Form 10-K
period 1993-12-31
KELLOGG CO
filed 1994-03-29
CIK 55067

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                        Commission File Number
     December 31, 1993                                    1-4171

                                KELLOGG COMPANY

             (Exact Name of Registrant as Specified in its Charter)

          DELAWARE                                       38-0710690
   STATE OF INCORPORATION                    I.R.S. EMPLOYER IDENTIFICATION NO.

                               ONE KELLOGG SQUARE
                       BATTLE CREEK, MICHIGAN 49016-3599
                    (Address of Principal Executive Offices)

                 Registrant's Telephone Number: (616) 961-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                                        NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS:                            ON WHICH REGISTERED:
Common Stock, $0.25 par value per share                 New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $6,132,749,157 as determined by the March 1, 1994 closing price of $49.625 for one share of common stock on the New York Stock Exchange.

As of March 1, 1994, 226,904,957 shares of the common stock of the registrant were issued and outstanding.

Portions of the registrant's definitive Proxy Statement, dated March 22, 1994, for the Annual Meeting of Stockholders to be held April 22, 1994, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS

     The Company. Kellogg Company, incorporated in Delaware in 1922, and its subsidiaries are engaged in the manufacture and marketing of convenience food products on a worldwide basis. The address of the principal business office of Kellogg Company is One Kellogg Square, P.O. Box 3599, Battle Creek, Michigan 49016-3599. Unless otherwise indicated by the context, the term "Company" as used in this report means Kellogg Company, its divisions and subsidiaries.

     Principal Products. The Company's products are manufactured in 18 countries and distributed in more than 150 countries. The principal products of the Company are ready-to-eat cereals which are produced and marketed in Australia, Canada, Japan, Mexico, South Africa, South and Central America, South Korea, the United Kingdom, the United States, Europe and other countries. Ready-to-eat cereals generally are marketed under the KELLOGG'S(R) name and are sold principally to the grocery trade through direct sales forces for resale to consumers and through broker and distribution arrangements in less developed market areas.

     Other Convenience Food Products. In the United States and Canada, in addition to ready-to-eat cereals, the Company produces or processes and distributes toaster pastries and frozen waffles. The Company also markets, in the United States, cereal and granola bars, and markets a variety of other convenience food products in various locations throughout the world. In March 1994, the Company entered into an agreement to sell the assets of its frozen pie business to The J.M. Smucker Company.

     Raw Materials. Agricultural commodities are the principal raw materials used in the Company's products. World supplies and prices of such commodities are constantly monitored, as are government trade policies. The cost of raw materials used may fluctuate widely due to government policy and regulation, weather conditions or other unforeseen circumstances. Continuous efforts are made to maintain and improve the qualities and supplies of raw materials for purposes of the Company's short-term and long-term requirements.

     The principal ingredients in ready-to-eat cereals and cereal and granola bars produced by the Company in the United States include corn grits, oats, rice, various fruits, sweeteners, wheat and wheat derivatives. Ingredients are purchased principally from sources in the United States. In producing toaster pastries and frozen waffles, the Company may use dairy products, eggs, fruit and other filling ingredients, flour, shortening and sweeteners, which ingredients are obtained from various sources. Although the Company enters into some long-term contracts, the bulk of such raw materials are purchased on the open market. While the cost of raw materials may increase over time, the Company believes that it will be able to purchase an adequate supply of such raw materials as needed.

     Raw materials and packaging needed for internationally based operations are available in adequate supply and are sometimes imported from countries other than those where used in manufacture.

     Cereal processing ovens at major domestic and international facilities are regularly fueled by natural gas or propane obtained from local utilities or other local suppliers. Short-term standby propane storage exists at several plants for use in the event of interruption in natural gas supplies. Additionally, oil may be used to fuel certain plant operations in the event of natural gas shortages at various plants or when its use presents economic advantages.

     Trademarks and Technology. The Company's products are marketed under trademarks owned by the Company. The Company's principal trademarks are its names and designs related to cereals and convenience food products manufactured and marketed by the Company. These trademarks include Kellogg's(R), for cereals and other products of the Company and the names of certain ready-to-eat cereals, including All-Bran(R), Kellogg's(R) Squares(TM), Apple Jacks(R), Apple Raisin Crisp(R), Apple Cinnamon Rice Krispies(TM), Bran Buds(R), Kellogg's(R) Complete(R) Bran Flakes, Cocoa Krispies(R), Common Sense(R), Kellogg's Corn Flakes(R), Cracklin' Oat Bran(R), Kellogg's(R) Cinnamon Mini-Buns, Crispix(R), Double Dip Crunch(R), Froot Loops(R), Kellogg's Frosted Bran(TM), Kellogg's Frosted Flakes(R), Frosted Krispies(R), Frosted Mini-Wheats(R), Fruitful Bran(R), Fruity

Marshmallow Krispies(R), Just Right(R), Kenmei(R), Kellogg's(R) Low Fat Granola, Nut & Honey Crunch(R), Nut & Honey Crunch O's(R), Mueslix(R), Nutri-Grain(R), Oatbake(R), Pops(R), Product 19(R), Kellogg's(R) Raisin Bran, Rice Krispies(R), Rice Krispies Treats(TM), Smacks(R) and Special K(R). Additional Company trademarks are the names of certain combinations of Kellogg's(R) ready-to-eat cereals, including Handi-Pak(R), Snack-Pak(R), Fun Pak(R), Jumbo(R) and Variety(R). Other Company trademarks include Kellogg's(R) Corn Flake Crumbs; Croutettes(R) for herb season stuffing mix; Kellogg's(R) Nutri-Grain(R) for cereal bars; Pop-Tarts(R) for toaster pastries; Mrs. Smith's(R) for pies and certain other convenience foods and Old Fashioned(R) for pies; and Eggo(R), Special K(R) and Nutri-Grain(R) for frozen waffles.

     Company trademarks also include depictions of certain animated characters in conjunction with certain cereals, including Snap!(R) Crackle!(R) Pop!(R) for Kellogg's(R) Frosted Krispies(R), Fruity Marshmallow Krispies(R) and Rice Krispies(R); Tony the Tiger(R) for Kellogg's Frosted Flakes(R); Toucan Sam(R) for Froot Loops(R); Dig 'Em!(R) for Smacks(R); and Coco(TM) for Cocoa Krispies(R).

     The slogan "The Best To You Each Morning"(R), used in connection with the Company's ready-to-eat cereals, is also an important Company trademark. The Company's use of the advertising theme "Get A Taste For The Healthy Life"(TM) represents part of its effort to establish throughout the United States and the world the concept of a nutritious breakfast.

     The Company considers that, taken as a whole, the rights under its various patents, which expire from time to time, are a valuable asset, but the Company does not believe that its businesses are materially dependent upon any single patent or group of related patents. The Company's activities under licenses or other franchises or concessions are not material.

     Seasonality. Ready-to-eat cereals, cereal and granola bars, frozen waffles and toaster pastries have approximately level demands throughout the year.

     Working Capital. The Company generally requires payment for goods sold eleven days subsequent to the date of invoice, with a 2% discount allowed for payment within ten days. Receipts from goods sold, supplemented as required by borrowings, provide for the Company's payment of dividends, capital expansion and for other operating expenses and working capital needs.

     Customers. The Company is not dependent on any single customer or a few customers for a material part of its sales. Products of the Company are sold through its own sales forces and through broker and distributor arrangements and are generally resold to consumers in retail stores, restaurants and other food service establishments.

     Backlog. For the most part, orders are filled within a few days of their receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at any particular time is not material to the Company.

     Competition. The Company has experienced intense competition for sales of all of its principal products in its major markets, both domestically and internationally. The Company's products compete with advertised and branded products of a similar nature as well as unadvertised and private label products, which are typically distributed at lower prices, and generally with other food products with different characteristics. Principal methods and factors of competition include, among others, product quality, composition and nutritional value, price, advertising and promotion. The Company is the world's largest manufacturer and marketer of ready-to-eat cereals.

     Research and Development. Research to support and expand the use of the Company's existing products and to develop new food products is carried on at the Company's research laboratories and pilot plant facilities in Battle Creek, Michigan, and at other plant locations around the world. The Company's expenditures for research and development were approximately $40 million in 1993, $37 million in 1992 and $35 million in 1991.

     Environmental Matters. The Company's facilities are subject to various foreign, federal, state and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. The Company is not a party to any material proceedings arising under these regulations. The Company believes that compliance with existing environmental laws and regulations will not require material capital expenditures or otherwise materially affect the financial condition or the competitive position of the Company. The Company is currently in substantial compliance with all material environmental regulations affecting the Company and its properties.

     Employees. At December 31, 1993, the Company had approximately 16,150 employees.

     Segment and Geographic Information. The Company operates in a single industry, which is the manufacture and marketing of convenience food products throughout the world. Net sales and net earnings for the years 1993, 1992 and 1991, and identifiable segment assets and corporate assets, consisting principally of cash and temporary investments, at the related year-ends are presented in Note 13 of the financial statements captioned "Operating Segments" and contained in Item 8 of this Report.

ITEM 2. PROPERTIES

     The Company's corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.

     The Company operates manufacturing plants and warehouses totalling more than ten million (10,000,000) square feet of building area in the United States and other countries. The Company's plants have been designed and constructed to meet its specific production requirements, and the Company periodically invests money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of other Company plants producing similar products and other factors. Manufacturing facilities of the Company in the United States include five cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; Omaha, Nebraska; and San Leandro, California. Other of the Company's convenience foods are also manufactured in the United States at various plant locations.

     Outside the United States, the Company has additional manufacturing locations, some with warehousing facilities, in Australia, Canada, Europe, Japan, Mexico, South Africa, South and Central America and South Korea.

     The principal properties of the Company, including its major office facilities, are held in fee and none is subject to any major encumbrance. Distribution centers and offices of non-plant locations generally are leased. The Company considers its facilities generally suitable, adequate and of sufficient capacity for its current operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings which, if decided adversely, would be material to the Company on a consolidated basis, nor are any of the Company's properties or subsidiaries subject to any such proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive Officers of the Registrant - The names, ages as of March 1, 1994 and positions of the executive officers of the Company are listed below together with their business experience. Executive officers are elected annually by the Board of Directors at the meeting immediately following the Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

Arnold G. Langbo
Chairman of the Board, President and Chief Executive Officer..................56

     Mr. Langbo has been employed by the Company and certain of its subsidiaries since 1956. He was named President of the Company's U.S. Food Products Division in 1978, a Vice President of the Company in 1979, Executive Vice President in 1981 and Group Executive Vice President and President of Mrs. Smith's Frozen Foods Co., a subsidiary of the Company, in 1983. He was named Executive Vice President and President, Kellogg International Division, in 1986. He was named President and Chief Operating Officer in December 1990 and became Chairman of the Board and Chief Executive Officer on January 1, 1992.

Charles W. Elliott
Executive Vice President - Administration, Chief Financial Officer............62

     Mr. Elliott joined the Company as Executive Vice President - Administration in February 1987. Previously, Mr. Elliott was employed for thirty years by Price Waterhouse, an independent accounting firm. At Price Waterhouse, he held various executive positions and most recently managed the tax department in its Chicago offices and served as a member of its Policy Board. He was named Chief Financial Officer of the Company in December 1988.

William A. Camstra
Executive Vice President, Area Director - Kellogg Latin America...............61

     Mr. Camstra has been employed by the Company and certain of its subsidiaries since 1956. He has worked in sales and various international operations of the Company and was named a Vice President and Director of Latin American Operations in 1983. He was named Executive Vice President of the Company on January 1, 1992.

Gary E. Costley
Executive Vice President, Area Director - Kellogg North America...............50

     Dr. Costley has been employed by the Company since 1970. He was named Vice President - Public Affairs in 1975, Vice President - Assistant to the President in 1978, Senior Vice President - Corporate Development in 1980, Senior Vice President - Science and Quality in 1981, Executive Vice President - Science and Technology in 1985, Executive Vice President, and President, U.S. Subsidiaries, in 1986, Executive Vice President and President, U.S. Food Products Division, in December 1988, and President of Kellogg USA, Inc., a subsidiary of the Company, in 1992.

Donald G. Fritz
Executive Vice President, Area Director - Kellogg Asia Pacific................46

     Mr. Fritz first joined Kellogg Canada Inc., a subsidiary of the Company, in 1979. He has worked in marketing and was named General Manager - Kellogg (Aust.) Pty. Limited, a subsidiary of the Company, in 1984, and Director of Australasia in 1989, and a Vice President of the Company in January 1990. He was named Executive Vice President of the Company on January 1, 1992.

Thomas A. Knowlton
Executive Vice President, Area Director - Kellogg Europe......................47

     Mr. Knowlton joined Kellogg Canada Inc. as Senior Vice President - Sales and Marketing in 1980, became its Executive Vice President in 1981, and its President and Chief Executive Officer and also a Vice President of the Company in 1983. In January 1989, he was named Managing Director, Kellogg Company of Great Britain Limited, a subsidiary of the Company, and continued as a Vice President of the Company. He was named an Executive Vice President of the Company on January 1, 1992.

Donald W. Thomason
Executive Vice President - Corporate Services and Technology..................50

     Mr. Thomason has been employed by the Company since 1966 and has worked in production, plant management, logistics and manufacturing. He was named a Vice President and Executive Vice President - Operations in the Company's U.S. Food Products Division in January 1989. He was named Executive Vice President - Corporate Services and Technology in 1990.

Richard M. Clark
Senior Vice President, General Counsel and Secretary..........................56

     Mr. Clark joined the Company as Senior Vice President, General Counsel and Secretary in September 1989. Prior to joining the Company, Mr. Clark was Vice President, General Counsel and Secretary of SSMC Inc.

Robert L. Creviston
Senior Vice President - Human Resources.......................................52

     Mr. Creviston joined the Company as Vice President - Employee Relations in 1982. He was named Senior Vice President - Human Resources in August 1991.

Daryl R. Schaller
Senior Vice President - Research, Quality and Nutrition.......................50

     Dr. Schaller has been employed by the Company since 1972. He was named Vice President - Director of Research in 1981, Vice President - Corporate Technology in 1983, Senior Vice President - Science and Technology in 1986, and Senior Vice President - Research, Quality and Nutrition in January 1990.

Joseph M. Stewart
Senior Vice President - Corporate Affairs.....................................51

     Mr. Stewart has been employed by the Company since 1980. He has worked in foodservice marketing and public affairs, and was named Vice President - Public Affairs in 1985 and Senior Vice President - Corporate Affairs in 1988.

Charles E. French
Vice President - Finance and Treasurer........................................49

     Mr. French has been employed by the Company and various subsidiaries of the Company since 1966. In 1988, he was named Director - Administration, Kellogg Company of Great Britain. In 1992, he also became Director - Finance of Kellogg Europe, and in September 1993, he was named Vice President - Finance and Treasurer of the Company.

Alan Taylor
Corporate Controller..........................................................42

     Mr. Taylor has been employed by the Company and certain of its subsidiaries since 1982. In 1987, he was named Director - Finance, Kellogg Canada Inc. He served as Director - Finance of Kellogg (Aust.) Pty. Ltd. from 1988 until 1993. He became Controller of the Company in August 1993.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information called for by this Item is set forth in Note 12 to the Consolidated Financial Statements on page F-16 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

     The information called for by this Item is set forth on page F-1 of this Report. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in Item 8, incorporated by reference from Item 14, of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC AND FINANCIAL OBJECTIVES

     Management's primary objective is to increase shareholder value over time. To achieve this objective, the Company has implemented a long-term business strategy which focuses on continuing aggressive investment in new cereal markets, increasing returns on existing investments, maximizing cash flows, and minimizing the cost of capital through appropriate financial policies. The success of this strategy is reflected in the Company's superior earnings, return on equity, total return to shareholders, and its overall strong financial condition.

GLOBAL MARKETPLACE

     Because of its strong global market share leadership, the Company is uniquely positioned to benefit from the continued increase in cereal consumption around the world. As of December 31, 1993, the Company's market share was 43% globally, 38% in North America, 47% in Asia-Pacific, 50% in Europe, and 78% in Latin America. This favorable positioning in existing markets is accompanied by leadership in entering new markets with substantial long-term potential. The Company opened a new cereal plant in Latvia in 1993 and has plants scheduled to begin production in India in 1994 and in China in 1995. The Company plans to make its products available to a billion new consumers by early in the next century, more than doubling its present reach.

     Lifestyle and demographic changes in major markets around the world favor a continued increase in consumption of ready-to-eat cereal, the Company's core product line. Two particularly important trends are ever-increasing recognition by consumers around the world of the nutritional value of cereal and the accelerating move of the "baby boom" generation from young adulthood, where cereal consumption is relatively low, to middle age, where cereal consumption grows steadily. The Company believes it has developed the worldwide infrastructure and financial resources needed to continue its leadership of category growth.

RESULTS OF OPERATIONS

1993 COMPARED TO 1992

  Revenues

     The Company's revenues are obtained primarily from the sale of ready-to-eat cereals in more than 150 countries. The Company has been marketing cereals since 1906 and is the global market share leader by nearly a three-to-one advantage. Increased revenues are obtained by reaching consumers in both new and developed markets with products that are both nutritious and superior in quality. The introduction of new products is vital to the Company's long-term financial strength. For 1993, the Company introduced 24 new products worldwide.

     Despite intense competition, continued recessions in several major markets, and unfavorable currency movements, worldwide revenues increased by 2% for 1993, marking the 49th consecutive annual increase. The increase was achieved through higher selling prices and a 2% increase in cereal volume, being negatively impacted by foreign currency movements. Forty percent of all revenues are derived from outside the United States and are subject to foreign currency fluctuations. Excluding the negative effects of currency movements, 1993 sales would have increased 6%. During 1993, sales within the United States rose by 6% from increased selling prices and volume for both cereal and convenience foods.

     1993 European sales, which were significantly affected by unfavorable foreign currency fluctuations, were down 8%. If the effects of foreign currency are excluded, European sales would have risen 4%. Sales for other areas grew by 2% from increased volume and higher selling prices, being partially offset by the negative impact of currency fluctuations. Excluding the effects of negative currency movements, other area sales would have increased 6%.

     Other revenue for 1993 includes a total pre-tax gain of $65.9 million ($.20 per share) from the sale of the Company's British carton-container division ($.10 per share) and its Argentine snack food business ($.10 per share). In recent years the Company has divested units that do not fit with its long-term strategic plan. Other deductions for 1993 includes pre-tax charges of $64.3 million ($.18 per share) from the write-down of certain assets in Europe and North America.

  Expenses and profit margins

     Cost of goods sold as a percent of sales was 47% for the year, the lowest in the last decade. Higher selling prices, increased volume, and worldwide productivity gains in factory operations are among the factors that contributed to this lower ratio.

     Intense global competition requires heavy investment in value-added marketing. Selling and administrative expense represented 36% of each sales dollar in 1993. The Company is committed to building strong, long-term brand franchises through effective advertising.

     Gross interest expense, prior to amounts capitalized, increased to $40.4 million for 1993, compared to $33.6 million for 1992. Higher debt levels caused the increase. The Company expects average borrowing levels and related interest expense to be slightly higher during 1994.

     The Company's effective tax rate was 34.2% for the year, compared to 36.2% for 1992. The tax rate declined for a number of reasons. Decreased statutory rates in countries such as Germany, Australia, Canada, and South Africa more than offset the United States tax rate increase of 1993. The Company's 1994 effective tax rate is expected to be approximately 38%.

     For 1993, earnings per share were $2.94 and earnings were $680.7 million, compared to 1992's earnings per share of $1.81 and earnings of $431.2 million. Excluding all one-time events for both years, earnings per share were $2.92, up 6% over $2.75 in 1992; and net earnings were $675.5 million, up 3%. Without the negative impact of foreign currency fluctuations, earnings per share would have been up 10% and net earnings up 6%.

     Geographically, earnings before the cumulative effect of an accounting change were lower by 1% for the United States and by 1% for Europe, and up 7% for other areas. Excluding all one-time events for both years, the United States would have been up 7%, Europe down 9%, and other areas up 2%. Without the negative impact of foreign currency movements, Europe would have been up 4% rather than down 9%.

     Statement of Financial Accounting Standards 112, "Employers' Accounting for Postemployment Benefits," was issued in November 1992. This statement had no material effect on the Company's financial condition or results of operations.

1992 COMPARED TO 1991

     Worldwide revenues for 1992 increased 7% to $6.2 billion on the strength of a 5% gain in cereal volume and higher selling prices. During January 1992, the Company sold Fearn International Inc., a U.S. foodservice subsidiary. Excluding 1991 sales by Fearn, 1992 sales would have increased by 9% instead of 7%. Foreign currency fluctuations had a minimal impact on 1992 worldwide revenues.

     Sales within the United States increased by 5%; however, excluding Fearn sales from 1991, the increase was 8%. This increase resulted from increased volume coupled with higher selling prices. European sales were up a solid 14% for the year due to a volume gain of 6% coupled with higher selling prices and the positive impact of foreign currency fluctuations. Sales for other areas grew by 6% from improved volume and selling prices, partially offset by negative foreign currency movements.

     Other revenue includes a total pre-tax gain of $58.5 million ($.16 per share) from the sale of Fearn International Inc. Other deductions includes a pre-tax charge of $22.4 million ($.05 per share) from the disposition of convenience foods operations in Canada and other North America assets.

     Cost of goods sold as a percent of sales was 48%, compared to 49% in 1991. Factors such as improved volume, positive inventory management, and improved factory productivity contributed to the decline. Selling and administrative expense represented 35% of each sales dollar in 1992, compared to 33% in 1991.

     Gross interest expense, prior to amounts capitalized, decreased to $33.6 million, compared to $60.7 million in 1991. Lower interest rates and debt levels led to the decline. The Company's effective tax rate was 36.2%, compared to 38.4% for 1991. The decline in the rate resulted from lower effective tax rates in certain international locations.

     For 1992, earnings per share were $1.81 and earnings were $431.2 million, compared to earnings per share of $2.51 and earnings of $606 million in 1991. Excluding all one-time events and the accounting change, earnings per share were $2.75, up 10%, and earnings were $657.1 million, up 8%.

     Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (FAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires that the estimated cost of postretirement benefits, principally health care, be accrued over the period earned rather than expensed as incurred. The transition effect of adopting FAS 106 on the immediate recognition basis, as of January 1, 1992, resulted in an after-tax charge of $251.6 million or $1.05 per share.

     Geographically, earnings before the cumulative effect of the accounting change were up 18% for the United States, up 9% for Europe, and down 6% for other areas. Excluding the sale of Fearn and the one-time asset writeoffs, United States earnings would have been up 9% and other areas up 5%.

LIQUIDITY AND CAPITAL RESOURCES

     The financial condition of the Company remained strong during 1993. Company operations have historically provided a strong, positive cash flow which, along with the program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company's operational needs. Cash and cash equivalents totaled $98 million at December 31, 1993, compared to $126 million at December 31, 1992.

     Cash provided by operating activities amounted to $800 million in 1993, compared to $742 million in 1992 and $934 million in 1991. The Company's current ratio (current assets over current liabilities) was 1.0:1.0 for 1993 and 1.2:1.0 for 1992.

     The Company maintains credit facilities with banking institutions in the United States and other countries where it conducts business. At year-end, the Company had $613 million of short-term lines of credit, of which $569 million were available.

     Funds expended for capital improvements in 1993 totaled $450 million, compared to $474 million in 1992 and $333 million in 1991. In 1994, capital expenditures are expected to be approximately $400 million as the Company continues to invest globally in expansion and modernization of its facilities. The capital program remains focused on producing the highest quality product at the lowest possible cost.

     The Company's debt to total capital ratio was 35% at December 31, 1993, compared to 21% in 1992. The Company's increased share repurchase program led to higher debt levels resulting in the higher ratio. The Company continues to enjoy the highest available debt ratings on both its commercial paper and long-term debt.

     At December 31, 1993, the Company had on file a "shelf registration" of $200 million with the Securities and Exchange Commission to provide for the issuance of debt in the United States. The net proceeds from any offering under the "shelf" would be added to the Company's working capital and be available for general corporate purposes.

     In October of 1993, the Company issued $265 million Canadian Eurodollar 5-year Notes with a 6.25% interest rate. During 1992, $300 million 5-year Notes were issued with a 5.9 % interest rate. The first two years of both notes were swapped into variable rate debt. In March 1992, the Company's $200 million 9.5% Eurodollar Notes matured.

     Notes payable are comprised principally of floating interest rate obligations that had an average interest rate of 4% in 1993, compared to 6% during 1992.

     Dividends paid per share of common stock rose 10% in 1993, marking the 37th consecutive year of increase. The trend of increased dividends is expected to continue in 1994.

     During 1993, the Company purchased 9,487,508 shares of its common stock at an average cost of $58 per share. In 1992, a total of 3,497,000 shares were purchased at an average cost of $63 per share. Treasury stock purchases were made under plans authorized by the Company's Board of Directors. At December 31, 1993, an additional $353 million of stock could be purchased through December 1994 under current Board authorization.

LOOKING FORWARD

     Management is not aware of any adverse trends that would materially affect the Company's strong financial position.

     Should suitable investment opportunities or working capital needs arise that would require additional financing, management believes that the Company's triple A credit rating, strong balance sheet, and history of exceptional earnings provides a solid base for obtaining additional financial resources at competitive rates and terms.

     The Company is a global market leader backed with a solid financial infrastructure that provides a competitive advantage. The Company is committed to long-term earnings per share growth with above average return on equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is contained in a separate section of this Report. See Index of Consolidated Financial Statements and Consolidated Financial Statement Schedules on page F-2 of this Report. Supplementary quarterly financial data is set forth in Note 12 to the Consolidated Financial Statements on page F-15 of this Report.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors -- See the Company's Proxy Statement dated March 22, 1994 for the Annual Meeting of Stockholders to be held on April 22, 1994, under the captions "Nominees for Election to the Board of Directors" and "Continuing Directors of the Company" on pages 5 through 8, which information is incorporated herein by reference.

     Executive Officers of the Registrant -- See "Executive Officers of the Registrant" under Item 4A at pages 4 through 6 of this Report.

     Compliance with Section 16(a) of the Securities Exchange Act -- See the Company's Proxy Statement, dated March 22, 1994 for the Annual Meeting of Stockholders to be held on April 22, 1994, at page 23, under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     See the Company's Proxy Statement dated March 22, 1994 for the Annual Meeting of Stockholders to be held on April 22, 1994, under the captions "Executive Compensation" and "Selected Benefit Plans and Agreements" at pages 9 and 10, 14 through 17, and 20 through 23, which information, except for those portions captioned "Report of the Compensation Committee on Executive Compensation" and "Stock Performance Graph," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the Company's Proxy Statement dated March 22, 1994 for the Annual Meeting of Stockholders to be held on April 22, 1994, under the caption "Voting Securities And Ownership Thereof By Certain Persons" at pages 1 through 4, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the Company's Proxy Statement dated March 22, 1994 for the Annual Meeting of Stockholders to be held on April 22, 1994, under the captions "About The Board of Directors" at page 10, and "Selected Benefit Plans and Agreements" at page 22, which information, is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

          (A)1. CONSOLIDATED FINANCIAL STATEMENTS

     The Index of Consolidated Financial Statements is included on page F-2 of this Report.

          (A)2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

     The Index of Consolidated Financial Statement Schedules is included on page F-2 of this Report.

        (A)3. EXHIBITS

EXHIBIT NO.                                      DESCRIPTION
    3.01       Restated Certificate of Incorporation of Kellogg Company, as amended, incorporated by reference to Exhibit 3.01 to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1991, Commission file number
               1-4171.
    3.02       Bylaws of Kellogg Company, as amended.
    4.01       Indenture dated as of March 1, 1988 between the Company and Bankers Trust
               Company, incorporated by reference to Exhibit 4(a) to the Company's
               Registration Statement on Form S-3, Commission file number 33-20731.
    4.02       Form of Debt Security, incorporated by reference to Exhibit 4(d) to the
               Company's Registration Statement on Form S-3, Commission file number 33-20731.
    4.03       Supplemental Indenture, dated January 30, 1989, between the Company and Bankers
               Trust Company, incorporated by reference to Exhibit B to the Company's Current
               Report on Form 8-K, Commission file number 1-4171, dated January 31, 1989.
    4.04       Instrument of Resignation, Acceptance and Appointment, dated as of January 31,
               1989, between the Company, Bankers Trust Company and NBD Bank, N.A. (formerly known as National Bank of Detroit), incorporated by reference to Exhibit A to the Company's Current Report on Form 8-K, Commission file number 1-4171, dated
               January 31, 1989.
    4.05       Agency Agreement, dated as of January 31, 1989, between NBD Bank, N.A.
               (formerly known as National Bank of Detroit) and Bankers Trust Company,
               incorporated by reference to Exhibit C to the Company's Current Report on Form
               8-K, Commission file number 1-4171, dated January 31, 1989.
   10.01       Employment Agreements between the Company and C. W. Elliott, made and entered into as of January 30, 1987, incorporated by reference to Exhibit 10.02 to the
               Company's Annual Report on Form 10-K for the fiscal year ended December 31,
               1987, Commission file number 1-4171.*
   10.02       Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to
               Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*
   10.03       Kellogg Company Supplemental Retirement Plan, incorporated by reference to
               Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*
   10.04       Kellogg Company Book Value Unit/Share Incentive Plan, incorporated by reference to Exhibit 10.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*

EXHIBIT NO.                                      DESCRIPTION
   10.05       Kellogg Company 1982 Stock Option Plan, as amended on December 7, 1990, incorporated by reference to Exhibit 10.07 to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1990, Commission file number
               1-4171.*
   10.06       Kellogg Company International Retirement Plan, incorporated by reference to
               Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, Commission file number 1-4171.*
   10.07       Kellogg Company Executive Survivor Income Plan, incorporated by reference to
               Exhibit 10.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*
   10.08       Kellogg Company Key Executive Benefits Plan, incorporated by reference to
               Exhibit 10.09 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*
   10.09       Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1991, Commission file number 1-4171.*
   10.10       Deferred Compensation Plan for Non-Employee Directors.*
   21.01       Domestic and Foreign Subsidiaries of the Company, incorporated by reference to
               Exhibit 22.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.
   23.01       Consent of Price Waterhouse.
   24.01       Powers of Attorney authorizing Richard M. Clark to execute the Company's Form
               10-K Annual Report for the fiscal year ended December 31, 1993 on behalf of the
               Board of Directors, and each of them.
   99.01       Kellogg Company American Federation of Grain Millers Savings and Investment
               Plan Form 11-K Annual Report for the fiscal year ended October 31, 1993.
   99.02       Kellogg Company Salaried Savings and Investment Plan Form 11-K Annual Report
               for the fiscal year ended October 31, 1993.

*A management contract or compensatory plan required to be filed by Item 14(c) of this report.

THE COMPANY AGREES TO FURNISH TO THE SECURITIES AND EXCHANGE COMMISSION, UPON ITS REQUEST, A COPY OF ANY INSTRUMENT DEFINING THE RIGHTS OF HOLDERS OF LONG-TERM DEBT OF THE COMPANY AND ITS SUBSIDIARIES AND ANY OF ITS UNCONSOLIDATED SUBSIDIARIES FOR WHICH FINANCIAL STATEMENTS ARE REQUIRED TO BE FILED.

THE COMPANY WILL FURNISH ANY OF ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.

                             (B) REPORT ON FORM 8-K

     No report on Form 8-K was filed during the Company's fourth quarter for the fiscal year ended December 31, 1993.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of March 1994.

                                            KELLOGG COMPANY

                                             /s/  ARNOLD G. LANGBO
                                            By: Arnold G. Langbo
                                            Chairman of the Board
                                            Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                   NAME                                  CAPACITY                    DATE
- -------------------------------------------   ------------------------------   -----------------
           /s/  ARNOLD G. LANGBO               Chairman of the Board, Chief     March 22, 1994
             Arnold G. Langbo                  Executive Officer; Director
                                              (Principal Executive Officer)

          /s/   CHARLES W. ELLIOTT              Executive Vice President,       March 22, 1994
            Charles W. Elliott                   Chief Financial Officer;
                                                         Director
                                              (Principal Financial Officer)

           /s/   ALAN TAYLOR                       Corporate Controller         March 22, 1994
                Alan Taylor                  (Principal Accounting Officer)

              Norman A. Brown                            Director
            Claudio X. Gonzalez                          Director
                Gordon Gund                              Director
            William E. LaMothe                           Director
             Russell G. Mawby                            Director
              Ann McLaughlin                             Director
             J. Richard Munro                            Director
             Harold A. Poling                            Director
              Donald Rumsfeld                            Director
            Timothy P. Smucker                           Director
            Dolores D. Wharton                           Director

        By:  /s/  Richard M. Clark                                              March 22, 1994
             Richard M. Clark
            As Attorney-in-Fact

                        SELECTED FINANCIAL DATA (ITEM 6)
SUMMARY OF OPERATIONS
              (DOLLAR AMOUNTS IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                                             PER COMMON SHARE DATA
                                                                                                            -----------------------
                                                                  EARNINGS                (A)                 EARNINGS       (A)
                          NET        %       PRETAX      %      BEFORE ACCTG     %        NET        %      BEFORE ACCTG     NET
                         SALES     GROWTH   EARNINGS   GROWTH      CHANGE      GROWTH   EARNINGS   GROWTH      CHANGE      EARNINGS
                        --------   ------   --------   ------   ------------   ------   --------   ------   ------------   --------
10-year Compound
Growth Rate                  10%                  9%                  11%                   11%                   14%          14%
1993                    $6,295.4      2     $1,034.1      (3)      $680.7         --     $680.7       58       $ 2.94       $ 2.94
1992                     6,190.6      7      1,070.4       9        682.8         13      431.2      (29)        2.86         1.81
1991                     5,786.6     12        984.2      21        606.0         21      606.0       21         2.51         2.51
1990                     5,181.4     11        814.7      22        502.8         19      502.8        7         2.08         2.08
1989                     4,651.7      7        667.0     (14)       422.1        (12)     470.2       (2)        1.73         1.93
1988                     4,348.8     15        774.7      16        480.4         21      480.4       21         1.95         1.95
1987                     3,793.0     14        665.7      13        395.9         24      395.9       24         1.60         1.60
1986                     3,340.7     14        586.6      11        318.9         13      318.9       13         1.29         1.29
1985                     2,930.1     13        527.4      11        281.1         12      281.1       12         1.14         1.14
1984                     2,602.4      9        476.1       7        250.5          3      250.5        3          .84          .84
1983                     2,381.1      1        444.0       8        242.7          7      242.7        7          .79          .79


                                              AVERAGE
                                               SHARES
                         CASH      BOOK     OUTSTANDING     SHAREHOLDERS'
                       DIVIDENDS   VALUE     (MILLIONS)        EQUITY
                       ---------   -----   --------------   -------------
10-year Compound
Growth Rate                 13%
1993                    $  1.32    $7.52        231.5         $ 1,713.4
1992                       1.20     8.20        238.9           1,945.2
1991                      1.075     8.98        241.2           2,159.8
1990                        .96     7.88        241.6           1,901.8
1989                        .86     6.70        244.2           1,634.4
1988                        .76     6.03        246.4           1,483.2
1987                        .64     4.91        247.4           1,211.4
1986                        .51     3.63        247.0             898.4
1985                        .45     2.77        246.6             683.0
1984                        .42     1.98        298.8             487.2
1983                        .40     3.20        305.8             977.9

OTHER INFORMATION AND FINANCIAL RATIOS

                                                                                                       FINANCIAL RATIOS
                                                                                                  ---------------------------
                                                                                                              PRETAX INTEREST
                          PROPERTY,       CAPITAL                        TOTAL      NUMBER OF     CURRENT        COVERAGE
                             NET        EXPENDITURES    DEPRECIATION     ASSETS     EMPLOYEES      RATIO          (TIMES)
                          ---------     ------------    ------------    --------    ---------     -------     ---------------
1993                      $2,768.4         $449.7          $265.2       $4,237.1      16,151        1.0              27
1992                       2,662.7          473.6           231.5        4,015.0      16,551        1.2              33
1991                       2,646.5          333.5           222.8        3,925.8      17,017         .9              17
1990                       2,595.4          320.5           200.2        3,749.4      17,239         .9              11
1989                       2,406.3          508.7           167.6        3,390.4      17,268         .9              10
1988                       2,131.9          538.1           139.7        3,297.9      17,461         .9              13
1987                       1,738.8          478.4           113.1        2,680.9      17,762         .9              14
1986                       1,281.1          329.2            92.7        2,084.2      17,383        1.1              13
1985                       1,035.9          245.6            75.4        1,726.1      17,082        1.4              11
1984                         856.0          228.9            63.9        1,667.1      17,239        1.1              26
1983                         743.2          156.7            62.8        1,467.2      18,293        1.8              64


                         RETURN ON    DEBT TO        CASH
                          AVERAGE      TOTAL      PROVIDED BY    LONG-TERM
                          EQUITY      CAPITAL     OPERATIONS       DEBT
                         ---------    -------     -----------    ---------
                          <
1993                        37%         35%         $ 800.2       $ 521.6
1992                        21%         21%           741.9         314.9
1991                        30%         18%           934.4          15.2
1990                        28%         26%           819.2         295.6
1989                        30%         34%           533.5         371.4
1988                        36%         32%           492.3         272.1
1987                        38%         27%           523.5         290.4
1986                        40%         31%           542.7         264.1
1985                        48%         38%           449.7         392.6
1984                        27%         59%           331.5         364.1
1983                        26%          4%           347.1          18.6

- -------------------------
(a) Net earnings for 1992 include a $251.6 million charge ($1.05 per share) resulting from the adoption of Statement of Financial Accounting Standards 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," as of January 1, 1992. Net earnings for 1989 include a $48.1 million gain ($.20 per share) resulting from the adoption of Statement of Financial Accounting Standards 96, "Accounting for Income Taxes," as of January 1, 1989.

                        KELLOGG COMPANY AND SUBSIDIARIES
                           ANNUAL REPORT ON FORM 10-K

                            Items 8, 14(a) and 14(d)

                   Index of Consolidated Financial Statements
                 and Consolidated Financial Statement Schedules

                                                                                   PAGE
                                                                                   -----
        CONSOLIDATED FINANCIAL STATEMENTS
        Report of Independent Accountants.......................................     F-3
        Consolidated Earnings and Retained Earnings for 1993, 1992 and 1991.....     F-4
        Consolidated Balance Sheet at December 31, 1993 and 1992................     F-5
        Consolidated Statement of Cash Flows for 1993, 1992 and 1991............     F-6
        Notes to Consolidated Financial Statements..............................     F-7
        CONSOLIDATED FINANCIAL STATEMENT SCHEDULES
        Schedule II - Amounts Receivable from Employees.........................     S-1
        Schedule V - Property...................................................     S-2
        Schedule VI - Accumulated Depreciation of Property......................     S-3
        Schedule VIII - Valuation Reserve.......................................     S-3
        Schedule IX - Short-Term Borrowings.....................................     S-4
        Schedule X - Supplementary Earnings Statement Information...............     S-4

     These Consolidated Financial Statement Schedules should be read in conjunction with the Consolidated Financial Statements included in Item 8.

     All other Consolidated financial statement schedules are omitted because they are not applicable or the required data is shown in the Company's Consolidated Financial Statements or the Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board
of Directors of Kellogg Company

     In our opinion, the consolidated financial statements and schedules listed in the index on page F-2 present fairly, in all material respects, the financial position of Kellogg Company and its subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Notes 9 and 10 to the financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes during 1992.

PRICE WATERHOUSE

Battle Creek, Michigan
February 4, 1994

                        KELLOGG COMPANY AND SUBSIDIARIES

                  CONSOLIDATED EARNINGS AND RETAINED EARNINGS

                                                                     YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1993         1992         1991
                                                                --------     --------     --------
                                                                  (IN MILLIONS, EXCEPT PER SHARE
                                                                             AMOUNTS)
Net sales...................................................    $6,295.4     $6,190.6     $5,786.6
  Other revenue (deductions), net...........................        (1.5)        36.8         14.6
                                                                --------     --------     --------
                                                                 6,293.9      6,227.4      5,801.2
                                                                --------     --------     --------
  Cost of goods sold........................................     2,989.0      2,987.7      2,828.7
  Selling and administrative expense........................     2,237.5      2,140.1      1,930.0
  Interest expense..........................................        33.3         29.2         58.3
                                                                --------     --------     --------
                                                                 5,259.8      5,157.0      4,817.0
                                                                --------     --------     --------
Earnings before income taxes and cumulative effect of
  accounting change.........................................     1,034.1      1,070.4        984.2
  Income taxes..............................................       353.4        387.6        378.2
                                                                --------     --------     --------
Earnings before cumulative effect of accounting change......       680.7        682.8        606.0
  Cumulative effect of change in method of accounting for
     postretirement benefits other than pensions -- $1.05 a
     share
     (net of income tax benefit of $144.6)..................                   (251.6)
                                                                --------     --------     --------
Net earnings -- $2.94, $1.81, $2.51 a share.................       680.7        431.2        606.0
  Retained earnings, beginning of year......................     3,033.9      2,889.1      2,542.4
  Dividends paid -- $1.32, $1.20, $1.075 a share............      (305.2)      (286.4)      (259.3)
                                                                --------     --------     --------
Retained earnings, end of year..............................    $3,409.4     $3,033.9     $2,889.1
                                                                --------     --------     --------
                                                                --------     --------     --------

                See notes to consolidated financial statements.

                        KELLOGG COMPANY AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                             AT DECEMBER 31,
                                                                          ----------------------
                                                                            1993         1992
                                                                          ---------    ---------
                                                                              (IN MILLIONS)
CURRENT ASSETS
Cash and temporary investments.........................................   $    98.1    $   126.3
Accounts receivable, less allowances of $6.0 and $6.2..................       536.8        519.1
Inventories:
  Raw materials and supplies...........................................       148.5        167.7
  Finished goods and materials in process..............................       254.6        248.7
Deferred income taxes..................................................        85.5         66.2
Prepaid expenses.......................................................       121.6        108.6
                                                                          ---------    ---------
       Total current assets............................................     1,245.1      1,236.6
PROPERTY
Land...................................................................        40.6         40.5
Buildings..............................................................     1,065.7      1,021.2
Machinery and equipment................................................     2,857.6      2,629.4
Construction in progress...............................................       308.6        302.6
Accumulated depreciation...............................................    (1,504.1)    (1,331.0)
                                                                          ---------    ---------
       Property, net...................................................     2,768.4      2,662.7
Intangible assets......................................................        59.1         53.3
Other assets...........................................................       164.5         62.4
                                                                          ---------    ---------
       Total assets....................................................   $ 4,237.1    $ 4,015.0
                                                                          ---------    ---------
                                                                          ---------    ---------
CURRENT LIABILITIES
Current maturities of long-term debt...................................   $     1.5    $     1.9
Notes payable..........................................................       386.7        210.0
Accounts payable.......................................................       308.8        313.8
Accrued liabilities:
  Income taxes.........................................................        65.9        104.1
  Salaries and wages...................................................        76.5         78.0
  Advertising and promotion............................................       233.8        228.0
  Other................................................................       141.4        135.2
                                                                          ---------    ---------
       Total current liabilities.......................................     1,214.6      1,071.0
Long-term debt.........................................................       521.6        314.9
Nonpension postretirement benefits.....................................       450.9        407.6
Deferred income taxes..................................................       188.9        184.6
Other liabilities......................................................       147.7         91.7
SHAREHOLDERS' EQUITY
Common stock, $.25 par value
  Authorized: 330,000,000 shares
  Issued: 310,292,753 shares in 1993 and 310,193,228 in 1992...........        77.6         77.5
Capital in excess of par value.........................................        72.0         69.2
Retained earnings......................................................     3,409.4      3,033.9
Treasury stock, at cost: 82,372,409 and 72,874,738 shares..............    (1,653.1)    (1,105.0)
Minimum pension liability adjustment...................................       (25.3)
Currency translation adjustment........................................      (167.2)      (130.4)
                                                                          ---------    ---------
       Total shareholders' equity......................................     1,713.4      1,945.2
                                                                          ---------    ---------
       Total liabilities and shareholders' equity......................   $ 4,237.1    $ 4,015.0
                                                                          ---------    ---------
                                                                          ---------    ---------

                See notes to consolidated financial statements.

                        KELLOGG COMPANY AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       YEAR ENDED DECEMBER 31,
                                                                    -----------------------------
                                                                     1993       1992       1991
                                                                    -------    -------    -------
                                                                            (IN MILLIONS)
OPERATING ACTIVITIES
Net earnings.....................................................   $ 680.7    $ 431.2    $ 606.0
Items in net earnings not requiring (providing) cash:
  Cumulative effect of accounting change.........................                251.6
  Depreciation...................................................     265.2      231.5      222.8
  Pre-tax gain on sale of subsidiaries...........................     (65.9)     (58.5)
  Deferred income taxes..........................................       8.7        9.7       (5.4)
  Other..........................................................     (19.1)      25.1       16.8
Change in operating assets and liabilities:
  Accounts receivable............................................     (17.7)     (99.1)      10.2
  Inventories....................................................      13.3      (15.3)     (41.4)
  Prepaid expenses...............................................     (32.3)      (0.9)     (22.9)
  Accounts payable...............................................      (5.0)      24.0       42.7
  Accrued liabilities............................................     (27.7)     (57.4)     105.6
                                                                    -------    -------    -------
     NET CASH PROVIDED FROM OPERATING ACTIVITIES.................     800.2      741.9      934.4
                                                                    -------    -------    -------
INVESTING ACTIVITIES
Additions to properties..........................................    (449.7)    (473.6)    (333.5)
Proceeds from sale of subsidiaries...............................      95.6      115.0
Property disposals...............................................      19.0       18.8       25.2
Other............................................................     (25.1)     (10.6)     (11.6)
                                                                    -------    -------    -------
     NET CASH USED IN INVESTING ACTIVITIES.......................    (360.2)    (350.4)    (319.9)
                                                                    -------    -------    -------
FINANCING ACTIVITIES
Borrowings of notes payable......................................     468.2      192.3      182.1
Reduction of notes payable.......................................    (291.5)    (170.7)    (274.0)
Issuance of long-term debt.......................................     208.3      311.7        4.3
Reduction of long-term debt......................................      (1.7)    (270.2)    (126.0)
Issuance of common stock.........................................       2.9       13.4       17.7
Purchase of treasury stock.......................................    (548.1)    (224.1)     (83.6)
Cash dividends...................................................    (305.2)    (286.4)    (259.3)
Other............................................................       2.9       11.4        1.1
                                                                    -------    -------    -------
     NET CASH USED IN FINANCING ACTIVITIES.......................    (464.2)    (422.6)    (537.7)
                                                                    -------    -------    -------
Effect of exchange rate changes on cash..........................      (4.0)     (20.6)       0.7
                                                                    -------    -------    -------
Increase (decrease) in cash and temporary investments............     (28.2)     (51.7)      77.5
Cash and temporary investments at beginning of year..............     126.3      178.0      100.5
                                                                    -------    -------    -------
     CASH AND TEMPORARY INVESTMENTS AT END OF YEAR...............   $  98.1    $ 126.3    $ 178.0
                                                                    -------    -------    -------
                                                                    -------    -------    -------

                See notes to consolidated financial statements.

                        KELLOGG COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- ACCOUNTING POLICIES

  Consolidation

     The consolidated financial statements include the accounts of Kellogg Company and its wholly owned subsidiaries. Intercompany balances and transactions are eliminated.

     Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

  Cash and temporary investments

     Highly liquid temporary investments with original maturities of less than three months are considered to be cash equivalents. The carrying amount approximates fair value.

  Inventories

     Inventories are valued at the lower of cost (principally average) or market.

  Property

     Fixed assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods for tax reporting. Interest cost capitalized as part of the construction cost of capital assets amounted to $7.1 million in 1993, $4.4 million in 1992, and $2.4 million in 1991.

  Intangible assets

     Intangible assets consist principally of the underfunded amount of certain pension plans.

  Notes payable and long-term debt

     The carrying amounts of the Company's notes payable, long-term debt, and other financial instruments approximate fair value. The fair values are based primarily on quoted market prices.

  Net earnings per share

     Net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding. All per share amounts have been restated to reflect the two-for-one stock split, effective December 4, 1991.

NOTE 2 -- LEASES

     Operating leases generally are for equipment and warehouse space. Rent expense on all operating leases, which generally are renewable at the Company's option, amounted to $46.8 million in 1993, $42.4 million in 1992, and $39.3 million in 1991. There are no significant future minimum rental commitments under non-cancelable leases.

NOTE 3 -- RESEARCH AND DEVELOPMENT

     Research and development costs charged to earnings approximated $39.8 million in 1993, $36.6 million in 1992, and $34.7 million in 1991.

                        KELLOGG COMPANY AND SUBSIDIARIES

NOTE 4 -- DIVESTITURES AND OTHER NONRECURRING ITEMS

     All gains from divestitures and nonrecurring charges are recorded in other revenue (deductions). None of the divestitures are significant to the Company's consolidated revenues and earnings.

     During 1993, the Company recognized a pre-tax gain of $32.2 million ($.10 per share) from the sale of Cereal Packaging Ltd., a wholly owned subsidiary of Kellogg Company of Great Britain, Limited., and a pre-tax gain of $33.7 million ($.10 per share) from the sale of the Argentine snack food business. During 1992, the Company sold Fearn International Inc., a foodservice subsidiary, resulting in a pre-tax gain of $58.5 million ($.16 per share).

     During 1993, the Company recognized pre-tax charges of $64.3 million ($.18 per share) from the write-down of certain assets in Europe and North America. For 1992, other deductions includes a pre-tax charge of $22.4 million ($.05 per share) from the disposition of convenience foods operations in Canada and other North America assets.

NOTE 5 -- SHAREHOLDERS' EQUITY

     On December 3, 1991, shareholders approved an increase in the authorized shares of common stock from 165 million to 330 million and approved a two-for-one stock split to shareholders of record on December 4, 1991. The stated par value per share of common stock was not changed from $.25. All share and per share amounts have been restated to retroactively reflect the stock split.

     In 1993, the Company purchased 9,487,508 shares of its common stock at an average cost of $58; in 1992, purchased 3,497,000 shares at an average cost of $63; and in 1991, purchased 1,515,600 shares at an average cost of $52. All purchases are included in treasury stock. A summary of shareholders' equity is shown on the following page.

                        KELLOGG COMPANY AND SUBSIDIARIES

     Most effects of exchange rate changes are reflected as a currency translation adjustment in shareholders' equity. Exchange adjustments attributable to operations in highly inflationary economies are reflected in earnings along with those adjustments related to foreign currency transactions that affect cash flows.

                                                                                  (A)MINIMUM
                                              CAPITAL IN                           PENSION      CURRENCY
                                     COMMON   EXCESS OF    RETAINED   TREASURY    LIABILITY    TRANSLATION
                                     STOCK    PAR VALUE    EARNINGS     STOCK     ADJUSTMENT   ADJUSTMENT
                                     ------   ----------   --------   ---------   ----------   ----------
                                                                (IN MILLIONS)
Balance, January 1, 1991...........  $38.6      $ 81.2     $2,542.4     ($797.3)               $    36.9
  Stock options exercised..........    0.1        17.7
  Two-for-one stock split..........   38.7       (38.7)
  Net earnings.....................                           606.0
  Dividends........................                          (259.3)
  Exchange adjustments.............                                                                (22.9)
  Treasury stock purchased.........                                       (83.6)
                                     ------   ----------   --------   ---------   ----------   ----------
Balance, December 31, 1991.........   77.4        60.2      2,889.1      (880.9)                    14.0
  Stock options exercised..........    0.1         9.0
  Net earnings.....................                           431.2
  Dividends........................                          (286.4)
  Exchange adjustments.............                                                               (144.4)
  Treasury stock purchased.........                                      (224.1)
                                     ------   ----------   --------   ---------   ----------   ----------
Balance, December 31, 1992.........   77.5        69.2      3,033.9    (1,105.0)                  (130.4)
  Stock options exercised..........    0.1         2.8
  Net earnings.....................                           680.7
  Dividends........................                          (305.2)
  Exchange adjustments.............                                                                (36.8)
  Minimum pension liability
     adjustment....................                                                 ($25.3)
  Treasury stock purchased.........                                      (548.1)
                                     ------   ----------   --------   ---------   ----------   ----------
Balance, December 31, 1993.........  $77.6      $ 72.0     $3,409.4   ($1,653.1)    ($25.3)     ($ 167.2)
                                     ------   ----------   --------   ---------   ----------   ----------
                                     ------   ----------   --------   ---------   ----------   ----------

- -------------------------
(a) Refer to Note 8 for an explanation of the minimum pension liability adjustment.

NOTE 6 -- DEBT

     Notes payable consist of borrowings in the United States of $352.9 million at 3.2% at December 31, 1993, and $148.3 million at 3.4% at December 31, 1992, and bank loans of foreign subsidiaries at competitive market rates. The majority of the borrowings within the United States are commercial paper which has the highest debt rating available. The Company has credit agreements providing for borrowing an aggregate of approximately $613 million on an unsecured basis, $569 million of which was unused at December 31, 1993.

     As of January 1, 1992, the Company had on file a "shelf registration" of $300 million of debt securities with the Securities and Exchange Commission. Under this registration statement, the Company issued $300 million of 5.9% notes in July 1992. In August 1993, the Company filed a $200 million "shelf registration" with the Securities and Exchange Commission which remains unused at December 31, 1993.

                        KELLOGG COMPANY AND SUBSIDIARIES

     A summary of long-term debt follows.

                                                                                1993      1992
                                                                               ------    ------
                                                                                (IN MILLIONS)
5.9% Five-Year Notes due 1997(a)............................................   $299.4    $299.1
6.25% Five-Year Canadian Eurodollar Note due 1998(a)........................    200.0
Other.......................................................................     23.7      17.7
                                                                               ------    ------
                                                                                523.1     316.8
Less current maturities.....................................................     (1.5)     (1.9)
                                                                               ------    ------
     Balance, December 31,..................................................   $521.6    $314.9
                                                                               ------    ------
                                                                               ------    ------

- -------------------------
(a) The 6.25% Canadian Eurodollar Notes were issued in October 1993. The first two years of both five-year notes were swapped into variable rate debt, indexed to the London Interbank Offered Rate.

     Principal payments are due as follows (in millions): 1995 -- $2; 1996 -- $2; 1997 -- $302; 1998 -- $207.

     Interest paid, net of amounts capitalized, approximated interest expense in each of the three years ended December 31, 1993.

NOTE 7 -- STOCK OPTIONS

     In 1991, shareholders approved the adoption of the Key Employee Long-Term Incentive Plan. The plan provides for benefits to be awarded in the form of stock options, performance shares, performance units, incentive stock options, restricted stock awards, and other stock-based awards. Under this plan, options are granted at the fair market value of the Company's common stock at the time of grant. Such options are exercisable when granted and expire ten years from date of grant. The plan also contains a reload option feature. When Company stock is surrendered to pay for the exercise price of a stock option, the holder of the option is granted a new option for the number of shares surrendered. For all options reloaded, the expiration date is not changed, but the option price becomes the fair market value of the Company's stock on the date the new reload option is granted.

     Options for 10,756,690 and 10,620,578 shares were available for grant at January 1, 1993, and December 31, 1993, respectively. A summary of transactions under the plan follows.

                                                                       SHARES        AVERAGE PRICE
                                                                      ---------      -------------
Under option, January 1, 1992......................................   1,526,972         $ 40.72
  Granted..........................................................   1,569,150           61.83
  Exercised........................................................   1,181,640           48.12
  Cancelled........................................................       5,100           25.99
                                                                      ---------      -------------
Under option, December 31, 1992....................................   1,909,382         $ 52.92
  Granted..........................................................     848,885           62.40
  Exercised........................................................     293,494           45.46
  Cancelled........................................................      30,186           59.10
                                                                      ---------      -------------
Under option, December 31, 1993....................................   2,434,587         $ 56.95
                                                                      ---------      -------------
                                                                      ---------      -------------

NOTE 8 -- PENSION BENEFITS

     The Company has a number of U.S. and worldwide pension plans to provide retirement benefits for its employees. Benefits for salaried employees are generally based on salary and years of service, while union employee benefits are generally a negotiated amount for each year of service. Plan funding strategies are

                        KELLOGG COMPANY AND SUBSIDIARIES
influenced by tax regulations. Plan assets consist primarily of equity securities with smaller holdings of bonds, real estate, and other investments. Pension expense includes the following components.

                                                                        1993      1992      1991
                                                                       ------    ------    ------
                                                                             (IN MILLIONS)
Service cost........................................................   $ 24.9    $ 23.7    $ 23.6
Interest cost.......................................................     57.8      57.2      52.9
Actual (return) loss on plan assets.................................    (76.3)    (22.8)    (88.0)
Net amortization and deferral.......................................     26.7     (27.3)     42.3
                                                                       ------    ------    ------
Pension expense -- Company plans....................................     33.1      30.8      30.8
Pension expense -- multi-employer plans.............................      3.1       1.5       1.6
                                                                       ------    ------    ------
       Total pension expense........................................   $ 36.2    $ 32.3    $ 32.4
                                                                       ------    ------    ------
                                                                       ------    ------    ------

     The reconciliation of the funded status of the plans at year-end follows.

                                                                 UNDERFUNDED          OVERFUNDED
                                                               ----------------    ----------------
                                                                1993      1992      1993      1992
                                                               ------    ------    ------    ------
                                                                          (IN MILLIONS)
Accumulated benefit obligation:
  Nonvested.................................................   $ 35.3    $ 23.8    $ 26.9    $ 18.1
  Vested....................................................    288.8     229.3     322.3     266.8
                                                               ------    ------    ------    ------
Total.......................................................    324.1     253.1     349.2     284.9
Projected salary increases..................................     13.8      12.3      86.3      85.0
                                                               ------    ------    ------    ------
Projected benefit obligation................................    337.9     265.4     435.5     369.9
Plan assets at fair value...................................    279.5     214.3     404.4     362.0
                                                               ------    ------    ------    ------
Assets (less) greater than projected benefit obligation.....    (58.4)    (51.1)    (31.1)     (7.9)
Unrecognized net (gain) loss................................     41.3       6.5      25.7       8.8
Unrecognized transition amount..............................     19.3      22.0     (14.6)    (18.1)
Unrecognized prior service cost.............................     46.3      30.7      21.3      21.7
Minimum liability adjustment................................    (96.0)    (50.8)
                                                               ------    ------    ------    ------
Prepaid (accrued) pension...................................   ($47.5)   ($42.7)   $  1.3    $  4.5
                                                               ------    ------    ------    ------
                                                               ------    ------    ------    ------

     The 1993 projected benefit obligation was impacted by plan improvements that covered most U.S. employees.

     All gains and losses are recognized over the average remaining service period of active employees.

     The unfunded liability in excess of the unamortized prior service cost and the net transition obligation was recorded as a reduction in Shareholders' Equity of $25.3 million, net of tax, as of December 31, 1993. Intangible assets included $56.9 million as of December 31, 1993, and $50.8 million as of December 31, 1992, relating to the underfunded pension plans.

     The weighted averages for all worldwide plans of the actuarially assumed discount rate, long-term rate of compensation increase, and long-term rate of return on plan assets were 7.9, 5.4, and 9.5 percent in 1993; 9.2, 6.7, and 9.6 percent in 1992; and 9.3, 6.8, and 9.7 percent in 1991, respectively.

     The Company and certain of its subsidiaries sponsor 401K plans for some active employees. These costs are not significant.

                        KELLOGG COMPANY AND SUBSIDIARIES

NOTE 9 -- NONPENSION POSTRETIREMENT BENEFITS

     Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards (FAS) 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." This standard requires that the estimated cost of postretirement benefits, principally health care, be accrued over the period earned rather than expensed as incurred.

     The transition effect of adopting FAS 106 on the immediate recognition basis, as of January 1, 1992, resulted in a charge of $251.6 million ($1.05 per share) to 1992 earnings, net of approximately $144.6 million of income tax benefit. The Company adopted FAS 106 on a worldwide basis; however, costs associated with subsidiaries outside of the United States are insignificant.

     The Company's U.S. subsidiaries provide health care and certain other benefits to substantially all retired employees, their covered dependents, and beneficiaries. Generally, employees are eligible for these benefits when one of the following service/age requirements are met: 30 years and any age; 20 years and age 55; 5 years and age 62. Net periodic postretirement benefit cost includes the following components.

                                                                          1993     1992
                                                                          -----    -----
                                                                          (IN MILLIONS)
        Service cost...................................................   $12.1    $10.9
        Interest cost..................................................    38.6     34.9
        Net amortization and deferral..................................     1.0
                                                                          -----    -----
        Net periodic postretirement benefit cost.......................   $51.7    $45.8
                                                                          -----    -----
                                                                          -----    -----

     Actuarial assumptions used to determine the accumulated postretirement benefit obligation include a discount rate of 7.75% for 1993 and 9.0% for 1992. The assumed health care cost trend was 9.5% for 1993, decreasing gradually to 5.25% by the year 2003 and remaining at that level thereafter. These trend rates reflect the Company's prior experience and management's expectation that future rates will decline. Increasing the assumed health care cost trend rates by 1 percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1993 by $70.4 million and net periodic postretirement benefit cost for 1993 by $8.5 million. All gains and losses are recognized over the average remaining service period of active plan participants. The Company's postretirement healthcare plans currently are not funded.

     The following table sets forth the plans' combined status with the amount included in the consolidated balance sheet at year-end.

                                                                         1993      1992
                                                                        ------    ------
                                                                         (IN MILLIONS)
        Accumulated benefit obligation:
          Retirees...................................................   $251.7    $211.2
          Active plan participants...................................    265.0     227.9
                                                                        ------    ------
                                                                         516.7     439.1
        Unrecognized experience loss.................................    (47.2)    (14.3)
        Unrecognized prior service cost..............................     (0.5)
                                                                        ------    ------
        Accrued postretirement benefit cost..........................   $469.0    $424.8
                                                                        ------    ------
                                                                        ------    ------

NOTE 10 -- INCOME TAXES

     Effective January 1, 1992, the Company adopted FAS 109, "Accounting for Income Taxes." This standard requires the use of the asset and liability approach for financial accounting and reporting of income taxes. The Company previously accounted for income taxes in conformity with FAS 96. The effect of the accounting change was not material except for allowing recognition of the tax benefit associated with the

                        KELLOGG COMPANY AND SUBSIDIARIES
cumulative effect of adopting FAS 106 (refer to Note 9). The following table summarizes the provision for U.S. federal, state, and foreign taxes on income.

                                                                    1993        1992        1991
                                                                  --------    --------    --------
                                                                           (IN MILLIONS)
Earnings before income taxes and cumulative effect of
  accounting change:
  United States................................................   $  703.3    $  727.3    $  626.0
  Foreign......................................................      330.8       343.1       358.2
                                                                  --------    --------    --------
                                                                  $1,034.1    $1,070.4    $  984.2
                                                                  --------    --------    --------
                                                                  --------    --------    --------
Income taxes:
  Currently payable:
     Federal...................................................   $  233.0    $  226.8    $  191.0
     State.....................................................       38.0        27.8        26.8
     Foreign...................................................      104.7       132.9       136.1
                                                                  --------    --------    --------
                                                                     375.7       387.5       353.9
                                                                  --------    --------    --------
  Deferred:
     Federal...................................................      (19.4)       (4.2)        7.9
     State.....................................................       (2.2)       (1.0)        2.0
     Foreign...................................................       (0.7)        5.3        14.4
                                                                  --------    --------    --------
                                                                     (22.3)        0.1        24.3
                                                                  --------    --------    --------
       Total income taxes......................................   $  353.4    $  387.6    $  378.2
                                                                  --------    --------    --------
                                                                  --------    --------    --------

     The difference between the U.S. federal statutory tax rate and the Company's effective rate is as follows.

                                                                             1993    1992    1991
                                                                             ----    ----    ----
U.S. statutory rate.......................................................   35.0%   34.0%   34.0%
Foreign rates varying from 35%............................................   (1.5)    1.2     1.9
State income taxes, net of federal benefit................................    2.2     1.7     1.9
Other.....................................................................   (1.5)   (0.7)    0.6
                                                                             ----    ----    ----
       Effective income tax rate..........................................   34.2%   36.2%   38.4%
                                                                             ----    ----    ----
                                                                             ----    ----    ----

                        KELLOGG COMPANY AND SUBSIDIARIES

     The deferred tax assets and deferred tax liabilities recorded on the balance sheet as of year-end are as follows.

                                                                 DEFERRED TAX        DEFERRED TAX
                                                                    ASSETS           LIABILITIES
                                                               ----------------    ----------------
                                                                1993      1992      1993      1992
                                                               ------    ------    ------    ------
                                                                          (IN MILLIONS)
Current:
  Promotion and advertising.................................   $ 53.4    $ 34.1
  Wages and payroll taxes...................................     10.7      10.8
  Pension...................................................                       $  9.0    $ 10.7
  Health and postretirement benefits........................     13.0
  State and property taxes..................................      9.6       7.8       6.8       6.6
  Other.....................................................     17.8      26.8       4.8       4.4
                                                               ------    ------    ------    ------
                                                                104.5      79.5      20.6      21.7
                                                               ------    ------    ------    ------
Noncurrent:
  Depreciation and asset disposals..........................     12.1               304.5     302.9
  Postretirement benefits...................................    157.4     155.1      13.8
  Capitalized interest......................................                         27.1      26.9
  State taxes...............................................      8.0       5.3                15.7
  Other.....................................................      6.2       7.6      13.1       7.1
                                                               ------    ------    ------    ------
                                                                183.7     168.0     358.5     352.6
                                                               ------    ------    ------    ------
     Total deferred taxes...................................   $288.2    $247.5    $379.1    $374.3
                                                               ------    ------    ------    ------
                                                               ------    ------    ------    ------

     At December 31, 1993, $1,145 million of foreign subsidiary earnings was considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided for such earnings. If all these earnings were remitted, foreign withholding taxes would amount to $54 million.

     Cash paid for income taxes was as follows (in millions): 1993 - $425; 1992
- -$361; 1991 - $334.

NOTE 11 -- FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

     The Company enters into foreign exchange contracts to hedge against the adverse impacts of fluctuations of foreign currency-denominated receivables, payables, and other commitments. Foreign exchange contracts generally have maturities of six months or less and are entered into with major international financial institutions. The Company's risk in these transactions is the cost of replacing, at current market rates, these contracts in the event of default by the institutions. Management believes that the risk of such losses is remote. At December 31, 1993 and 1992, the notional amounts of open forward exchange contracts and other financial market instruments were $301 million and $168 million, respectively.

     Financial instruments which potentially subject the Company to concentrations of credit risk are primarily cash and temporary investments and accounts receivable. The Company places its investments in highly rated financial institutions and investment grade short-term debt instruments, and limits the amount of credit exposure to any one entity. Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers, generally short payment terms, and their dispersion across geographic areas.

                        KELLOGG COMPANY AND SUBSIDIARIES

NOTE 12 -- QUARTERLY FINANCIAL DATA (UNAUDITED)
(IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              NET SALES              GROSS PROFIT
                                                         --------------------    --------------------
                                                           1993        1992        1993        1992
                                                         --------    --------    --------    --------
First.................................................   $1,518.4    $1,515.1    $  793.4    $  791.0
Second................................................    1,541.6     1,584.0       785.7       838.9
Third.................................................    1,669.2     1,670.7       897.3       874.3
Fourth................................................    1,566.2     1,420.8       830.0       698.7
                                                         --------    --------    --------    --------
                                                         $6,295.4    $6,190.6    $3,306.4    $3,202.9
                                                         --------    --------    --------    --------
                                                         --------    --------    --------    --------

                                                           EARNINGS BEFORE        EARNINGS PER SHARE
                                                          CUMULATIVE EFFECT       BEFORE CUMULATIVE
                                                                 OF                   EFFECT OF
                                                          ACCOUNTING CHANGE       ACCOUNTING CHANGE
                                                          -----------------     ----------------------
                                                           1993       1992        1993         1992
                                                          ------     ------     --------     ---------
First..................................................   $179.2     $191.6      $  .76        $ .80
Second.................................................    142.7      163.6         .62          .68
Third..................................................    209.3      199.7         .90          .84
Fourth.................................................    149.5      127.9         .66          .54
                                                          ------     ------     --------     ---------
                                                          $680.7     $682.8      $ 2.94        $2.86
                                                          ------     ------     --------     ---------
                                                          ------     ------     --------     ---------

                                                                                       EARNINGS
                                                            NET EARNINGS              PER SHARE
                                                          -----------------     ----------------------
                                                           1993       1992        1993         1992
                                                          ------     ------     --------     ---------
First..................................................   $179.2     ($60.0)     $  .76        ($.25)
Second.................................................    142.7      163.6         .62          .68
Third..................................................    209.3      199.7         .90          .84
Fourth.................................................    149.5      127.9         .66          .54
                                                          ------     ------     --------     ---------
                                                          $680.7     $431.2      $ 2.94        $1.81
                                                          ------     ------     --------     ---------
                                                          ------     ------     --------     ---------

     As discussed in Note 9, the Company adopted FAS 106 in the first quarter of 1992.

                        KELLOGG COMPANY AND SUBSIDIARIES

     Dividend payments for the year totaled $1.32 per share, up 10 percent from 1992, marking the 37th consecutive year of increase. The trend of increased dividends is expected to continue in 1994. The principal market for trading Kellogg shares is the New York Stock Exchange. The shares are also traded on the Boston, Cincinnati, Midwest, Pacific, and Philadelphia Stock Exchanges. The closing price (on the NYSE) on December 31, 1993 was $56 3/4. As of December 31, 1993, there were approximately 29,381 shareholders of record. Dividends paid and the quarterly price ranges on the New York Stock Exchange during the last two years are as follows.

                              QUARTER                                 DIVIDEND     HIGH      LOW
- -------------------------------------------------------------------   --------    ------    ------
1993:
  Fourth...........................................................    $  .34     $61.88    $48.75
  Third............................................................       .34      54.88     47.25
  Second...........................................................       .32      61.00     51.00
  First............................................................       .32      67.88     59.38
                                                                      --------
                                                                       $ 1.32
                                                                      --------
                                                                      --------
1992:
  Fourth...........................................................    $  .32     $75.38    $65.88
  Third............................................................       .32      73.38     62.75
  Second...........................................................       .28      66.88     54.63
  First............................................................       .28      67.00     54.38
                                                                      --------
                                                                       $ 1.20
                                                                      --------
                                                                      --------

                        KELLOGG COMPANY AND SUBSIDIARIES

NOTE 13 -- OPERATING SEGMENTS

     The Company operates in a single industry -- manufacturing and marketing convenience food products throughout the world. Information presented below describes operations by geographic area. Included are the schedules of net sales and earnings before the cumulative effect of the accounting change for the years 1993, 1992, and 1991, and the related year-end identifiable assets, including corporate assets that are comprised principally of cash and temporary investments.
- --------------------------------------------------------------------------------

             NET SALES
            (millions)                  1993       % CHANGE      1992       % CHANGE      1991       % CHANGE
- -------------------------------------------------------------------------------------------------------------
United States......................   $3,783.9         +6      $3,564.9         +5      $3,411.0        +12
  % of total.......................         60%                      57%                      59%
Europe.............................    1,505.9         -8       1,643.6        +14       1,447.0         +9
  % of total.......................         24%                      27%                      25%
Other areas........................    1,005.6         +2         982.1         +6         928.6        +14
  % of total.......................         16%                      16%                      16%
- -------------------------------------------------------------------------------------------------------------
Consolidated.......................   $6,295.4         +2      $6,190.6         +7      $5,786.6        +12
- -------------------------------------------------------------------------------------------------------------

 EARNINGS BEFORE CUMULATIVE EFFECT
                OF
         ACCOUNTING CHANGE
            (millions)                  1993       % CHANGE      1992       % CHANGE      1991       % CHANGE
- -------------------------------------------------------------------------------------------------------------
United States......................   $  452.2         -1      $  458.4        +18      $  388.3        +19
  % of total.......................         66%                      67%                      64%
Europe.............................      139.8         -1         141.7         +9         130.1        +20
  % of total.......................         21%                      21%                      22%
Other areas........................       88.7         +7          82.7         -6          87.6        +26
  % of total.......................         13%                      12%                      14%
- -------------------------------------------------------------------------------------------------------------
Consolidated.......................   $  680.7         --      $  682.8        +13      $  606.0        +21
- -------------------------------------------------------------------------------------------------------------

        IDENTIFIABLE ASSETS
            (millions)                  1993       % CHANGE      1992       % CHANGE      1991       % CHANGE
- -------------------------------------------------------------------------------------------------------------
United States......................   $2,340.4        +13      $2,064.4        +11      $1,859.6         +1
  % of total.......................         55%                      51%                      47%
Europe.............................    1,022.6         -5       1,076.6         +3       1,110.8         +1
  % of total.......................         24%                      27%                      28%
Other areas........................      766.4         +4         738.4         -4         767.4         +8
  % of total.......................         18%                      18%                      20%
Corporate assets...................      107.7        -21         135.6        -28         188.0        +72
  % of total.......................          3%                       4%                       5%
- -------------------------------------------------------------------------------------------------------------
Consolidated.......................   $4,237.1         +6      $4,015.0         +2      $3,925.8         +5
- -------------------------------------------------------------------------------------------------------------

                              FINANCIAL SCHEDULES

                SCHEDULE II -- AMOUNTS RECEIVABLE FROM EMPLOYEES

                                 (IN MILLIONS)

       Name of        Balance,   Addi-   Collec-   Balance,   Addi-   Collec-   Balance,   Addi-   Collec-   Balance,
       Debtor         12/31/90   tions    tions    12/31/91   tions    tions    12/31/92   tions    tions    12/31/93
- --------------------- --------   -----   -------   --------   -----   -------   --------   -----   -------   --------
D. Brett                $0.2              $ 0.2
W. Camstra(1)            0.4                         $0.4              $ 0.1      $0.3                         $0.3
M. Cook                  0.1                0.1
G. Costley(1)            0.5                0.1       0.4                0.1       0.3                          0.3
C. Elliott(1)            0.2                          0.2                          0.2                          0.2
G. Franklin              0.2                          0.2                0.1       0.1              $ 0.1
C. French                0.1                          0.1                0.1
A. Harris                                                     $0.1                 0.1                0.1
J. Hinton(1)             0.2                          0.2                          0.2                          0.2
P. Horekens                      $0.1                 0.1                0.1
P. Kehoe                 0.2                0.1       0.1                0.1
D. Kinnisten                      0.1                 0.1                          0.1                0.1
T. Knowlton(1)           0.2                0.1       0.1                          0.1                          0.1
W. LaMothe               1.6                0.5       1.1                1.1
A. Langbo(1)             0.7                0.1       0.6                0.1       0.5                0.1       0.4
J. Maisner               0.1                          0.1                0.1
T. Mobsby                         0.2                 0.2                          0.2                0.2
B. Norton(2)                      0.1                 0.1                          0.1                          0.1
W. Rogers                0.1                0.1
D. Schaller              0.2                0.1       0.1                          0.1                0.1
J. Stewart(1)            0.2                          0.2                          0.2                          0.2

(1) Amounts receivable include certain obligations payable on demand for W. Camstra, J. Hinton, T. Knowlton, A. Langbo, and J. Stewart. Other amounts are payable in 120 equal monthly installments. Payments are applied first in reduction of interest, secondly in reduction of principal. Interest accrues at 7.11%.

(2) Interest of $7,000 due annually, principal of $100,000 due in 1997; 7% interest.

                             SCHEDULE V - PROPERTY

                                 (IN MILLIONS)

                                           Balance,                                 Currency       Balance,
                                           beginning     Additions     Retire-     translation      end of
            Classification                  of year       at cost       ments      adjustments       year
- ---------------------------------------    ---------     ---------     -------     -----------     --------
1993:
     Land                                  $    40.5      $   2.3      $   1.1       $  (1.1)      $   40.6
     Buildings                               1,021.2         72.1         10.8         (16.8)       1,065.7
     Machinery and equipment                 2,629.4        366.8         94.9         (43.7)       2,857.6
     Construction in progress                  302.6          8.5                       (2.5)         308.6
                                           ---------     ---------     -------     -----------     --------
Totals                                     $ 3,993.7      $ 449.7      $ 106.8       ($ 64.1)      $4,272.5
                                           ---------     ---------     -------     -----------     --------
                                           ---------     ---------     -------     -----------     --------
1992:
     Land                                  $    40.4      $   3.0      $   0.3       $  (2.6)      $   40.5
     Buildings                               1,045.5         63.7         15.6         (72.4)       1,021.2
     Machinery and equipment                 2,635.5        255.7        111.4        (150.4)       2,629.4
     Construction in progress                  168.3        151.2                      (16.9)         302.6
                                           ---------     ---------     -------     -----------     --------
Totals                                     $ 3,889.7      $ 473.6      $ 127.3       ($242.3)      $3,993.7
                                           ---------     ---------     -------     -----------     --------
                                           ---------     ---------     -------     -----------     --------
1991:
     Land                                  $    41.0                   $   0.8       $   0.2       $   40.4
     Buildings                               1,026.9      $  68.7         23.8         (26.3)       1,045.5
     Machinery and equipment                 2,462.8        481.1         46.7        (261.7)       2,635.5
     Construction in progress                  141.3       (216.4)                     243.4          168.3
                                           ---------     ---------     -------     -----------     --------
Totals                                     $ 3,672.0      $ 333.4      $  71.3       ($ 44.4)      $3,889.7
                                           ---------     ---------     -------     -----------     --------
                                           ---------     ---------     -------     -----------     --------

The net change in construction in progress is reflected in additions at cost. Transfers of completed construction are included in additions of other classifications.

Depreciation is computed at annual rates averaging approximately 4% for buildings and 9% for machinery.

               SCHEDULE VI - ACCUMULATED DEPRECIATION OF PROPERTY

                                 (IN MILLIONS)

                                   Balance,                                       Currency         Balance,
                                   beginning       Additions       Retire-       translation        end of
         Classification             of year         at cost         ments        adjustments         year
- --------------------------------   ---------       ---------       -------       -----------       --------
1993:
     Buildings                     $   267.7        $  41.1         $ 2.8            ($4.2)        $  301.8
     Machinery and equipment         1,063.3          224.1          66.3            (18.8)         1,202.3
                                   ---------       ---------       -------       -----------       --------
Totals                             $ 1,331.0        $ 265.2         $69.1           ($23.0)        $1,504.1
                                   ---------       ---------       -------       -----------       --------
                                   ---------       ---------       -------       -----------       --------
1992:
     Buildings                     $   248.9        $  37.2         $ 4.9           ($13.5)        $  267.7
     Machinery and equipment           994.3          194.3          62.9            (62.4)         1,063.3
                                   ---------       ---------       -------       -----------       --------
Totals                             $ 1,243.2        $ 231.5         $67.8          ($ 75.9)        $1,331.0
                                   ---------       ---------       -------       -----------       --------
                                   ---------       ---------       -------       -----------       --------
1991:
     Buildings                     $   217.1        $  36.2         $ 4.0            ($0.4)        $  248.9
     Machinery and equipment           859.5          186.6          37.5            (14.3)           994.3
                                   ---------       ---------       -------       -----------       --------
Totals                             $ 1,076.6        $ 222.8         $41.5           ($14.7)        $1,243.2
                                   ---------       ---------       -------       -----------       --------
                                   ---------       ---------       -------       -----------       --------

                       SCHEDULE VIII - VALUATION RESERVE

                                 (IN MILLIONS)

                                                              1993        1992        1991
                                                              -----       -----       -----
     Balance at January 1                                     $ 6.2       $ 5.8       $ 4.8
     Addition charged to costs and expenses                     0.9         2.4         2.3
     Doubtful accounts charged to reserves                      0.7         1.0         1.3
     Currency translation adjustments                          (0.4)       (1.0)        0.0
                                                              -----       -----       -----
     Balance at December 31                                   $ 6.0       $ 6.2       $ 5.8
                                                              -----       -----       -----
                                                              -----       -----       -----

                      SCHEDULE IX - SHORT-TERM BORROWINGS

                                 (IN MILLIONS)

                                                                                                    Weighted
                                                                   Maximum          Average         average
                                                   Weighted        amount           amount          interest
                                      Balance      average       outstanding      outstanding         rate
       Category of aggregate          at end       interest      during the       during the       during the
     short-term borrowings (1)        of year        rate           year           year (2)         year (3)
- -----------------------------------   -------      --------      -----------      -----------      ----------
1993:
     Notes payable to banks           $  82.4          6%          $ 129.5          $ 112.4             7%
     Commercial paper                 $ 304.3          3%          $ 511.1          $ 307.7             3%
1992:
     Notes payable to banks           $ 110.2          8%          $ 211.9          $ 132.3             7%
     Commercial paper                 $  99.7          3%          $ 324.6          $ 130.6             4%
1991:
     Notes payable to banks           $  98.6          7%          $ 208.7          $ 187.5             8%
     Commercial paper                 $  89.8          5%          $ 254.5          $ 132.8             6%

(1) Commercial paper is generally issued for a maximum of 90 days with interest at prevailing market rates. Notes payable at banks represent short-term borrowings and foreign overdraft facilities which have varying interest rates.

(2) Calculated on month-end outstanding balances during the year.

(3) Average amount outstanding during the year divided into actual interest expense incurred.

           SCHEDULE X - SUPPLEMENTARY EARNINGS STATEMENT INFORMATION

                                 (IN MILLIONS)

                  Charged to costs and expenses in             1993        1992        1991
                                                              ------      ------      ------
     Maintenance and repairs                                  $252.6      $244.9      $248.2
     Depreciation of property                                 $265.2      $231.5      $222.8
     Advertising costs                                        $772.4      $782.3      $708.3

                                 EXHIBIT INDEX

                                                                                   ELECTRONIC(E)
                                                                                     PAPER(P)
                                                                                     INCORP.BY
EXHIBIT NO.                               DESCRIPTION                               REF.(IBRF)
     3.01      Restated Certificate of Incorporation of Kellogg Company, as            IBRF
               amended, incorporated by reference to Exhibit 3.01 to the
               Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1991, Commission file number 1-4171.
     3.02      Bylaws of Kellogg Company, as amended.                                  E
     4.01      Indenture, dated as of March 1, 1988, between the Company and           IBRF
               Bankers Trust Company, incorporated by reference to Exhibit 4(a)
               to the Company's Registration Statement on Form S-3, Commission
               file number 33-20731.
     4.02      Form of Debt Security, incorporated by reference to Exhibit 4(d)        IBRF
               to the Company's Registration Statement on Form S-3, Commission
               file number 33-20731.
     4.03      Supplemental Indenture, dated January 30, 1989, between the             IBRF
               Company and Bankers Trust Company, incorporated by reference to
               Exhibit B to the Company's Current Report on Form 8-K, Commission
               file number 1-4171, dated January 31, 1989.
     4.04      Instrument of Resignation, Acceptance and Appointment, dated as         IBRF
               of January 31, 1989, between the Company, Bankers Trust Company and NBD Bank, N.A. (formerly known as National Bank of Detroit), incorporated by reference to Exhibit A to the Company's Current
               Report on Form 8-K, Commission file number 1-4171, dated January
               31, 1989.
     4.05      Agency Agreement, dated as of January 31, 1989, between NBD Bank,       IBRF
               N.A. (formerly known as National Bank of Detroit) and Bankers
               Trust Company, incorporated by reference to Exhibit C to the
               Company's Current Report on Form 8-K, Commission file number
               1-4171, dated January 31, 1989.
    10.01      Employment Agreements between the Company and C. W. Elliott, made       IBRF
               and entered into as of January 30, 1987, incorporated by
               reference to Exhibit 10.02 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1987, Commission file number 1-4171.*
    10.02      Kellogg Company Excess Benefit Retirement Plan, incorporated by         IBRF
               reference to Exhibit 10.01 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*
    10.03      Kellogg Company Supplemental Retirement Plan, incorporated by           IBRF
               reference to Exhibit 10.05 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*
    10.04      Kellogg Company Book Value Unit/Share Incentive Plan,                   IBRF
               incorporated by reference to Exhibit 10.02 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1983, Commission file number 1-4171.*
    10.05      Kellogg Company 1982 Stock Option Plan, as amended on December 7,       IBRF
               1990, incorporated by reference to Exhibit 10.07 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1990, Commission file number 1-4171.*

                                                                                   ELECTRONIC(E)
                                                                                     PAPER(P)
                                                                                     INCORP.BY
EXHIBIT NO.                               DESCRIPTION                               REF.(IBRF)
    10.06      Kellogg Company International Retirement Plan, incorporated by          IBRF
               reference to Exhibit 10.05 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1984, Commission file number 1-4171.*
    10.07      Kellogg Company Executive Survivor Income Plan, incorporated by         IBRF
               reference to Exhibit 10.06 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*
    10.08      Kellogg Company Key Executive Benefits Plan, incorporated by            IBRF
               reference to Exhibit 10.09 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*
    10.09      Kellogg Company Key Employee Long Term Incentive Plan,                  IBRF
               incorporated by reference to Exhibit 10.10 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1991, Commission file number 1-4171.*
    10.10      Deferred Compensation Plan for Non-Employee Directors.*                 E
    21.01      Domestic and Foreign Subsidiaries of the Company, incorporated by       IBRF
               reference to Exhibit 22.01 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.
    23.01      Consent of Price Waterhouse.                                            E
    24.01      Powers of Attorney authorizing Richard M. Clark to execute the          E
               Company's Form 10-K Annual Report for the fiscal year ended
               December 31, 1993 on behalf of the Board of Directors, and each of them.
    99.01      Kellogg Company American Federation of Grain Millers Savings and        P**
               Investment Plan Form 11-K Annual Report for the fiscal year ended
               October 31, 1993.
    99.02      Kellogg Company Salaried Savings and Investment Plan Form 11-K          P**
               Annual Report for the fiscal year ended October 31, 1993.

 *A management contract or compensatory plan required to be filed by Item 14(c) of this report.

**Required plan financial statements are filed under cover of Form SE pursuant to Regulation S-T Item 311(c).