Form 10-Q
period 1994-03-31
KELLOGG CO
filed 1994-05-12
CIK 55067

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      for the quarterly period ended March 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from _______ to _______


                         Commission file number 1-4171


                                KELLOGG COMPANY


State of Incorporation--Delaware                       IRS Employer
                                               Identification No.38-0710690

         One Kellogg Square, P.O. Box 3599, Battle Creek, MI 49016-3599

                  Registrant's telephone number: 616-961-2000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirement for the past 90 days.

                         Yes     X       No

          Common Stock outstanding April 30, 1994 - 224,962,541 shares

                                KELLOGG  COMPANY

                                     INDEX


                                                                                             Page
                                                                                             ----
PART I - Financial Information

Item 1:
  Consolidated Balance Sheet - March  31, 1994 and December 31, 1993                          2


  Consolidated Earnings - three months ended March 31, 1994 and 1993                          3


  Consolidated Statement of Cash Flows - three months ended March 31,
      1994 and 1993                                                                           4


  Notes to the Consolidated Financial Statements                                              5



Item 2:
  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                                6-7



PART II - Other Information

Item 6:
   Exhibits and Reports on Form 8-K                                                           8


Signatures                                                                                    8

CONSOLIDATED BALANCE SHEET
- - - --------------------------------------------------------------------
- - - --------------------------------------------------------------------
KELLOGG COMPANY AND SUBSIDIARIES              March 31, December 31,
(millions)                                         1994       1993
                                            (unaudited)         *
- - - --------------------------------------------------------------------
CURRENT ASSETS
Cash and temporary investments                 $  169.4   $   98.1
Accounts receivable, net                          610.2      536.8
Inventories                                       398.5      403.1
Other current assets                              214.0      207.1
- - - --------------------------------------------------------------------

TOTAL CURRENT ASSETS                            1,392.1    1,245.1
PROPERTY net of accumulated depreciation
  of $1,535.5 and $1,504.1                      2,765.7    2,768.4
INTANGIBLE ASSETS                                  59.7       59.1
OTHER ASSETS                                      181.3      164.5
- - - --------------------------------------------------------------------

TOTAL ASSETS                                   $4,398.8   $4,237.1
- - - --------------------------------------------------------------------
- - - --------------------------------------------------------------------
CURRENT LIABILITIES
Current maturities of long-term debt           $     .8   $    1.5
Notes payable                                     437.4      386.7
Accounts payable                                  309.1      308.8
Income taxes                                      137.0       65.9
Accrued liabilities                               489.1      451.7
- - - --------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                       1,373.4    1,214.6

LONG-TERM DEBT                                    519.9      521.6
NONPENSION POSTRETIREMENT BENEFITS                463.2      450.9
DEFERRED INCOME TAXES AND OTHER LIABILITIES       345.3      336.6

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                       77.6       77.6
Capital in excess of par value                     68.2       72.0
Retained earnings                               3,516.2    3,409.4
Treasury stock, at cost                        (1,775.7)  (1,653.1)
Minimum pension liability adjustment              (25.3)     (25.3)
Currency translation adjustment                  (164.0)    (167.2)
- - - --------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                      1,697.0    1,713.4
- - - --------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $4,398.8   $4,237.1
- - - --------------------------------------------------------------------
- - - --------------------------------------------------------------------

*Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

CONSOLIDATED EARNINGS  (Results are unaudited)
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------
KELLOGG COMPANY AND SUBSIDIARIES                    Three months ended March 31,
(millions, except per share data)                            1994       1993
- - - --------------------------------------------------------------------------------
NET SALES                                                $1,611.2   $1,518.4
Other revenue (deductions), net                               8.1        6.5
- - - --------------------------------------------------------------------------------
                                                          1,619.3    1,524.9
- - - --------------------------------------------------------------------------------
Cost of goods sold                                          732.0      725.0
Selling and administrative expense                          580.1      522.4
Interest expense                                              9.7        8.6
- - - --------------------------------------------------------------------------------
                                                          1,321.8    1,256.0
- - - --------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                                297.5      268.9
Income taxes                                                113.6       89.7
- - - --------------------------------------------------------------------------------
NET EARNINGS                                               $183.9     $179.2
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

EARNINGS PER SHARE                                           $.81       $.76

DIVIDENDS PER SHARE                                          $.34       $.32

AVERAGE SHARES OUTSTANDING                                  227.0      235.6
- - - --------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS              (Results are unaudited)
- - - ------------------------------------------------------------------------------
- - - ------------------------------------------------------------------------------
KELLOGG COMPANY AND SUBSIDIARIES                  Three months ended March 31,
(millions)                                                1994          1993
- - - ------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                            $183.9        $179.2
Items in net earnings not requiring (providing) cash:
  Depreciation                                            62.0          64.8
  Pre-tax gain on sale of subsidiaries                   (21.1)        (32.2)
  Deferred income taxes                                   (2.6)         15.9
  Other                                                  (52.6)         (8.6)
Change in operating assets and liabilities                32.9        (108.0)
- - - ------------------------------------------------------------------------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES              202.5         111.1
- - - ------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to properties                                  (71.1)        (80.7)
Proceeds from sale of subsidiaries                        83.8          50.6
Other                                                     11.4           5.5
- - - ------------------------------------------------------------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVIES            24.1         (24.6)
- - - ------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net borrowings of notes payable                           50.7         138.4
Issuance of long-term debt                                   -           6.6
Reduction in long-term debt                               (2.4)         (1.1)
Purchase of treasury stock                              (122.6)       (175.6)
Cash dividends                                           (77.1)        (75.3)
Other                                                      0.5           3.3
- - - ------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                   (150.9)       (103.7)
- - - ------------------------------------------------------------------------------
Effect of exchange rate changes on cash                   (4.4)          0.9
- - - ------------------------------------------------------------------------------
Increase (decrease) in cash and temporary investments     71.3         (16.3)
Cash and temporary investments at beginning of period     98.1         126.3
- - - ------------------------------------------------------------------------------
Cash and temporary investments at end of period         $169.4        $110.0
- - - ------------------------------------------------------------------------------
- - - ------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                   Notes To Consolidated Financial Statements
                   ------------------------------------------
                   for the three months ended March 31, 1994

                                  (Unaudited)

1.  Accounting Policies

The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and changes in cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for 1993. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's Annual Report on Form 10-K (page F-7) for 1993.

The results of operations for the three months ended March 31, 1994, are not necessarily indicative of the results to be expected for the full year.

2.  Other Revenue

Other revenue for the three months ended March 31, 1994, includes a gain of $21.1 million ($.06 per share) from the sale of Mrs. Smith's Frozen Foods pie business and a charge of $20.5 million ($.06 per share) primarily from the initial funding of the Kellogg's Corporate Citizenship Fund.

Other revenue for the three months ended March 31, 1993, includes a gain of $32.2 million ($.10 per share) from the sale of Cereal Packaging Ltd., and a charge of $29.5 million ($.08 per share) primarily from the write-down of certain North American assets.

3.  Employee Stock Ownership Plan

At the Company's April 22, 1994 Annual Meeting of Stockholders, the 1993 Kellogg Employee Stock Ownership Plan was approved. The plan is designed to enable the Company to offer stock incentives to employees throughout the organization who are not eligible to participate in the Company's existing executive incentive plan. Six million shares of common stock, $.25 par value per share, have been reserved for issuance under the Plan.

                                KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales increased 6 percent for the first quarter, when compared to the same period of 1993. This increase resulted from higher selling prices, product mix, and to a lesser extent, volume growth, which on a worldwide basis increased by 2 percent for the quarter.

Other revenue for the three months ended March 31, 1994, includes a gain of $21.1 million ($.06 per share) from the sale of Mrs. Smith's Frozen Foods pie business. Mrs Smith's Frozen Foods pie business was sold to the J. M. Smucker Company, an Ohio based food company. Other revenue also includes a charge of $20.5 million ($.06 per share) primarily from the initial funding of the Kellogg's Corporate Citizenship Fund.

Other revenue for the three months ended March 31, 1993, includes a gain of $32.2 million ($.10 per share) from the sale of Cereal Packaging Ltd., a wholly owned subsidiary of Kellogg Company of Great Britain, Limited. Cereal Packaging Ltd. was sold to Low & Bonar PLC, a United Kingdom packaging and plastics company. Other revenue also includes a charge of $29.5 million ($.08 per share) primarily from the write-down of certain North American assets.

As a percent of net sales, selling and administrative expense for the quarter was 36.0 percent, up from 34.4 percent during the same quarter last year. Business conditions permitting, the Company intends to moderate the rate of increase in marketing expenditures during the remainder of the year. The gross profit margin for the quarter was 54.6 percent, as compared to 52.3 percent for the same period in 1993. This increase was due primarily to higher selling prices and product mix, coupled with manufacturing cost-containment programs and efficiencies.

The Company's tax expense as a percent of profit before tax was 38.2 percent for the quarter, as compared to 33.4 percent for the same period in 1993. The quarterly rate for 1994 is consistent with management's expectation of an approximate rate of 38% for the entire year. The 1994 tax rate exceeds the 1993 rate due to several factors which caused the 1993 rate to be comparatively low, including a low effective tax rate on the 1993 sale of Cereal Packaging Ltd. and lower effective tax rates in various international locations. Additionally, the 1994 rate increased over first quarter 1993, due to the 1 percent increase in the U.S. statutory rate, which was retroactively applied to January 1, 1993, during the third quarter of 1993.

Earnings per share for the quarter increased to $.81 from $.76, a 6.6 percent improvement. Excluding all one-time events, earnings per share for the first quarter would have been $.81 for 1994, and $.74 for 1993, a 9.5 percent improvement.

Since December 31, 1993, there have been no significant changes in the reportable geographic segments with respect to net sales and identifiable assets. Excluding the one-time events mentioned above, each operating segment's percentage of net earnings was relatively unchanged from that of December 31, 1993. On a global basis, the Company's market share is 43 percent of total worldwide cereal volume.

Financial Condition

The Company's financial condition continued to be strong throughout the period.

The ratio of current assets to current liabilities was 1:1 as of March 31, 1994, unchanged from December 31, 1993. The ratio of debt to total capitalization was 36 percent compared to 35 percent at December 31, 1993. The slight increase in the debt to capitalization ratio is due to the increase in notes payable and the continuing treasury stock purchases, both of which are described below.

During the three months ended March 31, 1994, the Company purchased 2,379,200 shares of its common stock at an average cost of $51.51 per share for a total of $122.6 million. Treasury stock purchases are made under plans authorized by the Company's Board of Directors. The Board has authorized repurchases during 1994 of up to $353 million and management intends to fully utilize this authorization by the end of the year.

The increase of $50.7 million in notes payable from December 31, 1993 to March 31, 1994 was due primarily to the stock repurchase activity that occurred in the first three months of 1994 and increased general corporate working capital needs. The notes payable balance as of March 31, 1994, consists primarily of commercial paper which carries an effective interest rate of 3.57 percent.

At March 31, 1994, the Company had available an unused "shelf registration" of $200 million with the Securities and Exchange Commission to provide for the issuance of debt in the United States.

Since December 31, 1993, accounts receivable have increased by $73.4 million reflecting historical seasonal trends for first quarter results. The receivable balance at March 31, 1994 of $610.2 million was $30.3 million lower than on March 31, 1993. The Company typically turns over receivables more than once a month.

Capital spending for the first three months of 1994 was $71.1 million, a decrease of $9.6 million from the first three months of 1993. Management continues to anticipate that total year 1994 capital expenditures will be approximately $400 million.

The $71.3 million increase in cash and temporary investments for the three months ended March 31, 1994 compared to a reduction of $16.3 million during the same period in 1993, was due to a general improvement in the Company's working capital position, increased subsidiary sale proceeds, and lower Company stock purchases and capital spending.

The Company is not aware of any adverse trends which would materially affect its financial condition or ability to provide financial resources for maintenance and expansion of the business.

                                KELLOGG COMPANY

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

                 (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                   KELLOGG COMPANY

                                                   /s/ C. W. Elliott

                                                   C.W. Elliott
                                                   Principal Financial Officer;
                                                   Executive Vice President -
                                                   Administration



                                                   /s/ A. Taylor

                                                   A. Taylor
                                                   Principal Accounting Officer;
                                                   Corporate Controller

Date:  May 9, 1994