Form 10-Q
period 1994-06-30
KELLOGG CO
filed 1994-08-08
CIK 55067

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1994

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

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

                              Yes     X       No

         Common Stock outstanding July 31, 1994 - 223,887,679 shares

                               KELLOGG  COMPANY

                                    INDEX


                                                                        Page
                                                                        ----
PART I - Financial Information

Item 1:
  Consolidated Balance Sheet - June 30, 1994 and December 31, 1993        2


  Consolidated Earnings - six months ended June 30, 1994 and 1993         3


  Consolidated Statement of Cash Flows - six months ended June 30,
      1994 and 1993                                                       4


  Notes to the Consolidated Financial Statements                          5



Item 2:
  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                          6-8



PART II - Other Information

Item 4:
   Submission of Matters to a Vote of Security Holders                  9-10

Item 6:
   Exhibits and Reports on Form 8-K                                       10


Signatures                                                                11

CONSOLIDATED BALANCE SHEET
====================================================================

KELLOGG COMPANY AND SUBSIDIARIES               JUNE 30,  December 31
(millions)                                         1994         1993
                                             (unaudited)          *
- --------------------------------------------------------------------
CURRENT ASSETS
Cash and temporary investments                   $231.8      $98.1
Accounts receivable, net                          642.9      536.8
Inventories                                       389.5      403.1
Other current assets                              209.1      207.1
- --------------------------------------------------------------------
TOTAL CURRENT ASSETS                            1,473.3    1,245.1
PROPERTY, net of accumulated depreciation
  of $1,592.6 and $1,504.1                      2,843.5    2,768.4
INTANGIBLE ASSETS                                  60.1       59.1
OTHER ASSETS                                      156.4      164.5
- --------------------------------------------------------------------
TOTAL ASSETS                                   $4,533.3   $4,237.1
====================================================================
CURRENT LIABILITIES
Current maturities of long-term debt                $.8       $1.5
Notes payable                                     535.6      386.7
Accounts payable                                  335.8      308.8
Income taxes                                       95.8       65.9
Accrued liabilities                               500.9      451.7
- --------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                       1,468.9    1,214.6

LONG-TERM DEBT                                    519.7      521.6
NONPENSION POSTRETIREMENT BENEFITS                469.3      450.9
DEFERRED INCOME TAXES AND OTHER LIABILITIES       358.9      336.6

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                       77.6       77.6
Capital in excess of par value                     67.2       72.0
Retained earnings                               3,591.4    3,409.4
Treasury stock, at cost                        (1,859.5)  (1,653.1)
Minimum pension liability adjustment              (25.3)     (25.3)
Currency translation adjustment                  (134.9)    (167.2)
- --------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                      1,716.5    1,713.4
- --------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $4,533.3   $4,237.1
====================================================================

*Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

CONSOLIDATED EARNINGS (Results are unaudited)

==========================================================================================
KELLOGG COMPANY AND SUBSIDIARIES     Three months ended June 30,  Six months ended June 30,
(millions, except per share data)          1994        1993            1994        1993
- -----------------------------------------------------------------------------------------
NET SALES                                $1,616.9   $1,541.6        $3,228.1   $3,060.0
Other revenue (deductions), net              (4.1)       0.1             4.0        6.6
- -----------------------------------------------------------------------------------------
                                          1,612.8    1,541.7         3,232.1    3,066.6
- -----------------------------------------------------------------------------------------
Cost of goods sold                          728.7      755.9         1,460.7    1,480.9
Selling and administrative expense          627.1      562.1         1,207.2    1,084.5
Interest expense                             11.5        9.2            21.2       17.8
- -----------------------------------------------------------------------------------------
                                          1,367.3    1,327.2         2,689.1    2,583.2
- -----------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES                245.5      214.5           543.0      483.4
Income taxes                                 94.0       71.8           207.6      161.5
- -----------------------------------------------------------------------------------------
NET EARNINGS                               $151.5     $142.7          $335.4     $321.9
=========================================================================================
EARNINGS PER SHARE                           $.68       $.62           $1.49      $1.38

DIVIDENDS PER SHARE                          $.34       $.32            $.68       $.64

AVERAGE SHARES OUTSTANDING                                             225.9      233.9
- -----------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS         (Results are unaudited)

=================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                                  Six months ended June 30,
(millions)                                                          1994             1993
- -------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                         $335.4           $321.9
Items in net earnings not requiring (providing) cash:
  Depreciation                                                        122.8            124.4
  Pre-tax gain on sale of subsidiaries                                (21.1)           (32.2)
  Deferred income taxes                                                 3.2             12.2
  Other                                                               (45.6)            12.5
Change in operating assets and liabilities                             11.5            (93.8)
- -------------------------------------------------------------------------------------------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                           406.2            345.0
- -------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to properties                                              (161.0)          (245.2)
Proceeds from sale of subsidiaries                                     83.8             50.6
Other                                                                  18.9              3.9
- -------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 (58.3)          (190.7)
- -------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net borrowings of notes payable                                       148.9            380.0
Issuance of long-term debt                                              0.0              6.6
Reduction in long-term debt                                            (2.6)            (2.0)
Purchase of treasury stock                                           (206.2)          (394.9)
Cash dividends                                                       (153.4)          (149.5)
Other                                                                  (0.2)             4.8
- -------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                (213.5)          (155.0)
- -------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                (0.7)            (2.6)
- -------------------------------------------------------------------------------------------------
Increase (decrease) in cash and temporary investments                 133.7             (3.3)
Cash and temporary investments at beginning of period                  98.1            126.3
- -------------------------------------------------------------------------------------------------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD                      $231.8           $123.0
=================================================================================================

See accompanying notes to consolidated financial statements.

                  Notes To Consolidated Financial Statements
                    for the six months ended June 30, 1994

                                 (Unaudited)

1.  Accounting Policies

The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for 1993. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's Annual Report on Form 10-K (page F-7) for 1993.

The results of operations for the six months ended June 30, 1994, are not necessarily indicative of the results to be expected for the full year.

2.  Other Revenue

Other revenue for the six months ended June 30, 1994, includes a gain of $21.1 million ($13.3 million after tax or $.06 per share) from the sale of the Mrs. Smith's Frozen Foods pie business and a charge of $20.5 million ($13.1 million after tax or $.06 per share) primarily from the initial funding of the Kellogg's Corporate Citizenship Fund.

Other revenue for the six months ended June 30, 1993, includes a gain of $32.2 million ($24.1 million after tax or $.10 per share) from the sale of Cereal Packaging Ltd. and a charge of $29.5 million ($18.5 million after tax or $.08 per share) primarily from the write-down of certain North American assets.

                               KELLOGG COMPANY

                        PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cereal volume increased 2.2 percent for the second quarter of 1994 compared with the same period of 1993. Year-to-date cereal volume increased 1.5 percent. Total volume for the quarter was marginally higher than last year and up 1.1 percent for the first six months of 1994. Excluding the Mrs. Smith's Frozen Foods pie business, divested during the first quarter of 1994, and the Argentine snack business, divested during the fourth quarter of 1993, total quarterly volume was up 2.6 percent and year-to-date volume increased by 2.4 percent.

Net sales increased 4.9 percent for the second quarter, compared to the same period of 1993. On a year-to-date basis, net sales increased by 5.5 percent. Excluding the net sales of the divested businesses, quarterly and year-to-date net sales increases were 6.7 and 6.6 percent, respectively. These increases resulted principally from higher selling prices and to a lesser extent, the volume growth discussed above.

Other revenue for the six months ended June 30, 1994, includes a gain of $21.1 million ($13.3 million after tax or $.06 per share) from the sale of the Mrs. Smith's Frozen Foods pie business. The Mrs Smith's Frozen Foods pie business was sold to the J. M. Smucker Company, an Ohio based food company, during the first quarter of 1994. Other revenue also includes a charge of $20.5 million ($13.1 million after tax or $.06 per share) primarily from the initial funding of the Kellogg's Corporate Citizenship Fund.

Other revenue for the six months ended June 30, 1993, includes a gain of $32.2 million ($24.1 million after tax or $.10 per share) from the sale of Cereal Packaging Ltd., a wholly owned subsidiary of Kellogg Company of Great Britain Limited. Cereal Packaging Ltd. was sold to Low & Bonar PLC, a United Kingdom packaging and plastics company, during the first quarter of 1993. Other revenue also includes a charge of $29.5 million ($18.5 million after tax or $.08 per share) primarily from the write-down of certain North American assets.

The gross profit margin strengthened by 3.9 percentage points from 51.0 percent for the second quarter of 1993 to 54.9 percent for the second quarter of 1994. On a year-to-date basis, the gross profit margin has increased 3.2 percentage points to 54.8 percent. This increase in gross margin is the result of a decline in cost of goods sold coupled with favorable pricing. Cost of goods sold for the quarter, when compared to last year, declined by 3.6 percent. On a year-to-date basis, cost of goods sold declined by 1.4 percent.

Selling and administrative expense for the quarter was up 11.6 percent from the second quarter of 1993. On a year-to-date basis, the increase was 11.3 percent. As a percent of net sales, selling and administrative expense for the quarter was 38.8 percent, up from 36.5 percent during the same quarter last year. June 1994 year-to-date selling and administrative expense was 37.4 percent of net sales, up 2 percentage points from the comparable period last year. Contributing to the increase in selling and administrative expense was an increase in advertising and promotion expenditures reflecting an increasingly competitive marketplace. Advertising expense increased in relation to promotional expense during the second quarter of 1994 versus the first quarter of 1994. The Company's strategy of continuing to invest in brand-building advertising and reducing price promotion spending on established brands, coupled with a strong new product program, will assist in delivering long-term growth objectives.

Earnings before income taxes were $245.5 million for the quarter, up 14.5 percent from the prior year, and $543.0 million for the year-to-date period, up
12.3 percent. This marks the third consecutive quarter of double-digit growth in earnings before income taxes.

The Company's effective income tax rate for the second quarter was 38.3 percent. This is 4.8 percentage points higher than the comparable rate from the second quarter of 1993. On a June year-to-date basis, the 1994 effective income tax rate was 38.2 percent, exceeding the comparable 1993 rate of 33.4 percent by 4.8 percentage points. These variances are primarily due to the one-time favorable impact of international rate adjustments during the 1993 period. The Company expects the 1994 full year rate to be between 37 and 38 percent.

Earnings per share for the quarter increased to $.68 from $.62, a 9.7 percent improvement over the prior year. Net earnings were $151.5 million, an increase of 6.2 percent. Excluding the 1993 results from the Mrs. Smith's pie and Argentine snack food businesses, earnings per share increased by 12 percent. For the first six months of 1994, earnings per share were $1.49, up 8 percent. Net earnings were $335.4 million, an increase of 4.2 percent. Excluding all one-time events, earnings per share for the first six months of 1994 were $1.49, up 10 percent from the comparable 1993 period, and net earnings were $335.2 million, up 6 percent.

Since December 31, 1993, there have been no significant changes in the reportable geographic segments with respect to net sales and identifiable assets. Excluding the one-time events mentioned above, each geographic segment's percentage of net earnings was relatively unchanged from that of December 31, 1993. On a global basis, the Company's market share is 42.9 percent of total worldwide cereal volume.

Financial Condition

The Company's financial condition continued to be strong throughout the period.

The ratio of current assets to current liabilities was 1:1 as of June 30, 1994, unchanged from December 31, 1993. The ratio of debt to total capitalization was 38 percent compared to 35 percent at December 31, 1993. The slight increase in the debt to total capitalization ratio is due to the increase in notes payable and the continuing treasury stock purchases, both of which are described below.

During the six months ended June 30, 1994, the Company purchased 4,011,800 shares of common stock at an average cost of $51.41 per share. Over the past twelve months the Company has purchased over 6.7 million shares of common stock or 2.9 percent of the total outstanding on June 30, 1993. Treasury stock purchases are made under plans authorized by the Company's Board of Directors. The Board has authorized purchases during 1994 of up to $353 million of which $206.2 million has been expended to date. Management intends to fully utilize this authorization by the end of the year.

The $133.7 million increase in cash and temporary investments for the six months ended June 30, 1994, is primarily due to a temporary build-up of cash in foreign locations. This is offset by an increase in notes payable in the United States, principally for treasury stock purchases. The majority of the notes payable balance as of June 30, 1994, consists of commercial paper.

At June 30, 1994, the Company had available an unused "shelf registration" of $200 million with the Securities and Exchange Commission to provide for the issuance of debt in the United States.

Since December 31, 1993, accounts receivable has increased by $106.1 million, reflecting seasonal trends, while turnover remains constant, averaging once per month.

Capital spending for the first six months of 1994 was $161.0 million compared with $245.2 million during the first six months of 1993. Capital expenditures have decreased reflecting the Company's ongoing strategy of improving return on invested capital and a commitment to increasing shareholder value over time. Management continues to anticipate that total year 1994 capital expenditures will be approximately $400 million.


Management is not aware of any adverse trends which would materially affect the Company's financial condition or its ability to provide financial resources for maintenance and expansion of the business.

                               KELLOGG COMPANY

                         PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders


         (a) The Company's Annual Meeting of Shareholders was held on April 22, 1994.

               Represented at the Meeting, either in person or by proxy were 200,243,433 voting shares, of a total 226,957,940 voting shares outstanding. The matters voted upon at the Meeting are described in (c) below.


         (c)   (i)   To elect five (5) directors to serve for three-year (3)
                     terms expiring at the 1997 Annual Meeting of Stockholders or until their respective successors are elected and qualified. All nominees are named below.

                     Arnold G. Langbo
                     Votes for Election - 199,495,734
                     Votes Withheld -         747,698

                     J. Richard Munro
                     Votes for Election - 199,614,674
                     Votes Withheld -         628,758

                     Harold A. Poling
                     Votes for Election - 199,618,318
                     Votes Withheld -         625,114

                     Timothy P. Smucker
                     Votes for Election - 199,650,325
                     Votes Withheld -         593,107

                     Dolores D. Wharton
                     Votes for Election - 199,590,598
                     Votes Withheld -         652,834

                     There were no votes against, abstentions, or broker non-votes with respect to the election of any nominee named above.

               (ii)  To approve the 1993 Kellogg Employee Stock Ownership Plan.

                     Votes for Proposal -      188,087,667
                     Votes Against Proposal -   11,226,040
                     Votes Abstaining -            845,927

                     Broker Non-votes -             83,798
                     Votes Withheld -                    0

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:
                    No exhibits are included for the current reporting period.

         (b)   Reports on Form 8-K:
                    No reports on Form 8-K were filed during the quarter for which this report is filed.

                                KELLOGG COMPANY

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  KELLOGG COMPANY


                                  /s/ C.W. Elliott

                                  C.W. Elliott
                                  Principal Financial Officer;
                                  Executive Vice President - Administration



                                  /s/ A. Taylor

                                  A. Taylor
                                  Principal Accounting Officer;
                                  Vice-President and Corporate Controller

Date:  August 8, 1994