Form 10-Q
period 1994-09-30
KELLOGG CO
filed 1994-11-14
CIK 55067

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1994

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

                         Yes     X       No

         Common Stock outstanding October 31, 1994 - 222,324,578 shares

                                KELLOGG  COMPANY

                                     INDEX


                                                                                                      Page
                                                                                                      ----
PART I - Financial Information

Item 1:
  Consolidated Balance Sheet - September 30, 1994 and December 31, 1993                               2


  Consolidated Earnings - nine months ended September 30, 1994 and 1993                               3


  Consolidated Statement of Cash Flows - nine months ended September 30,
    1994 and 1993                                                                                     4


  Notes to the Consolidated Financial Statements                                                      5



Item 2:
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                                        6-8



PART II - Other Information

Item 6:
   Exhibits and Reports on Form 8-K                                                                   9


Signatures                                                                                            10


Exhibit Index                                                                                         11

CONSOLIDATED BALANCE SHEET
===============================================================================
KELLOGG COMPANY AND SUBSIDIARIES            SEPTEMBER 30,         December 31,
(millions)                                           1994                 1993
                                              (unaudited)                 *
- -------------------------------------------------------------------------------
CURRENT ASSETS
Cash and temporary investments                     $314.4                $98.1
Accounts receivable, net                            645.9                536.8
Inventories                                         398.9                403.1
Other current assets                                210.2                207.1
- -------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                              1,569.4              1,245.1
PROPERTY, net of accumulated depreciation
  of $1,668.3 and $1,504.1                        2,882.0              2,768.4
INTANGIBLE ASSETS                                    59.2                 59.1
OTHER ASSETS                                        150.1                164.5
- -------------------------------------------------------------------------------
TOTAL ASSETS                                     $4,660.7             $4,237.1
===============================================================================
CURRENT LIABILITIES
Current maturities of long-term debt                  $.7                 $1.5
Notes payable                                       313.8                386.7
Accounts payable                                    325.0                308.8
Income taxes                                        130.1                 65.9
Accrued liabilities                                 526.7                451.7
- -------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                         1,296.3              1,214.6

LONG-TERM DEBT                                      719.6                521.6
NONPENSION POSTRETIREMENT BENEFITS                  478.9                450.9
DEFERRED INCOME TAXES AND OTHER LIABILITIES         365.9                336.6

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                         77.6                 77.6
Capital in excess of par value                       67.5                 72.0
Retained earnings                                 3,727.7              3,409.4
Treasury stock, at cost                          (1,936.8)            (1,653.1)
Minimum pension liability adjustment                (25.3)               (25.3)
Currency translation adjustment                    (110.7)              (167.2)
- -------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                        1,800.0              1,713.4
- -------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $4,660.7             $4,237.1
===============================================================================

*Condensed from audited financial statements

See accompanying notes to consolidated financial statements.

CONSOLIDATED EARNINGS    (results are unaudited)
===============================================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                      Three months ended September 30,         Nine months ended September 30,
(millions, except per share data)                         1994                    1993             1994                   1993
- -------------------------------------------------------------------------------------------------------------------------------
NET SALES                                             $1,741.9                $1,669.2         $4,970.0               $4,729.2
Other revenue (deductions), net                            0.8                    (3.8)             4.8                    2.8
- -------------------------------------------------------------------------------------------------------------------------------
                                                       1,742.7                 1,665.4          4,974.8                4,732.0
- -------------------------------------------------------------------------------------------------------------------------------
Cost of goods sold                                       756.2                   771.9          2,216.9                2,252.8
Selling and administrative expense                       626.6                   561.4          1,833.8                1,645.9
Interest expense                                          12.6                     9.4             33.8                   27.2
- -------------------------------------------------------------------------------------------------------------------------------
                                                       1,395.4                 1,342.7          4,084.5                3,925.9
- -------------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                             347.3                   322.7            890.3                  806.1
Income taxes                                             130.6                   113.4            338.2                  274.9
- -------------------------------------------------------------------------------------------------------------------------------
NET EARNINGS                                            $216.7                  $209.3           $552.1                 $531.2
===============================================================================================================================
EARNINGS PER SHARE                                        $.96                    $.90            $2.45                  $2.28

DIVIDENDS PER SHARE                                       $.36                    $.34            $1.04                   $.98

AVERAGE SHARES OUTSTANDING                                                                        225.0                  232.6
- -------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS                             (Results are unaudited)
===================================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                                                   NINE MONTHS ENDED SEPTEMBER 30,
(millions)                                                                                    1994            1993
- -------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                                                $552.1          $531.2
Items in net earnings not requiring (providing) cash:
  Depreciation                                                                               189.1           183.6
  Pre-tax gain on sale of subsidiaries                                                       (21.1)          (32.2)
  Deferred income taxes                                                                        5.6            10.4
  Other                                                                                      (32.9)            8.6
Change in operating assets and liabilities                                                    47.4           (50.8)
- -------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                                  740.2           650.8
- -------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to properties                                                                     (237.5)         (349.7)
Proceeds from sale of subsidiaries                                                            83.8            50.6
Other                                                                                         16.5             2.9
- -------------------------------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (137.2)         (296.2)
- -------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net borrowings of notes payable                                                              (72.9)          404.1
Issuance of long-term debt                                                                   200.0             6.6
Reduction in long-term debt                                                                   (2.8)           (1.9)
Purchase of treasury stock                                                                  (283.6)         (488.5)
Cash dividends                                                                              (233.7)         (227.7)
Other                                                                                         (0.3)            5.7
- -------------------------------------------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                                                       (393.3)         (301.7)
- -------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                        6.6            (2.8)
- -------------------------------------------------------------------------------------------------------------------

Increase in cash and temporary investments                                                   216.3            50.1
Cash and temporary investments at beginning of period                                         98.1           126.3
- -------------------------------------------------------------------------------------------------------------------

CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD                                             $314.4          $176.4
===================================================================================================================

See accompanying notes to consolidated financial statements.

                   Notes To Consolidated Financial Statements
                  for the nine months ended September 30, 1994

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

The results of operations for the nine months ended September 30, 1994, are not necessarily indicative of the results to be expected for the full year.

2.  Other Revenue

Other revenue for the nine months ended September 30, 1994, includes a gain of $21.1 million ($13.3 million after tax or $.06 per share) from the sale of the Mrs. Smith's Frozen Foods pie business and a charge of $20.5 million ($13.1 million after tax or $.06 per share) primarily from the initial funding of the Kellogg's Corporate Citizenship Fund.

Other revenue for the nine months ended September 30, 1993, includes a gain of $32.2 million ($24.1 million after tax or $.10 per share) from the sale of Cereal Packaging Ltd. and a charge of $29.5 million ($18.5 million after tax or $.08 per share) primarily from the write-down of certain North American assets.

                                KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cereal volume was flat for the third quarter of 1994 compared with the same period of 1993. Year-to-date cereal volume increased 1.0 percent. Negative volume growth in the U.S. cereal market for the Company was caused by increased competitive pressure and a deliberate attempt by the Company to reduce price promotion on established brands. This decline was offset by favorable growth in international markets.

Total volume for the quarter was down 2.7 percent and down .2 percent for the first nine months of 1994. Excluding the Mrs. Smith's Frozen Foods pie business, divested during the first quarter of 1994, and the Argentine snack business, divested during the fourth quarter of 1993, total quarterly volume was up 0.7 percent and year-to-date volume increased by 1.8 percent.

Net sales increased 4.4 percent for the third quarter, compared to the same period of 1993. On a year-to-date basis, net sales increased by 5.1 percent. Excluding the results of the divested businesses, net sales increased 6.6 percent on both a quarter and year-to-date basis. These increases resulted principally from higher selling prices and to a lesser extent, the volume growth discussed above and product mix improvements.

Other revenue for the nine months ended September 30, 1994, includes a gain of $21.1 million ($13.3 million after tax or $.06 per share) from the sale of the Mrs. Smith's Frozen Foods pie business. Other revenue also includes a charge of $20.5 million ($13.1 million after tax or $.06 per share) primarily from the initial funding of the Kellogg's Corporate Citizenship Fund.

Other revenue for the nine months ended September 30, 1993, includes a gain of $32.2 million ($24.1 million after tax or $.10 per share) from the sale of Cereal Packaging Ltd., a wholly owned subsidiary of Kellogg Company of Great Britain Limited. Other revenue also includes a charge of $29.5 million ($18.5 million after tax or $.08 per share) primarily from the write-down of certain North American assets.

The gross profit margin strengthened by 2.8 percentage points from 53.8 percent for the third quarter of 1993 to 56.6 percent for the third quarter of 1994.
On a year-to-date basis, the gross profit margin has increased 3.0 percentage points to 55.4 percent. This increase in gross margin is the result of a decline in cost of goods sold coupled with favorable pricing. Cost of goods sold for the quarter, when compared to last year declined by 2.0 percent on an absolute basis and was essentially flat on a per-kilo basis. For the year-to-date period, cost of goods declined both on an absolute and per kilo basis, by 1.6 percent and 1.4 percent respectively.

Selling and administrative expense for the quarter was up 11.6 percent from the third quarter of 1993. On a year-to-date basis, the increase was 11.4 percent. As a percent of net sales, selling and administrative expense for the quarter was 36.0 percent, up from 33.6 percent during the same quarter last year. September 1994 year-to-date selling and administrative expense was 36.9 percent of net sales, up 2.1 percentage points from the comparable period last year.

Contributing to the increase in selling and administrative expense was an increase in advertising and promotion expenditures reflecting an increasingly competitive marketplace, and to a lesser extent, increases in administrative overhead and research and development expense. Consistent with management's objectives, the shift in the marketing investment mix towards advertising over promotion continued over the last three quarters. Management believes that the Company's strategy of continuing to invest in brand-building advertising and reducing price promotion spending on established brands, coupled with a strong new product program, will assist in delivering long-term growth objectives.

Earnings before income taxes were $347.3 million for the quarter, up 7.6 percent from the prior year, and $890.3 million for the year-to-date period, up
10.4 percent.

The Company's effective income tax rate for the third quarter was 37.6 percent, which is 2.5 percentage points higher than the comparable rate from the third quarter of 1993. This variance is primarily due to the one-time favorable impact of statutory rate reductions in several foreign jurisdictions, partially offset by the negative effect of the 1.0 percentage point increase in the U.S. statutory rate, enacted during the third quarter of 1993. On a September year-to-date basis, the 1994 effective income tax rate was 38.0 percent, exceeding the comparable 1993 rate of 34.1 percent by 3.9 percentage points. Consistent with the quarterly results, the year-to-date increase in rate over the prior year reflects the extraordinarily low 1993 rate which was as a result of one-time benefits related to foreign statutory rate reductions enacted during the first three quarters of 1993.

Earnings per share for the quarter increased to $.96 from $.90, a 6.7 percent improvement over the prior year. Net earnings were $216.7 million, an increase of 3.5 percent. Excluding the 1993 results from the Mrs. Smith's pie and Argentine snack food businesses, earnings per share increased by 7.8 percent. For the first nine months of 1994, earnings per share were $2.45, up 7.5 percent. Net earnings were $552.1 million, an increase of 3.9 percent. Excluding all one-time events and the results of divested businesses, earnings per share for the first nine months of 1994 were $2.45, up 9.8 percent from the comparable 1993 period, and net earnings were $555.5 million, up 6.3 percent.

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

The ratio of current assets to current liabilities was 1.2:1 as of September 30, 1994, relatively unchanged from December 31, 1993. The ratio of debt to total capitalization was 36.5 percent compared to 34.7 percent at December 31, 1993. The slight increase in the debt to total capitalization ratio is due to the increase in long-term debt and the continuing treasury stock purchases, both of which are described below.

During the nine months ended September 30, 1994, the Company purchased 5.4 million shares of common stock at an average cost of $52.08 per share. Over the past twelve months the Company has purchased approximately 6.5 million shares of common stock or just under 3.0 percent of the total outstanding on September 30, 1993. Treasury stock purchases are made under plans authorized by the Company's Board of Directors. The Board has authorized purchases during 1994 of up to $353 million of which $283.6 million has been expended to date. Management intends to fully utilize this authorization by the end of the year.

On September 29, 1994, the Company issued $200 million of long-term debt consisting of both fixed rate Canadian Eurodollars and Swiss Francs swapped into floating rate US dollar obligations with a term of three years. The debt is primarily being used to fund treasury stock purchases and pay down short-term debt in the United States. The majority of the remaining short-term debt balance as of September 30, 1994, consists of commercial paper.

At September 30, 1994, the Company had available an unused "shelf registration" of $200 million with the Securities and Exchange Commission to provide for the issuance of debt in the United States. Such an offering would be added to the Company's working capital and be available for general corporate purposes.

At September 30, 1994 the Company's net debt position was $719.7 million, down $91.9 million from December 31, 1993 as the increase in cash during the period more than offset the net increase in total debt.

Since December 31, 1993, accounts receivable has increased by $109.1 million; however, on an average number of days sales outstanding basis, the September 30, 1994 balance is consistent with the December 31, 1993 amount. Income taxes payable increased by $64.2 million due primarily to the timing of tax payments in several foreign locations and, to a lesser extent, higher domestic and foreign profitability and exchange rate differences. The increase in other current liabilities of $75.0 million reflects increases in various employee benefits and marketing expense accruals consistent with the increases in selling and administrative expenses discussed above.

Capital spending for the first nine months of 1994 was $237.5 million compared with $349.7 million during the first nine months of 1993. Capital expenditures have decreased reflecting the Company's ongoing strategy of improving return on invested capital and a commitment to increasing shareholder value over time. Management anticipates that total year 1994 capital expenditures will be approximately $350 million.

Management is not aware of any adverse trends which would materially affect the Company's financial condition or its ability to provide financial resources for maintenance and expansion of the business.

                                KELLOGG COMPANY

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:
                   4 - There is no instrument with respect to long-term debt of the Company that involves indebtedness or securities authorized thereunder exceeding ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.

                   27 - Financial Data Schedule

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




                                       KELLOGG COMPANY


                                       /s/ C.W. Elliott
                                       ----------------------------------

                                       C.W. Elliott
                                       Principal Financial Officer;
                                       Executive Vice President - Administration



                                       /s/ A. Taylor
                                       ----------------------------------

                                       A. Taylor
                                       Principal Accounting Officer;
                                       Vice-President and Corporate Controller

Date:  November 9, 1994

                                KELLOGG COMPANY

                                 EXHIBIT INDEX


Number               Description                       Page
- ------               -----------                       ----
27                   Financial Data Schedules          12