Form 10-K
period 1994-12-31
KELLOGG CO
filed 1995-03-28
CIK 55067

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ---------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                         COMMISSION FILE NUMBER 1-4171
                          ---------------------------

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

                 REGISTRANT'S TELEPHONE NUMBER: (616) 961-2000
                          ---------------------------
          Securities registered pursuant to Section 12(b) of the Act:

             Title of each class:               Name of each exchange on which registered:
   COMMON STOCK, $0.25 PAR VALUE PER SHARE               NEW YORK STOCK EXCHANGE

        Securities registered pursuant to Section 12(g) of the Act: NONE
                          ---------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $12,141,777,485 as determined by the March 1, 1995 closing price of $55.125 for one share of common stock on the New York Stock Exchange.

As of March 1, 1995, 221,096,969 shares of the common stock of the registrant were issued and outstanding.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994, are incorporated by reference into Part II of this Report.

Portions of the registrant's definitive Proxy Statement, dated March 13, 1995, for the Annual Meeting of Stockholders to be held April 21, 1995, are incorporated by reference into Part III of this Report.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     The Company. Kellogg Company, incorporated in Delaware in 1922, and its subsidiaries are engaged in the manufacture and marketing of ready-to-eat cereal and other convenience food products on a worldwide basis. The address of the principal business office of Kellogg Company is One Kellogg Square, P.O. Box 3599, Battle Creek, Michigan 49016-3599. Unless otherwise indicated by the context, the term "Company" as used in this report means Kellogg Company, its divisions and subsidiaries.

     Principal Products. The principal products of the Company are ready-to-eat cereals and convenience food products which are manufactured in 19 countries and distributed in nearly 160 countries. Ready-to-eat cereals are marketed under the KELLOGG'S(R) name and are sold principally to the grocery trade through direct sales forces for resale to consumers and through broker and distribution arrangements in less developed market areas.

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

     The principal ingredients in the products produced by the Company in the United States include corn grits, oats, rice, various fruits, sweeteners, wheat and wheat derivatives. Ingredients are purchased principally from sources in the United States. In producing toaster pastries and frozen waffles, the Company may use dairy products, eggs, fruit and other filling ingredients, flour, shortening and sweeteners, which ingredients are obtained from various sources. Although the Company enters into some long-term contracts, the bulk of such raw materials are purchased on the open market. While the cost of raw materials may increase over time, the Company believes that it will be able to purchase an adequate supply of such raw materials as needed. The Company also uses commodity futures and options to hedge some of its raw materials costs. See Note 11 to the Consolidated Financial Statements contained in the Company's Annual Report for the fiscal year ended December 31, 1994 which Note is incorporated by reference in Item 8 of this Report.

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

     Trademarks and Technology. Generally, the Company's products are marketed under trademarks owned by the Company. The Company's principal trademarks are its housemark, brand names, slogans and designs related to cereals and convenience food products manufactured and marketed by the Company. These trademarks include Kellogg's(R), for cereals and other products of the Company and the brand names of certain ready-to-eat cereals, including All-Bran(R), Kellogg's(R) Squares(TM), Apple Jacks(R), Apple Raisin Crisp(R), Apple Cinnamon Rice Krispies(TM), Bran Buds(R), Complete(R) Bran Flakes, Cocoa Krispies(R), Common Sense(R), Kellogg's Corn Flakes(R), Cracklin' Oat Bran(R), Kellogg's(R) Cinnamon Mini-Buns, Crispix(R), Double Dip Crunch(R), Froot Loops(R), Kellogg's Frosted Bran(R), Kellogg's Frosted Flakes(R), Frosted Krispies(R), Frosted Mini-Wheats(R), Fruitful Bran(R), Fruity Marshmallow Krispies(R), Just Right(R), Kenmei(R), Kellogg's(R) Low Fat Granola,

Nut & Honey Crunch(R), Nut & Honey Crunch O's(R), Mueslix(R), Nutri-Grain(R), Pops(R), Product 19(R), Kellogg's(R) Raisin Bran, Rice Krispies(R), Rice Krispies Treats(TM), Smacks(R) and Special K(R). Additional Company trademarks are the names of certain combinations of Kellogg's(R) ready-to-eat cereals, including Handi-Pak(R), Snack-Pak(R), Fun Pak(R), Jumbo(R) and Variety(R). Other Company brand names include Kellogg's(R) Corn Flake Crumbs; Croutettes(R) for herb season stuffing mix; Kellogg's(R) Nutri-Grain(R) for cereal bars; Pop-Tarts(R) for toaster pastries; Eggo(R), Special K(R) and Nutri-Grain(R) for frozen waffles.

     Company trademarks also include depictions of certain animated characters in conjunction with the Company's products, including Snap!(R) Crackle!(R) Pop!(R) for Kellogg's(R) Frosted Krispies(R), Fruity Marshmallow Krispies(R) and Rice Krispies(R); Tony the Tiger(R) for Kellogg's Frosted Flakes(R); Toucan Sam(R) for Froot Loops(R); Dig 'Em!(R) for Smacks(R); and Coco(TM) for Cocoa Krispies(R).

     The slogans "The Best To You Each Morning"(R), and "They're GR-R-R-EAT!"(R) used in connection with the Company's ready-to-eat cereals, are also important Company trademarks. The Company's use of the advertising theme "Get A Taste For The Healthy Life"(TM) represents part of its effort to establish throughout the United States and the world the concept of a nutritious breakfast.

     The Company considers that, taken as a whole, the rights under its various patents, which expire from time to time, are a valuable asset, but the Company does not believe that its businesses are materially dependent upon any single patent or group of related patents. The Company's activities under licenses or other franchises or concessions are not material.

     Seasonality. Demand for the Company's products is approximately level throughout the year.

     Working Capital. Although terms vary around the world, in the United States the Company requires payment for goods sold eleven days subsequent to the date of invoice, with a 2% discount allowed for payment within ten days. Receipts from goods sold, supplemented as required by borrowings, provide for the Company's payment of dividends, capital expansion and for other operating expenses and working capital needs.

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

     Competition. The Company has experienced intense competition for sales of all of its principal products in its major markets, both domestically and internationally. The Company's products compete with advertised and branded products of a similar nature as well as unadvertised and private label products, which are typically distributed at lower prices, and generally with other food products with different characteristics. Principal methods and factors of competition include, among others, new product introductions, product quality, composition and nutritional value, price, advertising and promotion. The Company is the world's largest manufacturer and marketer of ready-to-eat cereals.

     Research and Development. Research to support and expand the use of the Company's existing products and to develop new food products is carried on at the Company's research laboratories and pilot plant facilities in Battle Creek, Michigan, and at other plant locations around the world. The Company's expenditures for research and development were approximately $71.7 million in 1994, and, on a comparable basis, were $59.2 million in 1993 and $56.7 million in 1992.

     Environmental Matters. The Company's facilities are subject to various foreign, federal, state and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. The Company is not a party to any material proceedings arising under these regulations. The Company believes that compliance with existing environmental laws and regulations will not materially affect the financial condition or the competitive position of the Company. In 1995, the Company expects to spend approximately $24.0 million for capital expenditures related to environmental controls, approximately $8.0 million of which is expected to be spent on a waste water recycling facility at the Company's plant in Bremen, Germany and $7.3 million of which is expected to be spent on a grain fines collection system at the Company's plant in Memphis, Tennessee. The Company is currently in substantial compliance with all material environmental regulations affecting the Company and its properties.

     Employees. At December 31, 1994, the Company had approximately 15,657 employees.

     Segment and Geographic Information. The Company operates in a single industry, which is the manufacture and marketing of convenience food products throughout the world. Net sales and operating profit for the years 1994, 1993, and 1992, and identifiable segment assets and corporate assets, consisting principally of equity investments, cash, and temporary investments, at the related year-ends are presented in Note 13 of the Consolidated Financial Statements captioned "Operating Segments" and incorporated by reference in Item 8 of this Report.

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

     Outside the United States, the Company has additional manufacturing locations, some with warehousing facilities, in Argentina, Australia, Brazil, Canada, Colombia, Denmark, Germany, Great Britain, Guatemala, India, Italy, Japan, Latvia, Mexico, South Africa, South Korea, Spain and Venezuela. A new cereal plant in China is currently under construction and is expected to commence operation in summer 1995.

     The principal properties of the Company, including its major office facilities, are held in fee and none is subject to any major encumbrance. Distribution centers and offices of non-plant locations typically are leased. The Company considers its facilities generally suitable, adequate and of sufficient capacity for its current operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings which, if decided adversely, would be material to the Company on a consolidated basis, nor are any of the Company's properties or subsidiaries subject to any such proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     Executive Officers of the Registrant -- The names, ages as of March 1, 1995 and positions of the executive officers of the Company are listed below together with their business experience. Executive officers are elected annually by the Board of Directors at the meeting immediately following the Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

Arnold G. Langbo
Chairman of the Board, President and Chief Executive Officer..................57
     Mr. Langbo has been employed by the Company and certain of its subsidiaries since 1956. He was named Executive Vice President and President, Kellogg International Division, in 1986. He was named President and Chief Operating Officer in December 1990 and became Chairman of the Board and Chief Executive Officer on January 1, 1992.

Charles W. Elliott
Executive Vice President - Administration, Chief Financial Officer............63
     Mr. Elliott joined the Company as Executive Vice President -Administration in February 1987 and was named Chief Financial Officer of the Company in December 1988.

William A. Camstra
Executive Vice President, President - Kellogg Latin America...................62
     Mr. Camstra has been employed by the Company and certain of its subsidiaries since 1956. He was named a Vice President and Director of Latin American Operations in 1983. He was named Executive Vice President of the Company on January 1, 1992 and President, Kellogg Latin America in July 1994.

Donald G. Fritz
Executive Vice President, President - Kellogg Europe..........................47
     Mr. Fritz first joined Kellogg Canada Inc. in 1979. He was named General Manager - Kellogg (Aust.) Pty. Limited in 1984, and Director of Australasia in 1989, and a Vice President of the Company in January 1990. He was named Executive Vice President of the Company on January 1, 1992, and President, Kellogg Europe in July 1994.

Carlos M. Gutierrez
Executive Vice President, President - Kellogg Asia-Pacific....................41
     Mr. Gutierrez joined Kellogg de Mexico in 1975. In January 1989, he was appointed President and Chief Executive Officer of Kellogg Canada Inc. He was promoted to Vice President, Kellogg Company and Executive Vice President - Sales and Marketing, Kellogg USA in July 1990. In 1993, Mr. Gutierrez was promoted to Executive Vice President, Kellogg USA and General Manager, Kellogg USA Cereal Division. In September 1994, Mr. Gutierrez was appointed Executive Vice President of Kellogg Company and President, Kellogg Asia-Pacific.

Thomas A. Knowlton
Executive Vice President, President - Kellogg North America...................48
     Mr. Knowlton joined Kellogg Canada Inc. in 1980 and became its President and Chief Executive Officer and also a Vice President of the Company in 1983. In January 1989, he was named Managing Director, Kellogg Company of Great Britain Limited and continued as a Vice President of the Company. He was named an Executive Vice President of the Company on January 1, 1992 and President, Kellogg North America in July 1994.

Donald W. Thomason
Executive Vice President - Corporate Services and Technology..................51
     Mr. Thomason has been employed by the Company since 1966. He was named a Vice President and Executive Vice President - Operations in the Company's U.S. Food Products Division in January 1989. He was named Executive Vice President - Corporate Services and Technology in 1990.

Richard M. Clark
Senior Vice President, General Counsel and Secretary..........................57
     Mr. Clark joined the Company as Senior Vice President, General Counsel and Secretary in September 1989.

Robert L. Creviston
Senior Vice President - Human Resources.......................................53
     Mr. Creviston joined the Company as Vice President - Employee Relations in 1982. He was named Senior Vice President - Human Resources in August 1991.

Daryl R. Schaller
Senior Vice President - Scientific Affairs....................................51
     Dr. Schaller has been employed by the Company since 1972. He was named Senior Vice President - Science and Technology in 1986, Senior Vice President - Research, Quality and Nutrition in January 1990, and Senior Vice President - Scientific Affairs in April 1994.

Joseph M. Stewart
Senior Vice President - Corporate Affairs.....................................52
     Mr. Stewart has been employed by the Company since 1980. He was named Vice President - Public Affairs in 1985 and Senior Vice President - Corporate Affairs in 1988.

Michael J. Teale
Senior Vice President - Worldwide Operations and Technology...................50
     Mr. Teale joined Kellogg Company of Great Britain Limited in 1966. In January 1990, he was named a Vice President-Cereal Manufacturing of the Company's U.S. Food Products Division, and in September 1994, he was named Senior Vice President - Worldwide Operations and Technology.

Charles E. French
Vice President - Finance and Treasurer........................................50
     Mr. French has been employed by the Company and various subsidiaries of the Company since 1966. In 1988, he was named Director - Administration, Kellogg Company of Great Britain Limited. In 1992, he also became Director - Finance of Kellogg Europe, and in September 1993, he was named Vice President - Finance and Treasurer of the Company.

Alan Taylor
Vice President and Corporate Controller.......................................43
     Mr. Taylor has been employed by the Company and certain of its subsidiaries since 1982. He served as Director - Finance of Kellogg (Aust.) Pty. Ltd. from 1988 until 1993. He became Controller of the Company in August 1993, and was named a Vice President in July 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information called for by this Item is set forth in Note 12 to the Consolidated Financial Statements of the Company which is incorporated by reference into Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

     The information called for by this Item is incorporated herein by reference from page 15 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in
Item 8 of this Report, incorporated by reference from the Company's Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this Item is incorporated herein by reference from pages 16 through 18 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is incorporated herein by reference from pages 19 through 28 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994. Supplementary quarterly financial data, which is also incorporated herein by reference, is set forth in Note 12 to the Consolidated Financial Statements on page 27 of the Annual Report to Stockholders.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors -- See the Company's Proxy Statement dated March 13, 1995 for the Annual Meeting of Stockholders to be held on April 21, 1995, under the captions "Nominees for Election to the Board of Directors" and "Continuing Directors of the Company" on pages 5 through 8, which information is incorporated herein by reference.

     Executive Officers of the Registrant -- See "Executive Officers of the Registrant" under Item 4A at pages 4 through 6 of this Report.

     Compliance with Section 16(a) of the Securities Exchange Act -- See the Company's Proxy Statement, dated March 13, 1995 for the Annual Meeting of Stockholders to be held on April 21, 1995 at page 22, under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     See the Company's Proxy Statement dated March 13, 1995 for the Annual Meeting of Stockholders to be held on April 21, 1995, under the captions "Executive Compensation" and "Selected Benefit Plans and Agreements" at pages 13 through 15 and 20 through 22, which information, except for that portion captioned "Report of the Compensation Committee on Executive Compensation," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the Company's Proxy Statement dated March 13, 1995 for the Annual Meeting of Stockholders to be held on April 21, 1995, under the caption "Voting Securities And Ownership Thereof By Certain Persons" at pages 1 through 4, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the Company's Proxy Statement dated March 13, 1995 for the Annual Meeting of Stockholders to be held on April 21, 1995, under the captions "About The Board of Directors" at page 10, "Selected Benefit Plans and Agreements" at pages 21 through 22, and footnote 9 to the Summary Compensation Table at page 14, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

          THE FOLLOWING CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES, TOGETHER WITH THE REPORT THEREON OF PRICE WATERHOUSE LLP DATED FEBRUARY 3, 1995, APPEARING ON PAGES 19 THROUGH 28, INCLUSIVE, OF THE COMPANY'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994 ARE INCORPORATED HEREIN BY REFERENCE:

        (A)1. CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Earnings and Retained Earnings for 1994, 1993, and 1992. Consolidated Balance Sheet for December 31, 1994 and December 31, 1993. Consolidated Statement of Cash Flows for 1994, 1993, and 1992.
     Notes to Consolidated Financial Statements.

        (A)2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     The Financial Schedule and related Report of Independent Accountants filed as part of this Report are as follows:

                                                                                         PAGE
                                                                                         ----
    Schedule VIII - Valuation Reserve.................................................     11
    Report of Independent Accountants.................................................     12

     This Consolidated Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1994.

     All other financial statement schedules are omitted because they are not applicable or the required data is shown in the Company's Consolidated Financial Statements or the Notes thereto.

(A)3. EXHIBITS

EXHIBIT NO.                                       DESCRIPTION
- -----------     --------------------------------------------------------------------------------
    3.01        Amended and Restated Certificate of Incorporation of Kellogg Company,
                incorporated by reference to Exhibit 3.01 to the Company's Annual Report on Form
                10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.

    3.02        Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December
                31, 1993, Commission file number 1-4171.

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

   10.04        Kellogg Company Supplemental Savings and Investment Plan.*

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

EXHIBIT NO.                                       DESCRIPTION
- -----------     --------------------------------------------------------------------------------
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

   10.10        Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission file number 1-4171.*

   10.11        Agreement between the Company and G. E. Costley, made and entered into as of
                July 7, 1994.*

   13.01        Pages 15 through 28 of the Company's Annual Report to Stockholders for the
                fiscal year ended December 31, 1994.

   21.01        Domestic and Foreign Subsidiaries of the Company.

   23.01        Consent of Price Waterhouse LLP.

   23.02        Consent of Price Waterhouse LLP.

   24.01        Powers of Attorney authorizing Richard M. Clark to execute the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1994 on behalf of the
                Board of Directors, and each of them.

   27.01        Financial Data Schedule.

   99.01        Kellogg Company American Federation of Grain Millers Savings and Investment Plan
                Annual Report on Form 11-K for the fiscal year ended October 31, 1994.

   99.02        Kellogg Company Salaried Savings and Investment Plan Annual Report on Form 11-K
                for the fiscal year ended October 31, 1994.

- -------------------------
* A management contract or compensatory plan required to be filed with this Report.

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

(B) REPORT ON FORM 8-K

     No report on Form 8-K was filed during the Company's fourth quarter for the fiscal year ended December 31, 1994.

                       SCHEDULE VIII -- VALUATION RESERVE

                                 (in millions)

                                                                          1994     1993     1992
                                                                          -----    -----    -----
Balance at January 1...................................................   $ 6.0    $ 6.2    $ 5.8
Addition charged to costs and expenses.................................     1.8      0.9      2.4
Doubtful accounts charged to reserves..................................    (0.9)    (0.7)    (1.0)
Currency translation adjustments.......................................    (0.7)    (0.4)    (1.0)
                                                                          -----    -----    -----
Balance at December 31.................................................   $ 6.2    $ 6.0    $ 6.2
                                                                          =====    =====    =====

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
  of Kellogg Company

     Our audits of the consolidated financial statements referred to in our report dated February 3, 1995 appearing in the 1994 Annual Report to Stockholders of Kellogg Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Battle Creek, Michigan
February 3, 1995

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March 1995.

                                          KELLOGG COMPANY

                                          By:        /s/ ARNOLD G. LANGBO
                                          --------------------------------------
                                                      Arnold G. Langbo
                                                   Chairman of the Board
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  NAME                                  CAPACITY                     DATE
- ----------------------------------------   -----------------------------------  ---------------
          /s/ ARNOLD G. LANGBO             Chairman of the Board, Chief         March 27, 1995
- ----------------------------------------     Executive Officer; Director
            Arnold G. Langbo                 (Principal Executive Officer)

         /s/ CHARLES W. ELLIOTT            Executive Vice President, Chief      March 27, 1995
- ----------------------------------------     Financial Officer; Director
           Charles W. Elliott                (Principal Financial Officer)

            /s/ ALAN TAYLOR                Vice President and Corporate         March 27, 1995
- ----------------------------------------     Controller (Principal Accounting
              Alan Taylor                    Officer)


Claudio X. Gonzalez                        Director
Gordon Gund                                Director
William E. LaMothe                         Director
Russell G. Mawby                           Director
Ann McLaughlin                             Director
J. Richard Munro                           Director
Harold A. Poling                           Director
Donald Rumsfeld                            Director
Timothy P. Smucker                         Director
Dolores D. Wharton                         Director
John L. Zabriskie                          Director


    By:         /s/ RICHARD M. CLARK                                            March 27, 1995
- ----------------------------------------
            Richard M. Clark
          As Attorney-in-Fact

                                 EXHIBIT INDEX

                                                                                       ELECTRONIC(E)
                                                                                         PAPER(P)
                                                                                        INCORP. BY
EXHIBIT NO.                                 DESCRIPTION                                 REF.(IBRF)
- -----------    ---------------------------------------------------------------------   -------------
    3.01       Amended and Restated Certificate of Incorporation of Kellogg Company,
               incorporated by reference to Exhibit 3.01 to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1991,
               Commission file number 1-4171.                                              IBRF

    3.02       Bylaws of Kellogg Company, as amended, incorporated by reference to
               Exhibit 3.02 to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1993, Commission file number 1-4171.         IBRF

    4.01       Indenture dated as of March 1, 1988 between the Company and Bankers
               Trust Company, incorporated by reference to Exhibit 4(a) to the
               Company's Registration Statement on Form S-3, Commission file number
               33-20731.                                                                   IBRF

    4.02       Form of Debt Security, incorporated by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-3, Commission file
               number 33-20731.                                                            IBRF

    4.03       Supplemental Indenture, dated January 30, 1989, between the Company and Bankers Trust Company, incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K, Commission file number
               1-4171, dated January 31, 1989.                                             IBRF

    4.04       Instrument of Resignation, Acceptance and Appointment, dated as of
               January 31, 1989, between the Company, Bankers Trust Company and NBD
               Bank, N.A. (formerly known as National Bank of Detroit), incorporated by reference to Exhibit A to the Company's Current Report on Form
               8-K, Commission file number 1-4171, dated January 31, 1989.                 IBRF

    4.05       Agency Agreement, dated as of January 31, 1989, between NBD Bank,
               N.A. (formerly known as National Bank of Detroit) and Bankers Trust
               Company, incorporated by reference to Exhibit C to the Company's
               Current Report on Form 8-K, Commission file number 1-4171, dated
               January 31, 1989.                                                           IBRF

   10.01       Employment Agreements between the Company and C. W. Elliott, made and entered into as of January 30, 1987, incorporated by reference to
               Exhibit 10.02 to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1987, Commission file number 1-4171.*        IBRF

   10.02       Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1983, Commission file
               number 1-4171.*                                                             IBRF

   10.03       Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1990, Commission file
               number 1-4171.*                                                             IBRF

   10.04       Kellogg Company Supplemental Savings and Investment Plan.*                    E

   10.05       Kellogg Company 1982 Stock Option Plan, as amended on December 7,
               1990, incorporated by reference to Exhibit 10.07 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1990, Commission file number 1-4171.*                                       IBRF

   10.06       Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1984, Commission file
               number 1-4171.*                                                             IBRF

                                                                                       ELECTRONIC(E)
                                                                                         PAPER(P)
                                                                                        INCORP. BY
EXHIBIT NO.                                 DESCRIPTION                                 REF.(IBRF)
- -----------    ---------------------------------------------------------------------   -------------
   10.07       Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1985, Commission file
               number 1-4171.*                                                             IBRF

   10.08       Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1991, Commission file
               number 1-4171.*                                                             IBRF

   10.09       Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1991, Commission file
               number 1-4171.*                                                             IBRF

   10.10       Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1993, Commission file
               number 1-4171.*                                                             IBRF

   10.11       Agreement between the Company and G. E. Costley, made and entered
               into as of July 7, 1994.*                                                     E

   13.01       Pages 15 through 28 of the Company's Annual Report to Stockholders
               for the fiscal year ended December 31, 1994.                                  E

   21.01       Domestic and Foreign Subsidiaries of the Company.                             E

   23.01       Consent of Price Waterhouse LLP.                                              E

   23.02       Consent of Price Waterhouse LLP.                                              E

   24.01       Powers of Attorney authorizing Richard M. Clark to execute the
               Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994 on behalf of the Board of Directors, and each of
               them.                                                                         E

   27.01       Financial Data Schedule.                                                      E

   99.01       Kellogg Company American Federation of Grain Millers Savings and
               Investment Plan Annual Report on Form 11-K for the fiscal year ended
               October 31, 1994.                                                             E

   99.02       Kellogg Company Salaried Savings and Investment Plan Annual Report on
               Form 11-K for the fiscal year ended October 31, 1994.                         E

- -------------------------
* A management contract or compensatory plan required to be filed with this Report.

     THE COMPANY WILL FURNISH ANY OF ITS STOCKHOLDERS A COPY OF ANY OF THE ABOVE EXHIBITS NOT INCLUDED HEREIN UPON THE WRITTEN REQUEST OF SUCH STOCKHOLDER AND THE PAYMENT TO THE COMPANY OF THE REASONABLE EXPENSES INCURRED BY THE COMPANY IN FURNISHING SUCH COPY OR COPIES.