Form 10-Q/A
KELLOGG CO
filed 1995-03-29
CIK 55067

                                  FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1994 (Amendment No. 1)

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

                         Yes ____X____       No __________

         Common Stock outstanding October 31, 1994 - 222,324,578 shares

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




                                       KELLOGG COMPANY


                                       /s/ C. W. Elliott
                                       ----------------------------
                                       C.W. Elliott
                                       Principal Financial Officer;
                                       Executive Vice President - Administration



                                       /s/ A. Taylor
                                       ----------------------------
                                       A. Taylor
                                       Principal Accounting Officer;
                                       Vice-President and Corporate Controller

Date:  March 28, 1995

                                KELLOGG COMPANY

                                 EXHIBIT INDEX


 Number         Description                         Page
 ------         -----------                         ----
   27            Financial Data Schedules            12
