Form 10-Q
period 1995-03-31
KELLOGG CO
filed 1995-05-12
CIK 55067

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1995

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from         to
                                    -------    -------

                        Commission file number 1-4171


                               KELLOGG COMPANY


State of Incorporation--Delaware      IRS Employer Identification No. 38-0710690

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

                        Yes      X          No
                            -----------        ----------

         Common Stock outstanding April 28, 1995 - 219,818,205 shares

                               KELLOGG  COMPANY


                                    INDEX



                                                                             Page
                                                                             ----
PART I - Financial Information

Item 1:
  Consolidated Balance Sheet - March 31, 1995 and December 31, 1994           2


  Consolidated Earnings - three months ended March 31, 1995 and 1994          3


  Consolidated Statement of Cash Flows - three months ended March 31,
      1995 and 1994                                                           4


  Notes to the Consolidated Financial Statements                              5



Item 2:
  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                               6-8



PART II - Other Information

Item 6:
   Exhibits and Reports on Form 8-K                                           9


Signatures                                                                   10


Exhibit Index                                                                11


CONSOLIDATED BALANCE SHEET
========================================================================

KELLOGG COMPANY AND SUBSIDIARIES                 MARCH 31, DECEMBER 31,
(millions)                                          1995       1994
                                                (unaudited)      *
- ------------------------------------------------------------------------
CURRENT ASSETS
Cash and temporary investments                    $294.9     $266.3
Accounts receivable, net                           625.8      564.5
Inventories                                        426.5      396.3
Other current assets                               215.1      206.4
- -------------------------------------------------------------------
TOTAL CURRENT ASSETS                             1,562.3    1,433.5
PROPERTY, net of accumulated depreciation
  of $1,803.1 and $1,707.7                       2,930.5    2,892.8
INTANGIBLE ASSETS                                    3.5        4.1
OTHER ASSETS                                       195.9      136.9
- -------------------------------------------------------------------

TOTAL ASSETS                                    $4,692.2   $4,467.3
===================================================================
CURRENT LIABILITIES
Current maturities of long-term debt                $1.3       $0.9
Notes payable                                      324.9      274.8
Accounts payable                                   335.5      334.5
Income taxes                                       146.2       72.0
Accrued liabilities                                535.6      503.0
- -------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                        1,343.5    1,185.2

LONG-TERM DEBT                                     718.9      719.2
NONPENSION POSTRETIREMENT BENEFITS                 495.7      486.8
DEFERRED INCOME TAXES AND OTHER LIABILITIES        282.2      268.6

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                        77.6       77.6
Capital in excess of par value                      69.7       68.6
Retained earnings                                3,917.7    3,801.2
Treasury stock, at cost                         (2,072.4)  (1,980.6)
Currency translation adjustment                   (140.7)    (159.3)
- -------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                       1,851.9    1,807.5
- -------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $4,692.2   $4,467.3
===================================================================

*Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

CONSOLIDATED EARNINGS   (Results are unaudited)
================================================================================

KELLOGG COMPANY AND SUBSIDIARIES              THREE MONTHS ENDED MARCH 31,
(millions, except per share data)                        1995         1994
- --------------------------------------------------------------------------------
NET SALES                                            $1,716.0     $1,611.2
- --------------------------------------------------------------------------

Cost of goods sold                                      769.3        732.0
Selling and administrative expense                      623.9        580.1
- --------------------------------------------------------------------------

OPERATING PROFIT                                        322.8        299.1
- --------------------------------------------------------------------------


Interest Expense                                         18.0          9.7
Other income (expense), net                              10.6          8.1
- --------------------------------------------------------------------------


EARNINGS BEFORE INCOME TAXES                            315.4        297.5
Income taxes                                            119.4        113.6
- --------------------------------------------------------------------------


NET EARNINGS                                           $196.0       $183.9
==========================================================================

EARNINGS PER SHARE                                      $0.89        $0.81

DIVIDENDS PER SHARE                                     $0.36        $0.34

AVERAGE SHARES OUTSTANDING                              221.0        227.0
- --------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS  (Results are unaudited)
================================================================================

KELLOGG COMPANY AND SUBSIDIARIES                THREE MONTHS ENDED MARCH 31,
(millions)                                                1995          1994
- --------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                            $196.0        $183.9
Items in net earnings not requiring (providing) cash:
  Depreciation                                            67.2          62.0
  Pre-tax gain on sale of subsidiaries                       -         (21.1)
  Deferred income taxes                                    0.6          (2.6)
  Other                                                    2.3         (20.2)
Pension contribution                                     (60.0)        (32.4)
Change in operating assets and liabilities                 7.6          32.9
- ----------------------------------------------------------------------------
NET CASH PROVIDED FROM OPERATING ACTIVITIES              213.7         202.5
- ----------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to properties                                  (70.7)        (71.1)
Proceeds from sale of subsidiaries                           -          83.8
Other                                                      4.0          11.4
- ----------------------------------------------------------------------------
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES         (66.7)         24.1
- ----------------------------------------------------------------------------
FINANCING ACTIVITIES
Net borrowings of notes payable                           50.1          50.7
Issuance of long-term debt                                   -             -
Reduction in long-term debt                               (0.3)         (2.4)
Common stock repurchases                                 (91.5)       (122.6)
Cash dividends                                           (79.5)        (77.1)
Other                                                      0.7           0.5
- ----------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                   (120.5)       (150.9)
- ----------------------------------------------------------------------------
Effect of exchange rate changes on cash                    2.1          (4.4)
- ----------------------------------------------------------------------------
Increase in cash and temporary investments                28.6          71.3
Cash and temporary investments at beginning              266.3          98.1
- ----------------------------------------------------------------------------
CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD         $294.9        $169.4
============================================================================

See accompanying notes to consolidated financial statements.

                   Notes To Consolidated Financial Statements for the three months ended March 31, 1995

                                  (Unaudited)

1.  Accounting Policies

The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained on pages 15 to 28 of the Company's Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's Annual Report.

The results of operations for the three months ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.

2.  Other Revenue

Other revenue for the three months ended March 31, 1994, includes a gain of $21.1 million ($13.3 million after tax or $.06 per share) from the sale of the Mrs. Smith's Frozen Foods pie business and a charge of $20.5 million ($13.1 million after tax or $.06 per share) primarily from the initial funding of the Kellogg's Corporate Citizenship Fund.

                                KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Kellogg revenues are generated from the sale of ready-to-eat cereals and other grain-based convenience foods in nearly 160 countries. The ready-to-eat cereal category continued to exhibit volume growth around the world during the first quarter of 1995, with Kellogg continuing to demonstrate strong global leadership.

Consolidated net sales increased 7% over the comparable quarter of 1994, principally from higher selling prices, volume growth and, to a lesser extent, product mix improvements. Excluding the results of the Mrs. Smith's Frozen Foods pie business, divested during the first quarter of 1994, consolidated net sales increased 8%.

The Company's total volume was up 2% for the quarter versus the prior year. Excluding results of the divested business, total volume increased 4% over the previous year, buoyed by strong growth in European ready-to-eat cereal and the U.S. convenience foods business. Cereal volume was up 3% in total, with strong international growth more than offsetting a slight decline in the highly competitive U.S. market. Other convenience foods volume, excluding the divested business, increased 8%.

The gross profit margin for the first quarter of 1995 strengthened to 55.2%, up .6 percentage points over 1994. This increase in gross margin was the result of favorable pricing, combined with aggressive cost containment programs which limited the increase in cost of goods sold per-kilo.

Selling and administrative expense for the first quarter of 1995 was up 8% over the comparable period of 1994 but remained relatively constant as a percentage of net sales, at 36%. Beginning in the second quarter of 1994, a shift in the marketing investment mix occurred toward advertising from promotion. This trend has continued through the first quarter of 1995. Management believes that its strategy of investment in brand-building advertising and reduction in price promotion spending on established brands, coupled with a strong new-product program, will assist in delivering long-term growth.

Operating profit increased 8% to $323 million, reflecting increased volume and stronger gross profit margins.


Other income for the first quarter of 1994 includes a gain of $21.1 million ($13.3 million after tax or $.06 per share) from the sale of the Mrs. Smith's Frozen Foods pie business. Other expense includes a charge of $20.5 million ($13.1 million after tax or $.06 per share), primarily from the initial funding of the Kellogg's Corporate Citizenship Fund, a private trust established for charitable donations.

Gross interest expense, prior to amounts capitalized, increased to $19.9 million for the first quarter of 1995 compared to $11.4 million for the first quarter of 1994, due to higher debt levels, incurred primarily to fund common stock repurchases, and increased interest rates on short-term borrowings. The Company expects a further increase in interest expense during the remainder of 1995, primarily due to expected higher effective rates than those experienced during 1994 as well as a higher average debt level for the year.

The Company's effective income tax rate for the quarter was 37.9%, .3 percentage points lower than the comparable 1994 rate of 38.2%. The Company expects its effective income tax rate for 1995 to be between 37% and 38%.

Earnings per share for the first quarter of 1995 were $.89, up 10% from the $.81 reported for the first quarter of 1994. Net earnings for the quarter were $196.0 million, an increase of 7% from the comparable period of 1994.

Liquidity and capital resources

The financial condition of the Company remained strong during the first quarter of 1995.

Operations provided a strong, positive cash flow of $213.7 million of which approximately 80% was returned to shareholders in the form of cash dividends and common stock repurchases during the quarter. The strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company's operational needs. The Company maintains credit facilities with banking institutions in the United States and other countries where it conducts business. The ratio of current assets to current liabilities was 1.2:1 as of March 31, 1995, unchanged from the ratio at December 31, 1994.

Capital spending for the first quarter of 1995 was $70.7 million, compared with $71.1 million during the first quarter of 1994. Capital expenditures have remained steady, reflecting the Company's application of value-based management principles and the ongoing strategy of improving return on invested capital. Management anticipates that total year 1995 capital expenditures will be approximately $350 million, essentially flat when compared with 1994.

During the first quarter of 1995 the Company spent $91.5 million to purchase approximately 1.6 million shares of its common stock. Stock repurchases are made under plans authorized by the Company's Board of Directors. The total authorized purchase amount remaining for 1995 is $233.9 million. Market conditions permitting, management intends to fully utilize this authorization by the end of 1995.

Long-term debt outstanding at March 31, 1995 consisted principally of $200 million of three-year notes issued in 1994, $200 million of five-year notes issued in 1993, and $300 million of five-year notes issued in 1992. Short-term debt outstanding consisted principally of commercial paper. The Company continues to enjoy the highest available debt ratings on both its long-term debt and commercial paper.

The Company's net debt position (long-term debt plus notes payable less cash and temporary investments) at March 31, 1995 was $750.2 million, up $21.6 million from December 31, 1994.

The ratio of debt to total capitalization remained at 36%, unchanged from December 31, 1994.

At March 31, 1995, the Company had available an unused "shelf registration" of $200 million with the Securities and Exchange Commission to provide for the issuance of debt in the United States. The proceeds of such an offering would be added to the Company's working capital and be available for general corporate purposes.

Dividends paid per share of common stock increased 6% to $.36 during the first quarter of 1995. Management believes the trend of increased dividends will continue in 1995.


LOOKING FORWARD

Management is not aware of any adverse trends that would materially affect the Company's strong financial position. Should suitable investment opportunities or working capital needs arise that would require additional financing, management believes that the Company's triple A credit rating, strong balance sheet, and its solid earnings history provides a base for obtaining additional financial resources at competitive rates and terms.

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



                                      KELLOGG COMPANY


                                      /s/ C.W. Elliott
                                      -------------------------------

                                      C.W. Elliott
                                      Principal Financial Officer;
                                      Executive Vice President - Administration



                                      /s/ A. Taylor
                                      -------------------------------

                                      A. Taylor
                                      Principal Accounting Officer;
                                      Vice President and Corporate Controller
Date:  May 10, 1995

                                KELLOGG COMPANY

                                 EXHIBIT INDEX


         Number                   Description                      Page
         ------                   -----------                      ----
         27                       Financial Data Schedule           12
