Form 10-Q
period 1995-06-30
KELLOGG CO
filed 1995-08-14
CIK 55067

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1995

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

                         Yes     X       No
                             ---------      ----------

          Common Stock outstanding July 31, 1995 - 219,204,635 shares

                                KELLOGG  COMPANY

                                     INDEX


                                                                         Page
                                                                         ----

PART I - Financial Information

Item 1:
  Consolidated Balance Sheet - June 30, 1995 and December 31, 1994       2


  Consolidated Earnings - three and six months ended June 30, 1995       3


  Consolidated Statement of Cash Flows - six months ended June 30,
    1995 and 1994                                                        4


  Notes to Consolidated Financial Statements                             5

Item 2:
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                            6-10



PART II - Other Information

Item 4:
  Submission of Matters to a Vote of Security Holders                    11-12

Item 6:
  Exhibits and Reports on Form 8-K                                       12


Signatures                                                               13


Exhibit Index                                                            14

CONSOLIDATED BALANCE SHEET
================================================================================

KELLOGG COMPANY AND SUBSIDIARIES                       JUNE 30,     December 31,
(millions)                                                 1995             1994
                                                    (unaudited)              *
--------------------------------------------------------------------------------

CURRENT ASSETS
Cash and temporary investments                           $377.1           $266.3
Accounts receivable, net                                  648.6            564.5
Inventories                                               408.7            396.3
Other current assets                                      212.3            206.4
--------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                    1,646.7          1,433.5
PROPERTY, net of accumulated depreciation
  of $1,857.5 and $1,707.7                              2,923.2          2,892.8
INTANGIBLE ASSETS                                           3.6              4.1
OTHER ASSETS                                              173.9            136.9
--------------------------------------------------------------------------------

TOTAL ASSETS                                           $4,747.4         $4,467.3
================================================================================
CURRENT LIABILITIES
Current maturities of long-term debt                       $1.7             $0.9
Notes payable                                             342.1            274.8
Accounts payable                                          353.7            334.5
Income taxes                                               87.0             72.0
Accrued liabilities                                       588.3            503.0
--------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                               1,372.8          1,185.2

LONG-TERM DEBT                                            718.5            719.2
NONPENSION POSTRETIREMENT BENEFITS                        511.5            486.8
DEFERRED INCOME TAXES AND OTHER LIABILITIES               286.9            268.6

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                               77.7             77.6
Capital in excess of par value                             84.7             68.6
Retained earnings                                       3,974.5          3,801.2
Treasury stock, at cost                                (2,129.8)        (1,980.6)
Currency translation adjustment                          (149.4)          (159.3)
--------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                              1,857.7          1,807.5
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $4,747.4         $4,467.3
================================================================================

*Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

CONSOLIDATED EARNINGS   (Results are unaudited)
=========================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES              Three months ended June 30,       Six months ended June 30,
(millions, except per share data)                 1995               1994           1995             1994
---------------------------------------------------------------------------------------------------------

NET SALES                                     $1,780.1           $1,616.9       $3,496.1         $3,228.1
---------------------------------------------------------------------------------------------------------

Cost of goods sold                               819.7              728.7        1,589.0          1,460.7
Selling and administrative expense               676.0              627.1        1,299.9          1,207.2
Non-recurring charge                              52.8                0.0           52.8              0.0
---------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                 231.6              261.1          554.4            560.2

Interest expense                                  16.5               11.5           34.5             21.2
Other income (expense), net                        5.7               (4.1)          16.3              4.0
---------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                     220.8              245.5          536.2            543.0
Income taxes                                      84.9               94.0          204.3            207.6
---------------------------------------------------------------------------------------------------------

NET EARNINGS                                    $135.9             $151.5         $331.9           $335.4
=========================================================================================================

EARNINGS PER SHARE                                $.62               $.68          $1.51            $1.49

DIVIDENDS PER SHARE                               $.36               $.34           $.72             $.68

AVERAGE SHARES OUTSTANDING                       219.7              224.7          220.4            225.9
---------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS       (Results are unaudited)
========================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                               SIX MONTHS ENDED JUNE 30,
(millions)                                                       1995               1994
----------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net earnings                                                   $331.9             $335.4
Items in net earnings not requiring (providing) cash:
  Depreciation                                                  137.0              122.8
  Pre-tax gain on sale of subsidiaries                              -              (21.1)
  Deferred income taxes                                           4.5                3.2
  Non-recurring charges, net of cash paid                        43.7                  -
  Other                                                           3.1                3.0
Pension contribution                                            (61.0)             (48.6)
Change in operating assets and liabilities                       17.1               11.5
----------------------------------------------------------------------------------------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                     476.3              406.2
----------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to properties                                        (144.7)            (161.0)
Proceeds from sale of subsidiaries                                  -               83.8
Other                                                             5.9               18.9
----------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                          (138.8)             (58.3)
----------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net borrowings of notes payable                                  67.3              148.9
Issuance of long-term debt                                          -                  -
Reduction in long-term debt                                      (0.2)              (2.6)
Common stock repurchases                                       (147.6)            (206.2)
Cash dividends                                                 (158.6)            (153.4)
Other                                                            14.6               (0.2)
----------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                          (224.5)            (213.5)
----------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                          (2.2)              (0.7)
----------------------------------------------------------------------------------------

Increase in cash and temporary investments                      110.8              133.7
Cash and temporary investments at beginning of period           266.3               98.1
----------------------------------------------------------------------------------------

CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD                $377.1             $231.8
========================================================================================

See accompanying notes to consolidated financial statements.

                   Notes To Consolidated Financial Statements
                     for the six months ended June 30, 1995

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

The results of operations for the six months ended June 30, 1995, are not necessarily indicative of the results to be expected for other interim periods or the full year.

2.  Non-recurring charge

Operating profit for the six months ended June 30, 1995, includes a non-recurring charge of $52.8 million ($33.0 million after tax or $.15 per share) related to productivity and operational streamlining initiatives in the U.S. and international locations. The charge primarily consists of costs related to employee benefits and separation payments.

3.  Other income/(expense)

Other income for the six months ended June 30, 1994, includes a gain of $21.1 million ($13.3 million after tax or $.06 per share) from the sale of the Mrs. Smith's Frozen Foods pie business and other expense includes a charge of $20.5 million ($13.1 million after tax or $.06 per share) primarily from the initial funding of the Kellogg's Corporate Citizenship Fund.

                                KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Kellogg revenues are generated from the sale of ready-to-eat cereals and other convenience foods in nearly 160 countries. The ready-to-eat cereal category continued to exhibit volume growth around the world during the first half of 1995, with Kellogg continuing to demonstrate strong global leadership.

For the second quarter of 1995, the Company exhibited solid growth, reporting double-digit increases in net sales, net earnings, and earnings per share, excluding non-recurring charges. These strong results were based primarily on volume growth combined with aggressive cost containment programs. Management was especially pleased with the Company's cereal volume growth experienced in the U.S. market during the quarter, where the industry category was actually down versus a year ago, and the significant growth in other North American convenience foods business, which reported a double-digit increase in volume over last year.

Consolidated net sales increased 10% for the second quarter and 8% for the first half of 1995 over the comparable periods of 1994, principally from volume growth, product mix improvements, and higher selling prices.

The Company's total volume was up 6% for the quarter and 4% for the year-to-date period versus the prior year. Cereal volume increased 3% for both quarter and year-to-date periods. Cereal volume growth was strong in the Company's major markets outside the U.S. with the exception of Germany and Mexico. In Germany the Company faced pressure from softer economic conditions, while in Mexico the significant currency devaluation coupled with domestic price inflation resulted in lower volume and increased operating costs. The Company's management team in Mexico has implemented an aggressive pricing and cost containment program to offset the impact of these conditions. Volume for the Company's U.S. ready-to-eat cereal business strengthened slightly during both the second quarter and the year-to-date period. Other convenience foods volume increased significantly for the quarter and the year-to-date period primarily due to strong sales of new products in the North American market.

The gross profit margin for the quarter declined to 54.0% from 54.9% in 1994, and 54.5% year-to-date, down from 54.8% last year. These declines were primarily related to the other convenience foods product mix, as ready-to-eat cereal margins actually improved slightly over 1994. The Company's manufacturing operations experienced pressure from higher raw material and packaging costs during the quarter. However, due to increasing plant efficiencies and productivity improvements, combined with other factors, the Company has been able to substantially offset the negative impact on gross profit margins without passing higher costs through to customers. Management continues to expect the gross profit margin for the full year to be in line with 1994.

Selling and administrative expense increased 8% both for the second quarter and the first half of 1995, but was in line with last year's expense, as measured as a percentage of net sales. Selling and administrative expense as a percentage of net sales was 38% for the quarter and 37% for the year-to-date period, as compared to last year's 39% and 37%, respectively. Beginning in the second quarter of 1994, a shift in the marketing investment mix occurred toward advertising from promotion. This trend has continued through the first half of 1995. Management believes that this strategy of emphasizing advertising and other brand building activities, combined with a strong new product program, will assist in adding further value to the Company's brand portfolio, thereby delivering long-term profitable growth.

Management's objective of maximizing shareholder value includes a constant reassessment of its business strategies. This commitment to position the Company for continued success was the basis of an announcement in February 1995 of a program to improve productivity and streamline cereal production operations in the U.S. and certain foreign locations.

Based on final identification of the employees participating in these early retirement and severance programs, combined with certain additional global productivity initiatives implemented subsequent to the February announcement, the Company reported a total non-recurring pre-tax charge during the quarter of $52.8 million ($33.0 million after tax or $.15 per share). The total pre-tax charge consists of $17 million of pension benefits, $7 million of retiree health care accruals, with the balance representing severance payments and other program-related cash outlays to occur during the balance of 1995 and 1996. These initiatives will eliminate 475 employee positions by the end of 1995, approximately 60% of which are salaried positions primarily in the U.S. and Europe, with the remainder comprised of hourly workforce in foreign locations. As a result of this charge, the Company expects to realize annual pre-tax savings of approximately $20 million beginning in 1996.

Operating profit, excluding the non-recurring charge, increased 9% to $284 million for the quarter and 8% to $607 million, year-to-date. Operating profit growth reflects the increase in net sales, combined with achieving a relatively flat per-kilo cost structure for manufacturing and marketing spending. This quarter, before the non-recurring charge, is the eighth in a row with year-over-year increases in operating profit.

Other income for the first six months of 1994 includes a gain of $21.1 million ($13.3 million after tax or $.06 per share) from the sale of the Mrs. Smith's Frozen Foods pie business. Other expense includes a charge of $20.5 million ($13.1 million after tax or $.06 per share), primarily from the initial funding of the Kellogg's Corporate Citizenship Fund, a private trust established for charitable donations.

Gross interest expense, prior to amounts capitalized, increased to $18.5 million and $38.3 million for the quarter and year-to-date period respectively, from $13.2 million and $24.7 million for the comparable periods of 1994, due to increased interest rates on short-term borrowings. This increase in interest expense was substantially offset by increases in interest income due to higher cash balances.

The Company's second quarter income tax rate was 38.5%. The rate, excluding the non-recurring charge, was 38.3%, even with the prior year. The 1995 second quarter tax rate was impacted unfavorably by 1.2 percentage points due to recognition of an increase in the statutory rate in Australia, retroactive to the beginning of 1995, partially offset by favorable adjustments in certain other foreign locations. For the six months ended June 30, 1995, the income tax rate was 38.1%. Excluding the non-recurring charge, the rate for the first six months of 1995 was 38.0%, as compared to 38.2% for 1994. The Company expects its effective income tax rate for 1995 to be between 37% and 38%.

Earnings per share were $.62 for the second quarter and $1.51 for the year-to-date period. Earnings per share, excluding the non- recurring charge, were $.77 for the quarter and $1.66 for the year-to-date period, up 13.2% and 11.4% respectively, from the comparable periods of 1994. Net earnings were $135.9 million for the quarter, and $331.9 million for the year-to-date period. Net earnings for the quarter, excluding the non-recurring charge, were $168.9 million, up $17.4 million or 11.5% over last year. Net earnings year-to-date were $364.9 million, up $29.7 million or 8.9%, excluding non-recurring events for both years.

Liquidity and capital resources

The financial condition of the Company remained strong during the first half of 1995.

Operations provided a strong, positive cash flow of $476.3 million, up 17% from the prior year, principally due to higher net earnings, adjusted for the non-cash components of non-recurring items, partially offset by increased pension funding. The strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company's operational needs. The Company maintains credit facilities with banking institutions in the United States and other countries where it conducts business. The ratio of current assets to current liabilities was 1.2:1 as of June 30, 1995, unchanged from the ratio at December 31, 1994.

Capital spending for the first six months of 1995 was $144.7 million, compared with $161.0 million during the first six months of 1994. Although slightly behind spending levels as of June 30, 1994, management expects total year 1995 capital spending to be about equal to 1994's level at approximately $350 million. The steady level of capital expenditures reflects the Company's application of value-based management principles and the ongoing strategy of improving return on invested capital. During the second quarter of 1995, the Company broke ground for the construction of a new research center, the W. K. Kellogg Institute, located in Battle Creek, Michigan. This facility is expected to be completed in 1997 with a total investment of approximately $65 million. During the third quarter of 1995, production is expected to begin at two new cereal facilities located in Pilar, Argentina and

Guangzhou, China.

As of June 30, 1995, the Company had spent $147.6 million to purchase approximately 2.5 million shares of its common stock. Since June of 1994, the Company has purchased approximately 4.7 million shares, or 2.1% of the total shares outstanding as of that date, contributing an average of $.03 per quarter to earnings per share growth over that time period. Stock repurchases are made under plans authorized by the Company's Board of Directors. The total authorized purchase amount remaining for 1995 is $177.8 million. Market conditions permitting, management intends to fully utilize this authorization by the end of 1995.

Long-term debt outstanding at June 30, 1995, consisted principally of $200 million of three-year notes issued in 1994, $200 million of five-year notes issued in 1993, and $300 million of five-year notes issued in 1992. Short-term debt outstanding consisted principally of commercial paper. The Company continues to enjoy the highest available debt ratings on both its long-term debt and commercial paper.

The Company's net debt position (long-term debt plus notes payable less cash and temporary investments) at June 30, 1995, was $685.2 million, down $43.4 million from December 31, 1994. The ratio of debt to total capitalization was 36%, unchanged from December 31, 1994.

At June 30, 1995, the Company had available an unused "shelf registration" of $200 million with the Securities and Exchange Commission to provide for the issuance of debt in the United States. The proceeds of such an offering would be added to the Company's working capital and be available for general corporate purposes.

Dividends paid per share of common stock increased 6% to $.72 during the first six months of 1995. The Company has announced an increase in the quarterly dividend to $.39 from $.36 per share. The new dividend is payable September 15, 1995, to shareholders of record at the close of business on September 1, 1995.


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

As part of the Company's on-going program to streamline its operations, improve productivity, and reduce costs, on August 1, 1995, management announced its intent to begin discussions with union leadership regarding a proposed shutdown of the Company's cereal manufacturing facility in San Leandro, California, by the end of 1995. This announcement was as a result of an extensive examination of the business which led management to conclude that the Company needed to reduce cereal manufacturing capacity in order to remain competitive
in the North American market.   A final decision on the proposed shutdown will
be made following a 60 day period during which management will receive input from the union representing employees at the facility.

The proposed shutdown of this facility would eliminate about 8% of the Company's U.S. cereal manufacturing capacity and approximately 325 salaried and hourly employee positions, and would be expected to generate annual pre-tax savings of $20-30 million. Due to the preliminary state of union negotiations, the Company is unable to estimate, at this time, the full cost of closure of this facility. However, provided this plan is implemented as currently proposed, it is anticipated that asset write-offs and related removal costs of $60-$70 million would be included as part of a pre-tax charge to be reported in either the third or fourth quarter of this year.

The announcement of this plan is an important step in more effectively utilizing the capacity of the North American operations, lowering the manufacturing cost structure, and providing greater flexibility in the highly competitive North American market. Additionally, the Company will continue to focus on potential worldwide efficiency initiatives that improve its manufacturing, marketing, logistics and customer service processes while lowering costs and more effectively utilizing human and financial resources.

                                KELLOGG COMPANY

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


    (a)  The Company's Annual Meeting of Shareholders was held on April 21,
         1995.

         Represented at the Meeting, either in person or by proxy were 196,624,144 voting shares, of a total 221,096,969 voting shares outstanding. The matters voted upon at the Meeting are described in
         (c) below.

    (c)  (i)     To elect four (4) directors to serve for three-year (3) terms expiring at the 1998 Annual Meeting of Stockholders or until their respective successors are elected and qualified. All nominees are named below.

                 Gordon Gund
                 Votes for Election - 196,019,643
                 Votes Withheld -         604,501

                 William E. LaMothe
                 Votes for Election - 195,991,771
                 Votes Withheld -         632,373

                 Russell G. Mawby
                 Votes for Election - 196,051,181
                 Votes Withheld -         572,963

                 Ann McLaughlin
                 Votes for Election - 195,954,401
                 Votes Withheld -         669,743

                 There were no votes against, abstentions, or broker non-votes with respect to the election of any nominee named above.

         (ii) To approve adoption of the Senior Executive Officer Performance Bonus Plan.

                 Votes for Proposal -      186,325,592
                 Votes Against Proposal -    8,335,526
                 Votes Abstaining -          1,963,026

                 Broker Non-votes -                  0

                 Votes Withheld -                    0

         (iii) To approve adoption of an Amendment to the Certificate of Incorporation to provide that the size of the Board of Directors shall not be less than seven (7) nor greater than fifteen (15) persons.

                 Votes for Proposal -      192,996,963
                 Votes Against Proposal -    2,289,232
                 Votes Abstaining -          1,336,048

                 Broker Non-votes -              1,901
                 Votes Withheld -                    0


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:
                 3.01 - Amended Restated Certificate of Incorporation of the Company, as amended through April 21, 1995.

                 3.02 - Bylaws of the Company, as amended through April 21,
                 1995.

                 4.01 - There is no instrument with respect to long-term debt of the Company that involves indebtedness or securities authorized thereunder exceeding ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission.

                 10.01 - Senior Executive Officers' Performance Bonus Plan.

                 27.01- Financial Data Schedule

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




                                  KELLOGG COMPANY


                                  /s/ J. R. Hinton
                                  ---------------------------------------
                                  J.R. Hinton
                                  Principal Financial Officer;
                                  Senior Vice President - Administration



                                  /s/ A. Taylor
                                  ---------------------------------------
                                  A. Taylor
                                  Principal Accounting Officer;
                                  Vice President and Corporate Controller

Date:  August 10, 1995

                                KELLOGG COMPANY

                                 EXHIBIT INDEX


Number          Description                                                Page
------          -----------                                                ----
3.01            Amended Restated Certificate of Incorporation of
                the Company, as amended through April 21, 1995             15

3.02            Bylaws of the Company, as amended through
                April 21, 1995                                             25

10.01           Senior Executive Officers' Performance Bonus Plan          42

27.01           Financial Data Schedule                                    46