Form 10-Q
period 1995-09-30
KELLOGG CO
filed 1995-11-13
CIK 55067

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1995

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

                         Yes     X       No
                             ---------       ---------

         Common Stock outstanding October 31, 1995 - 217,426,832 shares

                                KELLOGG  COMPANY

                                     INDEX


                                                                            Page
                                                                            ----
PART I - Financial Information

Item 1:
  Consolidated Balance Sheet - September 30, 1995 and December 31, 1994       2


  Consolidated Earnings - three and nine months ended September 30, 1995      3


  Consolidated Statement of Cash Flows - nine months ended September 30,
     1995 and 1994                                                            4


  Notes to Consolidated Financial Statements                                  5

Item 2:
  Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             6-10



PART II - Other Information

Item 4:
  Submission of Matters to a Vote of Security Holders                        11

Item 6:
  Exhibits and Reports on Form 8-K                                           11


Signatures                                                                   12


Exhibit Index                                                                13

CONSOLIDATED BALANCE SHEET

=============================================================================
KELLOGG COMPANY AND SUBSIDIARIES                SEPTEMBER 30,    December 31,
(millions)                                              1995            1994
                                                  (unaudited)            *
-----------------------------------------------------------------------------
CURRENT ASSETS
Cash and temporary investments                         $463.5          $266.3
Accounts receivable, net                                658.9           564.5
Inventories                                             399.3           396.3
Other current assets                                    221.5           206.4
-----------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                  1,743.2         1,433.5
PROPERTY,net of accumulated depreciation
  of $1,887.5 and $1,707.7                            2,920.0         2,892.8
INTANGIBLE ASSETS                                         3.6             4.1
OTHER ASSETS                                            173.2           136.9
-----------------------------------------------------------------------------

TOTAL ASSETS                                         $4,840.0        $4,467.3
=============================================================================
CURRENT LIABILITIES
Current maturities of long-term debt                     $2.0            $0.9
Notes payable                                           334.8           274.8
Accounts payable                                        388.0           334.5
Income taxes                                            120.5            72.0
Accrued liabilities                                     595.5           503.0
-----------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                             1,440.8         1,185.2

LONG-TERM DEBT                                          718.2           719.2
NONPENSION POSTRETIREMENT BENEFITS                      520.3           486.8
DEFERRED INCOME TAXES AND OTHER LIABILITIES             297.2           268.6

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                             77.7            77.6
Capital in excess of par value                           93.9            68.6
Retained earnings                                     4,119.4         3,801.2
Treasury stock, at cost                              (2,267.7)       (1,980.6)
Currency translation adjustment                        (159.8)         (159.3)
-----------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                            1,863.5         1,807.5
-----------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,840.0        $4,467.3
=============================================================================

*Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

CONSOLIDATED EARNINGS           (Results are unaudited)

===========================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES      Three months ended September 30,      Nine months ended September 30,
(millions, except per share data)            1995         1994                     1995             1994
-----------------------------------------------------------------------------------------------------------
NET SALES                                $1,844.7     $1,741.9                 $5,340.8         $4,970.0
-----------------------------------------------------------------------------------------------------------

Cost of goods sold                          835.6        756.2                  2,424.6          2,216.9
Selling and administrative expense          633.3        626.6                  1,933.2          1,833.8
Non-recurring charges                         0.0          0.0                     52.8              0.0
-----------------------------------------------------------------------------------------------------------

OPERATING PROFIT                            375.8        359.1                    930.2            919.3
-----------------------------------------------------------------------------------------------------------

Interest expense                             15.8         12.6                     50.3             33.8
Other income (expense), net                   5.5          0.8                     21.8              4.8
-----------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                365.5        347.3                    901.7            890.3
Income taxes                                135.5        130.6                    339.8            338.2
-----------------------------------------------------------------------------------------------------------

NET EARNINGS                               $230.0       $216.7                   $561.9           $552.1
===========================================================================================================

EARNINGS PER SHARE                          $1.05         $.96                    $2.56            $2.45

DIVIDENDS PER SHARE                          $.39         $.36                    $1.11            $1.04

AVERAGE SHARES OUTSTANDING                  218.7        223.4                    219.8            225.0
-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS            (Results are unaudited)

====================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                     NINE MONTHS ENDED SEPTEMBER 30,
(millions)                                                      1995           1994
------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                  $561.9         $552.1
Items in net earnings not requiring (providing) cash:
  Depreciation                                                 205.4          189.1
  Pre-tax gain on sale of subsidiaries                             -          (21.1)
  Deferred income taxes                                          6.4            5.6
  Non-recurring charges, net of cash paid                       35.4              -
  Other                                                         31.9           28.0
Pension contribution                                           (61.7)         (60.9)
Change in operating assets and liabilities                      82.0           47.4
------------------------------------------------------------------------------------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                    861.3          740.2
------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to properties                                       (222.1)        (237.5)
Proceeds from sale of subsidiaries                                 -           83.8
Other                                                            7.3           16.5
------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                         (214.8)        (137.2)
------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net borrowings of notes payable                                 60.0          (72.9)
Issuance of long-term debt                                         -          200.0
Reduction in long-term debt                                      0.1           (2.8)
Common stock repurchases                                      (284.9)        (283.6)
Cash dividends                                                (243.8)        (233.7)
Other                                                           23.2           (0.3)
------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                         (445.4)        (393.3)
------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                         (3.9)           6.6
------------------------------------------------------------------------------------

Increase in cash and temporary investments                     197.2          216.3
Cash and temporary investments at beginning of period          266.3           98.1
------------------------------------------------------------------------------------

CASH AND TEMPORARY INVESTMENTS AT END OF PERIOD               $463.5         $314.4
====================================================================================

See accompanying notes to consolidated financial statements.

                   Notes To Consolidated Financial Statements
                  for the nine months ended September 30, 1995

                                  (Unaudited)

1.  Accounting policies

The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained on pages 15 to 28 of the Company's 1994 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's 1994 Annual Report.

The results of operations for the nine months ended September 30, 1995, are not necessarily indicative of the results to be expected for other interim periods or the full year.

2.  Non-recurring charges

Operating profit for the nine months ended September 30, 1995, includes a non-recurring charge of $52.8 million ($33.0 million after tax or $.15 per share) related to productivity and operational streamlining initiatives in the U.S., Australia, and Great Britain. The charge primarily consists of costs related to employee benefits and separation payments.

As a result of further streamlining efforts in the U.S., and similar productivity initiatives in Europe and Australia, the Company expects to report a pre-tax charge of approximately $300 to $325 million in the fourth quarter
of 1995.   Approximately 60% of the charge will be related to employee retirement and severance benefits with the remainder consisting primarily of asset write-off and removal costs resulting from a plant closing in San Leandro, California, and reduced cereal production capacity at plants in Battle Creek, Michigan, and Memphis, Tennessee.

During the fourth quarter, the Company also expects to record a non-recurring charge of approximately $75 million, consisting principally of the write-down of certain operating assets in North America and Asia-Pacific, bringing the total expected fourth quarter charge to $375 to $400 million ($240 to $260 million after-tax or $1.10 to $1.20 per share). This charge results from the evaluation of the ability of the Company to recover asset costs given changes in local market conditions, sourcing of products, and other factors.

3.  Other income/(expense)

Other income for the nine months ended September 30, 1994, includes a gain of $21.1 million ($13.3 million after tax or $.06 per share) from the sale of the Mrs. Smith's Frozen Foods pie business and other expense includes a charge of $20.5 million ($13.1 million after tax or $.06 per share) primarily from the initial funding of the Kellogg's Corporate Citizenship Fund.

                                KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Kellogg revenues are generated from the sale of ready-to-eat cereals and other convenience foods in nearly 160 countries. The ready-to-eat cereal category continued to exhibit volume growth on a global basis during the first nine months of 1995, with Kellogg continuing to demonstrate strong global leadership.

For the third quarter of 1995, the Company exhibited solid growth, reporting increases in net sales, net earnings, and earnings per share. These quarterly results were a Company record for all three measures, driven primarily by volume growth combined with aggressive cost containment programs.

Consolidated net sales increased 6% for the third quarter and 7% for the first nine months of 1995 over the comparable periods of 1994, principally from volume growth and to a lesser extent, product mix and pricing.

The Company's total volume was up 5% for both the quarter and year-to-date periods versus the prior year, excluding the effects of divested businesses. Cereal volume increased 4% for the quarter and 3% for the year-to-date period, driven by shipment increases in North American, Continental Europe and Asia-Pacific markets. Latin America experienced slightly lower shipments, as continuing volume reductions in Mexico, resulting from the effect on the local economy of last year's peso devaluation, were partially offset by strong growth in other Latin American markets. Volume for the Company's U.S. ready-to-eat cereal business strengthened during the third quarter in comparison to a modest third quarter in 1994 that was impacted by weak shipments due primarily to reductions in customer inventory levels. Other convenience foods volume increased significantly for both the quarter and the year-to-date periods primarily due to strong sales of new products in the North American market, where the Company continues to hold the number one position in dollar sales in the toaster pastry, cereal/granola bar and frozen waffle categories.

The gross profit margin for the quarter declined to 54.7% from 56.6% in 1994, and 54.6% year-to-date, down from 55.4% last year. These declines were primarily attributable to North America, where changes in product mix and higher costs caused gross margins to decline across all businesses, especially when compared to strong results in the third quarter last year. The Company's manufacturing operations continue to experience pressure from higher raw material and packaging costs, partially offset by increased plant efficiencies and productivity improvements. Management continues to expect the gross profit margin for the full year to be comparable with 1994.

Selling and administrative expense increased 1% for the third quarter and 5% for the first nine months of 1995. Selling and administrative expense as a percentage of net sales was 34% for the quarter and 36% for the year-to-date period, as compared to last year's 36% and 37%, respectively. The decrease in selling and administrative expense as a percentage of net sales reflects the Company's continued emphasis on cost containment and carefully managed promotion spending. In line with the Company's long-term strategy, promotion spending was down on established U.S. ready-to-eat cereal brands for the quarter, as well as for the past twelve
months.   Management believes that this strategy, combined with continued
investment in advertising and a strong new product development program, will assist in adding further value to the Company's brand portfolio, thereby delivering long-term profitable growth.

Operating profit increased 5% to $376 million for the quarter and 7% to $983 million year-to-date, excluding the non-recurring charge of $52.8 million reported in the second quarter of 1995. Operating profit growth reflects the increase in net sales, combined with progress in the Company's cost containment programs. This quarter is the ninth in a row with year-over-year increases in operating profit, excluding non-recurring events.

Other income for the first nine months of 1994 includes a gain of $21.1 million ($13.3 million after tax or $.06 per share) from the sale of the Mrs. Smith's Frozen Foods pie business. Other expense includes a charge of $20.5 million ($13.1 million after tax or $.06 per share), primarily from the initial funding of the Kellogg's Corporate Citizenship Fund, a private trust established for charitable donations.

Gross interest expense, prior to amounts capitalized, increased to $17.8 million and $56.1 million for the quarter and year-to-date period respectively, from $14.2 million and $38.9 million for the comparable periods of 1994, due to increased interest rates on short-term borrowings. This increase in interest expense was substantially offset by increases in interest income due to higher cash balances.

The Company's third quarter income tax rate was 37.1% down from 37.6% last year. The 1995 third quarter tax rate was impacted favorably by lower effective tax rates in certain international locations. For the nine months ended September 30, 1995, the income tax rate was 37.7% as compared to 38.0% for 1994. The Company expects its effective income tax rate for the full year of 1995 to be between 37% and 38%.

During the third quarter, the U.S. dollar was slightly weaker against most European currencies compared to the third quarter of 1994, while some Latin America operations, especially Mexico, experienced sharply lower currencies against the U.S. dollar. Overall for the quarter, foreign exchange negatively impacted the growth of net sales by 1%, operating profit by 2%, and net earnings by 3%.

Earnings per share were $1.05 for the third quarter versus $.96 a year ago, a 9.4% increase derived from $.09 in business growth, $.02 in share repurchase, and $.01 in tax rate reduction, partially offset by a $.03 negative foreign currency exchange effect. Earnings per share were $2.56 for the year-to-date period versus $2.45 a year ago. Earnings per share, excluding the non-recurring charge, were $2.71 for the year-to-date period, up 10.6% from the comparable period of 1994. Net earnings were

$230.0 million for the quarter, and $561.9 million for the year-to-date period. Net earnings year-to-date were $594.9 million, up $43.0 million or 7.8%, excluding non-recurring events for both years.

Liquidity and capital resources

The financial condition of the Company remained strong during the first nine months of 1995.

Operations provided a positive cash flow of $861.3 million, up 16% from the prior year, principally due to higher net earnings, adjusted for the non-cash components of non-recurring items, and improved working capital management. The strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company's operational needs. The Company maintains credit facilities with banking institutions in the United States and other countries where it conducts business. The ratio of current assets to current liabilities was 1.2:1 as of September 30, 1995, unchanged from the ratio at December 31, 1994.

Capital spending for the first nine months of 1995 was $222.1 million, compared with $237.5 million during the first nine months of 1994. Management expects total year 1995 capital spending to be slightly less than 1994's level of approximately $350 million. The steady level of capital expenditures reflects the Company's application of value-based management principles and the ongoing strategy of improving return on invested capital. During the third quarter of 1995, cereal production began at two new facilities located in Pilar, Argentina
and Guangzhou, China.   Also, construction continued on the Company's new
research center, the W. K. Kellogg Institute, located in Battle Creek, Michigan. This facility is expected to be completed in 1997 with a total investment of approximately $65 million.

As of September 30, 1995, the Company had spent $284.9 million during the year to repurchase approximately 4.5 million shares of its common stock. Since September of 1994, the Company has purchased approximately 5.2 million shares, or 2.4% of the total shares outstanding as of that date, contributing an average of $.02 per quarter to earnings per share growth over that time period. Stock repurchases are made under plans authorized by the Company's Board of Directors. On September 21, 1995, the Board authorized the additional purchase of up to $400 million in Company stock through December 31, 1996. As of September 30, 1995, the total remaining authorized purchase amount was $440.6 million.

Long-term debt outstanding at September 30, 1995, consisted principally of $200 million of three-year notes issued in 1994, $200 million of five-year notes issued in 1993, and $300 million of five-year notes issued in 1992. Short-term debt outstanding consisted principally of commercial paper. The Company's debt ratings on both its long-term debt and commercial paper are the highest available.

The Company's net debt position (long-term debt plus notes payable less cash and temporary investments) at September 30, 1995, was $591.5 million, down $137.1 million from December 31, 1994. The ratio of debt to total capitalization was 36%, unchanged from December 31, 1994.

At September 30, 1995, the Company had available an unused "shelf registration" of $200 million with the Securities and Exchange Commission to provide for the issuance of debt in the United States. The proceeds of such an offering would be added to the Company's working capital and be available for general corporate purposes.

During the third quarter of 1995, the Company paid $85.2 million in dividends, reflecting a 39-cents per share rate, an 8.3% increase from the previous quarterly rate of 36-cents per share.

Non-Recurring Charges

Management's objective to maximize shareholder value includes a constant reassessment of its business strategies. The Company's commitment to be positioned for future success has been the basis of several initiatives announced during 1995 to improve productivity and streamline global operations.

Plans were announced during the first half of the year to improve manufacturing efficiency in the U.S., Australia, and Great Britain. As a result, the Company reported a total pre-tax charge during the second quarter of $52.8 million ($33.0 million after tax or $.15 per share) related primarily to voluntary severance and early retirement programs which eliminated 475 employee positions.

As a result of further streamlining efforts in the U.S. and similar productivity initiatives in Europe and Australia, the Company expects to report a pre-tax charge of approximately $300 to $325 million in the fourth quarter
of 1995.   Approximately 60% of the charge will be related to employee retirement and severance benefits with the remainder consisting primarily of asset write-off and removal costs resulting from a plant closing in San Leandro, California, and reduced cereal production capacity at plants in Battle Creek, Michigan and Memphis, Tennessee.

During the fourth quarter, the Company also expects to record a non-recurring charge of approximately $75 million, consisting principally of the write-down of certain operating assets in North America and Asia-Pacific, bringing the total expected fourth quarter charge to $375 to $400 million ($240 to $260 million after tax or $1.10 to $1.20 per share). This charge results from the evaluation of the ability of the Company to recover asset costs given changes in local market conditions, sourcing of products, and other strategic factors.

The combination of the second and fourth quarter initiatives are expected to eliminate approximately 2,000 employee positions, nearly 13% of the global workforce at December 1994, through a combination of voluntary early retirement incentives, and voluntary and involuntary severance programs, and will require cash outlays of approximately $60 million in 1995 and $100 million in 1996. The Company expects to realize approximately $120 million of annual pre-tax savings by 1997, with about one-half of this amount being achieved in 1996. These savings are not necessarily indicative of future incremental earnings due to management's commitment to hold product pricing below the rate of inflation, while investing in competitive business strategies, new markets, and growth opportunities. The Company will continue to focus on potential worldwide efficiency initiatives that improve its manufacturing, marketing, logistics and customer service processes while lowering costs and more effectively utilizing human and financial resources.



Looking forward

Management anticipates that 1995 will be another year of growth for the Company. Management expects ongoing advances in global volume, the continuation of product pricing below inflation, continual improvements in operating efficiencies, strong cash flows and continued share repurchase activity. The Company's business environment remains highly competitive around the world.

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

                                KELLOGG COMPANY

                          PART II - OTHER INFORMATION

Item 4.          Submission of Matters to a Vote of Security Holders


        There were no submissions of matters to a vote of security holders during the quarter for which this report is filed.


Item 6.          Exhibits and Reports on Form 8-K

    (a)  Exhibits:

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




                                  KELLOGG COMPANY


                                  /s/ J. R. Hinton
                                  --------------------------------------
                                  J.R. Hinton
                                  Principal Financial Officer;
                                  Senior Vice President - Administration



                                  /s/ A. Taylor
                                  --------------------------------------
                                  A. Taylor
                                  Principal Accounting Officer;
                                  Vice President and Corporate Controller

Date:  November 10, 1995

                                KELLOGG COMPANY

                                 EXHIBIT INDEX


Number            Description

27.01             Financial Data Schedule