Form 10-K
period 1995-12-31
KELLOGG CO
filed 1996-03-29
CIK 55067

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ------------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

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

                         ---------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $16,493,839,991 as determined by the March 1, 1996 closing price of $77 for one share of common stock on the New York Stock Exchange.

As of March 1, 1996, 215,103,803 shares of the common stock of the registrant were issued and outstanding.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995, are incorporated by reference into Part II and Part IV of this Report.

Portions of the registrant's definitive Proxy Statement, dated March 13, 1996, for the Annual Meeting of Stockholders to be held April 19, 1996, are incorporated by reference into Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Principal Products. The principal products of the Company are ready-to-eat cereals and other convenience food products which are manufactured in 20 countries and distributed in nearly 160 countries. Ready-to-eat cereals are marketed under the KELLOGG'S(R) name and are sold principally to the grocery trade through direct sales forces for resale to consumers and through broker and distribution arrangements in less developed market areas.

     Other Convenience Food Products. In the United States and Canada, in addition to ready-to-eat cereals, the Company produces or processes and distributes toaster pastries, frozen waffles and cereal bars. The Company also markets a variety of other convenience food products in various locations throughout the world.

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

     The principal ingredients in the products produced by the Company in the United States include corn grits, oats, rice, various fruits, sweeteners, wheat and wheat derivatives. Ingredients are purchased principally from sources in the United States. In producing toaster pastries and frozen waffles, the Company may use dairy products, eggs, fruit and other filling ingredients, flour, shortening and sweeteners, which ingredients are obtained from various sources. Although the Company enters into some long-term contracts, the bulk of such raw materials are purchased on the open market. While the cost of raw materials may increase over time, the Company believes that it will be able to purchase an adequate supply of such raw materials as needed. The Company also uses commodity futures and options to hedge some of its raw materials costs. See Note 11 to the Consolidated Financial Statements contained in the Company's Annual Report for the fiscal year ended December 31, 1995 which Note is incorporated by reference in Item 8 of this Report.

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

     Trademarks and Technology. Generally, the Company's products are marketed under trademarks owned by the Company. The Company's principal trademarks are its housemark, brand names, slogans and designs related to cereals and other convenience food products manufactured and marketed by the Company. These trademarks include Kellogg's(R), for cereals and other products of the Company and the brand names of certain ready-to-eat cereals, including All-Bran(R), Kellogg's Squares(TM), Apple Jacks(R), Apple Raisin Crisp(R), Apple Cinnamon Rice Krispies, Bran Buds(R), Complete(R) Bran Flakes, Cocoa Krispies(R), Common Sense(R), Cruncheroos(TM), Kellogg's Corn Flakes(R), Cracklin' Oat Bran(R), Kellogg's(R) Cinnamon Mini-Buns, Crispix(R), Double Dip Crunch(R), Froot Loops(R), Kellogg's Frosted Bran(R), Kellogg's Frosted Flakes(R), Frosted Krispies(R), Frosted Mini-Wheats(R), Fruitful Bran(R), Fruity Marshmallow Krispies(R), Just Right(R), Kellogg's(R) Low Fat Granola, Nut & Honey Crunch(R), Nut & Honey Crunch O's(R), Mueslix(R), Nutri-Grain(R), Pops(R), Product 19(R), Kellogg's(R) Raisin

Bran, Rice Krispies(R), Rice Krispies Treats(R), Smacks(R), Special K(R) and Pop-Tarts Crunch(TM). Additional Company trademarks are the names of certain combinations of Kellogg's(R) ready-to-eat cereals, including Handi-Pak(R), Snack-Pak(R), Fun Pak(R), Jumbo(R) and Variety(R) Pak. Other Company brand names include Kellogg's(R) Corn Flake Crumbs; Croutettes(R) for herb season stuffing mix; Kellogg's(R) Nutri-Grain(R) for cereal bars; Pop-Tarts(R) for toaster pastries; Eggo(R), Special K(R) and Nutri-Grain(R) for frozen waffles; and Pop-Tarts Minis(TM) for pastry snacks.

     Company trademarks also include depictions of certain animated characters in conjunction with the Company's products, including Snap!(R) Crackle!(R) Pop!(R) for Kellogg's(R) Frosted Krispies(R), Fruity Marshmallow Krispies(R) and Rice Krispies(R); Tony the Tiger(R) for Kellogg's Frosted Flakes(R); Toucan Sam(R) for Froot Loops(R); Dig 'Em!(R) for Smacks(R); Coco(TM) for Cocoa Krispies(R); and Cornelius(TM) for Kellogg's Corn Flakes(R).

     The slogans "The Best To You Each Morning"(R), and "They're GR-R-REAT!"(R) used in connection with the Company's ready-to-eat cereals, are also important Company trademarks. The Company's use of the advertising theme "Get A Taste For The Healthy Life"(TM) represents part of its effort to establish throughout the United States and the world the concept of a nutritious breakfast.

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

     Research and Development. Research to support and expand the use of the Company's existing products and to develop new food products is carried on at the Company's research laboratories and pilot plant facilities in Battle Creek, Michigan, and at other plant locations around the world. The Company's expenditures for research and development were approximately $72.2 million in 1995, $71.7 million in 1994 and $59.2 million in 1993.

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

     Employees. At December 31, 1995, the Company had approximately 14,487 employees.

     Segment and Geographic Information. The Company operates in a single industry, which is the manufacture and marketing of convenience food products throughout the world. Net sales and operating profit for the years 1995, 1994, and 1993, and identifiable segment assets and corporate assets, consisting principally of cash and cash equivalents, at the related year-ends are presented in Note 13 of the Consolidated Financial Statements captioned "Operating segments" and incorporated by reference in Item 8 of this Report.

ITEM 2. PROPERTIES

     The Company's corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.

     The Company operates manufacturing plants and warehouses totalling more than ten million (10,000,000) square feet of building area in the United States and other countries. The Company's plants have been designed and constructed to meet its specific production requirements, and the Company periodically invests money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of other Company plants producing similar products and other factors. Manufacturing facilities of the Company in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska. Other of the Company's convenience foods are also manufactured in the United States at various plant locations.

     Outside the United States, the Company has additional manufacturing locations, some with warehousing facilities, in Argentina, Australia, Brazil, Canada, China, Colombia, Denmark, Germany, Great Britain, Guatemala, India, Italy, Japan, Latvia, Mexico, South Africa, South Korea, Spain and Venezuela. A new cereal plant in Thailand is currently under construction and is expected to commence operation in 1997.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages as of March 1, 1996 and positions of the executive officers of the Company are listed below together with their business experience. Executive officers are elected annually by the Board of Directors at the meeting immediately following the Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

Arnold G. Langbo
Chairman of the Board, President and Chief Executive Officer..................58
     Mr. Langbo has been employed by the Company and certain of its subsidiaries since 1956. He was named President and Chief Operating Officer in 1990 and became Chairman of the Board and Chief Executive Officer in 1992.

William A. Camstra
Executive Vice President, President -- Kellogg Latin America..................63
     Mr. Camstra has been employed by the Company and certain of its subsidiaries since 1956. He was named Executive Vice President of the Company in 1992 and President, Kellogg Latin America in 1994.

Donald G. Fritz
Executive Vice President, President -- Kellogg Europe.........................48
     Mr. Fritz joined Kellogg Canada Inc. in 1979. He was named Executive Vice President of the Company in 1992, and President, Kellogg Europe in 1994.

Carlos M. Gutierrez
Executive Vice President, President -- Kellogg Asia-Pacific...................42
     Mr. Gutierrez joined Kellogg de Mexico in 1975. In 1993, Mr. Gutierrez was promoted to Executive Vice President, Kellogg USA and General Manager, Kellogg USA Cereal Division. He was appointed Executive Vice President of the Company and President, Kellogg Asia-Pacific in 1994.

Thomas A. Knowlton
Executive Vice President, President -- Kellogg North America..................49
     Mr. Knowlton joined Kellogg Canada Inc. in 1980. He was named Executive Vice President of the Company in 1992 and President, Kellogg North America in 1994.

Donald W. Thomason
Executive Vice President -- Corporate Services and Technology.................52
     Mr. Thomason has been employed by the Company since 1966. He was named Executive Vice President -- Corporate Services and Technology in 1990.

Richard M. Clark
Senior Vice President, General Counsel and Secretary..........................58
     Mr. Clark joined the Company as Senior Vice President, General Counsel and Secretary in 1989.

John R. Hinton
Senior Vice President -- Administration and Chief Financial Officer...........50
     Mr. Hinton joined the Company as Assistant to the Vice President -- Finance in 1979. He was appointed Executive Vice President -- Financial Administration and Treasurer for Kellogg USA Inc. in 1993. In July 1995, Mr. Hinton was named Senior Vice President -- Administration and Chief Financial Officer.

Robert L. Creviston
Senior Vice President -- Human Resources......................................54
     Mr. Creviston joined the Company as Vice President -- Employee Relations in 1982. He was named Senior Vice President -- Human Resources in 1991.

Daryl R. Schaller
Senior Vice President -- Scientific Affairs...................................52
     Dr. Schaller has been employed by the Company since 1972. He was named Senior Vice President -- Research, Quality and Nutrition in 1990, and Senior Vice President -- Scientific Affairs in 1994.

Jay W. Shreiner
Senior Vice President and Chief Information Officer...........................46
     Mr. Shreiner joined the Company as Assistant Treasurer in 1983. In 1990, he was named Vice President -- Information Services and was named Senior Vice President and Chief Information Officer in May 1995.

Joseph M. Stewart
Senior Vice President -- Corporate Affairs....................................53
     Mr. Stewart has been employed by the Company since 1980. He was named Senior Vice President -- Corporate Affairs in 1988.

Michael J. Teale
Senior Vice President -- Worldwide Operations and Technology..................51
     Mr. Teale joined Kellogg Company of Great Britain Limited in 1966. In 1990, he was named Vice President -- Cereal Manufacturing of the Company's U.S. Food Products Division, and in 1994, he was named Senior Vice President -- Worldwide Operations and Technology.

Alan Taylor
Vice President and Corporate Controller.......................................44
     Mr. Taylor has been employed by the Company and certain of its subsidiaries since 1982. He served as Director -- Finance of Kellogg (Aust.) Pty. Ltd. from 1988 until 1993. He became Controller of the Company in 1993, and was named a Vice President in 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information called for by this Item is set forth in Note 12 to the Consolidated Financial Statements of the Company which is incorporated by reference into Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

     The information called for by this Item is incorporated herein by reference from page 15 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995. Such information should be read in conjunction with the Consolidated Financial Statements and Notes thereto of the Company included in
Item 8 of this Report, incorporated by reference from the Company's Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this Item is incorporated herein by reference from pages 16 through 19 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is incorporated herein by reference from pages 20 through 28 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995. Supplementary quarterly financial data, which is also incorporated herein by reference, is set forth in Note 12 to the Consolidated Financial Statements on page 27 of the Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors -- See the Company's Proxy Statement dated March 13, 1996 for the Annual Meeting of Stockholders to be held on April 19, 1996, under the caption "Election of Directors" on pages 3 through 7, which information is incorporated herein by reference.

     Executive Officers of the Registrant -- See "Executive Officers of the Registrant" under Item 4A at pages 5 and 6 of this Report.

     Compliance with Section 16(a) of the Securities Exchange Act -- See the Company's Proxy Statement, dated March 13, 1996, for the Annual Meeting of Stockholders to be held on April 19, 1996 at page 7, under the caption "About the Board of Directors," which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     See the Company's Proxy Statement dated March 13, 1996 for the Annual Meeting of Stockholders to be held on April 19, 1996, under the captions "Executive Compensation" and "Selected Benefit Plans" at pages 8 through 10 and 10 through 11, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See the Company's Proxy Statement dated March 13, 1996 for the Annual Meeting of Stockholders to be held on April 19, 1996, under the caption "Security Ownership" at pages 2 through 3, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See the Company's Proxy Statement dated March 13, 1996 for the Annual Meeting of Stockholders to be held on April 19, 1996, under the captions "About The Board of Directors" at page 7, and "Stock Option Loans and Executive Officer Indebtedness" at page 11, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

          The following Consolidated Financial Statements and related Notes, together with the Report thereon of Price Waterhouse LLP dated February 2, 1996, appearing on pages 20 through 28 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995 are incorporated herein by reference:

          (A)1. CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Earnings and Retained Earnings for the years ended December 31, 1995, 1994, and 1993.
     Consolidated Balance Sheet at December 31, 1995 and 1994.
     Consolidated Statement of Cash Flows for the years ended December 31, 1995, 1994, and 1993.
     Notes to Consolidated Financial Statements.

          (A)2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     The Financial Schedule and related Report of Independent Accountants filed as part of this Report are as follows:

                                                                                         PAGE
                                                                                         ----
    Schedule II -- Valuation Reserve..................................................     10
    Report of Independent Accountants.................................................     11

     This Consolidated Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1995.

     All other financial statement schedules are omitted because they are not applicable.

(A)3. EXHIBITS

EXHIBIT NO.                                       DESCRIPTION
-----------                                       -----------
    3.01        Amended Restated Certificate of Incorporation of Kellogg Company.

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

   10.01        Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to
                Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*

   10.02        Kellogg Company Supplemental Retirement Plan, incorporated by reference to
                Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*

   10.03        Kellogg Company Supplemental Savings and Investment Plan, incorporated by reference to Exhibit 10.03 to the Company's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1994, Commission file number 1-4171.*

   10.04        Kellogg Company 1982 Stock Option Plan, as amended on December 7, 1990, incorporated by reference to Exhibit 10.07 to the Company's Annual Report on
                Form 10-K for the fiscal year ended December 31, 1990, Commission file number
                1-4171.*

   10.05        Kellogg Company International Retirement Plan, incorporated by reference to
                Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1984, Commission file number 1-4171.*

   10.06        Kellogg Company Executive Survivor Income Plan, incorporated by reference to
                Exhibit 10.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*

   10.07        Kellogg Company Key Executive Benefits Plan, incorporated by reference to
                Exhibit 10.09 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*

EXHIBIT NO.                                       DESCRIPTION
-----------     --------------------------------------------------------------------------------
   10.08        Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*
   10.09        Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission file number 1-4171.*
   10.10        Kellogg Company Senior Executive Officer Performance Bonus Plan.*
   13.01        Pages 15 through 28 of the Company's Annual Report to Stockholders for the
                fiscal year ended December 31, 1995.
   21.01        Domestic and Foreign Subsidiaries of the Company, incorporated by reference to
                Exhibit 21.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-4171.
   23.01        Consent of Price Waterhouse LLP.
   23.02        Consent of Price Waterhouse LLP.
   24.01        Powers of Attorney authorizing Richard M. Clark to execute the Company's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1995 on behalf of the
                Board of Directors, and each of them.
   27.01        Financial Data Schedule.
   99.01        Kellogg Company American Federation of Grain Millers Savings and Investment Plan
                Annual Report on Form 11-K for the fiscal year ended October 31, 1995.
   99.02        Kellogg Company Salaried Savings and Investment Plan Annual Report on Form 11-K
                for the fiscal year ended October 31, 1995.

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

(B) REPORT ON FORM 8-K

     No report on Form 8-K was filed during the Company's fourth quarter for the fiscal year ended December 31, 1995.

                        SCHEDULE II -- VALUATION RESERVE

                                 (in millions)

                                                                          1995     1994     1993
                                                                          -----    -----    -----
Balance at January 1...................................................   $ 6.2    $ 6.0    $ 6.2
Addition charged to costs and expenses.................................     0.8      1.8      0.9
Doubtful accounts charged to reserves..................................    (0.5)    (0.9)    (0.7)
Currency translation adjustments.......................................    (0.1)    (0.7)    (0.4)
Balance at December 31.................................................   $ 6.4    $ 6.2    $ 6.0

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Kellogg Company

     Our audits of the consolidated financial statements referred to in our report dated February 2, 1996 appearing in the 1995 Annual Report to Stockholders of Kellogg Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP

Battle Creek, Michigan
February 2, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March 1996.

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

                  NAME                                  CAPACITY                     DATE
----------------------------------------   -----------------------------------  ---------------
          /s/ ARNOLD G. LANGBO             Chairman of the Board, Chief         March 29, 1996
----------------------------------------     Executive Officer; Director
            Arnold G. Langbo                 (Principal Executive Officer)
           /s/ JOHN R. HINTON              Senior Vice President, Chief         March 29, 1996
----------------------------------------     Financial Officer (Principal
             John R. Hinton                  Financial Officer)
            /s/ ALAN TAYLOR                Vice President and Corporate         March 29, 1996
----------------------------------------     Controller (Principal Accounting
              Alan Taylor                    Officer)
                                           Director
----------------------------------------
          Claudio X. Gonzalez
                                           Director
----------------------------------------
              Gordon Gund
                                           Director
----------------------------------------
           William E. LaMothe
                                           Director
----------------------------------------
            Russell G. Mawby
                                           Director
----------------------------------------
             Ann McLaughlin
                                           Director
----------------------------------------
            J. Richard Munro
                                           Director
----------------------------------------
            Harold A. Poling
                                           Director
----------------------------------------
            Donald Rumsfeld
                                           Director
----------------------------------------
           Timothy P. Smucker
                                           Director
----------------------------------------
           Dolores D. Wharton
                                           Director
----------------------------------------
           John L. Zabriskie
    By:         /s/ RICHARD M. CLARK                                            March 29, 1996
----------------------------------------
            Richard M. Clark
          As Attorney-in-Fact

                                 EXHIBIT INDEX

                                                                                       ELECTRONIC(E)
                                                                                         PAPER(P)
                                                                                        INCORP. BY
EXHIBIT NO.                                 DESCRIPTION                                 REF.(IBRF)
-----------    ---------------------------------------------------------------------   -------------
    3.01       Amended Restated Certificate of Incorporation of Kellogg Company.           E

    3.02       Bylaws of Kellogg Company, as amended.                                      E

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

   10.01       Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1983, Commission file
               number 1-4171.*                                                           IBRF

   10.02       Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1990, Commission file
               number 1-4171.*                                                           IBRF

   10.03       Kellogg Company Supplemental Savings and Investment Plan,
               incorporated by reference to Exhibit 10.03 to the Company's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1994,
               Commission file number 1-4171.*                                           IBRF

   10.04       Kellogg Company 1982 Stock Option Plan, as amended on December 7,
               1990, incorporated by reference to Exhibit 10.07 to the Company's
               Annual Report on Form 10-K for the fiscal year ended December 31,
               1990, Commission file number 1-4171.*                                     IBRF

   10.05       Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1984, Commission file
               number 1-4171.*                                                           IBRF

   10.06       Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1985, Commission file
               number 1-4171.*                                                           IBRF

   10.07       Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1991, Commission file
               number 1-4171.*                                                           IBRF

                                                                                       ELECTRONIC(E)
                                                                                         PAPER(P)
                                                                                        INCORP. BY
EXHIBIT NO.                                 DESCRIPTION                                 REF.(IBRF)
-----------    ---------------------------------------------------------------------   -------------
   10.08       Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1991, Commission file
               number 1-4171.*                                                           IBRF

   10.09       Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1993, Commission file
               number 1-4171.*                                                           IBRF

   10.10       Kellogg Company Senior Executive Officer Performance Bonus Plan.*           E

   13.01       Pages 15 through 28 of the Company's Annual Report to Stockholders
               for the fiscal year ended December 31, 1995.                                E

   21.01       Domestic and Foreign Subsidiaries of the Company, incorporated by reference to Exhibit 21.01 to the Company's Annual Report on Form
               10-K for the fiscal year ended December 31, 1994, Commission file
               number 1-4171.                                                            IBRF

   23.01       Consent of Price Waterhouse LLP.                                            E

   23.02       Consent of Price Waterhouse LLP.                                            E

   24.01       Powers of Attorney authorizing Richard M. Clark to execute the
               Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1995 on behalf of the Board of Directors, and each of
               them.                                                                       E

   27.01       Financial Data Schedule.                                                    E

   99.01       Kellogg Company American Federation of Grain Millers Savings and
               Investment Plan Annual Report on Form 11-K for the fiscal year ended
               October 31, 1995.                                                           E

   99.02       Kellogg Company Salaried Savings and Investment Plan Annual Report on
               Form 11-K for the fiscal year ended October 31, 1995.                       E

-------------------------
* A management contract or compensatory plan required to be filed with this Report.

     The Company will furnish any of its stockholders a copy of any of the above Exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.