Form 10-Q
period 1996-03-31
KELLOGG CO
filed 1996-05-10
CIK 55067

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

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

                         Yes   X       No
                             -----        -----
          Common Stock outstanding April 30, 1996 - 212,644,073 shares

                                KELLOGG  COMPANY

                                     INDEX


                                                                                   Page
                                                                                   ----


PART I - Financial Information

Item 1:
  Consolidated Balance Sheet - March 31, 1996 and December 31, 1995                  2


  Consolidated Earnings - three months ended March 31, 1996 and 1995                 3


  Consolidated Statement of Cash Flows - three months ended March 31,
    1996 and 1995                                                                    4


  Notes to Consolidated Financial Statements                                         5

Item 2:
  Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                                        6-10



PART II - Other Information

Item 4:
  Submission of Matters to a Vote of Security Holders                                11

Item 6:
  Exhibits and Reports on Form 8-K                                                   11


Signatures                                                                           12


Exhibit Index                                                                        13



CONSOLIDATED BALANCE SHEET
=====================================================================
KELLOGG COMPANY AND SUBSIDIARIES               MARCH 31, December 31,
(millions)                                          1996         1995
                                              (unaudited)          *
- ---------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                        $  223.1   $  221.9
Accounts receivable, net                            658.8      590.1
Inventories:
  Raw materials and supplies                        127.8      129.7
  Finished goods and materials in process           254.6      247.0
Other current assets                                269.1      240.1
- ---------------------------------------------------------------------

TOTAL CURRENT ASSETS                              1,533.4    1,428.8
PROPERTY, net of accumulated depreciation
 of $2,012.8 and $1,953.0                         2,749.5    2,784.8
OTHER ASSETS                                        257.2      201.0
- ---------------------------------------------------------------------

TOTAL ASSETS                                     $4,540.1   $4,414.6
=====================================================================
CURRENT LIABILITIES
Current maturities of long-term debt             $    1.9   $    1.9
Notes payable                                       352.5      188.0
Accounts payable                                    343.3      370.8
Income taxes                                        125.8       64.2
Accrued liabilities                                 642.5      640.5
- ---------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                         1,466.0    1,265.4

LONG-TERM DEBT                                      722.1      717.8
NONPENSION POSTRETIREMENT BENEFITS                  553.7      546.1
DEFERRED INCOME TAXES AND OTHER LIABILITIES         296.3      294.4

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                         77.8       77.8
Capital in excess of par value                      110.0      105.2
Retained earnings                                 4,085.3    3,963.0
Treasury stock, at cost                          (2,575.7)  (2,361.2)
Currency translation adjustment                    (195.4)    (193.9)
- ---------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                        1,502.0    1,590.9
- ---------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $4,540.1   $4,414.6
=====================================================================
*Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

CONSOLIDATED EARNINGS   (Results are unaudited)
============================================================================
KELLOGG COMPANY AND SUBSIDIARIES                Three months ended March 31,
(millions, except per share data)                        1996         1995
- ----------------------------------------------------------------------------
NET SALES                                            $1,785.9     $1,716.0


Cost of goods sold                                      790.4        769.3
Selling and administrative expense                      647.2        623.9
Non-recurring charges                                     9.5          -
- --------------------------------------------------------------------------

OPERATING PROFIT                                        338.8        322.8

- --------------------------------------------------------------------------

Interest expense                                         13.7         18.0
Other income (expense), net                               0.4         10.6

- --------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                            325.5        315.4
Income taxes                                            119.4        119.4


NET EARNINGS                                         $  206.1     $  196.0
==========================================================================

EARNINGS PER SHARE                                   $   0.96     $   0.89

DIVIDENDS PER SHARE                                  $   0.39     $   0.36

AVERAGE SHARES OUTSTANDING                              215.2        221.0
- --------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF CASH FLOWS   (Results are unaudited)
============================================================================
KELLOGG COMPANY AND SUBSIDIARIES               Three months ended March 31,
(millions)                                              1996           1995
- ----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                          $206.1         $196.0
Items in net earnings not requiring (providing) cash:
  Depreciation                                          63.8           67.2
  Deferred income taxes                                 (2.6)           0.6
  Other                                                 25.4            2.3
Pension contributions                                  (45.5)         (60.0)
Changes in operating assets and liabilities            (67.3)           7.6
- ----------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES              179.9          213.7
- ----------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to properties                                (46.5)         (70.7)
Other                                                   (2.1)           4.0
- ----------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                  (48.6)         (66.7)
- ----------------------------------------------------------------------------

FINANCING ACTIVITIES
Net borrowings of notes payable                        164.5           50.1
Reduction in long-term debt                             (0.6)          (0.3)
Common stock repurchases                              (213.7)         (91.5)
Cash dividends                                         (83.9)         (79.5)
Other                                                    3.9            0.7
- ----------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                 (129.8)        (120.5)
- ----------------------------------------------------------------------------

Effect of exchange rate changes on cash                 (0.3)           2.1
- ----------------------------------------------------------------------------

Increase in cash and cash equivalents                    1.2           28.6
Cash and cash equivalents at beginning of peri         221.9          266.3
- ----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $223.1         $294.9
============================================================================

See accompanying notes to consolidated financial statements.

                   Notes To Consolidated Financial Statements for the three months ended March 31, 1996
                                  (Unaudited)

1.  Accounting policies
The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained on pages 15 to 28 of the Company's 1995 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's 1995 Annual Report.

The results of operations for the three months ended March 31, 1996, are not necessarily indicative of the results to be expected for other interim periods or the full year.

2.  Non-recurring charges
Operating profit for the three months ended March 31, 1996 includes non-recurring charges of $9.5 million ($6.1 million after tax or $.03 per share) primarily related to ongoing productivity and operational streamlining initiatives in the U.S. and Europe, and is comprised principally of expenditures for employee training and relocation, management consulting, and production redeployment.

During 1995, the Company recorded pre-tax non-recurring charges of $348.0 million related to operational streamlining initiatives in the U.S., Australia, and Europe. As a result, approximately 2,000 employee positions will be eliminated by the end of 1996, through a combination of voluntary early retirement incentives, and voluntary and involuntary severance programs. Associated with these 1995 initiatives, the Company expects to incur an additional $30 million of costs during 1996 related to workforce and production redeployment. These costs will be recorded as non-recurring charges as incurred. The streamlining initiatives are expected to require pre-tax cash outlays of approximately $120 to $130 million during 1996, consisting of $94 million in accrued liabilities as of year-end 1995 and the aforementioned $30 million to be expensed in 1996. Cash outlays during the first quarter of 1996
were approximately $27 million.    From these programs, the Company expects to
realize approximately $120 million of annual pre-tax savings by 1997, with about 60% of this amount to be achieved in 1996.

In early 1996, the Company commenced a plan to consolidate and reorganize certain aspects of its European operations, and intends to further streamline operations in other foreign locations. While these programs are in the early stages of development, management believes that the combination of these 1996 initiatives with redeployment expenditures from 1995 initiatives could generate total pre-tax non-recurring charges during 1996, as previously announced, in an estimated range of $75-$100 million.

3.  Earnings per share
Earnings per share are based on the weighted average shares outstanding as presented. The potential dilution of earnings per share from the exercise of stock options is not material.

                                KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Kellogg Company operates in a single industry - manufacturing and marketing grain-based convenience food products including ready-to-eat cereal, toaster pastries, frozen waffles, and cereal bars throughout the world. The Company holds a 42 percent share of the global ready-to-eat cereal market, more than double that of its nearest competitor, and currently markets 12 of the world's 15 top brands. In North America, the Company continues to hold the number one position in dollar sales in the toaster pastry, cereal/granola bar and frozen waffle categories. Management believes that these high-growth non-cereal categories offer significant potential for long-term global expansion.

For the first quarter of 1996, the Company exhibited solid financial results, reporting increases in net sales, net earnings, and earnings per share. These quarterly results were driven primarily by volume growth combined with aggressive cost containment, productivity improvements, and common stock repurchases.

For the first quarter, total volume and consolidated net sales both increased 4%. Global cereal volume was up 2.5%, driven by a solid increase in shipments in North American, Asia Pacific, and most Latin American markets. Ready-to-eat cereal volume was negatively impacted by continued recessionary conditions in Mexico, as well as by economic and competitive issues in several European markets. Other convenience foods volume exhibited a continuation of low double-digit growth during the quarter.

Pricing was not a significant factor in the sales increase. The Company has not taken a retail cereal price increase in the U.S. in more than two years and generally continues to hold pricing below the level of inflation in other areas of the world. Since the beginning of 1996, the Company has taken two major price decreases in the U.S.: a 9% reduction in the price of Kellogg's (R) Low Fat Granola cereal and a 16% reduction in the price of Kellogg's (R) Raisin Bran cereal. These price reductions will be substantially offset by adjustments to price promotion spending and other cost reduction initiatives.

The gross profit margin for the quarter was 55.7%, up .5 percentage points over the comparable 1995 period. This increase resulted primarily from higher production volumes combined with cost-control and productivity improvements, particularly in North American operations where significant efficiency initiatives were implemented during 1995. The Company continues to experience higher grain prices; however, management expects to largely offset these price increases through the efficiencies of its global purchasing program and other cost containment measures.

Selling and administrative expense increased nearly 4% for the quarter, but was down slightly as a percentage of net sales to 36.2%, compared to 36.4% during the first quarter of 1995. This decline in selling and administrative expense as a percentage of net sales was especially significant in light of increased spending related to the Company's 90th Anniversary promotional programs during the quarter, including special commemorative packaging. The Company remains committed to its long-term strategy of emphasizing efficient brand-building activities and eliminating inefficient price promotion spending.

Operating profit for the quarter included non-recurring charges of $9.5 million ($6.1 million after tax or $.03 per share) primarily related to ongoing productivity and operational streamlining initiatives in the U.S. and Europe, and was comprised principally of expenditures for employee training and relocation, management consulting, and production redeployment. (Refer to the section below on non-recurring charges.)

First quarter operating profit, excluding non-recurring charges, increased 8% to $348.3 million, reflecting increased sales and spending efficiencies. This was the eleventh quarter in a row with year-over-year increases in operating profit, excluding non-recurring events. The operating profit margin was 19.5%, up .7 percentage points over the first quarter 1995 margin of 18.8%.

Gross interest expense, prior to amounts capitalized, decreased to $14.4 million from $19.9 million during the comparable 1995 period, principally due to reduced interest rates on short-term borrowings. For the year, the Company expects total interest expense to be in line with 1995 levels. Other income, net, decreased $10.2 million, primarily due to lower foreign exchange gains and interest income during the quarter.

Excluding the effect of non-recurring charges, the Company's first quarter income tax rate was 36.6%, down from 37.9% last year. The 1996 first quarter tax rate was favorably impacted by lower effective tax rates in several foreign
jurisdictions.    The Company expects its effective income tax rate for the
full year of 1996 to be between 37% and 38%, in line with 1995.

First quarter 1996 net earnings and earnings per share increased 5% and 8%, respectively, over the first quarter of 1995. Excluding non-recurring charges, earnings per share were $.99 versus $.89 a year ago, an 11% increase derived from $.07 in business growth, $.03 in share repurchase, and $.02 in tax rate reduction, partially offset by a $.02 negative foreign currency exchange
effect.   Net earnings for the quarter, excluding non-recurring charges, were
$212.2 million, up 8%.

Liquidity and capital resources

The Company's financial condition remained solid during the first quarter of 1996 with operations providing a strong, positive cash flow. This strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company's operational needs. The Company continues to enjoy the highest available credit ratings on both its long-term debt and commercial paper.

Net cash provided from operations for the quarter was $179.9 million, compared to $213.7 million for the 1995 period. Despite increased earnings and effective working capital management, cash flow from operations was down slightly from prior year levels principally due to employee severance payments and other cash expenditures related to the Company's ongoing productivity initiatives. The ratio of current assets to current liabilities was 1:1 as of March 31, 1996, relatively unchanged from December 31, 1995.

Net cash used in investing activities for the quarter was $48.6 million, based primarily on capital spending of $46.5 million. The Company's global infrastructure currently includes 29 manufacturing plants in 20 countries on 6 continents. During the quarter, the Company commenced construction of a new cereal production facility in Thailand, scheduled to begin production in 1997, which will further enhance its ability to serve high-growth Asia-Pacific markets. Construction continued on the Company's new food research center, the
W. K. Kellogg Institute, located in Battle Creek, Michigan. This facility is expected to be completed in 1997 with a total investment of approximately $65 million. Management anticipates that total year 1996 capital expenditures will be $300-$350 million.

Net cash used in financing activities was $129.8 million, principally related to common stock repurchases and dividends, net of additional short-term borrowing. Under an existing plan authorized by the Company's Board of Directors, management spent $213.7 million during the first quarter to purchase
2.8 million shares of the Company's common stock. On April 19, 1996, the Board of Directors authorized an additional $200 million for common stock repurchases during 1996. Combined with the previous authorization of $137 million remaining at the end of the first quarter, this action provided a total authorization of $337 million to be spent during the remaining nine months of 1996. Market conditions permitting, management intends to fully utilize this authorization by the end of the year.

During the first quarter, the Company paid $83.9 million in dividends at a rate of $.39 per common share, an 8% increase over the first quarter 1995 per share amount. At March 31, 1996, common shares outstanding totaled 214.0 million, compared to 220.1 million at March 31, 1995. During the quarter, the average number of shares outstanding was 215.2 million, compared to an average of 221.0 million during the prior year period.

On April 19, 1996, stockholders approved an increase in the authorized number of shares of the Company's common stock from 330 million to 500 million. This increase in authorized shares is intended to provide sufficient shares for such corporate purposes as may be determined by the Company's Board of Directors, including business acquisitions, collaborative business arrangements, effecting a stock split or issuing a stock dividend, flexibility for possible future financing, and attracting and retaining valuable employees through stock compensation awards. The Company at present has no commitments, agreements, or undertakings to issue any such additional shares.

Long-term debt outstanding at quarter-end consisted principally of $200 million of three-year notes issued in 1994, $200 million of five-year notes issued in 1993, and $300 million of five-year notes issued in 1992. Short-term debt outstanding at quarter-end consisted principally of U.S. commercial paper. The Company's net debt position (long-term debt plus notes payable less cash) at March 31, 1996, was $853.4 million, up $167.6 million from December 31, 1995, principally due to an increase in short-term debt to fund common stock repurchases. The ratio of debt to total capitalization was 42%, up from 36% at December 31, 1995.

At March 31, 1996, the Company had available an unused "shelf registration" of $200 million with the Securities and Exchange Commission to provide for the issuance of debt in the United States. The proceeds of such an offering would be added to the Company's working capital and be available for general corporate purposes.

Management is not aware of any adverse trends that would materially affect the Company's strong financial position. Should suitable investment opportunities or working capital needs arise that would require additional financing, management believes that the Company's triple A credit rating, strong balance sheet, and its solid earnings history provide a base for obtaining additional financial resources at competitive rates and terms.


Non-recurring charges

During 1995, the Company recorded pre-tax non-recurring charges of $348.0 million related to operational streamlining initiatives in the U.S., Australia, and Europe. As a result, approximately 2,000 employee positions will be eliminated by the end of 1996, through a combination of voluntary early retirement incentives, and voluntary and involuntary severance programs. Associated with these 1995 initiatives, the Company expects to incur an additional $30 million of costs during 1996 related to workforce and production redeployment. These costs will be recorded as non-recurring charges as incurred. The streamlining initiatives are expected to require pre-tax cash outlays of approximately $120 to $130 million during 1996, consisting of $94 million in accrued liabilities as of year-end 1995 and the aforementioned $30 million to be expensed in 1996. From these programs, the Company expects to realize approximately $120 million of annual pre-tax savings by 1997, with about 60% of this amount to be achieved in 1996. These savings are not necessarily indicative of future incremental earnings due to management's commitment to invest in competitive business strategies, new markets, and growth opportunities.

In early 1996, the Company commenced a plan to consolidate and reorganize certain aspects of its European operations, and intends to further streamline operations in other foreign locations. While these programs are in the early stages of development, management believes that the combination of these 1996 initiatives with redeployment expenditures from 1995 initiatives could generate total pre-tax non-recurring charges during 1996, as previously announced, in an estimated range of $75-$100 million. The foregoing is a forward-looking statement. Actual amounts may vary depending on the final determination of important factors such as the magnitude of centralization of operations, the number of employees affected and the type of separation programs, product sourcing reviews, asset utilization analyses, and other items which have yet to be determined. In addition, the recognition of these charges will be dependent upon the timing of management approvals of elements of the streamlining programs.

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




                                        KELLOGG COMPANY


                    /s/ J. R. Hinton
                    --------------------------------------
                    J.R. Hinton
                    Principal Financial Officer;
                    Senior Vice President - Administration



                    /s/ A. Taylor
                    --------------------------------------
                    A. Taylor
                    Principal Accounting Officer;
                    ice President and Corporate Controller


Date:  May 10, 1996

                                KELLOGG COMPANY

                                 EXHIBIT INDEX


   Number           Description                        Page
   -----            -----------                        ----

   27.01            Financial Data Schedule             14