Form 10-Q
period 1996-06-30
KELLOGG CO
filed 1996-08-12
CIK 55067

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

        (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 1996

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

         Common Stock outstanding July 31, 1996 - 211,815,399 shares

                              KELLOGG  COMPANY

                                    INDEX



PART I - Financial Information

                                                                           Page
Item 1:
 Consolidated Balance Sheet - June 30, 1996 and December 31, 1995           2


Consolidated Earnings - three and six months ended June 30, 1996 and 1995   3


 Consolidated Statement of Cash Flows - six months ended June 30,
   1996 and 1995                                                            4


 Notes to Consolidated Financial Statements                                 5-6

Item 2:
 Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                 7-11



PART II - Other Information

Item 4:
 Submission of Matters to a Vote of Security Holders                       12-13

Item 6:
 Exhibits and Reports on Form 8-K                                           13


Signatures                                                                  14


Exhibit Index                                                               15

CONSOLIDATED BALANCE SHEET
=====================================================================
KELLOGG COMPANY AND SUBSIDIARIES                JUNE 30, December 31,
(millions)                                          1996        1995
                                               (unaudited)     *
- ---------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                        $  254.3    $  221.9
Accounts receivable, net                            634.8       590.1
Inventories:
  Raw materials and supplies                        133.0       129.7
  Finished goods and materials in process           250.5       247.0
Other current assets                                310.3       240.1
- ---------------------------------------------------------------------

TOTAL CURRENT ASSETS                              1,582.9     1,428.8
Property, net of accumulated depreciation
  of $2,028.4 and $1,953.0                        2,745.8     2,784.8
Other assets                                        253.7       201.0
- ---------------------------------------------------------------------

TOTAL ASSETS                                     $4,582.4    $4,414.6
=====================================================================
CURRENT LIABILITIES
Current maturities of long-term debt                 $1.1        $1.9
Notes payable                                       537.2       188.0
Accounts payable                                    352.0       370.8
Income taxes                                         37.8        64.2
Accrued liabilities                                 695.8       640.5
- ---------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                         1,623.9     1,265.4

LONG-TERM DEBT                                      719.8       717.8
NONPENSION POSTRETIREMENT BENEFITS                  561.2       546.1
DEFERRED INCOME TAXES AND OTHER LIABILITIES         323.1       294.4

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                         77.8        77.8
Capital in excess of par value                      114.8       105.2
Retained earnings                                 4,080.6     3,963.0
Treasury stock, at cost                          (2,719.7)   (2,361.2)
Currency translation adjustment                    (199.1)     (193.9)
- ---------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                        1,354.4     1,590.9
- ---------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $4,582.4    $4,414.6
=====================================================================
*Condensed from audited financial statements.


See accompanying notes to consolidated financial statements.

CONSOLIDATED EARNINGS   (Results are unaudited)
==================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES        Three months ended June 30      Six months ended June 30,
(millions, except per share data)               1996        1995                1996        1995
- --------------------------------------------------------------------------------------------------
NET SALES                                       $1,651.4    $1,780.1            $3,437.3  $3,496.1
- --------------------------------------------------------------------------------------------------

Cost of goods sold                                 775.2       819.7             1,565.6   1,589.0
Selling and administrative expens                  708.5       676.0             1,355.7   1,299.9
Non-recurring charges                               26.1        52.8                35.6      52.8
- --------------------------------------------------------------------------------------------------

OPERATING PROFIT                                   141.6       231.6               480.4     554.4
- --------------------------------------------------------------------------------------------------

Interest expense                                    16.1        16.5                29.8      34.5
Other income (expense), net                          0.3         5.7                 0.7      16.3
- --------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                       125.8       220.8               451.3     536.2
Income taxes                                        47.7        84.9               167.1     204.3
- --------------------------------------------------------------------------------------------------

NET EARNINGS                                    $   78.1    $  135.9            $  284.2  $  331.9
==================================================================================================

EARNINGS PER SHARE                              $    .37    $    .62            $   1.33  $   1.51
- --------------------------------------------------------------------------------------------------

DIVIDENDS PER SHARE                             $    .39    $    .36            $    .78  $    .72
- --------------------------------------------------------------------------------------------------

AVERAGE SHARES OUTSTANDING                         212.7       219.7               213.9     220.4
- --------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS   (Results are unaudited)
=============================================================================
KELLOGG COMPANY AND SUBSIDIARIES                    Six months ended June 30,
(millions)                                              1996           1995
- -----------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                          $ 284.2      $ 331.9
Items in net earnings not requiring (providing) cash:
  Depreciation                                          126.0        137.0
  Deferred income taxes                                  (0.5)         4.5
  Non-recurring charges, net of cash paid                 6.4         43.7
  Other                                                  35.2          3.1
Pension contributions                                   (54.8)       (61.0)
Changes in operating assets and liabilities             (87.6)        17.1
- -----------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES               308.9        476.3
- -----------------------------------------------------------------------------

Investing activities
Additions to properties                                (109.2)      (144.7)
Other                                                     3.9          5.9
- -----------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                  (105.3)      (138.8)
- -----------------------------------------------------------------------------

FINANCING ACTIVITIES
Net borrowings of notes payable                         349.2         67.3
Reduction in long-term debt                              (3.1)        (0.2)
Common stock repurchases                               (356.3)      (147.6)
Cash dividends                                         (166.7)      (158.6)
Other                                                     7.3         14.6
- -----------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                  (169.6)      (224.5)
- -----------------------------------------------------------------------------

Effect of exchange rate changes on cash                  (1.6)        (2.2)
- -----------------------------------------------------------------------------

Increase in cash and cash equivalents                    32.4        110.8
Cash and cash equivalents at beginning of peri          221.9        266.3
- -----------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 254.3      $ 377.1
=============================================================================

See accompanying notes to consolidated financial statements.

                  Notes To Consolidated Financial Statements
                    for the six months ended June 30, 1996
                                 (Unaudited)

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

The results of operations for the three and six months ended June 30, 1996, are not necessarily indicative of the results to be expected for other interim periods or the full year.


2.  Non-recurring charges

Operating profit includes non-recurring charges for the quarter of $26.1 million ($16.9 million after tax or $.08 per share) and for the year-to-date period of $35.6 million ($23.0 million after tax or $.11 per share). Operating profit for the comparable 1995 quarter and year-to-date periods includes non-recurring charges of $52.8 million ($33.0 million after tax or $.15 per share). All of these charges primarily relate to ongoing productivity and operational streamlining initiatives in the U.S., Europe, and other international locations, and are comprised principally of expenditures for employee severance, training, and relocation; associated management consulting; and production redeployment.

During 1995, the Company recorded pre-tax non-recurring charges of $348.0 million related to operational streamlining initiatives in the U.S., Australia, and Europe. As a result, approximately 2,000 employee positions will be eliminated by the end of 1996, through a combination of voluntary early retirement incentives, and voluntary and involuntary severance programs. Associated with these 1995 initiatives, the Company expects to incur an additional $30 million of costs during 1996 related to workforce and production redeployment. These costs will be recorded as non-recurring charges as incurred. These streamlining initiatives are expected to require pre-tax cash outlays of approximately $120 to $130 million during 1996, consisting of $94 million in accrued liabilities as of year-end 1995 and the aforementioned $30 million to be expensed in 1996.

In early 1996, the Company initiated a plan to consolidate and reorganize certain aspects of its European operations, and is taking action to further streamline operations in other international locations. While some of these programs are in the early stages of development, management believes that the combination of these 1996 initiatives with redeployment expenditures from 1995 initiatives could generate total pre-tax non-recurring charges during 1996 of approximately $100 million. From the 1996 initiatives currently under way, the Company expects to incur cash outlays of approximately $60 million, principally in 1996; and eliminate 475-500 employee positions by the end of 1997.

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

                               KELLOGG COMPANY

                        PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Kellogg Company operates in a single industry - manufacturing and marketing grain-based convenience food products including ready-to-eat cereal, toaster pastries, frozen waffles, and cereal bars throughout the world. The Company holds a 42 percent volume share of the global ready-to-eat cereal market. In North America, the Company continues to hold the number one market share position in the toaster pastry, cereal/granola bar, and frozen waffle categories.

The Company's second quarter 1996 results were significantly impacted by competitive conditions in the U.S. ready-to-eat cereal market. Primarily as a result of its own and competitors' pricing actions during the quarter, including heavy promotional spending, the Company reported declines in volume, net sales, net earnings, and earnings per share versus last year. However, management believes that, following a transition period during which pricing and purchasing behavior are adjusted, the Company and the ready-to-eat cereal category will be better positioned for profitable growth in the future.

Since the beginning of 1996, the Company has taken several major price decreases on its U.S. brands. In January 1996, the Company announced a 9% reduction in the price of Kellogg's(R) Low Fat Granola cereal and, on April 1, 1996, the price of Kellogg's(R) Raisin Bran cereal was reduced by 16%. On June 10, 1996, the Company implemented price reductions averaging 19 percent on brands comprising approximately two-thirds of its U.S. cereal business. Additionally, during the second quarter of 1996, the Company lowered the price of Kellogg's(R) Pop-Tarts(R) toaster pastries via a combination of per-package count increases and direct price reductions. The above pricing actions were accompanied by payments to customers to extend these price reductions to existing trade inventory ("floor stock protection payments"). Cereal prices have also been reduced in some Latin American markets.

These pricing actions are integral to a broad strategy initiated by management over the past two years to improve the Company's long-term pricing and cost structure. This strategy includes pricing based on brand differentiation, elimination of inefficient price promotion spending, and reduction of operating costs through productivity and streamlining programs. Management believes that the Company's implementation of certain of these pricing measures during the second quarter of 1996 improved the long-term brand value proposition to the consumer, but negatively impacted profitability in the short term. However, management believes that total year 1996 earnings per share, excluding non-recurring charges, will approximate 1995's level, based on the expectation that cereal volumes will return to modest growth and cost-savings will mitigate revenue reductions during the remainder of the year.

For the second quarter, total volume and global cereal volume were both down 2%. Cereal volume was negatively impacted by competitive pricing actions in the U.S. market and, to a lesser extent, by store-brand competition in Great Britain and economic conditions in Mexico. Other cereal markets around the world exhibited growth during the quarter, including Canada, continental Europe, Asia-Pacific, and the majority of Latin America. On a year-to-date basis, cereal volume was flat, with total volume up 1%.

Other convenience foods quarterly volume was flat compared to the prior-year period, which included significant growth from three new-product introductions. However, over the past two years, other convenience foods second quarter volume has grown at a low double-digit compound annual growth rate, and management expects this rate of growth to continue.

Net sales were down 7% for the quarter and 2% for the year-to-date period. This decline reflects the volume loss, price reductions, and trade payments as discussed above, and unfavorable foreign currency movements which reduced net sales by 2% for both the quarter and year-to-date periods.

The gross profit margin for the quarter was 53.1%, down .9 percentage points from the comparable 1995 period. Year-to-date, the gross profit margin was 54.5%, equal to the prior year, as operational cost savings offset the decline in net sales.

For the quarter, selling and administrative expense as a percentage of net sales was 42.9%, up from 38.0% in the prior year, and, on a year-to-date basis, was 39.4% versus 37.2% in 1995. This increase was primarily a result of lower volumes and selling prices, including floor stock protection payments, combined with increased promotional spending and U.S. price reduction program-specific costs. These program-specific costs were approximately $15 million ($9 million after tax or $.04 per share) and primarily consisted of expenditures for communicating the price reductions and for changing package sizes of Kellogg's(R) Pop-Tarts(R). While marketing expenditures increased during the quarter, management expects this level to be reduced during the remainder of the year, and remains committed to emphasizing efficient brand-building activities and eliminating inefficient price promotion spending.

Operating profit included non-recurring charges for the quarter of $26.1 million ($16.9 million after tax or $.08 per share) and for the year-to-date period of $35.6 million ($23.0 million after tax or $.11 per share). Operating profit for the comparable 1995 quarter and year-to-date periods included non-recurring charges of $52.8 million ($33.0 million after tax or $.15 per share). All of these charges primarily related to ongoing productivity and operational streamlining initiatives in the U.S., Europe, and other international locations, and were comprised principally of expenditures for employee severance, training, and relocation; management consulting; and production redeployment. (Refer to section below on non-recurring charges.)

Second quarter operating profit, excluding non-recurring charges, declined 41% to $167.7 million, reflecting decreased sales and increased marketing spending, as discussed above. Year-to-date operating profit, excluding non-recurring charges, was $516.0 million, down 15% from the prior year. The second quarter operating profit margin was 10.2%, down from 16.0% last year, and the year-to-date margin was 15.0%, versus 17.4% in the comparable 1995 period.

For the quarter, gross interest expense, prior to amounts capitalized, was $16.8 million, compared to $18.4 million in the prior year, and on a year-to-date basis, was $31.2 million versus $38.3 million in 1995. Interest expense was down slightly versus last year due to lower rates on short-term borrowings. However, due to increases in short-term debt since year-end 1995, management expects total year 1996 interest expense to approximate the 1995 level. Other income, net, decreased $5.4 million for the quarter and $15.6 million for the year-to-date period, primarily due to foreign currency losses in hyperinflationary Latin American markets and lower interest income during 1996.

Excluding the effect of non-recurring charges, the Company's second quarter income tax rate was 37.5%, down from 38.3% last year, and the year-to-date rate was 36.9% versus 38.0% in 1995. The 1995 second quarter tax rate was unfavorably impacted by a retroactive statutory rate increase in Australia.
The Company expects its effective income tax rate for the full year of 1996 to be between 37% and 38%, in line with 1995.

Second quarter 1996 net earnings and earnings per share decreased 43% and 40%, respectively, from the second quarter of 1995. Excluding non-recurring charges, earnings per share were $.45 versus $.77 a year ago, a 42% decrease derived from $.33 in business decline and $.02 in unfavorable foreign currency movements, mitigated by $.02 from share repurchase and $.01 from the lower effective tax rate. Excluding non-recurring charges for both years, quarterly net earnings were $95.0 million for 1996, down 44% from $168.9 million in 1995. Year-to-date results, excluding non-recurring charges, were earnings per share of $1.44, compared to $1.66 in 1995, and net earnings of $307.2 million versus $364.9 million last year.

The foregoing projections of market conditions, volume growth, profitability, and earnings per share are forward-looking statements which involve risks and uncertainties. Actual 1996 results may differ materially due to the impact of the Company's price reductions on volumes, the level of trade and consumer participation in promotional programs and competitive response; as well as general economic and market conditions; actual worldwide volumes and product mix; the levels of worldwide spending on advertising, promotion, and other general and administrative costs; raw material price and labor cost fluctuations; and the level of stock repurchases.

Liquidity and capital resources

The Company's financial condition remained solid during the second quarter of 1996, despite the decline in net earnings. A strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company's operational
needs.   The Company continues to enjoy the highest available credit ratings on both its long-term debt and commercial paper.

Year-to-date net cash provided from operations was $308.9 million, compared to $476.3 million for the 1995 period. Cash flow from operations was down from prior year levels principally due to decreased earnings, combined with increased employee severance payments and other cash expenditures related to the Company's ongoing productivity initiatives. The ratio of current assets to current liabilities was 1:1 as of June 30, 1996, relatively unchanged from December 31, 1995.

Net cash used in investing activities was $105.3 million year-to-date, based primarily on capital spending of $109.2 million. Management anticipates that total year 1996 capital expenditures will be approximately $275-$300 million.

For the year-to-date period, net cash used in financing activities was $169.6 million, principally related to common stock repurchases and dividends, net of additional short-term borrowing. Under an existing plan authorized by the Company's Board of Directors, management spent $356.3 million year-to-date to repurchase 4.8 million common shares at an average price of $74.78 per share. As of June 30, 1996, the remaining repurchase authorization was $194.4 million. Currently, management intends to fully utilize this authorization by the end of the year.

During the second quarter, the Company paid $82.8 million in dividends at a rate of $.39 per common share, an 8% increase over the 1995 per share amount. On July 26, 1996, the Company's Board of Directors declared a dividend of $.42 per common share, representing a further 8% increase over the second quarter 1996 per share amount. This dividend is payable September 13, 1996, to shareholders of record at the close of business on August 30, 1996. At June 30, 1996, common shares outstanding totaled 212.1 million, compared to 219.5 million at June 30, 1995. During the quarter, the average number of shares outstanding was 212.7 million, compared to an average of 219.7 million during the prior year period. Year-to-date average shares outstanding were 213.9 million versus 220.4 million last year.

Long-term debt outstanding at quarter-end consisted principally of $200 million of three-year notes issued in 1994, $200 million of five-year notes issued in 1993, and $300 million of five-year notes issued in 1992. Short-term debt outstanding at quarter-end consisted principally of U.S. commercial paper. The Company's net debt position (long-term debt plus notes payable less cash) at June 30, 1996 was $1.00 billion, up $318.0 million from December 31, 1995, principally due to an increase in short-term debt to fund common stock repurchases. The ratio of debt to total capitalization was 48%, up from 36% at December 31, 1995.

At June 30, 1996, the Company had available an unused "shelf registration" of $200 million with the Securities and Exchange Commission to provide for the issuance of debt in the United States. The proceeds of such an offering would be added to the Company's working capital and be available for general corporate purposes.

Management is not aware of any adverse trends that would materially affect the Company's strong financial position. Should suitable investment opportunities or working capital needs arise that would require additional financing, management believes that the Company's triple A credit rating, strong balance sheet, and solid earnings history provide a base for obtaining additional financial resources at competitive rates and terms.

Non-recurring charges

During 1995, the Company recorded pre-tax non-recurring charges of $348.0 million related to operational streamlining initiatives in the U.S., Australia, and Europe. As a result, approximately 2,000 employee positions will be eliminated by the end of 1996, through a combination of voluntary early retirement incentives, and voluntary and involuntary severance programs. Associated with these 1995 initiatives, the Company expects to incur an additional $30 million of costs during 1996 related to workforce and production redeployment. These costs will be recorded as non-recurring charges as incurred. These streamlining initiatives are expected to require pre-tax cash outlays of approximately $120 to $130 million during 1996, consisting of $94 million in accrued liabilities as of year-end 1995 and the aforementioned $30 million to be expensed in 1996. From these programs, the Company expects to realize approximately $120 million of annual pre-tax savings by 1997, with about 60% of this amount to be achieved in 1996. These savings are not necessarily indicative of future incremental earnings due to management's commitment to invest in competitive business strategies, new markets, and growth opportunities.

In early 1996, the Company initiated a plan to consolidate and reorganize certain aspects of its European operations, and is taking action to further streamline operations in other international locations. While some of these programs are in the early stages of development, management believes that the combination of these 1996 initiatives with redeployment expenditures from 1995 initiatives could generate total pre-tax non-recurring charges during 1996 of approximately $100 million. From the 1996 initiatives currently under way, the Company expects to incur cash outlays of approximately $60 million, principally in 1996; eliminate 475-500 employee positions by the end of 1997; and generate an estimated $20 million of annual pre-tax savings by 1998.

The foregoing discussion of non-recurring charges contains forward-looking statements regarding amounts of future charges, headcount reductions, cash requirements, and realizable savings. Actual amounts may vary depending on the final determination of important factors such as the magnitude of centralization of operations, the number of employees affected and the type of separation programs, product sourcing reviews, asset utilization analyses, and other items which have yet to be determined. In addition, the recognition of future charges will depend on the timing of management approvals of elements of the streamlining plans, communication of employee severance programs, and actual incurrence of certain costs.

                               KELLOGG COMPANY

                         PART II - OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders


     (a) The Company's Annual Meeting of Stockholders was held on April 19,
         1996.

         Represented at the Meeting, either in person or by proxy, were 195,204,730 voting shares, of a total 215,103,803 voting shares outstanding. The matters voted upon at the Meeting are described in (c) below.

     (c) (i) To elect four (4) directors to serve for three-year (3) terms expiring at the 1999 Annual Meeting of Stockholders or until their respective successors are elected and qualified. All nominees are named below.

                  Claudio X. Gonzalez
                  Votes for Election -      193,770,557
                  Votes Withheld -            1,434,173

                  William C. Richardson
                  Votes for Election -      193,747,386
                  Votes Withheld -            1,457,344

                  Donald Rumsfeld
                  Votes for Election -      193,746,843
                  Votes Withheld -            1,457,887

                  John L. Zabriskie
                  Votes for Election -      193,737,922
                  Votes Withheld -            1,466,807

                  There were no votes against, abstentions, or broker non-votes with respect to the election of any nominee named above.

         (ii) To approve amendment to the Company's Amended Restated Certificate of Incorporation to increase the authorized number of shares of common stock.

                  Votes for Proposal -      188,785,005
                  Votes Against Proposal -    6,015,952
                  Votes Abstaining -            402,927



                  Broker Non-votes -                846
                  Votes Withheld -                    0

         (iii) To approve adoption of an Amendment to the Kellogg Company 1990 Stock Compensation Program for Non-Employee Directors.

                  Votes for Proposal -      188,930,462
                  Votes Against Proposal -    5,088,726
                  Votes Abstaining -          1,181,575

                  Broker Non-votes -              3,967
                  Votes Withheld -                    0


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:
                  3.01 - Amended Restated Certificate of Incorporation of the Company, as amended through April 19, 1996.

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

                  10.01 - Kellogg Company 1990 Stock Compensation Program for Non-Employee Directors, as amended.

                  27.01- Financial Data Schedule

     (b) Reports on Form 8-K:
                  On June 10, 1996, the Company filed a report on Form 8-K which included an exhibit containing a press release dated June 10, 1996.

                                KELLOGG COMPANY

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        KELLOGG COMPANY


                        /s/ J. R. Hinton
                        -------------------------------

                        J.R. Hinton
                        Principal Financial Officer;
                        Senior Vice President - Administration



                        /s/ A. Taylor
                        -------------------------------
                        A. Taylor
                        Principal Accounting Officer;
                        Vice President and Corporate Controller

Date:  August 12, 1996

                               KELLOGG COMPANY

                                EXHIBIT INDEX



      Number  Description
      ------  -----------

      3.01 Amended Restated Certificate of Incorporation of the Company, as amended through April 19, 1996.

      10.01 Kellogg Company 1990 Stock Compensation Program for Non-Employee Directors, as amended.

      27.01   Financial Data Schedule