Form 10-Q
period 1996-09-30
KELLOGG CO
filed 1996-11-08
CIK 55067

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

     For the quarterly period ended September 30, 1996

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

                               Yes __X__     No _____


       Common Stock outstanding October 31, 1996 - 210,736,060 shares

                               KELLOGG COMPANY

                                    INDEX

                                                                                       Page
PART I - Financial Information

Item 1:
    Consolidated Balance Sheet - September 30, 1996 and December 31, 1995                2

    Consolidated Earnings - three and nine months ended
      September 30, 1996 and 1995                                                        3

    Consolidated Statement of Cash Flows - nine months ended September 30,
      1996 and 1995                                                                      4

    Notes to Consolidated Financial Statements                                          5-6

Item 2:
    Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                                        7-11

PART II - Other Information

Item 4:
    Submission of Matters to a Vote of Security Holders                                 12

Item 6:
    Exhibits and Reports on Form 8-K                                                    12

Signatures                                                                              13

Exhibit Index                                                                           14


CONSOLIDATED BALANCE SHEET
=========================================================================

KELLOGG COMPANY AND SUBSIDIARIES                SEPTEMBER 30, DECEMBER 31,
(millions)                                              1996         1995
                                                  (unaudited)        *
-------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                              $300.4      $221.9
Accounts receivable, net                                643.5       590.1
Inventories:
    Raw materials and supplies                          141.6       129.7
    Finished goods and materials in process             240.7       247.0
Other current assets                                    281.1       240.1
-------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                  1,607.3     1,428.8
Property, net of accumulated depreciation
  of $2,062.4 and $1,953.0                            2,774.1     2,784.8
Other assets                                            251.2       201.0
-------------------------------------------------------------------------

TOTAL ASSETS                                         $4,632.6    $4,414.6
=========================================================================
CURRENT LIABILITIES
Current maturities of long-term debt                   $500.8        $1.9
Notes payable                                           570.7       188.0
Accounts payable                                        330.3       370.8
Income taxes                                             98.8        64.2
Accrued liabilities                                     644.3       640.5
-------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                             2,144.9     1,265.4

LONG-TERM DEBT                                          224.1       717.8
NONPENSION POSTRETIREMENT BENEFITS                      567.6       546.1
DEFERRED INCOME TAXES AND OTHER LIABILITIES             336.5       294.4

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                             77.9        77.8
Capital in excess of par value                          119.0       105.2
Retained earnings                                     4,151.1     3,963.0
Treasury stock, at cost                              (2,792.0)   (2,361.2)
Currency translation adjustment                        (196.5)     (193.9)
-------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                            1,359.5     1,590.9
-------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $4,632.6    $4,414.6
=========================================================================
*Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

CONSOLIDATED EARNINGS   (Results are unaudited)
================================================================================

KELLOGG COMPANY AND SUBSIDIARIES      Three months ended September 30,      Nine months ended September 30,
(millions, except per share data)          1996           1995                  1996            1995
-----------------------------------------------------------------------------------------------------
NET SALES                              $1,681.6       $1,844.7              $5,118.9        $5,340.8
-----------------------------------------------------------------------------------------------------
Cost of goods sold                        816.0          835.6               2,381.6         2,424.6
Selling and administrative expense        562.3          633.3               1,918.0         1,933.2
Non-recurring charges                      24.8            0.0                  60.4            52.8
-----------------------------------------------------------------------------------------------------
OPERATING PROFIT                          278.5          375.8                 758.9           930.2
-----------------------------------------------------------------------------------------------------
Interest expense                           16.8           15.8                  46.6            50.3
Other income (expense), net                (2.6)           5.5                  (1.9)           21.8
-----------------------------------------------------------------------------------------------------
EARNINGS BEFORE INCOME TAXES              259.1          365.5                 710.4           901.7
Income taxes                               99.6          135.5                 266.7           339.8
-----------------------------------------------------------------------------------------------------
NET EARNINGS                             $159.5         $230.0                $443.7          $561.9
=====================================================================================================
EARNINGS PER SHARE                         $.75          $1.05                 $2.08           $2.56

DIVIDENDS PER SHARE                        $.42           $.39                 $1.20           $1.11

AVERAGE SHARES OUTSTANDING                211.6          218.7                 213.1           219.8
-----------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS       (Results are unaudited)
================================================================================

KELLOGG COMPANY AND SUBSIDIARIES                    Nine months ended September 30,
(millions)                                                 1996               1995
-----------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                             $443.7             $561.9
Items in net earnings not requiring (providing) cash:
  Depreciation                                            185.5              205.4
  Deferred income taxes                                     4.7                6.4
  Non-recurring charges, net of cash paid                  18.4               35.4
  Other                                                    35.2               31.9
Pension contributions                                     (55.4)             (61.7)
Changes in operating assets and liabilities               (77.0)              82.0
-----------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 555.1              861.3
-----------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to properties                                  (199.0)            (222.1)
Other                                                      18.3                7.3
-----------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                    (180.7)            (214.8)
-----------------------------------------------------------------------------------
FINANCING ACTIVITIES
Net borrowings of notes payable                           382.7               60.0
Reduction in long-term debt                                (4.9)               0.1
Common stock repurchases                                 (427.5)            (284.9)
Cash dividends                                           (255.7)            (243.8)
Other                                                      10.6               23.2
-----------------------------------------------------------------------------------
NET CASH USED IN FINANCING ACTIVITIES                    (294.8)            (445.4)
-----------------------------------------------------------------------------------
Effect of exchange rate changes on cash                    (1.1)              (3.9)
-----------------------------------------------------------------------------------
Increase in cash and cash equivalents                      78.5              197.2
Cash and cash equivalents at beginning of period          221.9              266.3
-----------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $300.4             $463.5
===================================================================================

See accompanying notes to consolidated financial statements.

                   Notes To Consolidated Financial Statements
                  for the nine months ended September 30, 1996
                                 (Unaudited)

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

The results of operations for the three and nine months ended September 30, 1996, are not necessarily indicative of the results to be expected for other interim periods or the full year.


2.  Non-recurring charges

Operating profit includes non-recurring charges for the quarter of $24.8 million ($21.3 million after tax or $.10 per share) and for the year-to-date period of $60.4 million ($44.3 million after tax or $.21 per share). Operating profit for the comparable 1995 year-to-date period includes non-recurring charges of $52.8 million ($33.0 million after tax or $.15 per share). The third quarter 1996 charges include a provision of $15.0 million for the potential settlement of certain international litigation matters. The balance of the 1996 charges and all of the 1995 charges primarily relate to ongoing productivity and operational streamlining initiatives in the U.S., Europe, and other international locations, and are comprised principally of expenditures for employee severance, training, and relocation; associated management consulting; and production redeployment.

During 1995, the Company recorded pre-tax non-recurring charges of $348.0 million related to operational streamlining initiatives in the U.S., Australia, and Europe. The Company will eliminate approximately 2,000 employee positions by the end of 1996, through a combination of voluntary early retirement incentives, voluntary and involuntary severance programs, and attrition. Associated with these initiatives, the Company will incur during 1996 approximately $25 million in costs related to workforce and production redeployment which are being expensed as incurred.

In early 1996, the Company initiated a plan to consolidate and reorganize certain aspects of its European operations, and is taking action to further streamline operations in the U.S. and other international locations. As a result, approximately 600 additional employee positions are expected to be eliminated by the end of 1997. While some of these programs are not yet fully implemented, management believes that the combination of these 1996 initiatives with the aforementioned redeployment expenditures from 1995 initiatives could generate total pre-tax non-recurring charges during 1996 of approximately $120 million. From all of the streamlining initiatives currently underway, the Company anticipates pre-tax cash outlays of approximately $130 million in 1996 and $40 million in 1997.

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

                               KELLOGG COMPANY

                        PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Kellogg Company operates in a single industry - manufacturing and marketing grain-based convenience food products including ready-to-eat cereal, toaster pastries, frozen waffles, and cereal bars throughout the world. The Company holds a 41 percent volume share of the global ready-to-eat cereal market. In North America, the Company continues to hold the number one market share position in the toaster pastry, cereal/granola bar, and frozen waffle categories.

The Company's third quarter 1996 results were impacted by competitive conditions in the U.S. ready-to-eat cereal market, in which significant price reductions were initiated by the Company and competitors beginning in the second quarter of this year. The Company followed with its integrated strategy of lower product prices and reduced marketing expenditures during the quarter, while major competitors continued heavy deep-discount promotional spending. As a result, the Company reported declines in ready-to-eat cereal volume, consolidated net sales, net earnings, and earnings per share versus last year. Management continues to believe that its strategy of lower prices combined with efficient marketing spending positions both the Company and the ready-to-eat cereal category for profitable growth in future periods.

Since the beginning of 1996, the Company has taken several major price decreases on its U.S. ready-to-eat cereal brands. In January 1996, the Company announced a 9% reduction in the price of Kellogg's(R) Low Fat Granola cereal and, on April 1, 1996, the price of Kellogg's(R) Raisin Bran cereal was reduced by 16%. On June 10, 1996, the Company implemented price reductions averaging 19% on brands comprising approximately two-thirds of its U.S.
cereal business. Cereal prices have also been reduced in some Latin American markets. Additionally, during the second quarter of 1996, the Company lowered the price of Kellogg's(R) Pop-Tarts(R) toaster pastries via a combination of per-package count increases and direct price reductions.

These pricing actions are integral to a long-term strategy initiated by management in early 1994 to improve the Company's pricing and cost structure. This strategy includes pricing based on brand differentiation, elimination of inefficient price promotion spending, and reduction of operating costs through productivity and streamlining programs. Management believes that the Company's implementation of certain of these pricing measures during 1996 improved the long-term brand value proposition to the consumer, but has negatively impacted profitability in the short term, extending through the first quarter of 1997. However, management believes the Company will return to double-digit growth in earnings per share, excluding non-recurring charges, for the full year of 1997. Forecasted 1997 earnings per share results could be impacted by pricing and/or marketing spending actions which may become necessary to protect the Company's market share leadership position.

Total volume was up 1% for both the quarter and year-to-date periods, with strength in non-U.S. ready-to-eat cereal and other convenience foods volume more than offsetting continued softness in the U.S. ready-to-eat cereal market. The Company's Asia-Pacific and Latin American regions achieved record volumes during the third quarter of 1996. The Company's volume in the Mexican market, significantly impacted by unfavorable economic conditions since late 1994, returned to growth during this quarter. These non-U.S. cereal volume gains more than offset volume declines in Great Britain, where significant store brand competition continued, and in northern Europe, where weak economic conditions persisted. Significantly impacted by a U.S. ready-to-eat cereal volume decline of 10% during the third quarter, global cereal volume was down 2.5% for the quarter and 1% for the year-to-date period. Other convenience foods experienced low double-digit volume growth for both the quarter and year-to-date periods.

Net sales were down 9% for the quarter and 4% for the year-to-date period. This decline primarily reflects the ready-to-eat cereal volume loss, price reductions, and unfavorable foreign currency movements which reduced net sales by 2% for both the quarter and year-to-date periods.

The gross profit margin for the quarter was 51.5%, down 3.2 percentage points from the comparable 1995 period. Year-to-date, the gross profit margin was 53.5%, down 1.1 percentage points, reflecting the decline in net sales, partially offset by operational cost savings which resulted in a significant improvement in the cost of goods sold per unit volume shipped versus the prior year.

For the quarter, selling and administrative expense as a percentage of net sales (SGA%) was 33.4%, down from 34.3% in the prior year. This decrease was driven by a reduction in advertising and promotional spending in the U.S. market, which more than offset the negative impact on this ratio of the reduced net sales per unit volume shipped versus last year. On a year-to-date basis, the SGA% was 37.5% versus 36.2% in 1995.

Operating profit included non-recurring charges for the quarter of $24.8 million ($21.3 million after tax or $.10 per share) and for the year-to-date period of $60.4 million ($44.3 million after tax or $.21 per share). Operating profit for the comparable 1995 year-to-date period included non-recurring charges of $52.8 million ($33.0 million after tax or $.15 per share). The third quarter 1996 charges included a provision of $15.0 million for the potential settlement of certain international litigation matters. The balance of the 1996 charges and all of the 1995 charges primarily related to ongoing productivity and operational streamlining initiatives in the U.S., Europe, and other international locations, and were comprised principally of expenditures for employee severance, training, and relocation; management consulting; and
production redeployment.   (Refer to section below on non-recurring charges.)

Excluding non-recurring charges, third quarter operating profit declined 19% to $303.3 million, principally attributable to the decrease in net sales, as discussed above. Year-to-date operating profit, excluding non-recurring charges, was $819.3 million, down 17% from the prior year. Excluding the effect of non-recurring charges, the third quarter operating profit margin was 18.0%, down from 20.4% last year, and the year-to-date margin was 16.0%, versus 18.4% in the comparable 1995 period.

For the quarter, gross interest expense, prior to amounts capitalized, was $17.8 million, equal to the prior year amount, and on a year-to-date basis, was $49.0 million versus $56.1 million in 1995. Year-to-date interest expense decreased versus last year due to lower rates on short-term borrowings. However, due to increases in short-term debt since year-end 1995, management expects total year 1996 interest expense to approximate the 1995 level. Other income, net, decreased $8.1 million for the quarter and $23.7 million for the year-to-date period, primarily due to foreign currency losses in hyperinflationary Latin American markets and lower interest income during 1996.

Excluding the effect of non-recurring charges, the Company's third quarter income tax rate was 36.3%, down from 37.1% last year, and the year-to-date rate was 36.7% versus 37.7% in 1995. The 1996 rate was decreased by favorable audit settlements in certain foreign jurisdictions. Additionally, the 1995 tax rate was increased by a retroactive statutory rate change in Australia recorded during the second quarter of last year. The Company expects its effective income tax rate for the full year of 1996 to be approximately 36%-37%.

Third quarter 1996 net earnings and earnings per share decreased 31% and 29%, respectively, from the third quarter of 1995. Excluding non-recurring charges, earnings per share were $.85 versus $1.05 a year ago, a 19% decrease derived from $.22 in business decline and $.01 in unfavorable foreign currency movements, mitigated by $.02 from share repurchase and $.01 from the lower effective tax rate. Excluding non-recurring charges, third quarter net earnings were $180.8 million, down 21% from $230.0 million in 1995. Year-to-date, excluding non-recurring charges for both years, earnings per share were $2.29, compared to $2.71 in 1995, and net earnings were $488.0 million versus $594.9 million last year.

The foregoing projections of market conditions, volume growth, profitability, and earnings per share are forward-looking statements which involve risks and uncertainties. Actual 1996 and 1997 results may differ materially due to the impact of the Company's price reductions on volumes, the level of marketing spending and/or incremental pricing actions required to maintain the Company's market share leadership position, the level of trade and consumer participation in promotional programs, and competitive response; as well as general economic and market conditions; actual worldwide volumes and product mix; the levels of worldwide spending on advertising, promotion, and other general and administrative costs; and raw material price and labor cost fluctuations.

Liquidity and capital resources

The Company's financial condition remained solid during the third quarter of 1996, despite the decline in net earnings. A strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company's operational
needs.   The Company continues to enjoy the highest available credit ratings on both its long-term debt and commercial paper.

Year-to-date net cash provided by operations was $555.1 million, compared to $861.3 million for the 1995 period. Cash flow from operations was down from prior year levels principally due to decreased earnings, combined with increased employee severance payments and other cash expenditures related to the Company's ongoing productivity initiatives (see section on non-recurring charges below). The ratio of current assets to current liabilities was .7:1.0 as of September 30, 1996, down from 1.1:1.0 at December 31, 1995, primarily due to a reclassification of $500 million in long-term debt to current maturity status.

Net cash used in investing activities was $180.7 million year-to-date,
primarily due to capital spending of $199.0 million.   Management anticipates
that total year 1996 capital expenditures will be approximately $275-$300 million.

For the year-to-date period, net cash used in financing activities was $294.8 million, principally related to common stock repurchases and dividends, net of additional short-term borrowing. Under an existing plan authorized by the Company's Board of Directors, management spent $427.5 million year-to-date to repurchase 5.7 million common shares at an average price of $74.60 per share. As of September 30, 1996, the remaining repurchase authorization was $123.2 million. Management intends to fully utilize this authorization by the end of the year.

During the third quarter, the Company paid $89.0 million in dividends at a rate of $.42 per common share, an 8% increase over the 1995 per share amount. On October 25, 1996, the Company's Board of Directors declared a dividend of $.42 per common share, payable December 13, 1996, to shareholders of record at the close of business on November 29, 1996. At September 30, 1996, common shares outstanding totaled 211.2 million, compared to 217.7 million at September 30, 1995.

Long-term debt outstanding at quarter-end consisted principally of $200 million of three-year notes issued in 1994, $200 million of five-year notes issued in 1993, and $300 million of five-year notes issued in 1992. The $200 million of three-year notes and the $300 million of five-year notes will mature during the third quarter of 1997 and are classified as current maturities as of September 30, 1996. Management currently intends to replace these borrowings with new long-term debt issuances as of the maturity dates. Short-term debt outstanding at quarter-end consisted principally of U.S. commercial paper. The Company's net debt position (long-term debt plus notes payable less cash) at September 30, 1996 was $995.2 million, up $309.4 million from December 31, 1995, principally due to an increase in short-term debt to fund common stock repurchases. The ratio of debt to total capitalization was 49%, up from 36% at December 31, 1995.

At September 30, 1996, the Company had available an unused "shelf registration" of $200 million with the Securities and Exchange Commission to provide for the issuance of debt in the United States. The proceeds of such an offering would be added to the Company's working capital and be available for general corporate purposes.

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

Non-recurring charges

During 1995, the Company recorded pre-tax non-recurring charges of $348.0 million related to operational streamlining initiatives in the U.S., Australia, and Europe. The Company will eliminate approximately 2,000 employee positions by the end of 1996, through a combination of voluntary early retirement incentives, voluntary and involuntary severance programs, and attrition. Associated with these initiatives, the Company will incur during 1996 approximately $25 million in costs related to workforce and production redeployment which are being expensed as incurred.

In early 1996, the Company initiated a plan to consolidate and reorganize certain aspects of its European operations, and is taking action to further streamline operations in the U.S. and other international locations. As a result, approximately 600 additional employee positions are expected to be eliminated by the end of 1997. While some of these programs are not yet fully implemented, management believes that the combination of these 1996 initiatives with the aforementioned redeployment expenditures from 1995 initiatives could generate total pre-tax non-recurring charges during 1996 of approximately $120 million.

From all of the streamlining initiatives currently underway, the Company anticipates pre-tax cash outlays of approximately $130 million in 1996 and $40 million in 1997. From these programs, the Company expects to realize approximately $70 million of annual pre-tax savings in 1996, reaching an average annual pre-tax savings of $155 million by 1998. These savings are not necessarily indicative of future incremental earnings due to management's commitment to invest in competitive business strategies, new markets, and growth opportunities.

In addition to the non-recurring charges reported throughout 1996 for streamlining initiatives, during the third quarter, the Company recorded a provision of $15.0 million for the potential settlement of certain international litigation matters. Furthermore, during the fourth quarter of 1996, the Company anticipates recording an expense of $35.0 million for the funding of the Kellogg s Corporate Citizenship Fund. This contribution is expected to satisfy the charitable-giving plans of the Fund through the year 2000. In summary, the Company expects to incur total pre-tax non-recurring charges from streamlining initiatives and other unusual expenses of approximately $170 million during 1996.

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

            27.01- Financial Data Schedule

     (b) Reports on Form 8-K:
            On September 4, 1996, the Company filed a report on Form 8-K which included an exhibit containing a press release dated September 4, 1996.

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


                                     /s/ J. R. Hinton
                                     -------------------------------

                                     J.R. Hinton
                                     Principal Financial Officer;
                                     Senior Vice President - Administration



                                     /s/ A. Taylor
                                     -------------------------------

                                     A. Taylor
                                     Principal Accounting Officer;
                                     Vice President and Corporate Controller

Date: November 8, 1996

                               KELLOGG COMPANY

                                EXHIBIT INDEX


Number                 Description
------                 -----------------------

27.01                  Financial Data Schedule
