Form 10-K405
period 1996-12-31
KELLOGG CO
filed 1997-03-27
CIK 55067

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $7,657,691,738 as determined by the February 28, 1997 closing price of $68.50 for one share of common stock on the New York Stock Exchange.

As of February 28, 1997, 208,986,548 shares of the common stock of the registrant were issued and outstanding.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, are incorporated by reference into Part II and Part IV of this Report.

Portions of the registrant's definitive Proxy Statement, dated March 13, 1997, for the Annual Meeting of Stockholders to be held April 25, 1997, are incorporated by reference into Part III of this Report.

================================================================================

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

     Other Convenience Food Products. In the United States and Canada, in addition to ready-to-eat cereals, the Company produces and distributes toaster pastries, frozen waffles, crispy marshmallow squares, and cereal bars. The Company also markets several other convenience food products in various locations throughout the world. On December 16, 1996, the Company acquired the Lender's(R) Bagels business from Kraft Foods, Inc. The purchase included three Lender's plants and is further described in the Company's Annual Report under the caption "Liquidity and capital resources" on Page 17 and in Note 2 to the Consolidated Financial Statements on Page 23. In 1996 the Company also purchased a convenience foods plant in Pikeville, Kentucky.

     Raw Materials. Agricultural commodities are the principal raw materials used in the Company's products. World supplies and prices of such commodities are constantly monitored, as are government trade policies. The cost of raw materials used may fluctuate widely due to government policy and regulation, weather conditions, or other unforeseen circumstances. Continuous efforts are made to maintain and improve the qualities and supplies of raw materials for purposes of the Company's short-term and long-term requirements.

     The principal ingredients in the products produced by the Company in the United States include corn grits, oats, rice, various fruits, sweeteners, wheat, and wheat derivatives. Ingredients are purchased principally from sources in the United States. In producing toaster pastries and frozen waffles, the Company may use dairy products, eggs, fruit and other filling ingredients, flour, shortening, and sweeteners, which ingredients are obtained from various sources. Although the Company enters into some long-term contracts, the bulk of such raw materials are purchased on the open market. While the cost of raw materials may increase over time, the Company believes that it will be able to purchase an adequate supply of such raw materials as needed. The Company also uses commodity futures and options to hedge some of its raw material costs. Refer to Note 11 to the Consolidated Financial Statements contained in the Company's Annual Report on Pages 26 and 27.

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

     Trademarks and Technology. Generally, the Company's products are marketed under trademarks owned by the Company. The Company's principal trademarks are its housemark, brand names, slogans and designs related to cereals and other convenience food products manufactured and marketed by the Company. These trademarks include Kellogg's(R), for cereals and other products of the Company and the brand names of certain ready-to-eat cereals, including All-Bran(R), Kellogg's Squares(TM), Apple Jacks(R), Apple Raisin Crisp(R), Apple

Cinnamon Rice Krispies, Bran Buds(R), Complete(R) Bran Flakes, Cocoa Krispies(R), Common Sense(R), Cruncheroos(TM), Kellogg's Corn Flakes(R), Cracklin' Oat Bran(R), Kellogg's(R) Cinnamon Mini-Buns, Crispix(R), Double Dip Crunch(R), Froot Loops(R), Kellogg's Frosted Bran(R), Kellogg's Frosted Flakes(R), Frosted Krispies(R), Frosted Mini-Wheats(R), Fruitful Bran(R), Fruity Marshmallow Krispies(R), Just Right(R), Kellogg's(R) Low Fat Granola, Nut & Honey Crunch(R), Nut & Honey Crunch O's(R), Mueslix(R), Nutri-Grain(R), Pops(R), Product 19(R), Kellogg's(R) Two Scoops(R) Raisin Bran, Rice Krispies(R), Rice Krispies Treats(R), Smacks(R), Special K(R)and Kellogg's Honey Crunch Corn Flakes(TM). Additional Company trademarks are the names of certain combinations of Kellogg's(R) ready-to-eat cereals, including Handi-Pak(R), Snack-Pak(R), Fun Pak(R), Jumbo(R) and Variety(R) Pak. Other Company brand names include Kellogg's(R) Corn Flake Crumbs; Croutettes(R) for herb season stuffing mix; Kellogg's(R) Nutri-Grain(R) for cereal bars; Pop-Tarts(R) for toaster pastries; Eggo(R), Special K(R) and Nutri-Grain(R) for frozen waffles; Lender's(R) for Bagels; and Rice Krispies Treats(TM) for crispy marshmallow squares.

     Company trademarks also include depictions of certain animated characters in conjunction with the Company's products, including Snap!(R) Crackle!(R) Pop!(R) for Kellogg's(R) Frosted Krispies(R), Fruity Marshmallow Krispies(R) and Rice Krispies(R); Tony the Tiger(R) for Kellogg's Frosted Flakes(R); Toucan Sam(R) for Froot Loops(R); Dig 'Em!(R) for Smacks(R); Coco(TM) for Cocoa Krispies(R); and Cornelius(R) for Kellogg's Corn Flakes(R).

     The slogans "The Best To You Each Morning"(R), "The Original and Best", and "They're GR-R-REAT!"(R), used in connection with the Company's ready-to-eat cereals, are also important Company trademarks. The Company's use of the advertising theme "Get A Taste For The Healthy Life"(TM) represents part of its effort to establish throughout the United States and the world the concept of a nutritious breakfast.

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

     Working Capital. Although terms vary around the world, in the United States the Company generally requires payment for goods sold eleven days subsequent to the date of invoice, with a 2% discount allowed for payment within ten days. Receipts from goods sold, supplemented as required by borrowings, provide for the Company's payment of dividends, capital expansion, and for other operating expenses and working capital needs.

     Customers. The Company is not dependent on any single customer or a few customers for a material part of its sales. Products of the Company are sold through its own sales forces and through broker and distributor arrangements and are generally resold to consumers in retail stores, restaurants and other food service establishments.

     Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at any particular time is not material to the Company.

     Competition. The Company has experienced intense competition for sales of all of its principal products in its major markets, both domestically and internationally. The Company's products compete with advertised and branded products of a similar nature as well as unadvertised and private label products, which are typically distributed at lower prices, and generally with other food products with different characteristics. Principal methods and factors of competition include new product introductions, product quality, composition and nutritional value, price, advertising, and promotion.

     Research and Development. Research to support and expand the use of the Company's existing products and to develop new food products is carried on at the Company's research laboratories and pilot plant facilities in Battle Creek, Michigan, and at other plant locations around the world. The Company's expenditures for research and development were approximately $84.3 million in 1996, $72.2 million in 1995, and $71.7 million in 1994.

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

     Employees. At December 31, 1996, the Company had 14,511 employees.

     Segment and Geographic Information. The Company operates in a single industry, which is the manufacture and marketing of convenience food products throughout the world. Net sales and operating profit for the years ended December 31, 1996, 1995, and 1994, and identifiable segment assets and corporate assets, consisting principally of cash and cash equivalents, at the related year-ends are presented in Note 13 to the Consolidated Financial Statements on Page 27 of the Company's Annual Report.

ITEM 2. PROPERTIES

     The Company's corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.

     The Company operates manufacturing plants and warehouses totaling more than ten million (10,000,000) square feet of building area in the United States and other countries. The Company's plants have been designed and constructed to meet its specific production requirements, and the Company periodically invests money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of other Company plants producing similar products and other factors. Manufacturing facilities of the Company in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska. Other of the Company's convenience foods are also manufactured in the United States at various locations.

     Outside the United States, the Company has additional manufacturing locations, some with warehousing facilities, in Argentina, Australia, Brazil, Canada, China, Colombia, Denmark, Germany, Great Britain, Guatemala, India, Italy, Japan, Latvia, Mexico, South Africa, South Korea, Spain and Venezuela. A new cereal plant in Thailand is expected to commence operation in 1997. The Company also purchased a cereal plant in Ecuador in early 1997.

     The Company is currently constructing the W.K. Kellogg Institute for Food and Nutrition Research, which is expected to open in late 1997.

     The principal properties of the Company, including its major office facilities, are held in fee and none is subject to any major encumbrance. Distribution centers and offices of non-plant locations typically are leased. The Company considers its facilities generally suitable, adequate, and of sufficient capacity for its current operations.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings which, if decided adversely, would be material to the Company on a consolidated basis, nor are any of the Company's properties or subsidiaries subject to any such proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages as of February 28, 1997, and positions of the executive officers of the Company are listed below together with their business experience. Executive officers are elected annually by the Board of Directors at the meeting immediately following the Annual Meeting of Stockholders.

EXECUTIVE OFFICERS

Arnold G. Langbo
Chairman of the Board, President and Chief Executive Officer..................59
     Mr. Langbo has been employed by the Company and certain of its subsidiaries since 1956. He was named President and Chief Operating Officer in 1990 and became Chairman of the Board and Chief Executive Officer in 1992.

William A. Camstra
Executive Vice President, President -- Kellogg Latin America..................64
     Mr. Camstra has been employed by the Company and certain of its subsidiaries since 1956. He was named Executive Vice President of the Company in 1992 and President, Kellogg Latin America in 1994.

Donald G. Fritz
Executive Vice President, President -- Kellogg Europe.........................49
     Mr. Fritz joined Kellogg Canada Inc. in 1979. He was named Executive Vice President of the Company in 1992, and President, Kellogg Europe in 1994.

Jean-Louis Gourbin
Executive Vice President, President -- Kellogg Asia-Pacific...................49
     Mr. Gourbin joined Kellogg France in 1983. He was promoted to President and CEO -- Kellogg Canada Inc. in 1990. In 1995, he was named Managing Director -- Kellogg (Aust.) Pty. Ltd. Mr. Gourbin was appointed Executive Vice President and President, Kellogg Asia-Pacific in December 1996.

Carlos M. Gutierrez
Executive Vice President -- Business Development..............................43
     Mr. Gutierrez joined Kellogg de Mexico in 1975. In 1993, Mr. Gutierrez was promoted to Executive Vice President, Kellogg USA and General Manager, Kellogg USA Cereal Division. He was appointed Executive Vice President of the Company and President, Kellogg Asia-Pacific in 1994, and Executive Vice President -- Business Development in December 1996.

Thomas A. Knowlton
Executive Vice President, President -- Kellogg North America..................50
     Mr. Knowlton joined Kellogg Canada Inc. in 1980. He was named Executive Vice President of the Company in 1992 and President, Kellogg North America in 1994.

Donald W. Thomason
Executive Vice President -- Corporate Services and Technology.................53
     Mr. Thomason has been employed by the Company since 1966. He was named Executive Vice President -- Corporate Services and Technology in 1990.

Richard M. Clark
Senior Vice President, General Counsel and Secretary..........................59
     Mr. Clark joined the Company as Senior Vice President, General Counsel and Secretary in 1989.

Robert L. Creviston
Senior Vice President -- Human Resources......................................55
     Mr. Creviston joined the Company as Vice President -- Employee Relations in 1982. He was named Senior Vice President -- Human Resources in 1991.

John R. Hinton
Senior Vice President -- Administration and Chief Financial Officer...........51
     Mr. Hinton joined the Company as Assistant to the Vice President -- Finance in 1979. He was appointed Executive Vice President -- Financial Administration and Treasurer for Kellogg USA Inc. in 1993. In July 1995, Mr. Hinton was named Senior Vice President -- Administration and Chief Financial Officer.

Jay W. Shreiner
Senior Vice President and Chief Information Officer...........................47
     Mr. Shreiner joined the Company as Assistant Treasurer in 1983. He was named Vice President -- Information Services in 1990 and Senior Vice President and Chief Information Officer in 1995.

Joseph M. Stewart
Senior Vice President -- Corporate Affairs....................................54
     Mr. Stewart has been employed by the Company since 1980. He was named Senior Vice President -- Corporate Affairs in 1988.

Michael J. Teale
Senior Vice President -- Worldwide Operations and Technology..................52
     Mr. Teale joined Kellogg Company of Great Britain Limited in 1966. He was named Vice President -- Cereal Manufacturing of the Company's U.S. Food Products Division in 1990 and Senior Vice President -- Worldwide Operations and Technology in 1994.

Alan Taylor
Vice President -- Corporate Controller........................................45
     Mr. Taylor has been employed by the Company and certain of its subsidiaries since 1982. He served as Director -- Finance of Kellogg (Aust.) Pty. Ltd. from 1988 until 1993. He became Controller of the Company in 1993, and was named a Vice President in 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information called for by this Item is set forth on page 27 of the Company's Annual Report in Note 12 to the Consolidated Financial Statements of the Company which is incorporated by reference into Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

     The information called for by this Item is incorporated herein by reference from pages 14 and 15 of the Company's Annual Report. Such information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this Item is incorporated herein by reference from pages 14 through 19 of the Company's Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is incorporated herein by reference from pages 20 through 28 of the Company's Annual Report. Supplementary quarterly financial data, which is also incorporated herein by reference, is set forth in
Note 12 to the Consolidated Financial Statements on page 27 of the Company's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors -- Refer to the Company's Proxy Statement dated March 13, 1997, for the Annual Meeting of Stockholders to be held on April 25, 1997, under the caption "Election of Directors" on pages 3 through 7, which information is incorporated herein by reference.

     Executive Officers of the Registrant -- Refer to "Executive Officers of the Registrant" under Item 4A at pages 5 and 6 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

     Refer to the Company's Proxy Statement dated March 13, 1997, for the Annual Meeting of Stockholders to be held on April 25, 1997, under the captions "Executive Compensation" and "Selected Benefit Plans" at pages 10 through 12 and 12 through 13, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Refer to the Company's Proxy Statement dated March 13, 1997, for the Annual Meeting of Stockholders to be held on April 25, 1997, under the caption "Security Ownership" at pages 2 through 3, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Refer to the Company's Proxy Statement dated March 13, 1997, for the Annual Meeting of Stockholders to be held on April 25, 1997, under the captions "About The Board of Directors" at page 5, and "Stock Option Loans and Executive Officer Indebtedness" at page 13, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

          The following Consolidated Financial Statements and related Notes, together with the Report thereon of Price Waterhouse LLP dated January 31, 1997, appearing on pages 20 through 28 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996, are incorporated herein by reference:

          (A)1. CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Statement of Earnings for the years ended December 31, 1996, 1995, and 1994.
     Consolidated Statement of Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994.
     Consolidated Balance Sheet at December 31, 1996 and 1995.
     Consolidated Statement of Cash Flows for the years ended December 31, 1996, 1995, and 1994.
     Notes to Consolidated Financial Statements.

          (A)2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     The Financial Schedule and related Report of Independent Accountants filed as part of this Report are as follows:

                                                                    PAGE
                                                                    ----
    Schedule II -- Valuation Reserve............................    10
    Report of Independent Accountants...........................    11

     This Consolidated Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996.

     All other financial statement schedules are omitted because they are not applicable.

(A)3. EXHIBITS

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
    3.01         Amended Restated Certificate of Incorporation of Kellogg
                 Company.
    3.02         Bylaws of Kellogg Company, as amended, incorporated by
                 reference to Exhibit 3.02 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1995,
                 Commission file number 1-4171.
    4.01         Indenture dated as of March 1, 1988, between the Company and
                 Bankers Trust Company, incorporated by reference to Exhibit
                 4(a) to the Company's Registration Statement on Form S-3,
                 Commission file number 33-20731.
    4.02         Form of Debt Security, incorporated by reference to Exhibit
                 4(d) to the Company's Registration Statement on Form S-3,
                 Commission file number 33-20731.
    4.03         Supplemental Indenture, dated January 30, 1989, between the
                 Company and Bankers Trust Company, incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K,
                 Commission file number 1-4171, dated January 31, 1989.
    4.04         Instrument of Resignation, Acceptance and Appointment, dated as of January 31, 1989, between the Company, Bankers Trust
                 Company and NBD Bank, N.A. (formerly known as National Bank of Detroit), incorporated by reference to Exhibit A to the
                 Company's Current Report on Form 8-K, Commission file number
                 1-4171, dated January 31, 1989.
    4.05         Agency Agreement, dated as of January 31, 1989, between NBD
                 Bank, N.A. (formerly known as National Bank of Detroit) and
                 Bankers Trust Company, incorporated by reference to Exhibit
                 C to the Company's Current Report on Form 8-K, Commission
                 file number 1-4171, dated January 31, 1989.
   10.01         Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983,
                 Commission file number 1-4171.*
   10.02         Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990,
                 Commission file number 1-4171.*
   10.03         Kellogg Company Supplemental Savings and Investment Plan,
                 incorporated by reference to Exhibit 10.03 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1994, Commission file number 1-4171.*
   10.04         Kellogg Company 1982 Stock Option Plan, as amended on
                 December 7, 1990, incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number
                 1-4171.*
   10.05         Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1984,
                 Commission file number 1-4171.*
   10.06         Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985,
                 Commission file number 1-4171.*
   10.07         Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1991,
                 Commission file number 1-4171.*
   10.08         Kellogg Company Key Employee Long Term Incentive Plan,
                 incorporated by reference to Exhibit 10.10 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1991, Commission file number 1-4171.*

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   10.09         Deferred Compensation Plan for Non-Employee Directors,
                 incorporated by reference to Exhibit 10.10 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1993, Commission file number 1-4171.*
   10.10         Kellogg Company Senior Executive Officer Performance Bonus
                 Plan, incorporated by reference to Exhibit 10.10 to the
                 Company's Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1995, Commission file number 1-4171.*
   10.11         Stock Compensation Program for Non-Employee Directors of
                 Kellogg Company, as amended.*
   13.01         Pages 14 through 28 of the Company's Annual Report to
                 Stockholders for the fiscal year ended December 31, 1996.
   21.01         Domestic and Foreign Subsidiaries of the Company,
                 incorporated by reference to Exhibit 21.01 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1994, Commission file number 1-4171.
   23.01         Consent of Price Waterhouse LLP.
   23.02         Consent of Price Waterhouse LLP.
   24.01         Powers of Attorney authorizing Richard M. Clark to execute the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, on behalf of the Board of
                 Directors, and each of them.
   27.01         Financial Data Schedule.
   99.01         Kellogg Company American Federation of Grain Millers Savings
                 and Investment Plan Annual Report on Form 11-K for the
                 fiscal year ended October 31, 1996.
   99.02         Kellogg Company Salaried Savings and Investment Plan Annual
                 Report on Form 11-K for the fiscal year ended October 31,
                 1996.

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

(B) REPORT ON FORM 8-K

     On November 18, 1996 the Company filed a Form 8-K in connection with the purchase of the Lenders(R) Bagels business from Kraft Foods, Inc.

                        SCHEDULE II -- VALUATION RESERVE

                                 (in millions)

                                                                1996     1995     1994
                                                                ----     ----     ----
Balance at January 1........................................    $ 6.4    $ 6.2    $ 6.0
Addition charged to costs and expenses......................      0.7      0.8      1.8
Doubtful accounts charged to reserves.......................     (0.4)    (0.5)    (0.9)
Currency translation adjustments............................     (0.1)    (0.1)    (0.7)
                                                                -----    -----    -----
Balance at December 31......................................    $ 6.6    $ 6.4    $ 6.2
                                                                =====    =====    =====

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Kellogg Company

     Our audits of the consolidated financial statements referred to in our report dated January 31, 1997, appearing in the 1996 Annual Report to Stockholders of Kellogg Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Battle Creek, Michigan
January 31, 1997

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of March 1997.

                                          KELLOGG COMPANY

                                          By:      /s/ ARNOLD G. LANGBO

                                            ------------------------------------
                                                      Arnold G. Langbo
                                                   Chairman of the Board
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      NAME                                       CAPACITY                       DATE
                      ----                                       --------                       ----

              /s/ ARNOLD G. LANGBO                 Chairman of the Board, Chief            March 27, 1997
  ---------------------------------------------      Executive Officer; Director
                Arnold G. Langbo                     (Principal Executive Officer)

               /s/ JOHN R. HINTON                  Senior Vice President, Chief            March 27, 1997
  ---------------------------------------------      Financial Officer (Principal
                 John R. Hinton                      Financial Officer)

                 /s/ ALAN TAYLOR                   Vice President and Corporate            March 27, 1997
  ---------------------------------------------      Controller (Principal Officer)
                   Alan Taylor

                                                   Director
  ---------------------------------------------
               Claudio X. Gonzalez

                                                   Director
  ---------------------------------------------
                   Gordon Gund

                                                   Director
  ---------------------------------------------
               William E. LaMothe

                                                   Director
  ---------------------------------------------
                Russell G. Mawby

                                                   Director
  ---------------------------------------------
                 Ann McLaughlin

                                                   Director
  ---------------------------------------------
                J. Richard Munro

                                                   Director
  ---------------------------------------------
                Harold A. Poling

                                                   Director
  ---------------------------------------------
                 Donald Rumsfeld

                                                   Director
  ---------------------------------------------
               Timothy P. Smucker

                                                   Director
  ---------------------------------------------
               Dolores D. Wharton

                                                   Director
  ---------------------------------------------
                John L. Zabriskie

            By: /s/ RICHARD M. CLARK                                                       March 27, 1997
     ---------------------------------------
                Richard M. Clark
               As Attorney-in-Fact

                                 EXHIBIT INDEX

                                                                               ELECTRONIC(E)
                                                                                 PAPER(P)
                                                                                INCORP. BY
EXHIBIT NO.                            DESCRIPTION                              REF.(IBRF)
-----------                            -----------                             -------------
    3.01       Amended Restated Certificate of Incorporation of Kellogg
               Company.                                                           E
    3.02       Bylaws of Kellogg Company, as amended, incorporated by
               reference to Exhibit 3.02 to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1995,
               Commission file number 1-4171.                                    IBRF
    4.01       Indenture dated as of March 1, 1988, between the Company and
               Bankers Trust Company, incorporated by reference to Exhibit
               4(a) to the Company's Registration Statement on Form S-3,
               Commission file number 33-20731.                                  IBRF
    4.02       Form of Debt Security, incorporated by reference to Exhibit
               4(d) to the Company's Registration Statement on Form S-3,
               Commission file number 33-20731.                                  IBRF
    4.03       Supplemental Indenture, dated January 30, 1989, between the
               Company and Bankers Trust Company, incorporated by reference to Exhibit B to the Company's Current Report on Form 8-K,
               Commission file number 1-4171, dated January 31, 1989.            IBRF
    4.04       Instrument of Resignation, Acceptance and Appointment, dated as of January 31, 1989, between the Company, Bankers Trust
               Company and NBD Bank, N.A. (formerly known as National Bank of Detroit), incorporated by reference to Exhibit A to the
               Company's Current Report on Form 8-K, Commission file number
               1-4171, dated January 31, 1989.                                   IBRF
    4.05       Agency Agreement, dated as of January 31, 1989, between NBD
               Bank, N.A. (formerly known as National Bank of Detroit) and
               Bankers Trust Company, incorporated by reference to Exhibit
               C to the Company's Current Report on Form 8-K, Commission
               file number 1-4171, dated January 31, 1989.                       IBRF
   10.01       Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983,
               Commission file number 1-4171.*                                   IBRF
   10.02       Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990,
               Commission file number 1-4171.*                                   IBRF
   10.03       Kellogg Company Supplemental Savings and Investment Plan,
               incorporated by reference to Exhibit 10.03 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994, Commission file number 1-4171.*                IBRF
   10.04       Kellogg Company 1982 Stock Option Plan, as amended on
               December 7, 1990, incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number
               1-4171.*                                                          IBRF
   10.05       Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1984,
               Commission file number 1-4171.*                                   IBRF
   10.06       Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985,
               Commission file number 1-4171.*                                   IBRF

      10.07    Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit
               10.09 to the Company's Annual Report on Form 10-K for the fiscal year ended December
               31, 1991, Commission file number 1-4171.*                                                   IBRF
      10.08    Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to
               Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1991, Commission file number 1-4171.*                                          IBRF
      10.09    Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to
               Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended
               December 31, 1993, Commission file number 1-4171.*                                          IBRF
      10.10    Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal
               year ended December 31, 1995, Commission file number 1-4171.*                               IBRF
      10.11    Stock Compensation Program for Non-Employee Directors of Kellogg Company, as amended.*        E
      13.01    Pages 14 through 28 of the Company's Annual Report to Stockholders for the fiscal year
               ended December 31, 1996.                                                                      E
      21.01    Domestic and Foreign Subsidiaries of the Company, incorporated by reference to Exhibit
               21.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December
               31, 1994, Commission file number 1-4171.                                                    IBRF
      23.01    Consent of Price Waterhouse LLP.                                                              E
      23.02    Consent of Price Waterhouse LLP.                                                              E
      24.01    Powers of Attorney authorizing Richard M. Clark to execute the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, on behalf of the Board of
               Directors, and each of them.                                                                  E
      27.01    Financial Data Schedule.                                                                      E
      99.01    Kellogg Company American Federation of Grain Millers Savings and Investment Plan
               Annual Report on Form 11-K for the fiscal year ended October 31, 1996.                        E
      99.02    Kellogg Company Salaried Savings and Investment Plan Annual Report on Form 11-K for
               the fiscal year ended October 31, 1996.                                                       E

-------------------------
* A management contract or compensatory plan required to be filed with this Report.

     The Company will furnish any of its stockholders a copy of any of the above Exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.