Form 10-Q
period 1997-03-31
KELLOGG CO
filed 1997-05-13
CIK 55067

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 1997

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

                               Yes    X       No
                                   -------      ---------

          Common Stock outstanding April 30, 1997 - 207,785,531 shares

                                KELLOGG COMPANY

                                   INDEX




                                                                                         Page

PART I - Financial Information

Item 1:
   Consolidated Balance Sheet - March 31, 1997 and December 31, 1996                       2

   Consolidated Statement of Earnings - three months ended March 31, 1997 and 1996         3

   Consolidated Statement of Cash Flows - three months ended March 31, 1997 and 1996       4

   Notes to Consolidated Financial Statements                                              5


Item 2:
   Management's Discussion and Analysis of Financial Condition and Results of Operations   6-9



PART II - Other Information

Item 4:
   Submission of Matters to a Vote of Security Holders                                     10


Item 6:
   Exhibits and Reports on Form 8-K                                                        10


Signatures                                                                                 11


Exhibit Index                                                                              12


CONSOLIDATED BALANCE SHEET



KELLOGG COMPANY AND SUBSIDIARIES                 MARCH 31, DECEMBER 31,
(millions)                                          1997       1996
                                                (unaudited)      *
CURRENT ASSETS
Cash and cash equivalents                          $226.3      $243.8
Accounts receivable, net                            680.0       592.3
Inventories:
    Raw materials and supplies                      137.9       135.2
    Finished goods and materials in process         269.0       289.7
Other current assets                                318.7       267.6
---------------------------------------------------------------------

Total current assets                              1,631.9     1,528.6
Property, net of accumulated depreciation
  of $2,105.2 and $2,087.2                        2,880.7     2,932.9
Other assets                                        622.2       588.5
---------------------------------------------------------------------

Total assets                                     $5,134.8    $5,050.0
=====================================================================
CURRENT LIABILITIES
Current maturities of long-term debt               $501.2      $501.2
Notes payable                                       729.3       652.6
Accounts payable                                    299.7       335.2
Income taxes                                        121.7        50.5
Accrued liabilities                                 740.3       659.5
---------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                         2,392.2     2,199.0

LONG-TERM DEBT                                      721.9       726.7
NONPENSION POSTRETIREMENT BENEFITS                  451.2       494.2
DEFERRED INCOME TAXES AND OTHER LIABILITIES         359.3       347.7

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                         77.9        77.9
Capital in excess of par value                      127.3       123.9
Retained earnings                                 4,223.1     4,150.3
Treasury stock, at cost                          (3,004.8)   (2,903.4)
Currency translation adjustment                    (213.3)     (166.3)
---------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                        1,210.2     1,282.4
---------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $5,134.8    $5,050.0
=====================================================================
*Condensed from audited financial statements.


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF EARNINGS (Results are unaudited)


KELLOGG COMPANY AND SUBSIDIARIES                       Three months ended March 31,
(millions, except per share data)                           1997            1996
-----------------------------------------------------------------------------------
NET SALES                                                 $1,688.9        $1,785.9
-----------------------------------------------------------------------------------

Cost of goods sold                                           828.0           790.4
Selling and administrative expense                           583.7           647.2
Non-recurring charges                                            -             9.5
-----------------------------------------------------------------------------------

OPERATING PROFIT                                             277.2           338.8
-----------------------------------------------------------------------------------

Interest expense                                              25.4            13.7
Other income (expense), net                                    0.2             0.4
-----------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                 252.0           325.5
Income taxes                                                  91.4           119.4
-----------------------------------------------------------------------------------

NET EARNINGS                                                 160.6           206.1
===================================================================================

EARNINGS PER SHARE                                        $    .77        $    .96

DIVIDENDS PER SHARE                                       $    .42        $    .39

AVERAGE SHARES OUTSTANDING                                   208.9           215.2
-----------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS    (Results are unaudited)


KELLOGG COMPANY AND SUBSIDIARIES                                Three months ended March 31,
(millions)                                                             1997         1996
---------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                          $160.6       $206.1
Items in net earnings not requiring (providing) cash:
  Depreciation and amortization                                         68.4         63.8
  Deferred income taxes                                                (16.6)        (2.6)
  Other                                                                  5.3         25.4
Postretirement benefit plan contributions                              (78.2)       (45.5)
Changes in operating assets and liabilities                             30.9        (67.3)
---------------------------------------------------------------------------------------------

NET CASH PROIVDED BY OPERATING ACTIVITIES                              170.4        179.9
---------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to properties                                                (61.8)       (46.5)
Other                                                                   (7.4)        (2.1)
---------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                  (69.2)       (48.6)
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net (retirements) issuances of notes payable                          (423.3)       164.5
Issuance of long-term debt                                             500.0            -
Reductions of long-term debt                                            (5.0)        (0.6)
Issuances of common stock                                                3.4            -
Common stock repurchases                                              (101.2)      (213.7)
Cash dividends                                                         (87.8)       (83.9)
Other                                                                   (0.2)         3.9
---------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                 (114.1)      (129.8)
---------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                 (4.6)        (0.3)
---------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                       (17.5)         1.2
Cash and cash equivalents at beginning of period                       243.8        221.9
---------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $226.3       $223.1
=============================================================================================



Refer to accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
            for the three months ended March 31, 1997 (Unaudited)

1.  Accounting policies
The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained on pages 14 to 28 of the Company's 1996 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's 1996 Annual Report.

The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for other interim periods or the full year.


2.  Non-recurring charges
Operating profit for the three months ended March 31, 1996 includes non-recurring charges of $9.5 million ($6.1 million after tax or $.03 per share) primarily related to ongoing productivity and operational streamlining initiatives in the U.S. and Europe, and are comprised principally of expenditures for employee training and relocation, management consulting, and production redeployment.


3.  Earnings per share
Earnings per share are based on the weighted average shares outstanding as presented. The potential dilution of earnings per share from the exercise of stock options is not material.

4.  Standby lines of credit
On April 15, 1997, the Company entered into standby lines of credit totaling $600 million, with $200 million expiring in 1998 and $400 million expiring in 2002. These lines, which replace $200 million in standby lines of credit outstanding at December 31, 1996, are maintained as security for performance on the Company's commercial paper and are unused.

                                KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations
Kellogg Company operates in a single industry - manufacturing and marketing grain-based convenience food products including ready-to-eat cereal, toaster pastries, frozen waffles, cereal bars, and bagels throughout the world. The Company holds a 40% annualized share of the global ready-to-eat cereal market. In North America, the Company is the market leader in the toaster pastry, cereal/granola bar, frozen waffle, and pre-packaged bagel categories.

For the first quarter of 1997, the Company reported an earnings decline despite achieving growth in global volume. The Company's results were negatively impacted by the effect of pricing actions implemented by the Company during the second quarter of 1996. Additionally, the Company continued to experience challenging trade conditions in the United Kingdom. Partially offsetting these unfavorable factors, the Company experienced continued low double-digit growth in other convenience foods volume, further supplemented by sales from the Lender's Bagels business acquired in December 1996.

Total volume was up 10% for the quarter with global cereal volume up .5%. Excluding volume from the Lender's Bagels business, total volume increased 3%. This increase was led by strength in the Company's Latin American ready-to-eat cereal and North American other convenience foods markets. Asia-Pacific markets outside of Australia also exhibited strong growth. Shipment declines in the United Kingdom offset growth in most other European markets. The Company's volume declined by 2% in the U.S. ready-to-eat cereal market.

Despite the global volume increase, consolidated net sales were down 5% for the quarter, primarily reflecting the impact of price reductions. The Company implemented several pricing actions in 1996, most notably reductions announced during the second quarter, averaging 19% on brands comprising approximately two-thirds of its U.S. cereal business. Negative foreign currency movements also contributed by 1% to the sales decline. This decline was partially offset by the inclusion of sales from the Lender's Bagels business, which increased consolidated net sales by 3%.

The first quarter gross profit margin was 51.0%, down 4.7 percentage points from the prior year, reflecting the price reductions, partially offset by operational cost savings.

Selling and administrative expense as a percentage of net sales (SGA%) was 34.6%, 1.6 percentage points favorable to the prior year SGA% of 36.2%. The SGA% decreased primarily due to reduced advertising and promotional spending in the U.S. market, in line with the Company's integrated pricing strategy. The first quarter of 1996 included a relatively high level of spending related to the Company's 90th Anniversary promotional program.

First quarter 1996 operating profit included non-recurring charges of $9.5 million ($6.1 million after tax or $.03 per share), the effects of which have been excluded from all applicable prior year amounts presented below for comparison to 1997 first quarter results. These charges primarily related to ongoing productivity and operational streamlining initiatives in the U.S. and Europe, and were comprised principally of expenditures for employee training and relocation, management consulting, and production redeployment.

Primarily reflecting the aforementioned price reductions, operating profit for the quarter decreased 20% to $277.2 million, compared to 1996 operating profit of $348.3 million.

Gross interest expense, prior to amounts capitalized, increased to $27.4 million, up from $14.4 million during the comparable 1996 period, principally due to increased debt levels to fund the Lender's Bagels business acquisition and the Company's common stock repurchase program.

The Company's first quarter effective income tax rate was 36.3%, comparable to the prior year rate of 36.6%.

First quarter 1997 net earnings and earnings per share decreased 24% and 22%, respectively, from prior year results. Net earnings per share were $.77 versus $.99 a year ago, a $.22 decrease consisting of $.25 in business decline, mitigated by $.02 from common stock repurchases and $.01 from the lower effective tax rate.

Liquidity and capital resources
The Company's financial condition remained strong during the first quarter of 1997. A strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company's operational needs.

Net cash provided by operating activities during the first quarter was $170.4 million, comparable to the prior year level of $179.9 million, as the unfavorable impacts of decreased earnings and higher postretirement benefit plan funding were offset by favorable working capital movements. The ratio of current assets to current liabilities was .7 as of March 31, 1997, equal to the ratio as of December 31, 1996.

Net cash used in investing activities was $69.2 million, principally comprised of $61.8 million in capital spending.

Net cash used in financing activities was $114.1 million, primarily related to common stock repurchases of $101.2 million and dividend payments of $87.8 million, partially offset by a net increase in total debt of $71.7 million. Dividends paid per share of common stock increased 8% to $.42 during the first quarter of 1997.

Under existing plans authorized by the Company's Board of Directors, management spent $101.2 million during the first quarter of 1997 to repurchase 1.5 million shares of the Company's common stock at an average price of $68 per share. The open repurchase authorization as of March 31, 1997 was $313.9 million.

On December 16, 1996, the Company purchased certain assets and liabilities of the Lender's Bagels business from Kraft Foods, Inc. for $466 million of cash, including related acquisition costs. The acquisition was initially financed through commercial paper borrowings that were replaced on January 29, 1997 with $500 million of 7-year 6.625% fixed rate Euro Dollar Notes. In conjunction with this issuance, the Company settled $500 million notional amount of interest rate forward swap agreements which effectively fixed the interest rate on the debt at 6.354%.

The remainder of long-term debt outstanding at quarter-end consisted principally of $200 million of three-year notes issued in 1994, $200 million of five-year notes issued in 1993, and $300 million of five-year notes issued in 1992. The $200 million of three-year notes and the $300 million of five-year notes will mature during the third quarter of 1997 and are classified in current maturities as of March 31, 1997. Management currently intends to replace these borrowings with new long-term debt issuances as of the maturity dates and, as of quarter-end, had entered into $300 million notional amount of interest rate hedges to effectively fix the U.S. Treasury rate on which an equivalent amount of future issuances would be priced. Short-term debt outstanding at year-end consisted principally of U.S. commercial paper. The ratio of total debt to market capitalization at March 31, 1997 was 14%, equal to the ratio at December 31, 1996.

At March 31, 1997, the Company had available an unused "shelf registration" of $200 million with the Securities and Exchange Commission to provide for the issuance of debt in the United States. The proceeds of such an offering would be added to the Company's working capital and be available for general corporate purposes.

On April 15, 1997, the Company entered into standby lines of credit totaling $600 million, with $200 million expiring in 1998 and $400 million expiring in 2002. These lines, which replace $200 million in standby lines of credit outstanding at December 31, 1996, are maintained as security for performance on the Company's commercial paper and are unused.

Streamlining Initiatives
During 1995 and 1996, management commenced numerous productivity and operational streamlining initiatives around the world in an effort to optimize the Company's cost structure and move toward a global business model. The consolidation of functions and the rationalization of capacity resulted in elimination of approximately 2,000 employee positions by the end of 1996 and is expected to result in a further reduction of 600 positions by year-end 1997. From all of the streamlining initiatives under way as of year-end 1996, the Company expects approximately $50 million of additional cash outlays in 1997. Management believes that reserves established as of year-end 1996 are adequate to meet these cash requirements. From these programs, the Company expects to achieve average annual pre-tax savings of approximately $160 million in 1997 and future years (as compared to the base year of 1995). These savings are not necessarily indicative of future incremental earnings due to management's commitment to invest in competitive business strategies, new markets, and growth opportunities.

The foregoing discussion of streamlining initiatives contains forward-looking statements regarding headcount reductions, cash requirements, and realizable savings. Actual amounts may vary depending on the final determination of important factors such as identification of specific employees to be separated from pre-determined pools; the impact of attrition on involuntary separation programs; the level of employee participation in out-placement programs, health care, and other separation benefits; actual amounts of asset removal and relocation costs; dates of asset disposal and costs to maintain assets up to the date of disposal; proceeds from asset disposals; final negotiation of third party contract buy-outs; and other items.

Full Year Outlook
Management believes the Company's implementation of certain pricing measures during 1996 improved the long-term brand value proposition to the consumer, but has negatively impacted profitability in the short term, extending through the first quarter of 1997. However, management expects to return to sales and earnings growth during the second quarter of 1997, as the Company derives benefits from the continued implementation of its global business model, including innovative and differentiated new-product introductions and further operational efficiencies. The Company will continue to pursue streamlining and productivity initiatives to optimize its cost structure. Additionally, management expects continued strong volume levels in the Company's Latin American and Asia-Pacific regions and low double-digit growth in other convenience foods volume.

Additional expectations for 1997 include an effective tax rate of 36-37%, capital spending in line with the prior-year level of approximately $300 million, continued increases in shareholder dividends, and common stock
repurchase activity of approximately $415 million.   Management expects total
interest expense for 1997 to increase by 70-80% over 1996 amounts due to higher debt levels. The full-year gross profit margin is expected to be consistent with the margin achieved by the Company during the first quarter of 1997.

Management is not aware of any adverse trends that would materially affect the Company's strong financial position. Should suitable investment opportunities or working capital needs arise that would require additional financing, management believes that the Company's strong credit rating, balance sheet, and earnings history provide a base for obtaining additional financial resources at competitive rates and terms.

The foregoing projections of volume growth, profitability, capital spending, shareholder dividends, and common stock repurchase activity are forward-looking statements which involve risks and uncertainties. Actual 1997 results may differ materially due to the impact of the Company's pricing strategies on volumes; the level of marketing spending and/or incremental pricing actions required to maintain the Company's market share leadership position; general economic and market conditions; actual volumes and product mix; the levels of spending on capital, continued streamlining initiatives, and other general and administrative costs; raw material price and labor cost fluctuations; changes in statutory tax law; interest rates available on short-term financing; the impact of stock market conditions on common stock repurchase activity; and other items.

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

           27.01 - Financial Data Schedule

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




                        KELLOGG COMPANY


                       /s/ J. R. Hinton
                       ------------------------------

                       J.R. Hinton
                       Principal Financial Officer;
                       Senior Vice President - Administration



                       /s/ A. Taylor
                       ------------------------------

                       A. Taylor
                       Principal Accounting Officer;
                       Vice President and Corporate Controller


Date:  May 13, 1997

                                KELLOGG COMPANY

                                 EXHIBIT INDEX



Number          Description                               Page

27.01           Financial Data Schedule                    13