Form 10-Q
period 1997-06-30
KELLOGG CO
filed 1997-08-12
CIK 55067

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

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

                               Yes    X       No
                                    -----        -----
          Common Stock outstanding July 31, 1997 - 206,347,543 shares

                                KELLOGG  COMPANY

                                     INDEX


                                                                     Page
                                                                     ----
PART I - Financial Information
Item 1:
  Consolidated Balance Sheet - June 30, 1997 and December 31, 1996     2

  Consolidated Statement of Earnings - three and six months ended
  June 30, 1997 and 1996                                               3

  Consolidated Statement of Cash Flows - six months ended
  June 30, 1997 and 1996                                               4

  Notes to Consolidated Financial Statements                           5-7


Item 2:
  Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                           8-13


PART II - Other Information

Item 4:
  Submission of Matters to a Vote of Security Holders                  14-15

Item 6:
  Exhibits and Reports on Form 8-K                                     15

Signatures                                                             16

Exhibit Index                                                          17

CONSOLIDATED BALANCE SHEET
======================================================================

KELLOGG COMPANY AND SUBSIDIARIES                 JUNE 30, December 31,
(millions)                                           1997        1996
                                                (unaudited)      *
----------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                         $  203.2    $  243.8
Accounts receivable, net                             630.8       592.3
Inventories:
  Raw materials and supplies                         140.9       135.2
  Finished goods and materials in process            308.2       289.7
Other current assets                                 322.3       267.6
----------------------------------------------------------------------

TOTAL CURRENT ASSETS                               1,605.4     1,528.6
PROPERTY, net of accumulated depreciation
  of $2,159.3 and $2,087.2                         2,878.8     2,932.9
OTHER ASSETS                                         606.6       588.5
----------------------------------------------------------------------

TOTAL ASSETS                                      $5,090.8    $5,050.0
======================================================================
CURRENT LIABILITIES
Current maturities of long-term debt                  $1.4      $501.2
Notes payable                                        757.4       652.6
Accounts payable                                     324.5       335.2
Income taxes                                          76.3        50.5
Accrued liabilities                                  756.8       659.5
----------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                          1,916.4     2,199.0

LONG-TERM DEBT                                     1,220.0       726.7
NONPENSION POSTRETIREMENT BENEFITS                   447.0       494.2
DEFERRED INCOME TAXES AND OTHER LIABILITIES          358.2       347.7

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                          78.0        77.9
Capital in excess of par value                       143.7       123.9
Retained earnings                                  4,299.7     4,150.3
Treasury stock, at cost                           (3,153.6)   (2,903.4)
Currency translation adjustment                     (218.6)     (166.3)
----------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                         1,149.2     1,282.4
----------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $5,090.8    $5,050.0
======================================================================
*Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF EARNINGS   (Results are unaudited)
==================================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                          Three months ended June 30    Six months ended June 30
(millions, except per share data)                              1997          1996            1997         1996
------------------------------------------------------------------------------------------------------------------
NET SALES                                                   $ 1,719.7     $ 1,651.4        $ 3,408.6    $ 3,437.3
------------------------------------------------------------------------------------------------------------------

Cost of goods sold                                              810.8         775.2          1,638.8      1,565.6
Selling and administrative expense                              617.5         708.5          1,201.2      1,355.7
Non-recurring charges                                            12.2          26.1             12.2         35.6
------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                                279.2         141.6            556.4        480.4
------------------------------------------------------------------------------------------------------------------

Interest expense                                                 27.0          16.1             52.4         29.8
Other income (expense), net                                       2.0           0.3              2.2          0.7
------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                    254.2         125.8            506.2        451.3
Income taxes                                                     90.6          47.7            182.0        167.1
------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                $   163.6     $    78.1        $   324.2    $   284.2
------------------------------------------------------------------------------------------------------------------

EARNINGS PER SHARE                                          $     .79     $     .37        $    1.56    $    1.33

PROFORMA EARNINGS PER SHARE, AFTER STOCK SPLIT              $     .39     $     .18        $     .78    $     .66

DIVIDENDS PER SHARE                                         $     .42     $     .39        $     .84    $     .78

AVERAGE SHARES OUTSTANDING                                      207.3         212.7            208.1        213.9
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS   (Results are unaudited)

KELLOGG COMPANY AND SUBSIDIARIES                                   Six months ended June 30,
(millions)                                                             1997           1996
--------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                         $ 324.2        $ 284.2
Items in net earnings not requiring (providing) cash:
  Depreciation and amortization                                        140.7          126.0
  Deferred income taxes                                                  2.6           (0.5)
  Non-recurring charges, net of cash paid                                1.4            6.4
  Other                                                                  0.6           35.2
Postretirement benefit plan contributions                              (83.3)         (54.8)
Changes in operating assets and liabilities                             28.1          (87.6)
-------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              414.3          308.9
-------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
Additions to properties                                               (131.9)        (109.2)
Other                                                                   (8.0)           3.9
-------------------------------------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 (139.9)        (105.3)
-------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net (retirements) issuances of notes payable                          (395.2)         349.2
Issuance of long-term debt                                             500.0              -
Reductions of long-term debt                                            (6.7)          (3.1)
Issuances of common stock                                               20.1              -
Common stock repurchases                                              (250.4)        (356.3)
Cash dividends                                                        (174.8)        (166.7)
Other                                                                      -            7.3
-------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                 (307.0)        (169.6)
-------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                 (8.0)          (1.6)
-------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                       (40.6)          32.4
Cash and cash equivalents at beginning of period                       243.8          221.9
-------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $203.2         $254.3
===========================================================================================

Refer to accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
               for the six months ended June 30, 1997 (Unaudited)

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

The results of operations for the three and six months ended June 30, 1997, are not necessarily indicative of the results to be expected for other interim periods or the full year.

2. Derivative Financial and Commodity Instruments
In January 1997, the SEC issued new rules requiring expanded disclosure for "market risk-sensitive" financial instruments. These rules will be fully effective for the Company's annual financial statements for the year ended December 31, 1997. As required for this interim filing, specific information on the Company's accounting policies with regard to activities in derivative financial and commodity instruments is provided below.

The Company uses derivative financial instruments only for the purpose of hedging currency, price, and interest rate exposures which exist as a part of its ongoing business operations. The Company, as a matter of policy, does not engage in trading or speculative transactions.

In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. Accordingly, changes in market values of hedge instruments must be highly correlated with changes in market values of underlying hedged items both at inception of the hedge and over the life of the hedge contract. Deferred gains or losses related to any instrument 1) designated but ineffective as a hedge of existing assets, liabilities, or firm commitments, or 2) designated as a hedge of an anticipated transaction which is no longer likely to occur, are recognized immediately in the statement of earnings.

The Company uses forward contracts to reduce fluctuations in foreign currency cash flows related to third party raw material purchases, intercompany product
shipments, and intercompany loans.   Foreign currency contracts are
marked-to-market with net amounts due to or from counter parties recorded in accounts receivable or payable. For contracts hedging firm commitments, mark-to-market gains and losses are deferred and recognized as an adjustment to the basis of the transaction. For all other contracts, mark-to-market gains and losses are recognized currently in other income or expense, generally offsetting gains and losses from underlying hedged transactions. The Company also uses forward contracts to reduce fluctuations in the value of foreign currency investments in subsidiaries. These contracts are accounted for as described above, except that mark-to-market adjustments are recorded in the cumulative translation adjustment component of shareholders' equity.

The Company uses currency and interest rate swaps, including forward swaps, to reduce interest rate volatility and funding costs associated with certain debt issues. Interest rate forward swaps are marked-to-market with net amounts due to or from counter parties recorded in interest receivable or payable. Mark-to-market gains and losses are deferred and recognized over the life of the debt issue as a component of interest expense. For other swaps entered into concurrently with the debt issue, the interest or currency differential to be paid or received on the swap is recognized in the statement of earnings as incurred, as a component of interest expense. If a swap position were to be terminated prior to maturity, the gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt issue or would be recognized immediately if the underlying debt issue was settled prior to maturity.

The Company uses commodity futures and options to reduce fluctuations in raw material costs. Commodity contracts are marked-to-market with net amounts due to or from brokers recorded in accounts receivable or payable. Mark-to-market gains and losses are deferred and recognized as an adjustment to the basis of the underlying hedged raw material purchase.

The cash flows related to derivative financial instruments are classified in the statement of cash flows in a manner consistent with those of the transactions being hedged.

3.  Non-recurring charges
Operating profit for the three and six months ended June 30, 1997, includes non-recurring charges of $12.2 million ($8.0 million after tax or $.04 per share). Operating profit for the three months ended June 30, 1996, includes non-recurring charges of $26.1 million ($16.9 million after tax or $.08 per share), and for the six month period, $35.6 million ($23.0 million after tax or $.11 per share). These charges primarily relate to ongoing productivity and operational streamlining initiatives in the U.S., Europe, and other international locations, and are comprised principally of expenditures for employee severance, training and relocation; associated management consulting; and production redeployment.

4.  Earnings per share
Earnings per share are based on the weighted average shares outstanding as presented. The potential dilution of earnings per share from the exercise of stock options is not material.

On August 1, 1997, the Company's Board of Directors approved a 2-for-1 stock split to shareholders of record at the close of business August 8, 1997, effective August 22, 1997. The proforma effect of applying the stock split is presented in the Consolidated Statement of Earnings.

5. Long-term Debt
On January 29, 1997, the Company issued $500 million of seven-year 6.625% fixed rate Euro Dollar Notes. In conjunction with this issuance, the Company settled $500 million notional amount of interest rate forward swap agreements, which effectively fixed the interest rate on the debt at 6.354%. The primary purpose of this debt issuance was to finance the December 1996 acquisition of the Lender's Bagels business.

The remainder of long-term debt outstanding at quarter-end consisted principally of $200 million of three-year notes issued in 1994, $200 million of five-year notes issued in 1993, and $300 million of five-year notes issued in 1992.

The $200 million of three-year notes and the $300 million of five-year notes will mature during the third quarter of 1997. To replace these maturing notes, the Company issued $500 million of four-year 6.125% Euro Dollar Notes on August 5, 1997. In conjunction with this issuance, the Company settled $400 million notional amount of interest rate forward swap agreements which effectively fixed the interest rate on the debt at 6.4%. The $500 million of current maturities were classified as long-term debt as of June 30, 1997.

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

For the second quarter of 1997, Kellogg Company reported net earnings of $163.6 million and net earnings per share of $.79, compared to 1996 net earnings of $78.1 million and net earnings per share of $.37. For the June year-to-date period, the Company reported net earnings of $324.2 million and net earnings per share of $1.56, compared to 1996 net earnings of $284.2 million and net earnings per share of $1.33.

During the current and prior-year periods, the Company reported non-recurring charges related to productivity and operational streamlining initiatives which have been excluded from all applicable amounts presented below for purposes of comparison between years. Refer to the section below on streamlining initiatives for more information.

Excluding non-recurring charges, the Company reported second quarter 1997 net earnings per share of $.83, compared to $.45 in the second quarter of 1996, a period during which results were significantly impacted by unfavorable competitive conditions in the Company's U.S. and United Kingdom cereal markets. On a year-to-date basis, net earnings per share were $1.60, an 11.1% increase over the prior-year results of $1.44. The year-over-year increase in net earnings per share of $.16 was derived from $.09 of business growth, $.04 of common stock repurchases, and $.03 in favorable tax rate movements. The business growth was principally attributable to cereal volume growth in all four of the Company's global operating regions, continued double-digit growth in other convenience foods volume, and reductions in manufacturing and marketing costs.

The Company achieved the following volume growth results for the 1997 second quarter and June year-to-date periods:

            =========================================================
            VOLUME CATEGORY                   QUARTER        YEAR-TO-
                                                              DATE
            =========================================================
            Global Cereal                        5.5%          3.0%
            ---------------------------------------------------------
            U.S. Cereal                          6.6%          2.3%
            ---------------------------------------------------------
            Global Total                        14.1%         12.2%
            ---------------------------------------------------------
            Global Total excluding Lender's*     7.8%          5.2%
            =========================================================

* Lender's Bagels business acquired in December 1996.

For the quarter, the significant increase in U.S. cereal volume more than offset a decline in Canada, resulting in net growth within the Company's North American region. The Company's European region achieved record quarterly volume levels, buoyed by a return to growth in the United Kingdom cereal market. Volume declines in Australia were more than offset by strong increases in other markets within the Company's Asia-Pacific region. The Company's Latin American region experienced double-digit growth for the quarter. The Company's other convenience foods business achieved strong double-digit growth for both the quarter and year-to-date periods.

For the quarter, consolidated net sales increased 4.1%, with the favorable volume impact being partially offset by unfavorable pricing, product mix, and foreign currency movements. On a year-to-date basis, these unfavorable factors more than offset the favorable volume impact, resulting in a .8% decrease in consolidated net sales. The unfavorable pricing impact primarily relates to reductions implemented by the Company during the second quarter of 1996, averaging 19% on brands comprising approximately two-thirds of its U.S. cereal business. Excluding the Lender's business, consolidated net sales increased 1.5% for the quarter and decreased 3.6% on a year-to-date basis.

Margin performance for the quarter and year-to-date periods was:


===========================================================================================
                            SECOND QUARTER                       YEAR-TO-DATE
===========================================================================================
                                        FAVORABLE                               FAVORABLE
                   1997     1996      (UNFAVORABLE)         1997       1996   (UNFAVORABLE)
                                        CHANGE                                    CHANGE
===========================================================================================
Gross Margin      52.9%     53.1%         (.2%)            51.9%        54.5%    (2.6%)
-------------------------------------------------------------------------------------------
SGA%*             35.9%     42.9%         7.0%             35.2%        39.4%     4.2%
-------------------------------------------------------------------------------------------
Operating Margin  16.9%     10.2%         6.7%             16.7%        15.0%     1.7%
-------------------------------------------------------------------------------------------
Net Margin        10.0%      5.7%         4.3%              9.7%         8.9%      .8%
===========================================================================================

*   Selling, general, and administrative expense as a percentage of net sales

Gross margin performance was consistent with net sales movements and was benefitted by year-over-year operational cost-savings. The significant improvement in SGA% primarily reflects reduced advertising and promotional spending in the U.S. market, in line with the Company's integrated pricing strategy. Additionally, the first half of 1996 included a relatively high level of spending related to the Company's 90th Anniversary promotional programs, implementation costs associated with pricing actions, and competitive conditions in the U.S. cereal market.

The year-over-year improvement in net margin was less than the improvement in operating margin, principally due to higher interest expense, partially offset by favorable income tax rate movements. The higher interest expense results from increased debt levels to fund the Lender's Bagels business acquisition and the Company's common stock repurchase program. The lower effective tax rate is primarily due to favorable audit and other adjustments in several jurisdictions. Information on interest expense and tax rates is presented below:


=================================================================================================
                           SECOND QUARTER                         YEAR-TO-DATE
=================================================================================================
                                        FAVORABLE                             FAVORABLE
                     1997      1996   (UNFAVORABLE)       1997     1996  (UNFAVORABLE)
                                        CHANGE                                CHANGE
=================================================================================================
INTEREST EXPENSE
(MILLIONS):
-------------------------------------------------------------------------------------------------
  As Reported         $ 27.0   $ 16.1                       $52.4   $29.8
-------------------------------------------------------------------------------------------------
  Capitalized            2.3       .7                         4.3     1.4
-------------------------------------------------------------------------------------------------
  Gross                $29.3    $16.8   ($12.5)             $56.7   $31.2      ($25.5)
-------------------------------------------------------------------------------------------------

=================================================================================================
EFFECTIVE INCOME
TAX RATE               35.6%     37.5%     1.9%              35.9%   36.9%        1.0%
=================================================================================================

Liquidity and capital resources
The Company's financial condition remained strong throughout the first half of 1997. A strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company's operational needs.

Year-to-date, net cash provided by operating activities was $414.3 million, compared to the prior year level of $308.9 million, with the increase due
principally to higher earnings and favorable working capital movements.   The
ratio of current assets to current liabilities was .8 at June 30, 1997, as compared to .7 at December 31, 1996.

Net cash used in investing activities was $139.9 million, principally comprised of $131.9 million in capital spending.

Net cash used in financing activities was $307.0 million, primarily related to common stock repurchases of $250.4 million and dividend payments of $174.8 million, partially offset by a net increase in total debt of $98.1 million. On a year-to-date basis, dividends paid per share of common stock increased 8% over the prior year.

Under existing plans authorized by the Company's Board of Directors, management spent $250.4 million during the first half of 1997 to repurchase 3.5 million shares of the Company's common stock at an average price of $71 per share. The open repurchase authorization as of June 30, 1997, was $164.7 million.

On August 1, 1997, the Company's Board of Directors approved a 2-for-1 stock split to shareholders of record at the close of business August 8, 1997, effective August 22, 1997. The proforma impact of this split on net earnings per share is presented in the Consolidated Statement of Earnings.

On January 29, 1997, the Company issued $500 million of seven-year 6.625% fixed rate Euro Dollar Notes. In conjunction with this issuance, the Company settled $500 million notional amount of interest rate forward swap agreements which effectively fixed the interest rate on the debt at 6.354%. The primary purpose of this debt issuance was to finance the December 1996 acquisition of the Lender's Bagels business.

The remainder of long-term debt outstanding at quarter-end consisted principally of $200 million of three-year notes issued in 1994, $200 million of five-year notes issued in 1993, and $300 million of five-year notes issued in 1992.

The $200 million of three-year notes and the $300 million of five-year notes will mature during the third quarter of 1997. To replace these maturing notes, the Company issued $500 million of four-year 6.125% fixed rate Euro Dollar Notes on August 5, 1997. In conjunction with this issuance, the Company settled $400 million notional amount of interest rate forward swap agreements which effectively fixed the interest rate on the debt at 6.4%. The $500 million of current maturities were classified as long-term debt as of June 30, 1997.

Short-term debt outstanding at year-end consisted principally of U.S. commercial paper. The ratio of total debt to market capitalization at June 30, 1997, was 11%, down from 14% at December 31, 1996, principally due to an increase in the market price of the Company's stock since that date.

At June 30, 1997, the Company had available an unused "shelf registration" of $200 million with the Securities and Exchange Commission to provide for the issuance of debt in the United States. The proceeds of such an offering would be added to the Company's working capital and be available for general corporate purposes.

On April 15, 1997, the Company entered into standby lines of credit totaling $600 million, with $200 million expiring in 1998 and $400 million expiring in
2002.   These lines, which replace $200 million in standby lines of credit outstanding at December 31, 1996, are maintained as security for performance on the Company's commercial paper and are unused.

Streamlining Initiatives
Beginning in 1995 to the present, management has commenced numerous productivity and operational streamlining initiatives in the U.S., Europe, and other international locations in an effort to optimize the Company's cost structure and move toward a global business model. The consolidation of functions and the rationalization of capacity resulted in elimination of approximately 2,000 employee positions by the end of 1996 and is expected to result in a further reduction of 600 positions by year-end 1997. The costs of these programs have been reported throughout 1995-1997 as non-recurring charges.

Operating profit for the three and six months ended June 30, 1997, includes non-recurring charges of $12.2 million ($8.0 million after tax or $.04 per share). Operating profit for the three months ended June 30, 1996, includes non-recurring charges of $26.1 million ($16.9 million after tax or $.08 per share), and for the six month period, $35.6 million ($23.0 million after tax or $.11 per share). These charges were comprised principally of expenditures for employee severance, training, and relocation; associated management consulting; and production redeployment.

From these programs, the Company expects to achieve average annual pre-tax savings of approximately $160 million in 1997 and future years (compared to the base year of 1995). These savings are not necessarily indicative of future incremental earnings due to management's commitment to invest in competitive business strategies, new markets, and growth opportunities.

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

Full Year Outlook
Management believes the Company's implementation of certain pricing measures during 1996 improved the long-term brand value proposition to the consumer, but negatively impacted profitability in the short term, extending through the first quarter of 1997. Based on the results achieved during the second quarter of 1997, combined with the expectation of benefits to be derived from the continued implementation of its global business model, management believes the Company is well-positioned to deliver sales and earnings growth during the remainder of the year. The Company will continue to identify and pursue streamlining and productivity initiatives to optimize its cost structure.

On April 15, 1997, the Company entered into standby lines of credit totaling $600 million, with $200 million expiring in 1998 and $400 million expiring in
2002.   These lines, which replace $200 million in standby lines of credit outstanding at December 31, 1996, are maintained as security for performance on the Company's commercial paper and are unused.

Streamlining Initiatives
Beginning in 1995 to the present, management has commenced numerous productivity and operational streamlining initiatives in the U.S., Europe, and other international locations in an effort to optimize the Company's cost structure and move toward a global business model. The consolidation of functions and the rationalization of capacity resulted in elimination of approximately 2,000 employee positions by the end of 1996 and is expected to result in a further reduction of 600 positions by year-end 1997. The costs of these programs have been reported throughout 1995-1997 as non-recurring charges.

Operating profit for the three and six months ended June 30, 1997, includes non-recurring charges of $12.2 million ($8.0 million after tax or $.04 per share). Operating profit for the three months ended June 30, 1996, includes non-recurring charges of $26.1 million ($16.9 million after tax or $.08 per share), and for the six month period, $35.6 million ($23.0 million after tax or $.11 per share). These charges were comprised principally of expenditures for employee severance, training, and relocation; associated management consulting; and production redeployment.

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

Full Year Outlook
Management believes the Company's implementation of certain pricing measures during 1996 improved the long-term brand value proposition to the consumer, but negatively impacted profitability in the short term, extending through the first quarter of 1997. Based on the results achieved during the second quarter of 1997, combined with the expectation of benefits to be derived from the continued implementation of its global business model, management believes the Company is well-positioned to deliver sales and earnings growth during the remainder of the year. The Company will continue to identify and pursue streamlining and productivity initiatives to optimize its cost structure.

Additional expectations for 1997 include a gross profit margin of 51-52%, an SG&A% of 34-35%, an effective tax rate of approximately 36%, capital spending of approximately $300 million, and common stock repurchase activity for the full year of approximately $415 million. Management expects total interest expense for 1997 to increase by approximately 70% over 1996 due to higher debt levels.

During May 1997, the SEC issued disclosure guidance concerning the "Year 2000 Problem" related to the inability of certain computer software programs to process 2-digit year-date codes ( for example, "00") after December 31, 1999. To address this matter, the Company has formed a global task force which is performing a global risk assessment and formulating an action plan to modify program codes where necessary. Because of significant other systems initiatives currently under way, management believes that the total cost of the Year 2000 plan will not be significant to the Company's financial results. However, management does believe that failure by the Company, its customers, or vendors, to complete the necessary work in a timely manner could result in material financial risk, and is committed to devoting the necessary resources to prevent such a failure.

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

The foregoing projections of volume growth, profitability, capital spending, shareholder dividends, and common stock repurchase activity are forward-looking statements which involve risks and uncertainties. Actual 1997 results may differ materially due to the impact of competitive conditions, marketing spending and/or incremental pricing actions on actual volumes and product mix; the levels of spending on capital, continued streamlining initiatives, and other general and administrative costs; raw material price and labor cost fluctuations; changes in statutory tax law; interest rates available on short-term financing; the impact of stock market conditions on common stock repurchase activity; and other items.

                                KELLOGG COMPANY

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders


  (a)    The Company's Annual Meeting of Stockholders was held on April 25,
         1997.

         Represented at the Meeting, either in person or by proxy, were 187,644,448 voting shares, of a total 208,986,548 voting shares outstanding. The matters voted upon at the Meeting are described in
         (c) below.

  (c)(i) To elect three (3) directors to serve for three-year (3) terms expiring at the 2000 Annual Meeting of Stockholders or until their respective successors are elected and qualified. All nominees are named below.

         Arnold G. Langbo
         Votes for Election -           185,731,291
         Votes Withheld -                 1,913,157

         J. Richard Munro
         Votes for Election -           185,789,264
         Votes Withheld -                 1,855,184

         Harold A. Poling
         Votes for Election -           185,735,797
         Votes Withheld -                 1,908,651

         There were no votes against, abstentions, or broker non-votes with respect to the election of any nominee named above.

  (ii) To approve amendment to the Company's Key Employee Long Term Incentive Plan to put a maximum on the amount of awards that may be granted under the Plan.

         Votes for Proposal -           182,835,035
         Votes Against Proposal -         4,024,446
         Votes Abstaining -                 784,917

         Broker Non-votes -                      50
         Votes Withheld -                         0

      (iii)   To approve adoption of the CERES Principles.

              Votes for Proposal -              12,060,506
              Votes Against Proposal -         161,861,106
              Votes Abstaining -                 4,581,499

              Broker Non-votes -                 9,141,335
              Votes Withheld -                           0


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

     10.01- Key Employee Long Term Incentive Plan, as amended.

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




                                     KELLOGG COMPANY


                                     /s/ J. R. Hinton
                                     _______________________________


                                     J.R. Hinton
                                     Principal Financial Officer;
                                     Senior Vice President - Administration



                                     /s/ A. Taylor
                                     _______________________________

                                     A. Taylor
                                     Principal Accounting Officer;
                                     Vice President and Corporate Controller

Date: August 12, 1997

                                KELLOGG COMPANY
                                 EXHIBIT INDEX


            Number  Description

            10.01   Key Employee Long Term Incentive Plan, as amended

            27.01   Financial Data Schedule