Form 10-Q
period 1997-09-30
KELLOGG CO
filed 1997-11-12
CIK 55067

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

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

                         Yes  X       No
                             ----       ----

         Common Stock outstanding October 31, 1997 - 410,911,431 shares

                                 KELLOGG COMPANY

                                      INDEX


                                                                           Page
                                                                           ----
PART I - Financial Information

Item 1:
   Consolidated Balance Sheet - September 30, 1997 and December 31, 1996   2

   Consolidated Statement of Earnings - three and nine months ended
   September 30, 1997 and 1996                                             3

   Consolidated Statement of Cash Flows - nine months ended
   September 30, 1997 and 1996                                             4

   Notes to Consolidated Financial Statements                              5-8


Item 2:
   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                             9-15



PART II - Other Information

Item 4:
   Submission of Matters to a Vote of Security Holders                     16

Item 6:
   Exhibits and Reports on Form 8-K                                        16


Signatures                                                                 17


Exhibit Index                                                              18

CONSOLIDATED BALANCE SHEET
==============================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                                              SEPTEMBER 30,     DECEMBER 31,
(millions, except share data)                                                         1997             1996
                                                                                (unaudited)             *
--------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                           $274.4           $243.8
Accounts receivable, net                                                             664.2            592.3
Inventories:
    Raw materials and supplies                                                       152.2            135.2
    Finished goods and materials in process                                          288.1            289.7
Other current assets                                                                 294.6            267.6
--------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                               1,673.5          1,528.6
PROPERTY,  net of accumulated depreciation
  of $2,194.0 and $2,087.2                                                         2,868.0          2,932.9
OTHER ASSETS                                                                         628.0            588.5
--------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                      $5,169.5         $5,050.0
==============================================================================================================
CURRENT LIABILITIES
Current maturities of long-term debt                                                  $5.7           $501.2
Notes payable                                                                        781.6            652.6
Accounts payable                                                                     371.9            335.2
Income taxes                                                                          83.0             50.5
Accrued liabilities                                                                  708.0            659.5
--------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                          1,950.2          2,199.0

LONG-TERM DEBT                                                                     1,218.7            726.7
NONPENSION POSTRETIREMENT BENEFITS                                                   444.9            494.2
DEFERRED INCOME TAXES AND OTHER LIABILITIES                                          368.0            347.7

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                                                         103.6             77.9
Capital in excess of par value                                                        80.6            123.9
Retained earnings                                                                  1,318.2          4,150.3
Treasury stock, at cost                                                              (62.0)        (2,903.4)
Currency translation adjustment                                                     (252.7)          (166.3)
--------------------------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                         1,187.7          1,282.4
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $5,169.5         $5,050.0
==============================================================================================================
*Condensed from audited financial statements.

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF EARNINGS     (RESULTS ARE UNAUDITED)
===============================================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                             Three months ended September 30,  Nine months ended September 30,
(millions, except per share data)                                 1997            1996               1997           1996
-------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                       $1,803.8        $1,681.6           $5,212.4       $5,118.9
-------------------------------------------------------------------------------------------------------------------------------

Cost of goods sold                                                 859.4           816.0            2,498.2        2,381.6
Selling and administrative expense                                 587.8           562.3            1,789.0        1,918.0
Non-recurring charges                                                9.7            24.8               21.9           60.4
-------------------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                                   346.9           278.5              903.3          758.9
-------------------------------------------------------------------------------------------------------------------------------

Interest expense                                                    27.7            16.8               80.1           46.6
Other income (expense), net                                         (2.7)           (2.6)              (0.5)          (1.9)
-------------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                       316.5           259.1              822.7          710.4
Income taxes                                                       109.3            99.6              291.3          266.7
-------------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                      $207.2          $159.5             $531.4         $443.7
===============================================================================================================================
EARNINGS PER SHARE                                                  $.50            $.38              $1.28          $1.04

DIVIDENDS PER SHARE                                                $.225            $.21              $.645           $.60

AVERAGE SHARES OUTSTANDING                                         412.6           423.2              415.1          426.3
-------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS    (RESULTS ARE UNAUDITED)
========================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                                        Nine months ended September 30,
(millions)                                                                  1997                 1996
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net earnings                                                               $531.4               $443.7
Items in net earnings not requiring (providing) cash:
  Depreciation and amortization                                             209.7                185.5
  Deferred income taxes                                                      31.5                  4.7
  Non-recurring charges, net of cash paid                                     4.3                 18.4
  Other                                                                      (6.7)                35.2
Postretirement benefit plan contributions                                   (88.7)               (55.4)
Changes in operating assets and liabilities                                  17.6                (77.0)
--------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   699.1                555.1
--------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to properties                                                    (220.4)              (199.0)
Acquisitions of businesses                                                  (24.1)                   -
Other                                                                         9.0                 18.3
--------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                      (235.5)              (180.7)
--------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net (retirements) issuances of notes payable                               (371.0)               382.7
Issuance of long-term debt                                                1,000.0                     -
Reductions of long-term debt                                               (510.0)                (4.9)
Issuances of common stock                                                    62.0                 10.6
Common stock repurchases                                                   (334.0)              (427.5)
Cash dividends                                                             (267.7)              (255.7)
--------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                      (420.7)              (294.8)
--------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                     (12.3)                (1.1)
--------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                        30.6                 78.5
Cash and cash equivalents at beginning of period                            243.8                221.9
--------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $274.4               $300.4
========================================================================================================

See accompanying notes to consolidated financial statements.

                   Notes to Consolidated Financial Statements
            for the nine months ended September 30, 1997 (Unaudited)

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

The results of operations for the three and nine months ended September 30, 1997, are not necessarily indicative of the results to be expected for other interim periods or the full year.

2. Derivative Financial and Commodity Instruments
In January 1997, the Securities and Exchange Commission issued new rules requiring expanded disclosure for "market risk-sensitive" financial instruments. These rules will be fully effective for the Company's annual financial statements for the year ended December 31, 1997. As required for this interim filing, specific information on the Company's accounting policies with regard to activities in derivative financial and commodity instruments is provided below.

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

The Company uses forward contracts to reduce fluctuations in foreign currency cash flows related to third-party purchases, intercompany product shipments, and intercompany loans. Foreign currency contracts are marked- to-market with net amounts due to or from counter parties recorded in accounts receivable or payable. For contracts hedging firm commitments, mark-to-market gains and losses are deferred and recognized as adjustments to the basis of the transaction. For all other contracts, mark-to-market gains and losses are recognized currently in other income or expense, generally offsetting gains and losses from underlying hedged transactions. The Company also uses forward contracts to reduce fluctuations in the value of foreign currency investments in subsidiaries. These contracts are accounted for as described above, except that mark-to-market adjustments are recorded in the cumulative translation adjustment component of shareholders' equity.

The Company uses interest rate caps, and currency and interest rate swaps, including forward swaps, to reduce interest rate volatility and funding costs associated with certain debt issues. Interest rate forward swaps are marked-to-market with net amounts due to or from counter parties recorded in interest receivable or payable. Mark-to-market gains and losses are deferred and recognized over the life of the debt issue as a component of interest expense. For other caps and swaps entered into concurrently with the debt issue, the interest or currency differential to be paid or received on the instrument is recognized in the statement of earnings as incurred, as a component of interest expense. If a position were to be terminated prior to maturity, the gain or loss realized upon termination would be deferred and amortized to interest expense over the remaining term of the underlying debt issue or would be recognized immediately if the underlying debt issue was settled prior to maturity.

The Company uses commodity futures and options to reduce fluctuations in raw material costs. Commodity contracts are marked-to-market with net amounts due to or from brokers recorded in accounts receivable or payable. Mark-to-market gains and losses are deferred and recognized as adjustments to the basis of the underlying hedged raw material purchase.

The cash flows related to derivative financial instruments are classified in the statement of cash flows in a manner consistent with those of the transactions being hedged.

3.  Non-recurring charges
Operating profit for the three months ended September 30, 1997, includes non-recurring charges of $9.7 million ($6.6 million after tax or $.02 per share), and for the nine month period, $21.9 million ($14.6 million after tax or $.04 per share) . Operating profit for the three months ended September 30, 1996, includes non-recurring charges of $24.8 million ($21.3 million after tax or $.05 per share), and for the nine month period, $60.4 million ($44.3 million after tax or $.10 per share). These charges primarily relate to ongoing productivity and operational streamlining initiatives in the U.S., Europe, and other international locations, and are comprised principally of expenditures for employee severance, benefits, training and relocation; associated management consulting; and production redeployment. The 1996 charges also include a provision of $15 million for the potential settlement of certain international litigation.

4.  Earnings per share
Earnings per share are based on the weighted average shares outstanding as presented. The potential dilution of earnings per share from the exercise of stock options is not material.

On August 1, 1997, the Company's Board of Directors approved a 2-for-1 stock split to shareholders of record at the close of business August 8, 1997, effective August 22, 1997, and also authorized retirement of 105.3 million common shares (pre-split) held in treasury. All per share and shares outstanding data in this filing have been retroactively restated to reflect the stock split. To present the effect of these transactions on the separate components of Shareholders' Equity, the following schedule reconciles balances from December 31, 1996, to September 30, 1997:



============================================================================================================================
                                                                    Capital
Shareholders' equity                                               in excess        Retained          Treasury stock,
(millions)                                  Common stock             of par         earnings              at cost
============================================================================================================================
                                           SHARES    AMOUNT                                           SHARES     AMOUNT
============================================================================================================================
Balance, December 31,                       311.5        $ 77.9          $123.9        $4,150.3        101.9     ($2,903.4)
1996
Net earnings                                                                              531.4
Cash dividends                                                                        (   267.7)
Common stock                                  0.6           0.1            31.9                          3.9     (   290.2)
repurchase*/other-pre-split
Retirement of treasury                     (105.3)      (  26.3)       (   55.8)      ( 3,095.8)      (105.3)      3,177.9
stock
  SUBTOTAL                                  206.8        $ 51.7          $100.0        $1,318.2           .5     ($   15.7)
Stock split                                 206.8          51.7        (   51.7)                          .5
Common stock                                  1.0           0.2            32.3                          1.0     (    46.3)
repurchase*/other-post-split
BALANCE, SEPTEMBER 30,                      414.6        $103.6         $  80.6        $1,318.2          2.0     ($   62.0)
1997
============================================================================================================================


* Summary of share repurchase activity for the nine months ended September 30, 1997 (millions):

   Shares repurchased prior to stock split                             3.9
   Restated for stock split                                            3.9
   Shares repurchased subsequent to stock split                        1.0
                                                                       ---
   Total number of shares repurchased-split adjusted                   8.8
                                                                       ===


5. Notes payable and Long-term debt
Notes payable consist principally of commercial paper borrowings in the United States. Associated with these borrowings, during September 1997, the Company purchased $225 million notional, four-year fixed rate interest rate caps. Under the terms of these caps, if 30-day interest rates increase by more than .5% above current rates (existing at the inception of the cap), the Company will pay a fixed rate on this portion of its commercial paper borrowings. If 30-day rates increase by more than 2% above current rates, the cap will expire.

On January 29, 1997, the Company issued $500 million of seven-year 6.625% fixed rate Euro Dollar Notes. This debt was issued primarily to fund the purchase of the Lender's Bagels business, acquired in December, 1996. In conjunction with this issuance, the Company settled $500 million notional amount of interest rate forward swap agreements, which effectively fixed the interest rate on the debt at 6.354%. Associated with this debt, during September 1997, the Company entered into a $225 million notional, 4 1/2-year fixed-to-floating interest rate swap, indexed to three-month LIBOR. Under the terms of this swap, if three-month LIBOR decreases by more than 1% below current rates (existing at the inception of the swap), the swap will expire.

To replace other long-term debt maturing during the quarter, the Company issued $500 million of four-year 6.125% Euro Dollar Notes on August 5, 1997. In conjunction with this issuance, the Company settled $400 million notional amount of interest rate forward swap agreements which effectively fixed the interest rate on the debt at 6.4%. Associated with this debt, during September 1997, the Company entered into a $200 million notional, four-year fixed-to-floating interest rate swap, indexed to three-month LIBOR.

As of September 30, 1997, other long-term debt consisted principally of $200 million of five-year notes due October 1998.

                                 KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations
Kellogg Company operates in a single industry - manufacturing and marketing grain-based convenience food products including ready-to-eat cereal, toaster pastries, frozen waffles, cereal bars, and bagels throughout the world. The Company leads the global ready-to-eat cereal category, with an estimated 40% annualized share of worldwide volume. Additionally, the Company is the North American market leader in the toaster pastry, cereal/granola bar, frozen waffle, and pre-packaged bagel categories.

For the third quarter of 1997, Kellogg Company reported net earnings of $207.2 million and net earnings per share of $.50, compared to 1996 net earnings of $159.5 million and net earnings per share of $.38. For the September year-to-date period, the Company reported net earnings of $531.4 million and net earnings per share of $1.28, compared to 1996 net earnings of $443.7 million and net earnings per share of $1.04. (All per share amounts reflect the 2-for-1 common stock split effective August 22, 1997.)

During the current and prior-year periods, the Company reported non-recurring charges related to productivity and operational streamlining initiatives which have been excluded from all applicable amounts presented below for purposes of comparison between years. Refer to the section below on streamlining initiatives for more information.

Excluding non-recurring charges, the Company reported third quarter 1997 net earnings per share of $.52, compared to $.43 in the third quarter of 1996. On a year-to-date basis, net earnings per share were $1.32, a 15.8% increase over the prior-year results of $1.14. The year-over-year increase in net earnings per share of $.18 was comprised of $.12 of business growth, $.03 of common stock repurchases, and $.03 in favorable tax rate movements. The business growth was principally attributable to cereal volume growth in the Company's U.S. and Latin American markets, continued double-digit growth in other convenience foods volume, and reductions in manufacturing and marketing costs. Dilution of earnings per share due to results of the Lenders' Bagels business, acquired in December 1996, was $.02 for the quarter and $.03 for the year-to-date period.

The Company achieved the following volume growth for the 1997 third quarter and September year-to-date periods:

==================================================================
          Volume category                Quarter        Year-to-
                                                         date
==================================================================
Global cereal                              4.6%          3.5%
U.S. cereal                                9.0%          4.5%
Global total                              11.0%         11.8%
Global total excluding Lender's*           5.7%          5.4%
==================================================================

* Lender's Bagels business acquired in December 1996.

Management believes that a portion of the significant increase in U.S. cereal shipments during the quarter reflects normalization of retail inventories versus depressed levels in the prior year, and also some forward-buying in anticipation of fourth quarter promotional programs. Softness in the Company's United Kingdom and Australia cereal volume was more than offset by growth in most other non-U.S. markets. The Company's Latin American region achieved record quarterly volume results. Other convenience foods volume continued to increase at double-digit rates, even after excluding results of the Lender's Bagels business.

For the quarter and year-to-date periods, consolidated net sales increased 7.3% and 1.8%, respectively. The favorable impact of strong volumes was partially offset by unfavorable product mix movements and a negative foreign currency impact of 2%. An additional factor impacting the year-to-date comparison was the effect of price reductions implemented by the Company during the second quarter of 1996, averaging 19% on brands comprising approximately two-thirds of its U.S. cereal business. Excluding the Lender's business, consolidated net sales increased 5.2% for the quarter and declined .7% on a year-to-date basis.

Margin performance for the quarter and year-to-date periods was:


====================================================================================
                              Third quarter                 Year-to-date
====================================================================================
                                      FAVORABLE                       FAVORABLE
                        1997  1996  (UNFAVORABLE)  1997     1996    (UNFAVORABLE)
                                       CHANGE                          CHANGE
====================================================================================
Gross margin            52.4% 51.5%         .9%     52.1%    53.5%        (1.4%)
SGA%*                   32.6% 33.4%         .8%     34.3%    37.5%         3.2%
Operating margin        19.8% 18.0%        1.8%     17.8%    16.0%         1.8%
Net margin              11.9% 10.8%        1.1%     10.5%     9.5%         1.0%
====================================================================================

*   Selling, general, and administrative expense as a percentage of net sales

Gross margin performance for the quarter was benefitted by volume increases and year-over-year operational cost savings. For the year-to-date period, these favorable factors were more than offset by the negative impact of prior-year pricing actions. The improvement in SGA% primarily reflects reduced promotional spending in the U.S. market, in line with the Company's integrated pricing strategy. Additionally, the first half of 1996 included a relatively high level of spending related to the Company's 90th Anniversary promotional programs, implementation costs associated with pricing actions, and competitive conditions in the U.S. cereal market.

The year-over-year improvement in net margin was less than the improvement in operating margin, principally due to higher interest expense, partially offset by favorable income tax rate movements. The higher interest expense results from increased debt levels to fund the Lender's Bagels business acquisition and the Company's common stock repurchase program. The lower effective tax rate is primarily due to enactment during the quarter of a 1.5% statutory rate reduction in the United Kingdom, retroactive to January 1, 1997. Information on interest expense and tax rates is presented below:


=======================================================================================================
                                           Third quarter                     Year-to-date
=======================================================================================================
                                                       FAVORABLE                       FAVORABLE
                                   1997     1996     (UNFAVORABLE)   1997    1996    (UNFAVORABLE)
                                                        CHANGE                          CHANGE
=======================================================================================================
INTEREST EXPENSE
(MILLIONS):
    As reported                     $27.7    $16.8                    $80.1   $46.6
    Capitalized                       2.7      1.0                      7.0     2.4
    Gross                           $30.4    $17.8         ($12.6)    $87.1   $49.0          ($38.1)

EFFECTIVE INCOME TAX                34.4%    36.3%            1.9%    35.4%   36.7%             1.3%
RATE
=======================================================================================================

Liquidity and capital resources
The Company's financial condition remained strong throughout the 1997 year-to-date period. A strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company's operational needs.

Year-to-date, net cash provided by operating activities was $699.1 million, compared to the prior year level of $555.1 million, with the increase due principally to higher earnings and favorable working capital movements. The ratio of current assets to current liabilities was .9 at September 30, 1997, as compared to .7 at December 31, 1996.

Net cash used in investing activities was $235.5 million, principally comprised of $220.4 million in property additions.

Net cash used in financing activities was $420.7 million, primarily related to common stock repurchases of $334.0 million and dividend payments of $267.7 million, partially offset by a net increase in total debt of $119 million.

On August 1, 1997, the Company's Board of Directors approved a 2-for-1 stock split to shareholders of record at the close of business August 8, 1997, effective August 22, 1997, and also authorized retirement of 105.3 million common shares (pre-split) held in treasury. All per share and shares outstanding data in this filing have been restated retroactively to reflect the stock split.

Under existing plans authorized by the Company's Board of Directors, management spent $334.0 million during the year-to-date period to repurchase 8.8 million shares (on a post-split basis) of the Company's common stock at an average price of $37.76 per share. The open repurchase authorization as of September 30, 1997, was $81.1 million.

On October 31, 1997, the Company's Board of Directors declared a regular dividend of $.225 per common share, payable December 15, 1997, to shareholders of record at the close of business on November 28, 1997. This declaration brings the Company's total 1997 dividend payment to $.87, a 7.4% increase over the prior year payment of $.81.

Notes payable consist principally of commercial paper borrowings in the United States. Associated with these borrowings, during September 1997, the Company purchased $225 million notional, four-year fixed rate interest rate caps. Under the terms of these caps, if 30-day interest rates increase by more than .5% above current rates (existing at the inception of the cap), the Company will pay a fixed rate on this portion of its commercial paper borrowings. If 30-day rates increase by more than 2% above current rates, the cap will expire.

On January 29, 1997, the Company issued $500 million of seven-year 6.625% fixed rate Euro Dollar Notes. This debt was issued primarily to fund the purchase of the Lender's Bagels business, acquired in December 1996. In conjunction with this issuance, the Company settled $500 million notional amount of interest rate forward swap agreements, which effectively fixed the interest rate on the debt at 6.354%. Associated with this debt, during September 1997, the Company entered into a $225 million notional, 4 1/2-year fixed-to-floating interest rate swap, indexed to three-month LIBOR. Under the terms of this swap, if three-month LIBOR decreases by more than 1% below current rates (existing at the inception of the swap), the swap will expire.

To replace other long-term debt maturing during the quarter, the Company issued $500 million of four-year 6.125% Euro Dollar Notes on August 5, 1997. In conjunction with this issuance, the Company settled $400 million notional amount of interest rate forward swap agreements which effectively fixed the interest rate on the debt at 6.4%. Associated with this debt, during September 1997, the Company entered into a $200 million notional, four-year fixed-to-floating interest rate swap, indexed to three-month LIBOR.

As of September 30, 1997, other long-term debt consisted principally of $200 million of five-year notes due October 1998.

The ratio of total debt to market capitalization at September 30, 1997, was 12%, down from 14% at December 31, 1996, principally due to an increase in the market price of the Company's stock since that date.

At September 30, 1997, the Company had available an unused "shelf registration" of $200 million with the Securities and Exchange Commission to provide for the issuance of debt in the United States. The proceeds of such an offering would be added to the Company's working capital and be available for general corporate purposes.

On April 15, 1997, the Company entered into standby lines of credit totaling $600 million, with $200 million expiring in 1998 and $400 million expiring in 2002. These lines, which replace $200 million in standby lines of credit outstanding at December 31, 1996, are maintained as security for performance on the Company's commercial paper and are unused.

Streamlining Initiatives
From 1995 to the present, management has commenced major productivity and operational streamlining initiatives in the U.S., Europe, and other international locations in an effort to optimize the Company's cost structure and move toward a global business model. The incremental costs of these programs have been reported throughout 1995-1997 as non-recurring charges.

Operating profit for the three months ended September 30, 1997, includes non-recurring charges of $9.7 million ($6.6 million after tax or $.02 per share), and for the nine month period, $21.9 million ($14.6 million after tax or $.04 per share). Operating profit for the three months ended September 30, 1996, includes non-recurring charges of $24.8 million ($21.3 million after tax or $.05 per share), and for the nine month period, $60.4 million ($44.3 million after tax or $.10 per share). These charges are comprised principally of expenditures for employee severance, benefits, training and relocation; associated management consulting; and production redeployment. The 1996 charges also include a provision of $15 million for the potential settlement of certain international litigation.

Furthering the streamlining of pan-European operations, on October 17, 1997, management announced its decision to close cereal manufacturing facilities in Riga, Latvia; Svendborg, Denmark; and Verola, Italy, impacting approximately 400 employees at these facilities. The Company will move production, as needed, to other European facilities in the United Kingdom, Germany, and Spain. Management believes that this action is key to achieving a flexible, integrated network of manufacturing and distribution across Europe, and will generate $60-$70 million annual pre-tax savings when fully implemented. As a result of these plant closings, combined with related initiatives to optimize its European distribution network, the Company expects to record pre-tax non-recurring charges in the quarter ended December 31, 1997, of up to $150 million. Approximately 40% of the total charges are expected to consist of employee separation benefits, equipment removal, and other anticipated cash outlays, with the balance representing asset write-downs.

All streamlining programs, including the aforementioned pan-European initiatives, are expected to result in the elimination of approximately 3,000 employee positions by the end of 1998, with approximately 80% of this headcount reduction already achieved. These programs are expected to deliver average annual pre-tax savings in excess of $200 million by the year 2000, with approximately 75% of that amount being realized currently. These savings are not necessarily indicative of future incremental earnings due to management's commitment to invest in competitive business strategies, new markets, and growth opportunities.

The foregoing discussion of streamlining initiatives contains forward-looking statements regarding non-recurring charges to be recognized, headcount reductions, cash requirements, and realizable savings. Actual amounts may vary depending on the final determination of important factors such as identification of specific employees to be separated from pre-determined pools; the impact of attrition on involuntary separation programs; the level of employee participation in out-placement programs, health care, and other separation benefits; actual amounts of asset removal and relocation costs; dates of asset disposal and costs to maintain assets up to the date of disposal; proceeds from asset disposals; final negotiation of third party contract buy-outs; and other items.

Full Year Outlook
Management is not aware of any adverse trends that would materially affect the Company's strong financial position. Should suitable investment opportunities or working capital needs arise that would require additional financing, management believes that the Company's strong credit rating, balance sheet, and earnings history provide a base for obtaining additional financial resources at competitive rates and terms. Based on the results achieved during the second and third quarters of 1997, combined with the expectation of benefits to be derived from the continued implementation of its global business model, management believes the Company is well-positioned to deliver sales and earnings growth for the full year 1997. The Company will continue to identify and pursue streamlining and productivity initiatives to optimize its cost structure.

Additional expectations for 1997 include a gross profit margin of 51-52%, an SG&A% of 34-35%, an effective income tax rate of 35-36%, capital spending of $300-$350 million, and common stock repurchase activity for the full year of approximately $415 million. Management expects 1997 interest expense to exceed the prior year amount by approximately 70% due to higher debt levels.

During May 1997, the SEC issued disclosure guidance concerning the "Year 2000 Problem" related to the inability of certain computer software programs to process 2-digit year-date codes (for example, "00") after December 31, 1999. To address this matter, the Company formed a global task force which is performing a global risk assessment and executing actions plans, as necessary. Because of significant other systems initiatives currently under way, management believes that the total cost of the Year 2000 plan will not be significant to the Company's financial results. However, management does believe that failure by the Company, its customers, or vendors, to complete the necessary work in a timely manner could result in material financial risk, and is committed to devoting the necessary resources to prevent such a failure.

The foregoing projections of profitability, capital spending, and common stock repurchase activity are forward-looking statements which involve risks and uncertainties. Actual 1997 results may differ materially due to the impact of competitive conditions, marketing spending and/or incremental pricing actions on actual volumes and product mix; the levels of spending on capital, continued streamlining initiatives, and other general and administrative costs; raw material price and labor cost fluctuations; changes in statutory tax law; interest rates available on short-term financing; the impact of stock market conditions on common stock repurchase activity; and other items.

                                 KELLOGG COMPANY

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no submissions of matters to a vote of security holders during the quarter for which the report is filed.




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




                                    KELLOGG COMPANY


                                    /S/ J. R. Hinton
                                    -------------------------------

                                    J. R. Hinton
                                    Principal Financial Officer;
                                    Senior Vice President - Administration



                                    /S/ A. Taylor
                                    -------------------------------

                                    A. Taylor
                                    Principal Accounting Officer;
                                    Vice President and Corporate Controller

Date: November 12, 1997

                                 KELLOGG COMPANY

                                  EXHIBIT INDEX


   Number                  Description
   ------                  -----------
   27.01                   Financial Data Schedule