Form 10-K
period 1997-12-31
KELLOGG CO
filed 1998-03-31
CIK 55067

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $9,389,519,952 as determined by the February 27, 1998 closing price of $42.625 for one share of common stock on the New York Stock Exchange.

As of February 27, 1998, 410,813,655 shares of the common stock of the registrant were issued and outstanding.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997, are incorporated by reference into Part II and Part IV of this Report.

Portions of the registrant's definitive Proxy Statement, dated March 13, 1998, for the Annual Meeting of Stockholders to be held April 24, 1998, are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     The Company. Kellogg Company, incorporated in Delaware in 1922, and its subsidiaries are engaged in the manufacture and marketing of ready-to-eat cereal and other grain-based convenience food products on a worldwide basis. The address of the principal business office of Kellogg Company is One Kellogg Square, P.O. Box 3599, Battle Creek, Michigan 49016-3599. Unless otherwise indicated by the context, the term "Company" as used in this report means Kellogg Company, its divisions and subsidiaries.

     Principal Products. The principal products of the Company are ready-to-eat cereals and other convenience food products which are manufactured in 19 countries and distributed in more than 160 countries. The Company's products are generally marketed under the KELLOGG'S(R) name and are sold principally to the grocery trade through direct sales forces for resale to consumers and through broker and distribution arrangements in less developed market areas.

     Other Convenience Food Products. In the United States and Canada, in addition to ready-to-eat cereals, the Company produces and distributes toaster pastries, bagels, frozen waffles, crispy marshmallow squares, and cereal bars. The Company also markets these and other convenience food products in various locations throughout the world.

     Raw Materials. Agricultural commodities are the principal raw materials used in the Company's products. World supplies and prices of such commodities are constantly monitored, as are government trade policies. The cost of raw materials may fluctuate widely due to government policy and regulation, weather conditions, or other unforeseen circumstances. Continuous efforts are made to maintain and improve the qualities and supplies of raw materials for purposes of the Company's short-term and long-term requirements.

     The principal ingredients in the products produced by the Company in the United States include corn grits, oats, rice, various fruits, sweeteners, wheat, and wheat derivatives. Ingredients are purchased principally from sources in the United States. In producing toaster pastries, bagels, frozen waffles, and cereal bars, the Company may use flour, shortening, sweeteners, dairy products, eggs, fruit, and other filling ingredients, which ingredients are obtained from various sources. Although the Company enters into some long-term contracts, the bulk of such raw materials are purchased on the open market. While the cost of raw materials may increase over time, the Company believes that it will be able to purchase an adequate supply of such raw materials as needed. The Company also uses commodity futures and options to hedge some of its raw material costs. Refer to Note 11 to the Consolidated Financial Statements contained in the Company's Annual Report on pages 30 and 31.

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

     Trademarks and Technology. Generally, the Company's products are marketed under trademarks owned by the Company. The Company's principal trademarks are its housemark, brand names, slogans, and designs related to cereals and other convenience food products manufactured and marketed by the Company. These trademarks include Kellogg's(R), for cereals and other products of the Company and the brand names of certain ready-to-eat cereals, including All-Bran(R), Kellogg's Squares(TM), Apple Jacks(R), Apple Raisin Crisp(R), Apple Cinnamon Rice Krispies(R), Bran Buds(R), Complete(R) Bran Flakes, Cocoa Krispies(R), Common Sense(R), Cruncheroos(R), Kellogg's Corn Flakes(R), Cracklin' Oat Bran(R), Kellogg's(R) Cinnamon Mini-Buns, Crispix(R), Double Dip Crunch(R), Froot Loops(R), Kellogg's Frosted Bran(R), Kellogg's Frosted Flakes(R), Frosted Krispies(R), Frosted Mini-Wheats(R), Fruitful Bran(R), Fruity Marshmallow Krispies(R), Just Right(R), Kellogg's(R) Low Fat Granola, Nut & Honey Crunch(R), Nut & Honey Crunch O's(TM), Muesli(R), Nutri-Grain(R), Corn Pops(R),

Product 19(R), Kellogg's(R) Two Scoops(R) Raisin Bran, Rice Krispies(R), Rice Krispies Treats(R), Smacks(R), Special K(R), Kellogg's Cocoa Frosted Flakes(TM), Razzle Dazzle Rice Krispies(TM), and Kellogg's(R) Honey Crunch Corn Flakes(TM). Additional Company trademarks are the names of certain combinations of Kellogg's(R) ready-to-eat cereals, including Handi-Pak(R), Snack-Pak(R), Fun Pak(R), Jumbo(R) and Variety(R) Pak. Other Company brand names include Kellogg's(R) Corn Flake Crumbs; Croutettes(R) for herb season stuffing mix; Kellogg's(R) Nutri-Grain(R) for cereal bars; Mendelssohn's Bakery(R) for toaster danish; Pop-Tarts(R) for toaster pastries; Eggo(R), Special K(R) and Nutri-Grain(R) for frozen waffles; Lender's(R) for Bagels; and Rice Krispies Treats(TM) for crispy marshmallow squares.

     Company trademarks also include depictions of certain animated characters in conjunction with the Company's products, including Snap!(R)Crackle!(R) Pop!(R)for Kellogg's(R) Frosted Krispies(R), Fruity Marshmallow Krispies(R) and Rice Krispies(R); Tony the Tiger(R) for Kellogg's Frosted Flakes(R); Toucan Sam(R)for Froot Loops(R); Dig 'Em!(R) for Smacks(R); Coco(TM) for Cocoa Krispies(R); and Cornelius(R) and Corny(TM) for Kellogg's Corn Flakes(R).

     The slogans "The Best To You Each Morning"(R), "The Original and Best(R)," and "They're GR-R- GREAT!"(R), used in connection with the Company's ready-to-eat cereals, are also important Company trademarks. The Company's use of the advertising themes "Better Breakfast"(TM), "Get A Taste For The Healthy Life"(TM), and "Cereal...Eat It For Life"(TM) represent part of its effort to establish throughout the United States and the world the concept of a nutritious breakfast.

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

     Customers. The Company is not dependent on any single customer or a few customers for a material part of its sales. Products of the Company are sold through its own sales forces and through broker and distributor arrangements and are generally resold to consumers in retail stores, restaurants, and other food service establishments.

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

     Research and Development. Research to support and expand the use of the Company's existing products and to develop new food products is carried on at the W.K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. The Company's expenditures for research and development were approximately $106.1 million in 1997, $84.3 million in 1996, and $72.2 million in 1995.

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

     Employees. At December 31, 1997, the Company had 14,339 employees.

     Segment and Geographic Information. The Company operates in a single industry, which is the manufacture and marketing of grain-based convenience food products throughout the world. Net sales and operating profit for the years ended December 31, 1997, 1996, and 1995, and identifiable segment assets and corporate assets, consisting principally of cash and cash equivalents, at the related year-ends are presented in Note 13 to the Consolidated Financial Statements on page 31 of the Company's Annual Report.

ITEM 2. PROPERTIES

     The Company's corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.

     The Company operates manufacturing plants and warehouses totaling more than ten million (10,000,000) square feet of building area in the United States and other countries. The Company's plants have been designed and constructed to meet its specific production requirements, and the Company periodically invests money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of other Company plants producing similar products, and other factors. Manufacturing facilities of the Company in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska. The Company's other convenience foods plants are located in San Jose, California; New Haven, Connecticut; West Haven, Connecticut; Atlanta, Georgia; Mattoon, Illinois; Pikeville, Kentucky; Blue Anchor, New Jersey; West Seneca, New York; Muncy, Pennsylvania; and Rossville, Tennessee.

     Outside the United States, the Company has additional manufacturing locations, some with warehousing facilities, in Argentina, Australia, Brazil, Canada, China, Colombia, Ecuador, Germany, Great Britain, Guatemala, India, Japan, Mexico, South Africa, South Korea, Spain, Thailand, and Venezuela.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages as of February 27, 1998, and positions of the executive officers of the Company are listed below together with their business experience. Executive officers are elected annually by the Board of Directors at the meeting immediately following the Annual Meeting of Stockholders.

Arnold G. Langbo
Chairman of the Board, President, and Chief Executive Officer.................60
     Mr. Langbo has been employed by the Company since 1956. He was named President and Chief Operating Officer in 1990 and became Chairman of the Board and Chief Executive Officer in 1992.

William A. Camstra
Vice Chairman.................................................................65
     Mr. Camstra has been employed by the Company since 1956. He was named Executive Vice President of the Company in 1992, President, Kellogg Latin America in 1994, and Vice Chairman in March 1997.

Donald G. Fritz
Executive Vice President, President, Kellogg Europe...........................50
     Mr. Fritz joined Kellogg Canada Inc. in 1979. He was named Executive Vice President of the Company in 1992, and President, Kellogg Europe in 1994.

Jean-Louis Gourbin
Executive Vice President, President, Kellogg Asia-Pacific.....................50
     Mr. Gourbin joined Kellogg France in 1983. He was promoted to President and CEO - Kellogg Canada Inc. in 1990. In 1995, he was named Managing
Director - Kellogg (Aust.) Pty. Ltd. Mr. Gourbin was appointed Executive Vice President and President, Kellogg Asia-Pacific in 1996.

Carlos M. Gutierrez
Executive Vice President - Business Development...............................44
     Mr. Gutierrez joined Kellogg de Mexico in 1975. In 1993, Mr. Gutierrez was promoted to Executive Vice President, Kellogg USA Inc. and General Manager, Kellogg USA Cereal Division. He was appointed Executive Vice President and President, Kellogg Asia-Pacific in 1994, and Executive Vice President - Business Development in 1996.

Alan F. Harris
Executive Vice President, President, Kellogg Latin America....................43
     Mr. Harris joined Kellogg Company of Great Britain Limited in 1984. In 1993, he was appointed President, Kellogg Canada Inc. In 1994, he was promoted to Executive Vice President - Marketing and Sales - Kellogg USA Inc. Mr. Harris was promoted to Executive Vice President and President, Kellogg Latin America in March 1997.

John R. Hinton
Executive Vice President - Administration and Chief Financial Officer.........52
     Mr. Hinton joined the Company as Assistant to the Vice President - Finance in 1979. He was appointed Executive Vice President - Financial Administration and Treasurer for Kellogg USA Inc. in 1993. In 1995, Mr. Hinton was named Senior Vice President - Administration and Chief Financial Officer. In December 1997, Mr. Hinton was named Executive Vice President - Administration and Chief Financial Officer.

Thomas A. Knowlton
Executive Vice President, President, Kellogg North America....................51
     Mr. Knowlton joined Kellogg Canada Inc. in 1980. He was named Executive Vice President of the Company in 1992 and President, Kellogg North America in 1994.

Donald W. Thomason
Executive Vice President - Corporate Services and Technology..................54
     Mr. Thomason has been employed by the Company since 1966. He was named Executive Vice President - Corporate Services and Technology in 1990.

Donna J. Banks
Senior Vice President - Research and Development..............................41
     Dr. Banks joined the Company in 1983. In 1991, she was promoted to Vice President - Research and Development. Dr. Banks became Senior Vice
President - Research and Development in December 1997.

Richard M. Clark
Senior Vice President, General Counsel and Secretary..........................60
     Mr. Clark joined the Company as Senior Vice President, General Counsel and Secretary in 1989.

Robert L. Creviston
Senior Vice President - Human Resources.......................................56
     Mr. Creviston joined the Company as Vice President - Employee Relations in 1982. He was named Senior Vice President - Human Resources in 1991.

Jay W. Shreiner
Senior Vice President and Chief Information Officer...........................48
     Mr. Shreiner joined the Company as Assistant Treasurer in 1983. He was named Vice President - Information Services in 1990 and Senior Vice President and Chief Information Officer in 1995.

Joseph M. Stewart
Senior Vice President - Corporate Affairs.....................................55
     Mr. Stewart has been employed by the Company since 1980. He was named Senior Vice President - Corporate Affairs in 1988.

Michael J. Teale
Senior Vice President - Worldwide Operations and Technology...................53
     Mr. Teale joined Kellogg Company of Great Britain Limited in 1966. He was named Vice President - Cereal Manufacturing of the Company's U.S. Food Products Division in 1990 and Senior Vice President - Worldwide Operations and Technology in 1994.

Alan Taylor
Vice President - Corporate Controller.........................................46
     Mr. Taylor has been employed by the Company since 1982. He served as Director - Finance of Kellogg (Aust.) Pty. Ltd. from 1988 until 1993. He became Controller of the Company in 1993, and was named a Vice President in 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information called for by this Item is set forth on page 31 of the Company's Annual Report in Note 12 to the Consolidated Financial Statements of the Company which is incorporated by reference into Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

     The information called for by this Item is incorporated herein by reference from the chart entitled "Selected Financial Data" on pages 16 and 17 of the Company's Annual Report. Such information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in
Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this Item is incorporated herein by reference from pages 18 through 22 of the Company's Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information called for by this Item is incorporated herein by reference from page 33 of the Company's Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is incorporated herein by reference from pages 23 through 32 of the Company's Annual Report. Supplementary quarterly financial data, which is also incorporated herein by reference, is set forth in
Note 12 to the Consolidated Financial Statements on page 31 of the Company's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors -- Refer to the Company's Proxy Statement dated March 13, 1998, for the Annual Meeting of Stockholders to be held on April 24, 1998, under the caption "Election of Directors" on pages 4 through 6, which information is incorporated herein by reference.

     Executive Officers of the Registrant -- Refer to "Executive Officers of the Registrant" under Item 4A at pages 5 through 6 of this Report.

     For information concerning Section 16(a) of the Securities Exchange Act of 1934, refer to the Company's Proxy Statement dated March 13, 1998, for the Annual Meeting of Stockholders to be held on April 24, 1998, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" at page 11, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Refer to the Company's Proxy Statement dated March 13, 1998, for the Annual Meeting of Stockholders to be held on April 24, 1998, under the captions "Executive Compensation" and "Kellogg Company Retirement Plans" at pages 7 through 10, and 10 through 11, respectively, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Refer to the Company's Proxy Statement dated March 13, 1998, for the Annual Meeting of Stockholders to be held on April 24, 1998, under the caption "Security Ownership" at pages 2 through 3, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Refer to the Company's Proxy Statement dated March 13, 1998, for the Annual Meeting of Stockholders to be held on April 24, 1998, under the caption "Stock Option Loans and Executive Officer Indebtedness" at page 11, which information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

          The following Consolidated Financial Statements and related Notes, together with the Report thereon of Price Waterhouse LLP dated January 30, 1998, appearing on pages 23 through 32 of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997, are incorporated herein by reference:

          (A)1. CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Statement of Earnings for the years ended December 31, 1997, 1996, and 1995.
     Consolidated Statement of Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995.
     Consolidated Balance Sheet at December 31, 1997 and 1996.
     Consolidated Statement of Cash Flows for the years ended December 31, 1997, 1996, and 1995.
     Notes to Consolidated Financial Statements.

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

     This Consolidated Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.

     All other financial statement schedules are omitted because they are not applicable.

          (A)3. EXHIBITS

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
    3.01         Amended Restated Certificate of Incorporation of Kellogg
                 Company, incorporated by reference to Exhibit 3.01 to the
                 Company's Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1996, Commission file number 1-4171.
    3.02         Bylaws of Kellogg Company, as amended, incorporated by
                 reference to Exhibit 3.02 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1995,
                 Commission file number 1-4171.
    4.01         Fiscal Agency Agreement dated as of January 29, 1997,
                 between the Company and Citibank, N.A., Fiscal Agent.
    4.02         Form of Debt Security related to the Fiscal Agency Agreement described in Exhibit 4.01 above.
    4.03         Indenture dated as of August 5, 1997, between the Company
                 and Citibank, N.A., Trustee and Collateral Agent.
    4.04         Form of Debt Security related to the Indenture described in
                 Exhibit 4.03 above.
   10.01         Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983,
                 Commission file number 1-4171.*
   10.02         Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990,
                 Commission file number 1-4171.*

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   10.03         Kellogg Company Supplemental Savings and Investment Plan,
                 incorporated by reference to Exhibit 10.03 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1994, Commission file number 1-4171.*
   10.04         Kellogg Company 1982 Stock Option Plan, as amended on
                 December 7, 1990, incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number
                 1-4171.*
   10.05         Kellogg Company International Retirement Plan.*
   10.06         Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985,
                 Commission file number 1-4171.*
   10.07         Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1991,
                 Commission file number 1-4171.*
   10.08         Kellogg Company Key Employee Long Term Incentive Plan.*
   10.09         Deferred Compensation Plan for Non-Employee Directors,
                 incorporated by reference to Exhibit 10.10 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1993, Commission file number 1-4171.*
   10.10         Kellogg Company Senior Executive Officer Performance Bonus
                 Plan, incorporated by reference to Exhibit 10.10 to the
                 Company's Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1995, Commission file number 1-4171.*
   10.11         Stock Compensation Program for Non-Employee Directors of
                 Kellogg Company, as amended.*
   10.12         Kellogg Company Bonus Replacement Stock Option Plan.*
   10.13         Kellogg Company Executive Compensation Deferral Plan.*
   13.01         Selected portions of page 16 and pages 17 through 33 of the
                 Company's Annual Report to Stockholders for the fiscal year ended December 31, 1997.
   21.01         Domestic and Foreign Subsidiaries of the Company.
   23.01         Consent of Price Waterhouse LLP.
   23.02         Consent of Price Waterhouse LLP.
   24.01         Powers of Attorney authorizing Richard M. Clark to execute the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, on behalf of the Board of
                 Directors, and each of them.
   27.01         Financial Data Schedule.
   99.01         Kellogg Company American Federation of Grain Millers Savings
                 and Investment Plan Annual Report on Form 11-K for the
                 fiscal year ended October 31, 1997.
   99.02         Kellogg Company Salaried Savings and Investment Plan Annual
                 Report on Form 11-K for the fiscal year ended October 31,
                 1997.

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

(B) REPORTS ON FORM 8-K

     None.

                        SCHEDULE II -- VALUATION RESERVE

                                 (in millions)

                                                                1997     1996     1995
                                                                ----     ----     ----
Balance at January 1........................................    $ 6.6    $ 6.4    $ 6.2
Addition charged to costs and expenses......................      2.4      0.7      0.8
Doubtful accounts charged to reserves.......................     (1.0)    (0.4)    (0.5)
Currency translation adjustments............................     (0.5)    (0.1)    (0.1)
                                                                -----    -----    -----
Balance at December 31......................................    $ 7.5    $ 6.6    $ 6.4
                                                                =====    =====    =====

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Kellogg Company

     Our audits of the consolidated financial statements referred to in our report dated January 30, 1998, appearing in the 1997 Annual Report to Stockholders of Kellogg Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE LLP

Battle Creek, Michigan
January 30, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 31st day of March 1998.
                                          KELLOGG COMPANY

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

                      NAME                                       CAPACITY                       DATE
                      ----                                       --------                       ----

              /s/ ARNOLD G. LANGBO                 Chairman of the Board, Chief            March 31, 1998
  ---------------------------------------------      Executive Officer; Director
                Arnold G. Langbo                     (Principal Executive Officer)

               /s/ JOHN R. HINTON                  Executive Vice                          March 31, 1998
  ---------------------------------------------      President-Administration and Chief
                 John R. Hinton                      Financial Officer (Principal
                                                     Financial Officer)

                 /s/ ALAN TAYLOR                   Vice President and Corporate            March 31, 1998
  ---------------------------------------------      Controller (Principal Accounting
                   Alan Taylor                       Officer)

                                                   Director
  ---------------------------------------------
               Benjamin S. Carson

                                                   Director
  ---------------------------------------------
               Carleton S. Fiorina

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

                                                   Director
  ---------------------------------------------
                Russell G. Mawby

                                                   Director
  ---------------------------------------------
                 Ann McLaughlin

                                                   Director
  ---------------------------------------------
                J. Richard Munro

                                                   Director
  ---------------------------------------------
                Harold A. Poling

                                                   Director
  ---------------------------------------------
              William C. Richardson

                                                   Director
  ---------------------------------------------
               Donald H. Rumsfeld

                                                   Director
  ---------------------------------------------
                John L. Zabriskie

            By: /s/ RICHARD M. CLARK                                                       March 31, 1998
     ---------------------------------------
                Richard M. Clark
               As Attorney-in-Fact

                                 EXHIBIT INDEX

                                                                               ELECTRONIC(E)
                                                                                 PAPER(P)
                                                                                INCORP. BY
EXHIBIT NO.                            DESCRIPTION                              REF.(IBRF)
-----------                            -----------                             -------------
    3.01       Amended Restated Certificate of Incorporation of Kellogg
               Company, incorporated by reference to Exhibit 3.01 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1996, Commission file number 1-4171.           IBRF
    3.02       Bylaws of Kellogg Company, as amended, incorporated by
               reference to Exhibit 3.02 to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1995,
               Commission file number 1-4171.                                    IBRF
    4.01       Fiscal Agency Agreement dated as of January 29, 1997,
               between the Company and Citibank, N.A., Fiscal Agent.              E
    4.02       Form of Debt Security related to the Fiscal Agency Agreement
               described in Exhibit 4.01 above.                                   E
    4.03       Indenture dated as of August 5, 1997, between the Company
               and Citibank, N.A., Trustee and Collateral Agent.                  E
    4.04       Form of Debt Security related to the Indenture described in
               Exhibit 4.03 above.                                                E
   10.01       Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983,
               Commission file number 1-4171.*                                   IBRF
   10.02       Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990,
               Commission file number 1-4171.*                                   IBRF
   10.03       Kellogg Company Supplemental Savings and Investment Plan,
               incorporated by reference to Exhibit 10.03 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994, Commission file number 1-4171.*                IBRF
   10.04       Kellogg Company 1982 Stock Option Plan, as amended on
               December 7, 1990, incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number
               1-4171.*                                                          IBRF
   10.05       Kellogg Company International Retirement Plan.*                    E
   10.06       Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985,
               Commission file number 1-4171.*                                   IBRF
   10.07       Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1991,
               Commission file number 1-4171.*                                   IBRF
   10.08       Kellogg Company Key Employee Long Term Incentive Plan.*            E
   10.09       Deferred Compensation Plan for Non-Employee Directors,
               incorporated by reference to Exhibit 10.10 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1993, Commission file number 1-4171.*                IBRF
   10.10       Kellogg Company Senior Executive Officer Performance Bonus
               Plan, incorporated by reference to Exhibit 10.10 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1995, Commission file number 1-4171.*          IBRF

                                                                               ELECTRONIC(E)
                                                                                 PAPER(P)
                                                                                INCORP. BY
EXHIBIT NO.                            DESCRIPTION                              REF.(IBRF)
-----------                            -----------                             -------------
   10.11       Stock Compensation Program for Non-Employee Directors of
               Kellogg Company, as amended.*                                      E
   10.12       Kellogg Company Bonus Replacement Stock Option Plan.*              E
   10.13       Kellogg Company Executive Compensation Deferral Plan.*             E
   13.01       Selected portions of page 16 and pages 17 through 33 of the
               Company's Annual Report to Stockholders for the fiscal year
               ended December 31, 1997.                                           E
   21.01       Domestic and Foreign Subsidiaries of the Company.                  E
   23.01       Consent of Price Waterhouse LLP.                                   E
   23.02       Consent of Price Waterhouse LLP.                                   E
   24.01       Powers of Attorney authorizing Richard M. Clark to execute the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, on behalf of the Board of
               Directors, and each of them.                                       E
   27.01       Financial Data Schedule.                                           E
   99.01       Kellogg Company American Federation of Grain Millers Savings
               and Investment Plan Annual Report on Form 11-K for the
               fiscal year ended October 31, 1997.                                E
   99.02       Kellogg Company Salaried Savings and Investment Plan Annual
               Report on Form 11-K for the fiscal year ended October 31,
               1997.                                                              E

-------------------------
* A management contract or compensatory plan required to be filed with this Report.

     The Company will furnish any of its stockholders a copy of any of the above Exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.