Form 10-Q
period 1998-03-31
KELLOGG CO
filed 1998-05-13
CIK 55067

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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

                              Yes   X   No
                                 -------   ------

          Common Stock outstanding April 30, 1998 - 409,196,656 shares

                                 KELLOGG COMPANY

                                      INDEX



PART I - Financial Information                                              Page

Item 1:
   Consolidated Balance Sheet - March 31, 1998 and December 31, 1997         2

   Consolidated Statement of Earnings - three months ended
   March 31, 1998 and 1997                                                   3

   Consolidated Statement of Cash Flows - three months ended
   March 31, 1998 and 1997                                                   4

   Notes to Consolidated Financial Statements                              5-6


Item 2:
   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                            7-11



PART II - Other Information

Item 4:
   Submission of Matters to a Vote of Security Holders                      12

Item 6:
   Exhibits and Reports on Form 8-K                                         12


Signatures                                                                  13


Exhibit Index                                                               14



CONSOLIDATED BALANCE SHEET
==========================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                               MARCH 31,      December 31,
(millions)                                                          1998              1997
                                                             (unaudited)                 *
------------------------------------------------------------------------------------------

CURRENT ASSETS
Cash and cash equivalents                                      $165.2               $173.2
Accounts receivable, net                                        653.2                587.5
Inventories:
    Raw materials and supplies                                  147.2                135.0
    Finished goods and materials in process                     303.9                299.3
Other current assets                                            308.1                272.7
                                                             -----------------------------

TOTAL CURRENT ASSETS                                          1,577.6              1,467.7
PROPERTY, net of accumulated depreciation
  of $2,230.9 and $2,207.3                                    2,796.3              2,773.3
OTHER ASSETS                                                    658.3                636.6
                                                             -----------------------------

TOTAL ASSETS                                                 $5,032.2             $4,877.6
                                                             =============================
CURRENT LIABILITIES
Current maturities of long-term debt                           $206.3               $211.2
Notes payable                                                   450.2                368.6
Accounts payable                                                344.8                328.0
Income taxes                                                    109.0                 30.5
Other current liabilities                                       652.4                719.0
                                                             -----------------------------

TOTAL CURRENT LIABILITIES                                     1,762.7              1,657.3

LONG-TERM DEBT                                                1,417.7              1,415.4
NONPENSION POSTRETIREMENT BENEFITS                              443.3                444.1
DEFERRED INCOME TAXES AND OTHER LIABILITIES                     376.4                363.3

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                                    103.7                103.7
Capital in excess of par value                                  104.2                 92.6
Retained earnings                                             1,318.7              1,240.4
Treasury stock, at cost                                        (216.5)              (157.3)
Accumulated other comprehensive income                         (278.0)              (281.9)
                                                             -----------------------------

TOTAL SHAREHOLDERS' EQUITY                                    1,032.1                997.5
                                                             -----------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $5,032.2             $4,877.6
                                                             =============================
*Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements






CONSOLIDATED STATEMENT OF EARNINGS                                  (Results are unaudited)
=============================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                               Three months ended March 31,
(millions, except per share data)                               1998                  1997
---------------------------------------------------------------------------------------------

NET SALES                                                      $1,642.9              $1,688.9

                                                              -------------------------------

Cost of goods sold                                                781.8                 828.0
Selling and administrative expense                                562.3                 583.7

                                                             --------------------------------

OPERATING PROFIT                                                  298.8                 277.2

                                                             --------------------------------

Interest expense                                                   29.1                  25.4
Other income (expense), net                                         0.4                   0.2

                                                             --------------------------------

EARNINGS BEFORE INCOME TAXES                                      270.1                 252.0
Income taxes                                                       99.4                  91.4

                                                            ---------------------------------

NET EARNINGS                                                     $170.7                $160.6
                                                            =================================

NET EARNINGS PER SHARE (BASIC AND DILUTED)                          .42                  $.38

DIVIDENDS PER SHARE                                               $.225                 $.210

AVERAGE SHARES OUTSTANDING                                        410.2                 417.9
                                                            ---------------------------------



Refer to Notes to Consolidated Financial Statements




CONSOLIDATED STATEMENT OF CASH FLOWS                             (Results are unaudited)
=====================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                                         Three months ended March 31,
(millions)                                                                 1998                  1997
-----------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net earnings                                                               $170.7          $160.6
Items in net earnings not requiring (providing) cash:
  Depreciation and amortization                                              67.3            68.4
  Deferred income taxes                                                       1.7           (16.6)
  Other                                                                      10.5             5.3
Postretirement benefit plan contributions                                   (23.5)          (78.2)
Changes in operating assets and liabilities                                 (88.2)           30.9
                                                                           ----------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   138.5           170.4
                                                                           ----------------------

INVESTING ACTIVITIES
Additions to properties                                                     (79.7)          (61.8)
Other                                                                        (3.4)           (7.4)
                                                                           ----------------------

NET CASH USED IN INVESTING ACTIVITIES                                       (83.1)          (69.2)
                                                                           ----------------------

FINANCING ACTIVITIES
Net reductions of notes payable                                            (318.5)         (423.3)
Issuances of long-term debt                                                 400.0           500.0
Reductions of long-term debt                                                 (2.6)           (5.0)
Net issuances of common stock                                                13.7             3.2
Common stock repurchases                                                    (61.3)         (101.2)
Cash dividends                                                              (92.4)          (87.8)
                                                                           ----------------------

NET CASH USED IN FINANCING ACTIVITIES                                       (61.1)         (114.1)
                                                                           ----------------------

Effect of exchange rate changes on cash                                      (2.3)           (4.6)
                                                                           ----------------------

Decrease in cash and cash equivalents                                        (8.0)          (17.5)
Cash and cash equivalents at beginning of period                            173.2           243.8
                                                                           ----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $165.2          $226.3
                                                                           ======================

Refer to Notes to Consolidated Financial Statements

                   Notes to Consolidated Financial Statements
              for the three months ended March 31, 1998 (Unaudited)

1.  Accounting policies
The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained on pages 23 to 32 of the Company's 1997 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's 1997 Annual Report. Certain amounts for 1997 have been reclassified to conform with current period classifications.

The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for other interim periods or the full year.


2.  Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period.

Diluted net earnings per share is similarly determined except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential shares are principally comprised of employee stock options issued by the Company and had an insignificant impact on earnings per share during the periods presented.

On August 1, 1997, the Company's Board of Directors approved a 2-for-1 stock split to shareholders of record at the close of business August 8, 1997, effective August 22, 1997, and also authorized retirement of 105.3 million common shares (pre-split) held in treasury. All per share and shares outstanding data in this filing have been retroactively restated to reflect the stock split.


3.  Debt
On February 4, 1998 the Company issued $400 million of three-year 5.75% fixed rate U.S. Dollar Notes. These Notes were issued under an existing "shelf registration" with the Securities and Exchange Commission, and provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company's then-current credit spread. Concurrent with this issuance, the Company entered into a $400 million notional, three-year fixed-to-floating interest rate swap, indexed to the Federal Reserve AA composite rate on 30-day commercial paper.

As of March 31, 1998, current maturities of long-term debt primarily consisted of $200 million of five-year notes due October 1998. Management currently intends to replace these notes with new long-term debt issuances as of the maturity date and, as of March 31, 1998, had entered into interest rate hedges to effectively fix the U.S. Treasury rate pricing on approximately one-half of the future issuance. Subject to market conditions, management intends to gradually increase the notional amount of interest rate hedges to cover the entire issuance prior to the maturity date of the notes.

At year-end 1997, the Company had $775.1 million of short-term lines of credit. During the first quarter of 1998, the Company reduced this amount by $150 million.


4.  Changes in Accounting Principles
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the Company, comprehensive income for all periods presented consisted solely of net earnings and foreign currency translation adjustments pursuant to SFAS No. 52, "Foreign Currency Translation", as follows (in millions):



                                                 Three months ended March 31,      1998           1997
                                                 ----------------------------      ----           ----

         Net earnings                                                             $170.7         $160.6
         Other comprehensive income (loss):
              Foreign currency translation adjustments                               4.0          (45.1)
              Related tax effect                                                     (.1)          (1.9)
                                                                               ---------      ---------
                                                                                     3.9          (47.0)
                                                                               ---------      ---------
         Total comprehensive income                                               $174.6         $113.6
                                                                               =========      =========

                                 KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS  OF  OPERATIONS

Kellogg Company operates in a single industry - manufacturing and marketing grain-based convenience food products, including ready-to-eat cereal, toaster pastries, frozen waffles, cereal bars, and bagels, throughout the world. The Company leads the global ready-to-eat cereal category, with an estimated 39% annualized share of worldwide volume. Additionally, the Company is the North American market leader in the toaster pastry, cereal/granola bar, frozen waffle, and pre-packaged bagel categories.

During the quarter ended March 31, 1998, the Company achieved double-digit growth in net earnings per share, despite a decline in global sales volume. Management believes the Company's volume results were impacted by competitive conditions in major markets, including high levels of promotional spending in the U.S. cereal category.

For the first quarter of 1998, Kellogg Company reported net earnings and earnings per share of $170.7 million and $.42, respectively, compared to 1997 net earnings of $160.6 million and net earnings per share of $.38. (All per share amounts reflect the 2-for-1 stock split effective August 22, 1997. All earnings per share presented represent both basic and diluted earnings per share.)

The quarter-over-quarter increase in net earnings per share of 10.5% or $.04 resulted from $.03 of business growth and $.01 of common stock repurchases. The business growth was primarily from favorable pricing and mix in North America and Europe, reduced marketing spending in the U.S. cereal market, and volume growth in Latin America. Foreign currency and effective tax rate movements were not significant factors in the earnings per share growth.

The Company reported the following volume results during the first quarter of 1998 versus the prior-year quarter:


                 =======================================================
                                                                  Change
                 -------------------------------------------------------
                 Global cereal                                   - 5.8%
                 -------------------------------------------------------
                 U.S. cereal                                     -10.5%
                 -------------------------------------------------------
                 Global total                                    - 5.9%
                 =======================================================

Management believes the U.S. cereal volume decline was primarily related to the Company's lower promotional spending during the quarter versus high levels of marketing activity by other participants in the U.S. cereal category. Volume softness in Canada, Australia, and the Company's European Area offset strong volume growth in Latin American markets. Other convenience foods volume declined during the quarter, primarily due to results from the Lender's Bagels business. Excluding the Lender's business, other convenience foods volume increased marginally.

Consolidated net sales decreased 2.7% versus the prior-year quarter. Negative foreign currency movements accounted for more than two-thirds of this decline. The remaining decrease was primarily due to the global volume shortfall, partially offset by favorable pricing and mix.

Margin performance for the first quarter was:


                       =========================================================
                                                   1998       1997      Change
                       ---------------------------------------------------------
                       Gross margin                52.4%      51.0%      + 1.4%
                       SGA%(a)                    -34.2%     -34.6%      +  .4%
                       ---------------------------------------------------------
                       Operating margin            18.2%      16.4%      + 1.8%
                       =========================================================
  (a) Selling, general, and administrative expense as a percentage of net sales.

Gross margin performance for the first quarter of 1998 benefited from favorable pricing and mix movements, as well as continued operational cost savings from prior-year streamlining initiatives. The SGA% was slightly lower versus the prior year, primarily due to reduced marketing spending, partially offset by increased spending on research and development, technology, and process reengineering initiatives.

Gross interest expense, prior to amounts capitalized, was $30.5 million, up 11% from the prior-year amount of $27.4 million, due to higher average debt levels and a slightly higher effective interest rate during the quarter.

The effective income tax rate was 36.8%, comparable to the prior-year rate of 36.3%.


LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong during the quarter. A strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company's operational needs.

Net cash provided by operating activities during the quarter was $138.5 million, compared to $170.4 million in 1997, with the decrease due principally to unfavorable working capital movements, partially offset by higher earnings and lower benefit plan contributions. The unfavorable working capital movements were primarily due to temporary increases in inventory levels and reduced promotion liabilities. The ratio of current assets to current liabilities was .9 at March 31, 1998, consistent with the ratio at December 31, 1997.

Net cash used in investing activities was $83.1 million, principally comprised of $79.7 million in property additions.

Net cash used in financing activities was $61.1 million, primarily related to common stock repurchases and dividend payments, partially offset by a net increase in total debt of $79 million. The Company's first quarter per-share dividend payment was $.225, a 7.1% increase over the prior-year payment of $.21.

Under existing plans authorized by the Company's Board of Directors, management spent $61.3 million during the first quarter of 1998 to repurchase 1.4 million shares of the Company's common stock at an average price of $45 per share. The remaining repurchase authorization, which extends through December 31, 1998, was $327.8 million at March 31, 1998.

Notes payable consist principally of commercial paper borrowings in the United States. To reduce short-term borrowings, on February 4, 1998, the Company issued $400 million of three-year 5.75% fixed rate U.S. Dollar Notes. Accordingly, an equivalent amount of commercial paper borrowings was classified as long-term debt in the December 31, 1997, balance sheet. These Notes were issued under an existing "shelf registration" with the Securities and Exchange Commission, and provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company's then-current credit spread. Concurrent with this issuance, the Company entered into a $400 million notional, three-year fixed-to-floating interest rate swap, indexed to the Federal Reserve AA composite rate on 30-day commercial paper.

At year-end 1997, the Company had available $775.1 million of short-term lines of credit. During the first quarter of 1998, the Company reduced this amount by $150 million.

As of March 31, 1998, current maturities of long-term debt primarily consisted of $200 million of five-year notes due October 1998. Management currently intends to replace these notes with new long-term debt issuances as of the maturity date and, as of March 31, 1998, had entered into interest rate hedges to effectively fix the U.S. Treasury rate pricing on approximately one-half of the future issuance. Subject to market conditions, management intends to gradually increase the notional amount of interest rate hedges to cover the entire issuance prior to the maturity date of the notes.

Other long-term debt at March 31, 1998, consisted principally of $500 million of seven-year notes due 2004 and $500 million of four-year notes due 2001.

The ratio of total debt to market capitalization at March 31, 1998, was 12%, up from 10% at December 31, 1997, principally due to a decrease in the market price of the Company's stock since that date.


FULL-YEAR OUTLOOK

Management is not aware of any adverse trends that would materially affect the Company's strong financial position. Should suitable investment opportunities or working capital needs arise that would require additional financing, management believes the Company's strong credit rating, balance sheet, and earnings history provide a base for obtaining additional financial resources at competitive rates and terms.

Management believes the competitive environment experienced in the first quarter may continue in the Company's major markets during the remainder of 1998. In response to these competitive conditions, the Company intends to increase its marketing spending during the balance of the year. As a result of these actions and other factors such as foreign currency fluctuations, the Company's second quarter 1998 earnings could be lower than the prior year, and the full-year objective for low double-digit growth in earnings per share may be difficult to achieve. However, management remains committed to long-term growth in both volume and earnings per share, derived from the continued benefits of product innovation, cost structure optimization, and the global introduction of new convenience foods.

Additional expectations for 1998 include the following approximate results: a gross profit margin of 53%, an SGA% of 35%-36%, an effective income tax rate of 35%-36%, capital spending of $400 million, common stock repurchase activity of $390 million, and an increase in interest expense of 10%.

To address the millennium date change issue (the inability of certain computer software, hardware, and other equipment with embedded computer chips to properly process two-digit year-date codes after 1999), the Company formed a global task force to perform a risk assessment, and develop and execute action plans, as necessary. The global risk assessment is substantially complete. Remediation and testing activities for critical business operations are under way, with remediation scheduled for completion by December 1998, and testing scheduled for completion by March 1999. Remediation and testing of non-critical business operations will continue, as necessary, throughout 1999. Management currently believes that the total cost of becoming Year 2000 compliant will not be significant to the Company's financial results, partly due to other significant systems initiatives currently under way. While the Company believes all necessary work will be completed, there can be no guarantee that all systems will be in compliance by the year 2000 or that the systems of other companies and government agencies on which the Company relies will be converted in a timely manner. Such failure to complete the necessary work by the year 2000 could result in material financial risk.

In March 1998, the Accounting Standards Executive Committee of the AICPA (AcSEC) issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." During April 1998, AcSEC also issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-1 provides guidance on the classification of software project costs between expense and capital. SOP 98-5 prescribes that the costs of opening a new facility, commencing business in a new market, or similar start-up activities must be expensed as incurred. Both of these pronouncements are generally effective for financial statements for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. SOP 98-1 is to be applied on a prospective basis to costs incurred on or after the date of adoption. The initial application of SOP 98-5 is to be reported as a cumulative effect of a change in accounting principle. Management intends to adopt the provisions of both pronouncements in the Company's first quarter 1999 financial statements, and is currently reviewing the impact of adoption on the Company's financial results.

The foregoing projections of volume growth, profitability, capital spending, and common stock repurchase activity are forward-looking statements that involve risks and uncertainties. Actual results may differ materially due to the impact of competitive conditions, marketing spending, and/or incremental pricing actions on actual volumes and product mix; the levels of spending on system initiatives, properties, business opportunities, continued streamlining initiatives, and other general and administrative functions; raw material price and labor cost fluctuations; foreign currency exchange rate fluctuations; changes in statutory tax law; interest rates available on short-term financing; the impact of stock market conditions on common stock repurchase activity; and other items.

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

                                    J.R. Hinton
                                    Principal Financial Officer;
                                    Executive Vice President - Administration



                                    /s/ A. Taylor

                                    -------------------------------

                                    A. Taylor
                                    Principal Accounting Officer;
                                    Vice President and Corporate Controller

Date:  May 13, 1998

                                KELLOGG COMPANY

                                 EXHIBIT INDEX


Number                     Description
------                     -----------

27.01                      Financial Data Schedule