Form 10-Q
period 1998-06-30
KELLOGG CO
filed 1998-08-12
CIK 55067

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      For the quarterly period ended June 30, 1998

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
                                     Yes X   No
                                        ---    ---

           Common Stock outstanding July 31, 1998 - 407,075,398 shares

                                 KELLOGG COMPANY

                                      INDEX




PART I - Financial Information                                                                 Page
                                                                                               ----
Item 1:
   Consolidated Balance Sheet - June 30, 1998, and December 31, 1997                             2

   Consolidated Statement of Earnings - three and six months ended
   June 30, 1998 and 1997                                                                        3

   Consolidated Statement of Cash Flows - six months ended
   June 30, 1998 and 1997                                                                        4

   Notes to Consolidated Financial Statements                                                  5-6


Item 2:
   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                                 7-13



PART II - Other Information

Item 4:
   Submission of Matters to a Vote of Security Holders                                        14-15

Item 6:
   Exhibits and Reports on Form 8-K                                                              15


Signatures                                                                                       16


Exhibit Index                                                                                    17




CONSOLIDATED BALANCE SHEET
============================================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                                                              JUNE 30,         December 31,
(millions, except per share data)                                                                 1998                 1997
                                                                                           (unaudited)                    *
----------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                                         $192.6               $173.2
Accounts receivable, net                                                                           675.5                587.5
Inventories:
    Raw materials and supplies                                                                     137.4                135.0
    Finished goods and materials in process                                                        310.5                299.3
Other current assets                                                                               230.4                272.7
-----------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                             1,546.4              1,467.7
PROPERTY,       net of accumulated depreciation
  of $2,245.9 and $2,207.3                                                                       2,812.7              2,773.3
OTHER ASSETS                                                                                       648.6                636.6
-----------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                    $5,007.7             $4,877.6
=============================================================================================================================
CURRENT LIABILITIES
Current maturities of long-term debt                                                              $204.1               $211.2
Notes payable                                                                                      541.4                368.6
Accounts payable                                                                                   374.0                328.0
Income taxes                                                                                        54.0                 30.5
Other current liabilities                                                                          633.0                719.0
-----------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                        1,806.5              1,657.3

LONG-TERM DEBT                                                                                   1,414.0              1,415.4
NONPENSION POSTRETIREMENT BENEFITS                                                                 437.1                444.1
DEFERRED INCOME TAXES AND OTHER LIABILITIES                                                        357.5                363.3

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                                                                       103.8                103.7
Capital in excess of par value                                                                     104.0                 92.6
Retained earnings                                                                                1,369.9              1,240.4
Treasury stock, at cost                                                                           (283.6)              (157.3)
Accumulated other comprehensive income                                                            (301.5)              (281.9)
-----------------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                                         992.6                997.5
-----------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $5,007.7             $4,877.6
=============================================================================================================================
*Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENT OF EARNINGS                                           (Results are unaudited)
=============================================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                      Three months ended June 30,                 Six months ended June 30,
(millions, except per share data)                     1998                   1997                  1998                1997
-----------------------------------------------------------------------------------------------------------------------------

NET SALES                                           $1,713.5               $1,719.7              $3,356.4            $3,408.6

-----------------------------------------------------------------------------------------------------------------------------

Cost of goods sold                                     819.6                  810.8               1,601.4             1,638.8
Selling and administrative expense                     649.3                  617.5               1,211.6             1,201.2
Non-recurring charges                                   --                     12.2                  --                  12.2

-----------------------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                       244.6                  279.2                 543.4               556.4

-----------------------------------------------------------------------------------------------------------------------------

Interest expense                                        29.0                   27.0                  58.1                52.4
Other income (expense), net                              4.5                    2.0                   4.9                 2.2

-----------------------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                           220.1                  254.2                 490.2               506.2
Income taxes                                            76.9                   90.6                 176.3               182.0

-----------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                          $143.2                 $163.6                $313.9              $324.2
=============================================================================================================================

NET EARNINGS PER SHARE (BASIC AND DILUTED)              $.35                   $.39                  $.77                $.78

DIVIDENDS PER SHARE                                    $.225                  $.210                 $.450               $.420

AVERAGE SHARES OUTSTANDING                             408.9                  414.7                 409.6               416.3
-----------------------------------------------------------------------------------------------------------------------------

Refer to Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENT OF CASH FLOWS                                        (Results are unaudited)
======================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                                            Six months ended June 30,
(millions)                                                                 1998                  1997
------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net earnings                                                               $313.9                $324.2
Items in net earnings not requiring cash:
  Depreciation and amortization                                             135.3                 140.7
  Deferred income taxes                                                      38.5                   2.6
  Non-recurring charges, net of cash paid                                   ---                     1.4
  Other                                                                      10.4                   0.6
Postretirement benefit plan contributions                                   (47.8)                (83.3)
Changes in operating assets and liabilities                                (107.6)                 28.1
-------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   342.7                 414.3
-------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to properties                                                    (173.4)               (131.9)
Acquisitions of businesses                                                  (20.4)                ---
Other                                                                         6.4                  (8.0)
-------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                      (187.4)               (139.9)
-------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net reductions of notes payable                                            (227.2)               (395.2)
Issuances of long-term debt                                                 400.0                 500.0
Reductions of long-term debt                                                 (7.8)                 (6.7)
Net issuances of common stock                                                13.3                  20.1
Common stock repurchases                                                   (128.0)               (250.4)
Cash dividends                                                             (184.4)               (174.8)
-------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                      (134.1)               (307.0)
-------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                      (1.8)                 (8.0)
-------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                             19.4                 (40.6)
Cash and cash equivalents at beginning of period                            173.2                 243.8
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $192.6                $203.2
=======================================================================================================

Refer to Notes to Consolidated Financial Statements

                   Notes to Consolidated Financial Statements
               for the six months ended June 30, 1998 (Unaudited)

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

The results of operations for the three and six months ended June 30, 1998, are not necessarily indicative of the results to be expected for other interim periods or the full year.


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


3.  Debt
On February 4, 1998, the Company issued $400 million of three-year 5.75% fixed rate U.S. Dollar Notes. These Notes were issued under an existing "shelf registration" with the Securities and Exchange Commission, and provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company's then-current credit spread. Concurrent with this issuance, the Company entered into a $400 million notional, three-year fixed-to-floating interest rate swap, indexed to the Federal Reserve AA composite rate on 30-day commercial paper.

As of June 30, 1998, current maturities of long-term debt primarily consisted of $200 million of five-year notes due October 1998. Management currently intends to replace these notes with new long-term debt issuances as of the maturity date and, as of June 30, 1998, had entered into interest rate hedges to effectively fix the U.S. Treasury rate pricing on approximately three-quarters of the future issuance. Future increases in the notional amount of interest rate hedges will be evaluated based on market conditions existing prior to the maturity date of the notes.

At year-end 1997, the Company had $775.1 million of short-term lines of credit. During the first half of 1998, the Company reduced this amount by $175 million.


4.  Changes in Accounting Principles
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the Company, comprehensive income for all periods presented consisted solely of net earnings and foreign currency translation adjustments pursuant to SFAS No. 52, "Foreign Currency Translation," as follows (in millions):

                                               Three months ended   Six months ended
                                                     June 30,           June 30,
                                                 1998      1997       1998     1997
                                                 ----      ----       ----     ----
Net earnings                                    $143.2    $163.6    $313.9    $324.2
Other comprehensive income (loss):
     Foreign currency translation adjustments    (23.4)     (5.1)    (19.4)    (50.2)
     Related tax effect                            (.1)      (.2)      (.2)     (2.1)
                                                ------    ------    ------    ------
                                                 (23.5)     (5.3)    (19.6)    (52.3)
                                                ------    ------    ------    ------
Total comprehensive income                      $119.7    $158.3    $294.3    $271.9
                                                ======    ======    ======    ======



5.  Non-recurring charges
Operating profit for the three and six months ended June 30, 1997, includes non-recurring charges of $12.2 million ($8.0 million after tax or $.02 per share). These charges primarily relate to ongoing productivity and operational streamlining initiatives in the U.S., Europe, and other international locations, and are comprised principally of expenditures for employee severance, training and relocation; associated management consulting; and production redeployment.

                                 KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Kellogg Company operates in a single industry - manufacturing and marketing grain-based convenience food products, including ready-to-eat cereal, toaster pastries, frozen waffles, cereal bars, and bagels, throughout the world. The Company leads the global ready-to-eat cereal category with an estimated 38% annualized share of worldwide volume. Additionally, the Company is the North American market leader in the toaster pastry, cereal/granola bar, frozen waffle, and pre-packaged bagel categories.

During the quarter ended June 30, 1998, the Company experienced a decline in earnings with volume and sales approximating the prior-year results. Management believes the Company's results were impacted by a continuation of extremely competitive conditions in major markets and the Company's significant investment in marketing activities, innovation, and other initiatives.

For the second quarter of 1998, Kellogg Company reported net earnings and earnings per share of $143.2 million and $.35, respectively, compared to 1997 net earnings of $163.6 million and net earnings per share of $.39. June 1998 year-to-date net earnings and earnings per share were $313.9 million and $.77, respectively, versus prior-year amounts of $324.2 million and $.78. (All per share amounts reflect the 2-for-1 stock split effective August 22, 1997. All earnings per share presented represent both basic and diluted earnings per share.)

During the prior-year quarter and year-to-date periods, the Company reported non-recurring charges of $12.2 million ($8.0 million after tax or $.02 per share) related to productivity and operational streamlining initiatives. Excluding these charges, comparable 1997 net earnings and earnings per share were $171.6 million and $.41 for the quarter, and $332.2 million and $.80 for the year-to-date period. For purposes of comparison between years, these charges have been excluded from all applicable amounts presented below.

The year-to-date decrease in net earnings per share of 3.8% or $.03 resulted from $.03 of business decline and $.01 of unfavorable foreign currency movements, partially offset by $.01 from the effect of common stock repurchases. The business decline was primarily volume related, with higher marketing, research, and administrative costs also contributing to the decline.

The Company reported the following volume results during the 1998 second quarter and June year-to-date periods versus the comparable prior-year periods:

                 -----------------------------------------------------------------------------------------
                            Volume % change vs. Prior year                  QUARTER        YEAR-TO-DATE
                 -----------------------------------------------------------------------------------------
                 Global cereal                                                     -.4%            - 3.1%
                 -----------------------------------------------------------------------------------------
                 U.S. cereal                                                      -5.6%             -8.1%
                 -----------------------------------------------------------------------------------------
                 Global total                                                      -.1%             -3.0%
                 =========================================================================================

During the quarter, the decline in U.S. cereal volume offset record results in the Company's Latin American region. Cereal volume results in the Company's European and Asia-Pacific regions were approximately even with the prior year. Other convenience foods volume grew slightly during the quarter, as strong double-digit growth in international markets offset declines in U.S. sales of Lender's Bagels and Eggo Waffles.

Consolidated net sales decreased .4% and 1.5%, respectively, for the quarter and year-to-date periods. Foreign currency movements negatively impacted net sales by approximately 2% in each of these periods.

Margin performance for the second quarter and year-to-date periods was:

           ------------------------------------------------------------------------------------------------------------------
                                                   QUARTER                                YEAR-TO-DATE
           ------------------------------------------------------------------------------------------------------------------
                                             1998          1997         CHANGE         1998          1997         CHANGE
           ------------------------------------------------------------------------------------------------------------------

           GROSS MARGIN                         52.2%         52.9%          -.7%         52.3%         51.9%           +.4%
           ------------------------------------------------------------------------------------------------------------------
           SGA%(a)                              37.9%         36.0%         -1.9%         36.1%         35.2%           -.9%
           ------------------------------------------------------------------------------------------------------------------
           Operating margin                     14.3%         16.9%         -2.6%         16.2%         16.7%           -.5%
           ==================================================================================================================

(a)  Selling, general, and administrative expense as a percentage of net sales

Gross margin performance for the second quarter of 1998 was negatively impacted by the effect of lower volumes in major markets, partially offset by favorable pricing and mix movements. The SGA% was higher versus the prior year, primarily due to significant marketing investment and increased spending on research and development, technology, and process reengineering initiatives.

For the quarter, gross interest expense, prior to amounts capitalized, was $30.7 million, up 5% from the prior-year amount of $29.3 million, due to higher average debt levels, partially offset by a slightly lower effective interest rate during the quarter. Year-to-date gross interest expense was $61.2 million versus $56.7 million in the prior year.

The effective income tax rate was reduced by utilization of certain tax benefit carryforwards during the quarter. As a result, the second quarter rate was down slightly versus the prior year, but comparable to 1997 on a June year-to-date basis:

          ------------------------------------------------------------------------------------------------------------------
                                                        QUARTER                                 YEAR-TO-DATE
          ------------------------------------------------------------------------------------------------------------------
                                            1998          1997         CHANGE         1998          1997         CHANGE
          ------------------------------------------------------------------------------------------------------------------
          Effective tax rate                   34.9%         35.6%          -.7%         36.0%         35.9%           +.1%
          ==================================================================================================================



LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong during the quarter. A strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company's operational needs.

Year-to-date, net cash provided by operating activities was $342.7 million, compared to $414.3 million in 1997, with the decrease due principally to decreased earnings and unfavorable working capital movements, partially offset by lower benefit plan contributions. The unfavorable working capital movements were due primarily to increases in accounts receivable and reduced promotion liabilities. The ratio of current assets to current liabilities was .9 at June 30, 1998, consistent with the ratio at December 31, 1997.

Net cash used in investing activities was $187.4 million, comprised principally of $173.4 million in property additions.

Net cash used in financing activities was $134.1 million, related primarily to common stock repurchases and dividend payments, partially offset by a net increase in total debt of $165.0 million. The Company's year-to-date per-share dividend payment was $.45, a 7.1% increase over the prior-year payment of $.42.

Under existing plans authorized by the Company's Board of Directors, management spent $128.0 million during the June 1998 year-to-date period to repurchase 3.0 million shares of the Company's common stock at an average price of $43 per share. The remaining repurchase authorization, which extends through December 31, 1998, was $261.1 million at June 30, 1998.

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

At year-end 1997, the Company had available $775.1 million of short-term lines of credit. During the first half of 1998, the Company reduced this amount by $175 million.

As of June 30, 1998, current maturities of long-term debt consisted primarily of $200 million of five-year notes due October 1998. Management currently intends to replace these notes with new long-term debt issuances as of the maturity date and, as of June 30, 1998, had entered into interest rate hedges to effectively fix the U.S. Treasury rate pricing on approximately 75% of the future issuance. Future increases in the notional amount of interest rate hedges will be evaluated based on market conditions existing prior to the maturity date of the notes.

Other long-term debt at June 30, 1998, consisted principally of $500 million of seven-year notes due 2004 and $500 million of four-year notes due 2001.

The ratio of total debt to market capitalization at June 30, 1998, was 14%, up from 10% at December 31, 1997, due principally to a decrease in the market price of the Company's stock since that date.



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

Management believes the competitive environment experienced in the first half of 1998 will continue in the Company's major markets during the remainder of the year. In response to these conditions, the Company will continue with competitive levels of marketing spending during the balance of the year. Additionally, to deliver superior long-term profitability and shareholder value, the Company will accelerate its plan to strategically invest in brand-building marketing activities, research and development, technology, and process reengineering initiatives. Primarily as a result of these actions, management believes the Company's full-year 1998 net earnings per share could decline by up to 15% versus the prior year amount of $1.70 (excluding non-recurring charges). However, management remains committed to long-term growth in both volume and earnings per share, derived from the continued benefits of product innovation, cost structure optimization, and the global introduction of new convenience foods.

As a result of the acceleration of its strategic investment plan, the Company's full-year 1998 gross margin and SGA% will be difficult to predict, and the operating profit margin could be reduced by 1%-2% versus the prior year. Additional expectations for 1998 include an effective income tax rate of 35%-36%, capital spending of $400 million, common stock repurchase activity of up to $390 million, and an increase in interest expense of 10%.

To address the millennium date change issue (the inability of certain computer software, hardware, and other equipment with embedded computer chips to properly process two-digit year-date codes after 1999), the Company formed a global task force to perform a risk assessment, and develop and execute action plans, as necessary. The Company's Year 2000 program encompasses information technology
(IT), non-IT (embedded technology such as microcontrollers), and Year 2000 risk assessments of our major vendors and customers. The global risk assessment of IT and non-IT has been completed. The risk assessments of our major vendors and customers will be completed by December 1998. Remediation and testing activities for critical business operations are under way, with remediation scheduled for completion by December 1998, and testing scheduled for completion by March 1999. Remediation and testing of non-critical business operations will continue, as necessary, throughout 1999. Management currently believes that the total cost of becoming Year 2000 compliant will not be significant to the Company's financial results, partly due to other significant systems initiatives currently under way. While the Company believes all necessary work will be completed, there can be no guarantee that all systems will be in compliance by the year 2000 or that the systems of other companies and government agencies on which the Company relies will be converted in a timely manner. Such failure to complete the necessary work by the year 2000 could cause delays in the Company's ability to produce or ship its products, process transactions, or otherwise conduct business in any of its markets, resulting in material financial risk. To identify and reduce such risk, formal contingency planning is under way, including extensive preparation for conducting business by manual or alternate means within each of the Company's business units.

On January 1, 1999, eleven European countries will implement a single currency zone, the European Monetary Union (EMU). The new currency, the Euro, will eventually replace the national currencies that exist in the participating countries. During the transition period of January 1, 1999-2002, entities within participating countries must commence changes, which enable them to transact in the Euro. National currencies will be withdrawn no later than July 1, 2002. This transition to the Euro currency will involve changing budgetary, accounting, and fiscal systems in companies and public administrations, as well as the simultaneous handling of parallel currencies and conversion of legacy data. Uncertainty exists as to the effects the Euro currency will have on the marketplace. Management has formed a task force to monitor EMU developments, evaluate the impact of the Euro conversion on the Company's operations, and develop and execute action plans, as necessary. Documentation of required system and process changes within the Company's European region is in process. In conjunction with other significant technology initiatives currently under way, management intends to complete initial system and process changes by year-end 1998. The Company will begin to transact in the Euro with selected customers and vendors beginning in 1999 and will continue to implement changes during the transition period in response to business needs. Although Management currently believes the Company will be able to accommodate any required changes in its operations without significant cost, there can be no assurance that the Company, its customers, vendors, financial service providers, or government agencies will meet all of the Euro currency requirements on a timely basis. Such failure to complete the necessary work could result in material financial risk.

In March 1998, the Accounting Standards Executive Committee of the AICPA (AcSEC) issued Statement of Position (SOP) 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." During April 1998, AcSEC also issued SOP 98-5 "Reporting on the Costs of Start-up Activities." SOP 98-1 provides guidance on the classification of software project costs between expense and capital. SOP 98-5 prescribes that the costs of opening a new facility, commencing business in a new market, or similar start-up activities must be expensed as incurred. Both of these pronouncements are generally effective for financial statements for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. SOP 98-1 is to be applied on a prospective basis to costs incurred on or after the date of adoption. The initial application of SOP 98-5 is to be reported as a cumulative effect of a change in accounting principle. Management intends to adopt the provisions of both pronouncements in the Company's first quarter 1999 financial statements. The impact of adoption on the Company's financial results is not expected to be significant.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS #133) "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. If defined conditions are met, a derivative may be designated as a hedge of certain underlying exposures. This designation determines the timing of recognition and classification of periodic changes in the fair value of the derivative. SFAS #133 is generally effective for financial statements for fiscal years beginning after June, 15, 1999, with earlier application permitted as of the beginning of any fiscal quarter subsequent to June 17, 1998. As of the initial application of this Statement, all derivative instruments must be presented at fair value on the balance sheet, and any necessary adjustments are generally to be reflected in either earnings or comprehensive income as a cumulative effect of a change in accounting principle. The Company is exposed to certain market risks which exist as a part of its ongoing business operations and uses derivative financial and commodity instruments, where appropriate, to manage these risks. Management is currently evaluating the impact of this standard on the Company's financial results, including the potential for early adoption.


The foregoing discussion of full-year 1998 strategic actions and expected financial results are forward-looking statements that involve risks and uncertainties. Specific forward-looking projections include expectations about competitive conditions and required levels of marketing spending; execution of management's strategic investment plan and the resultant impact on 1998 margin performance and profitability; levels of capital spending and common stock repurchase activity; and execution of the Company's plans for becoming Year 2000 and EMU compliant. Actual results may differ materially due to the impact of competitive conditions, marketing spending, new product introductions, and/or incremental pricing actions on actual volumes and product mix; the levels of spending on research and development, system initiatives, properties, business opportunities, continued streamlining initiatives, and other general and administrative functions; raw material price and labor cost fluctuations; foreign currency exchange rate fluctuations; changes in statutory tax law; interest rates available on short-term financing; the impact of stock market conditions on common stock repurchase activity; and other items.

                                 KELLOGG COMPANY

                           PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

(a)               The Company's Annual Meeting of Stockholders was held on April
                  24, 1998.

                  Represented at the Meeting either in person or by proxy, were 375,951,477 voting shares, of a total 410,813,655 voting shares outstanding. The matters voted upon at the Meeting are described in (c) below.

(c)(i) To elect five (5) directors to serve for three-year (3) terms expiring at the 2001 Annual Meeting of Stockholders or until their respective successors are elected and qualified, namely:

                  Benjamin S. Carson
                  Votes for Election -               371,721,702
                  Votes Withheld -                     4,229,775

                  Gordon Gund
                  Votes for Election -               373,558,099
                  Votes Withheld -                     2,393,378

                  Dorothy A. Johnson
                  Votes for Election -               373,248,828
                  Votes Withheld -                     2,702,649

                  William E. LaMothe
                  Votes for Election -               373,482,475
                  Votes Withheld -                     2,469,002

                  Ann McLaughlin
                  Votes for Election -               373,435,618
                  Votes Withheld -                     2,515,859


                  and to elect one (1) director to serve for a two-year term expiring at the 2000 Annual Meeting of Stockholders, or until a successor is elected and qualified, namely:

                  Carleton S. Fiorina
                  Votes for Election -        371,758,484
                  Votes Withheld -              4,192,993


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

Date:  August 12, 1998

                                 KELLOGG COMPANY

                                  EXHIBIT INDEX



Number           Description
------           -----------

27.01            Financial Data Schedule