Form 10-Q
period 1998-09-30
KELLOGG CO
filed 1998-11-12
CIK 55067

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

      For the quarterly period ended September 30, 1998

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

         Common Stock outstanding October 30, 1998 - 405,305,148 shares

                                 KELLOGG COMPANY

                                      INDEX



PART I - Financial Information                                              Page
                                                                            ----
Item 1:
   Consolidated Balance Sheet - September 30, 1998, and
   December 31, 1997                                                           2

   Consolidated Statement of Earnings - three and nine months
   ended September 30, 1998 and 1997                                           3

   Consolidated Statement of Cash Flows - nine months ended
   September 30, 1998 and 1997                                                 4

   Notes to Consolidated Financial Statements                                5-7


Item 2:
   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                              8-15



PART II - Other Information

Item 4:
   Submission of Matters to a Vote of Security Holders                        16

Item 6:
   Exhibits and Reports on Form 8-K                                           16


Signatures                                                                    17


Exhibit Index                                                                 18

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------
KELLOGG COMPANY AND SUBSIDIARIES              SEPTEMBER 30    December 31,
(millions, except per share data)                    1998            1997
                                                (unaudited)           *
--------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                          $204.2          $173.2
Accounts receivable, net                            737.9           587.5
Inventories:
    Raw materials and supplies                      134.4           135.0
    Finished goods and materials in process         303.4           299.3
Other current assets                                240.1           272.7
--------------------------------------------------------------------------

TOTAL CURRENT ASSETS                              1,620.0         1,467.7
PROPERTY, net of accumulated depreciation
  of $2,322.4 and $2,207.3                        2,841.3         2,773.3
OTHER ASSETS                                        656.7           636.6
--------------------------------------------------------------------------

TOTAL ASSETS                                     $5,118.0        $4,877.6
==========================================================================

CURRENT LIABILITIES
Current maturities of long-term debt               $202.0          $211.2
Notes payable                                       596.9           368.6
Accounts payable                                    393.9           328.0
Income taxes                                         80.7            30.5
Other current liabilities                           670.1           719.0
--------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                         1,943.6         1,657.3

LONG-TERM DEBT                                    1,415.7         1,415.4
NONPENSION POSTRETIREMENT BENEFITS                  435.4           444.1
DEFERRED INCOME TAXES AND OTHER LIABILITIES         367.2           363.3

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                        103.8           103.7
Capital in excess of par value                      104.0            92.6
Retained earnings                                 1,416.2         1,240.4
Treasury stock, at cost                            (376.7)         (157.3)
Accumulated other comprehensive income             (291.2)         (281.9)
--------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                          956.1           997.5
--------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $5,118.0        $4,877.6
==========================================================================
*Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements


CONSOLIDATED STATEMENT OF EARNINGS      (Results are unaudited)
=======================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES       Three months ended September 30, Nine months ended September 30,
(millions, except per share data)                1998       1997              1998                 1997
-------------------------------------------------------------------------------------------------------
NET SALES                                   $1,805.8         $1,803.8     $5,162.2            $5,212.4

-------------------------------------------------------------------------------------------------------

Cost of goods sold                             868.9            859.4      2,470.3             2,498.2
Selling and administrative expense             691.0            587.8      1,902.6             1,789.0
Non-recurring charges                              -              9.7            -                21.9
-------------------------------------------------------------------------------------------------------

OPERATING PROFIT                               245.9            346.9        789.3               903.3

-------------------------------------------------------------------------------------------------------

Interest expense                                30.5             27.7         88.6                80.1
Other income (expense), net                     (0.1)            (2.7)         4.8                (0.5)

-------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                   215.3            316.5        705.5               822.7
Income taxes                                    73.4            109.3        249.7               291.3

-------------------------------------------------------------------------------------------------------

NET EARNINGS                                  $141.9           $207.2       $455.8              $531.4

EARNINGS PER SHARE (BASIC AND DILUTED)          $.35             $.50        $1.12               $1.28

DIVIDENDS PER SHARE                            $.235            $.225        $.685               $.645

AVERAGE SHARES OUTSTANDING                     406.7            412.6        408.6               415.1
-------------------------------------------------------------------------------------------------------

Refer to Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF CASH FLOWS                     (Results are unaudited)
===================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                     Nine months ended September 30,
(millions)                                                  1998          1997
-----------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net earnings                                              $455.8            $531.4
Items in net earnings not requiring cash:
  Depreciation and amortization                            204.8             209.7
  Deferred income taxes                                     39.6              31.5
  Non-recurring charges, net of cash paid                    -                 4.3
  Other                                                     13.2              (6.7)
Postretirement benefit plan contributions                  (61.1)            (88.7)
Changes in operating assets and liabilities                (85.4)             17.6
-----------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                  566.9             699.1
-----------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to properties                                   (251.0)           (220.4)
Acquisitions of businesses                                 (23.1)            (24.1)
Other                                                        8.4               9.0
-----------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                     (265.7)           (235.5)
-----------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net reductions of notes payable                           (171.7)           (371.0)
Issuances of long-term debt                                400.0           1,000.0
Reductions of long-term debt                                (8.2)           (510.0)
Net issuances of common stock                               13.6              62.0
Common stock repurchases                                  (221.5)           (334.0)
Cash dividends                                            (280.0)           (267.7)
-----------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                     (267.8)           (420.7)
-----------------------------------------------------------------------------------

Effect of exchange rate changes on cash                     (2.4)            (12.3)
-----------------------------------------------------------------------------------

Increase in cash and cash equivalents                       31.0              30.6
-----------------------------------------------------------------------------------
Cash and cash equivalents at beginning of period           173.2             243.8

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $204.2             $274.4
===================================================================================
Refer to Notes to Consolidated Financial Statements

                   Notes to Consolidated Financial Statements
            for the three and nine months ended September 30, 1998 (Unaudited)

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS #133) "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. If defined conditions are met, a derivative may be designated as a hedge of certain underlying exposures. This designation determines the timing of recognition and classification of periodic changes in the fair value of the derivative. SFAS #133 is generally effective for financial statements for fiscal years beginning after June 15, 1999, with earlier application permitted as of the beginning of any fiscal quarter subsequent to June 17, 1998. As of the initial application of this Statement, all derivative instruments must be presented at fair value on the balance sheet, and any necessary adjustments are generally to be reflected in either earnings or comprehensive income as a cumulative effect of a change in accounting principle. The Company is exposed to certain market risks which exist as a part of its ongoing business operations and uses derivative financial and commodity instruments, where appropriate, to manage these risks. Management intends to adopt the provisions of SFAS #133 in the Company's first quarter 2000 financial statements. The impact of adoption on the Company's financial results is not expected to be significant.

The results of operations for the three and nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

As of September 30, 1998, current maturities of long-term debt primarily consisted of $200 million of five-year notes due October 1998. On October 13, 1998, management replaced this maturing portion of long-term debt by issuing $200 million of seven-year 4.875% fixed rate U.S. Dollar Notes. Management entered into a series of interest rate hedges throughout 1998 to effectively fix the interest rate prior to this debt issuance. The effect of the hedges, when combined with original issue discounts, resulted in an effective rate of 6.07% for this issuance.

At year-end 1997, the Company had $775.1 million of short-term lines of credit. During 1998, the Company has reduced this amount by $175 million.


4.  Comprehensive Income
Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the Company, comprehensive income for all periods presented consists solely of net earnings and foreign currency translation adjustments pursuant to SFAS No. 52, "Foreign Currency Translation," as follows (in millions):


                                                    Three months ended             Nine months ended
                                                       September 30,                 September 30,
                                                   1998            1997           1998           1997
                                                   ----            ----           ----           ----
Net earnings                                      $141.9         $207.2          $455.8         $531.4
Other comprehensive income (loss):
   Foreign currency translation adjustments          9.5          (33.4)           (9.9)         (83.6)
   Related tax effect                                 .8            (.7)             .6           (2.8)
                                                  ------         -------         -------        -------
                                                    10.3          (34.1)           (9.3)         (86.4)
                                                  ------         -------         -------        -------
Total comprehensive income                        $152.2         $ 173.1         $ 446.5        $ 445.0
                                                  ======         =======         =======        =======


5.  Non-recurring charges
Operating profit for the three months ended September 30, 1997, includes non-recurring charges of $9.7 million ($6.6 million after tax or $.02 per share), and for the nine month period, $21.9 million ($14.6 million after tax or $.04 per share). These charges primarily relate to ongoing productivity and operational streamlining initiatives in the U.S., Europe, and other international locations, and are comprised principally of expenditures for employee severance, benefits, training and relocation; associated management consulting; and production redeployment.

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

During the quarter ended September 30, 1998, the Company experienced a decline in earnings, despite achieving record volume results. Management believes the Company's earnings were impacted by a continuation of extremely competitive conditions in major markets, unsettled global economic conditions, and the Company's significant investment in marketing activities, product development, and other initiatives to promote long-term growth.

For the third quarter of 1998, the Company reported net earnings and earnings per share of $141.9 million and $.35, respectively, compared to 1997 net earnings of $207.2 million and net earnings per share of $.50. September 1998 year-to-date net earnings and earnings per share were $455.8 million and $1.12, respectively, versus prior-year amounts of $531.4 million and $1.28. (All earnings per share presented represent both basic and diluted earnings per share.)

During the prior year, the Company reported non-recurring charges related to productivity and operational streamlining initiatives. Operating profit for the three months ended September 30, 1997, included charges of $9.7 million ($6.6 million after tax or $.02 per share), and for the nine month period, $21.9 million ($14.6 million after tax or $.04 per share). Excluding these charges, comparable 1997 net earnings and earnings per share were $213.8 million and $.52 for the quarter, and $546.0 million and $1.32 for the year-to-date period. For purposes of comparison between years, these charges have been excluded from all applicable amounts presented below.

The year-to-date decrease in net earnings per share of 15 percent or $.20 resulted from $.19 of business decline and $.03 of unfavorable foreign currency movements, partially offset by $.02 from the effect of common stock repurchases. The business decline was primarily related to increased marketing investment to support global volumes, and significant spending on other growth initiatives.

The Company reported the following volume results during the 1998 third quarter and September year-to-date periods versus the comparable prior-year periods:

     VOLUME % CHANGE VS. PRIOR YEAR                QUARTER        YEAR-TO-DATE
     ------------------------------                -------        ------------
     Global cereal                                 -1.4%             -2.5%
     U.S. cereal                                   -4.6%             -6.9%
     Global total                                   +.3%             -1.9%

During the quarter, cereal volume declines in the Company's North American and European regions offset record results in Latin America and Asia-Pacific markets. Other convenience foods volume increased during the quarter, buoyed by strong double-digit growth in international markets, and a return to growth in U.S. sales of Lender's Bagels and Eggo Waffles.

Consolidated net sales increased .1% for the quarter and were down 1.0% for the year-to-date period. Excluding the unfavorable impact of foreign currency movements, net sales grew approximately 1% in both the quarter and year-to-date periods.

Margin performance for the second quarter and year-to-date periods was:

                              QUARTER                    YEAR-TO-DATE
                     ------------------------     -------------------------
                     1998     1997     CHANGE     1998     1997     CHANGE
                     ----     ----     ------     ----     ----     ------
Gross margin         51.9%    52.4%      -.5%     52.1%    52.1%        --
SGA%(a)              38.3%    32.6%     -5.7%     36.8%    34.3%     -2.5%
Operating margin     13.6%    19.8%     -6.2%     15.3%    17.8%     -2.5%

  (a) Selling, general, and administrative expense as a percentage of net sales

For the quarter, the decrease in gross margin was largely attributable to the effect of lower cereal volumes in the Company's European region, partially offset by favorable pricing and mix movements in various locations. The SGA% was higher versus the prior year, due primarily to significant marketing investment and increased spending on technology, product development, and efficiency initiatives.

For the quarter, gross interest expense, prior to amounts capitalized, was $32.9 million, up 8.2% from the prior-year amount of $30.4 million, due to higher average debt levels, partially offset by a lower effective interest rate during the quarter. Year-to-date gross interest expense was $94.1 million versus $87.1 million in the prior year.

During the quarter ended September 30, 1998, the United Kingdom enacted a 1% statutory rate reduction effective April 1, 1999. During the quarter ended September 30, 1997, the United Kingdom enacted a 2% statutory rate reduction, retroactively effective to April 1, 1997. The Company's effective tax rate was favorably impacted by these statutory changes in both the current and prior-year periods in addition to favorable adjustments in other jurisdictions. The consolidated effective tax rate for the quarter and year-to-date periods was:

                            Quarter                    Year-to-date
                            -------                    ------------
                      1998   1997   Change         1998   1997   Change
                      ----   ----   ------         ----   ----   ------
Effective tax rate    34.1%  34.4%    -.3%         35.4%  35.4%      --



LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong during the quarter. A strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company's operational needs.

Year-to-date, net cash provided by operating activities was $566.9 million, compared to $699.1 million in 1997, with the decrease due principally to decreased earnings and unfavorable working capital movements, partially offset by lower benefit plan contributions. The unfavorable working capital movements were due primarily to increases in accounts receivable and reduced promotion liabilities. The ratio of current assets to current liabilities was .8 at September 30, 1998, compared to .9 at December 31, 1997.

Net cash used in investing activities was $265.7 million, comprised principally of $251.0 million in property additions.

Net cash used in financing activities was $267.8 million, related primarily to common stock repurchases and dividend payments, partially offset by a net increase in total debt of $220.1 million.

On October 30, 1998, the Company's Board of Directors declared a regular dividend of $.235 per common share, payable December 15, 1998, to shareholders of record at the close of business on November 27, 1998.

This declaration brings the Company's total 1998 dividend payment to $.92 per share, a 5.7% increase over the prior-year payment of $.87.

Under existing plans authorized by the Company's Board of Directors, management spent $221.5 million during the September 1998 year-to-date period to repurchase
5.8 million shares of the Company's common stock at an average price of $38 per share. The remaining repurchase authorization, which extends through December 31, 1998, was $167.6 million at September 30, 1998.

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

As of September 30, 1998, current maturities of long-term debt primarily consisted of $200 million of five-year notes due October 1998. On October 13, 1998, management replaced this maturing portion of long-term debt by issuing $200 million of seven-year 4.875% fixed rate U.S. Dollar Notes. Management entered into a series of interest rate hedges throughout 1998 to effectively fix the interest rate prior to this debt issuance. The effect of the hedges, when combined with original issue discounts, resulted in an effective rate of 6.07% for this issuance.

At year-end 1997, the Company had available $775.1 million of short-term lines of credit. During the first half of 1998, the Company reduced this amount by $175 million.

During 1998, the Company has continued to enjoy one of the highest credit ratings in the food industry on both its long-term debt and commercial paper. In August 1998, Moody's lowered its rating on the Company's senior unsecured notes from Aa1 to Aa2 reflecting the Company's increased use of cash for investments in marketing, product development, and other initiatives in the highly competitive markets around the world. Management believes that this change will have an insignificant impact on future borrowing costs. The rating agency confirmed the Company's Prime-1 commercial paper rating.

The ratio of total debt to market capitalization at September 30, 1998, was 17%, up from 10% at December 31, 1997, due principally to a decrease in the market price of the Company's stock since that date.

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

Management believes the competitive environment and unsettled global economic conditions experienced by the Company during the first nine months of 1998 will continue during the remainder of the year. In response to these conditions, the Company expects to continue with competitive levels of marketing spending during the balance of the year and accelerate new product introductions globally. While management believes these actions have recently resulted in stabilization or growth of volume share in the Company's major markets, the Company's full-year 1998 net earnings per share (excluding non-recurring charges) are expected to decline in the range of 20% versus the prior- year amount of $1.70.

Also contributing to the earnings decline is the Company's previously announced plan to accelerate investment in long-term growth strategies, including product development, technology, and efficiency initiatives. One of the efficiency initiatives currently underway is a major overhead activity analysis announced September 4, 1998. This initiative is designed to better align the Company's overhead work activities to its growth strategy. The process includes evaluating all work performed by more than 2,000 salaried employees in the Company's headquarters and North American operations, as well as all consulting and other external services. Management believes this initiative will result in the elimination of some salaried employee positions, requiring separation benefit costs to be recognized in the fourth quarter of 1998. Since the number of employees affected, their job functions and their locations have not yet been identified, the costs that may result are not yet known.

As a result of the factors described above, the Company's full-year 1998 gross margin will be in line with the September year to date results and the SGA% will increase approximately 3% versus the prior year. Additional expectations for 1998 include an effective income tax rate that approximates 1997's, capital spending of approximately $400 million, continued common stock repurchase activity within our Board authorization of $390 million, and an increase in interest expense of approximately 10%.

The Company established a global program in 1997 to address the millennium date change issue (the inability of certain computer software, hardware, and other equipment with embedded computer chips to properly process two-digit year-date codes after 1999). The program is structured to address all date-related risks to the Company's business in four major categories: information technology systems, embedded technology systems, suppliers, and customers. Additionally, the Company has begun a contingency planning process designed to mitigate business risks due to unexpected date-related issues within any of the four program categories across all key business units worldwide.

In the information technology and embedded systems categories, the inventories and detailed assessments are essentially complete, remediation is 60% complete, and testing is 35% complete. Remediation and testing are on schedule with planned completion by June 30, 1999, for business critical and important systems. The testing results for information technology and embedded systems are being coupled with risk assessments of the Company's suppliers and customers, and incorporated into the contingency planning process. This activity is currently underway, and will continue through 1999.

The Company expects to spend approximately $70 million, principally during 1998 and 1999, to become Year 2000 compliant. This amount includes the costs of activities described above, as well as costs to replace non-compliant systems for which replacement was accelerated to meet Year 2000 requirements. On a global basis, spending to date is consistent with the overall percentage of program completion of approximately 60%. These amounts do not include the effect of other planned system initiatives which will contribute to the Year 2000 compliance effort.

While management believes that the estimated cost of becoming Year 2000 compliant is not significant to the Company's financial results, failure to complete all the work in a timely manner could result in material financial risk. While management expects all planned work to be completed, there can be no guarantee that all systems will be in compliance by the year 2000, that the systems of other companies and government agencies on which the Company relies will be converted in a timely manner, or that contingency planning will be able to fully address all potential interruptions. Therefore, date-related issues could cause delays in the Company's ability to produce or ship its products, process transactions, or otherwise conduct business in any of its markets.

On January 1, 1999, eleven European countries will implement a single currency zone, the European Monetary Union (EMU). The new currency, the Euro, will eventually replace the national currencies of the participating countries.

During the transition period of January 1, 1999-2002, entities within participating countries must commence changes which enable them to transact in the Euro. National currencies will be withdrawn no later than July 1, 2002. This transition to the Euro currency will involve changing budgetary, accounting, and fiscal systems in companies and public administrations, as well as the simultaneous handling of parallel currencies and conversion of legacy data. Uncertainty exists as to the effects the Euro currency will have on the marketplace. In early 1998, management formed a task force to monitor EMU developments, evaluate the impact of the Euro conversion on the Company's operations, and develop and execute action plans, as necessary. Documentation of required system and process changes within the Company's European region is in process. Most of these changes will be made in conjunction with other significant technology initiatives currently under way, and will be completed in accordance with the Company's timetable for transacting with its suppliers and customers in the Euro. Results of task force assessments indicate that most suppliers and customers desire to initiate Euro transactions after 1999. Management expects to complete accounting system conversions during 2001. Although Management currently believes the Company will be able to accommodate any required changes in its operations without significant cost, there can be no assurance that the Company, its customers, suppliers, financial service providers, or government agencies will meet all of the Euro currency requirements on a timely basis. Such failure to complete the necessary work could result in material financial risk.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS #133) "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. If defined conditions are met, a derivative may be designated as a hedge of certain underlying exposures. This designation determines the timing of recognition and classification of periodic changes in the fair value of the derivative. SFAS #133 is generally effective for financial statements for fiscal years beginning after June 15, 1999, with earlier application permitted as of the beginning of any fiscal quarter subsequent to June 17, 1998. As of the initial application of this Statement, all derivative instruments must be presented at fair value on the balance sheet, and any necessary adjustments are generally to be reflected in either earnings or comprehensive income as a cumulative effect of a change in accounting principle. The Company is exposed to certain market risks which exist as a part of its ongoing business operations and uses derivative financial and commodity instruments, where appropriate, to manage these risks. Management intends to adopt the provisions of SFAS #133 in the Company's first quarter 2000 financial statements. The impact of adoption on the Company's financial results is not expected to be significant.

The foregoing discussion of full-year 1998 strategic actions and expected financial results are forward-looking statements that involve risks and uncertainties. Specific forward-looking projections include expectations about competitive conditions and required levels of marketing spending; execution of management's strategic initiatives and investment plans and the resultant impact on 1998 margin performance and profitability; levels of capital spending and common stock repurchase activity; and execution of the Company's plans for becoming Year 2000 and EMU compliant. Actual results may differ materially due to the impact of competitive conditions, marketing spending, new product introductions, and/or incremental pricing actions on actual volumes and product mix; the levels of spending on research and development, system initiatives, properties, business opportunities, continued streamlining initiatives, and other general and administrative functions; raw material price and labor cost fluctuations; foreign currency exchange rate fluctuations; general economic conditions; changes in statutory tax law; interest rates available on short-term financing; the impact of stock market conditions on common stock repurchase activity; and other items.

                                 KELLOGG COMPANY

                           PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  There were no submissions of matters to a vote of security holders during the quarter for which the report is filed.


Item 6.           Exhibits and Reports on Form 8-K

     (a)Exhibits:

                  27.01 - Financial Data Schedule

     (b) Reports on Form 8-K:
                  On October 16, 1998, the Company filed a report on Form 8-K which included an exhibit containing a press release dated October 16, 1998.

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






Date:  November 12, 1998

                                 KELLOGG COMPANY

                                  EXHIBIT INDEX



Number            Description
------            -----------
27.01             Financial Data Schedule