Form 10-K
period 1998-12-31
KELLOGG CO
filed 1999-03-26
CIK 55067

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ------------------------------

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $8,225,111,147 as determined by the March 1, 1999 closing price of $37.75 for one share of common stock on the New York Stock Exchange.

As of March 1, 1999, 405,090,425 shares of the common stock of the registrant were issued and outstanding.

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998, are incorporated by reference into Part I, II, and Part IV of this Report.

Portions of the registrant's definitive Proxy Statement, dated March 12, 1999, for the Annual Meeting of Stockholders to be held April 23, 1999, are incorporated by reference into Part III of this Report.

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

     Financial Information About Segments. The information called for by this
Item is incorporated herein by reference from Note 13 to the Consolidated Financial Statements on pages 31 and 32 of the Company's Annual Report.

     Principal Products. The principal products of the Company are ready-to-eat cereals and other convenience food products which are manufactured in 20 countries and distributed in more than 160 countries. The Company's products are generally marketed under the KELLOGG'S(R) name and are sold principally to the grocery trade through direct sales forces for resale to consumers. The Company uses broker and distribution arrangements for certain products as well as in less developed market areas. Additional information pertaining to the relative sales of ready-to-eat cereals and the Company's other convenience food products is found in Note 13 to the Consolidated Financial Statements on pages 31 and 32 of the Company's Annual Report.

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

     The principal ingredients in the products produced by the Company in the United States include corn grits, oats, rice, various fruits, sweeteners, wheat, and wheat derivatives. Ingredients are purchased principally from sources in the United States. In producing toaster pastries, bagels, frozen waffles, and cereal bars, the Company may use flour, shortening, sweeteners, dairy products, eggs, fruit, and other filling ingredients, which ingredients are obtained from various sources. Although the Company enters into some long-term contracts, the bulk of such raw materials are purchased on the open market. While the cost of raw materials may increase over time, the Company believes that it will be able to purchase an adequate supply of such raw materials as needed. The Company also uses commodity futures and options to hedge some of its raw material costs. Refer to Note 11 to the Consolidated Financial Statements contained in the Company's Annual Report on page 30.

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

     Trademarks and Technology. Generally, the Company's products are marketed under trademarks owned by the Company. The Company's principal trademarks are its housemark, brand names, slogans, and designs related to cereals and other convenience food products manufactured and marketed by the Company. These trademarks include Kellogg's(R), for cereals and other products of the Company and the brand names of certain ready-to-eat cereals, including All-Bran(R), Kellogg's Squares(TM), Apple Jacks(R), Apple Raisin Crisp(R), Apple Cinnamon Rice Krispies(R), Bran Buds(R), Complete(R) Bran Flakes, Cocoa Krispies(R), Common Sense(R), Cruncheroos(R), Kellogg's Corn Flakes(R), Cracklin' Oat Bran(R), Kellogg's(R) Cinnamon Mini-Buns, Crispix(R), Double Dip Crunch(R), Froot Loops(R), Kellogg's Frosted Bran(R), Kellogg's Frosted Flakes(R), Frosted Krispies(R), Frosted Mini-Wheats(R), Fruitful Bran(R), Fruity Marshmallow Krispies(R), Just Right(R), Kellogg's(R) Low Fat Granola, Nut & Honey Crunch(R), Nut & Honey Crunch O's(TM), Muesli(R), Nutri-Grain(R), Corn Pops(R), Product 19(R), Kellogg's(R) Two Scoops(R) Raisin Bran, Rice Krispies(R), Rice Krispies Treats(R), Smacks(R), Smart Start(R), Special K(R), Kellogg's Cocoa Frosted Flakes(TM), Razzle Dazzle Rice Krispies(TM), and Kellogg's(R) Honey Crunch Corn Flakes(TM). Additional Company trademarks are the names of certain combinations of Kellogg's(R) ready-to-eat cereals, including Breakfast Mates(TM), Handi-Pak(R), Snack-Pak(R), Fun Pak(R), Jumbo(R) and Variety(R) Pak. Other Company brand names include Kellogg's(R) Corn Flake Crumbs; Croutettes(R) for herb season stuffing mix; Kellogg's(R) Nutri-Grain(R) for cereal bars; Pop-Tarts Pastry Swirls(TM) for toaster danish; Pop-Tarts(R) for toaster pastries; Eggo(R), Special K(R) and Nutri-Grain(R) for frozen waffles; Lender's(R) for Bagels; and Rice Krispies Treats(TM) for crispy marshmallow squares.

     Company trademarks also include depictions of certain animated characters in conjunction with the Company's products, including Snap!(R)Crackle!(R)Pop!(R)for Kellogg's(R) Frosted Krispies(R), Fruity Marshmallow Krispies(R), Razzle Dazzle Rice Krispies(TM), and Rice Krispies(R); Tony the Tiger(TM) for Kellogg's Frosted Flakes(R) and Kellogg's Cocoa Frosted Flakes(TM); Toucan Sam(R)for Froot Loops(R); Dig 'Em!(R) for Smacks(R); Coco(TM) for Cocoa Krispies(R); and Cornelius(R) and Corny(TM) for Kellogg's Corn Flakes(R).

     The slogans "The Best To You Each Morning"(R), "The Original and Best(R)," and "They're Gr-r-reat!"(R), used in connection with the Company's ready-to-eat cereals, are also important Company trademarks. The Company's use of the advertising themes "Better Breakfast"(TM), "Get A Taste For The Healthy Life"(TM), and "Cereal...Eat It For Life"(TM) represent part of its effort to establish throughout the United States and the world the concept of a nutritious breakfast.

     The Company considers that, taken as a whole, the rights under its various patents, which expire from time to time, are a valuable asset, but the Company does not believe that its businesses are materially dependent on any single patent or group of related patents. The Company's activities under licenses or other franchises or concessions are not material.

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

     Research and Development. Research to support and expand the use of the Company's existing products and to develop new food products is carried on at the W.K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. The Company's expenditures for research and development were approximately $121.9 million in 1998, $106.1 million in 1997, and $84.3 million in 1996.

     Environmental Matters. The Company's facilities are subject to various foreign, federal, state, and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. The Company is not a party to any material proceedings arising under these regulations. The Company believes that compliance with existing environmental laws and regulations will not materially affect the financial condition or the competitive position of the Company. The Company is currently in substantial compliance with all material environmental regulations affecting the Company and its properties.

     Employees. At December 31, 1998, the Company had 14,498 employees.

     Financial Information About Geographic Areas. The information called for by this Item is incorporated herein by reference from Note 13 to the Consolidated Financial Statements on pages 31 and 32 of the Company's Annual Report.

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

     Outside the United States, the Company has additional manufacturing locations, some with warehousing facilities, in Argentina, Australia, Brazil, Canada, China, Colombia, Ecuador, Germany, Great Britain, Guatemala, India, Japan, Malaysia, Mexico, South Africa, South Korea, Spain, Thailand, and Venezuela.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The names, ages as of February 28, 1999, and positions of the executive officers of the Company are listed below together with their business experience. Executive officers are elected annually by the Board of Directors at the meeting immediately following the Annual Meeting of Stockholders.

Arnold G. Langbo
Chairman of the Board and Chief Executive Officer.............................61
     Mr. Langbo has been employed by the Company since 1956. He was named President and Chief Operating Officer in 1990 and became Chairman of the Board and Chief Executive Officer in 1992. In June of 1998, Mr. Carlos M. Gutierrez was named President and Chief Operating Officer. Mr. Langbo retained his positions as Chairman of the Board and Chief Executive Officer.

Carlos M. Gutierrez
President and Chief Operating Officer.........................................45
     Mr. Gutierrez joined Kellogg de Mexico in 1975. In 1993, Mr. Gutierrez was promoted to Executive Vice President, Kellogg USA Inc. and General Manager, Kellogg USA Cereal Division. He was appointed Executive Vice President and President, Kellogg Asia-Pacific in 1994, and Executive Vice President - Business Development in 1996. In June of 1998, Mr. Gutierrez was named President and Chief Operating Officer.

John D. Cook
Executive Vice President, President, Kellogg North America....................45
     Mr. Cook joined Kellogg Company as Executive Vice President, President, Kellogg North America in February of 1999. From 1988 to 1999 Mr. Cook was a director with McKinsey and Company, Inc., a leading corporate strategy group.

Jean-Louis Gourbin
Executive Vice President, President, Kellogg Europe...........................51
     Mr. Gourbin joined Kellogg France in 1983. He was promoted to President and CEO - Kellogg Canada Inc. in 1990. In 1995, he was named Managing
Director - Kellogg (Aust.) Pty. Ltd. Mr. Gourbin was appointed Executive Vice President and President, Kellogg Asia-Pacific in 1996. Mr. Gourbin was appointed President, Kellogg Europe in September of 1998.

Jacobus Groot
Executive Vice President, President, Kellogg Asia Pacific.....................48
     Mr. Groot joined Kellogg Company as Executive Vice President, President, Kellogg Asia Pacific in January of 1999. Prior to joining Kellogg Company, Mr. Groot was employed by The Procter and Gamble Company for 17 years. His most recent position was Group Vice President (President-Asia, North, and President, Paper Products-Asia, Procter and Gamble Asia), a position he held since 1995.

Alan F. Harris
Executive Vice President, President, Kellogg Latin America....................44
     Mr. Harris joined Kellogg Company of Great Britain Limited in 1984. In 1993, he was appointed President, Kellogg Canada Inc. In 1994, he was promoted to Executive Vice President - Marketing and Sales - Kellogg USA Inc. Mr. Harris was promoted to Executive Vice President and President, Kellogg Latin America in 1997.

John R. Hinton
Executive Vice President - Administration and Chief Financial Officer.........53
     Mr. Hinton joined the Company as Assistant to the Vice President - Finance in 1979. He was appointed Executive Vice President - Financial Administration and Treasurer for Kellogg USA Inc. in 1993. In 1995, Mr. Hinton was named Senior Vice President - Administration and Chief Financial Officer. In 1997, Mr. Hinton was named Executive Vice President - Administration and Chief Financial Officer

Donald W. Thomason
Executive Vice President - Services and Technology............................55
     Mr. Thomason has been employed by the Company since 1966. He was named Executive Vice President - Services and Technology in 1990.

Donna J. Banks
Senior Vice President - Research and Development..............................42
     Dr. Banks joined the Company in 1983. In 1991, she was promoted to Vice President - Research and Development Dr. Banks became Senior Vice
President - Research and Development in 1997.

Richard M. Clark
Senior Vice President, General Counsel and Secretary..........................61
     Mr. Clark joined the Company as Senior Vice President, General Counsel and Secretary in 1989.

Robert L. Creviston
Senior Vice President - Human Resources.......................................57
     Mr. Creviston joined the Company as Vice President - Employee Relations in 1982. He was named Senior Vice President - Human Resources in 1991.

Jay W. Shreiner
Senior Vice President.........................................................49
     Mr. Shreiner joined the Company as Assistant Treasurer in 1983. He was named Vice President - Information Services in 1990 and Senior Vice President and Chief Information Officer in 1995. In January of 1999, Mr. Shreiner accepted an interim assignment as Chief Financial Officer of Kellogg Europe.

Joseph M. Stewart
Senior Vice President - Corporate Affairs.....................................56
     Mr. Stewart has been employed by the Company since 1980. He was named Senior Vice President - Corporate Affairs in 1988.

Michael J. Teale
Senior Vice President - Global Supply Chain...................................54
     Mr. Teale joined Kellogg Company of Great Britain Limited in 1966. He was named Vice President - Cereal Manufacturing of the Company's U.S. Food Products Division in 1990, Senior Vice President - Worldwide Operations and Technology in 1994, and Senior Vice President - Global Supply Chain in February of 1999.

Alan Taylor
Vice President - Corporate Controller.........................................47
     Mr. Taylor has been employed by the Company since 1982. He served as Director - Finance of Kellogg (Aust.) Pty. Ltd. from 1988 until 1993. He became Controller of the Company in 1993, and was named a Vice President in 1994.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The information called for by this Item is set forth on page 31 of the Company's Annual Report in Note 12 to the Consolidated Financial Statements of the Company which is incorporated by reference into Item 8 of this Report.

ITEM 6. SELECTED FINANCIAL DATA

     The information called for by this Item is incorporated herein by reference from the chart entitled "Selected Financial Data" on pages 14 and 15 of the Company's Annual Report. Such information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in
Item 8 of this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information called for by this Item is incorporated herein by reference from pages 16 through 21 of the Company's Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information called for by this Item is incorporated herein by reference from pages 33 and 34 of the Company's Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this Item is incorporated herein by reference from pages 22 through 32 of the Company's Annual Report. Supplementary quarterly financial data, also incorporated herein by reference, is set forth in Note 12 to the Consolidated Financial Statements on page 31 of the Company's Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors -- Refer to the Company's Proxy Statement dated March 12, 1999, for the Annual Meeting of Stockholders to be held on April 23, 1999, under the caption "Election of Directors" on pages 4 through 6, which information is incorporated herein by reference.

     Executive Officers of the Registrant -- Refer to "Executive Officers of the Registrant" under Item 4A at pages 5 through 6 of this Report.

     For information concerning Section 16(a) of the Securities Exchange Act of 1934, refer to the Company's Proxy Statement dated March 12, 1999, for the Annual Meeting of Stockholders to be held on April 23, 1999, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" at page 3, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Refer to the Company's Proxy Statement dated March 12, 1999, for the Annual Meeting of Stockholders to be held on April 23, 1999, under the caption "Executive Compensation" at pages 7 through 11, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Refer to the Company's Proxy Statement dated March 12, 1999, for the Annual Meeting of Stockholders to be held on April 23, 1999, under the caption "Security Ownership" at pages 2 through 3, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON FORM 8-K

     The following Consolidated Financial Statements and related Notes, together with the Report thereon of PricewaterhouseCoopers LLP dated January 29, 1999, appearing on pages 22 through 33 of the Company's

Annual Report to Stockholders for the fiscal year ended December 31, 1998, are incorporated herein by reference:

          (A)1. CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Statement of Earnings for the years ended December 31, 1998, 1997, and 1996.
     Consolidated Statement of Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996.
     Consolidated Balance Sheet at December 31, 1998 and 1997.
     Consolidated Statement of Cash Flows for the years ended December 31, 1998, 1997, and 1996.
     Notes to Consolidated Financial Statements.

          (A)2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

     The Financial Schedule and related Report of Independent Accountants filed as part of this Report are as follows:

                                                                    PAGE
                                                                    ----
    Schedule II -- Valuation Reserve............................    11
    Report of Independent Accountants...........................    12

     This Consolidated Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1998.

     All other financial statement schedules are omitted because they are not applicable.

          (A)3. EXHIBITS

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
    3.01         Amended Restated Certificate of Incorporation of Kellogg
                 Company, incorporated by reference to Exhibit 3.01 to the
                 Company's Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1996, Commission file number 1-4171.
    3.02         Bylaws of Kellogg Company, as amended, incorporated by
                 reference to Exhibit 3.02 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1995,
                 Commission file number 1-4171.
    4.01         Fiscal Agency Agreement dated as of January 29, 1997,
                 between the Company and Citibank, N.A., Fiscal Agent,
                 incorporated by reference to Exhibit 4.01 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997, Commission file number 1-4171.
    4.02         Form of Debt Security related to the Fiscal Agency Agreement described in Exhibit 4.01 above, incorporated by reference to Exhibit 4.02 to the Company's Annual Report on Form 10-K
                 for the fiscal year ended December 31, 1997, Commission file number 1-4171.
    4.03         Indenture dated as of August 5, 1997, between the Company
                 and Citibank, N.A., Trustee and Collateral Agent,
                 incorporated by reference to Exhibit 4.03 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997, Commission file number 1-4171.
    4.04         Form of Debt Security related to the Indenture described in
                 Exhibit 4.03 above, incorporated by reference to Exhibit
                 4.04 to the Company's Annual Report on Form 10-K for the
                 fiscal year ended December 31, 1997, Commission file number
                 1-4171.
    4.05         Indenture dated August 1, 1993 between the Company and
                 Harris Trust and Savings Bank, incorporated by reference to
                 Exhibit 4.1 to the Company's Registration Statement on Form
                 S-3, Commission file number 33-49875.
    4.06         Kellogg Company 4 7/8% Notes Due 2005; US $200,000,000.
    4.07         Kellogg Company 5 3/4% Extendible Notes Due 2001; US
                 $200,000,000.

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   10.01         Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983,
                 Commission file number 1-4171.*
   10.02         Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990,
                 Commission file number 1-4171.*
   10.03         Kellogg Company Supplemental Savings and Investment Plan,
                 incorporated by reference to Exhibit 10.03 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1994, Commission file number 1-4171.*
   10.04         Kellogg Company 1982 Stock Option Plan, as amended on
                 December 7, 1990, incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number
                 1-4171.*
   10.05         Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997,
                 Commission file number 1-4171.*
   10.06         Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985,
                 Commission file number 1-4171.*
   10.07         Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1991,
                 Commission file number 1-4171.*
   10.08         Kellogg Company Key Employee Long Term Incentive Plan,
                 incorporated by reference to Exhibit 10.08 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997, Commission file number 1-4171.*
   10.09         Deferred Compensation Plan for Non-Employee Directors,
                 incorporated by reference to Exhibit 10.10 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1993, Commission file number 1-4171.*
   10.10         Kellogg Company Senior Executive Officer Performance Bonus
                 Plan, incorporated by reference to Exhibit 10.10 to the
                 Company's Annual Report on Form 10-K for the fiscal year
                 ended December 31, 1995, Commission file number 1-4171.*
   10.11         Stock Compensation Program for Non-Employee Directors of
                 Kellogg Company, as amended.*
   10.12         Kellogg Company Bonus Replacement Stock Option Plan,
                 incorporated by reference to Exhibit 10.12 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997, Commission file number 1-4171.*
   10.13         Kellogg Company Executive Compensation Deferral Plan, ,
                 incorporated by reference to Exhibit 10.13 to the Company's
                 Annual Report on Form 10-K for the fiscal year ended
                 December 31, 1997, Commission file number 1-4171.*
   10.14         Agreement between the Company and T. A. Knowlton dated
                 October 1, 1998.*
   10.15         Agreement between the Company and D. G. Fritz dated October
                 1, 1998.*
   13.01         Pages 14 through 34 of the Company's Annual Report to
                 Stockholders for the fiscal year ended December 31, 1998.
   21.01         Domestic and Foreign Subsidiaries of the Company.
   23.01         Consent of PricewaterhouseCoopers LLP.
   23.02         Consent of PricewaterhouseCoopers LLP.

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
   24.01         Powers of Attorney authorizing Richard M. Clark to execute the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, on behalf of the Board of
                 Directors, and each of them.
   27.01         Financial Data Schedule.
   99.01         Kellogg Company American Federation of Grain Millers Savings
                 and Investment Plan Annual Report on Form 11-K for the
                 fiscal year ended October 31, 1998.
   99.02         Kellogg Company Salaried Savings and Investment Plan Annual
                 Report on Form 11-K for the fiscal year ended October 31,
                 1998.

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

(B) REPORTS ON FORM 8-K

     The Company filed a Form 8-K on October 16, 1998, and on December 7, 1998.

                       SCHEDULE II -- VALUATION RESERVES

                                 (in millions)

                                                                 1998      1997       1996
                                                                 ----      ----       ----
ACCOUNTS RECEIVABLE
Balance at January 1........................................    $  7.5    $   6.6    $   6.4
Additions charged to cost and expenses......................       5.7        2.4        0.7
Doubtful accounts charged to reserve........................      (0.5)      (1.0)      (0.4)
Currency translation adjustments............................       0.2       (0.5)      (0.1)
                                                                ------    -------    -------
Balance at December 31......................................    $ 12.9    $   7.5    $   6.6
                                                                ======    =======    =======

                                                                 1998      1997       1996
                                                                 ----      ----       ----
NON-RECURRING CHARGES
Balance at January 1........................................    $ 51.9    $  54.3    $  94.0
Additions charged to cost and expenses......................      70.5      161.1      121.1
Amounts utilized............................................     (70.9)    (163.5)    (160.8)
                                                                ------    -------    -------
Balance at December 31......................................    $ 51.5    $  51.9    $  54.3
                                                                ======    =======    =======

                                                                 1998      1997       1996
                                                                 ----      ----       ----
DEFERRED INCOME TAX ASSET VALUATION ALLOWANCE
Balance at January 1........................................    $ 45.9    $  31.6    $  32.7
Additions charged to cost and expenses......................      23.0       25.5        2.5
Deductions credited to cost and expenses....................      (0.3)     (11.2)      (3.6)
                                                                ------    -------    -------
Balance at December 31......................................    $ 68.6    $  45.9    $  31.6
                                                                ======    =======    =======

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Stockholders and Board of Directors of Kellogg Company

     Our audits of the consolidated financial statements referred to in our report dated January 29, 1999, appearing in the 1998 Annual Report to Stockholders of Kellogg Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Battle Creek, Michigan
January 29, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March 1999.
                                          KELLOGG COMPANY

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

                      NAME                                       CAPACITY                       DATE
                      ----                                       --------                       ----

              /s/ ARNOLD G. LANGBO                 Chairman of the Board, Chief            March 25, 1999
  ---------------------------------------------      Executive Officer; Director
                Arnold G. Langbo                     (Principal Executive Officer)

               /s/ JOHN R. HINTON                  Executive Vice                          March 25, 1999
  ---------------------------------------------      President-Administration and Chief
                 John R. Hinton                      Financial Officer (Principal
                                                     Financial Officer)

                 /s/ ALAN TAYLOR                   Vice President and Corporate            March 25, 1999
  ---------------------------------------------      Controller (Principal Accounting
                   Alan Taylor                       Officer)

                                                   Director
  ---------------------------------------------
               Benjamin S. Carson

                                                   Director
  ---------------------------------------------
               Carleton S. Fiorina

                                                   Director
  ---------------------------------------------
               Claudio X. Gonzalez

                                                   Director
  ---------------------------------------------
                   Gordon Gund

                                                   Director
  ---------------------------------------------
               Carlos M. Gutierrez

                                                   Director
  ---------------------------------------------
               Dorothy A. Johnson

                                                   Director
  ---------------------------------------------
               William E. LaMothe

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

                                                   Director
  ---------------------------------------------
                Harold A. Poling

                                                   Director
  ---------------------------------------------
              William C. Richardson

                                                   Director
  ---------------------------------------------
               Donald H. Rumsfeld

                                                   Director
  ---------------------------------------------
                John L. Zabriskie

            By: /s/ RICHARD M. CLARK                                                       March 25, 1999
     ---------------------------------------
                Richard M. Clark
               As Attorney-in-Fact

                                 EXHIBIT INDEX

                                                                               ELECTRONIC(E)
                                                                                 PAPER(P)
                                                                                INCORP. BY
EXHIBIT NO.                            DESCRIPTION                              REF.(IBRF)
-----------                            -----------                             -------------
    3.01       Amended Restated Certificate of Incorporation of Kellogg
               Company, incorporated by reference to Exhibit 3.01 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1996, Commission file number 1-4171.           IBRF
    3.02       Bylaws of Kellogg Company, as amended, incorporated by
               reference to Exhibit 3.02 to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1995,
               Commission file number 1-4171.                                    IBRF
    4.01       Fiscal Agency Agreement dated as of January 29, 1997,
               between the Company and Citibank, N.A., Fiscal Agent,
               incorporated by reference to Exhibit 4.01 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997, Commission file number 1-4171.                 IBRF
    4.02       Form of Debt Security related to the Fiscal Agency Agreement described in Exhibit 4.01 above, incorporated by reference to Exhibit 4.02 to the Company's Annual Report on Form 10-K
               for the fiscal year ended December 31, 1997, Commission file
               number 1-4171.                                                    IBRF
    4.03       Indenture dated as of August 5, 1997, between the Company
               and Citibank, N.A., Trustee and Collateral Agent,
               incorporated by reference to Exhibit 4.03 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997, Commission file number 1-4171.                 IBRF
    4.04       Form of Debt Security related to the Indenture described in
               Exhibit 4.03 above, incorporated by reference to Exhibit
               4.04 to the Company's Annual Report on Form 10-K for the
               fiscal year ended December 31, 1997, Commission file number
               1-4171.                                                           IBRF
    4.05       Indenture dated August 1, 1993 between the Company and
               Harris Trust and Savings Bank, incorporated by reference to
               Exhibit 4.1 to the Company's Registration Statement on Form
               S-3, Commission file number 33-49875.                             IBRF
    4.06       Kellogg Company 4 7/8% Notes Due 2005; US $200,000,000.            E
    4.07       Kellogg Company 5 3/4% Extendible Notes Due 2001; US
               $200,000,000.                                                      E
   10.01       Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1983,
               Commission file number 1-4171.*                                   IBRF
   10.02       Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990,
               Commission file number 1-4171.*                                   IBRF
   10.03       Kellogg Company Supplemental Savings and Investment Plan,
               incorporated by reference to Exhibit 10.03 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1994, Commission file number 1-4171.*                IBRF
   10.04       Kellogg Company 1982 Stock Option Plan, as amended on
               December 7, 1990, incorporated by reference to Exhibit 10.07 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number
               1-4171.*                                                          IBRF
   10.05       Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997,
               Commission file number 1-4171.*                                   IBRF
   10.06       Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1985,
               Commission file number 1-4171.*                                   IBRF

                                                                               ELECTRONIC(E)
                                                                                 PAPER(P)
                                                                                INCORP. BY
EXHIBIT NO.                            DESCRIPTION                              REF.(IBRF)
-----------                            -----------                             -------------
   10.07       Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to the Company's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1991,
               Commission file number 1-4171.*                                   IBRF
   10.08       Kellogg Company Key Employee Long Term Incentive Plan,
               incorporated by reference to Exhibit 10.08 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997, Commission file number 1-4171.*                IBRF
   10.09       Deferred Compensation Plan for Non-Employee Directors,
               incorporated by reference to Exhibit 10.10 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1993, Commission file number 1-4171.*                IBRF
   10.10       Kellogg Company Senior Executive Officer Performance Bonus
               Plan, incorporated by reference to Exhibit 10.10 to the
               Company's Annual Report on Form 10-K for the fiscal year
               ended December 31, 1995, Commission file number 1-4171.*          IBRF
   10.11       Stock Compensation Program for Non-Employee Directors of
               Kellogg Company, as amended.*                                      E
   10.12       Kellogg Company Bonus Replacement Stock Option Plan,
               incorporated by reference to Exhibit 10.12 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997, Commission file number 1-4171.*                IBRF
   10.13       Kellogg Company Executive Compensation Deferral Plan,
               incorporated by reference to Exhibit 10.13 to the Company's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1997, Commission file number 1-4171.*                IBRF
   10.14       Agreement between the Company and T. A. Knowlton dated
               October 1, 1998.*                                                  E
   10.15       Agreement between the Company and D. G. Fritz dated October
               1, 1998.*                                                          E
   13.01       Pages 14 through 34 of the Company's Annual Report to
               Stockholders for the fiscal year ended December 31, 1998.          E
   21.01       Domestic and Foreign Subsidiaries of the Company.                  E
   23.01       Consent of PricewaterhouseCoopers LLP.                             E
   23.02       Consent of PricewaterhouseCoopers LLP.                             E
   24.01       Powers of Attorney authorizing Richard M. Clark to execute the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, on behalf of the Board of
               Directors, and each of them.                                       E
   27.01       Financial Data Schedule.                                           E
   99.01       Kellogg Company American Federation of Grain Millers Savings
               and Investment Plan Annual Report on Form 11-K for the
               fiscal year ended October 31, 1998.                                E
   99.02       Kellogg Company Salaried Savings and Investment Plan Annual
               Report on Form 11-K for the fiscal year ended October 31,
               1998.                                                              E

-------------------------
* A management contract or compensatory plan required to be filed with this Report.

     The Company will furnish any of its stockholders a copy of any of the above Exhibits not included herein upon the written request of such stockholder and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.