Form 10-Q
period 1999-03-31
KELLOGG CO
filed 1999-05-12
CIK 55067

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

     For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X   No
                                        ---
          Common Stock outstanding April 30, 1999 - 405,119,760 shares

                                 KELLOGG COMPANY

                                      INDEX



PART I - Financial Information                                            Page

Item 1:
   Consolidated Balance Sheet - March 31, 1999, and
   December 31, 1998                                                        2

   Consolidated Statement of Earnings - three months
   ended March 31, 1999, and 1998                                           3

   Consolidated Statement of Cash Flows - three months ended
   March 31, 1999, and 1998                                                 4

   Notes to Consolidated Financial Statements                             5-8


Item 2:
   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                           9-15



PART II - Other Information

Item 4:
   Submission of Matters to a Vote of Security Holders                     16

Item 6:
   Exhibits and Reports on Form 8-K                                        16


Signatures                                                                 17


Exhibit Index                                                              18

CONSOLIDATED BALANCE SHEET

===========================================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                                                          MARCH 31,           December 31,
(millions, except per share data)                                                            1999                     1998
                                                                                         (unaudited)                     *
---------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                                    $140.4                 $136.4
Accounts receivable, net                                                                      724.0                  693.0
Inventories:
    Raw materials and supplies                                                                143.0                  133.3
    Finished goods and materials in process                                                   330.6                  318.1
Other current assets                                                                          236.5                  215.7
---------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                        1,574.5                1,496.5
PROPERTY, net of accumulated depreciation
  of $2,380.4 and $2,358.0                                                                  2,844.5                2,888.8
OTHER ASSETS                                                                                  672.0                  666.2
---------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                               $5,091.0               $5,051.5
===========================================================================================================================
CURRENT LIABILITIES
Current maturities of long-term debt                                                           $2.8                   $1.1
Notes payable                                                                                 624.1                  620.4
Accounts payable                                                                              397.8                  386.9
Income taxes                                                                                   61.3                   69.4
Other current liabilities                                                                     676.1                  640.7
---------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                   1,762.1                1,718.5

LONG-TERM DEBT                                                                              1,611.2                1,614.5
NONPENSION POSTRETIREMENT BENEFITS                                                            435.5                  435.2
DEFERRED INCOME TAXES AND OTHER LIABILITIES                                                   398.7                  393.5

SHAREHOLDERS' EQUITY
Common stock, $.25 par value                                                                  103.8                  103.8
Capital in excess of par value                                                                107.4                  105.0
Retained earnings                                                                           1,391.2                1,367.7
Treasury stock, at cost                                                                      (394.3)                (394.3)
Accumulated other comprehensive income                                                       (324.6)                (292.4)
---------------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                                    883.5                  889.8
---------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $5,091.0               $5,051.5
===========================================================================================================================

*Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENT OF EARNINGS                                          (Results are unaudited)
============================================================================================================
KELLOGG COMPANY AND SUBSIDIARIES                                            Three months ended March 31,
(millions, except per share data)                                      1999                            1998

------------------------------------------------------------------------------------------------------------

NET SALES                                                          $1,745.3                        $1,642.9

------------------------------------------------------------------------------------------------------------

Cost of goods sold                                                    836.4                           781.8
Selling and administrative expense                                    649.4                           562.3
Non-recurring charges                                                  36.8                               -

------------------------------------------------------------------------------------------------------------

OPERATING PROFIT                                                      222.7                           298.8

------------------------------------------------------------------------------------------------------------

Interest expense                                                       29.0                            29.1
Other income (expense), net                                            (2.7)                            0.4

------------------------------------------------------------------------------------------------------------

EARNINGS BEFORE INCOME TAXES                                          191.0                           270.1
Income taxes                                                           72.2                            99.4

------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                         $118.8                          $170.7
============================================================================================================

NET EARNINGS PER SHARE (BASIC AND DILUTED)                             $.29                            $.42

DIVIDENDS PER SHARE                                                   $.235                           $.225

AVERAGE SHARES OUTSTANDING                                            405.0                           410.2
------------------------------------------------------------------------------------------------------------


Refer to Notes to Consolidated Financial Statements.


CONSOLIDATED STATEMENT OF CASH FLOWS                                                            (Results are unaudited)
==============================================================================================================================

KELLOGG COMPANY AND SUBSIDIARIES                                                                Three months ended March 31,
(millions)                                                                                     1999                      1998

------------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net earnings                                                                                 $118.8                    $170.7
Items in net earnings not requiring cash:
  Depreciation and amortization                                                                68.0                      67.3
  Deferred income taxes                                                                        10.8                       1.7
  Non-recurring charges, net of cash paid                                                      29.7                         -
  Other                                                                                        16.4                      10.5
Postretirement benefit plan contributions                                                     (33.0)                    (23.5)
Changes in operating assets and liabilities                                                   (61.0)                    (88.2)
------------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     149.7                     138.5
------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
Additions to properties                                                                       (55.6)                    (79.7)
Other                                                                                           6.8                      (3.4)
------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN INVESTING ACTIVITIES                                                         (48.8)                    (83.1)
------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
Net issuances (reductions) of notes payable                                                     3.7                    (318.5)
Issuances of long-term debt                                                                       -                     400.0
Reductions of long-term debt                                                                   (1.4)                     (2.6)
Net issuances of common stock                                                                   2.4                      13.7
Common stock repurchases                                                                          -                     (61.3)
Cash dividends                                                                                (95.3)                    (92.4)
------------------------------------------------------------------------------------------------------------------------------

NET CASH USED IN FINANCING ACTIVITIES                                                         (90.6)                    (61.1)
------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                        (6.3)                     (2.3)
------------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                                4.0                      (8.0)
Cash and cash equivalents at beginning of period                                              136.4                     173.2
------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $140.4                    $165.2
==============================================================================================================================


Refer to Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements
              for the three months ended March 31, 1999 (Unaudited)

1.  Accounting policies

The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained on pages 22 to 32 of the Company's 1998 Annual Report. Except as discussed below, the accounting policies used in preparing these financial statements are the same as those summarized in the Company's 1998 Annual Report. Certain amounts for 1998 have been reclassified to conform with current period classifications.

Effective January 1, 1999, the Company adopted two Statements of Position (SOP) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" provides guidance on the classification of software project costs between expense and capital. SOP 98-5 "Reporting on Costs of Start-up Activities" prescribes that the costs of opening a new facility, commencing business in a new market, or similar start-up activities must be expensed as incurred. SOP 98-1 has been applied on a prospective basis from January 1, 1999. The initial application of SOP 98-5 was to be reported as a cumulative effect of a change in accounting principle, if material. The adoption of these SOPs did not have a significant impact on the Company's financial results during the quarter ended March 31, 1999.

The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for other interim periods or the full year.

2.  Earnings per share

Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are principally comprised of employee stock options issued by the Company and had an insignificant impact on earnings per share during the periods presented. Basic net earnings per share is reconciled to diluted net earnings per share as follows (in millions, except per share data):



                                                                              Average          Net
                                                                Net           shares        earnings
                                                              earnings      outstanding     per share
                                                              ---------------------------------------

1999
       Basic                                                    $118.8           405.0          $.29
       Dilutive employee stock options                               -              .7             -
                                                               -------------------------------------
       Diluted                                                  $118.8           405.7          $.29
                                                               =====================================
1998
       Basic                                                    $170.7           410.2          $.42
       Dilutive employee stock options                               -             1.1             -
                                                               -------------------------------------
       Diluted                                                  $170.7           411.3          $.42
                                                               =====================================

3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the Company, comprehensive income for the periods presented consists solely of net earnings and foreign currency translation adjustments pursuant to SFAS No. 52, "Foreign Currency Translation," as follows (in millions):


                                                                       Three months ended March 31,
                                                                         1999               1998
                                                                         ----               ----

Net earnings                                                           $118.8             $170.7
Other comprehensive income (loss):
       Foreign currency translation adjustment                          (32.2)               4.0
       Related tax effect                                                   -                (.1)
                                                                       -------------------------
                                                                        (32.2)               3.9
                                                                       -------------------------
Total comprehensive income                                              $86.6             $174.6
                                                                       =========================





4.  Debt

Notes payable primarily consist of commercial paper borrowings in the United States and borrowings under a $200 million revolving credit agreement in Europe with several international banks. At March 31, 1999, outstanding borrowings under the revolving credit agreement were $129.6 million with an effective interest rate of 5.45%. U.S. borrowings at March 31, 1999, were $411.3 million with an effective interest rate of 4.86%. Associated with the U.S. borrowings, the Company holds a $225 million notional, fixed interest rate cap which expires in September 2001. Under the terms of the cap, if the Federal Reserve AA Composite Rate on 30-day commercial paper increases to 6.33%, the Company will pay this fixed rate on $225 million of its commercial paper borrowings. If the rate increases to 7.68% or above, the cap will expire. As of March 31, 1999, the rate was 4.84%.

Long-term debt primarily consists of fixed rate issuances of U.S. and Euro Dollar Notes, including $200 million due in 2005, $500 million due in 2004, and $900 million due in 2001. The amount due in 2001 includes $400 million in Notes which provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company's then-current credit spread.

Associated with several of these long-term debt issuances, the Company has entered into fixed-to-floating interest rate swaps, generally expiring in conjunction with the debt issuances, and indexed to either the three-month London Interbank Offered Rate (LIBOR) or the Federal Reserve AA Composite Rate on 30-day commercial paper. One of the swap agreements, with a notional value of $225 million, will expire if three-month LIBOR falls to 4.71% or below. At March 31, 1999, three-month LIBOR was 4.97%. The total notional amount of all interest rate swaps at March 31, 1999, was $825 million, unchanged from December 31, 1998.

5. Non-recurring charges

Operating profit for the quarter ended March 31, 1999, includes non-recurring charges of $36.8 million ($25.6 million after tax or $.07 per share), related to ongoing overhead activity analysis and other workforce reduction initiatives around the world. During 1998, management commenced an overhead activity analysis in North America to better align the Company's work activities to its growth strategy. The process includes evaluating work performed by employees as well as consulting and other external services. During the first quarter of 1999, this analysis was extended to Europe and Latin America.

The charges reported during the first quarter of 1999 were principally comprised of employee retirement and separation benefits, expenditures for employee and office relocation, and other related costs. Overhead activity analysis and other new initiatives undertaken during the quarter in Europe, Latin America, and Asia-Pacific are expected to eliminate or restructure approximately 350 employee positions by the end of the year and generate approximately $25 million in pre-tax savings by 2000. Cash outlays for all streamlining initiatives during the quarter, including those continuing from prior years, was approximately $30 million. Cash outlays for all previously announced initiatives are expected to be $40-$50 million during the remainder of 1999.

The components of the streamlining charges, as well as reserve balance changes, during the three months ended March 31, 1999, were (in millions):

                                           Employee
                                         retirement &
                                          severance          Asset          Asset          Other
                                         benefits (a)      write-offs      removal         costs          Total
                                       ----------------------------------------------------------------------------
Remaining reserve at
     December 31, 1998                            $39.6         $   -           $11.9        $    -          $51.5
1999 streamlining charges (a)                      26.8           2.2             1.8           6.0           36.8
Amounts utilized during 1999                      (26.4)         (2.2)           (5.0)         (6.0)         (39.6)
Remaining reserve at
                                       ---------------------------------------------------------------------------
     March 31, 1999                               $40.0         $   -            $8.7        $    -          $48.7
                                       ===========================================================================


(a) Includes approximately $3.8 and $.4 of pension and postretirement health care special termination benefits, respectively.

6.   Operating Segments

The Company manufactures and markets ready-to-eat cereal and other grain-based convenience food products, including toaster pastries, frozen waffles, cereal bars, and bagels, throughout the world. Principal markets for these products include the United States and Great Britain. Operations are managed via four major geographic areas - North America, Europe, Asia-Pacific, and Latin America
- which are the basis of the Company's reportable operating segment information disclosed below. The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statement of Earnings. Intercompany transactions between reportable operating segments were insignificant in the periods presented. Operating segment data is presented below (in millions):


                                                                 Three months ended March 31,
                                                                     1999                1998
                                                                -----------------------------
Net sales
       North America                                             $1,128.4            $1,043.4
       Europe                                                       388.8               387.4
       Asia-Pacific                                                  97.6                91.3
       Latin America                                                128.4               120.8
       Corporate and other                                            2.1                   -
                                                                 ----------------------------
       Consolidated                                              $1,745.3            $1,642.9
                                                                 ============================
Operating profit excluding non-recurring charges
       North America                                               $232.0              $252.5
       Europe                                                        41.3                46.0
       Asia-Pacific                                                  12.8                12.8
       Latin America                                                 30.7                30.2
       Corporate and other                                          (57.3)              (42.7)
                                                                 ----------------------------
       Consolidated                                                 259.5               298.8
       Non-recurring charges                                        (36.8)                  -
                                                                  ---------------------------
Operating profit as reported                                       $222.7              $298.8
                                                                  ===========================

                                 KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Kellogg Company is a leading manufacturer and marketer of ready-to-eat cereal and other grain-based convenience food products, including toaster pastries, frozen waffles, cereal bars, and bagels, throughout the world. Principal markets for these products include the United States and Great Britain. Operations are managed via four major geographic areas - North America, Europe, Asia-Pacific, and Latin America.

During the first quarter of 1999, the Company reported strong growth in global volume and sales. Primarily due to a difficult comparison with the prior year, the Company experienced a decline in net earnings versus the first quarter of 1998, a period in which the Company's level of marketing spending was not competitive.

For the quarter ended March 31, 1999, Kellogg Company reported net earnings and earnings per share of $118.8 million and $.29, respectively, compared to 1998 net earnings of $170.7 million and net earnings per share of $.42. (All earnings per share presented represent both basic and diluted earnings per share.)

During the current quarter, the Company reported non-recurring charges of $36.8 million ($25.6 million after tax or $.07 per share), related to ongoing overhead activity analysis and other workforce reduction initiatives around the world. These charges have been excluded from all applicable amounts presented below for purposes of comparison between years.

Excluding non-recurring charges, the Company reported first quarter 1999 net earnings per share of $.36, a 14% decrease from the prior-year result of $.42. The year-over-year decline in earnings per share primarily resulted from increased marketing expenditures, partially offset by net sales growth and a $.01 per share benefit from prior-year share repurchase.

The Company achieved the following volume growth during the first quarter of 1999:


                                                                                 CHANGE
----------------------------------------------------------------------------------------
North America                                                                     +8.7%
Europe                                                                            +6.1%
Asia-Pacific                                                                     +12.9%
Latin America                                                                    +12.1%
----------------------------------------------------------------------------------------
Consolidated                                                                      +8.7%
========================================================================================

========================================================================================
                                                                                  CHANGE
----------------------------------------------------------------------------------------
Global cereal                                                                     +7.4%
Global convenience foods                                                         +12.5%
----------------------------------------------------------------------------------------
Consolidated                                                                      +8.7%
========================================================================================

The North America volume growth was driven by increases in both cereal and convenience food shipments, buoyed by increased promotional activity, improved performance in the mass-merchandising channel, and new products. Outside North America, convenience foods volumes significantly exceeded the prior year in all operating segments due to continued product roll-out. In Europe, cereal volume benefited from price reductions and trade promotional programs. Asia-Pacific cereal shipments were driven by strong volume in the Australian market. Despite tenuous economic conditions in the region, Latin America achieved solid cereal volume growth during the quarter, led by a strong performance in Mexico.

Consolidated net sales increased 6.2% versus the prior year, primarily due to volume gains, partially offset by trade spending and a negative foreign currency impact of 1.7%. On an operating segment basis, net sales versus the prior year were:

-------------------------------------------------------------------------------------------------------------------------
                                                  NORTH                    ASIA-      LATIN
                                                 AMERICA      EUROPE      PACIFIC    AMERICA           CONSOLIDATED
----------------------------------------------------------------------------------------------------------------------
Business                                          +8.6%        +.8%        +8.9%        +21.6%            +7.9%
Foreign currency impact                            -.5%        -.5%        -2.1%        -15.3%            -1.7%
----------------------------------------------------------------------------------------------------------------------
TOTAL CHANGE                                      +8.1%        +.3%        +6.8%         +6.3%            +6.2%
----------------------------------------------------------------------------------------------------------------------


Net sales by major product group were:

----------------------------------------------------------------------------------------
                                                  1999          1998            CHANGE
----------------------------------------------------------------------------------------
Global cereal                                     $1,330.3      $1,266.3         +5.1%
Global convenience foods                             415.0         376.6        +10.2%
----------------------------------------------------------------------------------------
CONSOLIDATED                                      $1,745.3      $1,642.9         +6.2%
----------------------------------------------------------------------------------------



First quarter margin performance was:


----------------------------------------------------------------------------------------
                                                  1999          1998            CHANGE
----------------------------------------------------------------------------------------
Gross margin                                         52.1%         52.4%         - .3%
SGA% (a)                                            -37.2%        -34.2%         -3.0%
----------------------------------------------------------------------------------------
Operating margin                                     14.9%         18.2%         -3.3%
----------------------------------------------------------------------------------------

(a) Selling, general and administrative expense as a percentage of net sales.

The decrease in operating margin primarily reflects increased spending on promotional activities in the Company's major markets during the quarter. This level of spending is consistent with management's strategy to drive growth through increased marketing investment in the Company's seven largest cereal markets, as well as supporting the accelerated introduction of new convenience food products around the world. In comparison, the level of marketing spending during the first quarter of 1998 was significantly lower and not competitive with category activity in major markets.

Operating profit for the quarter ended March 31, 1999, included non-recurring charges of $36.8 million ($25.6 million after tax or $.07 per share), related to ongoing overhead activity analysis and other workforce reduction initiatives around the world. During 1998, management commenced an overhead activity analysis in North America to better align the Company's work activities to its growth strategy. The process includes evaluating work performed by employees as well as consulting and other external services. During the first quarter of 1999, this analysis was extended to Europe and Latin America.

The charges reported during the first quarter of 1999 were principally comprised of employee retirement and separation benefits, expenditures for employee and office relocation, and other related costs. Overhead activity analysis and other new initiatives undertaken during the quarter in Europe, Latin America, and Asia-Pacific are expected to eliminate or restructure approximately 350 employee positions by the end of the year and generate approximately $25 million in pre-tax savings by 2000. Cash outlays for all streamlining initiatives during the quarter, including those continuing from prior years, was approximately $30 million. Cash outlays for all previously announced initiatives are expected to be $40-$50 million during the remainder of 1999.

The Company's streamlining initiatives will continue throughout 1999. The combination of initiatives commenced during the first quarter of 1999 and other ongoing cost-reduction programs is expected to result in more than $50 million in incremental savings for the full year 1999.

The foregoing discussion of streamlining initiatives contains forward-looking statements regarding headcount reductions, cash requirements, and realizable savings. Actual amounts may vary depending on the final determination of important factors, such as identification of specific employees to be separated from pre-determined pools, final negotiation of third party contract buy-outs, actual expenditures for facility closures, implementation of cost-reduction programs currently in the planning stages, and other items.


Operating profit (loss) on an operating segment basis was:


-------------------------------------------------------------------------------------------------------------------------
(millions)                                       NORTH                     ASIA-     LATIN      CORPORATE    CONSOLI-
                                                AMERICA      EUROPE       PACIFIC   AMERICA     AND OTHER      DATED
-------------------------------------------------------------------------------------------------------------------------
1999 operating profit (loss)                       $227.3       $25.6        $6.8        $29.0      ($66.0)       $222.7
Non-recurring charges                                 4.7        15.7         6.0          1.7         8.7          36.8
-------------------------------------------------------------------------------------------------------------------------
1999 OPERATING PROFIT (LOSS) EXCLUDING              232.0        41.3        12.8         30.7       (57.3)        259.5
NON-RECURRING CHARGES
1998 OPERATING PROFIT (LOSS)                       $252.5       $46.0       $12.8        $30.2      ($42.7)       $298.8
-------------------------------------------------------------------------------------------------------------------------
% change - 1999 vs. 1998
  Business                                          -7.7%       -8.2%        +3.8%      +12.2%      -34.2%        -11.5%
  Foreign currency impact                            -.4%       -2.0%        -3.7%      -10.5%          --         -1.7%
-------------------------------------------------------------------------------------------------------------------------
  TOTAL CHANGE                                      -8.1%      -10.2%         +.1%       +1.7%      -34.2%        -13.2%
-------------------------------------------------------------------------------------------------------------------------



Gross interest expense, prior to amounts capitalized, was $31.4 million, up slightly from the prior-year amount of $30.5 million, primarily due to a year-over-year increase in total debt of $164 million.

Excluding the impact of non-recurring charges, the effective income tax rate for the quarter was 36.6%, comparable to the prior-year rate of 36.8%. The effective income tax rate based on reported earnings for the quarter was 37.8%. The higher reported rate (as compared to the rate excluding the impact of non-recurring charges) primarily relates to certain non-recurring charges for which no tax benefit was provided, based on management's assessment of the likelihood of recovering such benefit in future years.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial condition remained strong during the first quarter of 1999. A strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company's operational needs. The Company continues to maintain a Prime-1 rating on its commercial paper.

Net cash provided by operating activities was $149.7 million during the quarter, increased from $138.5 million in 1998, as a favorable variance in working capital movements offset the impact of lower earnings. At March 31, 1999, the ratio of current assets to current liabilities was .9, unchanged from December 31, 1998.

Net cash used in investing activities was $48.8 million, down from $83.1 million in 1998. The reduction was primarily due to property additions, which decreased from $79.7 million in the first quarter of 1998 to $55.6 million in 1999.

Net cash used in financing activities was $90.6 million, primarily related to dividend payments of $95.3 million, partially offset by a net increase in total debt of $2.3 million. The Company's first quarter 1999 per share dividend payment was $.235, a 4.4% increase over the prior-year payment of $.225.

Management is authorized by the Company's Board of Directors to repurchase up to $149.4 million in shares of the Company's common stock during 1999. There were no repurchases during the first quarter of 1999.

Notes payable primarily consist of commercial paper borrowings in the United States and borrowings under a $200 million revolving credit agreement in Europe with several international banks. At March 31, 1999, outstanding borrowings under the revolving credit agreement were $129.6 million with an effective interest rate of 5.45%. U.S. borrowings at March 31, 1999, were $411.3 million with an effective interest rate of 4.86%. Associated with the U.S. borrowings, the Company holds a $225 million notional, fixed interest rate cap which expires in September 2001. Under the terms of the cap, if the Federal Reserve AA Composite Rate on 30-day commercial paper increases to 6.33%, the Company will pay this fixed rate on $225 million of its commercial paper borrowings. If the rate increases to 7.68% or above, the cap will expire. As of March 31, 1999, the rate was 4.84%.

Long-term debt primarily consists of fixed rate issuances of U.S. and Euro Dollar Notes, including $200 million due in 2005, $500 million due in 2004, and $900 million due in 2001. The amount due 2001 includes $400 million in Notes which provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company's then-current credit spread.

Associated with several of these long-term debt issuances, the Company has entered into fixed-to-floating interest rate swaps, generally expiring in conjunction with the debt issuances and indexed to either three-month LIBOR or the Federal Reserve AA Composite Rate on 30-day commercial paper. One of the swap agreements, with a notional value of $225 million, will expire if three-month LIBOR falls to 4.71% or below. At March 31, 1999, three-month LIBOR was 4.97%. The total notional amount of all interest rate swaps at March 31, 1999, was $825 million, unchanged from December 31, 1998.

The ratio of total debt to market capitalization at March 31, 1999, was 17%, up from 16% at December 31, 1998, primarily due to a slightly lower stock price since year-end.


YEAR 2000

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

In the information technology and embedded systems categories, the inventories and detailed assessments are complete. As of the end of the first quarter of 1999, remediation was 90% complete and testing was 75% complete. Remediation and testing are on schedule with planned completion by June 30, 1999, for business critical and important systems.

The Company is spending approximately $70 million during 1998 and 1999 to become Year 2000 compliant. On a global basis, spending through March 31, 1999, was consistent with the overall percentage of program completion of approximately 80%. These amounts do not include the effect of other planned system initiatives that will contribute to the Year 2000 compliance effort. Management believes that to the extent these other planned system initiatives impact the Year 2000 project, they will be completed as scheduled by mid-1999.

The Company is continuing a contingency planning process started in 1998 designed to mitigate business risks due to unexpected date-related issues across all key business units worldwide. The testing results for information technology and embedded systems are being coupled with risk assessments of the Company's suppliers, customers, and other internal initiatives, and incorporated into this contingency planning process. As of March 31, 1999, contingency plans had been identified for the Company's greatest business risks, and their implementation was being planned in each of the Company's four operating segments of North America, Europe, Asia-Pacific, and Latin America.

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

EURO CONVERSION

On January 1, 1999, eleven European countries (Germany, France, Spain, Italy, Ireland, Portugal, Finland, Luxembourg, Belgium, Austria, and the Netherlands) implemented a single currency zone, the Economic and Monetary Union (EMU). The new currency, the Euro, has become the official currency of the participating countries. Those countries' financial markets and banking systems are quoting financial and treasury data in Euros from January 1, 1999.

The Euro will exist alongside the old national currencies during a transition period from January 1, 1999, to January 1, 2002. During this period, entities within participating countries must complete changes which enable them to transact in the Euro. National currencies will be withdrawn no later than July 1, 2002. This transition to the Euro currency will involve changing budgetary, accounting, pricing, costing, and fiscal systems in companies and public administrations, as well as the simultaneous handling of parallel currencies and conversion of legacy data. During the first quarter of 1999, the Euro currency has demonstrated varied levels of stability, and needs to be observed over a longer period before conclusions can be drawn on the currency's long-term viability.

In early 1998, management formed a task force to monitor EMU developments, evaluate the impact of the Euro conversion on the Company's operations, and develop and execute action plans, as necessary. The task force has completed a full EMU impact assessment identifying company-wide, cross-functional effects of the Euro. Required business strategy, system, and process changes within the Company's European region are under way with certain markets already Euro compliant. Many of these changes will be made in conjunction with other significant technology initiatives currently under way, and will be completed in accordance with the Company's timetable for transacting with its suppliers and customers in the Euro. Results of management's customer analysis indicate that the Company will be invoicing larger customers in the Euro beginning in 2001. The Company's suppliers are generally prepared to transact in the Euro at any time; the Company plans to commence Euro-denominated transactions with suppliers in 2002.

The Company's Euro program consists of two phases. Phase I aims to provide the business with the capability to recognize the Euro as a foreign currency for customer order-taking, invoice processing, and vendor payment purposes. The Company expects to complete the necessary changes to order management and related financial systems prior to 2001. Management believes the project timetable is on target to meet this date.

In Phase II, the more significant portion of the program, all business systems (for example, raw materials management, manufacturing, warehousing, human resource systems) will be reviewed and modified, as necessary, to handle the Euro as a functional currency. Legally, this capability must exist in Company business units operating in EMU member countries from January 1, 2002. Manufacturing and operational systems are currently being analyzed and modified in order to comply with the legal timetable. This change does not represent any currency exposure as the national currency exchange rates were fixed in relation to the Euro on January 1, 1999.

Although management currently believes the Company will be able to accommodate any required changes in its operations, there can be no assurance that the Company, its customers, suppliers, financial service providers, or government agencies will meet all of the Euro currency requirements on a timely basis. This is, in part, because new requirements may emerge from individual national governments at later stages. Such failure to complete the necessary work could result in material financial risk.


FULL-YEAR OUTLOOK

Management is not aware of any adverse trends that would materially affect the Company's strong financial position. Should suitable investment opportunities or working capital needs arise that would require additional financing, management believes that the Company's strong credit rating, balance sheet, and earnings history provide a base for obtaining additional financial resources at competitive rates and terms. Based on the expectation of cereal volume growth, and strong results from product innovation and the continued global roll-out of convenience foods, management believes the Company is well-positioned to deliver sales and earnings growth for the full year 1999. The Company will continue to identify and pursue streamlining and productivity initiatives to optimize its cost structure.

The Company continues to review strategies related to the Lender's Bagels business, given its performance since acquisition. Based on a business update completed during the first quarter of 1999, the Company has evaluated the recoverability of Lender's long-lived assets as of March 31, 1999. Although this evaluation has not resulted in recognition of an impairment loss, management continues to assess the profitability realized or likely to be realized by the Lender's Bagels business, and is reviewing various strategies including possible divestiture. Changes in management strategy regarding the Lender's Bagels business could impact the projected cash flows used to evaluate the carrying value of long-lived assets. A change that results in recognition of an impairment loss would require the Company to reduce the carrying value of long-lived assets to fair market value, which management believes is less than the carrying value. The carrying value of Lender's Bagels business long-lived assets, including intangible assets, as of March 31, 1999, was $427 million.

Additional expectations for 1999 include a gross profit margin of 51-52%, an SGA% of 36-37%, an effective income tax rate of 36-37%, and capital spending of approximately $270 million.

The foregoing projections concerning volume growth, profitability, and capital spending, as well as financial impacts of strategies concerning the Lender's Bagels business are forward-looking statements that involve risks and uncertainties. Actual results may differ materially due to the impact of competitive conditions, marketing spending and/or incremental pricing actions on actual volumes and product mix; the success of new product introductions; the levels of spending on system initiatives, properties, business opportunities, continued streamlining initiatives, and other general and administrative costs; raw material price and labor cost fluctuations; foreign currency exchange rate fluctuations; changes in statutory tax law; interest rates available on short-term financing; and other items.

                                 KELLOGG COMPANY

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no submissions of matters to a vote of security holders during the quarter for which the report is filed.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
         10.01 - Agreement between the Company and D. W. Thomason dated March 1, 1999.

         10.02 - Agreement between the Company and J. Groot dated
                 December 17, 1998.

         10.03 - Agreement between the Company and J. D. Cook dated January 26, 1999.

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




                                    KELLOGG COMPANY



                                    /s/ A. Taylor
                                    -------------------------------

                                    A. Taylor
                                    Principal Accounting Officer;*
                                    Vice President - Corporate Controller




Date:  May 12, 1999


*Also duly authorized to sign on behalf of the registrant.

                                 KELLOGG COMPANY

                                  EXHIBIT INDEX


                                                                 Electronic (E)
                                                                 Paper (P)
                                                                 Incorp. By
Exhibit No.                Description                           Ref. (IBRF)
-----------                -----------                           -----------


10.01                      Agreement between the Company and          E
                           D. W. Thomason dated March 1,1999.

10.02                      Agreement between the Company and          E
                           J. Groot dated December 17, 1998.

10.03                      Agreement between the Company and          E
                           J. D. Cook dated January 26, 1999.

27.01                      Financial Data Schedule                    E