Form 10-Q
period 1999-06-30
KELLOGG CO
filed 1999-08-16
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-4171

KELLOGG COMPANY

Delaware	38-0710690
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

One Kellogg Square, P.O. Box 3599
Battle Creek, MI	49016-3599
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number: 616-961-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_               No ___

Common Stock outstanding July 30, 1999 — 405,197,080 shares

KELLOGG COMPANY

INDEX

		Page

PART I — Financial Information

Item 1:	Consolidated Balance Sheet — June 30, 1999, and December 31, 1998	2

	Consolidated Statement of Earnings — three and six months ended June 30, 1999 and 1998	3

	Consolidated Statement of Cash Flows — six months ended June 30, 1999 and 1998	4

	Notes to Consolidated Financial Statements	5-9

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-19

PART II — Other Information

Item 4:	Submission of Matters to a Vote of Security Holders	20

Item 6:	Exhibits and Reports on Form 8-K	20

Signatures		21

Exhibit Index		22

Kellogg Company and Subsidiaries

Consolidated Balance Sheet

	June 30,	December 31,
	1999	1998

	(unaudited)	*

	(millions, except
	per share data)

Current assets
Cash and cash equivalents	$140.2	$136.4
Accounts receivable, net	732.5	693.0

Inventories:
Raw materials and supplies	137.6	133.3
Finished goods and materials in process	342.8	318.1
Other current assets	216.4	215.7

Total current assets	1,569.5	1,496.5

Property, net of accumulated depreciation of $2,438.4 and $2,358.0	2,826.6	2,888.8

Other assets	662.0	666.2

Total assets	$5,058.1	$5,051.5

Current liabilities
Current maturities of long-term debt	$1.9	$1.1
Notes payable	628.8	620.4
Accounts payable	406.5	386.9
Income taxes	41.6	69.4
Other current liabilities	606.3	640.7

Total current liabilities	1,685.1	1,718.5

Long-term debt	1,611.4	1,614.5

Nonpension postretirement benefits	430.9	435.2

Deferred income taxes and other liabilities	390.7	393.5

Shareholders’ equity
Common stock, $.25 par value	103.8	103.8
Capital in excess of par value	106.2	105.0
Retained earnings	1,449.9	1,367.7
Treasury stock, at cost	(391.1)	(394.3)
Accumulated other comprehensive income	(328.8)	(292.4)

Total shareholders’ equity	940.0	889.8

Total liabilities and shareholders’ equity	$5,058.1	$5,051.5

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Consolidated Statement of Earnings

	Three months ended		Six months ended
	June 30,		June 30,

	1999	1998	1999	1998

	(Results are unaudited)
	(millions, except per share data)

Net sales	$1,784.4	$1,713.5	$3,529.7	$3,356.4

Cost of goods sold	838.3	819.6	1,674.7	1,601.4
Selling and administrative expense	674.8	649.3	1,324.2	1,211.6
Restructuring charges	—	—	36.8	—

Operating profit	271.3	244.6	494.0	543.4

Interest expense	29.0	29.0	58.0	58.1
Other income (expense), net	(3.5)	4.5	(6.2)	4.9

Earnings before income taxes	238.8	220.1	429.8	490.2
Income taxes	84.6	76.9	156.8	176.3

Net earnings	$154.2	$143.2	$273.0	$313.9

Net earnings per share (basic and diluted)	$.38	$.35	$.67	$.77

Dividends per share	$.235	$.225	$.470	$.450

Average shares outstanding	405.2	408.9	405.1	409.6

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Consolidated Statement of Cash Flows

	Six months ended
	June 30,

	1999	1998

	(Results are unaudited)
	(millions)

Operating activities
Net earnings	$273.0	$313.9

Items in net earnings not requiring cash:
Depreciation and amortization	140.6	135.3
Deferred income taxes	10.7	38.5
Restructuring charges, net of cash paid	25.8	—
Other	16.9	10.4
Postretirement benefit plan contributions	(40.6)	(47.8)
Changes in operating assets and liabilities	(126.8)	(107.6)

Net cash provided by operating activities	299.6	342.7

Investing activities
Additions to properties	(115.3)	(173.4)
Acquisitions of businesses	—	(20.4)
Other	8.4	6.4

Net cash used in investing activities	(106.9)	(187.4)

Financing activities
Net issuances (reductions) of notes payable	8.4	(227.2)
Issuances of long-term debt	—	400.0
Reductions of long-term debt	(2.3)	(7.8)
Net issuances of common stock	4.4	13.3
Common stock repurchases	—	(128.0)
Cash dividends	(190.8)	(184.4)

Net cash used in financing activities	(180.3)	(134.1)

Effect of exchange rate changes on cash	(8.6)	(1.8)

Increase in cash and cash equivalents	3.8	19.4
Cash and cash equivalents at beginning of period	136.4	173.2

Cash and cash equivalents at end of period	$140.2	$192.6

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the three and six months ended June 30, 1999 (unaudited)

1.  Accounting policies

      The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained on pages 22 to 32 of the Company’s 1998 Annual Report. Except as discussed below, the accounting policies used in preparing these financial statements are the same as those summarized in the Company’s 1998 Annual Report. Certain amounts for 1998 have been reclassified to conform with current period classifications.

      Effective January 1, 1999, the Company adopted two Statements of Position (SOP) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” provides guidance on the classification of software project costs between expense and capital. SOP 98-5 “Reporting on Costs of Start-up Activities” prescribes that the costs of opening a new facility, commencing business in a new market, or similar start-up activities must be expensed as incurred. SOP 98-1 has been applied on a prospective basis from January 1, 1999. The initial application of SOP 98-5 was to be reported as a cumulative effect of a change in accounting principle, if material. The adoption of these SOPs did not have a significant impact on the Company’s financial results during the period ended June 30, 1999.

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This Statement established accounting and reporting standards for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133.” SFAS No. 137 delays the effective date of SFAS No. 133 by one year, in order to provide additional time for the FASB to issue related guidance and for constituents to implement the new Standard. The Company had previously announced that it would adopt SFAS No. 133 on January 1, 2000. Due to the issuance of SFAS No. 137, the Company will now adopt SFAS No. 133 on January 1, 2001. Management does not expect the impact of adoption to have a significant effect on the Company’s financial results.

      The results of operations for the three and six months ended June 30, 1999, are not necessarily indicative of the results to be expected for other interim periods or the full year.

2.  Use of estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Company continues to review strategies related to the Lender’s Bagels business, including possible divestiture. The Company evaluated the recoverability of Lender’s long-lived assets as of June 30, 1999, and the evaluation did not result in recognition of an impairment loss. However, the Company expects to make a determination during the third quarter of 1999 as to the future operating plans for this business, and a sale or other significant change in management strategy would affect this evaluation. A change that results in recognition of an impairment loss would require the Company to reduce the carrying value of long-lived assets to fair market value. The Company has retained financial advisors to assist the Company in its investigation of the sale of this business. Although no final decision has been made to divest the business, the amount of any loss would be dependent upon the actual price that may be realized by the Company upon a sale. While the Company cannot reasonably estimate the actual sales price at this time, management believes that a sale of the Lender’s Bagels business could result in a material after-tax loss.

3.  Earnings per share

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

		Average	Net
	Net	shares	earnings
	earnings	outstanding	per share

Quarter
1999
Basic	$154.2	405.2	$.38
Dilutive employee stock options	—	.4	—

Diluted	$154.2	405.6	$.38

1998
Basic	$143.2	408.9	$.35
Dilutive employee stock options	—	1.1	—

Diluted	$143.2	410.0	$.35

Year-to-date
1999
Basic	$273.0	405.1	$.67
Dilutive employee stock options	—	.5	—

Diluted	$273.0	405.6	$.67

1998
Basic	$313.9	409.6	$.77
Dilutive employee stock options	—	.7	—

Diluted	$313.9	410.3	$.77

4.  Comprehensive Income

      Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the Company, comprehensive income for the periods presented consists solely of net earnings and foreign currency translation adjustments pursuant to SFAS No. 52, “Foreign Currency Translation,” as follows (in millions):

	Three months ended		Six months ended
	June 30,		June 30,

	1999	1998	1999	1998

Net earnings	$154.2	$143.2	$273.0	$313.9

Other comprehensive income (loss):
Foreign currency translation adjustment	(4.2)	(23.4)	(36.4)	(19.4)
Related tax effect	—	(.1)	—	(.2)

	(4.2)	(23.5)	(36.4)	(19.6)

Total comprehensive income	$150.0	$119.7	$236.6	$294.3

5.  Debt

      Notes payable primarily consist of commercial paper borrowings in the United States and borrowings under a $200 million revolving credit agreement in Europe with several international banks. At June 30, 1999, outstanding borrowings under the revolving credit agreement were $133.4 million with an effective interest rate of 4.95%. U.S. borrowings at June 30, 1999, were $449.8 million with an effective interest rate of 4.91%. Associated with the U.S. borrowings, the Company holds a $225 million notional, fixed interest rate cap which expires in September 2001. Under the terms of the cap, if the Federal Reserve AA Composite Rate on 30-day commercial paper increases to 6.33%, the Company will pay this fixed rate on $225 million of its commercial paper borrowings. If the rate increases to 7.68% or above, the cap will expire. As of June 30, 1999, the rate was 4.98%.

      Long-term debt primarily consists of fixed rate issuances of U.S. and Euro Dollar Notes, including $900 million due in 2001, $500 million due in 2004, and $200 million due in 2005. The amount due in 2001 includes $400 million in Notes which provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company’s then-current credit spread.

      Associated with several of these long-term debt issuances, the Company has entered into fixed-to-floating interest rate swaps, generally expiring in conjunction with the debt issuances, and indexed to either the three-month London Interbank Offered Rate (LIBOR) or the Federal Reserve AA Composite Rate on 30-day commercial paper. One of the swap agreements, with a notional value of $225 million, will expire if three-month LIBOR falls to 4.71% or below. At June 30, 1999, three-month LIBOR was 5.00%. The total notional amount of all interest rate swaps at June 30, 1999, was $825 million, unchanged from December 31, 1998.

6.  Restructuring charges

      Operating profit for the year-to-date period ended June 30, 1999, includes restructuring charges of $36.8 million ($25.6 million after tax or $.07 per share), related to ongoing overhead activity analysis and other workforce reduction initiatives around the world. During 1998, management commenced an overhead activity analysis in North America to better align the Company’s work activities to its growth strategy. The process includes evaluating work performed by employees as well as consulting and other external services. During the first quarter of 1999, this analysis was extended to Europe and Latin America.

      The charges are principally comprised of employee retirement and separation benefits, and other related costs. The total charge of $36.8 million includes approximately $6 million of program-related non-exit costs such as employee and office relocation incurred during the first quarter of 1999. Overhead activity analysis and other new initiatives undertaken year-to-date in Europe, Latin America, and Asia-Pacific are expected to eliminate or restructure approximately 350 employee positions by the end of the year and generate approximately $25 million in pre-tax savings by 2000. Cash outlays for all streamlining initiatives during the June year-to-date period, including those continuing from prior years, were approximately $50 million. Cash outlays for all previously implemented initiatives are expected to be approximately $30 million during the remainder of 1999.

      The components of the restructuring charges, as well as reserve balance changes, during the six months ended June 30, 1999, are (in millions):

	Employee
	retirement &
	severance	Asset	Asset	Other
	benefits(a)	write-offs	removal	costs	Total

Remaining reserve at December 31, 1998	$39.6	$—	$11.9	$—	$51.5
1999 restructuring charges (a)	26.8	2.2	1.8	6.0	36.8
Amounts utilized during 1999	(39.3)	(2.2)	(7.3)	(6.0)	(54.8)

Remaining reserve at June 30, 1999	$27.1	$—	$6.4	$—	$33.5

(a)	Includes approximately $3.8 and $.4 of pension and postretirement health care special termination benefits.

      As part of the Company’s strategy of continuing cost reduction and efficiency improvement, during August 1999, the Company decided to close the South Operations portion of its Battle Creek, Michigan, cereal plant. Approximately one-half of the current 1,100 hourly and salaried positions at the plant will be eliminated by the first quarter of 2000. Some production capacity will be relocated to the Company’s other North American cereal plants. These actions are expected to result in estimated annual pre-tax savings of $35 to $45 million by 2001, when fully implemented. As a result of this decision, the Company will recognize a pre-tax restructuring charge in the third quarter of 1999 for asset write-off’s and removals of approximately $100 to $150 million ($60 to $90 million after-tax or $.15 to $.23 per share). Specific employees which will be separated under this program, details of separation packages, and other important factors have not yet been determined. Therefore, the amount of employee retirement and separation costs, and other costs related to this plant closure, are not yet known. Management expects that these costs will be determined and recognized during the fourth quarter.

7.  Operating Segments

      The Company manufactures and markets ready-to-eat cereal and other grain-based convenience food products, including toaster pastries, frozen waffles, cereal bars, and bagels, throughout the world. Principal markets for these products include the United States and Great Britain. Operations are managed via four major geographic areas North America, Europe, Asia-Pacific, and Latin America -which are the basis of the Company’s reportable operating segment information disclosed below. The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statement of Earnings. Intercompany transactions between reportable operating segments were insignificant in the periods presented. Operating segment data is presented below (in millions):

	Three months ended		Six months ended
	June 30,		June 30,

	1999	1998	1999	1998

Net sales
North America	$1,106.7	$1,041.2	$2,235.1	$2,084.6
Europe	411.7	440.9	800.5	828.3
Asia-Pacific	115.1	96.9	212.7	188.2
Latin America	151.3	134.5	279.7	255.3
Corporate and other	(.4)	—	1.7	—

Consolidated	$1,784.4	$1,713.5	$3,529.7	$3,356.4

Operating profit excluding restructuring charges
North America	$217.1	$201.3	$449.1	$453.8
Europe	58.5	56.4	99.8	102.4
Asia-Pacific	12.6	8.6	25.4	21.4
Latin America	36.2	29.1	66.9	59.3
Corporate and other	(53.1)	(50.8)	(110.4)	(93.5)

Consolidated	271.3	244.6	530.8	543.4
Restructuring charges	—	—	(36.8)	—

Operating profit as reported	$271.3	$244.6	$494.0	$543.4

8.  Other income (expense), net

      Other income and expense includes non-operating items such as interest income, foreign exchange gains and losses, and charitable donations. Other income (expense), net for the second quarter of 1998 includes a credit of approximately $6 million related to settlement of certain litigation. During 1996, the Company included in operating profit a provision of $15 million for the potential settlement of this litigation, which brought the total settlement reserve to $18 million. This litigation was settled during the second quarter of 1998 for a cost of approximately $12 million, and the remaining reserve of approximately $6 million was reversed.

      During July 1999, the Company sold its 51% interest in a United Kingdom corn milling operation to Cargill Inc., which owns the remaining 49%. As a result of this sale, the Company will recognize a pre-tax gain in other income of $10.4 million ($7.8 million after-tax or $.02 per share) during the third quarter of 1999.

KELLOGG COMPANY

PART I — FINANCIAL INFORMATION

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

      Kellogg Company is a leading manufacturer and marketer of ready-to-eat cereal and other grain-based convenience food products, including toaster pastries, frozen waffles, cereal bars, and bagels, throughout the world. Principal markets for these products include the United States and Great Britain. Operations are managed via four major geographic areas — North America, Europe, Asia-Pacific, and Latin America — which are the basis of the Company’s reportable operating segment information.

      During the second quarter of 1999, the Company achieved growth in volume and earnings. The continued rapid growth of the Company’s global convenience foods business contributed significantly to these results. On a year-to-date basis, all operating segments experienced growth in both cereal and convenience foods volume.

      For the quarter ended June 30, 1999, Kellogg Company reported net earnings and earnings per share of $154.2 million and $.38, respectively, compared to 1998 net earnings of $143.2 million and net earnings per share of $.35. June 1999 year-to-date net earnings and earnings per share were $273.0 million and $.67, respectively, versus prior-year amounts of $313.9 million and $.77. (All earnings per share presented represent both basic and diluted earnings per share.)

      During the first quarter of 1999, the Company reported restructuring charges of $36.8 million ($25.6 million after tax or $.07 per share), related to ongoing overhead activity analysis and other workforce reduction initiatives around the world. Excluding these charges, June 1999 year-to-date net earnings and earnings per share were $298.6 million and $.74, respectively. These charges have been excluded from all applicable amounts presented below for purposes of comparison between years. Refer to the separate section below for more information on restructuring charges.

      Excluding restructuring charges, the year-to-date decrease in earnings per share of 3.9% or $.03 primarily resulted from increased marketing expenditures, partially offset by net sales growth and a $.01 per share benefit from prior-year common stock repurchases.

      The Company realized the following volume results during the 1999 second quarter and year-to-date periods (change versus prior year):

	Quarter	Year-to-date

North America	+4.5%	+6.6%
Europe	-1.7%	+1.9%
Asia-Pacific	+11.0%	+11.9%
Latin America	+11.9%	+12.0%

Consolidated	+3.9%	+6.2%

	Quarter	Year-to-date

Global cereal	+.8%	+3.9%
Global convenience foods	+14.3%	+13.4%

Consolidated	+3.9%	+6.2%

      In North America, double-digit volume growth in convenience food sales and Canadian cereal sales offset a decline in U.S. cereal volume during the quarter. Despite this decline, U.S. cereal market share was maintained amid very competitive conditions. Outside North America, softness in European cereal sales during the quarter was more than offset by strong growth in both Latin America and Asia-Pacific. Convenience food volumes significantly exceeded the prior year in all operating segments, primarily due to continued new product rollout.

      Consolidated net sales increased 4.1% and 5.2%, respectively, for the quarter and year-to-date periods, primarily due to volume gains, partially offset by increased trade spending and unfavorable foreign currency movements. Foreign currency movements reduced net sales by 1.4% for both the quarter and year-to-date periods.

      On an operating segment basis, net sales versus the prior year were:

	North		Asia-	Latin
	America	Europe	Pacific	America	Consolidated

Quarter
Business	+6.4%	-3.1%	+11.2%	+23.5%	+5.5%
Foreign currency impact	-.1%	-3.5%	+7.6%	-11.1%	-1.4%

Total Change	+6.3%	-6.6%	+18.8%	+12.4%	+4.1%

	North		Asia-	Latin
	America	Europe	Pacific	America	Consolidated

Year-to-date
Business	+7.5%	-1.3%	+10.1%	+22.6%	+6.6%
Foreign currency impact	-.3%	-2.1%	+2.9%	-13.1%	-1.4%

Total change	+7.2%	-3.4%	+13.0%	+9.5%	+5.2%

      Net sales by major product group were (millions):

	1999	1998	Change

Quarter
Global cereal	$1,362.4	$1,356.8	+.4%
Global convenience foods	422.0	356.7	+18.3%

Consolidated	$1,784.4	$1,713.5	+4.1%

	1999	1998	Change

Year-to-date
Global cereal	$2,692.7	$2,623.1	+2.7%
Global convenience foods	837.0	733.3	+14.1%

Consolidated	$3,529.7	$3,356.4	+5.2%

      Margin performance for the second quarter and year-to-date periods was:

	1999	1998	Change

Quarter
Gross margin	53.0%	52.2%	+.8%
SGA%(a)	-37.8%	-37.9%	+.1%

Operating margin	15.2%	14.3%	+.9%

	1999	1998	Change

Year-to-date
Gross margin	52.6%	52.3%	+.3%
SGA% (a)	-37.6%	-36.1%	-1.5%

Operating margin	15.0%	16.2%	-1.2%

(a)	Selling, general and administrative expense as a percentage of net sales.

      The increase in operating margin for the quarter primarily reflects cereal manufacturing efficiencies in the U.S. and favorable mix in global convenience food sales. The decrease in operating margin on a year-to-date basis primarily reflects increased spending on promotional activities in the Company’s major markets during the first quarter of 1999. This level of spending is consistent with management’s strategy to drive growth through increased marketing investment in the Company’s seven largest cereal markets, as well as supporting the accelerated introduction of new convenience food products around the world.

      Operating profit (loss) on an operating segment basis was:

	North		Asia-	Latin	Corporate	Consoli-
	America	Europe	Pacific	America	and other	dated

Quarter (millions)

1999 operating profit (loss)	$217.1	$58.5	$12.6	$36.2	$(53.1)	$271.3

1998 operating profit (loss)	$201.3	$56.4	$8.6	$29.1	$(50.8)	$244.6
% change — 1999 vs. 1998
Business	8.0%	+7.4%	+35.3%	+33.4%	-4.8%	+12.1%
Foreign currency impact	-.1%	-3.7%	+10.5%	-8.8%	—	-1.2%

Total change	+7.9%	+3.7%	+45.8%	+24.6%	-4.8%	+10.9%

	North		Asia-	Latin	Corporate	Consoli-
	America	Europe	Pacific	America	and other	dated

Year-to-date (millions)
1999 operating profit (loss)	$444.4	$84.1	$19.4	$65.2	$(119.1)	$494.0
Restructuring charges(a)	4.7	15.7	6.0	1.7	8.7	36.8

1999 operating profit (loss) excluding restructuring charges(a)	449.1	99.8	25.4	66.9	$(110.4)	530.8

1998 operating profit (loss)	$453.8	$102.4	$21.4	$59.3	$(93.5)	$543.4
% change — 1999 vs. 1998
Business	-.8%	+.4%	+16.5%	+22.5%	-18.2%	-.9%
Foreign currency impact	-.2%	-2.9%	+2.1%	-9.6%	—	-1.4%

Total change	-1.0%	-2.5%	+18.6%	+12.9%	-18.2%	-2.3%

(a)	Refer to section on restructuring charges below.

      For the quarter, gross interest expense, prior to amounts capitalized, was $31.0 million, comparable to the prior-year amount of $30.7 million. Year-to-date gross interest expense was $62.4 million versus $61.2 million in the prior year.

      Other income and expense includes non-operating items such as interest income, foreign exchange gains and losses, and charitable donations. Other income (expense), net for the second quarter of 1998 included a credit of approximately $6 million related to settlement of certain litigation. During 1996, the Company included in operating profit a provision of $15 million for the potential settlement of this litigation, which brought the total settlement reserve to $18 million. This litigation was settled during the second quarter of 1998 for a cost of approximately $12 million, and the remaining reserve of approximately $6 million was reversed.

      The effective income tax rate for the quarter was 35.4%, compared to the prior-year rate of 34.9%. The 1998 effective rate was reduced by utilization of certain tax benefit carryforwards during the quarter. Excluding the impact of restructuring charges, the year-to-date effective income tax rate was 36.0%, equal to the prior-year rate. The year-to-date effective income tax rate based on reported earnings was 36.5%. The higher reported rate (as compared to the rate excluding the impact of restructuring charges) primarily relates to certain restructuring charges for which no tax benefit was provided, based on management’s assessment of the likelihood of recovering such benefit in future years.

Restructuring charges

      Operating profit for the year-to-date period ended June 30, 1999, included restructuring charges of $36.8 million ($25.6 million after tax or $.07 per share), related to ongoing overhead activity analysis and other workforce reduction initiatives around the world. During 1998, management commenced an overhead activity analysis in North America to better align the Company’s work activities to its growth strategy. The process includes evaluating work performed by employees as well as consulting and other external services. During the first quarter of 1999, this analysis was extended to Europe and Latin America.

      The charges were principally comprised of employee retirement and separation benefits, and other related costs. The total charge of $36.8 million included approximately $6 million of program-related non-exit costs such as employee and office relocation incurred during the first quarter of 1999. Overhead activity analysis and other new initiatives undertaken year-to-date in Europe, Latin America, and Asia-Pacific are expected to eliminate or restructure approximately 350 employee positions by the end of the year and generate approximately $25 million in pre-tax savings by 2000. Cash outlays for all streamlining initiatives during the June year-to-date period, including those continuing from prior years, were approximately $50 million. Cash outlays for all previously implemented initiatives are expected to be approximately $30 million during the remainder of 1999.

      Streamlining initiatives commenced in the fourth quarter of 1998 and the first quarter of 1999 are expected to generate approximately $125 million in incremental savings during the full year 1999. This amount is principally comprised of cash savings and will primarily impact selling, general, and administrative expense. When combined with other ongoing cost-reduction programs, the Company expects to generate savings of up to $180 million during 1999. These savings are not necessarily indicative of current and future incremental earnings due to management’s commitment to invest in competitive business strategies, new markets, and growth opportunities.

      As part of the Company’s strategy of continuing cost reduction and efficiency improvement, during August 1999, the Company decided to close the South Operations portion of its Battle Creek, Michigan, cereal plant. Approximately one-half of the current 1,100 hourly and salaried positions at the plant will be eliminated by the first quarter of 2000. Some production capacity will be relocated to the Company’s other North American cereal plants. These actions are expected to result in estimated annual pre-tax savings of $35 to $45 million by 2001, when fully implemented. As a result of this decision, the Company will recognize a pre-tax restructuring charge in the third quarter of 1999 for asset write-off’s and removals of approximately $100 to $150 million ($60 to $90 million after-tax or $.15 to $.23 per share). Specific employees which will be separated under this program, details of separation packages, and other important factors have not yet been determined. Therefore, the amount of employee retirement and separation costs, and other costs related to this plant closure, are not yet known. Management expects that these costs will be determined and recognized during the fourth quarter.

      The Company’s streamlining initiatives will continue throughout 1999 and 2000. In addition to streamlining U.S. operations, the Company expects to implement streamlining initiatives in its European supply chain as part of an ongoing efficiency program. As a result of this action, the Company expects to record restructuring charges in 2000.

      The foregoing discussion of streamlining initiatives contains forward-looking statements regarding future charges, headcount reductions, cash requirements, and realizable savings. Actual amounts may vary depending on the final determination of important factors, such as identification of specific employees to be separated from pre-determined pools, final negotiation of third-party contract buy-outs, actual expenditures for facility closures, implementation of cost-reduction programs currently in the planning stages, and other items.

Liquidity and capital resources

      The Company’s financial condition remained strong during the first half of 1999. A strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company’s operational needs. The Company continues to maintain a Prime-1 rating on its commercial paper.

      Net cash provided by operating activities was $299.6 million, down from $342.7 million in 1998, primarily due to lower net earnings on a year-to-date basis. At June 30, 1999, the ratio of current assets to current liabilities was .9, unchanged from December 31, 1998.

      Net cash used in investing activities was $106.9 million, down from $187.4 million in 1998. The reduction was primarily due to property additions, which decreased from $173.4 million in 1998 to $115.3 million in 1999.

      Net cash used in financing activities was $180.3 million, primarily related to dividend payments of $190.8 million. The Company’s year-to-date per share dividend payment was $.47, a 4.4% increase over the prior-year payment of $.45.

      On July 30, 1999, the Company’s Board of Directors declared a dividend of $.245 per common share, a one-cent increase from the previous dividend of $.235 per share. The dividend is payable September 15, 1999, to shareholders of record at the close of business on August 31, 1999.

      Management is authorized by the Company’s Board of Directors to repurchase up to $149.4 million in shares of the Company’s common stock during 1999. There were no repurchases during the first half of 1999.

      Notes payable primarily consist of commercial paper borrowings in the United States and borrowings under a $200 million revolving credit agreement in Europe with several international banks. At June 30, 1999, outstanding borrowings under the revolving credit agreement were $133.4 million with an effective interest rate of 4.95%. U.S. borrowings at June 30, 1999, were $449.8 million with an effective interest rate of 4.91%. Associated with the U.S. borrowings, the Company holds a $225 million notional, fixed interest rate cap, which expires in September 2001. Under the terms of the cap, if the Federal Reserve AA Composite Rate on 30-day commercial paper increases to 6.33%, the Company will pay this fixed rate on $225 million of its commercial paper borrowings. If the rate increases to 7.68% or above, the cap will expire. As of June 30, 1999, the rate was 4.98%.

      Long-term debt primarily consists of fixed rate issuances of U.S. and Euro Dollar Notes, including $900 million due in 2001, $500 million due in 2004, and $200 million due in 2005. The amount due 2001 includes $400 million in Notes which provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63%, plus the Company’s then-current credit spread.

      Associated with several of these long-term debt issuances, the Company has entered into fixed-to-floating interest rate swaps, generally expiring in conjunction with the debt issuances and indexed to either three-month LIBOR or the Federal Reserve AA Composite Rate on 30-day commercial paper. One of the swap agreements, with a notional value of $225 million, will expire if three-month LIBOR falls to 4.71% or below. At June 30, 1999, three-month LIBOR was 5.00%. The total notional amount of all interest rate swaps at June 30, 1999, was $825 million, unchanged from December 31, 1998.

      The percentage of total debt to market capitalization at June 30, 1999, was 17%, up from 16% at December 31, 1998, primarily due to a slightly lower stock price since year-end.

Year 2000

      The Company established a global program in 1997 to address the millennium date change issue (the inability of certain computer software, hardware, and other equipment with embedded computer chips to properly process two-digit year-date codes after 1999). The program is structured to address all date-related risks to the Company’s business in four major categories: information technology systems, embedded technology systems, suppliers, and customers.

      In the information technology and embedded systems categories, the program is essentially complete, with most critical and important, date-dependent systems and components successfully tested. Remaining work includes performing additional quality assurance on previously tested systems and supporting the Company’s contingency planning efforts.

      To date, the Company has spent approximately $56 million during 1998 and 1999 to become Year 2000 compliant. Current expectations for total spending through 2000 remains at approximately $70 million. This amount includes the estimated cost of implementing contingency plans, such as the incremental cost of building inventory to meet temporarily increased demands. This amount excludes the cost of other planned system initiatives that are contributing to the overall Year 2000 readiness effort. These other planned system initiatives are also nearing completion, and Management believes that to the extent they impact the Year 2000 project, they will be completed as scheduled.

      The Company is continuing a contingency planning process started in 1998 designed to mitigate business risks due to unexpected date-related issues across all key business units worldwide. The testing results for information technology and embedded systems were coupled with risk assessments of the Company’s suppliers, customers, and standard business practices, and incorporated into this contingency planning process. Contingency plans have been identified for the Company’s greatest business risks, and their implementation is currently under way in each of the Company’s four operating segments of North America, Europe, Asia-Pacific, and Latin America. Management believes the Company’s most reasonably likely worst case scenario would be either the inability to meet demand for its products or damage to inventory or manufacturing assets as a result of power loss.

      While the cost of becoming Year 2000 compliant has not been significant to the Company’s financial results, failures that could result in material financial risk are still possible. Although to date, the Company’s Year 2000 program has been executed substantially as planned, there can be no guarantee that all systems will perform flawlessly, that the systems of other companies and government agencies on which the Company relies will be converted in a timely manner, or that contingency planning will be able to fully address all potential interruptions. Therefore, date-related issues could cause delays in the Company’s ability to produce or ship its products, process transactions, or otherwise conduct business in any of its markets. Furthermore, the unknown cost of actions required to address any of these failures could cause uncertainty in the Company’s 1999 or 2000 financial results.

Euro conversion

      On January 1, 1999, eleven European countries (Germany, France, Spain, Italy, Ireland, Portugal, Finland, Luxembourg, Belgium, Austria, and the Netherlands) implemented a single currency zone, the Economic and Monetary Union (EMU). The new currency, the Euro, has become the official currency of the participating countries. Those countries’ financial markets and banking systems are quoting financial and treasury data in Euros from January 1, 1999.

      The Euro will exist alongside the old national currencies during a transition period from January 1, 1999, to January 1, 2002. During this period, entities within participating countries must complete changes which enable them to transact in the Euro. National currencies will be withdrawn no later than July 1, 2002. This transition to the Euro currency will involve changing budgetary, accounting, pricing, costing, and fiscal systems in companies and public administrations, as well as the simultaneous handling of parallel currencies and conversion of legacy data. During the first six months of 1999, the Euro currency has weakened versus the U.S. Dollar and British Pound. The Euro needs to be observed over a longer period before conclusions can be drawn on the currency’s long-term strength.

      In early 1998, management formed a task force to monitor EMU developments, evaluate the impact of the Euro conversion on the Company’s operations, and develop and execute action plans, as necessary. The task force has completed a full EMU impact assessment identifying company-wide, cross-functional effects of the Euro. Required business strategy, system, and process changes within the Company’s European region are under way with certain markets already Euro compliant. Many of these changes will be made in conjunction with other significant technology initiatives currently under way, and will be completed in accordance with the Company’s timetable for transacting with its suppliers and customers in the Euro. Results of management’s customer analysis indicate that the Company will be invoicing larger customers in the Euro beginning in 2001. The Company’s suppliers are generally prepared to transact in the Euro at any time; the Company plans to commence Euro-denominated transactions with suppliers in 2002.

      The Company’s Euro program consists of two phases. Phase I aims to provide the business with the capability to recognize the Euro as a foreign currency for customer order-taking, invoice processing, and vendor payment purposes. The Company expects to complete the necessary changes to order management and related financial systems prior to 2001. Management believes the project timetable is on target to meet this date.

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

New Accounting Pronouncement

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This Statement established accounting and reporting standards for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133.” SFAS No. 137 delays the effective date of SFAS No. 133 by one year, in order to provide additional time for the FASB to issue related guidance and for constituents to implement the new Standard. The Company had previously announced that it would adopt SFAS No. 133 on January 1, 2000. Due to the issuance of SFAS No. 137, the Company will now adopt SFAS No. 133 on January 1, 2001. Management does not expect the impact of adoption to have a significant effect on the Company’s financial results.

Full-year outlook

      Management is not aware of any adverse trends that would materially affect the Company’s strong financial position. Should suitable investment opportunities or working capital needs arise that would require additional financing, management believes that the Company’s strong credit rating, balance sheet, and earnings history provide a base for obtaining additional financial resources at competitive rates and terms.

      Cereal market conditions continue to be very challenging in both North America and Europe; however, management believes the Company is making progress in strengthening the fundamentals of its cereal business. The Company’s goal is to achieve solid, reliable growth in its major cereal markets, combined with high growth in its global convenience foods business, and its Latin American and Asia-Pacific cereal businesses. Based on year-to-date progress against these goals, management believes the Company is well positioned to deliver low double-digit earnings per share growth for the full year 1999. The Company will continue to identify and pursue streamlining and productivity initiatives to optimize its cost structure.

      The Company continues to review strategies related to the Lender’s Bagels business, including possible divestiture. The Company evaluated the recoverability of Lender’s long-lived assets as of June 30, 1999, and the evaluation did not result in recognition of an impairment loss. However, the Company expects to make a determination during the third quarter of 1999 as to the future operating plans for this business, and a sale or other significant change in management strategy would affect this evaluation. A change that results in recognition of an impairment loss would require the Company to reduce the carrying value of long-lived assets to fair market value. The Company has retained financial advisors to assist the Company in its investigation of the sale of this business. Although no final decision has been made to divest the business, the amount of any loss would be dependent upon the actual price that may be realized by the Company upon a sale. While the Company cannot reasonably estimate the actual sales price at this time, management believes that a sale of the Lender’s Bagels business could result in a material after-tax loss.

      During July 1999, the Company sold its 51% interest in a United Kingdom corn milling operation to Cargill Inc., which owns the remaining 49%. As a result of this sale, the Company will recognize a pre-tax gain in other income of $10.4 million ($7.8 million after-tax or $.02 per share) during the third quarter of 1999.

      Additional expectations for 1999 include a gross profit margin of 51-52%, an SGA% of 36-37%, an effective income tax rate of 36-37%, and capital spending of approximately $270 million.

      The foregoing projections concerning volume growth, profitability, and capital spending, as well as financial impacts of strategies concerning the Lender’s Bagels business are forward-looking statements that involve risks and uncertainties. Actual results may differ materially due to the impact of competitive conditions, marketing spending and/or incremental pricing actions on actual volumes and product mix; the success of new product introductions; the levels of spending on system initiatives, properties, business opportunities, continued streamlining initiatives, and other general and administrative costs; raw material price and labor cost fluctuations; foreign currency exchange rate fluctuations; changes in statutory tax law; interest rates available on short-term financing; and other items.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders was held on April 23, 1999.

Represented at the Meeting, either in person or by proxy, were 373,085,206 voting shares, of a total 405,090,425 voting shares outstanding. The matters voted upon at the Meeting are described in (c) below.

(c)(i)	To elect four (4) directors to serve for three-year (3) terms expiring at the 2002 Annual Meeting of Stockholders or until their respective successors are elected and qualified, namely:

Claudio X. Gonzalez Votes for Election — 371,649,457 Votes Withheld — 1,435,841

Carlos M. Gutierrez Votes for Election — 371,864,534 Votes Withheld — 1,220,673

William C. Richardson Votes for Election — 371,857,317 Votes Withheld — 1,227,888

John L. Zabriskie Votes for Election — 371,679,822 Votes Withheld — 1,405,384

There were no votes against, abstentions, or broker non-votes with respect to the election of any nominee named above.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

27.01 — Financial Data Schedule

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter for which this report is filed.

KELLOGG COMPANY

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ A. Taylor

A. Taylor
Principal Accounting Officer;*
Vice President — Corporate Controller

Date: August 16, 1999

*Also duly authorized to sign on behalf of the registrant.

KELLOGG COMPANY

EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

27.01	Financial Data Schedule	E