Form 10-Q
period 1999-09-30
KELLOGG CO
filed 1999-11-12
CIK 55067

INDEX
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF EARNINGS
CONSOLIDATED STATEMENT OF CASH FLOWS
Notes to Consolidated Financial Statements For the three and nine months ended September 30, 1999 (unaudited)
KELLOGG COMPANY PART I -- FINANCIAL INFORMATION
PART II -- OTHER INFORMATION
KELLOGG COMPANY SIGNATURES
EXHIBIT INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-4171

KELLOGG COMPANY

Delaware State of Incorporation	38-0710690 IRS Employer Identification No.

One Kellogg Square,

P.O. Box 3599,
Battle Creek, MI 49016-3599

616-961-2000

Registrant’s telephone number:

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [   ]

Common Stock outstanding October 29, 1999 — 405,403,635 shares

KELLOGG COMPANY

INDEX

Page

PART I — Financial Information

Item 1:

Consolidated Balance Sheet — September 30, 1999, and December 31, 1998	2

Consolidated Statement of Earnings — three and nine months ended September 30, 1999 and 1998	3

Consolidated Statement of Cash Flows — nine months ended September 30, 1999 and 1998	4

Notes to Consolidated Financial Statements	5-10

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-20
PART II — Other Information

Item 4:

Submission of Matters to a Vote of Security Holders	21

Item 6:

Exhibits and Reports on Form 8-K	21

Signatures	22

Exhibit Index	23

CONSOLIDATED BALANCE SHEET

Kellogg Company and Subsidiaries

	September 30,	December 31,
	1999	1998*

	(unaudited)

(millions, except per share data)

Current assets

Cash and cash equivalents	$150.8	$136.4

Accounts receivable, net	804.4	693.0

Inventories:

Raw materials and supplies	145.3	133.3

Finished goods and materials in process	341.1	318.1

Other current assets	244.8	215.7

Total current assets	1,686.4	1,496.5

Property, net of accumulated depreciation of $2,517.5 and $2,358.0	2,642.7	2,888.8

Other assets	551.6	666.2

Total assets	$4,880.7	$5,051.5

Current liabilities

Current maturities of long-term debt	$1.8	$1.1

Notes payable	519.5	620.4

Accounts payable	400.3	386.9

Income taxes	24.3	69.4

Other current liabilities	695.0	640.7

Total current liabilities	1,640.9	1,718.5

Long-term debt	1,610.8	1,614.5

Nonpension postretirement benefits	430.2	435.2

Deferred income taxes and other liabilities	385.5	393.5

Shareholders’ equity

Common stock, $.25 par value	103.8	103.8

Capital in excess of par value	105.0	105.0

Retained earnings	1,314.8	1,367.7

Treasury stock, at cost	(386.5)	(394.3)

Accumulated other comprehensive income	(323.8)	(292.4)

Total shareholders’ equity	813.3	889.8

Total liabilities and shareholders’ equity	$4,880.7	$5,051.5

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EARNINGS

Kellogg Company and Subsidiaries

	Three months ended		Nine months ended
	September 30,		September 30,

	1999	1998	1999	1998

	(Results are unaudited)

(millions, except per share data)

Net sales	$1,868.4	$1,805.8	$5,398.1	$5,162.2

Cost of goods sold	883.7	868.9	2,558.4	2,470.3

Selling and administrative expense	687.8	691.0	2,012.0	1,902.6

Restructuring charges	149.0	—	185.8	—

Operating profit	147.9	245.9	641.9	789.3

Interest expense	29.5	30.5	87.5	88.6

Disposition-related charges	168.5	—	168.5	—

Other income (expense), net	2.2	(0.1)	(4.0)	4.8

Earnings (loss) before income taxes	(47.9)	215.3	381.9	705.5

Income taxes	(12.3)	73.4	144.5	249.7

Net earnings (loss)	$(35.6)	$141.9	$237.4	$455.8

Net earnings (loss) per share (basic and diluted)	$(.08)	$.35	$.59	$1.12

Dividends per share	$.245	$.235	$.715	$.685

Average shares outstanding	405.2	406.7	405.1	408.6

Refer to Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Kellogg Company and Subsidiaries

	Nine months ended
	September 30,

	1999	1998

	(Results are
	unaudited)

(millions)

Operating activities

Net earnings	$237.4	$455.8

Items in net earnings not requiring cash:

Depreciation and amortization	215.2	204.8

Deferred income taxes	(27.1)	39.6

Restructuring charges, net of cash paid	173.1	—

Disposition-related charges	168.5	—

Other	40.4	13.2

Postretirement benefit plan contributions	(64.1)	(61.1)

Changes in operating assets and liabilities	(194.0)	(85.4)

Net cash provided by operating activities	549.4	566.9

Investing activities

Additions to properties	(177.7)	(251.0)

Acquisitions of businesses	—	(23.1)

Dispositions of businesses	16.0	—

Other	22.2	8.4

Net cash used in investing activities	(139.5)	(265.7)

Financing activities

Net reductions of notes payable	(101.0)	(171.7)

Issuances of long-term debt	—	400.0

Reductions of long-term debt	(2.9)	(8.2)

Net issuances of common stock	7.8	13.6

Common stock repurchases	—	(221.5)

Cash dividends	(290.3)	(280.0)

Net cash used in financing activities	(386.4)	(267.8)

Effect of exchange rate changes on cash	(9.1)	(2.4)

Increase in cash and cash equivalents	14.4	31.0

Cash and cash equivalents at beginning of period	136.4	173.2

Cash and cash equivalents at end of period	$150.8	$204.2

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

For the three and nine months ended September 30, 1999 (unaudited)

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

      Effective January 1, 1999, the Company adopted two Statements of Position (SOP) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” provides guidance on the classification of software project costs between expense and capital. SOP 98-5 “Reporting on Costs of Start-up Activities” prescribes that the costs of opening a new facility, commencing business in a new market, or similar start-up activities must be expensed as incurred. SOP 98-1 has been applied on a prospective basis from January 1, 1999. The initial application of SOP 98-5 was to be reported as a cumulative effect of a change in accounting principle, if material. The adoption of these SOPs did not have a significant impact on the Company’s financial results during the period ended September 30, 1999.

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This Statement established accounting and reporting standards for derivative instruments, requiring recognition of the fair value of all derivatives as assets or liabilities on the balance sheet. SFAS No. 133 was to be effective for fiscal years beginning after June 15, 1999. In July 1999, the FASB issued SFAS No. 137 “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133 — an amendment of FASB Statement No. 133.” SFAS No. 137 delays the effective date of SFAS No. 133 by one year, in order to provide additional time for the FASB to issue related guidance and for constituents to implement the new Standard. The Company had previously announced that it would adopt SFAS No. 133 on January 1, 2000. Due to the issuance of SFAS No. 137, the Company will now adopt SFAS No. 133 on January 1, 2001. Management does not expect the adoption to have a significant impact on the Company’s financial results.

      The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

		Average	Net
	Net	shares	earnings (loss)
	earnings (loss)	outstanding	per share

Quarter
1999

Basic	$(35.6)	405.2	$(.08)

Dilutive employee stock options	—	.4	—

Diluted	$(35.6)	405.6	$(.08)

1998

Basic	$141.9	406.7	$.35

Dilutive employee stock options	—	.3	—

Diluted	$141.9	407.0	$.35

Year-to-date
1999

Basic	$237.4	405.1	$.59

Dilutive employee stock options	—	.5	—

Diluted	$237.4	405.6	$.59

1998

Basic	$455.8	408.6	$1.12

Dilutive employee stock options	—	.1	—

Diluted	$455.8	408.7	$1.12

3.  Comprehensive Income (loss)

      Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the Company, comprehensive income for the periods presented consists solely of net earnings and foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation” as follows (in millions):

	Three months		Nine months
	ended		ended
	September 30,		September 30,

	1999	1998	1999	1998

Net earnings (loss)	$(35.6)	$141.9	$237.4	$455.8

Other comprehensive income (loss):

Foreign currency translation adjustment	5.0	9.5	(31.4)	(9.9)

Related tax effect	—	.8	—	.6

	5.0	10.3	(31.4)	(9.3)

Total comprehensive income (loss)	$(30.6)	$152.2	$206.0	$446.5

4.  Debt

      Notes payable consist primarily of commercial paper borrowings in the United States and borrowings under a $200 million revolving credit agreement in Europe with several international banks. At September 30, 1999, outstanding borrowings under the revolving credit agreement were $91.3 million with an effective interest rate of 5.23%. U.S. borrowings at September 30, 1999, were $388.9 million with an effective interest rate of 5.4%. Associated with the U.S. borrowings, the Company holds a $225 million notional fixed interest rate cap, which expires in September 2001. Under the terms of the cap, if the Federal Reserve AA Composite Rate on 30-day commercial paper increases to 6.33%, the Company will pay this fixed rate on $225 million of its commercial paper borrowings. If the rate increases to 7.68% or above, the cap will expire. As of September 30, 1999, the rate was 5.29%.

      Long-term debt consists primarily of fixed rate issuances of U.S. and Euro Dollar Notes, including $900 million due in 2001, $500 million due in 2004, and $200 million due in 2005. The amount due in 2001 includes $400 million in Notes which provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company’s then-current credit spread.

      Associated with several of these long-term debt issuances, the Company has entered into fixed-to-floating interest rate swaps, generally expiring in conjunction with the debt issuances and indexed to either three-month LIBOR or the Federal Reserve AA Composite Rate on 30-day commercial paper. One of the swap agreements, with a notional value of $225 million, will expire if three-month LIBOR falls to 4.71% or below. At September 30, 1999, three-month LIBOR was 5.31%. The total notional amount of all interest rate swaps at September 30, 1999, was $825 million, unchanged from December 31, 1998.

5.  Restructuring charges

      Operating profit for the three months ended September 30, 1999, includes restructuring charges of $149.0 million ($94.9 million after tax or $.23 per share). Operating profit for the nine months ended September 30, 1999, includes restructuring charges of $185.8 million ($120.5 million after tax or $.30 per share).

      The charges recorded in the third quarter consist of $128.2 million for closing the South Operations portion of the Company’s Battle Creek, Michigan, cereal plant and $20.8 million primarily for manufacturing equipment write-offs related to previously closed or impaired facilities in various locations. The charges recorded in the year-to-date period also include $36.8 million recognized in the first quarter for workforce reduction initiatives around the world.

      The charges for the South Operations closing consist primarily of approximately $110 million for asset write-offs and $18 million for equipment removal and building demolition costs. As part of the Company’s strategy of continuing cost reduction and efficiency improvement, this plant was closed in October 1999. Some production capacity will be relocated to the Company’s other North American cereal plants. Approximately one-half of the current 1,100 hourly and salaried positions at the plant will be eliminated by the end of the first quarter of 2000 through a combination of voluntary and involuntary separation programs. These actions are expected to result in estimated annual pre-tax savings of $35 to $45 million, a portion of which will be realized in 2000. Specific employees who will be separated under this program and related costs of separation packages are in the process of being determined. The Company expects to record charges of approximately $70-$90 million for employee separation and other plant closing costs during the fourth quarter of 1999.

      The charges for workforce reduction initiatives recognized in the first quarter of 1999 are comprised principally of employee retirement and separation benefit costs in all four of the Company’s operating segments and in corporate operations. The charges include approximately $6 million of program-related non-exit costs, such as employee and office relocation, incurred during the first quarter of 1999. These initiatives are expected to eliminate or restructure approximately 350 employee positions in Europe, Asia-Pacific, and Latin America by the end of the year and generate approximately $25 million in pre-tax savings by 2000.

      Cash outlays for all streamlining initiatives during the September 1999 year-to-date period, including those continuing from prior years, were approximately $55 million. Cash outlays for all previously implemented initiatives are expected to be approximately $20 million during the remainder of 1999 and $25 million in 2000. These cash outlays do not include those related to South Operations employee separation costs expected to be recognized in the fourth quarter of 1999, as discussed above.

      The components of the restructuring charges, as well as reserve balance changes, during the nine months ended September 30, 1999, are (in millions):

	Employee
	retirement &
	severance	Asset	Asset	Other
	benefits(a)	write-offs	removal	costs	Total

Remaining reserve at December 31, 1998	$39.6	$—	$11.9	$—	$51.5

1999 restructuring charges(a)	26.8	132.3	20.4	6.3	185.8

Amounts utilized during 1999	(44.4)	(132.3)	(9.0)	(6.3)	(192.0)

Remaining reserve at September 30, 1999	$22.0	$—	$23.3	$—	$45.3

(a)	Includes approximately $3.8 and $.4 of pension and postretirement health care special termination benefits.

6.  Other income (expense), net

      Other income and expense includes non-operating items such as interest income, foreign exchange gains and losses, and charitable donations.

      Other income (expense), net for the nine months ended September 1998 includes a credit of approximately $6 million related to settlement of certain litigation. During 1996, the Company included in operating profit a provision of $15 million for the potential settlement of this litigation, which brought the total settlement reserve to $18 million. This litigation was settled during the second quarter of 1998 for a cost of approximately $12 million, and the remaining reserve of approximately $6 million was reversed.

7.  Acquisitions and dispositions

      During September 1999, the Company reached an agreement to acquire the outstanding common stock of Worthington Foods, Inc. for $24 per share or approximately $307 million. The Company expects to complete the transaction by year-end 1999. Worthington Foods, Inc. is the leading manufacturer and marketer of soy protein-based meat alternatives and other healthful foods.

      In September 1999, the Company announced its agreement to sell certain assets and liabilities of the Lender’s Bagels business to Aurora Foods Inc. for $275 million in cash. The transaction was completed on November 1, 1999. As a result of this transaction, the Company recorded a pre-tax charge of $178.9 million ($119.3 million after tax or $.29 per share) during the third quarter of 1999. This charge includes approximately $57 million for the future disposal of other assets associated with the Lender’s business, which are not being purchased by Aurora. As a result of this charge, the carrying value of goodwill and trademarks attributable to the Lender’s business were reduced by $104.9 million. Consolidated goodwill and other intangibles are $257.5 million at September 30, 1999.

      During July 1999, the Company sold its 51% interest in a United Kingdom corn milling operation to Cargill Inc., which owned the remaining 49%. As a result of this sale, the Company recorded a pre-tax gain of $10.4 million ($7.8 million after tax or $.02 per share) during the third quarter of 1999.

      In total, the Company recorded net disposition-related charges of $168.5 million ($111.5 million after tax or $.27 per share) during the third quarter of 1999. The impact of these dispositions on operating results during the fourth quarter of 1999 is expected to be insignificant.

8.  Operating Segments

      The Company manufactures and markets ready-to-eat cereal and other grain-based convenience food products, including toaster pastries, frozen waffles, and cereal bars, throughout the world. Principal markets for these products include the United States and Great Britain. Operations are managed via four major geographic areas — North America, Europe, Asia-Pacific, and Latin America — which are the basis of the Company’s reportable operating segment information disclosed below. The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statement of Earnings. Intercompany transactions between reportable operating segments were insignificant in the periods presented. Operating segment data is presented below (in millions):

	Three months ended		Nine months ended
	September 30,		September 30,

	1999	1998	1999	1998

Net sales

North America	$1,189.8	$1,135.2	$3,424.9	$3,219.8

Europe	412.3	439.8	1,212.8	1,268.1

Asia-Pacific	115.5	92.2	328.2	280.4

Latin America	150.9	138.6	430.6	393.9

Corporate and other	(0.1)	—	1.6	—

Consolidated	$1,868.4	$1,805.8	$5,398.1	$5,162.2

Operating profit (loss) excluding restructuring charges

North America	$245.3	$213.5	$694.4	$667.3

Europe	55.3	64.7	155.1	167.1

Asia-Pacific	12.4	9.1	37.8	30.5

Latin America	40.3	32.3	107.2	91.6

Corporate and other	(56.4)	(73.7)	(166.8)	(167.2)

Consolidated	296.9	245.9	827.7	789.3

Restructuring charges	(149.0)	—	(185.8)	—

Operating profit as reported	$147.9	$245.9	$641.9	$789.3

KELLOGG COMPANY

PART I — FINANCIAL INFORMATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

      Kellogg Company is a leading manufacturer and marketer of ready-to-eat cereal and other grain-based convenience food products, including toaster pastries, frozen waffles, and cereal bars, throughout the world. Principal markets for these products include the United States and Great Britain. Operations are managed via four major geographic areas — North America, Europe, Asia-Pacific, and Latin America — which are the basis of the Company’s reportable operating segment information.

      During the third quarter of 1999, the Company achieved double-digit growth in net earnings and earnings per share, excluding restructuring and disposition-related charges. Net sales were the highest ever recorded in any quarter by the Company. Volume gains in the Company’s Latin America and Asia-Pacific cereal markets, continued expansion of the Company’s global convenience foods business, and cost savings from ongoing streamlining and efficiency initiatives contributed significantly to these results.

      Due to restructuring and disposition-related charges, Kellogg Company reported a net loss and loss per share of $35.6 million and $.08, respectively, for the quarter ended September 30, 1999. September 1999 year-to-date net earnings were $237.4 million and net earnings per share were $.59. (All earnings per share presented represent both basic and diluted earnings per share.)

      During the third quarter of 1999, the Company recorded, as a component of operating profit, restructuring charges of $149.0 million ($94.9 million after tax or $.23 per share). In addition, the Company recorded net disposition-related charges of $168.5 million ($111.5 million after tax or $.27 per share). In total, the Company recorded pre-tax restructuring and disposition-related charges for the quarter of $317.5 million ($206.4 million after tax or $.50 per share). Total pre-tax charges recorded for the September 1999 year-to-date period were $354.3 million ($232.0 million after tax or $.57 per share). For purposes of comparison between years, these charges have been excluded from applicable amounts presented below. For more information on these charges refer to the “Restructuring charges” and “Acquisitions and dispositions” sections below.

      Excluding restructuring and disposition-related charges, third quarter 1999 net earnings and earnings per share were $170.8 million and $.42, respectively, up 20% from the prior-year amounts of $141.9 million and $.35. Year-to-date net earnings of $469.4 million were up 3% from the 1998 level of $455.8 million. Year-to-date net earnings per share increased nearly 4% from $1.12 to $1.16. The $.04 year-to-date increase in earnings per share consisted of $.03 from business growth, $.01 from favorable foreign exchange movements, and $.01 from prior-year share repurchase, partially offset by $.01 due to a higher effective tax rate.

      The Company realized the following volume results during the 1999 third quarter and year-to-date periods (change versus prior year):

	Quarter	Year-to-date

North America	+3.7%	+5.6%

Europe	+1.5%	+1.8%

Asia-Pacific	+15.1%	+13.0%

Latin America	+3.0%	+8.7%

Consolidated	+3.8%	+5.3%

	Quarter	Year-to-date

Global cereal	+.3%	+2.7%

Global convenience foods	+14.1%	+13.6%

Consolidated	+3.8%	+5.3%

      In North America, double-digit volume growth in convenience food sales offset a decline in cereal volume during the quarter. The Company’s Asia-Pacific segment achieved an all-time record for quarterly cereal volume delivery. The Latin American segment exhibited solid growth in cereal sales versus record quarterly results in the year-ago period. Cereal volume increased slightly in the Company’s European segment amid extremely competitive conditions. Convenience food volumes significantly exceeded the prior year in all operating segments, primarily due to continued new product rollout.

      Consolidated net sales increased 3.5% and 4.6%, respectively, for the quarter and year-to-date periods, due primarily to volume gains, partially offset by increased trade spending and unfavorable foreign currency movements.

      On an operating segment basis, net sales versus the prior year were:

	North			Latin
Quarter	America	Europe	Asia-Pacific	America	Consolidated

Business	+4.6%	-1.8%	+11.8%	+14.5%	+4.1%

Foreign currency impact	+.2%	-4.5%	+13.6%	-5.6%	-.6%

Total change	+4.8%	-6.3%	+25.4%	+8.9%	+3.5%

	North			Latin
Year-to-date	America	Europe	Asia-Pacific	America	Consolidated

Business	+6.5%	-1.4%	+10.7%	+19.8%	+5.8%

Foreign currency impact	-.1%	-3.0%	+6.4%	-10.5%	-1.2%

Total change	+6.4%	-4.4%	+17.1%	+9.3%	+4.6%

      Net sales by major product group were (in millions):

Quarter	1999	1998	Change

Global cereal	$1,393.1	$1,391.0	+.1%

Global convenience foods	475.3	414.8	+14.6%

Consolidated	$1,868.4	$1,805.8	+3.5%

Year-to-date	1999	1998	Change

Global cereal	$4,085.8	$4,014.1	+1.8%

Global convenience foods	1,312.3	1,148.1	+14.3%

Consolidated	$5,398.1	$5,162.2	+4.6%

      Margin performance for the second quarter and year-to-date periods was:

Quarter	1999	1998	Change

Gross margin	52.7%	51.9%	+.8%

SGA% (a)	-36.8%	-38.3%	+1.5%

Operating margin	15.9%	13.6%	+2.3%

Year-to-date	1999	1998	Change

Gross margin	52.6%	52.1%	+.5%

SGA% (a)	-37.3%	-36.8%	-.5%

Operating margin	15.3%	15.3%	—

(a)	Selling, general and administrative expense as a percentage of net sales.

      The increase in operating margin for the quarter primarily reflects manufacturing efficiencies in the U.S. business and reduced overhead spending as a result of streamlining initiatives in North American and corporate operations. The year-to-date operating margin was flat versus the prior year as increased spending on promotional activities offset the benefits discussed above. This level of spending is consistent with management’s strategy to drive growth through increased marketing investment in the Company’s established cereal markets, as well as supporting the accelerated introduction of new convenience food products around the world.

      Operating profit (loss) on an operating segment basis was:

	North			Latin	Corporate
Quarter	America	Europe	Asia-Pacific	America	and other	Consolidated

(millions)

1999 operating profit (loss)	$117.1	$46.2	$12.4	$40.3	$(68.1)	$147.9

Restructuring charges (a)	128.2	9.1	—	—	11.7	149.0

1999 operating profit (loss) excluding restructuring charges	245.3	55.3	12.4	40.3	(56.4)	296.9

1998 operating profit (loss)	$213.5	$64.7	$9.1	$32.3	$(73.7)	$245.9
% change — 1999 vs. 1998

Business	+14.6%	-11.0%	+18.2%	+28.9%	+23.8%	+21.4%

Foreign currency impact	+.3%	-3.6%	+19.0%	-4.3%	-.2%	-.6%

Total change	+14.9%	-14.6%	+37.2%	+24.6%	+23.6%	+20.8%

	North			Latin	Corporate
Year-to-date	America	Europe	Asia-Pacific	America	and other	Consolidated

(millions)

1999 operating profit (loss)	$561.5	$130.3	$31.8	$105.5	$(187.2)	$641.9

Restructuring charges (a)	132.9	24.8	6.0	1.7	20.4	185.8

1999 operating profit (loss) excluding restructuring charges	694.4	155.1	37.8	107.2	(166.8)	827.7

1998 operating profit (loss)	$667.3	$167.1	$30.5	$91.6	$(167.2)	$789.3
% change — 1999 vs. 1998

Business	+4.1%	-4.0%	+17.0%	+24.8%	-.6%	+6.1%

Foreign currency impact	—	-3.2%	-7.2%	-7.8%	.8%	-1.2%

Total change	+4.1%	-7.2%	+24.2%	+17.0%	+.2%	+4.9%

(a)	Refer to section on restructuring charges below.

      For the quarter, gross interest expense, prior to amounts capitalized, was $31.6 million, down slightly from the prior-year amount of $32.9 million. Year-to-date gross interest expense was $94.0 million, comparable to $94.1 million in the prior year.

      Other income and expense includes non-operating items such as interest income, foreign exchange gains and losses, and charitable donations. Other income (expense), net for the nine months ended September 1998 includes a credit of approximately $6 million related to settlement of certain litigation. During 1996, the Company included in operating profit a provision of $15 million for the potential settlement of this litigation, which brought the total settlement reserve to $18 million. This litigation was settled during the second quarter of 1998 for a cost of approximately $12 million, and the remaining reserve of approximately $6 million was reversed.

      Excluding the impact of restructuring and disposition-related charges, the effective income tax rate for the quarter was 36.6%, compared to the prior-year rate of 34.1%. The year-to-date effective income tax rate was 36.2%, versus the prior-year rate of 35.4%. The 1998 effective rate was reduced by a statutory rate reduction in the United Kingdom as well as favorable adjustments in other jurisdictions. The effective income tax rate based on the reported loss for the quarter was 25.7%. The effective tax rate based on year-to-date reported earnings was 37.8%. The variance in the reported rates (as compared to the rates excluding the impact of restructuring charges and disposition-related charges) primarily relates to the disposition of nondeductible goodwill and certain restructuring charges for which no tax benefit was provided, based on management’s assessment of the likelihood of recovering such benefit in future years.

Restructuring charges

      Operating profit for the three months ended September 30, 1999, includes restructuring charges of $149.0 million ($94.9 million after tax or $.23 per share). Operating profit for the nine months ended September 30, 1999, includes restructuring charges of $185.8 million ($120.5 million after tax or $.30 per share).

      The charges recorded in the third quarter consist of $128.2 million for closing the South Operations portion of the Company’s Battle Creek, Michigan, cereal plant and $20.8 million primarily for manufacturing equipment write-offs related to previously closed or impaired facilities in various locations. The charges recorded in the year-to-date period also include $36.8 million recognized in the first quarter for workforce reduction initiatives around the world.

      The charges for the South Operations closing consist primarily of approximately $110 million for asset write-offs and $18 million for equipment removal and building demolition costs. As part of the Company’s strategy of continuing cost reduction and efficiency improvement, this plant was closed in October 1999. Some production capacity will be relocated to the Company’s other North American cereal plants. Approximately one-half of the current 1,100 hourly and salaried positions at the plant will be eliminated by the end of the first quarter of 2000 through a combination of voluntary and involuntary separation programs. These actions are expected to result in estimated annual pre-tax savings of $35 to $45 million, a portion of which will be realized in 2000. Specific employees who will be separated under this program and related costs of separation packages are in the process of being determined. The Company expects to record charges of approximately $70-$90 million for employee separation and other plant closing costs during the fourth quarter of 1999.

      The charges for workforce reduction initiatives recognized in the first quarter of 1999 are comprised principally of employee retirement and separation benefit costs in all four of the Company’s operating segments and in corporate operations. The charges include approximately $6 million of program-related non-exit costs, such as employee and office relocation, incurred during the first quarter of 1999. These initiatives are expected to eliminate or restructure approximately 350 employee positions in Europe, Asia-Pacific, and Latin America by the end of the year and generate approximately $25 million in pre-tax savings by 2000.

      Cash outlays for all streamlining initiatives during the September 1999 year-to-date period, including those continuing from prior years, were approximately $55 million. Cash outlays for all previously implemented initiatives are expected to be approximately $20 million during the remainder of 1999 and $25 million in 2000. These cash outlays do not include those related to South Operations employee separation costs expected to be recognized in the fourth quarter of 1999, as discussed above.

      Streamlining initiatives commenced from 1997 to the present are expected to generate approximately $125 million in incremental savings during the full year 1999. This amount is comprised principally of cash savings and will primarily impact selling, general and administrative expense. These initiatives are expected to generate a further $50 million of incremental savings during 2000. This amount is also comprised principally of cash savings, and will primarily benefit cost of goods sold. These savings are not necessarily indicative of current and future incremental earnings due to management’s commitment to invest in competitive business strategies, new markets, and growth opportunities.

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

Acquisitions and dispositions

      During September 1999, the Company reached an agreement to acquire the outstanding common stock of Worthington Foods, Inc. for $24 per share or approximately $307 million. The Company expects to complete the transaction by year-end 1999. Worthington Foods, Inc. is the leading manufacturer and marketer of soy protein-based meat alternatives and other healthful foods.

      In September 1999, the Company announced its agreement to sell certain assets and liabilities of the Lender’s Bagels business to Aurora Foods Inc. for $275 million in cash. The transaction was completed on November 1, 1999. As a result of this transaction, the Company recorded a pre-tax charge of $178.9 million ($119.3 million after tax or $.29 per share) during the third quarter of 1999. This charge includes approximately $57 million for the future disposal of other assets associated with the Lender’s business, which are not being purchased by Aurora. As a result of this charge, the carrying value of goodwill and trademarks attributable to the Lender’s business was reduced by $104.9 million.

      During July 1999, the Company sold its 51% interest in a United Kingdom corn milling operation to Cargill Inc., which owned the remaining 49%. As a result of this sale, the Company recorded a pre-tax gain of $10.4 million ($7.8 million after tax or $.02 per share) during the third quarter of 1999.

      In total, the Company recorded net disposition-related charges of $168.5 million ($111.5 million after tax or $.27 per share) during the third quarter of 1999. The impact of these dispositions on operating results during the fourth quarter of 1999 is expected to be insignificant.

Liquidity and capital resources

      The Company’s financial condition remained strong during the first nine months of 1999. A strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company’s operational needs. The Company continues to maintain a Prime-1 rating on its commercial paper.

      Year-to-date, net cash provided by operating activities was $549.4 million, down slightly from $566.9 million in 1998, as unfavorable working capital movements more than offset increased earnings before restructuring and disposition-related charges. A significant factor resulting in unfavorable working capital movements was temporary inventory build due to new product launches and Year 2000 contingency planning. At September 30, 1999, the ratio of current assets to current liabilities was 1.0, up from .9 at December 31, 1998.

      Net cash used in investing activities was $139.5 million, down from $265.7 million in 1998. The reduction was due primarily to decreased property additions and the effect of disposition proceeds in 1999 versus acquisition payments in 1998.

      Net cash used in financing activities was $386.4 million, related primarily to dividend payments of $290.3 million and reductions in debt of $103.9 million.

      On October 29, 1999, the Company declared a dividend of $.245 per common share, payable December 15, 1999, to shareholders of record at the close of business on November 30, 1999. The Company’s total 1999 per share dividend payment of $.96, up from $.92 in 1998, represents the 43rd consecutive year the Company has increased its dividend.

      Management is authorized by the Company’s Board of Directors to repurchase up to $149.4 million in shares of the Company’s common stock during 1999. There were no repurchases during the first nine months of 1999.

      Notes payable consist primarily of commercial paper borrowings in the United States and borrowings under a $200 million revolving credit agreement in Europe with several international banks. At September 30, 1999, outstanding borrowings under the revolving credit agreement were $91.3 million with an effective interest rate of 5.23%. U.S. borrowings at September 30, 1999, were $388.9 million with an effective interest rate of 5.4%. Associated with the U.S. borrowings, the Company holds a $225 million notional fixed interest rate cap, which expires in September 2001. Under the terms of the cap, if the Federal Reserve AA Composite Rate on 30-day commercial paper increases to 6.33%, the Company will pay this fixed rate on $225 million of its commercial paper borrowings. If the rate increases to 7.68% or above, the cap will expire. As of September 30, 1999, the rate was 5.29%.

      Long-term debt consists primarily of fixed rate issuances of U.S. and Euro Dollar Notes, including $900 million due in 2001, $500 million due in 2004, and $200 million due in 2005. The amount due in 2001 includes $400 million in Notes which provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company’s then-current credit spread.

      Associated with several of these long-term debt issuances, the Company has entered into fixed-to-floating interest rate swaps, generally expiring in conjunction with the debt issuances and indexed to either three-month LIBOR or the Federal Reserve AA Composite Rate on 30-day commercial paper. One of the swap agreements, with a notional value of $225 million, will expire if three-month LIBOR falls to 4.71% or below. At September 30, 1999, three-month LIBOR was 5.31%. The total notional amount of all interest rate swaps at September 30, 1999, was $825 million, unchanged from December 31, 1998.

      The percentage of total debt to market capitalization at September 30, 1999, was 14%, down from 16% at December 31, 1998, due to lower debt levels and a higher stock price since year-end.

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

      In the information technology and embedded systems categories, the program is essentially complete, with most critical and important date-dependent systems and components successfully tested. Remaining work includes performing additional quality assurance on previously tested systems and supporting the Company’s contingency planning efforts.

      To date, the Company has spent approximately $62 million during 1998 and 1999 to become Year 2000 compliant. The current expectation for total spending through 2000 remains at approximately $70 million. This amount includes the estimated cost of implementing contingency plans, such as the incremental cost of building inventory to meet temporarily increased demands. This amount excludes the cost of other planned system initiatives that are contributing to the overall Year 2000 readiness effort. These other planned system initiatives are also nearing completion, and Management believes that to the extent they impact the Year 2000 project, they will be completed as scheduled.

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

      While the cost of becoming Year 2000 compliant has not been significant to the Company’s financial results, failures that could result in material financial risk are still possible. Although, to date, the Company’s Year 2000 program has been executed substantially as planned, there can be no guarantee that all systems will perform flawlessly, that the systems of other companies and government agencies on which the Company relies will be converted in a timely manner, or that contingency planning will be able to fully address all potential interruptions. Therefore, date-related issues could cause delays in the Company’s ability to produce or ship its products, process transactions, or otherwise conduct business in any of its markets. Furthermore, the unknown cost of actions required to address any of these failures could cause uncertainty in the Company’s 1999 or 2000 financial results.

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

      The Euro will exist alongside the old national currencies during a transition period from January 1, 1999, to January 1, 2002. During this period, entities within participating countries must complete changes which enable them to transact in the Euro. National currencies will be withdrawn no later than July 1, 2002. This transition to the Euro currency will involve changing budgetary, accounting, pricing, costing, and fiscal systems in companies and public administrations, as well as the simultaneous handling of parallel currencies and conversion of legacy data. During the first nine months of 1999, the Euro currency weakened versus the U.S. Dollar and British Pound. The Euro needs to be observed over a longer period before conclusions can be drawn on the currency’s long-term strength.

      In early 1998, management formed a task force to monitor EMU developments, evaluate the impact of the Euro conversion on the Company’s operations, and develop and execute action plans, as necessary. The task force has completed a full EMU impact assessment identifying company-wide, cross-functional effects of the Euro. Required business strategy, system, and process changes within the Company’s European region are under way with certain markets already Euro compliant. Many of these changes will be made in conjunction with other significant technology initiatives currently under way, and will be completed in accordance with the Company’s timetable for transacting with its suppliers and customers in the Euro. Results of management’s customer analysis indicate that the Company will be invoicing larger customers in the Euro beginning in 2001. The Company’s suppliers generally are prepared to transact in the Euro at any time; the Company plans to commence Euro-denominated transactions with suppliers in 2002.

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

      In Phase II, the more significant portion of the program, all business systems (for example, raw materials management, manufacturing, warehousing and human resource systems) will be reviewed and modified, as necessary, to handle the Euro as a functional currency. Legally, this capability must exist in Company business units operating in EMU member countries from January 1, 2002. Manufacturing and operational systems are currently being analyzed and modified in order to comply with the legal timetable. This change does not represent any currency exposure, as the national currency exchange rates were fixed in relation to the Euro on January 1, 1999.

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

      Cereal market conditions continue to be very challenging in both North America and Europe; however, management believes the Company is making progress in strengthening the fundamentals of its cereal business. The Company’s goal is to achieve solid, reliable growth in its major cereal markets, combined with high growth in its global convenience foods business and in its Latin American and Asia-Pacific cereal businesses. Based on year-to-date progress against these goals, management believes the Company is well positioned to deliver low double-digit earnings per share growth (excluding restructuring and disposition-related charges) for the full year 1999 and strong growth in 2000 and beyond. The Company will continue to identify and pursue streamlining and productivity initiatives to optimize its cost structure.

      Additional expectations for 1999 include a gross profit margin of approximately 52%, an SGA% of 36-37%, an effective income tax rate of 36-37%, and capital spending of approximately $270 million.

      The foregoing projections concerning volume growth, profitability, and capital spending are forward-looking statements that involve risks and uncertainties. Actual results may differ materially due to the impact of competitive conditions, marketing spending and/or incremental pricing actions on actual volumes and product mix; the success of new product introductions; the levels of spending on system initiatives, properties, business opportunities, continued streamlining initiatives, and other general and administrative costs; raw material price and labor cost fluctuations; foreign currency exchange rate fluctuations; changes in statutory tax law; interest rates available on short-term financing; and other items.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no submissions of matters to a vote of security holders during the quarter for which the report is filed.

Item 6.  Exhibits and Reports on Form 8-K

      (a)  Exhibits:

10.01 — Agreement between the Company and Janet Kelly dated August 30, 1999

27.01 — Financial Data Schedule

      (b)  Reports on Form 8-K:

On September 28, 1999, the Company filed a report on Form 8-K which included an exhibit containing a news release dated September 27, 1999.

On October 4, 1999, the Company filed a report on Form 8-K which included an exhibit containing a news release dated October 1, 1999.

KELLOGG COMPANY

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ J.M. BOROMISA

J.M. Boromisa
Principal Accounting Officer;*
Vice President — Corporate Controller

Date: November 12, 1999

*	Also duly authorized to sign on behalf of the registrant.

KELLOGG COMPANY

EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

10.01	Agreement between the Company and Janet Kelly dated August 30, 1999	E
27.01	Financial Data Schedule	E