Form 10-K
period 1999-12-31
KELLOGG CO
filed 2000-03-24
CIK 55067

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

Commission File Number 1-4171

KELLOGG COMPANY

(Exact Name of Registrant as Specified in its Charter)

Delaware	38-0710690
State of Incorporation	I.R.S. Employer Identification No.

One Kellogg Square

Battle Creek, Michigan 49016-3599
(Address of Principal Executive Offices)

Registrant’s Telephone Number: (616) 961-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, $0.25 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $5,352,547,238 as determined by the March 1, 2000, closing price of $23.75 for one share of common stock on the New York Stock Exchange.

As of March 1, 2000, 405,459,024 shares of the common stock of the registrant were issued and outstanding.

Portions of the registrant’s Annual Report to Share Owners for the fiscal year ended December 31, 1999, are incorporated by reference into Part I, II, and Part IV of this Report.

Portions of the registrant’s definitive Proxy Statement, dated March 17, 2000, for the Annual Meeting of Share Owners to be held April 28, 2000, are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

      The Company. Kellogg Company, incorporated in Delaware in 1922, and its subsidiaries are engaged in the manufacture and marketing of ready-to-eat cereal and convenience food products on a worldwide basis. The address of the principal business office of Kellogg Company is One Kellogg Square, P.O. Box 3599, Battle Creek, Michigan 49016-3599. Unless otherwise indicated by the context, the term “Company” as used in this report means Kellogg Company, its divisions and subsidiaries.

      Financial Information About Segments. The information called for by this Item is incorporated herein by reference from Note 14 to the Consolidated Financial Statements on pages 33 and 34 of the Company’s Annual Report.

      Principal Products. The principal products of the Company are ready-to-eat cereals and convenience food products which are manufactured in 20 countries and distributed in more than 160 countries. The Company’s products are generally marketed under the KELLOGG’S® and MORNINGSTAR FARMS® names and are sold principally to the grocery trade through direct sales forces for resale to consumers. The Company uses broker and distribution arrangements for certain products as well as in less-developed market areas. Additional information pertaining to the relative sales of ready-to-eat cereals and the Company’s convenience food products is found in Note 14 to the Consolidated Financial Statements on pages 33 and 34 of the Company’s Annual Report.

      Convenience Food Products. In the United States, in addition to ready-to-eat cereals, the Company produces and distributes toaster pastries, frozen waffles, frozen pancakes, crispy marshmallow squares, cereal bars, and meat alternatives. The Company also markets these and other convenience food products in various locations throughout the world, including Canada, Mexico, Europe, and Australia.

      Raw Materials. Agricultural commodities are the principal raw materials used in the Company’s products. Cartonboard, corrugated, and plastic are the principal packaging materials used by the company. World supplies and prices of such commodities and materials are constantly monitored, as are government trade policies. The cost of raw materials may fluctuate widely due to government policy and regulation, weather conditions, or other unforeseen circumstances. Continuous efforts are made to maintain and improve the qualities and supplies of raw materials for purposes of the Company’s short-term and long-term requirements.

      The principal ingredients in the products produced by the Company in the United States include corn grits, oats, rice, soy beans, various fruits, sweeteners, wheat, and wheat derivatives. Ingredients are purchased principally from sources in the United States. In producing toaster pastries, frozen waffles, and cereal bars, the Company may use flour, shortening, sweeteners, dairy products, eggs, fruit, and other filling ingredients, which ingredients are obtained from various sources.

      The Company both enters into long-term contracts for raw materials and purchases raw materials on the open market, depending on the Company’s view of possible price fluctuations, supply levels, and the Company’s relative negotiating power. While the cost of raw materials may increase over time, the Company believes that it will be able to purchase an adequate supply of such raw materials as needed. The Company also uses commodity futures and options to hedge some of its raw material costs. Refer to Note 12 to the Consolidated Financial Statements contained in the Company’s Annual Report on pages 32 and 33.

      Raw materials and packaging needed for internationally based operations are available in adequate supply and are sometimes imported from countries other than those where used in manufacture.

      Cereal processing ovens at major domestic and international facilities are regularly fueled by natural gas or propane obtained from local utilities or other local suppliers. Short-term standby propane storage exists at several plants for use in the event of interruption in natural gas supplies. Additionally, oil may be used to fuel certain operations at various plants in the event of natural gas shortages or when its use presents economic advantages.

      Trademarks and Technology. Generally, the Company’s products are marketed under trademarks owned by the Company. The Company’s principal trademarks are its housemark, brand names, slogans, and designs related to cereals and other convenience food products manufactured and marketed by the Company as well as licensed uses of these marks on various goods. These trademarks include Kellogg’s®, for cereals and other products of the Company and the brand names of certain ready-to-eat cereals, including All-Bran®, Kellogg’s Squares™, Apple Jacks®, Bran Buds®, Complete® Bran Flakes, Complete® Wheat Flakes, Cocoa Krispies®, Common Sense®, Country Inn Specialties™, Cruncheroos®, Kellogg’s Corn Flakes®, Cracklin’ Oat Bran®, Crispix®, Froot Loops®, Kellogg’s Frosted Flakes®, Frosted Mini-Wheats®, Just Right®, Kellogg’s® Low Fat Granola, Nut & Honey Crunch®, Nut & Honey Crunch O’s™, Muesli®, Nutri-Grain®, Corn Pops®, Product 19®, Kellogg’s® Two Scoops® Raisin Bran, Rice Krispies®, Rice Krispies Treats®, Raisin Bran Crunch™, Smacks®, Smart Start®, Special K®, Special K Plus™, Kellogg’s Cocoa Frosted Flakes™, Razzle Dazzle Rice Krispies™, and Kellogg’s® Honey Crunch Corn Flakes™. Additional Company trademarks are the names of certain combinations of Kellogg’s® ready-to-eat cereals, including Breakfast Mates™, Handi-Pak®, Snack-Pak®, Fun Pak®, Jumbo® and Variety® Pak. Other Company brand names include Kellogg’s® Corn Flake Crumbs; Croutettes® for herb season stuffing mix; Kellogg’s® Nutri-Grain® for cereal bars; Pop-Tarts Pastry Swirls™ for toaster danish; Pop-Tarts® for toaster pastries; Eggo®, Special K® and Nutri-Grain® for frozen waffles and pancakes; Rice Krispies Treats™ for crispy marshmallow squares; and Morningstar Farms®, Loma Linda®, Natural Touch® and Worthington® for certain meat alternatives.

      Company trademarks also include depictions of certain animated characters in conjunction with the Company’s products, including Snap!®Crackle!®Pop!® for Kellogg’s® Razzle Dazzle Rice Krispies™ and Rice Krispies®; Tony the Tiger™ for Kellogg’s Frosted Flakes® and Kellogg’s Cocoa Frosted Flakes™; Toucan Sam® for Froot Loops®; Dig ’Em!® for Smacks®; Coco™for Cocoa Krispies®; and Cornelius® and Corny™ for Kellogg’s Corn Flakes®.

      The slogans “The Best To You Each Morning”®, “The Original and Best®”, and “They’re Gr-r-reat!”® used in connection with the Company’s ready-to-eat cereals, along with “L’ Eggo my Eggo”™, used in connection with the Company’s frozen waffles and pancakes, are also important Company trademarks. The Company’s use of the advertising themes “Better Breakfast”™, “Get A Taste For The Healthy Life”™, and “Cereal...Eat It For Life”™ represent part of its effort to establish throughout the United States and the world the concept of a nutritious breakfast.

      The Company considers that, taken as a whole, the rights under its various patents, which expire from time to time, are a valuable asset, but the Company does not believe that its businesses are materially dependent on any single patent or group of related patents. The Company’s activities under licenses or other franchises or concessions are not material.

      Seasonality. Demand for the Company’s products is approximately level throughout the year.

      Working Capital. Although terms vary around the world, in the United States the Company generally requires payment for goods sold eleven days subsequent to the date of invoice, with a 2% discount allowed for payment within ten days. Receipts from goods sold, supplemented as required by borrowings, provide for the Company’s payment of dividends, capital expansion, and for other operating expenses and working capital needs.

      Customers. The Company is not dependent on any single customer or a few customers for a material part of its sales. However, in the United States, the Company’s top four customers account for over 20% of net sales. There has been significant worldwide consolidation in the grocery industry in recent years and the Company believes that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact the Company’s sales and profits, the Company does not anticipate that this will occur due to the consumer demand for our products and our relationships with our customers. Products of the Company are sold through its own sales forces and through broker and distributor arrangements and are generally resold to consumers in retail stores, restaurants, and other food service establishments.

      Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at any particular time is not material to the Company.

      Competition. The Company has experienced intense competition for sales of all of its principal products in its major markets, both domestically and internationally. The Company’s products compete with advertised and branded products of a similar nature as well as unadvertised and private label products, which are typically distributed at lower prices, and generally with other food products with different characteristics. Principal methods and factors of competition include new product introductions, product quality, composition and nutritional value, price, advertising, and promotion.

      Research and Development. Research to support and expand the use of the Company’s existing products and to develop new food products is carried on at the W.K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. The Company’s expenditures for research and development were approximately $104.1 million in 1999, $121.9 million in 1998, and $106.1 million in 1997.

      Environmental Matters. The Company’s facilities are subject to various foreign, federal, state, and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. The Company is not a party to any material proceedings arising under these regulations. The Company believes that compliance with existing environmental laws and regulations will not materially affect the financial condition or the competitive position of the Company. The Company is currently in substantial compliance with all material environmental regulations affecting the Company and its properties.

      Employees. At December 31, 1999, the Company had 15,051 employees.

      Financial Information About Geographic Areas. The information called for by this Item is incorporated herein by reference from Note 14 to the Consolidated Financial Statements on pages 33 and 34 of the Company’s Annual Report.

Item 2.  Properties

      The Company’s corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.

      The Company operates manufacturing plants and warehouses totaling more than twelve million (12,000,000) square feet of building area in the United States and other countries. The Company’s plants have been designed and constructed to meet its specific production requirements, and the Company periodically invests money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of other Company plants producing similar products, and other factors. Manufacturing facilities of the Company in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska. The Company’s United States convenience foods plants are located in San Jose, California; Atlanta, Georgia; Rome, Georgia; Pikeville, Kentucky; Blue Anchor, New Jersey; Worthington, Ohio; Zanesville, Ohio; Muncy, Pennsylvania; and Rossville, Tennessee.

      Outside the United States, the Company has additional manufacturing locations, some with warehousing facilities, in Argentina, Australia, Brazil, Canada, China, Colombia, Ecuador, Germany, Great Britain, Guatemala, India, Japan, Malaysia, Mexico, South Africa, South Korea, Spain, Thailand, and Venezuela.

      The principal properties of the Company, including its major office facilities, are owned by the Company and none is subject to any major lien or other encumbrance. Distribution centers and offices of non-plant locations typically are leased. The Company considers its facilities generally suitable, adequate, and of sufficient capacity for its current operations.

Item 3.  Legal Proceedings

      The Company is not a party to any pending legal proceedings which, if decided adversely, would be material to the Company on a consolidated basis, nor are any of the Company’s properties or subsidiaries subject to any such proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 4A.  Executive Officers of the Registrant

      The names, ages as of February 29, 2000, and positions of the executive officers of the Company are listed below together with their business experience. Executive officers are elected annually by the Board of Directors at the meeting immediately following the Annual Meeting of Share Owners.

Arnold G. Langbo

Chairman of the Board 62
     Mr. Langbo has been employed by the Company since 1956. He was named President and Chief Operating Officer in 1990 and became Chairman of the Board and Chief Executive Officer in 1992. In 1998, Mr. Carlos M. Gutierrez was named President and Chief Operating Officer. In April of 1999, Mr. Gutierrez was named Chief Executive Officer. Mr. Langbo retained his position as Chairman of the Board.

Carlos M. Gutierrez

President and Chief Executive Officer 46
     Mr. Gutierrez joined Kellogg de Mexico in 1975. In 1993, Mr. Gutierrez was promoted to Executive Vice President, Kellogg USA Inc. and General Manager, Kellogg USA Cereal Division. He was appointed Executive Vice President and President, Kellogg Asia-Pacific in 1994, and Executive Vice President – Business Development in 1996. In 1998, Mr. Gutierrez was named President and Chief Operating Officer, and in April of 1999 he was named Chief Executive Officer.

John D. Cook

Executive Vice President, President, Kellogg North America 46
     Mr. Cook joined Kellogg Company as Executive Vice President, President, Kellogg North America in February of 1999. From 1988 to 1999, Mr. Cook was a director with McKinsey and Company, Inc., a leading corporate strategy group.

Jacobus Groot

Executive Vice President, President, Kellogg Asia-Pacific 49
     Mr. Groot joined Kellogg Company as Executive Vice President, President, Kellogg Asia-Pacific in January of 1999. Prior to joining Kellogg Company, Mr. Groot was employed by The Procter and Gamble Company for 17 years. His most recent position was Group Vice President (President-Asia, North, and President, Paper Products-Asia, Procter and Gamble Asia), a position he held since 1995.

Alan F. Harris

Executive Vice President, President, Kellogg Europe 45
     Mr. Harris joined Kellogg Company of Great Britain Limited in 1984. In 1993, he was appointed President, Kellogg Canada Inc. In 1994, he was promoted to Executive Vice President – Marketing and Sales, Kellogg USA Inc. Mr. Harris was promoted to Executive Vice President and President, Kellogg Latin America in 1997. He was appointed Executive Vice President and President, Kellogg Europe in March of 1999.

Janet L. Kelly

Executive Vice President – Corporate Development, General Counsel and Secretary 42
     Ms. Kelly joined Kellogg Company as Executive Vice President – Corporate Development, General Counsel and Secretary in September of 1999. Prior to joining Kellogg Company, Ms. Kelly served as Senior Vice President, Secretary and General Counsel for Sara Lee Corporation. Before joining Sara Lee, Ms. Kelly was a partner at the law firm Sidley & Austin.

Thomas J. Webb

Executive Vice President, Chief Financial Officer 47
     Mr. Webb joined Kellogg Company as Executive Vice President and Chief Financial Officer in January of 2000. Prior to joining Kellogg Company, Mr. Webb served in a variety of executive positions at Ford Motor Company for over 22 years, including three years as Chief Financial Officer of Visteon, an $18 billion enterprise of Ford.

Donna J. Banks

Senior Vice President – Global Innovation 43
     Dr. Banks joined the Company in 1983. In 1991, she was promoted to Vice President – Research and Development. Dr. Banks became Senior Vice President – Research and Development in 1997, and Senior Vice President – Global Innovation in June of 1999.

Joseph M. Stewart

Senior Vice President – Corporate Affairs 57
     Mr. Stewart has been employed by the Company since 1980. He was named Senior Vice President – Corporate Affairs in 1988.

Michael J. Teale

Senior Vice President – Global Supply Chain 55
     Mr. Teale joined Kellogg Company of Great Britain Limited in 1966. He was named Vice President – Cereal Manufacturing of the Company’s U.S. Food Products Division in 1990, Senior Vice President – Worldwide Operations and Technology in 1994, and Senior Vice President – Global Supply Chain in February of 1999.

Jeffrey M. Boromisa

Vice President, Corporate Controller 44
     Mr. Boromisa joined Kellogg Company in 1981 as a senior auditor. He served in various financial positions until he was named Vice President – Purchasing of Kellogg North America in 1997. In November of 1999, Mr. Boromisa was promoted to Vice President and Corporate Controller of Kellogg Company.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

      The information called for by this Item is set forth on page 33 of the Company’s Annual Report in Note 13 to the Consolidated Financial Statements of the Company, which is incorporated by reference into Item 8 of this Report.

Item 6.  Selected Financial Data

      The information called for by this Item is incorporated herein by reference from the chart entitled “Selected Financial Data” on pages 20 and 21 of the Company’s Annual Report. Such information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 of this Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information called for by this Item is incorporated herein by reference from pages 13 through 19 of the Company’s Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

      The information called for by this Item is incorporated herein by reference from pages 35 and 36 of the Company’s Annual Report.

Item 8.  Financial Statements and Supplementary Data

      The information called for by this Item is incorporated herein by reference from pages 22 through 34 of the Company’s Annual Report. Supplementary quarterly financial data, also incorporated herein by reference, is set forth in Note 13 to the Consolidated Financial Statements on page 33 of the Company’s Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Directors — Refer to the Company’s Proxy Statement dated March 17, 2000, for the Annual Meeting of Share Owners to be held on April 28, 2000, under the caption “Election of Directors” on pages 5 through 7, which information is incorporated herein by reference.

      Executive Officers of the Registrant — Refer to “Executive Officers of the Registrant” under Item 4A at pages 5 through 6 of this Report.

      For information concerning Section 16(a) of the Securities Exchange Act of 1934, refer to the Company’s Proxy Statement dated March 17, 2000, for the Annual Meeting of Share Owners to be held on April 28, 2000, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” at page 4, which information is incorporated herein by reference.

Item 11.  Executive Compensation

      Refer to the Company’s Proxy Statement dated March 17, 2000, for the Annual Meeting of Share Owners to be held on April 28, 2000, under the caption “Executive Compensation” at pages 8 through 12, which information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Refer to the Company’s Proxy Statement dated March 17, 2000, for the Annual Meeting of Share Owners to be held on April 28, 2000, under the caption “Security Ownership” at pages 3 through 4, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      None.

PART IV

Item 14.	Exhibits, Consolidated Financial Statements and Schedules, and Reports on Form 8-K

      The following Consolidated Financial Statements and related Notes, together with the Report thereon of PricewaterhouseCoopers LLP dated January 27, 2000, appearing on pages 22 through 35 of the Company’s Annual Report to Share Owners for the fiscal year ended December 31, 1999, are incorporated herein by reference:

(a)1. Consolidated Financial Statements

      Consolidated Statement of Earnings for the years ended December 31, 1999, 1998, and 1997.

      Consolidated Statement of Shareholders’ Equity for the years ended December 31, 1999, 1998, and 1997.
      Consolidated Balance Sheet at December 31, 1999 and 1998.
      Consolidated Statement of Cash Flows for the years ended December 31, 1999, 1998, and 1997.
      Notes to Consolidated Financial Statements.

(a)2. Consolidated Financial Statement Schedule

      The Financial Schedule and related Report of Independent Accountants filed as part of this Report are as follows:

Page

Schedule II — Valuation Reserves	9

Report of Independent Accountants	10

      This Consolidated Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report to Share Owners for the fiscal year ended December 31, 1999.

      All other financial statement schedules are omitted because they are not applicable.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K

      The information called for by this Item is incorporated herein by reference from the Exhibit Index on pages 12-14 of this Report.

(b) Reports on Form 8-K

      The Company filed a Form 8-K on October 4, 1999, pertaining to the acquisition of Worthington Foods, Inc., and on September 28, 1999, the Company filed a Form 8-K pertaining to the disposition of the Lender’s Bagels business.

SCHEDULE II — VALUATION RESERVES

(in millions)

	1999	1998	1997

Accounts Receivable

Balance at January 1	$12.9	$7.5	$6.6

Additions charged to cost and expenses	0.6	5.7	2.4

Doubtful accounts charged to reserve	(4.2)	(0.5)	(1.0)

Currency translation adjustments	(0.7)	0.2	(0.5)

Balance at December 31	$8.6	$12.9	$7.5

	1999	1998	1997

Deferred Income Tax Asset Valuation Allowance

Balance at January 1	$68.6	$45.9	$31.6

Additions charged to income tax expense	15.6	23.0	25.5

Deductions credited to income tax expense	(22.4)	(0.3)	(11.2)

Balance at December 31	$61.8	$68.6	$45.9

Report of Independent Accountants on Financial Statement Schedule

To the Shareholders and Board of Directors

of Kellogg Company

      Our audits of the consolidated financial statements referred to in our report dated January 27, 2000, appearing in the 1999 Annual Report to Shareholders of Kellogg Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Battle Creek, Michigan

January 27, 2000

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of March 2000.

KELLOGG COMPANY

By:	/s/ CARLOS M. GUTIERREZ

Carlos M. Gutierrez
President
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ CARLOS M. GUTIERREZ Carlos M. Gutierrez	President, Chief Executive Officer; Director (Principal Executive Officer)	March 24, 2000
/s/ THOMAS J. WEBB Thomas J. Webb	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 24, 2000
/s/ JEFFREY M. BOROMISA Jeffrey M. Boromisa	Vice President and Corporate Controller (Principal Accounting Officer)	March 24, 2000
Arnold G. Langbo	Chairman of the Board
Benjamin S. Carson Sr.	Director
Carleton S. Fiorina	Director
Claudio X. Gonzalez	Director
Gordon Gund	Director
Dorothy A. Johnson	Director
William E. LaMothe	Director
Ann McLaughlin	Director
J. Richard Munro	Director
William D. Perez	Director
Harold A. Poling	Director
William C. Richardson	Director
John L. Zabriskie	Director
By: /s/ JANET L. KELLY Janet L. Kelly As Attorney-in-Fact		March 24, 2000

EXHIBIT INDEX

Electronic(E)
Paper(P)
Incorp. By
Exhibit No.	Description	Ref.(IBRF)

3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 3.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996, Commission file number 1-4171.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.	IBRF
4.01	Fiscal Agency Agreement dated as of January 29, 1997, between the Company and Citibank, N.A., Fiscal Agent, Incorporated by reference to Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.02	Form of Debt Security related to the Fiscal Agency Agreement described in Exhibit 4.01 above, incorporated by reference to Exhibit 4.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.03	Indenture dated as of August 5, 1997, between the Company and Citibank, N.A., Trustee and Collateral Agent, Incorporated by reference to Exhibit 4.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.04	Form of Debt Security related to the Indenture described in Exhibit 4.03 above, incorporated by reference to Exhibit 4.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.05	Indenture dated August 1, 1993 between the Company and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Commission file number 33-49875.	IBRF
4.06	Kellogg Company 4 7/8% Notes Due 2005; US $200,000,000.	IBRF
4.07	Kellogg Company 5 3/4% Extendible Notes Due 2001; US $200,000,000.	IBRF
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.03	Kellogg Company Supplemental Savings and Investment Plan, Incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-4171.*	IBRF
10.04	Kellogg Company 1982 Stock Option Plan, as amended on December 7, 1990, incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF

Electronic(E)
Paper(P)
Incorp. By
Exhibit No.	Description	Ref.(IBRF)

10.07	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.08	Kellogg Company Key Employee Long Term Incentive Plan, Incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.09	Deferred Compensation Plan for Non-Employee Directors, Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.11	Stock Compensation Program for Non-Employee Directors of Kellogg Company, as amended.*	IBRF
10.12	Kellogg Company Bonus Replacement Stock Option Plan, Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.13	Kellogg Company Executive Compensation Deferral Plan, Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.14	Agreement between the Company and John Cook dated January 26, 1999. Incorporated by reference to Exhibit 10.03 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999.*	IBRF
10.15	Agreement between the Company and Jacobus Groot dated December 17, 1998. Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999.*	IBRF
10.16	Agreement between the Company and Janet Langford Kelly dated August 30, 1999. Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1999.*	IBRF
10.17	Agreement between the Company and Thomas Webb dated December 30, 2000.*	E
10.18	Agreement between the Company and Alan F. Harris dated March 19, 1999.*	E
13.01	Pages 13 through 36 of the Company’s Annual Report to Share Owners for the fiscal year ended December 31, 1999.	E
21.01	Domestic and Foreign Subsidiaries of the Company.	E
23.01	Consent of PricewaterhouseCoopers LLP.	E
24.01	Powers of Attorney authorizing Janet Langford Kelly to execute the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, on behalf of the Board of Directors, and each of them.	E
27.01	Financial Data Schedule.	E

*	A management contract or compensatory plan required to be filed with this Report.

      The Company agrees to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of the Company and its Subsidiaries and any of its unconsolidated Subsidiaries for which Financial Statements are required to be filed.

      The Company will furnish any of its share owners a copy of any of the above Exhibits not included herein upon the written request of such share owner and the payment to the Company of the reasonable expenses incurred by the Company in furnishing such copy or copies.