Form 10-Q
period 2000-03-31
KELLOGG CO
filed 2000-05-12
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-4171

KELLOGG COMPANY

State of Incorporation—Delaware	IRS Employer Identification No. 38-0710690

One Kellogg Square, P.O. Box 3599, Battle Creek, MI 49016-3599

Registrant’s telephone number:  616-961-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No

Common Stock outstanding April 30, 2000 — 405,573,278 shares

KELLOGG COMPANY

INDEX

Page

PART I — Financial Information

Item 1:

Consolidated Balance Sheet — March 31, 2000, and December 31, 1999	2

Consolidated Statement of Earnings — three months ended March 31, 2000 and 1999	3

Consolidated Statement of Cash Flows — three months ended March 31, 2000 and 1999	4

Notes to Consolidated Financial Statements	5-8

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-14

PART II — Other Information

Item 4:

Submission of Matters to a Vote of Security Holders	15

Item 6:

Exhibits and Reports on Form 8-K	15

Signatures	16

Exhibit Index	17

Consolidated Balance Sheet
Kellogg Company and Subsidiaries	March 31,	December 31,
(millions, except per share data)	2000	1999
	(unaudited)	*

Current assets

Cash and cash equivalents	$148.3	$150.6

Accounts receivable, net	760.6	678.5

Inventories:

Raw materials and supplies	145.0	141.2

Finished goods and materials in process	340.2	362.6

Other current assets	218.7	236.3

Total current assets	1,612.8	1,569.2

Property, net of accumulated depreciation of $2,546.8 and $2,515.8	2,652.3	2,640.9

Other assets	709.0	598.6

Total assets	$4,974.1	$4,808.7

Current liabilities

Current maturities of long-term debt	$405.7	$2.9

Notes payable	576.4	518.6

Accounts payable	356.2	305.3

Income taxes	128.9	83.5

Other current liabilities	635.5	677.5

Total current liabilities	2,102.7	1,587.8

Long-term debt	1,212.3	1,612.8

Nonpension postretirement benefits	423.0	424.9

Deferred income taxes and other liabilities	380.4	370.0

Shareholders’ equity

Common stock, $.25 par value	103.8	103.8

Capital in excess of par value	103.1	104.5

Retained earnings	1,379.7	1,317.2

Treasury stock, at cost	(376.5)	(380.9)

Accumulated other comprehensive income	(354.4)	(331.4)

Total shareholders’ equity	855.7	813.2

Total liabilities and shareholders’ equity	$4,974.1	$4,808.7

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Consolidated Statement of Earnings	(Results are unaudited)

Kellogg Company and Subsidiaries	Three months ended March 31,
(millions, except per share data)	2000	1999

Net sales	$1,751.9	$1,745.3

Cost of goods sold	836.9	836.4

Selling and administrative expense	629.8	649.4

Restructuring charges	—	36.8

Operating profit	285.2	222.7

Interest expense	31.8	29.0

Other income (expense), net	(0.8)	(2.7)

Earnings before income taxes	252.6	191.0

Income taxes	90.9	72.2

Net earnings	$161.7	$118.8

Net earnings per share (basic and diluted)	$.40	$.29

Dividends per share	$.245	$.235

Average shares outstanding	405.5	405.0

Refer to Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	(Results are unaudited)

Kellogg Company and Subsidiaries	Three months ended March 31,
(millions)	2000	1999

Operating activities

Net earnings	$161.7	$118.8

Items in net earnings not requiring cash:

Depreciation and amortization	68.9	68.0

Deferred income taxes	15.3	10.8

Restructuring charges, net of cash paid	—	29.7

Other	6.9	16.4

Postretirement benefit plan contributions	(40.9)	(33.0)

Changes in operating assets and liabilities	(13.5)	(61.0)

Net cash provided by operating activities	198.4	149.7

Investing activities

Additions to properties	(70.1)	(55.6)

Acquisitions of businesses	(92.6)	—

Other	3.0	6.8

Net cash used in investing activities	(159.7)	(48.8)

Financing activities

Net issuances of notes payable	57.8	3.7

Issuances of long-term debt	2.6	—

Reductions of long-term debt	—	(1.4)

Net issuances of common stock	3.0	2.4

Cash dividends	(99.2)	(95.3)

Net cash used in financing activities	(35.8)	(90.6)

Effect of exchange rate changes on cash	(5.2)	(6.3)

Increase (decrease) in cash and cash equivalents	(2.3)	4.0

Cash and cash equivalents at beginning of period	150.6	136.4

Cash and cash equivalents at end of period	$148.3	$140.4

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the three months ended March 31, 2000 (unaudited)

1. Accounting policies

The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained on pages 22 to 34 of the Company’s 1999 Annual Report. Except as discussed below, the accounting policies used in preparing these financial statements are the same as those summarized in the Company’s 1999 Annual Report. Certain amounts for 1999 have been reclassified to conform with current period classifications.

The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for other interim periods or the full year.

2. Earnings per share

Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company and had an insignificant impact on earnings per share during the periods presented. Basic net earnings per share is reconciled to diluted net earnings per share as follows (in millions, except per share data):

			Average	Net
		Net	shares	earnings
		earnings	outstanding	per share

2000
	Basic Dilutive employee stock options	$161.7 —	405.5 .1	$.40 —

	Diluted	$161.7	405.6	$.40

1999
	Basic Dilutive employee stock options	$118.8 —	405.0 .7	$.29 —

	Diluted	$118.8	405.7	$.29

3. Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the Company, comprehensive income for the periods presented consists solely of net earnings and foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation” as follows (in millions):

	Three months ended March 31,

	2000	1999

Net earnings	$161.7	$118.8

Other comprehensive income (loss):

Foreign currency translation adjustment	(23.0)	(32.2)

Related tax effect	—	—

	(23.0)	(32.2)

Total comprehensive income	$138.7	$86.6

4. Debt

Notes payable consist primarily of commercial paper borrowings in the United States and borrowings under a $200 million revolving credit agreement in Europe with several international banks. At March 31, 2000, outstanding borrowings under the revolving credit agreement were $24.0 million with an effective interest rate of 6.4%. U.S. borrowings at March 31, 2000, were $504.9 million with an effective interest rate of 6.0%.

Long-term debt consists primarily of fixed rate issuances of U.S. and Euro Dollar Notes, including $900 million due in 2001, $500 million due in 2004, and $200 million due in 2005. The amount due in 2001 includes $400 million in Notes which provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company’s then-current credit spread. Associated with the debt due in 2001, the Company has entered into $600 million notional in fixed-to-floating interest rate swaps. These swaps are indexed to either three-month LIBOR or the Federal Reserve AA Composite Rate on 30-day commercial paper.

5. Restructuring charges

During the past several years, management has commenced major productivity and operational streamlining initiatives in an effort to optimize the Company’s cost structure. The incremental costs of these programs have been reported during these years as restructuring charges. Refer to pages 26-28 of the Company’s 1999 Annual Report for more information on these initiatives.

Operating profit for the quarter ended March 31, 1999, includes restructuring charges of $36.8 million ($25.6 million after tax or $.07 per share) for workforce reduction initiatives. The charges were comprised principally of employee retirement and separation benefit costs in all four of the Company’s operating segments and in corporate operations. These initiatives eliminated approximately 325 employee positions in Europe, Asia-Pacific, and Latin America and generated approximately $15 million of pre-tax savings during 1999.

These initiatives are expected to generate a further $10 million in pre-tax savings in 2000 for a total ongoing annual benefit of $25 million.

Total cash outlays during the quarter for ongoing streamlining initiatives were approximately $24 million. Expected cash outlays are approximately $28 million for the remainder of 2000 and $8 million in 2001. Total incremental pre-tax savings expected from streamlining initiatives during 2000 is approximately $50 million.

The Company’s streamlining initiatives will continue in 2000. The Company expects to implement streamlining initiatives in its European supply chain as part of an ongoing efficiency program. As a result of this action, the Company expects to record pretax restructuring charges of approximately $25 million ($.04 per share) in the second quarter of 2000, consisting principally of employee retirement and separation benefits. Management expects to generate approximately $12 million in annual pre-tax savings from this initiative by 2001. Cash outlays and savings associated with this future initiative are not included in the total year amounts reported above.

Restructuring reserve utilization during the three months ended March 31, 2000, was (in millions):

	Employee

	retirement &

	severance	Asset	Asset	Other
	benefits	write-offs	removal	costs	Total

Remaining reserve at December 31, 1999	$31.4	$—	$28.5	$—	$59.9

Amounts utilized during 2000	(20.1)	—	(4.1)	—	(24.2)

Remaining reserve at March 31, 2000	$11.3	$—	$24.4	$—	$35.7

6. Acquisitions

On January 20, 2000, the Company purchased certain assets and liabilities of the Mondo Baking Company Division of Southeastern Mills, Inc. for approximately $93 million in cash, including related acquisition costs. Mondo Baking Company, located in Rome, Georgia, has manufactured convenience foods for Kellogg since 1993. The acquisition was accounted for as a purchase and was financed through commercial paper borrowings. Assets acquired consist primarily of a manufacturing facility and assembled workforce.

7. Operating Segments

Kellogg Company is the world’s leading producer of ready-to-eat cereal and a leading producer of convenience foods, including toaster pastries, cereal bars, frozen waffles, wholesome snacks, and meat alternatives. Principal markets for these products include the United States and United Kingdom. Operations are managed via four major geographic areas — North America, Europe, Asia-Pacific, and Latin America — which are the basis of the Company’s reportable operating segment information disclosed below. The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statement of Earnings.

Intercompany transactions between reportable operating segments were insignificant in the periods presented. Operating segment data is presented below (in millions):

	Three months ended March 31,

	2000	1999

Net sales North America	$1,112.6	$1,128.4

Europe	383.3	388.8

Asia-Pacific	107.3	97.6

Latin America	147.1	128.4

Corporate and other	1.6	2.10

Consolidated	$1,751.9	$1,745.3

Operating profit excluding restructuring charges North America	$222.4	$232.0

Europe	52.9	41.3

Asia-Pacific	12.2	12.8

Latin America	35.0	30.7

Corporate and other	(37.3)	(57.3)

Consolidated	285.2	259.5

Restructuring charges	—	(36.8)

Operating profit as reported	$285.2	$222.7

KELLOGG COMPANY

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Kellogg Company is the world’s leading producer of ready-to-eat cereal and a leading producer of convenience foods, including toaster pastries, cereal bars, frozen waffles, wholesome snacks, and meat alternatives. Principal markets for these products include the United States and United Kingdom. Operations are managed via four major geographic areas — North America, Europe, Asia-Pacific, and Latin America — which are the basis of the Company’s reportable operating segment information.

In the first quarter of 2000, Kellogg Company recorded its fourth consecutive quarterly increases in operating profit, net earnings, and earnings per share, excluding charges. Contributing to these results were the continued improvement in the Company’s European cereal business, ongoing growth in the emerging and developing markets of Asia-Pacific and Latin America, an ahead-of-plan performance by the recently acquired Worthington Foods business, and a two-point rebound in the Company’s U.S. cereal volume market share since the fourth quarter of 1999.

For the quarter ended March 31, 2000, Kellogg Company reported net earnings and earnings per share of $161.7 million and $.40, respectively, compared to 1999 net earnings of $118.8 million and net earnings per share of $.29. (All earnings per share presented represent both basic and diluted earnings per share.)

During the first quarter of 1999, the Company reported restructuring charges of $36.8 million ($25.6 million after tax or $.07 per share), related to workforce reduction initiatives around the world. Excluding these charges, first quarter 1999 net earnings and earnings per share were $144.4 million and $.36, respectively. These charges have been excluded from all applicable amounts presented below for purposes of comparison between years.

Excluding 1999 charges, first quarter 2000 net earnings per share increased 11.1%, from $.36 to $.40. The $.04 increase in earnings per share was attributable to business growth. The impacts of foreign currency and tax rate movements were insignificant.

The Company realized the following volume results during the first quarter of 2000:

	Million Kilos	Change

North America	229	-6.5%

Europe	108	+5.9%

Asia-Pacific	25	+4.3%

Latin America	37	+7.6%

Consolidated	399	-1.7%

Change

Global cereal	+.2%

Global convenience foods	-6.9%

Consolidated	-1.7%

During the fourth quarter of 1999, the Company divested the Lender’s Bagels business and acquired the Worthington Foods Company. While the net impact of these events on net sales and net earnings was insignificant during the first quarter of 2000, volume results were negatively affected, due to the difference in density of Worthington’s products versus Lender’s products. Excluding volume from the Worthington and Lender’s businesses, the Company’s volume results would have been:

Change

North America	-.9%

Global convenience foods	+7.7%

Consolidated	+1.8%

Adjusted for Worthington and Lender’s volume, the North American convenience foods business exhibited solid volume growth, which was more than offset by a decline in cereal shipments. This decline was in comparison to double-digit growth in the prior-year period. Volume growth in Europe was driven by strong cereal shipments during the quarter. Cereal volume was relatively flat in Asia-Pacific due primarily to softness in Australia. Total volume growth in Asia-Pacific was buoyed by gains in the convenience foods business and in most cereal markets outside Australia. Latin America achieved strong growth in both cereal and convenience foods.

For the quarter, consolidated net sales increased .4%. Excluding the impact of foreign exchange movements, acquisitions, and dispositions, net sales increased 2.0%, comparable with the total adjusted volume growth of 1.8%.

On an operating segment basis, net sales versus the prior year were:

	North		Asia-	Latin
	America	Europe	Pacific	America	Consolidated

Ongoing business	- 1.4%	+5.8%	+8.2%	+15.4%	+2.0%

Acquisitions & dispositions	-.3%				-.3%

Foreign currency impact	+.3%	-7.2%	+1.7%	-.8%	-1.3%

Total Change	-1.4%	-1.4%	+9.9%	+14.6%	+.4%

Net sales by major product group were (in millions):

	2000	1999	Change

Global cereal	$1,304.6	$1,330.3	-1.9%

Global convenience foods	447.3	415.0	+7.8%

Consolidated	$1,751.9	$1,745.3	+ .4%

Excluding foreign exchange, acquisitions, and dispositions, net sales performance by major product group for the first quarter of 2000 was:

Change

Global cereal	-.1%

Global convenience foods	+9.7%

Consolidated	+2.0%

First quarter margin performance was:

	2000	1999	Change

Gross margin	52.2%	52.1%	+.1%

SGA% (a)	35.9%	37.2%	+1.3%

Operating margin	16.3%	14.9%	+1.4%

(a) Selling, general, and administrative expense as a percentage of net sales.

The gross margin was relatively flat, as higher costs of production for Worthington and other new products offset productivity gains. Management continues to expect a gross margin for the full year of approximately 53%. The decrease in SGA% versus the prior year was due to reduced advertising and overhead expenses. The reduced overhead expense resulted, in part, from prior-year streamlining initiatives. Management continues to expect an increase in advertising expense for the full year and an SGA% of approximately 37%. The operating profit margin for the quarter of 16.3% was the highest quarterly margin in two years.

First quarter operating profit on an operating segment basis was:

	North		Asia-	Latin	Corporate	Consoli-
(millions)	America	Europe	Pacific	America	and other	dated

2000 operating profit	$222.4	$52.9	$12.2	35.0	($37.3)	$285.2

1999 operating profit	$227.3	$25.6	$6.8	$29.0	($66.0)	$222.7

1999 restructuring charges

	4.7	15.7	6.0	1.7	8.7	36.8

1999 operating profit excluding

restructuring charges	$232.0	$41.3	$12.8	$30.7	($57.3)	$259.5

% change - 2000 vs. 1999:

Business	-4.4%	+34.3%	-5.6%	+15.8%	+32.2%	+10.2%

Foreign currency impact	+.3%	-6.3%	+1.1%	-1.9%	+2.7%	-.3%

Total change	-4.1%	+28.0%	-4.5%	+13.9%	+34.9%	+9.9%

The decrease in operating profit in North America primarily reflects the decline in cereal sales and higher costs of production for Worthington and other new products. Sales growth, reduced cost of goods sold, and SGA expense all contributed to the operating profit increase in Europe. In Asia-Pacific, higher cost of goods sold and SGA expense more than offset the sales increase, resulting in a net decline in operating profit. Operating profit growth in Latin America was driven by increased sales.

Gross interest expense, prior to amounts capitalized, was $34.4 million, up $3.0 million from the prior-year amount of $31.4 million, due primarily to a slight increase in short-term interest rates. Management expects full-year interest expense (net of capitalization) to be approximately $130 million.

The effective income tax rate for the first quarter of 2000 was 36.0%. Excluding the impact of charges, the effective income tax rate for the first quarter of 1999 was 36.6%. While lower than the first quarter 1999 rate, the first quarter 2000 rate is comparable to the full-year 1999 rate of 36.2% and in line with full-year 2000 expectations.

Restructuring charges

During the past several years, management has commenced major productivity and operational streamlining initiatives in an effort to optimize the Company’s cost structure. The incremental costs of these programs have been reported during these years as restructuring charges. Refer to pages 26-28 of the Company’s 1999 Annual Report for more information on these initiatives.

Operating profit for the quarter ended March 31, 1999, includes restructuring charges of $36.8 million ($25.6 million after tax or $.07 per share) for workforce reduction initiatives. The charges were comprised principally of employee retirement and separation benefit costs in all four of the Company’s operating segments and in corporate operations. These initiatives eliminated approximately 325 employee positions in Europe, Asia-Pacific, and Latin America and generated approximately $15 million of pre-tax savings during 1999. These initiatives are expected to generate a further $10 million in pretax savings in 2000 for a total ongoing annual benefit of $25 million.

Total cash outlays during the quarter for ongoing streamlining initiatives were approximately $24 million. Expected cash outlays are approximately $28 million for the remainder of 2000 and $8 million in 2001. Total incremental pre-tax savings expected from all previously implemented streamlining initiatives during 2000 is approximately $50 million.

The Company’s streamlining initiatives will continue in 2000. The Company expects to implement streamlining initiatives in its European supply chain as part of an ongoing efficiency program. As a result of this action, the Company expects to record pretax restructuring charges of approximately $25 million ($.04 per share) in the second quarter of 2000, consisting principally of employee retirement and separation benefits. Management expects to generate approximately $12 million in annual pre-tax savings from this initiative by 2001. Cash outlays and savings associated with this future initiative are not included in the total year amounts reported above.

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

Acquisitions

On January 20, 2000, the Company purchased certain assets and liabilities of the Mondo Baking Company Division of Southeastern Mills, Inc. for approximately $93 million in cash, including related acquisition costs. Mondo Baking Company, located in Rome, Georgia, has manufactured convenience foods for Kellogg since 1993. The acquisition was accounted for as a purchase and was financed through commercial paper borrowings. Assets acquired consist primarily of a manufacturing facility and assembled workforce.

Liquidity and capital resources

The Company’s financial condition remained strong during the first quarter of 2000. A strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company’s operational needs. The Company continues to maintain a Prime-1 rating on its commercial paper.

For the first quarter of 2000, net cash provided by operating activities was $198.4 million, up 33% from $149.7 million in 1999. The increase was due primarily to higher earnings (excluding 1999 charges) and favorable working capital movements. The favorable working capital movements were attributable principally to inventory, trade payables, and income tax payable balances. At March 31, 2000, the ratio of current assets to current liabilities was .8, down from 1.0 at December 31, 1999. This decrease was due primarily to a reclassification of $400 million in long-term debt to current maturities during the first quarter of 2000.

Net cash used in investing activities was $159.7 million, up from $48.8 million in 1999. The increase was due primarily to the acquisition of Mondo Baking Company, as discussed above. Management expects total spending for property additions during the year to be approximately $270 million.

Net cash used in financing activities was $35.8 million, related primarily to dividend payments of $99.2 million, partially offset by a net increase in total debt of $60.4 million. The Company’s first quarter per share dividend payment was $.245, a 4.3% increase over the prior-year payment of $.235.

For 2000, the Company’s Board of Directors has authorized management to repurchase up to $150.0 million in common shares. There were no repurchases during the first quarter of 2000.

Notes payable consist primarily of commercial paper borrowings in the United States and borrowings under a $200 million revolving credit agreement in Europe with several international banks.

At March 31, 2000, outstanding borrowings under the revolving credit agreement were $24.0 million with an effective interest rate of 6.4%. U.S. borrowings at March 31, 2000, were $504.9 million with an effective interest rate of 6.0%.

Long-term debt consists primarily of fixed rate issuances of U.S. and Euro Dollar Notes, including $900 million due in 2001, $500 million due in 2004, and $200 million due in 2005. The amount due in 2001 includes $400 million in Notes which provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company’s then-current credit spread. Associated with the debt due in 2001, the Company has entered into $600 million notional in fixed-to-floating interest rate swaps. These swaps are indexed to either three-month LIBOR or the Federal Reserve AA Composite Rate on 30-day commercial paper.

The percentage of total debt to market capitalization at March 31, 2000, was 21%, up from 17% at December 31, 1999, due primarily to a lower stock price since that time.

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

Despite marketplace challenges in both cereal and convenience foods, management believes the Company is improving performance quarter by quarter as it executes its growth strategies. As a result, management expects the Company to achieve net sales growth of 4-6%, operating profit growth of 8-10%, and its second consecutive year of low double-digit growth in earnings per share during 2000.

Forward-looking statements

From time to time, in written reports and oral statements, the Company makes “forward-looking statements” discussing, among other things, projections concerning volume, sales, operating profit growth, gross profit margin, SGA%, effective income tax rate, capital spending, and the impact of acquisitions and dispositions. Forward-looking statements include predictions of future results and may contain the words “expects”, “believes”, “will”, “will deliver”, “anticipates”, “projects”, or words or phrases of similar meaning. For example, forward-looking statements are found in several sections of Management’s Discussion and Analysis above. Actual results may differ materially due to the impact of competitive conditions, marketing spending, and/or incremental pricing actions on actual volumes and product mix; the success of new product introductions; the levels of spending on system initiatives, properties, business opportunities, continued streamlining initiatives, integration of acquired businesses, and other general and administrative costs; raw material price and labor cost fluctuations; foreign currency exchange rate fluctuations; changes in statutory tax law; interest rates available on short-term financing; and other items. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

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

KELLOGG COMPANY

/s/ T. J. Webb

T. J. Webb
Principal Financial Officer;
Executive Vice President — Chief Financial Officer

/s/ J. M. Boromisa

J. M. Boromisa
Principal Accounting Officer;
Vice President — Corporate Controller

Date: May 12, 2000

KELLOGG COMPANY

EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

27.01	Financial Data Schedule	E