Form 10-Q
period 2000-06-30
KELLOGG CO
filed 2000-08-11
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 1-4171

KELLOGG COMPANY

State of Incorporation—Delaware	IRS Employer Identification No.38-0710690

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

Yes  X     No

Common Stock outstanding July 31, 2000 - 405,638,938 shares

KELLOGG COMPANY

INDEX

PART I - Financial Information	Page

Item 1:

Consolidated Balance Sheet - June 30, 2000, and December 31, 1999	2

Consolidated Statement of Earnings - three and six months ended June 30, 2000 and 1999	3

Consolidated Statement of Cash Flows — six months ended June 30, 2000 and 1999	4

Notes to Consolidated Financial Statements	5-9

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-18

PART II — Other Information

Item 4:

Submission of Matters to a Vote of Security Holders	19-20

Item 6:

Exhibits and Reports on Form 8-K	20

Signatures	21

Exhibit Index	22

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	June 30,	December 31,
	2000	1999
	(unaudited)	*

Current assets

Cash and cash equivalents	$172.3	$150.6

Accounts receivable, net	785.1	678.5

Inventories:

Raw materials and supplies	145.0	141.2

Finished goods and materials in process	342.0	362.6

Other current assets	243.3	236.3

Total current assets	1,687.7	1,569.2

Property, net of accumulated depreciation of $2,561.9 and $2,515.8	2,593.7	2,640.9

Other assets	743.3	598.6

Total assets	$5,024.7	$4,808.7

Current liabilities

Current maturities of long-term debt	$404.5	$2.9

Notes payable	611.7	518.6

Accounts payable	410.3	305.3

Income taxes	76.6	83.5

Other current liabilities	659.5	677.5

Total current liabilities	2,162.6	1,587.8

Long-term debt	1,212.2	1,612.8

Nonpension postretirement benefits	415.8	424.9

Deferred income taxes and other liabilities	369.2	370.0

Shareholders’ equity

Common stock, $.25 par value	103.8	103.8

Capital in excess of par value	101.9	104.5

Retained earnings	1,431.0	1,317.2

Treasury stock, at cost	(374.1)	(380.9)

Accumulated other comprehensive income	(397.7)	(331.4)

Total shareholders’ equity	864.9	813.2

Total liabilities and shareholders’ equity	$5,024.7	$4,808.7

*Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries
CONSOLIDATED EARNINGS
(millions, except per share data)

	Three months ended			Six months ended
	June 30,			June 30,
(Results are unaudited)	2000	1999	Change	2000	1999	Change

Ready-to-eat cereal net sales	$1,347.1	$1,362.4		$2,651.7	$2,692.7

Convenience foods net sales	454.0	422.0		901.3	837.0

Consolidated	1,801.1	1,784.4	0.9%	3,553.0	3,529.7	0.7%

Cost of goods sold	849.5	838.3		1,686.4	1,674.7

Selling and administrative expense	671.7	674.8		1,301.5	1,324.2

Restructuring charges	21.3	—		21.3	36.8

Operating profit	258.6	271.3	-4.7%	543.8	494.0	10.1%

Interest expense	34.2	29.0		66.0	58.0

Other income (expense), net	8.4	(3.5)		7.6	(6.2)

Earnings before income taxes	232.8	238.8	-2.5%	485.4	429.8	12.9%

Income taxes	81.9	84.6		172.8	156.8

Net earnings	$150.9	$154.2	-2.1%	$312.6	$273.0	14.5%

Net earnings per share (basic and diluted)	$.37	$.38	-2.6%	$.77	$.67	14.9%

Dividends per share	$.245	$.235	4.3%	$.490	$.470	4.3%

Average shares outstanding	405.6	405.2		405.5	405.1

Actual shares outstanding at period end				405.6	405.2

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Six months ended
	June 30,
(Results are unaudited)	2000	1999

Operating activities

Net earnings	$312.6	$273.0

Items in net earnings not requiring cash:

Depreciation and amortization	143.2	140.6

Deferred income taxes	9.0	10.7

Restructuring charges, net of cash paid	19.3	25.8

Other	14.3	16.9

Postretirement benefit plan contributions	(51.9)	(40.6)

Changes in operating assets and liabilities	(54.6)	(126.8)

Net cash provided by operating activities	391.9	299.6

Investing activities

Additions to properties	(127.4)	(115.3)

Acquisitions of businesses	(124.7)	—

Other	(3.4)	8.4

Net cash used in investing activities	(255.5)	(106.9)

Financing activities

Net issuances of notes payable	85.9	8.4

Issuances of long-term debt	1.6	—

Reductions of long-term debt	—	(2.3)

Net issuances of common stock	4.2	4.4

Cash dividends	(198.8)	(190.8)

Net cash used in financing activities	(107.1)	(180.3)

Effect of exchange rate changes on cash	(7.6)	(8.6)

Increase in cash and cash equivalents	21.7	3.8

Cash and cash equivalents at beginning of period	150.6	136.4

Cash and cash equivalents at end of period	$172.3	$140.2

Refer to Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
for the three and six months ended June 30, 2000 (unaudited)

1. Accounting policies
The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained on pages 22 to 34 of the Company’s 1999 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company’s 1999 Annual Report. Certain amounts for 1999 have been reclassified to conform to current period classifications.

The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for other interim periods or the full year.

On May 18, 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached consensus on Issue No. 00-14 “Accounting for Certain Sales Incentives.” This Issue addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this Issue, costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of revenue. For non-cash sales incentives, such as package inserts, costs are to be classified within cost of sales. This Issue is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The effect of adoption resulting from changes in recognition and measurement is reported either prospectively or as a cumulative effect of a change in accounting principle. The effect of adoption resulting from changes in classification is reflected retroactively via restatement of comparative financial statements. EITF No. 00-14 is expected to impact how the Company classifies costs related to consumer coupons, package inserts and other non-cash promotional offers, and certain marketing programs conducted with the retail trade. Management is currently assessing the impact of this guidance and believes adoption could result in a material reduction in net sales, with a corresponding reduction in selling, general, and administrative expense. Net earnings would not be affected.

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

			Average	Net
		Net	shares	earnings
		earnings	outstanding	per share

Quarter

2000

	Basic	$150.9	405.6	$.37

	Dilutive employee stock options	—	.5	—

	Diluted	$150.9	406.1	$.37

1999

	Basic	$154.2	405.2	$.38

	Dilutive employee stock options	—	.4	—

	Diluted	$154.2	405.6	$.38

Year-to-date

2000

	Basic	$312.6	405.5	$.77

	Dilutive employee stock options	—	.2	—

	Diluted	$312.6	405.7	$.77

1999

	Basic	$273.0	405.1	$.67

	Dilutive employee stock options	—	.5	—

	Diluted	$273.0	405.6	$.67

3. Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the Company, comprehensive income for the periods presented consists solely of net earnings and foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation” as follows (in millions):

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999

Net earnings	$150.9	$154.2	$312.6	$273.0

Other comprehensive income (loss):

Foreign currency translation adjustment	(43.3)	(4.2)	(66.3)	(36.4)

Related tax effect	—	—	—	—

	(43.3)	(4.2)	(66.3)	(36.4)

Total comprehensive income	$107.6	$150.0	$246.3	$236.6

4. Debt
Notes payable at June 30, 2000, consist primarily of commercial paper borrowings in the United States in the amount of $560.4 million with an effective interest rate of 6.6%. Long-term debt consists primarily of fixed rate issuances of U.S. and Euro Dollar Notes, including $900 million due in 2001, $500 million due in 2004, and $200 million due in 2005. The amount due in 2001 includes $400 million in Notes which provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company’s then-current credit spread. Based on current interest rate levels, management does not believe the Notes will be extended and is currently examining refinancing strategies.

Associated with the debt due in 2001, the Company has entered into $600 million notional in fixed-to-floating interest rate swaps, which will expire in conjunction with the debt issues. These swaps are indexed to either three-month LIBOR or the Federal Reserve AA Composite Rate on 30-day commercial paper.

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

Operating profit for the quarter ended June 30, 2000, includes restructuring charges of $21.3 million ($14.7 million after tax or $.04 per share) for a supply chain efficiency initiative in Europe. The charges were comprised principally of voluntary employee retirement and separation benefits. This program is expected to result in hourly and salaried headcount reductions of 190 by the end of 2000 and to generate approximately $13 million in annual pre-tax savings beginning in 2001.

Operating profit for the year-to-date period ended June 30, 1999, includes restructuring charges of $36.8 million ($25.6 million after tax or $.07 per share) for workforce reduction initiatives. The charges were comprised principally of employee retirement and separation benefits in all four of the Company’s operating segments and in corporate operations. These initiatives eliminated approximately 325 employee positions in Europe, Asia-Pacific, and Latin America and generated approximately $15 million of pre-tax savings during 1999. These initiatives are expected to generate a further $10 million in pre-tax savings in 2000 for a total ongoing annual benefit of $25 million.

Total cash outlays during the June year-to-date period for ongoing streamlining initiatives were approximately $34 million. Expected cash outlays are approximately $36 million for the remainder of 2000 and $6 million in 2001. Total incremental pre-tax savings expected from streamlining initiatives is approximately $50 million in 2000 and $25 million in 2001.

The components of restructuring charges, as well as reserve balance changes, during the six months ended June 30, 2000, are (in millions):

	Employee
	retirement &
	severance	Asset	Asset	Other
	benefits (a)	write-offs	removal	costs	Total

Remaining reserve at December 31, 1999	$31.4	$—	$28.5	$—	$59.9

2000 restructuring charges	19.5			1.8	21.3

Amounts utilized during 2000	(28.9)	—	(8.6)	(1.8)	(39.3)

Remaining reserve at June 30, 2000	$22.0	$—	$19.9	$—	$41.9

(a) Includes approximately $5 of pension curtailment losses and special termination benefits.

6. Acquisitions and investments
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

During June 2000, the Company acquired the outstanding stock of Kashi Company for approximately $33 million in cash. Kashi is a leading natural cereal company located in La Jolla, California. Also during June, the Company committed to invest $7 million of cash in Transora, a new global business-to-business e-marketplace for the consumer products industry. To date, the Company has actually paid $1.4 million under this commitment. The investment in Transora will be accounted for under the cost method. In July 2000, the Company acquired certain assets and liabilities of a convenience foods operation located in its Asia-Pacific region for approximately $12 million in cash.

7. Operating Segments
Kellogg Company is the world’s leading producer of ready-to-eat cereal and a leading producer of convenience foods, including toaster pastries, cereal bars, frozen waffles, wholesome snacks, and meat alternatives. Principal markets for these products include the United States and United Kingdom. Through June 2000, operations were managed via four major geographic areas-North America, Europe, Asia-Pacific, and Latin America - which are the basis of the Company’s reportable operating segment information disclosed below. Beginning in July 2000, the Company changed its organizational structure, such that the Canadian business unit is included in the European Area and U.S. operations are managed separately. Thus, beginning with results for the three and nine months ending September 30, 2000 (including comparable prior-year periods), the Company’s reportable operating segments will consist of the United States, Europe/Canada, Asia-Pacific, and Latin America.

The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statement of Earnings. Intercompany transactions between reportable operating segments were insignificant in the periods presented. Operating segment data is presented below (in millions):

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999

Net sales

North America	$1,149.3	$1,106.7	$2,261.9	$2,235.1

Europe	373.3	411.7	756.6	800.5

Asia-Pacific	113.0	115.1	220.3	212.7

Latin America	160.1	151.3	307.2	279.7

Corporate and other	5.4	(0.4)	7.0	1.7

Consolidated	$1,801.1	$1,784.4	$3,553.0	$3,529.7

Operating profit excluding restructuring charges
North America	$209.5	$217.1	$431.9	$449.1

Europe	67.6	58.5	120.5	99.8

Asia-Pacific	6.4	12.6	18.6	25.4

Latin America	41.0	36.2	76.0	66.9

Corporate and other	(44.6)	(53.1)	(81.9)	(110.4)

Consolidated	279.9	271.3	565.1	530.8

Restructuring charges	(21.3)	—	(21.3)	(36.8)

Operating profit as reported	$258.6	$271.3	$543.8	$494.0

KELLOGG COMPANY

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Kellogg Company is the world’s leading producer of ready-to-eat cereal and a leading producer of convenience foods, including toaster pastries, cereal bars, frozen waffles, wholesome snacks, and meat alternatives. Principal markets for these products include the United States and United Kingdom. During the periods presented, operations were managed via four major geographic areas - North America, Europe, Asia-Pacific, and Latin America - which are the basis of the Company’s reportable operating segment information.

In the second quarter of 2000, Kellogg Company recorded its fifth consecutive quarterly year-over-year increases in operating profit, net earnings, and earnings per share, excluding charges. These results were driven by cereal volume growth in the U.S. and Mexico, and strong operating profit delivery in Europe.

For the quarter ended June 30, 2000, Kellogg Company reported net earnings and earnings per share of $150.9 million and $.37, respectively, compared to 1999 net earnings of $154.2 million and earnings per share of $.38. June 2000 year-to-date net earnings and earnings per share were $312.6 million and $.77, respectively, versus prior-year amounts of $273.0 million and $.67. (All earnings per share presented represent both basic and diluted earnings per share.)

During the second quarter of 2000, the Company reported restructuring charges of $21.3 million ($14.7 million after tax or $.04 per share) for a supply chain efficiency initiative in Europe. During the first quarter of 1999, the Company reported restructuring charges of $36.8 million ($25.6 million after tax or $.07 per share) for workforce reduction initiatives around the world. These charges have been excluded from all applicable amounts presented below for purposes of comparison between years. Refer to the separate section below for more information on restructuring charges.

Excluding charges, net earnings (in millions) and earnings per share were:

Results excluding charges	2000	1999	Change

Second quarter:

Net earnings	$165.6	$154.2	+7.4%

Net earnings per share	$.41	$.38	+7.9%

June year-to-date:

Net earnings	$327.3	$298.6	+9.6%

Net earnings per share	$.81	$.74	+9.5%

The year-to-date increase in earnings per share of 9.5% or $.07 consisted of $.06 in business growth and $.01 in favorable tax-rate movements. Foreign currency impacts were insignificant.

The Company realized the following volume results during the three and six months ended June 30, 2000:

	Quarter	Year-to-date
	change	change

Global cereal	+1.0%	+.6%

Global convenience foods	-5.4%	-6.2%

Consolidated	-.6%	-1.1%

North America	-.5%	-3.5%

Europe	-3.0%	+1.2%

Asia-Pacific	+3.6%	+3.9%

Latin America	+3.4%	+5.4%

Consolidated	-.6%	-1.1%

During the fourth quarter of 1999, the Company divested the Lender’s Bagels business and acquired the Worthington Foods Company. While the net impact of these events on net sales and net earnings was insignificant during the first half of 2000, volume results were negatively affected, due to the difference in density of Worthington’s products versus Lender’s products. Excluding volume from the Worthington and Lender’s businesses, the Company’s volume results would have been:

	Quarter	Year-to-date
	change	change

Global convenience foods	+6.2%	+7.0%

Consolidated	+2.2%	+2.0%

North America	+4.6%	+1.8%

Adjusted for Worthington and Lender’s volume, the North American area exhibited solid volume growth during the quarter, with both the cereal and convenience foods businesses contributing to the volume increase. U.S. retail cereal volume increased 4.7%. U.S. convenience foods volume growth remained at a mid single-digit rate, consistent with the past two quarters.

The volume shortfall in Europe during the quarter was attributable to decreased cereal sales, partially offset by a solid gain in convenience foods volume. Following strong shipments in the first quarter (which had been aided by extra billing days in the period), European cereal volume declined in the second quarter as the Company reduced trade spending in the United Kingdom and harmonized prices across Europe. A price increase was implemented in Spain in April, resulting in a volume decline in this market during the quarter. However, management believes that this price increase has been implemented without major impact to the Company’s trade relationships in Spain, and that volume growth will resume in the second half of the year.

Volume growth in Asia-Pacific was attributable primarily to the convenience foods business, as cereal volume softness persisted in the established markets of Australia and Japan. Management believes that cereal volume in Australia was impacted by heavy competitive activity during the quarter.

Latin America continued to achieve solid growth in both cereal and convenience foods, particularly in the Mexican market, where all-time monthly cereal volume records were achieved in both May and June.

Net sales by major product group were (in millions):

				Comparable
			Total	business
Quarter	2000	1999	change	change(a)

Global cereal	$1,347.1	$1,362.4	-1.1%	+2.0%

Global convenience foods	454.0	422.0	+7.6%	+7.0%

Consolidated	$1,801.1	$1,784.4	+.9%	+3.1%

				Comparable
			Total	business
Year-to-date	2000	1999	change	change(a)

Global cereal	$2,651.7	$2,692.7	-1.5%	+.9%

Global convenience foods	$901.3	837.0	+7.7%	+8.3%

Consolidated	$3,553.0	$3,529.7	+.7%	+2.5%

(a)  Excluding foreign exchange, acquisitions, and dispositions.

On an operating segment basis, net sales versus the prior year were:

	North		Asia-	Latin
Quarter	America	Europe	Pacific	America	Consolidated

Volume	+4.6%	-3.0%	+3.6%	+3.4%	+2.2%

Pricing/Mix	-.9%	+2.0%	-1.9%	+6.4%	+.9%

Acquisitions & dispositions	+.2%				+.2%

Foreign currency impact	-.1%	-8.3%	-3.5%	-4.0%	-2.4%

Total change	+3.8%	-9.3%	-1.8%	+5.8%	+.9%

	North		Asia-	Latin
Year-to-date	America	Europe	Pacific	America	Consolidated

Volume	+1.8%	+1.2%	+3.9%	+5.4%	+2.0%

Pricing/Mix	-.6%	+1.1%	+.8%	+7.0%	+.5%

Acquisitions & dispositions	-.1%				—

Foreign currency impact	+.1%	-7.8%	-1.1%	-2.5%	-1.8%

Total change	+1.2%	-5.5%	+3.6%	+9.9%	+.7%

Operating profit on an operating segment basis was:

	North		Asia-	Latin	Corporate	Consoli-
Quarter (millions)	America	Europe	Pacific	America	and other	dated

2000 operating profit	$209.5	$46.3	$6.4	$41.0	($44.6)	$258.6

2000 restructuring charges (c)		21.3				21.3

2000 operating profit excluding restructuring charges	$209.5	$67.6	$6.4	$41.0	($44.6)	$279.9

1999 operating profit	$217.1	$58.5	$12.6	$36.2	($53.1)	$271.3

% change — 2000 vs. 1999:

Comparable business	-.8%	+23.8%	-47.0%	+17.4%	+7.5%	+6.2%

Acquisitions & dispositions	-2.6%					-2.2%

Foreign currency impact	-.1%	-8.1%	-1.9%	-4.2%	+8.6%	-.8%

Total change	-3.5%	+15.7%	-48.9%	+13.2%	+16.1%	+3.2%

	North		Asia-	Latin	Corporate	Consoli-
Year-to-date (millions)	America	Europe	Pacific	America	and other	dated

2000 operating profit	$431.9	$99.2	$18.6	$76.0	($81.9)	$543.8

2000 restructuring charges (c)		21.3				21.3

2000 operating profit excluding restructuring charges	$431.9	$120.5	$18.6	$76.0	($81.9)	$565.1

1999 operating profit	$444.4	$84.1	$19.4	$65.2	($119.1)	$494.0

1999 restructuring charges (c)	4.7	15.7	6.0	1.7	8.7	36.8

1999 operating profit excluding restructuring charges	$449.1	$99.8	$25.4	$66.9	($110.4)	$530.8

% change — 2000 vs. 1999:

Comparable business	-2.5%	+28.1%	-26.2%	+16.7%	+20.3%	+8.4%

Acquisitions & dispositions	-1.4%					-1.4%

Foreign currency impact	+.1%	-7.3%	-.4%	-3.2%	+5.6%	-.5%

Total change	-3.8%	+20.8%	-26.6%	+13.5%	+25.9%	+6.5%

(c) Refer to section below on restructuring charges.

For the quarter, comparable business sales growth in North America was 3.7% (favorable volume of 4.6% less unfavorable pricing/mix impact of .9%) versus a comparable business operating profit decline of .8%. The operating profit decline was attributable primarily to increased production and distribution costs and promotional expenditures for products in the convenience foods business. In Europe, operating efficiencies and a timing-related decline in marketing expense resulted in comparable business growth in operating profit of 23.8%, mitigating a sales decline of 1.0% (unfavorable volume of 3.0% offset by favorable pricing/mix of 2.0%). Despite comparable business sales growth of 1.7% (favorable volume of 3.6% less unfavorable pricing/mix impact of 1.9%), Asia-Pacific comparable business operating profit declined 47.0%, due primarily to planned investment in new-business development. In Latin America, comparable business sales growth of 9.8% (favorable volume of 3.4% plus favorable pricing/mix of 6.4%), combined with operating efficiencies, resulted in comparable business operating profit growth of 17.4%.

Consolidated margin performance for the second quarter and June year-to-date period was:

	Quarter			Year-to-date

	2000	1999	Change	2000	1999	Change

Gross margin	52.8%	53.0%	-.2%	52.5%	52.6%	-.1%

SGA% (b)	-37.3%	-37.8%	+.5%	-36.6%	-37.6%	+1.0%

Operating margin	15.5%	15.2%	+.3%	15.9%	15.0%	+.9%

(b) Selling, general, and administrative expense as a percentage of net sales.

The gross margin was relatively flat versus the prior year, as higher costs of production for Worthington and other new products offset productivity gains. The decrease in SGA% versus the prior year was due to reduced advertising and overhead expenses, partially offset by increased promotional and research and development expense. The reduced overhead expense resulted, in part, from prior-year streamlining initiatives and reduced consulting fees related to cost-saving programs. Management currently believes year-to-date margin results are reflective of full-year expectations. Full-year advertising expense is expected to be comparable to the prior year.

Gross interest expense, prior to amounts capitalized, was up slightly versus the prior-year quarter and year-to-date periods, due primarily to an increase in short-term interest rates. Management expects full-year interest expense (net of capitalization) to be approximately $130 million.

	Quarter			Year-to-date

(millions)	2000	1999	Change	2000	1999	Change

Gross interest expense	$35.6	$31.0	+$4.6	$70.0	$62.4	+$7.6

Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, and charitable donations. For the quarter, other income (expense), net was favorable by $11.9 million versus the prior year. Transactional foreign exchange gains contributed significantly to this favorable variance.

The effective income tax rate was down slightly from the prior year, due primarily to the impact of country mix and lower statutory rates in the United Kingdom and Australia. Management has recently reduced the full-year outlook for the effective income tax rate from approximately 36% to a range of 35%-36% due to the expected impacts of country mix and anticipated final enactment of a rate reduction in Germany during the second half of the year.

	Quarter			Year-to-date

Effective Income Tax Rate:	2000	1999	Change	2000	1999	Change

Excluding charges (c)	34.8%	35.4%	-.6%	35.4%	36.0%	-.6%

As reported	35.2%	35.4%	-.2%	35.6%	36.5%	-.9%

(c) Refer to section below on restructuring charges.

Restructuring charges

During the past several years, management has commenced major productivity and operational streamlining initiatives in an effort to optimize the Company’s cost structure. The incremental costs of these programs have been reported during these years as restructuring charges. Refer to pages 26-28 of the Company’s 1999 Annual Report for more information on these initiatives.

Operating profit for the quarter ended June 30, 2000, includes restructuring charges of $21.3 million ($14.7 million after tax or $.04 per share) for a supply chain efficiency initiative in Europe. The charges were comprised principally of voluntary employee retirement and separation benefits. This program is expected to result in hourly and salary headcount reductions of 190 by the end of 2000 and to generate approximately $13 million in annual pre-tax savings beginning in 2001.

Operating profit for the year-to-date period ended June 30, 1999, includes restructuring charges of $36.8 million ($25.6 million after tax or $.07 per share) for workforce reduction initiatives. The charges were comprised principally of employee retirement and separation benefits in all four of the Company’s operating segments and in corporate operations. These initiatives eliminated approximately 325 employee positions in Europe, Asia-Pacific, and Latin America and generated approximately $15 million of pre-tax savings during 1999. These initiatives are expected to generate a further $10 million in pre-tax savings in 2000 for a total ongoing annual benefit of $25 million.

Total cash outlays during the June year-to-date period for ongoing streamlining initiatives were approximately $34 million. Expected cash outlays are approximately $36 million for the remainder of 2000 and $6 million in 2001. Total incremental pre-tax savings expected from streamlining initiatives is approximately $50 million in 2000 and $25 million in 2001.

Acquisitions and investments

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

During June 2000, the Company acquired the outstanding stock of Kashi Company for approximately $33 million in cash. Kashi is a leading natural cereal company located in La Jolla, California. Also during June, the Company committed to invest $7 million of cash in Transora, a new global business-to-business e-marketplace for the consumer products industry. To date, the Company has actually paid $1.4 million under this commitment. The investment in Transora will be accounted for under the cost method. In July 2000, the Company acquired certain assets and liabilities of a convenience foods operation located in its Asia-Pacific region for approximately $12 million in cash.

Liquidity and capital resources

The Company’s financial condition remained strong during the first half of 2000. A strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company’s operational needs. The Company continues to maintain a Prime-1 rating on its commercial paper.

For the six months ended June 30, 2000, net cash provided by operating activities was $391.9 million, up 30.8% from $299.6 million in 1999. The increase was due primarily to higher earnings (excluding charges) and favorable working capital movements. The favorable working capital movements were attributable principally to inventory and trade payables. At June 30, 2000, the ratio of current assets to current liabilities was .8, down from 1.0 at December 31, 1999. This decrease was due primarily to a reclassification of $400 million in long-term debt to current maturities during the first quarter of 2000.

Net cash used in investing activities was $255.5 million, up from $106.9 million in 1999. The increase was due primarily to the acquisition of the Mondo Baking and Kashi companies, as discussed above. Management expects total spending for property additions during the year to be approximately $270 million.

Net cash used in financing activities was $107.1 million, related primarily to dividend payments of $198.8 million, partially offset by a net increase in total debt of $87.5 million. The Company’s year-to-date per share dividend payment was $.49, a 4.3% increase over the prior-year payment of $.47.

For 2000, the Company’s Board of Directors has authorized management to repurchase up to $150.0 million in common shares. There were no repurchases during the first half of 2000.

During the second quarter, the Company’s shareholders approved a resolution by the Board of Directors to increase the Company’s authorized number of shares from 500 million to one billion. This increase is to provide sufficient shares for such corporate purposes as may be determined by the Board, including acquiring other businesses, entering into collaborative arrangements with other companies, stock splits or dividends, stock-based compensation, and future financings. Other than for the possibility of issuing new shares pursuant to the Company’s option plans, the Company at present has no commitments, agreements, or undertakings to issue any such additional shares.

Notes payable at June 30, 2000, consist primarily of commercial paper borrowings in the United States in the amount of $560.4 million with an effective interest rate of 6.6%. Long-term debt consists primarily of fixed rate issuances of U.S. and Euro Dollar Notes, including $900 million due in 2001, $500 million due in 2004, and $200 million due in 2005. The amount due in 2001 includes $400 million in Notes which provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company’s then-current credit spread. Based on current interest rate levels, management does not believe the Notes will be extended and is currently examining refinancing strategies.

Associated with the debt due in 2001, the Company has entered into $600 million notional in fixed-to-floating interest rate swaps, which will expire in conjunction with the debt issues. These swaps are indexed to either three-month LIBOR or the Federal Reserve AA Composite Rate on 30-day commercial paper.

The percentage of total debt to market capitalization at June 30, 2000, was 19%, up from 17% at December 31, 1999, due primarily to a lower stock price since year-end 1999.

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

Despite marketplace challenges in both cereal and convenience foods, management believes the Company is improving performance quarter by quarter as it executes its growth strategies. Management has recently reduced forecasted 2000 net sales growth from 4-6% to 2-4%, based on year-to-date volume and foreign currency movements during the year. Management expects the Company to achieve operating profit growth and growth in earnings per share of 8-10% in 2000.

Upcoming accounting and disclosure changes
On May 18, 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached consensus on Issue No. 00-14 “Accounting for Certain Sales Incentives.” This Issue addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this Issue, costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of revenue. For non-cash sales incentives, such as package inserts, costs are to be classified within cost of sales. This Issue is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The effect of adoption resulting from changes in recognition and measurement is reported either prospectively or as a cumulative effect of a change in accounting principle. The effect of adoption resulting from changes in classification is reflected retroactively via restatement of comparative financial statements. EITF No. 00-14 is expected to impact how the Company classifies costs related to consumer coupons, package inserts and other non-cash promotional offers, and certain marketing programs conducted with the retail trade. Management is currently assessing the impact of this guidance and believes adoption could result in a material reduction in net sales, with a corresponding reduction in selling, general, and administrative expense. Net earnings would not be affected.

Through June 2000, operations were managed via four major geographic areas - North America, Europe, Asia-Pacific, and Latin America - which are the basis of the Company’s reportable operating segment information disclosed below. Beginning in July 2000, the

Company changed its organizational structure, such that the Canadian business unit is included in the European Area and U.S. operations are managed separately. Thus, beginning with results for the three and nine months ending September 30, 2000 (including comparable prior-year periods), the Company’s reportable operating segments will consist of the United States, Europe/Canada, Asia-Pacific, and Latin America.

Forward-looking statements
From time to time, in written reports and oral statements, the Company makes “forward-looking statements” discussing, among other things, projections concerning volume, sales, operating profit growth, gross profit margin, SGA%, effective income tax rate, capital spending, the impact of acquisitions and dispositions, and savings, headcount reductions, and future cash outlays related to streamlining initiatives. Forward-looking statements include predictions of future results and may contain the words “expects,” “believes,” “will,” “will deliver,” “anticipates,” “projects,” or words or phrases of similar meaning. For example, forward-looking statements are found in several sections of Management’s Discussion and Analysis above. Actual results may differ materially due to the impact of competitive conditions, marketing spending, and/or incremental pricing actions on actual volumes and product mix; the success of new product introductions; the levels of spending on system initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; raw material price and labor cost fluctuations; expenditures necessary to carry out streamlining initiatives and savings derived therefrom; foreign currency exchange rate fluctuations; changes in statutory tax law; interest rates available on short-term financing; and other items. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of Stockholders was held on April 28, 2000.

Represented at the Meeting, either in person or by proxy, were 375,142,531 voting shares, of a total 405,459,024 voting shares outstanding. The matters voted upon at the Meeting are described in (c) below.

(c)(i)	To elect three (3) directors to serve for three-year (3) terms expiring at the 2003 Annual Meeting of Stockholders or until their respective successors are elected and qualified, namely:

Carleton S. Fiorina

Votes for Election -	344,843,439

Votes Withheld -	30,299,092

J. Richard Munro

Votes for Election -	372,267,033

Votes Withheld -	2,875,498

William D. Perez

Votes for Election -	371,069,760

Votes Withheld -	4,072,771

There were no votes against, abstentions, or broker non-votes with respect to the election of any nominee named above.

(c)(ii)	To approve adoption of the Kellogg Company 2000 Non-Employee Director Stock Plan.

Votes for Approval -	353,260,562

Votes Against -	19,950,752

Abstentions -	1,931,217

There were no broker non-votes with respect to the matter described above.

(c)(iii)	To approve adoption of the Kellogg Company 2001 Long-Term Incentive Plan.

Votes for Approval -	319,666,709

Votes Against -	53,595,223

Abstentions -	1,880,599

There were no broker non-votes with respect to the matter described above.

(c)(iv)	To approve an increase in the number of authorized shares of common stock.

Votes for Approval -	362,223,155

Votes Against -	11,401,431

Abstentions -	1,517,945

There were no broker non-votes with respect to the matter described above.

(c)(v)	To approve a Share Owner proposal for Kellogg to remove genetically engineered crops, organisms, or products thereof from all products sold or manufactured by the company.

Votes for Approval -	8,384,482

Votes Against -	332,815,533

Abstentions -	10,766,353

There were no broker non-votes with respect to the matter described above.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.01 – Agreement between the Company and Carlos M. Gutierrez

10.02 – Agreement between the Company and Alan F. Harris

10.03 – Agreement between the Company and Jacobus K. Groot

10.04 – Agreement between the Company and Michael J. Teale

10.05 – Agreement between the Company and other Executives

10.06 – Agreement between the Company and John D. Cook

27.01 – Financial Data Schedule

(b)	Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter for which this report is filed.

KELLOGG COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ T. J. Webb _______________________________

T. J. Webb Principal Financial Officer; Executive Vice President – Chief Financial Officer

/s/ J. M. Boromisa _______________________________

J. M. Boromisa Principal Accounting Officer; Vice President – Corporate Controller

Date: August 11, 2000

KELLOGG COMPANY

EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

10.01	Agreement between the Company and Carlos M. Gutierrez	E

10.02	Agreement between the Company and Alan F. Harris	E

10.03	Agreement between the Company and Jacobus K. Groot	E

10.04	Agreement between the Company and Michael J. Teale	E

10.05	Agreement between the Company and other Executives	E

10.06	Agreement between the Company and John D. Cook	E

27.01	Financial Data Schedule	E