Form 10-Q
period 2000-09-30
KELLOGG CO
filed 2000-11-14
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

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

Yes      No

Common Stock outstanding October 31, 2000 — 405,638,988 shares

KELLOGG COMPANY

INDEX

PART I — Financial Information	Page

Item 1:

Consolidated Balance Sheet — September 30, 2000, and December 31, 1999	2

Consolidated Statement of Earnings — three and nine months ended September 30, 2000 and 1999	3

Consolidated Statement of Cash Flows — nine months ended September 30, 2000 and 1999	4

Notes to Consolidated Financial Statements	5-12

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-24

PART II — Other Information

Item 4:

Submission of Matters to a Vote of Security Holders	25

Item 6:

Exhibits and Reports on Form 8-K	25

Signatures	26

Exhibit Index	27

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	September 30,	December 31,
	2000	1999
	(unaudited)	*

Current assets

Cash and cash equivalents	$216.3	$150.6

Accounts receivable, net	822.3	678.5

Inventories:

Raw materials and supplies	146.5	141.2

Finished goods and materials in process	320.6	362.6

Other current assets	212.6	236.3

Total current assets	1,718.3	1,569.2

Property, net of accumulated depreciation of $2,583.8 and $2,515.8	2,535.6	2,640.9

Other assets	745.5	598.6

Total assets	$4,999.4	$4,808.7

Current liabilities

Current maturities of long-term debt	$904.8	$2.9

Notes payable	579.9	518.6

Accounts payable	394.3	305.3

Income taxes	117.5	83.5

Other current liabilities	599.6	677.5

Total current liabilities	2,596.1	1,587.8

Long-term debt	709.1	1,612.8

Nonpension postretirement benefits	413.1	424.9

Deferred income taxes and other liabilities	372.5	370.0

Shareholders’ equity

Common stock, $.25 par value	103.8	103.8

Capital in excess of par value	102.0	104.5

Retained earnings	1,510.6	1,317.2

Treasury stock, at cost	(374.0)	(380.9)

Accumulated other comprehensive income	(433.8)	(331.4)

Total shareholders’ equity	908.6	813.2

Total liabilities and shareholders’ equity	$4,999.4	$4,808.7

*Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries

CONSOLIDATED EARNINGS

(millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
(Results are unaudited)	2000	1999	2000	1999

Ready-to-eat cereal net sales	$1,364.7	$1,393.1	$4,016.4	$4,085.8

Convenience foods net sales	481.0	475.3	1,382.3	1,312.3

Consolidated	1,845.7	1,868.4	5,398.7	5,398.1

Cost of goods sold	875.7	883.7	2,562.1	2,558.4

Selling and administrative expense	661.9	687.8	1,963.4	2,012.0

Restructuring charges	—	149.0	21.3	185.8

Operating profit	308.1	147.9	851.9	641.9

Interest expense	36.4	29.5	102.4	87.5

Disposition-related charges	—	(168.5)	—	(168.5)

Other income (expense), net	0.2	2.2	7.8	(4.0)

Earnings before income taxes	271.9	(47.9)	757.3	381.9

Income taxes	90.0	(12.3)	262.8	144.5

Net earnings	$181.9	($35.6)	$494.5	$237.4

Net earnings per share (basic and diluted)	$.45	($0.08)	$1.22	$.59

Dividends per share	$.253	$.245	$.743	$.715

Average shares outstanding	405.6	405.2	405.6	405.1

Actual shares outstanding at period end			405.6	405.3

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Nine months ended
	September 30,
(Results are unaudited)	2000	1999

Operating activities

Net earnings	$494.5	$237.4

Items in net earnings not requiring cash:

Depreciation and amortization	217.3	215.2

Deferred income taxes	34.1	(27.1)

Restructuring charges, net of cash paid	17.8	173.1

Disposition-related charges	—	168.5

Other	16.8	40.4

Postretirement benefit plan contributions	(61.9)	(64.1)

Changes in operating assets and liabilities	(88.5)	(194.0)

Net cash provided by operating activities	630.1	549.4

Investing activities

Additions to properties	(172.5)	(177.7)

Acquisitions of businesses	(135.3)	—

Dispositions of businesses	—	16.0

Other	(4.7)	22.2

Net cash used in investing activities	(312.5)	(139.5)

Financing activities

Net issuances (reductions) of notes payable	55.1	(101.0)

Reductions of long-term debt	(1.1)	(2.9)

Net issuances of common stock	4.5	7.8

Cash dividends	(301.2)	(290.3)

Net cash used in financing activities	(242.7)	(386.4)

Effect of exchange rate changes on cash	(9.2)	(9.1)

Increase in cash and cash equivalents	65.7	14.4

Cash and cash equivalents at beginning of period	150.6	136.4

Cash and cash equivalents at end of period	$216.3	$150.8

Refer to Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

for the three and nine months ended September 30, 2000 (unaudited)

1. Accounting policies
The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained on pages 22 to 34 of the Company’s 1999 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company’s 1999 Annual Report. Certain amounts for 1999 have been reclassified to conform to current-period classifications.

The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for other interim periods or the full year.

On May 18, 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached consensus on Issue No. 00-14 “Accounting for Certain Sales Incentives.” This Issue addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this Issue, costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of revenue. For non-cash sales incentives, such as package inserts, costs are to be classified within cost of sales. This Issue is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The effect of adoption resulting from changes in recognition and measurement is reported either prospectively or as a cumulative effect of a change in accounting principle. The effect of adoption resulting from changes in classification is reflected retroactively via restatement of comparative financial statements. As a result of adopting EITF No. 00-14 in the quarter ended December 31, 2000, the Company will report the cost of consumer coupons as a reduction of net sales and the cost of package inserts and similar items within cost of goods sold. The Company has historically reported these costs as promotional expenditures within selling and administrative expense. As a result, full-year 2000 net sales are expected to decrease by approximately $100 million and cost of goods sold is expected to increase by approximately $75 million. Selling and administrative expense will correspondingly decrease, such that net earnings will not be affected. The Statement of Earnings for all comparative periods will be consistently reclassified.

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

		Average	Net
	Net	shares	earnings (loss)
	earnings (loss)	outstanding	per share

Quarter

2000

Basic	$181.9	405.6	$.45

Dilutive employee stock options	—	.3	—

Diluted	$181.9	405.9	$.45

1999

Basic	$(35.6)	405.2	$(.08)

Dilutive employee stock options	—	.4	—

Diluted	$(35.6)	405.6	$(.08)

Year-to-date

2000

Basic	$494.5	405.6	$1.22

Dilutive employee stock options	—	.2	—

Diluted	$494.5	405.8	$1.22

1999

Basic	$237.4	405.1	$.59

Dilutive employee stock options	—	.5	—

Diluted	$237.4	405.6	$.59

3. Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the Company, comprehensive income for the periods presented consists solely of net earnings and foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation” as follows (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999

Net earnings (loss)	$181.9	$(35.6)	$494.5	$237.4

Other comprehensive income (loss):

Foreign currency translation adjustment	(36.1)	5.0	(102.4)	(31.4)

Related tax effect	—	—	—	—

	(36.1)	5.0	(102.4)	(31.4)

Total comprehensive income (loss)	$145.8	$(30.6)	$392.1	$206.0

4. Debt
Notes payable at September 30, 2000, consist primarily of commercial paper borrowings in the United States in the amount of $539.4 million with an effective interest rate of 6.51%. Long-term debt consists primarily of fixed rate issuances of U.S. and Euro Dollar Notes, including $900 million due in 2001, $500 million due in 2004, and $200 million due in 2005. The amount due in 2001 includes $400 million in Notes which provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company’s then-current credit spread. Based on current interest rate levels, management does not believe these Notes will be extended and is currently examining refinancing strategies.

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

Operating profit for the nine months ended September 30, 2000, includes restructuring charges of $21.3 million ($14.7 million after tax or $.04 per share) for a supply chain efficiency initiative in Europe. The charges, recorded in the second quarter of 2000, were comprised principally of voluntary employee retirement and separation benefits. This program is expected to result in hourly and salaried headcount reductions of 190 by the end of 2000 and expected to generate approximately $13 million in annual pre-tax savings beginning in 2001.

Operating profit for the three months ended September 30, 1999, includes restructuring charges of $149.0 million ($94.9 million after tax or $.23 per share). Operating profit for the nine months ended September 30, 1999, includes restructuring charges of $185.8 million ($120.5 million after tax or $.30 per share). The charges recorded in the third quarter of 1999 consisted of $128.2 million for closing the South Operations portion of the Company’s Battle Creek, Michigan cereal plant and $20.8 million primarily for manufacturing equipment write-offs related to previously closed or impaired facilities in various locations. The charges recorded in the year-to-date period also included $36.8 million recognized in the first quarter of 1999 for workforce reduction initiatives around the world.

The third quarter 1999 charges for the South Operations closing consisted of approximately $110 million for asset write-offs and $18 million for equipment removal and building demolition costs. As part of the Company’s strategy of continuing cost reduction and efficiency improvement, these operations were closed in October 1999. Some production capacity was relocated to the Company’s other U.S. cereal plants during 2000. Approximately 525 hourly and salaried positions at the plant were eliminated by the end of the first quarter of 2000 through a combination of voluntary and involuntary separation programs (the Company recorded charges for employee separation and other plant closing costs during the fourth quarter of 1999). These actions are expected to result in annual pre-tax savings of approximately $30 million in 2000 and a further $10 million in 2001, for a total ongoing annual benefit of $40 million.

The first quarter 1999 charges for workforce reduction initiatives were comprised principally of employee retirement and separation benefits in all four of the Company’s operating segments and in corporate operations. These initiatives eliminated approximately 325 employee positions in Europe, Asia-Pacific, and Latin America and generated approximately $15 million of pre-tax savings during 1999. These initiatives are expected to generate a further $10 million in pre-tax savings in 2000, for a total ongoing annual benefit of $25 million.

Total cash outlays during the September 2000 year-to-date period for ongoing streamlining initiatives were approximately $42 million, compared to $55 million in 1999. Expected cash outlays are approximately $27 million for the remainder of 2000 and $7 million in 2001. Total incremental pre-tax savings expected from streamlining initiatives is approximately $50 million in 2000 and $25 million in 2001.

The components of restructuring charges, as well as reserve balance changes, during the nine months ended September 30, 2000, were (in millions):

	Employee
	retirement &
	severance	Asset	Asset	Other
	benefits (a)	write-offs	removal	costs	Total

Remaining reserve at December 31, 1999	$31.4	$—	$28.5	$—	$59.9

2000 restructuring charges	19.5			1.8	21.3

Amounts utilized during 2000	(32.1)	—	(13.2)	(1.8)	(47.1)

Remaining reserve at September 30, 2000	$18.8	$—	$15.3	$—	$34.1

(a) Includes approximately $5 of pension curtailment losses and special termination benefits.

In October 2000, management announced the next phase in the Company’s growth strategy that emphasizes a stricter prioritization for resource allocation to the United States and the Company’s other core markets. As a result, management has undertaken restructuring initiatives around the world to support this strategy and prepare for the acquisition of Keebler (refer to Note 6). While many of these initiatives are in preliminary stages, management expects to take actions that will result in restructuring charges during the fourth quarter of this year. Management is determining specific employees who will be separated, the structure of separation packages, and specific action plans to achieve operational efficiencies in various markets. Therefore, the Company is unable to estimate the amount of charges at this time.

6. Keebler acquisition
On October 26, 2000, the Company announced that it had reached agreement to acquire Keebler Foods Company, headquartered in Elmhurst, Illinois, in a transaction entered into with Keebler and with Flowers Industries, Inc., the majority shareholder of Keebler. Keebler Foods Company ranks second in U.S. market share of the cookie and cracker categories and has the third largest food direct store delivery (DSD) system in the United States. The Company has agreed to pay $42 in cash for each common share of Keebler and assume approximately $550 million of Keebler debt, resulting in a total acquisition cost of approximately $4.4 billion. The Company plans on issuing a combination of short-term and long-term debt to finance the acquisition. The transaction is subject to the satisfaction or waiver of several closing conditions including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approvals by Keebler and Flowers shareholders, and other customary closing conditions. The Company has entered into a Voting Agreement with Flowers, whereby Flowers, as majority shareholder of Keebler, has agreed to execute a written consent in favor of the acquisition. Flowers will be seeking shareholder approval of certain matters in connection with the transaction, but the written consent to be delivered by Flowers would be sufficient to ensure approval and adoption of the acquisition of Keebler even if the Flowers shareholder approval is not obtained. Management expects to complete the acquisition during the first quarter of 2001.

7. Other acquisitions, investments, and dispositions
In January 2000, the Company purchased certain assets and liabilities of the Mondo Baking Company Division of Southeastern Mills, Inc. for approximately $93 million in cash, including related acquisition costs. Mondo Baking Company, located in Rome, Georgia, has manufactured convenience foods for Kellogg since 1993. The acquisition was accounted for as a purchase and was financed through commercial paper borrowings. Assets acquired consist primarily of a manufacturing facility and assembled workforce.

During June 2000, the Company acquired the outstanding stock of Kashi Company for approximately $33 million in cash. Kashi is a leading natural cereal company located in La Jolla, California. Also during June, the Company committed to invest $7 million of cash in Transora, a new global business-to-business e-marketplace for the consumer products industry. To date, the Company has actually paid $3.5 million under this commitment. The investment in Transora has been accounted for under the cost method. In July 2000, the Company acquired certain assets and liabilities of a convenience foods operation located in its Asia-Pacific region for approximately $12 million in cash. The Company will operate this business under the “Healthy Snak People” name.

In September 1999, the Company reached agreement to sell certain assets and liabilities of the Lender’s Bagels business to Aurora Foods Inc. for $275 million in cash (the sale was completed in November 1999). As a result of this agreement, the Company recorded a pretax charge during the third quarter of 1999 of $178.9 million ($119.3 million after tax or $.29 per share). This charge included approximately $57 million for the future disposal of other assets associated with the Lender’s business which were not purchased by Aurora. Disposal of these other assets was completed by June 2000. Losses from asset sales and disposal costs approximated the original charge.

During July 1999, the Company sold its 51% interest in a United Kingdom corn milling operation to Cargill Inc., which owned the remaining 49%. As a result of this sale, the Company recorded a pretax gain of $10.4 million ($7.8 million after tax or $.02 per share).

In total, the Company recorded net disposition-related charges of $168.5 million ($111.5 million after tax or $.27 per share) during the third quarter of 1999.

8. Operating Segments
Kellogg Company is the world’s leading producer of ready-to-eat cereal and a leading producer of convenience foods, including toaster pastries, cereal bars, frozen waffles, wholesome snacks, and meat alternatives. Principal markets for these products include the United States and United Kingdom. Through June 2000, operations were managed via four major geographic areas — North America, Europe, Asia-Pacific, and Latin America. Beginning in July 2000, the Company changed its organizational structure, such that the Canadian business unit is included in the European Area and U.S. operations are managed separately. Thus, beginning with results for the three and nine months ending September 30, 2000 (including comparable prior-year periods), the Company’s reportable operating segments consist of the United States, Europe/Canada, Asia-Pacific, and Latin America. Restated information for previously reported quarters of 2000 and 1999 is also provided below.

In October 2000, management announced a reorganization of the Company into two major divisions, the United States and International, with a focus on five core markets: United States, United Kingdom/Republic of Ireland, Mexico, Canada, and Australia/New Zealand. Further, as a result of entering into an agreement to acquire the Keebler Food Company, management announced a reorganization of the U.S. business into three divisions — Morning Foods (Cereal, Pop-Tarts(R), Eggo(R)), Snacking (Keebler brands, Nutri-Grain(R), Rice Krispies Treats(R), other Kellogg convenience foods), and Natural Foods. Management is currently evaluating the impact of these reorganizations on its disclosure requirements pursuant to SFAS #131 Disclosures about Segments of an Enterprise and Related Information. Beginning with results for the three months and full year ending December 31, 2000 (including comparable prior-year periods), the Company will provide disclosures based on the new organizational structure.

The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statement of Earnings. Intercompany transactions between reportable operating segments were insignificant in the periods presented.

Operating segment data is presented below (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999

Net sales
United States	$1,102.8	$1,102.5	$3,184.1	$3,166.3

Europe/Canada	463.8	499.6	1,401.0	1,471.4

Asia-Pacific	107.8	115.5	328.1	328.2

Latin America	166.2	150.9	473.4	430.6

Corporate and other	5.1	(0.1)	12.1	1.6

Consolidated	$1,845.7	$1,868.4	$5,398.7	$5,398.1

Operating profit (loss) excluding restructuring charges
United States	$207.1	$228.5	$605.1	$645.8

Europe/Canada	91.0	72.1	245.4	203.7

Asia-Pacific	(2.3)	12.4	16.3	37.8

Latin America	45.5	40.3	121.5	107.2

Corporate and other	(33.2)	(56.4)	(115.1)	(166.8)

Consolidated	308.1	296.9	873.2	827.7

Restructuring charges	—	(149.0)	(21.3)	(185.8)

Operating profit as reported	$308.1	$147.9	$851.9	$641.9

Restated segment information for previously reported quarters of 2000 and 1999 is presented below:

	Three months ended June 30,		Six months ended June 30,
	2000	1999	2000	1999

Net sales

United States	$1,056.7	$1,019.0	$2,081.3	$2,063.8

Europe/Canada	465.9	499.4	937.2	971.8

Asia-Pacific	113.0	115.1	220.3	212.7

Latin America	160.1	151.3	307.2	279.7

Corporate and other	5.4	(0.4)	7.0	1.7

Consolidated	$1,801.1	$1,784.4	$3,553.0	$3,529.7

Operating profit (loss) excluding restructuring charges
United States	$192.9	$201.5	$398.0	$417.3

Europe/Canada	84.2	74.1	154.4	131.6

Asia-Pacific	6.4	12.6	18.6	25.4

Latin America	41.0	36.2	76.0	66.9

Corporate and other	(44.6)	(53.1)	(81.9)	(110.4)

Consolidated	279.9	271.3	565.1	530.8

Restructuring charges	(21.3)	—	(21.3)	(36.8)

Operating profit as reported	$258.6	$271.3	$543.8	$494.0

	Three months ended March 31,
	2000	1999

Net sales

United States	$1,024.6	$1,044.8

Europe/Canada	471.3	472.4

Asia-Pacific	107.3	97.6

Latin America	147.1	128.4

Corporate and other	1.6	2.1

Consolidated	$1,751.9	$1,745.3

Operating profit (loss) excluding restructuring charges
United States	$205.1	$215.8

Europe/Canada	70.2	57.5

Asia-Pacific	12.2	12.8

Latin America	35.0	30.7

Corporate and other	(37.3)	(57.3)

Consolidated	285.2	259.5

Restructuring charges	—	(36.8)

Operating profit as reported	$285.2	$222.7

	Three months ended December 31,	Twelve months ended December 31,
	1999	1999

Net sales

United States	$847.9	$4,014.2

Europe/Canada	487.1	1,958.5

Asia-Pacific	113.8	442.0

Latin America	136.4	567.0

Corporate and other	0.9	2.5

Consolidated	$1,586.1	$6,984.2

Operating profit (loss) excluding restructuring charges
United States	$157.3	$803.1

Europe/Canada	84.0	287.7

Asia-Pacific	15.4	53.2

Latin America	34.1	141.3

Corporate and other	(45.1)	(211.9)

Consolidated	245.7	1,073.4

Restructuring charges	(58.8)	(244.6)

Operating profit as reported	$186.9	$828.8

KELLOGG COMPANY

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Kellogg Company is the world’s leading producer of ready-to-eat cereal and a leading producer of convenience foods, including toaster pastries, cereal bars, frozen waffles, wholesome snacks, and meat alternatives. Principal markets for these products include the United States and United Kingdom. During the present quarter, operations were managed in four major geographic areas — United States, Europe/Canada, Asia-Pacific, and Latin America — which are the basis of the Company’s reportable operating segment information in this filing.

In the third quarter of 2000, Kellogg Company recorded its sixth consecutive quarterly year-over-year increase in operating profit, net earnings, and earnings per share, excluding charges. Higher energy prices and interest rates, strong competitive activity, weak foreign currencies, and an aged inventory write-off in Southeast Asia negatively impacted results for the quarter. The Company was able to more than offset these factors and deliver growth for the quarter through manufacturing efficiencies, reduced marketing and overhead expenses, and recognition of a tax benefit related to U.S. research and experimental credits.

For the quarter ended September 30, 2000, Kellogg Company reported net earnings of $181.9 million and earnings per share of $.45, compared to a 1999 net loss of $35.6 million and loss per share of $.08. September 2000 year-to-date net earnings were $494.5 million and earnings per share were $1.22, up from prior-year amounts of $237.4 million and $.59. (All earnings per share presented represent both basic and diluted earnings per share.)

During the second quarter of 2000, the Company reported restructuring charges of $21.3 million ($14.7 million after tax or $.04 per share) for a supply chain efficiency initiative in Europe. During the first quarter of 1999, the Company reported restructuring charges of $36.8 million ($25.6 million after tax or $.07 per share) for workforce reduction initiatives around the world. During the third quarter of 1999, the Company recorded restructuring charges of $149.0 million ($94.9 million after tax or $.23 per share). In addition, the Company recorded net disposition-related charges of $168.5 million ($111.5 million after tax or $.27 per share). In total, the Company recorded pretax restructuring and disposition-related charges for the third quarter of 1999 of $317.5 million ($206.4 million after tax or $.50 per share). Total pre-tax charges recorded for the September 1999 year-to-date period were $354.3 million ($232.0 million after tax or $.57 per share). These charges have been excluded from all applicable amounts presented below for purposes of comparison between years. Refer to the separate sections below for more information on restructuring and disposition-related charges.

Excluding charges, net earnings (in millions) and earnings per share were:

Results excluding charges	2000	1999	Change

Third quarter:

Net earnings	$181.9	$170.8	+6.5%

Net earnings per share	$.45	$.42	+7.1%

September year-to-date:
Net earnings	$509.2	$469.4	+8.5%
Net earnings per share	$1.26	$1.16	+8.6%

The year-to-date increase in earnings per share of 8.6% or $.10 consisted of $.08 from business growth and $.03 from favorable tax-rate movements, offset by $.01 from unfavorable foreign currency movements.

The Company realized the following volume results during the three and nine months ended September 30, 2000:

	Quarter	Year-to-date
	change	change

Global cereal	+1.7%	+1.0%

Global convenience foods	-9.6%	-7.4%

Consolidated	-1.4%	-1.2%

United States	-3.9%	-4.0%

Europe/Canada	-.5%	+.7%

Asia-Pacific	+3.2%	+3.7%

Latin America	+7.9%	+6.2%

Consolidated	-1.4%	-1.2%

During the fourth quarter of 1999, the Company divested the Lender’s Bagels business and acquired the Worthington Foods Company. While the net impact of these events on net sales was insignificant during the first nine months of 2000, convenience foods volume results were negatively affected, due to the difference in density of Worthington’s products versus Lender’s products. Excluding volume from the Lender’s and Worthington businesses, as well as from other acquisitions during 2000, the Company’s volume results during the three and nine months ended September 30, 2000 would have been:

	Quarter	Year-to-date
	change	Change

Global cereal	+.8%	+.7%

Global convenience foods	+2.7%	+5.4%

Consolidated	+1.3%	+1.8%

United States	+1.2%	+1.6%

Asia-Pacific	+1.8%	+3.2%

Excluding volume from the Kashi business acquired in June 2000, U.S. cereal volume for the quarter was essentially flat, negatively impacted by a sluggish category and by heavy price promotion by competitors late in the period. Excluding volume from the Lender’s and Worthington businesses, U.S. convenience foods volume continued to grow, but at a slower rate than the last several quarters. Management believes factors reducing the growth rate included new competitors entering a soft category and difficult comparisons with the Company’s successful product launches during the prior year period.

The volume shortfall in Europe/Canada during the quarter was attributable to decreased cereal sales. Convenience food volume was relatively flat. While management believes successful consumer promotions drove strong cereal volume growth in the United Kingdom, volume shortfalls in most other European markets more than offset this gain. The Company achieved modest cereal volume growth in Canada, despite a soft category in that market.

Excluding volume from the Healthy Snak People convenience foods business acquired in July 2000, the volume growth in Asia-Pacific was attributable primarily to record-setting quarterly cereal volume in the region. Cereal volume grew in essentially all markets except Japan. Convenience foods volume grew strongly in Australia, but was partially offset by a significant decline in Southeast Asia. Management is making changes to refocus this market on sustainable growth.

Latin America continued to achieve solid growth in both cereal and convenience foods volume, particularly in the Mexican market. The region achieved its third consecutive year-over-year record for quarterly cereal volume delivery.

Net sales by major product group were (in millions):

				Comparable
			Total	business
Quarter	2000	1999	change	change(a)

Global cereal	$1,364.7	$1,393.1	-2.0%	+1.0%

Global convenience foods	$481.0	475.3	+1.2%	+1.4%

Consolidated	$1,845.7	$1,868.4	-1.2%	+1.1%

				Comparable
			Total	business
Year-to-date	2000	1999	change	change(a)

Global cereal	$4,016.4	$4,085.8	-1.7%	+1.0%

Global convenience foods	1,382.3	1,312.3	+5.3%	+5.8%

Consolidated	$5,398.7	$5,398.1	—	+2.0%

(a) Excluding foreign exchange, acquisitions, and dispositions.

On an operating segment basis, net sales versus the prior year were:

	United	Europe/	Asia-	Latin
Quarter	States	Canada	Pacific	America	Consolidated

Volume	+1.2%	-.5%	+1.8%	+7.9%	+1.3%

Pricing/Mix	-1.7%	+2.6%	-3.8%	+3.3%	-.2%

Acquisitions & dispositions	+.5%		+1.8%		+.4%

Foreign currency impact	—	-9.3%	-6.5%	-1.1%	-2.7%

Total change	—	-7.2%	-6.7%	+10.1%	-1.2%

	United	Europe/	Asia-	Latin
Year-to-date	States	Canada	Pacific	America	Consolidated

Volume	+1.6%	+.7%	+3.2%	+6.2%	+1.8%

Pricing/Mix	-1.2%	+1.7%	-.9%	+5.8%	+.2%

Acquisitions & dispositions	+.2%	—	+.7%	—	+.1%

Foreign currency impact	—	-7.2%	-3.0%	-2.0%	-2.1%

Total change	+.6%	-4.8%	—	+10.0%	—

Operating profit (loss) on an operating segment basis was:

	United	Europe/	Asia-	Latin	Corporate	Consoli-
Quarter (millions)	States	Canada	Pacific	America	and other	dated

2000 operating profit (loss)	$207.1	$91.0	($2.3)	$45.5	($33.2)	$308.1

1999 operating profit	$100.3	$63.0	$12.4	$40.3	($68.1)	$147.9

1999 restructuring charges (c)	128.2	9.1	—	—	11.7	149.0

1999 operating profit excluding

restructuring charges	$228.5	$72.1	$12.4	$40.3	($56.4)	$296.9

% change — 2000 vs. 1999:

Comparable business	-6.2%	+37.2%	-115.8%	+14.0%	+30.7%	+7.5%

Acquisitions & dispositions	-3.2%	—	+4.4%	—	—	-2.5%

Foreign currency impact	—	-11.0%	-7.2%	-.9%	+10.2%	-1.2%

Total change	-9.4%	+26.2%	-118.6%	+13.1%	+40.9%	+3.8%

	United	Europe/	Asia-	Latin	Corporate	Consoli-
Year-to-date (millions)	States	Canada	Pacific	America	and other	dated

2000 operating profit	$605.1	$224.1	$16.3	$121.5	($115.1)	$851.9

2000 restructuring charges (c)	—	21.3	—	—	—	21.3

2000 operating profit excluding

restructuring charges	$605.1	$245.4	$16.3	$121.5	($115.1)	$873.2

1999 operating profit	$512.9	$178.9	$31.8	$105.5	($187.2)	$641.9

1999 restructuring charges (c)	132.9	24.8	6.0	1.7	20.4	185.8

1999 operating profit excluding restructuring charges	$645.8	$203.7	$37.8	$107.2	($166.8)	$827.7

% change — 2000 vs. 1999:

Comparable business	-4.2%	+27.7%	-55.7%	+15.7%	+23.8%	+8.1%

Acquisitions & dispositions	-2.1%	—	+1.4%	—	—	-1.8%

Foreign currency impact	—	-7.3%	-2.6%	-2.3%	+7.2%	-.8%

Total change	-6.3%	+20.4%	-56.9%	+13.4%	+31.0%	+5.5%

(c) Refer to section below on restructuring charges.

For the quarter, the comparable business sales decline in the United States was -.5% (favorable volume of 1.2% less unfavorable pricing/mix impact of 1.7%) versus a comparable business operating profit decline of 6.2%. The operating profit decline was attributable primarily to increased production, distribution, and promotional expenditures for convenience foods products, increased advertising in the cereal business, and higher energy costs. In the Europe/Canada segment, operating efficiencies and a decline in marketing expense resulted in comparable business growth in operating profit of +37.2%, building on a sales increase of 2.1% (unfavorable volume of .5% offset by favorable pricing/mix of 2.6%). In Asia-Pacific, comparable business sales declined 2.0% (favorable volume of 1.8% less unfavorable pricing/mix impact of 3.8%) and comparable business operating profit declined 115.8%. Driving this decline was an $8 million aged inventory write-off in Southeast Asia. In Latin America, comparable business sales growth of 11.2% (favorable volume of 7.9% plus favorable pricing/mix of 3.3%) combined with operating efficiencies resulted in comparable business operating profit growth of 14.0%.

Consolidated margin performance for the third quarter and September year-to-date period was:

		Quarter		Year-to-date

	2000	1999	Change	2000	1999	Change

Gross margin	52.6%	52.7%	-.1%	52.5%	52.6%	-.1%

SGA% (b)	-35.9%	-36.8%	+.9%	-36.3%	-37.3%	+1.0%

Operating margin	16.7%	15.9%	+.8%	16.2%	15.3%	+.9%

(b) Selling, general, and administrative expense as a percentage of net sales.

For the quarter, the gross margin was relatively flat versus the prior year, as higher costs of production for Worthington and other new products and increased energy costs offset productivity gains. The decrease in SGA% versus the prior year was due to reduced advertising, promotion, and overhead expenses. Management expects that higher energy prices and heavier marketing investment will reduce margins during the balance of the year, resulting in a full-year operating profit margin of 15%-16%.

Gross interest expense, prior to amounts capitalized, was up versus the prior-year quarter and year-to-date periods, due primarily to an increase in short-term interest rates. Management expects full-year interest expense (net of capitalization) to be $135-$140 million.

		Quarter		Year-to-date

(millions)	2000	1999	Change	2000	1999	Change

Gross interest expense	$37.1	$31.6	+17.4%	$107.1	$94.0	+13.9%

During the quarter, the Company recorded a $9 million tax benefit, based on completing studies with respect to U.S. research and experimentation credits for prior years. As a result, the effective income tax rate (excluding charges) was down significantly from the prior year. Also contributing to the rate reduction were the impact of country mix and lower statutory rates in the United Kingdom and Australia.

The variance in the 1999 reported rates (as compared to the rates excluding the impact of restructuring and disposition-related charges) relates primarily to the disposition of nondeductible goodwill and certain restructuring charges for which no tax benefit was provided, based on management’s assessment of the likelihood of recovering such benefit in future years.

		Quarter			Year-to-date

Effective Income Tax Rate:	2000	1999	Change	2000	1999	Change

Excluding charges (c)	33.1%	36.6%	-3.5%	34.6%	36.2%	-1.6%

As reported	33.1%	25.7%	+7.4%	34.7%	37.8%	-3.1%

(c) Refer to sections below on restructuring and disposition-related charges.

During October 2000, a statutory rate reduction was enacted in Germany, lowering the basic corporate rate from 30% to 25%, effective January 1, 2001. Accordingly, the Company will reduce its deferred tax liabilities in this jurisdiction during the fourth quarter. As a result of the aforementioned favorable developments in the U.S. and Germany, as well as anticipated benefits related to U.S. foreign tax credits in the fourth quarter, management has recently reduced the full-year outlook for the effective income tax rate from a range of 35-36% to approximately 32%. After 2000, the effective tax rate (excluding the impact of the Keebler acquisition) is expected to be consistent with recent historic levels of 35-36%.

Restructuring charges
During the past several years, management has commenced major productivity and operational streamlining initiatives in an effort to optimize the Company’s cost structure. The incremental costs of these programs have been reported during these years as restructuring charges. Refer to pages 26-28 of the Company’s 1999 Annual Report for more information on these initiatives.

Operating profit for the nine months ended September 30, 2000 includes restructuring charges of $21.3 million ($14.7 million after tax or $.04 per share) for a supply chain efficiency initiative in Europe. The charges, recorded in the second quarter of 2000, were comprised principally of voluntary employee retirement and separation benefits. This program is expected to result in hourly and salaried headcount reductions of 190 by the end of 2000 and expected to generate approximately $13 million in annual pretax savings beginning in 2001.

Operating profit for the three months ended September 30, 1999 includes restructuring charges of $149.0 million ($94.9 million after tax or $.23 per share). Operating profit for the nine months ended September 30, 1999 includes restructuring charges of $185.8 million ($120.5 million after tax or $.30 per share). The charges recorded in the third quarter of 1999 consisted of $128.2 million for closing the South Operations portion of the Company’s Battle Creek, Michigan, cereal plant and $20.8 million primarily for manufacturing equipment write-offs related to previously closed or impaired facilities in various locations. The charges recorded in the year-to-date period also included $36.8 million recognized in the first quarter of 1999 for workforce reduction initiatives around the world.

The third quarter 1999 charges for the South Operations closing consisted of approximately $110 million for asset write-offs and $18 million for equipment removal and building demolition costs. As part of the Company’s strategy of continuing cost reduction and efficiency improvement, these operations were closed in October 1999. Some production capacity was relocated to the Company’s other U.S. cereal plants during 2000. Approximately 525 hourly and salaried positions at the plant were eliminated by the end of the first quarter of 2000 through a combination of voluntary and involuntary separation programs (the Company recorded charges for employee separation and other plant closing costs during the fourth quarter of 1999). These actions are expected to result in annual pre-tax savings of approximately $30 million in 2000 and a further $10 million in 2001, for a total ongoing annual benefit of $40 million.

The first quarter 1999 charges for workforce reduction initiatives were comprised principally of employee retirement and separation benefits in all four of the Company’s operating segments and in corporate operations. These initiatives eliminated approximately 325 employee positions in Europe, Asia-Pacific, and Latin America and generated approximately $15 million of pre-tax savings during 1999. These initiatives are expected to generate a further $10 million in pretax savings in 2000, for a total ongoing annual benefit of $25 million.

Total cash outlays during the September 2000 year-to-date period for ongoing streamlining initiatives were approximately $42 million, compared to $55 million in 1999. Expected cash outlays are approximately $27 million for the remainder of 2000 and $7 million in 2001. Total incremental pre-tax savings expected from streamlining initiatives are approximately $50 million in 2000 and $25 million in 2001.

Refer to Note 5 of Notes to Consolidated Financial Statements for more information on the components of restructuring charges, as well as reserve balance changes, during the nine months ended September 30, 2000.

In October 2000, management announced the next phase in the Company’s growth strategy that emphasizes a stricter prioritization for resource allocation to the United States and the Company’s other core markets. As a result, management has recently undertaken restructuring initiatives around the world to support this strategy and prepare for the acquisition of Keebler. While many of these initiatives are in preliminary stages, management currently expects to take actions that will result in restructuring charges during the fourth quarter of this year. Management is currently determining specific employees who will be separated, the structure of separation packages, and specific action plans to achieve operational efficiencies in various markets. Therefore, the Company is unable to estimate the amount of charges at this time.

Keebler acquisition
On October 26, 2000, the Company announced that it had reached agreement to acquire Keebler Foods Company, headquartered in Elmhurst, Illinois, in a transaction entered into with Keebler and with Flowers Industries, Inc., the majority shareholder of Keebler. Keebler Foods Company ranks second in U.S. market share of the cookie and cracker categories and has the third largest food direct store delivery (DSD) system in the United States. The Company has agreed to pay $42 in cash for each common share of Keebler and assume approximately $550 million of Keebler debt, resulting in a total acquisition cost of approximately $4.4 billion. The Company plans on issuing a combination of short-term and long-term debt to finance the acquisition. The transaction is subject to the satisfaction or waiver of several closing conditions including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approvals by Keebler and Flowers shareholders, and other customary closing conditions. The Company has entered into a Voting Agreement with Flowers, whereby Flowers, as majority shareholder of Keebler, has agreed to execute a written consent in favor of the acquisition. Flowers will be seeking shareholder approval of certain matters in connection with the transaction, but the written consent to be delivered by Flowers would be sufficient to ensure approval and adoption of the acquisition of Keebler even if the Flowers shareholder approval is not obtained. Management expects to complete the acquisition during the first quarter of 2001.

Management believes annual pre-tax cost synergies resulting from this combination will reach approximately $170 million by 2003, resulting from purchasing, plant capacity rationalization, logistics, warehousing, and elimination of duplicative selling, general, and administrative functions. Of the total amount, management expects to realize savings of approximately $20 million in 2001 and an incremental $60 million in 2002. Including revenue synergies, management expects the Keebler business to grow at compound annual growth rates of approximately 5% for sales and approximately 15% for earnings before income taxes, depreciation, and amortization, during 2001-2004.

During 2001-2002, annual goodwill and intangibles amortization resulting from the acquisition is expected to be approximately $150 million. Due to this amortization expense, acquisition financing costs, and expenditures incurred to implement cost-synergy actions, the impact of the acquisition is expected to be dilutive to reported earnings per share through 2003. Cash-basis earnings per share, however, are expected to be accretive in 2001.

Other acquisitions, investments, and dispositions
In January 2000, the Company purchased certain assets and liabilities of the Mondo Baking Company Division of Southeastern Mills, Inc. for approximately $93 million in cash, including related acquisition costs. Mondo Baking Company, located in Rome, Georgia, has manufactured convenience foods for Kellogg since 1993. The acquisition was accounted for as a purchase and was financed through commercial paper borrowings. Assets acquired consist primarily of a manufacturing facility and assembled workforce.

During June 2000, the Company acquired the outstanding stock of Kashi Company for approximately $33 million in cash. Kashi is a leading natural cereal company located in La Jolla, California. Also during June, the Company committed to invest $7 million of cash in Transora, a new global business-to-business e-marketplace for the consumer products industry. To date, the Company has actually paid $3.5 million under this commitment. The investment in Transora has been accounted for under the cost method. In July 2000, the Company acquired certain assets and liabilities of a convenience foods operation located in its Asia-Pacific region for approximately $12 million in cash. The Company will operate this business under the “Healthy Snak People” name.

In September 1999, the Company reached agreement to sell certain assets and liabilities of the Lender’s Bagels business to Aurora Foods Inc. for $275 million in cash (the sale was completed in November 1999). As a result of this agreement, the Company recorded a pretax charge during the third quarter of 1999 of $178.9 million ($119.3 million after tax or $.29 per share). This charge included approximately $57 million for the future disposal of other assets associated with the Lender’s business which were not purchased by Aurora. Disposal of these other assets was completed by June 2000. Losses from asset sales and disposal costs approximated the original charge.

During July 1999, the Company sold its 51% interest in a United Kingdom corn milling operation to Cargill Inc., which owned the remaining 49%. As a result of this sale, the Company recorded a pretax gain of $10.4 million ($7.8 million after tax or $.02 per share).

In total, the Company recorded net disposition-related charges of $168.5 million ($111.5 million after tax or $.27 per share) during the third quarter of 1999.

Liquidity and capital resources
The Company’s financial condition remained strong during the first nine months of 2000. A strong cash flow, combined with a program of issuing commercial paper and maintaining worldwide credit facilities, provides adequate liquidity to meet the Company’s operational needs. The Company continues to maintain a Prime-1 rating on its commercial paper.

For the nine months ended September 30, 2000, net cash provided by operating activities was $630.1 million, up 14.7% from $549.4 million in 1999. The increase was due primarily to higher earnings (excluding charges) and favorable working capital movements. The favorable working capital movements were attributable principally to reduced inventory and lengthening of trade payable terms, partially offset by reductions in other accrued liabilities. The favorable inventory movement was driven by comparison to unusually high levels in the prior year, resulting from new product launches and Year 2000 contingency planning. The unfavorable movement in other accrued liabilities is primarily due to utilization of pre-2000 reserves for restructuring and disposition-related activities.

At September 30, 2000, the ratio of current assets to current liabilities was .7, down from 1.0 at December 31, 1999. This decrease was due primarily to a reclassification of $900 million in long-term debt to current maturities during the first nine months of 2000.

Net cash used in investing activities was $312.5 million, up from $139.5 million in 1999. The increase was due primarily to the business acquisitions discussed above. Management expects total spending for property additions during the year to be $250-$260 million, down from the 1999 amount of $266.2 million.

Net cash used in financing activities was $242.7 million, related primarily to dividend payments of $301.2 million, partially offset by a net increase in total debt of $54.0 million.

On October 27, 2000, the Company declared a dividend of $.2525 per common share, payable December 15, 2000, to shareholders of record at the close of business on November 30, 2000. The Company’s total 2000 per share dividend payment of $.995, up from $.96 in 1999, represents the 44th consecutive year the Company has increased its dividend.

For 2000, the Company’s Board of Directors has authorized management to repurchase up to $150.0 million in common shares. There were no repurchases during the first nine months of 2000.

During the second quarter of 2000, the Company’s shareholders approved a resolution by the Board of Directors to increase the Company’s authorized number of shares from 500 million to one billion. This increase is to provide sufficient shares for such corporate purposes as may be determined by the Board, including acquiring other businesses, entering into collaborative arrangements with other companies, stock splits or dividends, stock-based compensation, and future financings. Other than for the possibility of issuing new shares pursuant to the Company’s option plans, the Company at present has no commitments, agreements, or undertakings to issue any such additional shares.

Notes payable at September 30, 2000, consist primarily of commercial paper borrowings in the United States in the amount of $539.4 million with an effective interest rate of 6.51%. Long-term debt consists primarily of fixed rate issuances of U.S. and Euro Dollar Notes, including $900 million due in 2001, $500 million due in 2004, and $200 million due in 2005. The amount due in 2001 includes $400 million in Notes which provide an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company’s then-current credit spread. Based on current interest rate levels, management does not believe these Notes will be extended and is currently examining refinancing strategies.

Associated with the debt due in 2001, the Company has entered into $600 million notional in fixed-to-floating interest rate swaps, which will expire in conjunction with the debt issues. These swaps are indexed to either three-month LIBOR or the Federal Reserve AA Composite Rate on 30-day commercial paper.

The percentage of total debt to market capitalization at September 30, 2000, was 22%, up from 17% at December 31, 1999, due primarily to a lower stock price since year-end 1999.

Following the Company’s announcement of its agreement to acquire Keebler, Moody’s and Standard & Poor’s (S&P) placed the credit ratings of the Company under review for possible downgrade. Due to the significant incremental debt that will be created in this transaction, the ratings agencies indicated that a multi-level downgrade in the Company’s ratings is possible. Management believes that such a downgrade could moderately impact the Company’s borrowing costs. Debt ratings under review include Senior Unsecured (currently Moody’s-Aa2 and S&P-AA) and Commercial Paper (currently Prime-1).

Full-year and 2001 outlook
Management believes that while the Company has improved its ability to compete over the past two years, it is now time to seek growth more aggressively. In October 2000, management announced the next phase in the Company’s growth strategy. The next phase focuses on a simplification of the Kellogg business, a prioritization of resources, and a return to previous levels of marketing investments. The Company also intends to set more realistic short-term targets for the business. Resources and marketing investments will be focused in those markets in which the Company expects to achieve the highest return on its investment including the United States. The Company also intends to take actions designed to improve the profitability of other markets. Consistent with these objectives, in October 2000, the Company also announced a reorganization of the Company from four Area operating segments to two main operating divisions —Kellogg USA and Kellogg International.

While these actions are expected to generate long-term sustainable growth, management believes the Company may be challenged to meet 2000 growth targets set earlier this year. In the Company’s August filing, management provided full-year 2000 targets for net sales growth of 2-4% and operating profit and earnings per share growth of 8-10%. The continuation of conditions experienced in the year-to-date period — including higher energy prices and interest rates, strong competitive activity, and weak foreign currencies - could significantly impact the Company’s results during the remainder of the year. Although such conditions will be partially offset by the anticipated recognition of benefits related to U.S. foreign tax credits during the fourth quarter of 2000, management has elected to reinvest a portion of these benefits in brand-building marketing initiatives, consistent with the next phase in the Company’s growth strategy. Accordingly, management has recently revised its full-year 2000 targets for net sales and operating profit growth (excluding restructuring charges) to reflect marginal growth, and earnings per share growth is expected to be in the mid-single digit range. Growth in earnings per share is expected to exceed growth in operating profit, due primarily to anticipated recognition of the aforementioned tax benefits.

Consistent with the next phase in the Company’s growth strategy, management expects to increase spending on marketing investment and business realignment during 2001. As a result, management expects the Company (excluding results from the Keebler business and restructuring charges) to achieve growth in operating profit up to the mid-single digit range during 2001. Earnings per share will be up modestly, excluding 2000 foreign tax credits that were one-time in nature. Including tax credits, reported earnings per share could be flat to down in 2001.

Upcoming accounting and disclosure changes
On May 18, 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached consensus on Issue No. 00-14 “Accounting for Certain Sales Incentives.” This Issue addresses the recognition, measurement, and income statement classification of sales incentives offered by vendors (including manufacturers) that have the effect of reducing the price of a product or service to a customer at the point of sale. For cash sales incentives within the scope of this Issue, costs are generally recognized at the date on which the related revenue is recorded by the vendor and are to be classified as a reduction of revenue. For non-cash sales incentives, such as package inserts, costs are to be classified within cost of sales. This Issue is effective for the fourth quarter of fiscal years beginning after December 15, 1999. The effect of adoption resulting from changes in recognition and measurement is reported either prospectively or as a cumulative effect of a change in accounting principle. As a result of adopting EITF No. 00-14 in the quarter ended December 31, 2000, the Company will report the cost of consumer coupons as a reduction of net sales and the cost of package inserts and similar items within cost of goods sold. The Company has historically reported these costs as promotional expenditures within selling and administrative expense. As a result, full-year 2000 net sales are expected to decrease by approximately $100 million and cost of goods sold is expected to increase by approximately $75 million. Selling and administrative expense will correspondingly decrease, such that net earnings will not be affected. The Statement of Earnings for all comparative periods will be consistently reclassified.

Through June 2000, operations were managed via four major geographic areas — North America, Europe, Asia-Pacific, and Latin America. Beginning in July 2000, the Company changed its organizational structure, such that the Canadian business unit is included in the European area and U.S. operations are managed separately. Thus, beginning with results for the three and nine months ending September 30, 2000 (including comparable prior-year periods), the Company’s reportable operating segments consist of the United States, Europe/Canada, Asia-Pacific, and Latin America, and are presented in this manner within this filing. As discussed above, in October 2000, management announced a reorganization of the Company into two major divisions, the United States and International, with a focus on five core markets: United States, United Kingdom/Republic of Ireland, Mexico, Canada, and Australia/New Zealand. Further, as a result of entering into an agreement to acquire the Keebler Food Company, management announced a reorganization of the U.S. business into three divisions — Morning Foods (Cereal, Pop-Tarts(R), Eggo(R)), Snacking (Keebler brands, Nutri-Grain(R), Rice Krispies Treats(R), other Kellogg convenience foods), and Natural Foods. Management is currently evaluating the impact of these reorganizations on its disclosure requirements pursuant to SFAS #131 “Disclosures about Segments of an Enterprise and Related Information.” Beginning with results for the three months and full year ending December 31, 2000 (including comparable prior-year periods), the Company will provide disclosures based on the new organizational structure.

Forward-looking statements
From time to time, in written reports and oral statements, the Company makes “forward-looking statements” discussing, among other things, projections concerning volume, sales, operating profit growth, gross profit margin, SGA%, effective income tax rate, capital spending, the impact of acquisitions and dispositions, as well as savings, headcount reductions, and future cash outlays related to streamlining initiatives. Forward-looking statements include predictions of future results and may contain the words “expects,” “believes,” “will,” “will deliver,” “anticipates,” “projects,” or words or phrases of similar meaning. For example, forward-looking statements are found in several sections of Management’s Discussion and Analysis above. Actual results may differ materially due to the impact of competitive conditions, marketing spending, and/or incremental pricing actions on actual volumes and product mix; the success of new product introductions; the levels of spending on system initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; raw material price and labor cost fluctuations; expenditures necessary to carry out streamlining initiatives and savings derived therefrom; foreign currency exchange rate fluctuations; changes in statutory tax law; interest rates available on short-term financing; and other items. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of security holders during the quarter for which the report is filed.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

	2.01 —	Distribution Agreement dated as of October 26, 2000 between Flowers Industries, Inc. and Flowers Foods, Inc.

	2.02 —	Agreement and Plan of Restructuring and Merger dated as of October 26, 2000 between Flowers Industries, Inc., Kellogg Company and Kansas Merger Subsidiary, Inc.

	2.03 —	Agreement and Plan of Merger dates as of October 26, 2000 between Keebler Foods Company, Kellogg Company and FK Acquisition Corp.

	2.04 —	Voting Agreement dates as of October 26, 2000 between Flowers Industries, Inc. and Kellogg Company

	10.01 —	Agreement between the Company and Jacobus Groot dated October 12, 2000

	27.01 —	Financial Data Schedule

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

/s/ T. J. Webb

T. J. Webb Principal Financial Officer; Executive Vice President — Chief Financial Officer

/s/ J. M. Boromisa

J. M. Boromisa Principal Accounting Officer; Vice President — Corporate Controller

Date: November 9, 2000

KELLOGG COMPANY

EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

2.01	Distribution Agreement dated as of October 26, 2000 between Flowers Industries, Inc. and Flowers Foods, Inc. Incorporated by reference to Exhibit 2.1 to the Form 8-K filed November 6, 2000.	IBRF

2.02	Agreement and Plan of Restructuring and Merger dated as of October 26, 2000 between Flowers Industries, Inc., Kellogg Company and Kansas Merger Subsidiary, Inc. Incorporated by reference to Exhibit 2.2 to the Form 8-K filed November 6, 2000.	IBRF

2.03	Agreement and Plan of Merger dates as of October 26, 2000 between Keebler Foods Company, Kellogg Company and FK Acquisition Corp. Incorporated by reference to Exhibit 2.3 to the Form 8-K filed November 6, 2000.	IBRF

2.04	Voting Agreement dates as of October 26, 2000 between Flowers Industries, Inc. and Kellogg Company Incorporated by reference to Exhibit 2.4 to the Form 8-K filed November 6, 2000.	IBRF

10.01	Agreement between the Company and Jacobus Groot dated October 12, 2000	E

27.01	Financial Data Schedule	E