Form 10-K
period 2000-12-31
KELLOGG CO
filed 2001-03-13
CIK 55067

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000

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

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that directors and executive officers may be affiliates) was $10,787,470,121 as determined by the February 28, 2001, closing price of $26.59 for one share of common stock, as reported for the New York Stock Exchange — Composite Transactions.

As of February 28, 2001, 405,696,507 shares of the common stock of the registrant were issued and outstanding.

Portions of the registrant’s Annual Report to Share Owners for the fiscal year ended December 31, 2000, are incorporated by reference into Part I, II, and Part IV of this Report.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Share Owners to be held April 27, 2001, are incorporated by reference into Part III of this Report.

PART I

Item 1.  Business

      The Company. Kellogg Company, incorporated in Delaware in 1922, and its subsidiaries are engaged in the manufacture and marketing of ready-to-eat cereal and convenience foods products.

      Kellogg Company reached agreement in October 2000 to acquire Keebler Foods Company in an acquisition which is currently expected to close in late March 2001. Unless otherwise specified or indicated by the context, the information given, or incorporated by reference, in this report does not reflect this acquisition.

      The address of the principal business office of Kellogg Company is One Kellogg Square, P.O. Box 3599, Battle Creek, Michigan 49016-3599. Unless otherwise specified or indicated by the context, the term “Company” as used in this report means Kellogg Company, its divisions and subsidiaries.

      Financial Information About Segments. The information called for by this Item is incorporated herein by reference from Note 14 to the Consolidated Financial Statements on page 38 of the Company’s Annual Report.

      Principal Products. The principal products of the Company are ready-to-eat cereals and convenience foods products, such as toaster pastries, cereal bars, frozen waffles, wholesome snacks and meat alternatives. These cereals and products were, as of December 31, 2000, manufactured in 19 countries and distributed in more than 160 countries. The Company’s products are generally marketed under the Kellogg’s and Morningstar Farms names and are sold principally to the grocery trade through direct sales forces for resale to consumers. The Company uses broker and distribution arrangements for certain products. It also generally uses these, or similar arrangements, in less-developed market areas or in those market areas outside of its focus.

      After completing the Keebler Foods Company acquisition, the Company also plans to market cookies, crackers and other convenience food products of the Keebler Foods Company under other brands such as Keebler, Cheez-It, Murray, and Famous Amos, and manufacture private label cookies, crackers, and other products. These branded products are generally to be marketed to supermarkets in the United States through a direct store door (DSD) delivery system, although other distribution methods are also to be used. The Company also plans to market some of its other convenience foods products in the United States through this DSD system.

      Additional information pertaining to the relative sales of ready-to-eat cereals and the Company’s convenience foods products for the years 1998 through 2000 is found in Note 14 to the Consolidated Financial Statements on page 38 of the Company’s Annual Report.

      Raw Materials. Agricultural commodities are the principal raw materials used in the Company’s products. Cartonboard, corrugated, and plastic are the principal packaging materials used by the Company. World supplies and prices of such commodities (which include such packaging materials) are constantly monitored, as are government trade policies. The cost of such commodities may fluctuate widely due to government policy and regulation, weather conditions, or other unforeseen circumstances. Continuous efforts are made to maintain and improve the qualities and supplies of such commodities for purposes of the Company’s short-term and long-term requirements.

      The principal ingredients in the products produced by the Company in the United States include corn grits, oats, rice, soybeans, various fruits, sweeteners, wheat, and wheat derivatives. These commodities are purchased principally from sources in the United States. In producing convenience foods products, the Company may use flour, shortening, sweeteners, dairy products, eggs, fruit, chocolate, and other filling ingredients, which ingredients are obtained from various sources.

      The Company both enters into long-term contracts for the commodities described in this section and purchases these items on the open market, depending on the Company’s view of possible price fluctuations, supply levels, and the Company’s relative negotiating power. While the cost of these commodities may increase over time, the Company believes that it will be able to purchase an adequate supply of these items as needed. The Company also uses commodity futures and options to hedge some of its costs.

      Raw materials and packaging needed for internationally based operations are available in adequate supply and are sometimes imported from countries other than those where used in manufacture.

      Cereal processing ovens at major domestic and international facilities are regularly fueled by natural gas or propane, commodities obtained from local utilities or other local suppliers. Short-term standby propane storage exists at several plants for use in the event of interruption in natural gas supplies. Additionally, oil may be used to fuel certain operations at various plants in the event of natural gas shortages or when its use presents economic advantages.

      Trademarks and Technology.  Generally, the Company’s products are marketed under trademarks owned by the Company. The Company’s principal trademarks are its housemark, brand names, slogans, and designs related to cereals and other convenience foods products manufactured and marketed by the Company as well as licensed uses of these marks on various goods. These trademarks include Kellogg’s for cereals and other products of the Company, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Complete Bran Flakes, Complete Wheat Flakes, Cocoa Krispies, Common Sense, Country Inn Specialties, Cruncheroos, Kellogg’s Corn Flakes, Cracklin’ Oat Bran, Crispix, Froot Loops, Kellogg’s Frosted Flakes, Frosted Mini-Wheats, Just Right, Kellogg’s Low Fat Granola, Nut & Honey Crunch, Nut & Honey Crunch O’s, Mueslix, Nutri-Grain, Corn Pops, Product 19, Kellogg’s Two Scoops Raisin Bran, Rice Krispies, Rice Krispies Treats, Raisin Bran Crunch, Smacks, Smart Start, Special K, Special K Plus, Kellogg’s Cocoa Frosted Flakes, Razzle Dazzle Rice Krispies, and Kellogg’s Honey Crunch Corn Flakes in the United States; Zucaritas, Sucrilhos, Forticalcio, and Choco Krispis for cereals in Latin America; Muslix, Honey O’s, Chocos, Pop, and Optima for cereals in Europe; and Cerola, Supercharged & Design, and Bebig for cereals in Asia. Additional Company trademarks are the names of certain combinations of Kellogg’s ready-to-eat cereals, including Handi-Pak, Snack-Pak, Snack-A-Longs, Fun Pak, Jumbo, Tri-Fun-Pak, and Variety Pak. Other Company brand names include Kellogg’s Corn Flake Crumbs; Croutettes for herb season stuffing mix; Kellogg’s Nutri-Grain, Nutri-Grain Squares, and Nutri-Grain Twists for cereal bars; Kaudri Krispies and Milkers for cereal bars, Keloketas for cookies in Mexico; Pop-Tarts Pastry Swirls for toaster danish; Pop-Tarts and Pop-Tarts Snak Stix for toaster pastries; Eggo, Special K, Waf-fuls, and Nutri-Grain for frozen waffles and pancakes; Toaster Delights for toaster muffins; Snack ’Ums, Big Rollin Froot Loops, Big Boomin Pops, Rice Krispies Treats Krunch, and Big Cinnamon Blast for baked snacks; Rice Krispies Treats for crispy marshmallow squares; Kellogg’s Krave for refueling snack bars; Kashi for certain cereals, nutrition bars, and mixes; and Morningstar Farms, Loma Linda, Natural Touch, and Worthington for certain meat and dairy alternatives.

      Company trademarks also include depictions of certain animated characters in conjunction with the Company’s products, including Snap!Crackle!Pop! for Kellogg’s Razzle Dazzle Rice Krispies and Rice Krispies cereals; Tony the Tiger for Kellogg’s Frosted Flakes and Kellogg’s Cocoa Frosted Flakes cereals; Toucan Sam for Froot Loops; Dig ’Em for Smacks; Coco for Cocoa Krispies; Corny for Kellogg’s Corn Flakes; and Eet & Ern for a consumer loyalty program.

      The slogans The Best To You Each Morning, The Original and Best, They’re Gr-r-reat!, Eat it For Breakfast. Eat it For Life, and What Does Your Cereal Do For You? used in connection with the Company’s ready-to-eat cereals, along with L’ Eggo my Eggo, used in connection with the Company’s frozen waffles and pancakes, are also important Company trademarks. The Company’s use of the advertising themes Better Breakfast, Get A Taste For The Healthy Life, and Cereal...Eat It For Life represent part of its effort to establish throughout the United States and the world the concept of a nutritious breakfast.

      After completing the Keebler Foods Company acquisition, the Company also plans to market Keebler Foods Company products under trademarks and tradenames which include Keebler, Cheez-It, EL Fudge, Murray, Famous Amos, Austin, Ready Crust, Plantation, Chips Deluxe, Club, Fudge Shoppe, Hi-Ho, Hydrox, Sunshine, Munch’Ems, Olde New England, Pecan Sandies, Soft Batch, Toasteds, Vienna Fingers, Wheatables, and Zesta. Other Keebler Foods Company trademarks include Ernie the Keebler Elf and the

Hollow Tree logo, which are used in connection with Keebler Foods Company products. The Keebler Foods Company is also the exclusive licensee of the CARR’S brand name in the United States.

      The trademarks listed above, among others, when taken as a whole, are important to the Company’s business. Certain individual trademarks are also important to the Company’s business. Depending on the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use.

      The Company considers that, taken as a whole, the rights under its various patents, which expire from time to time, are a valuable asset, but the Company does not believe that its businesses are materially dependent on any single patent or group of related patents. The Company’s activities under licenses or other franchises or concessions are not material.

      Seasonality.  Demand for the Company’s products has been approximately level throughout the year.

      Working Capital. Although terms vary around the world, in the United States the Company generally has required payment for goods sold 11 days subsequent to the date of invoice, with a 2% discount allowed for payment within ten days. Receipts from goods sold, supplemented as required by borrowings, provide for the Company’s payment of dividends, capital expansion, and for other operating expenses and working capital needs.

      Customers.  The Company has not been, and does not expect to be during 2001, dependent on any single customer or a few customers for a material part of its sales. However, the Company’s top five customers, collectively, accounted for approximately 16.4% of consolidated net sales, with one of those customers accounting for 9.2%. In addition, three of those customers accounted for 17.6% of the Company’s U.S. sales, with one of those customers accounting for approximately 12% of the Company’s U.S. sales. There has been significant worldwide consolidation in the grocery industry in recent years and the Company believes that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact the Company’s sales and profits, the Company does not anticipate that this will occur to a significant extent due to the consumer demand for the Company’s products and the Company’s relationships with its customers. Products of the Company have been generally sold through its own sales forces and through broker and distributor arrangements and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.

      Backlog.  For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 31, 2000, and December 31, 1999, was not material to the Company.

      Competition.  The Company has experienced, and expects to continue to experience, intense competition for sales of all of its principal products in its major markets, both domestically and internationally. The Company’s products compete with advertised and branded products of a similar nature as well as unadvertised and private label products, which are typically distributed at lower prices, and generally with other food products with different characteristics. Principal methods and factors of competition include new product introductions, product quality, composition and nutritional value, price, advertising, and promotion. As part of a strategy adopted in October 2000, the Company intends during 2001 to focus its efforts on five key market areas and to increase its investment in advertising and promotional activities related to its U.S. cereal business.

      Research and Development.  Research to support and expand the use of the Company’s existing products and to develop new food products is carried on at the W.K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. The Company’s expenditures for research and development were approximately $118.4 million in 2000, $104.1 million in 1999, and $121.9 million in 1998.

      Regulation.  The Company’s activities are subject to regulation by various government agencies, including the Food and Drug Administration, Department of Agriculture, Federal Trade Commission, and

Department of Commerce in the U.S., and similar agencies outside of the U.S., as well as various state and local agencies.

      Environmental Matters.  The Company’s facilities are subject to various foreign, federal, state, and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. The Company is not a party to any material proceedings arising under these regulations. The Company believes that compliance with existing environmental laws and regulations will not materially affect the consolidated financial condition or the competitive position of the Company. The Company is currently in substantial compliance with all material environmental regulations affecting the Company and its properties.

      Employees.  At December 31, 2000, the Company had approximately 15,200 employees.

      Financial Information About Geographic Areas.  The information called for by this Item is incorporated herein by reference from Note 14 to the Consolidated Financial Statements on page 38 of the Company’s Annual Report.

      Forward-Looking Statements.  This Report contains, or incorporates by reference, “forward-looking statements” with projections concerning, among other things, the Company’s strategy and plans for 2001; the Keebler Foods Company acquisition and the Company’s sales, products, distribution systems, business, and results after its completion; the 2001 effective income tax rate; charges, benefits and savings from restructuring actions and streamlining initiatives; 2001 amortization expense and property addition expenditures; the 2001 interest expense; the results of the Euro conversion; and the impact of any accounting and disclosure changes. Forward-looking statements include predictions of future results or activities and may contain the words “expects,” “believes,” “will,” “will deliver,” “anticipates,” “projects,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and several sections of Management’s Discussion and Analysis incorporated by reference. The Company’s actual results or activities may differ materially from these predictions. In particular, future results or activities could be affected by factors related to the pending Keebler acquisition, including integration problems, failures to achieve synergies, unanticipated liabilities and the substantial amount of indebtedness incurred to finance the acquisition (which could, among other things, hinder the Company’s ability to adjust rapidly to changing market conditions, make the Company more vulnerable in the event of a downturn, and place the Company at a competitive disadvantage in relation to less-leveraged competitors). The Company’s future results could be affected by a variety of other factors, including competitive conditions and their impact, pricing and promotional and marketing spending and/or incremental pricing actions on actual volumes and product mix; the effectiveness of advertising and marketing spending or programs; the success of new product introductions; the levels of spending on system initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; the availability of and interest rates on short-term financing; changes in consumer preferences; commodity price and labor cost fluctuations; expenditures necessary to carry out streamlining initiatives and savings derived therefrom; foreign currency exchange rate fluctuations; changes in statutory tax and other laws; and other items. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 2.  Properties

      The Company’s corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.

      The Company operated, as of December 31, 2000, manufacturing plants and warehouses totaling more than 12 million (12,000,000) square feet of building area in the United States and other countries. The Company’s plants have been designed and constructed to meet its specific production requirements, and the Company periodically invests money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of other Company plants producing similar products, and other factors. Manufacturing facilities of the Company in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and

Omaha, Nebraska. The Company’s United States convenience foods plants are located in San Jose, California; Atlanta, Georgia; Rome, Georgia; Pikeville, Kentucky; Blue Anchor, New Jersey; Worthington, Ohio; Zanesville, Ohio; Muncy, Pennsylvania; and Rossville, Tennessee.

      Outside the United States, the Company had, as of December 31, 2000, additional manufacturing locations, some with warehousing facilities, in Argentina, Australia, Brazil, Canada, China, Colombia, Ecuador, Germany, Great Britain, Guatemala, India, Japan, Mexico, South Africa, South Korea, Spain, Thailand, and Venezuela.

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

Item 4A.  Executive Officers of the Registrant

      The names, ages as of February 28, 2001, and positions of the executive officers of the Company are listed below together with their business experience. Executive officers are elected annually by the Board of Directors at the meeting immediately following the Annual Meeting of Share Owners.

Carlos M. Gutierrez

Chairman of the Board, President and Chief Executive Officer..............47
      Mr. Gutierrez is Chairman of the Board, a position he has held since April 2000, and President and Chief Executive Officer, a position he has held since April 1999. Mr. Gutierrez joined Kellogg de Mexico in 1975. He was appointed Executive Vice President and President, Kellogg Asia-Pacific in 1994, and Executive Vice President — Business Development in 1996. In 1998, Mr. Gutierrez was named President and Chief Operating Officer.

A.D. David Mackay

Executive Vice President and President, Kellogg USA.......................45
      Mr. Mackay joined Kellogg Australia in 1985 and held several positions with Kellogg USA and Kellogg Australia and New Zealand before leaving Kellogg in 1992. He rejoined Kellogg Australia in 1998 as managing director and was appointed managing director of Kellogg United Kingdom and Republic of Ireland late in 1998. He was named Senior Vice President and President, Kellogg USA in July 2000 and Executive Vice President in November 2000.

Alan F. Harris

Executive Vice President and President, Kellogg International.............46
      Mr. Harris joined Kellogg Company of Great Britain Limited in 1984. In 1994, he was promoted to Executive Vice President — Marketing and Sales, Kellogg USA. Mr. Harris was promoted to Executive Vice President and President, Kellogg Latin America in 1997. He was appointed Executive Vice President and President, Kellogg Europe in March 1999 and was named to his current position in October 2000.

Janet Langford Kelly

Executive Vice President — Corporate Development, General Counsel and Secretary.................................................................43
      Ms. Kelly joined Kellogg Company as Executive Vice President — Corporate Development, General Counsel and Secretary in September 1999. Prior to joining Kellogg Company, Ms. Kelly served as Senior Vice

President, Secretary and General Counsel for Sara Lee Corporation. Before joining Sara Lee, Ms. Kelly was a partner at the law firm of Sidley & Austin.

Thomas J. Webb

Executive Vice President and Chief Financial Officer......................48
      Mr. Webb joined Kellogg Company as Executive Vice President and Chief Financial Officer in January 2000. Prior to joining Kellogg Company, Mr. Webb served in a variety of executive positions at Ford Motor Company for over 22 years, including three years as Chief Financial Officer of Visteon, an $18 billion enterprise of Ford.

Michael J. Teale

Executive Vice President and Assistant to the Chairman....................56
      Mr. Teale joined Kellogg Company of Great Britain Limited in 1966. He was named Senior Vice President — Worldwide Operations and Technology in 1994, Senior Vice President — Global Supply Chain in February 1999, and Executive Vice President and Assistant to the Chairman in November 2000.

Donna J. Banks

Senior Vice President — Research, Quality and Technology.............44
      Dr. Banks joined the Company in 1983. In 1991, she was promoted to Vice President — Research and Development. Dr. Banks became Senior Vice President — Research and Development in 1997, Senior Vice President — Global Innovation in June 1999, and Senior Vice President — Research, Quality and Technology in February 2001.

Joseph M. Stewart

Senior Vice President — Corporate Affairs............................58
      Mr. Stewart has been employed by the Company since 1980. He was named Senior Vice President — Corporate Affairs in 1988.

King T. Pouw

Senior Vice President — Operations...................................49
      Mr. Pouw jointed the Company in 1978. In 1995, he was appointed Director, Operations and Technology, Latin America and in 1998, he was appointed Vice President, Global Supply Chain, Operations Effectiveness. In March 1999, he was promoted to Supply Chain Director, Europe and later to Vice President, Supply Chain, Europe. In November 2000, he was appointed Senior Vice President — Operations.

Jeffrey M. Boromisa

Vice President, Corporate Controller......................................45
      Mr. Boromisa joined Kellogg Company in 1981 as a senior auditor. He served in various financial positions until he was named Vice President — Purchasing of Kellogg North America in 1997. In November 1999, Mr. Boromisa was promoted to Vice President and Corporate Controller of Kellogg Company.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Stockholder Matters

      The information called for by this Item is set forth on pages 37 and 38 of the Company’s Annual Report in Note 13 to the Consolidated Financial Statements of the Company, which is incorporated by reference into Item 8 of this Report.

Item 6.  Selected Financial Data

      The information called for by this Item is incorporated herein by reference from the chart entitled “Selected Financial Data” on page 23 of the Company’s Annual Report. Such information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 of this Report.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information called for by this Item is incorporated herein by reference from pages 15 through 22 of the Company’s Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

      The information called for by this Item is incorporated herein by reference from pages 39 and 40 of the Company’s Annual Report.

Item 8.  Financial Statements and Supplementary Data

      The information called for by this Item is incorporated herein by reference from pages 24 through 39 of the Company’s Annual Report. Supplementary quarterly financial data, also incorporated herein by reference, is set forth in Note 13 to the Consolidated Financial Statements on pages 37 and 38 of the Company’s Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Directors — Refer to the information in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Share Owners to be held on April 27, 2001 (the “Proxy Statement”), under the caption “Election of Directors,” which information is incorporated herein by reference.

      Executive Officers of the Registrant — Refer to “Executive Officers of the Registrant” under Item 4A at pages 6 and 7 of this Report.

      For information concerning Section 16(a) of the Securities Exchange Act of 1934, refer to the information under the caption “Security Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement, which information is incorporated herein by reference.

Item 11.  Executive Compensation

      Refer to the information under the captions “Executive Compensation” and “About the Board of Directors — Non-Employee Director Compensation and Benefits” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Report of the Compensation Committee on Executive Compensation” of the Proxy Statement, which information is not incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Refer to the information under the captions “Security Ownership — Five Percent Holders” and “Security Ownership — Officer and Director Stock Ownership” of the Proxy Statement, which information is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      None.

PART IV

Item 14.	Exhibits, Consolidated Financial Statements and Schedules, and Reports on Form 8-K

      The following Consolidated Financial Statements and related Notes, together with the Report thereon of PricewaterhouseCoopers LLP dated January 24, 2001, appearing on pages 24 through 39 of the Company’s Annual Report to Share Owners for the fiscal year ended December 31, 2000, are incorporated herein by reference:

(a)1. Consolidated Financial Statements

      Consolidated Statement of Earnings for the years ended December 31, 2000, 1999, and 1998.

      Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2000, 1999, and 1998.
      Consolidated Balance Sheet at December 31, 2000 and 1999.
      Consolidated Statement of Cash Flows for the years ended December 31, 2000, 1999, and 1998.
      Notes to Consolidated Financial Statements.

(a)2. Consolidated Financial Statement Schedule

      The Financial Schedule and related Report of Independent Accountants filed as part of this Report are as follows:

Page

Schedule II — Valuation Reserves	10

Report of Independent Accountants	11

      This Consolidated Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report to Share Owners for the fiscal year ended December 31, 2000.

      All other financial statement schedules are omitted because they are not applicable.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K

      The information called for by this Item is incorporated herein by reference from the Exhibit Index on pages 14 through 16 of this Report.

(b) Reports on Form 8-K

      The Company filed a Form 8-K dated October 26, 2000, under Items 5 and 7, pertaining to the execution of certain agreements for the acquisition of the Keebler Foods Company.

SCHEDULE II — VALUATION RESERVES
(in millions)

	2000	1999	1998

Accounts Receivable

Balance at January 1	$8.6	$12.9	$7.5

Additions charged to cost and expenses	1.8	0.6	5.7

Doubtful accounts charged to reserve	(1.5)	(4.2)	(0.5)

Currency translation adjustments	(.3)	(0.7)	0.2

Balance at December 31	$8.6	$8.6	$12.9

	2000	1999	1998

Deferred Income Tax Asset Valuation Allowance

Balance at January 1	$61.8	$68.6	$45.9

Additions charged to income tax expense	3.3	15.6	23.0

Deductions credited to income tax expense	(29.0)	(22.4)	(0.3)

Balance at December 31	$36.1	$61.8	$68.6

Report of Independent Accountants on Financial Statement Schedule

To the Shareholders and Board of Directors

of Kellogg Company

      Our audits of the consolidated financial statements referred to in our report dated January 24, 2001, appearing in the 2000 Annual Report to Shareholders of Kellogg Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Battle Creek, Michigan

January 24, 2001

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of March 2001.

KELLOGG COMPANY

By:	/s/ CARLOS M. GUTIERREZ

Carlos M. Gutierrez
Chairman of the Board, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ CARLOS M. GUTIERREZ Carlos M. Gutierrez	Chairman of the Board, President and Chief Director (Principal Executive Officer)	March 9, 2001

/s/ THOMAS J. WEBB Thomas J. Webb	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2001

/s/ JEFFREY M. BOROMISA Jeffrey M. Boromisa	Vice President and Corporate Controller (Principal Accounting Officer)	March 9, 2001

* Benjamin S. Carson Sr.	Director

* John T. Dillon	Director

* Claudio X. Gonzalez	Director

* Gordon Gund	Director

* James M. Jenness	Director

* Dorothy A. Johnson	Director

Name	Capacity	Date

* Ann McLaughlin Korologos	Director

* J. Richard Munro	Director

* William D. Perez	Director

* William C. Richardson	Director

* John L. Zabriskie	Director

By: /s/ JANET LANGFORD KELLY *Janet Langford Kelly As Attorney-in-Fact		March 9, 2001

EXHIBIT INDEX

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

2.01	Agreement and Plan of Restructuring and Merger dated as of October 26, 2000 between Flowers Industries, Inc., Kellogg Company and Kansas Merger Subsidiary, Inc., incorporated by reference to Exhibit 2.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission file number 1-4171.	IBRF
2.02	Agreement and Plan of Merger dated as of October 26, 2000 between Keebler Foods Company, Kellogg Company and FK Acquisition Corporation, incorporated by reference to Exhibit 2.03 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission file number 1-4171.	IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, file number 333-56536.	IBRF
4.01	Fiscal Agency Agreement dated as of January 29, 1997, between the Company and Citibank, N.A., Fiscal Agent, incorporated by reference to Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.02	Form of Debt Security related to the Fiscal Agency Agreement described in Exhibit 4.01 above, incorporated by reference to Exhibit 4.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.03	Indenture dated as of August 5, 1997, between the Company and Citibank, N.A., Trustee and Collateral Agent, incorporated by reference to Exhibit 4.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.04	Form of Debt Security related to the Indenture described in Exhibit 4.03 above, incorporated by reference to Exhibit 4.04 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.05	Indenture dated August 1, 1993, between the Company and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Commission file number 33-49875.	IBRF
4.06	Kellogg Company 4 7/8% Notes Due 2005; US $200,000,000, incorporated by reference to Exhibit 4.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-4171.	IBRF
4.07	364-Day Credit Agreement dated as of January 19, 2001 among Kellogg Company, specified borrowing subsidiaries, specified lenders and Chase Manhattan Bank, as Administrative Agent, Chase Manhattan International Limited, as London Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents and Barclays Bank PLC, as Documentation Agent	E

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

4.08	Five-Year Credit Agreement dated as of January 19, 2001 among Kellogg Company, specified borrowing subsidiaries, specified lenders and Chase Manhattan Bank, as Administrative Agent, Chase Manhattan International Limited, as London Agent, The Chase Manhattan Bank of Canada, as Canadian Agent, the Australian Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents and Barclays Bank PLC, as Documentation Agent	E
4.09	Bridge Credit Agreement dated as of January 19, 2001 among Kellogg Company, specified lenders and Chase Manhattan Bank, as Administrative Agent, Citibank, N.A. and Bank of America, N.A., as Co-Syndication Agents and Barclays Bank PLC, as Documentation Agent	E
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.03	Kellogg Company Supplemental Savings and Investment Plan, incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-4171.*	IBRF
10.04	Kellogg Company 1982 Stock Option Plan, as amended on December 7, 1990, incorporated by reference to Exhibit 10.07 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.08	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.09	Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.11	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.12	Kellogg Company 2001 Long-Term Incentive Plan., incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, file number 333-56542.*	IBRF

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

10.13	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.14	Kellogg Company Executive Compensation Deferral Plan, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.15	Agreement between the Company and Janet Langford Kelly dated August 30, 1999, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1999.*	IBRF
10.16	Agreement between the Company and Thomas Webb dated December 30, 2000, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-4171.*	IBRF
10.17	Agreement between the Company and Alan F. Harris, incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.*	IBRF
10.18	Additional Agreement between the Company and Alan F. Harris.*	E
10.19	Agreement between the Company and David Mackay.*	E
10.20	Agreement between the Company and Carlos M. Gutierrez, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.*	IBRF
10.21	Agreement between the Company and Michael J. Teale, incorporated by reference to Exhibit 10.04 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.*	IBRF
10.22	Agreement between the Company and other executives, incorporated by reference to Exhibit 10.05 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000.*	IBRF
10.23	Stock Option Agreement between the Company and James Jenness, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, file number 333-56536.*	IBRF
13.01	Pages 15 through 40 of the Company’s Annual Report to Share Owners for the fiscal year ended December 31, 2000.	E
21.01	Domestic and Foreign Subsidiaries of the Company.	E
23.01	Consent of PricewaterhouseCoopers LLP.	E
24.01	Powers of Attorney authorizing Janet Langford Kelly to execute the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, on behalf of the Board of Directors, and each of them.	E
99.1	Pro Forma financial information related to the acquisition of Keebler Foods Company.	E

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