Form 10-Q
period 2001-03-31
KELLOGG CO
filed 2001-05-11
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes No

Common Stock outstanding April 30, 2001 — 405,888,504 shares

PART I - Financial Information
Item 1
Consolidated Balance Sheet - March 31, 2001 and December 31, 2000
Consolidated Statement of Earnings - three months ended March 31, 2001 and 2000
Consolidated Statement of Cash Flows - three months ended March 31, 2001 and 2000
Notes to Consolidated Financial Statements
Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
PART II — Other Information
Item 4.
Submission of Matters to a Vote of Security Holders
Item 6.
Exhibits and Reports on Form 8-K
Signatures
Exhibit Index
Indenture Dated March 15, 2001
Supplemental Indenture dated March 29, 2001
Agreement between Company and Sam Reed
Amendment dated February 22, 2001
Agreement between Company and David Vermylen
Amendment dated February 22, 2001

KELLOGG COMPANY

INDEX

PART I - Financial Information	Page

Item 1:

Consolidated Balance Sheet — March 31, 2001, and December 31, 2000	2

Consolidated Statement of Earnings — three months ended March 31, 2001 and 2000	3

Consolidated Statement of Cash Flows — three months ended March 31, 2001 and 2000	4

Notes to Consolidated Financial Statements	5-15

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-24

PART II — Other Information

Item 4:

Submission of Matters to a Vote of Security Holders	25

Item 6:

Exhibits and Reports on Form 8-K	25

Signatures	26

Exhibit Index	27

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	March 31,	December 31,
	2001	2000
	(unaudited)	*

Current assets

Cash and cash equivalents	$346.0	$204.4

Accounts receivable, net	956.3	685.3

Inventories:

Raw materials and supplies	176.0	138.2

Finished goods and materials in process	375.6	305.6

Other current assets	342.3	273.3

Total current assets	2,196.2	1,606.8

Property, net of accumulated depreciation

of $2,512.9 and $2,508.3	3,002.3	2,526.9

Goodwill, net of accumulated amortization

of $12.1 and $10.5	3,087.7	208.2

Other intangibles, net of accumulated amortization

of $20.7 and $18.6	2,096.9	199.2

Other assets	384.7	355.2

Total assets	$10,767.8	$4,896.3

Current liabilities

Current maturities of long-term debt	$502.7	$901.1

Notes payable	898.3	485.2

Accounts payable	505.0	388.2

Income taxes	111.7	130.8

Other current liabilities	867.8	587.3

Total current liabilities	2,885.5	2,492.6

Long-term debt	5,416.6	709.2

Nonpension postretirement benefits	486.7	408.5

Deferred income taxes and other liabilities	1,197.3	388.5

Shareholders’ equity

Common stock, $.25 par value	103.8	103.8

Capital in excess of par value	100.1	102.0

Retained earnings	1,482.4	1,501.0

Treasury stock, at cost	(364.5)	(374.0)

Accumulated other comprehensive income	(540.1)	(435.3)

Total shareholders’ equity	781.7	897.5

Total liabilities and shareholders’ equity	$10,767.8	$4,896.3

*Condensed from audited financial statements

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries

CONSOLIDATED EARNINGS
(millions, except per share data)

	Three months ended
	March 31,
(Results are unaudited)	2001	2000

Ready-to-eat cereal net sales	$1,265.9	$1,304.6

Convenience foods net sales	441.4	447.3

Consolidated	1,707.3	1,751.9

Cost of goods sold	823.8	836.9

Selling and administrative expense	628.0	629.8

Restructuring charges	48.3	—

Operating profit	207.2	285.2

Interest expense	40.7	31.8

Other income (expense), net	1.9	(0.8)

Earnings before income taxes, extraordinary loss,

and cumulative effect of accounting change	168.4	252.6

Income taxes	75.9	90.9

Earnings before extraordinary loss and

cumulative effect of accounting change	92.5	161.7

Extraordinary loss (net of tax)	(7.4)	—

Cumulative effect of accounting change (net of tax)	(1.0)	—

Net earnings	$84.1	$161.7

Per share amounts (basic and diluted):

Earnings before extraordinary loss and

cumulative effect of accounting change	$.23	$.40

Extraordinary loss (net of tax)	($.02)	—

Cumulative effect of accounting change (net of tax)	—	—

Net earnings per share	$.21	$.40

Dividends per share	$.2525	$.245

Average shares outstanding	405.7	405.5

Actual shares outstanding at period end	405.9	405.6

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Three months ended
	March 31,
(Results are unaudited)	2001	2000

Operating activities

Net earnings	$84.1	$161.7

Items in net earnings not requiring cash:

Depreciation and amortization	70.5	68.9

Deferred income taxes	(26.0)	15.3

Restructuring charges, net of cash paid	47.8	—

Other	(62.4)	6.9

Postretirement benefit plan contributions	(25.9)	(40.9)

Changes in operating assets and liabilities	(9.2)	(13.5)

Net cash provided by operating activities	78.9	198.4

Investing activities

Additions to properties	(27.4)	(70.1)

Acquisitions of businesses	(3,842.8)	(92.6)

Other	(1.8)	3.0

Net cash used in investing activities	(3,872.0)	(159.7)

Financing activities

Net issuances of notes payable	413.3	57.8

Issuances of long-term debt	4,567.0	2.6

Reductions of long-term debt	(946.2)	—

Net issuances of common stock	7.6	3.0

Cash dividends	(102.7)	(99.2)

Other	0.6	—

Net cash provided by (used) in financing activities	3,939.6	(35.8)

Effect of exchange rate changes on cash	(4.9)	(5.2)

Increase (decrease) in cash and cash equivalents	141.6	(2.3)

Cash and cash equivalents at beginning of period	204.4	150.6

Cash and cash equivalents at end of period	$346.0	$148.3

Refer to Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
for the three months ended March 31, 2001 (unaudited)

1. Accounting policies

The unaudited interim financial information included herein reflects the adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. Such interim information should be read in conjunction with the financial statements and notes thereto contained on pages 24 to 39 of the Company’s 2000 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company’s 2000 Annual Report, except as discussed in Note 6 below. Certain amounts for 2000 have been reclassified to conform to current-period classifications.

The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for other interim periods or the full year.

2. Acquisitions

Keebler acquisition

On March 26, 2001, the Company completed its acquisition of Keebler Foods Company (“Keebler”), in a transaction entered into with Keebler and with Flowers Industries, Inc., the majority shareholder of Keebler. Keebler, headquartered in Elmhurst, Illinois, ranks second in the United States in the cookie and cracker categories and has the third largest food direct store door (DSD) delivery system in the United States.

Under the purchase agreement, the Company paid $42 in cash for each common share of Keebler or approximately $3.65 billion, including $66 million of related acquisition costs. The Company also assumed $205 million in obligations to cash out employee and director stock options, resulting in a total cash outlay for Keebler stock of approximately $3.85 billion. Additionally, the Company assumed approximately $700 million of Keebler debt, bringing the total value of the transaction to $4.55 billion. Approximately 80% of the debt assumed was paid off on the acquisition date.

The acquisition was accounted for under the purchase method and was financed through a combination of short-term and long-term debt. The assets and liabilities of the acquired business are included in the consolidated balance sheet as of March 31, 2001. For purposes of consolidated reporting during 2001, Keebler’s interim results of operations will be reported for the periods ended March 24, 2001, June 16, 2001, October 6, 2001, and December 29, 2001. Therefore, the Company’s first quarter 2001 results do not include any earnings from Keebler operations.

The components of intangible assets included in the initial allocation of purchase price, along with the related straight-line amortization periods, are presented in the following table. The Company is in the process of finalizing fair value appraisals of various assets and obligations that existed as of the acquisition date. As a result, the amount of goodwill could change upon completion of this work.

	Amount	Amortization
	(millions)	period (yrs.)

Trademarks and tradenames	$1,310.0	40

Direct store door (DSD) delivery system	590.0	40

Goodwill	2,880.2	40

Total	$4,780.2

The initial purchase price allocation included $90.6 million of liabilities related to management’s plans to exit certain activities and operations of the acquired company (“exit liabilities”), as presented in the table below. Cash outlays related to these exit plans are projected to be approximately $54 million in 2001, with substantially all remaining amounts in 2002.

	Employee		Lease & other
	severance	Employee	contract	Facility closure
millions	benefits	relocation	termination	costs	Total

Total reserve at March 26, 2001	$59.3	$8.6	$12.3	$10.4	$90.6

Amounts utilized during 2001	(5.7)				(5.7)

Remaining reserve at March 31, 2001	$53.6	$8.6	$12.3	$10.4	$84.9

Exit plans implemented thus far include communication of separation benefits to approximately 70 Keebler administrative employees and the announced closing of a bakery in Denver, Colorado, by May 31, 2001, eliminating approximately 470 employee positions.

The unaudited pro forma combined historical first quarter results, as if Keebler Foods Company had been acquired at the beginning of fiscal 2001 and 2000, respectively, are estimated to be:

	Three months ended March 31 (a),
(millions, except per share data)	2001	2000

Net sales	$2,354.1	$2,382.0

Earnings before extraordinary loss and

cumulative effect of accounting change	$49.9	$143.7

Net earnings	$41.5	$143.7

Net earnings per share	$0.10	$0.35

(a) Keebler results are for the 12 weeks ended March 24, 2001, and March 25, 2000, respectively.

The pro forma results include amortization of the intangibles presented above and interest expense on debt assumed issued to finance the purchase. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each of the fiscal periods presented, nor are they necessarily indicative of future consolidated results.

Prior-year acquisitions

During 2000, the Company paid cash for several business acquisitions. In January, the Company purchased certain assets and liabilities of the Mondo Baking Company Division of Southeastern Mills, Inc., a convenience foods manufacturing operation, for approximately $93 million. In June, the Company acquired the outstanding stock of Kashi Company, a U.S. natural foods company, for approximately $33 million. In July, the Company purchased certain assets and liabilities of The Healthy Snack People business, an Australian convenience foods operation, for approximately $12 million.

3. Restructuring charges

During the past several years, management has commenced major productivity and operational streamlining initiatives in an effort to optimize the Company’s cost structure. The incremental costs of these programs have been reported during these years as restructuring charges. Refer to pages 30-31 of the Company’s 2000 Annual Report for more information on these initiatives.

Operating profit for the three months ended March 31, 2001, includes restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share), related to integration of the Kellogg and Keebler business models and continued actions supporting the Company’s “focus and align” strategy. Specific initiatives include a headcount reduction of about 35 in the U.S. business and global layer of Company management, rationalization of product offerings and other actions to combine the Kellogg and Keebler logistics systems, and further reductions in convenience foods capacity in South East Asia. Approximately 70% of the charges are comprised of asset write-offs, with the remainder consisting of employee severance and other cash costs.

Total cash outlays during the March 2001 year-to-date period for ongoing streamlining initiatives were approximately $14 million, compared to $24 million in 2000. Expected cash outlays are approximately $32 million for the remainder of 2001 and $8 million after 2001.

The components of restructuring charges, as well as reserve balance changes, during the three months ended March 31, 2001, were (in millions):

	Employee
	retirement &
	severance	Asset	Asset	Other
millions	benefits (a)	write-offs	removal	costs	Total

Remaining reserve at

December 31, 2000	$23.3	$—	$16.9	$—	$40.2

2001 restructuring charges	8.5	33.7	5.9	0.2	48.3

Amounts utilized during 2001	(11.7)	(33.7)	(3.2)	(0.2)	(48.8)

Remaining reserve at

March 31, 2001	$20.1	$—	$19.6	$—	$39.7

(a) Charges include approximately $1 of pension and postretirement health care special termination benefits.

As a result of the Keebler acquisition, the Company assumed $14.9 million of reserves for severance and facility closures, related to Keebler’s ongoing restructuring and acquisition-related synergy initiatives.

	Employee
	retirement &
	severance	Asset
millions	benefits	removal	Total

Acquisition-related	$3.3	$10.9	$14.2

Restructuring-related	0.6	0.1	0.7

Total reserve at

March 31, 2001	$3.9	$11.0	$14.9

The restructuring-related reserves are attributable to the closing of Keebler’s manufacturing facility in Sayreville, New Jersey, in 1999, and are expected to be utilized during the remainder of 2001. The acquisition-related reserves are attributable primarily to the closing of various distribution and manufacturing facilities. Of the acquisition-related reserves, approximately $6 million is expected to be utilized in 2001. The remaining balance of approximately $8 million is attributable primarily to non-cancelable lease obligations extending through 2006.

4. Equity

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

		Average	Net
	Net	shares	earnings
(millions, except per share data)	earnings	outstanding	per share

Quarter

2001

Basic	$84.1	405.7	$0.21

Dilutive employee stock options	—	.4	—

Diluted	$84.1	406.1	$0.21

2000

Basic	$161.7	405.5	$0.40

Dilutive employee stock options	—	.1	—

Diluted	$161.7	405.6	$0.40

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. For the Company, comprehensive income for the periods presented consists of net earnings, unrealized gains and losses on cash flow hedges pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation” as follows:

	Before-tax	Tax (expense)	Net-of-tax
(millions)	amount	or benefit	amount

Quarter

2001

Net earnings	$84.1	$—	$84.1

Other comprehensive income (loss):

Foreign currency translation adjustment	(48.1)		(48.1)

Cash flow hedges:

Unrealized loss on cash flow hedges	(89.3)	32.5	(56.8)

Reclassification to net earnings	.1	—	.1

	(137.3)	32.5	(104.8)

Total comprehensive income (loss)	$(53.2)	$32.5	$(20.7)

2000

Net earnings	$161.7	$—	$161.7

Other comprehensive income (loss):

Foreign currency translation adjustment	(23.0)		(23.0)

Cash flow hedges:

Unrealized loss on cash flow hedges	—	—	—

Reclassification to net earnings	—	—	—

	(23.0)	—	(23.0)

Total comprehensive income	$138.7	$—	$138.7

Accumulated other comprehensive income (loss) as of March 31, 2001, and December 31, 2000 consisted of the following:

	March 31,	December 31,
(millions)	2001	2000

Minimum pension liability adjustments	$(6.5)	$(6.5)

Foreign currency translation adjustments	(476.9)	(428.8)

Cash flow hedges — unrealized net loss	(56.7)	—

Total accumulated other comprehensive income (loss)	$(540.1)	$(435.3)

5. Debt

Notes payable at March 31, 2001, consist primarily of short-term debt borrowings in the United States in the amount of $846.5 million with an effective interest rate of 5.7%. Long-term debt consists primarily of fixed rate issuances of U.S. and Euro Dollar Notes, as follows:

(millions)		March 31, 2001	Dec. 31, 2000

	4.875% U.S. Dollar Notes due 2005	$200.0	$200.0

	6.625% Euro Dollar Notes due 2004	500.0	500.0

	6.125% Euro Dollar Notes due 2001	500.0	500.0

(a)	5.75% U.S. Dollar Notes due 2001	—	400.0

(b)	10.75% U.S. Dollar Senior Subordinated Notes due 2006	129.8	—

(c)	5.5% U.S. Dollar Notes due 2003	997.4	—

(c)	6.0% U.S. Dollar Notes due 2006	993.5	—

(c)	6.6% U.S. Dollar Notes due 2011	1,491.2	—

(c)	7.45% U.S. Dollar Debentures due 2031	1,084.9	—

(d)	Other	22.5	10.3

		5,919.3	1,610.3

	Less current maturities	(502.7)	(901.1)

	Balance	$5,416.6	$709.2

(a)	These Notes, originally due in February 2001, provided an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company’s then-current credit spread. In February 2001, the Company paid holders $11.6 million (in addition to the principal amount and accrued interest) to extinguish the Notes prior to the extension date. Thus, for the three months ended March 31, 2001, the Company reported an extraordinary loss, net of tax, of $7.4 million.

(b)	This debt is an obligation of Keebler Foods Company, which became a wholly owned subsidiary of the Company on March 26, 2001 (refer to Note 2). The Notes are guaranteed by substantially all of Keebler Foods Company’s subsidiaries. Associated with the Notes is a $124.0 million notional fixed-to-floating interest rate swap that matures on July 1, 2001. The fair value of the swap at March 31, 2001, was insignificant. The Notes contain standard events of default and covenants, such as restrictions on liens and sale and leaseback transactions. They also contain limits on indebtedness, dividends, loans, affiliate transactions, and sales of assets and stock of subsidiaries. The Company has notified the Trustee of its election to redeem these Notes effective July 1, 2001. The cost to redeem (in addition to principal and accrued interest) of approximately $6 million was recorded as a fair value adjustment to the debt in conjunction with the Keebler purchase accounting.

(c)	On March 29, 2001, the Company issued $4.6 billion of long-term debt instruments, further described in the table below, primarily to finance the acquisition of Keebler Foods Company (refer to Note 2). These instruments were privately placed, or sold outside the United States, in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “1933 Act”). The Company has agreed to file a registration statement to permit the exchange of these debt instruments for new debt securities, which will be substantially identical in all respects, but which will be registered under the 1933 Act. These debt instruments contain standard events of default and covenants. The Notes due 2006 and 2011, and the Debentures due 2031 may be redeemed in whole or part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date).

In conjunction with this issuance, the Company settled $1.9 billion notional amount of forward-starting interest rates swaps for approximately $88 million in cash. The swaps effectively fixed a portion of the interest rate on an equivalent amount of debt prior to issuance. The swaps were designated as cash flow hedges pursuant to SFAS No. 133 (refer to Note 6). As a result, the loss on settlement was recorded in other comprehensive income, net of tax benefit of approximately $32 million, and will be amortized to interest expense over periods of five to thirty years. The effective interest rates presented in the table below reflect this amortization expense, as well as discount on the debt.

	Principal		Effective
millions	amount	Net proceeds	interest rate

5.5% U.S. Dollar Notes due 2003	$1,000.0	$997.4	5.64%

6.0% U.S. Dollar Notes due 2006	1,000.0	993.5	6.39%

6.6% U.S. Dollar Notes due 2011	1,500.0	1,491.2	7.08%

7.45% U.S. Dollar Debentures due 2031	1,100.0	1,084.9	7.62%

Total	$4,600.0	$4,567.0

(d)	This amount includes various indebtedness of the Company or its subsidiaries, including a nominal amount of 7.15% Debentures of Flowers Industries, Inc., a subsidiary of the Company. These Debentures contain standard events of defaults and covenants.

In order to provide additional short-term liquidity in connection with the Keebler Foods Company acquisition referenced above, the Company entered into a 364-Day Credit Agreement, a Five-Year Credit Agreement, and a Bridge Credit Agreement, each dated as of January 19, 2001. The Bridge Credit Agreement would have permitted the Company to borrow up to $4.0 billion, but was terminated by the Company as of March 29, 2001, after the Company issued the $4.6 billion of long-term debt instruments described above. Each of the 364-Day Credit Agreement, which expires in January 2002 (subject to a renewal option), and the Five-Year Credit Agreement, which expires in January 2006, permits the Company or certain subsidiaries to borrow up to $1.15 billion (or certain amounts in foreign currencies under the Five-Year Credit Agreement). These two credit agreements contain standard warranties, events of default, and covenants. They also require the maintenance of at least $700 million of consolidated net worth and a consolidated interest expense coverage ratio (as defined) of at least 3.0, and limit capital lease obligations and subsidiary debt. These credit facilities were unused at March 31, 2001.

Keebler Foods Company is also a party to a note purchase and servicing agreement, which contains standard warranties, events of default, covenants, as well as the financial covenants in the prior paragraph. The agreement also contains limits on indebtedness, dividends, loans and other investments, capital expenditures, affiliate transactions, and sales of assets and stock of subsidiaries.

6. Accounting for derivative instruments and hedging activities

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. For the three months ended March 31, 2001, the Company reported a charge to earnings of $1.0 million (net of tax benefit of $.6 million) and a charge to other comprehensive income of $14.9 million (net of tax benefit of $8.6 million) in order to recognize the fair value of derivative instruments as either assets or liabilities on the balance sheet. The charge to earnings relates to the component of the derivative instruments’ net loss that has been excluded from the assessment of hedge effectiveness.

The Company is exposed to certain market risks which exist as a part of its ongoing business operations and uses derivative financial and commodity instruments, where appropriate, to manage these risks. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The Company designates derivatives as either cash flow hedges, fair value hedges, net investment hedges, or other contracts used to reduce volatility in the translation of foreign currency earnings to U.S. Dollars. The fair values of all hedges are recorded in accounts receivable or other current liabilities. Gains and losses related to the ineffective portion of any hedge are recorded in other income (expense), net. This amount was insignificant during the first quarter of 2001.

Cash flow hedges

Qualifying derivatives are accounted for as cash flow hedges when the hedged item is a forecasted transaction. Gains and losses on these instruments are recorded in other comprehensive income until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income to the Statement of Earnings on the same line item as the underlying transaction.

The total net loss attributable to cash flow hedges recorded in accumulated other comprehensive income at March 31, 2001, was $56.7 million, primarily related to a forward-starting interest rate swap (refer to Note 5), which will be reclassified into interest expense over periods of five to thirty years beginning in the second quarter of 2001. Other insignificant amounts related to foreign currency and commodity price cash flow hedges will be reclassified into earnings during the next twelve months.

Fair value hedges

Qualifying derivatives are accounted for as fair value hedges when the hedged item is a recognized asset, liability, or firm commitment. Gains and losses on these instruments are recorded in earnings, offsetting gains and losses on the hedged item.

Net investment hedges

Qualifying derivative and non-derivative financial instruments held by the parent company are accounted for as net investment hedges when the hedged item is a foreign currency investment in a subsidiary. Gains and losses on these instruments are recorded as a foreign currency translation adjustment in other comprehensive income.

Other contracts

The Company also enters into foreign currency forward contracts to reduce volatility in the translation of foreign currency earnings to U.S. Dollars. Gains and losses on these instruments are recorded in other income (expense), net, generally reducing the exposure to translation volatility during a full-year period.

Foreign exchange risk

The Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany product shipments, and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. The Company assesses foreign currency risk based on transactional cash flows and enters into forward contracts, all of generally less than twelve months duration, to reduce fluctuations in net long or short currency positions.

For foreign currency cash flow and fair value hedges, the assessment of effectiveness is based on changes in spot rates. Changes in time value are reported in other income (expense), net.

Interest rate risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. The Company currently uses interest rate swaps, including forward-starting swaps, to reduce interest rate volatility and funding costs associated with certain debt issues, and to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions.

Variable-to-fixed interest rate swaps are accounted for as cash flow hedges and the assessment of effectiveness is based on changes in the present value of interest payments on the underlying debt. Fixed-to-variable interest rate swaps are accounted for as fair value hedges and the assessment of effectiveness is based on changes in the fair value of the underlying debt, using incremental borrowing rates currently available on loans with similar terms and maturities.

Price risk

The Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials. The Company uses the combination of long cash positions with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted purchases over a duration of generally less than one year.

Commodity contracts are accounted for as cash flow hedges. The assessment of effectiveness is based on changes in futures prices.

7. Operating Segments

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, meat alternatives, pie crusts, and ice cream cones. Kellogg products are manufactured in 19 countries and marketed in more than 160 countries around the world.

The Company is managed in two major divisions — the United States and International — with International further delineated into Europe, Latin America, Canada, Australia, and Asia. This organizational structure is the basis of the operating segment data presented below.

	Three months ended March 31,

(millions)	2001	2000

Net sales

United States	$1,048.0	$1,024.5

Europe	331.0	383.3

Latin America	152.7	147.1

All other operating segments	175.6	195.3

Corporate	—	1.7

Consolidated	$1,707.3	$1,751.9

Operating profit excluding restructuring charges

United States	$177.9	$205.1

Europe	53.6	52.9

Latin America	38.5	35.0

All other operating segments	23.7	29.5

Corporate	(38.2)	(37.3)

Consolidated	255.5	285.2

Restructuring charges	(48.3)	—

Operating profit as reported	$207.2	$285.2

The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statement of Earnings. Intercompany transactions between reportable operating segments were insignificant in the periods presented.

8. Recently issued pronouncements

In April 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached consensus on Issue No. 00-25 “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.” The EITF also delayed the effective date of previously finalized Issue No. 00-14 “Accounting for Certain Sales Incentives” to coincide with the effective date of Issue No. 00-25. Furthermore, the EITF has combined these Issues for purposes of publishing consensus guidance. This guidance will now be effective for Kellogg Company beginning January 1, 2002.

Both of these Issues provide guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. Generally, non-cash consideration is to be classified as a cost of sales.

This guidance is applicable to Kellogg Company in several ways. First, it applies to payments made by the Company to its customers (the retail trade) primarily for conducting consumer promotional activities, such as in-store display and feature price discounts on the Company’s products. Second, it applies to discount coupons and other cash redemption offers that the Company provides directly to consumers. Third, it applies to promotional items such as toys that the Company inserts in or attaches to its product packages (“package inserts”). Consistent with industry practice, the Company has historically classified these items as promotional expenditures within selling, general, and administrative expense (SG&A), and has generally recognized the cost as the related revenue is earned.

Effective January 1, 2002, the Company will reclassify promotional payments to its customers and the cost of consumer coupons and other cash redemption offers from SG&A to net sales. The Company will reclassify the cost of package inserts from SG&A to cost of sales. All comparative periods will be restated. Management is currently assessing the total combined impact of both Issues, including the proforma effect of the Keebler acquisition. However, management believes that based on historical information, combined net sales could be reduced up to 15%, with approximately 95% of this impact reflected in the U.S. operating segment. Combined cost of goods sold could be increased by approximately 1.5%. SG&A would be correspondingly reduced such that net earnings will not be affected.

KELLOGG COMPANY

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, meat alternatives, pie crusts, and ice cream cones. Kellogg products are manufactured in 19 countries and marketed in more than 160 countries around the world. The Company is managed in two major divisions — the United States and International — with International further delineated into Europe, Latin America, Canada, Australia, and Asia. This organizational structure is the basis of the operating segment data presented in this filing.

During the first quarter of 2001, we completed our acquisition of Keebler Foods Company (the “Keebler acquisition”), making Kellogg Company a leading competitor in the U.S. cookie and cracker categories. Consistent with our previously announced “focus and align” strategy, we increased investment in our U.S. cereal business, and prepared for integration of the Keebler business during the quarter. As expected, we experienced short-term disruptions in sales related to refocusing various international markets and reducing certain U.S. convenience foods inventory, anticipating the future distribution of these products through Keebler’s direct store door (DSD) delivery system. Unfavorable foreign currency movements also significantly impacted sales and operating profit. As a result, consolidated net sales and earnings for the quarter were down from the prior-year period. However, sales and dollar market share were up in the U.S. retail cereal business.

During the first quarter of 2001, we reported restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share) related to integration of the Kellogg and Keebler business models and continued actions supporting our “focus and align” strategy. First quarter 2001 net earnings also included an extraordinary loss related to extinguishment of long-term debt and a charge to net earnings for the cumulative effect of an accounting change. These items have been excluded from all applicable amounts presented below for purposes of comparison between years. Reported results for the quarter are reconciled to comparable results, as follows:

	Net earnings (millions)			Net earnings per share (a)

	2001	2000	Change	2001	2000	Change

Reported consolidated results	$84.1	$161.7		$.21	$.40

Restructuring charges	30.3			.07

Extraordinary loss	7.4			.02

Cumulative effect of accounting change	1.0			—

Comparable consolidated results	$122.8	$161.7	-24.1%	$.30	$.40	-25.0%

(a) Represents both basic and diluted earnings per share.

The year-to-date decrease in earnings per share of $.10 consisted of $.04 from business investment, $.04 from a higher effective tax rate due primarily to the Keebler acquisition, and $.02 from unfavorable foreign currency movements.

The following tables provide an analysis of net sales and operating profit performance for the first quarter 2001:

	Ready-to-eat	Convenience
(dollars in millions)	cereal	foods	Consolidated

2001 net sales	$1,265.9	$441.4	$1,707.3

2000 net sales	$1,304.6	$447.3	$1,751.9

% change - 2001 vs. 2000:

Volume	-1.1%	+1.4%	-.5%

Pricing/mix	+1.1%	-2.3%	+.3%

Acquisitions & dispositions (a)	+.9%	+1.3%	+1.1%

Foreign currency impact	-3.9%	-1.7%	-3.4%

Total change	-3.0%	-1.3%	-2.5%

				Other
	United		Latin	operating		Consoli-
(dollars in millions)	States	Europe	America	(b)	Corporate	dated

2001 net sales	$1,048.0	$331.0	$152.7	$175.6	—	$1,707.3

2000 net sales	$1,024.5	$383.3	$147.1	$195.3	$1.7	$1,751.9

% change - 2001 vs. 2000:

Volume	+2.5%	-9.7%	+7.0%	+1.6%		-.5%

Pricing/mix	-1.8%	+4.6%	-.4%	-2.4%		+.3%

Acquisitions & dispositions (a)	+1.6%	—	—	+1.1%		+1.1%

Foreign currency impact	—	-8.5%	-2.8%	-10.4%		-3.4%

Total change	+2.3%	-13.6%	+3.8%	-10.1%	n/a	-2.5%

				Other
	United		Latin	operating		Consoli-
(dollars in millions)	States	Europe	America	(b)	Corporate	dated

2001 operating profit	$139.7	$53.6	$38.5	$16.7	($41.3)	$207.2

2001 restructuring charges (c)	38.2			7.0	3.1	48.3

2001 operating profit excluding

restructuring charges	$177.9	$53.6	$38.5	$23.7	($38.2)	$255.5

2000 operating profit	$205.1	$52.9	$35.0	$29.5	($37.3)	$285.2

% change - 2001 vs. 2000:

Comparable business	-13.5%	+11.8%	+12.4%	-9.7%	+1.5%	-6.8%

Acquisitions & dispositions (a)	+.2%	—	—	+.8%	—	+.3%

Foreign currency impact	—	-10.4%	-2.3%	-10.5%	-4.4%	-3.9%

Total change	-13.3%	+1.4%	+10.1%	-19.4%	-2.9%	-10.4%

(a)	Includes results from Kashi Company, a U.S. natural foods company, acquired in June 2000 and from The Healthy Snack People business, an Australian convenience foods operation, acquired in July 2000.

(b)	Includes Canada, Australia, and Asia.

(c)	Refer to separate section below for further information.

On a comparable business basis, consolidated net sales were nearly flat (favorable pricing/mix of .3% less volume decline of .5%), as a 2% increase in U.S. retail cereal sales and double-digit growth in Mexico were offset by shortfalls in other major markets, primarily U.S. convenience foods and Europe. The decline in U.S. convenience foods sales was attributable primarily to our efforts to rationalize product offerings and reduce inventories of products to be distributed through Keebler’s DSD system, beginning in the second quarter. In fact, excluding sales from these products, U.S. convenience foods sales would have increased 6%. Sales in Europe were negatively impacted by delayed marketing investment amidst sluggish cereal category growth, as well as the discontinuation of the Company’s private-label program in Germany.

On a comparable business basis, consolidated operating profit declined 6.8%, resulting primarily from the impact of increased investment in U.S. marketing and additional sales force hiring and training, lower volume, and business disruption from strategic restructuring activities in various international markets, including the scaling back of our convenience foods business in several smaller markets. These factors reduced margins, as reflected in the table below:

Consolidated - for the
three months ended
March 31,	2001	2000	Change

Gross margin	51.7%	52.2%	-.5%

SGA% (d)	36.7%	35.9%	-.8%

Operating margin	15.0%	16.3%	-1.3%

(d) Selling, general, and administrative expense as a percentage of net sales.

Gross interest expense for the quarter, prior to amounts capitalized, was up versus the prior year, due to higher average debt balances during the quarter, as well as interest expense on debt issued late in the quarter to finance the Keebler acquisition.

(dollars in millions)	2001	2000	Change

Gross interest expense	$41.9	$34.4	-21.5%

For the quarter, the consolidated effective tax rate was significantly increased over the prior year, primarily as a result of anticipating the full-year impact of the Keebler acquisition on non-deductible goodwill and the level of U.S. tax on current-year foreign subsidiary earnings.

Consolidated
effective tax rate	2001	2000	Change

Comparable (e)	43.3%	36.0%	-7.3%

As reported	45.1%	36.0%	-9.1%

(e) Excludes restructuring charges, extraordinary loss, and cumulative effect of accounting change

Restructuring charges

During the past several years, we have commenced major productivity and operational streamlining initiatives in an effort to optimize our cost structure. The incremental costs of these programs have been reported during these years as restructuring charges. Refer to pages 30-31 of our 2000 Annual Report for more information on these initiatives.

Operating profit for the three months ended March 31, 2001, includes restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share), related to integration of the Kellogg and Keebler business models and continued actions supporting our “focus and align” strategy. Specific initiatives include a headcount reduction of about 35 in the U.S. business and global layer of our management, rationalization of product offerings and other actions to combine the Kellogg and Keebler logistics systems, and further reductions in convenience foods capacity in South East Asia. Approximately 70% of the charges are comprised of asset write-offs, with the remainder consisting of employee severance and other cash costs. Savings generated from certain of these initiatives are expected to contribute to acquisition-related cost synergies related to the Keebler acquisition.

Total cash outlays during the March 2001 year-to-date period for ongoing streamlining initiatives were approximately $14 million, compared to $24 million in 2000. Expected cash outlays are approximately $32 million for the remainder of 2001 and $8 million after 2001. Total incremental pre-tax savings expected from all streamlining initiatives during 2001 (except those connected with the Keebler integration) are approximately $75 million. Refer to Note 3 for further information regarding the components of restructuring charges, as well as reserve balance changes, during the three months ended March 31, 2001.

As a result of the Keebler acquisition, we assumed $14.9 million of reserves for severance and facility closures, related to Keebler’s ongoing restructuring and acquisition-related synergy initiatives. Approximately $7 million of those reserves are expected to be fully utilized in 2001, with the remainder being attributable primarily to non-cancelable lease obligations extending through 2006. Refer to Note 3 for further information on these reserve balances.

Keebler acquisition

On March 26, 2001, we completed our acquisition of Keebler in a transaction entered into with Keebler and with Flowers Industries, Inc., the majority shareholder of Keebler. Keebler, headquartered in Elmhurst, Illinois, ranks second in the United States in the cookie and cracker categories and has the third largest food direct store door (DSD) delivery system in the United States.

Under the purchase agreement, we paid $42 in cash for each common share of Keebler or approximately $3.65 billion, including $66 million of related acquisition costs. We also assumed $205 million in obligations to cash out employee and director stock options, resulting in a total cash outlay for Keebler stock of approximately $3.85 billion. Additionally, we assumed approximately $700 million of Keebler debt, bringing the total value of the transaction to $4.55 billion. Approximately 80% of the debt assumed was paid off on the acquisition date.

The acquisition was accounted for under the purchase method and was financed through a combination of short-term and long-term debt. The assets and liabilities of the acquired business are included in the consolidated balance sheet as of March 31, 2001. For purposes of consolidated reporting during 2001, Keebler’s interim results of operations will be reported for the periods ended March 24, 2001, June 16, 2001, October 6, 2001, and December 29, 2001. Therefore, our first quarter 2001 results do not include any earnings from Keebler operations.

As a result of the acquisition, we expect amortization expense to increase by approximately $120 million (approximately $100 million after related deferred tax benefit) on an annualized basis. We are in the process of finalizing fair value appraisals of various assets and obligations that existed as of the acquisition date. As a result, the amount of goodwill — and related amortization expense — could change upon completion of this work. Refer to Note 2 for further information on goodwill and the components of intangible assets.

The initial purchase price allocation included $90.6 million of liabilities related to our plans to exit certain activities and operations of the acquired company (“exit liabilities”), comprised of Keebler employee severance and relocation, contract cancellation, and facility closure costs (refer to Note 2 for further information). Cash outlays related to these exit plans are projected to be approximately $54 million in 2001, with substantially all remaining amounts in 2002. Exit plans implemented thus far include communication of separation benefits to approximately 70 Keebler administrative employees and the announced closing of a bakery in Denver, Colorado, by May 31, 2001, eliminating approximately 470 employee positions. Additional actions, which are expected to be implemented over the next two years, will be announced as exit plans are initiated.

As a result of our integration activities, we expect to experience business disruption and incur costs for Kellogg employee relocation, employee retention and recruiting, and consolidation of computer systems, manufacturing capacity, and distribution systems. In total, operating profit could be reduced by approximately $100 million during the remainder of 2001 and 2002. The transition to DSD distribution for certain Kellogg convenience foods products is expected to begin in June, and should be completed during the third quarter. As a result, we expect the majority of the business disruption and integration costs to occur during the second and third quarters of 2001, with a lesser amount occurring after those periods depending on timing of implementation of various supply chain and information technology initiatives. The integration of Keebler is expected to generate approximately $170 million of annual pretax cost synergies by 2003, with approximately $20 million of this amount being achieved in 2001. Supply chain initiatives are expected to generate the bulk of these cost synergies.

Prior-year acquisitions

During 2000, we paid cash for several business acquisitions. In January, we purchased certain assets and liabilities of the Mondo Baking Company Division of Southeastern Mills, Inc, a convenience foods manufacturing operation, for approximately $93 million. In June, we acquired the outstanding stock of Kashi Company, a U.S. natural foods company, for approximately $33 million. In July, we purchased certain assets and liabilities of The Healthy Snack People business, an Australian convenience foods operation, for approximately $12 million.

Liquidity and capital resources

For the first quarter of 2001, net cash provided by operating activities was $78.9 million, down $119.5 million from the prior-year amount of $198.4 million. The decrease was primarily due to lower earnings and an $88 million payment to settle interest rate hedges, as discussed further below. Despite this shortfall, core working capital (trade receivables, inventory, trade payables) trends, excluding amounts from the Keebler acquisition, were favorable, with core working capital representing approximately 8.5% of net sales, versus the year-ago level of approximately 9.7%. We expect our measure of full-year “cash flow” (net cash provided by operating activities less expenditures for property additions) to be approximately even with the 2000 level of $650 million.

Net cash used in investing activities was $3.87 billion, up from $159.7 million in 2000, as a result of the Keebler acquisition, discussed above. Expenditures for property additions declined $42.7 million from the prior year. In relation to net sales, property expenditures were favorable versus the prior year at 1.6% of net sales, versus 4.0% in 2000. We believe full-year 2001 expenditures for property additions will represent approximately 3% of net sales or approximately $325 million. This amount includes some one-time investment related to the Keebler integration.

Net cash provided by financing activities was $3.94 billion, related primarily to issuance of $4.6 billion of long-term debt instruments to finance the Keebler acquisition, net of $946.2 million of long-term debt retirements. The debt retirements consisted of $400 million of Extendable Notes due February 2001 and $546.2 million of Notes previously held by Keebler Foods Company. Our year-to-date 2001 per share dividend payment was $.2525, up from $.245 in the comparable prior-year period.

In February 2001, we paid holders $11.6 million (in addition to the principal amount and accrued interest) to extinguish $400 million of Extendable Notes prior to the extension date. Thus, for the three months ended March 31, 2001, we reported an extraordinary loss, net of tax, of $7.4 million.

At March 31, 2001, consolidated long-term debt included $129.8 million of 10.75% Senior Subordinated Notes, which is an obligation of Keebler Foods Company. We have notified the Trustee of our election to redeem these Notes effective July 1, 2001. The cost to redeem (in addition to principal and accrued interest) of approximately $6 million was recorded as a fair value adjustment to the debt in conjunction with the Keebler purchase accounting.

On March 29, 2001, we issued $4.6 billion of long-term debt instruments primarily to finance the Keebler acquisition. These instruments were privately placed, or sold outside the United States, in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “1933 Act”). We have agreed to file a registration statement to permit the exchange of these debt instruments for new debt securities, which will be substantially identical in all respects, but which will be registered under the 1933 Act.

In conjunction with this issuance, we settled $1.9 billion notional amount of forward-starting interest rates swaps for approximately $88 million in cash. The swaps effectively fixed a portion of the interest rate on an equivalent amount of debt prior to issuance. The swaps were designated as cash flow hedges pursuant to SFAS No. 133 (refer to Note 6). As a result, the loss on settlement was recorded in other comprehensive income, net of tax benefit of approximately $32 million, and will be amortized to interest expense over periods of five to thirty years. As a result of this amortization expense, as well as discount on the debt, the overall effective interest rate on the total $4.6 billion long-term debt issuance is expected to be approximately 6.75% during 2001. We expect full-year interest expense to be slightly less than $400 million.

In order to provide additional short-term liquidity in connection with the Keebler acquisition, we entered into a 364-Day Credit Agreement and a Five-Year Credit Agreement each dated as of January 19, 2001. Each of the 364-Day Credit Agreement, which expires in January 2002 (subject to a renewal option), and the Five-Year Credit Agreement, which expires in January 2006, permits the Company or certain subsidiaries to borrow up to $1.15 billion (or certain amounts in foreign currencies under the Five-Year Credit Agreement). These two credit agreements require the maintenance of at least $700 million of consolidated net worth and a consolidated interest expense coverage ratio (as defined) of at least 3.0, and limit capital lease obligations and subsidiary debt. These credit facilities were unused at March 31, 2001.

Despite the substantial amount of debt incurred to finance the Keebler acquisition, we believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs through our strong cash flow and program of issuing short-term debt and maintaining credit facilities on a global basis.

Accounting changes

On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. For the three months ended March 31, 2001, we reported a charge to earnings of $1.0 million (net of tax benefit of $.6 million) and a charge to other comprehensive income of $14.9 million (net of tax benefit of $8.6 million) in order to recognize the fair value of derivative instruments as either assets or liabilities on the balance sheet. The charge to earnings relates to the component of the derivative instruments’ net loss that has been excluded from the assessment of hedge effectiveness.

In April 2001, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached consensus on Issue No. 00-25 “Vendor Income Statement Characterization of Consideration to a Purchaser of the Vendor’s Products or Services.” The EITF also delayed the effective date of previously finalized Issue No. 00-14, “Accounting for Certain Sales Incentives” to coincide with the effective date of Issue No. 00-25. Furthermore, the EITF has combined these Issues for purposes of publishing consensus guidance. This guidance will now be effective for Kellogg Company beginning January 1, 2002.

Both of these Issues provide guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. Generally, non-cash consideration is to be classified as a cost of sales.

This guidance is applicable to Kellogg Company in several ways. First, it applies to payments we make to our customers (the retail trade) primarily for conducting consumer promotional activities, such as in-store display and feature price discounts on our products. Second, it applies to discount coupons and other cash redemption offers that we provide directly to consumers. Third, it applies to promotional items such as toys that the we insert in or attach to our product packages (“package inserts”). Consistent with industry practice, we have historically classified these items as promotional expenditures within selling, general, and administrative expense (SG&A), and have generally recognized the cost as the related revenue is earned.

Effective January 1, 2002, we will reclassify promotional payments to our customers and the cost of consumer coupons and other cash redemption offers from SG&A to net sales. We will reclassify the cost of package inserts from SG&A to cost of sales. All comparative periods will be restated. We are currently assessing the total combined impact of both Issues, including the pro forma effect of the Keebler acquisition. However, we believe that based on historical information, combined net sales could be reduced up to 15%, with approximately 95% of this impact reflected in the U.S. operating segment. Combined cost of goods sold could be increased by approximately 1.5%. SG&A would be correspondingly reduced such that net earnings will not be affected.

Forward-looking statements

Our Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy and plans; integration activities, costs, and synergies related to the Keebler acquisition; cash outlays and savings related to restructuring actions; the impact of accounting changes; our ability to meet interest and debt principal repayment obligations; the effect of the Keebler acquisition on factors which impact the effective income tax rate; amortization expense; cash flow; property addition expenditures; reserve utilization; and interest expense. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should”, or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. In particular, future results or activities could be affected by factors related to the Keebler acquisition, including integration problems, failures to achieve synergies, unanticipated liabilities, and the substantial amount of debt incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn and place us at a competitive disadvantage relative to less leveraged competitors. In addition, our future results could be affected by a variety of other factors, including

•	competitive conditions in our markets;

•	marketing spending levels and pricing actions of competitors;

•	the impact of competitive conditions, marketing spending, and/or incremental pricing actions on actual volumes and product mix;

•	effectiveness of advertising and marketing spending or programs;

•	the success of new product introductions;

•	the availability of and interest rates on short-term financing

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	commodity price and labor cost fluctuations;

•	changes in consumer preferences;

•	changes in U.S. or foreign regulations affecting the food industry;

•	expenditures necessary to carry out restructuring initiatives and savings derived from these initiatives, and;

•	foreign economic conditions, including currency rate fluctuations.

Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of security holders during the quarter for which the report is filed.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

	4.01	—	Indenture dated March 15, 2001 between the Company and BNY Midwest Trust Company

	4.02	—
Supplemental Indenture dated March 29, 2001 between the Company and BNY Midwest Trust Company, including the forms of 5.50% Notes due 2003, the 6.00% Notes due 2006, the 6.60% Notes due 2011, and the 7.45% Debentures due 2031

	10.01	—	Agreement between the Company and Sam Reed dated October 26, 2000

	10.02	—	Amendment dated February 22, 2001, to the agreement between the Company and Sam Reed

	10.03	—	Agreement between the Company and David Vermylen dated October 26, 2000

	10.04	—	Amendment dated February 22, 2001, to the agreement, between the Company and David Vermylen

(b) Reports on Form 8-K:

The Company filed a Form 8-K, dated March 26, 2001, reporting the completion of the Keebler Foods Company acquisition under Item 2. The Form 8-K also incorporated the audited consolidated balance sheets and related statements of operations, shareholders’ equity and cash flows of Keebler Foods Company and subsidiaries at December 30, 2000 and January 1, 2000, and for each of the three years in the period ended December 30, 2000, and contained pro forma financial information related to the acquisition, under Item 7.

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

T. J. Webb
Principal Financial Officer; Executive Vice President — Chief Financial Officer

/s/ J. M. Boromisa

J. M. Boromisa Principal Accounting Officer; Vice President — Corporate Controller

Date: May 11, 2001

KELLOGG COMPANY

EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

4.01	Indenture dated March 15, 2001 between the Company and BNY Midwest Trust Company	E

4.02
Supplemental Indenture dated March 29, 2001 between the Company and BNY Midwest Trust Company, including the forms of 5.50% Notes due 2003, the 6.00% Notes due 2006, the 6.60% Notes due 2011, and the 7.45% Debentures due 2031
E

10.01	Agreement between the Company and Sam Reed dated October 26, 2000	E

10.02	Amendment dated February 22, 2001, to the agreement between the Company and Sam Reed	E

10.03	Agreement between the Company and David Vermylen dated October 26, 2000	E

10.04	Amendment dated February 22, 2001, to the agreement between the Company and David Vermylen	E