Form 10-Q
period 2001-06-30
KELLOGG CO
filed 2001-08-10
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes                 No

Common Stock outstanding July 31, 2001 — 406,166,805 shares

KELLOGG COMPANY

INDEX

PART I - Financial Information	Page

Item 1:

Consolidated Balance Sheet — June 30, 2001, and December 31, 2000	2

Consolidated Statement of Earnings — three and six months ended June 30, 2001 and 2000	3

Consolidated Statement of Cash Flows — six months ended June 30, 2001 and 2000	4

Notes to Consolidated Financial Statements	5-18

Item 2:

Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-31

PART II — Other Information

Item 4:

Submission of Matters to a Vote of Security Holders	32

Item 6:

Exhibits and Reports on Form 8-K	32-33

Signatures	34

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	June 30,	December 31,
	2001	2000
	(unaudited)	*

Current assets

Cash and cash equivalents	$240.6	$204.4

Accounts receivable, net	896.6	685.3

Inventories:

Raw materials and supplies	176.2	138.2

Finished goods and materials in process	360.3	305.6

Other current assets	329.5	273.3

Total current assets	2,003.2	1,606.8

Property, net of accumulated depreciation of $2,587.8 and $2,508.3	2,968.1	2,526.9

Goodwill, net of accumulated amortization of $29.9 and $10.5	3,084.2	208.2

Other intangibles, net of accumulated amortization of $33.4 and $18.6	2,083.7	199.2

Other assets	399.8	355.2

Total assets	$10,539.0	$4,896.3

Current liabilities

Current maturities of long-term debt	$633.4	$901.1

Notes payable	613.8	485.2

Accounts payable	490.0	388.2

Income taxes	76.8	130.8

Other current liabilities	966.4	587.3

Total current liabilities	2,780.4	2,492.6

Long-term debt	5,286.8	709.2

Nonpension postretirement benefits	483.9	408.5

Deferred income taxes and other liabilities	1,188.7	388.5

Shareholders’ equity

Common stock, $.25 par value	103.8	103.8

Capital in excess of par value	98.4	102.0

Retained earnings	1,494.3	1,501.0

Treasury stock, at cost	(360.7)	(374.0)

Accumulated other comprehensive income	(536.6)	(435.3)

Total shareholders’ equity	799.2	897.5

Total liabilities and shareholders’ equity	$10,539.0	$4,896.3

*Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries
CONSOLIDATED EARNINGS
(millions, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
(Results are unaudited)	2001	2000	2001	2000

Net sales	$2,342.9	$1,801.1	$4,050.2	$3,553.0

Cost of goods sold	1,101.5	849.5	1,925.3	1,686.4

Selling and administrative expense	940.1	671.7	1,568.1	1,301.5

Restructuring charges	—	21.3	48.3	21.3

Operating profit	301.3	258.6	508.5	543.8

Interest expense	106.9	34.2	147.6	66.0

Other income (expense), net	(8.9)	8.4	(7.0)	7.6

Earnings before income taxes, extraordinary loss, and cumulative effect of accounting change	185.5	232.8	353.9	485.4

Income taxes	70.9	81.9	146.8	172.8

Earnings before extraordinary loss and cumulative effect of accounting change	114.6	150.9	207.1	312.6

Extraordinary loss (net of tax)	—	—	(7.4)	—

Cumulative effect of accounting change (net of tax)	—	—	(1.0)	—

Net earnings	$114.6	$150.9	$198.7	$312.6

Per share amounts (basic and diluted):

Earnings before extraordinary loss and cumulative effect of accounting change	$.28	$.37	$.51	$.77

Extraordinary loss (net of tax)	—	—	($.02)	—

Cumulative effect of accounting change (net of tax)	—	—	—	—

Net earnings per share	$.28	$.37	$.49	$.77

Dividends per share	$.2525	$.245	$.5050	$.490

Average shares outstanding	405.9	405.6	405.8	405.5

Actual shares outstanding at period end			406.0	405.6

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Six months ended
	June 30,
(Results are unaudited)	2001	2000

Operating activities

Net earnings	$198.7	$312.6

Items in net earnings not requiring cash:

Depreciation and amortization	185.1	143.2

Deferred income taxes	(20.0)	9.0

Restructuring charges, net of cash paid	46.4	19.3

Other	(67.9)	14.3

Postretirement benefit plan contributions	(40.4)	(51.9)

Changes in operating assets and liabilities	116.8	(54.6)

Net cash provided by operating activities	418.7	391.9

Investing activities

Additions to properties	(78.8)	(127.4)

Acquisitions of businesses	(3,853.7)	(124.7)

Other	0.9	(3.4)

Net cash used in investing activities	(3,931.6)	(255.5)

Financing activities

Net issuances of notes payable	128.7	85.9

Issuances of long-term debt	4,567.0	1.6

Reductions of long-term debt	(946.9)	—

Net issuances of common stock	9.6	4.2

Cash dividends	(205.4)	(198.8)

Other	0.6	—

Net cash provided by (used in) financing activities	3,553.6	(107.1)

Effect of exchange rate changes on cash	(4.5)	(7.6)

Increase in cash and cash equivalents	36.2	21.7

Cash and cash equivalents at beginning of period	204.4	150.6

Cash and cash equivalents at end of period	$240.6	$172.3

Refer to Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
for the three and six months ended June 30, 2001 (unaudited)

1. Accounting policies

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 24 to 39 of the Company’s 2000 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company’s 2000 Annual Report, except as discussed in Note 6 below. Certain amounts for 2000 have been reclassified to conform to current-period classifications.

The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for other interim periods or the full year.

2. Acquisitions

Keebler acquisition

On March 26, 2001, the Company completed its acquisition of Keebler Foods Company (“Keebler”) in a transaction entered into with Keebler and with Flowers Industries, Inc., the majority shareholder of Keebler. Keebler, headquartered in Elmhurst, Illinois, ranks second in the United States in the cookie and cracker categories and has the third largest food direct store door (DSD) delivery system in the United States.

Under the purchase agreement, the Company paid $42 in cash for each common share of Keebler or approximately $3.65 billion, including $66 million of related acquisition costs. The Company also assumed $208 million in obligations to cash out employee and director stock options, resulting in a total cash outlay for Keebler stock of approximately $3.86 billion. Additionally, the Company assumed approximately $700 million of Keebler debt, bringing the total value of the transaction to $4.56 billion. Approximately 80% of the debt assumed was refinanced on the acquisition date.

The acquisition was accounted for under the purchase method and was financed through a combination of short-term and long-term debt. The assets and liabilities of the acquired business were included in the consolidated balance sheet as of March 31, 2001. For purposes of consolidated reporting during 2001, Keebler’s interim results of operations are being reported for the periods ended March 24, 2001, June 16, 2001, October 6, 2001, and December 29, 2001. Therefore, Keebler results from the date of acquisition to June 16, 2001, have been included in the Company’s second quarter 2001 results.

As of June 30, 2001, the components of intangible assets included in the allocation of purchase price, along with the related straight-line amortization periods, are presented in the following table. The Company is in the process of finalizing valuations of several assets and obligations that existed as of the acquisition date. As a result, the amount of goodwill could change upon completion of this work.

	Amount	Amortization
	(millions)	period (yrs.)

Trademarks and tradenames	$1,310.0	40

Direct store door (DSD) delivery system	590.0	40

Goodwill	2,894.3	40

Total	$4,794.3

As of June 30, 2001, the purchase price allocation included $88.9 million of liabilities related to management’s plans to exit certain activities and operations of the acquired company (“exit liabilities”), as presented in the table below. Cash outlays related to these exit plans are projected to be approximately $50 million in 2001, with substantially all remaining amounts spent in 2002.

	Employee		Lease & other
	severance	Employee	contract	Facility closure
millions	benefits	relocation	termination	costs	Total

Total reserve at March 26, 2001 :

Original estimate	$59.3	$8.6	$12.3	$10.4	$90.6

Purchase accounting adjustments	1.0	—	(2.7)		(1.7)

Adjusted	$60.3	$8.6	$9.6	$10.4	$88.9

Amounts utilized during 2001	(15.7)	(0.1)	(0.5)	(0.4)	(16.7)

Remaining reserve at June 30, 2001	$44.6	$8.5	$9.1	$10.0	$72.2

Exit plans implemented thus far include separation of approximately 70 Keebler administrative employees and closing of a bakery in Denver, Colorado, eliminating approximately 470 employee positions. Additionally, during June 2001, the Company communicated plans to transfer portions of Keebler’s Grand Rapids, Michigan, bakery production to other plants in the United States during the next 12 months. The impact of this initiative on the current workforce of approximately 675 employees is, in part, dependent on discussions under way with union and local government officials.

The following tables include the unaudited pro forma combined results as if Kellogg Company had acquired Keebler Foods Company as of the beginning of either 2001 or 2000, instead of March 26, 2001. The first table also includes consolidated results for the second quarter of 2001 for comparison purposes only (Keebler was part of Kellogg Company for this entire period.)

Each pro forma period presented below includes separate company results of Keebler Foods Company as follows:

Pro forma Periods	Keebler Periods
Three months ended June 30, 2000 Six months ended June 30, 2000 Six months ended June 30, 2001	12 weeks ended June 17, 2000 24 weeks ended June 17, 2000 12 weeks ended March 24, 2001

	Three months ended June 30 (a),
(millions, except per share data)	2001	2000

Net sales	$2,342.9	$2,397.1

Earnings before extraordinary loss and cumulative effect of accounting change	$114.6	$119.2

Net earnings	$114.6	$119.2

Net earnings per share	$0.28	$0.29

	Six months ended June 30 (a),
(millions, except per share data)	2001	2000

Net sales	$4,697.0	$4,779.1

Earnings before extraordinary loss and cumulative effect of accounting change	$164.3	$262.7

Net earnings	$155.9	$262.7

Net earnings per share	$0.38	$0.65

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

Operating profit for the six months ended June 30, 2001, includes restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share), related to preparing Kellogg for the Keebler integration and continued actions supporting the Company’s “focus and align” strategy. Specific initiatives included a headcount reduction of about 35 in the U.S. business and global layer of Company management, rationalization of product offerings and other actions to combine the Kellogg and Keebler logistics systems, and further reductions in convenience foods capacity in South East Asia. Approximately 70% of the charges were comprised of asset write-offs, with the remainder consisting of employee severance and other cash costs.

Operating profit for the three and six months ended June 30, 2000, includes restructuring charges of $21.3 million ($14.7 million after tax or $.04 per share) for a supply chain efficiency initiative in Europe. The charges were comprised principally of voluntary employee retirement and separation benefits related to an hourly and salaried headcount reduction of approximately 190 during 2000.

Total cash outlays during the June 2001 year-to-date period for ongoing streamlining initiatives were approximately $23 million, compared to $34 million in 2000. Expected cash outlays are approximately $19 million for the remainder of 2001, with the balance of the reserves spent after 2001.

The components of restructuring charges, as well as reserve balance changes, during the six months ended June 30, 2001, were:

	Employee
	retirement &
	severance	Asset	Asset	Other
millions	benefits (a)	write-offs	removal	costs	Total

Remaining reserve at December 31, 2000	$23.3	$—	$16.9	$—	$40.2

2001 restructuring charges	8.5	33.7	5.9	0.2	48.3

Amounts utilized during 2001	(16.7)	(33.7)	(7.2)	(0.2)	(57.8)

Remaining reserve at June 30, 2001	$15.1	$—	$15.6	$—	$30.7

(a)	Charges include approximately $1 of pension and postretirement health care special termination benefits.

As a result of the Keebler acquisition, the Company assumed $14.9 million of reserves for severance and facility closures, related to Keebler’s ongoing restructuring and acquisition-related synergy initiatives.

	Employee
	retirement &
	severance	Asset
millions	benefits	removal	Total

Acquisition-related	$3.3	$10.9	$14.2

Restructuring-related	0.6	0.1	0.7

Total reserve at March 26, 2001	$3.9	$11.0	$14.9

Amounts utilized during 2001	(1.8)	(0.6)	(2.4)

Remaining reserve at June 30, 2001	$2.1	$10.4	$12.5

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

4. Equity

Earnings per share

Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company and had an insignificant impact on earnings per share during the periods presented. Basic net earnings per share is reconciled to diluted net earnings per share as follows:

		Average	Net
	Net	shares	earnings
(millions, except per share data)	earnings	outstanding	per share

Quarter

2001

Basic	$114.6	405.9	$0.28

Dilutive employee stock options	—	.4	—

Diluted	$114.6	406.3	$0.28

2000

Basic	$150.9	405.6	$0.37

Dilutive employee stock options	—	.5	—

Diluted	$150.9	406.1	$0.37

Year-to-date

2001

Basic	$198.7	405.8	$.49

Dilutive employee stock options	—	.4	—

Diluted	$198.7	406.2	$0.49

2000

Basic	$312.6	405.5	$0.77

Dilutive employee stock options	—	.2	—

Diluted	$312.6	405.7	$0.77

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

	Before-tax	Tax (expense)	Net-of-tax
(millions)	amount	or benefit	amount

Quarter

2001

Net earnings	$114.6	$—	$114.6

Other comprehensive income (loss):

Foreign currency translation adjustment	3.3		3.3

Cash flow hedges:

Unrealized loss on cash flow hedges	(2.1)	0.9	(1.2)

Reclassification to net earnings	2.3	(0.9)	1.4

	3.5	—	3.5

Total comprehensive income	$118.1	$—	$118.1

2000

Net earnings	$150.9	$—	$150.9

Other comprehensive income (loss):

Foreign currency translation adjustment	(43.3)		(43.3)

Cash flow hedges:

Unrealized loss on cash flow hedges	—	—	—

Reclassification to net earnings	—	—	—

	(43.3)	—	(43.3)

Total comprehensive income	$107.6	$—	$107.6

	Before-tax	Tax (expense)	Net-of-tax
(millions)	amount	or benefit	amount

Year-to-date

2001

Net earnings	$198.7	$—	$198.7

Other comprehensive income (loss):

Foreign currency translation adjustment	(44.8)		(44.8)

Cash flow hedges:

Unrealized loss on cash flow hedges	(91.4)	33.4	(58.0)

Reclassification to net earnings	2.4	(0.9)	1.5

	(133.8)	32.5	(101.3)

Total comprehensive income	$64.9	$32.5	$97.4

2000

Net earnings	$312.6	$—	$312.6

Other comprehensive income (loss):

Foreign currency translation adjustment	(66.3)		(66.3)

Cash flow hedges:

Unrealized loss on cash flow hedges	—	—	—

Reclassification to net earnings	—	—	—

	(66.3)	—	(66.3)

Total comprehensive income	$246.3	$—	$246.3

Accumulated other comprehensive income (loss) as of June 30, 2001, and December 31, 2000 consisted of the following:

	June 30,	December 31,
(millions)	2001	2000

Minimum pension liability adjustments	$(6.5)	$(6.5)

Foreign currency translation adjustments	(473.6)	(428.8)

Cash flow hedges — unrealized net loss	(56.5)	—

Total accumulated other comprehensive income (loss)	$(536.6)	$(435.3)

5. Debt

Notes payable at June 30, 2001, consist primarily of short-term debt borrowings in the United States in the amount of $580.7 million with an effective interest rate of 4.8%. Long-term debt consists primarily of fixed rate issuances of U.S. and Euro Dollar Notes, as follows:

(millions)		June 30, 2001	Dec. 31, 2000

	4.875% U.S. Dollar Notes due 2005	$200.0	$200.0

	6.625% Euro Dollar Notes due 2004	500.0	500.0

	6.125% Euro Dollar Notes due 2001	500.0	500.0

(a)	5.75% U.S. Dollar Notes due 2001	—	400.0

(b)	10.75% U.S. Dollar Senior Subordinated Notes due 2006	130.0	—

(c)	5.5% U.S. Dollar Notes due 2003	997.7	—

(c)	6.0% U.S. Dollar Notes due 2006	993.9	—

(c)	6.6% U.S. Dollar Notes due 2011	1,491.4	—

(c)	7.45% U.S. Dollar Debentures due 2031	1,085.0	—

(d)	Other	22.2	10.3

		5,920.2	1,610.3

	Less current maturities	(633.4)	(901.1)

	Balance	$5,286.8	$709.2

(a)	These Notes, originally due in February 2001, provided an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company’s then-current credit spread. In February 2001, the Company paid holders $11.6 million (in addition to the principal amount and accrued interest) to extinguish the Notes prior to the extension date. Thus, for the six months ended June 30, 2001, the Company reported an extraordinary loss, net of tax, of $7.4 million.

(b)	This debt is an obligation of Keebler Foods Company, which became a wholly owned subsidiary of the Company on March 26, 2001 (refer to Note 2). The Company redeemed these Notes on July 2, 2001. The cost to redeem (in addition to principal and accrued interest) of $5.6 million approximated the fair value adjustment to the debt recorded in conjunction with the Keebler purchase accounting.

(c)	On March 29, 2001, the Company issued $4.6 billion of long-term debt instruments, further described in the table below, primarily to finance the acquisition of Keebler Foods Company (refer to Note 2). These instruments were initially privately placed, or sold outside the United States, in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “1933 Act”). The Company commenced an offer to exchange new debt securities for these initial debt instruments, with those new debt securities being substantially identical in all respects (except for being registered under the 1933 Act) to the initial debt instruments. This exchange offer ended on July 13, 2001. These debt securities contain standard events of default and covenants. The Notes due 2006 and 2011, and the Debentures due 2031

may be redeemed in whole or part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date).

In conjunction with this issuance, the Company settled $1.9 billion notional amount of forward-starting interest rates swaps for approximately $88 million in cash. The swaps effectively fixed a portion of the interest rate on an equivalent amount of debt prior to issuance. The swaps were designated as cash flow hedges pursuant to SFAS No. 133 (refer to Note 6). As a result, the loss on settlement was recorded in other comprehensive income, net of tax benefit of approximately $32 million, and is being amortized to interest expense over periods of 5 to 30 years. The effective interest rates presented in the table below reflect this amortization expense, as well as discount on the debt.

	Principal		Effective
millions	amount	Net proceeds	interest rate

5.5% U.S. Dollar Notes due 2003	$1,000.0	$997.4	5.64%

6.0% U.S. Dollar Notes due 2006	1,000.0	993.5	6.39%

6.6% U.S. Dollar Notes due 2011	1,500.0	1,491.2	7.08%

7.45% U.S. Dollar Debentures due 2031	1,100.0	1,084.9	7.62%

Total	$4,600.0	$4,567.0

(d)	This amount includes various indebtedness of the Company or its subsidiaries, including $.2 million principal amount of 7.15% Debentures of Keebler Holdings Corporation (formerly Flowers Industries, Inc.), a subsidiary of the Company. These Debentures contain standard events of defaults and covenants. The Company redeemed these Debentures on August 1, 2001.

In order to provide additional short-term liquidity in connection with the Keebler Foods Company acquisition referenced above, the Company entered into a 364-Day Credit Agreement, expiring in January 2002 (subject to a renewal option) and a Five-Year Credit Agreement, expiring in January 2006. Each of these agreements permits the Company or certain subsidiaries to borrow up to $1.15 billion (or certain amounts in foreign currencies under the Five-Year Credit Agreement). These two credit agreements contain standard warranties, events of default, and covenants. They also require the maintenance of at least $700 million of consolidated net worth and a consolidated interest expense coverage ratio (as defined) of at least 3.0, and limit capital lease obligations and subsidiary debt. These credit facilities were unused at June 30, 2001.

Keebler Foods Company is also a party to a note purchase and servicing agreement, which contains standard warranties, events of default, and covenants, as well as the financial covenants in the prior paragraph. The agreement also contains limits on indebtedness, dividends, loans and other investments, capital expenditures, affiliate transactions, and sales of assets and stock of subsidiaries.

6. Accounting for derivative instruments and hedging activities

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. For the six months ended June 30, 2001, the Company reported a charge to earnings of $1.0 million (net of tax benefit of $.6 million) and a charge to other comprehensive income of $14.9 million (net of tax benefit of $8.6 million) in order to recognize the fair value of derivative instruments as either assets or liabilities on the balance sheet. The charge to earnings relates to the component of the derivative instruments’ net loss that has been excluded from the assessment of hedge effectiveness.

The Company is exposed to certain market risks which exist as a part of its ongoing business operations and uses derivative financial and commodity instruments, where appropriate, to manage these risks. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The Company designates derivatives as either cash flow hedges, fair value hedges, net investment hedges, or other contracts used to reduce volatility in the translation of foreign currency earnings to U.S. Dollars. The fair values of all hedges are recorded in accounts receivable or other current liabilities. Gains and losses related to the ineffective portion of any hedge are recorded in other income (expense), net. This amount was insignificant during the six months ended June 30, 2001.

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

The total net loss attributable to cash flow hedges recorded in accumulated other comprehensive income at June 30, 2001, was $56.5 million, primarily related to a forward-starting interest rate swap (refer to Note 5), which is being reclassified into interest expense over periods of 5 to 30 years beginning in the second quarter of 2001. Other insignificant amounts related to foreign currency and commodity price cash flow hedges will be reclassified into earnings during the next 12 months.

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

	Three months ended June 30,		Six months ended June 30,

(millions)	2001	2000	2001	2000

Net sales

United States	$1,637.0	$1,056.8	$2,685.0	$2,081.3

Europe	345.5	373.3	676.5	756.6

Latin America	174.8	160.1	327.5	307.2

All other operating segments	185.6	205.6	361.2	400.9

Corporate	—	5.3	—	7.0

Consolidated	$2,342.9	$1,801.1	$4,050.2	$3,553.0

Operating profit excluding restructuring charges and Keebler amortization expense

United States	$230.1	$192.9	$408.0	$398.0

Europe	67.6	67.6	121.2	120.5

Latin America	44.4	41.0	82.9	76.0

All other operating segments	26.4	23.0	50.1	52.5

Corporate	(40.2)	(44.6)	(78.4)	(81.9)

Consolidated	328.3	279.9	583.8	565.1

Keebler amortization expense	(27.0)	—	(27.0)	—

Restructuring charges	—	(21.3)	(48.3)	(21.3)

Operating profit as reported	$301.3	$258.6	$508.5	$543.8

The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statement of Earnings. Intercompany transactions between reportable operating segments were insignificant in the periods presented.

8. Recently issued pronouncements

Revenue measurement

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

Effective January 1, 2002, the Company will reclassify promotional payments to its customers and the cost of consumer coupons and other cash redemption offers from SG&A to net sales. The Company will reclassify the cost of package inserts from SG&A to cost of sales. All comparative periods will be restated. Management is currently assessing the total combined impact of both Issues, including the proforma effect of the Keebler acquisition. However, management believes that based on historical information, combined net sales could be reduced up to 15%, with approximately 95% of this impact reflected in the U.S. operating segment. Combined cost of goods sold could be increased by approximately 1.5%. SG&A would be correspondingly reduced such that net earnings would not be affected.

Business combinations

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” Both of these Standards provide guidance on how companies account for acquired businesses and related disclosure issues.

Chief among the provisions of these standards are 1) elimination of the “pooling of interest” method for transactions initiated after June 30, 2001, 2) elimination of amortization of goodwill and “indefinite-lived” intangible assets effective for Kellogg Company on January 1, 2002, and 3) annual impairment testing and potential loss recognition for goodwill and non-amortized intangible assets, also effective for the Company on January 1, 2002.

Regarding the elimination of goodwill and indefinite-lived intangible amortization, this change will be made prospectively upon adoption of the new standard as of January 1, 2002. Prior-period financial results will not be restated. However, earnings information for prior-periods will be disclosed, exclusive of comparable amortization expense that is eliminated in post-2001 periods.

Management is currently assessing the impact of these provisions. However, management believes substantially all of the Company’s total after-tax amortization expense could be eliminated under these new guidelines. Based on acquisitions completed to date, management expects total after-tax amortization expense in 2002 (before impact of the new Standards) of approximately $110-$115 million.

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

During the first quarter of 2001, we completed our acquisition of Keebler Foods Company (the “Keebler acquisition”), making Kellogg Company a leader in the U.S. cookie and cracker categories. Primarily as a result of the Keebler contribution, second quarter 2001 net sales and operating profit increased significantly. Despite these increases, net earnings and earnings per share were down versus the prior year, primarily due to increased amortization and interest expense from the Keebler acquisition, the business impact of product rationalization and Keebler integration activities, and unfavorable foreign currency movements. U.S. retail cereal dollar category share increased year-over-year for the fifth consecutive quarter, and is currently at the highest level of the past two years.

The following items have been excluded from all applicable amounts presented in this section for purposes of comparison between historical, current, and future periods:

•	During the second quarter of 2001, we estimate that net sales were reduced by $17.8 million and operating profit was reduced by $21.5 million ($13.3 million after tax or $.04 per share) due to the impact of trade inventory reductions related to the transfer of products to the direct store door (DSD) delivery system and incremental costs related to Keebler integration activities.

•	During the first quarter of 2001, we reported restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share) related to preparing Kellogg for the Keebler integration and continued actions supporting our “focus and align” strategy. First quarter 2001 net earnings also included an extraordinary loss related to extinguishment of long-term debt and a charge to net earnings for the cumulative effect of an accounting change.

•	During the second quarter of 2000, we reported restructuring charges of $21.3 million ($14.7 million after tax or $.04 per share) for a supply chain efficiency initiative in Europe.

      Reported results for the quarter and year-to-date periods are reconciled to comparable results, as follows:

	Net earnings (millions)			Net earnings per share (a)

Quarter	2001	2000	Change	2001	2000	Change

Reported consolidated results	$114.6	$150.9		$.28	$.37

Restructuring charges	—	14.7		—	.04

Integration impact	13.3	—		.04	—

Comparable consolidated results	$127.9	$165.6	-22.8%	$.32	$.41	-22.0%

	Net earnings (millions)			Net earnings per share (a)

Year-to-date	2001	2000	Change	2001	2000	Change

Reported consolidated results	$198.7	$312.6		$.49	$.77

Restructuring charges	30.3	14.7		.07	.04

Integration impact	13.3	—		.04	—

Extraordinary loss	7.4	—		.02	—

Cumulative effect of accounting change	1.0	—		—	—

Comparable consolidated results	$250.7	$327.3	-23.4%	$.62	$.81	-23.5%

(a)	Represents both basic and diluted earnings per share.

The year-to-date decrease in earnings per share of $.19 was primarily the result of $.13 from incremental interest expense, $.06 from incremental amortization expense, $.06 from a higher effective tax rate due primarily to the Keebler acquisition, and $.04 from unfavorable foreign currency movements. This was offset by $.10 of favorable business growth, which includes the results of the Keebler business.

The following tables provide an analysis of net sales and operating profit performance for the 2001 second quarter and June year-to-date periods:

				Other
Quarter	United		Latin	operating
(dollars in millions)	States	Europe	America	(b)	Corporate	Consolidated

2001 net sales	$1,637.0	$345.5	$174.8	$185.6	—	$2,342.9

2000 net sales	$1,056.8	$373.3	$160.1	$205.6	$5.3	$1,801.1

% change - 2001 vs. 2000:

Volume	-.3%	-4.4%	+3.9%	—		-.8%

Pricing/mix	-3.1%	+3.9%	+4.0%	-3.0%		-1.0%

Integration impact (d)	-1.7%	—	—	—		-1.0%

Acquisitions & dispositions (a)	+60.0%	—	—	+1.1%		+35.4%

Foreign currency impact	—	-6.9%	+1.3%	-7.9%		-2.5%

Total change	+54.9%	-7.4%	+9.2%	-9.8%		+30.1%

				Other
Quarter	United		Latin	operating
(dollars in millions)	States	Europe	America	(b)	Corporate	Consolidated

2001 operating profit	$203.1	$67.6	$44.4	$26.4	($40.2)	$301.3

Keebler amortization expense	27.0					27.0

2001 operating profit excluding Keebler amortization expense	$230.1	$67.6	$44.4	$26.4	($40.2)	$328.3

2000 operating profit	$192.9	$46.3	$41.0	$23.0	($44.6)	$258.6

2000 restructuring charges (c)		21.3				21.3

2000 operating profit excluding restructuring charges	$192.9	$67.6	$41.0	$23.0	($44.6)	$279.9

% change - 2001 vs. 2000:

Comparable business	-8.7%	+7.2%	+6.1%	+23.9%	+12.6%	+.7%

Integration impact (d)	-11.1%	—	—	—	—	-7.7%

Acquisitions & dispositions (a)	+39.1%	—	—	+.8%	—	+27.0%

Foreign currency impact	—	-7.3%	+2.1%	-10.2%	-2.3%	-2.7%

Total change	+19.3%	-.1%	+8.2%	+14.5%	+10.3%	+17.3%

(a)	Includes results from Keebler Foods Company, acquired in March 2001; Kashi Company, a U.S. natural foods company, acquired in June 2000; and The Healthy Snack People business, an Australian convenience foods operation, acquired in July 2000.
(b)	Includes Canada, Australia, and Asia.
(c)	Refer to separate section below for further information.
(d)	Trade inventory reductions and incremental costs related to integration of Keebler business. Refer to section below on Keebler acquisition.

				Other
Year-to-date	United		Latin	operating
(dollars in millions)	States	Europe	America	(b)	Corporate	Consolidated

2001 net sales	$2,685.0	$676.5	$327.5	$361.2	—	$4,050.2

2000 net sales	$2,081.3	$756.6	$307.2	$400.9	$7.0	$3,553.0

% change - 2001 vs. 2000:

Volume	+1.1%	-7.1%	+5.3%	+.8%		-.6%

Pricing/mix	-2.5%	+4.3%	+1.9%	-2.7%		-.4%

Integration impact (d)	-.9%	—	—	—		-.5%

Acquisitions & dispositions (a)	+31.3%	—	—	+1.1%		+18.4%

Foreign currency impact	—	-7.8%	-.6%	-9.1%		-2.9%

Total change	+29.0%	-10.6%	+6.6%	-9.9%		+14.0%

				Other
Year-to-date	United		Latin	operating
(dollars in millions)	States	Europe	America	(b)	Corporate	Consolidated

2001 operating profit	$342.8	$121.2	$82.9	$43.1	($81.5)	$508.5

2001 restructuring charges (c)	38.2			7.0	3.1	48.3

Keebler amortization expense	27.0					27.0

2001 operating profit excluding restructuring charges and Keebler amortization expense	$408.0	$121.2	$82.9	$50.1	($78.4)	$583.8

2000 operating profit	$398.0	$99.2	$76.0	$52.5	($81.9)	$543.8

2000 restructuring charges (c)		21.3				21.3

2000 operating profit excluding restructuring charges	$398.0	$120.5	$76.0	$52.5	($81.9)	$565.1

% change - 2001 vs. 2000:

Comparable business	-11.1%	+9.3%	+9.0%	+5.0%	+7.6%	-3.1%

Integration impact (d)	-5.4%	—	—	—	—	-3.8%

Acquisitions & dispositions (a)	+19.0%	—	—	+.9%	—	+13.5%

Foreign currency impact	—	-8.8%	+.1%	-10.4%	-3.3%	-3.3%

Total change	+2.5%	+.5%	+9.1%	-4.5%	+4.3%	+3.3%

(a)	Includes results from Keebler Foods Company, acquired in March 2001; Kashi Company, a U.S. natural foods company, acquired in June 2000; and The Healthy Snack People business, an Australian convenience foods operation, acquired in July 2000.
(b)	Includes Canada, Australia, and Asia.
(c)	Refer to separate section below for further information.
(d)	Trade inventory reductions and incremental costs related to integration of Keebler business. Refer to section below on Keebler acquisition.

On a comparable business basis, consolidated net sales for the quarter were down 1.8% (volume decline of .8% and pricing/mix decline of 1.0%), resulting primarily from a 2% decline in both U.S. retail cereal and snack sales, the discontinuation of the Company’s private-label program in Germany, and exiting the convenience foods business in certain smaller international markets. The decline in U.S. cereal sales was expected due to a difficult year-ago comparison (+4% growth in second quarter 2000) and payments made to the trade in order to expedite our announced price increase. The decline in U.S. snack sales was primarily due to our product rationalization initiative and postponed marketing support, preceding the integration of this business into the Keebler DSD system. Strong sales growth in key Latin American markets and Australia partially offset this decline.

On a comparable business basis, consolidated operating profit for the quarter was up nearly 1%. Increased profitability in international businesses offset the comparable sales declines discussed above, as well as the impact of increased marketing investment in the U.S. cereal, and the natural and frozen foods businesses, and additional sales force hiring and training costs.

As presented in the tables above, Keebler integration activities reduced consolidated net sales for the quarter by 1% and operating profit by nearly 8%. During the quarter, this integration impact primarily consisted of the sales and operating profit impact of working down trade inventories to transfer our snack foods to Keebler’s DSD system, and employee-related costs such as relocation and retention. We estimate that these activities reduced net sales by $17.8 million, reduced gross profit by $16.4 million, and increased selling, general, and administrative expense by $5.1 million, for a total operating profit reduction of $21.5 million.

As presented in the tables above, the inclusion of the Keebler business in consolidated results increased our net sales for the quarter by over 35% and operating profit (excluding Keebler amortization expense and restructuring charges) by 27%. On a pro forma basis, assuming we had owned Keebler during the prior year quarter, consolidated net sales would have been down 2.3%. Excluding foreign currency and integration impacts, pro forma consolidated net sales would have increased .4%. Keebler’s net sales for the quarter (excluding Kellogg snacks integrated into the DSD system during the quarter) increased approximately 2% versus the prior year. Pro forma operating profit (excluding Keebler amortization expense, restructuring charges, foreign currency and integration impacts) would have increased 7.2% for the quarter.

Margin performance (excluding restructuring charges but including integration impact) for the quarter and year-to-date periods was:

	Quarter			Year-to-date

	2001	2000	Change	2001	2000	Change

Gross margin	53.0%	52.8%	+.2	52.5%	52.5%	—

SGA% as reported (e)	40.1%	37.3%	-2.8	38.7%	36.6%	-2.1

Keebler amortization	1.1%	—	-1.1	.6%	—	-.6

SGA% excluding

Keebler amortization	39.0%	37.3%	-1.7	38.1%	36.6%	-1.5

Operating margin excluding Keebler amortization	14.0%	15.5%	-1.5	14.4%	15.9%	-1.5

(e)	Selling, general, and administrative expense as a percentage of net sales.

Gross interest expense, prior to amounts capitalized, was up versus the prior year, due primarily to interest expense on debt issued late in the first quarter to finance the Keebler acquisition. (Refer to the section below on liquidity and capital resources for further information.)

	Quarter			Year-to-date

(dollars in millions)	2001	2000	Change	2001	2000	Change

Gross interest expense	$107.9	$35.6	+203.1%	$149.8	$70.0	114.0%

The consolidated effective tax rate increased significantly over the prior year, primarily as a result of the impact of the Keebler acquisition on non-deductible goodwill and the level of U.S. tax on 2001 foreign subsidiary earnings.

	Quarter			Year-to-date
Effective income
Tax rate	2001	2000	Change	2001	2000	Change

Comparable (f)	38.2%	34.8%	+3.4	41.0%	35.4%	+5.6

As reported	38.2%	35.2%	+3.0	41.5%	35.6%	+5.9

(f)	Excludes restructuring charges, extraordinary loss, and cumulative effect of accounting change.

Restructuring charges

During the past several years, we have commenced major productivity and operational streamlining initiatives in an effort to optimize our cost structure. The incremental costs of these programs have been reported during these years as restructuring charges. Refer to pages 30-31 of our 2000 Annual Report for more information on these initiatives.

Operating profit for the six months ended June 30, 2001, includes restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share), related to preparing Kellogg for the Keebler integration and continued actions supporting our “focus and align” strategy. Specific initiatives included a headcount reduction of about 35 in the U.S. business and global layer of our management, rationalization of product offerings and other actions to combine the Kellogg and Keebler logistics systems, and further reductions in convenience foods capacity in South East Asia. Approximately 70% of the charges were comprised of asset write-offs, with the remainder consisting of employee severance and other cash costs. Savings generated from certain of these initiatives are expected to contribute to cost synergies related to the Keebler acquisition.

Operating profit for the three and six months ended June 30, 2000, includes restructuring charges of $21.3 million ($14.7 million after tax or $.04 per share) for a supply chain efficiency initiative in Europe. The charges were comprised principally of voluntary employee retirement and separation benefits related to an hourly and salaried headcount reduction of approximately 190 during 2000.

Total cash outlays during the June 2001 year-to-date period for ongoing streamlining initiatives were approximately $23 million, compared to $34 million in 2000. Expected cash outlays are approximately $19 million for the remainder of 2001, with the balance of the reserves spent after 2001. Total incremental pre-tax savings expected from all streamlining initiatives during 2001 (except those connected with the Keebler integration) are approximately $75 million. Refer to Note 3 within Footnotes to Consolidated Financial Statements for further information regarding the components of restructuring charges, as well as reserve balance changes, during the six months ended June 30, 2001.

As a result of the Keebler acquisition, we assumed $14.9 million of reserves for severance and facility closures related to Keebler’s ongoing restructuring and acquisition-related synergy initiatives. Approximately $7 million of those reserves are expected to be fully utilized in 2001, with the remainder being attributable primarily to non-cancelable lease obligations extending through 2006. Refer to Note 3 within Footnotes to Consolidated Financial Statements for further information on these reserve balances.

Keebler acquisition

On March 26, 2001, we completed our acquisition of Keebler Foods Company in a transaction entered into with Keebler and with Flowers Industries, Inc., the majority shareholder of Keebler. Keebler Foods Company, headquartered in Elmhurst, Illinois, ranks second in the United States in the cookie and cracker categories and has the third largest food direct store door (DSD) delivery system in the United States.

Under the purchase agreement, we paid $42 in cash for each common share of Keebler or approximately $3.65 billion, including $66 million of related acquisition costs. We also assumed $208 million in obligations to cash out employee and director stock options, resulting in a total cash outlay for Keebler stock of approximately $3.86 billion. Additionally, we assumed approximately $700 million of Keebler debt, bringing the total value of the transaction to $4.56 billion. Approximately 80% of the debt assumed was refinanced on the acquisition date.

The acquisition was accounted for under the purchase method and was financed through a combination of short-term and long-term debt. The assets and liabilities of the acquired business were included in the consolidated balance sheet as of March 31, 2001. For purposes of consolidated reporting during 2001, Keebler’s interim results of operations are being reported for the periods ended March 24, 2001, June 16, 2001, October 6, 2001, and

December 29, 2001. Therefore, Keebler results from the date of acquisition to June 16, 2001, have been included in our second quarter 2001 results.

As a result of the acquisition, we expect amortization expense to increase by approximately $90 million in 2001 (approximately $75 million after related deferred tax benefit). As a result of a recently issued accounting pronouncement (refer to “Accounting changes” section below), we believe this amortization expense will be eliminated in post-2001 years. We are currently assessing the impact of this new pronouncement. We are in the process of finalizing valuations of several assets and obligations that existed as of the acquisition date. As a result, the amount of goodwill — and related 2001 amortization expense — could change upon completion of this work. Refer to Note 2 within Footnotes to Consolidated Financial Statements for further information on goodwill and the components of intangible assets.

As of June 30, 2001, the purchase price allocation included $88.9 million of liabilities related to our plans to exit certain activities and operations of the acquired company (“exit liabilities”), comprised of Keebler employee severance and relocation, contract cancellation, and facility closure costs (refer to Note 2 within Footnotes to Consolidated Financial Statements for further information). Cash outlays related to these exit plans are projected to be approximately $50 million in 2001, with substantially all remaining amounts spent in 2002. Exit plans implemented thus far include separation of approximately 70 Keebler administrative employees and the closing of a bakery in Denver, Colorado, eliminating approximately 470 employee positions. Additionally, during June 2001, we communicated plans to transfer portions of Keebler’s Grand Rapids, Michigan, bakery production to other plants in the United States during the next 12 months. The impact of this initiative on the current bakery workforce of approximately 675 employees is, in part, dependent on discussions under way with union and local government officials. Additional actions, which are expected to be completed by March 2003, will be announced as exit plans are initiated.

As discussed in the “Results of operations” section above, during the second quarter 2001, we experienced business disruption from trade inventory reductions due to integration activities and incurred integration-related costs for Kellogg employee relocation, employee retention and recruiting, and consolidation of computer systems, manufacturing capacity, and distribution systems. As we complete our integration plans, we expect these financial impacts to continue, reducing operating profit by up to $100 million in total during the full-year 2001 and 2002. The relative 2001 versus 2002 operating profit impact will depend on various factors, primarily the timing of completion of planned supply chain and information technology initiatives, and our transition to DSD distribution for certain Kellogg snack products. These activities and other actions are expected to result in Keebler-related pretax annual cost savings of approximately $170 million by 2003, with supply chain initiatives expected to generate the bulk of these savings.

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

Liquidity and capital resources

For the six months ended June 30, 2001, net cash provided by operating activities was $418.7 million, up $26.8 million from the prior-year amount of $391.9 million. The increase was due primarily to favorable core working capital (trade receivables, inventory, trade payables) trends, excluding amounts from the Keebler acquisition, with core working capital representing approximately 8.2% of net sales, versus the year-ago level of approximately 9.4%. This favorable trend was offset partially by lower earnings and a payment to settle interest rate hedges, as discussed further below. We expect our measure of full-year “cash flow” (net cash provided by operating activities less expenditures for property additions) to be approximately even with the 2000 level of $650 million.

Net cash used in investing activities was $3.93 billion, up from $255.5 million in 2000, as a result of the Keebler acquisition discussed above. Expenditures for property additions were $78.8 million, $48.6 million less than the prior year. In relation to net sales, property expenditures were 1.9% of net sales compared with 3.6% in 2000. We believe full-year 2001 expenditures for property additions will represent approximately 3% of net sales or approximately $275 million. This amount includes some one-time investment related to the Keebler integration.

Net cash provided by financing activities was $3.55 billion, related primarily to issuance of $4.6 billion of long-term debt instruments to finance the Keebler acquisition, net of $946.9 million of long-term debt retirements. The debt retirements consisted primarily of $400 million of Extendable Notes due February 2001 and $546.2 million of Notes previously held by Keebler Foods Company. Our year-to-date 2001 per share dividend payment was $.505, up from $.49 in the comparable prior-year period.

In February 2001, we paid holders $11.6 million (in addition to the principal amount and accrued interest) to extinguish $400 million of Extendable Notes prior to the extension date. Thus, for the six months ended June 30, 2001, we reported an extraordinary loss, net of tax, of $7.4 million.

At June 30, 2001, consolidated long-term debt included $130.0 million of 10.75% Senior Subordinated Notes, which is an obligation of Keebler Foods Company. We redeemed these Notes on July 2, 2001. The cost to redeem (in addition to principal and accrued interest) of $5.6 million approximated the fair value adjustment to the debt recorded in conjunction with the Keebler purchase accounting.

On March 29, 2001, we issued $4.6 billion of long-term debt instruments primarily to finance the Keebler acquisition. These instruments were initially privately placed, or sold outside the United States, in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “1933 Act”). We commenced an offer to exchange new debt securities for these initial debt instruments, with those new debt securities being substantially identical in all respects (except for being registered under the 1933 Act) to the initial debt instruments. This exchange offer ended on July 13, 2001.

In conjunction with this issuance, we settled $1.9 billion notional amount of forward-starting interest rate swaps for approximately $88 million in cash. The swaps effectively fixed a portion of the interest rate on an equivalent amount of debt prior to issuance. The swaps were designated as cash flow hedges pursuant to SFAS No. 133 (refer to Note 6 with Footnotes to Consolidated Financial Statements for further information). As a result, the loss on settlement was recorded in other comprehensive income, net of tax benefit of approximately $32 million, and is being amortized to interest expense over periods of five to thirty years. As a result of this amortization expense, as well as discount on the debt, the overall effective interest rate on the total $4.6 billion long-term debt issuance is expected to be approximately 6.75% during 2001. We expect full-year interest expense to be approximately $380 million.

In order to provide additional short-term liquidity in connection with the Keebler acquisition, we entered into a 364-Day Credit Agreement, which expires in January 2002 (subject to a renewal option), and a Five-Year Credit Agreement, which expires in January 2006. Each of these agreements permits the Company or certain subsidiaries to borrow up to $1.15 billion (or certain amounts in foreign currencies under the Five-Year Credit Agreement). These two credit agreements require the maintenance of at least $700 million of consolidated net worth and a consolidated interest expense coverage ratio (as defined) of at least 3.0, and limit capital lease obligations and subsidiary debt. These credit facilities were unused at June 30, 2001.

Despite the substantial amount of debt incurred to finance the Keebler acquisition, we believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs through our strong cash flow and program of issuing short-term debt and maintaining credit facilities on a global basis.

Accounting changes

Hedging activities

On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. For the six months ended June 30, 2001, we reported a charge to earnings of $1.0 million (net of tax benefit of $.6 million) and a charge to other comprehensive income of $14.9 million (net of tax benefit of $8.6 million) in order to recognize the fair value of derivative instruments as either assets or liabilities on the balance sheet. The charge to earnings relates to the component of the derivative instruments’ net loss that has been excluded from the assessment of hedge effectiveness.

Revenue measurement

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

Effective January 1, 2002, we will reclassify promotional payments to our customers and the cost of consumer coupons and other cash redemption offers from SG&A to net sales. We will reclassify the cost of package inserts from SG&A to cost of sales. All comparative periods will be restated. We are currently assessing the total combined impact of both Issues, including the pro forma effect of the Keebler acquisition. However, we believe that based on historical information, combined net sales could be reduced up to 15%, with approximately 95% of this impact reflected in the U.S. operating segment. Combined cost of goods sold could be increased by approximately 1.5%. SG&A would be correspondingly reduced such that net earnings would not be affected.

Business combinations

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Intangible Assets.” Both of these Standards provide guidance on how companies account for acquired businesses and related disclosure issues.

Chief among the provisions of these standards are 1) elimination of the “pooling of interest” method for transactions initiated after June 30, 2001, 2) elimination of amortization of goodwill and “indefinite-lived” intangible assets effective for our company on January 1,

2002, and 3) annual impairment testing and potential loss recognition for goodwill and non-amortized intangible assets, also effective for us on January 1, 2002.

Regarding the elimination of goodwill and indefinite-lived intangible amortization, this change will be made prospectively upon adoption of the new standard as of January 1, 2002. Prior-period financial results will not be restated. However, earnings information for prior periods will be disclosed, exclusive of comparable amortization expense that is eliminated in post-2001 periods.

We are currently assessing the impact of these provisions. However, we believe substantially all of Kellogg’s total after-tax amortization expense could be eliminated under these new guidelines. Based on acquisitions completed to date, we expect total after-tax amortization expense in 2002 (before impact of the new Standards) of approximately $110-$115 million.

Forward-looking statements

Our Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy and plans; integration activities, costs, and savings related to the Keebler acquisition; cash outlays and savings related to restructuring actions; the impact of accounting changes; our ability to meet interest and debt principal repayment obligations; the effect of the Keebler acquisition on factors which impact the effective income tax rate; amortization expense; cash flow; property addition expenditures; reserve utilization; and interest expense. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should”, or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. In particular, future results or activities could be affected by factors related to the Keebler acquisition, including integration problems, failures to achieve savings, unanticipated liabilities, and the substantial amount of debt incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn and place us at a competitive disadvantage relative to less leveraged competitors. In addition, our future results could be affected by a variety of other factors, including

•	competitive conditions in our markets;

•	marketing spending levels and pricing actions of competitors;

•	the impact of competitive conditions, marketing spending, and/or incremental pricing actions on actual volumes and product mix;

•	effectiveness of advertising and marketing spending or programs;

•	the success of new product introductions;

•	the availability of and interest rates on short-term financing;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	commodity price and labor cost fluctuations;

•	changes in consumer preferences;

•	changes in U.S. or foreign regulations affecting the food industry;

•	expenditures necessary to carry out restructuring initiatives and savings derived from these initiatives, and;

•	foreign economic conditions, including currency rate fluctuations.

Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

(a)	On April 27, 2001, Kellogg Company held its annual meeting of stockholders.

(b)	At the annual meeting, Benjamin S. Carson, Sr., Gordon Gund, Dorothy A. Johnson and Ann McLaughlin Korologos were re-elected to Kellogg Company’s Board of Directors for a three year term. John T. Dillon, Claudio X. Gonzalez, Carlos M. Gutierrez, James M. Jenness, William D. Perez, Sam Reed, William C. Richardson, and John L. Zabriskie will continue to also serve as Directors of Kellogg Company.

(c)(i)	Benjamin S. Carson, Sr. received 311,286,097 votes for re-election, with 48,703,148 votes withheld. Gordon Gund received 358,295,539 votes for re-election, with 1,693,706 votes withheld. Dorothy A. Johnson received 358,273,230 votes for re-election, with 1,716,015 votes withheld. Ann McLaughlin Korologos received 358,218,657 votes for re-election, with 1,770,588 votes withheld. There were no votes against these nominees, or broker non-votes.

(c)(ii)	A shareholder proposal concerning international labor standards and human rights received 14,086,513 votes for and 305,154,851 votes against, with 12,621,059 votes withheld and 23,200,304 broker non-votes.

Item 6.      Exhibits and Reports on Form 8-K

(a) Exhibits:

No exhibits are included in this filing.

(b) Reports on Form 8-K:

On April 2, 2001, Kellogg Company filed a Form 8-K dated March 26, 2001, which reported the completion of the Flowers Industries, Inc. and Keebler Foods Company acquisitions under Item 2. The Form 8-K also included, or incorporated by reference, several items under Item 7. These items include the audited consolidated balance sheets and related statements of operations, shareholders’ equity and cash flows of Keebler Foods Company at December 30, 2000, and January 1, 2000, and for each of the three years in the period ended December 30, 2000, and an unaudited pro forma balance sheet at December 31, 2000, and an unaudited pro forma income statement for the year ended December 31, 2000, which assume that the transaction closed on December 31, 2000. This Form 8-K was subsequently amended, in a filing dated May 15, 2001, to include under Item 7 an unaudited pro forma income statement for the three months ended March 31, 2001.

On May 8, 2001, Kellogg Company filed another Form 8-K dated May 8, 2001, which reported under Item 5 the issuance of a press release recommending that its owners not accept a mini-tender offer, and included a copy of that press release under Item 7.

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

Date: August 10, 2001