Form 10-Q
period 2001-09-30
KELLOGG CO
filed 2001-11-09
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to _____________________

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

Yes      No

Common Stock outstanding October 31, 2001 – 406,476,332 shares

KELLOGG COMPANY

INDEX

PART I - Financial Information	Page

Item 1:
Consolidated Balance Sheet – September 30, 2001, and
December 31, 2000	2

Consolidated Statement of Earnings – three and nine months
ended September 30, 2001 and 2000	3

Consolidated Statement of Cash Flows — nine months
ended September 30, 2001 and 2000	4

Notes to Consolidated Financial Statements	5-18
Item 2:
Management’s Discussion and Analysis of Financial Condition
and Results of Operations	19-31

PART II — Other Information

Item 4:
Submission of Matters to a Vote of Security Holders	32

Item 6:
Exhibits and Reports on Form 8-K	32

Signatures	33

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	September 30,	December 31,
	2001	2000
	(unaudited)	*

Current assets
Cash and cash equivalents	$327.0	$204.4
Accounts receivable, net	901.0	685.3
Inventories:
Raw materials and supplies	172.1	138.2
Finished goods and materials in process	363.6	305.6
Other current assets	306.8	273.3

Total current assets	2,070.5	1,606.8
Property, net of accumulated depreciation of $2,654.5 and $2,508.3	2,954.8	2,526.9
Goodwill,net of accumulated amortization of $50.5 and $10.5	3,074.3	208.2
Other intangibles, net of accumulated amortization of $52.8 and $18.6	2,063.6	199.2
Other assets	424.6	355.2

Total assets	$10,587.8	$4,896.3

Current liabilities
Current maturities of long-term debt	$8.3	$901.1
Notes payable	1,016.5	485.2
Accounts payable	529.1	388.2
Income taxes	83.8	130.8
Other current liabilities	1,075.1	587.3

Total current liabilities	2,712.8	2,492.6

Long-term debt	5,328.9	709.2
Nonpension postretirement benefits	481.7	408.5
Deferred income taxes and other liabilities	1,192.4	388.5

Shareholders’ equity
Common stock, $.25 par value	103.8	103.8
Capital in excess of par value	91.5	102.0
Retained earnings	1,541.8	1,501.0
Treasury stock, at cost	(342.0)	(374.0)
Accumulated other comprehensive income	(523.1)	(435.3)

Total shareholders’ equity	872.0	897.5

Total liabilities and shareholders’ equity	$10,587.8	$4,896.3

* Condensed from audited financial statements

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries
CONSOLIDATED EARNINGS
(millions, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,

(Results are unaudited)	2001	2000	2001	2000

Net sales	$2,590.1	$1,845.7	$6,640.3	$5,398.7
Cost of goods sold	1,180.7	875.7	3,106.0	2,562.1
Selling and administrative expense	1,062.4	661.9	2,630.5	1,963.4
Restructuring charges	—	—	48.3	21.3

Operating profit	347.0	308.1	855.5	851.9
Interest expense	104.2	36.4	251.8	102.4
Other income (expense), net	1.1	0.2	(5.9)	7.8

Earnings before income taxes	243.9	271.9	597.8	757.3
Income taxes	93.6	90.0	240.4	262.8

Earnings before extraordinary loss and cumulative effect of accounting change	150.3	181.9	357.4	494.5
Extraordinary loss (net of tax)	—	—	(7.4)	—
Cumulative effect of accounting change (net of tax)	—	—	(1.0)	—

Net earnings	$150.3	$181.9	$349.0	$494.5

Per share amounts (basic and diluted):
Earnings before extraordinary loss and cumulative effect of accounting change	$.37	$.45	$.88	$1.22
Extraordinary loss (net of tax)	—	—	$(.02)	—
Cumulative effect of accounting change (net of tax)	—	—	—	—

Net earnings per share (basic and diluted)	$.37	$.45	$.86	$1.22

Dividends per share	$.2525	$.2525	$.7575	$.7425

Average shares outstanding	406.2	405.6	405.9	405.6

Actual shares outstanding at period end			406.5	405.6

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Nine months ended
	September 30,

(Results are unaudited)	2001	2000

Operating activities
Net earnings	$349.0	$494.5
Items in net earnings not requiring cash:
Depreciation and amortization	319.6	217.3
Deferred income taxes	7.0	34.1
Restructuring charges, net of cash paid	45.9	17.8
Other	(68.2)	16.8
Postretirement benefit plan contributions	(58.1)	(61.9)
Changes in operating assets and liabilities	259.6	(88.5)

Net cash provided by operating activities	854.8	630.1

Investing activities
Additions to properties	(153.9)	(172.5)
Acquisitions of businesses	(3,857.7)	(135.3)
Other	(3.0)	(4.7)

Net cash used in investing activities	(4,014.6)	(312.5)

Financing activities
Net issuances of notes payable	533.2	55.1
Issuances of long-term debt	4,626.4	—
Reductions of long-term debt	(1,589.7)	(1.1)
Net issuances of common stock	21.4	4.5
Cash dividends	(308.3)	(301.2)
Other	0.6	—

Net cash provided by (used in) financing activities	3,283.6	(242.7)

Effect of exchange rate changes on cash	(1.2)	(9.2)

Increase in cash and cash equivalents	122.6	65.7
Cash and cash equivalents at beginning of period	204.4	150.6

Cash and cash equivalents at end of period	$327.0	$216.3

Refer to Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
for the three and nine months ended September 30, 2001 (unaudited)

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

The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Under the purchase agreement, the Company paid $42 in cash for each common share of Keebler or approximately $3.65 billion, including $66 million of related acquisition costs. The Company also assumed $208 million in obligations to cash out employee and director stock options, resulting in a total cash outlay for Keebler stock of approximately $3.86 billion. Additionally, the Company assumed $696 million of Keebler debt, bringing the total value of the transaction to $4.56 billion. Of the debt assumed, $560 million was refinanced on the acquisition date.

The acquisition was accounted for under the purchase method and was financed through a combination of short-term and long-term debt. The assets and liabilities of the acquired business were included in the consolidated balance sheet as of March 31, 2001. For purposes of consolidated reporting during 2001, Keebler’s interim results of operations are being reported for the periods ended March 24, 2001, June 16, 2001, October 6, 2001, and December 29, 2001. Therefore, Keebler results from the date of acquisition to June 16, 2001, were included in the Company’s second quarter 2001 results.

As of September 30, 2001, the components of intangible assets included in the allocation of purchase price, along with the related straight-line amortization periods, are presented in the following table. The process of finalizing valuations of assets and obligations that existed as of the acquisition date is virtually complete. However, management’s estimate of  “exit liabilities” (discussed below) could change as plans for exit of certain activities and functions of Keebler are refined over the next six months, thus impacting the amount of residual goodwill attributable to this acquisition.

	Amount	Amortization
	(millions)	period (yrs.)

Trademarks and tradenames	$1,310.0	40
Direct store door (DSD) delivery system	590.0	40
Goodwill	2,905.1	40

Total	$4,805.1

As of September 30, 2001, the purchase price allocation included $88.9 million of liabilities related to management’s plans to exit certain activities and operations of the acquired company (“exit liabilities”), as presented in the table below. Cash outlays related to these exit plans are projected to be approximately $30 million in 2001, with the remaining amounts spent during 2002 and 2003.

			Lease & other
	Employee	Employee	contract	Facility closure
millions	severance benefits	relocation	termination	costs	Total

Total reserve at March 26, 2001:
Original estimate	$59.3	$8.6	$12.3	$10.4	$90.6
Purchase accounting adjustments	1.0	—	(2.7)		(1.7)

Adjusted	$60.3	$8.6	$9.6	$10.4	$88.9
Amounts utilized during 2001	(19.6)	(0.7)	(0.5)	(1.8)	(22.6)

Remaining reserve at September 30, 2001	$40.7	$7.9	$9.1	$8.6	$66.3

Exit plans implemented thus far include separation of approximately 75 Keebler administrative employees and closing of a bakery in Denver, Colorado, eliminating approximately 470 employee positions. During June 2001, the Company communicated plans to transfer portions of Keebler’s Grand Rapids, Michigan, bakery production to other plants in the United States during the next 12 months. As a result, the previous workforce of approximately 675 employees is being reduced by an as-yet-undetermined amount during a one-year transition period. During October 2001, the Company communicated plans to consolidate and expand Keebler’s ice cream cone production operation in Chicago, Illinois, which will result in the closure of one facility at this location during 2002.

The following tables include the unaudited pro forma combined results as if Kellogg Company had acquired Keebler Foods Company as of the beginning of either 2001 or 2000, instead of March 26, 2001. The first table also includes consolidated results for the third quarter of 2001 for comparison purposes only (Keebler was part of Kellogg Company for this entire period.)

Each pro forma period presented below includes separate company results of Keebler Foods Company as follows:

Pro forma periods	Keebler periods

Three months ended September 30, 2000	16 weeks ended October 7, 2000
Nine months ended September 30, 2000	40 weeks ended October 7, 2000
Nine months ended September 30, 2001	12 weeks ended March 24, 2001

	Three months ended September 30,

(millions, except per share data)	2001	2000

Net sales	$2,590.1	$2,677.4
Earnings before extraordinary loss and
cumulative effect of accounting change	$150.3	$177.3
Net earnings	$150.3	$177.3
Net earnings per share	$0.37	$0.44

	Nine months ended September 30,

(millions, except per share data)	2001	2000

Net sales	$7,287.1	$7,456.5
Earnings before extraordinary loss and
cumulative effect of accounting change	$309.7	$430.1
Net earnings	$301.3	$430.1
Net earnings per share	$0.74	$1.06

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

Operating profit for the nine months ended September 30, 2001, includes restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share), related to preparing Kellogg for the Keebler integration and continued actions supporting the Company’s “focus and align” strategy. Specific initiatives included a headcount reduction of about 30 in U.S. and global Company management, rationalization of product offerings and other actions to combine the Kellogg and Keebler logistics systems, and further reductions in convenience foods capacity in South East Asia. Approximately 70% of the charges were comprised of asset write-offs, with the remainder consisting of employee severance and other cash costs.

Operating profit for the nine months ended September 30, 2000, includes restructuring charges of $21.3 million ($14.7 million after tax or $.04 per share) for a supply chain efficiency initiative in Europe. The charges were comprised principally of voluntary employee retirement and separation benefits related to an hourly and salaried headcount reduction of approximately 190 during 2000.

Total cash outlays during the September 2001 year-to-date period for ongoing streamlining initiatives were approximately $30 million, compared to $42 million in 2000. Expected cash outlays are approximately $7 million for the remainder of 2001. With numerous multi-year streamlining programs nearing completion, management is currently assessing reserve needs for post-2001 periods.

The components of restructuring charges, as well as reserve balance changes, during the nine months ended September 30, 2001, were:

	Employee
	retirement &
	severance	Asset	Asset	Other
millions	benefits (a)	write-offs	removal	costs	Total

Remaining reserve at December 31, 2000	$23.3	$—	$16.9	$—	$40.2
2001 restructuring charges	8.5	33.7	5.9	0.2	48.3
Amounts utilized during 2001	(20.4)	(33.7)	(10.6)	(0.2)	(64.9)

Remaining reserve at September 30, 2001	$11.4	$—	$12.2	$—	$23.6

(a)	Charges include approximately $1 of pension and postretirement health care special termination benefits.

As a result of the Keebler acquisition, the Company assumed $14.9 million of reserves for severance and facility closures, related to Keebler’s ongoing restructuring and acquisition-related synergy initiatives.

	Employee
	retirement &
	severance	Asset
millions	benefits	removal	Total

Acquisition-related	$3.3	$10.9	$14.2
Restructuring-related	0.6	0.1	0.7

Total reserve at March 26, 2001	$3.9	$11.0	$14.9
Amounts utilized during 2001	(2.4)	(1.4)	(3.8)

Remaining reserve at September 30, 2001	$1.5	$9.6	$11.1

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

		Average	Net
	Net	shares	earnings
(millions, except per share data)	earnings	outstanding	per share

Quarter
2001
Basic	$150.3	406.2	$0.37
Dilutive employee stock options	—	2.1	—

Diluted	$150.3	408.3	$0.37

2000
Basic	$181.9	405.6	$0.45
Dilutive employee stock options	—	.3	—

Diluted	$181.9	405.9	$0.45

Year-to-date
2001
Basic	$349.0	405.9	$0.86
Dilutive employee stock options	—	.8	—

Diluted	$349.0	406.7	$0.86

2000
Basic	$494.5	405.6	$1.22
Dilutive employee stock options	—	.2	—

Diluted	$494.5	405.8	$1.22

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

	Before-tax	Tax (expense)	Net-of-tax
(millions)	amount	or benefit	amount

Quarter
2001
Net earnings	$150.3	$—	$150.3
Other comprehensive income (loss):
Foreign currency translation adjustment	10.6		10.6
Cash flow hedges:
Unrealized gain on cash flow hedges	1.4	(0.6)	0.8
Reclassification to net earnings	3.3	(1.2)	2.1

	15.3	(1.8)	13.5

Total comprehensive income	$165.5	$(1.8)	$163.8

2000
Net earnings	$181.9	$—	$181.9
Other comprehensive income (loss):
Foreign currency translation adjustment	(36.1)		(36.1)
Cash flow hedges:
Unrealized loss on cash flow hedges	—	—	—
Reclassification to net earnings	—	—	—

	(36.1)	—	(36.1)

Total comprehensive income	$145.8	$—	$145.8

	Before-tax	Tax (expense)	Net-of-tax
(millions)	amount	or benefit	amount

Year-to-date
2001
Net earnings	$349.0	$—	$349.0
Other comprehensive income (loss):
Foreign currency translation adjustment	(34.2)		(34.2)
Cash flow hedges:
Unrealized loss on cash flow hedges	(90.0)	32.8	(57.2)
Reclassification to net earnings	5.7	(2.1)	3.6

	(118.5)	30.7	(87.8)

Total comprehensive income	$230.5	$30.7	$261.2

2000
Net earnings	$494.5	$—	$494.5
Other comprehensive income (loss):
Foreign currency translation adjustment	(102.4)		(102.4)
Cash flow hedges:
Unrealized loss on cash flow hedges	—	—	—
Reclassification to net earnings	—	—	—

	(102.4)	—	(102.4)

Total comprehensive income	$392.1	$—	$392.1

Accumulated other comprehensive income (loss) as of September 30, 2001, and December 31, 2000 consisted of the following:

	September 30,	December 31,
(millions)	2001	2000

Minimum pension liability adjustments	$(6.5)	$(6.5)
Foreign currency translation adjustments	(463.0)	(428.8)
Cash flow hedges — unrealized net loss	(53.6)	—

Total accumulated other comprehensive income (loss)	$(523.1)	$(435.3)

5. Debt

Notes payable at September 30, 2001, consist primarily of commercial paper borrowings in the United States in the amount of $992.3 million with an effective interest rate of 3.5%. U.S. commercial paper borrowings have increased from the year-end 2000 level of $429.8 million, due primarily to repayments during the quarter of $500 million of Euro Dollar Notes and $130 million of Senior Subordinated Notes (assumed from the Keebler acquisition).

Long-term debt consists primarily of fixed rate issuances of U.S. and Euro Dollar Notes, as follows:

(millions)		Sept. 30, 2001		Dec. 31, 2000

	4.875% U.S. Dollar Notes due 2005	$	200.0	$	200.0
	6.625% Euro Dollar Notes due 2004		500.0		500.0
	6.125% Euro Dollar Notes due 2001		—		500.0
(a)	5.75% U.S. Dollar Notes due 2001		—		400.0
(b)	5.5% U.S. Dollar Notes due 2003		998.0		—
(b)	6.0% U.S. Dollar Notes due 2006		994.2		—
(b)	6.6% U.S. Dollar Notes due 2011		1,491.6		—
(b)	7.45% U.S. Dollar Debentures due 2031		1,085.1		—
	Other		68.3		10.3

			5,337.2		1,610.3
	Less current maturities		(8.3)		(901.1)

	Balance	$	5,328.9	$	709.2

(a)	These Notes, originally due in February 2001, provided an option to holders to extend the obligation for an additional four years at a predetermined interest rate of 5.63% plus the Company’s then-current credit spread. In February 2001, the Company paid holders $11.6 million (in addition to the principal amount and accrued interest) to extinguish the Notes prior to the extension date. Thus, for the nine months ended September 30, 2001, the Company reported an extraordinary loss, net of tax, of $7.4 million.

(b)	On March 29, 2001, the Company issued $4.6 billion of long-term debt instruments, further described in the table below, primarily to finance the acquisition of Keebler Foods Company (refer to Note 2). Initially, these instruments were privately placed, or sold outside the United States, in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “1933 Act”). The Company then exchanged new debt securities for these initial debt instruments, with the new debt securities being substantially identical in all respects to the initial debt instruments, except for being registered under the 1933 Act. These debt securities contain standard events of default and covenants. The Notes due 2006 and 2011, and the Debentures due 2031 may be redeemed in whole or part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date).

In conjunction with this issuance, the Company settled $1.9 billion notional amount of forward-starting interest rate swaps for approximately $88 million in cash. The swaps effectively fixed a portion of the interest rate on an equivalent amount of debt prior to issuance. The swaps were designated as cash flow hedges pursuant to SFAS No. 133 (refer to Note 6). As a result, the loss on settlement was recorded in other comprehensive income, net of tax benefit of approximately $32 million, and is being amortized to interest expense over periods of 5 to 30 years. The effective interest rates presented in the table below reflect this amortization expense, as well as discount on the debt.

	Principal		Effective
millions	amount	Net proceeds	interest rate

5.5% U.S. Dollar Notes due 2003	$1,000.0	$997.4	5.64%
6.0% U.S. Dollar Notes due 2006	1,000.0	993.5	6.39%
6.6% U.S. Dollar Notes due 2011	1,500.0	1,491.2	7.08%
7.45% U.S. Dollar Debentures due 2031	1,100.0	1,084.9	7.62%

Total	$4,600.0	$4,567.0

In order to provide additional short-term liquidity in connection with the Keebler Foods Company acquisition referenced above, the Company entered into a 364-Day Credit Agreement, expiring in January 2002 (subject to a renewal option), and a Five-Year Credit Agreement, expiring in January 2006. Each of these agreements permits the Company or certain subsidiaries to borrow up to $1.15 billion (or certain amounts in foreign currencies under the Five-Year Credit Agreement). These two credit agreements contain standard warranties, events of default, and covenants. They also require the maintenance of a specified amount of consolidated net worth and a specified consolidated interest expense coverage ratio, and limit capital lease obligations and subsidiary debt. These credit facilities were unused at September 30, 2001.

6. Accounting for derivative instruments and hedging activities

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. For the nine months ended September 30, 2001, the Company reported a charge to earnings of $1.0 million (net of tax benefit of $.6 million) and a charge to other comprehensive income of $14.9 million (net of tax benefit of $8.6 million) in order to recognize the fair value of derivative instruments as either assets or liabilities on the balance sheet. The charge to earnings relates to the component of the derivative instruments’ net loss that has been excluded from the assessment of hedge effectiveness.

The Company is exposed to certain market risks which exist as a part of its ongoing business operations and uses derivative financial and commodity instruments, where appropriate, to manage these risks. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. The Company designates derivatives as either cash flow hedges, fair value hedges, net investment hedges, or other contracts used to reduce volatility in the translation of foreign currency earnings to U.S. Dollars. The fair values of all hedges are recorded in accounts receivable or other current liabilities. Gains and losses related to the ineffective portion of any hedge are recorded in other income (expense), net. This amount was insignificant during the nine months ended September 30, 2001.

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

The total net loss attributable to cash flow hedges recorded in accumulated other comprehensive income at September 30, 2001, was $53.6 million, related primarily to forward-starting interest rate swaps (refer to Note 5), which are being reclassified into interest expense over periods of 5 to 30 years beginning in the second quarter of 2001. Other insignificant amounts related to foreign currency and commodity price cash flow hedges will be reclassified into earnings during the next 12 months.

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

Foreign exchange risk

The Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany product shipments, and intercompany loans. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. The Company assesses foreign currency risk based on transactional cash flows and enters into forward contracts, all of generally less than 12 months duration, to reduce fluctuations in net long or short currency positions.

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

	Three months ended September 30,		Nine months ended September 30,

(millions)	2001	2000	2001	2000

Net sales
United States	$1,883.9	$1,102.8	$4,568.9	$3,184.1
Europe	361.1	373.0	1,037.6	1,129.6
Latin America	165.3	166.2	492.8	473.4
All other operating segments	179.8	198.6	541.0	599.5
Corporate	—	5.1	—	12.1

Consolidated	$2,590.1	$1,845.7	$6,640.3	$5,398.7

Operating profit excluding restructuring charges and Keebler amortization expense
United States	$298.6	$207.1	$706.6	$605.1
Europe	69.3	71.7	190.5	192.2
Latin America	45.8	45.5	128.7	121.5
All other operating segments	21.7	17.0	71.8	69.5
Corporate	(52.3)	(33.2)	(130.7)	(115.1)

Consolidated	383.1	308.1	966.9	873.2
Keebler amortization expense	(36.1)	—	(63.1)	—
Restructuring charges	—	—	(48.3)	(21.3)

Operating profit as reported	$347.0	$308.1	$855.5	$851.9

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

Both of these Issues (later codified as Issue 01-09) provide guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. Generally, non-cash consideration is to be classified as a cost of sales.

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

Effective January 1, 2002, the Company will reclassify promotional payments to its customers and the cost of consumer coupons and other cash redemption offers from SG&A to net sales. The Company will reclassify the cost of package inserts from SG&A to cost of sales. All comparative periods will be restated. Based on historical proforma information, management believes that combined net sales could be reduced up to 15%, with approximately 95% of this impact reflected in the U.S. operating segment. Combined cost of goods sold could be increased by approximately 1.5%. SG&A would be correspondingly reduced such that net earnings would not be affected.

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

Management is currently assessing the impact of these provisions. However, management believes substantially all of the Company’s total after-tax amortization expense will be eliminated under these new guidelines. Based on acquisitions completed to date, management expects total after-tax amortization expense in 2002 (before impact of the new Standards) of approximately $110-$115 million.

Accounting for long-lived assets

In October 2001, the FASB issued SFAS No. 144 “Accounting for Impairment or Disposal of Long-lived Assets.” This Standard will generally be effective for the Company on a prospective basis, beginning January 1, 2002.

SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. Significant changes include 1) establishing criteria beyond those previously specified in existing literature for determining when a long-lived asset is held for sale, and 2) requiring that the depreciable life of a long-lived asset to be abandoned is revised. These provisions could be expected to have the general effect of reducing or delaying recognition of future impairment losses on assets to be disposed, offset by higher depreciation during the remaining holding period. However, management does not expect the adoption of this Standard to have a significant impact on the Company’s 2002 financial results. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than only a segment of a business).

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

During the first quarter of 2001, we completed our acquisition of Keebler Foods Company (the “Keebler acquisition”), making Kellogg Company a leader in the U.S. cookie and cracker categories. Primarily as a result of the Keebler contribution, third quarter 2001 net sales and operating profit increased significantly. Despite these increases, net earnings and earnings per share were down versus the prior year, due primarily to increased amortization, interest, and tax expense related to the Keebler acquisition, the business impact of Keebler integration activities, and unfavorable foreign currency movements. We believe that these results reflect, in part, the significant amount of change occurring at our company this year and somewhat mask the progress we are making in changing our business for better execution. During the quarter, our dollar share of the U.S. cereal category continued to increase, our base U.S. cereal volume was strong, and gross margin improved due to favorable pricing and mix factors. Also, our internal measure of third quarter and September year-to-date “cash flow” (net cash provided by operating activities less expenditures for property additions) increased significantly over the prior year.

The following items have been excluded from all applicable amounts presented in this section for purposes of comparison between historical, current, and future periods:

•	Subsequent to the acquisition of Keebler, we have incurred costs and experienced other financial impacts related to integration of the Kellogg and Keebler business models. As a result, we estimate that operating profit was reduced by $21.5 million ($13.5 million after tax or $.03 per share) for the third quarter and by $43.0 million ($26.8 million after tax or $.07 per share) for the year-to-date period.

•	During the first quarter of 2001, we reported restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share) related to preparing Kellogg for the Keebler integration and continued actions supporting our “focus and align” strategy. First quarter 2001 net earnings also included an extraordinary loss related to extinguishment of long-term debt and a charge to net earnings for the cumulative effect of an accounting change.

•	During the second quarter of 2000, we reported restructuring charges of $21.3 million ($14.7 million after tax or $.04 per share) for a supply chain efficiency initiative in Europe.

Reported results for the quarter and year-to-date periods are reconciled to comparable results, as follows:

Quarter	Net earnings (millions)			Net earnings per share (a)

	2001	2000	Change	2001	2000	Change

Reported consolidated results	$150.3	$181.9		$.37	$.45
Integration impact	13.5	—		.03	—

Comparable consolidated results	$163.8	$181.9	-10.0%	$.40	$.45	-11.1%

Year-to-date	Net earnings (millions)			Net earnings per share (a)

	2001	2000	Change	2001	2000	Change

Reported consolidated results	$349.0	$494.5		$.86	$1.22
Restructuring charges	30.3	14.7		.07	.04
Integration impact	26.8	—		.07	—
Extraordinary loss	7.4	—		.02	—
Cumulative effect of accounting change	1.0	—		—	—

Comparable consolidated results	$414.5	$509.2	-18.6%	$1.02	$1.26	-19.0%

(a)	Represents both basic and diluted earnings per share.

The year-to-date decrease in comparable earnings per share of $.24 was primarily the result of $.23 from incremental interest expense, $.13 from incremental amortization expense, $.08 from a higher effective tax rate due primarily to the Keebler acquisition, and $.05 from unfavorable foreign currency movements. This was offset by $.25 of favorable business growth, which includes the results of the Keebler business.

The following tables provide an analysis of net sales and operating profit performance for the 2001 third quarter and September year-to-date periods:

				Other
Quarter	United		Latin	operating
(dollars in millions)	States	Europe	America	(b)	Corporate	Consolidated

2001 net sales	$1,883.9	$361.1	$165.3	$179.8	—	$2,590.1

2000 net sales	$1,102.8	$373.0	$166.2	$198.6	$5.1	$1,845.7
% change – 2001 vs. 2000:
Volume	-1.9	-5.6	-2.4	-3.2	—	-3.0
Pricing/mix	—	+4.2	+3.4	+1.1	—	+1.5
Acquisitions & dispositions (a)	+72.7	—	—	—	—	+43.4
Foreign currency impact	—	-1.8	-1.6	-7.3	—	-1.6

Total change	+70.8	-3.2	-.6	-9.4	—	+40.3

				Other
Quarter	United		Latin	operating
(dollars in millions)	States	Europe	America	(b)	Corporate	Consolidated

2001 operating profit	$262.5	$69.3	$45.8	$21.7	($52.3)	$347.0
Keebler amortization expense	$36.1	—	—	—	—	$36.1

2001 operating profit excluding Keebler amortization expense	$298.6	$69.3	$45.8	$21.7	($52.3)	$383.1

2000 operating profit	$207.1	$71.7	$45.5	$17.0	($33.2)	$308.1

% change – 2001 vs. 2000:
Comparable business	-.8	-1.4	+.4	+36.7	-3.7	+.8
Integration impact (c)	-6.3	—	—	—	-25.4	-6.9
Acquisitions & dispositions (a)	+51.3	—	—	—	—	+34.5
Foreign currency impact	—	-2.0	+.1	-8.8	-28.2	-4.0

Total change	+44.2	-3.4	+.5	+27.9	-57.3	+24.4

(a)	Includes results from Keebler Foods Company, acquired in March 2001.

(b)	Includes Canada, Australia, and Asia.

(c)	Asset write-offs, accelerated depreciation expense, and incremental costs related to integration of Keebler business. Refer to section below on Keebler acquisition.

21

				Other
Year-to-date	United		Latin	operating
(dollars in millions)	States	Europe	America	(b)	Corporate	Consolidated

2001 net sales	$4,568.9	$1,037.6	$492.8	$541.0	—	$6,640.3

2000 net sales	$3,184.1	$1,129.6	$473.4	$599.5	$12.1	$5,398.7

% change – 2001 vs. 2000:
Volume	+.1	-6.6	+2.6	-.6	—	-1.5
Pricing/mix	-1.7	+4.2	+2.4	-1.4	—	+.3
Integration impact (c)	-.6	—	—	—	—	-.3
Acquisitions & dispositions (a)	+45.7	—	—	+.8	—	+27.0
Foreign currency impact	—	-5.7	-.9	-8.5	—	-2.5

Total change	+43.5	-8.1	+4.1	-9.7	—	+23.0

				Other
Year-to-date	United		Latin	operating
(dollars in millions)	States	Europe	America	(b)	Corporate	Consolidated

2001 operating profit	$605.3	$190.5	$128.7	$64.8	($133.8)	$855.5
2001 restructuring charges (d)	38.2	—	—	7.0	3.1	48.3
Keebler amortization expense	63.1	—	—	—	—	63.1

2001 operating profit excluding restructuring charges and Keebler amortization expense	$706.6	$190.5	$128.7	$71.8	($130.7)	$966.9

2000 operating profit	$605.1	$170.9	$121.5	$69.5	($115.1)	$851.9
2000 restructuring charges (d)	—	21.3	—	—	—	21.3

2000 operating profit
excluding restructuring charges	$605.1	$192.2	$121.5	$69.5	($115.1)	$873.2

% change – 2001 vs. 2000:
Comparable business	-7.6	+5.3	+5.8	+12.7	+4.3	-1.7
Integration impact (c)	-5.7	—	—	—	-7.3	-5.0
Acquisitions & dispositions (a)	+30.1	—	—	+.6	—	+21.0
Foreign currency impact	—	-6.2	+.1	-9.9	-10.5	-3.6

Total change	+16.8	-.9	+5.9	+3.4	-13.5	+10.7

(a)	Includes results from Keebler Foods Company, acquired in March 2001; Kashi Company, a U.S. natural foods company, acquired in June 2000; and The Healthy Snack People business, an Australian convenience foods operation, acquired in July 2000.

(b)	Includes Canada, Australia, and Asia.

(c)	Trade inventory reductions, asset write-offs, accelerated depreciation expense, and incremental costs related to integration of Keebler business. Refer to section below on Keebler acquisition.

(d)	Refer to separate section below for further information.

On a comparable business basis, consolidated net sales for the quarter were down 1.5% (volume decline of 3.0% partially offset by pricing/mix improvement of 1.5%), resulting primarily from a volume decline in U.S. snack sales and sales declines in all international segments except Latin America and Canada. The decline in U.S. snack sales was due primarily to our product rationalization initiative and postponed innovation and marketing support during the integration of this business into the Keebler DSD system. The decline in international sales was driven by the discontinuation of our private-label program in Germany, continued category softness in the United Kingdom and Australia, and trade inventory reductions in Australia. U.S. retail cereal sales were essentially flat, although total U.S. cereal sales, which includes all channels, increased .5%.

On a comparable business basis, consolidated operating profit for the quarter was up nearly 1%. Increased profitability in international businesses offset the comparable sales declines discussed above, as well as the impact of increased marketing investment in the U.S. and United Kingdom cereal businesses, and additional sales force hiring and training costs in the United States.

As presented in the tables above, the impact of Keebler integration activities (“integration impact”) reduced consolidated operating profit by approximately 7% for the quarter and 5% on a year-to-date basis. During the quarter, this integration impact consisted primarily of consulting expenses, employee-related costs such as relocation and retention, and impairment and accelerated depreciation of software assets being abandoned due to the conversion of our U.S. business to the SAP system. In the year-to-date period, this integration impact also included the sales and operating profit effect of working down trade inventories to transfer our snack foods to Keebler’s DSD system. For the quarter, we estimate that these activities decreased gross profit by $1.2 million and increased selling, general, and administrative expense by $20.3 million, for a total operating profit reduction of $21.5 million. For the year-to-date period, we estimate that these activities reduced net sales by $17.8 million, reduced gross profit by $17.6 million, and increased selling, general, and administrative expense by $25.4 million, for a total operating profit reduction of $43.0 million.

As presented in the tables above, the inclusion of the Keebler business in consolidated results increased our net sales for the quarter by over 43% and operating profit (excluding Keebler amortization expense and restructuring charges) by approximately 35%. On a pro forma basis, assuming we had owned Keebler during the prior-year quarter, consolidated net sales would have been down approximately 3%, and excluding the impact of foreign currency movements, down approximately 2%. Pro forma operating profit (excluding Keebler amortization expense, restructuring charges, foreign currency, and integration impacts) would have declined approximately 1% for the quarter. Keebler’s net sales for the quarter (excluding Kellogg snacks integrated into the DSD system) decreased approximately 4% versus the prior year, primarily as a result of our product rationalization initiative and planned lack of new product introductions during the integration process.

Margin performance (excluding restructuring charges but including integration impact) for the quarter and year-to-date periods was:

	Quarter			Year-to-date

	2001	2000	Change	2001	2000	Change

Gross margin	54.4%	52.6%	+1.8	53.2%	52.5%	+.7

SGA% as reported (e)	41.0%	35.9%		39.6%	36.3%

Keebler amortization	-1.4%	—		-1.0%	—

SGA% excluding
Keebler amortization	39.6%	35.9%	-3.7	38.6%	36.3%	-2.3

Operating margin
excluding Keebler
amortization	14.8%	16.7%	-1.9	14.6%	16.2%	-1.6

(e)	Selling, general, and administrative expense as a percentage of net sales.

Gross interest expense, prior to amounts capitalized, was up versus the prior year, due primarily to interest expense on debt issued late in the first quarter to finance the Keebler acquisition. (Refer to the section below on liquidity and capital resources for further information.)

(dollars in millions)	Quarter			Year-to-date

	2001	2000	Change	2001	2000	Change

Gross interest expense	$104.4	$37.1	+181.4%	$254.2	$107.1	+137.3%

The consolidated effective tax rate increased significantly over the prior year, primarily as a result of the impact of the Keebler acquisition on non-deductible goodwill and the level of U.S. tax on 2001 foreign subsidiary earnings. Additionally, the prior year effective rate was reduced by a $9 million tax benefit, recorded in the third quarter of 2000 based on completing studies with respect to U.S. research and experimentation credits for prior years. The 2001 year-to-date rate currently reflects our expectations for the full year rate.

Effective income
tax rate	Quarter			Year-to-date

	2001	2000	Change	2001	2000	Change

Comparable (f)	38.4%	33.1%	+5.3	40.0%	34.6%	+5.4

As reported	38.4%	33.1%	+5.3	40.2%	34.7%	+5.5

(f)	Excludes restructuring charges, extraordinary loss, and cumulative effect of accounting change.

Restructuring charges

During the past several years, we have commenced major productivity and operational streamlining initiatives in an effort to optimize our cost structure. The incremental costs of these programs have been reported during these years as restructuring charges. Refer to pages 30-31 of our 2000 Annual Report for more information on these initiatives.

Operating profit for the nine months ended September 30, 2001, includes restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share), related to preparing Kellogg for the Keebler integration and continued actions supporting our “focus and align” strategy. Specific initiatives included a headcount reduction of about 30 in our U.S. and global management, rationalization of product offerings and other actions to combine the Kellogg and Keebler logistics systems, and further reductions in convenience foods capacity in South East Asia. Approximately 70% of the charges were comprised of asset write-offs, with the remainder consisting of employee severance and other cash costs. Savings generated from certain of these initiatives are expected to contribute to cost synergies related to the Keebler acquisition.

Operating profit for the nine months ended September 30, 2000, includes restructuring charges of $21.3 million ($14.7 million after tax or $.04 per share) for a supply chain efficiency initiative in Europe. The charges were comprised principally of voluntary employee retirement and separation benefits related to an hourly and salaried headcount reduction of approximately 190 during 2000.

Total cash outlays during the September 2001 year-to-date period for ongoing streamlining initiatives were approximately $30 million, compared to $42 million in 2000. Expected cash outlays are approximately $7 million for the remainder of 2001. With numerous multi-year streamlining programs nearing completion, management is currently assessing reserve needs for post-2001 periods.

Total incremental pretax savings expected from all streamlining initiatives during 2001 (except those connected with the Keebler integration) are approximately $75 million. Refer to Note 3 within Notes to Consolidated Financial Statements for further information regarding the components of restructuring charges, as well as reserve balance changes, during the nine months ended September 30, 2001.

As a result of the Keebler acquisition, we assumed $14.9 million of reserves for severance and facility closures related to Keebler’s ongoing restructuring and acquisition-related synergy initiatives. Approximately $7 million of those reserves are expected to be fully utilized in 2001, with the remainder being attributable primarily to non-cancelable lease obligations extending through 2006. Refer to Note 3 within Notes to Consolidated Financial Statements for further information on these reserve balances.

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

Under the purchase agreement, we paid $42 in cash for each common share of Keebler, or approximately $3.65 billion, including $66 million of related acquisition costs. We also assumed $208 million in obligations to cash out employee and director stock options, resulting in a total cash outlay for Keebler stock of approximately $3.86 billion. Additionally, we assumed $696 million of Keebler debt, bringing the total value of the transaction to $4.56 billion. Of the debt assumed, $560 million was refinanced on the acquisition date.

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

As a result of the acquisition, we expect amortization expense to increase by approximately $90 million in 2001 (approximately $75 million after related deferred tax benefit). As a result of a recently issued accounting pronouncement (refer to “Accounting changes” section below), we expect this amortization expense to be eliminated in post-2001 years. The process of finalizing valuations of assets and obligations that existed as of the acquisition date is virtually complete. However, management’s estimate of “exit liabilities” (discussed below) could change as plans for exit of certain activities and functions of Keebler are refined over the next six months, thus impacting the amount of residual goodwill attributable to this acquisition. As a result, the amount of goodwill – and related 2001 amortization expense - could change during the remainder of 2001. Refer to Note 2 within Footnotes to Consolidated Financial Statements for further information on goodwill and the components of intangible assets.

As of September 30, 2001, the purchase price allocation included $88.9 million of liabilities related to our plans to exit certain activities and operations of the acquired company (“exit liabilities”), comprised of Keebler employee severance and relocation, contract cancellation, and facility closure costs (refer to Note 2 within Footnotes to Consolidated Financial Statements for further information). Cash outlays related to these exit plans are projected to be approximately $30 million in 2001, with the remaining amounts spent in 2002 and 2003. Exit plans implemented thus far include separation of approximately 75 Keebler administrative employees and the closing of a bakery in Denver, Colorado, eliminating approximately 470 employee positions. During September 2001, we communicated plans to transfer portions of Keebler’s Grand Rapids, Michigan, bakery production to other plants in the United States during the next 12 months. As a result, the previous workforce of approximately 675 employees is being reduced by an as-yet-undetermined amount during a one-year transition period. During October 2001, the Company communicated plans to consolidate and expand Keebler’s ice cream cone production operation in Chicago, Illinois, which will result in the closure of one facility at this location during 2002. Additional actions, which are expected to be completed by March 2003, will be announced as exit plans are initiated.

As discussed in the “Results of operations” section above, during the third quarter 2001 we incurred integration-related costs for Kellogg employee relocation, employee retention and recruiting, and consolidation of computer systems, manufacturing capacity, and distribution systems. We also recognized impairment losses and accelerated depreciation on software assets being abandoned due to the conversion of our U.S. business to the SAP system. Additionally, during the second quarter 2001, sales and operating profit were negatively impacted by a reduction in trade inventories preceding the transfer of our snack foods to Keebler’s DSD system. During October 2001, we communicated details of separation programs to approximately 75 Kellogg employees affected by the integration of administrative functions between Kellogg and Keebler. As a result, during the fourth quarter 2001, we will record a pre-tax charge within integration costs of approximately $6 million for severance and early retirement benefits.

As we complete our integration plans, we expect these types of financial impacts to continue, reducing full-year 2001 operating profit by up to $80 million. While the 2002 operating profit impact of continuing integration activity is currently expected to be insignificant, actual results will depend on various factors, primarily the timing of completion of planned supply chain and information technology initiatives. These activities and other actions are expected to result in Keebler-related pre-tax annual cost savings of approximately $170 million by 2003, with supply chain initiatives expected to generate the bulk of these savings.

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

Liquidity and capital resources

For the nine months ended September 30, 2001, net cash provided by operating activities was $854.8 million, up $224.7 million from the prior-year amount of $630.1 million. The increase was due primarily to favorable core working capital (trade receivables, inventory, trade payables) trends, excluding amounts from the Keebler acquisition, with core working capital representing approximately 8.7% of net sales, versus the year-ago level of approximately 10.6%. This favorable trend was offset partially by lower earnings and a payment to settle interest rate hedges, as discussed further below. We expect our measure of full-year “cash flow” (net cash provided by operating activities less expenditures for property additions) to slightly exceed the 2000 level of $650 million.

Net cash used in investing activities was $4.01 billion, up from $312.5 million in 2000, as a result of the Keebler acquisition discussed above. Expenditures for property additions were $153.9 million, $18.6 million less than the prior year. Property expenditures represented 2.3% of net sales compared with 3.2% in 2000. We believe full-year 2001 expenditures for property additions will represent approximately 3% of net sales or approximately $275 million.

Net cash provided by financing activities was $3.28 billion, related primarily to issuance of $4.6 billion of long-term debt instruments to finance the Keebler acquisition, net of $1.59 billion of long-term debt retirements. The debt retirements consisted primarily of $400 million of Extendable Notes due February 2001, $500 million of Euro Dollar Notes due August 2001, and $676.2 million of Notes previously held by Keebler Foods Company.

On October 26, 2001, we declared a dividend of $.2525 per common share, payable December 15, 2001, to shareholders of record at the close of business on November 30, 2001. Our total 2001 per share dividend payment of $1.00, up from $.995 in 2000, represents the 45th consecutive year Kellogg has increased its total dividend pay-out per share.

In February 2001, we paid holders $11.6 million (in addition to the principal amount and accrued interest) to extinguish $400 million of Extendable Notes prior to the extension date. Thus, for the nine months ended September 30, 2001, we reported an extraordinary loss, net of tax, of $7.4 million.

On March 29, 2001, we issued $4.6 billion of long-term debt instruments primarily to finance the Keebler acquisition. Initially, these instruments were privately placed, or sold outside the United States, in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “1933 Act”). We then exchanged new debt securities for these initial debt instruments, with the new debt securities being substantially identical in all respects to the initial debt instruments, except for being registered under the 1933 Act.

In conjunction with this issuance, we settled $1.9 billion notional amount of forward-starting interest rate swaps for approximately $88 million in cash. The swaps effectively fixed a portion of the interest rate on an equivalent amount of debt prior to issuance. The swaps were designated as cash flow hedges pursuant to SFAS No. 133 (refer to Note 6 within Footnotes to Consolidated Financial Statements for further information). As a result, the loss on settlement was recorded in other comprehensive income, net of tax benefit of approximately $32 million, and is being amortized to interest expense over periods of 5 to 30 years. As a result of this amortization expense, as well as discount on the debt, the overall effective interest rate on the total $4.6 billion long-term debt issuance is approximately 6.75% during 2001.

In order to provide additional short-term liquidity in connection with the Keebler acquisition, we entered into a 364-Day Credit Agreement, which expires in January 2002 (subject to a renewal option), and a Five-Year Credit Agreement, which expires in January 2006. Each of these agreements permits the Company or certain subsidiaries to borrow up to $1.15 billion (or certain amounts in foreign currencies under the Five-Year Credit Agreement). They also require the maintenance of a specified amount of consolidated net worth and a specified consolidated interest expense coverage ratio, and limit capital lease obligations and subsidiary debt These credit facilities were unused at September 30, 2001.

Despite the substantial amount of debt incurred to finance the Keebler acquisition, we believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs through our strong cash flow and program of issuing short-term debt and maintaining credit facilities on a global basis.

In October 2001, we filed a registration statement with the SEC which allows Kellogg Company and certain business trusts to issue $2.0 billion of debt or equity securities from time to time.

Accounting changes

Hedging activities

On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133 “Accounting for Derivative Instruments and Hedging Activities.” This statement requires that all derivative instruments be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. For the nine months ended September 30, 2001, we reported a charge to earnings of $1.0 million (net of tax benefit of $.6 million) and a charge to other comprehensive income of $14.9 million (net of tax benefit of $8.6 million) in order to recognize the fair value of derivative instruments as either assets or liabilities on the balance sheet. The charge to earnings relates to the component of the derivative instruments’ net loss that has been excluded from the assessment of hedge effectiveness.

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

Both of these Issues (later codified as Issue 01-09) provide guidance primarily on income statement classification of consideration from a vendor to a purchaser of the vendor’s products, including both customers and consumers. Generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. Generally, non-cash consideration is to be classified as a cost of sales.

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

Effective January 1, 2002, we will reclassify promotional payments to our customers and the cost of consumer coupons and other cash redemption offers from SG&A to net sales. We will reclassify the cost of package inserts from SG&A to cost of sales. All comparative periods will be restated. We are currently assessing the total combined impact of both Issues, including the pro forma effect of the Keebler acquisition. However, we believe that, based on historical information, combined net sales could be reduced up to 15%, with approximately 95% of this impact reflected in the U.S. operating segment. Combined cost of goods sold could be increased by approximately 1.5%. SG&A would be correspondingly reduced such that net earnings would not be affected.

Business combinations

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Intangible Assets.” Both of these Standards provide guidance on how companies account for acquired businesses and related disclosure issues.

Chief among the provisions of these standards are 1) elimination of the “pooling of interest” method for transactions initiated after September 30, 2001, 2) elimination of amortization of goodwill and “indefinite-lived” intangible assets effective for our company on January 1, 2002, and 3) annual impairment testing and potential loss recognition for goodwill and non-amortized intangible assets, also effective for us on January 1, 2002.

Regarding the elimination of goodwill and indefinite-lived intangible amortization, this change will be made prospectively upon adoption of the new standard as of January 1, 2002. Prior-period financial results will not be restated. However, earnings information for prior periods will be disclosed, exclusive of comparable amortization expense that is eliminated in post-2001 periods.

We are currently assessing the impact of these provisions. However, we believe substantially all of Kellogg’s total after-tax amortization expense will be eliminated under these new guidelines. Based on acquisitions completed to date, we expect total after-tax amortization expense in 2002 (before impact of the new Standards) of approximately $110-$115 million.

Accounting for long-lived assets

In October 2001, the FASB issued SFAS No. 144 “Accounting for Impairment or Disposal of Long-lived Assets.” This Standard will generally be effective for Kellogg on a prospective basis, beginning January 1, 2002.

SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. Significant changes include 1) establishing criteria beyond those previously specified in existing literature for determining when a long-lived asset is held for sale, and 2) requiring that the depreciable life of a long-lived asset to be abandoned is revised. These provisions could be expected to have the general effect of reducing or delaying recognition of future impairment losses on assets to be disposed, offset by higher depreciation during the remaining holding period. However, we do not expect the adoption of this Standard to have a significant impact on our 2002 financial results. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than only a segment of a business).

Forward-looking statements

Our Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy and plans; integration activities, costs, and savings related to the Keebler acquisition; cash outlays and savings related to restructuring actions; the impact of accounting changes; our ability to meet interest and debt principal repayment obligations; the effect of the Keebler acquisition on factors which impact the effective income tax rate; amortization expense; cash flow; property addition expenditures; reserve utilization; and interest expense. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. In particular, future results or activities could be affected by factors related to the Keebler acquisition, including integration problems, failures to achieve savings, unanticipated liabilities, and the substantial amount of debt incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn and place us at a competitive disadvantage relative to less leveraged competitors. In addition, our future results could be affected by a variety of other factors, including

•	competitive conditions in our markets;

•	marketing spending levels and pricing actions of competitors;

•	the impact of competitive conditions, marketing spending, and/or incremental pricing actions on actual volumes and product mix;

•	effectiveness of advertising and marketing spending or programs;

•	the success of new product introductions;

•	the availability of and interest rates on short-term financing;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	commodity price and labor cost fluctuations;

•	changes in consumer preferences;

•	changes in U.S. or foreign regulations affecting the food industry;

•	expenditures necessary to carry out restructuring initiatives and savings derived from these initiatives;

•	U.S. and foreign economic conditions, including currency rate fluctuations; and,

•	business disruption from terrorist acts or our nation’s response to them.

Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

There were no submissions of matters to a vote of security holders during the quarter for which the report is filed.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits:

No exhibits are included in this filing.

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter for which the report is filed.

KELLOGG COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ T. J. Webb

T. J. Webb Principal Financial Officer; Executive Vice President – Chief Financial Officer

/s/ J. M. Boromisa

J. M. Boromisa Principal Accounting Officer; Vice President – Corporate Controller

Date: November 9, 2001