Form 10-K
period 2001-12-31
KELLOGG CO
filed 2002-03-25
CIK 55067

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that the W.K. Kellogg Foundation Trust, directors and executive officers may be affiliates) was $9,400,548,687 as determined by the March 4, 2002, closing price of $34.00 for one share of common stock, as reported for the New York Stock Exchange — Composite Transactions.

As of March 4, 2002, 407,680,563 shares of the common stock of the registrant were issued and outstanding.

Portions of the registrant’s Annual Report to Share Owners for the fiscal year ended December 31, 2001, are incorporated by reference into Part I, II, and Part IV of this Report.

Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Share Owners to be held April 26, 2002, are incorporated by reference into Part III of this Report.

PART I
PART II
PART III
PART IV
Report of Independent Accountants on Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
Agreement between the Company and Michael Teale
2002 Employee Stock Purchase Plan
Executive Stock Purchase Plan
Senior Executive Annual Incentive Plan
Company's Annual Report to Shareowners
Domestic & Foreign Subsidiaries of the Company
Consent of PricewaterhouseCoopers LLP
Powers of Attorney

PART I

Item 1. Business

      The Company. Kellogg Company, incorporated in Delaware in 1922, and its subsidiaries are engaged in the manufacture and marketing of ready-to-eat cereal and convenience foods.

      Kellogg Company acquired Keebler Foods Company in a transaction valued at $4.56 billion, which closed on March 26, 2001. In connection with the acquisition, Kellogg Company paid approximately $3.86 billion in cash and assumed $696 million of debt, with $560 million of the assumed debt being refinanced on the acquisition date.

      The address of the principal business office of Kellogg Company is One Kellogg Square, P.O. Box 3599, Battle Creek, Michigan Creek 49016-3599. Unless otherwise specified or indicated by the context, the term “Company” as used in this report means Kellogg Company, its divisions and subsidiaries.

      Financial Information About Segments. The information called for by this Item is incorporated herein by reference from Note 14 to the Consolidated Financial Statements on page 42 of the Company’s Annual Report.

      Principal Products. The principal products of the Company are ready-to-eat cereals and convenience foods, such as cookies, crackers, toaster pastries, cereal bars, frozen waffles, meat alternatives, pie crusts, and ice cream cones. These products were, as of December 31, 2001, manufactured in 19 countries and distributed in more than 160 countries. The Company’s cereal products are generally marketed under the Kellogg’s name and are sold principally to the grocery trade through direct sales forces for resale to consumers. The Company uses broker and distribution arrangements for certain products. It also generally uses these, or similar arrangements, in less-developed market areas or in those market areas outside of its focus.

      The Company also markets cookies, crackers, and other convenience foods of its Keebler Foods Company subsidiary under other brands such as Kellogg’s, Keebler, Cheez-It, Murray, and Famous Amos, and manufactures private label cookies, crackers, and other products. These branded products are generally marketed to supermarkets in the United States through a direct store door (DSD) delivery system, although other distribution methods are also used. The Company also markets some of its other convenience foods products in the United States through this DSD system.

      Additional information pertaining to the relative sales of the Company’s products for the years 1999 through 2001 is found in Note 14 to the Consolidated Financial Statements on page 42 of the Company’s Annual Report.

      Raw Materials. Agricultural commodities are the principal raw materials used in the Company’s products. Cartonboard, corrugated, and plastic are the principal packaging materials used by the Company. World supplies and prices of such commodities (which include such packaging materials) are constantly monitored, as are government trade policies. The cost of such commodities may fluctuate widely due to government policy and regulation, weather conditions, or other unforeseen circumstances. Continuous efforts are made to maintain and improve the quality and supply of such commodities for purposes of the Company’s short-term and long-term requirements.

      The principal ingredients in the products produced by the Company in the United States include corn grits, oats, rice, cocoa, soybeans and soybean derivatives, various fruits, sweeteners, wheat, and wheat derivatives. These commodities are purchased principally from sources in the United States. In producing convenience foods products, the Company may use flour, shortening, sweeteners, dairy products, eggs, fruit, chocolate, and other filling ingredients, which ingredients are obtained from various sources.

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

      Cereal processing ovens at major domestic and international facilities are regularly fueled by natural gas or propane, commodities obtained from local utilities or other local suppliers. Short-term standby propane storage exists at several plants for use in the event of interruption in natural gas supplies. Oil may also be used to fuel certain operations at various plants in the event of natural gas shortages or when its use presents economic advantages. In addition, considerable amounts of diesel fuel are used in connection with the distribution of the Company’s products.

      Trademarks and Technology. Generally, the Company’s products are marketed under trademarks it owns. The Company’s principal trademarks are its housemarks, brand names, slogans, and designs related to cereals and convenience foods manufactured and marketed by the Company as well as licensed uses of these marks on various goods. These trademarks include Kellogg’s for cereals and convenience foods and other products of the Company, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Complete Bran Flakes, Complete Wheat Flakes, Cocoa Rice Krispies, Choco Krispies, Common Sense, Corn Pops, Cruncheroos, Kellogg’s Corn Flakes, Cracklin’ Oat Bran, Crispix, Froot Loops, Kellogg’s Frosted Flakes, Frosted Mini-Wheats, Just Right, Kellogg’s Low Fat Granola, Nut & Honey Crunch, Nut & Honey Crunch O’s, Mueslix, Nutri-Grain, Product 19, Two Scoops Raisin Bran, Rice Krispies, Raisin Bran Crunch, Smacks, Smart Start, Special K, Special K Red Berries, and Kellogg’s Honey Crunch Corn Flakes in the United States and elsewhere; Zucaritas, Choco Zucaritas, Sucrilhos, Sucrilhos Chocolate, Sucrilhos Banana, Vector, Musli, and Choco Krispis for cereals in Latin America; Vive in Canada; Choco Pops, Chocos, Frosties, Muslix, Fruit ’n’ Fibre, Kellogg’s Crunchy Nut Corn Flakes, Kellogg’s Crunchy Nut Red Corn Flakes, Honey Nut Loops, Kellogg’s Extra, Sustain, Mueslix, Country Store, Ricicles, Smacks, Start, Smacks Choco Tresor, Pops, and Optima for cereals in Europe; and Cerola, Sultana Bran, Supercharged, Chex, Frosties, Goldies, Rice Bubbles, Kellogg’s Iron Man Food, and Bebig for cereals in Asia and Australia. Additional Company trademarks are the names of certain combinations of Kellogg’s ready-to-eat cereals, including Handi-Pak, Snack-Pak, Snack-A-Longs, Fun Pak, Jumbo, and Variety Pak. Other Company brand names include Kellogg’s Corn Flake Crumbs; Croutettes for herb season stuffing mix; Kuadri Krispies, Zucaritas, Special K, and Crusli for cereal bars, Keloketas for cookies and Kaos for snacks in Mexico; Pop-Tarts Pastry Swirls for toaster danish; Pop-Tarts and Pop-Tarts Snak-Stix for toaster pastries; Eggo, Special K, Waf-fulls, and Nutri-Grain for frozen waffles and pancakes; Toaster Muffin Delights for toaster muffins; Rice Krispies Treats for baked snacks and convenience foods; Nutri-Grain and Nutri-Grain Twists for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Day Dawn, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Komplete for biscuits; Nutri-Grain Squares, Nutri-Grain Elevenses, and Rice Krispies Squares for convenience foods in Europe; Winders for fruit snacks in the United Kingdom; Kellogg’s Krave for refueling snack bars; Kashi for certain cereals, nutrition bars, and mixes; Vector for meal replacement products; and Morningstar Farms, Loma Linda, Natural Touch, and Worthington for certain meat and dairy alternatives.

      The Company also markets convenience foods under trademarks and tradenames which include Keebler, Cheez-It, E. L. Fudge, Murray, Famous Amos, Austin, Ready Crust, Chips Deluxe, Club, Fudge Shoppe, Hi-Ho, Hydrox, Sunshine, Munch’Ems, Sandies, Soft Batch, Toasteds, Town House, Vienna Fingers, Wheatables, and Zesta. A subsidiary of the Keebler Foods subsidiary is also the exclusive licensee of the Carr’s brand name in the United States.

      Company trademarks also include logos and depictions of certain animated characters in conjunction with the Company’s products, including Snap!Crackle!Pop! for Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Ernie Elf for cookies; the Hollow Tree logo for certain convenience foods; Toucan Sam for Froot Loops; Dig ’Em for Smacks; Coco Monkey for Cocoa Krispies; Cornelius for Kellogg’s Corn Flakes; Melvin the elephant for certain cereal and convenience foods; Chocos the Bear and Kobi the Bear for certain cereal products and Eet & Ern for an internet-based consumer promotional program.

      The slogans The Best To You Each Morning, The Original and Best, They’re Gr-r-reat!, and Eat it For Breakfast, Eat it For Life, used in connection with the Company’s ready-to-eat cereals, along with L’ Eggo my Eggo, used in connection with the Company’s frozen waffles and pancakes, and Elfin Magic used by the Keebler Foods subsidiary in connection with convenience food products are also important Company trademarks.

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

      The Company considers that, taken as a whole, the rights under its various patents, which expire from time to time, are a valuable asset, but the Company does not believe that its businesses are materially dependent on any single patent or group of related patents. The Company’s activities under licenses or other franchises or concessions which it holds are not believed to be material.

      Seasonality. Demand for the Company’s products has generally been approximately level throughout the year, although some of the Company’s private label convenience foods generally have stronger demand in the first quarter and the Company’s other convenience foods have a bias for stronger demand in the second half of the year.

      Working Capital. Although terms vary around the world, in the United States the Company generally has required payment for goods sold 11 days subsequent to the date of invoice, generally with a 2% or 1% discount allowed for payment within ten days. Receipts from goods sold, supplemented as required by borrowings, provide for the Company’s payment of dividends, capital expansion, and for other operating expenses and working capital needs.

      Customers. Historically, the Company has not been dependent on any single customer or a few customers for a material part of its sales. However, the Company’s largest customer, Wal-Mart Stores, Inc. and its subsidiaries, accounted for approximately 11% of consolidated net sales during 2001, comprised principally of sales within the United States. Correspondingly, at December 31, 2001, approximately 7% of the Company’s consolidated receivables balance and 11% of the Company’s U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its subsidiaries. During 2001, the Company’s top five customers, collectively, accounted for approximately 18% of both the Company’s consolidated and U.S. net sales. There has been significant worldwide consolidation in the grocery industry in recent years and the Company believes that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact the Company’s sales and profits, the Company does not anticipate that this will occur to a significant extent due to the consumer demand for the Company’s products and the Company’s relationships with its customers. Products of the Company have been generally sold through its own sales forces and through broker and distributor arrangements and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.

      Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 31, 2001, and December 31, 2000, was not material to the Company.

      Competition. The Company has experienced, and expects to continue to experience, intense competition for sales of all of its principal products in its major product categories, both domestically and internationally. The Company’s products compete with advertised and branded products of a similar nature as well as unadvertised and private label products, which are typically distributed at lower prices, and generally with other food products with different characteristics. Principal methods and factors of competition include new product introductions, product quality, composition and nutritional value, price, advertising, and promotion.

      Research and Development. Research to support and expand the use of the Company’s existing products and to develop new food products is carried on at the W.K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. The Company’s expenditures for research and development were approximately $110.2 million in 2001, $118.4 million in 2000, and $104.1 million in 1999.

      Regulation. The Company’s activities are subject to regulation by various government agencies, including the Food and Drug Administration, Department of Agriculture, Federal Trade Commission, and Department of Commerce in the United States, and various state and local agencies, as well as similar agencies outside of the United States.

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

      Employees. At December 31, 2001, the Company had approximately 26,424 employees.

      Financial Information About Geographic Areas. The information called for by this Item is incorporated herein by reference from Note 14 to the Consolidated Financial Statements on page 42 of the Company’s Annual Report.

      Forward-Looking Statements. This Report contains, or incorporates by reference, “forward-looking statements” with projections concerning, among other things, the Company’s strategy and plans; integration activities, costs and savings related to the Keebler acquisition; cash outlays and savings related to restructuring actions; the impact of accounting changes; our ability to meet interest and debt principal repayment obligations; effective income tax rate; amortization expense; cash flow; property addition expenditures; and interest expense. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis incorporated by reference. The Company’s actual results or activities may differ materially from these predictions. In particular, future results or activities could be affected by factors related to the Keebler acquisition, including integration problems, failures to achieve synergies, unanticipated liabilities, and the substantial amount of indebtedness incurred to finance the acquisition, which could, among other things, hinder the Company’s ability to adjust rapidly to changing market conditions, make the Company more vulnerable in the event of a downturn, and place the Company at a competitive disadvantage in relation to less-leveraged competitors. The Company’s future results could be affected by a variety of other factors, including competitive conditions in our markets and categories and their impact; pricing and promotional and marketing spending levels and/or incremental pricing actions by the Company or others and their effect on actual volumes and product mix; the effectiveness of advertising and marketing spending or programs; the success of new product introductions; the levels of spending on system initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; the availability of and interest rates on short-term financing; changes in consumer preferences; commodity price and labor cost fluctuations; expenditures necessary to carry out restructuring initiatives and savings derived therefrom; U.S. and foreign economic conditions, including foreign currency exchange rate fluctuations; changes in statutory tax and other laws; business disruption from terrorist acts or a nation’s response to them; U.S. and foreign regulations; and other items. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 2. Properties

      The Company’s corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.

      The Company operated, as of December 31, 2001, manufacturing plants and warehouses totaling more than 17 million (17,000,000) square feet of building area in the United States and other countries. The

Company’s plants have been designed and constructed to meet its specific production requirements, and the Company periodically invests money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of other Company plants producing similar products, and other factors. Manufacturing facilities of the Company in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska. The Company’s United States convenience foods plants are located in San Jose, California; Athens, Atlanta, Augusta, Columbus, Macon, and Rome, Georgia; Chicago and Des Plaines, Illinois; Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids, Michigan; Blue Anchor, New Jersey; Cary and Charlotte, North Carolina; Cincinnati, Fremont, Worthington, and Zanesville, Ohio; Marietta, Oklahoma; Muncy, Pennsylvania; and Cleveland and Rossville, Tennessee.

      Outside the United States, the Company had, as of December 31, 2001, additional manufacturing locations, some with warehousing facilities, in Argentina, Australia, Brazil, Canada, China, Colombia, Ecuador, Germany, Great Britain, Guatemala, India, Japan, Mexico, South Africa, South Korea, Spain, Thailand, and Venezuela.

      The principal properties of the Company, including its major office facilities, generally are owned by the Company, although some manufacturing facilities are leased, and no owned property is subject to any major lien or other encumbrance. Distribution facilities and offices of non-plant locations typically are leased. In general, the Company considers its facilities, taken as a whole, to be suitable, adequate, and of sufficient capacity for its current operations.

Item 3. Legal Proceedings

      The Company is not a party to any pending legal proceedings which could reasonably be expected to have a material adverse effect on the Company on a consolidated basis, nor are any of the Company’s properties or subsidiaries subject to any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 4A. Executive Officers of the Registrant

      The names, ages as of February 28, 2002, and positions of the executive officers of the Company are listed below together with their business experience. Executive officers are generally elected annually by the Board of Directors at the meeting immediately prior to the Annual Meeting of Share Owners.

Carlos M. Gutierrez

Chairman of the Board, President and Chief Executive Officer	48

      Mr. Gutierrez has been Chairman of the Board since April 2000, and President and Chief Executive Officer since April 1999. Mr. Gutierrez joined Kellogg de Mexico in 1975. He was appointed Executive Vice President and President, Kellogg Asia-Pacific in 1994, and Executive Vice President — Business Development in 1996. In 1998, Mr. Gutierrez was named President and Chief Operating Officer.

Sam K. Reed

Vice Chairman	55

      Mr. Reed has been Vice Chairman of the Company’s Board of Directors since March 2001. Mr. Reed previously was the President and Chief Executive Officer and a Director of Keebler Foods Company since January 1996. Mr. Reed has 27 years of experience in the snack and baking industries.

A. D. David Mackay

Executive Vice President and President, Kellogg USA	46

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

Alan F. Harris

Executive Vice President and President, Kellogg International	47

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

Janet Langford Kelly

Executive Vice President — Corporate Development and Administration, General Counsel

and Secretary	44
      Ms. Kelly joined Kellogg Company as Executive Vice President — Corporate Development, General Counsel and Secretary in September 1999, and became Executive Vice President — Corporate Development and Administration, General Counsel and Secretary in April 2001. Prior to joining Kellogg Company, Ms. Kelly served as Senior Vice President, Secretary and General Counsel for Sara Lee Corporation. Before joining Sara Lee, Ms. Kelly was a partner at the law firm of Sidley & Austin.

King T. Pouw

Executive Vice President — Operations and Technology	50

      Mr. Pouw joined the Company in 1978. In 1995, he was appointed Director, Operations and Technology, Latin America and, in 1998, he was appointed Vice President, Global Supply Chain, Operations Effectiveness. In March 1999, he was promoted to Supply Chain Director, Europe and later to Vice President, Supply Chain, Europe. He was appointed Senior Vice President — Operations in November 2000 and was appointed to his current position in December 2001.

John A. Bryant

Senior Vice President and Chief Financial Officer	36

      Mr. Bryant joined Kellogg Company in March 1998, working in support of the global strategic planning process. He later served as Vice President — Kellogg North America Strategy Development/ Business Understanding and, in October 1998, was named Vice President — Financial Planning, Cereal. In 2000, Mr. Bryant also served as Vice President, Trade Marketing and as a member of the sales leadership team for Kellogg USA. He was appointed Senior Vice President and Chief Financial Officer, Kellogg USA, in August 2000 and was appointed to his current position in February 2002. Before joining Kellogg Company, Mr. Bryant held a leadership position with Lion Nathan Australia, Australia’s largest beverages company, where he was Planning Director from 1997 to 1998.

Jeffrey M. Boromisa

Vice President, Corporate Controller	46

      Mr. Boromisa joined Kellogg Company in 1981 as a senior auditor. He served in various financial positions until he was named Vice President — Purchasing of Kellogg North America in 1997. In November 1999, Mr. Boromisa was promoted to Vice President and Corporate Controller of Kellogg Company.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

      The information called for by this Item is set forth on page 41 of the Company’s Annual Report in Note 13 to the Consolidated Financial Statements of the Company, which is incorporated by reference into Item 8 of this Report.

Item 6. Selected Financial Data

      The information called for by this Item is incorporated herein by reference from the chart entitled “Selected Financial Data” on page 26 of the Company’s Annual Report. Such information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 of this Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information called for by this Item is incorporated herein by reference from pages 17 through 45 of the Company’s Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The information called for by this Item is incorporated herein by reference from pages 44 and 45 of the Company’s Annual Report.

Item 8. Financial Statements and Supplementary Data

      The information called for by this Item is incorporated herein by reference from pages 27 through 45 of the Company’s Annual Report. Supplementary quarterly financial data, also incorporated herein by reference, is set forth in Note 13 to the Consolidated Financial Statements on page 41 of the Company’s Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      Directors — Refer to the information in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Share Owners to be held on April 26, 2002 (the “Proxy Statement”), under the caption “Election of Directors,” which information is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

      None.

PART IV

Item 14. Exhibits, Consolidated Financial Statements and Schedules, and Reports on Form 8-K

      The following Consolidated Financial Statements and related Notes, together with the Report thereon of PricewaterhouseCoopers LLP dated January 25, 2002, appearing on pages 27 through 45 of the Company’s Annual Report to Share Owners for the fiscal year ended December 31, 2001, are incorporated herein by reference:

(a)1. Consolidated Financial Statements

      Consolidated Statement of Earnings for the years ended December 31, 2001, 2000, and 1999.

      Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2001, 2000, and 1999.
      Consolidated Balance Sheet at December 31, 2001 and 2000.
      Consolidated Statement of Cash Flows for the years ended December 31, 2001, 2000, and 1999.
      Notes to Consolidated Financial Statements.

(a)2. Consolidated Financial Statement Schedule

      The Financial Schedule and related Report of Independent Accountants filed as part of this Report are as follows:

Page

Schedule II — Valuation Reserves	10
Report of Independent Accountants	11

      This Consolidated Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report to Share Owners for the fiscal year ended December 31, 2001.

      All other financial statement schedules are omitted because they are not applicable.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K

      The information called for by this Item is incorporated herein by reference from the Exhibit Index on pages 14 through 16 of this Report.

(b) Reports on Form 8-K

      None

Schedule II — Valuation Reserves (in millions)

	2001	2000	1999

Accounts Receivable — Allowance for Doubtful Accounts:
Balance at January 1	$8.6	$8.6	$12.9
Acquisition adjustment	5.9	—	—
Additions charged to expense	4.1	1.8	0.6
Doubtful accounts charged to reserve	(2.8)	(1.5)	(4.2)
Currency translation adjustments	(0.3)	(0.3)	(0.7)

Balance at December 31	$15.5	$8.6	$8.6

Deferred Income Tax Asset Valuation Allowance:
Balance at January 1	$36.1	$61.8	$68.6
Additions charged to income tax expense	5.2	3.3	15.6
Deductions credited to income tax expense	(4.6)	(29.0)	(22.4)
Balance at December 31	$36.7	$36.1	$61.8

Report of Independent Accountants on Financial Statement Schedules

To the Board of Directors

of Kellogg Company

      Our audits of the consolidated financial statements referred to in our report dated January 25, 2002, appearing in the 2001 Annual Report to Shareholders of Kellogg Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Battle Creek, Michigan

January 25, 2002

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of March 2002.

KELLOGG COMPANY

By:	/s/ CARLOS M. GUTIERREZ

Carlos M. Gutierrez
Chairman of the Board, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ CARLOS M. GUTIERREZ Carlos M. Gutierrez	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2002

/s/ JOHN A. BRYANT John A. Bryant	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2002

/s/ JEFFREY M. BOROMISA Jeffrey M. Boromisa	Vice President and Corporate Controller (Principal Accounting Officer)	March 25, 2002

* Benjamin S. Carson Sr.	Director

* John T. Dillon	Director

* Claudio X. Gonzalez	Director

* Gordon Gund	Director

* James M. Jenness	Director

* Dorothy A. Johnson	Director

Name	Capacity	Date

* L. Daniel Jorndt	Director

* Ann McLaughlin Korologos	Director

* William D. Perez	Director

* Sam K. Reed	Director

* William C. Richardson	Director

* John L. Zabriskie	Director

*By: /s/ JANET LANGFORD KELLY Janet Langford Kelly As Attorney-in-Fact		March 25, 2002

EXHIBIT INDEX

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

2.01	Agreement and Plan of Restructuring and Merger dated as of October 26, 2000 between Flowers Industries, Inc., Kellogg Company and Kansas Merger Subsidiary, Inc., incorporated by reference to Exhibit 2.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission file number 1-4171.	IBRF
2.02	Agreement and Plan of Merger dated as of October 26, 2000 between Keebler Foods Company, Kellogg Company and FK Acquisition Corporation, incorporated by reference to Exhibit 2.03 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission file number 1-4171.	IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, file number 333-56536.	IBRF
4.01	Fiscal Agency Agreement dated as of January 29, 1997, between the Company and Citibank, N.A., Fiscal Agent, incorporated by reference to Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.02	Form of 6 5/8% Note due 2004 related to the Fiscal Agency Agreement described in Exhibit 4.01 above, incorporated by reference to Exhibit 4.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.03	Indenture dated August 1, 1993, between the Company and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Commission file number 33-49875.	IBRF
4.04	Form of Kellogg Company 4 7/8% Note Due 2005, incorporated by reference to Exhibit 4.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-4171.	IBRF
4.05	Indenture and Supplemental Indenture dated March 15 and March 29, 2001, respectively, between Kellogg Company and BNY Midwest Trust Company, including the forms of 5.50% note due 2003, 6.00% note due 2006, 6.60% note due 2011 and 7.45% Debenture due 2031, incorporated by reference to Exhibit 4.01 and 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

10.03	Kellogg Company Supplemental Savings and Investment Plan, incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, Commission file number 1-4171.*	IBRF
10.04	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.08	Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993, Commission file number 1-4171.*	IBRF
10.09	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.11	Kellogg Company 2001 Long-Term Incentive Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, file number 333-56542.*	IBRF
10.12	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.13	Kellogg Company Executive Compensation Deferral Plan, incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.14	Agreement between the Company and Janet Langford Kelly dated August 30, 1999, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1999, Commission file number 1-4171.*	IBRF
10.15	Agreement between the Company and Thomas Webb dated December 30, 1999, incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-4171.*	IBRF
10.16	Agreement between the Company and Alan F. Harris, incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

10.17	Additional Agreement between the Company and Alan F. Harris, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission file number 1-4171.	IBRF
10.18	Agreement between the Company and David Mackay, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission file number 1-4171.*	IBRF
10.19	Agreement between the Company and Carlos M. Gutierrez, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.20	Agreement between the Company and Sam Reed, incorporated by reference to Exhibits 10.01 and 10.02 to the Company’s Quarterly Report in Form 10-Q for the quarter ended March 31, 2001, Commission file number 1-4171.*	IBRF
10.21	Stock Option Agreement between the Company and James Jenness, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.22	Agreement between the Company and other executives, incorporated by reference to Exhibit 10.05 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.23	Agreement between the Company and Michael Teale.*	E
10.24	Kellogg Company 2002 Employee Stock Purchase Plan.*	E
10.25	Kellogg Company Executive Stock Purchase Plan.*	E
10.26	Kellogg Company Senior Executive Annual Incentive Plan.*	E
13.01	Pages 17 through 45 of the Company’s Annual Report to Share Owners for the fiscal year ended December 31, 2001.	E
21.01	Domestic and Foreign Subsidiaries of the Company.	E
23.01	Consent of PricewaterhouseCoopers LLP.	E
24.01	Powers of Attorney authorizing Janet Langford Kelly to execute the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, on behalf of the Board of Directors, and each of them.	E

*	A management contract or compensatory plan required to be filed with this Report.

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