Form 10-Q
period 2002-03-30
KELLOGG CO
filed 2002-05-10
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

Yes	No

Common Stock outstanding April 30, 2002 — 409,106,008 shares

KELLOGG COMPANY

INDEX

PART I - Financial Information	Page

Item 1:
Consolidated Balance Sheet — March 30, 2002, and December 31, 2001	2

Consolidated Statement of Earnings — quarters ended March 30, 2002 and March 31, 2001	3

Consolidated Statement of Cash Flows — quarters ended March 30, 2002 and March 31, 2001	4

Notes to Consolidated Financial Statements	5-11

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-18

PART II — Other Information

Item 4:
Submission of Matters to a Vote of Security Holders	19

Item 6:
Exhibits and Reports on Form 8-K	19

Signatures	20

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	March 30,	December 31,
	2002	2001

	(unaudited)
Current assets
Cash and cash equivalents	$261.0	$231.8
Accounts receivable, net	814.5	762.3
Inventories:
Raw materials and supplies	179.6	170.7
Finished goods and materials in process	355.7	403.8
other current assets	278.9	333.4

Total current assets	1,889.7	1,902.0
Property, net of accumulated depreciation of $2,727.1 and $2,659.2	2,862.2	2,952.8
Goodwill	3,138.0	3,069.5
Other intangibles, net of accumulated amortization of $19.4 and $19.1	2,004.5	2,051.1
Other assets	416.9	393.2

Total assets	$10,311.3	$10,368.6

Current liabilities
Current maturities of long-term debt	$77.9	$82.3
Notes payable	385.7	513.3
Accounts payable	512.6	577.5
Income taxes	140.2	77.3
Other current liabilities	989.8	957.2

Total current liabilities	2,106.2	2,207.6
Long-term debt	5,591.8	5,619.0
Nonpension postretirement benefits	474.3	475.1
Deferred income taxes and other liabilities	1,196.7	1,195.4
Shareholders’ equity
Common stock, $.25 par value	103.8	103.8
Capital in excess of par value	71.8	91.5
Retained earnings	1,614.4	1,564.7
Treasury stock, at cost	(276.9)	(337.1)
Accumulated other comprehensive income	(570.8)	(551.4)

Total shareholders’ equity	942.3	871.5

Total liabilities and Shareholders’ equity	$10,311.3	$10,368.6

* Condensed from audited financial statements

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries
CONSOLIDATED EARNINGS
(millions, except per share data)

	Quarter ended	Quarter ended
	March 30,	March 31,
(Results are unaudited)	2002	2001

Net sales	$2,061.8	$1,471.7
Cost of goods sold	1,177.2	852.7
Selling and administrative expense	557.5	363.5
Restructuring charges	—	48.3

Operating profit	327.1	207.2
Interest expense	98.1	40.7
Other income (expense), net	14.4	1.9

Earnings before income taxes, extraordinary loss, and cumulative effect of accounting change	243.4	168.4
Income taxes	90.8	75.9

Earnings before extraordinary loss and cumulative effect of accounting change	152.6	92.5
Extraordinary loss (net of tax)	—	(7.4)
Cumulative effect of accounting change (net of tax)	—	(1.0)

Net earnings	$152.6	$84.1

Per share amounts:
Earnings before extraordinary loss and cumulative effect of accounting change:
Basic	$.37	$.23
Diluted	$.37	$.23
Net earnings:
Basic	$.37	$.21
Diluted	$.37	$.21
Dividends per share	$.2525	$.2525

Average shares outstanding (basic)	407.1	405.7

Average shares outstanding (diluted)	409.4	406.1

Actual shares outstanding at period end	408.3	405.9

Refer to Notes Consolidated Financial Statements

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Quarter ended	Quarter ended
	March 30,	March 31,
	2002	2001

Operating activities
Net earnings	$152.6	$84.1
Items in net earnings not requiring cash:
Depreciation and amortization	87.0	70.5
Deferred income taxes	11.4	(26.0)
Restructuring charges, net of cash paid	—	47.8
Other	14.4	(62.4)
Postretirement benefit plan contributions	(24.5)	(25.9)
Changes in operating assets and liabilities	46.6	(9.2)

Net cash provided by operating activities	287.5	78.9

Investing activities
Additions to properties	(32.9)	(27.4)
Acquisitions of businesses	—	(3,842.8)
Other	(0.4)	(1.8)

Net cash used in investing activities	(33.3)	(3,872.0)

Financing activities
Net issuances (reductions) of notes payable	(127.6)	413.3
Issuances of long-term debt	—	4,567.0
Reductions of long-term debt	(25.0)	(946.2)
Net issuances of common stock	42.0	7.6
Common stock repurchases	(0.4)	—
Cash dividends	(102.9)	(102.7)
Other	—	0.6

Net cash provided by (used in) financing activities	(213.9)	3,939.6

Effect of exchange rate changes on cash	(11.1)	(4.9)

Increase in cash and cash equivalents	29.2	141.6
Cash and cash equivalents at beginning of period	231.8	204.4

Cash and cash equivalents at end of period	$261.0	$346.0

Refer to Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
for the quarter ended March 30, 2002 (unaudited)

Note 1 Accounting policies

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 27 to 43 of the Company’s 2001 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company’s 2001 Annual Report, except as discussed below. Certain amounts for 2001 have been reclassified to conform to current-period classifications. The results of operations for the quarter ended March 30, 2002 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Interim reporting periods
Historically, the Company has reported interim periods on a calendar-quarter basis. Certain business units within the Company have followed a thirteen week quarter convention, commonly referred to as “4-4-5” because of the number of weeks in each sub-period of the quarter. In order to facilitate conversion to SAP software and to achieve greater consistency and efficiency, all business units of the Company are reporting interim results on a “4-4-5” basis beginning in 2002. Because prior-year results have not been restated, year-over-year comparability of quarterly results could be significantly impacted, due principally to the change in reporting dates for the Keebler business. Keebler’s 2001 interim results were reported for the periods ended March 24, June 16, October 6, and December 29; whereas, 2002 interim results are being reported for the periods ended March 30, June 29, September 28, and December 28. Guidance will be provided within Management’s Discussion and Analysis regarding any significant impact of this reporting change on year-over-year comparisons.

Classification of promotional expenditures
Beginning January 1, 2002, the Company has applied the consensus reached by the Emerging Issues Task Force (EITF) of the FASB in Issue No. 01-09 “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” Under this consensus, generally, cash consideration is to be classified as a reduction of revenue, unless specific criteria are met regarding goods or services that the vendor may receive in return for this consideration. Non-cash consideration is to be classified as a cost of sales.

As a result of applying this consensus, the Company has reclassified promotional payments to its customers and the cost of consumer coupons and other cash redemption offers from selling, general, and administrative expense (SGA) to net sales. The Company has reclassified the cost of promotional package inserts and other non-cash consideration from SGA to cost of goods sold. Prior-period financial statements have been reclassified to comply with this guidance.

Goodwill and other intangible assets
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. This standard provides accounting and disclosure guidance for acquired intangibles. Under this standard, goodwill and “indefinite-lived” intangibles are no longer amortized, but are tested at least annually for impairment. If the asset is determined to be impaired, an impairment loss would be recognized within the Company’s operating profit to reduce carrying value to fair value. Transitional impairment tests of goodwill and non-amortized intangibles are also performed upon adoption of SFAS No. 142, with any recognized impairment loss reported as the cumulative effect of an accounting change in the first period of adoption. The Company has completed these transitional tests and was not required to recognize any impairment losses.

SFAS No. 142 also provides separability criteria for recognizing intangible assets apart from goodwill. Under these provisions, assembled workforce is no longer considered a separate intangible. Accordingly, for the quarter ended March 30, 2002, the Company has reclassified approximately $46 million from other intangibles to goodwill on the balance sheet. Refer to Note 7 for further information on the Company’s goodwill and other intangible assets.

The provisions of SFAS No. 142 are adopted prospectively and prior-period financial statements are not restated. Comparative earnings information for prior periods is presented in the following table:

millions except per share data

	Earnings before extraordinary loss and cumulative effect of accounting change

	Earnings		Per share - Basic		Per share - Diluted

	March 30,	March 31,	March 30,	March 31,	March 30,	March 31,
quarter ended,	2002	2001	2002	2001	2002	2001

Originally reported	$152.6	$92.5	$0.37	$0.23	$0.37	$0.23
Goodwill amortization	—	1.5	—	—	—	—
Intangibles no longer amortized	—	1.1	—	—	—	—

Total amortization	$—	$2.6	$—	$0.01	$—	$0.01

Comparable	$152.6	$95.1	$0.37	$0.24	$0.37	$0.24

	Net Earnings

	Earnings		Per share - Basic		Per share - Diluted

	March 30,	March 31,	March 30,	March 31,	March 30,	March 31,
quarter ended,	2002	2001	2002	2001	2002	2001

Originally reported	$152.6	$84.1	$0.37	$0.21	$0.37	$0.21
Goodwill amortization	—	1.5	—	—	—	—
Intangibles no longer amortized	—	1.1	—	—	—	—

Total amortization	$—	$2.6	$—	$0.01	$—	$0.01

Comparable	$152.6	$86.7	$0.37	$0.22	$0.37	$0.22

Accounting for long-lived assets
The Company adopted SFAS No. 144 “Accounting for Impairment or Disposal of Long-lived Assets” on January 1, 2002. This standard is generally effective for the Company on a prospective basis.

SFAS No. 144 clarifies and revises existing guidance on accounting for impairment of plant, property, and equipment, amortized intangibles, and other long-lived assets not specifically addressed in other accounting literature. Significant changes include 1) establishing criteria beyond those previously specified in existing literature for determining when a long-lived asset is held for sale, and 2) requiring that the depreciable life of a long-lived asset to be abandoned is revised. These provisions could be expected to have the general effect of reducing or delaying recognition of future impairment losses on assets to be disposed, offset by higher depreciation expense during the remaining holding period. However, management does not expect the adoption of this Standard to have a significant impact on the Company’s 2002 financial results. SFAS No. 144 also broadens the presentation of discontinued operations to include a component of an entity (rather than only a segment of a business).

Note 2 Keebler Acquisition

On March 26, 2001, the Company acquired Keebler Foods Company (“Keebler”) in a cash transaction valued at $4.56 billion. The acquisition was accounted for under the purchase method and was financed through a combination of short-term and long-term debt.

The components of intangible assets included in the final allocation of purchase price are presented in the following table. During 2001, these intangibles were amortized based on an estimated useful life of 40 years. As a result of the Company’s adoption of SFAS No. 142 on January 1, 2002 (refer to Note 1), these intangibles are no longer amortized after 2001, but are subject to annual impairment reviews.

(millions)
Trademarks and tradenames	$1,310.0
Direct store door (DSD) delivery system	590.0
Goodwill	2,938.5

$4,838.5

The final purchase price allocation includes $80.1 million of liabilities related to management’s plans, as of the acquisition date, to exit certain activities and operations of the acquired company, as presented in the table below. Cash outlays related to these exit plans were $28 million in 2001 and are projected to be approximately $38 million in 2002, with the remaining amounts spent principally during 2003.

			Lease & other
	Employee	Employee	contract	Facility closure
(millions)	severance benefits	relocation	termination	costs	Total

Total reserve at acquisition date:
Original estimate	$59.3	$8.6	$12.3	$10.4	$90.6
Purchase accounting adjustments	(4.5)	(6.8)	0.8	—	(10.5)

Adjusted	$54.8	$1.8	$13.1	$10.4	$80.1
Amounts utilized during 2001	(23.9)	(0.8)	(0.4)	(2.9)	(28.0)
Amounts utilized during 2002	(9.5)	—	(0.2)	(0.8)	(10.5)

Remaining reserve at March 30, 2002	$21.4	$1.0	$12.5	$6.7	$41.6

Management’s exit plans are being announced as individual initiatives are implemented. Recently announced exit plans include disposal of a portion of Keebler’s private-label business and closure of various shipping centers as the Kellogg and Keebler logistics systems are integrated. During April 2002, the Company sold certain assets of its Bake-Line private-label unit, including a bakery in Marietta, Oklahoma, to Atlantic Baking Group, Inc for approximately $65 million in cash and a $10 million note to be paid at a later date. The carrying value of net assets sold, including allocated goodwill, approximated the net sales proceeds.

The following table includes the unaudited pro forma combined results as if the Company had acquired Keebler as of the beginning of 2001, instead of on March 26, 2001:

(millions, except per share data)	Quarter ended March 31, 2001 (a)

Net sales	$1,973.1
Earnings before extraordinary loss and cumulative effect of accounting change	$45.1
Net earnings	$36.7
Net earnings per share (basic and diluted)	$0.09

(a)	Keebler results are for the twelve weeks ended March 24, 2001

These pro forma results have been restated to reflect the retroactive application of EITF No. 01-09 (refer to Note 1), and include amortization of the intangibles presented above and interest expense on debt assumed issued to finance the purchase. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2001, nor are they necessarily indicative of future consolidated results.

Note 3 Restructuring and other charges

Operating profit for the quarter ended March 31, 2001, includes restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share), related to preparing Kellogg for the Keebler integration and continued actions supporting the Company’s “focus and align” strategy in the United States and Asia. Approximately 70% of the charges were comprised of asset write-offs, with the remainder consisting of employee severance and other cash costs. At December 31, 2001, remaining reserves for cash expenditures related to all of the Company’s prior-year’s restructuring initiatives were approximately $10 million (refer to page 34 of the Company’s 2001 Annual Report for further information), which are expected to be spent during 2002.

Net earnings for the quarter ended March 31, 2001, include an extraordinary loss of $7.4 million, net of tax benefit of $4.2 million, ($.02 per share) related to the extinguishment of $400 million of long-term debt.

On January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. For the quarter ended March 31, 2001, the Company reported a charge to earnings of $1.0 million, net of tax benefit of $.6 million, and a charge to other comprehensive income of $14.9 million, net of tax benefit of $8.6 million, in order to recognize the fair value of derivative instruments as either assets or liabilities on the balance sheet.

Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on assets sales. Other income (expense), net for the quarter ended March 30, 2002, includes a $16.5 million credit ($10.2 million after tax or $.02 per share), related to legal settlements.

Note 5 Equity

Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company. Basic net earnings per share is reconciled to diluted net earnings per share as follows:

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2002
Basic	$152.6	407.1	$.37
Dilutive employee stock options	—	2.3	—

Diluted	$152.6	409.4	$.37

2001
Basic	$84.1	405.7	$.21
Dilutive employee stock options	—	.4	—

Diluted	$84.1	406.1	$.21

Comprehensive Income
Comprehensive income includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Accumulated other comprehensive income for the periods presented consists of foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation”, unrealized gains and losses on cash flow hedges pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and minimum pension liability adjustments.

		Tax
Quarter	Pre-tax	(expense) or	After-tax
(millions)	amount	benefit	amount

2002
Net earnings			$152.6
Other comprehensive income:
Foreign currency translation adjustments	(15.6)	—	(15.6)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(7.0)	2.3	(4.7)
Reclassification to net earnings	1.5	(0.6)	0.9
Minimum pension liability adjustments	—	—	—

	(21.1)	1.7	(19.4)

Total comprehensive income			$133.2

		Tax
	Pre-tax	(expense) or	After-tax
(millions)	amount	benefit	amount

2001
Net earnings			$84.1
Other comprehensive income:
Foreign currency translation adjustments	(48.1)	—	(48.1)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(89.3)	32.5	(56.8)
Reclassification to net earnings	0.1	—	0.1
Minimum pension liability adjustments	—	—	—

	(137.3)	32.5	(104.8)

Total comprehensive income			(20.7)

Accumulated other comprehensive income (loss) as of March 30, 2002 and December 31, 2001 consisted of the following:

	March 30,	December 31,
(millions)	2002	2001

Foreign currency translation adjustments	$(504.8)	$(489.2)
Cash flow hedges — unrealized net loss	(52.7)	(48.9)
Minimum pension liability adjustments	(13.3)	(13.3)

Total accumulated other comprehensive income (loss)	$(570.8)	$(551.4)

Note 6 Operating segments

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, meat alternatives, pie crusts, and ice cream cones. Kellogg products are manufactured in 19 countries and marketed in more than 160 countries around the world. Principal markets for these products include the United States and United Kingdom.

The Company is managed in two major divisions — the United States and International — with International further delineated into Europe, Latin America, Canada, Australia, and Asia. This organizational structure is the basis of the operating segment data presented below. During 2001, the Company’s measure of operating segment profitability was defined as “operating profit excluding restructuring charges and Keebler amortization expense,” with operating profit determined in conformity with the presentation within the Consolidated Statement of Earnings. On January 1, 2002, the Company adopted SFAS No. 142 (refer to Note 1). Under the provisions of this standard, substantially all of the Company’s amortization expense was eliminated in periods subsequent to adoption. While this standard precludes restatement of prior-period financial statements, management’s measure of operating segment profitability has been restated for all prior periods to conform to the current-period presentation.

	Quarter ended	Quarter ended
(millions)	March 30,	March 31,
(Results are unaudited)	2002	2001

Net sales
United states	$1,426.8	$826.4
Europe	325.8	330.4
Latin America	150.5	152.5
All other operating segments	158.7	162.4
Corporate	—	—

Consolidated	$2,061.8	$1,471.7

Segment operating profit
United states	$242.1	$161.3
Europe	45.5	53.6
Latin America	37.2	38.6
All other operating segments	20.2	23.7
Corporate	(17.9)	(18.4)

Consolidated	327.1	258.8
Amortization eliminated by SFAS No. 142	—	(3.3)
Restructuring charges	—	(48.3)

Operating profit as reported	$327.1	$207.2

Note 7 Supplemental information on goodwill and other intangible assets

Intangible assets subject to amortization (a):

					Amortization expense (b)
millions	Gross carrying amount		Accumulated amortization		for quarter ended

	March 30,	December 31,	March 30,	December 31,	March 30,	March 31,
	2002	2001	2002	2001	2002	2001

Trademarks	$29.5	$29.5	$16.3	$16.1
Other	6.6	6.6	3.1	3.0

Total	$36.1	$36.1	$19.4	$19.1	$.4	$.4

(a)	Prior year amounts presented in accordance with current period classification under SFAS No. 142 — refer to Note 1 for further information.

(b)	The estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately $1.8 per year.

Intangible assets not subject to amortization (a):

millions	Total carrying amount (b)

	March 30,	December 31,
	2002	2001

Trademarks	$1,404.0	$1,404.0
Direct store door (DSD) delivery system	578.9	578.9
Other	4.9	51.2

Total	$1,987.8	$2,034.1

(a)	Prior year amounts presented in accordance with current period classification under SFAS No. 142 — refer to Note 1 for further information.

(b)	Total carrying amount is net of accumulated amortization through December 31, 2001.

Changes in the carrying amount of goodwill for the period ended March 30, 2002 (a):

millions	United States	Europe	Latin America	Other (c)	Consolidated

Beginning of period	$3,065.0	—	$3.1	$1.4	$3,069.5
SFAS No. 142 reclassification (b)	46.3	—	—	—	46.3
Purchase accounting adjustments	22.2	—	—	—	22.2
Foreign currency remeasurement impact and other	—	—	—	—	—

End of period	$3,133.5	—	$3.1	$1.4	$3,138.0

(a)	Total carrying amount is net of accumulated amortization through December 31, 2001.

(b)	Assembled workforce intangible no longer meets separability criteria under SFAS No. 142 and has been reclassified to goodwill effective January 1, 2002.

(c)	Other operating segments include Australia, Asia, and Canada.

KELLOGG COMPANY

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Overview
Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, meat alternatives, pie crusts, and ice cream cones. Kellogg products are manufactured in 19 countries and marketed in more than 160 countries around the world. The Company is managed in two major divisions — the United States and International — with International further delineated into Europe, Latin America, Canada, Australia, and Asia. This organizational structure is the basis of the operating segment data presented in this report.

At the end of the first quarter of 2002, we marked one year of owning Keebler Foods Company and a period of enormous change at our company. We believe our first quarter 2002 results offer evidence of the progress we are making to restore growth in our net sales, operating profit, earnings per share, and cash flow. On a comparable basis, all of these performance measures increased versus the prior period.

The following items affect the comparability of current and prior-period results:

•	On January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of this standard, substantially all of our amortization expense was eliminated in periods subsequent to adoption. While this standard precludes restatement of prior-period financial statements, management’s measure of operating segment profitability has been restated for all prior periods to conform to the current-period presentation.

•	In order to facilitate our conversion to SAP software and to achieve global consistency and efficiency, on January 1, 2002, we converted our interim reporting from a calendar-quarter system to a thirteen-week system, commonly referred to as “4-4-5” because of the number of weeks in each sub-period of the quarter. Comparability of quarterly results could be significantly impacted, due principally to the change in reporting dates for the Keebler business. Keebler’s 2001 interim results were reported for the periods ended March 24, June 16, October 6, and December 29; whereas, 2002 interim results are being reported for the periods ended March 30, June 29, September 28, and December 28.

•	First quarter 2001 operating profit included a restructuring charge related to preparing Kellogg for the Keebler acquisition and continued actions supporting our “focus and align” strategy.

•	First quarter 2001 net earnings included an extraordinary loss related to extinguishment of long-term debt and a charge for the cumulative effect of an accounting change related to adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

Reported results are reconciled to results adjusted for these items, as follows:

Net earnings (millions)

			Change vs.
	2002	2001	prior year

Reported consolidated results	$152.6	$84.1	81.5%
Restructuring charges, net of credits	—	30.3
Amortization eliminated by SFAS No. 142	—	2.6
Extraordinary loss	—	7.4
Cumulative effect of accounting change	—	1.0

Adjusted consolidated results	$152.6	$125.4	21.7%

Net earnings per share

			Change vs.
	2002	2001	prior year

Reported diluted net earnings per share	$0.37	$0.21	76.2%
Restructuring charges, net of credits	—	0.07
Amortization eliminated by SFAS No. 142	—	0.01
Extraordinary loss	—	0.02
Cumulative effect of accounting change	—	—

Adjusted consolidated results	$0.37	$0.31	19.4%

The increase in adjusted net earnings per share of $.06 was comprised of $.10 of business growth, $.03 from a reduced effective income tax rate, and $.02 from a favorable legal settlement, partially offset by $.09 from increased interest expense.

Net sales and operating profit
The following table provides an analysis of net sales and operating profit performance for the first quarter of 2002 versus 2001. Net sales for 2001 have been restated for the retroactive application of EITF 01-09 (refer to Note 1 within Notes to Consolidated Financial Statements) related to the reclassification of certain promotional expenditures from selling, general, and administrative expense (SGA) to net sales.

				Other
	United		Latin	operating
(dollars in millions)	States	Europe	America	(g)	Corporate	Consolidated

2002 net sales	$1,426.8	$325.8	$150.5	$158.7	$—	$2,061.8

2001 net sales (a)	$826.4	$330.4	$152.5	$162.4	$—	$1,471.7

% change - 2002 vs. 2001:
Volume	1.9%	1.0%	-6.2%	-2.7%	—	0.4%
Pricing/mix	5.3%	0.6%	6.3%	1.7%	—	4.0%

Subtotal — internal business	7.2%	1.6%	0.1%	-1.0%	—	4.4%
Shipping days impact (b)	5.7%	0.0%	0.0%	1.2%	—	3.3%
Keebler acquisition (c)	59.8%	0.0%	0.0%	0.0%	—	33.5%
Foreign currency impact	0.0%	-3.0%	-1.4%	-2.5%	—	-1.1%

Total change	72.7%	-1.4%	-1.3%	-2.3%	—	40.1%

				Other
	United		Latin	operating
(dollars in millions)	States	Europe	America	(g)	Corporate	Consolidated

2002 operating profit	$242.1	$45.5	$37.2	$20.2	$(17.9)	$327.1

2001 operating profit (d)	$120.6	$53.6	$38.5	$16.7	$(22.2)	$207.2
Restructuring charges (e)	38.2	—	—	7.0	3.1	48.3
Amortization (f)	2.5	—	0.1	—	0.7	3.3

2001 segment operating profit	$161.3	$53.6	$38.6	$23.7	$(18.4)	$258.8

% change - 2002 vs. 2001:
Internal business	11.7%	-13.5%	-4.9%	-16.1%	3.5%	2.6%
Shipping days impact (b)	8.5%	0.0%	0.0%	3.7%	0.0%	5.6%
Keebler acquisition (c)	29.9%	0.0%	0.0%	0.0%	0.0%	18.6%
Foreign currency impact	0.0%	-1.7%	1.1%	-2.7%	-0.1%	-0.4%

Total change	50.1%	-15.2%	-3.8%	-15.1%	3.4%	26.4%

(a)	2001 net sales restated for the retroactive application of EITF No. 01-09. Refer to Note 1 within Notes to Consolidated Financial Statements for further information.

(b)	Estimated impact of shipping day differences between periods due to conversion from calendar-quarter system to “4-4-5” system in 2002.

(c)	Impact of results for the first quarter of 2002 from Keebler Foods Company, acquired in March 2001.

(d)	2001 U.S. operating segment profitability restated for an internal reallocation of overhead between corporate and U.S. operations.

(e)	Refer to “Restructuring and other charges” section for further information.

(f)	Proforma impact of amortization eliminated by SFAS No. 142. Refer to Note 1 within Notes to Consolidated Financial Statements for further information.

(g)	Includes Canada, Australia, and Asia.

Reported consolidated net sales and operating profit for the quarter increased significantly versus the prior period, due primarily to the Keebler acquisition. Assuming we had owned Keebler in the first quarter of 2001 and adjusting this period to a “4-4-5” basis, our consolidated net sales would have increased approximately 2% and U.S. segment net sales would have increased nearly 4%. Similarly, our consolidated operating profit would have increased approximately 6% and U.S. segment operating profit would have increased 16%. Within our U.S. segment, this net sales increase was largely attributable to strong retail cereal sales. Net sales from the Keebler business were approximately even with the prior year pro forma period, negatively impacted by difficult year-over-year biscuit comparisons, delayed innovation, discontinued contract manufacturing business, de-emphasis on non-core products, and sku rationalization. However, the Keebler business contributed meaningfully to the comparable growth in U.S. operating profit, benefiting from the aforementioned strategic initiatives and integration cost-savings.

Excluding Keebler results, differences in shipping days, and the impact of foreign currency movements, our “internal business” net sales increased 4.4% on a consolidated basis, driven by pricing and mix improvements in our U.S. retail cereal business. Total net sales for our non-U.S. segments were up nearly 1%, led by strong performances in our United Kingdom convenience food and Australian cereal markets.

Internal business operating profit increased 2.6% on a consolidated basis. Strong performance in our U.S. operating segment was partially offset by a decline of approximately 11% in non-U.S. operating profit. This decline primarily reflects increased marketing investment in core non-U.S. markets, which we believe was a key factor contributing to growth in non-U.S. sales for the quarter. Additional factors reducing non-U.S. operating profit included 1) costs of a product recall and write-off of investments in a new product line in Europe, 2) business disruption due to economic volatility in Venezuela and Argentina, and 3) the costs of a headcount reduction program in Australia.

Margin performance
Margin performance for the first quarter of 2002 versus 2001 is presented in the following table. Results for 2001 exclude restructuring charges and amortization expense that would have been eliminated if SFAS No. 142 had been applied in the prior year. Results for 2001 have also been restated for the retroactive application of EITF 01-09 (refer to Note 1 within Notes to Consolidated Financial Statements) related to the reclassification of certain promotional expenditures from selling, general, and administrative expense (SGA) to net sales.

				Change vs. prior year
		2001		(pts.)

		SFAS No.		SFAS No.
		142	Comparable	142	Comparable
		adjusted (b)	(c)	adjusted (b)	(c)
	2002	2001	2001

Gross margin	42.9%	42.1%	41.2%	0.8	1.7

SGA% (a)	27.0%	24.5%	26.0%	-2.5	-1.0

Operating margin	15.9%	17.6%	15.2%	-1.7	0.7

(a)	Selling, general, and administrative expense as a percentage of net sales.

(b)	Results adjusted for the impact of amortization eliminated by SFAS No. 142.

(c)	Results include Keebler for the 12 weeks ended March 24, 2001 and are adjusted to a “4-4-5” basis.

During the quarter, we marked a one-year trend of continued year-over-year gross margin improvement. The gross margin improvement was attributable to sales of higher-margin Keebler products, prior year cereal price increases in the United States and Europe, efforts to improve our global sales mix, and cost-savings from the Keebler integration. Despite this increase, our operating margin was down versus the prior year on an as-reported basis. This decline represents execution of our 2002 plan to increase marketing investment in core non-U.S. markets, continued heavy investment in our U.S. cereal business, and the impact of including the Keebler DSD business model in current period results. However, as presented in the table above, assuming we had owned Keebler in the first quarter of 2001 and adjusting this period to a “4-4-5” basis, our 2002 operating margin would have actually exceeded the comparable 2001 operating margin by .7 percentage points.

Interest expense
For 2002, gross interest expense, prior to amounts capitalized, increased significantly versus the prior year, due primarily to interest expense on debt issued late in the first quarter of 2001 to finance the Keebler acquisition.

(dollars in millions)

			Change vs.
	2002	2001	prior year

Reported interest expense	$98.1	$40.7

Amounts capitalized	0.3	1.2

Gross interest expense	$98.4	$41.9	134.8%

We expect reported total year 2002 interest expense to be slightly less than $400 million.

Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on assets sales. Other income (expense), net for the quarter ended March 30, 2002, includes a $16.5 million credit ($10.2 million after tax or $.02 per share), related to legal settlements.

Income taxes
The effective income tax rate for the first quarter of 2001 of approximately 43% anticipated the estimated full-year impact of the Keebler acquisition on nondeductible goodwill and the level of U.S. tax on foreign subsidiary earnings. As the year progressed and calculations were refined, we reduced the 2001 rate to 40% on a full-year basis. As a result of our adoption of SFAS No. 142 on January 1, 2002, (refer to Note 1 within Notes to Consolidated Financial Statements), goodwill amortization expense — and the resulting impact on the effective income tax rate — has been eliminated in periods subsequent to adoption. Accordingly, the first quarter 2002 effective income tax rate has been reduced to approximately 37%, which is consistent with our expectation for the full year.

			Change vs.
Effective income tax rate			prior year

	2002	2001	(pts.)

Adjusted (a)	37.3%	43.3%	-6.0

As reported	37.3%	45.1%	-7.8

(a)	2001 adjusted rate excludes restructuring charges, extraordinary loss, and cumulative effect of accounting change.

Restructuring and other charges
Operating profit for the quarter ended March 31, 2001, includes restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share), related to preparing Kellogg for the Keebler integration and continued actions supporting the Company’s “focus and align” strategy in the United States and Asia. Approximately 70% of the charges were comprised of asset write-offs, with the remainder consisting of employee severance and other cash costs. At December 31, 2001, remaining reserves for cash expenditures related to all of the Company’s prior-year’s restructuring initiatives were approximately $10 million (refer to page 34 of the Company’s 2001 Annual Report for further information), which are expected to be spent during 2002.

Net earnings for the quarter ended March 31, 2001, include an extraordinary loss of $7.4 million, net of tax benefit of $4.2 million, ($.02 per share) related to the extinguishment of $400 million of long-term debt.

On January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. For the quarter ended March 31, 2001, the Company reported a charge to earnings of $1.0 million, net of tax benefit of $.6 million, and a charge to other comprehensive income of $14.9 million, net of tax benefit of $8.6 million, in order to recognize the fair value of derivative instruments as either assets or liabilities on the balance sheet.

Keebler acquisition
On March 26, 2001, we acquired Keebler Foods Company in a cash transaction valued at $4.56 billion. The acquisition was accounted for under the purchase method and was financed through a combination of short-term and long-term debt.

The final purchase price allocation includes $80.1 million of liabilities related to our plans, as of the acquisition date, to exit certain activities and operations of the acquired company. Cash outlays related to these exit plans were approximately $28 million in 2001 and are projected to be approximately $38 million in 2002, with the remaining amounts spent principally during 2003.

Our exit plans are being announced as individual initiatives are implemented. Recently announced exit plans include disposal of a portion of Keebler’s private-label business and closure of various shipping centers as the Kellogg and Keebler logistics systems are integrated. During April 2002, the Company sold certain assets of its Bake-Line private-label unit, including a bakery in Marietta, Oklahoma, to Atlantic Baking Group, Inc for approximately $65 million in cash and a $10 million note to be paid at a later date. The carrying value of net assets sold, including allocated goodwill, approximated the net sales proceeds.

Liquidity and capital resources

For the first quarter of 2002, net cash provided by operating activities was $287.5 million, compared to $78.9 million in the prior-year period. Operating cash flow for the first quarter of 2001 was reduced by an $88 million payment to settle interest rate hedges, related to debt issued to finance the Keebler acquisition. Operating cash flow for the current period exceeded the prior-period amount by $208.6 million, due primarily to this hedge settlement, $55.8 million in favorable working capital movements, and higher cash earnings. Our management of “core working capital” (trade receivables and inventory, less trade payables) continues to improve as a percentage of sales. For the year-ended March 30, 2002, average core working capital represented 9.3% of net sales, versus 10.7% for year-ended March 31, 2001.

Year-to-date expenditures for property additions were $32.9 million, which represented 1.6% of first quarter 2002 net sales compared with 3.7% for the full year of 2001. (The 2001 ratio has been restated for the retroactive application of EITF No. 01-09. Refer to Note 1 within Notes to Consolidated Financial Statements for further information). It is our goal to maintain full-year 2002 expenditures at approximately 3% of net sales.

We expect our measure of full-year 2002 “cash flow” (net cash provided by operating activities reduced by expenditures for property additions) to be between the 2000 level of $650 million and the 2001 level of $856 million. Versus 2001, 2002 cash flow will be reduced in part, by cash outlays related to Keebler exit plans (refer to “Keebler acquisition” section), increased employee performance incentive payments, increased interest payments, and a slowing in the pace of further core working capital improvements.

Despite the substantial amount of debt incurred to finance the Keebler acquisition, we believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs through our strong cash flow, our program of issuing commercial paper, and maintaining credit facilities on a global basis.

The Company’s significant long-term debt issues do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit its access to the U.S. commercial paper market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, the Company would continue to have access to its credit facilities which are in amounts sufficient to cover the outstanding commercial paper balance and debt principal repayments through 2003.

Forward-looking statements

Our Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy and plans; exit plans and costs related to the Keebler acquisition; the impact of accounting changes; our ability to meet interest and debt principal repayment obligations; effective income tax rate; cash flow; property addition expenditures; and interest expense. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. In particular, future results or activities could be affected by factors related to the Keebler acquisition, including integration problems, failures to achieve savings, unanticipated liabilities, and the substantial amount of debt incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn, and place us at a competitive disadvantage relative to less-leveraged competitors. In addition, our future results could be affected by a variety of other factors, including

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
No exhibits are included in this filing
(b) Reports on Form 8-K:
No reports on Form 8-K were filed during the quarter for which the report is filed.

KELLOGG COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ J.A. Bryant

J.A. Bryant
Principal Financial Officer;
Senior Vice President — Chief Financial Officer

/s/ J. M. Boromisa

J. M. Boromisa
Principal Accounting Officer;
Vice President — Corporate Controller

Date:	May 10, 2002