Form 10-Q
period 2002-06-29
KELLOGG CO
filed 2002-08-08
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-4171

KELLOGG COMPANY

State of Incorporation—Delaware	IRS Employer Identification No.38-0710690

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

Yes    X      No

Common Stock outstanding July 31, 2002 — 410,095,658 shares

KELLOGG COMPANY

INDEX

PART I - Financial Information		Page

Item 1:

	Consolidated Balance Sheet — June 29, 2002, and December 31, 2001	2

	Consolidated Statement of Earnings — quarters and year-to-date periods ended June 29, 2002 and June 30, 2001	3

	Consolidated Statement of Cash Flows — year-to-date periods ended June 29, 2002 and June 30, 2001	4

	Notes to Consolidated Financial Statements	5-12

Item 2:

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21

PART II — Other Information

Item 4:
	Submission of Matters to a Vote of Security Holders	22

Item 6:
	Exhibits and Reports on Form 8-K	22

Signatures		23

Exhibit Index		24

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	June 29,	December 31,
	2002	2001
	(unaudited)	*

Current assets
Cash and cash equivalents	$196.3	$231.8
Accounts receivable, net	826.7	762.3
Inventories:
Raw materials and supplies	180.7	170.7
Finished goods and materials in process	375.1	403.8
Other current assets	278.2	333.4

Total current assets	1,857.0	1,902.0
Property, net of accumulated depreciation of $2,871.5 and $2,659.2	2,847.0	2,952.8
Goodwill	3,110.4	3,069.5
Other intangibles, net of accumulated amortization of $19.8 and $19.1	2,004.0	2,051.1
Other assets	429.4	393.2

Total assets	$10,247.8	$10,368.6

Current liabilities
Current maturities of long-term debt	$1,077.3	$82.3
Notes payable	111.5	513.3
Accounts payable	579.2	577.5
Income taxes	172.2	77.3
Other current liabilities	978.0	957.2

Total current liabilities	2,918.2	2,207.6
Long-term debt	4,592.1	5,619.0
Nonpension postretirement benefits	458.1	475.1
Deferred income taxes and other liabilities	1,214.1	1,195.4
Shareholders’ equity
Common stock, $.25 par value	103.8	103.8
Capital in excess of par value	57.9	91.5
Retained earnings	1,684.9	1,564.7
Treasury stock, at cost	(209.0)	(337.1)
Accumulated other comprehensive income	(572.3)	(551.4)

Total shareholders’ equity	1,065.3	871.5

Total liabilities and shareholders’ equity	$10,247.8	$10,368.6

*     Condensed from audited financial statements

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries
CONSOLIDATED EARNINGS
(millions, except per share data)

			Year-to-date	Year-to-date
	Quarter ended	Quarter ended	period ended	period ended
	June 29,	June 30,	June 29,	June 30,
(Results are unaudited)	2002	2001	2002	2001

Net sales	$2,125.1	$1,989.2	$4,186.9	$3,460.9
Cost of goods sold	1,161.5	1,122.2	2,338.7	1,974.9
Selling and administrative expense	591.2	565.7	1,148.7	929.2
Restructuring charges	—	—	—	48.3

Operating profit	372.4	301.3	699.5	508.5
Interest expense	96.9	106.9	195.0	147.6
Other income (expense), net	2.0	(8.9)	16.4	(7.0)

Earnings before income taxes, extraordinary loss, and cumulative effect of accounting change	277.5	185.5	520.9	353.9
Income taxes	103.7	70.9	194.5	146.8

Earnings before extraordinary loss and cumulative effect of accounting change	173.8	114.6	326.4	207.1
Extraordinary loss (net of tax)	—	—	—	(7.4)
Cumulative effect of accounting change (net of tax)	—	—	—	(1.0)

Net earnings	$173.8	$114.6	$326.4	$198.7

Per share amounts:
Earnings before extraordinary loss and cumulative effect of accounting change:
Basic	$.42	$.28	$.80	$.51
Diluted	$.42	$.28	$.79	$.51
Net earnings:
Basic	$.42	$.28	$.80	$.49
Diluted	$.42	$.28	$.79	$.49
Dividends per share	$.2525	$.2525	$.5050	$.5050

Average shares outstanding (basic)	409.2	405.9	408.1	405.8

Average shares outstanding (diluted)	412.6	406.3	410.9	406.2

Actual shares outstanding at period end			410.1	406.0

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date	Year-to-date
	period ended	period ended
	June 29,	June 30,
(Results are unaudited)	2002	2001

Operating activities
Net earnings	$326.4	$198.7
Items in net earnings not requiring cash:
Depreciation and amortization	169.8	185.1
Deferred income taxes	0.5	(20.0)
Restructuring charges, net of cash paid	—	46.4
Other	(4.7)	(67.9)
Postretirement benefit plan contributions	(42.7)	(40.4)
Changes in operating assets and liabilities	114.4	116.8

Net cash provided by operating activities	563.7	418.7

Investing activities
Additions to properties	(85.6)	(78.8)
Acquisitions of businesses	(2.2)	(3,853.7)
Dispositions of businesses	65.1	—
Other	(1.2)	0.9

Net cash used in investing activities	(23.9)	(3,931.6)

Financing activities
Net issuances (reductions) of notes payable	(401.9)	128.7
Issuances of long-term debt	—	4,567.0
Reductions of long-term debt	(49.3)	(946.9)
Common stock issuances	81.5	9.6
Common stock repurchases	(0.4)	—
Cash dividends	(206.2)	(205.4)
Other	—	0.6

Net cash provided by (used in) financing activities	(576.3)	3,553.6

Effect of exchange rate changes on cash	1.0	(4.5)

Increase (decrease) in cash and cash equivalents	(35.5)	36.2
Cash and cash equivalents at beginning of period	231.8	204.4

Cash and cash equivalents at end of period	$196.3	$240.6

Refer to Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
for the quarter and year-to-date period ended June 29, 2002 (unaudited)

Note 1 Accounting policies

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 27 to 43 of the Company’s 2001 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company’s 2001 Annual Report, except as discussed below. Certain amounts for 2001 have been reclassified to conform to current-period classifications. The results of operations for the quarter and year-to-date period ended June 29, 2002 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Goodwill and other intangible assets

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. This standard provides accounting and disclosure guidance for acquired intangibles. Under this standard, goodwill and “indefinite-lived” intangibles are no longer amortized, but are tested at least annually for impairment. If the asset is determined to be impaired, an impairment loss would be recognized within the Company’s operating profit to reduce carrying value to fair value. Transitional impairment tests of goodwill and non-amortized intangibles are also performed upon adoption of SFAS No. 142, with any recognized impairment loss reported as the cumulative effect of an accounting change in the first period of adoption. The Company was not required to recognize any impairment losses under these transitional tests.

SFAS No. 142 also provides separability criteria for recognizing intangible assets apart from goodwill. Under these provisions, assembled workforce is no longer considered a separate intangible. Accordingly, for the quarter ended March 30, 2002, the Company reclassified approximately $46 million from other intangibles to goodwill on the balance sheet. Refer to Note 7 for further information on the Company’s goodwill and other intangible assets.

The provisions of SFAS No. 142 are adopted prospectively and prior-period financial statements are not restated. Comparative earnings information for prior periods is presented in the following table:

	Net Earnings

Quarter	Earnings (millions)		Per share - Basic		Per share - Diluted

	June 29,	June 30,	June 29,	June 30,	June 29,	June 30,
period ended,	2002	2001	2002	2001	2002	2001

Originally reported	$173.8	$114.6	$0.42	$0.28	$0.42	$0.28
Goodwill amortization	—	17.7	—	0.04	—	0.04
Intangibles no longer amortized	—	7.5	—	0.02	—	0.02

Total amortization	$—	$25.2	$—	$0.06	$—	$0.06

Comparable	$173.8	$139.8	$0.42	$0.34	$0.42	$0.34

Earnings before extraordinary loss and cumulative effect of accounting change

Year-to-date	Earnings (millions)		Per share - Basic		Per share - Diluted

	June 29,	June 30,	June 29,	June 30,	June 29,	June 30,
period ended,	2002	2001	2002	2001	2002	2001

Originally reported	$326.4	$207.1	$0.80	$0.51	$0.79	$0.51
Goodwill amortization	—	19.2	—	0.05	—	0.05
Intangibles no longer amortized	—	8.6	—	0.02	—	0.02

Total amortization	$—	$27.8	$—	$0.07	$—	$0.07

Comparable	$326.4	$234.9	$0.80	$0.58	$0.79	$0.58

	Net Earnings

Year-to-date	Earnings (millions)		Per share - Basic		Per share - Diluted

	June 29,	June 30,	June 29,	June 30,	June 29,	June 30,
period ended,	2002	2001	2002	2001	2002	2001

Originally reported	$326.4	$198.7	$0.80	$0.49	$0.79	$0.49
Goodwill amortization	—	19.2	—	0.05	—	0.05
Intangibles no longer amortized	—	8.6	—	0.02	—	0.02

Total amortization	$—	$27.8	$—	$0.07	$—	$0.07

Comparable	$326.4	$226.5	$0.80	$0.56	$0.79	$0.56

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

Accounting for exit costs

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal”, which is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The Company currently plans to adopt SFAS No. 146 for its 2003 fiscal year.

This Statement is intended to achieve consistency in timing of recognition between exit costs, such as one-time employee separation benefits and contract termination payments, and all other costs. Under existing literature, certain costs associated with exit activities are recognized when management commits to a plan. Under SFAS No. 146, costs will be recognized when a liability has been incurred under general concepts. For instance, under existing literature, plant closure costs would be accrued at the plan commitment date. Under SFAS No. 146, these costs would be recognized as closure activities are performed. These provisions could be expected to have the general effect of delaying recognition of certain costs related to restructuring programs. However, management does not currently expect adoption of this Standard to have a significant impact on the Company’s 2003 financial results.

Note 2 Acquisitions and dispositions

Keebler

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

$4,838.5

The final purchase price allocation includes $80.1 million of liabilities related to management’s plans, as of the acquisition date, to exit certain activities and operations of the acquired company, as presented in the table below. Cash outlays related to these exit plans were $28 million in 2001 and are projected to be approximately $31 million in 2002, with the remaining amounts spent principally during 2003.

			Lease & other
	Employee	Employee	contract	Facility closure
(millions)	severance benefits	relocation	termination	costs	Total

Total reserve at acquisition date:
Original estimate	$59.3	$8.6	$12.3	$10.4	$90.6
Purchase accounting adjustments	(4.5)	(6.8)	0.8	—	(10.5)

Adjusted	$54.8	$1.8	$13.1	$10.4	$80.1
Amounts utilized during 2001	(23.9)	(0.8)	(0.4)	(2.9)	(28.0)
Amounts utilized during 2002	(12.2)	(0.1)	(0.5)	(1.7)	(14.5)

Remaining reserve at June 29, 2002	$18.7	$0.9	$12.2	$5.8	$37.6

Management’s exit plans are being announced as individual initiatives are implemented. During April 2002, the Company sold certain assets of Keebler’s Bake-Line private-label unit, including a bakery in Marietta, Oklahoma, to Atlantic Baking Group, Inc for approximately $65 million in cash and a $10 million note to be paid at a later date. The carrying value of net assets sold, including allocated goodwill, approximated the net sales proceeds.

Other

In June 2000, the Company paid cash to acquire the outstanding stock of Kashi Company, a U.S. natural foods company. During the quarter ended June 29, 2002, the Company paid additional contingent purchase price of $2 million, bringing the total purchase price, including related acquisition costs, to approximately $35 million.

Note 3 Restructuring and other charges

Cost of goods sold for the quarter ended June 29, 2002, includes an impairment loss of $5.0 million related to the Company’s manufacturing facility in China, representing a decline in real estate market value subsequent to an original impairment loss recognized for this property in 1997.

Operating profit for the year-to-date period ended June 30, 2001, includes restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share), related to preparing Kellogg for the Keebler integration and continued actions supporting the Company’s “focus and align” strategy in the United States and Asia. Approximately 70% of the charges were comprised of asset write-offs, with the remainder consisting of employee severance and other cash costs. At December 31, 2001, remaining reserves for cash expenditures related to all of the Company’s prior-years’ restructuring initiatives were approximately $10 million (refer to page 34 of the Company’s 2001 Annual Report for further information), which are expected to be spent during 2002.

Net earnings for the year-to-date period ended June 30, 2001, include an extraordinary loss of $7.4 million, net of tax benefit of $4.2 million, ($.02 per share) related to the extinguishment of $400 million of long-term debt. In April 2002, the FASB issued SFAS No. 145, a technical corrections pronouncement which, in part, rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS No. 145, generally, debt extinguishments will no longer be classified as extraordinary items. This standard will be effective for the Company for its 2003 fiscal year. Upon adoption, prior periods will be restated to conform to current period presentation.

On January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. For the year-to-date period ended June 30, 2001, the Company reported a charge to earnings of $1.0 million, net of tax benefit of $.6 million, and a charge to other comprehensive income of $14.9 million, net of tax benefit of $8.6 million, in order to recognize the fair value of derivative instruments as either assets or liabilities on the balance sheet.

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

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2002
Basic	$173.8	409.2	$.42
Dilutive employee stock options	—	3.4	—

Diluted	$173.8	412.6	$.42

2001
Basic	$114.6	405.9	$.28
Dilutive employee stock options	—	.4	—

Diluted	$114.6	406.3	$.28

Year-to-date		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2002
Basic	$326.4	408.1	$.80
Dilutive employee stock options	—	2.8	(.01)

Diluted	$326.4	410.9	$.79

2001
Basic	$198.7	405.8	$.49
Dilutive employee stock options	—	.4	—

Diluted	$198.7	406.2	$.49

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

		Tax
Quarter	Pre-tax	(expense) or	After-tax
(millions)	amount	benefit	amount

2002
Net earnings			$173.8
Other comprehensive income:
Foreign currency translation adjustments	(8.4)	—	(8.4)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	8.7	(3.7)	5.0
Reclassification to net earnings	3.1	(1.2)	1.9
Minimum pension liability adjustments	—	—	—

	3.4	(4.9)	(1.5)

Total comprehensive income			$172.3

		Tax
	Pre-tax	(expense) or	After-tax
(millions)	amount	benefit	amount

2001
Net earnings			$114.6
Other comprehensive income:
Foreign currency translation adjustments	3.3	—	3.3
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(2.1)	0.9	(1.2)
Reclassification to net earnings	2.3	(0.9)	1.4
Minimum pension liability adjustments	—	—	—

	3.5	—	3.5

Total comprehensive income			$118.1

		Tax
Year-to-date	Pre-tax	(expense) or	After-tax
(millions)	amount	benefit	amount

2002
Net earnings			$326.4
Other comprehensive income:
Foreign currency translation adjustments	(24.0)	—	(24.0)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	1.7	(1.4)	0.3
Reclassification to net earnings	4.6	(1.8)	2.8
Minimum pension liability adjustments	—	—	—

	(17.7)	(3.2)	(20.9)

Total comprehensive income			$305.5

		Tax
	Pre-tax	(expense) or	After-tax
(millions)	amount	benefit	amount

2001
Net earnings			$198.7
Other comprehensive income:
Foreign currency translation adjustments	(44.8)	—	(44.8)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(91.4)	33.4	(58.0)
Reclassification to net earnings	2.4	(0.9)	1.5
Minimum pension liability adjustments	—	—	—

	(133.8)	32.5	(101.3)

Total comprehensive income			$97.4

Accumulated other comprehensive income (loss) as of June 29, 2002 and December 31, 2001 consisted of the following:

	June 29,	December 31,
(millions)	2002	2001

Foreign currency translation adjustments	$(513.2)	$(489.2)
Cash flow hedges — unrealized net loss	(45.8)	(48.9)
Minimum pension liability adjustments	(13.3)	(13.3)

Total accumulated other comprehensive income (loss)	$(572.3)	$(551.4)

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

			Year-to-date	Year-to-date
	Quarter ended	Quarter ended	period ended	period ended
(millions)	June 29,	June 30,	June 29,	June 30,
(Results are unaudited)	2002	2001	2002	2001

Net sales
United States	$1,399.4	$1,299.7	$2,826.2	$2,126.1
Europe	382.7	345.2	708.5	675.6
Latin America	169.6	173.5	320.1	326.0
All other operating segments	173.4	170.8	332.1	333.2
Corporate	—	—	—	—

Consolidated	$2,125.1	$1,989.2	$4,186.9	$3,460.9

Segment operating profit
United States	$262.9	$214.7	$505.0	$376.0
Europe	67.2	67.6	112.7	121.2
Latin America	47.0	44.5	84.2	83.1
All other operating segments	20.8	26.5	41.0	50.2
Corporate	(25.5)	(21.9)	(43.4)	(40.3)

Consolidated	372.4	331.4	699.5	590.2
Amortization eliminated by SFAS No. 142	—	(30.1)	—	(33.4)
Restructuring charges	—	—	—	(48.3)

Operating profit as reported	$372.4	$301.3	$699.5	$508.5

Note 7 Supplemental information on goodwill and other intangible assets

Intangible assets subject to amortization (a):

millions	Gross carrying amount		Accumulated amortization

	June 29,	December 31,	June 29,	December 31,
	2002	2001	2002	2001

Trademarks	$29.5	$29.5	$16.6	$16.1
Other	6.6	6.6	3.2	3.0

Total	$36.1	$36.1	$19.8	$19.1

			for the year-to-date period
Amortization expense (b)	for quarter ended		ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Total	$.4	$.5	$.8	$.9

(a)	Prior year amounts presented in accordance with current period classification under SFAS No. 142 — refer to Note 1 for further information.

(b)	The estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately $1.6 per year.

Intangible assets not subject to amortization (a):

millions	Total carrying amount (b)

	June 29,	December 31,
	2002	2001

Trademarks	$1,404.0	$1,404.0
Direct store door (DSD) delivery system	578.9	578.9
Other	4.8	51.2

Total	$1,987.7	$2,034.1

(a)	Prior year amounts presented in accordance with current period classification under SFAS No. 142 — refer to Note 1 for further information.

(b)	Total carrying amount is net of accumulated amortization through December 31, 2001.

Changes in the carrying amount of goodwill for the period ended June 29, 2002 (a):

millions	United States	Europe	Latin America	Other (c)	Consolidated

Beginning of period	$3,065.0	—	$3.1	$1.4	$3,069.5
SFAS No. 142 reclassification (b)	46.3	—	—	—	46.3
Purchase accounting adjustments	22.2	—	—	—	22.2
Dispositions	(27.1)				(27.1)
Foreign currency remeasurement impact and other	—	—	(0.6)	0.1	(0.5)

End of period	$3,106.4	—	$2.5	$1.5	$3,110.4

(a)	Total carrying amount is net of accumulated amortization through December 31, 2001.

(b)	Assembled workforce intangible no longer meets separability criteria under SFAS No. 142 and has been reclassified to goodwill effective January 1, 2002.

(c)	Other operating segments include Australia, Asia, and Canada.

KELLOGG COMPANY

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Overview

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, meat alternatives, pie crusts, and ice cream cones. Kellogg products are manufactured in 19 countries and marketed in more than 160 countries around the world. Our company is managed in two major divisions — the United States and International — with International further delineated into Europe, Latin America, Canada, Australia, and Asia. This organizational structure is the basis of the operating segment data presented in this report.

For the current period, our company achieved solid performance in several key metrics: sales growth, expansion of gross profit margin, and increased year-to-date cash flow. We believe improved execution, increased brand-building investment, and a focus on value over volume were important drivers of this performance.

The following items affect the comparability of current and prior-period results:

•	On January 1, 2002, we adopted SFAS No. 142 “Goodwill and Other Intangible Assets.” Under the provisions of this standard, substantially all of our amortization expense was eliminated in periods subsequent to adoption. While this standard precludes restatement of prior-period financial statements, management’s measure of operating segment profitability has been restated for all prior periods to conform to the current-period presentation.

•	In order to facilitate our conversion to SAP software and to achieve global consistency and efficiency, on January 1, 2002, we converted our interim reporting from a calendar-quarter system to a thirteen-week system, commonly referred to as “4-4-5” because of the number of weeks in each sub-period of the quarter. Comparability of quarterly results could be significantly impacted, due principally to the change in reporting dates for the Keebler business. Keebler’s 2001 interim results were reported for the periods ended March 24, June 16, October 6, and December 29; whereas, 2002 interim results are being reported for the periods ended March 30, June 29, September 28, and December 28.

•	First quarter 2001 operating profit included a restructuring charge related to preparing Kellogg for the Keebler acquisition and continued actions supporting our “focus and align” strategy.

•	First quarter 2001 net earnings included an extraordinary loss related to extinguishment of long-term debt and a charge for the cumulative effect of an accounting change related to adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

•	Second quarter 2001 net sales and operating profit were reduced by the financial impact of Keebler integration activities, including trade inventory reductions and incremental costs.

Reported results are reconciled to results adjusted for these items, as follows:

Net earnings (millions)	Quarter			Year-to-date

			Change vs.			Change vs.
	2002	2001	prior year	2002	2001	prior year

Reported consolidated results	$173.8	$114.6	51.7%	$326.4	$198.7	64.3%
Restructuring charges					30.3
Integration impact		13.3			13.3
Amortization eliminated by SFAS No. 142		25.2			27.8
Extraordinary loss					7.4
Cumulative effect of accounting change					1.0

Adjusted consolidated results	$173.8	$153.1	13.5%	$326.4	$278.5	17.2%

Net earnings per share	Quarter			Year-to-date

			Change vs.			Change vs.
	2002	2001	prior year	2002	2001	prior year

Reported basic net earnings per share	$0.42	$0.28	50.0%	$0.80	$0.49	63.3%
Dilution impact	—	—		(0.01)	—

Reported diluted net earnings per share	$0.42	$0.28		$0.79	$0.49
Restructuring charges					$0.07
Integration impact		0.04			0.04
Amortization eliminated by SFAS No. 142		0.06			0.07
Extraordinary loss					0.02
Cumulative effect of accounting change		—			—

Adjusted consolidated results	$0.42	$0.38	10.5%	$0.79	$0.69	14.5%

The year-to-date increase in adjusted net earnings per share of $.10 was comprised of $.11 of business growth, $.05 from a reduced effective income tax rate, and $.02 from favorable legal settlements, partially offset by $.07 from increased interest expense and $.01 from a higher level of diluted shares outstanding.

Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the quarter ended June 29, 2002.

				Other
	United		Latin	operating
(dollars in millions)	States	Europe	America	(h)	Corporate	Consolidated

2002 net sales	$1,399.4	$382.7	$169.6	$173.4	$—	$2,125.1

2001 net sales (a)	$1,299.7	$345.2	$173.5	$170.8	$—	$1,989.2

% change - 2002 vs. 2001:
Volume	0.8%	2.7%	-0.8%	-5.4%	—	0.3%
Pricing/mix	3.3%	2.4%	8.2%	3.8%	—	3.9%

Subtotal — internal business	4.1%	5.1%	7.4%	-1.6%	—	4.2%
Shipping days impact (b)	3.5%	0.0%	0.0%	0.1%	—	2.3%
Integration impact (c)	1.5%	0.0%	0.0%	0.0%	—	0.9%
Dispositions (d)	-1.4%	0.0%	0.0%	0.0%	—	-1.0%
Foreign currency impact	0.0%	5.8%	-9.7%	3.1%	—	0.4%

Total change	7.7%	10.9%	-2.3%	1.6%	—	6.8%

				Other
	United		Latin	operating
(dollars in millions)	States	Europe	America	(h)	Corporate	Consolidated

2002 operating profit	$262.9	$67.2	$47.0	$20.8	$(25.5)	$372.4

2001 operating profit (e)	$185.3	$67.6	$44.4	$26.4	$(22.4)	$301.3
Amortization (g)	29.4	—	0.1	0.1	0.5	30.1

2001 segment operating profit	$214.7	$67.6	$44.5	$26.5	$(21.9)	$331.4

% change - 2002 vs. 2001:
Internal business	9.6%	-5.7%	13.4%	-24.0%	-18.5%	4.0%
Shipping days impact (b)	3.6%	0.0%	0.0%	-0.2%	0.0%	2.3%
Integration impact (c)	11.1%	0.0%	0.0%	0.0%	0.0%	6.8%
Dispositions (d)	-1.9%	0.0%	0.0%	0.0%	0.0%	-1.1%
Foreign currency impact	0.0%	5.2%	-7.5%	3.2%	0.0%	0.3%

Total change	22.4%	-0.5%	5.9%	-21.0%	-18.5%	12.3%

(a)	2001 net sales restated for the retroactive application of EITF No. 01-09. Refer to Note 1 within Notes to Consolidated Financial Statements for further information.

(b)	Estimated impact of shipping day differences between periods due to conversion from calendar-quarter system to “4-4-5” system in 2002.

(c)	Impact of Keebler integration activities during 2001, including reduced sales due to trade inventory reductions and incremental costs. Refer to discussion of results of operations in paragraphs following these tables.

(d)	Impact of results for the comparable 2001 period subsequent to the April 29, 2002, divestiture of the Bake-Line private label business.

(e)	2001 U.S. operating segment profitability restated for an internal reallocation of overhead between corporate and U.S. operations.

(g)	Proforma impact of amortization eliminated by SFAS No. 142. Refer to Note 1 within Notes to Consolidated Financial Statements for further information.

(h)	Includes Canada, Australia, and Asia.

During the second quarter of 2002, we achieved strong internal sales growth of approximately 4% on a consolidated basis, resulting primarily from pricing and mix improvements in all operating segments. In particular, U.S. net sales in the retail cereal business increased approximately 6% and total international sales increased approximately 4% on a local currency basis. Adjusting the prior period for shipping day differences, the Bake-Line divestiture and Keebler integration impact, U.S. net sales in the retail snacks business increased approximately 3%.

For the quarter, internal operating profit also increased approximately 4%, as gross margin expansion more than offset brand-building marketing expenditures on a consolidated basis. An internal growth rate of nearly 10% for our U.S. segment was partially offset by a decline of approximately 3% in total international results, related primarily to increased marketing expenditures in Europe, Australia, and Canada, and an asset impairment loss of $5 million in Asia. (Refer to “Restructuring and other charges” section below for further information.)

During the second quarter of 2001, net sales and operating profit were reduced by the financial impact of Keebler integration activities. During the quarter, this integration impact consisted primarily of the sales and gross profit impact of lowering trade inventories in order to transfer Kellogg snack foods to Keebler’s direct store door delivery (DSD) system, and employee-related costs such as relocation and retention. We estimate that these activities reduced net sales by $17.8 million, reduced gross profit by $16.4 million, and increased selling, general, and administrative expense by $5.1 million, for a total operating profit reduction of $21.5 million. The absence of these unfavorable impacts in the second quarter of 2002 improved current period consolidated net sales and operating profit by approximately 1% and 7%, respectively, versus the prior period.

The following table provides an analysis of net sales and operating profit performance for the year-to-date period ended June 29, 2002.

				Other
	United		Latin	operating
(dollars in millions)	States	Europe	America	(h)	Corporate	Consolidated

2002 net sales	$2,826.2	$708.5	$320.1	$332.1	$—	$4,186.9

2001 net sales (a)	$2,126.1	$675.6	$326.0	$333.2	$—	$3,460.9

% change - 2002 vs. 2001:
Volume	1.1%	1.9%	-3.4%	-4.0%	—	0.3%
Pricing/mix	4.0%	1.5%	7.4%	2.7%	—	3.8%

Subtotal — internal business	5.1%	3.4%	4.0%	-1.3%	—	4.1%
Shipping days Impact (b)	4.4%	0.0%	0.0%	0.6%	—	2.7%
Integration impact (c)	1.1%	0.0%	0.0%	0.0%	—	0.6%
Acquisitions & dispositions (d)	22.3%	0.0%	0.0%	0.0%	—	13.8%
Foreign currency impact	0.0%	1.5%	-5.8%	0.4%	—	-0.2%

Total change	32.9%	4.9%	-1.8%	-0.3%	—	21.0%

				Other
	United		Latin	operating
(dollars in millions)	States	Europe	America	(h)	Corporate	Consolidated

2002 operating profit	$505.0	$112.7	$84.2	$41.0	$(43.4)	$699.5

2001 operating profit (e)	$305.9	$121.2	$82.9	$43.1	$(44.6)	$508.5
Restructuring charges (f)	38.2	—	—	7.0	3.1	48.3
Amortization (g)	31.9	—	0.2	0.1	1.2	33.4

2001 segment operating profit	$376.0	$121.2	$83.1	$50.2	$(40.3)	$590.2

% change - 2002 vs. 2001:
Internal business	9.5%	-9.1%	4.9%	-20.2%	-8.4%	2.9%
Shippings days impact (b)	5.7%	0.0%	0.0%	1.6%	0.0%	3.8%
Integration impact (c)	7.3%	0.0%	0.0%	0.0%	0.0%	4.2%
Acquisitions & dispositions (d)	11.8%	0.0%	0.0%	0.0%	0.0%	7.6%
Foreign currency impact	0.0%	2.1%	-3.5%	0.4%	0.0%	0.0%

Total change	34.3%	-7.0%	1.4%	-18.2%	-8.4%	18.5%

(a)	2001 net sales restated for the retroactive application of EITF No. 01-09. Refer to Note 1 within Notes to Consolidated Financial Statements for further information.

(b)	Estimated impact of shipping day differences between periods due to conversion from calendar-quarter system to “4-4-5” system in 2002.

(c)	Impact of Keebler integration activities during 2001, including reduced sales due to trade inventory reductions and incremental costs. Refer to discussion of results of operations in paragraphs following these tables.

(d)	Impact of results for the first twelve weeks of 2002 from Keebler Foods Company, acquired in March 2001; and impact of results for the comparable 2001 period subsequent to the April 29, 2002, divestiture of the Bake-Line private label business.

(e)	2001 U.S. operating segment profitability restated for an internal reallocation of overhead between corporate and U.S. operations.

(f)	Refer to “Restructuring and other charges” section for further information.

(g)	Proforma impact of amortization eliminated by SFAS No. 142. Refer to Note 1 within Notes to Consolidated Financial Statements for further information.

(h)	Includes Canada, Australia, and Asia.

Margin performance

Margin performance for the quarter and year-to-date periods ended June 29, 2002, is presented in the following table. All results for 2001 exclude the impact of restructuring charges and amortization expense that would have been eliminated if SFAS No. 142 had been applied in the prior year. Results for 2001 have also been restated for the retroactive application of EITF 01-09 (refer to Note 1 within Notes to Consolidated Financial Statements) related to the reclassification of certain promotional expenditures from selling, general, and administrative expense (SGA) to net sales.

				Change vs. prior year
Quarter		2001		(pts.)

		SFAS No.		SFAS No.
		142	Comparable	142	Comparable
		adjusted (b)	(c)	adjusted (b)	(c)

	2002	2001	2001

Gross margin	45.3%	43.6%	44.2%	1.7	1.1

SGA% (a)	27.8%	27.0%	26.6%	-0.8	-1.2

Operating margin	17.5%	16.7%	17.6%	0.8	-0.1

				Change vs. prior year
Year-to-date		2001		(pts.)

		SFAS No.		SFAS No.
		142	Comparable	142	Comparable
		adjusted (b)	(c)	adjusted (b)	(c)

	2002	2001	2001

Gross margin	44.1%	43.0%	42.7%	1.1	1.4

SGA% (a)	27.4%	25.9%	26.3%	-1.5	-1.1

Operating margin	16.7%	17.1%	16.4%	-0.4	0.3

(a)	Selling, general, and administrative expense as a percentage of net sales.

(b)	Results adjusted for the impact of amortization eliminated by SFAS No. 142.

(c)	Quarter and year-to-date results adjusted for (b), adjusted to to a “4-4-5” basis, exclude Keebler integration impact and results for the comparable 2001 period subsequent to the April 29, 2002, divestiture of the Bakeline private label business. Year-to-date results also include Keebler for the 12 weeks ended March 24, 2001.

The 2002 gross margin improvement was primarily attributable to higher average pricing, improved mix, operating leverage, and cost synergies related to the Keebler acquisition.

Interest expense

For the year-to-date period ended June 29, 2002, gross interest expense, prior to amounts capitalized, increased versus the prior year, due primarily to interest expense on debt issued late in the first quarter of 2001 to finance the Keebler acquisition.

(dollars in millions)	Quarter			Year-to-date

			Change vs.			Change vs.
	2002	2001	prior year	2002	2001	prior year

Reported interest expense	$96.9	$106.9		$195.0	$147.6
Amounts capitalized	0.3	1.0		0.6	2.2

Gross interest expense	$97.2	$107.9	-9.9%	$195.6	$149.8	30.6%

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

Income taxes

The effective income tax rate for all interim periods of 2001 anticipated the estimated full-year impact of the Keebler acquisition on nondeductible goodwill and the level of U.S. tax on foreign subsidiary earnings. On a full-year basis, the 2001 effective income tax rate was 40%. As a result of our adoption of SFAS No. 142 on January 1, 2002, (refer to Note 1 within Notes to Consolidated Financial Statements), goodwill amortization expense — and the resulting impact on the effective income tax rate — has been eliminated in periods subsequent to adoption. Accordingly, the year-to-date 2002 effective income tax rate has been reduced to approximately 37%, which is consistent with our expectation for the full year.

Effective income tax rate	Quarter		Change vs.	Year-to-date		Change vs.
			prior year			prior year
	2002	2001	(pts.)	2002	2001	(pts.)

Adjusted (a)	37.4%	38.2%	-0.8	37.3%	41.0%	-3.7

As reported	37.4%	38.2%	-0.8	37.3%	41.5%	-4.2

(a)	Year-to-date 2001 adjusted rate excludes impact of restructuring charges.

Restructuring and other charges

Cost of goods sold for the quarter ended June 29, 2002, includes an impairment loss of $5.0 million related to the Company’s manufacturing facility in China, representing a decline in real estate market value subsequent to an original impairment loss recognized for this property in 1997.

Operating profit for the year-to-date period ended June 30, 2001, includes restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share), related to preparing Kellogg for the Keebler integration and continued actions supporting our “focus and align” strategy in the United States and Asia. Approximately 70% of the charges were comprised of asset write-offs, with the remainder consisting of employee severance and other cash costs. At December 31, 2001, remaining reserves for cash expenditures related to all of our prior-years’ restructuring initiatives were approximately $10 million (refer to page 34 of our Company’s 2001 Annual Report for further information), which are expected to be spent during 2002.

Net earnings for the year-to-date period ended June 30, 2001, include an extraordinary loss of $7.4 million, net of tax benefit of $4.2 million, ($.02 per share) related to the extinguishment of $400 million of long-term debt. In April 2002, the FASB issued SFAS No. 145, a technical corrections pronouncement which, in part, rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS No. 145, generally, debt extinguishments will no longer be classified as extraordinary items. Upon our adoption of this standard for our 2003 fiscal year, prior periods will be restated to conform to current period presentation.

On January 1, 2001, we adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. For the year-to-date period ended June 30, 2001, we reported a charge to earnings of $1.0 million, net of tax benefit of $.6 million, and a charge to other comprehensive income of $14.9 million, net of tax benefit of $8.6 million, in order to recognize the fair value of derivative instruments as either assets or liabilities on the balance sheet.

Acquisitions and dispositions

On March 26, 2001, we acquired Keebler Foods Company in a cash transaction valued at $4.56 billion. The acquisition was accounted for under the purchase method and was financed through a combination of short-term and long-term debt.

The final purchase price allocation includes $80.1 million of liabilities related to our plans, as of the acquisition date, to exit certain activities and operations of the acquired company. Cash outlays related to these exit plans were approximately $28 million in 2001 and are projected to be approximately $31 million in 2002, with the remaining amounts spent principally during 2003.

Our exit plans are being announced as individual initiatives are implemented. During April 2002, we sold certain assets of Keebler’s Bake-Line private-label unit, including a bakery in Marietta, Oklahoma, to Atlantic Baking Group, Inc for approximately $65 million in cash and a $10 million note to be paid at a later date. The carrying value of net assets sold, including allocated goodwill, approximated the net sales proceeds.

In June 2000, we paid cash to acquire the outstanding stock of Kashi Company, a U.S. natural foods company. During the quarter ended June 29, 2002, we paid additional contingent purchase price of $2 million, bringing the total purchase price, including related acquisition costs, to approximately $35 million.

Liquidity and capital resources

For the year-to-date period ended June 29, 2002, net cash provided by operating activities was $563.7 million, compared to $418.7 million in the prior-year period. Operating cash flow for the prior-year period was reduced by an $88 million payment to settle interest rate hedges, related to debt issued to finance the Keebler acquisition. Operating cash flow for the current period exceeded the prior-period amount by $145.0 million, due primarily to this hedge settlement in 2001 and higher cash earnings in 2002, partially offset by the after-tax impact of a $150 million interest payment in the current period. Our management of “core working capital” (trade receivables and inventory, less trade payables) continues to improve as a percentage of sales. For the year-ended June 29, 2002, average core working capital represented 9.1% of net sales, versus 11.3% for year-ended June 30, 2001.

Year-to-date expenditures for property additions were $85.6 million, which represented 2.0% of year-to-date 2002 net sales compared with 3.7% for the full year of 2001. (The 2001 ratio has been restated for the retroactive application of EITF No. 01-09. Refer to Note 1 within Notes to Consolidated Financial Statements for further information). It is our goal to reduce full-year 2002 expenditures below the 2001 level of $276.5 million.

We expect our measure of full-year 2002 “cash flow” (net cash provided by operating activities reduced by expenditures for property additions) to be between the 2000 level of $650 million and the 2001 level of $856 million.

For the quarter ended June 29, 2002, the average number of diluted shares outstanding increased nearly 2% versus the prior-year period. Approximately one-half of this increase was attributable to a higher market price; thus, more “in-the-money” employee stock options outstanding, with the remainder resulting from actual option exercises. As a result of this increased dilution, we have decided to use available cash from employee stock option exercises to repurchase shares during the remainder of the year. These purchases will be made under an existing authorization by our Board of Directors, which allows us to repurchase up to $150 million of Kellogg common stock during 2002.

Despite the substantial amount of debt incurred to finance the Keebler acquisition, we believe we have made good progress in improving our financial flexibility since March 2001, reducing our total debt from $6.8 billion to the current-quarter level of $5.8 billion. We believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs through our strong cash flow, our program of issuing commercial paper, and maintaining credit facilities on a global basis.

Our significant long-term debt issues do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit its access to the U.S. commercial paper market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our credit facilities, which are in amounts sufficient to cover the outstanding commercial paper balance and debt principal repayments through 2003.

Recently issued pronouncements

In July 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal”, which is effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. We currently plan to adopt SFAS No. 146 for our 2003 fiscal year.

This Statement is intended to achieve consistency in timing of recognition between exit costs, such as one-time employee separation benefits and contract termination payments, and all other costs. Under existing literature, certain costs associated with exit activities are recognized when management commits to a plan. Under SFAS No. 146, costs will be recognized when a liability has been incurred under general concepts. For instance, under existing literature, plant closure costs would be accrued at the plan commitment date. Under SFAS No. 146, these costs would be recognized as closure activities are performed. These provisions could be expected to have the general effect of delaying recognition of certain costs related to restructuring programs. However, we do not currently expect adoption of this Standard to have a significant impact on our 2003 financial results.

Forward-looking statements

Our Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy and plans; exit plans and costs related to the Keebler acquisition; the impact of accounting changes; our ability to meet interest and debt principal repayment obligations; future common stock repurchases; effective income tax rate; cash flow; property addition expenditures; cash outlays for restructuring actions; and interest expense. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. In particular, future results or activities could be affected by factors related to the Keebler acquisition, including integration problems, failures to achieve savings, unanticipated liabilities, and the substantial amount of debt incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn, and place us at a competitive disadvantage relative to less-leveraged competitors. In addition, our future results could be affected by a variety of other factors, including

•	competitive conditions in our markets;

•	marketing spending levels and pricing actions of competitors;

•	the impact of competitive conditions, marketing spending, and/or incremental pricing actions on actual volumes and product mix;

•	effectiveness of advertising and marketing spending or programs;

•	the success of new product introductions;

•	the availability of and interest rates on short-term financing;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	commodity price and labor cost fluctuations;

•	changes in consumer behavior and preferences;

•	changes in U.S. or foreign regulations affecting the food industry;

•	expenditures necessary to carry out restructuring initiatives and savings derived from these initiatives;

•	U.S. and foreign economic conditions, including currency rate fluctuations;

•	legal factors; and,

•	business disruption from terrorist acts or our nation’s response to them.

Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	On April 26, 2002, Kellogg Company held its annual meeting of stockholders.

(b)	At the annual meeting, Claudio X. Gonzalez, Carlos M. Gutierrez, William C. Richardson and John L. Zabriskie were re-elected to Kellogg Company’s Board of Directors for a three-year term. John T. Dillon, James M. Jenness, L. Daniel Jorndt, William D. Perez, Benjamin S. Carson, Sr., Gordon Gund, Dorothy A. Johnson and Ann McLaughlin Korologos will also continue to serve as Directors of Kellogg Company.

(c)	Claudio X. Gonzalez received 366,391,526 votes for re-election, with 3,099,775 votes withheld. Carlos M. Gutierrez received 366,556,935 votes for re-election, with 2,934,366 votes withheld. William C. Richardson received 365,434,263 votes for re-election, with 4,057,038 votes withheld. John L. Zabriskie received 364,790,858 votes for re-election, with 4,700,443 votes withheld. There were no votes against these nominees, or broker non-votes.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

99.1 — Section 906 Certification from Carlos M. Gutierrez
99.2 — Section 906 Certification from John A. Bryant

(b)	Reports on Form 8-K:

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

/s/ J.A. Bryant

J.A. Bryant Principal Financial Officer; Senior Vice President — Chief Financial Officer

/s/ J. M. Boromisa

J. M. Boromisa Principal Accounting Officer; Vice President — Corporate Controller

Date: August 8, 2002

KELLOGG COMPANY

EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)
99.1	Section 906 Certification from Carlos M. Gutierrez	E

99.2	Section 906 Certification from John A. Bryant	E