Form 10-Q
period 2002-09-28
KELLOGG CO
filed 2002-11-08
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Yes ☒   No ☐

Common Stock outstanding October 31, 2002 – 408,250,199 shares

KELLOGG COMPANY

INDEX

Page

PART I — Financial Information
Item 1:
Consolidated Balance Sheet – September 28, 2002, and December 31, 2001	2
Consolidated Statement of Earnings – quarters and year-to-date periods ended September 28, 2002 and September 30, 2001	3
Consolidated Statement of Cash Flows – year-to-date periods ended September 28, 2002 and September 30, 2001	4
Notes to Consolidated Financial Statements	5-13
Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-22
Item 3:
Quantitative and Qualitative Disclosures about Market Risk	23
Item 4:
Controls and Procedures	23
PART II — Other Information
Item 5:
Other Information	24
Item 6:
Exhibits and Reports on Form 8-K	24
Signatures	25-27
Exhibit Index	28

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	Sept. 28,	December 31,
	2002	2001
	(unaudited)	*

Current assets
Cash and cash equivalents	$461.2	$231.8
Accounts receivable, net	810.8	762.3
Inventories:
Raw materials and supplies	182.5	170.7
Finished goods and materials in process	402.0	403.8
Other current assets	234.7	333.4

Total current assets	2,091.2	1,902.0
Property, net of accumulated depreciation of $2,948.4 and $2,659.2	2,807.7	2,952.8
Goodwill	3,109.7	3,069.5
Other intangibles, net of accumulated amortization of $20.2 and $19.1	2,003.6	2,051.1
Other assets	437.3	393.2

Total assets	$10,449.5	$10,368.6

Current liabilities
Current maturities of long-term debt	$778.5	$82.3
Notes payable	418.8	513.3
Accounts payable	572.9	577.5
Income taxes	164.9	77.3
Other current liabilities	1,137.7	957.2

Total current liabilities	3,072.8	2,207.6
Long-term debt	4,594.0	5,619.0
Nonpension postretirement benefits	459.4	475.1
Deferred income taxes and other liabilities	1,229.1	1,195.4
Shareholders’ equity
Common stock, $.25 par value	103.8	103.8
Capital in excess of par value	54.3	91.5
Retained earnings	1,784.6	1,564.7
Treasury stock, at cost	(281.9)	(337.1)
Accumulated other comprehensive income	(566.6)	(551.4)

Total shareholders’ equity	1,094.2	871.5

Total liabilities and shareholders’ equity	$10,449.5	$10,368.6

* Condensed from audited financial statements

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries
CONSOLIDATED EARNINGS
(millions, except per share data)

			Year-to-date period	Year-to-date period
	Quarter ended	Quarter ended	ended	ended
	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
(Results are unaudited)	2002	2001	2002	2001

Net sales	$2,136.5	$2,190.6	$6,323.4	$5,651.5
Cost of goods sold	1,163.4	1,201.7	3,502.1	3,176.6
Selling and administrative expense	558.3	641.9	1,707.0	1,571.1
Restructuring charges	—	—	—	48.3

Operating profit	414.8	347.0	1,114.3	855.5
Interest expense	102.2	104.2	297.2	251.8
Other income (expense), net	8.1	1.1	24.5	(5.9)

Earnings before income taxes, extraordinary loss, and cumulative effect of accounting change	320.7	243.9	841.6	597.8
Income taxes	117.2	93.6	311.7	240.4

Earnings before extraordinary loss and cumulative effect of accounting change	203.5	150.3	529.9	357.4
Extraordinary loss (net of tax)	—	—	—	(7.4)
Cumulative effect of accounting change (net of tax)	—	—	—	(1.0)

Net earnings	$203.5	$150.3	$529.9	$349.0

Per share amounts:
Earnings before extraordinary loss and cumulative effect of accounting change:
Basic	$.50	$.37	$1.30	$.88
Diluted	$.49	$.37	$1.29	$.88
Net earnings:
Basic	$.50	$.37	$1.30	$.86
Diluted	$.49	$.37	$1.29	$.86
Dividends per share	$.2525	$.2525	$.7575	$.7575

Average shares outstanding (basic)	409.4	406.2	408.6	405.9

Average shares outstanding (diluted)	412.0	408.3	411.4	406.7

Actual shares outstanding at period end			407.8	406.5

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date	Year-to-date
	period ended	period ended
	September 28,	September 30,
	2002	2001

Operating activities
Net earnings	$529.9	$349.0
Items in net earnings not requiring cash:
Depreciation and amortization	260.4	319.6
Deferred income taxes	43.8	7.0
Restructuring charges, net of cash paid	—	45.9
Other	36.5	(68.2)
Postretirement benefit plan contributions	(58.0)	(58.1)
Changes in operating assets and liabilities	257.9	259.6

Net cash provided by operating activities	1,070.5	854.8

Investing activities
Additions to properties	(136.0)	(153.9)
Acquisitions of businesses	(2.2)	(3,857.7)
Dispositions of businesses	61.0	—
Other	(1.9)	(3.0)

Net cash used in investing activities	(79.1)	(4,014.6)

Financing activities
Net issuances (reductions) of notes payable	(94.5)	533.2
Issuances of long-term debt	—	4,626.4
Reductions of long-term debt	(356.6)	(1,589.7)
Net issuances of common stock	91.4	21.4
Common stock repurchases	(82.8)	—
Cash dividends	(310.0)	(308.3)
Other	—	0.6

Net cash provided by (used in) financing activities	(752.5)	3,283.6

Effect of exchange rate changes on cash	(9.5)	(1.2)

Increase in cash and cash equivalents	229.4	122.6
Cash and cash equivalents at beginning of period	231.8	204.4

Cash and cash equivalents at end of period	$461.2	$327.0

Refer to Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements
for the quarter and year-to-date period ended September 28, 2002 (unaudited)

Note 1 Accounting policies

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 27 to 43 of the Company’s 2001 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company’s 2001 Annual Report, except as discussed below. Certain amounts for 2001 have been reclassified to conform to current-period classifications. The results of operations for the quarter and year-to-date period ended September 28, 2002 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Interim reporting periods
Historically, the Company has reported interim periods on a calendar-quarter basis. Certain business units within the Company have followed a thirteen week quarter convention, commonly referred to as “4-4-5” because of the number of weeks in each sub-period of the quarter. In order to facilitate conversion to SAP software and to achieve greater consistency and efficiency, all business units of the Company are reporting interim results on a “4-4-5” basis beginning in 2002. Because prior-year results have not been restated, year-over-year comparability of quarterly results has been significantly impacted, due principally to the change in reporting dates for the Keebler business. Keebler’s 2001 interim results were reported for the periods ended March 24, June 16, October 6, and December 29; whereas, 2002 interim results are being reported for the periods ended March 30, June 29, September 28, and December 28. Guidance will be provided within Management’s Discussion and Analysis regarding any significant impact of this reporting change on year-over-year comparisons.

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

Goodwill and other intangible assets
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002. This standard provides accounting and disclosure guidance for acquired intangibles. Under this standard, goodwill and “indefinite-lived” intangibles are no longer amortized, but are tested at least annually for impairment. If the asset were determined to be impaired, an impairment loss would be recognized within the Company’s operating profit to reduce carrying value to fair value. Transitional impairment tests of goodwill and non-amortized intangibles are also performed upon adoption of SFAS No. 142, with any recognized impairment loss reported as the cumulative effect of an accounting change in the first period of adoption. The Company was not required to recognize any impairment losses under these transitional tests.

SFAS No. 142 also provides separability criteria for recognizing intangible assets apart from goodwill. Under these provisions, assembled workforce is no longer considered a separate intangible. Accordingly, for the quarter ended March 30, 2002, the Company reclassified approximately $46 million from other intangibles to goodwill on the balance sheet. Refer to Note 8 for further information on the Company’s goodwill and other intangible assets.

The provisions of SFAS No. 142 are adopted prospectively and prior-period financial statements are not restated. Comparative earnings information for prior periods is presented in the following table:

	Net Earnings

Quarter	Earnings (millions)		Per share - Basic		Per share - Diluted

	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
period ended,	2002	2001	2002	2001	2002	2001

Originally reported	$203.5	$150.3	$0.50	$0.37	$0.49	$0.37
Goodwill amortization	—	21.5	—	0.05	—	0.05
Intangibles no longer amortized	—	9.9	—	0.03	—	0.03

Total amortization	$—	$31.4	$—	$0.08	$—	$0.08

Comparable	$203.5	$181.7	$0.50	$0.45	$0.49	$0.45

	Earnings before extraordinary loss and cumulative effect of accounting change

Year-to-date	Earnings (millions)		Per share - Basic		Per share - Diluted

	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
period ended,	2002	2001	2002	2001	2002	2001

Originally reported	$529.9	$357.4	$1.30	$0.88	$1.29	$0.88
Goodwill amortization	—	40.7	—	0.10	—	0.10
Intangibles no longer amortized	—	18.5	—	0.05	—	0.05

Total amortization	$—	$59.2	$—	$0.15	$—	$0.15

Comparable	$529.9	$416.6	$1.30	$1.03	$1.29	$1.03

	Net Earnings

Year-to-date	Earnings (millions)		Per share - Basic		Per share - Diluted

	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
period ended,	2002	2001	2002	2001	2002	2001

Originally reported	$529.9	$349.0	$1.30	$0.86	$1.29	$0.86
Goodwill amortization	—	40.7	—	0.10	—	0.10
Intangibles no longer amortized	—	18.5	—	0.05	—	0.05

Total amortization	$—	$59.2	$—	$0.15	$—	$0.15

Comparable	$529.9	$408.2	$1.30	$1.01	$1.29	$1.01

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

$4,838.5

The final purchase price allocation includes $80.1 million of liabilities related to management’s plans, as of the acquisition date, to exit certain activities and operations of the acquired company, as presented in the table below. Cash outlays related to these exit plans were $28 million in 2001 and are projected to be approximately $29 million in 2002, with the remaining amounts spent principally during 2003.

			Lease & other
	Employee	Employee	contract	Facility closure
(millions)	severance benefits	relocation	termination	costs	Total

Total reserve at acquisition date:
Original estimate	$59.3	$8.6	$12.3	$10.4	$90.6
Purchase accounting adjustments	(4.5)	(6.8)	0.8	—	(10.5)

Adjusted	$54.8	$1.8	$13.1	$10.4	$80.1
Amounts utilized during 2001	(23.9)	(0.8)	(0.4)	(2.9)	(28.0)
Amounts utilized during 2002	(13.9)	(0.1)	(1.0)	(2.1)	(17.1)

Remaining reserve at September 28, 2002	$17.0	$0.9	$11.7	$5.4	$35.0

Management’s exit plans are being announced as individual initiatives are implemented. In August 2002, the Company announced plans to consolidate certain functions in Battle Creek, Michigan, primarily research, technology, and financial services. As a result, approximately 70 positions in Elmhurst, Illinois are being relocated or eliminated.

During April 2002, the Company sold certain assets of Keebler’s Bake-Line private-label unit, including a bakery in Marietta, Oklahoma, to Atlantic Baking Group, Inc for approximately $65 million in cash and a $10 million note to be paid at a later date. The carrying value of net assets sold, including allocated goodwill, approximated the net sales proceeds.

Other
In June 2000, the Company paid cash to acquire the outstanding stock of Kashi Company, a U.S. natural foods company. During the year-to-date period ended September 28, 2002, the Company paid additional contingent purchase price of $2 million, bringing the total purchase price, including related acquisition costs, to approximately $35 million.

Note 3 Restructuring and other charges

Cost of goods sold for the quarter ended September 28, 2002, includes a charge of $5.3 million related to the Company’s planned divestiture of certain private-label operations in Australia. The charge is comprised principally of an impairment loss to reduce the carrying value of production assets held for sale to estimated fair value less cost to sell.

Cost of goods sold for the year-to-date period ended September 28, 2002, includes an impairment loss of $5.0 million related to the Company’s manufacturing facility in China, representing a decline in real estate market value subsequent to an original impairment loss recognized for this property in 1997.

Operating profit for the year-to-date period ended September 30, 2001, includes restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share), related to preparing Kellogg for the Keebler integration and continued actions supporting the Company’s “focus and align” strategy in the United States and Asia. Approximately 70% of the charges were comprised of asset write-offs, with the remainder consisting of employee severance and other cash costs. At December 31, 2001, remaining reserves for cash expenditures related to all of the Company’s prior-years’ restructuring initiatives were approximately $10 million (refer to page 34 of the Company’s 2001 Annual Report for further information), which are expected to be spent during 2002.

Net earnings for the year-to-date period ended September 30, 2001, include an extraordinary loss of $7.4 million, net of tax benefit of $4.2 million, ($.02 per share) related to the extinguishment of $400 million of long-term debt. In April 2002, the FASB issued SFAS No. 145, a technical corrections pronouncement which, in part, rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS No. 145, generally, debt extinguishments will no longer be classified as extraordinary items. This standard will be effective for the Company for its 2003 fiscal year. Upon adoption, prior periods will be restated to conform to current period presentation.

On January 1, 2001, the Company adopted SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”. For the year-to-date period ended September 30, 2001, the Company reported a charge to earnings of $1.0 million, net of tax benefit of $.6 million, and a charge to other comprehensive income of $14.9 million, net of tax benefit of $8.6 million, in order to recognize the fair value of derivative instruments as either assets or liabilities on the balance sheet.

Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on assets sales. Other income (expense), net for the year-to-date period ended September 28, 2002, includes a $19.6 million credit, related to legal settlements.

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

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2002
Basic	$203.5	409.4	$.50
Dilutive employee stock options	—	2.6	(.01)

Diluted	$203.5	412.0	$.49

2001
Basic	$150.3	406.2	$.37
Dilutive employee stock options	—	2.1	—

Diluted	$150.3	408.3	$.37

Year-to-date		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2002
Basic	$529.9	408.6	$1.30
Dilutive employee stock options	—	2.8	(.01)

Diluted	$529.9	411.4	$1.29

2001
Basic	$349.0	405.9	$.86
Dilutive employee stock options	—	.8	—

Diluted	$349.0	406.7	$.86

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

Quarter	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2002
Net earnings			$203.5
Other comprehensive income:
Foreign currency translation adjustments	3.6	—	3.6
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(0.1)	1.1	1.0
Reclassification to net earnings	1.6	(0.5)	1.1
Minimum pension liability adjustments	—	—	—

	5.1	0.6	5.7

Total comprehensive income			$209.2

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2001
Net earnings			$150.3
Other comprehensive income:
Foreign currency translation adjustments	10.6	—	10.6
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	1.4	(0.6)	0.8
Reclassification to net earnings	3.3	(1.2)	2.1
Minimum pension liability adjustments	—	—	—

	15.3	(1.8)	13.5

Total comprehensive income			$163.8

Year-to-date	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2002
Net earnings			$529.9
Other comprehensive income:
Foreign currency translation adjustments	(20.4)	—	(20.4)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	1.6	(0.3)	1.3
Reclassification to net earnings	6.2	(2.3)	3.9
Minimum pension liability adjustments	—	—	—

	(12.6)	(2.6)	(15.2)

Total comprehensive income			$514.7

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2001
Net earnings			$349.0
Other comprehensive income:
Foreign currency translation adjustments	(34.2)	—	(34.2)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(90.0)	32.8	(57.2)
Reclassification to net earnings	5.7	(2.1)	3.6
Minimum pension liability adjustments	—	—	—

	(118.5)	30.7	(87.8)

Total comprehensive income			$261.2

Accumulated other comprehensive income (loss) as of September 28, 2002 and December 31, 2001 consisted of the following:

	September 28,	December 31,
(millions)	2002	2001

Foreign currency translation adjustments	$(509.6)	$(489.2)
Cash flow hedges — unrealized net loss	(43.7)	(48.9)
Minimum pension liability adjustments	(13.3)	(13.3)

Total accumulated other comprehensive income (loss)	$(566.6)	$(551.4)

Note 6 Debt
Subsequent to the Keebler acquisition in March 2001, the Company has repaid over one billion dollars of debt incurred for this purpose, which reduced its commercial paper program to approximately 2% of the total debt balance. During September 2002, the Company issued $400 million of U.S. commercial paper and redeemed $300.7 million of fixed rate Notes due April 2003. Interest expense for the quarter ended September 28, 2002, includes $5.9 million of accelerated interest related to this redemption.

Note 7 Operating segments

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

			Year-to-date	Year-to-date
			period	period
(millions)	Quarter ended	Quarter ended	ended	ended
	Sept. 28,	Sept. 30,	Sept. 28,	Sept. 30,
(Results are unaudited)	2002	2001	2002	2001

Net sales
United States	$1,405.4	$1,502.0	$4,231.6	$3,628.1
Europe	393.6	360.4	1,102.1	1,036.0
Latin America	160.5	164.7	480.6	490.7
All other operating segments	177.0	163.5	509.1	496.7
Corporate	—	—	—	—

Consolidated	$2,136.5	$2,190.6	$6,323.4	$5,651.5

Segment operating profit
United States	$282.6	$280.2	$787.6	$656.2
Europe	76.8	69.3	189.5	190.5
Latin America	44.6	45.8	128.8	128.9
All other operating segments	27.7	21.8	68.7	72.0
Corporate	(16.9)	(30.6)	(60.3)	(70.9)

Consolidated	414.8	386.5	1,114.3	976.7
Amortization eliminated by SFAS No. 142	—	(39.5)	—	(72.9)
Restructuring charges	—	—	—	(48.3)

Operating profit as reported	$414.8	$347.0	$1,114.3	$855.5

Note 8 Supplemental information on goodwill and other intangible assets

Intangible assets subjet to amortization (a):

millions	Gross carrying amount		Accumulated amortization

	September 28,	December 31,	September 28,	December 31,
	2002	2001	2002	2001

Trademarks	$29.5	$29.5	$16.9	$16.1
Other	6.6	6.6	3.3	3.0

Total	$36.1	$36.1	$20.2	$19.1

			for the year-to-date period
Amortization expense (b)	for quarter ended		ended

	September 28,	September 30,	September 28,	September 30,
	2002	2001	2002	2001

Total	$.4	$3.2	$1.2	$4.1

(a)  Prior year amounts presented in accordance with current period classification under SFAS No. 142 — refer to Note 1 for further information.

(b)  The estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately 1.6 million per year.

Intangible assets not subject to amortization (a):

millions	Total carrying amount (b)

	September 28,	December 31,
	2002	2001

Trademarks	$1,404.0	$1,404.0
Direct store door (DSD) delivery system	578.9	578.9
Other	4.8	51.2

Total	$1,987.7	$2,034.1

(a)  Prior year amounts presented in accordance with current period classification under SFAS No. 142 — refer to Note 1 for further information.

(b)  Total carrying amount is net of accumulated amortization through December 31, 2001.

Changes in the carrying amount of goodwill for the year-to-date period ended September 28, 2002 (a):

millions	United States	Europe	Latin America	Other (c)	Consolidated

Beginning of period	$3,065.0	—	$3.1	$1.4	$3,069.5
SFAS No. 142 reclassification (b)	46.3	—	—	—	46.3
Purchase accounting adjustments	22.2	—	—	—	22.2
Dispositions	(27.1)				(27.1)
Foreign currency remeasurement impact and other	—	—	(1.2)	—	(1.2)

End of period	$3,106.4	—	$1.9	$1.4	$3,109.7

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

During the current quarter, our company continued its 2002 trend of solid performance in several key metrics: sales growth, expansion of gross profit margin, and increased year-to-date cash flow. We believe improved execution, increased brand-building investment, and a focus on value over volume were important drivers of this performance.

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

•
In order to facilitate our conversion to SAP software and to achieve global consistency and efficiency, on January 1, 2002, we converted our interim reporting from a calendar-quarter system to a thirteen-week system, commonly referred to as “4-4-5” because of the number of weeks in each sub-period of the quarter. Comparability of quarterly results has been significantly impacted, due principally to the change in reporting dates for the Keebler business. Keebler’s 2001 interim results were reported for the periods ended March 24, June 16, October 6, and December 29; whereas, 2002 interim results are being reported for the periods ended March 30, June 29, September 28, and December 28.

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

•
Year-to-date 2001 operating profit was reduced by the financial impact of Keebler integration activities, including asset write-offs, accelerated depreciation, and incremental cash costs. Sales and operating profit were also unfavorably impacted by integration-related trade inventory reductions during the second quarter of 2001.

Reported results are reconciled to results adjusted for these items, as follows:

Net earnings (millions)	Quarter			Year-to-date
			Change vs.			Change vs.
	2002	2001	prior year	2002	2001	prior year

Reported consolidated results	$203.5	$150.3	35.4%	$529.9	$349.0	51.8%
Restructuring charges					30.3
Integration impact		13.5			26.8
Amortization eliminated by SFAS No. 142		31.4			59.2
Extraordinary loss					7.4
Cumulative effect of accounting change					1.0

Adjusted consolidated results	$203.5	$195.2	4.3%	$529.9	$473.7	11.9%

Net earnings per share	Quarter			Year-to-date
			Change vs.			Change vs.
	2002	2001	prior year	2002	2001	prior year

Reported basic net earnings per share	$0.50	$0.37	35.1%	$1.30	$0.86	51.2%
Dilution impact	(0.01)	—		(0.01)	—

Reported diluted net earnings per share	$0.49	$0.37		$1.29	$0.86
Restructuring charges					$0.07
Integration impact		0.03			0.07
Amortization eliminated by SFAS No. 142		0.08			0.15
Extraordinary loss					0.02
Cumulative effect of accounting change		—			—

Adjusted consolidated results	$0.49	$0.48	2.1%	$1.29	$1.17	10.3%

The year-to-date increase in adjusted net earnings per share of $.12 was comprised of $.11 of business growth, $.07 from a reduced effective income tax rate, and $.02 from legal settlements in the first quarter, partially offset by $.07 from increased interest expense and $.01 from a higher level of diluted shares outstanding.

Net sales and operating profit
The following table provides an analysis of net sales and operating profit performance for the quarter ended September 28, 2002.

				Other
	United		Latin	operating
(dollars in millions)	States	Europe	America	(h)	Corporate	Consolidated

2002 net sales	$1,405.4	$393.6	$160.5	$177.0	$—	$2,136.5

2001 net sales (a)	$1,502.0	$360.4	$164.7	$163.5	$—	$2,190.6

% change — 2002 vs. 2001:
Volume	1.3%	-2.1%	2.7%	-0.7%	—	0.8%
Pricing/mix	4.6%	3.8%	7.3%	7.7%	—	4.8%

Subtotal — internal business	5.9%	1.7%	10.0%	7.0%	—	5.6%
Shipping days impact (b)	-10.5%	0.0%	0.0%	-1.2%	—	-7.3%
Dispositions (d)	-1.8%	0.0%	0.0%	0.0%	—	-1.3%
Foreign currency impact	0.0%	7.5%	-12.5%	2.5%	—	0.5%

Total change	-6.4%	9.2%	-2.5%	8.3%	—	-2.5%

				Other
	United		Latin	operating
(dollars in millions)	States	Europe	America	(h)	Corporate	Consolidated

2002 operating profit	$282.6	$76.8	$44.6	$27.7	$(16.9)	$414.8

2001 operating profit (e)	241.3	$69.3	$45.8	$21.8	$(31.2)	$347.0
Amortization (g)	38.9	—	—	—	0.6	39.5

2001 segment operating profit	$280.2	$69.3	$45.8	$21.8	$(30.6)	$386.5

% change — 2002 vs. 2001:
Internal business	14.1%	2.9%	3.4%	30.3%	24.7%	14.1%
Shipping days impact (b)	-14.2%	0.0%	0.0%	-3.9%	0.0%	-10.5%
Integration impact (c)	4.5%	0.0%	0.0%	0.0%	20.7%	5.7%
Dispositions (d)	-3.6%	0.0%	0.0%	0.0%	0.0%	-2.7%
Foreign currency impact	0.0%	8.0%	-6.0%	0.6%	0.0%	0.8%

Total change	0.8%	10.9%	-2.6%	27.0%	45.4%	7.4%

(a)	2001 net sales restated for the retroactive application of EITF No. 01-09. Refer to Note 1 within Notes to Consolidated Financial Statements for further information.

(b)	Estimated impact of shipping day differences between periods due to conversion from calendar-quarter system to “4-4-5” system in 2002.

(c)	Impact of Keebler integration activities during 2001, including asset write-offs, accelerated depreciation, and incremental costs. Refer to discussion of results of operations in paragraphs following these tables.

(d)	Impact of results for the comparable 2001 period subsequent to the April 29, 2002, divestiture of the Bake-Line private label business.

(e)	2001 U.S. operating segment profitability restated for an internal reallocation of overhead between corporate and U.S. operations.

(g)	Proforma impact of amortization eliminated by SFAS No. 142. Refer to Note 1 within Notes to Consolidated Financial Statements for further information.

(h)	Includes Canada, Australia, and Asia.

During the third quarter of 2002, we achieved strong internal sales growth of 5.6% on a consolidated basis, resulting primarily from pricing and mix improvements in all operating segments. Adjusting the prior period for shipping day differences, U.S. net sales in the retail cereal business increased approximately 6% and total international sales increased approximately 5% in local currencies. Adjusting the prior period for shipping day differences and the Bake-Line divestiture, U.S. net sales in the retail snacks business increased approximately 5%.

For the quarter, consolidated and U.S. internal operating profit increased approximately 14% and total international operating profit increased over 7% in local currencies. Gross profit expansion more than offset brand-building marketing expenditures, resulting in operating profit growth rates exceeding the rate of sales growth in all Areas except Latin America. Gross profit in Latin America was negatively impacted by rising U.S. Dollar-based commodity costs.

During the third quarter of 2001, operating profit was reduced by the financial impact of Keebler integration activities. During the quarter, this integration impact consisted primarily of consulting expenses, employee-related costs such as relocation and retention, and impairment and accelerated depreciation of software assets being abandoned due to the conversion of our U.S. business to the SAP system. In the year-to-date period, this integration impact also included the sales and gross profit impact of lowering trade inventories in order to transfer Kellogg snack foods to Keebler’s direct store door delivery (DSD) system. For the quarter, we estimate that these activities reduced gross profit by $1.2 million, and increased selling, general, and administrative expense by $20.3 million, for a total operating profit reduction of $21.5 million. For the year-to-date period, we estimate that these activities reduced sales by $17.8 million, reduced gross profit by $17.6 million, and increased selling, general, and administrative expense by $25.4 million, for a total operating profit reduction of $43.0 million.

The following table provides an analysis of net sales and operating profit performance for the year-to-date period ended September 28, 2002.

				Other
	United		Latin	operating
(dollars in millions)	States	Europe	America	(h)	Corporate	Consolidated

2002 net sales	$4,231.6	$1,102.1	$480.6	$509.1	$—	$6,323.4

2001 net sales (a)	$3,628.1	$1,036.0	$490.7	$496.7	$—	$5,651.5

% change — 2002 vs. 2001:
Volume	1.2%	0.5%	-1.3%	-2.9%	—	0.5%
Pricing/mix	4.4%	2.3%	7.3%	4.3%	—	4.1%

Subtotal — internal business	5.6%	2.8%	6.0%	1.4%	—	4.6%
Shipping days Impact (b)	-1.8%	0.0%	0.0%	0.0%	—	-1.1%
Integration impact (c)	0.5%	0.0%	0.0%	0.0%	—	0.4%
Acquisitions & dispositions (d)	12.3%	0.0%	0.0%	0.0%	—	7.9%
Foreign currency impact	0.0%	3.6%	-8.1%	1.1%	—	0.1%

Total change	16.6%	6.4%	-2.1%	2.5%	—	11.9%

				Other
	United		Latin	operating
(dollars in millions)	States	Europe	America	(h)	Corporate	Consolidated

2002 operating profit	$787.6	$189.5	$128.8	$68.7	$(60.3)	$1,114.3

2001 operating profit (e)	$547.2	$190.5	$128.7	$64.9	$(75.8)	$855.5
Restructuring charges (f)	38.2	—	—	7.0	3.1	48.3
Amortization (g)	70.8	—	0.2	0.1	1.8	72.9

2001 segment operating profit	$656.2	$190.5	$128.9	$72.0	$(70.9)	$976.7

% change — 2002 vs. 2001:
Internal business	11.1%	-4.8%	4.4%	-5.0%	3.3%	7.0%
Shippings days impact (b)	-2.8%	0.0%	0.0%	0.0%	0.0%	-1.9%
Integration impact (c)	6.0%	0.0%	0.0%	0.0%	11.6%	4.8%
Acquisitions & dispositions (d)	5.7%	0.0%	0.0%	0.0%	0.0%	3.9%
Foreign currency impact	0.0%	4.3%	-4.4%	0.5%	0.0%	0.3%

Total change	20.0%	-0.5%	0.0%	-4.5%	14.9%	14.1%

(a)	2001 net sales restated for the retroactive application of EITF No. 01-09. Refer to Note 1 within Notes to Consolidated Financial Statements for further information.

(b)	Estimated impact of shipping day differences between periods due to conversion from calendar-quarter system to “4-4-5” system in 2002.

(c)	Impact of Keebler integration activities during 2001, including reduced sales due to trade inventory reductions, asset write-offs, accelerated depreciation, and incremental costs. Refer to discussion of results of operations in paragraphs following these tables.

(d)	Impact of results for the first twelve weeks of 2002 from Keebler Foods Company, acquired in March 2001; and impact of results for the comparable 2001 period subsequent to the April 29, 2002, divestiture of the Bake-Line private label business.

(e)	2001 U.S. operating segment profitability restated for an internal reallocation of overhead between corporate and U.S. operations.

(f)	Refer to “Restructuring and other charges” section for further information.

(g)	Proforma impact of amortization eliminated by SFAS No. 142. Refer to Note 1 within Notes to Consolidated Financial Statements for further information.

(h)	Includes Canada, Australia, and Asia.

Margin performance
Margin performance for the quarter and year-to-date periods ended September 28, 2002, is presented in the following table. All results for 2001 exclude the impact of restructuring charges and amortization expense that would have been eliminated if SFAS No. 142 had been applied in the prior year. Results for 2001 have also been restated for the retroactive application of EITF 01-09 (refer to Note 1 within Notes to Consolidated Financial Statements) related to the reclassification of certain promotional expenditures from selling, general, and administrative expense (SGA) to net sales and cost of goods sold.

				Change vs. prior year
Quarter		2001		(pts.)

		SFAS No.		SFAS No.
		142	Comparable	142	Comparable
		adjusted (b)	(c)	adjusted (b)	(c)

	2002	2001	2001

Gross margin	45.5%	45.2%	45.3%	0.3	0.2

SGA% (a)	26.1%	27.6%	27.3%	1.5	1.2

Operating margin	19.4%	17.6%	18.0%	1.8	1.4

				Change vs. prior year
Year-to-date		2001		(pts.)

		SFAS No.		SFAS No.
		142	Comparable	142	Comparable
		adjusted (b)	(c)	adjusted (b)	(c)

	2002	2001	2001

Gross margin	44.6%	43.8%	43.6%	0.8	1.0

SGA% (a)	27.0%	26.5%	26.7%	-0.5	-0.3

Operating margin	17.6%	17.3%	16.9%	0.3	0.7

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

The 2002 gross margin improvement was primarily attributable to higher average pricing, improved mix, operating leverage, and cost savings related to the Keebler acquisition.

Interest expense
Although market interest rates have fallen and our total debt balance has decreased by $.6 billion versus the year-ago period, our current-quarter interest expense is approximately even with the prior period, due to a higher proportion of long-term fixed rate debt versus commercial paper with lower variable rates. Additionally, interest expense for the quarter ended September 28, 2002, includes $5.9 million of accelerated interest related to redemption of $300.7 million of Notes due April 2003.

(dollars in millions)	Quarter			Year-to-date

			Change vs.			Change vs.
	2002	2001	prior year	2002	2001	prior year

Reported interest expense	$102.2	$104.2		$297.2	$251.8
Amounts capitalized	0.2	0.2		0.8	2.4

Gross interest expense	$102.4	$104.4	-1.9%	$298.0	$254.2	17.2%

We expect reported total year 2002 interest expense to be approximately $390 million and interest expense for 2003 to be reduced to approximately $365 million, as we continue to pay down our debt balances.

Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on assets sales. Other income (expense), net for the year-to-date period ended September 28, 2002, includes a $19.6 million credit, related to legal settlements.

Income taxes
 The effective income tax rate for all interim periods of 2001 anticipated the estimated full-year impact of the Keebler acquisition on nondeductible goodwill and the level of U.S. tax on foreign subsidiary earnings. On a full-year basis, the 2001 effective income tax rate was 40%. As a result of our adoption of SFAS No. 142 on January 1, 2002, (refer to Note 1 within Notes to Consolidated Financial Statements), goodwill amortization expense — and the resulting impact on the effective income tax rate — has been eliminated in periods subsequent to adoption. Accordingly, the year-to-date 2002 effective income tax rate has been reduced to 37%, which is consistent with our expectation for the full year.

	Quarter		Change vs.	Year-to-date		Change vs.
Effective income tax rate			prior year			prior year
	2002	2001	(pts.)	2002	2001	(pts.)

Adjusted (a)	36.6%	38.4%	-1.8	37.0%	40.0%	-3.0

As reported	36.6%	38.4%	-1.8	37.0%	40.2%	-3.2

(a)  Year-to-date 2001 adjusted rate excludes impact of restructuring changes.

As a result of implementing various foreign and state tax planning initiatives, we expect our 2003 consolidated effective income tax rate to be reduced to approximately 36%.

Restructuring and other charges
Cost of goods sold for the quarter ended September 28, 2002, includes a charge of $5.3 million related to our planned divestiture of certain private-label operations in Australia. The charge is comprised principally of an impairment loss to reduce the carrying value of production assets held for sale to estimated fair value less cost to sell.

Cost of goods sold for the year-to-date period ended September 28, 2002, includes an impairment loss of $5.0 million related to our manufacturing facility in China, representing a decline in real estate market value subsequent to an original impairment loss recognized for this property in 1997.

Operating profit for the year-to-date period ended September 30, 2001, includes restructuring charges of $48.3 million ($30.3 million after tax or $.07 per share), related to preparing Kellogg for the Keebler integration and continued actions supporting our “focus and align” strategy in the United States and Asia. Approximately 70% of the charges were comprised of asset write-offs, with the remainder consisting of employee severance and other cash costs. At December 31, 2001, remaining reserves for cash expenditures related to all of our prior-years’ restructuring initiatives were approximately $10 million (refer to page 34 of our Company’s 2001 Annual Report for further information), which are expected to be spent during 2002.

Net earnings for the year-to-date period ended September 30, 2001, include an extraordinary loss of $7.4 million, net of tax benefit of $4.2 million, ($.02 per share) related to the extinguishment of $400 million of long-term debt. In April 2002, the FASB issued SFAS No. 145, a technical corrections pronouncement which, in part, rescinds SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” Under SFAS No. 145, generally, debt extinguishments will no longer be classified as extraordinary items. Upon our adoption of this standard for our 2003 fiscal year, prior periods will be restated to conform to current period presentation.

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

The final purchase price allocation includes $80.1 million of liabilities related to our plans, as of the acquisition date, to exit certain activities and operations of the acquired company. Cash outlays related to these exit plans were approximately $28 million in 2001 and are projected to be approximately $29 million in 2002, with the remaining amounts spent principally during 2003.

Our exit plans are being announced as individual initiatives are implemented. In August 2002, we announced plans to consolidate certain functions in Battle Creek, Michigan, primarily research, technology, and financial services. As a result, approximately 70 positions in Elmhurst, Illinois are being relocated or eliminated.

During April 2002, we sold certain assets of Keebler’s Bake-Line private-label unit, including a bakery in Marietta, Oklahoma, to Atlantic Baking Group, Inc for approximately $65 million in cash and a $10 million note to be paid at a later date. The carrying value of net assets sold, including allocated goodwill, approximated the net sales proceeds.

Liquidity and capital resources

For the year-to-date period ended September 28, 2002, net cash provided by operating activities was $1.07 billion, compared to $854.8 million in the prior-year period. Operating cash flow exceeded the prior-period amount by $215.7 million, due primarily to operating profit growth and strong “core working capital” (trade receivables and inventory, less trade payables) management, partially offset by increased interest payments. Core working capital as a percentage of sales continued to improve versus the prior year. For the year-ended September 28, 2002, average core working capital represented 9.0% of net sales, versus 10.4% for the year-ended September 30, 2001.

Year-to-date expenditures for property additions were $136.0 million, which represented 2.2% of year-to-date 2002 net sales compared with 3.7% for the full year of 2001. (The 2001 ratio has been restated for the retroactive application of EITF No. 01-09. Refer to Note 1 within Notes to Consolidated Financial Statements for further information). We expect full-year 2002 expenditures for property additions to be approximately $250 million.

Previously, we had predicted our measure of full-year 2002 “cash flow” (net cash provided by operating activities reduced by expenditures for property additions) to be between the 2000 level of $650 million and the 2001 level of $856 million. However, based on the strong year-to-date performance of $935 million, we now expect to exceed the upper level of this range. As a result of this stronger-than-expected cash flow, we are considering a voluntary contribution to our pension and health care plans. The actual amount of contribution is dependent on our final year-end cash flow position.

Primarily to offset dilution from outstanding employee stock options, our Board of Directors has authorized management to repurchase up to $150 million of Kellogg common stock during 2002. Under this authorization, we paid $82.4 million during the current quarter to repurchase approximately 2.5 million shares.

Subsequent to the Keebler acquisition in March 2001, we have repaid over one billion dollars of debt incurred for this purpose, which reduced our commercial paper program to approximately 2% of our total debt balance. During September 2002, we issued $400 million of U.S. commercial paper and redeemed $300.7 million of fixed rate Notes due April 2003.

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

Future outlook

Our company should be able to generate high single-digit earnings per share growth for 2003 despite significant cost challenges. Primarily as a result of drought conditions in the United States during the 2002 growing season, many grain prices have increased significantly versus the prior year. Additionally, market prices of cocoa and packaging have risen. Finally, similar to other U.S. companies, we expect to experience increased pension and other post-retirement benefit expense. We believe these cost increases can be largely offset with a series of supply chain productivity initiatives and the momentum in operating performance and cash flow expansion we have established this year.

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

Forward-looking statements

Our Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy and plans; exit plans and costs related to the Keebler acquisition; the impact of accounting changes; our ability to meet interest and debt principal repayment obligations; future common stock repurchases; effective income tax rate; cash flow; property addition expenditures; cash outlays for restructuring actions; interest expense, commodity prices, health care costs, and pension costs. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. In particular, future results or activities could be affected by factors related to the Keebler acquisition, including integration problems, failures to achieve savings, unanticipated liabilities, and the substantial amount of debt incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn, and place us at a competitive disadvantage relative to less-leveraged competitors. In addition, our future results could be affected by a variety of other factors, including

•	competitive conditions in our markets;

•	marketing spending levels and pricing actions of competitors;

•	the impact of competitive conditions, marketing spending, and/or incremental pricing actions on actual volumes and product mix;

•	effectiveness of advertising and marketing spending or programs;

•	the success of innovations and new product introductions;

•	the availability of and interest rates on short-term financing;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	commodity prices and labor costs;

•	changes in consumer behavior and preferences;

•	changes in U.S. or foreign regulations affecting the food industry;

•	expenditures necessary to carry out restructuring initiatives and savings derived from these initiatives;

•	the success of productivity improvements;

•	the success of business transitions;

•	U.S. and foreign economic conditions, including currency rate fluctuations;

•	legal factors; and,

•	business disruption from terrorist acts or our nation’s response to them.

Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to disclosures contained on pages 44 and 45 of the Company’s 2001 Annual Report.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure based on management's interpretation of the definition of “disclosure controls and procedures”, in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

There have been no significant changes in the Company’s internal controls or in the other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 5.	Other Information

In accord with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, the Company is responsible for disclosing non-audit services to be provided by the Company’s independent auditor, PricewaterhouseCoopers LLP, which are approved by the Audit Committee of the Company’s Board of Directors.

On October 24, 2002, the Audit Committee approved additional engagements of PricewaterhouseCoopers LLP for the following permitted non-audit services: tax services, tax consulting and tax compliance.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits:

10.1 — Amended and Restated Deferred Compensation Plan for Non-Employee Directors

99.1 — Section 906 Certification from Carlos M. Gutierrez

99.2 — Section 906 Certification from John A. Bryant

(b)	Reports on Form 8-K:

The Company filed a Report on Form 8-K dated August 12, 2002 containing certifications of its chief executive officer and chief financial officer under Item 9.

KELLOGG COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ J.A. Bryant

J.A. Bryant Principal Financial Officer; Executive Vice President — Chief Financial Officer

/s/ J. M. Boromisa

J. M. Boromisa Principal Accounting Officer; Senior Vice President — Corporate Controller

Date: November 8, 2002

CERTIFICATION

I, Carlos M. Gutierrez, Chairman of the Board, President and Chief Executive Officer of Kellogg Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kellogg Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition,

results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ Carlos M. Gutierrez Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, John A. Bryant, Executive Vice President and Chief Financial Officer of Kellogg Company, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Kellogg Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ John A. Bryant Executive Vice President and Chief Financial Officer

KELLOGG COMPANY

EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)
10.1	Amended and Restated Deferred Compensation Plan for Non-Employee Directors	E

99.1	Section 906 Certification from Carlos M. Gutierrez	E

99.2	Section 906 Certification from John A. Bryant	E