Form 10-K
period 2002-12-31
KELLOGG CO
filed 2003-03-14
CIK 55067

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2002

Commission File Number 1-4171

Kellogg Company

(Exact Name of Registrant as Specified in its Charter)

Delaware (State of Incorporation)	38-0710690 (I.R.S. Employer Identification No.)

One Kellogg Square

Battle Creek, Michigan 49016-3599
(Address of Principal Executive Offices)

Registrant’s Telephone Number: (269) 961-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class: Common Stock, $0.25 par value per share	Name of each exchange on which registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]          No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes [X]          No [ ]

          The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that the W.K. Kellogg Foundation Trust, directors and executive officers may be affiliates) was $8,490,635,459 as determined by the March 3, 2003, closing price of $30.01 for one share of common stock, as reported for the New York Stock Exchange — Composite Transactions.

          As of March 3, 2003, 410,832,118 shares of the common stock of the registrant were issued and outstanding.

          Portions of the registrant’s Annual Report to Share Owners for the fiscal year ended December 28, 2002, are incorporated by reference into Part I, II, and Part IV of this Report.

          Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Share Owners to be held April 25, 2003, are incorporated by reference into Part III of this Report.

PART I
PART II
PART III
PART IV
SCHEDULE II -- VALUATION RESERVES (IN MILLIONS)
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX
Bylaws, as Amended
Supplemental Savings and Investment Plan
2001 Long-Term Incentive Plan
Agreement Between Lawrence Pilon
2002 Employee Stock Purchase Plan
Severance Policy
Annual Report to Share Owners for Fiscal Year End
Domestic and Foreign Subsidiaries of the Company
Consent of PricewaterhouseCoopers LLP
Powers of Attorney - Janet Langford Kelly
Amendments to 364-Day/Five-Year Credit Agreement
906 Certifications by Carlos Gutierrez/John Bryant

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

      Information about the Keebler Foods Company acquisition is incorporated by reference from “Keebler acquisition” on page 25 of the Company’s Annual Report.

      Financial Information About Segments. The information called for by this Item is incorporated herein by reference from Note 14 to the Consolidated Financial Statements on pages 46 and 47 of the Company’s Annual Report.

      Principal Products. The principal products of the Company are ready-to-eat cereals and convenience foods, such as cookies, crackers, toaster pastries, cereal bars, frozen waffles, meat alternatives, pie crusts, and ice cream cones. These products were, as of December 28, 2002, manufactured by the Company in 19 countries and marketed in more than 180 countries. The Company’s cereal products are generally marketed under the Kellogg’s name and are sold principally to the grocery trade through direct sales forces for resale to consumers. The Company uses broker and distribution arrangements for certain products. It also generally uses these, or similar arrangements, in less-developed market areas or in those market areas outside of its focus.

      The Company also markets cookies, crackers, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Murray, and Famous Amos, to supermarkets in the United States through a direct store door (DSD) delivery system, although other distribution methods are also used.

      Additional information pertaining to the relative sales of the Company’s products for the years 2000 through 2002 is found in Note 14 to the Consolidated Financial Statements on pages 46 and 47 of the Company’s Annual Report.

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

      The principal ingredients in the products produced by the Company in the United States include corn grits, wheat and wheat derivatives, oats, rice, cocoa and chocolate, soybeans and soybean derivatives, various fruits, sweeteners, flour, shortening, dairy products, eggs, and other filling ingredients, which ingredients are obtained from various sources. Most of these commodities are purchased principally from sources in the United States.

      The Company both enters into long-term contracts for the commodities described in this section and purchases these items on the open market, depending on the Company’s view of possible price fluctuations, supply levels, and the Company’s relative negotiating power. While the cost of some of these commodities has, and may continue to, increase over time, the Company believes that it will be able to purchase an adequate supply of these items as needed. The Company also uses commodity futures and options to hedge some of its costs.

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

      Trademarks and Technology. Generally, the Company’s products are marketed under trademarks it owns. The Company’s principal trademarks are its housemarks, brand names, slogans, and designs related to cereals and convenience foods manufactured and marketed by the Company as well as licensed uses of these marks on various goods. These trademarks include Kellogg’s for cereals and convenience foods and other products of the Company, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Complete Bran Flakes, Complete Wheat Flakes, Cocoa Rice Krispies, Cinnamon Crunch Crispix, Common Sense, Corn Pops, Cruncheroos, Kellogg’s Corn Flakes, Cracklin’ Oat Bran, Crispix, Froot Loops, Kellogg’s Frosted Flakes, Frosted Mini-Wheats, Frosted Krispies, Just Right, Kellogg’s Low Fat Granola, Nut & Honey Crunch, Mueslix, Nutri-Grain, Product 19, Two Scoops Raisin Bran, Rice Krispies, Raisin Bran Crunch, Smacks, Smart Start, Special K, Special K Red Berries, and Kellogg’s Honey Crunch Corn Flakes in the United States and elsewhere; Zucaritas, Choco Zucaritas, Sucrilhos, Sucrilhos Chocolate, Sucrilhos Banana, Vector, Musli, and Choco Krispis for cereals in Latin America; Vive and Vector in Canada; Choco Pops, Chocos, Frosties, Muslix, Fruit ‘n’ Fibre, Kellogg’s Crunchy Nut Corn Flakes, Kellogg’s Crunchy Nut Red Corn Flakes, Honey Nut Loops, Kellogg’s Extra, Sustain, Mueslix, Country Store, Ricicles, Smacks, Start, Smacks Choco Tresor, Pops, and Optima for cereals in Europe; and Cerola, Sultana Bran, Supercharged, Chex, Frosties, Goldies, Rice Bubbles, Kellogg’s Iron Man Food, and Be Big for cereals in Asia and Australia. Additional Company trademarks are the names of certain combinations of Kellogg’s ready-to-eat cereals, including Handi-Pak, Snack-Pak, Snack-A-Longs, Fun Pak, Jumbo, and Variety Pak. Other Company brand names include Kellogg’s Corn Flake Crumbs; Croutettes for herb season stuffing mix; Kuadri Krispies, Zucaritas, Special K, and Crusli for cereal bars, Keloketas for cookies, Komplete for biscuits; and Kaos for snacks in Mexico and elsewhere in Latin America; Pop-Tarts Pastry Swirls for toaster danish; Pop-Tarts and Pop-Tarts Snak-Stix for toaster pastries; Eggo, Special K, Waf-fulls, and Nutri-Grain for frozen waffles and pancakes; Rice Krispies Treats for baked snacks and convenience foods; Rice Krispies Treats Krunch for popcorn; Nutri-Grain and Nutri-Grain Twists for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Day Dawn, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Nutri-Grain Squares, Nutri-Grain Elevenses, and Rice Krispies Squares for convenience foods in Europe; Winders for fruit snacks in the United Kingdom; Kellogg’s Krave for refueling snack bars; Kashi for certain cereals, nutrition bars, and mixes; Vector for meal replacement products; and Morningstar Farms, Loma Linda, Natural Touch, and Worthington for certain meat and dairy alternatives.

      The Company also markets convenience foods under trademarks and tradenames which include Keebler, Cheez-It, E. L. Fudge, Murray, Famous Amos, Austin, Ready Crust, Chips Deluxe, Club, Fudge Shoppe, Hi-Ho, Hydrox, Sunshine, Munch’Ems, Sandies, Soft Batch, Toasteds, Town House, Vienna Fingers, Wheatables, and Zesta. One of its subsidiaries is also the exclusive licensee of the Carr’s brand name in the United States.

      Company trademarks also include logos and depictions of certain animated characters in conjunction with the Company’s products, including Snap!Crackle!Pop! for Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Ernie Elf for cookies; the Hollow Tree logo for certain convenience foods; Toucan Sam for Froot Loops; Dig ‘Em for Smacks; Coco Monkey for Cocoa Krispies; Cornelius for Kellogg’s Corn Flakes; Melvin the elephant for certain cereal and convenience foods; Chocos the Bear and Kobi the Bear for certain cereal products and Eet & Ern for an internet-based consumer promotional program.

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

      The Company considers that, taken as a whole, the rights under its various patents, which expire from time to time, are a valuable asset, but the Company does not believe that its businesses are materially dependent on any single patent or group of related patents. The Company’s activities under licenses or other franchises or concessions which it holds are similarly a valuable asset, but are not believed to be material.

      Seasonality. Demand for the Company’s products has generally been approximately level throughout the year, although some of the Company’s convenience foods have a bias for stronger demand in the second half of the year due to events and holidays. The Company also custom-bakes cookies for the Girl Scouts of the U.S.A., which are principally sold in the first quarter of the year.

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

      Customers. The Company’s largest customer, Wal-Mart Stores, Inc. and its subsidiaries, accounted for approximately 12% of consolidated net sales during 2002, comprised principally of sales within the United States. Correspondingly, at December 28, 2002, approximately 9% of the Company’s consolidated receivables balance and 13% of the Company’s U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its subsidiaries. During 2002, the Company’s top five customers, collectively, accounted for approximately 30% of the Company’s consolidated net sales and approximately 40% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry in recent years and the Company believes that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact the Company’s sales and profits, the Company does not anticipate that this will occur to a significant extent due to the consumer demand for the Company’s products and the Company’s relationships with its customers. Products of the Company have been generally sold through its own sales forces and through broker and distributor arrangements and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.

      Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 28, 2002, and December 31, 2001, was not material to the Company.

      Competition. The Company has experienced, and expects to continue to experience, intense competition for sales of all of its principal products in its major product categories, both domestically and internationally. The Company’s products compete with advertised and branded products of a similar nature as well as unadvertised and private label products, which are typically distributed at lower prices, and generally with other food products. Principal methods and factors of competition include new product introductions, product quality, composition and nutritional value, price, advertising, and promotion.

      Research and Development. Research to support and expand the use of the Company’s existing products and to develop new food products is carried on at the W.K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. The Company’s expenditures for research and development were approximately $106.4 million in 2002, $110.2 million in 2001, and $118.4 million in 2000.

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

      Employees. At December 28, 2002, the Company had approximately 25,700 employees.

      Financial Information About Geographic Areas. The information called for by this Item is incorporated herein by reference from Note 14 to the Consolidated Financial Statements on page 46 of the Company’s Annual Report.

      Availability of Reports; Website Access. Our internet address is http://www.kelloggcompany.com and “Investor — Why Invest — SEC Filings” on our home page has, since November, 2002, provided a hyperlink to the 10kWizard.com web site. Through that hyperlink, we make available free of charge our Board of Directors proxy statements, annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

      Forward-Looking Statements. This Report contains, or incorporates by reference, “forward-looking statements” with projections concerning, among other things, the Company’s strategy and plans; exit plans and costs related to the Keebler acquisition; growth, margins and profitability; products and promotions; the impact of accounting changes; our ability to meet interest and debt principal repayment obligations; working capital; future common stock purchases; effective income tax rate; cash flow; property addition expenditures; interest expense; commodity prices; health care and pension costs; and realizability of the carrying value of intangibles and other assets. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis incorporated by reference. The Company’s actual results or activities may differ materially from these predictions. In particular, future results or activities could be affected by factors related to the Keebler acquisition, including integration problems, failures to achieve synergies, unanticipated liabilities, and the substantial amount of indebtedness incurred to finance the acquisition, which could, among other things, hinder the Company’s ability to adjust rapidly to changing market conditions, make the Company more vulnerable in the event of a downturn, and place the Company at a competitive disadvantage in relation to less-leveraged competitors. The Company’s future results could be affected by a variety of other factors, including competitive conditions in our markets and categories and their impact; pricing and promotional and marketing spending levels and/or incremental pricing actions by the Company or others and their effect on actual volumes and product mix; actual market performance of benefit plan trust investments; the effectiveness of advertising and marketing spending or programs; the success of innovations and new product introductions; the levels of spending on system initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; the availability of and interest rates on short-term financing; changes in consumer behavior and preferences; commodity prices and labor costs; U.S. and foreign economic conditions, including currency conversion controls and rate fluctuations; business disruption from terrorist acts or political unrest or responses to them; changes in U.S. or foreign regulations affecting the food industry; the success of productivity improvements and business transitions; legal factors; and other items. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 2.     Properties

      The Company’s corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.

      The Company operated, as of December 28, 2002, manufacturing plants and warehouses totaling more than 18 million (18,000,000) square feet of building area in the United States and other countries. The Company’s plants have been designed and constructed to meet its specific production requirements, and the Company periodically invests money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of other Company plants producing similar products, and other factors. Manufacturing facilities of the Company in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska. The Company’s United States convenience foods plants are located in San Jose, California; Athens, Atlanta, Augusta, Columbus, Macon, and Rome, Georgia; Chicago and Des Plaines, Illinois; Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids, Michigan; Blue Anchor, New Jersey; Cary and Charlotte, North Carolina; Cincinnati, Fremont, Worthington, and Zanesville, Ohio; Muncy, Pennsylvania; and Rossville, Tennessee.

      Outside the United States, the Company had, as of December 28, 2002, additional manufacturing locations, some with warehousing facilities, in Argentina, Australia, Brazil, Canada, China, Colombia, Ecuador, Germany, Great Britain, Guatemala, India, Japan, Mexico, South Africa, South Korea, Spain, Thailand, and Venezuela.

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

Item 4A.     Executive Officers of the Registrant

      The names, ages, and positions of the executive officers of the Company (as of February 1, 2003) are listed below together with their business experience. Executive officers are generally elected annually by the Board of Directors at the meeting immediately prior to the Annual Meeting of Share Owners.

Carlos M. Gutierrez
Chairman of the Board, President and Chief Executive 49

      Mr. Gutierrez has been Chairman of the Board since April 2000, and President and Chief Executive Officer since April 1999. Mr. Gutierrez joined Kellogg de Mexico in 1975. He was appointed Executive Vice President — Business Development in 1996. In 1998, Mr. Gutierrez was named President and Chief Operating Officer.

A. D. David Mackay
Executive Vice President and President, Kellogg USA 47

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

Alan F. Harris
Executive Vice President and President, Kellogg International 48

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

Janet Langford Kelly
Executive Vice President —
Corporate Development and Administration, General Counsel and Secretary 45

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

King T. Pouw
Executive Vice President — Operations and Technology 51

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

John A. Bryant
Executive Vice President and Chief Financial Officer 37

      Mr. Bryant joined Kellogg Company in March 1998, working in support of the global strategic planning process. He served as Vice President — Kellogg North America Strategy Development/ Business Understanding and, in October 1998, was named Vice President — Financial Planning, Cereal. In 2000, Mr. Bryant also served as Vice President, Trade Marketing and as a member of the sales leadership team for Kellogg USA. He was appointed Senior Vice President and Chief Financial Officer, Kellogg USA, in August 2000, was appointed Chief Financial Officer in February 2002 and was appointed Executive Vice President later in 2002. Before joining Kellogg Company, Mr. Bryant held a leadership position with Lion Nathan Australia, Australia’s largest beverages company, where he was Planning Director from 1997 to 1998.

Lawrence J. Pilon
Executive Vice President — Human Resources 54

      Mr. Pilon joined Kellogg Company in January 2003. Prior to his joining Kellogg Company, Mr. Pilon worked as a consultant and served as Senior Vice President — Administration and Senior Vice President — Human Resources at the Whitman Corporation, a conglomerate engaged in the beverage, commercial refrigeration and automotive service industries.

Jeffrey M. Boromisa
Senior Vice President and Corporate Controller 47

      Mr. Boromisa joined Kellogg Company in 1981 as a senior auditor. He served in various financial positions until he was named Vice President — Purchasing of Kellogg North America in 1997. In November 1999, Mr. Boromisa was promoted to Vice President and Corporate Controller of Kellogg Company and in 2002, he was promoted to Senior Vice President.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      The information called for by this Item is set forth below and on page 45 of the Company’s Annual Report in Note 13 to the Consolidated Financial Statements of the Company, which is incorporated by reference into Item 8 of this Report.

      Approximately 14,000 shares of Kellogg Company common stock were sold to 5 members of senior management under the Kellogg Company Executive Stock Purchase Plan in February 2002 in a private placement. The Kellogg Company Executive Stock Purchase Plan allows selected senior level employees to elect to use all or part of their annual bonus, on an after-tax basis, to purchase shares of the Company’s common stock at fair market value (as determined over a thirty-day trading period). Kellogg Company received approximately $465,000 under this Plan in 2002, which it used for general corporate purposes.

Item 6.	Selected Financial Data

      The information called for by this Item is incorporated herein by reference from the chart entitled “Selected Financial Data” on page 29 of the Company’s Annual Report. Such information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 of this Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information called for by this Item is incorporated herein by reference from pages 21 through 28 of the Company’s Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The information called for by this Item is incorporated herein by reference from pages 50 through 52 of the Company’s Annual Report.

Item 8.	Financial Statements and Supplementary Data

      The information called for by this Item is incorporated herein by reference from pages 30 through 49 of the Company’s Annual Report. Supplementary quarterly financial data, also incorporated herein by reference, is set forth in Note 13 to the Consolidated Financial Statements on page 45 of the Company’s Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Directors — Refer to the information in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Share Owners to be held on April 25, 2003 (the “Proxy Statement”), under the caption “Election of Directors,” which information is incorporated herein by reference.

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

      Refer to the information under the captions “Security Ownership — Five Percent Holders”, “Security Ownership — Officer and Director Stock Ownership” and “Securities Authorized for Issuance under Equity Compensation Plans” of the Proxy Statement, which information is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      None.

PART IV

Item 14.     Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure based on management’s interpretation of the definition of “disclosure controls and procedures,” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

      There have been no significant changes in the Company’s internal controls or in the other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

Item 15.	Exhibits, Consolidated Financial Statements and Schedules, and Reports on Form 8-K

      The following Consolidated Financial Statements and related Notes, together with the Report thereon of PricewaterhouseCoopers LLP dated January 29, 2003, appearing on pages 30 through 49 of the Company’s Annual Report to Share Owners for the fiscal year ended December 28, 2002, are incorporated herein by reference:

      (a) 1. Consolidated Financial Statements

Consolidated Statement of Earnings for the years ended December 28, 2002, and December 31, 2001, and 2000.
Consolidated Statement of Shareholders’ Equity for the years ended December 28, 2002, and December 31, 2001, and 2000.
Consolidated Balance Sheet at December 28, 2002 and December 31, 2001.

Consolidated Statement of Cash Flows for the years ended December 28, 2002, and December 31, 2001, and 2000. Notes to Consolidated Financial Statements.

      (a) 2. Consolidated Financial Statement Schedule

      The Financial Schedule and related Report of Independent Accountants filed as part of this Report are as follows:

Page

Schedule II — Valuation Reserves	11
Report of Independent Accountants	12

      This Consolidated Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report to Share Owners for the fiscal year ended December 28, 2002.

      All other financial statement schedules are omitted because they are not applicable.

      (a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

      The information called for by this Item is incorporated herein by reference from the Exhibit Index on pages 17 through 19 of this Report.

      (b) Reports on Form 8-K

      None

SCHEDULE II — VALUATION RESERVES (IN MILLIONS)

	2002	2001	2000

Accounts Receivable — Allowance for Doubtful Accounts:
Balance at January 1.	$15.5	$8.6	$8.6
Acquisition adjustment	—	5.9	—
Additions charged to expense	2.7	4.1	1.8
Doubtful accounts charged to reserve	(2.7)	(2.8)	(1.5)
Currency translation adjustments	0.5	(0.3)	(0.3)

Balance at December 28, 2002 and December 31, 2001 and 2000	$16.0	$15.5	$8.6

Deferred Income Tax Asset Valuation Allowance:
Balance at January 1.	$36.7	$36.1	$61.8
Additions charged to income tax expense	3.4	5.2	3.3
Deductions credited to income tax expense	(5.4)	(4.6)	(29.0)

Balance at December 28, 2002 and December 31, 2001 and 2000	$34.7	$36.7	$36.1

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors

of Kellogg Company

      Our audits of the consolidated financial statements referred to in our report dated January 29, 2003, appearing in the 2002 Annual Report to Shareholders of Kellogg Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Battle Creek, Michigan

January 29, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of March, 2003.

KELLOGG COMPANY

By:	/s/ CARLOS M. GUTIERREZ

Carlos M. Gutierrez
Chairman of the Board, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ CARLOS M. GUTIERREZ Carlos M. Gutierrez	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2003

/s/ JOHN A. BRYANT John A. Bryant	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2003

/s/ JEFFREY M. BOROMISA Jeffrey M. Boromisa	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 14, 2003

* Benjamin S. Carson Sr.	Director

* John T. Dillon	Director

* Claudio X. Gonzalez	Director

* Gordon Gund	Director

* James M. Jenness	Director

* Dorothy A. Johnson	Director

* L. Daniel Jorndt	Director

Name		Capacity	Date

* Ann McLaughlin Korologos		Director

* William D. Perez		Director

* William C. Richardson		Director

* John L. Zabriskie		Director

*By:	/s/ JANET LANGFORD KELLY Janet Langford Kelly As Attorney-in-Fact		March 14, 2003

CERTIFICATIONS

      I, Carlos M. Gutierrez, certify that:

      1. I have reviewed this annual report on Form 10-K of Kellogg Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ CARLOS M. GUTIERREZ

Carlos M. Gutierrez
Chairman of the Board, President and
Chief Executive Officer of Kellogg Company

Date: March 14, 2003

      I, John A. Bryant, certify that:

      1. I have reviewed this annual report on Form 10-K of Kellogg Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN A. BRYANT

John A. Bryant
Executive Vice President and
Chief Financial Officer of Kellogg Company

Date: March 14, 2003

EXHIBIT INDEX

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref.(IBRF)

2.01	Agreement and Plan of Restructuring and Merger dated as of October 26, 2000 between Flowers Industries, Inc., Kellogg Company and Kansas Merger Subsidiary, Inc., incorporated by reference to Exhibit 2.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission file number 1-4171.	IBRF
2.02	Agreement and Plan of Merger dated as of October 26, 2000 between Keebler Foods Company, Kellogg Company and FK Acquisition Corporation, incorporated by reference to Exhibit 2.03 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission file number 1-4171.	IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended.	E
4.01	Fiscal Agency Agreement dated as of January 29, 1997, between the Company and Citibank, N.A., Fiscal Agent, incorporated by reference to Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.02	Form of 6 5/8% Note due 2004 related to the Fiscal Agency Agreement described in Exhibit 4.01 above, incorporated by reference to Exhibit 4.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.03	Indenture dated August 1, 1993, between the Company and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Commission file number 33-49875.	IBRF
4.04	Form of Kellogg Company 4 7/8% Note Due 2005, incorporated by reference to Exhibit 4.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-4171.	IBRF
4.05	Indenture and Supplemental Indenture dated March 15 and March 29, 2001, respectively, between Kellogg Company and BNY Midwest Trust Company, including the forms of 5.50% note due 2003, 6.00% note due 2006, 6.60% note due 2011 and 7.45% Debenture due 2031, incorporated by reference to Exhibit 4.01 and 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.03	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2002.*	E
10.04	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref.(IBRF)

10.06	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.08	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-K for the fiscal quarter ended September 28, 2002, Commission file number 1-4171.*	IBRF
10.09	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.11	Kellogg Company 2001 Long-Term Incentive Plan, as amended and restated as of February 20, 2003.*	E
10.12	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to the Company’s December 31, 1997, Commission file number 1-4171.*	IBRF
10.13	Kellogg Company Executive Compensation Deferral Plan incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.14	Agreement between the Company and Janet Langford Kelly dated August 30, 1999, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 1999, Commission file number 1-4171.*	IBRF
10.15	Agreement between the Company and Alan F. Harris, incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.16	Additional Agreement between the Company and Alan F. Harris, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission file number 1-4171.*	IBRF
10.17	Agreement between the Company and David Mackay, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, Commission file number 1-4171.*	IBRF
10.18	Agreement between the Company and Carlos M. Gutierrez, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.19	Agreement between the Company and Lawrence Pilon.*	E
10.20	Agreement between the Company and other executives, incorporated by reference to Exhibit 10.05 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.21	Stock Option Agreement between the Company and James Jenness, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.21	Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of December 5, 2002.*	E

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref.(IBRF)

10.22	Kellogg Company Executive Stock Purchase Plan, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission file number 1-4171.*	IBRF
10.23	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission file number 1-4171.*	IBRF
10.24	Kellogg Company 2003 Long-Term Incentive Plan, incorporated by reference to Annex B to the Board of Directors’ Proxy Statement for the Annual Meeting of the Company’s Share Owners to be held April 25, 2003, Commission file number 1- 4171.*	IBRF
10.25	Kellogg Company Severance Plan.*	E
13.01	Pages 21 through 28 and 30 through 52 of the Company’s Annual Report to Share Owners for the fiscal year ended December 28, 2002.	E
21.01	Domestic and Foreign Subsidiaries of the Company.	E
23.01	Consent of PricewaterhouseCoopers LLP.	E
24.01	Powers of Attorney authorizing Janet Langford Kelly to execute the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, on behalf of the Board of Directors, and each of them.	E
99.1	Section 906 Certifications by John Bryant.	E
99.2	Section 906 Certification by Carlos Gutierrez	E

*	A management contract or compensatory plan required to be filed with this Report.

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