Form 10-Q
period 2003-03-29
KELLOGG CO
filed 2003-05-09
CIK 55067

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

      For the quarterly period ended March 29, 2003

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

                   Registrant's telephone number: 269-961-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes X No

          Common Stock outstanding April 30, 2003 - 406,537,435 shares

                                 KELLOGG COMPANY

                                      INDEX

PART I - Financial Information                                      Page

Item 1:
   Consolidated Balance Sheet - March 29, 2003, and
   December 28, 2002                                                 3

   Consolidated Statement of Earnings - quarters
   ended March 29, 2003 and March 30, 2002                           4

   Consolidated Statement of Cash Flows - quarters
   ended March 29, 2003 and March 30, 2002                           5

   Notes to Consolidated Financial Statements                      6-12

Item 2:
   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                     12-16

Item 3:
   Quantitative and Qualitative Disclosures about Market Risk       17

Item 4:
   Controls and Procedures                                          18


PART II - Other Information

Item 2:
   Changes in Securities and Use of Proceeds                        19

Item 4:
   Submission of Matters to a Vote of Security Holders              19

Item 6:
   Exhibits and Reports on Form 8-K                                 19

Signatures                                                         20-22

Exhibit Index                                                       23

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

==================================================================================================================
                                                                                   March 29,         December 28,
                                                                                     2003                2002
                                                                                 (unaudited)               *
==================================================================================================================

Current assets
Cash and cash equivalents                                                               $136.8             $100.6
Accounts receivable, net                                                                 811.1              741.0
Inventories:
    Raw materials and supplies                                                           179.0              172.2
    Finished goods and materials in process                                              417.2              431.0
Other current assets                                                                     322.4              318.6
------------------------------------------------------------------------------------------------------------------

Total current assets                                                                   1,866.5            1,763.4
Property, net of accumulated depreciation
  of $3,091.2 and $3,012.4                                                             2,776.2            2,840.2
Goodwill                                                                               3,102.1            3,106.6
Other intangibles, net of accumulated amortization
  of $20.9 and $20.6                                                                   2,025.6            2,026.0
Other assets                                                                             487.6              483.1
------------------------------------------------------------------------------------------------------------------

Total assets                                                                         $10,258.0          $10,219.3
==================================================================================================================
Current liabilities
Current maturities of long-term debt                                                  $1,275.9             $776.4
Notes payable                                                                            431.4              420.9
Accounts payable                                                                         583.3              619.0
Accrued advertising and promotion                                                        346.3              309.0
Other current liabilities                                                                881.6              889.6
------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                              3,518.5            3,014.9

Long-term debt                                                                         4,019.1            4,519.4
Deferred income taxes                                                                    985.6              986.4
Pension benefits                                                                         341.2              334.5
Nonpension postretirement benefits                                                       344.5              329.6
Other liabilities                                                                        140.1              139.4

Shareholders' equity
Common stock, $.25 par value                                                             103.8              103.8
Capital in excess of par value                                                            44.6               49.9
Retained earnings                                                                      1,934.0            1,873.0
Treasury stock, at cost                                                                 (321.0)            (278.2)
Accumulated other comprehensive income                                                  (852.4)            (853.4)
------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                               909.0              895.1
------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                           $10,258.0          $10,219.3
==================================================================================================================

* Condensed from audited financial statements

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS
(millions, except per share data)
======================================================================================
                                                         Quarter ended   Quarter ended
                                                           March 29,       March 30,
(Results are unaudited)                                       2003           2002
======================================================================================

Net sales                                                      $2,147.5      $2,061.8

Cost of goods sold                                              1,231.1       1,177.2
Selling and administrative expense                                569.0         557.5
                                                         -----------------------------

Operating profit                                                  347.4         327.1

Interest expense                                                   92.0          98.1
Other income (expense), net                                         0.7          14.4
                                                         -----------------------------

Earnings before income taxes                                      256.1         243.4
Income taxes                                                       92.2          90.8
                                                         -----------------------------


Net earnings                                                     $163.9        $152.6
                                                         =============================

Net earnings per share:
    Basic                                                          $.40          $.37
    Diluted                                                        $.40          $.37

Dividends per share                                              $.2525        $.2525
                                                         =============================

Average shares outstanding:
    Basic                                                         407.7         407.1
                                                         =============================
    Diluted                                                       409.3         409.4
                                                         =============================

Actual shares outstanding at period end                           406.3         408.3
                                                         =============================

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

==================================================================================================================

                                                                                Year-to-date          Year-to-date
                                                                                period ended          period ended
                                                                                  March 29,             March 30,
 (unaudited)                                                                        2003                  2002
==================================================================================================================

Operating activities
Net earnings                                                                         $163.9                $152.6
Adjustments to reconcile net earnings to
operating cash flows:
  Depreciation and amortization                                                        85.7                  87.0
  Deferred income taxes                                                                13.4                  11.4
  Other                                                                                66.9                  14.4
Postretirement benefit plan contributions                                             (46.8)                (24.5)
Changes in operating assets and liabilities                                           (94.8)                 46.6
------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                             188.3                 287.5
------------------------------------------------------------------------------------------------------------------

Investing activities
Additions to properties                                                               (29.9)                (32.9)
Dispositions of businesses                                                             14.3                     -
Other                                                                                   1.2                  (0.4)
------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                 (14.4)                (33.3)
------------------------------------------------------------------------------------------------------------------

Financing activities
Net issuances (reductions) of notes payable                                            10.5                (127.6)
Reductions of long-term debt                                                              -                 (25.0)
Net issuances of common stock                                                          14.7                  42.0
Common stock repurchases                                                              (62.0)                 (0.4)
Cash dividends                                                                       (102.9)               (102.9)
Other                                                                                   2.4                     -
------------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                                (137.3)               (213.9)
------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                (0.4)                (11.1)
------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                  36.2                  29.2
Cash and cash equivalents at beginning of period                                      100.6                 231.8
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                           $136.8                $261.0
==================================================================================================================

Refer to Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements
                for the quarter ended March 29, 2003 (unaudited)


Note 1 Accounting policies

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 30 to 48 of the Company's 2002 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's 2002 Annual Report, except as discussed below. Certain amounts for 2002 have been reclassified to conform to current-period classifications. The results of operations for the quarter ended March 29, 2003, are not necessarily indicative of the results to be expected for other interim periods or the full year.

Interim reporting periods
Beginning in 2002, the Company has reported interim periods on a thirteen-week quarter basis, commonly referred to as "4-4-5" because of the number of weeks in each sub-period of the quarter. Interim results for 2003 are being reported for the periods ended March 29, June 28, September 27, and December 27. Interim results for 2002 were reported for the periods ended March 30, June 29, September 28, and December 28.

Accounting for exit costs
The Company has adopted SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal," with respect to exit or disposal activities initiated after December 31, 2002. This statement is intended to achieve consistency in timing of recognition between exit costs, such as one-time employee separation benefits and contract termination payments, and all other costs. Under pre-existing literature, certain costs associated with exit activities were recognized when management committed to a plan. Under SFAS No. 146, costs are recognized when a liability has been incurred under general concepts. For instance, under pre-existing literature, plant closure costs would be accrued at the plan commitment date. Under SFAS No. 146, these costs would be recognized as closure activities are performed. These provisions could be expected to have the general effect of delaying recognition of certain costs related to restructuring programs. However, management does not currently expect adoption of this standard to have a significant impact on the Company's 2003 financial results.

Guarantees
With respect to guarantees entered into or modified after December 31, 2002, the Company has applied guidance contained in FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of indebtedness of Others." This interpretation clarifies the requirement for recognition of a liability by a guarantor at the inception of the guarantee, based on the fair value of the non-contingent obligation to perform. Management does not currently expect application of this guidance to have a significant impact on the Company's 2003 financial results.

Variable interest entities
During January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." Under previous practice, entities were included in consolidated financial statements based on controlling voting interests. Under this interpretation, previously unconsolidated entities (often referred to as "special purpose entities") will be included in the consolidated financial statements of the "primary beneficiary" as a result of non-voting financial interests that are established through contractual or other means. For variable interest entities created after January 31, 2003, this interpretation is effective immediately. For any pre-existing variable interest entities, this interpretation would be effective beginning with the Company's fiscal 2003 third quarter. Management does not currently believe these requirements will be applicable to any existing financial arrangement of the Company.

Hedging  activities
During April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No.
133. This Statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. Management currently believes that adoption of SFAS No. 149 will have minimal impact on the Company, except that cash flows associated with certain derivatives will be classified in the financing rather than the operating section of the cash flow statement. Such derivatives are generally limited to net investment hedges and those used by the Company to reduce volatility in the translation of foreign currency earnings to U.S. Dollars. Management believes that the impact of this classification change during 2003 will be insignificant.

Stock compensation
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist of stock options, performance units, restricted stock grants, and stock purchase plans with various preferred terms. These awards are administered through several plans, as described in Note 8 to Consolidated Financial Statements on pages 40 and 41 of the Company's 2002 Annual Report.

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its employee stock options and other stock-based compensation. Under this method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The table below presents pro forma results for the current and prior-year periods, as if the Company had used the alternate fair value method of accounting for stock-based compensation, prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation" (as amended by SFAS No. 148). Under this pro forma method, the fair value of each option grant was estimated at the date of grant using the Black-Sholes option pricing model and was recognized over the vesting period, generally two years. Pricing model assumptions included an expected term of three years; and risk-free interest rate, dividend yield, and volatility assumptions consistent with the expected term and particular grant date.

--------------------------------------------------------------------------------
(millions except per share data)                             Quarter ended
--------------------------------------------------------------------------------
                                                          March 29,    March 30,
                                                            2003         2002
--------------------------------------------------------------------------------
Stock-based compensation expense, net of tax:
     As reported                                            $ 2.7         $ 2.7
     Pro forma                                              $ 9.8        $ 13.2

Net earnings:
     As reported                                          $ 163.9       $ 152.6
     Pro forma                                            $ 156.8       $ 142.1

Basic net earnings per share:
     As reported                                           $ 0.40        $ 0.37
     Pro forma                                             $ 0.38        $ 0.35

Diluted net earnings per share:
     As reported                                           $ 0.40        $ 0.37
     Pro forma                                             $ 0.38        $ 0.35
--------------------------------------------------------------------------------

Note 2 Exit activities

Keebler
On March 26, 2001, the Company acquired Keebler Foods Company ("Keebler") in a cash transaction valued at $4.56 billion. The final purchase price allocation included $71.3 million of liabilities related to management's plans, as of the acquisition date, to exit certain activities and operations of the acquired company. As presented in the table below, remaining reserves of $19.3 million existed at year-end 2002, to be spent principally during 2003. At March 29, 2003, acquisition-date exit plans were substantially complete and remaining reserves consisted primarily of contractual obligations for severance and leases. During the quarter ended March 29, 2003, $3.0 million of excess reserves were reversed and recorded as a credit to other income (expense), net. This excess resulted primarily from lower than projected employee severance payments and higher than projected proceeds from sale of leased vehicles.

------------------------------------------------------------------------------------------------------------------------------------
(millions)                                         Employee                         Lease & other
                                                   severance          Employee        contract          Facility
                                                   benefits          relocation      termination      closure costs        Total
------------------------------------------------------------------------------------------------------------------------------------
Remaining reserve at December 28, 2002               $ 7.2             $ 0.6           $ 9.6              $ 1.9           $ 19.3
2003 year-to-date activity:
        Utilized                                      (2.1)             (0.1)           (1.2)              (0.3)            (3.7)
        Reversed                                      (1.0)             (0.4)           (1.1)              (0.5)            (3.0)
------------------------------------------------------------------------------------------------------------------------------------
Remaining reserve at March 29, 2003                  $ 4.1             $ 0.1           $ 7.3              $ 1.1           $ 12.6
------------------------------------------------------------------------------------------------------------------------------------

During April 2002, the Company sold certain assets of Keebler's Bake-Line private-label unit, including a bakery in Marietta, Oklahoma, to Atlantic Baking Group, Inc. for approximately $65 million in cash and a $10 million note to be paid at a later date. In January 2003, the Company sold additional private-label operations for approximately $14 million in cash. For both of these transactions, the carrying value of net assets sold, including allocated goodwill, approximated the net sales proceeds.


Note 3 Other income (expense), net

Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense), net for the period ended March 29, 2003, includes a credit of approximately $10 million related to favorable legal settlements; a $3 million credit related to a reversal of Keebler exit liabilities (refer to Note 2); a charge of $8 million for a contribution to the Kellogg's Corporate Citizenship Fund, a private trust established for charitable giving; and a charge of $6.5 million to recognize the impairment of a cost-basis investment in an e-commerce business venture. Other income (expense), net for the period ended March 30, 2002, includes a $16.5 million credit ($10.2 million after tax or $.02 per share), related to favorable legal settlements.


Note 4 Equity

Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company. Basic net earnings per share is reconciled to diluted net earnings per share as follows:

----------------------------------------------------------------------------------------------------------
Quarter                                                                       Average             Net
(millions, except                                              Net            shares            earnings
per share data)                                             earnings        outstanding         per share
----------------------------------------------------------------------------------------------------------
2003
        Basic                                                 $163.9             407.7               $.40
        Dilutive employee
           stock options                                           -               1.6                  -
----------------------------------------------------------------------------------------------------------
        Diluted                                               $163.9             409.3               $.40
----------------------------------------------------------------------------------------------------------
2002
        Basic                                                 $152.6             407.1               $.37
        Dilutive employee
           stock options                                           -               2.3                  -
----------------------------------------------------------------------------------------------------------
        Diluted                                               $152.6             409.4               $.37
----------------------------------------------------------------------------------------------------------

Comprehensive Income
Comprehensive income includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Accumulated other comprehensive income for the periods presented consists of foreign currency translation adjustments pursuant to SFAS No. 52 "Foreign Currency Translation," unrealized gains and losses on cash flow hedges pursuant to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and minimum pension liability adjustments.

Quarter                                           Pretax      Tax (expense)  After-tax
(millions)                                        amount         benefit      amount
--------------------------------------------------------------------------------------
2003
Net earnings                                                                   $163.9
Other comprehensive income:
     Foreign currency translation adjustments        $2.1            $-           2.1
     Cash flow hedges:
             Unrealized gain (loss) on
                 cash flow hedges                    (9.6)          3.5          (6.1)
             Reclassification to net earnings         7.7          (2.7)          5.0
     Minimum pension liability adjustments              -             -             -
--------------------------------------------------------------------------------------
                                                     $0.2          $0.8          $1.0
--------------------------------------------------------------------------------------
Total comprehensive income                                                     $164.9
--------------------------------------------------------------------------------------



                                                  Pretax      Tax (expense)  After-tax
(millions)                                        amount         benefit      amount
--------------------------------------------------------------------------------------
2002
Net earnings                                                                   $152.6
Other comprehensive income:
     Foreign currency translation adjustments      ($15.6)           $-         (15.6)
     Cash flow hedges:
             Unrealized gain (loss) on
                 cash flow hedges                    (7.0)          2.3          (4.7)
             Reclassification to net earnings         1.5          (0.6)          0.9
     Minimum pension liability adjustments              -             -             -
--------------------------------------------------------------------------------------
                                                   ($21.1)         $1.7        ($19.4)
--------------------------------------------------------------------------------------
Total comprehensive income                                                     $133.2
--------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss) as of March 29, 2003, and December 28, 2002, consisted of the following:

--------------------------------------------------------------------------------------
                                                              March 29,   December 28,
(millions)                                                      2003          2002
--------------------------------------------------------------------------------------
Foreign currency translation adjustments                       $ (485.5)     $ (487.6)
Cash flow hedges - unrealized net loss                            (47.4)        (46.3)
Minimum pension liability adjustments                            (319.5)       (319.5)
--------------------------------------------------------------------------------------
Total accumulated other comprehensive income (loss)            $ (852.4)     $ (853.4)
--------------------------------------------------------------------------------------

Note 5 Debt

On April 1, 2003, the Company repaid approximately $700 million of maturing
U.S. Dollar Notes and initially replaced this debt with U.S. short-term debt. Subject to market conditions, management currently plans to refinance a portion of this U.S. short-term debt with five-year notes during the next several months. In anticipation of this refinancing, the Company has entered into forward interest rate contracts to fix the Treasury component of the coupon rate on $250 million notional amount of long-term debt. As of March 29, 2003, these contracts represented a settlement obligation of $3.2 million and were unfavorable to market rates by approximately 25 basis points.


Note 6 Operating segments

Kellogg Company is the world's leading producer of cereal and a leading producer of convenience foods such as cereal bars, frozen waffles, toaster pastries, cookies, and crackers. The Company also produces natural and vegetarian foods. Kellogg products are manufactured in 19 countries and marketed in more than 180 countries around the world. Principal markets for these products include the United States and United Kingdom. The Company is managed in two major divisions
- the United States and International - with International further delineated into Europe, Latin America, Canada, Australia, and Asia. This organizational structure is the basis of the operating segment data presented below.

==========================================================================================
                                                            Quarter ended  Quarter ended
(millions)                                                    March 29,      March 30,
                                                                2003            2002
==========================================================================================

Net sales
    United States                                              $1,435.9       $1,426.8
    Europe                                                        394.5          325.8
    Latin America                                                 139.7          150.5
    All other operating segments*                                 177.4          158.7
    Corporate                                                       -              -
                                                           -------------------------------
    Consolidated                                               $2,147.5       $2,061.8
                                                           ===============================

------------------------------------------------------------------------------------------

Operating profit
    United States                                                $240.3         $242.1
    Europe                                                         58.3           45.5
    Latin America                                                  39.6           37.2
    All other operating segments*                                  35.8           20.2
    Corporate                                                     (26.6)         (17.9)
                                                           -------------------------------
    Consolidated                                                 $347.4         $327.1
                                                           ===============================

*   Includes Canada, Australia, and Asia.

Note 7 Supplemental information on goodwill and other intangible assets

------------------------------------------------------------------------------------------------------------------------------------
Intangible assets subject to amortization:
(millions)                                                Gross carrying amount                 Accumulated amortization
------------------------------------------------------------------------------------------------------------------------------------
                                                     March 29, 2003    December 28, 2002        March 29, 2003     December 28, 2002
------------------------------------------------------------------------------------------------------------------------------------
 Trademarks                                               $ 29.5            $ 29.5                 $ 17.4               $ 17.2
 Other                                                       6.7               6.7                    3.5                  3.4
------------------------------------------------------------------------------------------------------------------------------------
 Total                                                    $ 36.2            $ 36.2                 $ 20.9               $ 20.6
------------------------------------------------------------------------------------------------------------------------------------
                                                                          Quarter ended          March 29, 2003      March 30, 2002
------------------------------------------------------------------------------------------------------------------------------------
 Amortization expense (a)                                                                           $ 0.4                $ 0.4
------------------------------------------------------------------------------------------------------------------------------------

(a) The currently estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately $1.2 million per year.

Intangible assets not subject to amortization:
(millions)                                                       Total carrying amount
------------------------------------------------------------------------------------------------------------------------------------
                                                         March 29, 2003            December 28, 2002
------------------------------------------------------------------------------------------------------------------------------------
 Trademarks                                                 $ 1,404.0                 $ 1,404.0
 Direct store door (DSD) delivery system                        578.9                     578.9
 Other                                                           27.4                      27.5
------------------------------------------------------------------------------------------------------------------------------------
 Total                                                      $ 2,010.3                 $ 2,010.4
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Changes in the carrying amount of goodwill for the year-to-date period ended March 29, 2003:
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Consoli-
 (millions)                                          United States      Europe        Latin America        Other (b)        dated
------------------------------------------------------------------------------------------------------------------------------------
 December 28, 2002                                     $ 3,103.2           $ -            $ 2.0             $ 1.4         $ 3,106.6
 Dispositions                                               (4.8)            -              -                 -                (4.8)
 Foreign currency remeasurement impact and other           -                 -              0.1               0.2               0.3
------------------------------------------------------------------------------------------------------------------------------------
 March 29, 2003                                        $ 3,098.4           $ -            $ 2.1             $ 1.6         $ 3,102.1
------------------------------------------------------------------------------------------------------------------------------------

(b) Other operating segments include Australia, Asia, and Canada.

                                 KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Overview
Kellogg Company is the world's leading producer of cereal and a leading producer of convenience foods such as cereal bars, frozen waffles, toaster pastries, cookies, and crackers. The Company also produces natural and vegetarian foods. Kellogg products are manufactured and marketed globally. The Company is managed in two major divisions - the United States and International - with International further delineated into Europe, Latin America, Canada, Australia, and Asia. This organizational structure is the basis of the operating segment data presented in this report.

Our first quarter earnings performance was marked by internal sales and operating profit growth across all of our segments and businesses, including a resumption of growth for our U.S. snacks business. We believe this performance was driven primarily by execution of our "Volume to Value" operating principle, which emphasizes sales dollars over shipment volume, and prioritizes brand-building and innovation activities over price discounting.

For the quarter ended March 29, 2003, our Company reported net earnings per share of $.40 versus the prior period amount of $.37. This year-over-year increase of $.03 was comprised of $.03 of business growth, $.01 from reduced interest expense, and $.01 from a lower effective income tax rate, partially offset by $.02 of favorable legal settlements in the prior-year period.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the first quarter of 2003 versus 2002:

----------------------------------------------------------------------------------------------------------------------
(dollars in millions)                         United      Europe       Latin        Other     Corporate    Consoli-
                                              States                  America     operating                 dated
                                                                                     (b)
----------------------------------------------------------------------------------------------------------------------
2003 net sales                                 $1,435.9     $ 394.5      $ 139.7     $ 177.4        $  -     $2,147.5
----------------------------------------------------------------------------------------------------------------------
2002 net sales                                 $1,426.8     $ 325.8      $ 150.5     $ 158.7        $  -     $2,061.8
----------------------------------------------------------------------------------------------------------------------
% change - 2003 vs. 2002:
      Volume                                       1.2%       -2.1%         4.0%       -7.6%           -         0.1%
      Pricing/mix                                  1.7%        4.7%         9.3%        8.9%           -         3.3%
----------------------------------------------------------------------------------------------------------------------
Subtotal - internal business                       2.9%        2.6%        13.3%        1.3%           -         3.4%
      Dispositions (a)                            -2.3%        0.0%         0.0%        0.0%           -         -1.5%
      Foreign currency impact                      0.0%       18.5%       -20.5%       10.4%           -          2.3%
----------------------------------------------------------------------------------------------------------------------
Total change                                       0.6%       21.1%        -7.2%       11.7%           -          4.2%
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
(dollars in millions)                         United      Europe       Latin        Other     Corporate    Consoli-
                                              States                  America     operating                 dated
                                                                                     (b)
----------------------------------------------------------------------------------------------------------------------
2003 operating profit                           $ 240.3      $ 58.3       $ 39.6      $ 35.8    $ (26.6)      $ 347.4
----------------------------------------------------------------------------------------------------------------------
2002 operating profit                           $ 242.1      $ 45.5       $ 37.2      $ 20.2    $ (17.9)      $ 327.1
----------------------------------------------------------------------------------------------------------------------
% change - 2003 vs. 2002:
      Internal business                            2.1%        9.9%        28.1%       60.8%      -49.3%         7.3%
      Dispositions (a)                            -2.8%        0.0%         0.0%        0.0%        0.0%        -2.2%
      Foreign currency impact                      0.0%       18.2%       -21.7%       16.8%        0.0%         1.1%
----------------------------------------------------------------------------------------------------------------------
Total change                                      -0.7%       28.1%         6.4%       77.6%      -49.3%         6.2%
----------------------------------------------------------------------------------------------------------------------

(a)   Impact of results for the comparable 2002 periods prior to divestiture of various U.S. private label operations.

      Refer to Note 2 within Notes to Consolidated Financial Statements for further information.
(b)   Includes Canada, Australia, and Asia.

During the first quarter of 2003, we achieved consolidated internal net sales growth in excess of 3%, which was the sixth consecutive quarter of year-over-year growth in internal net sales. U.S. net sales in the retail cereal channel increased over 4%, buoyed by a combination of volume growth and pricing/mix improvements. Excluding the impact of private-label business divestitures during the past year, internal net sales of our U.S. snacks business (which includes cereal bars and other wholesome snacks, cookies, and crackers), also increased nearly 4%. Internal net sales for our other U.S. businesses (which include frozen waffles, toaster pastries, natural and vegetarian foods, and the food service channel), were approximately even with the prior year. Solid growth in frozen waffles, natural, and vegetarian foods, was offset by a decline in toaster pastry sales against a strong year-ago performance, as well as category softness in our foodservice channel. Total international net sales increased approximately 5% in local currencies, as pricing and mix improvements across all areas offset volume declines in certain markets. Latin America exhibited strong internal sales growth in both cereal and snacks, as a result of both volume and pricing/mix improvements. In Europe, pricing/mix improvements more than offset a volume decline, leading to modest internal sales growth. This volume decline was attributable primarily to UK cereal shipments, due in part, to category softness and also a shift into lighter, more profitable products in conjunction with our Volume to Value strategy. In all other international segments, solid internal sales growth in Canada and Asia was partially offset by a modest sales decline in Australia. This decline was attributable to reduced cereal shipments, resulting from trade inventory reductions and discontinuance of a private-label product line in late 2002. We are prioritizing brand-building investment in the UK and Australia to return these businesses to local currency sales growth.

Consolidated internal operating profit increased over 7% during the first quarter of 2003, driven by local currency growth in international operating profit of approximately 26%. In the U.S., increased commodity and energy prices, and higher employee benefit expenses, held operating profit growth to 2%. Although we believe higher employee benefit expenses will continue throughout the year, we expect commodity and energy prices to moderate during the remainder of the year.

Margin performance
Margin performance for the first quarter of 2003 versus 2002 is presented in the following table.

-------------------------------------------------------------------------------------------
                                                                                 Change
                                                                               vs. prior
                                                           2003        2002    year (pts.)
-------------------------------------------------------------------------------------------
Gross margin                                              42.7%       42.9%           -0.2
-------------------------------------------------------------------------------------------
SGA% (a)                                                 -26.5%      -27.0%            0.5
-------------------------------------------------------------------------------------------
Operating margin                                          16.2%       15.9%            0.3
-------------------------------------------------------------------------------------------

(a) Selling, general, and administrative expense as a percentage of net sales.

The consolidated gross margin declined slightly versus the prior-year period, due primarily to the aforementioned manufacturing cost increases in our U.S. operating segment. This decline was more than offset by a reduction in SGA%, attributable principally to lower overhead expenses. For the year, we expect the consolidated gross margin to increase slightly, as pricing and mix improvements, and savings from supply chain productivity initiatives, mitigate the cost pressures.

Interest expense
We currently expect total year 2003 interest expense to be approximately $360 million, reduced from the total year 2002 amount of $391.2 million, due primarily to continuing pay-down of our debt balances. The first quarter 2003 interest expense of $92.0 million was consistent with expectations. Gross interest expense, prior to amounts capitalized to construction projects, was not significantly different from reported interest expense in either the current or prior-year periods.

Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense), net for the period ended March 29, 2003, includes a credit of approximately $10 million related to favorable legal settlements; a $3 million credit related to a reversal of Keebler exit liabilities (refer to Note 2 within Notes to Consolidated Financial Statements); a charge of $8 million for a contribution to the Kellogg's Corporate Citizenship Fund, a private trust established for charitable giving; and a charge of $6.5 million to recognize the impairment of a cost-basis investment in an e-commerce business venture. Other income (expense), net for the period ended March 30, 2002, includes a $16.5 million credit ($10.2 million after tax or $.02 per share), related to favorable legal settlements.

Income taxes
We currently expect the total year 2003 consolidated effective income tax rate to be approximately 36%, reduced from the total year 2002 rate of 37%, due primarily to the implementation of various foreign and state tax planning initiatives. The first quarter 2003 consolidated effective tax rate of 36% is consistent with these full-year expectations.


Liquidity and capital resources

Our principal source of liquidity is operating cash flows resulting from net earnings, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

Our measure of first quarter 2003 cash flow (defined as net cash provided by operating activities reduced by expenditures for property additions) was $158.4 million compared to $254.6 million in the prior-year period. We use this measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchase. Our cash flow metric is reconciled to GAAP-basis operating cash flow as follows:

--------------------------------------------------------------------------------------
                                                       Year-to-date period ended
--------------------------------------------------------------------------------------
(millions)                                             March 29, 2003   March 30, 2002
--------------------------------------------------------------------------------------
Net cash provided by operating activities                   $ 188.3           $ 287.5
Additions to properties                                       (29.9)            (32.9)
--------------------------------------------------------------------------------------
Cash flow                                                   $ 158.4           $ 254.6
--------------------------------------------------------------------------------------

Although nearly $100 million lower than the prior-year period, our first quarter 2003 cash flow is consistent with full-year expectations, which are based on continuing, but slowing improvement in core working capital (inventory and trade receivables less trade payables). For the twelve months ended March 29, 2003, core working capital as a percentage of sales was 8.7%, versus 8.8% for full-year 2002.

We are targeting for full-year 2003 cash flow of approximately $800 million, compared to the 2002 amount of $746.4 million, (which was net of year-end 2002 voluntary benefit plan contributions of approximately $254 million).

During April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No.
133. This Statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. We currently believe that adoption of SFAS No. 149 will have minimal impact on the Company, except that cash flows associated with certain derivatives will be classified in the financing rather than the operating section of the cash flow statement. Such derivatives are generally limited to net investment hedges and those used by the Company to reduce volatility in the translation of foreign currency earnings to U.S. Dollars. We believe that the impact of this classification change during 2003 will be insignificant.

Our Board of Directors has authorized management to repurchase up to $250 million of stock during 2003, generally to offset or partially offset issuances under employee benefit programs. Under this authorization, we paid approximately $62 million during the first quarter of 2003 to repurchase approximately 2.1 million shares.

On April 1, 2003, we repaid approximately $700 million of maturing U.S.
Dollar Notes and initially replaced this debt with U.S. short-term debt. Subject to market conditions, we currently plan to refinance a portion of this U.S. short-term debt with five-year notes during the next several months. In anticipation of this refinancing, we have entered into forward interest rate contracts to fix the Treasury component of the coupon rate on $250 million notional amount of long-term debt. As of March 29, 2003, these contracts represented a settlement obligation of $3.2 million and were unfavorable to market rates by approximately 25 basis points.

We believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs through our strong cash flow, our program of issuing short-term debt, and maintaining credit facilities on a global basis. Our significant long-term debt issues do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company's credit ratings could limit its access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our credit facilities, which are in amounts sufficient to cover the outstanding short-term debt balance and debt principal repayments through 2003.

Future outlook

During 2003, our Company faces several important challenges, including
- higher employee benefits expense;
- significant increases in the prices of certain grains, cocoa, packaging, and energy;
- increased cost and reduced availability of certain types of insurance such as earthquake or incidents of terrorism;
- economic volatility in Latin America; and
- a fundamental change in strategy for our snacks business, from an "acquire-and-integrate" approach to one of sustainable, organic growth.

We believe these cost increases and risks can be largely offset with pricing and mix improvements, a series of supply chain productivity initiatives, and the momentum in operating performance and cash flow expansion we established in 2002. As a result, we should be able to achieve our full-year 2003 net earnings per share target of $1.86-$1.90, as compared to 2002 net earnings per share of $1.75, which included $.02 from favorable legal settlements.

Forward-looking statements

Our Management's Discussion and Analysis contain "forward-looking statements" with projections concerning, among other things, our strategy and plans; gross margins, brand-building, and earnings per share; exit plans and costs related to the Keebler acquisition; the impact of accounting changes; our ability to meet interest and debt principal repayment obligations; future common stock repurchases; effective income tax rate; cash flow; property addition expenditures; interest expense; commodity and energy prices; employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words "expect," "believe," "will," "will deliver," "anticipate," "project," "should," or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. In particular, future results or activities could be affected by factors related to the Keebler acquisition, including integration problems, failures to achieve savings, unanticipated liabilities, and the substantial amount of debt incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn, and place us at a competitive disadvantage relative to less-leveraged competitors. In addition, our future results could be affected by a variety of other factors, including

-      competitive conditions in our markets;
-      marketing spending levels and pricing actions of competitors;
- the impact of competitive conditions, marketing spending, and/or incremental pricing actions on actual volumes and product mix;
-      effectiveness of advertising and marketing spending or programs;
-      the success of innovations and new product introductions;
-      the availability of and interest rates on short-term financing;
-      actual market performance of benefit plan trust investments;
- the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;
-      commodity and energy prices and labor costs;
-      changes in consumer behavior and preferences;
-      changes in U.S. or foreign regulations affecting the food industry;
-      the success of productivity initiatives;
-      the success of business transitions;
- the recoverability of the carrying value of goodwill and other intangibles;
- U.S. and foreign economic conditions, including currency conversion controls and rate fluctuations;
-      legal factors; and,
- business disruption or other losses from war, terrorist acts, or political unrest.

Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to disclosures contained on pages 50-52 of the Company's 2002 Annual
Report.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure based on management's interpretation of the definition of "disclosure controls and procedures," in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the date of this report, management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in the Company's internal controls or in the other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

                                 KELLOGG COMPANY

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

   (c) Approximately 11,000 shares of Kellogg Company common stock were sold to 6 members of senior management under the Kellogg Company Executive Stock Purchase Plan in February 2003 in a private placement. The Kellogg Company Executive Stock Purchase Plan allows selected senior level employees to elect to use all or part of their annual bonus, on an after-tax basis, to purchase shares of the Company's common stock at fair market value (as determined over a thirty-day trading period). Kellogg Company received approximately $335,000 under this Plan in 2003, which it used for general corporate purposes.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)      On April 25, 2003, the Company held its Annual Meeting of Share Owners.
(b) At that Annual Meeting, John T. Dillon, James M. Jenness, L. Daniel Jorndt and William D. Perez were re-elected for three-year terms, with Benjamin S. Carson, Sr., Claudio X. Gonzalez, Gordon Gund, Carlos M. Gutierrez, Dorothy A. Johnson, Ann McLaughlin Korologos, William C. Richardson and John L. Zabriskie being continuing directors.
(c) Two matters were voted on at such Annual Meeting: the re-election of the four directors described in (b) above and the approval of the Company's 2003 Long-Term Incentive Plan.

         In the election of directors, the following directors received the following votes:

                                          FOR                   WITHHELD
         John T. Dillon                 327,754,129             18,147,438

         James M. Jenness               341,239,527              4,662,040

         L. Daniel Jorndt               327,816,968             18,084,599

         William D. Perez               327,761,749             18,139,818

In addition, the 2003 Long-Term Incentive Plan received the following votes: For, 252,508,296 shares; Against, 56,524,443 shares; Abstain, 2,956,280 shares, and Broker Non-Votes, 33,912,548 shares.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
                  10.1 - Deferred Compensation Plan for Non-Employee Directors
                  99.1 - Section 906 Certification from Carlos M. Gutierrez
                  99.2 - Section 906 Certification from John A. Bryant


     (b) Reports on Form 8-K:

                  The Company filed a Report on Form 8-K dated April 24, 2003, in which it furnished a press release announcing its first quarter results under Items 9 and 12 of such Report.

                                 KELLOGG COMPANY

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           KELLOGG COMPANY



                           /s/ J.A. Bryant
                           -------------------------------

                           J.A. Bryant
                           Principal Financial Officer;
                           Executive Vice President - Chief Financial Officer


                           /s/ J. M. Boromisa
                           -------------------------------

                           J. M. Boromisa
                           Principal Accounting Officer;
                           Senior Vice President - Corporate Controller

Date:  May 9, 2003

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ Carlos M. Gutierrez
Date: May 9, 2003                        ________________________________
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                            /s/ John A. Bryant
Date: May 9, 2003                        ________________________________
                                            Executive Vice President
                                            and Chief Financial Officer

                                 KELLOGG COMPANY

                                  EXHIBIT INDEX


                                                              Electronic (E)
                                                              Paper (P)
                                                              Incorp. By
Exhibit No.                Description                        Ref. (IBRF)


10.1   Deferred Compensation Plan for Non-Employee Directors        E

99.1   Section 906 Certification from Carlos M. Gutierrez           E

99.2   Section 906 Certification from John A. Bryant                E