Form 10-Q
period 2003-06-28
KELLOGG CO
filed 2003-08-08
CIK 55067

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

      For the quarterly period ended June 28, 2003

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

           Common Stock outstanding July 25, 2003 - 408,233,387 shares


                                 KELLOGG COMPANY

                                      INDEX

PART I - Financial Information                                          Page

Item 1:
   Consolidated Balance Sheet - June 28, 2003, and
   December 28, 2002                                                      2

   Consolidated Statement of Earnings - quarters and year-to-date
   periods ended June 28, 2003 and June 29, 2002                          3

   Consolidated Statement of Cash Flows - year-to-date
   periods ended June 28, 2003 and June 29, 2002                          4

   Notes to Consolidated Financial Statements                           5-11

Item 2:
   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                         12-17

Item 3:
   Quantitative and Qualitative Disclosures about Market Risk            18

Item 4:
   Controls and Procedures                                               18


PART II - Other Information

Item 6:
   Exhibits and Reports on Form 8-K                                      19

Signatures                                                             20-22

Exhibit Index                                                            23

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)
==================================================================================================================
                                                                                   June 28,          December 28,
                                                                                     2003                2002
                                                                                  (unaudited)             *
==================================================================================================================

Current assets
Cash and cash equivalents                                                               $160.7             $100.6
Accounts receivable, net                                                                 829.1              741.0
Inventories:
    Raw materials and supplies                                                           183.0              172.2
    Finished goods and materials in process                                              406.9              431.0
Other current assets                                                                     301.9              318.6
------------------------------------------------------------------------------------------------------------------

Total current assets                                                                   1,881.6            1,763.4
Property, net of accumulated depreciation
  of $3,256.2 and $3,012.4                                                             2,761.9            2,840.2
Goodwill                                                                               3,102.6            3,106.6
Other intangibles, net of accumulated amortization
  of $21.3 and $20.6                                                                   2,026.0            2,026.0
Other assets                                                                             491.0              483.1
------------------------------------------------------------------------------------------------------------------

Total assets                                                                         $10,263.1          $10,219.3
==================================================================================================================
Current liabilities
Current maturities of long-term debt                                                    $577.3             $776.4
Notes payable                                                                            484.6              420.9
Accounts payable                                                                         605.1              619.0
Accrued advertising and promotion                                                        360.1              309.0
Other current liabilities                                                                803.9              889.6
------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                              2,831.0            3,014.9

Long-term debt                                                                         4,518.6            4,519.4
Deferred income taxes                                                                    999.8              986.4
Pension benefits                                                                         347.7              334.5
Nonpension postretirement benefits                                                       344.5              329.6
Other liabilities                                                                        139.2              139.4

Shareholders' equity
Common stock, $.25 par value                                                             103.8              103.8
Capital in excess of par value                                                            29.7               49.9
Retained earnings                                                                      2,035.2            1,873.0
Treasury stock, at cost                                                                 (261.9)            (278.2)
Accumulated other comprehensive income (loss)                                           (824.5)            (853.4)
------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                             1,082.3              895.1
------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                           $10,263.1          $10,219.3
==================================================================================================================

* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED EARNINGS
(millions, except per share data)

=================================================================================================================
                                                                             Year-to-date           Year-to-date
                                          Quarter ended Quarter ended        period ended           period ended
                                            June 28,      June 29,             June 28,               June 29,
(Results are unaudited)                       2003          2002                 2003                   2002
=================================================================================================================

Net sales                                      $2,247.4      $2,125.1                  $4,394.9         $4,186.9

Cost of goods sold                              1,232.1       1,161.5                   2,463.2          2,338.7
Selling and administrative expense                601.2         591.2                   1,170.2          1,148.7

Operating profit                                  414.1         372.4                     761.5            699.5

Interest expense                                   89.5          96.9                     181.5            195.0
Other income (expense), net                        (6.1)          2.0                      (5.4)            16.4
                                          ----------------------------        -----------------------------------

Earnings before income taxes                      318.5         277.5                     574.6            520.9
Income taxes                                      114.6         103.7                     206.8            194.5
                                          ----------------------------        -----------------------------------


Net earnings                                     $203.9        $173.8                    $367.8           $326.4
                                          ============================        ===================================

Net earnings per share:
     Basic                                         $.50          $.42                      $.90             $.80
     Diluted                                       $.50          $.42                      $.90             $.79

Dividends per share                              $.2525        $.2525                    $.5050           $.5050
                                          ============================        ===================================

Average shares outstanding:
     Basic                                        406.9         409.2                     407.3            408.1
                                          ============================        ===================================
                                          ============================        ===================================
     Diluted                                      409.2         412.6                     409.3            410.9
                                          ============================        ===================================

Actual shares outstanding at period end                                                   408.0            410.1
                                                                              ===================================

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

==============================================================================================================
                                                                             Year-to-date         Year-to-date
                                                                             period ended         period ended
                                                                               June 28,             June 29,
 (unaudited)                                                                     2003                 2002
==============================================================================================================

Operating activities
Net earnings                                                                      $367.8               $326.4
Adjustments to reconcile net earnings to
operating cash flows:
  Depreciation and amortization                                                    183.7                169.8
  Deferred income taxes                                                             37.9                  0.5
  Other                                                                             47.6                  4.2
Postretirement benefit plan contributions                                          (59.3)               (42.7)
Changes in operating assets and liabilities                                       (117.3)               105.5
--------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                          460.4                563.7
--------------------------------------------------------------------------------------------------------------

Investing activities
Additions to properties                                                            (68.5)               (85.6)
Acquisitions of businesses                                                             -                 (2.2)
Dispositions of businesses                                                          14.0                 65.1
Other                                                                                6.5                 (1.2)
--------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                              (48.0)               (23.9)
--------------------------------------------------------------------------------------------------------------

Financing activities
Net issuances (reductions) of notes payable                                         63.7               (401.9)
Issuances of long-term debt                                                        498.1                    -
Reductions of long-term debt                                                      (708.2)               (49.3)
Net issuances of common stock                                                       58.0                 81.5
Common stock repurchases                                                           (62.0)                (0.4)
Cash dividends                                                                    (205.6)              (206.2)
Other                                                                               (2.5)                   -
--------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                             (358.5)              (576.3)
--------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                              6.2                  1.0
--------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                    60.1                (35.5)
Cash and cash equivalents at beginning of period                                   100.6                231.8
--------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                        $160.7               $196.3
==============================================================================================================

Refer to Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements for the quarter and year-to-date period ended June 28, 2003 (unaudited)


Note 1 Accounting policies

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 30 to 48 of the Company's 2002 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's 2002 Annual Report, except as discussed below. Certain amounts for 2002 have been reclassified to conform to current-period classifications. The results of operations for the quarter and year-to-date periods ended June 28, 2003, are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Variable interest entities
During January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." Under previous practice, entities were included in consolidated financial statements based on controlling voting interests. Under this interpretation, previously unconsolidated entities (often referred to as "special purpose entities") will be included in the consolidated financial statements of the "primary beneficiary" as a result of non-voting financial interests that are established through contractual or other means. For variable interest entities created after January 31, 2003, this interpretation is effective immediately. For any pre-existing variable interest entities, this interpretation was effective beginning with the Company's fiscal 2003 third quarter. Management does not currently believe these requirements are applicable to any existing financial arrangement of the Company.

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

The Company uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its employee stock options and other stock-based compensation. Under this method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The table below presents pro forma results for the current and prior-year periods, as if the Company had used the alternate fair value method of accounting for stock-based compensation, prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation" (as amended by SFAS No. 148). Under this pro forma method, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model and was recognized over the vesting period, generally two years. Pricing model assumptions included an expected term of three years; and risk-free interest rate, dividend yield, and volatility assumptions consistent with the expected term and particular grant date.

--------------------------------------------------------------------------------------------------------------
(millions except per share data)                          Quarter ended            Year-to-date period ended
--------------------------------------------------------------------------------------------------------------
                                                           June 28,     June 29,        June 28,     June 29,
                                                             2003         2002            2003         2002
--------------------------------------------------------------------------------------------------------------
Stock-based compensation expense, net of tax:
     As reported                                            $ 2.4         $ 2.7           $ 5.1         $ 5.4
     Pro forma                                             $ 10.0        $ 13.2          $ 19.9        $ 26.4

Net earnings:
     As reported                                          $ 203.9       $ 173.8         $ 367.8       $ 326.4
     Pro forma                                            $ 196.3       $ 163.3         $ 353.0       $ 305.4

Basic net earnings per share:
     As reported                                           $ 0.50        $ 0.42          $ 0.90        $ 0.80
     Pro forma                                             $ 0.48        $ 0.40          $ 0.87        $ 0.75

Diluted net earnings per share:
     As reported                                           $ 0.50        $ 0.42          $ 0.90        $ 0.79
     Pro forma                                             $ 0.48        $ 0.40          $ 0.86        $ 0.74
--------------------------------------------------------------------------------------------------------------


Note 2 Exit activities

Keebler
On March 26, 2001, the Company acquired Keebler Foods Company ("Keebler") in a cash transaction valued at $4.56 billion. The final purchase price allocation included $71.3 million of liabilities related to management's plans, as of the acquisition date, to exit certain activities and operations of the acquired company. As presented in the table below, remaining reserves of $19.3 million existed at year-end 2002, to be spent principally during 2003. Acquisition-date exit plans were substantially completed during the first quarter of 2003, with remaining reserves consisting primarily of contractual obligations for severance and leases. During the year-to-date period ended June 28, 2003, $4.5 million of excess reserves were reversed and recorded as a credit to other income (expense), net. This excess resulted primarily from lower than projected facility closure costs and employee severance payments, and higher than projected proceeds from sale of leased vehicles and sub-lease revenue.

----------------------------------------------------------------------------------------------------------------------------------
                                                Employee                             Lease & other        Facility
                                                severance           Employee           contract           closure
(millions)                                      benefits            relocation        termination          costs          Total
----------------------------------------------------------------------------------------------------------------------------------
Remaining reserve at December 28, 2002            $ 7.2              $  0.6              $ 9.6             $ 1.9          $ 19.3
2003 year-to-date activity:
        Utilized                                  (3.5)                (0.1)              (1.7)             (0.4)           (5.7)
        Reversed                                  (1.2)                (0.4)              (1.7)             (1.2)           (4.5)
----------------------------------------------------------------------------------------------------------------------------------
Remaining reserve at June 28, 2003                $ 2.5                $ 0.1              $ 6.2             $ 0.3           $ 9.1
----------------------------------------------------------------------------------------------------------------------------------

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

Other
Cost of goods sold for the quarter ended June 28, 2003, includes charges of approximately $15 million, attributable primarily to equipment disposals associated with manufacturing network optimization efforts in the Company's U.S. snacks business, which have been ongoing since the Company's acquisition of Keebler in 2001.

Also during the current quarter, management decided to increase investment in various productivity initiatives during the remainder of 2003 and 2004. Most of these initiatives are still in the planning stages and individual actions are being announced as plans are finalized. Actions implemented during the current quarter included commencement of a wholesome snack plant consolidation in Australia, which involves the exit of a leased facility and separation of approximately 140 employees by year-end 2003. Management expects to incur approximately $6 million in exit costs and asset write-offs during the second half of 2003 related to this initiative.

Cost of goods sold for the quarter ended June 29, 2002, includes an impairment loss of $5.0 million related to the Company's manufacturing facility in China, representing a decline in real estate market value subsequent to an original impairment loss recognized for this property in 1997. The Company began marketing this facility for sale in early 2003, and is currently in the final stages of closing a sales transaction for an amount that approximates the carrying value.


Note 3 Other income (expense), net

Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense), net for the year-to-date period ended June 28, 2003, includes a credit of approximately $13 million related to favorable legal settlements; a $4.5 million credit related to a reversal of Keebler exit liabilities (refer to Note 2); a charge of $8 million for a contribution to the Kellogg's Corporate Citizenship Fund, a private trust established for charitable giving; and a charge of $6.5 million to recognize the impairment of a cost-basis investment in an e-commerce business venture. Other income (expense), net for the year-to-date period ended June 29, 2002, includes a $16.5 million credit ($10.2 million after tax or $.02 per share), related to favorable legal settlements. The aforementioned charges and credits recognized in 2003 and 2002 were incurred largely during the first quarter of both years.

Note 4 Equity

Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company. Basic net earnings per share is reconciled to diluted net earnings per share as follows:


====================================================================================================
Quarter                                                              Average             Net
(millions, except                                    Net              shares          earnings
per share data)                                    earnings        outstanding        per share
----------------------------------------------------------------------------------------------------
2003
      Basic                                               $203.9            406.9              $.50
      Dilutive employee
         stock options                                         -              2.3                 -
----------------------------------------------------------------------------------------------------
      Diluted                                             $203.9            409.2              $.50
----------------------------------------------------------------------------------------------------
2002
      Basic                                               $173.8            409.2              $.42
      Dilutive employee
         stock options                                         -              3.4                 -
----------------------------------------------------------------------------------------------------
      Diluted                                             $173.8            412.6              $.42
====================================================================================================

====================================================================================================
Year-to-date                                                         Average             Net
(millions, except                                    Net              shares          earnings
per share data)                                    earnings        outstanding        per share
----------------------------------------------------------------------------------------------------
2003
      Basic                                               $367.8            407.3              $.90
      Dilutive employee
         stock options                                         -              2.0                 -
----------------------------------------------------------------------------------------------------
      Diluted                                             $367.8            409.3              $.90
----------------------------------------------------------------------------------------------------
2002
      Basic                                               $326.4            408.1              $.80
      Dilutive employee
         stock options                                         -              2.8              (.01)
----------------------------------------------------------------------------------------------------
      Diluted                                             $326.4            410.9              $.79
====================================================================================================

Comprehensive Income
Comprehensive income includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Accumulated other comprehensive income for the periods presented consists of foreign currency translation adjustments pursuant to SFAS No. 52 "Foreign Currency Translation," unrealized gains and losses on cash flow hedges pursuant to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," and minimum pension liability adjustments pursuant to SFAS No. 87 "Employers' Accounting for Pensions."

---------------------------------------------------------------------------------------------
                                                                   Tax
Quarter                                       Pre-tax         (expense) or       After-tax
(millions)                                    amount             benefit          amount
---------------------------------------------------------------------------------------------
2003
Net earnings                                                                         $203.9
Other comprehensive income:
   Foreign currency translation adjustments     31.4                 -                $31.4
   Cash flow hedges:
           Unrealized gain (loss) on
               cash flow hedges                 (6.4)               2.0                (4.4)
           Reclassification to net earnings      1.5               (0.6)                0.9
   Minimum pension liability adjustments          -                  -                   -
---------------------------------------------------------------------------------------------
                                                26.5                1.4                27.9
---------------------------------------------------------------------------------------------
Total comprehensive income                                                           $231.8
=============================================================================================

---------------------------------------------------------------------------------------------
                                                                   Tax
                                              Pre-tax         (expense) or       After-tax
(millions)                                    amount             benefit          amount
---------------------------------------------------------------------------------------------
2002
Net earnings                                                                         $173.8
Other comprehensive income:
   Foreign currency translation adjustments    (8.4)                  -                (8.4)
   Cash flow hedges:
           Unrealized gain (loss) on
               cash flow hedges                 8.7                 (3.7)              $5.0
           Reclassification to net earnings     3.1                 (1.2)               1.9
   Minimum pension liability adjustments         -                    -                  -
---------------------------------------------------------------------------------------------
                                                3.4                 (4.9)              (1.5)
---------------------------------------------------------------------------------------------
Total comprehensive income                                                           $172.3
=============================================================================================

=============================================================================================
                                                                   Tax
Year-to-date                                  Pre-tax         (expense) or       After-tax
(millions)                                    amount             benefit          amount
---------------------------------------------------------------------------------------------
2003
Net earnings                                                                         $367.8
Other comprehensive income:
   Foreign currency translation adjustments    33.5                  -                $33.5
   Cash flow hedges:
           Unrealized gain (loss) on
               cash flow hedges               (16.0)                5.5               (10.5)
           Reclassification to net earnings     9.2                (3.3)                5.9
   Minimum pension liability adjustments         -                   -                   -
---------------------------------------------------------------------------------------------
                                               26.7                 2.2                28.9
---------------------------------------------------------------------------------------------
Total comprehensive income                                                           $396.7
=============================================================================================
---------------------------------------------------------------------------------------------
                                                                   Tax
                                              Pre-tax         (expense) or       After-tax
(millions)                                    amount             benefit          amount
---------------------------------------------------------------------------------------------
2002
Net earnings                                                                         $326.4
Other comprehensive income:
   Foreign currency translation adjustments    (24.0)                -                (24.0)
   Cash flow hedges:
           Unrealized gain (loss) on
               cash flow hedges                  1.7               (1.4)               $0.3
           Reclassification to net earnings      4.6               (1.8)                2.8
   Minimum pension liability adjustments          -                  -                   -
---------------------------------------------------------------------------------------------
                                               (17.7)              (3.2)              (20.9)
---------------------------------------------------------------------------------------------
Total comprehensive income                                                           $305.5
=============================================================================================

Accumulated other comprehensive income (loss) as of June 28, 2003, and December 28, 2002, consisted of the following:

-------------------------------------------------------------------------------
                                                    June 28,       December 28,
(millions)                                            2003            2002
-------------------------------------------------------------------------------

Foreign currency translation adjustments            $ (454.1)      $ (487.6)
Cash flow hedges -- unrealized net loss                (50.9)         (46.3)
Minimum pension liability adjustments                 (319.5)        (319.5)
-------------------------------------------------------------------------------

Total accumulated other comprehensive income (loss) $ (824.5)     $ (853.4)
===============================================================================

Note 5 Debt

On April 1, 2003, the Company repaid $699.3 million of maturing 5.50% U.S. Dollar Notes and initially replaced this debt with U.S. short-term debt. On June 5, 2003, the Company issued $500 million of five-year 2.875% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to repay a portion of the U.S. short-term debt. These Notes were issued under an existing shelf registration statement. In conjunction with this issuance, the Company settled $250 million notional amount of forward interest rate contracts for a loss of $11.8 million, which is being amortized to interest expense over the term of the debt. Taking into account this amortization and issuance discount, the effective interest rate on these five-year Notes is 3.35%.


Note 6 Operating segments

Kellogg Company is the world's leading producer of cereal and a leading producer of convenience foods such as cereal bars, frozen waffles, toaster pastries, cookies, and crackers. The Company also produces natural and vegetarian foods. Kellogg products are manufactured in 18 countries and marketed in more than 180 countries around the world. Principal markets for these products include the United States and United Kingdom. The Company is managed in two major divisions
- the United States and International - with International further delineated into Europe, Latin America, Canada, Australia, and Asia. This organizational structure is the basis of the operating segment data presented below.

================================================================================================================================
                                                                                            Year-to-date           Year-to-date
                                                         Quarter ended Quarter ended        period ended           period ended
(millions)                                                 June 28,      June 29,             June 28,               June 29,
(Results are unaudited)                                      2003          2002                 2003                   2002
================================================================================================================================

Net sales
     United States                                            $1,416.2      $1,399.4                  $2,852.1         $2,826.2
     Europe                                                      462.9         382.7                     857.4            708.5
     Latin America                                               166.3         169.6                     306.0            320.1
     All other operating segments                                202.0         173.4                     379.4            332.1
     Corporate                                                       -             -                         -                -
                                                         ----------------------------        -----------------------------------
     Consolidated                                             $2,247.4      $2,125.1                  $4,394.9         $4,186.9
                                                         ============================        ===================================

--------------------------------------------------------------------------------------------------------------------------------

Segment operating profit
     United States                                              $267.9        $262.9                    $508.2           $505.0
     Europe                                                       82.5          67.2                     140.8            112.7
     Latin America                                                46.5          47.0                      86.1             84.2
     All other operating segments                                 36.9          20.8                      72.7             41.0
     Corporate                                                   (19.7)        (25.5)                    (46.3)           (43.4)
                                                         ----------------------------        -----------------------------------
     Consolidated                                               $414.1        $372.4                    $761.5           $699.5
                                                         ----------------------------        -----------------------------------
================================================================================================================================

Note 7 Supplemental information on goodwill and other intangible assets

===============================================================================================================================
Intangible assets subject to amortization:
(millions)
                                                       Gross carrying amount             Accumulated amortization
                                                ---------------------------------  -------------------------------------
                                                      June 28,      December 28,        June 28,       December 28,
                                                        2003           2002               2003            2002
-------------------------------------------------------------------------------------------------------------------------------
 Trademarks                                           $ 29.5           $ 29.5            $ 17.7          $ 17.2
 Other                                                   6.6              6.7               3.6             3.4
-------------------------------------------------------------------------------------------------------------------------------
 Total                                                $ 36.1           $ 36.2            $ 21.3          $ 20.6
===============================================================================================================================

===============================================================================================================================
Amortization expense (millions) (a):                                                     June 28,        June 29,
                                                                                           2003            2002
-------------------------------------------------------------------------------------------------------------------------------
 Quarter ended                                                                            $ 0.4           $ 0.4
-------------------------------------------------------------------------------------------------------------------------------
 Year-to-date                                                                             $ 0.8           $ 0.8
===============================================================================================================================

 (a) The currently estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately $1.6 million per year.

===============================================================================================================================
 Intangible assets not subject to amortization:
 (millions)                                             Total carrying amount
                                                 ------------------------------------
                                                    June 28,        December 28,
                                                      2003             2002
-------------------------------------------------------------------------------------------------------------------------------
 Trademarks                                        $ 1,404.0        $ 1,404.0
 Direct store door (DSD) delivery system               578.9            578.9
 Other                                                  28.3             27.5
-------------------------------------------------------------------------------------------------------------------------------
 Total                                             $ 2,011.2        $ 2,010.4
===============================================================================================================================

===============================================================================================================================
Changes in the carrying amount of goodwill for the year-to-date period ended
June 28, 2003:
                                                                                                                      Consoli-
(millions)                                       United States          Europe      Latin America       Other (b)      dated

 December 28, 2002                                 $ 3,103.2              $ -             $ 2.0           $ 1.4      $ 3,106.6
 Dispositions                                           (4.9)               -                 -               -           (4.9)
 Foreign currency remeasurement impact and other           -                -               0.4             0.5            0.9
-------------------------------------------------------------------------------------------------------------------------------
 June 28, 2003                                     $ 3,098.3              $ -             $ 2.4           $ 1.9      $ 3,102.6
===============================================================================================================================

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

During the current quarter, our Company continued to demonstrate business momentum with solid financial performance, achieving broad-based sales and operating profit growth, despite substantial reinvestment in brand building and productivity initiatives. For the quarter ended June 28, 2003, our Company reported net earnings per share of $.50, a 19% increase over the prior-year amount of $.42. For the year-to-date period, net earnings per share were $.90 versus the prior period amount of $.79. This year-over-year increase of $.11 was comprised of $.09 of business growth, $.01 from reduced interest expense, $.02 from a lower effective income tax rate, and $.01 from favorable foreign currency movements; partially offset by $.02 of favorable legal settlements in the prior-year period.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the second quarter of 2003 versus 2002:

======================================================================================================================
                                                                                       Other
                                                United                   Latin       Operating               Consoli-
(dollars in millions)                           States       Europe     America         (b)       Corporate    dated
----------------------------------------------------------------------------------------------------------------------
2003 net sales                                 $1,416.2     $ 462.9      $ 166.3     $ 202.0         $ -     $2,247.4
----------------------------------------------------------------------------------------------------------------------
2002 net sales                                 $1,399.4     $ 382.7      $ 169.6     $ 173.4         $ -     $2,125.1
----------------------------------------------------------------------------------------------------------------------
% change - 2003 vs. 2002:
      Volume                                      -1.7%       -0.8%         3.0%       -3.2%           -        -1.3%
      Pricing/mix                                  4.1%        5.1%         5.5%        8.1%           -         4.8%
----------------------------------------------------------------------------------------------------------------------
Subtotal - internal business                       2.4%        4.3%         8.5%        4.9%           -         3.5%
      Dispositions (a)                            -1.2%        0.0%         0.0%        0.0%           -        -0.8%
      Foreign currency impact                      0.0%       16.7%       -10.4%       11.6%           -         3.1%
----------------------------------------------------------------------------------------------------------------------
Total change                                       1.2%       21.0%        -1.9%       16.5%           -         5.8%
======================================================================================================================

======================================================================================================================
                                                                                       Other
                                                United                   Latin       Operating               Consoli-
(dollars in millions)                           States       Europe     America         (b)       Corporate    dated
----------------------------------------------------------------------------------------------------------------------
2003 operating profit                           $ 267.9      $ 82.5       $ 46.5      $ 36.9     $ (19.7)     $ 414.1
----------------------------------------------------------------------------------------------------------------------
2002 operating profit                           $ 262.9      $ 67.2       $ 47.0      $ 20.8     $ (25.5)     $ 372.4
----------------------------------------------------------------------------------------------------------------------
% change - 2003 vs. 2002:
      Internal business                            2.6%        7.1%         9.3%       58.6%       23.5%         9.2%
      Dispositions (a)                            -0.7%        0.0%         0.0%        0.0%        0.0%        -0.5%
      Foreign currency impact                      0.0%       15.6%       -10.4%       18.0%        0.0%         2.5%
----------------------------------------------------------------------------------------------------------------------
Total change                                       1.9%       22.7%        -1.1%       76.6%       23.5%        11.2%
======================================================================================================================

(a)   Impact of results for the comparable 2002 periods prior to divestiture of various U.S. private label operations.
      Refer to Note 2 within Notes to Consolidated Financial Statements for further information.
(b) Includes Canada, Australia, and Asia.

During the second quarter of 2003, we achieved consolidated internal net sales growth of 3.5%, against a strong year-ago growth rate of 4.2%. U.S. net sales in the retail cereal channel increased approximately 3%, aided by successful innovation and strong growth in heritage brands. Excluding the impact of private-label business divestitures during the past year, internal net sales of our U.S. snacks business, (which includes cereal bars and other wholesome snacks, cookies, and crackers), increased approximately 1%, as growth in both wholesome snacks and crackers offset several unfavorable factors. These factors included discontinuance of a low-margin contract manufacturing relationship, an acceleration of stock-keeping unit (SKU) rationalization, and declining cookie sales. The decline in cookie sales was a result of aggressive promotional activities by competitors, category contraction, and a relative lack of innovation. Given this environment, as well as SKU rationalization, we expect this soft performance in cookie sales to continue during the balance of the year. Internal net sales for our other U.S. businesses, (which include frozen waffles, toaster pastries, natural and vegetarian foods, and the foodservice channel), increased approximately 3%, with growth across all major product groups.

Total international net sales increased over 5% in local currencies, with growth across all segments. Importantly, our European operating segment exhibited strong sales and category share performance in the quarter, benefiting from double-digit growth in brand-building investment and innovation activities across the region. Internal net sales growth in Latin America was driven by a strong performance by our Mexican business unit in both cereal and snacks. Our other non-U.S. segments, which include Canada, Australia, and Asia, collectively delivered solid internal net sales growth, as significant pricing/mix improvements offset the volume impact of discontinuing product lines in Australia and Asia in late 2002.

Consolidated internal operating profit increased 9% during the quarter, driven by double-digit local currency growth in international operating profit, which was achieved despite a significant increase in brand-building expenditures. Cost of goods sold for the quarter includes charges of approximately $15 million, attributable primarily to equipment disposals associated with manufacturing network optimization efforts in the Company's U.S. snacks business, which have been ongoing since the Company's acquisition of Keebler in 2001. These charges, in combination with increased brand-building expenditures and the continuation of higher commodity, energy, and employee benefit costs, held U.S. internal operating profit growth for the quarter to less than 3%.

As a result of our Company's strong first-half 2003 performance and favorable foreign currency movements, we have decided to increase investment in various productivity initiatives during the remainder of 2003 and 2004. Most of these initiatives are still in the planning stages and individual actions are being announced as plans are finalized. Actions implemented during the current quarter included commencement of a wholesome snack plant consolidation in Australia, which involves the exit of a leased facility and separation of approximately 140 employees by year-end 2003. Management expects to incur approximately $6 million in exit costs and asset write-offs during the second half of 2003 related to this initiative.

The productivity initiatives that we are undertaking could potentially result in a yet-undetermined amount of exit costs and asset write-offs during the remainder of 2003 and into 2004. Additionally, we expect to continue with manufacturing network optimization efforts in our U.S. snacks business. These initiatives, and others to be announced later in the year, are all designed to position our Company for sustained reliable growth in earnings and cash flow for the long-term.


The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods of 2003 versus 2002:

======================================================================================================================
                                                                                       Other
                                                United                   Latin       Operating               Consoli-
(dollars in millions)                           States       Europe     America         (b)       Corporate    dated
----------------------------------------------------------------------------------------------------------------------
2003 net sales                                 $2,852.1     $ 857.4      $ 306.0     $ 379.4         $ -     $4,394.9
----------------------------------------------------------------------------------------------------------------------
2002 net sales                                 $2,826.2     $ 708.5      $ 320.1     $ 332.1         $ -     $4,186.9
----------------------------------------------------------------------------------------------------------------------
% change - 2003 vs. 2002:
      Volume                                      -0.2%       -1.4%         3.4%       -5.4%           -        -0.6%
      Pricing/mix                                  2.8%        4.9%         7.4%        8.6%           -         4.1%
----------------------------------------------------------------------------------------------------------------------
Subtotal - internal business                       2.6%        3.5%        10.8%        3.2%           -         3.5%
      Dispositions (a)                            -1.7%        0.0%         0.0%        0.0%           -        -1.2%
      Foreign currency impact                      0.0%       17.5%       -15.2%       11.0%           -         2.7%
----------------------------------------------------------------------------------------------------------------------
Total change                                       0.9%       21.0%        -4.4%       14.2%           -         5.0%
======================================================================================================================

======================================================================================================================
                                                                                       Other
                                                United                   Latin       Operating               Consoli-
(dollars in millions)                           States       Europe     America         (b)       Corporate    dated
----------------------------------------------------------------------------------------------------------------------
2003 operating profit                           $ 508.2     $ 140.8       $ 86.1      $ 72.7     $ (46.3)     $ 761.5
----------------------------------------------------------------------------------------------------------------------
2002 operating profit                           $ 505.0     $ 112.7       $ 84.2      $ 41.0     $ (43.4)     $ 699.5
----------------------------------------------------------------------------------------------------------------------
% change - 2003 vs. 2002:
      Internal business                            2.4%        8.2%        17.6%       59.7%       -6.4%         8.3%
      Dispositions (a)                            -1.8%        0.0%         0.0%        0.0%        0.0%        -1.3%
      Foreign currency impact                      0.0%       16.7%       -15.4%       17.4%        0.0%         1.9%
----------------------------------------------------------------------------------------------------------------------
Total change                                       0.6%       24.9%         2.2%       77.1%       -6.4%         8.9%
======================================================================================================================

(a)   Impact of results for the comparable 2002 periods prior to divestiture of various U.S. private label operations.
      Refer to Note 2 within Notes to Consolidated Financial Statements for further information.
(b) Includes Canada, Australia, and Asia.

Margin performance
Margin performance for the second quarter and year-to-date periods of 2003 versus 2002 are presented in the following tables:

======================================================================
                                                            Change vs.
                                                            prior year
Quarter                                                       (pts.)
----------------------------------------------------------------------
                                   2003          2002
----------------------------------------------------------------------
Gross margin                      45.2%         45.3%            -0.1
----------------------------------------------------------------------
SGA% (a)                          26.8%         27.8%             1.0
----------------------------------------------------------------------
Operating margin                  18.4%         17.5%             0.9
======================================================================

======================================================================
                                                            Change vs.
                                                            prior year
Year-to-date                                                  (pts.)
----------------------------------------------------------------------
                                   2003          2002
----------------------------------------------------------------------
Gross margin                      44.0%         44.1%            -0.1
----------------------------------------------------------------------
SGA% (a)                          26.7%         27.4%             0.7
----------------------------------------------------------------------
Operating margin                  17.3%         16.7%             0.6
----------------------------------------------------------------------

(a) Selling, general, and administrative expense as a percentage of net sales.

The consolidated gross margin in both the quarter and year-to-date periods was unfavorably impacted by asset write-offs and higher commodity, energy, and employee benefit costs. These unfavorable factors were nearly offset by the favorable impact of operating leverage, pricing and mix improvements, and savings from supply chain productivity initiatives, resulting in only a 10 basis point decline in gross margin versus the prior periods. As we increase our investment in productivity initiatives during the remainder of the year, recognition of upfront costs associated with these initiatives could limit gross margin expansion, resulting in a full-year gross margin that is in line with the 2002 level of 45.0%.

The decline in gross margin during the quarter and year-to-date periods was more than offset by a reduction in SGA%, attributable principally to lower overhead expenses. Solid expansion of our operating margin was achieved despite an increase in consolidated brand-building expenditures that exceeded the rate of sales growth.

Interest expense
We currently expect total year 2003 interest expense to be slightly less than $360 million, down from the total year 2002 amount of $391.2 million, due primarily to continuing pay-down of our debt balances. The year-to-date 2003 interest expense of $181.5 million is consistent with expectations. Gross interest expense, prior to amounts capitalized to construction projects, was not significantly different from reported interest expense in either the current or prior-year periods.

Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense), net for the year-to-date period ended June 28, 2003, includes a credit of approximately $13 million related to favorable legal settlements; a $4.5 million credit related to a reversal of Keebler exit liabilities (refer to Note 2 within Notes to Consolidated Financial Statements); a charge of $8 million for a contribution to the Kellogg's Corporate Citizenship Fund, a private trust established for charitable giving; and a charge of $6.5 million to recognize the impairment of a cost-basis investment in an e-commerce business venture. Other income (expense), net for the year-to-date period ended June 29, 2002, includes a $16.5 million credit ($10.2 million after tax or $.02 per share), related to favorable legal settlements. The aforementioned charges and credits recognized in 2003 and 2002 were incurred largely during the first quarter of both years

Income taxes
We currently expect the total year 2003 consolidated effective income tax rate to be approximately 36%, down from the total year 2002 rate of 37%, due primarily to the implementation of various foreign and state tax planning initiatives. The year-to-date 2003 consolidated effective tax rate of 36% is consistent with these full-year expectations.


Liquidity and capital resources

Our principal source of liquidity is operating cash flows resulting from net earnings, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

Our measure of year-to-date 2003 cash flow (defined as net cash provided by operating activities reduced by expenditures for property additions) was $391.9 million compared to $478.1 million in the prior-year period. We use this measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchase. Our cash flow metric is reconciled to GAAP-basis operating cash flow as follows:

=====================================================================================
(millions)
                                                         Year-to-date period ended
                                                     --------------------------------
                                                     June 28, 2003      June 29, 2002
-------------------------------------------------------------------------------------
Net cash provided by operating activities                 $ 460.4            $ 563.7
Additions to properties                                     (68.5)             (85.6)
-------------------------------------------------------------------------------------
Cash flow                                                 $ 391.9            $ 478.1
=====================================================================================

Year-to-date 2003 cash flow was lower than the prior-year period, due primarily to a difficult working capital comparison in the first quarter of 2002, as well as timing of tax and interest payments. Although lower than the prior-year period, our year-to-date 2003 cash flow is consistent with expectations, which are based on continuing, but slowing improvement in core working capital (inventory and trade receivables less trade payables). For the twelve months ended June 28, 2003, core working capital as a percentage of sales was 8.6%, as compared to 9.1% for the year-ago period and 8.8% for full-year 2002. The second quarter of 2002 marked the eighth consecutive quarter in which our Company has achieved sequential improvement in this metric.

We are targeting full-year 2003 cash flow of $800-$850 million, compared to the 2002 amount of $746.4 million, (which was net of the after-tax impact of year-end 2002 voluntary benefit plan contributions of approximately $254 million).

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

Our Board of Directors has authorized management to repurchase up to $250 million of stock during 2003, generally to offset or partially offset issuances under employee benefit programs. Under this authorization, we paid approximately $62 million during the first quarter of 2003 to repurchase approximately 2.1 million shares. We did not repurchase any shares during the second quarter. On a full-year basis, this repurchase program is expected to be funded principally by proceeds from employee stock option exercises.

On April 1, 2003, we repaid $699.3 million of maturing 5.50% U.S. Dollar Notes and initially replaced this debt with U.S. short-term debt. On June 5, 2003, we issued $500 million of five-year 2.875% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to repay a portion of the U.S. short-term debt. These Notes were issued under an existing shelf registration statement. In conjunction with this issuance, we settled $250 million notional amount of forward interest rate contracts for a loss of $11.8 million, which is being amortized to interest expense over the term of the debt. Taking into account this amortization and issuance discount, the effective interest rate on these five-year Notes is 3.35%.

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

Future outlook

During 2003, our Company faces several important challenges, including
-   higher employee benefits expense;
- significant increases in the prices of certain grains, cocoa, other ingredients, packaging, and energy;
- increased cost and reduced availability of certain types of insurance such as natural disasters or incidents of terrorism;
-   economic volatility in Latin America; and
- a fundamental change in strategy for our snacks business, from an "acquire-and-integrate" approach to one of sustainable, organic growth.

During the remainder of 2003, we believe these cost increases and risks can continue to be largely offset with pricing and mix improvements, savings from implemented productivity improvements, and the momentum in operating performance and cash flow expansion we established in 2002 and have continued to sustain during the first half of 2003. As a result, we currently believe we will achieve full-year 2003 net earnings per share of $1.88-$1.90, as compared to 2002 net earnings per share of $1.75, which included $.02 from favorable legal settlements in the first quarter.


Forward-looking statements

Our Management's Discussion and Analysis contain "forward-looking statements" with projections concerning, among other things, our strategy and plans; gross margins, brand-building, and earnings per share; exit plans and costs related to productivity initiatives; the impact of accounting changes; our ability to meet interest and debt principal repayment obligations; future common stock repurchases; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words "expect," "believe," "will," "will deliver," "anticipate," "project," "should," or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. In particular, future results or activities could be affected by factors related to the Keebler acquisition, including integration problems, failures to achieve savings, unanticipated liabilities, and the substantial amount of debt incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn, and place us at a competitive disadvantage relative to less-leveraged competitors. In addition, our future results could be affected by a variety of other factors, including

-    the impact of competitive conditions;
-    the effectiveness of pricing, advertising, and promotional programs;
-    the success of innovation and new product introductions;
-    the recoverability of the carrying value of goodwill and other intangibles;
-    the success of productivity improvements and business transitions;
-    commodity and energy prices, and labor costs;
-    the availability of and interest rates on short-term financing;
-    actual market performance of benefit plan trust investments;
- the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;
-    changes in consumer behavior and preferences;
- the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;
-    legal and regulatory factors; and,
- business disruption or other losses from war, terrorist acts, or political unrest.

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

                                 KELLOGG COMPANY

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
                  32 - Section 906 Certification from Carlos M. Gutierrez 32 - Section 906 Certification from John A. Bryant


     (b) Reports on Form 8-K:

                  The Company filed a Report on Form 8-K dated April 24, 2003, in which it furnished a press release announcing its first quarter results under items 9 and 12 of such Report. The Company also filed a Report on Form 8-K dated July 28, 2003, in which it furnished a press release announcing its second quarter results under Items 9 and 12 of such Report.

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

Date:  August 8, 2003

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

                                            /s/ Carlos M. Gutierrez
Date: August 8, 2003                ________________________________
                                            Chairman of the Board,
                                            President and Chief
                                            Executive Officer

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

                                            /s/ John A. Bryant
Date: August 8, 2003                ________________________________
                                            Executive Vice President
                                            and Chief Financial Officer

                                 KELLOGG COMPANY

                                  EXHIBIT INDEX



                                                                  Electronic (E)
                                                                  Paper (P)
                                                                  Incorp. By
Exhibit No.                Description                            Ref. (IBRF)

32              Section 906 Certification from Carlos M. Gutierrez        E

32              Section 906 Certification from John A. Bryant             E