Form 10-Q
period 2003-09-27
KELLOGG CO
filed 2003-11-07
CIK 55067

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

      For the quarterly period ended September 27, 2003

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

         Common Stock outstanding October 24, 2003 - 408,138,504 shares

                                 KELLOGG COMPANY

                                      INDEX
PART I - Financial Information                                                          Page

Item 1:
   Consolidated Balance Sheet - September 27, 2003, and
   December 28, 2002                                                                       2

   Consolidated Statement of Earnings - quarters and year-to-date
   periods ended September 27, 2003 and September 28, 2002                                 3

   Consolidated Statement of Cash Flows - year-to-date
   periods ended September 27, 2003 and September 28, 2002                                 4

   Notes to Consolidated Financial Statements                                             5-12

Item 2:
   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                                           13-19

Item 3:
   Quantitative and Qualitative Disclosures about Market Risk                              20

Item 4:
   Controls and Procedures                                                                 20


PART II - Other Information

Item 6:
   Exhibits and Reports on Form 8-K                                                        21

Signatures                                                                                 22

Exhibit Index                                                                              23

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

=================================================================================================================
                                                                                     Sept. 27,       December 28,
                                                                                       2003             2002
                                                                                    (unaudited)          *
=================================================================================================================
Current assets
Cash and cash equivalents                                                              $341.9             $100.6
Accounts receivable, net                                                                842.4              741.0
Inventories:
    Raw materials and supplies                                                          183.6              172.2
    Finished goods and materials in process                                             401.4              431.0
Other current assets                                                                    283.2              318.6
-----------------------------------------------------------------------------------------------------------------

Total current assets                                                                  2,052.5            1,763.4
Property, net of accumulated depreciation
  of $3,337.0 and $3,012.4                                                            2,716.4            2,840.2
Goodwill                                                                              3,102.6            3,106.6
Other intangibles, net of accumulated amortization
  of $21.7 and $20.6                                                                  2,025.6            2,026.0
Other assets                                                                            491.5              483.1
-----------------------------------------------------------------------------------------------------------------

Total assets                                                                        $10,388.6          $10,219.3
=================================================================================================================
Current liabilities
Current maturities of long-term debt                                                   $577.8             $776.4
Notes payable                                                                           285.9              420.9
Accounts payable                                                                        623.6              619.0
Accrued advertising and promotion                                                       371.2              309.0
Other current liabilities                                                               956.1              889.6
-----------------------------------------------------------------------------------------------------------------

Total current liabilities                                                             2,814.6            3,014.9

Long-term debt                                                                        4,518.4            4,519.4
Deferred income taxes                                                                 1,000.4              986.4
Pension benefits                                                                        351.0              334.5
Nonpension postretirement benefits                                                      337.8              329.6
Other liabilities                                                                       148.7              139.4

Shareholders' equity
Common stock, $.25 par value                                                            103.8              103.8
Capital in excess of par value                                                           25.3               49.9
Retained earnings                                                                     2,163.3            1,873.0
Treasury stock, at cost                                                                (254.1)            (278.2)
Accumulated other comprehensive income (loss)                                          (820.6)            (853.4)
-----------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                            1,217.7              895.1
-----------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                          $10,388.6          $10,219.3
=================================================================================================================

* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED EARNINGS
(millions, except per share data)

======================================================================================================
                                         Quarter          Quarter          Year-to-date   Year-to-date
                                          ended            ended           period ended   period ended
                                        Sept. 27,         Sept. 28,          Sept. 27,      Sept. 28,
(Results are unaudited)                   2003              2002               2003            2002
======================================================================================================

Net sales                                  $2,281.6         $2,136.5         $6,676.5        $6,323.4

Cost of goods sold                          1,247.6          1,163.4          3,710.8         3,502.1
Selling and administrative expense            603.2            558.3          1,773.4         1,707.0
                                       ------------------------------    -----------------------------

Operating profit                              430.8            414.8          1,192.3         1,114.3

Interest expense                               87.0            102.2            268.5           297.2
Other income (expense), net                     7.6              8.1              2.2            24.5
                                       ------------------------------    -----------------------------

Earnings before income taxes                  351.4            320.7            926.0           841.6
Income taxes                                  120.1            117.2            326.9           311.7
                                       ------------------------------    -----------------------------


Net earnings                                 $231.3           $203.5           $599.1          $529.9
                                       ==============================    =============================

Net earnings per share:
      Basic                                    $.57             $.50            $1.47           $1.30
      Diluted                                  $.56             $.49            $1.46           $1.29

Dividends per share                          $.2525           $.2525           $.7575          $.7575
                                       ==============================    =============================

Average shares outstanding:
      Basic                                   408.3            409.4            407.6           408.6
                                       ==============================    =============================
      Diluted                                 410.9            412.0            410.0           411.4
                                       ==============================    =============================

Actual shares outstanding at period end                                         408.2           407.8
                                                                         =============================


Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

=========================================================================================
                                                         Year-to-date       Year-to-date
                                                         period ended       period ended
                                                           Sept. 27,          Sept. 28,
 (unaudited)                                                 2003               2002
=========================================================================================

Operating activities
Net earnings                                                 $599.1               $529.9
Adjustments to reconcile net earnings to
operating cash flows:
  Depreciation and amortization                               272.0                260.4
  Deferred income taxes                                        57.5                 43.8
  Other                                                        59.9                 45.0
Postretirement benefit plan contributions                     (59.9)               (58.0)
Changes in operating assets and liabilities                    54.4                249.4
-----------------------------------------------------------------------------------------

Net cash provided by operating activities                     983.0              1,070.5
-----------------------------------------------------------------------------------------

Investing activities
Additions to properties                                      (121.2)              (136.0)
Acquisitions of businesses                                        -                 (2.2)
Dispositions of businesses                                     14.0                 61.0
Other                                                           8.3                 (1.9)
-----------------------------------------------------------------------------------------

Net cash used in investing activities                         (98.9)               (79.1)
-----------------------------------------------------------------------------------------

Financing activities
Net issuances (reductions) of notes payable                  (135.0)               (94.5)
Issuances of long-term debt                                   498.1                    -
Reductions of long-term debt                                 (710.9)              (356.6)
Net issuances of common stock                                  80.4                 91.4
Common stock repurchases                                      (76.3)               (82.8)
Cash dividends                                               (308.8)              (310.0)
-----------------------------------------------------------------------------------------

Net cash used in financing activities                        (652.5)              (752.5)
-----------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                         9.7                 (9.5)
-----------------------------------------------------------------------------------------

Increase in cash and cash equivalents                         241.3                229.4
Cash and cash equivalents at beginning of period              100.6                231.8
-----------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                   $341.9               $461.2
=========================================================================================

Refer to Notes to Consolidated Financial Statements.

           Notes to Consolidated Financial Statements for the quarter and year-to-date period ended September 27, 2003 (unaudited)


Note 1 Accounting policies

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 30 to 48 of the Company's 2002 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's 2002 Annual Report, except as discussed below. Certain amounts for 2002 have been reclassified to conform to current-period classifications. The results of operations for the quarter and year-to-date periods ended September 27, 2003, are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Variable interest entities
During January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities." Under previous practice, entities were included in consolidated financial statements based on controlling voting interests. Under this interpretation, previously unconsolidated entities (often referred to as "special purpose entities") will be included in the consolidated financial statements of the "primary beneficiary" as a result of non-voting financial interests that are established through contractual or other means. For variable interest entities created after January 31, 2003, this interpretation is effective immediately. For any pre-existing variable interest entities, this interpretation was originally effective beginning with the Company's fiscal 2003 third quarter. However, the FASB issued Staff Position 46-6 in October 2003, which delays the effective date for pre-existing variable interest entities to the Company's fiscal 2003 fourth quarter. Management does not currently believe these requirements are applicable to any existing financial arrangement of the Company.

Hedging activities
During April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities, resulting primarily from decisions reached by the FASB Derivatives Implementation Group subsequent to the original issuance of SFAS No.
133. This Statement is generally effective prospectively for contracts and hedging relationships entered into after June 30, 2003. Management currently believes that adoption of SFAS No. 149 will have minimal impact on the Company, except that cash flows associated with certain derivatives will be classified in the financing rather than the operating section of the cash flow statement. Such derivatives are generally limited to net investment hedges and those used by the Company to reduce volatility in the translation of foreign currency earnings to U.S. Dollars. Management believes the impact of this classification change during 2003 will be insignificant.

Leasing
In May 2003, the Emerging Issues Task Force (EITF) of the FASB reached consensus on Issue No. 01-8 "Determining Whether an Arrangement Contains a Lease." This consensus provides criteria for identifying "in-substance" leases of plant, property, and equipment within supply agreements, service contracts, and other arrangements not historically accounted for as leases. This guidance is generally applicable to arrangements entered into or modified in interim periods beginning after May 28, 2003. The Company has applied this consensus prospectively beginning in its fiscal third quarter of 2003. Management believes this guidance may apply to certain future agreements with contract manufacturers that produce or pack the Company's products, potentially resulting in capital lease recognition within the balance sheet. However, management currently believes the impact of this recognition during 2003 will be insignificant.

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

--------------------------------------------------------------------------------------------------------------
(millions except per share data)                          Quarter ended            Year-to-date period ended
--------------------------------------------------------------------------------------------------------------
                                                         September     September       September    September
                                                         27, 2003      28, 2002        27, 2003     28, 2002
--------------------------------------------------------------------------------------------------------------
Stock-based compensation expense, net of tax:
     As reported                                            $ 3.5         $ 2.7           $ 8.5         $ 8.0
     Pro forma                                             $ 10.6        $ 13.2          $ 30.4        $ 39.6

Net earnings:
     As reported                                          $ 231.3       $ 203.5         $ 599.1       $ 529.9
     Pro forma                                            $ 224.2       $ 193.0         $ 577.2       $ 498.3

Basic net earnings per share:
     As reported                                           $ 0.57        $ 0.50          $ 1.47        $ 1.30
     Pro forma                                             $ 0.55        $ 0.47          $ 1.42        $ 1.22

Diluted net earnings per share:
     As reported                                           $ 0.56        $ 0.49          $ 1.46        $ 1.29
     Pro forma                                             $ 0.55        $ 0.47          $ 1.41        $ 1.21
--------------------------------------------------------------------------------------------------------------

Note 2 Exit activities

During the second half of 2003 and throughout 2004, management is undertaking a series of productivity initiatives. Some of these initiatives are still in the planning stages and individual actions are being announced as plans are finalized. Major actions commenced to date include a wholesome snack plant consolidation in Australia, manufacturing capacity rationalization in the Mercosur region of Latin America, and plant workforce reduction in Great Britain. Additionally, manufacturing and distribution network optimization efforts in the Company's U.S. snacks business have been ongoing since the Company's acquisition of Keebler in 2001.

The wholesome snack plant consolidation in Australia involves the exit of a leased facility and separation of approximately 140 employees by year-end 2003. Management expects to incur approximately $6 million in exit costs and asset write-offs during the second half of 2003 related to this initiative.

The manufacturing capacity rationalization in the Mercosur region of Latin America involves the closure of an owned facility in Argentina and separation of approximately 95 plant and administrative employees by the end of 2003. Beginning in 2004, the Company plans to import its products for sale in Argentina from other Latin America facilities. The Company recorded an impairment loss of approximately $6 million in the third quarter of 2003 to reduce the carrying value of the manufacturing facility to estimated fair value, and expects to incur further severance and closure costs of $3-$4 million to complete this initiative.

In Great Britain, management is currently in negotiations regarding changes in plant crewing to better match the work pattern to the demand cycle. This initiative proposes to remove approximately 120 hourly and salaried employee positions by year-end 2003, through voluntary severance and early retirement programs. Management expects to incur approximately $14 million in separation benefit costs to complete this initiative, the majority of which will be recognized in the Company's fiscal fourth quarter of 2003.

Cost of goods sold for the quarter ended September 27, 2003 includes charges of approximately $11 million for asset write-offs and exit costs associated with all in-process productivity initiatives. The third quarter 2003 charges are comprised of approximately $6 million for the impairment loss in Argentina, $3 million for equipment disposals in the Company's U.S. snacks business, and $2 million for asset write-offs and exit costs in Australia. For the year-to-date period, cost of goods sold also includes charges of approximately $15 million, attributable primarily to equipment disposals in the Company's U.S. snacks business. Reserves for exit costs at September 27, 2003, were insignificant.

Cost of goods sold for the quarter ended September 28, 2002, included a charge of $5.7 million related to the Company's planned divestiture of certain private-label operations in Australia. The charge was comprised principally of an impairment loss to reduce the carrying value of production assets held for sale to estimated fair value less cost to sell. During December 2002, the Company sold these assets for an amount in excess of the previously estimated fair value, and recorded a credit to cost of goods sold of $2.3 million.

Cost of goods sold for the year-to-date period ended September 28, 2002, included an impairment loss of $5.0 million related to the Company's manufacturing facility in China, representing a decline in real estate market value subsequent to an original impairment loss recognized for this property in 1997. The Company began marketing this facility for sale in early 2003, and is currently in the final stages of a sales transaction for an amount that approximates the carrying value.

Keebler
On March 26, 2001, the Company acquired Keebler Foods Company ("Keebler") in a cash transaction valued at $4.56 billion. The final purchase price allocation included $71.3 million of liabilities related to management's plans, as of the acquisition date, to exit certain activities and operations of the acquired company. As presented in the table below, remaining reserves of $19.3 million existed at year-end 2002, to be spent principally during 2003. Acquisition-date exit plans were substantially completed during the first quarter of 2003, with remaining reserves consisting primarily of contractual obligations for severance and leases. During the year-to-date period ended September 27, 2003, $4.5 million of excess reserves were reversed. This excess resulted primarily from lower than projected facility closure costs and employee severance payments, and higher than projected proceeds from sale of leased vehicles and sub-lease revenue.

------------------------------------------------------------------------------------------------------------------------------------
                                                Employee                             Lease & other        Facility
                                                severance           Employee           contract           closure
(millions)                                       benefits          relocation         termination          costs          Total
------------------------------------------------------------------------------------------------------------------------------------
Remaining reserve at December 28, 2002           $ 7.2                 $ 0.6            $ 9.6              $ 1.9         $ 19.3
2003 year-to-date activity:
        Utilized                                  (5.0)                 (0.1)            (2.2)              (0.4)          (7.7)
        Reversed                                  (1.2)                 (0.4)            (1.7)              (1.2)          (4.5)
------------------------------------------------------------------------------------------------------------------------------------
Remaining reserve at September 27, 2003          $ 1.0                $ 0.1              $ 5.7              $ 0.3         $ 7.1
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


Note 3 Other income (expense), net

Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense), net for the year-to-date period ended September 27, 2003, includes a credit of approximately $17 million related to favorable legal settlements; a charge of $8 million for a contribution to the Kellogg's Corporate Citizenship Fund, a private trust established for charitable giving; and a charge of $6.5 million to recognize the impairment of a cost-basis investment in an e-commerce business venture. Other income (expense), net for the year-to-date period ended September 28, 2002, includes a $19.6 million credit, related to favorable legal settlements. The aforementioned charges and credits recognized in 2003 and 2002 were recognized largely during the first quarter of both years.


Note 4 Equity

Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company. Basic net earnings per share is reconciled to diluted net earnings per share as follows:

------------------------------------------------------------------------------------------------------
Quarter                                                                    Average             Net
(millions, except                                           Net             shares           earnings
per share data)                                          earnings        outstanding        per share
------------------------------------------------------------------------------------------------------
2003
       Basic                                               $231.3            408.3               $.57
       Dilutive employee
          stock options                                         -              2.6              (0.01)
------------------------------------------------------------------------------------------------------
       Diluted                                             $231.3            410.9               $.56
------------------------------------------------------------------------------------------------------
2002
       Basic                                               $203.5            409.4               $.50
       Dilutive employee
          stock options                                         -              2.6              (0.01)
------------------------------------------------------------------------------------------------------
       Diluted                                             $203.5            412.0               $.49
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Year-to-date                                                               Average             Net
(millions, except                                           Net             shares           earnings
per share data)                                          earnings        outstanding        per share
------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------
2003
       Basic                                               $599.1            407.6              $1.47
       Dilutive employee
          stock options                                         -              2.4              (0.01)
------------------------------------------------------------------------------------------------------
       Diluted                                             $599.1            410.0              $1.46
------------------------------------------------------------------------------------------------------
2002
       Basic                                               $529.9            408.6              $1.30
       Dilutive employee
          stock options                                         -              2.8              (0.01)
------------------------------------------------------------------------------------------------------
       Diluted                                             $529.9            411.4              $1.29
------------------------------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------------------
                                                                  Tax
Quarter                                       Pre-tax         (expense) or       After-tax
(millions)                                    amount             benefit          amount
--------------------------------------------------------------------------------------------
2003
Net earnings                                                                       $231.3
Other comprehensive income:
    Foreign currency translation adjustments    2.0                -                  2.0
    Cash flow hedges:
            Unrealized gain (loss) on
                cash flow hedges                1.8              (0.7)                1.1
            Reclassification to net earnings    1.3              (0.5)                0.8
    Minimum pension liability adjustments        -                 -                   -
-------------------------------------------------------------------------------------------
                                                5.1              (1.2)                3.9
-------------------------------------------------------------------------------------------
Total comprehensive income                                                         $235.2
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
                                                                  Tax
                                              Pre-tax         (expense) or       After-tax
(millions)                                    amount            benefit           amount
-------------------------------------------------------------------------------------------
2002
Net earnings                                                                       $203.5
Other comprehensive income:
    Foreign currency translation adjustments    3.6                -                  3.6
    Cash flow hedges:
            Unrealized gain (loss) on
                cash flow hedges               (0.1)              1.1                 1.0
            Reclassification to net earnings    1.6              (0.5)                1.1
    Minimum pension liability adjustments        -                 -                   -
--------------------------------------------------------------------------------------------
                                                5.1               0.6                 5.7
--------------------------------------------------------------------------------------------
Total comprehensive income                                                         $209.2
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                                  Tax
Year-to-date                                  Pre-tax         (expense) or       After-tax
(millions)                                    amount             benefit          amount
--------------------------------------------------------------------------------------------
2003
Net earnings                                                                       $599.1
Other comprehensive income:
    Foreign currency translation adjustments    35.5               -                 35.5
    Cash flow hedges:
            Unrealized gain (loss) on
                cash flow hedges               (14.2)             4.8                (9.4)
            Reclassification to net earnings    10.5             (3.8)                6.7
    Minimum pension liability adjustments         -                -                   -
--------------------------------------------------------------------------------------------
                                                31.8              1.0                32.8
--------------------------------------------------------------------------------------------
Total comprehensive income                                                         $631.9
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                                                  Tax
                                              Pre-tax         (expense) or       After-tax
(millions)                                    amount             benefit          amount
--------------------------------------------------------------------------------------------
2002
Net earnings                                                                       $529.9
Other comprehensive income:
    Foreign currency translation adjustments   (20.4)               -               (20.4)
    Cash flow hedges:
            Unrealized gain (loss) on
                cash flow hedges                 1.6              (0.3)               1.3
            Reclassification to net earnings     6.2              (2.3)               3.9
    Minimum pension liability adjustments         -                 -                  -
--------------------------------------------------------------------------------------------
                                               (12.6)             (2.6)             (15.2)
--------------------------------------------------------------------------------------------
Total comprehensive income                                                         $514.7
--------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss) as of September 27, 2003, and December 28, 2002, consisted of the following:

-------------------------------------------------------------------------------
                                                   September 27,   December 28,
(millions)                                            2003            2002
-------------------------------------------------------------------------------

Foreign currency translation adjustments             $ (452.1)      $ (487.6)
Cash flow hedges -- unrealized net loss                 (49.0)         (46.3)
Minimum pension liability adjustments                  (319.5)        (319.5)
-------------------------------------------------------------------------------

Total accumulated other comprehensive income (loss)  $ (820.6)      $ (853.4)
-------------------------------------------------------------------------------

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

During September 2002, the Company issued $400 million of U.S. commercial paper and redeemed $300.7 million of fixed rate Notes due April 2003. Interest expense for the quarter ended September 28, 2002, includes $5.9 million of accelerated interest expense related to this redemption.


Note 6 Operating segments

Kellogg Company is the world's leading producer of cereal and a leading producer of convenience foods such as cereal bars, frozen waffles, toaster pastries, cookies, and crackers. The Company also produces natural and vegetarian foods. Kellogg products are manufactured in 18 countries and marketed in more than 180 countries around the world. Principal markets for these products include the United States and United Kingdom. In recent years, the Company has been managed in two major divisions - the United States and International - with International further delineated into Europe, Latin America, Canada, Australia, and Asia. This organizational structure is the basis of the operating segment data presented below.

=======================================================================================================
                                                                           Year-to-date    Year-to-date
                                     Quarter ended      Quarter ended      period ended    period ended
(millions)                             Sept. 27,           Sept. 28,         Sept. 27,       Sept. 28,
(Results are unaudited)                  2003                2002              2003            2002
=======================================================================================================

Net sales
      United States                        $1,442.5         $1,405.4         $4,294.6        $4,231.6
      Europe                                  451.1            393.6          1,308.5         1,102.1
      Latin America                           176.1            160.5            482.1           480.6
      All other operating segments            211.9            177.0            591.3           509.1
      Corporate                                   -                -                -               -
                                       ------------------------------    ------------------------------
      Consolidated                         $2,281.6         $2,136.5         $6,676.5        $6,323.4
                                       ==============================    ==============================

-------------------------------------------------------------------------------------------------------

Segment operating profit
      United States                          $290.7           $282.6           $798.9          $787.6
      Europe                                   86.8             76.8            227.6           189.5
      Latin America                            44.8             44.6            130.9           128.8
      All other operating segments             38.6             27.7            111.3            68.7
      Corporate                               (30.1)           (16.9)           (76.4)          (60.3)
                                       ------------------------------    ------------------------------
      Consolidated                            430.8            414.8          1,192.3         1,114.3
                                       ==============================    ==============================

During the third quarter of 2003, the Company announced several senior management changes, which will result in some minor organizational changes to be fully implemented by 2004. As a result, management anticipates that full-year 2003 and prior-year segment disclosures will be restated to reflect the following operating segments: North America, Europe, Latin America, and Australia/Asia.

Note 7 Supplemental information on goodwill and other intangible assets

-------------------------------------------------------------------------------------------------------------------------------
Intangible assets subject to amortization:
(millions)
                                                     Gross carrying amount            Accumulated amortization
                                                --------------------------------   ----------------------------------
                                                 September 27,      December 28,     September 27,    December 28,
                                                     2003              2002              2003            2002
-------------------------------------------------------------------------------------------------------------------------------
 Trademarks                                           $ 29.5           $ 29.5            $ 18.0          $ 17.2
 Other                                                   6.6              6.7               3.7             3.4
-------------------------------------------------------------------------------------------------------------------------------
 Total                                                $ 36.1           $ 36.2            $ 21.7          $ 20.6
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Amortization expense (millions) (a):                                            September 27, 2003    September 28, 2002
-------------------------------------------------------------------------------------------------------------------------------
 Quarter ended                                                                            $ 0.4           $ 0.4
-------------------------------------------------------------------------------------------------------------------------------
 Year-to-date                                                                             $ 1.2           $ 1.2
-------------------------------------------------------------------------------------------------------------------------------

(a) The currently estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately $1.6 million per year.

-----------------------------------------------------------------------------------------
Intangible assets not subject to amortization:
(millions)
                                                       Total carrying amount
                                           ---------------------------------------------
                                             September 27, 2003    December 28, 2002
-----------------------------------------------------------------------------------------
Trademarks                                        $ 1,404.0           $ 1,404.0
Direct store door (DSD) delivery system               578.9               578.9
Other                                                  28.3                27.5
-----------------------------------------------------------------------------------------
Total                                             $ 2,011.2           $ 2,010.4
-----------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Changes in the carrying amount of goodwill for the year-to-date period ended
September 27, 2003:
(millions)
                                                                                                                     Consoli-
                                                 United States          Europe      Latin America      Other (b)      dated
-------------------------------------------------------------------------------------------------------------------------------
 December 28, 2002                                 $ 3,103.2              $ -             $ 2.0           $ 1.4      $ 3,106.6
 Dispositions                                           (4.9)               -                 -               -           (4.9)
 Foreign currency remeasurement impact and other           -                -               0.4             0.5            0.9
-------------------------------------------------------------------------------------------------------------------------------
 September 27, 2003                                $ 3,098.3              $ -             $ 2.4           $ 1.9      $ 3,102.6
-------------------------------------------------------------------------------------------------------------------------------

(b) Other operating segments include Australia, Asia, and Canada.

                                 KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

Results of operations

Overview
Kellogg Company is the world's leading producer of cereal and a leading producer of convenience foods such as cereal bars, frozen waffles, toaster pastries, cookies, and crackers. The Company also produces natural and vegetarian foods. Kellogg products are manufactured and marketed globally. In recent years, the Company has been managed in two major divisions - the United States and International - with International further delineated into Europe, Latin America, Canada, Australia, and Asia. While this historical organizational structure is the basis of the operating segment data presented in this report, we are in the process of reorganizing our geographic management structure to North America, Europe, Latin America, and Australia/Asia by 2004.

During the current quarter, our Company continued to demonstrate business momentum with solid financial performance, achieving broad-based sales and operating profit growth, despite substantial reinvestment in brand building and productivity initiatives. For the quarter ended September 27, 2003, our Company reported net earnings per share of $.56, a 14% increase over the prior-year amount of $.49. For the year-to-date period, net earnings per share were $1.46 versus the prior period amount of $1.29. This year-over-year increase of $.17 was comprised of $.11 of business growth, $.02 from reduced interest expense, $.04 from a lower effective income tax rate, and $.02 from favorable foreign currency movements; partially offset by $.02 of favorable legal settlements in the first quarter of 2002.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2003 versus 2002:

-----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
                                                                                      Other
                                                United                  Latin       operating                 Consoli-
                                                States      Europe     America         (b)        Corporate    dated
-----------------------------------------------------------------------------------------------------------------------
2003 net sales                                 $1,442.5     $ 451.1      $ 176.1     $ 211.9         $ -      $2,281.6
-----------------------------------------------------------------------------------------------------------------------
2002 net sales                                 $1,405.4     $ 393.6      $ 160.5     $ 177.0         $ -      $2,136.5
-----------------------------------------------------------------------------------------------------------------------
% change - 2003 vs. 2002:
      Volume                                      -0.9%        1.5%        11.8%       -1.5%           -          0.5%
      Pricing/mix                                  4.1%        2.3%         5.0%        6.0%           -          4.0%
-----------------------------------------------------------------------------------------------------------------------
Subtotal - internal business                       3.2%        3.8%        16.8%        4.5%           -          4.5%
      Dispositions (a)                            -0.6%        0.0%         0.0%        0.0%           -         -0.4%
      Foreign currency impact                      0.0%       10.8%        -7.1%       15.2%           -          2.7%
-----------------------------------------------------------------------------------------------------------------------
Total change                                       2.6%       14.6%         9.7%       19.7%           -          6.8%
-----------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
                                                                                      Other
                                                United                  Latin       operating                 Consoli-
                                                States      Europe     America         (b)        Corporate    dated
-----------------------------------------------------------------------------------------------------------------------
2003 operating profit                           $ 290.7      $ 86.8       $ 44.8      $ 38.6     $ (30.1)      $ 430.8
-----------------------------------------------------------------------------------------------------------------------
2002 operating profit                           $ 282.6      $ 76.8       $ 44.6      $ 27.7     $ (16.9)      $ 414.8
-----------------------------------------------------------------------------------------------------------------------
% change - 2003 vs. 2002:
      Internal business                            3.1%        3.4%        11.7%       22.3%      -80.4%          2.2%
      Dispositions (a)                            -0.2%        0.0%         0.0%        0.0%        0.0%         -0.2%
      Foreign currency impact                      0.0%        9.7%       -11.2%       17.6%        0.0%          1.8%
-----------------------------------------------------------------------------------------------------------------------
Total change                                       2.9%       13.1%         0.5%       39.9%      -80.4%          3.8%
-----------------------------------------------------------------------------------------------------------------------

(a) Impact of results for the comparable 2002 periods prior to divestiture of various U.S. private label operations. Refer to Note 2 within Notes to Consolidated Financial Statements for further information.
(b)   Includes Canada, Australia, and Asia.

During the third quarter of 2003, we achieved consolidated internal net sales growth of 4.5%, against a strong year-ago growth rate of 5.6%. U.S. net sales in the retail cereal channel increased approximately 11%, as the combination of brand-building activities and innovation drove higher volume and improved mix. A modest price increase taken early this year also contributed to the sales increase. Excluding the impact of private-label business divestitures during the past year, internal net sales of our U.S. snacks business, (which includes cereal bars and other wholesome snacks, cookies, and crackers), declined approximately 4%. Over three-quarters of this decline was attributable to two factors: discontinuance of a low-margin contract manufacturing relationship in May 2003 and an acceleration of stock-keeping unit (SKU) rationalization, beginning in the second quarter of 2003. The remainder of the decline was attributable primarily to softness in cookie sales, which we believe is a result of aggressive price-promotion by competitors and a relative lack of innovation and brand-building activities. While overshadowed during the present quarter, we believe continued growth in crackers and wholesome snacks will approximately offset these unfavorable factors, which are expected to persist into the fourth quarter. Internal net sales for our other U.S. businesses, (which include frozen waffles, toaster pastries, natural and vegetarian foods, and food-away-from-home channels), collectively increased approximately 3%.

Total international net sales increased nearly 7% in local currencies, with growth across all segments. Importantly, our European operating segment continued to exhibit strong sales and category share performance in the quarter, benefiting from increased brand-building investment and innovation activities across the region. Internal net sales growth in Latin America was driven by a strong performance by our Mexican business unit in both cereal and snacks. Our other non-U.S. segments, which include Canada, Australia, and Asia, collectively delivered solid internal net sales growth, as significant pricing/mix improvements offset the volume impact of discontinuing product lines in Australia and Asia in late 2002.

Consolidated internal operating profit increased 2% during the quarter, with higher corporate expenses partially offsetting solid growth in both U.S. and international operating profit. International operating profit increased over 9% on a local currency basis. U.S. internal operating profit growth was 3%, despite a double-digit increase in brand-building expenditures and the continuation of higher commodity, energy, and employee benefit costs.

During the second half of 2003 and throughout 2004, we are undertaking a series of productivity initiatives. Some of these initiatives are still in the planning stages and individual actions are being announced as plans are finalized. Major actions commenced to date include a wholesome snack plant consolidation in Australia, manufacturing capacity rationalization in the Mercosur region of Latin America, and plant workforce reduction in Great Britain. Additionally, manufacturing and distribution network optimization efforts in our U.S. snacks business have been ongoing since the Company's acquisition of Keebler in 2001. (Refer to Note 2 within Notes to Consolidated Financial Statements for more information on these initiatives.)

Cost of goods sold for the quarter ended September 27, 2003, includes charges of approximately $11 million for asset write-offs and exit costs associated with all in-process productivity initiatives. The third quarter 2003 charges were comprised of approximately $6 million for an impairment loss in Argentina, $3 million for equipment disposals in our U.S. snacks business, and $2 million for asset write-offs and exit costs in Australia. For the year-to-date period, cost of goods sold also included charges of approximately $15 million, attributable primarily to equipment disposals in our U.S. snacks business.

The productivity initiatives that we are undertaking could potentially result in a yet-undetermined amount of exit costs and asset write-offs during the remainder of 2003 and into 2004. Additionally, we expect to continue with manufacturing network optimization efforts in our U.S. snacks business. These initiatives, and others to be announced later, are all intended to position our Company for sustained reliable growth in earnings and cash flow for the long-term.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods of 2003 versus 2002:

-----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
                                                                                      Other
                                                United                  Latin       operating                 Consoli-
                                                States      Europe     America         (b)        Corporate    dated
-----------------------------------------------------------------------------------------------------------------------
2003 net sales                                 $4,294.6    $1,308.5      $ 482.1     $ 591.3         $ -      $6,676.5
-----------------------------------------------------------------------------------------------------------------------
2002 net sales                                 $4,231.6    $1,102.1      $ 480.6     $ 509.1         $ -      $6,323.4
-----------------------------------------------------------------------------------------------------------------------
% change - 2003 vs. 2002:
      Volume                                      -0.4%       -0.5%         6.4%       -4.1%           -         -0.2%
      Pricing/mix                                  3.2%        4.1%         6.4%        7.7%           -          4.0%
-----------------------------------------------------------------------------------------------------------------------
Subtotal - internal business                       2.8%        3.6%        12.8%        3.6%           -          3.8%
      Dispositions (a)                            -1.3%        0.0%         0.0%        0.0%           -         -0.9%
      Foreign currency impact                      0.0%       15.1%       -12.5%       12.5%           -          2.7%
-----------------------------------------------------------------------------------------------------------------------
Total change                                       1.5%       18.7%         0.3%       16.1%           -          5.6%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
(dollars in millions)
                                                                                      Other
                                                United                  Latin       operating                 Consoli-
                                                States      Europe     America         (b)        Corporate    dated
-----------------------------------------------------------------------------------------------------------------------
2003 operating profit                           $ 798.9     $ 227.6      $ 130.9     $ 111.3     $ (76.4)     $1,192.3
-----------------------------------------------------------------------------------------------------------------------
2002 operating profit                           $ 787.6     $ 189.5      $ 128.8      $ 68.7     $ (60.3)     $1,114.3
-----------------------------------------------------------------------------------------------------------------------
% change - 2003 vs. 2002:
      Internal business                            2.6%        6.3%        15.5%       44.6%      -26.9%          6.0%
      Dispositions (a)                            -1.2%        0.0%         0.0%        0.0%        0.0%         -0.9%
      Foreign currency impact                      0.0%       13.8%       -13.9%       17.5%        0.0%          1.9%
-----------------------------------------------------------------------------------------------------------------------
Total change                                       1.4%       20.1%         1.6%       62.1%      -26.9%          7.0%
-----------------------------------------------------------------------------------------------------------------------

(a) Impact of results for the comparable 2002 periods prior to divestiture of various U.S. private label operations.
(b) Includes Canada, Australia, and Asia.

Margin performance
Margin performance for the third quarter and year-to-date periods of 2003 versus 2002 are presented in the following tables:

----------------------------------------------------------------------
Quarter                                                    Change vs.
                                                           prior year
                                                             (pts.)
----------------------------------------------------------------------
                                   2003          2002
----------------------------------------------------------------------
Gross margin                      45.3%         45.5%            -0.2
----------------------------------------------------------------------
SGA% (a)                          26.4%         26.1%            -0.3
----------------------------------------------------------------------
Operating margin                  18.9%         19.4%            -0.5
----------------------------------------------------------------------

----------------------------------------------------------------------
Year-to-date                                               Change vs.
                                                           prior year
                                                             (pts.)
----------------------------------------------------------------------
                                   2003          2002
----------------------------------------------------------------------
Gross margin                      44.4%         44.6%            -0.2
----------------------------------------------------------------------
SGA% (a)                          26.5%         27.0%             0.5
----------------------------------------------------------------------
Operating margin                  17.9%         17.6%             0.3
----------------------------------------------------------------------

(a) Selling, general, and administrative expense as a percentage of net sales.

The consolidated gross margin in both the quarter and year-to-date periods was unfavorably impacted by asset write-offs and exit costs related to productivity initiatives; and higher commodity, energy, and employee benefit costs. These unfavorable factors were nearly offset by the favorable impact of operating leverage, pricing and mix improvements, and savings from supply chain productivity initiatives, resulting in only a 20 basis point decline in gross margin versus the prior periods. As we increase our investment in productivity initiatives during the remainder of the year, recognition of upfront costs associated with these initiatives could limit gross margin expansion, resulting in a full-year gross margin in line with the year-to-date results.

The decline in gross margin during the year-to-date period was more than offset by a reduction in SGA%, attributable principally to lower overhead expenses. Solid expansion of our operating margin was achieved despite an increase in consolidated brand-building expenditures that exceeded the rate of sales growth.

Interest expense
We currently expect total year 2003 interest expense to be slightly less than $360 million, down from the total year 2002 amount of $391.2 million, due primarily to continuing pay-down of our debt balances. Gross interest expense, prior to amounts capitalized to construction projects, was not significantly different from reported interest expense in either the current or prior-year periods. For 2004, we expect interest expense to be approximately $330 million.

Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense), net for the year-to-date period ended September 27, 2003, includes a credit of approximately $17 million related to favorable legal settlements; a charge of $8 million for a contribution to the Kellogg's Corporate Citizenship Fund, a private trust established for charitable giving; and a charge of $6.5 million to recognize the impairment of a cost-basis investment in an e-commerce business venture. Other income (expense), net for the year-to-date period ended September 28, 2002, includes a $19.6 million credit, related to favorable legal settlements. These charges and credits for both 2003 and 2002 were recognized largely during the first quarter of both years.

Income taxes
During the third quarter of 2003, we reduced our full-year 2003 expectation for the consolidated effective income tax rate from 36% to 35.3%. This is down from the total year 2002 rate of 37%, due primarily to the implementation of various tax planning initiatives, audit closures, and further integration of Kellogg and Keebler operations. The year-to-date 2003 consolidated effective tax rate of 35.3% is consistent with our outlook for the 2004 rate of approximately 35.5%.


Liquidity and capital resources

Our principal source of liquidity is operating cash flows resulting from net earnings, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

Our measure of year-to-date 2003 cash flow (defined as net cash provided by operating activities reduced by expenditures for property additions) was $861.8 million compared to $934.5 million in the prior-year period. We use this measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchase. Our cash flow metric is reconciled to GAAP-basis operating cash flow as follows:

-------------------------------------------------------------------------------------
(millions)
                                                      Year-to-date period ended
                                               --------------------------------------
                                                       September 27,    September 28,
                                                           2003             2002
-------------------------------------------------------------------------------------
Net cash provided by operating activities                 $ 983.0          $ 1,070.5
Additions to properties                                    (121.2)            (136.0)
-------------------------------------------------------------------------------------
Cash flow                                                 $ 861.8            $ 934.5
-------------------------------------------------------------------------------------

Year-to-date 2003 cash flow was lower than the prior-year period, due primarily to a difficult working capital comparison to the first quarter of 2002, as well as timing of tax payments. Although lower than the prior-year period, our year-to-date 2003 cash flow has actually exceeded our full-year target. Our strong cash flow provides us with the flexibility for incremental voluntary benefit plan contributions or debt reduction during the remainder of the year. (The 2003 target compares to 2002 cash flow of $746.4 million, which was net of the after-tax impact of year-end 2002 voluntary benefit plan contributions of approximately $254 million.)

The third quarter of 2003 marked the ninth consecutive quarter in which our Company has achieved sequential improvement in the management of core working capital (inventory and trade receivables less trade payables). For the twelve months ended September 27, 2003, core working capital as a percentage of sales was 8.4%, as compared to 9.0% for the year-ago period and 8.8% for full-year 2002.

Our Board of Directors has authorized management to repurchase up to $250 million of stock during 2003, generally to offset or partially offset issuances under employee benefit programs. Under this authorization, we paid approximately $76 million during the year-to-date period ended September 27, 2003, to repurchase approximately 2.5 million shares. On a full-year basis, we expect to fund this repurchase program principally by proceeds from employee stock option exercises.

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

During 2002, several of our pension plans experienced shortfalls in market values of trust assets versus the accounting measurement of accumulated obligation. As a result of this condition, we were required to record on our year-end 2002 balance sheet a reduction in equity of approximately $306 million. Depending on interest rate movements and other factors, we could be required to record another reduction in equity of a yet-undetermined amount at year-end 2003. These balance sheet adjustments will not affect our earnings and we do not expect them to impact our liquidity, capital resources, or our ability to meet current debt covenants and maintain credit ratings.

We believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs through our strong cash flow, our program of issuing short-term debt, and maintaining credit facilities on a global basis. Our significant long-term debt issues do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company's credit ratings could limit its access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our credit facilities, which are in amounts sufficient to cover the outstanding short-term debt balance and debt principal repayments through 2004.


Recently issued pronouncements

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

In May 2003, the Emerging Issues Task Force (EITF) of the FASB reached consensus on Issue No. 01-8 "Determining Whether an Arrangement Contains a Lease." This consensus provides criteria for identifying "in-substance" leases of plant, property, and equipment within supply agreements, service contracts, and other arrangements not historically accounted for as leases. This guidance is generally applicable to arrangements entered into or modified in interim periods beginning after May 28, 2003. We have applied this consensus prospectively beginning in our fiscal third quarter of 2003. We believe this guidance may apply to certain future agreements with contract manufacturers that produce or pack our Company's products, potentially resulting in capital lease recognition within the balance sheet. However, we currently believe the impact of this recognition during 2003 will be insignificant.


Future outlook

During the remainder of 2003 and 2004, our Company will continue to face several important challenges, including
-    higher employee benefits expense;
- significant increases in the prices of certain grains, cocoa, other ingredients, packaging, and energy;
-    increased cost and reduced availability of certain types of insurance;
-    economic volatility in Latin America; and
- a fundamental change in strategy for our snacks business, from an "acquire-and-integrate" approach to one of sustainable, organic growth.

During the remainder of 2003, we believe these cost increases and risks can continue to be largely offset with pricing and mix improvements, savings from implemented productivity improvements, and sustained momentum in operating performance and cash flow expansion. As a result, we currently believe we will achieve full-year 2003 net earnings per share of $1.89-$1.91, as compared to 2002 net earnings per share of $1.75, which included $.02 from favorable legal settlements in the first quarter.

Our long-term annual growth targets are low single-digit for sales, mid single-digit for operating profit, and high single-digit for net earnings per share. In general, we expect 2004 results to be consistent with these targets. In addition to the continuing challenges listed above, the following important trends and uncertainties should be noted:
- Our 2004 fiscal year will include a 53rd week, which could add approximately one percentage point of extra growth to our sales results.
- We expect another year of sales decline for the cookie portion of our U.S. snacks business, due principally to category factors, aggressive sku eliminations, and discontinuance of a custom manufacturing business during 2003.
- We expect to continue to incur asset write-offs and exit costs associated with productivity initiatives throughout 2004.
- We expect full-year growth in brand-building expenditures to exceed the rate of sales growth.


Forward-looking statements

Our Management's Discussion and Analysis contain "forward-looking statements" with projections concerning, among other things, our strategy and plans; improvements and growth; sales, gross margins, brand building, operating profit, and earnings per share; exit plans and costs related to productivity initiatives; the impact of accounting changes; our ability to meet interest and debt principal repayment obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words "expect," "believe," "will," "will deliver," "anticipate," "project," "should," or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. In particular, future results or activities could be affected by factors related to the Keebler acquisition, including integration problems, failures to achieve savings, unanticipated liabilities, and the substantial amount of debt incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn, and place us at a competitive disadvantage relative to less-leveraged competitors. In addition, our future results could be affected by a variety of other factors, including

-    the impact of competitive conditions;
-    the effectiveness of pricing, advertising, and promotional programs;
-    the success of innovation and new product introductions;
-    the recoverability of the carrying value of goodwill and other intangibles;
-    the success of productivity improvements and business transitions;
-    commodity and energy prices, and labor costs;
-    the availability of and interest rates on short-term financing;
-    actual market performance of benefit plan trust investments;
- the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;
-    changes in consumer behavior and preferences;
- the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;
-    legal and regulatory factors; and,
- business disruption or other losses from war, terrorist acts, or political unrest.

Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to disclosures contained on pages 50-52 of the Company's 2002 Annual
Report.


Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure based on management's interpretation of the definition of "disclosure controls and procedures," in Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 27, 2003, management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable level of assurance.

During the last fiscal quarter, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                 KELLOGG COMPANY

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
        10.1 - Employment Agreement with David Mackay
        10.2 - Employment Agreement with Alan Harris
        10.3 - Termination Agreement with Janet Kelly
        31.1 - Rule 13a-14(e)/15d-14(a) Certification from Carlos M. Gutierrez
        31.2 - Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant
        32.1 - Section 1350 Certification from Carlos M. Gutierrez
        32.2 - Section 1350 Certification from John A. Bryant



     (b) Reports on Form 8-K:

        The Company filed Reports on Form 8-K for its second quarter results dated July 28, 2003 and for its third quarter results dated November 3, 2003, in which it furnished a press release announcing those results under items 9 and 12 of such Reports.

                                 KELLOGG COMPANY

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         KELLOGG COMPANY



                         /s/ J. A. Bryant
                         -------------------------------

                         J. A. Bryant
                         Principal Financial Officer;
                         Executive Vice President - Chief Financial Officer


                         /s/ J. M. Boromisa
                         -------------------------------

                         J. M. Boromisa
                         Principal Accounting Officer;
                         Senior Vice President - Corporate Controller

Date:  November 7, 2003

                                 KELLOGG COMPANY

                                  EXHIBIT INDEX


                                                                  Electronic (E)
                                                                       Paper (P)
                                                                      Incorp. By
Exhibit No.                Description                          Ref. (IBRF)

10.1     Employment Agreement with David Mackay                      E

10.2     Employment Agreement with Alan Harris                       E

10.3     Termination Agreement with Janet Kelly                      E

31.1     Rule 13a-14(e)/15d-14(a) Certification from
         Carlos M. Gutierrez                                         E

31.2     Rule 13a-14(e)/15d-14(a) Certification from
         John A. Bryant                                              E

32.1     Section 1350 Certification from Carlos M. Gutierrez         E

32.2     Section 1350 Certification from John A. Bryant              E