Form 10-K
period 2003-12-27
KELLOGG CO
filed 2004-03-10
CIK 55067

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 27, 2003

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

      The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that the W.K. Kellogg Foundation Trust, directors and executive officers may be affiliates) was approximately $9.8 billion, as determined by the June 27, 2003, closing price of $34.33 for one share of common stock, as reported for the New York Stock Exchange — Composite Transactions.

      As of March 4, 2004, 412,380,003 shares of the common stock of the registrant were issued and outstanding.

      Portions of the registrant’s Annual Report to Share Owners for the fiscal year ended December 27, 2003, are incorporated by reference into Part I, II, and Part IV of this Report.

      Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Share Owners to be held April 23, 2004, are incorporated by reference into Part III of this Report.

PART I
PART II
PART III
PART IV
SCHEDULE II -- VALUATION RESERVES (In millions)
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SIGNATURES
EXHIBIT INDEX
Annual Report to Share Owners
Domestic and Foreign Subsidiaries
Consent of PricewaterhouseCoopers LLP
Powers of Attorney
Rule 13a/15d Certification by Carlos Gutierrez
Rule 13a/15d Certification by John Bryant
Section 1350 Certification by Carlos Gutierrez
Section 1350 Certification by John Bryant

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

      Information about the Keebler Foods Company acquisition in 2001 is incorporated by reference herein from Note 2 to the Consolidated Financial Statements on pages 37 and 38 of the Company’s Annual Report.

      Financial Information About Segments. The information called for by this Item is incorporated herein by reference from Note 14 to the Consolidated Financial Statements on pages 49 and 50 of the Company’s Annual Report.

      Principal Products. The principal products of the Company are ready-to-eat cereals and convenience foods, such as cookies, crackers, toaster pastries, cereal bars, frozen waffles and meat alternatives. These products were, as of December 27, 2003, manufactured by the Company in 17 countries and marketed in more than 180 countries. The Company’s cereal products are generally marketed under the Kellogg’s name and are sold principally to the grocery trade through direct sales forces for resale to consumers. The Company uses broker and distribution arrangements for certain products. It also generally uses these, or similar arrangements, in less-developed market areas or in those market areas outside of its focus.

      The Company also markets cookies, crackers, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Murray, Austin and Famous Amos, to supermarkets in the United States through a direct store door (DSD) delivery system, although other distribution methods are also used.

      Additional information pertaining to the relative sales of the Company’s products for the years 2001 through 2003 is found in Note 14 to the Consolidated Financial Statements on pages 49 and 50 of the Company’s Annual Report.

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

      The Company enters into long-term contracts for the commodities described in this section and purchases these items on the open market, depending on the Company’s view of possible price fluctuations, supply levels, and the Company’s relative negotiating power. While the cost of some of these commodities has, and may continue to, increase over time, the Company believes that it will be able to purchase an adequate supply of these items as needed. The Company also uses commodity futures and options to hedge some of its costs.

      Raw materials and packaging needed for internationally based operations are available in adequate supply and are sometimes imported from countries other than those where used in manufacture.

      Cereal processing ovens at major domestic and international facilities are regularly fueled by natural gas or propane, which are obtained from local utilities or other local suppliers. Short-term standby propane storage exists at several plants for use in the event of interruption in natural gas supplies. Oil may also be used to fuel certain operations at various plants in the event of natural gas shortages or when its use presents economic advantages. In addition, considerable amounts of diesel fuel are used in connection with the distribution of the Company’s products.

      Trademarks and Technology. Generally, the Company’s products are marketed under trademarks it owns. The Company’s principal trademarks are its housemarks, brand names, slogans, and designs related to cereals and convenience foods manufactured and marketed by the Company, with the Company also licensing third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals and convenience foods and other products of the Company, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Complete Bran Flakes, Complete Wheat Flakes, Cocoa Rice Krispies, Cinnamon Crunch Crispix, Common Sense, Corn Pops, Cruncheroos, Kellogg’s Corn Flakes, Cracklin’ Oat Bran, Crispix, Froot Loops, Kellogg’s Frosted Flakes, Frosted Mini-Wheats, Frosted Krispies, Just Right, Kellogg’s Low Fat Granola, Nut & Honey Crunch, Mueslix, Nutri-Grain, Product 19, Kellogg’s Raisin Bran, Rice Krispies, Raisin Bran Crunch, Smacks, Smart Start, Special K, Special K Red Berries, and Kellogg’s Honey Crunch Corn Flakes in the United States and elsewhere; Zucaritas, Choco Zucaritas, Sucrilhos, Sucrilhos Chocolate, Sucrilhos Banana, Vector, Musli, and Choco Krispis for cereals in Latin America; Vive and Vector in Canada; Choco Pops, Chocos, Frosties, Muslix, Fruit ‘n’ Fibre, Kellogg’s Crunchy Nut Corn Flakes, Kellogg’s Crunchy Nut Red Corn Flakes, Honey Nut Loops, Kellogg’s Extra, Sustain, Mueslix, Country Store, Ricicles, Smacks, Start, Smacks Choco Tresor, Pops, and Optima for cereals in Europe; and Cerola, Sultana Bran, Supercharged, Chex, Frosties, Goldies, Rice Bubbles, Kellogg’s Iron Man Food, and BeBig for cereals in Asia and Australia. Additional Company trademarks are the names of certain combinations of Kellogg’s ready-to-eat cereals, including Handi-Pak, Snack-Pak, Snack-A-Longs, Fun Pak, Jumbo, and Variety Pak. Other Company brand names include Kellogg’s Corn Flake Crumbs; Croutettes for herb season stuffing mix; Kuadri-Krispies, Zucaritas, Special K, and Crusli for cereal bars, Keloketas for cookies, Komplete for biscuits; and Kaos for snacks in Mexico and elsewhere in Latin America; Pop-Tarts Pastry Swirls for toaster danish; Pop-Tarts and Pop-Tarts Snak-Stix for toaster pastries; Eggo, Special K, Waf-fulls, and Nutri-Grain for frozen waffles and pancakes; Rice Krispies Treats for baked snacks and convenience foods; Rice Krispies Treats Krunch for popcorn; Nutri-Grain, Nutri-Grain Muffin Bars, Nutri-Grain Minis and Nutri-Grain Twists for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Day Dawn, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Nutri-Grain Squares, Nutri-Grain Elevenses, and Rice Krispies Squares for convenience foods in Europe; Winders for fruit snacks in the United Kingdom; Kellogg’s Krave for refueling snack bars; Kashi for certain cereals, nutrition bars, and mixes; Vector for meal replacement products; and Morningstar Farms, Loma Linda, Natural Touch, and Worthington for certain meat and egg alternatives.

      The Company also markets convenience foods under trademarks and tradenames which include Keebler, Cheez-It, E. L. Fudge, Murray, Famous Amos, Austin, Ready Crust, Chips Deluxe, Club, Fudge Shoppe, Hi-Ho, Sunshine, Munch’Ems, Sandies, Soft Batch, Toasteds, Town House, Vienna Fingers, Wheatables, and Zesta. One of its subsidiaries is also the exclusive licensee of the Carr’s brand name in the United States.

      Company trademarks also include logos and depictions of certain animated characters in conjunction with the Company’s products, including Snap!Crackle!Pop! for Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Ernie Keebler for cookies, convenience foods and other products; the Hollow Tree logo for certain convenience foods; Toucan Sam for Froot Loops; Dig ‘Em for Smacks; Coco Monkey for Cocoa Krispies; Cornelius for Kellogg’s Corn Flakes; Melvin the elephant for certain cereal and convenience foods; Chocos the Bear and Kobi the Bear for certain cereal products and Eet & Ern for an internet-based consumer promotional program.

      The slogans The Best To You Each Morning, The Original and Best, They’re Gr-r-reat!, and Eat it For Breakfast, Eat it For Life, used in connection with the Company’s ready-to-eat cereals, along with L’ Eggo my Eggo, used in connection with the Company’s frozen waffles and pancakes, and Elfin Magic used in connection with convenience food products are also important Company trademarks.

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

      Customers. The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 13% of consolidated net sales during 2003, comprised principally of sales within the United States. At December 27, 2003, approximately 10% of the Company’s consolidated receivables balance and 15% of the Company’s U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. During 2003, the Company’s top five customers, collectively, accounted for approximately 27% of the Company’s consolidated net sales and approximately 36% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry in recent years and the Company believes that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact the Company’s sales and profits, the Company does not anticipate that this will occur to a significant extent due to the consumer demand for the Company’s products and the Company’s relationships with its customers. Products of the Company have been generally sold through its own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.

      Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 27, 2003, and December 28, 2002, was not material to the Company.

      Competition. The Company has experienced, and expects to continue to experience, intense competition for sales of all of its principal products in its major product categories, both domestically and internationally. The Company’s products compete with advertised and branded products of a similar nature as well as unadvertised and private label products, which are typically distributed at lower prices, and generally with other food products. Principal methods and factors of competition include new product introductions, product quality, taste, convenience, nutritional value, price, advertising, and promotion.

      Research and Development. Research to support and expand the use of the Company’s existing products and to develop new food products is carried on at the W.K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. The Company’s expenditures for research and development were approximately $126.7 million in 2003, $106.4 million in 2002 and $110.2 million in 2001.

      Regulation. The Company’s activities in the United States are subject to regulation by various government agencies, including the Food and Drug Administration, Federal Trade Commission and the Departments of Agriculture, Commerce and Labor, as well as voluntary regulation by other bodies. Various state and local agencies also regulate the Company’s activities. Other agencies and bodies outside of the United States, including those of the European Union and various countries, states and municipalities, also regulate the Company’s activities.

      Environmental Matters. The Company’s facilities are subject to various U.S. and foreign federal, state, and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. The Company is not a party to any material proceedings arising under these regulations. The Company believes that compliance with existing environmental laws and regulations will not materially affect the consolidated financial condition or the competitive position of the Company. The Company is currently in substantial compliance with all material environmental regulations affecting the Company and its properties.

      Employees. At December 27, 2003, the Company had approximately 25,250 employees.

      Financial Information About Geographic Areas. The information called for by this Item is incorporated herein by reference from Note 14 to the Consolidated Financial Statements on pages 49 and 50 of the Company’s Annual Report.

      Availability of Reports; Website Access. Our internet address is http://www.kelloggcompany.com and through “Investor Relations — Why Invest — SEC Filings” on our home page, we make available free of charge our proxy statements, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

      Copies of the Corporate Governance Guidelines, the Charters of the Audit, Compensation and Nominating and Governance Committees of the Board of Directors, the Code of Conduct for Kellogg Company directors and Global Code of Ethics for Kellogg Company employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on the Kellogg Company website. Amendments or waivers to the Global Code of Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found on the Kellogg Company website. The Company will provide copies of any of these documents to any Share Owner upon request.

      This Report contains, or incorporates by reference, “forward-looking statements” with projections concerning, among other things, the Company’s strategy and plans; improvements and growth; sales, gross margins, brand building, operating profit, and earnings per share; exit plans and costs related to productivity initiatives; the impact of accounting changes and FASB authoritative guidance to be issued; the Company’s ability to meet interest and debt principal repayment obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; expenditures for property additions; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis incorporated by reference. The Company’s actual results or activities may differ materially from these predictions. In particular, future results or activities could be affected by the substantial amount of indebtedness incurred to finance the Keebler acquisition, which could, among other things, hinder the Company’s ability to adjust rapidly to changing market conditions, make the Company more vulnerable in the event of a downturn, and place the Company at a competitive disadvantage in relation to less-leveraged competitors. The Company’s future results could be affected by a variety of other factors, including the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices, and labor costs; the availability of and interest rates on short-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors; and, business disruption or other losses from war, terrorist acts, or political unrest. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 2.	Properties

      The Company’s corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.

      The Company operated, as of December 27, 2003, manufacturing plants and warehouses totaling more than 20 million (20,000,000) square feet of building area in the United States and other countries. The Company’s plants have been designed and constructed to meet its specific production requirements, and the Company periodically invests money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of other Company plants producing similar products, and other factors. Manufacturing facilities of the Company in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants in San Jose, California; Athens, Atlanta, Augusta, Columbus, Macon, and Rome, Georgia; Chicago and Des Plaines, Illinois; Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids, Michigan; Blue Anchor, New Jersey; Cary and Charlotte, North Carolina; Cincinnati, Fremont, Worthington, and Zanesville, Ohio; Muncy, Pennsylvania; and Rossville, Tennessee.

      Outside the United States, the Company had, as of December 27, 2003, additional manufacturing locations, some with warehousing facilities, in Australia, Brazil, Canada, Colombia, Ecuador, Germany, Great Britain, Guatemala, India, Japan, Mexico, South Africa, South Korea, Spain, Thailand, and Venezuela.

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

      The Company is not a party to any pending legal proceedings which could reasonably be expected to have a material adverse effect on the Company and its subsidiaries, considered on a consolidated basis, nor are any of the Company’s properties or subsidiaries subject to any such proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 4A.	Executive Officers of the Registrant

      The names, ages, and positions of the executive officers of the Company (as of February 1, 2004) are listed below together with their business experience. Executive officers are generally elected annually by the Board of Directors at the meeting immediately prior to the Annual Meeting of Share Owners.

Carlos M. Gutierrez
Chairman of the Board and Chief Executive Officer 50

      Mr. Gutierrez joined Kellogg de Mexico in 1975. In 1998, Mr. Gutierrez was named President and Chief Operating Officer and he remained President until September 2003. Mr. Gutierrez has been Chairman of the Board since April 2000, and Chief Executive Officer since 1999.

A. D. David Mackay
President and Chief Operating Officer 48

      Mr. Mackay joined Kellogg Australia in 1985 and held several positions with Kellogg USA and Kellogg Australia and New Zealand before leaving Kellogg in 1992. He rejoined Kellogg Australia in 1998 as managing director and was appointed managing director of Kellogg United Kingdom and Republic of Ireland late in 1998. He was named Senior Vice President and President, Kellogg USA in July 2000, Executive Vice President in November 2000, and President and Chief Operating Officer in September 2003.

Alan F. Harris
Executive Vice President and Chief Marketing and Customer Officer 49

      Mr. Harris joined Kellogg Company of Great Britain Limited in 1984. In 1994, he was promoted to Executive Vice President — Marketing and Sales, Kellogg USA. Mr. Harris was promoted to Executive Vice President and President, Kellogg Latin America in 1997. He was appointed Executive Vice President and President, Kellogg Europe in 1999, was named Executive Vice President and President, Kellogg International, in October 2000 and was named to his current position in October 2003.

Jeffrey W. Montie
Executive Vice President and President, Morning Foods, Kellogg North America 42

      Mr. Montie joined Kellogg Company in 1987 as a brand manager in the U.S. ready-to-eat cereal (RTEC) business and held assignments in Canada, South Africa and Germany, and then served as Vice President, Global Innovation for Kellogg Europe before being promoted to Vice President and General Manager, RTEC, Kellogg USA in December 1999 and then Senior Vice President, RTEC, Kellogg USA in February 2000. In December 2000, Mr. Montie was promoted to President, Morning Foods Division of Kellogg USA and, in August 2002, to Senior Vice President, Kellogg Company. Mr. Montie has been Executive Vice President of Kellogg Company and President of the Morning Foods Division of Kellogg North America since September 2003.

King T. Pouw
Executive Vice President — Operations and Technology 52

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

John A. Bryant
Executive Vice President and Chief Financial Officer 38

      Mr. Bryant joined Kellogg Company in March 1998, working in support of the global strategic planning process. He served as Vice President — Kellogg North America Strategy Development/ Business Understanding and, in October 1998, was named Vice President — Financial Planning, Cereal. In 2000, Mr. Bryant also served as Vice President, Trade Marketing and as a member of the sales leadership team for Kellogg USA. He was appointed Senior Vice President and Chief Financial Officer, Kellogg USA, in August 2000, was appointed Chief Financial Officer in February 2002 and was appointed Executive Vice President later in 2002. He also assumed responsibility for the Natural and Frozen Foods Division, Kellogg USA, in September 2003.

Lawrence J. Pilon
Executive Vice President — Human Resources 55

      Mr. Pilon joined Kellogg Company in January 2003. Prior to his joining Kellogg Company, Mr. Pilon worked as a consultant and served as Senior Vice President — Administration and Senior Vice President — Human Resources at the Whitman Corporation, a conglomerate engaged in the beverage, commercial refrigeration and automotive service industries.

Gary Pilnick
Senior Vice President, General Counsel and Secretary 39

      Mr. Pilnick was appointed Senior Vice President, General Counsel and Secretary in August 2003. He joined the Company as Vice President — Deputy General Counsel and Assistant Secretary in September 2000 and served in that position until August 2003. Before joining the Company, he served as Vice President and Chief Counsel of Sara Lee Branded Apparel and as Vice President and Chief Counsel, Corporate Development and Finance at Sara Lee Corporation.

Celeste Clark
Senior Vice President, Corporate Affairs 50

      Ms. Clark has been Kellogg Company’s Senior Vice President of Corporate Affairs since August 2003. She joined the Company in 1977 and served in several roles of increasing responsibility before being appointed to Vice President, Worldwide Nutrition Marketing in 1996 and then to Senior Vice President, Nutrition and Marketing Communications, Kellogg USA in 1999. In October 2002, she was appointed to Vice President, Corporate and Scientific Affairs for the Company.

Jeffrey M. Boromisa
Senior Vice President and Corporate Controller 48

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

      The information called for by this Item is set forth on pages 48 and 49 of the Company’s Annual Report in Note 13 to the Consolidated Financial Statements of the Company, which is incorporated by reference into Item 8 of this Report.

Item 6.	Selected Financial Data

      The information called for by this Item is incorporated herein by reference from the chart entitled “Selected Financial Data” on page 31 of the Company’s Annual Report. Such information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 of this Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The information called for by this Item is incorporated herein by reference from pages 22 through 30 of the Company’s Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      The information called for by this Item is incorporated herein by reference from pages 26 and 27 of the Company’s Annual Report.

Item 8.	Financial Statements and Supplementary Data

      The information called for by this Item is incorporated herein by reference from pages 32 through 52 of the Company’s Annual Report. Supplementary quarterly financial data, also incorporated herein by reference, is set forth in Note 13 to the Consolidated Financial Statements on pages 48 and 49 of the Company’s Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure based on management’s interpretation of the definition of “disclosure controls and procedures,” in Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As of December 27, 2003, management carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

      During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Directors — Refer to the information in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Share Owners to be held on April 23, 2004 (the “Proxy Statement”), under the caption “Election of Directors,” which information is incorporated herein by reference.

      Audit Committee Financial Expert — Refer to the information in the Proxy Statement under the caption “About the Board of Directors,” which information is incorporated herein by reference.

      Executive Officers of the Registrant — Refer to “Executive Officers of the Registrant” under Item 4A at pages 6, 7 and 8 of this Report.

      For information concerning Section 16(a) of the Securities Exchange Act of 1934, refer to the information under the caption “Security Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement, which information is incorporated herein by reference.

      Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller — The Company has adopted a Global Code of Ethics which applies to its chief executive officer, chief financial officer, corporate controller and all its other employees, and which can be found at www.kelloggcompany.com. Any amendments or waivers to the Global Code of Ethics applicable to the Company’s chief executive officer, chief financial officer or corporate controller may also be found at www.kelloggcompany.com.

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

      (a) Refer to the information under the captions “Security Ownership — Five Percent Holders” and “Security Ownership — Officer and Director Stock Ownership” of the Proxy Statement, which information is incorporated herein by reference.

      (b) Securities Authorized for Issuance Under Equity Compensation Plans

      (Millions, except per share data)

Number of Securities
	Number of Securities	Weighted-Average	Remaining Available for
	to Be Issued Upon	Exercise Price of	Future Issuance Under
	Exercise of	Outstanding	Equity Compensation Plans
	Outstanding Options,	Options, Warrants	(Excluding Securities
	Warrants and Rights as	and Rights as of	Reflected in Column (a))
	of December 27, 2003	December 27, 2003	as of December 27, 2003
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	37.0	$33	34.5
Equity compensation plans not approved by security holders	.1	$27	.5

Total	37.1	$33	35.0

      Four plans (including one individual compensation arrangement) are included in “Equity compensation plans not approved by security holders”: the Kellogg Share Incentive Plan, which was adopted in 2002 and is available to most U.K. employees of specified Kellogg Company subsidiaries; a somewhat similar plan which is available to employees in the Republic of Ireland; the Kellogg Company Executive Stock Purchase Plan, which was adopted in 2002 and is available to selected senior level employees of the Company; and a non-qualified stock option granted in 2000 to James Jenness, one of the Company’s directors.

      Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1500 pounds annually to the Plan through payroll deductions. The trustees of the Plan use those contributions to buy shares at fair market value on the open market, with the Company matching those contributions on a 1:1 basis. Shares must be withdrawn from the Plan when employees cease employment. Under current law, eligible employees generally receive specified income and other tax benefits if those shares are held in the Plan for five years. A somewhat similar plan is also available to employees in the Republic of Ireland. As these Plans are open market plans with no set overall maximum, no amounts for these Plans are included in the above table. However, approximately 94,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the somewhat similar plan in the Republic of Ireland and somewhat similar predecessor plans during 2003, with approximately an additional 94,000 shares being provided as matched shares.

      Under the Kellogg Company Executive Stock Purchase Plan, selected senior level employees may elect to use all or part of their annual bonus, on an after-tax basis, to purchase shares of the Company’s common stock at fair market value (as determined over a thirty-day trading period). No more than 500,000 treasury shares are authorized for use under the Plan.

      James Jenness, a director, was granted a non-qualified stock option in 2000 to purchase 300,000 shares of the Company’s common stock. In connection with this option, which was to vest over three annual installments, he agreed to devote fifty percent of his working time to consulting with the Company, with further vesting to immediately stop if he was no longer willing to devote such amount of time to consulting with the Company or if the Company decided that it no longer wishes to receive such services. During 2001, the Company and Mr. Jenness agreed to terminate the consulting relationship, which immediately terminated the unvested 200,000 shares. This option contains the AOF feature described in the Summary Compensation Table of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      None.

Item 14.	Principal Accounting Fees and Services

      Refer to the information under the captions “Report of the Audit Committee — Audit Fees,” “Report of the Audit Committee — Audit-Related Fees,” “Report of the Audit Committee — Tax Fees,” “Report of the Audit Committee — All Other Fees,” and “Report of the Audit Committee — Pre-Approval Policies and Procedures” of the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Consolidated Financial Statements and Schedules, and Reports on Form 8-K

      The following Consolidated Financial Statements and related Notes, together with the Report thereon of PricewaterhouseCoopers LLP dated January 28, 2004, appearing on pages 32 through 52 of the Company’s Annual Report to Share Owners for the fiscal year ended December 27, 2003, are incorporated herein by reference:

      (a) 1. Consolidated Financial Statements

Consolidated Statement of Earnings for the years ended December 27, 2003, December 28, 2002, and December 31, 2001.
Consolidated Statement of Shareholders’ Equity for the years ended December 27, 2003, December 28, 2002, and December 31, 2001.
Consolidated Balance Sheet at December 27, 2003 and December 28, 2002.
Consolidated Statement of Cash Flows for the years ended December 27, 2003, December 28, 2002, and December 31, 2001.
Notes to Consolidated Financial Statements.
Report of Independent Auditors.

      (a) 2. Consolidated Financial Statement Schedule

      The Financial Schedule and related Report of Independent Accountants on Financial Statement Schedule filed as part of this Report are as follows:

Page

Schedule II — Valuation Reserves	12
Report of Independent Auditors on Financial Statement Schedule	13

      This Consolidated Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report to Share Owners for the fiscal year ended December 27, 2003.

      All other financial statement schedules are omitted because they are not applicable.

      (a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

      The information called for by this Item is incorporated herein by reference from the Exhibit Index on pages 16 through 18 of this Report.

      (b) Reports on Form 8-K

      The Company furnished Reports on Form 8-K dated November 3, 2003 for its third quarter 2003 results and January 29, 2004 for its full year results in which it furnished press releases announcing those results under item 12 of such Reports.

SCHEDULE II — VALUATION RESERVES (In millions)

	2003	2002	2001

Accounts Receivable — Allowance for Doubtful Accounts:
Balance at January 1	$16.0	$15.5	$8.6
Acquisition adjustment	—	—	5.9
Additions charged to expense	6.4	2.7	4.1
Doubtful accounts charged to reserve	(7.3)	(2.7)	(2.8)
Currency translation adjustments	—	0.5	(0.3)

Balance at December 27, 2003, December 28, 2002 and December 31, 2001	$15.1	$16.0	$15.5

Deferred Income Tax Asset Valuation Allowance:
Balance at January 1	$34.7	$36.7	$36.1
Additions charged to income tax expense	2.6	3.4	5.2
Deductions credited to income tax expense	(4.1)	(5.4)	(4.6)
Currency Translation Adjustments	3.6	—	—

Balance at December 27, 2003, December 28, 2002 and December 31, 2001	$36.8	$34.7	$36.7

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Kellogg Company

      Our audits of the consolidated financial statements referred to in our report dated January 28, 2004, appearing in the 2003 Annual Report to Shareholders of Kellogg Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Battle Creek, Michigan

January 28, 2004

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of March, 2004.

KELLOGG COMPANY

By:	/s/ CARLOS M. GUTIERREZ

Carlos M. Gutierrez
Chairman of the Board and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ CARLOS M. GUTIERREZ Carlos M. Gutierrez	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2004

/s/ JOHN A. BRYANT John A. Bryant	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2004

/s/ JEFFREY M. BOROMISA Jeffrey M. Boromisa	Senior Vice President and Corporate Controller (Principal Accounting Officer)	March 9, 2004

* Benjamin S. Carson Sr.	Director

* John T. Dillon	Director

* Claudio X. Gonzalez	Director

* Gordon Gund	Director

* James M. Jenness	Director

* Dorothy A. Johnson	Director

* L. Daniel Jorndt	Director

Name		Capacity	Date

* Ann McLaughlin Korologos		Director

* William D. Perez		Director

* William C. Richardson		Director

* John L. Zabriskie		Director

*By:	/s/ GARY H. PILNICK Gary H. Pilnick As Attorney-in-Fact		March 9, 2004

EXHIBIT INDEX

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref.(IBRF)

2.01	Agreement and Plan of Restructuring and Merger dated as of October 26, 2000 between Flowers Industries, Inc., Kellogg Company and Kansas Merger Subsidiary, Inc., incorporated by reference to Exhibit 2.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission file number 1-4171.	IBRF
2.02	Agreement and Plan of Merger dated as of October 26, 2000 between Keebler Foods Company, Kellogg Company and FK Acquisition Corporation, incorporated by reference to Exhibit 2.03 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission file number 1-4171.	IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, file number 1-4171.	IBRF
4.01	Fiscal Agency Agreement dated as of January 29, 1997, between the Company and Citibank, N.A., Fiscal Agent, incorporated by reference to Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.02	Form of 6 5/8% Note due 2004 related to the Fiscal Agency Agreement described in Exhibit 4.01 above, incorporated by reference to Exhibit 4.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.03	Indenture dated August 1, 1993, between the Company and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Commission file number 33-49875.	IBRF
4.04	Form of Kellogg Company 4 7/8% Note Due 2005, incorporated by reference to Exhibit 4.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-4171.	IBRF
4.05	Indenture and Supplemental Indenture dated March 15 and March 29, 2001, respectively, between Kellogg Company and BNY Midwest Trust Company, including the forms of 6.00% notes due 2006, 6.60% notes due 2011 and 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 and 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.06	Form of 2.875% Senior Notes due 2008 issued under the Indenture and Supplemental Indenture described in Exhibit 4.05, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K dated June 5, 2003, Commission file number 1-4171.	IBRF
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref.(IBRF)

10.03	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2002, incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.04	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.08	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-K for the fiscal quarter ended September 28, 2002, Commission file number 1-4171.*	IBRF
10.09	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.11	Kellogg Company 2001 Long-Term Incentive Plan, as amended and restated as of February 20, 2003, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*	IBRF
10.12	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to the Company’s December 31, 1997, Commission file number 1-4171.*	IBRF
10.13	Kellogg Company Executive Compensation Deferral Plan incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.14	Agreement between the Company and Alan F. Harris, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, Commission file number 1-4171.*	IBRF
10.15	Agreement between the Company and David Mackay, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, Commission file number 1-4171.*	IBRF
10.19	Termination Agreement between the Company and Janet Kelly, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, Commission file number 1-4171.*	IBRF
10.20	Agreement between the Company and Carlos M. Gutierrez, incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref.(IBRF)

10.21	Agreement between the Company and Lawrence Pilon, incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171 .*	IBRF
10.22	Agreement between the Company and other executives, incorporated by reference to Exhibit 10.05 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.23	Stock Option Agreement between the Company and James Jenness, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.24	Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of December 5, 2002, incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.25	Kellogg Company Executive Stock Purchase Plan, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission file number 1-4171.*	IBRF
10.26	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission file number 1-4171.*	IBRF
10.27	Kellogg Company 2003 Long-Term Incentive Plan, incorporated by reference to Annex B to the Board of Directors’ Proxy Statement for the Annual Meeting of the Company’s Share Owners to be held April 25, 2003, Commission file number 1-4171.*	IBRF
10.28	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
13.01	Pages 22 through 52 of the Company’s Annual Report to Share Owners for the fiscal year ended December 27, 2003.	E
21.01	Domestic and Foreign Subsidiaries of the Company.	E
23.01	Consent of PricewaterhouseCoopers LLP.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2003, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by Carlos Gutierrez	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by John Bryant	E
32.1	Section 1350 Certification by Carlos Gutierrez	E
32.2	Section 1350 Certification by John Bryant	E

*	A management contract or compensatory plan required to be filed with this Report.

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