Form 10-Q
period 2004-03-27
KELLOGG CO
filed 2004-05-03
CIK 55067

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

      For the quarterly period ended March 27, 2004

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

          Common Stock outstanding April 23, 2004 - 410,653,813 shares

                                 KELLOGG COMPANY

                                      INDEX

PART I - Financial Information                                        Page

Item 1:
   Consolidated Balance Sheet - March 27, 2004, and
   December 27, 2003                                                    2

   Consolidated Statement of Earnings - quarters ended
   March 27, 2004 and March 29, 2003                                    3

   Consolidated Statement of Cash Flows - quarters ended
   March 27, 2004 and March 29, 2003                                    4

   Notes to Consolidated Financial Statements                         5-11

Item 2:
   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                       12-16

Item 3:
   Quantitative and Qualitative Disclosures about Market Risk         17

Item 4:
   Controls and Procedures                                            17


PART II - Other Information

Item 2:
   Changes in Securities and Use of Proceeds                          18

Item 4:
   Submission of Matters to a Vote of Security Holders               18-19


Item 6:
   Exhibits and Reports on Form 8-K                                   19

Signatures                                                            20

Exhibit Index                                                         21

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

=======================================================================================================================
                                                                                      March 27,           December 27,
                                                                                        2004                 2003
                                                                                     (unaudited)               *
=======================================================================================================================

Current assets
Cash and cash equivalents                                                               $196.1             $141.2
Accounts receivable, net                                                                 873.8              754.8
Inventories:
    Raw materials and supplies                                                           191.0              185.3
    Finished goods and materials in process                                              433.7              464.5
Other current assets                                                                     278.2              242.1
-----------------------------------------------------------------------------------------------------------------------

Total current assets                                                                   1,972.8            1,787.9
Property, net of accumulated depreciation
  of $3,511.2 and $3,439.3                                                             2,735.8            2,780.2
Goodwill                                                                               3,098.3            3,098.4
Other intangibles, net of accumulated amortization
  of $35.8 and $35.1                                                                   2,033.7            2,034.4
Other assets                                                                             464.3              441.8
-----------------------------------------------------------------------------------------------------------------------

Total assets                                                                         $10,304.9          $10,142.7
=======================================================================================================================
Current liabilities
Current maturities of long-term debt                                                     $78.7             $578.1
Notes payable                                                                            769.0              320.8
Accounts payable                                                                         710.7              703.8
Accrued advertising and promotion                                                        381.1              323.1
Other current liabilities                                                                886.2              840.2
-----------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                              2,825.7            2,766.0

Long-term debt                                                                         4,263.4            4,265.4
Deferred income taxes                                                                  1,063.4            1,062.8
Pension benefits                                                                         160.0              165.3
Nonpension postretirement benefits                                                       285.7              291.0
Other liabilities                                                                        134.7              149.0

Shareholders' equity
Common stock, $.25 par value                                                             103.8              103.8
Capital in excess of par value                                                             1.0               24.5
Retained earnings                                                                      2,363.4            2,247.7
Treasury stock, at cost                                                                 (164.4)            (203.6)
Accumulated other comprehensive income (loss)                                           (731.8)            (729.2)
-----------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                             1,572.0            1,443.2
-----------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                           $10,304.9          $10,142.7
=======================================================================================================================

* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS
(millions, except per share data)

=======================================================================================
                                                           Quarter ended  Quarter ended
                                                             March 27,      March 29,
(Results are unaudited)                                         2004           2003
=======================================================================================

Net sales                                                      $2,390.5       $2,147.5

Cost of goods sold                                              1,355.5        1,231.1
Selling and administrative expense                                614.8          569.0
                                                         ------------------------------

Operating profit                                                  420.2          347.4

Interest expense                                                   78.2           92.0
Other income (expense), net                                        (1.3)           0.7
                                                         ------------------------------

Earnings before income taxes                                      340.7          256.1
Income taxes                                                      120.9           92.2
                                                         ------------------------------


Net earnings                                                     $219.8         $163.9
                                                         ==============================

Net earnings per share:
    Basic                                                          $.54           $.40
    Diluted                                                        $.53           $.40

Dividends per share                                              $.2525         $.2525
                                                         ==============================

Average shares outstanding:
    Basic                                                         410.8          407.7
                                                         ==============================
    Diluted                                                       414.4          409.3
                                                         ==============================

Actual shares outstanding at period end                           411.0          406.3
                                                         ==============================

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

==================================================================================================================
                                                                               Year-to-date           Year-to-date
                                                                               period ended           period ended
                                                                                 March 27,              March 29,
 (unaudited)                                                                       2004                   2003
==================================================================================================================

Operating activities
Net earnings                                                                         $219.8                $163.9
Adjustments to reconcile net earnings to
operating cash flows:
  Depreciation and amortization                                                        85.5                  85.7
  Deferred income taxes                                                                 7.2                  13.4
  Other                                                                                28.4                  28.0
Postretirement benefit plan contributions                                            (110.3)                (46.8)
Changes in operating assets and liabilities                                            23.0                 (55.9)
------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                             253.6                 188.3
------------------------------------------------------------------------------------------------------------------

Investing activities
Additions to properties                                                               (42.2)                (29.9)
Dispositions of businesses                                                                -                  14.3
Other                                                                                   0.4                   1.2
------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                 (41.8)                (14.4)
------------------------------------------------------------------------------------------------------------------

Financing activities
Net issuances (reductions) of notes payable                                           448.1                  10.5
Reductions of long-term debt                                                         (502.1)                    -
Net issuances of common stock                                                          87.7                  14.7
Common stock repurchases                                                              (82.2)                (62.0)
Cash dividends                                                                       (104.0)               (102.9)
Other                                                                                   0.0                   2.4
------------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                                (152.5)               (137.3)
------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                (4.4)                 (0.4)
------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                  54.9                  36.2
Cash and cash equivalents at beginning of period                                      141.2                 100.6
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                           $196.1                $136.8
==================================================================================================================


Refer to Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements
                for the quarter ended March 27, 2004 (unaudited)


Note 1 Accounting policies

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 32 to 52 of the Company's 2003 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's 2003 Annual Report, except as discussed below. Certain amounts for 2003 have been reclassified to conform to current-period classifications. The results of operations for the quarter ended March 27, 2004, are not necessarily indicative of the results to be expected for other interim periods or the full year.

Basis of presentation
The Company's fiscal year normally ends on the last Saturday of December and as a result, a 53rd week is added every fifth or sixth year. The Company's 2004 fiscal year will end on January 1, 2005, and include a 53rd week. Quarters normally consist of 13-week periods, with the fourth quarter of fiscal 2004 including a 14th week.

Medicare prescription benefits
In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) became law. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. At present, detailed regulations necessary to implement the Act have not been issued, including those that would specify the manner in which actuarial equivalency must be determined and the evidence required to demonstrate actuarial equivalency to the Secretary of Health and Human Services. Furthermore, as of the end of the Company's first quarter 2004 reporting period, the FASB had not yet issued final authoritative guidance on accounting for subsidies provided by the Act. To address this uncertainty, in January 2004, the FASB issued Staff Position (FSP) FAS 106-1, which permitted plan sponsors to make a one-time election to defer recognition of the effects of the Act in accounting for and making disclosures for postretirement benefit plans until authoritative guidance was issued. Accordingly, the Company made this deferral election and results for the current period do not reflect any impacts of the Act.

In April 2004, the FASB issued proposed FSP FAS 106-2, which supercedes FSP FAS 106-1. FSP FAS 106-2 applies to sponsors of single-employer defined benefit postretirement health care plans for which (a) the employer has concluded that prescription drug benefits available under the plan are "actuarially equivalent" and thus qualify for the subsidy under the Act and (b) the expected subsidy will offset or reduce the employer's share of the cost of postretirement prescription drug coverage provided by the plan. In general, the FSP concludes that plan sponsors should follow SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," in accounting for the effects of the Act. Specifically, the effect of the subsidy on benefits attributable to past service cost should be accounted for as an actuarial experience gain and the effect of the subsidy on future costs should be accounted for as a reduction in service cost. For employers such as Kellogg that elected deferral under FSP FAS 106-1, this guidance is effective for the first interim or annual period beginning after June 15, 2004, with earlier application permitted to the extent financial statements for earlier periods have not yet been issued. When the FSP is initially applied, a remeasurement of the plan's assets and accumulated postretirement benefit obligation (APBO) should be made as of the earlier of (a) the plan's measurement date that normally would have followed enactment of the Act or (b) the end of the employer's interim or annual period that includes the date of the plan enactment. To the extent that previously issued financial results for periods prior to the effective date of the FSP would have been affected by this remeasurement, the cumulative effect is included in year-to-date results for the period of adoption, with restatement of any pre-adoption interim periods when they are subsequently presented.

Based on current design, management believes that certain health care benefit plans covering a significant portion of the Company's U.S. workforce will qualify for the Medicare Part D subsidy, resulting in a reduction in the Company's share of prescription drug benefits available under these plans. Accordingly, the Company plans to adopt FSP FAS 106-2 as of its second quarter 2004 reporting period beginning March 28, 2004, and has performed a remeasurement of its plan assets and obligations as of December 27, 2003. The reduction in the APBO attributable to past service cost is approximately $73 million and the total reduction in benefit cost for full-year 2004 is approximately $10 million, of which $5 million will be recognized in results for the year-to-date period ended June 26, 2004.

Stock compensation
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist of stock options, performance units, restricted stock grants, and stock purchase plans with various preferred terms. These awards are administered through several plans, as described in Note 8 to Consolidated Financial Statements on pages 41-43 of the Company's 2003 Annual Report.

The Company currently uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its employee stock options and other stock-based compensation. Under this method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The table below presents pro forma results for the current and prior-year periods, as if the Company had used the alternate fair value method of accounting for stock-based compensation, prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation" (as amended by SFAS No. 148). Under this pro forma method, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model and was recognized over the vesting period, generally two years. Pricing model assumptions included expected terms of 3-4 years; and risk-free interest rates, dividend yields, and volatility assumptions consistent with the expected terms and particular grant dates.

--------------------------------------------------------------------------------------
(millions except per share data)                                   Quarter ended
--------------------------------------------------------------------------------------
                                                               March 27,     March 29,
                                                                 2004          2003
--------------------------------------------------------------------------------------
Stock-based compensation expense, net of tax:
      As reported                                                $ 2.2          $ 2.7
      Pro forma                                                  $ 9.7          $ 9.8

Net earnings:
      As reported                                              $ 219.8        $ 163.9
      Pro forma                                                $ 212.3        $ 156.8

Basic net earnings per share:
      As reported                                               $ 0.54         $ 0.40
      Pro forma                                                 $ 0.52         $ 0.38

Diluted net earnings per share:
      As reported                                               $ 0.53         $ 0.40
      Pro forma                                                 $ 0.51         $ 0.38
--------------------------------------------------------------------------------------


Note 2 Exit activities

To position the Company for sustained reliable growth in earnings and cash flow for the long term, management is undertaking a series of cost-reduction initiatives. Continuing from 2003 are various manufacturing capacity rationalization and efficiency initiatives in the Company's North American and European operating segments. Some of these initiatives are still in the planning stages and individual actions are being announced as plans are finalized.

During the first quarter of 2004, the Company commenced the global roll-out of its SAP information technology system, resulting in accelerated depreciation of legacy software assets to be abandoned during 2005, as well as related consulting and other implementation expenses.

Taking into account the incremental costs of the SAP roll-out, plus other various manufacturing efficiency initiatives, the Company recorded total charges of approximately $9 million during the first quarter of 2004, principally comprised of asset write-offs. Approximately 70% of these charges were recorded in cost of goods sold, with the balance recorded in selling, general, and administrative (SGA) expense. These charges impacted the Company's operating segments as follows (in millions): North America-$4, Europe-$5. The exit cost reserve balance at December 27, 2003, of approximately $19 million was substantially paid out during the first quarter of 2004.


Note 3 Other income (expense), net

Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense), net for the year-to-date period ended March 29, 2003, includes a credit of approximately $10 million related to favorable legal settlements; a charge of $8 million for a contribution to the Kellogg's Corporate Citizenship Fund, a private trust established for charitable giving; and a charge of $6.5 million to recognize the impairment of a cost-basis investment in an e-commerce business venture.

Note 4 Equity

Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company. Basic net earnings per share is reconciled to diluted net earnings per share as follows:

----------------------------------------------------------------------------------------------------
Quarter                                                                   Average             Net
(millions, except                                         Net             shares          earnings
per share data)                                         earnings        outstanding        per share
----------------------------------------------------------------------------------------------------
2004
      Basic                                               $219.8            410.7              $.54
      Dilutive potential
         common shares                                         -              3.7              (.01)
----------------------------------------------------------------------------------------------------
      Diluted                                             $219.8            414.4              $.53
----------------------------------------------------------------------------------------------------
2003
      Basic                                               $163.9            407.7              $.40
      Dilutive potential
         common shares                                         -              1.6                 -
----------------------------------------------------------------------------------------------------
      Diluted                                             $163.9            409.3              $.40
----------------------------------------------------------------------------------------------------

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

Quarter                                                      Pretax         Tax(expense)    After-tax
(millions)                                                   amount            benefit       amount
-----------------------------------------------------------------------------------------------------

2004
Net earnings                                                                                  $219.8
Other comprehensive income:
     Foreign currency translation adjustments                 ($2.7)              -             (2.7)
     Cash flow hedges:
             Unrealized gain (loss) on
                 cash flow hedges                               0.8             (0.1)            0.7
             Reclassification to net earnings                   4.9             (1.9)            3.0
     Minimum pension liability adjustments                     (5.1)             1.5            (3.6)
-----------------------------------------------------------------------------------------------------
                                                              ($2.1)           ($0.5)          ($2.6)
-----------------------------------------------------------------------------------------------------
Total comprehensive income                                                                    $217.2
-----------------------------------------------------------------------------------------------------


                                                             Pretax         Tax(expense)    After-tax
(millions)                                                   amount            benefit       amount
-----------------------------------------------------------------------------------------------------
2003
Net earnings                                                                                  $163.9
Other comprehensive income:
     Foreign currency translation adjustments                  $2.1               -              2.1
     Cash flow hedges:
             Unrealized gain (loss) on
                 cash flow hedges                              (9.6)             3.5            (6.1)
             Reclassification to net earnings                   7.7             (2.7)            5.0
     Minimum pension liability adjustments                        -                -               -
-----------------------------------------------------------------------------------------------------
                                                               $0.2             $0.8            $1.0
-----------------------------------------------------------------------------------------------------
Total comprehensive income                                                                    $164.9
-----------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss) as of March 27, 2004, and December 27, 2003, consisted of the following:

-----------------------------------------------------------------------------------------------------
                                                                          March 27,      December 27,
(millions)                                                                  2004            2003
-----------------------------------------------------------------------------------------------------
Foreign currency translation adjustments                                    $ (408.7)       $ (406.0)
Cash flow hedges - unrealized net loss                                         (48.2)          (51.9)
Minimum pension liability adjustments                                         (274.9)         (271.3)
-----------------------------------------------------------------------------------------------------
Total accumulated other comprehensive income (loss)                         $ (731.8)       $ (729.2)
-----------------------------------------------------------------------------------------------------


Note 5 Debt

In January 2004, the Company repaid $500 million of maturing seven-year Notes, replacing these Notes with short-term debt.


Note 6 Employee benefits

The Company sponsors a number of U.S. and foreign pension, other postretirement, and postemployment plans to provide various benefits for its employees. These plans are described on pages 43-46 of the Company's 2003 Annual Report. Components of benefit expense for the periods presented were:

Pension

---------------------------------------------------------------------------
                                                Quarter ended
(millions)                               March 27, 2004   March 29, 2003
---------------------------------------------------------------------------
Service cost                                   $18.9           $16.9
Interest cost                                   38.3            37.8
Expected return on plan assets                 (58.6)          (56.1)
Amortization of unrecognized
    prior service cost                           2.0             1.8
Recognized net (gain) loss                      12.8             7.2
Curtailment and special termination benefits -
   net (gain) loss                               1.2             2.0
---------------------------------------------------------------------------
Total pension expense - Company Plans          $14.6            $9.6
---------------------------------------------------------------------------


Other nonpension postretirement

---------------------------------------------------------------------------
                                                   Quarter ended
(millions)                                 March 27, 2004    March 29, 2003
---------------------------------------------------------------------------
Service cost                                        $3.7              $3.1
Interest cost                                       14.7              15.1
Expected return on plan assets                      (9.9)             (8.2)
Amortization of unrecognized
    prior service cost                              (0.7)             (0.6)
Recognized net (gain) loss                           4.6               3.1
---------------------------------------------------------------------------
Postretirement benefit expense                     $12.4             $12.5
---------------------------------------------------------------------------

Postemployment

---------------------------------------------------------------------------
                                                   Quarter ended
(millions)                                  March 27, 2004   March 29, 2003
---------------------------------------------------------------------------
Service cost                                        $1.0              $0.8
Interest cost                                        0.5               0.5
Recognized net (gain) loss                           0.9               0.8
---------------------------------------------------------------------------
Postemployment benefit expense                      $2.4              $2.1
---------------------------------------------------------------------------

Note 7 Operating segments

Kellogg Company is the world's leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, and meat alternatives. Kellogg products are manufactured and marketed globally. In recent years, the Company was managed in two major divisions - the United States and International. During late 2003, the Company reorganized its geographic management structure to North America, Europe, Latin America, and Asia Pacific. This new organizational structure is the basis of the operating segment data presented below. The prior period has been restated to conform to the current-period presentation. This restatement includes: 1) the combination of U.S. and Canadian results into North America, 2) the reclassification of certain U.S. export operations from U.S. to Latin America, and 3) the reallocation of certain selling, general, and administrative (SGA) expenses between Corporate and North America.

                                                 Quarter ended  Quarter ended
                                                   March 27,      March 29,
(millions)                                           2004           2003
=============================================================================
Net sales
    North America                                  $1,598.3       $1,509.7
    Europe                                            491.2          394.5
    Latin America                                     168.3          144.7
    Asia Pacific (a)                                  132.7           98.6
                                             ------------------------------
    Consolidated                                   $2,390.5       $2,147.5
                                             ==============================

-----------------------------------------------------------------------------

Operating profit
    North America                                    $288.7         $259.0
    Europe                                             82.4           58.3
    Latin America                                      46.2           39.7
    Asia Pacific (a)                                   25.8           16.9
    Corporate                                         (22.9)         (26.5)
                                             ------------------------------
    Consolidated                                     $420.2         $347.4
                                             ==============================


(a) Includes Australia and Asia.

Note 8 Supplemental information on goodwill and other intangible assets

--------------------------------------------------------------------------------------------------------------------------------
Intangible assets subject to amortization:
(millions)                                            Gross carrying amount              Accumulated amortization
--------------------------------------------------------------------------------------------------------------------------------
                                                     March 27,      December 27,        March 27,      December 27,
                                                       2004            2003               2004            2003
--------------------------------------------------------------------------------------------------------------------------------
 Trademarks                                           $ 29.5           $ 29.5            $ 18.5          $ 18.3
 Other                                                  29.1             29.1              17.3            16.8
--------------------------------------------------------------------------------------------------------------------------------
 Total                                                $ 58.6           $ 58.6            $ 35.8          $ 35.1
--------------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
Amortization expense (millions) (a):                                                     March 27,       March 29,
                                                                                           2004            2003
--------------------------------------------------------------------------------------------------------------------------------
 Quarter ended                                                                            $ 0.7           $ 0.8
--------------------------------------------------------------------------------------------------------------------------------

 (a) The currently estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately
     $3.0 million per year.


---------------------------------------------------------------------------------
 Intangible assets not subject to amortization:
---------------------------------------------------------------------------------
---------------------------------------------------------------------------------
 (millions)                                            Total carrying amount
---------------------------------------------------------------------------------
                                                    March 27,      December 27,
                                                      2004            2003
---------------------------------------------------------------------------------
 Trademarks                                        $ 1,404.0        $ 1,404.0
 Direct store door (DSD) delivery system               578.9            578.9
 Other                                                  28.0             28.0
---------------------------------------------------------------------------------
 Total                                             $ 2,010.9        $ 2,010.9
---------------------------------------------------------------------------------

-------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------------
Changes in the carrying amount of goodwill for the year-to-date period ended
March 27, 2004:
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Asia          Consoli-
 (millions)                                     United States         Europe         Latin America      Pacific (b)      dated
                                               ---------------        -------       --------------- ------------------ ---------
 December 27, 2003                                 $ 3,093.8           $ -                $ 2.5           $ 2.1       $ 3,098.4
 Foreign currency remeasurement impact and other           -             -                 (0.1)              -            (0.1)
--------------------------------------------------------------------------------------------------------------------------------
 March 27, 2004                                    $ 3,093.8           $ -                $ 2.4           $ 2.1       $ 3,098.3
--------------------------------------------------------------------------------------------------------------------------------

(b) Includes Australia and Asia.

                                 KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Overview
Kellogg Company is the world's leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, and meat alternatives. Kellogg products are manufactured and marketed globally. In recent years, we managed our operations in two major divisions - the United States and International. In late 2003, we reorganized our geographic management structure to North America, Europe, Latin America, and Asia Pacific. This new organizational structure is the basis of the operating segment data presented in this report.

For the quarter ended March 27, 2004, the Company reported net earnings per share of $.53, a 33% increase over the prior-period amount of $.40. Consolidated net sales increased 11% and operating profit was up 21%. The combination of strong sales momentum and favorable foreign exchange rates resulted in a 34% increase in net earnings for the quarter, despite substantially increased commodity costs and significant brand-building expenditures.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the first quarter of 2004 versus 2003:

----------------------------------------------------------------------------------------------------------------------
                                                North                    Latin        Asia                   Consoli-
(dollars in millions)                          America      Europe      America      Pacific(b)  Corporate    dated
----------------------------------------------------------------------------------------------------------------------
2004 net sales                                 $1,598.3     $ 491.2      $ 168.3     $ 132.7         $ -     $2,390.5
----------------------------------------------------------------------------------------------------------------------
2003 net sales (a)                             $1,509.7     $ 394.5      $ 144.7      $ 98.6         $ -     $2,147.5
----------------------------------------------------------------------------------------------------------------------
% change - 2004 vs. 2003:
      Volume (tonnage)                             1.4%        3.2%        10.7%        9.7%           -         2.7%
      Pricing/mix                                  3.7%        4.1%         5.9%        1.1%           -         3.8%
----------------------------------------------------------------------------------------------------------------------
Subtotal - internal business                       5.1%        7.3%        16.6%       10.8%           -         6.5%
      Foreign currency impact                      0.8%       17.2%        -0.3%       24.0%           -         4.8%
----------------------------------------------------------------------------------------------------------------------
Total change                                       5.9%       24.5%        16.3%       34.8%           -        11.3%
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
                                                North                    Latin        Asia                   Consoli-
(dollars in millions)                          America      Europe      America      Pacific(b)  Corporate    dated
----------------------------------------------------------------------------------------------------------------------
2004 operating profit                           $ 288.7      $ 82.4       $ 46.2      $ 25.8     $ (22.9)     $ 420.2
----------------------------------------------------------------------------------------------------------------------
2003 operating profit (a)                       $ 259.0      $ 58.3       $ 39.7      $ 16.9     $ (26.5)     $ 347.4
----------------------------------------------------------------------------------------------------------------------
% change - 2004 vs. 2003:
----------------------------------------------------------------------------------------------------------------------
      Internal business                           10.5%       22.2%        17.5%       22.7%       14.0%        15.7%
      Foreign currency impact                      1.0%       19.1%        -1.2%       29.5%        0.0%         5.3%
----------------------------------------------------------------------------------------------------------------------
Total change                                      11.5%       41.3%        16.3%       52.2%       14.0%        21.0%
----------------------------------------------------------------------------------------------------------------------

(a) 2003 results were restated to conform to 2004 operating segment presentation as follows:
    1) U.S. and Canadian results combined into North America, 2) certain U.S. export operations reclassified from U.S. to Latin America, and 3) certain SGA expenditures reallocated between Corporate and North America.
(b) Includes Australia and Asia.

During the first quarter of 2004, reported net sales increased 11%, buoyed by a favorable foreign currency impact of 5%. Internal net sales growth (which excludes the impact of currency and if applicable, acquisitions, dispositions, and shipping day differences) exceeded 6%, against a year-ago internal growth rate of approximately 3%. During the quarter, successful innovation and brand-building investment drove growth that was broad-based across all operating segments. This first quarter performance exceeds our full-year target of low to mid single-digit internal net sales growth.

North America reported net sales growth of approximately 6%, with internal growth across all major product groups. Internal net sales of our North America retail cereal business increased approximately 4%, on top of 4% growth in the prior-year period. New-product innovations and effective consumer promotion activities contributed importantly to this performance. Internal net sales of our North America retail snacks business (consisting primarily of wholesome snacks, cookies, crackers, and toaster pastries) increased 6%, primarily as a result of successful launches of new cracker and fruit snack products. Within our snacks portfolio, sales growth in wholesome snacks, crackers, and toaster pastries offset a continued decline in cookie sales. Internal net sales of our North America frozen and alternative channel (which includes food service, vending, convenience, drug stores, and custom manufacturing) businesses collectively increased approximately 4%, on top of a similar level of growth in the first quarter of 2003.

Net sales in our European operating segment increased more than 24%, with strong internal net sales growth of 7%. Our UK cereal business led this segment performance, as both brand-building activities and innovation resulted in share gains and category growth during the quarter. Also contributing to this growth were strong cereal sales across continental Europe and continued expansion of our European snacks business.

Continued strong performance in Latin America resulted in net sales growth of 16%, comprised principally of internal net sales growth. Most of this growth was due to very strong price/mix and tonnage improvements in both cereal and snack sales by our Mexican business unit, which benefited from a modest price increase and expansion of its direct store door (DSD) delivery system.

Net sales in our Asia Pacific operating segment increased 35%, with internal sales growth of 11%. Strong cereal sales in both Australia and Asia contributed to this growth, with our Japanese business unit leading the performance in Asia.

Consolidated operating profit increased 21% during the quarter, with favorable foreign currency movements contributing five percentage points to this growth. Internal operating profit increased nearly 16%, despite a double-digit increase in brand-building expenditures, as well as significantly higher commodity costs. As discussed below, during the remainder of the year, we expect to absorb a significant amount of asset write-offs and up-front costs related to cost-reduction initiatives.

To position our Company for sustained reliable growth in earnings and cash flow for the long term, we are undertaking a series of cost-reduction initiatives. Continuing from 2003 are various manufacturing capacity rationalization and efficiency initiatives in our North American and European operating segments. Some of these initiatives are still in the planning stages and individual actions are being announced as plans are finalized.

During the first quarter of 2004, we commenced the global roll-out of our SAP information technology system, resulting in accelerated depreciation of legacy software assets to be abandoned during 2005, as well as related consulting and other implementation expenses.

Taking into account the incremental costs of the SAP roll-out, plus other various supply chain efficiency initiatives, we recorded total charges of approximately $9 million during the first quarter of 2004, principally comprised of asset write-offs. Approximately 70% of these charges were recorded in cost of goods sold, with the balance recorded in selling, general, and administrative
(SGA) expense. These charges impacted our operating segments as follows (in millions): North America-$4, Europe-$5.

During the second quarter of 2004, we plan to initiate bargaining with the union regarding our proposal to close our veggie foods manufacturing facility in Worthington, Ohio and consolidate production at our Zanesville, Ohio facility over the next year. If implemented as proposed, total asset write-offs and up-front costs of the project could amount to approximately $30 million during 2004 and 2005.

Margin performance
Margin performance for the first quarter of 2004 versus 2003 was:

---------------------------------------------------------------------------------------
                                                                              Change
                                                                             vs. prior
                                                        2004        2003    year (pts.)
---------------------------------------------------------------------------------------
Gross margin                                           43.3%       42.7%           0.6
---------------------------------------------------------------------------------------
SGA% (a)                                              -25.7%      -26.5%           0.8
---------------------------------------------------------------------------------------
Operating margin                                       17.6%       16.2%           1.4
---------------------------------------------------------------------------------------

(a) Selling, general, and administrative expense as a percentage of net sales.


The consolidated gross margin increased 60 basis points versus the prior-year period. Our strong sales growth during the quarter created significant operating leverage. This factor, combined with mix improvements and productivity savings, offset the unfavorable impact of higher commodity, energy, and employee benefit costs. For the full year of 2004, we expect continued pressure from commodity prices and our investment in cost-reduction initiatives to limit gross margin expansion, resulting in only a slight increase versus the full-year 2003 level of 44.4%.

Interest expense
Interest expense for the quarter was $78.2 million, down 15% from the prior-period amount of $92.0 million. We currently expect total year 2004 interest expense of approximately $320 million, down from the total year 2003 amount of $371.4 million, due primarily to continuing pay-down of our debt balances and lower interest rates on refinancings.

Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense), net for the quarter was a loss of $1.3 million versus income of $.7 million in the prior-year period. This prior-period amount includes a credit of approximately $10 million related to favorable legal settlements; a charge of $8 million for a contribution to the Kellogg's Corporate Citizenship Fund, a private trust established for charitable giving; and a charge of $6.5 million to recognize the impairment of a cost-basis investment in an e-commerce business venture.

Income taxes
The consolidated effective income tax rate for the quarter was 35.5% versus 36.0% for the comparable prior-year period and 32.7% for the full year of 2003. Our full-year 2003 effective income tax rate included over 200 basis points of single-event benefits related primarily to implementation of various tax planning initiatives and audit closures. Therefore, we currently expect an ongoing rate for 2004 of approximately 35%.

Liquidity and capital resources

Our principal source of liquidity is operating cash flows resulting from net earnings, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

Our measure of first quarter 2004 cash flow (defined as net cash provided by operating activities reduced by expenditures for property additions) was $211.4 million compared to $158.4 million in the prior-year period. We use this measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchases. Our cash flow metric is reconciled to GAAP-basis operating cash flow as follows:

-------------------------------------------------------------------------------------------------
                                                         Year-to-date period ended
-------------------------------------------------------------------------------------    Change
(millions)                                                March 27,       March 29,      versus
                                                            2004            2003       prior year
-------------------------------------------------------------------------------------------------
Net cash provided by operating activities                 $ 253.6         $ 188.3
Additions to properties                                     (42.2)          (29.9)
-------------------------------------------------------------------------------------------------
Cash flow                                                 $ 211.4         $ 158.4          33.5%
-------------------------------------------------------------------------------------------------


Our 2004 year-to-date cash flow increased significantly versus the prior-year period, due primarily to favorable working capital movements, which more than offset a $64 million year-over-year increase in benefit plan contributions. For the year ended March 27, 2004, average core working capital as a percentage of net sales was 8.0%, compared with 8.2% for the year ended December 27, 2003. For the full year of 2004, we expect modest improvement in our core working capital metric, expenditures for property additions of about 3% of net sales, and cash flow of $925-$1,000 million. This forecast incorporates 2004 expenditures associated with construction of a new production facility in Toluca, Mexico, commenced in March 2004. This will be our third manufacturing operation in Mexico and is in direct response to our strong sales of wholesome snacks in this country.

In December 2003, our Board of Directors authorized management to repurchase up to $300 million of Kellogg common stock during 2004. Under this authorization, we paid $82.2 million to repurchase approximately 2.1 million shares during the first quarter of 2004.

In January 2004, we repaid $500 million of maturing seven-year Notes, replacing these Notes with short-term debt. During the full year of 2004, we currently intend to reduce our total outstanding debt by at least $300 million.

We believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs through our strong cash flow, our program of issuing short-term debt, and maintaining credit facilities on a global basis. Our significant long-term debt issues do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company's credit ratings could limit its access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our credit facilities, which are in amounts sufficient to cover the outstanding short-term debt balance and debt principal repayments through 2005.


Future outlook

Our long-term annual growth targets are low single-digit for internal net sales and high single-digit for net earnings per share. In general, we expect 2004 results to be consistent with or modestly above these targets. These expectations are despite several continuing challenges such as higher employee benefits expense and increased commodity and energy prices. In addition to these continuing challenges, the following important trends and uncertainties particular to 2004 should be noted:
|X| Our 2004 fiscal year will include a 53rd week, which could add approximately one percentage point of extra growth to our sales results.
|X| We expect another year of sales decline for the cookie portion of our U.S.
    snacks business, due principally to category factors, aggressive sku eliminations, and discontinuance of a custom manufacturing business during 2003.
|X| We expect to incur a significant amount of asset write-offs and up-front costs associated with cost-reduction initiatives throughout 2004.
|X| We expect full-year growth in brand-building expenditures to exceed the rate of sales growth.


Forward-looking statements

Our Management's Discussion and Analysis contain "forward-looking statements" with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements, and growth; sales, gross margins, advertising, promotion, merchandising, brand-building expenditures, operating profit, and earnings per share; innovation opportunities; exit plans and costs related to efficiency initiatives; the impact of accounting changes; our ability to meet interest and debt principal repayment obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; capital expenditures; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words "expect," "believe," "will," "will deliver," "anticipate," "project," "should," or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. In particular, future results or activities could be affected by factors related to the Keebler acquisition, such as the substantial amount of debt incurred to finance the acquisition, which could, among other things, hinder our ability to adjust rapidly to changing market conditions, make us more vulnerable in the event of a downturn, and place us at a competitive disadvantage relative to less-leveraged competitors. In addition, our future results could be affected by a variety of other factors, including:

|X| the impact of competitive conditions;
|X| the effectiveness of pricing, advertising, and promotional programs;
|X| the success of innovation and new product introductions;
|X| the recoverability of the carrying value of goodwill and other intangibles; |X| the success of productivity improvements and business transitions;
|X| commodity and energy prices, and labor costs;
|X| the availability of and interest rates on short-term financing;
|X| actual market performance of benefit plan trust investments;
|X| the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;
|X| changes in consumer behavior and preferences;
|X| the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;
|X| legal and regulatory factors; and,
|X| business disruption or other losses from war, terrorist acts, or political unrest.

Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to disclosures contained on pages 26-27 of the Company's 2003 Annual
Report.


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

As of March 27, 2004, management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable level of assurance.

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

                                 KELLOGG COMPANY

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

(c) Approximately 8,000 shares of Kellogg Company common stock were sold to four members of senior management under the Kellogg Company Executive Stock Purchase Plan in February 2004 in a private placement. The Kellogg Company Executive Stock Purchase Plan allows selected senior level employees to elect to use all or part of their annual bonus, on an after-tax basis, to purchase shares of the Company's common stock at fair market value (as determined over a thirty-day trading period). Kellogg Company received approximately $325,000 under this Plan in 2004, which it used for general corporate purposes.

(e) Issuer Purchases of Equity Securities

(millions except per share data)
----------------------- --------------------- -------------------- --------------------- --------------------
                                                                     (c) Total Number      (d) Approximate
                                                                         of Shares         Dollar Value of
                                                                        Purchased as       Shares that May
                                                                      Part of Publicly         Yet Be
                          (a) Total Number                               Announced         Purchased Under
                               of Shares       (b) Average Price         Plans or           the Plans or
      Period                   Purchased         Paid per Share          Programs             Programs
----------------------- --------------------- -------------------- --------------------- --------------------
Month #1:                        --                   --                    --                 $300.0
12/28/03-1/24/04
----------------------- --------------------- -------------------- --------------------- --------------------
Month #2:                        --                   --                    --                 $300.0
1/25/04-2/21/04
----------------------- --------------------- -------------------- --------------------- --------------------
Month #3:                       2.1                 $39.03                $82.2                $217.8
2/22/04-3/27/04
----------------------- --------------------- -------------------- --------------------- --------------------
Total (1)                       2.1                 $39.03                $82.2
----------------------- --------------------- -------------------- --------------------- --------------------

(1) These shares were purchased in open-market transactions under a program authorized by the Company's Board of Directors to repurchase for general corporate purposes up to $300 million in Kellogg common stock during 2004. This repurchase program was publicly announced in a press release on December 18, 2003. A similar repurchase authority of $250 million expired on December 31, 2003.


Item 4.  Submission of Matters to a Vote of Security Holders

(a)      On April 23, 2004, the Company held its Annual Meeting of Share Owners.
(b)      At that Annual Meeting, Benjamin S. Carson, Sr., Gordon Gund, Dorothy
         A. Johnson, and Ann McLaughlin Korologos were re-elected for three-year terms, with John T. Dillon, Claudio X. Gonzalez, Carlos M. Gutierrez, James M. Jenness, L. Daniel Jorndt, William D. Perez, William C. Richardson, and John L. Zabriskie continuing as directors.
(c) Three matters were voted on at such Annual Meeting: the re-election of the four directors described in (b) above, the ratification of PricewaterhouseCoopers LLP as the Company's independent auditors for 2004, and a Share Owner proposal by the Sisters of Mercy, Regional Community of Detroit Charitable Trust, concerning the impacts of genetically engineered food.

         In the election of directors, the following directors received the following votes:

                                      FOR                   WITHHELD

         Benjamin S. Carson, Sr       374,248,171            2,936,787

         Gordon Gund                  371,747,464            5,437,494

         Dorothy A. Johnson           374,132,772            3,052,186

         Ann McLaughlin Korologos     366,749,928           10,435,030


         In addition, the following matters received the following votes:

                                      Ratification of
                                      Independent           Share Owner
                                      Auditors              Proposal


         For                          366,238,026            14,728,950
         Against                        8,886,732           307,900,627
         Abstain                        2,060,229            21,883,220
         Broker Non-Vote                    -                32,672,161

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

     31.1     Rule 13a-14(e)/15d-14(a) Certification from Carlos M. Gutierrez
     31.2     Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant
     32.1     Section 1350 Certification from Carlos M. Gutierrez
     32.2     Section 1350 Certification from John A. Bryant


(b) Reports on Form 8-K:

                  The Company furnished a Report on Form 8-K dated January 29, 2004 for its 2003 results, in which it furnished a press release announcing those results under item 12 of such Report.

                  The Company furnished a Report on Form 8-K dated March 31, 2004 under which it reported a posting to its website detail outlining the reclassification of reporting segments and product groups under item 9 of such Report.

                  The Company furnished a Report on Form 8-K dated April 5, 2004 for its first quarter and full year 2004 earnings estimates, in which it furnished a press release announcing those earnings estimates under item 12 of such Report.

                  The Company furnished a Report on Form 8-K dated April 22, 2004 for its first quarter 2004 results, in which it furnished a press release announcing those results under item 12 of such Report.

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

Date:  May 3, 2004

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