Form 10-Q
period 2004-06-26
KELLOGG CO
filed 2004-08-02
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

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

Yes  [X]  No  [   ]

Common Stock outstanding July 23, 2004 – 413,411,591 shares

KELLOGG COMPANY

INDEX

Page
PART I — Financial Information

Item 1:
Consolidated Balance Sheet – June 26, 2004, and December 27, 2003	2

Consolidated Statement of Earnings – quarters and year-to-date periods ended June 26, 2004 and June 28, 2003	3

Consolidated Statement of Cash Flows – year-to-date periods ended June 26, 2004 and June 28, 2003	4

Notes to Consolidated Financial Statements	5-12

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 3:
Quantitative and Qualitative Disclosures about Market Risk	19

Item 4:
Controls and Procedures	19

PART II — Other Information

Item 2:
Changes in Securities and Use of Proceeds	20

Item 6:
Exhibits and Reports on Form 8-K	20

Signatures	21

Exhibit Index	22
Letter of Employment
Separation Agreement
Rule 13a-14(e) Certification of Carlos M. Gutierrez
Rule 13a-14(e) Certification of Jeffrey M. Boromisa
Section 1350 Certification of Carlos M. Gutierrez
Section 1350 Certification of Jeffrey M. Boromisa

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	June 26,	December 27,
	2004	2003
	(unaudited)	*
Current assets
Cash and cash equivalents	$211.3	$141.2
Accounts receivable, net	899.1	754.8
Inventories:
Raw materials and supplies	198.9	185.3
Finished goods and materials in process	421.1	464.5
Other current assets	297.3	242.1

Total current assets	2,027.7	1,787.9
Property, net of accumulated depreciation of $3,591.2 and $3,439.3	2,676.0	2,780.2
Goodwill	3,098.1	3,098.4
Other intangibles, net of accumulated amortization of $36.7 and $35.1	2,032.8	2,034.4
Other assets	460.2	441.8

Total assets	$10,294.8	$10,142.7

Current liabilities
Current maturities of long-term debt	$78.8	$578.1
Notes payable	677.4	320.8
Accounts payable	732.6	703.8
Accrued advertising and promotion	395.7	323.1
Other current liabilities	764.9	840.2

Total current liabilities	2,649.4	2,766.0
Long-term debt	4,263.5	4,265.4
Deferred income taxes	1,064.4	1,062.8
Pension benefits	169.4	165.3
Nonpension postretirement benefits	275.3	291.0
Other liabilities	138.6	149.0
Shareholders’ equity
Common stock, $.25 par value	103.8	103.8
Capital in excess of par value	—	24.5
Retained earnings	2,467.3	2,247.7
Treasury stock, at cost	(98.3)	(203.6)
Accumulated other comprehensive income (loss)	(738.6)	(729.2)

Total shareholders’ equity	1,734.2	1,443.2

Total liabilities and shareholders’ equity	$10,294.8	$10,142.7

* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED EARNINGS
(millions, except per share data)

			Year-to-date	Year-to-date
	Quarter ended	Quarter ended	period ended	period ended
	June 26,	June 28,	June 26,	June 28,
(Results are unaudited)	2004	2003	2004	2003
Net sales	$2,387.3	$2,247.4	$4,777.8	$4,394.9
Cost of goods sold	1,307.1	1,232.1	2,662.6	2,463.2
Selling and administrative expense	641.8	601.2	1,256.6	1,170.2

Operating profit	438.4	414.1	858.6	761.5
Interest expense	76.1	89.5	154.3	181.5
Other income (expense), net	(5.0)	(6.1)	(6.3)	(5.4)

Earnings before income taxes	357.3	318.5	698.0	574.6
Income taxes	119.9	114.6	240.8	206.8

Net earnings	$237.4	$203.9	$457.2	$367.8

Net earnings per share:
Basic	$.58	$.50	$1.11	$.90
Diluted	$.57	$.50	$1.10	$.90
Dividends per share	$.2525	$.2525	$.5050	$.5050

Average shares outstanding:
Basic	411.8	406.9	411.3	407.3

Diluted	416.5	409.2	415.5	409.3

Actual shares outstanding at period end			412.8	408.0

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date	Year-to-date
	period ended	period ended
	June 26,	June 28,
(unaudited)	2004	2003
Operating activities
Net earnings	$457.2	$367.8
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	197.9	183.7
Deferred income taxes	(8.9)	37.9
Other	58.8	47.6
Postretirement benefit plan contributions	(126.8)	(59.3)
Changes in operating assets and liabilities	(88.7)	(117.3)

Net cash provided by operating activities	489.5	460.4

Investing activities
Additions to properties	(101.1)	(68.5)
Dispositions of businesses	—	14.0
Other	0.8	6.5

Net cash used in investing activities	(100.3)	(48.0)

Financing activities
Net issuances of notes payable	356.6	63.7
Issuances of long-term debt	—	498.1
Reductions of long-term debt	(502.5)	(708.2)
Net issuances of common stock	202.2	58.0
Common stock repurchases	(162.8)	(62.0)
Cash dividends	(208.2)	(205.6)
Other	(1.7)	(2.5)

Net cash used in financing activities	(316.4)	(358.5)

Effect of exchange rate changes on cash	(2.7)	6.2

Increase in cash and cash equivalents	70.1	60.1
Cash and cash equivalents at beginning of period	141.2	100.6

Cash and cash equivalents at end of period	$211.3	$160.7

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter and year-to-date period ended June 26, 2004 (unaudited)

Note 1 Accounting policies

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 32 to 52 of the Company’s 2003 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company’s 2003 Annual Report, except as discussed below. Certain amounts for 2003 have been reclassified to conform to current-period classifications. The results of operations for the quarter and year-to-date periods ended June 26, 2004, are not necessarily indicative of the results to be expected for other interim periods or the full year.

Basis of presentation

The Company’s fiscal year normally ends on the last Saturday of December and as a result, a 53rd week is added every fifth or sixth year. The Company’s 2004 fiscal year will end on January 1, 2005, and include a 53rd week. Quarters normally consist of 13-week periods, with the fourth quarter of fiscal 2004 including a 14th week.

Medicare prescription benefits

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) became law. The Act introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy (beginning in 2006) to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In January 2004, the Company elected, pursuant to FASB Staff Position (FSP) FAS 106-1, to defer accounting recognition of the effects of the Act until authoritative FASB guidance was issued.

In May 2004, the FASB issued FSP FAS 106-2, which applies to sponsors of single-employer defined benefit postretirement health care plans that are impacted by the Act. In general, the FSP concludes that plan sponsors should follow SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” in accounting for the effects of the Act, with benefits attributable to past service cost accounted for as an actuarial experience gain. The FSP is generally effective for the first interim period beginning after June 15, 2004, with earlier application encouraged. For employers such as Kellogg that elected deferral under FSP FAS 106-1, this guidance may be adopted retroactively to the date of Act enactment or prospectively from the date of adoption.

While detailed regulations necessary to implement the Act have not yet been issued, management believes that certain health care benefit plans covering a significant portion of the Company’s U.S. workforce will qualify for the Medicare Part D subsidy, resulting in a reduction in the Company’s share of prescription drug benefits available under these plans. Accordingly, the Company adopted FSP FAS 106-2 as of its second quarter 2004 reporting period beginning March 28, 2004, and has performed a remeasurement of its plan assets and obligations as of December 27, 2003. The reduction in the benefit obligation attributable to past service cost is approximately $73 million and the total reduction in benefit cost for full-year 2004 is approximately $10 million, of which $5 million has been recognized in results for the year-to-date period ended June 26, 2004.

Stock compensation

The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist of stock options, performance units, restricted stock grants, and stock purchase plans with various preferred terms. These awards are administered through several plans, as described in Note 8 to Consolidated Financial Statements on pages 41-43 of the Company’s 2003 Annual Report.

The Company currently uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its employee stock options and other stock-based compensation. Under this method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The table below presents pro forma results for the current and prior-year periods, as if the Company had used the alternate fair value method of accounting for stock-based compensation, prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148). Under this pro forma method, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option-pricing model and was recognized over the vesting period, generally two years. Pricing model assumptions included expected terms of 3-4 years; and risk-free interest rates, dividend yields, and volatility assumptions consistent with the expected terms and particular grant dates.

	Quarter ended		Year-to-date period ended
	June 26,	June 28,	June 26,	June 28,
(millions except per share data)	2004	2003	2004	2003
Stock-based compensation expense, net of tax:
As reported	$2.3	$2.4	$4.5	$5.1
Pro forma	$10.7	$10.0	$20.4	$19.9
Net earnings:
As reported	$237.4	$203.9	$457.2	$367.8
Pro forma	$229.0	$196.3	$441.3	$353.0
Basic net earnings per share:
As reported	$0.58	$0.50	$1.11	$0.90
Pro forma	$0.56	$0.48	$1.07	$0.87
Diluted net earnings per share:
As reported	$0.57	$0.50	$1.10	$0.90
Pro forma	$0.55	$0.48	$1.06	$0.86

Note 2 Cost-reduction initiatives

To position the Company for sustained reliable growth in earnings and cash flow for the long term, management is undertaking a series of cost-reduction initiatives. Continuing from 2003 are various manufacturing capacity rationalization and efficiency initiatives in the Company’s North American and European operating segments. Some of these initiatives are still in the planning stages and individual actions are being announced as plans are finalized.

During the first quarter of 2004, the Company commenced the global roll-out of its SAP information technology system, resulting in accelerated depreciation of legacy software assets to be abandoned during 2005, as well as related consulting and other implementation expenses. Total incremental costs for 2004 are expected to be approximately $30 million.

In close association with this SAP roll-out, management has undertaken a major initiative to improve the organizational design and effectiveness of pan-European operations. Specific benefits of this initiative are expected to include improved marketing and promotional coordination across Europe, supply chain network savings, and overhead cost reductions. To achieve these benefits, management intends to implement, by early 2005, a new European legal and operating structure with strengthened pan-European management authority and coordination. To complete this business transformation, the Company expects to incur various up-front costs, including relocation, severance, and consulting, of approximately $30 million during 2004.

To improve operations and provide for future growth, during the second quarter of 2004, management completed decision bargaining and initiated effects bargaining with the union regarding the Company’s proposal to close its veggie foods manufacturing facility in Worthington, Ohio. The proposal includes the out-sourcing of certain operations and consolidation of remaining production at the Zanesville, Ohio facility over the next year. The Worthington facility employs approximately 300 employees. If implemented as proposed, total asset write-offs and up-front costs of the project could amount to approximately $30 million, the majority of which is expected to be recognized during 2004.

Also during the second quarter of 2004, the Company commenced the relocation of its U.S. snacks business unit from Elmhurst, Illinois (the former headquarters of Keebler Foods Company) to Battle Creek, Michigan, as the next logical step in the integration process. Approximately one-third of the approximately 300 employees affected by this initiative have accepted relocation/reassignment offers. Management intends to fill the remaining open positions via internal and external recruiting efforts. To complete this initiative, management expects to incur approximately $20 million in relocation, recruiting, and severance costs during 2004. Subject to achieving certain employment levels and other regulatory requirements, management expects to defray a significant portion of these up-front costs through various multi-year tax incentives, beginning in 2005.

Taking into account the incremental costs of all of the above-described initiatives, the Company recorded total charges of approximately $20 million for the quarter and $29 million for the year-to-date period ended June 28, 2004. Approximately 70% of the year-to-date charges were comprised of asset write-offs, with the remainder consisting of severance, consulting, and other cash costs. Approximately 60% of the year-to-date charges were recorded in cost of goods sold, with the balance recorded in selling, general, and administrative (SGA) expense. The year-to-date charges impacted the Company’s operating segments as follows (in millions): North America-$15, Europe-$14. The exit cost reserve balance at December 27, 2003, of approximately $19 million was substantially paid out during the first quarter of 2004. Principally attributable to severance costs accrued during the second quarter of 2004, exit cost reserves at June 26, 2004, totaled approximately $4 million.

Cost of goods sold for the quarter ended June 28, 2003, included charges of approximately $15 million, attributable primarily to equipment disposals associated with manufacturing network optimization efforts in the Company’s U.S. snacks business.

Note 3 Other income (expense), net

Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense), net for the quarter and year-to-date periods ended June 26, 2004, includes a charge of approximately $8 million for a contribution to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving.

Other income (expense), net for the year-to-date period ended June 28, 2003, includes a credit of approximately $13 million related to favorable legal settlements; a charge of $8 million for a contribution to the Kellogg’s Corporate Citizenship Fund; and a charge of $6.5 million to recognize the impairment of a cost-basis investment in an e-commerce business venture. These charges were recorded principally during the first quarter of 2003.

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

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share
2004
Basic	$237.4	411.8	$.58
Dilutive employee stock options	—	4.7	(0.01)

Diluted	$237.4	416.5	$.57

2003
Basic	$203.9	406.9	$.50
Dilutive employee stock options	—	2.3	—

Diluted	$203.9	409.2	$.50

Year-to-date		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share
2004
Basic	$457.2	411.3	$1.11
Dilutive employee stock options	—	4.2	(0.01)

Diluted	$457.2	415.5	$1.10

2003
Basic	$367.8	407.3	$.90
Dilutive employee stock options	—	2.0	—

Diluted	$367.8	409.3	$.90

Comprehensive Income

Comprehensive income includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Accumulated other comprehensive income for the periods presented consists of foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation,” unrealized gains and losses on cash flow hedges pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and minimum pension liability adjustments pursuant to SFAS No. 87 “Employers’ Accounting for Pensions.”

		Tax
Quarter	Pre-tax	(expense) or	After-tax
(millions)	amount	benefit	amount
2004
Net earnings			$237.4
Other comprehensive income:
Foreign currency translation adjustments	(7.5)	—	(7.5)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(3.0)	1.0	(2.0)
Reclassification to net earnings	5.5	(2.0)	3.5
Minimum pension liability adjustments	(1.0)	0.2	(0.8)

	(6.0)	(0.8)	(6.8)

Total comprehensive income			$230.6

		Tax
	Pre-tax	(expense) or	After-tax
(millions)	amount	benefit	amount
2003
Net earnings			$203.9
Other comprehensive income:
Foreign currency translation adjustments	31.4	—	31.4
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(6.4)	2.0	(4.4)
Reclassification to net earnings	1.5	(0.6)	0.9
Minimum pension liability adjustments	—	—	—

	26.5	1.4	27.9

Total comprehensive income			$231.8

		Tax
Year-to-date	Pre-tax	(expense) or	After-tax
(millions)	amount	benefit	amount
2004
Net earnings			$457.2
Other comprehensive income:
Foreign currency translation adjustments	(10.3)	—	(10.3)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(2.2)	0.9	(1.3)
Reclassification to net earnings	10.4	(3.9)	6.5
Minimum pension liability adjustments	(6.0)	1.7	(4.3)

	(8.1)	(1.3)	(9.4)

Total comprehensive income			$447.8

		Tax
	Pre-tax	(expense) or	After-tax
(millions)	amount	benefit	amount
2003
Net earnings			$367.8
Other comprehensive income:
Foreign currency translation adjustments	33.5	—	33.5
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(16.0)	5.5	(10.5)
Reclassification to net earnings	9.2	(3.3)	5.9
Minimum pension liability adjustments	—	—	—

	26.7	2.2	28.9

Total comprehensive income			$396.7

Accumulated other comprehensive income (loss) as of June 26, 2004, and December 27, 2003, consisted of the following:

	June 26,	December 27,
(millions)	2004	2003
Foreign currency translation adjustments	$(416.3)	$(406.0)
Cash flow hedges — unrealized net loss	(46.7)	(51.9)
Minimum pension liability adjustments	(275.6)	(271.3)

Total accumulated other comprehensive income (loss)	$(738.6)	$(729.2)

Note 5 Debt

In January 2004, the Company repaid $500 million of maturing seven-year Notes, replacing these Notes with short-term debt.

Note 6 Employee benefits

The Company sponsors a number of U.S. and foreign pension, other postretirement, and postemployment plans to provide various benefits for its employees. These plans are described on pages 43-46 of the Company’s 2003 Annual Report. Components of benefit expense for the periods presented were:

Pension

	Quarter ended		Year-to-date period ended
(millions)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Service cost	$18.1	$16.9	$37.0	$33.8
Interest cost	38.0	37.8	76.3	75.6
Expected return on plan assets	(58.1)	(56.1)	(116.7)	(112.2)
Amortization of unrecognized prior service cost	1.9	1.8	3.8	3.7
Recognized net (gain) loss	12.6	7.2	25.4	14.3
Curtailment and special termination benefits - net (gain) loss	0.5	1.9	1.8	4.0

Total pension expense - Company Plans	$13.0	$9.5	$27.6	$19.2

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Service cost	$2.3	$3.1	$6.0	$6.3
Interest cost	13.0	15.1	27.7	30.2
Expected return on plan assets	(10.0)	(8.2)	(19.9)	(16.4)
Amortization of unrecognized prior service cost	(0.7)	(0.6)	(1.4)	(1.3)
Recognized net (gain) loss	2.8	3.1	7.4	6.2

Postretirement benefit expense	$7.4	$12.5	$19.8	$25.0

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Service cost	$0.7	$0.7	$1.7	$1.5
Interest cost	0.5	0.5	1.0	1.0
Recognized net (gain) loss	0.8	0.8	1.7	1.5

Postemployment benefit expense	$2.0	$2.0	$4.4	$4.0

Note 7 Operating segments

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, and meat alternatives. Kellogg products are manufactured and marketed globally. In recent years, the Company was managed in two major divisions — United States and International. During late 2003, the Company reorganized its geographic management structure to North America, Europe, Latin America, and Asia Pacific. This new organizational structure is the basis of the operating segment data presented below. The prior periods have been restated to conform to the current-period presentation. This restatement includes: 1) the combination of U.S. and Canadian results into North America, 2) the reclassification of certain U.S. export operations from U.S. to Latin America, and 3) the reallocation of certain selling, general, and administrative (SGA) expenses between Corporate and North America.

			Year-to-date	Year-to-date
	Quarter ended	Quarter ended	period ended	period ended
	June 26,	June 28,	June 26,	June 28,
(millions)	2004	2003	2004	2003
Net sales
North America	$1,567.5	$1,498.1	$3,165.8	$3,007.8
Europe	516.0	462.9	1,007.2	857.4
Latin America	185.9	170.8	354.2	315.5
Asia Pacific (a)	117.9	115.6	250.6	214.2

Consolidated	$2,387.3	$2,247.4	$4,777.8	$4,394.9

Segment operating profit
North America	$300.3	$284.3	$589.0	$543.3
Europe	96.0	82.5	178.4	140.8
Latin America	50.1	46.8	96.3	86.5
Asia Pacific (a)	17.0	20.3	42.8	37.2
Corporate	(25.0)	(19.8)	(47.9)	(46.3)

Consolidated	$438.4	$414.1	$858.6	$761.5

(a)	Includes Australia and Asia.

Note 8 Supplemental information on goodwill and other intangible assets

Intangible assets subject to amortization:

	Gross carrying amount		Accumulated amortization
	June 26,	December 27,	June 26,	December 27,
(millions)	2004	2003	2004	2003
Trademarks	$29.5	$29.5	$18.8	$18.3
Other	29.1	29.1	17.9	16.8

Total	$58.6	$58.6	$36.7	$35.1

	June 26,	June 28,
Amortization expense (millions) (a):	2004	2003
Quarter ended	$0.8	$0.8

Year-to-date	$1.6	$1.6

(a) The currently estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately $3.0 million per year.

Intangible assets not subject to amortization:

	Total carrying amount
	June 26,	December 27,
(millions)	2004	2003
Trademarks	$1,404.0	$1,404.0
Direct store door (DSD) delivery system	578.9	578.9
Other	28.0	28.0

Total	$2,010.9	$2,010.9

Changes in the carrying amount of goodwill for the quarter-to-date period ended June 26, 2004:

(millions)	United States	Europe	Latin America	Asia Pacific (b)	Consolidated
December 27, 2003	$3,093.8	$—	$2.5	$2.1	$3,098.4
Foreign currency remeasurement impact and other	—	—	(0.2)	(0.1)	(0.3)

June 26, 2004	$3,093.8	$—	$2.3	$2.0	$3,098.1

(b) Includes Australia and Asia.

KELLOGG COMPANY

PART I - FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Overview

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, and meat alternatives. Kellogg products are manufactured and marketed globally. In recent years, we managed our operations in two major divisions — United States and International. In late 2003, we reorganized our geographic management structure to North America, Europe, Latin America, and Asia Pacific. This new organizational structure is the basis of the operating segment data presented in this report.

For the quarter ended June 26, 2004, the Company reported net earnings per share of $.57, a 14% increase over the prior-period amount of $.50. Both consolidated net sales and operating profit increased 6%. The combination of strong business momentum, reduced interest expense, and lower tax rate resulted in a 16% increase in net earnings for the quarter, despite higher commodity costs, a double-digit increase in brand-building expenditures, and significant up-front charges related to cost-reduction initiatives.

Net sales and operating profit

The following tables provide an analysis of net sales and operating profit performance for the second quarter of 2004 versus 2003:

	North		Latin	Asia		Consoli-
(dollars in millions)	America	Europe	America	Pacific (b)	Corporate	dated
2004 net sales	$1,567.5	$516.0	$185.9	$117.9	$—	$2,387.3

2003 net sales (a)	$1,498.1	$462.9	$170.8	$115.6	$—	$2,247.4

% change - 2004 vs. 2003:
Volume (tonnage)	1.6%	-0.5%	9.1%	-7.9%	—	1.4%
Pricing/mix	2.9%	3.9%	6.5%	2.4%	—	3.2%

Subtotal - internal business	4.5%	3.4%	15.6%	-5.5%	—	4.6%
Foreign currency impact	0.1%	8.1%	-6.8%	7.5%	—	1.6%

Total change	4.6%	11.5%	8.8%	2.0%	—	6.2%

	North		Latin	Asia		Consoli-
(dollars in millions)	America	Europe	America	Pacific (b)	Corporate	dated
2004 operating profit	$300.3	$96.0	$50.1	$17.0	$(25.0)	$438.4

2003 operating profit (a)	$284.3	$82.5	$46.8	$20.3	$(19.8)	$414.1

% change - 2004 vs. 2003:
Internal business	5.4%	7.2%	14.2%	-22.3%	-26.6%	4.4%
Foreign currency impact	0.2%	9.2%	-7.0%	6.5%	0.0%	1.5%

Total change	5.6%	16.4%	7.2%	-15.8%	-26.6%	5.9%

(a)	2003 results were restated to conform to 2004 operating segment presentation as follows:

1) U.S. and Canadian results combined into North America, 2) certain U.S. export operations reclassified from U.S. to Latin America, and 3) certain SGA expenditures reallocated between Corporate and North America.

(b)	Includes Australia and Asia.

During the second quarter of 2004, consolidated net sales increased 6%, on top of a similar increase in the year-ago period. Internal net sales (which excludes the impact of currency and, if applicable, acquisitions, dispositions, and shipping day differences) grew nearly 5%. During the quarter, successful innovation and brand-building investment continued to drive growth in most of our businesses.

North America reported net sales growth of approximately 5%, with internal growth across all major product groups. Internal net sales of our North America retail cereal business increased approximately 2%, on top of 3% growth in the prior-year period. Successful innovation and consumer promotion activities supported continued sales growth and category share gains by our U.S. cereal business, offsetting softness in Canada. Internal net sales of our North America retail snacks business (consisting primarily of wholesome snacks, cookies, crackers, and toaster pastries) increased 7%, due primarily to sales of fruit snacks and other new products, strong toaster pastry performance, and double-digit growth in our Canadian snacks business. Despite continued category weakness, cookie sales increased versus the prior period. Internal net sales of our North America frozen and specialty channel (which includes food service, vending, convenience, drug stores, and custom manufacturing) businesses collectively increased approximately 4%, on top of 5% growth in the second quarter of 2003.

Net sales in our European operating segment increased more than 11%, buoyed by favorable foreign exchange movements and internal net sales growth of 3%. This growth was attributable principally to strong pan-European sales of wholesome snacks and cereal sales within continental Europe. After a very strong first quarter performance, second quarter cereal sales by our UK business unit were relatively flat, bringing the year-to-date rate of internal net sales growth to 5%. The current-quarter results were affected by various category and competitive factors, which we are addressing with brand-building initiatives during the second half of the year.

Continued strong performance in Latin America resulted in net sales growth of 9%, with internal net sales growth of 16% more than offsetting unfavorable foreign currency movements. Most of this growth was due to very strong price/mix and tonnage improvements in both cereal and snack sales by our Mexican business unit, which benefited from continued expansion of its direct store door (DSD) delivery system.

Net sales in our Asia Pacific operating segment increased 2%, as favorable foreign currency movements more than offset an internal sales decline of nearly 6%. This decline was attributable principally to negative publicity on sugar-containing products in Korea and competitive conditions in Australia.

Consolidated operating profit increased 6% during the quarter, with internal growth exceeding 4%. This internal growth was achieved despite a double-digit increase in brand-building expenditures, as well as significantly higher commodity costs. Furthermore, as discussed in the “Cost-reduction initiatives” section below, we are absorbing a significant amount of up-front cash expenditures and asset write-offs during 2004.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date period ended June 26, 2004, versus the comparable prior-year period:

	North		Latin	Asia		Consoli-
(dollars in millions)	America	Europe	America	Pacific (b)	Corporate	dated
2004 net sales	$3,165.8	$1,007.2	$354.2	$250.6	$—	$4,777.8

2003 net sales (a)	$3,007.8	$857.4	$315.5	$214.2	$—	$4,394.9

% change - 2004 vs. 2003:
Volume (tonnage)	1.5%	1.3%	9.8%	0.6%	—	2.1%
Pricing/mix	3.3%	3.9%	6.2%	1.4%	—	3.4%

Subtotal - internal business	4.8%	5.2%	16.0%	2.0%	—	5.5%
Foreign currency impact	0.5%	12.3%	-3.8%	15.1%	—	3.2%

Total change	5.3%	17.5%	12.2%	17.1%	—	8.7%

	North		Latin	Asia		Consoli-
(dollars in millions)	America	Europe	America	Pacific (b)	Corporate	dated
2004 operating profit	$589.0	$178.4	$96.3	$42.8	$(47.9)	$858.6

2003 operating profit (a)	$543.3	$140.8	$86.5	$37.2	$(46.3)	$761.5

% change - 2004 vs. 2003:
Internal business	7.8%	13.4%	15.7%	-1.8%	-3.3%	9.6%
Foreign currency impact	0.6%	13.3%	-4.4%	17.0%	0.0%	3.2%

Total change	8.4%	26.7%	11.3%	15.2%	-3.3%	12.8%

(a)	2003 results were restated to conform to 2004 operating segment presentation as follows:

1) U.S. and Canadian results combined into North America, 2) certain U.S. export operations reclassified from U.S. to Latin America, and 3) certain SGA expenditures reallocated between Corporate and North America.

(b)	Includes Australia and Asia.

Cost-reduction initiatives

To position our Company for sustained reliable growth in earnings and cash flow for the long term, we are undertaking a series of cost-reduction initiatives. Continuing from 2003 are various manufacturing capacity rationalization and efficiency initiatives in the Company’s North American and European operating segments. Through the second quarter of 2004, we have 1) commenced the global roll-out of our SAP information technology system, 2) undertaken a major initiative to improve the organizational design and effectiveness of pan-European operations, 3) completed decision bargaining and initiated effects bargaining with the union regarding the consolidation of U.S. veggie foods manufacturing operations, and 4) begun the relocation of our U.S. snacks business unit to Battle Creek, Michigan. Additional initiatives are still in the planning stages and individual actions are being announced as plans are finalized.

Related to commenced projects, we expect to incur approximately $130 million of up-front cash expenditures and asset write-offs to complete these initiatives, the majority of which is being recognized in earnings during 2004. These costs are included in our 2004 consolidated performance target of high single-digit growth in net earnings per share, as well as our projections for full-year cash flow. Additional information on individual projects is contained in Note 2 to Consolidated Financial Statements.

Taking into account the incremental costs of all in-process initiatives, we recorded total charges of approximately $20 million for the quarter and $29 million for the year-to-date period ended June 26, 2004. Approximately 70% of the year-to-date charges were comprised of asset write-offs, with the remainder consisting of severance, consulting, and other cash costs. Approximately 60% of the year-to-date charges were recorded in cost of goods sold, with the balance recorded in selling, general, and administrative (SGA) expense. The year-to-date charges impacted our operating segments as follows (in millions): North America-$15, Europe-$14.

Cost of goods sold for the quarter ended June 28, 2003, included charges of approximately $15 million, attributable primarily to equipment disposals associated with manufacturing network optimization efforts in our U.S. snacks business.

Margin performance

Margin performance for the second quarter and year-to-date periods of 2004 versus 2003 was:

			Change
			vs. prior
Quarter	2004	2003	year (pts.)
Gross margin	45.2%	45.2%	0.0
SGA% (a)	-26.8%	-26.8%	0.0

Operating margin	18.4%	18.4%	0.0

			Change
			vs. prior
Year-to-date	2004	2003	year (pts.)
Gross margin	44.3%	44.0%	0.3
SGA% (a)	-26.3%	-26.7%	0.4

Operating margin	18.0%	17.3%	0.7

(a) Selling, general, and administrative expense as a percentage of net sales.

For the quarter, the consolidated gross margin was comparable to results for the prior-year period. Our strong sales growth during the quarter created significant operating leverage. This factor, combined with mix improvements and productivity savings, offset the unfavorable impact of higher commodity, energy, and employee benefit costs. For the full year of 2004, we expect continued pressure from commodity prices and our investment in cost-reduction initiatives to limit gross margin expansion, resulting in only a slight increase versus the full-year 2003 level of 44.4%.

Interest expense

Interest expense for the year-to-date period was $154.3 million, down 15% from the prior-period amount of $181.5 million. We currently expect total year 2004 interest expense of approximately $315 million, down from the total year 2003 amount of $371.4 million, due primarily to continuing pay-down of our debt balances and lower interest rates on refinancings.

Other income (expense), net

Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense), net for the year-to-date period was a loss of $6.3 million versus a loss of $5.4 million in the prior-year period. The current-period amount includes a charge of approximately $8 million for a contribution to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving. The prior-period amount includes a credit of approximately $13 million related to favorable legal settlements; a charge of $8 million for a contribution to the Kellogg’s Corporate Citizenship Fund; and a charge of $6.5 million to recognize the impairment of a cost-basis investment in an e-commerce business venture.

Income taxes

The consolidated effective income tax rate for the year-to-date period was 34.5% versus 36.0% for the comparable prior-year period and 32.7% for the full year of 2003. Our full-year 2003 effective income tax rate included over 200 basis points of single-event benefits, implying a normalized ongoing rate of about 35%, which is consistent with our current expectation for full-year 2004 results

Liquidity and capital resources

Our principal source of liquidity is operating cash flow resulting from net earnings, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

Our measure of year-to-date 2004 cash flow (defined as net cash provided by operating activities reduced by expenditures for property additions) was $388.4 million compared to $391.9 million in the prior-year period. We use this measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchases. Our cash flow metric is reconciled to GAAP-basis operating cash flow as follows:

	Year-to-date period ended		Change versus
(millions)	June 26, 2004	June 28, 2003	prior year
Net cash provided by operating activities	$489.5	$460.4
Additions to properties	(101.1)	(68.5)

Cash flow	$388.4	$391.9	-0.9%

Our 2004 year-to-date cash flow was approximately even with the prior-year amount, as the cash flow improvement from net earnings growth was offset by a significant increase in benefit plan contributions and higher capital spending. For the year ended June 26, 2004, average core working capital (inventory and trade receivables less trade payables) as a percentage of net sales was 7.7%, compared with 8.2% for the year ended December 27, 2003. For the full year of 2004, we expect modest improvement in our core working capital metric, expenditures for property additions of about 3% of net sales, and cash flow of $925 million to $1.0 billion.

In December 2003, our Board of Directors authorized management to repurchase up to $300 million of Kellogg common stock during 2004. Under this authorization, we paid $162.8 million to repurchase approximately 4.1 million shares during the year-to-date period ended June 26, 2004.

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

Future outlook

Our long-term annual growth targets are low single-digit for internal net sales and high single-digit for net earnings per share. In general, we expect 2004 results to be consistent with or modestly above these targets. These expectations are despite several continuing challenges such as higher employee benefits expense and increased commodity and energy prices. In addition to these continuing challenges, the following important trends and uncertainties particular to 2004 should be noted:

•	Our 2004 fiscal year will include a 53rd week, which could add approximately one percentage point of extra growth to our sales results.

•	We expect another year of sales decline for the cookie portion of our U.S. snacks business, due principally to category factors, aggressive sku eliminations, and discontinuance of a custom manufacturing business during 2003.

•	We expect to incur a significant amount of up-front cash expenditures and asset write-offs associated with cost-reduction initiatives throughout 2004.

•	We expect full-year growth in brand-building expenditures to exceed the rate of sales growth.

Forward-looking statements

Our Management’s Discussion and Analysis contain “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements, and growth; sales, gross margins, advertising, promotion, merchandising, brand-building expenditures, operating profit, and earnings per share; innovation opportunities; exit plans and costs related to efficiency initiatives; the impact of accounting changes; our ability to meet interest and debt principal repayment obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; capital expenditures;

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

•	the impact of competitive conditions;

•	the effectiveness of pricing, advertising, and promotional programs;

•	the success of innovation and new product introductions;

•	the recoverability of the carrying value of goodwill and other intangibles;

•	the success of productivity improvements and business transitions;

•	commodity and energy prices, and labor costs;

•	the availability of and interest rates on short-term financing;

•	actual market performance of benefit plan trust investments;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	changes in consumer behavior and preferences;

•	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

•	legal and regulatory factors; and,

•	business disruption or other losses from war, terrorist acts, or political unrest.

Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to disclosures contained on pages 26-27 of the Company’s 2003 Annual Report.

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

As of June 26, 2004, management carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

KELLOGG COMPANY

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(e) Issuer Purchases of Equity Securities

(millions, except per share data)

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	(a) Total Number		Announced	Purchased Under
	of Shares	(b) Average Price	Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs
Month #1:
3/28/04-4/24/04	1.6	$38.93	1.6	$156.8
Month #2:
4/25/04-5/22/04	.3	42.24	.3	156.8
Month #3:
5/23/04-6/26/04	.6	41.86	.6	137.2

Total (1)	2.5	40.07	2.5

(1)	Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:

a.	Approximately 2.0 million shares were purchased in open-market transactions under a program authorized by the Company’s Board of Directors to repurchase for general corporate purposes up to $300 million in Kellogg common stock during 2004. This repurchase program was publicly announced in a press release on December 18, 2003.

b.	Approximately .5 million shares were purchased from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described on pages 41-42 of the Company’s 2003 Annual Report to Shareholders, filed as exhibit 13.01 to the Company’s 2003 Form 10-K.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

10.1	Letter of Employment with Annunciata Cerioli

10.2	Separation Agreement between the Company and Lawrence J. Pilon

31.1	Rule 13a-14(e)/15d-14(a) Certification from Carlos M. Gutierrez

31.2	Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa

32.1	Section 1350 Certification from Carlos M. Gutierrez

32.2	Section 1350 Certification from Jeffrey M. Boromisa

     (b) Reports on Form 8-K:

The Company furnished a Report on Form 8-K dated April 22, 2004 for its first quarter 2004 results, in which it furnished a press release announcing those results under item 12 of such Report.

The Company furnished a Report on Form 8-K dated July 26, 2004 for its second quarter 2004 results, in which it furnished a press release announcing those results under item 12 of such Report.

KELLOGG COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY
/s/ J.M. Boromisa
J.M. Boromisa
Principal Financial Officer; Senior Vice President – Chief Financial Officer

/s/ A.R. Andrews
A.R. Andrews
Principal Accounting Officer; Vice President – Corporate Controller

Date: August 2, 2004

KELLOGG COMPANY

EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)
10.1	Letter of Employment with Annunciata Cerioli	E

10.2	Separation Agreement between the Company and Lawrence J. Pilon	E

31.1	Rule 13a-14(e)/15d-14(a) Certification from Carlos M. Gutierrez	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa	E

32.1	Section 1350 Certification from Carlos M. Gutierrez	E

32.2	Section 1350 Certification from Jeffrey M. Boromisa	E