Form 10-Q
period 2004-09-25
KELLOGG CO
filed 2004-11-04
CIK 55067

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

      For the quarterly period ended September 25, 2004

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

         Common Stock outstanding October 22, 2004 - 412,910,481 shares

                                 KELLOGG COMPANY

                                      INDEX

PART I - Financial Information                                           Page

Item 1:
   Consolidated Balance Sheet - September 25, 2004, and
   December 27, 2003                                                       2

   Consolidated Statement of Earnings - quarters and year-to-date
   periods ended September 25, 2004 and September 27, 2003                 3

   Consolidated Statement of Cash Flows - year-to-date periods
   ended September 25, 2004 and September 27, 2003                         4

   Notes to Consolidated Financial Statements                             5-12

Item 2:
   Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                           13-18

Item 3:
   Quantitative and Qualitative Disclosures about Market Risk             19

Item 4:
   Controls and Procedures                                                19


PART II - Other Information

Item 2:
   Changes in Securities and Use of Proceeds                              20

Item 5:
         Other Information                                                20

Item 6:
   Exhibits and Reports on Form 8-K                                       21

Signatures                                                                22

Exhibit Index                                                             23

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET

(millions, except per share data)
==================================================================================================================
                                                                                     Sept. 25,       December 27,
                                                                                          2004               2003
                                                                                   (unaudited)               *
==================================================================================================================

Current assets
Cash and cash equivalents                                                               $423.0             $141.2
Accounts receivable, net                                                                 920.6              754.8
Inventories:
    Raw materials and supplies                                                           192.7              185.3
    Finished goods and materials in process                                              448.6              464.5
Other current assets                                                                     256.3              242.1
------------------------------------------------------------------------------------------------------------------

Total current assets                                                                   2,241.2            1,787.9
Property, net of accumulated depreciation
  of $3,655.5 and $3,439.3                                                             2,648.5            2,780.2
Goodwill                                                                               3,094.9            3,098.4
Other intangibles, net of accumulated amortization
  of $45.3 and $35.1                                                                   2,024.5            2,034.4
Other assets                                                                             460.1              441.8
------------------------------------------------------------------------------------------------------------------

Total assets                                                                         $10,469.2          $10,142.7
==================================================================================================================
Current liabilities
Current maturities of long-term debt                                                     $78.6             $578.1
Notes payable                                                                            544.7              320.8
Accounts payable                                                                         797.6              703.8
Accrued advertising and promotion                                                        387.9              323.1
Other current liabilities                                                                880.3              840.2
------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                              2,689.1            2,766.0

Long-term debt                                                                         4,271.0            4,265.4
Deferred income taxes                                                                  1,050.4            1,062.8
Pension benefits                                                                         176.0              165.3
Nonpension postretirement benefits                                                       271.5              291.0
Other liabilities                                                                        139.9              149.0

Shareholders' equity
Common stock, $.25 par value                                                             103.8              103.8
Capital in excess of par value                                                               -               24.5
Retained earnings                                                                      2,622.0            2,247.7
Treasury stock, at cost                                                                (115.7)            (203.6)
Accumulated other comprehensive income (loss)                                          (738.8)            (729.2)
------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                             1,871.3            1,443.2
------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                           $10,469.2          $10,142.7
==================================================================================================================

* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED EARNINGS
(millions, except per share data)

======================================================================================================
                                                                         Year-to-date     Year-to-date
                                       Quarter ended    Quarter ended    period ended     period ended
                                        Sept. 25,        Sept. 27,        Sept. 25,        Sept. 27,
(Results are unaudited)                   2004              2003             2004            2003
======================================================================================================

Net sales                                 $2,445.3          $2,281.6         $7,223.1        $6,676.5
Cost of goods sold                         1,319.1           1,247.6          3,981.7         3,710.8
Selling and administrative expense           669.4             603.2          1,926.0         1,773.4
                                       ------------------------------    -----------------------------

Operating profit                             456.8             430.8          1,315.4         1,192.3
Interest expense                              76.2              87.0            230.5           268.5
Other income (expense), net                   (3.5)              7.6             (9.8)            2.2
                                       ------------------------------    -----------------------------

Earnings before income taxes                 377.1             351.4          1,075.1           926.0
Income taxes                                 130.1             120.1            370.9           326.9
                                       ------------------------------    -----------------------------


Net earnings                                $247.0            $231.3           $704.2          $599.1
                                       ==============================    =============================

Net earnings per share:
      Basic                                   $.60              $.57            $1.71           $1.47
      Diluted                                 $.59              $.56            $1.69           $1.46
Dividends per share                         $.2525            $.2525           $.7575          $.7575
                                       ==============================    =============================

Average shares outstanding:
      Basic                                  412.4             408.3            411.7           407.6
                                       ==============================    =============================
      Diluted                                416.7             410.9            415.8           410.0
                                       ==============================    =============================

Actual shares outstanding at period end                                         412.6           408.2
                                                                         =============================



Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)
==================================================================================================================
                                                                               Year-to-date          Year-to-date
                                                                               period ended          period ended
                                                                                  Sept. 25,             Sept. 27,
 (unaudited)                                                                           2004                  2003
==================================================================================================================

Operating activities
Net earnings                                                                         $704.2                $599.1
Adjustments to reconcile net earnings to
operating cash flows:
  Depreciation and amortization                                                       293.5                 272.0
  Deferred income taxes                                                                 7.6                  57.5
  Other                                                                                96.7                  59.9
Postretirement benefit plan contributions                                           (140.7)                (59.9)
Changes in operating assets and liabilities                                            67.8                  54.4
------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                                           1,029.1                 983.0
------------------------------------------------------------------------------------------------------------------

Investing Activities
Additions to properties                                                              (169.5)               (121.2)
Dispositions of businesses                                                                -                  14.0
Other                                                                                   1.0                   8.3
------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                               (168.5)                (98.9)
------------------------------------------------------------------------------------------------------------------

Financing activities
Net issuances of notes payable                                                        223.9               (135.0)
Issuances of long-term debt                                                             7.0                 498.1
Reductions of long-term debt                                                         (503.0)               (710.9)
Net issuances of common stock                                                         242.0                  80.4
Common stock repurchases                                                            (229.3)                 (76.3)
Cash dividends                                                                      (313.1)                (308.8)
Other                                                                                 (2.7)                   -
------------------------------------------------------------------------------------------------------------------

Net cash used in financing activities                                               (575.2)               (652.5)
------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                               (3.6)                   9.7
------------------------------------------------------------------------------------------------------------------

Increase in cash and cash equivalents                                                 281.8                 241.3
Cash and cash equivalents at beginning of period                                      141.2                 100.6
------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                           $423.0                $341.9
==================================================================================================================


Refer to Notes to Consolidated Financial Statements.

                         Notes to Consolidated Financial
               Statements for the quarter and year-to-date periods
                      ended September 25, 2004 (unaudited)


Note 1 Accounting policies

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair presentation of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 32 to 52 of the Company's 2003 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company's 2003 Annual Report, except as discussed below. Certain amounts for 2003 have been reclassified to conform to current-period classifications. The results of operations for the quarter and year-to-date periods ended September 25, 2004, are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

In May 2004, the FASB issued FSP FAS 106-2, which applies to sponsors of single-employer defined benefit postretirement health care plans that are impacted by the Act. In general, the FSP concludes that plan sponsors should follow SFAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions," in accounting for the effects of the Act, with benefits attributable to past service cost accounted for as an actuarial experience gain. The FSP is generally effective for the first interim period beginning after June 15, 2004, with earlier application encouraged. For employers such as Kellogg that elected deferral under FSP FAS 106-1, this guidance may be adopted retroactively to the date of Act enactment or prospectively from the date of adoption.

While detailed regulations necessary to implement the Act have not yet been issued, management believes that certain health care benefit plans covering a significant portion of the Company's U.S. workforce will qualify for the Medicare Part D subsidy, resulting in a reduction in the Company's share of prescription drug benefits available under these plans. Accordingly, the Company adopted FSP FAS 106-2 as of its second quarter 2004 reporting period beginning March 28, 2004, and has performed a remeasurement of its plan assets and obligations as of December 27, 2003. The reduction in the benefit obligation attributable to past service cost is approximately $73 million and the total reduction in benefit cost for full-year 2004 is approximately $10 million.

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

The Company currently uses the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its employee stock options and other stock-based compensation. Under this method, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The table below presents pro forma results for the current and prior-year periods, as if the Company had used the alternate fair value method of accounting for stock-based compensation, prescribed by SFAS No. 123 "Accounting for Stock-Based Compensation" (as amended by SFAS No. 148). Under this pro forma method, the fair value of each option grant was estimated at the date of grant using an option-pricing model and was recognized over the vesting period, generally two years. Pricing model assumptions included expected terms of 3-4 years; and risk-free interest rates, dividend yields, and volatility assumptions consistent with the expected terms and particular grant dates.

-------------------------------------------------------------------------------------------------------------------------
(millions except per share data)                              Quarter ended                  Year-to-date period ended
-------------------------------------------------------------------------------------------------------------------------
                                                       September           September        September          September
                                                       25, 2004            27, 2003         25, 2004           27, 2003
-------------------------------------------------------------------------------------------------------------------------
Stock-based compensation expense, net of tax:
      As reported                                            $ 2.3            $ 3.5            $ 6.7             $ 8.5
      Pro forma                                              $11.1            $10.6            $31.5             $30.4

Net earnings:
      As reported                                          $ 247.0          $ 231.3          $ 704.2           $ 599.1
      Pro forma                                            $ 238.2          $ 224.2          $ 679.4           $ 577.2

Basic net earnings per share:
      As reported                                            $0.60            $0.57            $1.71             $1.47
      Pro forma                                              $0.58            $0.55            $1.65             $1.42

Diluted net earnings per share:
      As reported                                            $0.59            $0.56            $1.69             $1.46
      Pro forma                                              $0.57            $0.55            $1.64             $1.41
-------------------------------------------------------------------------------------------------------------------------

Note 2 Cost-reduction initiatives

To position the Company for sustained reliable growth in earnings and cash flow for the long term, management is undertaking a series of cost-reduction initiatives. Continuing from 2003 are various manufacturing capacity rationalization and efficiency initiatives in the Company's North American and European operating segments. Major initiatives commenced in the first and second quarters of 2004 include 1) global rollout of the SAP information technology system, 2) reorganization of pan-European operations, 3) consolidation of U.S. veggie foods manufacturing operations, and 4) relocation of the Company's U.S. snacks business unit to Battle Creek, Michigan. Additional initiatives are still in the planning stages and individual actions are being announced as plans are finalized.

The Company's global rollout of its SAP information technology system is resulting in accelerated depreciation of legacy software assets to be abandoned in 2005, as well as related consulting and other implementation expenses. Total incremental costs for 2004 are expected to be approximately $35 million. In close association with this SAP rollout, management has undertaken a major initiative to improve the organizational design and effectiveness of pan-European operations. Specific benefits of this initiative are expected to include improved marketing and promotional coordination across Europe, supply chain network savings, and overhead cost reductions. To achieve these benefits, management intends to implement, by early 2005, a new European legal and operating structure with strengthened pan-European management authority and coordination. To complete this business transformation, the Company expects to incur various up-front costs, including relocation, severance, and consulting, of approximately $30 million during 2004.

To improve operations and provide for future growth, the Company is moving forward with its plan to close its veggie foods manufacturing facility in Worthington, Ohio. The plan includes the out-sourcing of certain operations and consolidation of remaining production at the Zanesville, Ohio facility by early 2005. The Worthington facility employs approximately 300 employees. Total asset write-offs and up-front costs of the project are expected to be approximately $30 million, the majority of which is being recognized during 2004.

As the next logical step in the integration process, the Company has substantially completed the relocation of its U.S. snacks business unit from Elmhurst, Illinois (the former headquarters of Keebler Foods Company) to Battle Creek, Michigan. About one-third of the approximately 300 employees affected by this initiative accepted relocation/reassignment offers. The recruiting effort to fill the remaining open positions is substantially complete. Attributable to this initiative, management expects to incur approximately $20 million in relocation, recruiting, and severance costs principally during 2004. Subject to achieving certain employment levels and other regulatory requirements, management expects to defray a significant portion of these up-front costs through various multi-year tax incentives, beginning in 2005.

Taking into account the incremental costs of all of the above-described initiatives, the Company recorded total charges of approximately $32 million for the quarter and $61 million for the year-to-date period ended September 25, 2004. Approximately 50% of the year-to-date charges were comprised of asset write-offs, with the remainder consisting of severance, relocation, consulting, and other cash costs. Approximately 50% of the year-to-date charges were recorded in cost of goods sold, with the balance recorded in selling, general, and administrative (SGA) expense. The year-to-date charges impacted the Company's operating segments as follows (in millions): North America-$31, Europe-$30. The exit cost reserve balance at December 27, 2003, of approximately $19 million was substantially paid out during the first quarter of 2004. Principally attributable to severance costs accrued during the second and third quarters of 2004, exit cost reserves at September 25, 2004, totaled approximately $8 million.

Cost of goods sold for the quarter ended September 27, 2003 included charges of approximately $11 million for asset write-offs and exit costs associated with all in-process cost-reduction initiatives. The third quarter 2003 charges were comprised of approximately $6 million for a plant closure-related impairment loss in Argentina, $3 million for equipment disposals in the Company's U.S. snacks business, and $2 million for plant closure-related costs in Australia. For the year-to-date period, cost of goods sold also included charges of approximately $15 million, attributable primarily to equipment disposals in the Company's U.S. snacks business. Reserves for exit costs at September 27, 2003, were insignificant.


Note 3 Other income (expense), net

Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense), net for the year-to-date period ended September 25, 2004, includes a charge of approximately $8 million for a contribution to the Kellogg's Corporate Citizenship Fund, a private trust established for charitable giving.

Other income (expense), net for the year-to-date period ended September 27, 2003 includes a credit of approximately $17 million related to favorable legal settlements; a charge of $8 million for a contribution to the Kellogg's Corporate Citizenship Fund; and a charge of $6.5 million to recognize the impairment of a cost-basis investment in an e-commerce business venture.


Note 4 Equity

Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company. Basic net earnings per share is reconciled to diluted net earnings per share as follows:

------------------------------------------------------------------------------------------------------
Quarter                                                                     Average            Net
(millions, except                                           Net             shares           earnings
per share data)                                           earnings        outstanding       per share
------------------------------------------------------------------------------------------------------
2004
       Basic                                                $247.0           412.4              $0.60
       Dilutive potential
          common shares                                          -             4.3              (0.01)
------------------------------------------------------------------------------------------------------
       Diluted                                              $247.0           416.7              $0.59
------------------------------------------------------------------------------------------------------
2003
       Basic                                                $231.3           408.3              $0.57
       Dilutive potential
          common shares                                          -             2.6              (0.01)
------------------------------------------------------------------------------------------------------
       Diluted                                              $231.3           410.9              $0.56
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Year-to-date                                                                Average            Net
(millions, except                                           Net             shares           earnings
per share data)                                           earnings        outstanding       per share
------------------------------------------------------------------------------------------------------
2004
       Basic                                                $704.2           411.7              $1.71
       Dilutive potential
          common shares                                          -             4.1              (0.02)
------------------------------------------------------------------------------------------------------
       Diluted                                              $704.2           415.8              $1.69
------------------------------------------------------------------------------------------------------
2003
       Basic                                                $599.1           407.6              $1.47
       Dilutive potential
          common shares                                          -             2.4              (0.01)
------------------------------------------------------------------------------------------------------
       Diluted                                              $599.1           410.0              $1.46
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

--------------------------------------------------------------------------------------------------
Quarter                                         Pre-tax         Tax (expense)           After-tax
(millions)                                      Amount           or benefit              amount
--------------------------------------------------------------------------------------------------
2004
Net earnings                                                                              $247.0
Other comprehensive income:
    Foreign currency translation adjustments      1.2               -                        1.2
    Cash flow hedges:
            Unrealized gain (loss) on
                cash flow hedges                 (5.8)             1.8                      (4.0)
            Reclassification to net earnings      3.0             (1.0)                      2.0
    Minimum pension liability adjustments         0.6               -                        0.6
---------------------------------------------------------------------------------------------------
                                                 (1.0)             0.8                      (0.2)
---------------------------------------------------------------------------------------------------
Total comprehensive income                                                                $246.8
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                 Pre-tax         Tax (expense)           After-tax
(millions)                                        Amount           or benefit              amount
---------------------------------------------------------------------------------------------------
2003
Net earnings                                                                              $231.3
Other comprehensive income:
    Foreign currency translation adjustments       2.0              -                        2.0
    Cash flow hedges:
            Unrealized gain (loss) on
                cash flow hedges                   1.8            (0.7)                      1.1
            Reclassification to net earnings       1.3            (0.5)                      0.8
    Minimum pension liability adjustments           -               -                         -
---------------------------------------------------------------------------------------------------
                                                   5.1            (1.2)                      3.9
---------------------------------------------------------------------------------------------------
Total comprehensive income                                                                $235.2
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
Year-to-date                                    Pre-tax         Tax (expense)           After-tax
(millions)                                      Amount           or benefit              amount
---------------------------------------------------------------------------------------------------
2004
Net earnings                                                                              $704.2
Other comprehensive income:
    Foreign currency translation adjustments      (9.1)              -                      (9.1)
    Cash flow hedges:
            Unrealized gain (loss) on
                cash flow hedges                  (8.0)             2.7                     (5.3)
            Reclassification to net earnings      13.4             (4.9)                     8.5
    Minimum pension liability adjustments         (5.4)             1.7                     (3.7)
---------------------------------------------------------------------------------------------------
                                                  (9.1)            (0.5)                    (9.6)
---------------------------------------------------------------------------------------------------
Total comprehensive income                                                                $694.6
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                 Pre-tax         Tax (expense)           After-tax
(millions)                                        Amount           or benefit              amount
---------------------------------------------------------------------------------------------------
2003
Net earnings                                                                               $599.1
Other comprehensive income:
    Foreign currency translation adjustments      35.5                 -                     35.5
    Cash flow hedges:
            Unrealized gain (loss) on
                cash flow hedges                 (14.2)               4.8                    (9.4)
            Reclassification to net earnings      10.5               (3.8)                    6.7
    Minimum pension liability adjustments           -                  -                       -
----------------------------------------------------------------------------------------------------
                                                  31.8                1.0                    32.8
----------------------------------------------------------------------------------------------------
Total comprehensive income                                                                 $631.9
----------------------------------------------------------------------------------------------------

Accumulated other comprehensive income (loss) as of September 25, 2004, and December 27, 2003, consisted of the following:
--------------------------------------------------------------------------------

                                                 September 25,   December 27,
(millions)                                           2004           2003
--------------------------------------------------------------------------------

Foreign currency translation adjustments            $ (415.1)  $ (406.0)
Cash flow hedges -- unrealized net loss                (48.7)     (51.9)
Minimum pension liability adjustments                 (275.0)    (271.3)
--------------------------------------------------------------------------------

Total accumulated other comprehensive income (loss) $ (738.8)  $ (729.2)
--------------------------------------------------------------------------------


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

Pension

---------------------------------------------------------------------------------------------------------------------------
                                                           Quarter ended                  Year-to-date period ended
(millions)                                       Sept. 25, 2004     Sept. 27, 2003    Sept. 25, 2004     Sept. 27, 2003
---------------------------------------------------------------------------------------------------------------------------
Service cost                                              $18.4           $16.8           $55.4             $50.6
Interest cost                                              38.2            37.7           114.5             113.3
Expected return on plan assets                            (58.4)          (56.0)         (175.1)           (168.2)
Amortization of unrecognized
    prior service cost                                      2.0             1.8             5.8               5.5
Recognized net (gain) loss                                 12.6             7.2            38.0              21.5
Curtailment and special termination benefits -
   net (gain) loss                                         (1.2)            2.1             0.6               6.1
---------------------------------------------------------------------------------------------------------------------------
Total pension expense - Company Plans                     $11.6            $9.6           $39.2             $28.8
---------------------------------------------------------------------------------------------------------------------------

Other nonpension postretirement

---------------------------------------------------------------------------------------------------------------------------
                                                           Quarter ended                   Year-to-date period ended
(millions)                                       Sept. 25, 2004     Sept. 27, 2003     Sept. 25, 2004    Sept. 27, 2003
---------------------------------------------------------------------------------------------------------------------------
Service cost                                              $3.0             $3.1             $9.0              $9.4
Interest cost                                             13.9             15.1             41.6              45.3
Expected return on plan assets                            (9.9)            (8.2)           (29.8)            (24.6)
Amortization of unrecognized
   prior service cost                                     (0.8)            (0.6)            (2.2)             (1.9)
Recognized net (gain) loss                                 3.7              3.0             11.1               9.2
Curtailment and special termination benefits -
   net (gain) loss                                         0.3                 -             0.3                 -
---------------------------------------------------------------------------------------------------------------------------
Postretirement benefit expense                           $10.2            $12.4            $30.0             $37.4
---------------------------------------------------------------------------------------------------------------------------

Postemployment

----------------------------------------------------------------------------------------------------------------------

                                                         Quarter ended                Year-to-date period ended

(millions)                                      Sept. 25, 2004    Sept. 27, 2003   Sept. 25, 2004    Sept. 27, 2003
----------------------------------------------------------------------------------------------------------------------
Service cost                                                $0.9             $0.8              $2.6              $2.3
Interest cost                                                0.4              0.5               1.4               1.5
Recognized net (gain) loss                                   0.9              0.8               2.6               2.3
----------------------------------------------------------------------------------------------------------------------
Postemployment benefit expense                              $2.2             $2.1              $6.6              $6.1
----------------------------------------------------------------------------------------------------------------------


Note 7 Operating segments

Kellogg Company is the world's leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, and meat alternatives. Kellogg products are manufactured and marketed globally. In recent years, the Company was managed in two major divisions - United States and International. During late 2003, the Company reorganized its geographic management structure to North America, Europe, Latin America, and Asia Pacific. This new organizational structure is the basis of the operating segment data presented below. The prior periods have been restated to conform to the current-period presentation. This restatement includes: 1) the combination of U.S. and Canadian results into North America, 2) the reclassification of certain U.S. export operations from U.S. to Latin America, and 3) the reallocation of certain selling, general, and administrative (SGA) expenses between Corporate and North America.

======================================================================================================
                                                                           Year-to-date   Year-to-date
                                      Quarter ended    Quarter ended       period ended   period ended
                                        Sept. 25,        Sept. 27,          Sept. 25,      Sept.27,
(millions)                                 2004            2003               2004           2003
======================================================================================================

Net sales
      North America                       $1,610.3          $1,525.6         $4,776.1        $4,533.4
      Europe                                 510.5             451.1          1,517.7         1,308.5
      Latin America                          192.9             181.5            547.1           497.0
      Asia Pacific (a)                       131.6             123.4            382.2           337.6
                                       ------------------------------    -----------------------------
      Consolidated                        $2,445.3          $2,281.6         $7,223.1        $6,676.5
                                       ==============================    =============================

------------------------------------------------------------------------------------------------------

Segment operating profit
      North America                         $317.4            $312.8           $906.4          $856.1
      Europe                                  97.1              86.8            275.5           227.6
      Latin America                           54.2              44.8            150.5           131.3
      Asia Pacific (a)                        19.4              16.8             62.2            54.0
      Corporate                              (31.3)            (30.4)           (79.2)          (76.7)
                                       ------------------------------    -----------------------------
      Consolidated                           456.8             430.8          1,315.4         1,192.3
                                       ==============================    =============================

(a) Includes Australia and Asia.

Note 8 Supplemental information on goodwill and other intangible assets

Selling, general, and administrative expense for the period ended September 25, 2004, includes impairment losses of $10.4 million to write off the remaining carrying value of certain intangible assets. As presented in the tables below, the total amount consists of $7.9 million attributable to a long-term licensing agreement in North America and $2.5 million of goodwill in Latin America.

----------------------------------------------------------------------------------------------------------------------------
Intangible assets subject to amortization:
----------------------------------------------------------------------------------------------------------------------------
(millions)                                            Gross carrying amount        Accumulated amortization
----------------------------------------------------------------------------------------------------------------------------
                                                  September 25,   December 27,    September 25,   December 27,
                                                      2004           2003             2004            2003
----------------------------------------------------------------------------------------------------------------------------
 Trademarks                                          $ 29.5         $ 29.5            $ 19.1          $ 18.3
 Other                                                 29.1           29.1              26.2            16.8
----------------------------------------------------------------------------------------------------------------------------
 Total                                               $ 58.6         $ 58.6            $ 45.3          $ 35.1
----------------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------------
                                                                                  September 25,     September 27,
Amortization expense (millions) (a):                                                 2004 (b)           2003
----------------------------------------------------------------------------------------------------------------------------
 Quarter                                                                               $ 8.6           $ 0.4
----------------------------------------------------------------------------------------------------------------------------
 Year-to-date                                                                         $ 10.2           $ 1.2
----------------------------------------------------------------------------------------------------------------------------

 (a) The currently estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately $3.0 million per year.
 (b) Includes impairment loss of approximately $7.9 million, as discussed above.

----------------------------------------------------------------------------------------------------------------------------
 Intangible assets not subject to amortization:
----------------------------------------------------------------------------------------------------------------------------
 (millions)                                        Total carrying amount
----------------------------------------------------------------------------------------------------------------------------
                                                September 25,    December 27,
                                                    2004            2003
----------------------------------------------------------------------------------------------------------------------------
 Trademarks                                       $ 1,404.0      $ 1,404.0
 Direct store door (DSD) delivery system              578.9          578.9
 Other                                                 28.3           28.0
----------------------------------------------------------------------------------------------------------------------------
 Total                                            $ 2,011.2      $ 2,010.9
----------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------
Changes in the carrying amount of goodwill for the year-to-date period ended
September 25, 2004:
----------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Consoli-
(millions)                                      North America         Europe      Latin America  Asia Pacific (c)    dated
 December 27, 2003                                $ 3,093.8            $ -             $ 2.5           $ 2.1      $ 3,098.4
 Purchase accounting adjustments                       (0.9)             -                 -               -           (0.9)
 Impairments                                              -              -              (2.5)              -           (2.5)
 Foreign currency remeasurement impact and other          -              -                 -            (0.1)          (0.1)
----------------------------------------------------------------------------------------------------------------------------
 September 25, 2004                               $ 3,092.9            $ -               $ -           $ 2.0      $ 3,094.9
----------------------------------------------------------------------------------------------------------------------------

(c) Includes Australia and Asia.

                                 KELLOGG COMPANY

                         PART I - FINANCIAL INFORMATION


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Overview
Kellogg Company is the world's leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, and meat alternatives. Kellogg products are manufactured and marketed globally. In recent years, we managed our operations in two major divisions - United States and International. In late 2003, we reorganized our geographic management structure to North America, Europe, Latin America, and Asia Pacific. This new organizational structure is the basis of the operating segment data presented in this report.

For the quarter ended September 25, 2004, the Company reported net earnings per share of $.59, a 5% increase over the prior-period amount of $.56. Consolidated net sales and net earnings each grew 7%, with operating profit up 6%. These results were achieved despite higher commodity costs, increased brand-building expenditures, and significant up-front charges related to cost-reduction initiatives. The current-quarter results contributed to strong year-to-date performance, with net earnings and earnings per share growth of 18% and 16%, respectively.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2004 versus 2003:

-----------------------------------------------------------------------------------------------------------------------
(dollars in millions)                        North America   Europe       Latin        Asia      Corporate    Consoli-
                                                                         America    Pacific (b)                dated
-----------------------------------------------------------------------------------------------------------------------
2004 net sales                                 $ 1,610.3     $ 510.5      $ 192.9     $ 131.6        $   -     $2,445.3
-----------------------------------------------------------------------------------------------------------------------
2003 net sales (a)                             $ 1,525.6     $ 451.1      $ 181.5     $ 123.4        $   -     $2,281.6
-----------------------------------------------------------------------------------------------------------------------
% change - 2004 vs. 2003:
      Volume (tonnage)                              2.5%       -1.6%         6.0%       -3.3%           -          1.8%
      Pricing/mix                                   2.6%        4.0%         5.0%        3.6%           -          3.0%
-----------------------------------------------------------------------------------------------------------------------
Subtotal - internal business                        5.1%        2.4%        11.0%        0.3%           -          4.8%

      Foreign currency impact                       0.5%       10.8%        -4.7%        6.2%           -          2.4%
-----------------------------------------------------------------------------------------------------------------------
Total change                                        5.6%       13.2%         6.3%        6.5%           -          7.2%
-----------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------
(dollars in millions)                        North America   Europe       Latin        Asia      Corporate    Consoli-
                                                                         America    Pacific (b)                dated
-----------------------------------------------------------------------------------------------------------------------
2004 operating profit                            $ 317.4      $ 97.1       $ 54.2      $ 19.4    $ (31.3)      $ 456.8
-----------------------------------------------------------------------------------------------------------------------
2003 operating profit (a)                        $ 312.8      $ 86.8       $ 44.8      $ 16.8    $ (30.4)      $ 430.8
-----------------------------------------------------------------------------------------------------------------------
% change - 2004 vs. 2003:
      Internal business                             1.0%        0.2%        26.5%        8.7%       -2.6%         3.7%
      Foreign currency impact                       0.5%       11.6%        -5.8%        6.1%        0.0%         2.3%
-----------------------------------------------------------------------------------------------------------------------
Total change                                        1.5%       11.8%        20.7%       14.8%       -2.6%         6.0%
-----------------------------------------------------------------------------------------------------------------------

(a) 2003 results were restated to conform to 2004 operating segment presentation as follows: 1) U.S. and Canadian results combined into North America, 2) certain U.S. export operations reclassified from U.S. to Latin America, and 3) certain SGA expenditures reallocated between Corporate and North America.
(b)   Includes Australia and Asia.

During the third quarter of 2004, consolidated net sales increased 7%. Internal net sales (which excludes the impact of currency and, if applicable, acquisitions, dispositions, and shipping day differences) grew approximately 5%, which was on top of a similar rate of growth in the year-ago period. During the quarter, successful innovation and brand-building investment continued to drive growth in most of our businesses.

North America reported net sales growth of approximately 6%, with internal growth across all major product groups. Internal net sales of our North America retail cereal business increased approximately 1%, against a difficult comparative growth rate of 10% in the prior-year period. Successful innovation and consumer promotion activities supported continued sales growth and category share gains in both the United States and Canada. Internal net sales of our North America retail snacks business increased 9%, with all components of our snacks portfolio (wholesome snacks, cookies, crackers, and toaster pastries) contributing to that growth. We believe the strong performance of our snacks business this quarter was due primarily to successful product and packaging innovation, combined with effective execution in our direct store-door delivery system. Internal net sales of our North America frozen and specialty channel (which includes food service, vending, convenience, drug stores, and custom manufacturing) businesses collectively increased approximately 6%.

Net sales in our European operating segment increased 13%, comprised of favorable foreign exchange movements of 11% and internal sales growth of 2%. Internal sales growth for the quarter was lower than the 4% year-to-date growth, due, in part, to the timing of promotional campaigns and new-product introductions in our UK cereal business. Sales of our snack products within the region continued to grow at a strong double-digit rate.

Continued strong performance in Latin America resulted in net sales growth of 6%, with internal net sales growth of 11% more than offsetting unfavorable foreign currency movements. Most of this growth was due to very strong price/mix and tonnage improvements in both cereal and snack sales by our Mexican business unit.

Net sales in our Asia Pacific operating segment increased 6% due to favorable foreign currency movements, with internal net sales performance essentially flat. Performance was weakened by the continuing effects of negative publicity on sugar-containing products in Korea and competitive conditions in Australia.

Consolidated operating profit increased 6% during the quarter, with internal growth of approximately 4%. This internal growth was achieved despite increased brand-building expenditures, intangibles impairment losses of over $10 million (refer to Note 8 within Notes to Consolidated Financial Statements), and sharply higher commodity costs. Furthermore, as discussed in the "Cost-reduction initiatives" section below, we are absorbing a significant amount of up-front costs during 2004.


The following tables provide an analysis of net sales and operating profit performance for the year-to-date period ended September 25, 2004, versus the comparable prior-year period:

----------------------------------------------------------------------------------------------------------------------
                                                 North                    Latin       Asia                    Consoli-
(dollars in millions)                           America     Europe       America     Pacific(b)  Corporate     dated
----------------------------------------------------------------------------------------------------------------------
2004 net sales                                 $4,776.1    $1,517.7      $ 547.1     $ 382.2         $ -     $7,223.1
----------------------------------------------------------------------------------------------------------------------
2003 net sales (a)                             $4,533.4    $1,308.5      $ 497.0     $ 337.6         $ -     $6,676.5
----------------------------------------------------------------------------------------------------------------------
% change - 2004 vs. 2003:
      Volume (tonnage)                             1.8%        0.3%         8.4%       -0.7%           -         2.0%
      Pricing/mix                                  3.1%        3.9%         5.8%        2.1%           -         3.3%
----------------------------------------------------------------------------------------------------------------------
Subtotal - internal business                       4.9%        4.2%        14.2%        1.4%           -         5.3%
      Foreign currency impact                      0.5%       11.8%        -4.1%       11.8%           -         2.9%
----------------------------------------------------------------------------------------------------------------------
Total change                                       5.4%       16.0%        10.1%       13.2%           -         8.2%
----------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
                                                 North                    Latin       Asia                    Consoli-
(dollars in millions)                           America     Europe       America     Pacific(b)  Corporate     dated
----------------------------------------------------------------------------------------------------------------------
2004 operating profit                           $ 906.4     $ 275.5      $ 150.5      $ 62.2     $ (79.2)    $1,315.4
----------------------------------------------------------------------------------------------------------------------
2003 operating profit (a)                       $ 856.1     $ 227.6      $ 131.3      $ 54.0     $ (76.7)    $1,192.3
----------------------------------------------------------------------------------------------------------------------
% change - 2004 vs. 2003:
      Internal business                            5.3%        8.4%        19.4%        1.5%       -3.0%         7.4%
      Foreign currency impact                      0.6%       12.6%        -4.9%       13.6%        0.0%         2.9%
----------------------------------------------------------------------------------------------------------------------
Total change                                       5.9%       21.0%        14.5%       15.1%       -3.0%        10.3%
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

Cost-reduction initiatives
To position our Company for sustained reliable growth in earnings and cash flow for the long term, we are undertaking a series of cost-reduction initiatives. Continuing from 2003 are various manufacturing capacity rationalization and efficiency initiatives in our North American and European operating segments. Initiatives commenced in the first and second quarters of 2004 include 1) global roll-out of our SAP information technology system, 2) reorganization of pan-European operations, 3) consolidation of U.S. veggie foods manufacturing operations, and 4) relocation of our U.S. snacks business unit to Battle Creek, Michigan. Additional initiatives are still in the planning stages and individual actions are being announced as plans are finalized.

Related to commenced projects, we expect to incur approximately $125 million of up-front cash expenditures and asset write-offs to complete these initiatives, the majority of which is being recognized in earnings during 2004. These costs are included in our 2004 consolidated performance target of high single-digit growth in net earnings per share, as well as our projections for full-year cash flow. Additional information on individual projects is contained in Note 2 to Consolidated Financial Statements.

Taking into account the incremental costs of all in-process initiatives, we recorded total charges of approximately $32 million for the quarter and $61 million for the year-to-date period ended September 25, 2004. Approximately 50% of the year-to-date charges were comprised of asset write-offs, with the remainder consisting of severance, relocation, consulting, and other cash costs. Approximately 50% of the year-to-date charges were recorded in cost of goods sold, with the balance recorded in selling, general, and administrative (SGA) expense. The year-to-date charges impacted our operating segments as follows (in millions): North America-$31, Europe-$30.

Cost of goods sold for the quarter ended September 27, 2003 included charges of approximately $11 million for asset write-offs and exit costs associated with all in-process cost-reduction initiatives. The third quarter 2003 charges were comprised of approximately $6 million for a plant closure-related impairment loss in Argentina, $3 million for equipment disposals in our U.S. snacks business, and $2 million for plant closure-related costs in Australia. For the year-to-date period, cost of goods sold also included charges of approximately $15 million, attributable primarily to equipment disposals in our U.S. snacks business.

Margin performance

Margin performance for the third quarter and year-to-date periods of 2004 versus 2003 was:

---------------------------------------------------------------------------------------
                                                                               Change
                                                                              vs. prior
Quarter                                                 2004        2003     year (pts.)
---------------------------------------------------------------------------------------
Gross margin                                           46.1%       45.3%           0.8
---------------------------------------------------------------------------------------
SGA% (a)                                              -27.4%      -26.4%          -1.0
---------------------------------------------------------------------------------------
Operating margin                                       18.7%       18.9%          -0.2
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------
Year-to-date                                            2004        2003        Change
---------------------------------------------------------------------------------------
Gross margin                                           44.9%       44.4%           0.5
---------------------------------------------------------------------------------------
SGA% (a)                                              -26.7%      -26.5%          -0.2
---------------------------------------------------------------------------------------
Operating margin                                       18.2%       17.9%           0.3
---------------------------------------------------------------------------------------

(a) Selling, general, and administrative expense as a percentage of net sales.



Year-over-year, our consolidated gross margin increased 80 basis points for the quarter and 50 basis points year-to-date. Our strong sales growth continued to produce significant operating leverage. This factor, combined with mix improvements and productivity savings, offset the unfavorable impact of higher commodity costs, as well as charges associated with our cost-reduction initiatives. For the full year of 2004, we expect continued pressure from commodity prices and our investment in cost-reduction initiatives to limit gross margin expansion, resulting in only a modest increase versus the full-year 2003 level of 44.4%.

Interest expense
Interest expense for the year-to-date period was $230.5 million, down 14% from the prior-period amount of $268.5 million. We currently expect total year 2004 interest expense of approximately $315 million, down from the total year 2003 amount of $371.4 million, due primarily to continuing pay-down of our debt balances and lower interest rates on refinancings.

Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense), net for the year-to-date period was a loss of $9.8 million versus a gain of $2.2 million in the prior-year period. The current-period amount includes a charge of approximately $8 million for a contribution to the Kellogg's Corporate Citizenship Fund, a private trust established for charitable giving. The prior-period amount includes a credit of approximately $17 million related to favorable legal settlements; a charge of $8 million for a contribution to the Kellogg's Corporate Citizenship Fund; and a charge of $6.5 million to recognize the impairment of a cost-basis investment in an e-commerce business venture.

Income taxes
The consolidated effective income tax rate for the year-to-date period was 34.5% versus 35.3% for the comparable prior-year period and 32.7% for the full year of 2003. (The 2003 rate included over 200 basis points of single-event benefits.) In October 2004, the American Jobs Creation Act of 2004 (the "Act") was enacted. This legislation implements a one-year reduced income tax rate on repatriation of foreign earnings and a phased-in tax deduction related to profits from domestic manufacturing activities. We are currently reviewing the impact of this legislation on our Company. Uncertainties currently exist regarding implementation and U.S. GAAP presentation of certain of the Act's provisions. Without regard to the potential future impacts of the Act, we currently expect a full-year 2004 effective income tax rate of 34-35%.


Liquidity and capital resources

Our principal source of liquidity is operating cash flow resulting from net earnings, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

Our measure of year-to-date 2004 cash flow (defined as net cash provided by operating activities reduced by expenditures for property additions) was $859.6 million compared to $861.8 million in the prior-year period. We use this measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchases. Our cash flow metric is reconciled to GAAP-basis operating cash flow as follows:

-----------------------------------------------------------------------------------------------------
                                                           Year-to-date period ended          Change
                                                       ----------------------------------     versus
                                                       September 25,        September 27,     prior
(millions)                                                2004                  2003           year
-----------------------------------------------------------------------------------------------------
Net cash provided by operating activities                 $1,029.1             $983.0
Additions to properties                                     (169.5)            (121.2)
-----------------------------------------------------------------------------------------------------
Cash flow                                                   $859.6             $861.8          -0.3%
-----------------------------------------------------------------------------------------------------

Our 2004 year-to-date cash flow was approximately even with the prior-year amount, as the cash flow improvement from net earnings growth was offset by a significant increase in benefit plan contributions and higher capital spending. For the year ended September 25, 2004, average core working capital (inventory and trade receivables less trade payables) as a percentage of net sales was 7.5%, compared with 8.2% for the year ended December 27, 2003. For the full year of 2004, we expect modest improvement in our core working capital metric, expenditures for property additions of about 3% of net sales, and cash flow of $925 million to $1.0 billion.

In December 2003, our Board of Directors authorized management to repurchase up to $300 million of Kellogg common stock during 2004. Under this authorization, we paid $229.3 million to repurchase approximately 5.8 million shares during the year-to-date period ended September 25, 2004.

In January 2004, we repaid $500 million of maturing seven-year Notes, replacing these Notes with short-term debt. During the full year of 2004, we currently intend to reduce our total outstanding debt by at least $300 million.

Citing lower debt levels and strong operating performance, both Standard & Poor's (S&P) and Moody's Investor Services have recently raised their credit ratings on our Company's senior unsecured debt. In August 2004, S&P upgraded its rating from BBB to BBB+, and in October 2004, Moody's upgraded from Baa2 to Baa1. Within these organizations' systems, these credit ratings generally indicate medium-grade obligations, currently exhibiting adequate protection parameters. Our investors should be aware that a security rating is not a recommendation to buy, sell or hold securities, that it may be subject to revision or withdrawal at any time by the assigning rating organization, and that each rating should be evaluated independently of any other rating.


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


Future outlook

Our long-term annual growth targets are low single-digit for internal net sales and high single-digit for net earnings per share. In general, we expect 2004 results to be modestly above these targets due primarily to strong business momentum and favorable foreign exchange movements.

We began 2004 with several important challenges, including expectations for increased commodity prices, higher employee benefit costs, and a sales decline for the cookie portion of our U.S. snacks business. As a result of various cost containment initiatives, the enactment of Medicare Part D, and other factors, we now believe our employee benefit costs will be approximately even with the prior year. Despite continued sluggishness in the category, our cookie sales have recently outperformed our expectations. However, we continue to expect sharply increased commodity costs for the full year of 2004. In addition, we remain committed to growing our brand-building investment at approximately twice the rate of sales growth, and expect to meet that long-term target during 2004. Lastly, we will continue to incur up-front costs related to cost-reduction initiatives during the remainder of 2004 and into 2005.


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


As of September 25, 2004, management carried out an evaluation under the supervision and with the participation of the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at a reasonable level of assurance.


During the last fiscal quarter, except as indicated below, there have been no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As has been previously reported, the Company is in the process of rolling out its SAP information technology system on a global basis and implementing a major initiative to improve the organizational design and effectiveness of pan-European operations. In connection with these activities, the Company transitioned a portion of its European operations to the SAP information technology system during the last fiscal quarter. Management does not, however, currently believe that this has adversely affected the Company's internal control over financial reporting.

                                 KELLOGG COMPANY

                           PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

(e) Issuer Purchases of Equity Securities

(millions, except per share data)

----------------------- --------------------- -------------------- --------------------- --------------------
                                                                     (c) Total Number        (d) Approximate
                                                                        of Shares            Dollar Value of
                                                                       Purchased as          Shares that May
                                                                     Part of Publicly             Yet Be
                          (a) Total Number                              Announced            Purchased Under
                             of Shares          (b) Average Price       Plans or               the Plans or
        Period               Purchsed            Paid per Share         Programs                 Programs
----------------------- --------------------- -------------------- --------------------- --------------------
Month #1:                          .6               $40.04                   .6                $115.6
6/27/04-7/24/04
----------------------- --------------------- -------------------- --------------------- --------------------
Month #2:                        1.0                 39.83                  1.0                   77.0
7/25/04-8/21/04
----------------------- --------------------- -------------------- --------------------- --------------------
Month #3:                         .7                 41.62                   .7                   70.7
8/22/04-9/25/04
----------------------- --------------------- -------------------- --------------------- --------------------
Total (1)                       2.3                  40.41                 2.3
----------------------- --------------------- -------------------- --------------------- --------------------

(1) Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:
    a. Approximately 1.7 million shares were purchased in open-market transactions under a program authorized by the Company's Board of Directors to repurchase for general corporate purposes up to $300 million in Kellogg common stock during 2004. This repurchase program was publicly announced in a press release on December 18, 2003.
    b. Approximately .6 million shares were purchased from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described on pages 41-42 of the Company's 2003 Annual Report to Shareholders, filed as exhibit 13.01 to the Company's 2003 Form 10-K.

Item 5. Other Information.

As previously disclosed, as part of our regular compensation program, Kellogg Company currently makes grants of stock options, restricted shares and performance units to employees (including executive officers) and stock options to non-employee directors in accordance with established programs described in our proxy statement for the annual share owners meeting. The grants are made pursuant to our 2003 Long-Term Incentive Plan and our 2000 Non-Employee Director Stock Plan, copies of which are on file with the SEC. With this Form 10-Q, the Company is filing copies of the form of individual award agreements typically used in connection with such grants. Individual grants have been, and will continue to be, reported on SEC Forms 3, 4 and 5 and, in the case of named executive officers, in our proxy statement.

During the quarter covered by this report and prior to the filing of the form of award agreements included herein, Kellogg Company granted stock options through the accelerated ownership feature described below to the following named executive officers:

On August 27, 2004, Carlos M. Gutierrez exercised approximately 420,000 non-qualified stock options containing an accelerated ownership feature (AOF) and used approximately 365,000 shares of Kellogg Company stock owned to pay for the exercise price and taxes owed. An option containing an AOF feature provides the optionee with another option to purchase, at the then-current market price and for the remaining term of the original option, that number of company shares used to exercise the original options or pay taxes owed in connection with the exercise of the options. Because his original options contained an AOF feature, Mr. Gutierrez received non-qualified stock options for approximately 365,000 shares at $41.96, the then-current market price of Kellogg Company stock, and for the remaining terms of the original options, but otherwise with the same provisions as the original options.

On September 3, 2004, Jeffrey W. Montie exercised approximately 49,000 non-qualified stock options containing an AOF feature, using approximately 40,000 shares of Kellogg Company stock owned to pay for the exercise price and taxes owed. He received non-qualified options for approximately 40,000 shares at $42.80, the then-current market price of Kellogg Company stock, and for the remaining terms of the original options, but otherwise with the same provisions as the original options.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

10.1     Separation Agreement between the Company and King T. Pouw
10.2     Amendment of 2003 Employment Agreement between the Company and
         Alan Harris
10.3     Retention Agreement between the Company and David Mackay
10.4 Form of Non-Qualified Option Agreement for Senior Executives under 2003 Long-Term Incentive Plan.
10.5     Form of Restricted Stock Grant Award under 2003 Long-Term Incentive
         Plan.
10.6 Form of Non-Qualified Option Agreement for Non-Employee Directors under 2000 Non-Employee Director Stock Plan
31.1     Rule 13a-14(e)/15d-14(a) Certification from Carlos M. Gutierrez
31.2     Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa
32.1     Section 1350 Certification from Carlos M. Gutierrez
32.2     Section 1350 Certification from Jeffrey M. Boromisa



(b) Reports on Form 8-K:

         The Company furnished a Report on Form 8-K dated July 26, 2004 for its second quarter 2004 results, in which it furnished a press release announcing those results under item 12 of such Report.

         The Company furnished a Report on Form 8-K dated October 25, 2004 for its third quarter 2004 results, in which it furnished a press release announcing those results under item 2.02 of such Report.

                                 KELLOGG COMPANY

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               KELLOGG COMPANY



                               /s/ J.M. Boromisa
                               -------------------------------

                               J.M. Boromisa
                               Principal Financial Officer;
                               Senior Vice President - Chief Financial Officer


                               /s/ A.R. Andrews
                               -------------------------------

                               A.R. Andrews
                               Principal Accounting Officer;
                               Vice President - Corporate Controller

Date:  November 1, 2004

                                 KELLOGG COMPANY

                                  EXHIBIT INDEX


                                                                 Electronic (E)
                                                                 Paper (P)
                                                                 Incorp. By
Exhibit No.                Description                           Ref. (IBRF)

10.1   Separation Agreement between the Company and
       King T. Pouw                                                     E

10.2   Amendment of 2003 Employment Agreement between
       the Company and Alan Harris                                      E

10.3   Retention Agreement between the Company and David Mackay         E

10.4   Form of Non-Qualified Option Agreement for Senior Executives
       under 2003 Long-Term Incentive Plan.                             E

10.5   Form of Restricted Stock Grant Award under 2003 Long-Term
       Incentive Plan                                                   E

10.6   Form of Non-Qualified Option Agreement for Non-Employee
       Directors under 2000 Non-Employee Director Stock Plan            E


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