Form 10-K
period 2005-01-01
KELLOGG CO
filed 2005-03-14
CIK 55067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT of 1934
For the Fiscal Year Ended January 1, 2005
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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]          No [ ]
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [ ]
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes [X]          No [ ]
      The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that the W.K. Kellogg Foundation Trust, directors and executive officers may be affiliates) was approximately $12 billion, as determined by the June 25, 2004 closing price of $41.17 for one share of common stock, as reported for the New York Stock Exchange — Composite Transactions.
      As of March 1, 2005, 414,371,908 shares of the common stock of the registrant were issued and outstanding.
      Portions of the registrant’s Annual Report to Share Owners for the fiscal year ended January 1, 2005 are incorporated by reference into Part I, II, and Part IV of this Report.
      Portions of the registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Share Owners to be held April 29, 2005 are incorporated by reference into Part III of this Report.
      The Exhibit Index starts on page 18.

PART I
PART II
PART III
PART IV
SCHEDULE II -- VALUATION RESERVES (In millions)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
SIGNATURES
EXHIBIT INDEX
Five Year Credit Facility dated as of November 24, 2004
Employment Letter between James M. Jenness
Separation Agreement between the Company and Carlos Gutierrez
2003 Long-Term Incentive Plan
Annual Incentive Plan
2005-2007 Executive Performance Plan
2003-2005 Executive Performance Plan
First Amendment to the Key Executive Benefits Plan
Annual Report to Share Owners for the Fiscal Year
Domestic and Foreign Subsidiaries
Consent of Independent Registered Public Accounting Firm
Powers of Attorney Authorizing Gary H. Pilnick
Rule 13a-14(a)/15d-14(a) Certification by James M. Jenness
Rule 13a-14(a)/15d-14(a) Certification by Jeffrey Boromisa
Section 1350 Certification by James M. Jenness
Section 1350 Certification by Jeffrey Boromisa

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
      In March, 2001, the Company acquired Keebler Foods Company in a cash transaction valued at $4.56 billion.
      Financial Information About Segments. The information called for by this Item is incorporated herein by reference from Note 14 to the Consolidated Financial Statements on pages 50 and 51 of the Company’s Annual Report.
      Principal Products. The principal products of the Company are ready-to-eat cereals and convenience foods, such as cookies, crackers, toaster pastries, cereal bars, frozen waffles and meat alternatives. These products were, as of January 1, 2005, manufactured by the Company in 17 countries and marketed in more than 180 countries. The Company’s cereal products are generally marketed under the Kellogg’s name and are sold principally to the grocery trade through direct sales forces for resale to consumers. The Company uses broker and distribution arrangements for certain products. It also generally uses these, or similar arrangements, in less-developed market areas or in those market areas outside of its focus.
      The Company also markets cookies, crackers, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Murray, Austin and Famous Amos, to supermarkets in the United States through a direct store-door (DSD) delivery system, although other distribution methods are also used.
      Additional information pertaining to the relative sales of the Company’s products for the years 2002 through 2004 is found in Note 14 to the Consolidated Financial Statements on pages 50 and 51 of the Company’s Annual Report.
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
      Trademarks and Technology. Generally, the Company’s products are marketed under trademarks it owns. The Company’s principal trademarks are its housemarks, brand names, slogans, and designs related to cereals and convenience foods manufactured and marketed by the Company, with the Company also licensing third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals and convenience foods and other products of the Company, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Complete Bran Flakes, Complete Wheat Flakes, Cocoa Rice Krispies, Cinnamon Crunch Crispix, Common Sense, Corn Pops, Cruncheroos, Kellogg’s Corn Flakes, Cracklin’ Oat Bran, Crispix, Froot Loops, Kellogg’s Frosted Flakes, Frosted Mini-Wheats, Frosted Krispies, Just Right, Kellogg’s Low Fat Granola, Nut & Honey Crunch, Mueslix, Nutri-Grain, Product 19, Kellogg’s Raisin Bran, Rice Krispies, Raisin Bran Crunch, Smacks, Smart Start, Special K, Special K Red Berries, and Kellogg’s Honey Crunch Corn Flakes in the United States and elsewhere; Zucaritas, Choco Zucaritas, Sucrilhos, Sucrilhos Chocolate, Sucrilhos Banana, Vector, Musli, and Choco Krispis for cereals in Latin America; Vive and Vector in Canada; Choco Pops, Chocos, Frosties, Muslix, Fruit ’n’ Fibre, Kellogg’s Crunchy Nut Corn Flakes, Kellogg’s Crunchy Nut Red Corn Flakes, Honey Loops, Kellogg’s Extra, Sustain, Mueslix, Country Store, Ricicles, Smacks, Start, Smacks Choco Tresor, Pops, and Optima for cereals in Europe; and Cerola, Sultana Bran, Supercharged, Chex, Frosties, Goldies, Rice Bubbles, Kellogg’s Iron Man Food, and BeBig for cereals in Asia and Australia. Additional Company trademarks are the names of certain combinations of Kellogg’s ready-to-eat cereals, including Handi-Pak, Snack-Pak, Snack-A-Longs, Fun Pak, Jumbo, and Variety Pak. Other Company brand names include Kellogg’s Corn Flake Crumbs; Croutettes for herb season stuffing mix; Kuadri-Krispies, Zucaritas, Special K, and Crusli for cereal bars, Keloketas for cookies, Komplete for biscuits; and Kaos for snacks in Mexico and elsewhere in Latin America; Pop-Tarts Pastry Swirls for toaster danish; Pop-Tarts and Pop-Tarts Snak-Stix for toaster pastries; Eggo, Special K, Waf-fulls, and Nutri-Grain for frozen waffles and pancakes; Rice Krispies Treats for baked snacks and convenience foods; Rice Krispies Treats Krunch for popcorn; Nutri-Grain, Nutri-Grain Muffin Bars, Nutri-Grain Minis and Nutri-Grain Twists for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Day Dawn, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Nutri-Grain Squares, Nutri-Grain Elevenses, and Rice Krispies Squares for convenience foods in Europe; Winders for fruit snacks in the United Kingdom; Kellogg’s Krave for refueling snack bars; Kashi for certain cereals, nutrition bars, and mixes; Vector for meal replacement products; and Morningstar Farms, Loma Linda, Natural Touch, and Worthington for certain meat and egg alternatives.
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
      Working Capital. Although terms vary around the world and by business types, in the United States the Company generally has required payment for goods sold eleven or sixteen days subsequent to the date of invoice as 2% 10/net 11 or 1% 15/net 16. Receipts from goods sold, supplemented as required by borrowings, provide for the Company’s payment of dividends, capital expansion, and for other operating expenses and working capital needs.
      Customers. The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 14% of consolidated net sales during 2004, comprised principally of sales within the United States. At January 1, 2005, approximately 11% of the Company’s consolidated receivables balance and 19% of the Company’s U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. During 2004, the Company’s top five customers, collectively, accounted for approximately 26% of the Company’s consolidated net sales and approximately 32% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry in recent years and the Company believes that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact the Company’s sales and profits, the Company does not anticipate that this will occur to a significant extent due to the consumer demand for the Company’s products and the Company’s relationships with its customers. Products of the Company have been generally sold through its own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.
      Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at January 1, 2005, and December 27, 2003, was not material to the Company.
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
      Research and Development. Research to support and expand the use of the Company’s existing products and to develop new food products is carried on at the W.K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. The Company’s expenditures for research and development were approximately $148.9 million in 2004, $126.7 million in 2003 and $106.4 million in 2002.

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
      Employees. At January 1, 2005, the Company had approximately 25,000 employees.
      Financial Information About Geographic Areas. The information called for by this Item is incorporated herein by reference from Note 14 to the Consolidated Financial Statements on pages 50 and 51 of the Company’s Annual Report.
      Executive Officers. The names, ages, and positions of the executive officers of the Company (as of February 8, 2005) are listed below together with their business experience. Executive officers are generally elected annually by the Board of Directors at the meeting immediately prior to the Annual Meeting of Share Owners.
James M. Jenness
Chairman of the Board and Chief Executive Officer 58
      Mr. Jenness has been Chairman and Chief Executive Officer of the Company since February 2005 and has served as a director of the Company since 2000. He was Chief Executive Officer of Integrated Merchandising Systems, LLC, a leader in outsource management of retail promotion and branded merchandising from 1977 to December 2004. Before joining Integrated Merchandising Systems, Mr. Jenness served as Vice Chairman and Chief Operating Officer of the Leo Burnett Company from 1996 to 1997.
A. D. David Mackay
President and Chief Operating Officer 49
      Mr. Mackay joined Kellogg Australia in 1985 and held several positions with Kellogg USA and Kellogg Australia and New Zealand before leaving Kellogg in 1992. He rejoined Kellogg Australia in 1998 as managing director and was appointed managing director of Kellogg United Kingdom and Republic of Ireland later in 1998. He was named Senior Vice President and President, Kellogg USA in July 2000, Executive Vice President in November 2000, and President and Chief Operating Officer in September 2003.
John A. Bryant
Executive Vice President and President, Kellogg International 39
      Mr. Bryant joined Kellogg Company in March 1998, working in support of the global strategic planning process. He served as Vice President — Kellogg North America Strategy Development/ Business Understanding and, in October 1998, was named Vice President — Financial Planning, Cereal. In 2000, Mr. Bryant also served as Vice President, Trade Marketing and as a member of the sales leadership team for Kellogg USA. He was appointed Senior Vice President and Chief Financial Officer, Kellogg USA, in August 2000, was appointed Chief Financial Officer in February 2002 and was appointed Executive Vice President later in 2002. He also assumed responsibility for the Natural and Frozen Foods Division, Kellogg USA, in September 2003. He was appointed to his current position in June 2004.
Alan F. Harris
Executive Vice President and Chief Marketing and Customer Officer 50
      Mr. Harris joined Kellogg Company of Great Britain Limited in 1984. In 1994, he was promoted to Executive Vice President — Marketing and Sales, Kellogg USA. Mr. Harris was promoted to Executive Vice

President and President, Kellogg Latin America in 1997. He was appointed Executive Vice President and President, Kellogg Europe in 1999, was named Executive Vice President and President, Kellogg International, in October 2000 and was named to his current position in October 2003.
Jeffrey W. Montie
Executive Vice President and President, Kellogg North America 43
      Mr. Montie joined Kellogg Company in 1987 as a brand manager in the U.S. ready-to-eat cereal (RTEC) business and held assignments in Canada, South Africa and Germany, and then served as Vice President, Global Innovation for Kellogg Europe before being promoted to Vice President and General Manager, RTEC, Kellogg USA in December 1999 and then Senior Vice President, RTEC, Kellogg USA in February 2000. In December 2000, Mr. Montie was promoted to President, Morning Foods Division of Kellogg USA and, in August 2002, to Senior Vice President, Kellogg Company. Mr. Montie has been Executive Vice President of Kellogg Company, President of the Morning Foods Division of Kellogg North America since September 2003 and President of Kellogg North America since July 2004.
Donna J. Banks
Senior Vice President — Worldwide Product Innovation and Operations 48
      Dr. Banks joined the Company in 1983. She was appointed to Senior Vice President, Research and Development in 1997, to Senior Vice President, Global Innovation in 1999 and to Senior Vice President, Research, Quality and Technology in 2000. She was appointed to her current position in June 2004.
Jeffrey M. Boromisa
Senior Vice President and Chief Financial Officer 49
      Mr. Boromisa joined Kellogg Company in 1981 as a senior auditor. He served in various financial positions until he was named Vice President — Purchasing of Kellogg North America in 1997. In November 1999, Mr. Boromisa was promoted to Vice President and Corporate Controller of Kellogg Company and in 2002, he was promoted to Senior Vice President. He assumed his current position in June 2004.
Celeste Clark
Senior Vice President, Corporate Affairs 51
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
Gary Pilnick
Senior Vice President, General Counsel, Corporate Development and Secretary 40
      Mr. Pilnick was appointed Senior Vice President, General Counsel and Secretary in August 2003 and assumed responsibility for Corporate Development in June 2004. He joined the Company as Vice President — Deputy General Counsel and Assistant Secretary in September 2000 and served in that position until August 2003. Before joining the Company, he served as Vice President and Chief Counsel of Sara Lee Branded Apparel and as Vice President and Chief Counsel, Corporate Development and Finance at Sara Lee Corporation.
Alan R. Andrews
Vice President and Corporate Controller 48
      Mr. Andrews joined Kellogg Company in 1982. He served in various financial roles before relocating to China as general manager of Kellogg China in 1993. He subsequently served in several leadership innovation and finance roles before being promoted to Vice President, International Finance, Kellogg International in 2000. In 2002, he was appointed to Assistant Corporate Controller and assumed his current position in June 2004.

Annuciata Cerioli
Vice President — Human Resources 43
      Ms. Cerioli joined Kellogg Company in 1990 and had significant positions within the Company’s operations and supply chain before being promoted to director of the Company’s supply chain in Australia/ New Zealand in 2003. She was appointed to her current position in May 2004.
      Availability of Reports; Website Access. Our internet address is http://www.kelloggcompany.com and through “Investor Relations — Financial Reports — SEC Filings” on our home page, we make available free of charge our proxy statements, our annual report on Form 10-K, our quarterly reports on Form  10-Q, our current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.
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
      This Report contains, or incorporates by reference, “forward-looking statements” with projections concerning, among other things, the Company’s strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation opportunities; asset write-offs and expenditures and costs related to productivity initiatives; the impact of accounting changes and significant accounting estimates; the Company’s ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis incorporated by reference. The Company’s actual results or activities may differ materially from these predictions. The Company’s future results could be affected by a variety of other factors, including the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices, and labor costs; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors; and, business disruption or other losses from war, terrorist acts, or political unrest. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 2.	Properties
      The Company’s corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.
      The Company operated, as of January 31, 2005, manufacturing plants and warehouses totaling more than 19 million (19,000,000) square feet of building area in the United States and other countries. The Company’s plants have been designed and constructed to meet its specific production requirements, and the Company periodically invests money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of other Company plants producing similar products, and other factors. Manufacturing facilities of the Company in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants in San Jose, California; Atlanta, Augusta, Columbus, Macon, and Rome, Georgia; Chicago and Des Plaines, Illinois; Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids, Michigan; Blue Anchor, New Jersey; Cary and Charlotte, North Carolina; Cincinnati, Fremont, and Zanesville, Ohio; Muncy, Pennsylvania; and Rossville, Tennessee.
      Outside the United States, the Company had, as of January 1, 2005, additional manufacturing locations, some with warehousing facilities, in Australia, Brazil, Canada, Colombia, Ecuador, Germany, Great Britain, Guatemala, India, Japan, Mexico, South Africa, South Korea, Spain, Thailand, and Venezuela.
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
      The information called for by subpart (a) of this Item is set forth on page 50 of the Company’s Annual Report in Note 13 to the Consolidated Financial Statements of the Company, which is incorporated by reference into Item 8 of this Report.
      (c) (Millions, except per share data)

			(c)	(d)
			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares
	(a)	(b)	as Part of	that May Yet
	Total Number	Average Price	Publicly	Be Purchased
	of Shares	Paid Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs

Month #1: 9/26/04-10/23/04	0.0	$42.41	0.0	$70.7
Month #2: 10/24//04-11/20/04	0.9	$43.67	0.9	$58.1
Month #3: 11/21/04-1/01/05	1.4	$42.96	1.4	$0.0
Total(1)(2)	2.3	$43.22	2.3

Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:

(1)	Approximately 1.5 million shares were purchased in open-market transactions under a program authorized by the Company’s Board of Directors to repurchase for general corporate purposes up to $300 million in Kellogg common stock during 2004. This repurchase program was publicly announced in a press release on December 18, 2003. In addition, on December 7, 2004, the Company announced that its Board of Directors authorized the repurchase of up to $400 million in Kellogg common stock during 2005 for general corporate purposes and to offset issuances for employee benefit programs.

(2)	Approximately .8 million shares were purchased from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described on pages 43 and 44 of the Company’s 2004 Annual Report to Shareholders, filed as exhibit 13.01 to this Form 10-K.

Item 6.	Selected Financial Data
      The information called for by this Item is incorporated herein by reference from the chart entitled “Selected Financial Data” on page 33 of the Company’s Annual Report. Such information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included in Item 8 of this Report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The information called for by this Item is incorporated herein by reference from pages 23 through 32 of the Company’s Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The information called for by this Item is incorporated herein by reference from pages 28 and 29 of the Company’s Annual Report.

Item 8.	Financial Statements and Supplementary Data
      The information called for by this Item is incorporated herein by reference from pages 33 through 52 of the Company’s Annual Report. Supplementary quarterly financial data, also incorporated herein by reference, is set forth in Note 13 to the Consolidated Financial Statements on page 50 of the Company’s Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      (a) The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure based on management’s interpretation of the definition of “disclosure controls and procedures,” in Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
      (b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and effectiveness of its internal control as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also attested to, and reported on, management’s assessment of the internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s 2004 financial statements under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
      (c) During the last fiscal quarter, except as indicated below, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As was previously reported, the Company was in the process of rolling out its SAP information technology system on a global basis and implementing a major initiative to improve the organizational design and effectiveness of its pan-European operations. In connection with these activities, the Company successfully transitioned the remaining portion of its European operations to the SAP information technology system during the last fiscal quarter and in very early 2005. Management does not, however, believe that this adversely affected the Company’s internal control over financial reporting.

Item 9B.	Other Information
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Directors — Refer to the information in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Share Owners to be held on April 29, 2005 (the “Proxy Statement”), under the caption “Election of Directors,” which information is incorporated herein by reference.
      Members of Audit Committee — Refer to the information in the Proxy Statement under the caption “About the Board of Directors,” which information is incorporated herein by reference.
      Audit Committee Financial Expert — Refer to the information in the Proxy Statement under the caption “About the Board of Directors,” which information is incorporated herein by reference.

      Executive Officers of the Registrant — Refer to “Executive Officers of the Registrant” under Item 1 at pages 5 through 7 of this Report.
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
      (b) Securities Authorized for Issuance Under Equity Compensation Plans
      (Millions, except per share data)

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		Under Equity
	to Be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
	Outstanding Options,	Outstanding Options,	Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
	as of January 1, 2005	as of January 1, 2005	as of January 1, 2005
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	32.5	$35	28.5
Equity compensation plans not approved by security holders	.1	$27	.6

Total	32.6	$35	29.1

      Five plans (including one individual compensation arrangement) are included in “Equity compensation plans not approved by security holders”: the Kellogg Share Incentive Plan, which was adopted in 2002 and is available to most U.K. employees of specified Kellogg Company subsidiaries; a somewhat similar plan which is available to employees in the Republic of Ireland; the Kellogg Company Executive Stock Purchase Plan, which was adopted in 2002 and is available to selected senior level employees of the Company; the Deferred Compensation Plan for Non-Employee Directors, which was adopted in 1986 and amended in 1993 and 2002 and a non-qualified stock option granted in 2000 to James Jenness, one of the Company’s directors.
      Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the Plan through payroll deductions. The trustees of the Plan use those contributions to buy shares at fair market value on the open market, with the Company matching those contributions on a 1:1 basis. Shares must be withdrawn from the Plan when employees cease employment. Under current law, eligible employees generally receive specified income and other tax benefits if those shares are held in the Plan for five years. A somewhat similar plan is also available to employees in the Republic of Ireland. As these Plans are open market plans with no set overall maximum, no amounts for these Plans are included in the above table. However, approximately 82,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the somewhat similar plan in the Republic of Ireland and somewhat similar predecessor plans during 2004, with approximately an additional 82,000 shares being provided as matched shares.
      Under the Kellogg Company Executive Stock Purchase Plan, selected senior level employees may elect to use all or part of their annual bonus, on an after-tax basis, to purchase shares of the Company’s common stock at fair market value (as determined over a thirty-day trading period). No more than 500,000 treasury shares are authorized for use under the Plan.
      Under the Deferred Compensation Plan for Non-Employee Directors, non-employee directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of the Company’s common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee directors’ accounts. Units may be paid in either cash or shares of the Company’s common stock, either in a lump sum or in up to ten annual installments, with the payments to begin as soon as practicable after the non-employee director’s service as a director terminates. No more than 150,000 shares are authorized for use under the Plan, none of which had been issued or allocated for issuance as of January 1, 2005. Based on deferrals at January 1, 2005, approximately 134,000 shares were contingently issuable to participating Directors. Because Directors may elect, and are likely to elect, a distribution of cash rather than shares, the contingently issuable shares are not included in column (a) of the table above.
      When James Jenness joined the Company as a director in 2000, he was granted a non-qualified stock option to purchase 300,000 shares of the Company’s common stock. In connection with this option, which was to vest over three annual installments, he agreed to devote fifty percent of his working time to consulting with the Company, with further vesting to immediately stop if he was no longer willing to devote such amount of time to consulting with the Company or if the Company decided that it no longer wishes to receive such services. During 2001, the Company and Mr. Jenness agreed to terminate the consulting relationship, which immediately terminated the unvested 200,000 shares. This option contains the AOF feature described in the Summary Compensation Table of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      Refer to the information under the captions “Executive Compensation” and “About the Board of Directors — Non-Employee Director Compensation and Benefits” of the Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
      Refer to the information under the captions “Report of the Audit Committee  — Audit Fees,” “Report of the Audit Committee — Audit-Related Fees,” “Report of the Audit Committee — Tax Fees,” “Report of the Audit Committee — All Other Fees,” and “Report of the Audit Committee — Preapproval Policies and Procedures” of the Proxy Statement, which information is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statements and Schedules
      The following Consolidated Financial Statements and related Notes, together with the Report thereon of PricewaterhouseCoopers LLP dated March 1, 2005, appearing on pages 34 through 53 of the Company’s

Annual Report to Share Owners for the fiscal year ended January 1, 2005, are incorporated herein by reference:

(a) 1. Consolidated Financial Statements
      (a) 2. Consolidated Financial Statement Schedule
      The Financial Schedule and related Report of Registered Accounting Firm on Financial Statement Schedule filed as part of this Report are as follows:

Page

Schedule II — Valuation Reserves	14
Report of Independent Registered Public Accounting Firm	15
      This Consolidated Financial Statement Schedule should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company’s Annual Report to Share Owners for the fiscal year ended January 1, 2005.
      All other financial statement schedules are omitted because they are not applicable.

(a)	3. Exhibits required to be filed by Item 601 of Regulation S-K
      The information called for by this Item is incorporated herein by reference from the Exhibit Index on pages 18 through 21 of this Report.

SCHEDULE II — VALUATION RESERVES (In millions)

	2004	2003	2002

Accounts Receivable — Allowance for Doubtful Accounts:
Balance at beginning of year	$15.1	$16.0	$15.5
Additions charged to expense	2.1	6.4	2.7
Doubtful accounts charged to reserve	(4.3)	(7.3)	(2.7)
Currency translation adjustments	.1	—	0.5

Balance at end of year	$13.0	$15.1	$16.0

Deferred Income Tax Asset Valuation Allowance:
Balance at beginning of year	$36.8	$34.7	$36.7
Additions charged to income tax expense	7.8	2.6	3.4
Deductions credited to income tax expense	(28.9)	(4.1)	(5.4)
Currency translation adjustments	1.1	3.6	—

Balance end of year	$16.8	$36.8	$34.7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE
To the Board of Directors
of Kellogg Company
      Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated March 1, 2005 appearing in the 2004 Annual Report to Shareholders of Kellogg Company (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP
Battle Creek, Michigan
March 1, 2005

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of March, 2005.

Kellogg Company

By:	/s/ James M. Jenness

James M. Jenness
Chairman of the Board and
Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ James M. Jenness James M. Jenness	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2005

/s/ Jeffrey M. Boromisa Jeffrey M. Boromisa	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 14, 2005

/s/ Alan Andrews Alan Andrews	Vice President and Corporate Controller (Principal Accounting Officer)	March 14, 2005

* Benjamin S. Carson Sr.	Director

* John T. Dillon	Director

* Claudio X. Gonzalez	Director

* Gordon Gund	Director

* Dorothy A. Johnson	Director

* L. Daniel Jorndt	Director

* Ann McLaughlin Korologos	Director

Name		Capacity	Date

* A.D. David Mackay		Director

* William D. Perez		Director

* William C. Richardson		Director

* John L. Zabriskie		Director

*By:	/s/ Gary H. Pilnick Gary H. Pilnick As Attorney-in-Fact		March 14, 2005

EXHIBIT INDEX

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref.(IBRF)

2.01	Agreement and Plan of Restructuring and Merger dated as of October 26, 2000 between Flowers Industries, Inc., Kellogg Company and Kansas Merger Subsidiary, Inc., incorporated by reference to Exhibit 2.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission file number 1-4171.	IBRF
2.02	Agreement and Plan of Merger dated as of October 26, 2000 between Keebler Foods Company, Kellogg Company and FK Acquisition Corporation, incorporated by reference to Exhibit 2.03 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission file number 1-4171.	IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, file number 1-4171.	IBRF
4.01	Fiscal Agency Agreement dated as of January 29, 1997, between the Company and Citibank, N.A., Fiscal Agent, incorporated by reference to Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.02	Five-Year Credit Facility dated as of November 24, 2004 with twenty-three lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, JP Morgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J. P. Morgan Australia Limited, as Australian Agent, Barclays Bank PLC, as Syndication Agent and Bank of America, N.A., Citibank, N.A. and Suntrust Bank, as Co-Documentation Agents.	E
4.03	Indenture dated August 1, 1993, between the Company and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Commission file number 33-49875.	IBRF
4.04	Form of Kellogg Company 4 7/8% Note Due 2005, incorporated by reference to Exhibit 4.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-4171.	IBRF
4.05	Indenture and Supplemental Indenture dated March 15 and March 29, 2001, respectively, between Kellogg Company and BNY Midwest Trust Company, including the forms of 6.00% notes due 2006, 6.60% notes due 2011 and 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 and 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.06	Form of 2.875% Senior Notes due 2008 issued under the Indenture and Supplemental Indenture described in Exhibit 4.05, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K dated June 5, 2003, Commission file number 1-4171.	IBRF
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref.(IBRF)

10.03	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.04	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.08	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, Commission file number 1-4171.*	IBRF
10.09	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number
	1-4171.*	IBRF
10.10	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.11	Kellogg Company 2001 Long-Term Incentive Plan, as amended and restated as of February 20, 2003, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*	IBRF
10.12	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to the Company’s December 31, 1997, Commission file number 1-4171.*	IBRF
10.13	Kellogg Company Executive Compensation Deferral Plan incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.14	Agreement between the Company and Alan F. Harris, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, Commission file number 1-4171.*	IBRF
10.15	Amendment to Agreement between the Company and Alan F. Harris, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.16	Agreement between the Company and David Mackay, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, Commission file number 1-4171.*	IBRF
10.17	Retention Agreement between the Company and David Mackay, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref.(IBRF)

10.18	Employment Letter between the Company and James M. Jenness.	E
10.19	Separation Agreement between the Company and Carlos M. Gutierrez.	E
10.20	Separation Agreement between the Company and Lawrence Pilon, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2004, Commission file number 1-4171.*	IBRF
10.21	Separation Agreement between the Company and King Pouw, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2004, Commission file number 1-4171.*	IBRF
10.22	Letter Agreement between the Company and Annuciata Cerioli, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2004, Commission file number 1-4171.*	IBRF
10.23	Agreement between the Company and other executives, incorporated by reference to Exhibit 10.05 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.24	Stock Option Agreement between the Company and James Jenness, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.25	Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of December 5, 2002, incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.26	Kellogg Company Executive Stock Purchase Plan, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission file number 1-4171.*	IBRF
10.27	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission file number 1-4171.*	IBRF
10.28	Kellogg Company 2003 Long-Term Incentive Plan.	E
10.29	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.30	Form of Non-Qualified Option Agreement for Senior Executives under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.31	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.32	Form of Non-Qualified Option Agreement for Non-Employee Director under 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.33	Description of 2004 Senior Executive Annual Incentive Plan factors, incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2005, Commission file number 1-4171 (the ‘2005 Form 8-K‘).*	IBRF
10.34	Annual Incentive Plan	E
10.35	Description of Annual Incentive Plan factors, incorporated by reference to the 2005 Form 8-K.*	IBRF

Electronic(E),
Paper(P) or
Incorp. By
Exhibit No.	Description	Ref.(IBRF)

10.36	2005-2007 Executive Performance Plan	E
10.37	Description of Changes to the Compensation of Non-Employee Directors, incorporated by reference to the 2005 Form 8-K.*	IBRF
10.38	2003-2005 Executive Performance Plan	E
10.39	First Amendment to the Key Executive Benefits Plan	E
13.01	Pages 23 through 52 of the Company’s Annual Report to Share Owners for the fiscal year ended January 1, 2005.	E
21.01	Domestic and Foreign Subsidiaries of the Company.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by James M. Jenness.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Jeffrey Boromisa.	E
32.1	Section 1350 Certification by James M. Jenness.	E
32.2	Section 1350 Certification by Jeffrey Boromisa.	E

*	A management contract or compensatory plan required to be filed with this Report.
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