Form 10-Q
period 2005-04-02
KELLOGG CO
filed 2005-05-09
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___to ___

Commission file number 1-4171

KELLOGG COMPANY

State of Incorporation—Delaware	IRS Employer Identification No.38-0710690

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑ No ☐

Common Stock outstanding April 30, 2005 – 411,325,438 shares

KELLOGG COMPANY

INDEX

Page
PART I — Financial Information

Item 1:
Consolidated Balance Sheet – April 2, 2005 and January 1, 2005	2

Consolidated Statement of Earnings – quarters ended April 2, 2005 and March 27, 2004	3

Consolidated Statement of Cash Flows – quarters ended April 2, 2005 and March 27, 2004	4

Notes to Consolidated Financial Statements	5-12

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3:
Quantitative and Qualitative Disclosures about Market Risk	20

Item 4:
Controls and Procedures	20

PART II — Other Information

Item 2:
Changes in Securities and Use of Proceeds	21

Item 4:
Submission of Matters to a Vote of Security Holders	21

Item 6:
Exhibits	22

Signatures	23

Exhibit Index	24
John A. Bryant Restricted Stock Grant/Non-Compete Agreements
Jeffrey W. Montie Restricted Stock Grant/Non-Compete Agreements
Rule 13a-14(e)/15d-14(a) Certification form James M. Jenness
Rule 13a-14(e)/15-d-14(a) Certification from Jeffrey M. Boromisa
Section 1350 Certification from James M. Jenness
Section 1350 Certification from Jeffrey M. Boromisa

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	April 2,	January 1,
	2005	2005
	(unaudited)	*

Current assets
Cash and cash equivalents	$265.3	$417.4
Accounts receivable, net	949.3	776.4
Inventories:
Raw materials and supplies	186.8	188.0
Finished goods and materials in process	456.7	493.0
Other current assets	259.0	247.0

Total current assets	2,117.1	2,121.8
Property, net of accumulated depreciation of $3,769.4 and $3,778.8	2,637.0	2,715.1
Goodwill	3,445.5	3,445.5
Other intangibles, net of accumulated amortization of $46.5 and $46.1	1,441.4	1,442.2
Other assets	844.5	837.3

Total assets	$10,485.5	$10,561.9

Current liabilities
Current maturities of long-term debt	$277.4	$278.6
Notes payable	661.1	750.6
Accounts payable	735.9	726.3
Accrued advertising and promotion	374.6	322.0
Other current liabilities	689.9	768.5

Total current liabilities	2,738.9	2,846.0

Long-term debt	3,892.2	3,892.6
Deferred income taxes	947.5	959.1
Pension benefits	200.0	181.1
Nonpension postretirement benefits	266.1	269.7
Other liabilities	150.2	156.2

Shareholders’ equity
Common stock, $.25 par value	103.8	103.8
Retained earnings	2,846.2	2,701.3
Treasury stock, at cost	(197.5)	(108.0)
Accumulated other comprehensive income (loss)	(461.9)	(439.9)

Total shareholders’ equity	2,290.6	2,257.2

Total liabilities and shareholders’ equity	$10,485.5	$10,561.9

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EARNINGS
(millions, except per share data)

	Quarter ended	Quarter ended
	April 2,	March 27,
(Results are unaudited)	2005	2004

Net sales	$2,572.3	$2,390.5

Cost of goods sold	1,436.4	1,355.5
Selling and administrative expense	668.1	614.8

Operating profit	467.8	420.2

Interest expense	75.9	78.2
Other income (expense), net	(17.4)	(1.3)

Earnings before income taxes	374.5	340.7
Income taxes	119.8	120.9

Net earnings	$254.7	$219.8

Net earnings per share:
Basic	$.62	$.54
Diluted	$.61	$.53

Dividends per share	$.2525	$.2525

Average shares outstanding:
Basic	413.1	410.8

Diluted	417.2	414.4

Actual shares outstanding at period end	411.2	411.0

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date	Year-to-date
	period ended	period ended
	April 2,	March 27,
(unaudited)	2005	2004

Operating activities
Net earnings	$254.7	$219.8
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	101.6	92.4
Deferred income taxes	(18.9)	7.2
Other	50.3	21.5
Postretirement benefit plan contributions	(54.7)	(110.3)
Changes in operating assets and liabilities	(123.0)	23.0

Net cash provided by operating activities	210.0	253.6

Investing activities
Additions to properties	(40.6)	(42.2)
Other	1.7	0.4

Net cash used in investing activities	(38.9)	(41.8)

Financing activities
Net issuances (reductions) of notes payable	(89.5)	448.1
Reductions of long-term debt	(2.3)	(502.1)
Net issuances of common stock	145.4	87.7
Common stock repurchases	(260.3)	(82.2)
Cash dividends	(104.0)	(104.0)
Other	(0.7)	—

Net cash used in financing activities	(311.4)	(152.5)

Effect of exchange rate changes on cash	(11.8)	(4.4)

Increase (decrease) in cash and cash equivalents	(152.1)	54.9
Cash and cash equivalents at beginning of period	417.4	141.2

Cash and cash equivalents at end of period	$265.3	$196.1

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended April 2, 2005 (unaudited)

Note 1 Accounting policies

Basis of presentation

The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 34 to 53 of the Company’s 2004 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company’s 2004 Annual Report. Certain amounts for 2004 have been reclassified to conform to current-period classifications. The results of operations for the quarterly period ended April 2, 2005, are not necessarily indicative of the results to be expected for other interim periods or the full year.

The Company’s fiscal year normally ends on the last Saturday of December and as a result, a 53rd week is added every fifth or sixth year. The Company’s 2004 fiscal year ended on January 1, 2005, and included a 53rd week. Quarters normally consist of 13-week periods, with the fourth quarter of fiscal 2004 including a 14th week.

Stock compensation

The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist of stock options, performance units and shares, restricted stock grants, and stock purchase plans with various preferred terms. The Company also awards stock options and restricted stock to its outside directors. These awards are administered through several plans, as described in Note 8 within Notes to Consolidated Financial Statements on pages 43 and 44 of the Company’s 2004 Annual Report.

The Company currently uses the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees,” to account for its employee stock options and other stock-based compensation. Under this method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The table below presents the pro forma results for the current and prior periods, as if the Company had used the alternate fair value method of accounting for stock-based compensation, prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148). Under this pro forma method, the fair value of each option grant (net of estimated unvested forfeitures) was estimated at the date of grant using a binomial option-pricing model and was recognized over the vesting period, generally two years. Pricing model assumptions included expected terms of 3-5 years; and risk-free interest rates, dividend yields, and volatility assumptions consistent with the expected terms and particular grants dates.

	Quarter ended
	April 2,	March 27,
(millions, except per share data)	2005	2004

Stock-based compensation expense, net of tax:
As reported	$2.1	$2.2
Pro forma	$9.5	$9.7

Net earnings:
As reported	$254.7	$219.8
Pro forma	$247.3	$212.3

Basic net earnings per share:
As reported	$0.62	$0.54
Pro forma	$0.60	$0.52

Diluted net earnings per share:
As reported	$0.61	$0.53
Pro forma	$0.59	$0.51

In December 2004, the FASB issued SFAS No. 123(Revised) “Share-Based Payment,” which generally requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. The standard also provides that any corporate tax benefit realized upon exercise of an award in excess of that previously recognized in earnings will be presented in the Statement of Cash Flows as a financing (rather than an operating) cash flow.

The standard was originally effective for public companies for interim or annual periods beginning after June 15, 2005. However, in April 2005, the SEC amended the effective date to allow public companies to implement SFAS No. 123(Revised) at the beginning of their next fiscal year, instead of next interim period, beginning after June 15, 2005. Other transition provisions concerning prospective versus retrospective application remain unchanged. As a result of the SEC’s recent announcement, the Company now plans to adopt SFAS No. 123(Revised) as of the beginning of its 2006 fiscal year, using the modified prospective method, meaning prior years will not be restated. If this standard had been adopted in 2005 (as originally planned), management believes full-year net earnings per share would have been reduced by approximately $.08. However, the impact on 2006 will, in part, depend on the particular structure of stock-based awards granted in that year and various market factors that affect the fair value of awards. The Company currently plans to record the pre-tax equivalent compensation expense in selling, general, and administrative expense within its corporate operations.

Note 2 Cost-reduction initiatives

The Company views its continued spending on cost-reduction initiatives as part of its ongoing financial strategy to reinvest earnings so as to provide greater reliability in meeting long-term growth targets. Initiatives undertaken must meet certain pay-back and internal rate of return (IRR) targets. Each cost-reduction initiative is of relatively short duration, and normally begins to deliver cash savings and/or reduced depreciation during the first year of implementation, which is then used to fund new initiatives. To implement these programs, the Company has incurred various up-front costs, including asset write-offs, exit charges, and other project expenditures.

Cost of goods sold for the quarter ended April 2, 2005, includes total program-related charges of approximately $27 million, all of which were recorded in the Company’s North America operating segment. The total amount was comprised of approximately $16 million for a multi-employer pension plan withdrawal liability, $8 of asset write-offs, and $3 million for idle facility carrying costs and other cash expenditures.

Operating profit for the quarter ended March 27, 2004, included total program-related charges of $9 million, comprised principally of asset write-offs. Approximately 70% of these charges were recorded in cost of goods sold, with the balance recorded in selling, general, and administrative expense. These charges impacted the Company’s operating segments as follows (in millions): North America-$4; Europe-$5.

Exit cost reserves were approximately $6 million at April 2, 2005 and $11 million at January 1, 2005. These balances are attributable to severance obligations associated with projects commenced in 2004, to be paid out in 2005.

2005 activities

To improve operational efficiency and better position its North American snacks business for future growth, in March 2005, the Company announced its recommendation to close two bakeries located in Macon, Georgia and Des Plaines, Illinois, which employ approximately 750 hourly and salaried employees. Production at these two bakeries will be relocated principally to other Company facilities and minimally to third party manufacturers. This recommendation was conditioned upon the conclusion of decision bargaining with the union at each facility, which was completed by the end of the Company’s fiscal first quarter 2005. The Company is now moving forward with its plan and expects to close the Des Plaines facility by the end of 2005 and the Macon facility by mid-2006. Subject to effects bargaining with the unions on separation benefits, the Company expects to incur approximately $120 million of up-front costs to complete this initiative, with approximately $85 million to be recognized in 2005. The total up-front costs are expected to include approximately $50 million in accelerated depreciation and other asset write-offs and $70 million of cash costs, including severance, removals, and a pension plan withdrawal liability. The pension plan withdrawal liability is related to trust asset under-performance in a multi-employer plan that covers the majority of the Company’s union employees in the Macon bakery and is payable over a period not to exceed 20 years. The final amount of the pension plan withdrawal liability will not be determinable until early 2008. During the first quarter of 2005, the Company recorded its current estimate of this liability of approximately $16 million, which is subject to adjustment over the next two years based on trust asset performance, employer contributions, employee hours attributable to the Company’s participation in this plan, and other factors.

During the current period, the Company was in the final stages of its initiative to close its meat alternatives manufacturing facility in Worthington, Ohio, including the sale of this facility in March 2005 for an amount that approximated held-for-sale carrying value. As a result of this closing, approximately 280 employee positions were eliminated through separation and attrition. Management expects to complete the consolidation of meat alternatives manufacturing at the Company’s Zanesville, Ohio facility during the second quarter of 2005. The Company recognized approximately $20 million of up-front costs related to this initiative in 2004 and expects to record an additional $10 million of asset write-offs and cash costs in 2005.

2004 activities

Major initiatives commenced in 2004 were the global rollout of the SAP information technology system, reorganization of pan-European operations, consolidation of the aforementioned U.S. meat alternatives manufacturing operations, and relocation of the Company’s U.S. snacks business unit to Battle Creek, Michigan. Up-front costs recognized during the first quarter of 2004 related to the SAP system rollout as well as various manufacturing initiatives continuing from 2003.

Note 3 Other income (expense), net

Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense) for the quarterly period ended April 2, 2005, includes a charge of $6 million for a donation to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, and a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. The carrying value of all held-for-sale assets at April 2, 2005, was insignificant.

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

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2005
Basic	$254.7	413.1	$0.62
Dilutive potential common shares	—	4.1	(0.01)

Diluted	$254.7	417.2	$0.61

2004
Basic	$219.8	410.8	$0.54
Dilutive potential common shares	—	3.6	(0.01)

Diluted	$219.8	414.4	$0.53

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

Quarter	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2005
Net earnings			$254.7
Other comprehensive income:
Foreign currency translation adjustments	(30.3)	—	(30.3)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	3.1	(0.7)	2.4
Reclassification to net earnings	8.9	(3.4)	5.5
Minimum pension liability adjustments	0.4	—	0.4

	(17.9)	(4.1)	(22.0)

Total comprehensive income			$232.7

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2004
Net earnings			$219.8
Other comprehensive income:
Foreign currency translation adjustments	(2.7)	—	(2.7)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	0.8	(0.1)	0.7
Reclassification to net earnings	4.9	(1.9)	3.0
Minimum pension liability adjustments	(5.1)	1.5	(3.6)

	(2.1)	(0.5)	(2.6)

Total comprehensive income			$217.2

Accumulated other comprehensive income (loss) as of April 2, 2005, and January 1, 2005, consisted of the following:

	April 2,	January 1,
(millions)	2005	2005

Foreign currency translation adjustments	$(364.6)	$(334.3)
Cash flow hedges — unrealized net loss	(38.7)	(46.6)
Minimum pension liability adjustments	(58.6)	(59.0)

Total accumulated other comprehensive income (loss)	$(461.9)	$(439.9)

Note 5 Employee benefits

The Company sponsors a number of U.S. and foreign pension, other postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 44-47 of the Company’s 2004 Annual Report. Components of Company plan benefit expense for the periods presented are included in the tables below.

Pension

	Quarter ended
(millions)	April 2, 2005	March 27, 2004

Service cost	$20.9	$18.9
Interest cost	40.6	38.3
Expected return on plan assets	(58.1)	(58.6)
Amortization of unrecognized prior service cost	2.0	2.0
Recognized net loss	16.9	12.8
Curtailment and special termination benefits - net loss	—	1.2
Other	0.3	—

Total pension expense — Company plans	$22.6	$14.6

Additionally, during the current period, the Company recorded its estimate of a multi-employer plan withdrawal liability of approximately $16 million, which is further described in Note 2.

Other nonpension postretirement

	Quarter ended
(millions)	April 2, 2005	March 27, 2004

Service cost	$3.5	$3.7
Interest cost	14.6	14.7
Expected return on plan assets	(9.6)	(9.9)
Amortization of unrecognized prior service cost	(0.7)	(0.7)
Recognized net loss	5.0	4.6

Postretirement benefit expense	$12.8	$12.4

Postemployment

	Quarter ended
(millions)	April 2, 2005	March 27, 2004

Service cost	$1.1	$1.0
Interest cost	0.4	0.5
Recognized net loss	1.0	0.9

Postemployment benefit expense	$2.5	$2.4

The Company currently expects to contribute approximately $42 million to its defined benefit pension plans and $63 million to its retiree health and welfare benefit plans during 2005, for a total of $105 million. During 2004, the Company contributed approximately $140 million to defined benefit pension plans and $64 million to retiree health and welfare benefit plans, for a total of $204 million. Plan funding strategies are periodically modified to reflect management’s current evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 6 Operating segments

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, and meat alternatives. Kellogg products are manufactured and marketed globally. The Company currently manages its operations based on the geographic regions of North America, Europe, Latin America, and Asia Pacific. This organizational structure is the basis of the operating segment data presented below.

	Quarter ended	Quarter ended
	April 2,	March 27,
(millions)	2005	2004

Net sales
North America	$1,715.8	$1,598.3
Europe	527.9	491.2
Latin America	187.8	168.3
Asia Pacific (a)	140.8	132.7

Consolidated	$2,572.3	$2,390.5

Operating profit
North America	$324.0	$288.7
Europe	93.3	82.4
Latin America	48.1	46.2
Asia Pacific (a)	28.7	25.8
Corporate	(26.3)	(22.9)

Consolidated	$467.8	$420.2

(a)	Includes Australia and Asia.

Note 7 Supplemental information on goodwill and other intangible assets

During the quarter ended April 2, 2005, the Company reclassified $578.9 million attributable to its direct store-door (DSD) delivery system from indefinite-lived intangible assets to goodwill, net of an associated deferred tax liability of $228.5 million. Prior periods were likewise reclassified.

Intangible assets subject to amortization:

	Gross carrying amount		Accumulated amortization
	April 2,	January 1,	April 2,	January 1,
(millions)	2005	2005	2005	2005

Trademarks	$29.5	$29.5	$19.6	$19.4
Other	29.1	29.1	26.9	26.7

Total	$58.6	$58.6	$46.5	$46.1

	April 2,	March 27,
Amortization expense (a):	2005	2004

Quarter	$0.4	$0.7

(a) The currently estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately $1.5 per year.

Intangible assets not subject to amortization:

	Total carrying amount
	April 2,	January 1,
(millions)	2005	2005

Trademarks	$1,404.0	$1,404.0
Other	25.3	25.7

Total	$1,429.3	$1,429.7

Other than the reclassification noted above, there were no changes in the carrying amount of goodwill for the year-to-date period ended April 2, 2005:

				Asia	Consoli-
(millions)	United States	Europe	Latin America	Pacific (b)	dated

January 1, 2005 and April 2, 2005	$3,443.3	$—	$—	$2.2	$3,445.5

(b) Includes Australia and Asia.

KELLOGG COMPANY

PART I — FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Overview

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, and meat alternatives. Kellogg products are manufactured and marketed globally. We currently manage our operations based on the geographic regions of North America, Europe, Latin America, and Asia Pacific. This organizational structure is the basis of the operating segment data presented in this report.

For the quarter ended April 2, 2005, the Company reported net earnings per share of $.61, a 15% increase over the prior-period amount of $.53. Consolidated net sales increased nearly 8%, with operating profit up 11%. These results were driven by strong sales momentum across all of our operating segments, which enabled us to continue to invest in brand-building and cost-reduction initiatives.

Net sales and operating profit

The following tables provide an analysis of net sales and operating profit performance for the first quarter of 2005 versus 2004:

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2005 net sales	$1,715.8	$527.9	$187.8	$140.8	$—	$2,572.3

2004 net sales	$1,598.3	$491.2	$168.3	$132.7	$—	$2,390.5

% change - 2005 vs. 2004:
Volume (tonnage) (b)	4.6%	0.9%	8.4%	-1.1%	—	4.0%
Pricing/mix	2.3%	2.3%	3.4%	4.8%	—	2.3%

Subtotal — internal business	6.9%	3.2%	11.8%	3.7%	—	6.3%
Foreign currency impact	0.5%	4.3%	-0.2%	2.3%	—	1.3%

Total change	7.4%	7.5%	11.6%	6.0%	—	7.6%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2005 operating profit	$324.0	$93.3	$48.1	$28.7	$(26.3)	$467.8

2004 operating profit	$288.7	$82.4	$46.2	$25.8	$(22.9)	$420.2

% change - 2005 vs. 2004:
Internal business	11.6%	9.2%	4.8%	9.0%	-14.6%	10.0%
Foreign currency impact	0.6%	4.1%	-0.7%	2.2%	0.0%	1.3%

Total change	12.2%	13.3%	4.1%	11.2%	-14.6%	11.3%

(a)	Includes Australia and asia

(b)	We measure the volume impact (tonage) on revenues based on the state weight of our product shipments.

During the first quarter of 2005, consolidated net sales increased nearly 8%. Internal net sales (which excludes the impact of currency and, if applicable, acquisitions, dispositions, and shipping day differences) grew approximately 6%, which was on top of a similar rate of growth in the year-ago period. During the quarter, successful innovation and brand-building investment continued to drive growth across all operating segments.

North America reported net sales growth of approximately 7%, with internal growth across all major product groups. Internal net sales of our North America retail cereal business increased approximately 4%, building on a similar rate of growth in the prior-year period. A large number of new product introductions and successful consumer promotion activities supported continued sales growth in the United States. U.S. cereal sales performance benefited from both mix improvements and a mid-year 2004 price increase. Internal net sales growth in Canada was minimal, impacted by competitive pressures and in comparison to a double-digit growth rate in the prior-year period. Internal net sales of our North America retail snacks business increased 7%, with all components of our snacks portfolio (wholesome snacks, cookies, crackers, and toaster pastries) contributing to that growth. After strong growth in each of the quarters of 2004, we believe a continued focus on new product introductions, effective advertising campaigns, and successful execution in our direct store-door delivery system made the current period’s performance possible in categories that remain difficult. Internal net sales of our North America frozen and specialty channel (which includes food service, vending, convenience, drug stores, and custom manufacturing) businesses collectively increased approximately 12%, led by strong performance in our Eggo brand frozen products.

Net sales in our European operating segment increased more than 7%, comprised of favorable foreign exchange movements of 4% and internal sales growth of 3%. This performance was against a strong 7% internal growth rate in the year-ago period, and resulted, in part, from strong cereal and snack sales performance in several continental markets including Spain and Italy. Importantly, our UK cereal business continued to grow at a low single-digit rate.

Strong performance in Latin America resulted in net sales growth of nearly 12%, on both a reported and internal basis. Most of this growth was due to strong price/mix and tonnage improvements in both cereal and snack sales by our Mexico, Venezuela, and Brazil business units.

Net sales in our Asia Pacific operating segment increased 6%, with internal sales growth of 4%. This internal sales growth was derived from pricing and mix improvements, while volume declined slightly. This volume decline was largely attributable to our Korean cereal business, as well as to difficult comparisons with nearly double-digit volume growth for the segment in the prior-year period. While performance in Korea continued to be impacted by negative publicity regarding sugar-containing products, the rest of Asia exhibited very strong performance. Australia achieved growth in both cereal and snack sales.

Consolidated operating profit increased 11% during the quarter, with internal growth of approximately 10%. This internal growth was achieved despite mid-single digit growth in brand-building expenditures, higher benefit expenses, and an $18 million period-over-period increase in up-front costs related to cost reduction initiatives, as discussed in the following section.

Cost reduction initiatives

We view our continued spending on cost-reduction initiatives as part of our ongoing financial strategy to reinvest earnings so as to provide greater reliability in meeting long-term growth targets. Initiatives undertaken must meet certain pay-back and internal rate of return (IRR) targets. Each cost-reduction initiative is of relatively short duration, and normally begins to deliver cash savings and/or reduced depreciation during the first year of implementation, which is then used to fund new initiatives. To implement these programs, the Company has incurred various up-front costs, including asset write-offs, exit charges, and other project expenditures, which we include in our measure of operating segment profitability.

Cost of goods sold for the quarter ended April 2, 2005, includes total program-related charges of approximately $27 million, all of which were recorded in our North America operating segment. The total amount was comprised of approximately $16 million for a multi-employer pension plan withdrawal liability, $8 of asset write-offs, $3 million for idle facility carrying costs and other cash expenditures.

Operating profit for the quarter ended March 27, 2004, included total program-related charges of $9 million, comprised principally of asset write-offs. Approximately 70% of these charges were recorded in cost of goods sold, with the balance recorded in selling, general, and administrative expense. These charges impacted our operating segments as follows (in millions): North America-$4; Europe-$5.

Exit cost reserves were approximately $6 million at April 2, 2005 and $11 million at January 1, 2005. These balances are attributable to severance obligations associated with projects commenced in 2004, to be paid out in 2005.

To improve operational efficiency and better position our North American snacks business for future growth, in March 2005, we announced our recommendation to close two bakeries located in Macon, Georgia and Des Plaines, Illinois, which employ approximately 750 hourly and salaried employees. Production at these two bakeries will be relocated principally to other Company facilities and minimally to third party manufacturers. This recommendation was conditioned upon the conclusion of decision bargaining with the union at each facility, which was completed by the end of our fiscal first quarter 2005. We are now moving forward with our plan and expect to close the Des Plaines facility by the end of 2005 and the Macon facility by mid-2006. Subject to effects bargaining with the unions on separation benefits, we expect to incur approximately $120 million of up-front costs to complete this initiative, with approximately $85 million to be recognized in 2005. The total up-front costs are expected to include approximately $50 million in accelerated depreciation and other asset write-offs and $70 million of cash costs, including severance, removals, and a pension plan withdrawal liability. The pension plan withdrawal liability is related to trust asset under-performance in a multi-employer plan that covers the majority of the Company’s union employees in the Macon bakery and is payable over a period not to exceed 20 years. The final amount of the pension plan withdrawal liability will not be determinable until early 2008. During the first quarter of 2005, the Company recorded its current estimate of this liability of approximately $16 million, which is subject to adjustment over the next two years based on trust asset performance, employer contributions, employee hours attributable to the Company’s participation in this plan, and other factors.

During the current period, we were in the final stages of our initiative to close a meat alternatives manufacturing facility in Worthington, Ohio, including the sale of this facility in March 2005 for an amount that approximated held-for-sale carrying value. As a result of this closing, approximately 280 employee positions were eliminated through separation and attrition. We expect to complete the consolidation of meat alternatives manufacturing at our Zanesville, Ohio facility during the second quarter of 2005. We recognized approximately $20 million of up-front costs related to this initiative in 2004 and expect to record an additional $10 million of asset write-offs and cash costs in 2005.

Major initiatives commenced in 2004 were the global rollout of the SAP information technology system, reorganization of pan-European operations, consolidation of the aforementioned U.S. meat alternatives manufacturing operations, and relocation of the Company’s U.S. snacks business unit to Battle Creek, Michigan. Up-front costs recognized during the first quarter of 2004 related to the SAP system rollout as well as various manufacturing initiatives continuing from 2003.

Employee benefits

Our Company sponsors a number of defined benefit plans for its employees in the United States and various foreign locations, including pension, retiree health and welfare, active health care, severance and other post-employment. We also participate in a number of multi-employer pension plans for certain of our manufacturing locations. Our major pension plans and U.S. retiree health and welfare plans are funded, with trust assets invested in a globally diversified portfolio of equity securities with smaller holdings of bonds, real estate, and other investments.

The annual cost of providing these benefits is significant, with consolidated full-year 2005 benefits expense expected to exceed $300 million, not including the $16 million multi-employer pension plan withdrawal liability discussed in the “Cost-reduction initiative” section above. This amount represents nearly a 25% increase over the fiscal 2004 amount and results from several major factors including: 1) a reduction in the assumed rate of return on major plan assets from 9.3% in 2004 to 8.9% in 2005, 2) a decrease in the weighted average discount rate used to measure obligations at year-end 2004, and 3) continuing health care cost inflation.

Margin performance

Margin performance for the first quarter of 2005 versus 2004 was:

			Change
			vs. prior
	2005	2004	year (pts.)

Gross margin	44.2%	43.3%	0.9

SGA% (a)	-26.0%	-25.7%	-0.3

Operating margin	18.2%	17.6%	0.6

(a) Selling, general, and administrative expense as a percentage of net sales.

Year-over-year, our consolidated gross margin increased 90 basis points for the quarter as our strong sales growth continued to produce significant operating leverage. This factor, combined with mix improvement, productivity savings, and a reduction in package-related promotional expenditures offset the unfavorable impact of higher benefit costs and incremental charges associated with our cost-reduction initiatives. Versus the prior-year period, aggregate raw material costs were lower, fuel and energy costs were higher, and packaging costs were approximately even, resulting in an overall neutral impact on first quarter 2005 gross margin performance. Taking into account our price hedging strategies, we currently expect this trend to continue for the remainder of the year.

For the quarter, our operating margin increased 60 basis points versus the prior-year period, as the rate of sales growth slightly exceeded the percentage increase in brand-building and overhead expenditures.

For the full year of 2005, we expect a modest increase in gross margin versus the full-year 2004 level of 44.9%, with reinvestment in brand building, innovation, and cost reduction initiatives, so as to maintain a relatively steady operating margin versus the full-year 2004 level of 17.5%.

Interest expense

Interest expense for the quarter was $75.9 million, down approximately 3% from the prior-period amount of $78.2 million. We currently expect total year 2005 interest expense to be slightly less than $300 million, representing a decline of 3-4% from the 2004 full-year level.

Other income (expense), net

Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense) for the quarterly period ended April 2, 2005, includes a charge of $6 million for a donation to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, and a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. The carrying value of all held-for-sale assets at April 2, 2005, was insignificant.

Income taxes

The consolidated effective income tax rate for the quarter was 32.0% versus 35.5% for the comparable prior-year period and 34.8% for the full year of 2004. We currently expect our full-year 2005 effective income tax rate to be approximately 33%, benefiting from the 2004 reorganization of our European operations as well as U.S. tax legislation enacted in 2004. (Refer to page 27 of our 2004 Annual Shareholders Report for further information.) The first quarter rate is less than our full-year expectation due primarily to foreign tax refunds recorded during the quarter.

Liquidity and capital resources

Our principal source of liquidity is operating cash flows, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs. The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle is relatively short; although receivable collection patterns vary around the world, in the United States, our days sales outstanding (DSO) averages 18-19 days. As a result, the growth in our operating cash flow should generally reflect the growth in our net earnings over time, although the specific performance for any interim period may be significantly affected by the level of benefit plan contributions, working capital movements (operating assets and liabilities), and other factors.

	Year-to-date period ended		Change versus
(dollars in millions)	April 2, 2005	March 27, 2004	prior year

Operating activities
Net earnings	$254.7	$219.8	15.9%

Items in net earnings not requiring (providing) cash:
Depreciation and amortization	101.6	92.4
Deferred income taxes	(18.9)	7.2
Other	50.3	21.5

Net earnings after non-cash items	387.7	340.9	13.7%

Pension and other postretirement benefit plan contributions	(54.7)	(110.3)
Changes in operating assets and liabilities:
Core working capital (a)	(116.4)	(61.0)
Other working capital	(6.6)	84.0

	(123.0)	23.0

Net cash provided by operating activities	$210.0	$253.6	-17.2%

(a)	inventory and trade receivables less trade payables

For the quarter, operating cash flow was $43.6 million less than the prior period, primarily due to an April 1st interest payment of $112 million, which was included in the first quarter for fiscal 2005, but in the second quarter for fiscal 2004. As presented in the table above, operating cash flow was also impacted by an unfavorable movement in core working capital, attributable primarily to trade receivables, which returned to historical levels (in relation to sales) by the end of the quarter from lower levels at the end of 2004. We believe these lower levels were related to the timing of our 53rd week over the holiday period.

These unfavorable factors were partially mitigated by a period-over-period reduction in benefit plan contributions. For the year, we currently expect to reduce benefit plan contributions from $204 million in 2004 to $105 million in 2005. Plan funding strategies are periodically modified to reflect our current evaluation of tax deductibility, market conditions, and competing investment alternatives. As a result, the currently projected 2005 contribution levels are subject to change, and could increase, during the remainder of the year.

Despite the unfavorable movement in the absolute balance, core working capital as a percentage of sales continued to improve. For the year-long period ended April 2, 2005, average core working capital as a percentage of sales was 7.2%, compared to 7.3% for the fiscal year ended January 1, 2005. For the full year of 2005, we expect additional modest improvements in core working capital as a percentage of sales, although we do not expect changes in the absolute balance to be a source of operating cash flow.

Our management measure of cash flow is defined as net cash provided by operating activities reduced by expenditures for property additions. We use this measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchase. Our cash flow metric is reconciled to GAAP-basis operating cash flow as follows:

			Change
	Year-to-date period ended		versus
(dollars in millions)	April 2, 2005	March 27, 2004	prior year

Net cash provided by operating activities	$210.0	$253.6
Additions to properties	(40.6)	(42.2)

Cash flow	$169.4	$211.4	-19.9%

Our 2005 year-to-date cash flow declined nearly 20% versus the prior-year period, due primarily to the aforementioned interest payment timing issue, which we expect to reverse in first half 2005 results. For the full-year of 2005, expenditures for property additions are currently expected to remain at approximately 3% of net sales and cash flow (as defined) is expected to exceed the amount of net earnings.

In order to support the continued growth of our North American fruit snacks business, in March 2005, we entered into an agreement to purchase a fruit snacks manufacturing facility and related assets from Kraft Foods Inc. for approximately $30 million in cash. The facility is located in Chicago, Illinois and employs approximately 400 active hourly and salaried employees. Separately, we entered into an agreement with the cable Nickelodeon network to license their characters in conjunction with our fruit snacks products. We expect to finalize these transactions during the second quarter of 2005, subsequent to which we plan to in-source some of our fruit snacks production to the Chicago facility.

For 2005, our Board of Directors has authorized stock repurchases for general corporate purposes and to offset issuances for employee benefit programs of up to $400 million. During the quarter, we paid $260.3 million to repurchase approximately 5.9 million shares.

In April 2005, our Board of Directors declared a dividend of $.2525 per common share, payable June 15, 2005, to shareholders of record at the close of business on June 1, 2005, and further authorized an increase of 10% from this level for the dividend to be paid in September 2005.

Our long-term target is to reduce debt by approximately $300 million annually. At April 2, 2005, our total debt was approximately $4.8 billion, down from $4.9 billion at year-end 2004. We believe the fact that we were able to reduce debt this quarter, while still funding a significant interest payment and spending well over one-half of our share repurchase authorization, reflects the fundamental cash-generating ability of our Company.

We believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected growth opportunities, through our strong cash flow, our program of issuing short-term debt, and maintaining credit facilities on a global basis. Our significant long-term debt issues do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit its access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our credit facilities, which are in amounts sufficient to cover the outstanding short-term debt balance and debt principal repayments through 2006.

Future outlook & forward-looking statements

Our long-term annual growth targets are low single-digit for internal net sales and high single-digit for net earnings per share. In addition, we remain committed to growing our brand-building investment faster than the rate of sales growth. In general, we expect 2005 results to be consistent with these targets and we will continue to reinvest in cost-reduction initiatives and other growth opportunities.

In December 2004, the FASB issued SFAS No. 123(Revised) “Share-Based Payment,” which would have required public companies to recognize stock options and other types of stock-based compensation in reported results, starting with the first interim or annual period beginning after June 15, 2005. However, in April 2005, the SEC amended the effective date to allow public companies to implement SFAS No. 123(Revised) at the beginning of their next fiscal year, instead of next interim period, beginning after June 15, 2005. Other transition provisions concerning prospective versus retrospective application remain unchanged. As a result of the SEC’s recent announcement, we now plan to adopt SFAS No. 123(Revised) as of the beginning of our 2006 fiscal year, using the modified prospective method, meaning prior years will not be restated. If this standard had been adopted in 2005 (as originally planned), we believe full-year net earnings per share would have been reduced by approximately $.08. However, the impact on 2006 will, in part, depend on the particular structure of stock-based awards granted in that year and various market factors that affect the fair value of awards. We currently plan to record the pre-tax equivalent compensation expense in selling, general, and administrative expense within our corporate operations.

Our Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements, and growth; sales, gross margins, brand-building expenditures, operating profit, and earnings per share; asset write-offs and expenditures related to cost-reduction initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; capital expenditures; interest expense; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. In addition, our future results could be affected by a variety of other factors, including:

•	the impact of competitive conditions;

•	the effectiveness of pricing, advertising, and promotional programs;

•	the success of innovation and new product introductions;

•	the recoverability of the carrying value of goodwill and other intangibles;

•	the success of productivity improvements and business transitions;

•	raw material commodity, packaging, and energy prices, and labor costs;

•	the availability of and interest rates on short-term financing;

•	actual market performance of benefit plan trust investments;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	changes in consumer behavior and preferences;

•	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

•	legal and regulatory factors; and,

•	business disruption or other losses from war, terrorist acts, or political unrest.

Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Refer to disclosures contained on pages 28-29 of the Company’s 2004 Annual Report.

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

As of April 2, 2005, management carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.

During the last fiscal quarter, except as indicated below, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As has been previously reported, the Company is in the process of rolling out its SAP information technology system on a global basis. Effective at the beginning of its 2005 fiscal year, the Company finished the implementation of a major initiative to improve the organizational design and effectiveness of its pan-European operations and completed the transitioning of its European operations to the SAP information technology system. Management does not, however, currently believe that this has adversely affected the Company’s internal control over financial reporting.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) Approximately 2,000 shares of Kellogg Company common stock were sold to 2 members of senior management under the Kellogg Company Executive Stock Purchase Plan in February 2005 in a private placement. The Kellogg Company Executive Stock Purchase Plan allows selected senior level employees to elect to use all or part of their annual bonus, on an after-tax basis, to purchase shares of the Company’s common stock at fair market value (as determined over a thirty-day trading period). Kellogg Company received approximately $93,000 under this Plan in 2005, which it used for general corporate purposes.

(e) Issuer Purchases of Equity Securities

(millions, except per share data)

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	(a) Total Number	(b) Average	Announced	Purchased
	of Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
Month #1: 1/2/05-1/29/05	0.7	$44.33	0.7	$370.3
Month #2: 1/30/05-2/26/05	1.7	44.44	1.7	300.9
Month #3: 2/27/05-4/2/05	4.0	42.66	4.0	139.7
Total (1)	6.4	43.32	6.4

(1)	Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:

a.	Approximately 5.9 million shares were purchased in open-market transactions under a program authorized by the Company’s Board of Directors to repurchase for general corporate purposes and to offset issuances for employee benefit programs up to $400 million in Kellogg common stock during 2005. This repurchase program was publicly announced in a press release on December 7, 2004.

b.	Approximately .5 million shares were purchased from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described on pages 43-44 of the Company’s 2004 Annual Report to Shareholders, filed as exhibit 13.01 to the Company’s 2004 Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	On April 29, 2005, the Company held its Annual Meeting of Share Owners.

(b)	At that Annual Meeting, Claudio X. Gonzalez, A. D. David Mackay, Dr. William C. Richardson and Dr. John L. Zabriskie were re-elected for three-year terms, with Benjamin S. Carson, John T. Dillon, Gordon Gund, James M. Jenness, Dorothy A. Johnson, L. Daniel Jorndt, Ann McLaughlin Korologos, and William D. Perez, Sr. continuing as directors.

(c)	Four matters were voted on at such Annual Meeting: the re-election of the four directors described in (b) above; the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2005; a Share Owner proposal by the Sisters of Mercy, Regional Community of Detroit Charitable Trust, concerning the impacts of genetically engineered food; and a Share Owner proposal by Dr. Mark Klein to hire an investment banker to explore the sale of the Company.

In the election of directors, the following directors received the following votes:

	FOR	WITHHELD
Claudio X. Gonzalez	327,403,379	56,935,754
A. D. David Mackay	377,998.834	6,340,298
Dr. William C. Richardson	369,186,176	15,152,956
Dr. John L. Zabriskie	366,781,834	17,557,299

     In addition, the following matters received the following votes:

	Ratification of	Share Owner	Share Owner
	Independent	Proposal on	Proposal on
	Registered Public	Genetically	Hiring of An
	Accounting Firm	Engineered Food	Investment Banker
For	374,779,233	15,465,619	7,025,804
Against	7,355,259	308,924,599	333,570,474
Abstain	2,204,639	19,408,156	3,202,096
Broker Non-Vote	—	40,540,758	40,540,758

Item 6. Exhibits

     (a) Exhibits:

10.1	John A. Bryant Restricted Stock Grant / Non-Compete Agreement

10.2	Jeffrey W. Montie Restricted Stock Grant / Non-Compete Agreement

31.1	Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness

31.2	Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa

32.1	Section 1350 Certification from James M. Jenness

32.2	Section 1350 Certification from Jeffrey M. Boromisa

KELLOGG COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ J.M. Boromisa

J.M. Boromisa
Principal Financial Officer;
Senior Vice President – Chief Financial Officer

/s/ A.R. Andrews

A.R. Andrews
Principal Accounting Officer;
Vice President – Corporate Controller

Date: May 6, 2005

KELLOGG COMPANY

EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)
10.1	John A. Bryant Restricted Stock Grant / Non-Compete Agreement	E

10.2	Jeffrey W. Montie Restricted Stock Grant / Non-Compete Agreement	E

31.1	Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa	E

32.1	Section 1350 Certification from James M. Jenness	E

32.2	Section 1350 Certification from Jeffrey M. Boromisa	E