Form 10-Q
period 2005-07-02
KELLOGG CO
filed 2005-08-05
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
Yes ☑ No ☐
Common Stock outstanding as of July 29, 2005 – 413,178,136 shares

KELLOGG COMPANY
INDEX

Page
PART I — Financial Information

Item 1:
Consolidated Balance Sheet – July 2, 2005 and January 1, 2005	2

Consolidated Statement of Earnings – quarters and year-to-date periods ended July 2, 2005 and June 26, 2004	3

Consolidated Statement of Cash Flows – year-to-date periods ended July 2, 2005 and June 26, 2004	4

Notes to Consolidated Financial Statements	5-13

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 3:
Quantitative and Qualitative Disclosures about Market Risk	22

Item 4:
Controls and Procedures	22

PART II — Other Information

Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6:
Exhibits	23

Signatures	24

Exhibit Index	25
Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness
Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa
Section 1350 Certification from James M. Jenness
Section 1350 Certification from Jeffrey M. Boromisa

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	July 2,	January 1,
	2005	2005
	(unaudited)	*

Current assets
Cash and cash equivalents	$303.2	$417.4
Accounts receivable, net	938.8	776.4
Inventories:
Raw materials and supplies	193.2	188.0
Finished goods and materials in process	487.1	493.0
Other current assets	308.5	247.0

Total current assets	2,230.8	2,121.8
Property, net of accumulated depreciation of $3,785.6 and $3,778.8	2,604.8	2,715.1
Goodwill	3,445.5	3,445.5
Other intangibles, net of accumulated amortization of $46.9 and $46.1	1,440.9	1,442.2
Other assets	812.8	837.3

Total assets	$10,534.8	$10,561.9

Current liabilities
Current maturities of long-term debt	$277.5	$278.6
Notes payable	1,220.0	750.6
Accounts payable	753.5	726.3
Accrued advertising and promotion	365.3	322.0
Other current liabilities	736.1	768.5

Total current liabilities	3,352.4	2,846.0

Long-term debt	3,169.8	3,892.6
Deferred income taxes	925.6	959.1
Pension benefits	201.1	181.1
Nonpension postretirement benefits	263.9	269.7
Other liabilities	144.6	156.2

Shareholders’ equity
Common stock, $.25 par value	104.5	103.8
Capital in excess of par value	73.7	—
Retained earnings	3,026.7	2,701.3
Treasury stock, at cost	(242.4)	(108.0)
Accumulated other comprehensive income (loss)	(485.1)	(439.9)

Total shareholders’ equity	2,477.4	2,257.2

Total liabilities and shareholders’ equity	$10,534.8	$10,561.9

*	Condensed from audited financial statements.
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS
(millions, except per share data)

	Quarter ended		Year-to-date period ended
	July 2,	June 26,	July 2,	June 26,
(Results are unaudited)	2005	2004	2005	2004

Net sales	$2,587.2	$2,387.3	$5,159.5	$4,777.8

Cost of goods sold	1,388.6	1,307.1	2,825.0	2,662.6
Selling and administrative expense	726.1	641.8	1,394.2	1,256.6

Operating profit	472.5	438.4	940.3	858.6

Interest expense	89.2	76.1	165.1	154.3
Other income (expense), net	3.9	(5.0)	(13.5)	(6.3)

Earnings before income taxes	387.2	357.3	761.7	698.0
Income taxes	128.2	119.9	248.0	240.8

Net earnings	$259.0	$237.4	$513.7	$457.2

Net earnings per share:
Basic	$.63	$.58	$1.25	$1.11
Diluted	$.62	$.57	$1.23	$1.10

Dividends per share	$.2525	$.2525	$.5050	$.5050

Average shares outstanding:
Basic	412.0	411.8	412.5	411.3

Diluted	415.8	416.5	416.5	415.5

Actual shares outstanding at period end			413.0	412.8

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
	July 2,	June 26,
(unaudited)	2005	2004

Operating activities
Net earnings	$513.7	$457.2
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	194.8	205.5
Deferred income taxes	(73.7)	(8.9)
Other (a)	123.9	51.2
Postretirement benefit plan contributions	(69.8)	(126.8)
Changes in operating assets and liabilities	(101.5)	(88.7)

Net cash provided by operating activities	587.4	489.5

Investing activities
Additions to properties	(113.0)	(101.1)
Acquisitions of businesses	(30.0)	—
Other	1.3	0.8

Net cash used in investing activities	(141.7)	(100.3)

Financing activities
Net issuances of notes payable	469.4	356.6
Reductions of long-term debt	(725.9)	(502.5)
Net issuances of common stock	184.2	202.2
Common stock repurchases	(263.1)	(162.8)
Cash dividends	(208.0)	(208.2)
Other	3.1	(1.7)

Net cash used in financing activities	(540.3)	(316.4)

Effect of exchange rate changes on cash	(19.6)	(2.7)

Increase (decrease) in cash and cash equivalents	(114.2)	70.1
Cash and cash equivalents at beginning of period	417.4	141.2

Cash and cash equivalents at end of period	$303.2	$211.3

(a)	Consists principally of non-cash expense accruals for employee benefit obligations
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter and year-to-date periods ended July 2, 2005 (unaudited)
Note 1 Accounting policies
Basis of presentation
The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 34 to 53 of the Company’s 2004 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company’s 2004 Annual Report. Certain amounts for 2004 have been reclassified to conform to current-period classifications. The results of operations for the quarterly and year-to-date periods ended July 2, 2005, are not necessarily indicative of the results to be expected for other interim periods or the full year.
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
The Company currently uses the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees,” to account for its employee stock options and other stock-based compensation. Under this method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense is recognized. The following table presents the pro forma results for the current and prior periods, as if the Company had used the alternate fair value method of accounting for stock-based compensation, prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148). Under this pro forma method, the fair value of each option grant (net of estimated unvested forfeitures) was estimated at the date of grant using a binomial option-pricing model and was recognized over the vesting period, generally two years. Pricing model assumptions included expected terms of 3-5 years; and risk-free interest rates, dividend yields, and volatility assumptions consistent with the expected terms and particular grant dates.

			Year-to-date period
(millions, except per share data)	Quarter ended		ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Stock-based compensation expense, net of tax:
As reported	$4.1	$2.3	$6.2	$4.5
Pro forma	$14.9	$10.7	$24.4	$20.4

Net earnings:
As reported	$259.0	$237.4	$513.7	$457.2
Pro forma	$248.2	$229.0	$495.5	$441.3

Basic net earnings per share:
As reported	$0.63	$0.58	$1.25	$1.11
Pro forma	$0.60	$0.56	$1.20	$1.07

Diluted net earnings per share:
As reported	$0.62	$0.57	$1.23	$1.10
Pro forma	$0.60	$0.55	$1.19	$1.06

Stock compensation – SFAS No. 123(Revised)
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
The standard is effective for public companies for annual periods beginning after June 15, 2005, with several transition options regarding prospective versus retrospective application. The Company plans to adopt SFAS No. 123(Revised) as of the beginning of its 2006 fiscal year, using the modified prospective method. Accordingly, prior years will not be restated, but 2006 results will be presented as if the Company had applied the fair value method of accounting for stock-based compensation from its 1996 fiscal year. If this standard had been adopted in 2005, management believes full-year net earnings per share would have been reduced by approximately $.08. However, the impact on 2006 will, in part, depend on the particular structure of stock-based awards granted in that year and various market factors that affect the fair value of awards. The Company currently plans to record the pre-tax equivalent compensation expense in selling, general, and administrative expense within its corporate operations.
Stock compensation – expense attribution
Certain of the Company’s equity-based compensation plans contain provisions that accelerate vesting of awards upon retirement, disability, or death of eligible employees and directors. The Company has historically applied the “nominal vesting period approach” for expense attribution of these awards. Under this method, expense is initially recognized over the stated vesting period, with any unamortized expense recognized upon actual retirement, disability, or death. Existing authoritative literature, as well as SFAS 123(Revised), specifies that a stock-based award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. In view of this literature, the FASB staff and SEC staff have recently advised that the related compensation cost should be recognized immediately for awards granted to retirement eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the nominal vesting period. Notwithstanding this guidance, the SEC staff has advised that companies following the nominal vesting approach should continue to follow that method until SFAS No. 123(Revised) is adopted. Upon adoption of SFAS 123(Revised), the Company will prospectively revise its expense attribution method to apply the “non-substantive vesting period approach” described above. Management expects the impact of this change in expense attribution method will be immaterial.

Note 2 Acquisitions
In order to support the continued growth of its North American fruit snacks business, in June 2005, the Company acquired a fruit snacks manufacturing facility and related assets from Kraft Foods Inc. for approximately $30 million in cash, including related transaction costs. The facility is located in Chicago, Illinois and employs approximately 400 active hourly and salaried employees. Beginning in 2006, management plans to in-source some of the Company’s fruit snacks production to the Chicago facility. The consolidated balance sheet as of July 2, 2005, reflects approximately $20 million in property attributable to this acquisition, with the remainder of the purchase price allocated principally to inventory.
Note 3 Cost-reduction initiatives
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
Cost of goods sold for the quarter and year-to-date periods ended July 2, 2005, includes total program-related charges of approximately $20 million and $47 million, respectively. The total year-to-date amount is comprised of approximately $16 million for a multi-employer pension plan withdrawal liability, $19 million of asset write-offs, and $12 million for severance and other cash expenditures. All of the charges were recorded in the Company’s North American operating segment.
Operating profit for the quarter and year-to-date periods ended June 26, 2004, includes total program-related charges of $20 million and $29 million, respectively. The total year-to-date amount is comprised of approximately $20 million of asset write-offs and $9 million for severance, consulting, and other cash expenditures. Approximately 60% of these charges were recorded in cost of goods sold, with the balance recorded in selling, general, and administrative expense. These charges impacted the Company’s operating segments as follows (in millions): North America-$15; Europe-$14.
Exit cost reserves were approximately $10 million at July 2, 2005 and $11 million at January 1, 2005. The balance at July 2, 2005, substantially consists of severance obligations associated with projects commenced in 2005, which are expected to be paid out in 2005 and 2006.
2005 activities
To improve operational efficiency and better position its North American snacks business for future growth, the Company plans to close its Des Plaines, Illinois bakery by the end of 2005 and its Macon, Georgia bakery by mid-2006. Production at these two bakeries, which collectively employ approximately 750 hourly and salaried employees, will be relocated principally to other Company facilities. The Company expects to incur approximately $115 million of up-front costs to complete this initiative, with approximately $75 million to be recognized in 2005. The total up-front costs are expected to include approximately $45 million in accelerated depreciation and other asset write-offs and $70 million of cash costs, including severance, removals, and a pension plan withdrawal liability. The pension plan withdrawal liability is related to trust asset under-performance in a multi-employer plan that covers the majority of the Company’s union employees in the Macon bakery and is payable over a period not to exceed 20 years. The final amount of the pension plan withdrawal liability will not be determinable until early 2008. Results for the year-to-date period ended July 2, 2005, include management’s current estimate of this liability of approximately $16 million, which is subject to adjustment through early 2008 based on trust asset performance, employer contributions, employee hours attributable to the Company’s participation in this plan, and other factors.
During the year-to-date period ended July 2, 2005, the Company substantially completed an initiative to consolidate meat alternatives manufacturing at its Zanesville, Ohio facility, resulting in the closure and sale of its Worthington, Ohio facility. As a result of this closing, approximately 280 employee positions were eliminated through separation and attrition. The Company recognized approximately $20 million of up-front costs related to this initiative in 2004 and recorded an additional $10 million of asset write-offs and cash costs in 2005.
2004 activities
Major initiatives commenced in 2004 were the global rollout of the SAP information technology system, reorganization of pan-European operations, consolidation of the aforementioned U.S. meat alternatives manufacturing operations, and relocation of the Company’s U.S. snacks business unit to Battle Creek, Michigan. Up-front costs recognized during the first half of 2004 related to these new initiatives as well as various manufacturing initiatives continuing from 2003.
Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense) for the year-to-date period ended July 2, 2005, includes a charge of $6 million for a donation to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, and a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. The carrying value of all held-for-sale assets at July 2, 2005, was insignificant.
Other income (expense) for the quarter and year-to-date period ended June 26, 2004, includes a charge of approximately $8 million for a donation to the Kellogg’s Corporate Citizenship Fund.
Note 5 Debt
On July 1, 2005, the Company redeemed $723.4 million of long-term debt, representing the remaining principal balance of its 6.0% U.S. Dollar Notes due April 1, 2006. A related charge of approximately $14 million, primarily representing redemption premium, was recorded in interest expense during the quarter ended July 2, 2005.
Note 6 Equity
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

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2005
Basic	$259.0	412.0	$.63
Dilutive potential common shares	—	3.8	(.01)

Diluted	$259.0	415.8	$.62

2004
Basic	$237.4	411.8	$.58
Dilutive potential common shares	—	4.7	(.01)

Diluted	$237.4	416.5	$.57

Year-to-date		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2005
Basic	$513.7	412.5	$1.25
Dilutive potential common shares	—	4.0	(.02)

Diluted	$513.7	416.5	$1.23

2004
Basic	$457.2	411.3	$1.11
Dilutive potential common shares	—	4.2	(.01)

Diluted	$457.2	415.5	$1.10

During the quarter and year-to-date periods ended July 2, 2005, the Company issued 1.9 million and 6.0 million shares, respectively, for employee stock option exercises, performance share awards, and similar transactions pursuant to various equity-based compensation programs. These awards are administered through several plans, as described in Note 8 within Notes to Consolidated Financial Statements on pages 43 and 44 of the Company’s 2004 Annual Report. To offset these issuances and for general corporate purposes, during the corresponding periods, the Company repurchased .1 million and 6.0 million shares, respectively, under an existing Board of Director authorization.
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

Quarter

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2005
Net earnings			$259.0
Other comprehensive income:
Foreign currency translation adjustments	(26.3)	—	(26.3)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(3.3)	1.1	(2.2)
Reclassification to net earnings	5.1	(1.4)	3.7
Minimum pension liability adjustments	2.6	(1.0)	1.6

	(21.9)	(1.3)	(23.2)

Total comprehensive income			$235.8

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2004
Net earnings			$237.4
Other comprehensive income:
Foreign currency translation adjustments	(7.5)	—	(7.5)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(3.0)	1.0	(2.0)
Reclassification to net earnings	5.5	(2.0)	3.5
Minimum pension liability adjustments	(1.0)	0.2	(0.8)

	(6.0)	(0.8)	(6.8)

Total comprehensive income			$230.6

Year-to-date

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2005
Net earnings			$513.7
Other comprehensive income:
Foreign currency translation adjustments	(56.6)	—	(56.6)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(0.2)	0.4	0.2
Reclassification to net earnings	14.0	(4.8)	9.2
Minimum pension liability adjustments	3.0	(1.0)	2.0

	(39.8)	(5.4)	(45.2)

Total comprehensive income			$468.5

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2004
Net earnings			$457.2
Other comprehensive income:
Foreign currency translation adjustments	(10.3)	—	(10.3)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(2.2)	0.9	(1.3)
Reclassification to net earnings	10.4	(3.9)	6.5
Minimum pension liability adjustments	(6.0)	1.7	(4.3)

	(8.1)	(1.3)	(9.4)

Total comprehensive income			$447.8

Accumulated other comprehensive income (loss) as of July 2, 2005, and January 1, 2005, consisted of the following:

	July 2,	January 1,
(millions)	2005	2005

Foreign currency translation adjustments	$(390.9)	$(334.3)
Cash flow hedges — unrealized net loss	(37.2)	(46.6)
Minimum pension liability adjustments	(57.0)	(59.0)

Total accumulated other comprehensive income (loss)	$(485.1)	$(439.9)

Note 7 Employee benefits
The Company sponsors a number of U.S. and foreign pension, other postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 44-47 of the Company’s 2004 Annual Report. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended		Year-to-date period ended
(millions)	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Service cost	$19.4	$18.1	$40.3	$37.0
Interest cost	40.0	38.0	80.6	76.3
Expected return on plan assets	(57.7)	(58.1)	(115.8)	(116.7)
Amortization of unrecognized prior service cost	2.0	1.9	4.0	3.8
Recognized net loss	16.2	12.6	33.1	25.4
Curtailment and special termination benefits — net loss	—	0.5	—	1.8
Other	0.6		0.9	—

Total pension expense — Company plans	$20.5	$13.0	$43.1	$27.6

Additionally, during the year-to-date period ended July 2, 2005, the Company recorded its estimate of a multi-employer plan withdrawal liability of approximately $16 million, which is further described in Note 3.
Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Service cost	$3.4	$2.3	$6.9	$6.0
Interest cost	14.5	13.0	29.1	27.7
Expected return on plan assets	(10.9)	(10.0)	(20.5)	(19.9)
Amortization of unrecognized prior service cost	(0.7)	(0.7)	(1.4)	(1.4)
Recognized net loss	4.9	2.8	9.9	7.4

Postretirement benefit expense	$11.2	$7.4	$24.0	$19.8

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Service cost	$1.1	$0.7	$2.2	$1.7
Interest cost	0.6	0.5	1.0	1.0
Recognized net loss	1.3	0.8	2.3	1.7

Postemployment benefit expense	$3.0	$2.0	$5.5	$4.4

The Company currently expects to contribute approximately $42 million to its defined benefit pension plans and $62 million to its retiree health and welfare benefit plans during 2005, for a total of $104 million. During 2004, the Company contributed approximately $140 million to defined benefit pension plans and $64 million to retiree health and welfare benefit plans, for a total of $204 million. Plan funding strategies are periodically modified to reflect management’s current evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 8 Operating segments
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

	Quarter ended		Year-to-date period ended
(millions)	July 2,	June 26,	July 2,	June 26,
(Results are unaudited)	2005	2004	2005	2004

Net sales
North America	$1,706.6	$1,567.5	$3,422.4	$3,165.8
Europe	535.9	516.0	1,063.8	1,007.2
Latin America	208.5	185.9	396.3	354.2
Asia Pacific (a)	136.2	117.9	277.0	250.6

Consolidated	$2,587.2	$2,387.3	$5,159.5	$4,777.8

Segment operating profit
North America	$329.3	$300.3	$653.3	$589.0
Europe	95.9	96.0	189.2	178.4
Latin America	52.4	50.1	100.5	96.3
Asia Pacific (a)	22.5	17.0	51.2	42.8
Corporate	(27.6)	(25.0)	(53.9)	(47.9)

Consolidated	$472.5	$438.4	$940.3	$858.6

(a)	Includes Australia and Asia.

Note 9 Supplemental information on goodwill and other intangible assets
During the year-to-date period ended July 2, 2005, the Company reclassified $578.9 million attributable to its direct store-door (DSD) delivery system from indefinite-lived intangible assets to goodwill, net of an associated deferred tax liability of $228.5 million. Prior periods were likewise reclassified.

Intangible assets subject to amortization:	Gross carrying amount		Accumulated amortization
(millions)	July 2,	January 1,	July 2,	January 1,
	2005	2005	2005	2005

Trademarks	$29.5	$29.5	$19.9	$19.4
Other	29.1	29.1	27.0	26.7

Total	$58.6	$58.6	$46.9	$46.1

	July 2,	June 26,
Amortization expense (a):	2005	2004

Quarter	$0.4	$0.8

Year-to-date	$0.8	$1.6

(a)	The currently estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately $1.5 per year.

Intangible assets not subject to amortization:	Total carrying amount
(millions)	July 2,	January 1,
	2005	2005

Trademarks	$1,404.0	$1,404.0
Other	25.2	25.7

Total	$1,429.2	$1,429.7

Other than the reclassification noted above, there were no changes in the carrying amount of goodwill for the year-to-date period ended July 2, 2005:

				Asia	Consoli-
(millions)	United States	Europe	Latin America	Pacific (b)	dated

January 1, 2005 and July 2, 2005	$3,443.3	$0.0	$0.0	$2.2	$3,445.5

(b)	Includes Australia and Asia.

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
For the quarter ended July 2, 2005, the Company reported net earnings per share of $.62, a 9% increase over the prior-period amount of $.57. Consolidated net sales and operating profit each increased approximately 8%. These results were driven by continued strong sales momentum, particularly in North America, which enabled us to continue to invest in brand-building and cost-reduction initiatives.
Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the second quarter of 2005 versus 2004:

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2005 net sales	$1,706.6	$535.9	$208.5	$136.2	$—	$2,587.2

2004 net sales	$1,567.5	$516.0	$185.9	$117.9	$—	$2,387.3

% change - 2005 vs. 2004:
Volume (tonnage) (b)	5.5%	-0.3%	7.9%	8.1%	—	4.7%
Pricing/mix	2.8%	1.0%	-0.1%	0.2%	—	1.9%

Subtotal - internal business	8.3%	0.7%	7.8%	8.3%	—	6.6%
Foreign currency impact	0.6%	3.1%	4.4%	7.2%	—	1.8%

Total change	8.9%	3.8%	12.2%	15.5%	—	8.4%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2005 operating profit	$329.3	$95.9	$52.4	$22.5	$(27.6)	$472.5

2004 operating profit	$300.3	$96.0	$50.1	$17.0	$(25.0)	$438.4

% change - 2005 vs. 2004:
Internal business	9.0%	-1.9%	1.1%	24.1%	-11.1%	6.2%
Foreign currency impact	0.7%	1.8%	3.6%	8.4%	0.0%	1.6%

Total change	9.7%	-0.1%	4.7%	32.5%	-11.1%	7.8%

(a)	Includes Australia and Asia.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.
During the second quarter of 2005, consolidated net sales increased over 8%. Internal net sales (which excludes the impact of currency and, if applicable, acquisitions, dispositions, and shipping day differences) grew nearly 7%, which was on top of nearly 5% growth in the year-ago period. During the quarter, successful innovation and brand-building investment continued to drive strong growth across most operating segments.

North America reported net sales growth of approximately 9%, with strong internal growth across all major product groups. Internal net sales of our North America retail cereal business increased 10%, with exceptional performance in both the United States and Canada. We believe this level of performance primarily results from speed-to-market on innovations and effective brand-building support. Our U.S. retail cereal business also continued to benefit from a price increase taken in July 2004.
Internal net sales of our North America retail snacks business (consisting of wholesome snacks, cookies, crackers, and toaster pastries) increased 8%. These results were attributable principally to strong sales growth in our Pop-Tarts toaster pastries, fruit snacks, and cracker product lines, while cookie sales declined during the quarter. This decline was attributable to difficult comparisons with high shipment levels of now-discontinued low-carb and other new products in the prior period, the impact of which more than offset solid current-period performance in our base cookie business.
Internal net sales of our North America frozen and specialty channel (which includes food service, vending, convenience, drug stores, and custom manufacturing) businesses collectively increased approximately 5%, led by solid contributions from both our Eggo frozen foods and food service businesses.
Net sales in our European operating segment increased nearly 4%, comprised of favorable foreign exchange movements of 3% and internal sales growth of 1%. This internal growth was attributable to increased snack sales, particularly in southern Europe, with pan-European cereal sales performance relatively flat. After a solid first quarter performance, second quarter cereal sales declined in our U.K. market. We believe this decline resulted largely from the timing of promotional campaigns and new product shipments, which were scheduled very late in the current period as compared to prior-period activity. Results in our Nordics markets were also weak, primarily due to a temporary delisting by a major customer, which has recently been resolved. These unfavorable factors were offset by strong cereal sales in both Spain and Italy, which we believe were attributable primarily to category growth and our successful promotional campaigns.
Strong performance in Latin America resulted in net sales growth of 12%, with internal sales growth at 8%. Most of this growth was due to strong performance by our Mexico and Venezuela business units, although sales increased in each of the Latin American markets in which we do business.
Net sales in our Asia Pacific operating segment grew over 15%, with strong volume-driven internal sales growth of 8%. This internal sales growth, in part, represented a recovery from weak results in the year-ago period, pulled down by negative sugar publicity in Korea and competitive conditions in Australia. We believe effective execution of marketing programs and innovation contributed to high single-digit sales growth in Australia during the quarter.
Consolidated operating profit increased 8% during the quarter, with internal growth of approximately 6%. This internal growth was achieved despite double digit growth in brand-building and innovation expenditures and higher employee benefit expenses.
The following tables provide an analysis of net sales and operating profit performance for the year-to-date period ended July 2, 2005, versus the comparable prior-year period:

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2005 net sales	$3,422.4	$1,063.8	$396.3	$277.0	$—	$5,159.5

2004 net sales	$3,165.8	$1,007.2	$354.2	$250.6	$—	$4,777.8

% change - 2005 vs. 2004:
Volume (tonnage) (b)	5.0%	0.3%	8.2%	3.2%	—	4.3%
Pricing/mix	2.6%	1.6%	1.5%	2.7%	—	2.2%

Subtotal - internal business	7.6%	1.9%	9.7%	5.9%	—	6.5%
Foreign currency impact	0.5%	3.7%	2.2%	4.6%	—	1.5%

Total change	8.1%	5.6%	11.9%	10.5%	—	8.0%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2005 operating profit	$653.3	$189.2	$100.5	$51.2	$(53.9)	$940.3

2004 operating profit	$589.0	$178.4	$96.3	$42.8	$(47.9)	$858.6

% change - 2005 vs. 2004:
Internal business	10.3%	3.2%	2.9%	15.0%	-12.8%	8.1%
Foreign currency impact	0.6%	2.9%	1.5%	4.7%	0.0%	1.4%

Total change	10.9%	6.1%	4.4%	19.7%	-12.8%	9.5%

(a)	Includes Australia and Asia.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.
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
Cost of goods sold for the quarter and year-to-date periods ended July 2, 2005, includes total program-related charges of approximately $20 million and $47 million, respectively. The total year-to-date amount is comprised of approximately $16 million for a multi-employer pension plan withdrawal liability, $19 million of asset write-offs, and $12 million for severance and other cash expenditures. All of the charges were recorded in our North American operating segment.
Operating profit for the quarter and year-to-date periods ended June 26, 2004, includes total program-related charges of $20 million and $29 million, respectively. The total year-to-date amount is comprised of approximately $20 million of asset write-offs and $9 million for severance, consulting, and other cash expenditures. Approximately 60% of these charges were recorded in cost of goods sold, with the balance recorded in selling, general, and administrative expense. These charges impacted our operating segments as follows (in millions): North America-$15; Europe-$14.
Exit cost reserves were approximately $10 million at July 2, 2005 and $11 million at January 1, 2005. The balance at July 2, 2005, substantially consists of severance obligations associated with projects commenced in 2005, to be paid out in 2005 and 2006.
To improve operational efficiency and better position our North American snacks business for future growth, we plan to close our Des Plaines, Illinois bakery by the end of 2005 and our Macon, Georgia bakery by mid-2006. Production at these two bakeries, which collectively employ approximately 750 hourly and salaried employees, will be relocated principally to other Company facilities. We expect to incur approximately $115 million of up-front costs to complete this initiative, with approximately $75 million to be recognized in 2005. The total up-front costs are expected to include approximately $45 million in accelerated depreciation and other asset write-offs and $70 million of cash costs, including severance, removals, and a pension plan withdrawal liability. The pension plan withdrawal liability is related to trust asset under-performance in a multi-employer plan that covers the majority of our union employees in the Macon bakery and is payable over a period not to exceed 20 years. The final amount of the pension plan withdrawal liability will not be determinable until early 2008. Results for the year-to-date period ended July 2, 2005, include our current estimate of this liability of approximately $16 million, which is subject to adjustment through early 2008 based on trust asset performance, employer contributions, employee hours attributable to our participation in this plan, and other factors.
During the year-to-date period ended July 2, 2005, we substantially completed an initiative to consolidate meat alternatives manufacturing at our Zanesville, Ohio facility, resulting in the closure and sale of our Worthington, Ohio facility. As a result of this closing, approximately 280 employee positions were eliminated through separation and attrition. We recognized approximately $20 million of up-front costs related to this initiative in 2004 and recorded an additional $10 million of asset write-offs and cash costs in 2005.
Major initiatives commenced in 2004 were the global rollout of the SAP information technology system, reorganization of pan-European operations, consolidation of the aforementioned U.S. meat alternatives manufacturing operations, and relocation of our U.S. snacks business unit to Battle Creek, Michigan. Up-front costs recognized during the first half of 2004 related to these new initiatives as well as various manufacturing initiatives continuing from 2003.
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
The annual cost of providing these benefits is significant, with consolidated full-year 2005 benefits expense currently expected to be nearly $300 million, not including the $16 million multi-employer pension plan withdrawal liability discussed in the “Cost-reduction initiative” section above. While slightly less than our projection as of the end of the first quarter of 2005, this current full-year estimate continues to represent a substantial 15-20% increase over the fiscal 2004 amount. This increase results from several major factors including: 1) a reduction in the assumed rate of return on major plan assets from 9.3% in 2004 to 8.9% in 2005; 2) a decrease in the weighted average discount rate used to measure obligations at year-end 2004; and 3) continuing health care cost inflation.
Margin performance
Margin performance for the second quarter and year-to-date periods of 2005 versus 2004 was:

			Change
			vs. prior
Quarter	2005	2004	year (pts.)

Gross margin	46.3%	45.2%	1.1

SGA% (a)	-28.0%	-26.8%	-1.2

Operating margin	18.3%	18.4%	-0.1

Year-to-date	2005	2004	Change

Gross margin	45.2%	44.3%	0.9

SGA% (a)	-27.0%	-26.3%	-0.7

Operating margin	18.2%	18.0%	0.2

(a)	Selling, general, and administrative expense as a percentage of net sales.
For the quarter and year-to-date periods, our consolidated gross margin increased 110 and 90 basis points, respectively, versus the prior-year periods, as our strong sales growth continued to produce significant operating leverage. This factor, combined with mix improvement and productivity savings, offset the unfavorable impact of higher benefit costs, as well as increased investment in cost-reduction initiatives on a year-to-date basis.
Versus the prior-year periods, aggregate raw material and packaging costs were lower, while fuel and energy costs were higher, resulting in an overall neutral impact on year-to-date 2005 gross margin performance. During the remainder of 2005, we expect continuing cost pressure from fuel prices to outpace the commodity and packaging cost favorability we have experienced to date.
For the quarter and year-to-date periods, our operating margin was relatively even with results for the prior-year periods, as we reinvested a significant portion of the gross margin expansion in brand-building and innovation expenditures.
We believe the year-to-date gross margin results are reflective of our expectations for the full year of 2005, resulting in a modest increase versus the full-year 2004 gross margin of 44.9%. Our strategy is to continue to reinvest in brand building, innovation, and cost reduction initiatives, so as to maintain a relatively steady operating margin versus the full-year 2004 level of 17.5%.
Interest expense
Interest expense for the year-to-date period was $165.1 million, which includes a charge of approximately $14 million for early redemption of Notes due April 1, 2006. This incremental expense is expected to be largely recovered through lower short-term interest rates over the original remaining term of the 2006 Notes. These results are in comparison to interest expense for the prior year-to-date period of $154.3 million. We currently expect total year 2005 interest expense to be slightly less than $300 million, representing a decline of 3-4% from the 2004 full-year level.
Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense) for the year-to-date period ended July 2, 2005, includes a charge of $6 million for a donation to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, and a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. The carrying value of all held-for-sale assets at July 2, 2005, was insignificant.
Other income (expense) for the quarter and year-to-date period ended June 26, 2004, includes a charge of approximately $8 million for a donation to the Kellogg’s Corporate Citizenship Fund.
Income taxes
The consolidated effective income tax rate for the year-to-date period was 32.6%, which is consistent with our full-year 2005 expectation of approximately 33%. As compared to higher prior-period rates (34.5% year-to-date and 34.8% for full-year 2004), the 2005 consolidated effective income tax rate is benefiting from the 2004 reorganization of our European operations as well as U.S. tax legislation enacted in 2004.
As discussed on page 27 of our 2004 Annual Shareholders Report, during 2005, we currently plan to elect to repatriate dividends from foreign subsidiaries which qualify for the temporary dividends-received-deduction available under the American Jobs Creation Act. In May 2005, the Treasury Department and IRS issued Notice 2005-38, which clarified that the dividends-received-deduction applies to both the cash and “section 78 gross-up” portions of qualifying dividend repatriations. As a result of this clarification, we now plan to repatriate approximately $1.1 billion of foreign earnings in 2005 for a net tax cost of approximately $41 million, which was provided for in 2004.
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

	Year-to-date period ended
			Change versus
(dollars in millions)	July 2, 2005	June 26, 2004	prior year

Operating activities
Net earnings	$513.7	$457.2	12.4%

Items in net earnings not requiring (providing) cash:
Depreciation and amortization	194.8	205.5
Deferred income taxes	(73.7)	(8.9)
Other (a)	123.9	51.2

Net earnings after non-cash items	758.7	705.0	7.6%

Pension and other postretirement benefit plan contributions	(69.8)	(126.8)
Changes in operating assets and liabilities:
Core working capital (b)	(115.7)	(60.8)
Other working capital	14.2	(27.9)

	(101.5)	(88.7)

Net cash provided by operating activities	$587.4	$489.5	20.0%

(a)	Consists principally of non-cash expense accruals for employee benefit obligations
(b)	inventory and trade receivables less trade payables
For the year-to-date period, operating cash flow was nearly $100 million higher than the prior period. Approximately one-half of this increase is attributable to net earnings growth with the remainder primarily attributable to a year-over-year reduction in the level of benefit plan contributions. Our current plan for full-year 2005 is to contribute approximately $104 million to benefit plans, which represents a $100 million reduction from the 2004 funding level. To mitigate future increases in our employee benefit costs, we are currently evaluating the possibility of additional plan funding during the remainder of 2005. Furthermore, plan funding strategies are periodically modified to reflect our current evaluation of tax deductibility, market conditions, and competing investment alternatives. As a result, the currently-projected 2005 contribution levels are subject to change during the remainder of the year.
While the year-to-date cash flow impact of total working capital was comparable to the prior period, core working capital movements unfavorably impacted year-over-year cash flow comparisons by approximately $55 million. This movement was primarily attributable to trade receivables, which returned to historical levels (in relation to sales) by the end of the first quarter from lower levels at the end of 2004. We believe these lower levels were related to the timing of our 53rd week over the holiday period and we expect that this phenomenon could impact the core working capital component of our operating cash flow for the remainder of the year. Despite the unfavorable movement in the absolute balance, core working capital as a percentage of sales continued to improve. For the year-long period ended July 2, 2005, average core working capital as a percentage of sales was 7.1%, compared to 7.3% for the fiscal year ended January 1, 2005.
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

	Year-to-date period ended		Change
			versus
(dollars in millions)	July 2, 2005	June 26, 2004	prior year

Net cash provided by operating activities	$587.4	$489.5
Additions to properties	(113.0)	(101.1)

Cash flow	$474.4	$388.4	22.1%

Our 2005 year-to-date cash flow increased approximately 22% versus the prior-year period, primarily related to our operating cash flow performance as discussed above. For the full-year of 2005, expenditures for property additions are currently expected to represent up to 3.5% of net sales and cash flow (as defined) is expected to exceed the amount of net earnings.
In order to support the continued growth of our North American fruit snacks business, in June 2005, we acquired a fruit snacks manufacturing facility and related assets from Kraft Foods Inc. for approximately $30 million in cash, including related transaction costs. The facility is located in Chicago, Illinois and employs approximately 400 active hourly and salaried employees. Beginning in 2006, we plan to in-source some of our fruit snacks production to the Chicago facility. The consolidated balance sheet as of July 2, 2005, reflects approximately $20 million in property attributable to this acquisition, with the remainder of the purchase price allocated principally to inventory. Separately, during the year-to-date period ending July 2, 2005, we entered into an agreement with the cable Nickelodeon network to license their characters in conjunction with our fruit snacks products.
For 2005, our Board of Directors has authorized stock repurchases for general corporate purposes and to offset issuances for employee benefit programs of up to $400 million. During the year-to-date period, we paid $263.1 million to repurchase approximately 6.0 million shares.
In April 2005, our Board of Directors declared a dividend of $.2525 per common share, payable June 15, 2005, to shareholders of record at the close of business on June 1, 2005, and further authorized an increase of 10% from this level for the dividend to be paid in September 2005.
On July 1, 2005, we redeemed $723.4 million of long-term debt, representing the remaining principal balance of our 6.0% U.S. Dollar Notes due April 1, 2006. This redemption was funded principally through issuance of U.S. Dollar short-term debt. Our long-term target is to reduce debt by approximately $300 million annually. At July 2, 2005, our total debt was approximately $4.7 billion, down from $4.9 billion at year-end 2004.
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
Future outlook & forward-looking statements
Our long-term annual growth targets are low single-digit for internal net sales and high single-digit for net earnings per share. In addition, we remain committed to growing our brand-building investment faster than the rate of sales growth. We currently expect our 2005 internal net sales growth to slightly exceed and other results to be consistent with these targets. In addition, we will continue to reinvest in cost-reduction initiatives and other growth opportunities.
In December 2004, the FASB issued SFAS No. 123(Revised) “Share-Based Payment,” which we plan to adopt as of the beginning of our 2006 fiscal year, using the modified prospective method. Accordingly, prior years will not be restated, but 2006 results will be presented as if we had applied the fair value method of accounting for stock-based compensation from our 1996 fiscal year. If this standard had been adopted in 2005, we believe full-year net earnings per share would have been reduced by approximately $.08. However, the impact on 2006 will, in part, depend on the particular structure of stock-based awards granted in that year and various market factors that affect the fair value of awards. We currently plan to record the pre-tax equivalent compensation expense in selling, general, and administrative expense within our corporate operations.
Our Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements, and growth; sales, gross margins, brand-building expenditures and other costs, operating profit, and earnings per share; asset write-offs and expenditures related to cost-reduction initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; capital expenditures;

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
▪	the impact of competitive conditions;

▪	the effectiveness of pricing, advertising, and promotional programs;

▪	the success of innovation and new product introductions;

▪	the recoverability of the carrying value of goodwill and other intangibles;

▪	the success of productivity improvements and business transitions;

▪	raw material commodity, packaging, and energy prices, and labor costs;

▪	the availability of and interest rates on short-term financing;

▪	actual market performance of benefit plan trust investments;

▪	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

▪	changes in consumer behavior and preferences;

▪	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

▪	legal and regulatory factors; and,

▪	business disruption or other losses from war, terrorist acts, or political unrest.
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
As of July 2, 2005, management carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.
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

KELLOGG COMPANY
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(e) Issuer Purchases of Equity Securities
(millions, except per share data)

				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
	(a) Total		Part of Publicly	Be Purchased Under
	Number of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs
Month #1:
4/3/05-4/30/05	0.1	$43.22	0.1	$136.9
Month #2:
5/1/05-5/28/05	0.8	45.31	0.8	136.9
Month #3:
5/29/05-7/2/05	0.2	45.61	0.2	136.9

Total (1)	1.1	45.14	1.1

(1)	Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:

	a.	Approximately 0.1 million shares were purchased in open-market transactions under a program authorized by the Company’s Board of Directors to repurchase for general corporate purposes and to offset issuances for employee benefit programs up to $400 million in Kellogg common stock during 2005. This repurchase program was publicly announced in a press release on December 7, 2004.

	b.	Approximately 1.0 million shares were purchased from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described on pages 43-44 of the Company’s 2004 Annual Report to Shareholders, filed as exhibit 13.01 to the Company’s 2004 Form 10-K.
Item 6. Exhibits
     (a) Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness

31.2	Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa

32.1	Section 1350 Certification from James M. Jenness

32.2	Section 1350 Certification from Jeffrey M. Boromisa

KELLOGG COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ J.M. Boromisa

J.M. Boromisa
Principal Financial Officer;
Senior Vice President — Chief Financial Officer

/s/ A.R. Andrews

A.R. Andrews
Principal Accounting Officer;
Vice President — Corporate Controller

Date: August 5, 2005

KELLOGG COMPANY
EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

31.1	Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa	E

32.1	Section 1350 Certification from James M. Jenness	E

32.2	Section 1350 Certification from Jeffrey M. Boromisa	E