Form 10-Q
period 2005-10-01
KELLOGG CO
filed 2005-11-07
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes  ☐  No  ☑
Common Stock outstanding as of October 28, 2005 – 414,235,942 shares

KELLOGG COMPANY
INDEX

Page
PART I — Financial Information

Item 1:
Consolidated Balance Sheet — October 1, 2005 and January 1, 2005	2

Consolidated Statement of Earnings — quarters and year-to-date periods ended October 1, 2005 and September 25, 2004	3

Consolidated Statement of Cash Flows —year-to-date periods ended October 1, 2005 and September 25, 2004	4

Notes to Consolidated Financial Statements	5-13

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 3:
Quantitative and Qualitative Disclosures about Market Risk	22

Item 4:
Controls and Procedures	22

PART II — Other Information

Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6:
Exhibits	23

Signatures	24

Exhibit Index	25
Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness
Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa
Section 1350 Certification from James M. Jenness
Section 1350 Certification from Jeffrey M. Boromisa

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	October 1,	January 1,
	2005	2005
	(unaudited)	*

Current assets
Cash and cash equivalents	$463.5	$417.4
Accounts receivable, net	1,026.0	776.4
Inventories:
Raw materials and supplies	191.4	188.0
Finished goods and materials in process	485.3	493.0
Other current assets	254.2	247.0

Total current assets	2,420.4	2,121.8
Property, net of accumulated depreciation
of $3,842.4 and $3,778.8	2,606.4	2,715.1
Goodwill	3,445.3	3,445.5
Other intangibles, net of accumulated amortization
of $47.2 and $46.1	1,440.5	1,442.2
Other assets	794.3	837.3

Total assets	$10,706.9	$10,561.9

Current liabilities
Current maturities of long-term debt	$284.3	$278.6
Notes payable	1,026.1	750.6
Accounts payable	818.1	726.3
Accrued advertising and promotion	390.3	322.0
Other current liabilities	835.0	768.5

Total current liabilities	3,353.8	2,846.0

Long-term debt	3,162.7	3,892.6
Deferred income taxes	918.6	959.1
Pension benefits	206.0	181.1
Nonpension postretirement benefits	257.6	269.7
Other liabilities	148.0	156.2

Shareholders’ equity
Common stock, $.25 par value	104.6	103.8
Capital in excess of par value	66.7	—
Retained earnings	3,186.1	2,701.3
Treasury stock, at cost	(205.7)	(108.0)
Accumulated other comprehensive income (loss)	(491.5)	(439.9)

Total shareholders’ equity	2,660.2	2,257.2

Total liabilities and shareholders’ equity	$10,706.9	$10,561.9

* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED EARNINGS
(millions, except per share data)

	Quarter ended		Year-to-date period ended
	October 1,	Sept. 25,	October 1,	Sept. 25,
(Results are unaudited)	2005	2004	2005	2004

Net sales	$2,623.4	$2,445.3	$7,782.9	$7,223.1

Cost of goods sold	1,437.4	1,319.1	4,262.4	3,981.7
Selling and administrative expense	720.3	669.4	2,114.5	1,926.0

Operating profit	465.7	456.8	1,406.0	1,315.4

Interest expense	68.0	76.2	233.1	230.5
Other income (expense), net	(5.7)	(3.5)	(19.2)	(9.8)

Earnings before income taxes	392.0	377.1	1,153.7	1,075.1
Income taxes	117.7	130.1	365.7	370.9

Net earnings	$274.3	$247.0	$788.0	$704.2

Net earnings per share:
Basic	$.66	$.60	$1.91	$1.71
Diluted	$.66	$.59	$1.89	$1.69

Dividends per share	$.2775	$.2525	$.7825	$.7575

Average shares outstanding:
Basic	413.4	412.4	412.8	411.7

Diluted	416.7	416.7	416.4	415.8

Actual shares outstanding at period end			413.9	412.6

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
	October 1,	Sept. 25,
(unaudited)	2005	2004

Operating activities
Net earnings	$788.0	$704.2
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	291.8	311.2
Deferred income taxes	(61.9)	7.6
Other (a)	171.6	79.0
Postretirement benefit plan contributions	(89.2)	(140.7)
Changes in operating assets and liabilities	34.4	67.8

Net cash provided by operating activities	1,134.7	1,029.1

Investing activities
Additions to properties	(220.0)	(169.5)
Acquisitions of businesses	(30.2)	—
Other	7.4	1.0

Net cash used in investing activities	(242.8)	(168.5)

Financing activities
Net issuances (reductions) of notes payable	275.5	223.9
Issuances of long-term debt	—	7.0
Reductions of long-term debt	(726.9)	(503.0)
Net issuances of common stock	206.7	242.0
Common stock repurchases	(263.1)	(229.3)
Cash dividends	(322.8)	(313.1)
Other	5.3	(2.7)

Net cash used in financing activities	(825.3)	(575.2)

Effect of exchange rate changes on cash	(20.5)	(3.6)

Increase in cash and cash equivalents	46.1	281.8
Cash and cash equivalents at beginning of period	417.4	141.2

Cash and cash equivalents at end of period	$463.5	$423.0

(a) Consists principally of non-cash expense accruals for employee benefit obligations
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter and year-to-date periods ended October 1, 2005 (unaudited)
Note 1 Accounting policies
Basis of presentation
The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 34 to 53 of the Company’s 2004 Annual Report. The accounting policies used in preparing these financial statements are the same as those summarized in the Company’s 2004 Annual Report. Certain amounts for 2004 have been reclassified to conform to current-period classifications. The results of operations for the quarterly and year-to-date periods ended October 1, 2005, are not necessarily indicative of the results to be expected for other interim periods or the full year.
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

	Quater ended		Year-to-date period ended
	October 1,	September 25,	October 1,	September 25,
(millions, except per share data)	2005	2004	2005	2004

Stock-based compensation expense,
net of tax:
As reported	$3.2	$2.3	$9.4	$6.7
Pro forma	$10.5	$11.1	$34.9	$31.5

Net earnings:
As reported	$274.3	$247.0	$788.0	$704.2
Pro forma	$267.0	$238.2	$762.5	$679.4

Basic net earnings per share:
As reported	$0.66	$0.60	$1.91	$1.71
Pro forma	$0.65	$0.58	$1.85	$1.65

Diluted net earnings per share:
As reported	$0.66	$0.59	$1.89	$1.69
Pro forma	$0.64	$0.57	$1.83	$1.64
Stock compensation — SFAS No. 123(Revised)
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
Stock compensation — expense attribution
Certain of the Company’s equity-based compensation plans contain provisions that accelerate vesting of awards upon retirement, disability, or death of eligible employees and directors. The Company has historically applied the “nominal vesting period approach” for expense attribution of these awards. Under this method, expense is initially recognized over the stated vesting period, with any unamortized expense recognized upon actual retirement, disability, or death. Existing authoritative literature, as well as SFAS 123(Revised), specifies that a stock-based award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. In view of this literature, the FASB staff and SEC staff have recently advised that the related compensation cost should be recognized immediately for awards granted to retirement eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the nominal vesting period. Notwithstanding this guidance, the SEC staff has advised that companies following the nominal vesting approach should continue to follow that method until SFAS No. 123(Revised) is adopted. Upon adoption of SFAS 123(Revised), the Company will prospectively revise its expense attribution method to apply the “non-substantive vesting period approach” described above. Management expects the impact of this change in expense attribution method will be immaterial.

Note 2 Acquisitions
In order to support the continued growth of its North American fruit snacks business, in June 2005, the Company acquired a fruit snacks manufacturing facility and related assets from Kraft Foods Inc. for approximately $30 million in cash, including related transaction costs. The facility is located in Chicago, Illinois and employs approximately 400 active hourly and salaried employees. Beginning in 2006, management plans to in-source some of the Company’s fruit snacks production to the Chicago facility. The consolidated balance sheet as of October 1, 2005, reflects approximately $20 million in property attributable to this acquisition, with the remainder of the purchase price allocated principally to inventory.
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
Cost of goods sold for the quarter and year-to-date periods ended October 1, 2005, includes total program-related charges of approximately $24 million and $71 million, respectively. The total year-to-date amount is comprised of approximately $16 million for a multi-employer pension plan withdrawal liability, $34 million of asset write-offs, and $21 million for severance and other cash expenditures. All of the charges were recorded in the Company’s North American operating segment.
Operating profit for the quarter and year-to-date periods ended September 25, 2004, includes total program-related charges of $32 million and $61 million, respectively. The total year-to-date amount is comprised of approximately $32 million of asset write-offs and $29 million for severance, relocation, and other cash expenditures. Approximately 50% of these charges were recorded in cost of goods sold, with the balance recorded in selling, general, and administrative expense. These charges impacted the Company’s operating segments as follows (in millions): North America-$31; Europe-$30.
Exit cost reserves were approximately $12 million at October 1, 2005 and $11 million at January 1, 2005. The balance at October 1, 2005, substantially consists of severance obligations associated with projects commenced in 2005, which are expected to be paid out in 2005 and 2006.
2005 activities
To improve operational efficiency and better position its North American snacks business for future growth, the Company plans to close its Des Plaines, Illinois bakery by the end of 2005 and its Macon, Georgia bakery by mid-2006. Production at these two bakeries, which collectively employ approximately 750 hourly and salaried employees, is being relocated principally to other Company facilities. In August 2005, the Company sold its Des Plaines bakery, subject to an arrangement that allows the Company to use the facility through the end of 2005. The Company currently expects to incur approximately $110 million of up-front costs to complete this initiative, with approximately $80 million to be recognized in 2005. The total up-front costs are expected to include approximately $45 million in accelerated depreciation and other asset write-offs and $65 million of cash costs, including severance, removals, and a pension plan withdrawal liability. The pension plan withdrawal liability is related to trust asset under-performance in a multi-employer plan that covers the majority of the Company’s union employees in the Macon bakery and is payable over a period not to exceed 20 years. The final amount of the pension plan withdrawal liability will not be determinable until early 2008. Results for the year-to-date period ended October 1, 2005, include management’s current estimate of this liability of approximately $16 million, which is subject to adjustment through early 2008 based on trust asset performance, employer contributions, employee hours attributable to the Company’s participation in this plan, and other factors.
During the first half of 2005, the Company substantially completed an initiative to consolidate meat alternatives manufacturing at its Zanesville, Ohio facility, resulting in the closure and sale of its Worthington, Ohio facility. As a result of this closing, approximately 280 employee positions were eliminated through separation and attrition. The

Company recognized approximately $20 million of up-front costs related to this initiative in 2004 and recorded an additional $10 million of asset write-offs and cash costs in 2005.
2004 activities
Major initiatives commenced in 2004 were the global rollout of the SAP information technology system, reorganization of pan-European operations, consolidation of the aforementioned U.S. meat alternatives manufacturing operations, and relocation of the Company’s U.S. snacks business unit to Battle Creek, Michigan. Up-front costs recognized during the comparable period of 2004 related to these new initiatives as well as various manufacturing initiatives continuing from 2003.
Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense) for the year-to-date period ended October 1, 2005, includes a charge of $6 million for a donation to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, and a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. The carrying value of all held-for-sale assets at October 1, 2005, was insignificant.
Other income (expense) for the year-to-date period ended September, 2004, includes a charge of approximately $8 million for a donation to the Kellogg’s Corporate Citizenship Fund.
Note 5 Debt
On July 1, 2005, the Company redeemed $723.4 million of long-term debt, representing the remaining principal balance of its 6.0% U.S. Dollar Notes due April 1, 2006. A related charge of approximately $14 million, primarily representing redemption premium, was recorded in interest expense during the year-to-date period ended October 1, 2005. On October 17, 2005, the Company repaid $200 million of maturing 4.875% U.S. Dollar Notes. These payments were funded principally through issuance of U.S. Dollar short-term debt.
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

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2005
Basic	$274.3	413.4	$.66
Dilutive potential
common shares	—	3.3	—

Diluted	$274.3	416.7	$.66

2004
Basic	$247.0	412.4	$.60
Dilutive potential
common shares	—	4.3	(.01)

Diluted	$247.0	416.7	$.59

Year-to-date		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2005
Basic	$788.0	412.8	$1.91
Dilutive potential
common shares	—	3.6	(.02)

Diluted	$788.0	416.4	$1.89

2004
Basic	$704.2	411.7	$1.71
Dilutive potential
common shares	—	4.1	(.02)

Diluted	$704.2	415.8	$1.69

During the quarter and year-to-date periods ended October 1, 2005, the Company issued .9 million and 6.8 million shares, respectively, for employee stock option exercises, performance share awards, and similar transactions pursuant to various equity-based compensation programs. These awards are administered through several plans, as described in Note 8 within Notes to Consolidated Financial Statements on pages 43 and 44 of the Company’s 2004 Annual Report. To offset these issuances and for general corporate purposes, during the corresponding periods, the Company repurchased 0.0 and 6.0 million shares, respectively, under an existing Board of Director authorization.
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

Quarter

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2005
Net earnings			$274.3
Other comprehensive income:
Foreign currency translation adjustments	(6.5)	—	(6.5)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(2.9)	1.0	(1.9)
Reclassification to net earnings	6.6	(3.0)	3.6
Minimum pension liability adjustments	(2.4)	0.8	(1.6)

	(5.2)	(1.2)	(6.4)

Total comprehensive income			$267.9

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2004
Net earnings			$247.0
Other comprehensive income:
Foreign currency translation adjustments	1.2	—	1.2
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(5.8)	1.8	(4.0)
Reclassification to net earnings	3.0	(1.0)	2.0
Minimum pension liability adjustments	0.6	—	0.6

	(1.0)	0.8	(0.2)

Total comprehensive income			$246.8

Year-to-date

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2005
Net earnings			$788.0
Other comprehensive income:
Foreign currency translation adjustments	(63.1)	—	(63.1)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(3.1)	1.4	(1.7)
Reclassification to net earnings	20.6	(7.8)	12.8
Minimum pension liability adjustments	0.6	(0.2)	0.4

	(45.0)	(6.6)	(51.6)

Total comprehensive income			$736.4

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2004
Net earnings			$704.2
Other comprehensive income:
Foreign currency translation adjustments	(9.1)	—	(9.1)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(8.0)	2.7	(5.3)
Reclassification to net earnings	13.4	(4.9)	8.5
Minimum pension liability adjustments	(5.4)	1.7	(3.7)

	(9.1)	(0.5)	(9.6)

Total comprehensive income			$694.6

Accumulated other comprehensive income (loss) as of October 1, 2005, and January 1, 2005, consisted of the following:

	Oct. 1,	January 1,
(millions)	2005	2005

Foreign currency translation adjustments	$(397.4)	$(334.3)
Cash flow hedges — unrealized net loss	(35.5)	(46.6)
Minimum pension liability adjustments	(58.6)	(59.0)

Total accumulated other comprehensive income (loss)	$(491.5)	$(439.9)

Note 7 Employee benefits
The Company sponsors a number of U.S. and foreign pension, other postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 44-47 of the Company’s 2004 Annual Report. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended		Year-to-date period ended
(millions)	Oct. 1, 2005	Sept. 25, 2004	Oct. 1, 2005	Sept. 25, 2004

Service cost	$19.8	$18.4	$60.1	$55.4
Interest cost	39.9	38.2	120.5	114.5
Expected return on plan assets	(57.2)	(58.4)	(173.0)	(175.1)
Amortization of unrecognized prior service cost	2.0	2.0	6.0	5.8
Recognized net loss	16.2	12.6	49.3	38.0
Curtailment and special termination benefits — net (gain) loss	—	(1.2)	—	0.6
Other	0.4	—	1.3	—

Total pension expense — Company plans	$21.1	$11.6	$64.2	$39.2

Additionally, during the year-to-date period ended October 1, 2005, the Company recorded its estimate of a multi-employer plan withdrawal liability of approximately $16 million, which is further described in Note 3.
Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	Oct. 1, 2005	Sept. 25, 2004	Oct. 1, 2005	Sept. 25, 2004

Service cost	$3.5	$3.0	$10.4	$9.0
Interest cost	14.6	13.9	43.7	41.6
Expected return on plan assets	(10.3)	(9.9)	(30.8)	(29.8)
Amortization of unrecognized prior service cost	(0.8)	(0.8)	(2.2)	(2.2)
Recognized net loss	4.9	3.7	14.8	11.1
Curtailment and special termination benefits — net gain	—	0.3	—	0.3

Postretirement benefit expense	$11.9	$10.2	$35.9	$30.0

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	Oct. 1, 2005	Sept. 25, 2004	Oct. 1, 2005	Sept. 25, 2004

Service cost	$1.1	$0.9	$3.3	$2.6
Interest cost	0.5	0.4	1.5	1.4
Recognized net loss	1.1	0.9	3.4	2.6

Postemployment benefit expense	$2.7	$2.2	$8.2	$6.6

The Company’s original plan was to contribute approximately $42 million to its defined benefit pension plans and $62 million to its retiree health and welfare benefit plans during 2005, for a total of $104 million. The Company has recently decided to make additional contributions of up to $300 million during the fourth quarter of 2005. The allocation of this additional amount between pension and other postretirement benefit plans has not yet been determined. During 2004, the Company contributed approximately $140 million to defined benefit pension plans and $64 million to retiree health and welfare benefit plans, for a total of $204 million. Plan funding strategies are periodically modified to reflect management’s current evaluation of tax deductibility, market conditions, and competing investment alternatives.
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

	Quarter ended		Year-to-date period ended
(millions)	October 1,	Sept. 25,	October 1,	Sept. 25,
(Results are unaudited)	2005	2004	2005	2004

Net sales
North America	$1,753.8	$1,610.3	$5,176.2	$4,776.1
Europe	506.8	510.5	1,570.6	1,517.7
Latin America	223.7	192.9	620.0	547.1
Asia Pacific (a)	139.1	131.6	416.1	382.2

Consolidated	$2,623.4	$2,445.3	$7,782.9	$7,223.1

Segment operating profit
North America	$326.6	$317.4	$979.9	$906.4
Europe	85.2	97.1	274.4	275.5
Latin America	59.7	54.2	160.2	150.5
Asia Pacific (a)	21.8	19.4	73.0	62.2
Corporate	(27.6)	(31.3)	(81.5)	(79.2)

Consolidated	$465.7	$456.8	$1,406.0	$1,315.4

(a)	Includes Australia and Asia.

Note 9 Supplemental information on goodwill and other intangible assets
During the year-to-date period ended October 1, 2005, the Company reclassified $578.9 million attributable to its direct store-door (DSD) delivery system from indefinite-lived intangible assets to goodwill, net of an associated deferred tax liability of $228.5 million. Prior periods were likewise reclassified.

Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization
	October 1,	January 1,	October 1,	January 1,
(millions)	2005	2005	2005	2005

Trademarks	$29.5	$29.5	$20.2	$19.4
Other	29.1	29.1	27.0	26.7

Total	$58.6	$58.6	$47.2	$46.1

	October 1,	September 25,
Amortization expense (a):	2005	2004 (b)

Quarter	$0.3	$8.6

Year-to-date	$1.1	$10.2

(a) The currently estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately $1.5 per year.
(b) Includes impairment loss of approximately $7.9 million.

Intangible assets not subject to amortization

	Total carrying amount
	October 1,	January 1,
(millions)	2005	2005

Trademarks	$1,404.0	$1,404.0
Other	25.1	25.7

Total	$1,429.1	$1,429.7

Changes in the carrying amount of goodwill

				Asia Pacific
(millions)	United States	Europe	Latin America	(c)	Consolidated

January 1, 2005	$3,443.3	$0.0	$0.0	$2.2	$3,445.5
Other	(0.2)	—	—	—	(0.2)

October 1, 2005	$3,443.1	$0.0	$0.0	$2.2	$3,445.3

(c) Includes Australia and Asia.

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
For the quarter ended October 1, 2005, the Company reported net earnings per share of $.66, a 12% increase over the prior-period amount of $.59. This earnings growth resulted primarily from continued strong sales momentum, particularly in the Americas, and a decline in the consolidated effective income tax rate. Consolidated net sales increased approximately 7% and operating profit grew approximately 2%.
Net sales and operating profit

The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2005 versus 2004:

	North		Latin	Asia Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2005 net sales	$1,753.8	$506.8	$223.7	$139.1	$—	$2,623.4

2004 net sales	$1,610.3	$510.5	$192.9	$131.6	$—	$2,445.3

% change — 2005 vs. 2004:
Volume (tonnage) (b)	6.8%	0.6%	6.5%	2.7%	—	5.5%
Pricing/mix	1.5%	0.7%	3.8%	-1.6%	—	1.1%

Subtotal — internal business	8.3%	1.3%	10.3%	1.1%	—	6.6%
Foreign currency impact	0.6%	-2.0%	5.6%	4.8%	—	0.7%

Total change	8.9%	-0.7%	15.9%	5.9%	—	7.3%

	North		Latin	Asia Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2005 operating profit	$326.6	$85.2	$59.7	$21.8	$(27.6)	$465.7

2004 operating profit	$317.4	$97.1	$54.2	$19.4	$(31.3)	$456.8

% change — 2005 vs. 2004:
Internal business	2.2%	-10.3%	5.4%	7.9%	11.9%	1.1%
Foreign currency impact	0.7%	-2.0%	4.7%	4.8%	0.0%	0.8%

Total change	2.9%	-12.3%	10.1%	12.7%	11.9%	1.9%

(a) Includes Australia and Asia.
(b) We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

During the third quarter of 2005, consolidated net sales increased approximately 7%. Internal net sales (which excludes the impact of currency and, if applicable, acquisitions, dispositions, and shipping day differences) also grew nearly 7%, which was on top of nearly 5% growth in the year-ago period.

During the quarter, successful innovation and brand-building investment continued to drive strong growth across our North American business units, which collectively reported an 8% increase in net sales versus the prior period. Internal net sales of our North America retail cereal business increased 11%, with strong performance in both the United States and Canada.
Internal net sales of our North America retail snacks business (consisting of wholesome snacks, cookies, crackers, and toaster pastries) increased 6% on top of 9% growth in the prior period. This growth was attributable principally to sales of fruit snacks, cereal bars, cracker products, and major cookie brands. Partially offsetting this growth was the impact of proactively managing discontinuation of marginal cookie innovations, as well as lower toaster pastry sales after double-digit growth in the third quarter of 2004.
Internal net sales of our North America frozen and specialty channel (which includes food service, vending, convenience, drug stores, and custom manufacturing) businesses collectively increased approximately 8%, led by solid contributions from both our Eggo frozen foods, Morningstar Farms veggie products, and food service businesses.
Net sales in our European operating segment declined nearly 1%; excluding the impact of unfavorable foreign exchange movements, net sales increased over 1% versus the prior period. Internal net sales performance was dampened by competitive pressures on our U.K. business unit, leading to heavy tactical pricing activity and a decline in cereal sales within that market. Results in our Nordics markets were also weak, primarily due to the tailing effects of a now-resolved temporary delisting by a major customer. These unfavorable factors were offset by increased sales of snack products in the U.K. and cereal sales growth in most other European markets.
Strong performance in Latin America resulted in net sales growth of 16%, with internal sales growth at 10%. Most of this growth was due to strong performance by our Mexico and Venezuela business units, although sales increased in virtually all the Latin American markets in which we do business.
Net sales in our Asia Pacific operating segment increased approximately 6%, principally attributable to a favorable foreign exchange impact of 5%. Despite a solid tonnage recovery versus weak prior-period performance, unfavorable pricing and mix movements held internal net sales growth to 1%. This pricing/mix impact resulted largely from increased spending on competitive merchandising by our Australian business unit. We expect this intense competitive environment in Australia to continue through the remainder of this year.
Consolidated operating profit increased 2% during the quarter, with internal growth of approximately 1%. Current-period operating profit results were negatively impacted by a decline in gross margin, as discussed on pages 17-18, and a significant increase in brand-building investment as a percentage of sales. While below our target mid-single digit growth rate for operating profit, these quarterly results bring year-to-date performance in line with long-term objectives. During the quarter, we increased our consolidated brand-building (advertising and consumer promotion) expenditures at over twice the rate of net sales growth.
The following tables provide an analysis of net sales and operating profit performance for the year-to-date period ended October 1, 2005, versus the comparable prior-year period:

	North		Latin	Asia Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2005 net sales	$5,176.2	$1,570.6	$620.0	$416.1	$—	$7,782.9

2004 net sales	$4,776.1	$1,517.7	$547.1	$382.2	$—	$7,223.1

% change — 2005 vs. 2004:
Volume (tonnage) (b)	5.6%	0.4%	7.5%	3.0%	—	4.7%
Pricing/mix	2.2%	1.3%	2.4%	1.2%	—	1.8%

Subtotal — internal business	7.8%	1.7%	9.9%	4.2%	—	6.5%
Foreign currency impact	0.6%	1.8%	3.4%	4.7%	—	1.3%

Total change	8.4%	3.5%	13.3%	8.9%	—	7.8%

	North		Latin	Asia Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2005 operating profit	$979.9	$274.4	$160.2	$73.0	$(81.5)	$1,406.0

2004 operating profit	$906.4	$275.5	$150.5	$62.2	$(79.2)	$1,315.4

% change — 2005 vs. 2004:
Internal business	7.4%	-1.5%	3.8%	12.8%	-3.0%	5.7%
Foreign currency impact	0.7%	1.1%	2.7%	4.7%	0.0%	1.2%

Total change	8.1%	-0.4%	6.5%	17.5%	-3.0%	6.9%

(a)	Includes Australia and Asia

(b)	We measure the volume impact (tonage) on revenues based on the stated weight of our product shipments.
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
Cost of goods sold for the quarter and year-to-date periods ended October 1, 2005, includes total program-related charges of approximately $24 million and $71 million, respectively. The total year-to-date amount is comprised of approximately $16 million for a multi-employer pension plan withdrawal liability, $34 million of asset write-offs, and $21 million for severance and other cash expenditures. All of the charges were recorded in our North American operating segment.
Operating profit for the quarter and year-to-date periods ended September 25, 2004, includes total program-related charges of $32 million and $61 million, respectively. The total year-to-date amount is comprised of approximately $32 million of asset write-offs and $29 million for severance, relocation, and other cash expenditures. Approximately 50% of these charges were recorded in cost of goods sold, with the balance recorded in selling, general, and administrative expense. These charges impacted our operating segments as follows (in millions): North America-$31; Europe-$30.
Exit cost reserves were approximately $12 million at October 1, 2005 and $11 million at January 1, 2005. The balance at October 1, 2005, substantially consists of severance obligations associated with projects commenced in 2005, which are expected to be paid out in 2005 and 2006.
To improve operational efficiency and better position our North American snacks business for future growth, we plan to close our Des Plaines, Illinois bakery by the end of 2005 and our Macon, Georgia bakery by mid-2006. Production at these two bakeries, which collectively employ approximately 750 hourly and salaried employees, is being relocated principally to other Company facilities. In August 2005, we sold our Des Plaines bakery, subject to an arrangement that allows us to use the facility through the end of 2005. We currently expect to incur approximately $110 million of up-front costs to complete this initiative, with approximately $80 million to be recognized in 2005. The total up-front costs are expected to include approximately $45 million in accelerated depreciation and other asset write-offs and $65 million of cash costs, including severance, removals, and a pension plan withdrawal liability. The pension plan withdrawal liability is related to trust asset under-performance in a multi-employer plan that covers the majority of our union employees in the Macon bakery and is payable over a period not to exceed 20 years. The final amount of the pension plan withdrawal liability will not be determinable until early 2008. Results for the year-to-date period ended October 1, 2005, include our current estimate of this liability of approximately $16 million, which is subject to adjustment through early 2008 based on trust asset performance, employer contributions, employee hours attributable to our participation in this plan, and other factors.
During the first half of 2005, we substantially completed an initiative to consolidate meat alternatives manufacturing at its Zanesville, Ohio facility, resulting in the closure and sale of our Worthington, Ohio facility. As a result of this closing, approximately 280 employee positions were eliminated through separation and attrition. We recognized approximately $20 million of up-front costs related to this initiative in 2004 and recorded an additional $10 million of asset write-offs and cash costs in 2005.
Major initiatives commenced in 2004 were the global rollout of the SAP information technology system, reorganization of pan-European operations, consolidation of the aforementioned U.S. meat alternatives manufacturing operations, and relocation of our U.S. snacks business unit to Battle Creek, Michigan. Up-front costs recognized during the comparable period of 2004 related to these new initiatives as well as various manufacturing initiatives continuing from 2003.
Employee benefits
Our Company sponsors a number of defined benefit plans for employees in the United States and various foreign locations, including pension, retiree health and welfare, active health care, severance and other post-employment. We also participate in a number of multi-employer pension plans for certain of our manufacturing locations. Our major pension plans and U.S. retiree health and welfare plans are funded, with trust assets invested in a globally diversified portfolio of equity securities with smaller holdings of bonds, real estate, and other investments.
The annual cost of providing these benefits is significant, with consolidated full-year 2005 benefits expense currently expected to be nearly $300 million, not including the $16 million multi-employer pension plan withdrawal liability discussed in the “Cost-reduction initiative” section in pages 16-17. This current full-year estimate represents a substantial 15-20% increase over the fiscal 2004 amount. This increase results from several major factors including: 1) a reduction in the assumed rate of return on major plan assets from 9.3% in 2004 to 8.9% in 2005; 2) a decrease in the weighted average discount rate used to measure obligations at year-end 2004; and 3) continuing health care cost inflation.
Margin performance
Margin performance for the third quarter and year-to-date periods of 2005 versus 2004 was:

			Change
			vs. prior
Quarter	2005	2004	year (pts.)

Gross margin	45.2%	46.1%	-0.9

SGA% (a)	-27.4%	-27.4%	0.0

Operating margin	17.8%	18.7%	-0.9

Year-to-date	2005	2004	Change

Gross margin	45.2%	44.9%	0.3

SGA% (a)	-27.1%	-26.7%	-0.4

Operating margin	18.1%	18.2%	-0.1

(a)   Selling, general, and administrative expense as a percentage of net sales.

For the quarter, our consolidated gross margin declined 90 basis points versus the prior period, primarily reflecting a year-over-year shift in the allocation of up-front costs (refer to “Cost reduction initiatives” section, on pages 16-17) from SGA to cost of goods sold and the aforementioned competitive pressures on our U.K. and Australian business units. On a year-to-date basis, the positive impact of consolidated sales growth, mix improvements, and productivity savings, continued to outpace these and other continuing unfavorable factors such as higher employee benefit costs, resulting in consolidated gross margin expansion of 30 basis points.
As discussed on page 29 of the of the Company’s 2004 Annual Report, we are exposed to market fluctuations in the prices of commodities, packaging, fuel, and energy. We manage these risks through a combination of contractual means, hedging strategies where available, and technological initiatives to reduce the cost of product ingredients and packaging. Versus the prior year, we have experienced sharply higher fuel and energy costs, but thus far, have been able to offset these margin exposures primarily through technological reductions in raw and packaging costs. During the remainder of the year, we expect fuel and energy price pressures to outpace savings achieved in other areas, thereby limiting further 2005 gross margin expansion on a full-year basis, as compared to the full-year 2004 gross margin of 44.9%.
For the quarter, our operating margin also fell by 90 basis points, reflecting the gross margin decline as well as a double-digit increase in brand-building expenditures. Year-to-date, our operating margin was relatively even with prior-period results, as we reinvested the gross margin expansion in brand-building and innovation expenditures. Our strategy is to continue to reinvest in brand building, innovation, and cost reduction initiatives, so as to maintain a relatively steady operating margin versus the full-year 2004 level of 17.5%.
In October 2005, members of the major union representing the hourly employees at our U.S. cereal plants ratified a wage and benefits agreement with the Company covering the four-year period ended October 2009. As part of this agreement, the Company will make a lump-sum payment to union members, totaling approximately $11 million, which we will recognize in cost of goods sold during our fiscal fourth quarter of 2005.
Interest expense
Interest expense for the year-to-date period was $233.1 million, which includes a charge of approximately $14 million for early redemption of Notes due April 1, 2006. This incremental expense is expected to be largely recovered through lower short-term interest rates over the original remaining term of the 2006 Notes. These results are in comparison to interest expense for the prior year-to-date period of $230.5 million. We currently expect total year 2005 interest expense to be approximately $300 million, as compared to the 2004 full-year amount of $308.6 million.
Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense) for the year-to-date period ended October 1, 2005, includes a charge of $6 million for a donation to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, and a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. The carrying value of all held-for-sale assets at October 1, 2005, was insignificant.
Other income (expense) for the year-to-date period ended June 26, 2004, includes a charge of approximately $8 million for a donation to the Kellogg’s Corporate Citizenship Fund.
Income taxes
The consolidated effective income tax rate for the year-to-date period was 31.7%, which is below our previously communicated 2005 expectation of approximately 33%. The year-to-date rate was favorably impacted by several discrete items recorded during the third quarter of 2005, related principally to adjustment of reserves for tax return positions and other deferred tax liabilities. Taking into account the impact of these adjustments, as well as other factors, we currently expect our full-year 2005 effective income tax rate to be approximately 32%. As compared to the prior-period rates (34.5% year-to-date and 34.8% for full-year 2004), the 2005 consolidated effective income tax rate is benefiting from the 2004 reorganization of our European operations as well as U.S. tax legislation enacted in 2004.
As discussed on page 27 of our 2004 Annual Shareholders Report, during 2005, we currently plan to elect to repatriate dividends from foreign subsidiaries which qualify for the temporary dividends-received-deduction available under the American Jobs Creation Act. Our current plan is to repatriate approximately $1.1 billion of foreign earnings in 2005 for a net tax cost of approximately $41 million, which was provided for in 2004.

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

	Year-to-date period ended
	October 1,	September 25,	Change versus
(dollars in millions)	2005	2004	prior year

Operating activities
Net earnings	$788.0	$704.2	11.9%

Items in net earnings not requiring (providing) cash:
Depreciation and amortization	291.8	311.2
Deferred income taxes	(61.9)	7.6
Other (a)	171.6	79.0

Net earnings after non-cash items	1,189.5	1,102.0	7.9%

Pension and other postretirement benefit plan contributions	(89.2)	(140.7)
Changes in operating assets and liabilities:
Core working capital (b)	(104.0)	(41.1)
Other working capital	138.4	108.9

	34.4	67.8

Net cash provided by operating activities	$1,134.7	$1,029.1	10.3%

(a)	Consists principally of non-cash expense accruals for employee benefit obligations

(b)	Inventory and trade receivables less trade payables
Year-to-date, operating cash flow was approximately $106 million higher than the prior period. Nearly one-half of this increase is attributable to a year-over-year reduction in the level of benefit plan contributions. Our original plan for full-year 2005 was to contribute approximately $104 million to benefit plans, which represents a $100 million reduction from the 2004 funding level. We have recently decided to make additional contributions of up to $300 million during the fourth quarter of 2005. Taking into account tax deductibility, the cash flow reduction associated with this additional plan funding would be up to $240 million.
The remainder of the year-to-date cash flow increase was principally attributable to earnings growth, partially offset by unfavorable core working capital movements. This movement was related primarily to trade receivables, which returned to historical levels (in relation to sales) by the end of the first quarter from lower levels at the end of 2004. We believe these lower levels were related to the timing of our 53rd week over the holiday period and we expect that this phenomenon could impact the core working capital component of our operating cash flow for the remainder of the year. Despite the unfavorable movement in the absolute balance, core working capital as a percentage of sales was favorable versus the prior year. For the 52-week period ended October 1, 2005, average core working capital as a percentage of sales was 7.1%, compared to 7.3% for the fiscal year ended January 1, 2005.

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

	Year-to-date period ended		Change
	October 1,	September 25,	versus
(dollars in millions)	2005	2004	prior year

Net cash provided by operating activities	$1,134.7	$1,029.1
Additions to properties	(220.0)	(169.5)

Cash flow	$914.7	$859.6	6.4%

Our 2005 year-to-date cash flow increased approximately 6% versus the prior-year period, attributable to our operating cash flow performance as discussed above, partially offset by increased spending for selective capacity expansions to accommodate our Company’s strong recent and projected sales growth. We expect this trend to continue in the near term, with full-year 2005 and 2006 property expenditures representing approximately 3.5% and 4.0% of net sales, respectively, as compared to full-year 2004 property expenditures at 2.9% of net sales. Our long-term target is to expand cash flow in line with net earnings growth, although current-year results could be lower due to the aforementioned additional benefit plan contributions during the fourth quarter of 2005.
In order to support the continued growth of our North American fruit snacks business, in June 2005, we acquired a fruit snacks manufacturing facility and related assets from Kraft Foods Inc. for approximately $30 million in cash, including related transaction costs. The facility is located in Chicago, Illinois and employs approximately 400 active hourly and salaried employees. Beginning in 2006, we plan to in-source some of our fruit snacks production to the Chicago facility. The consolidated balance sheet as of October 1, 2005, reflects approximately $20 million in property attributable to this acquisition, with the remainder of the purchase price allocated principally to inventory. Separately, we have entered into an agreement with the cable Nickelodeon network to license their characters in conjunction with our fruit snacks products.
For 2005, our Board of Directors had originally authorized stock repurchases for general corporate purposes and to offset issuances for employee benefit programs of up to $400 million, of which we had spent $263.1 million to repurchase approximately 6.0 million shares as of October 1, 2005. On October 28, 2005, our Board of Directors approved an increase in the authorized amount of 2005 stock repurchases to $675 million and an additional $650 million for 2006.
In April 2005, our Board of Directors authorized an increase of approximately 10% in the recent shareholder dividend level from $.2525 to $.2775 per share, beginning with the distribution in September 2005.
On July 1, 2005, we redeemed $723.4 million of long-term debt, representing the remaining principal balance of our 6.0% U.S. Dollar Notes due April 1, 2006. On October 17, 2005, we repaid $200 million of maturing 4.875% U.S. Dollar Notes. These payments were funded principally through issuance of U.S. Dollar short-term debt.
During the fourth quarter of 2005, subsidiaries of Kellogg Company are planning to issue approximately one billion dollars of short- and long-term debt in offerings outside of the United States. These debt issuances are to be guaranteed by the Company and net proceeds will be used primarily for the payment of dividends pursuant to the American Jobs Creation Act and the purchase of stock and assets of other direct or indirect subsidiaries of the Company, as well as for general corporate purposes.
At October 1, 2005, our total debt was approximately $4.5 billion, down from $4.9 billion at year-end 2004. Due to the aforementioned increase in benefit plan funding and share repurchase authorization, we currently expect our year-end debt position to rise slightly from the balance at the end of the current period. By the end of 2005, we expect to have reduced our total debt position by over $2.0 billion, versus the high of $6.8 billion just after the acquisition of Keebler Foods Company in early 2001. As a result of shifting priorities, we no longer expect to reduce debt at this recent historical rate, but remain committed to net debt reduction (total debt less cash) over the long term.
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
Our Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements, and growth; sales, gross margins, brand-building expenditures and other costs, operating profit, and earnings per share; asset write-offs and expenditures related to cost-reduction initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; future common stock repurchases; debt issuances or reduction; effective income tax rate; cash flow and core working capital improvements; capital expenditures; interest expense; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. In addition, our future results could be affected by a variety of other factors, including:
▪	the impact of competitive conditions;

▪	the effectiveness of pricing, advertising, and promotional programs;

▪	the success of innovation and new product introductions;

▪	the recoverability of the carrying value of goodwill and other intangibles;

▪	the success of productivity improvements and business transitions;

▪	raw material commodity, packaging, and energy prices, and labor costs;

▪	the availability of and interest rates on short-term financing;

▪	actual market performance of benefit plan trust investments;

▪	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

▪	changes in consumer behavior and preferences;

▪	the effect of U.S. and foreign economic conditions on items such as interest rates, taxes and tariffs, currency conversion and availability;

▪	legal and regulatory factors; and,

▪	business disruption or other losses from war, terrorist acts, or political unrest.
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
As of October 1, 2005, management carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at a reasonable level of assurance.
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
(millions, except per share data)

				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
	(a) Total		Part of Publicly	Be Purchased Under
	Number of Shares	(b) Average Price	Announced Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs
Month #1:
7/3/05-7/30/05	0.1	$44.65	0.1	$136.9
Month #2:
7/31/05-8/27/05	0.2	45.30	0.2	136.9
Month #3:
8/28/05-10/1/05	0.2	45.53	0.2	136.9

Total (1)	0.5	45.32	0.5

(1)	Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:
a.	No shares were purchased during the periods presented under a program authorized by the Company’s Board of Directors to repurchase for general corporate purposes and to offset issuances for employee benefit programs up to $400 million in Kellogg common stock during 2005. This repurchase program was publicly announced in a press release on December 7, 2004. On October 28, 2005, the Board of Directors approved an increase in the authorized amount of 2005 stock repurchases to $675 million and an additional $650 million for 2006. This repurchase program was publicly announced in a press release on October 31, 2005.

b.	Approximately 0.5 million shares were purchased from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described on pages 43-44 of the Company’s 2004 Annual Report to Shareholders, filed as exhibit 13.01 to the Company’s 2004 Form 10-K.
Item 6. Exhibits

(a) Exhibits:
31.1	Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness
31.2	Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa
32.1	Section 1350 Certification from James M. Jenness
32.2	Section 1350 Certification from Jeffrey M. Boromisa

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

Date: November 7, 2005

KELLOGG COMPANY
EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)
31.1	Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa	E

32.1	Section 1350 Certification from James M. Jenness	E

32.2	Section 1350 Certification from Jeffrey M. Boromisa	E