Form 10-K
period 2005-12-31
KELLOGG CO
filed 2006-02-28
CIK 55067

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the Fiscal Year Ended December 31, 2005
Commission file number 1-4171

Kellogg Company
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-0710690
(State of Incorporation)	(I.R.S. Employer Identification No.)
One Kellogg Square
Battle Creek, Michigan 49016-3599
(Address of Principal Executive Offices)
Registrant’s telephone number: (269) 961-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.25 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes ☐         No ☑
    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
    Large accelerated filer    ☑                            Accelerated filer    ☐                            Non-accelerated filer    ☐
    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No    ☑
    As of February 17, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that the W.K. Kellogg Foundation Trust, directors and executive officers may be affiliates) was approximately $13.1 billion, as determined by the July 1, 2005, closing price of $44.64 for one share of common stock, as reported for the New York Stock Exchange — Composite Transactions.
    As of January 27, 2006, 405,472,156 shares of the common stock of the registrant were issued and outstanding.
    Parts of the registrant’s Proxy Statement for the Annual Meeting of Share Owners to be held on April 21, 2006 are incorporated by reference into Part III of this Report.
    The Exhibit Index starts on page 52.

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
Financial Information About Segments. Information on segments is located in Note 14 to the Consolidated Financial Statements which are included herein under Part II, Item 8.
Principal Products. The principal products of the Company are ready-to-eat cereals and convenience foods, such as cookies, crackers, toaster pastries, cereal bars, frozen waffles and meat alternatives. These products were, as of December 31, 2005, manufactured by the Company in 17 countries and marketed in more than 180 countries. The Company’s cereal products are generally marketed under the Kellogg’s name and are sold principally to the grocery trade through direct sales forces for resale to consumers. The Company uses broker and distribution arrangements for certain products. It also generally uses these, or similar arrangements, in less-developed market areas or in those market areas outside of its focus.
The Company also markets cookies, crackers, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Murray, Austin and Famous Amos, to supermarkets in the United States through a direct store-door (DSD) delivery system, although other distribution methods are also used.
Additional information pertaining to the relative sales of the Company’s products for the years 2003 through 2005 is located in Note 14 to the Consolidated Financial Statements, which are included herein under Part II, Item 8.
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
Trademarks and Technology. Generally, the Company’s products are marketed under trademarks it owns. The Company’s principal trademarks are its housemarks, brand names, slogans, and designs related to cereals and convenience foods manufactured and marketed by the Company, with the Company also licensing third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals and convenience foods and other products of the Company, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Complete Bran Flakes, Complete Wheat Flakes, Cocoa Krispies, Cinnamon Crunch Crispix, Corn Pops, Cruncheroos, Kellogg’s Corn Flakes, Cracklin’ Oat Bran, Crispix, Froot Loops, Kellogg’s Frosted Flakes, Frosted Mini-Wheats, Frosted Krispies, Just Right, Kellogg’s Low Fat Granola, Mueslix, Nutri-Grain, POPS, Product 19, Kellogg’s Raisin Bran, Rice Krispies, Raisin Bran Crunch, Smacks, Smart Start, Special K, Special K Red Berries, and Kellogg’s Honey Crunch Corn Flakes in the United States and elsewhere; Zucaritas, Choco Zucaritas, Sucrilhos, Sucrilhos Chocolate, Sucrilhos Banana, Vector, Musli, and Choco Krispis for cereals in Latin America; Vive and Vector in Canada; Choco Pops, Chocos, Frosties, Muslix, Fruit ‘n’ Fibre, Kellogg’s Crunchy Nut Corn Flakes, Kellogg’s Crunchy Nut Red Corn Flakes, Honey Loops, Kellogg’s Extra, Sustain, Mueslix, Country Store, Ricicles, Smacks, Start, Smacks Choco Tresor, Pops, and Optima for cereals in Europe; and Cerola, Sultana Bran, Supercharged, Chex, Frosties, Goldies, Rice Bubbles, Nutri-Grain, Kellogg’s Iron Man Food, and BeBig for cereals in Asia and Australia. Additional Company trademarks are the names of certain combinations of Kellogg’s ready-to-eat cereals, including Handi-Pak, Snack-A-Longs, Fun Pak, Jumbo, and Variety Pak. Other Company brand names include Kellogg’s Corn Flake Crumbs; Croutettes for herb season stuffing mix; Kuadri-Krispies, Zucaritas, Special K, and Crusli for cereal bars, Keloketas for cookies, Komplete for biscuits; and Kaos for snacks in Mexico and elsewhere in Latin America; Pop-Tarts Pastry Swirls for toaster danish; Pop-Tarts and Pop-Tarts Snak-Stix for toaster pastries; Eggo, Special K, Froot Loops and Nutri-Grain for frozen waffles and pancakes; Rice Krispies Treats for baked snacks and convenience foods; Rice Krispies Treats Krunch for popcorn; Nutri-Grain, Nutri-Grain Muffin Bars, Nutri-Grain Minis and Nutri-Grain Twists for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Day Dawn, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Nutri-Grain Squares, Nutri-Grain Elevenses, and Rice Krispies Squares for convenience foods in Europe; Winders for fruit snacks in the United Kingdom; Kellogg’s Krave for refueling snack bars; Kashi for certain cereals, nutrition bars, and mixes; Vector for meal replacement products; and Morningstar Farms, Loma Linda, Natural Touch, and Worthington for certain meat and egg alternatives.
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
Company trademarks also include logos and depictions of certain animated characters in conjunction with the Company’s products, including Snap!Crackle!Pop! for Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Ernie Keebler for cookies, convenience foods and other products; the Hollow Tree logo for certain convenience foods; Toucan Sam for Froot Loops; Dig ‘Em for Smacks; Coco the Monkey for Cocoa Krispies and Coco Pops; Cornelius for Kellogg’s Corn Flakes; Melvin the elephant for certain cereal and convenience foods; Chocos the Bear and Kobi the Bear for certain cereal products.
The slogans The Best To You Each Morning, The Original and Best and They’re Gr-r-reat!, used in connection with the Company’s ready-to-eat cereals, along with L’ Eggo my Eggo, used in connection with the Company’s frozen waffles and pancakes, and Elfin Magic used in connection with convenience food products are also important Company trademarks.
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
Customers. The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% of consolidated net sales during 2005, comprised principally of sales within the United States. At December 31, 2005, approximately 12% of the Company’s consolidated receivables balance and 17% of the Company’s U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. During 2005, the Company’s top five customers, collectively, accounted for approximately 31% of the Company’s consolidated net sales and approximately 42% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry in recent years and the Company believes that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact the Company’s sales and profits, the Company does not anticipate that this will occur to a significant extent due to the consumer demand for the Company’s products and the Company’s relationships with its customers. Products of the Company have been generally sold through its own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.
Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 31, 2005 and January 1, 2005, was not material to the Company.
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
Research and Development. Research to support and expand the use of the Company’s existing products and to develop new food products is carried on at the W.K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. The Company’s expenditures for research and development were approximately $181.0 million in 2005, $148.9 million in 2004 and $126.7 million in 2003.
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
Employees. At December 31, 2005, the Company had approximately 25,600 employees.
Financial Information About Geographic Areas. Information on geographic areas is located in Note 14 to the Consolidated Financial Statements, which are included herein under Part II, Item 8.
Executive Officers. The names, ages, and positions of the executive officers of the Company (as of February 15, 2006) are listed below together with their business experience. Executive officers are generally elected annually by the Board of Directors at the meeting immediately prior to the Annual Meeting of Share Owners.
James M. Jenness
Chairman of the Board and
Chief Executive Officer           59
Mr. Jenness has been Chairman and Chief Executive Officer of the Company since February 2005 and has served as a director of the Company since 2000. He was Chief Executive Officer of Integrated Merchandising Systems, LLC, a leader in outsource management of retail promotion and branded merchandising from 1997 to December 2004.
A. D. David Mackay
President and Chief Operating Officer           50
Mr. Mackay joined Kellogg Australia in 1985 and held several positions with Kellogg USA and Kellogg

Australia and New Zealand before leaving Kellogg in 1992. He rejoined Kellogg Australia in 1998 as managing director. He was named Senior Vice President and President, Kellogg USA in July 2000, Executive Vice President in November 2000, and President and Chief Operating Officer in September 2003.
John A. Bryant
Executive Vice President and President,
Kellogg International           40
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
Alan F. Harris
Executive Vice President and Chief Marketing
and Customer Officer           51
Mr. Harris joined Kellogg Company of Great Britain Limited as a product manager in 1984. In 1992, he was promoted to Director of Global Marketing and Assistant to the Chairman. In 1993, he was promoted to President of Kellogg Canada and in 1994 to Executive Vice President — Marketing and Sales, Kellogg USA. Mr. Harris was promoted to Executive Vice President and President of Kellogg Latin America in 1997 and to President of Kellogg Europe in 1999. He was named Executive Vice President and President, Kellogg International in October 2000 and was named to his current position in October 2003.
Jeffrey W. Montie
Executive Vice President and President,
Kellogg North America           44
Mr. Montie joined Kellogg Company in 1987 as a brand manager in the U.S. ready-to-eat cereal (RTEC) business and held assignments in Canada, South Africa and Germany, and then served as Vice President, Global Innovation for Kellogg Europe before being promoted. In December 2000, Mr. Montie was promoted to President, Morning Foods Division of Kellogg USA and, in August 2002, to Senior Vice President, Kellogg Company. Mr. Montie has been Executive Vice President of Kellogg Company, President of the Morning Foods Division of Kellogg North America since September 2003 and President of Kellogg North America since June 2004.
Donna J. Banks
Senior Vice President, Global Supply Chain           49
Dr. Banks joined the Company in 1983. She was appointed to Senior Vice President, Research and Development in 1997, to Senior Vice President, Global Innovation in 1999 and to Senior Vice President, Research, Quality and Technology in 2000. She was appointed to her current position in June 2004.
Jeffrey M. Boromisa
Senior Vice President and Chief Financial Officer           50
Mr. Boromisa joined Kellogg Company in 1981 as a senior auditor. He served in various financial positions until he was named Vice President — Purchasing of Kellogg North America in 1997. In November 1999, Mr. Boromisa was promoted to Vice President and Corporate Controller of Kellogg Company and in 2002, he was promoted to Senior Vice President. He assumed his current position in June 2004.
Celeste Clark
Senior Vice President, Corporate Affairs           52
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
Gary H. Pilnick
Senior Vice President, General Counsel,
Corporate Development and Secretary           41
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
Kathleen Wilson-Thompson
Senior Vice President,
Global Human Resources           48
Kathleen Wilson-Thompson has been Kellogg Company’s Senior Vice President, Global Human Resources since July 2005. She served in various legal roles until 1995, when she assumed the role of Human Resources Manager for one of the Company’s plants. In 1998, she returned to the legal department as Corporate Counsel, and was promoted to Chief Counsel, Labor and Employment in November 2001, a position she held until October 2003, when she was promoted to Vice President, Chief Counsel, U.S. Businesses, Labor and Employment.

Alan R. Andrews
Vice President and Corporate Controller           50
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
Availability of Reports; Website Access; Other Information. Our internet address is http://www.kelloggcompany.com. Through “Investor Relations” — “Financials” — “SEC Filings” on our home page, we make available free of charge our proxy statements, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our reports filed with the Securities and Exchange Commission are also made available to read and copy at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.
Copies of the Corporate Governance Guidelines, the Charters of the Audit, Compensation and Nominating and Governance Committees of the Board of Directors, the Code of Conduct for Kellogg Company directors and Global Code of Ethics for Kellogg Company employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on the Kellogg Company website. Amendments or waivers to the Global Code of Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the Kellogg Company website. The Company will provide copies of any of these documents to any Share Owner upon request.
Forward-Looking Statements. This Report contains “forward-looking statements” with projections concerning, among other things, the Company’s strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditure; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; the Company’s ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis incorporated by reference. The Company’s actual results or activities may differ materially from these predictions. The Company’s future results could be affected by a variety of factors, including the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices, and labor costs; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors; business disruption or other losses from war, terrorist acts, or political unrest and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and the Company undertakes no obligation to publicly update them.

Item 1A.	Risk Factors
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial also may impair the Company’s business operations and financial condition.

The Company’s performance is affected by general economic and political conditions and taxation policies.
The Company’s results in the past have been, and in the future may continue to be, materially affected by changes in general economic and political conditions in the United States and other countries, including the interest rate environment in which the Company conducts business, the financial markets through which the Company accesses capital and currency, political unrest and terrorist acts in the United States or other countries in which the Company carries on business.
The enactment of or increases in tariffs, including value added tax, or other changes in the application of existing taxes, in markets in which the Company is currently active or may be active in the future, or on specific products that it sells or with which its products compete, may have an adverse effect on its business or on its results of operations.
The Company operates in the highly competitive food industry.
The Company faces competition across its product lines, including ready-to-eat cereals and convenience foods, from other companies which have varying abilities to withstand changes in market conditions. Some of the Company’s competitors have substantial financial, marketing and other resources, and competition with them in the Company’s various markets and product lines could cause the Company to reduce prices, increase capital, marketing or other expenditures, or lose category share, any of which could have a material adverse effect on the business and financial results of the Company. Category share and growth could also be adversely impacted if the Company is not successful in introducing new products.
The Company’s consolidated financial results and demand for the Company’s products are dependent on the successful development of new products and processes.
There are a number of trends in consumer preferences which may impact on the Company and the industry as a whole. These include changing consumer dietary trends and the availability of substitute products.
The Company’s success is dependent on anticipating changes in consumer preferences and on successful new product and process development and product relaunches in response to such changes. The Company aims to introduce products or new or improved production processes on a timely basis in order to counteract obsolescence and decreases in sales of existing products. While the Company devotes significant focus to the development of new products and to the research, development and technology process functions of its business, it may not be successful in developing new products or its new products may not be commercially successful. The Company’s future results and its ability to maintain or improve its competitive position will depend on its capacity to gauge the direction of its key markets and upon its ability to successfully identify, develop, manufacture, market and sell new or improved products in these changing markets.
An impairment in the carrying value of goodwill or other acquired intangible could negatively affect the Company’s consolidated operating results and net worth.
The carrying value of goodwill represents the fair value of acquired business in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names, and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to the cash flows of the Company are not amortized, but must be evaluated by management at least annually for impairment. If carrying value exceeds current fair value, the intangible is considered impaired and is reduced to fair value via a charge to earnings. Events and conditions which could result in an impairment include changes in the industries in which the Company operates, including competition and advances in technology; a significant product liability or intellectual property claim; or other factors leading to reduction in expected sales or profitability. Should the value of one or more of the acquired intangibles become impaired, the Company’s consolidated earnings and net worth may be materially adversely affected.
As of December 31, 2005, the carrying value of intangible assets totaled approximately $4.9 billion, of which $3.5 billion was goodwill and $1.4 billion represented trademarks, trade names, and other acquired intangibles compared to total assets of $10.6 billion and shareholders’ equity of $2.3 billion.
The Company may not achieve its targeted cost savings from cost reduction initiatives.
The Company’s success depends in part on its ability to be an efficient producer in a highly competitive industry. The Company has invested a significant amount in capital expenditure to improve its operational facilities. Ongoing operational issues are likely to occur when carrying out major production, procurement, or logistical changes and these as well as any failure by the Company to achieve its planned cost savings could have a material adverse effect on its business and consolidated financial position and on the consolidated results of its operations and profitability.

The Company has a substantial amount of indebtedness.
The Company has indebtedness that is substantial in relation to its shareholders’ equity. As of December 31, 2005, the Company had total debt of approximately $4.9 billion and shareholders’ equity of $2.3 billion.
The Company’s substantial indebtedness could have important consequences, including:

•	the ability to obtain additional financing for working capital, capital expenditure or general corporate purposes may be impaired, particularly if the ratings assigned to the Company’s debt securities by rating organizations were revised downward;

•	restricting the Company’s flexibility in responding to changing market conditions or making it more vulnerable in the event of a general downturn in economic conditions or its business;

•	a substantial portion of the cash flow from operations must be dedicated to the payment of principal and interest on the Company’s debt, reducing the funds available to it for other purposes including expansion through acquisitions, marketing spending and expansion of its product offerings; and

•	the Company may be more leveraged than some of its competitors, which may place the Company at a competitive disadvantage.
The Company’s ability to make scheduled payments or to refinance its obligations with respect to indebtedness will depend on the Company’s financial and operating performance, which in turn, is subject to prevailing economic conditions, the availability of, and interest rates on, short term financing, and to financial, business and other factors beyond the Company’s control.
The results of the Company may be materially and adversely impacted as a result of increases in the price of raw materials, including agricultural commodities, fuel and labor.
Agricultural commodities, including corn, wheat, soybean oil, sugar and cocoa, are the principal raw materials used in the Company’s products. Cartonboard, corrugated, and plastic are the principal packaging materials used by the Company. The cost of such commodities may fluctuate widely due to government policy and regulation, weather conditions, or other unforeseen circumstances. To the extent that any of the foregoing factors affect the prices of such commodities and the Company is unable to increase its prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of its operations could be materially and adversely affected.
Cereal processing ovens at major domestic and international facilities are regularly fuelled by natural gas or propane, which are obtained from local utilities or other local suppliers. Short-term stand-by propane storage exists at several plants for use of interruption in natural gas supplies. Oil may also be used to fuel certain operations at various plants. In addition, considerable amounts of diesel fuel are used in connection with the distribution of the Company’s products. The cost of fuel may fluctuate widely due to economic and political conditions, government policy and regulation, war, or other unforeseen circumstances which could have a material adverse effect on the Company’s consolidated operating results or financial condition.
A shortage in the labor pool or other general inflationary pressures or changes in applicable laws and regulations could increase labor cost, which could have a material adverse effect on the Company’s consolidated operating results or financial conditions.
Additionally, the Company’s labor costs include the cost of providing benefits for employees. The Company sponsors a number of defined benefit plans for employees in the United States and various foreign locations, including pension, retiree health and welfare, active health care, severance and other postemployment. The Company also participates in a number of multiemployer pension plans for certain of its manufacturing locations. The Company’s major pension plans and U.S. retiree health and welfare plans are funded, with trust assets invested in a globally diversified portfolio of equity securities with smaller holdings of bonds, real estate and other investments. The annual cost of benefits can vary significantly from year to year and is materially affected by such factors as a change in the assumed and actual rate of return on major plan assets, a change in the weighted-average discount rate used to measure obligations, the rate of health care cost inflation, and the outcome of collectively bargained wage and benefit agreements.
The Company may be unable to maintain its profit margins in the face of a consolidating retail environment. In addition, the loss of one of the Company’s largest customers could negatively impact its sales and profits.
The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% of consolidated net sales during 2005, comprised principally of sales within the United States. At December 31, 2005, approximately 12% of the Company’s consolidated receivables balance and 17% of the Company’s U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. During 2005, the Company’s top five customers, collectively, accounted for approximately 31% of our consolidated net sales and approximately 42% of U.S. net sales. As the retail grocery trade continues to consolidate and mass marketers become larger, the large retail customers of the Company may seek to use their position to improve their profitability through improved efficiency, lower pricing and increased promotional programs. If the Company is unable to use its scale, marketing expertise, product innovation and category leadership positions to respond, the profitability or volume growth of the Company could be negatively affected. The loss of any large customer for an extended length of time could negatively impact its sales and profits.
Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations and laws could have a material adverse effect on the Company’s consolidated financial condition.
The Company’s activities, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Food and Drug Administration, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce and Labor, as well as similar and other authorities of the European Union and various state, provincial and local governments, as well as voluntary regulation by other bodies. Various state and local agencies also regulate the Company’s activities.
The manufacturing, marketing and distribution of food products is subject to governmental regulation that is becoming increasingly onerous. Those regulations control such matters as ingredients, advertising, relations with distributors and retailers, health and safety and the environment. The Company is also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax and environmental matters. The need to comply with new or revised tax, environmental or other laws or regulations, or new or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on the Company’s business and results of operations.
The Company’s operations face significant foreign currency exchange rate exposure which could negatively impact its operating results.
The Company holds assets and incurs liabilities, earns revenue and pays expenses in a variety of currencies other than the U.S. dollar, primarily the British Pound, Euro, Australian dollar, Canadian dollar and Mexican peso. Because the Company’s consolidated financial statements are presented in U.S. dollars, the Company must translate its assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar may negatively affect the value of these items in the Company’s consolidated financial statements, even if their value has not changed in their original currency. To the extent the Company fails to manage its foreign currency exposure adequately, the Company’s consolidated results of operations may be negatively affected.
If the Company’s food products become adulterated or misbranded, it might need to recall those items and may experience product liability if consumers are injured as a result.
The Company may need to recall some of its products if they become adulterated or misbranded. The Company may also be liable if the consumption of any of its products cause injury. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. The Company could also suffer losses from a significant product liability judgment against it. A significant product recall or product liability case could also result in a loss of consumer confidence in the Company’s food products, which could have a material adverse effect on its business results and the value of its brands.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The Company’s corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.
The Company operated, as of December 31, 2005, manufacturing plants and distribution and warehousing facilities totaling more than 28 million (28,000,000) square feet of building area in the United States and other countries. The Company’s plants have been designed and constructed to meet its specific production requirements, and the Company periodically invests money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of other Company plants producing similar products, and other factors. Manufacturing facilities of the Company in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants in San Jose, California; Atlanta, Augusta, Columbus, Macon, and Rome, Georgia; Chicago, Illinois; Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids, Michigan; Blue Anchor, New Jersey; Cary and

Charlotte, North Carolina; Cincinnati, Fremont, and Zanesville, Ohio; Muncy, Pennsylvania; Rossville, Tennessee and Allyn, Washington.
Outside the United States, the Company had, as of December 31, 2005, additional manufacturing locations, some with warehousing facilities, in Australia, Brazil, Canada, Colombia, Ecuador, Germany, Great Britain, Guatemala, India, Japan, Mexico, South Africa, South Korea, Spain, Thailand, and Venezuela.
The principal properties of the Company, including its major office facilities, generally are owned by the Company, although some manufacturing facilities are leased, and no owned property is subject to any major lien or other encumbrance. Distribution facilities (including related warehousing facilities) and offices of non-plant locations typically are leased. In general, the Company considers its facilities, taken as a whole, to be suitable, adequate, and of sufficient capacity for its current operations.

Item 3.	Legal Proceedings
The Company is not a party to any pending legal proceedings which could reasonably be expected to have a material adverse effect on the Company and its subsidiaries, considered on a consolidated basis, nor are any of the Company’s properties or subsidiaries subject to any such proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.
PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Information on the market for the Company’s common stock, number of share owners and dividends is located in Note 13 to the Consolidated Financial Statements, which are included herein under Part II, Item 8.
The following table provides information with respect to acquisitions by the Company of shares of its common stock during the quarter ended December 31, 2005.
(millions, except per share data)
ISSUER PURCHASES OF EQUITY SECURITIES

				(d)
			(c)	Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that May
	(a)	(b)	as Part of Publicly	Yet Be Purchased
	Total Number of	Average Price	Announced Plans	Under the Plans
	Shares Purchased	Paid Per Share	or Programs	or Programs
Period

Month #1: 10/2/05-10/29/05	—	$46.11	—	$411.9
Month #2: 10/30/05-11/26/05	10.2	$42.93	10.2	$10.8
Month #3: 11/27/05-12/31/05	.3	$44.44	.3	—
Total(1)	10.5	$42.98	10.5

(1)	Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:

a)	Approximately 9.4 million shares were purchased during the fourth quarter of 2005 under programs authorized by the Company’s Board of Directors to repurchase up to $675 million of Kellogg common stock for general corporate purposes and to offset issuances for employee benefit programs. An initial $400 million repurchase program was publicly announced in a press release on December 7, 2004. On October 28, 2005, the Board of Directors approved an increase in the authorized amount of 2005 stock repurchase to $675 million and an additional $650 million for 2006. This second repurchase program was publicly announced in a press release on October 31, 2005.

b)	Approximately 1.1 million shares were purchased during the fourth quarter of 2005 from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compen- sation plans described in Note 8 to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Item 6.	Selected Financial Data
Kellogg Company and Subsidiaries
Selected Financial Data

(in millions, except per share data and number of employees)	2005	2004	2003	2002	2001

Operating trends
Net sales	$10,177.2	$9,613.9	$8,811.5	$8,304.1	$7,548.4
Gross profit as a % of net sales	44.9%	44.9%	44.4%	45.0%	44.2%
Depreciation	390.3	399.0	359.8	346.9	331.0
Amortization	1.5	11.0	13.0	3.0	107.6
Advertising expense	857.7	806.2	698.9	588.7	519.2
Research and development expense	181.0	148.9	126.7	106.4	110.2
Operating profit	1,750.3	1,681.1	1,544.1	1,508.1	1,167.9
Operating profit as a % of net sales	17.2%	17.5%	17.5%	18.2%	15.5%
Interest expense	300.3	308.6	371.4	391.2	351.5
Earnings before cumulative effect of accounting change (a):	980.4	890.6	787.1	720.9	474.6
Average shares outstanding:
Basic	412.0	412.0	407.9	408.4	406.1
Diluted	415.6	416.4	410.5	411.5	407.2
Earnings per share before cumulative effect of accounting change (a):
Basic	2.38	2.16	1.93	1.77	1.17
Diluted	2.36	2.14	1.92	1.75	1.16

Cash flow trends
Net cash provided from operating activities	$1,143.3	$1,229.0	$1,171.0	$999.9	$1,132.0
Capital expenditures	374.2	278.6	247.2	253.5	276.5
Net cash provided from operating activities reduced by capital expenditures (c)	769.1	950.4	923.8	746.4	855.5
Net cash used in investing activities	(415.0)	(270.4)	(219.0)	(188.8)	(4,143.8)
Net cash provided from (used in) financing activities	(905.3)	(716.3)	(939.4)	(944.4)	3,040.2
Interest coverage ratio (b)	7.1	6.8	5.1	4.8	4.5

Capital structure trends
Total assets (d)	$10,574.5	$10,561.9	$9,914.2	$9,990.8	$10,140.1
Property, net	2,648.4	2,715.1	2,780.2	2,840.2	2,952.8
Short-term debt	1,194.7	1,029.2	898.9	1,197.3	595.6
Long-term debt	3,702.6	3,892.6	4,265.4	4,519.4	5,619.0
Shareholders’ equity	2,283.7	2,257.2	1,443.2	895.1	871.5

Share price trends
Stock price range	$42-47	$37-45	$28-38	$29-37	$25-34
Cash dividends per common share	1.060	1.010	1.010	1.010	1.010

Number of employees	25,606	25,171	25,250	25,676	26,424

(a)	Earnings before cumulative effect of accounting change for 2001 exclude the effect of a charge of $1.0 after tax to adopt SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.”

(b)	Interest coverage ratio is calculated based on earnings before interest expense, income taxes, depreciation, and amortization, divided by interest expense.

(c)	The Company uses this non-GAAP financial measure to focus management and investors on the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, and share repurchase.

(d)	During 2005, the Company reclassified $578.9 attributable to its direct store-door (DSD) delivery system from indefinite-lived intangibles to goodwill, net of an associated deferred tax liability of $228.5. Prior periods were likewise reclassified, resulting in a net reduction to total assets of $228.5.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Kellogg Company and Subsidiaries
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
We manage our Company for sustainable performance defined by our long-term annual growth targets of low single-digit for internal net sales, mid single-digit for internal operating profit, and high single-digit for net earnings per share. (Our measure of “internal growth” excludes the impact of currency and, if applicable, acquisitions, dispositions, and shipping day differences.) In combination with an attractive dividend yield, we believe this profitable growth will provide strong total return to our shareholders. We plan to continue to achieve this sustainability through a strategy focused on growing our cereal business, expanding our snacks business, and pursuing selected growth opportunities. We support our business strategy with operating principles that emphasize sales dollars over shipment volume (Volume to Value), as well as cash flow and return on invested capital (Manage for Cash). We believe the success of our strategy and operating principles are reflected in our steady growth in earnings and strong cash flow over the past several years. This performance has been achieved despite significant challenges such as rising commodity, fuel, energy, and employee benefit costs, as well as increased investment in brand building, innovation, and cost-reduction initiatives.
For the year ended December 31, 2005, the Company reported diluted net earnings per share of $2.36, a 10% increase over fiscal 2004 results. Consolidated net sales grew approximately 6%, operating profit increased 4%, and net earnings were up 10%. For the year ended January 1, 2005, net earnings per share were $2.14, an 11% increase over fiscal 2003 net earnings per share of $1.92. For 2005, net cash provided from operating activities was $1,143.3 million and included nearly $200 million of incremental benefit plan funding, as compared to the 2004 amount of $1,229.0 million.
Net sales and operating profit
2005 compared to 2004
The following tables provide an analysis of net sales and operating profit performance for 2005 versus 2004:

	North		Latin	Asia
(dollars in millions)	America	Europe	America	Pacific(a)	Corporate	Consolidated

2005 net sales	$6,807.8	$2,013.6	$822.2	$533.6	$—	$10,177.2

2004 net sales	$6,369.3	$2,007.3	$718.0	$519.3	$—	$9,613.9

% change — 2005 vs. 2004:
Volume (tonnage) (b)	5.6%	-.2%	7.5%	.8%	—	4.5%
Pricing/mix	2.2%	2.0%	3.2%	.4%	—	1.9%

Subtotal — internal business	7.8%	1.8%	10.7%	1.2%	—	6.4%
Shipping day differences (c)	-1.4%	-.9%	—	-1.0%	—	-1.1%
Foreign currency impact	.5%	-.6%	3.8%	2.6%	—	.6%

Total change	6.9%	.3%	14.5%	2.8%	—	5.9%

	North		Latin	Asia
(dollars in millions)	America	Europe	America	Pacific(a)	Corporate	Consolidated

2005 operating profit	$1,251.5	$330.7	$202.8	$86.0	$(120.7)	$1,750.3

2004 operating profit	$1,240.4	$292.3	$185.4	$79.5	$(116.5)	$1,681.1

% change — 2005 vs. 2004:
Internal business	2.4%	14.9%	6.6%	7.4%	-4.1%	5.2%
Shipping day differences (c)	-2.1%	-1.0%	—	-2.2%	.4%	-1.8%
Foreign currency impact	.6%	-.8%	2.8%	3.0%	—	.7%

Total change	.9%	13.1%	9.4%	8.2%	-3.7%	4.1%

(a)	Includes Australia and Asia.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of 53rd week in 2004. Refer to Note 1 within Notes to Consolidated Financial Statements for further information.

During 2005, consolidated net sales increased nearly 6%. Internal net sales also grew approximately 6%, which was on top of 5% internal sales growth in the prior year.
During the year, successful innovation and brand-building investment continued to drive strong growth across our North American business units, which collectively reported a 7% increase in net sales versus 2004. Internal net sales of our North America retail cereal business increased 8%, with strong performance in both the United States and Canada. As a result, our dollar share of the U.S. ready-to-eat cereal category increased 40 basis points during 2005, to 33.7% as of January 1, 2006, representing the sixth consecutive year of share growth.
Internal net sales of our North America retail snacks business (consisting of wholesome snacks, cookies, crackers, and toaster pastries) increased 7% on top of 8% growth in 2004. This growth was attributable principally to sales of fruit snacks, toaster pastries, cracker products, and major cookie brands. Partially offsetting this growth was the impact of proactively managing discontinuation of marginal cookie innovations.
Internal net sales of our North America frozen and specialty channel (which includes food service, vending, convenience, drug stores, and custom manufacturing) businesses collectively increased approximately 8%, led by solid contributions from our Eggo® frozen foods and food service businesses.
Net sales in our European operating segment were approximately even with 2004, with internal net sales growth at nearly 2%. This growth was largely due to cereal and snacks sales across southern Europe, partially offset by a sales decline in our Nordics market, which resulted from a temporary delisting by a major customer. Despite intense competitive pressures on our U.K. business unit, we were able to maintain sales within this market at nearly the prior-year level.
Strong performance in Latin America resulted in net sales growth of nearly 15%, with internal sales growth at 11%. Most of this growth was due to strong performance by our Mexico, Venezuela, and Caribbean business units, although sales increased in virtually all the Latin American markets in which we do business.
Net sales in our Asia Pacific operating segment increased approximately 3%, with internal net sales growth at 1%. This sales increase was largely due to innovation-related growth in our Asian markets, partially offset by a decline in our Australian business, which was unfavorably impacted by competitive nutritional claims and timing of snack product innovation versus the prior year. In late 2005, we introduced new products and undertook health-oriented initiatives which we believe will mitigate these in-market factors during 2006.
Consolidated operating profit increased 4% during 2005, with our European operating segment contributing approximately one-half of the total dollar increase. This disproportionate contribution was attributable to a year-over-year shift in segment allocation of charges from cost-reduction initiatives. As discussed in the section beginning on page 14, the year-over-year change in project cost allocation was a $65 million decline in Europe (improving 2005 segment operating profit performance by approximately 22%) and a $46 million increase in North America (reducing 2005 segment operating profit performance by approximately 4%).
Internal growth in consolidated operating profit was 5%. This internal growth was achieved despite double digit growth in brand-building and innovation expenditures and significant cost pressures on gross margin, as discussed in the section beginning on page 13. During 2005, we increased our consolidated brand-building (advertising and consumer promotion) expenditures by more than 1 1/2 times the rate of sales growth.
2004 compared to 2003
The following tables provide an analysis of net sales and operating profit performance for 2004 versus 2003:

	North		Latin	Asia
(dollars in millions)	America	Europe	America	Pacific(a)	Corporate	Consolidated

2004 net sales	$6,369.3	$2,007.3	$718.0	$519.3	$—	$9,613.9

2003 net sales	$5,954.3	$1,734.2	$666.7	$456.3	$—	$8,811.5

% change — 2004 vs. 2003:
Volume (tonnage) (b)	2.4%	-.1%	6.1%	-.4%	—	2.1%
Pricing/mix	2.6%	3.7%	5.0%	2.7%	—	2.9%

Subtotal — internal business	5.0%	3.6%	11.1%	2.3%	—	5.0%
Shipping day differences (c)	1.5%	1.0%	—	1.2%	—	1.3%
Foreign currency impact	.5%	11.1%	-3.4%	10.3%	—	2.8%

Total change	7.0%	15.7%	7.7%	13.8%	—	9.1%

	North		Latin	Asia
(dollars in millions)	America	Europe	America	Pacific(a)	Corporate	Consolidated

2004 operating profit	$1,240.4	$292.3	$185.4	$79.5	$(116.5)	$1,681.1

2003 operating profit	$1,134.2	$279.8	$168.9	$61.1	$(99.9)	$1,544.1

% change — 2004 vs. 2003:
Internal business	6.5%	-7.4%	14.1%	13.8%	-16.1%	4.5%
Shipping day differences (c)	2.4%	1.1%	—	2.8%	-.5%	2.0%
Foreign currency impact	.5%	10.8%	-4.3%	13.4%	—	2.4%

Total change	9.4%	4.5%	9.8%	30.0%	-16.6%	8.9%

(a)	Includes Australia and Asia.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of 53rd week in 2004. Refer to Note 1 within Notes to Consolidated Financial Statements for further information.

During 2004, consolidated net sales increased approximately 9%. Internal net sales grew 5%, which was on top of approximately 4% growth in the prior year. During 2004, successful innovation and brand-building investment continued to drive growth in most of our businesses.
North America reported net sales growth of approximately 7%, with internal growth across all major product groups. Internal net sales of our North America retail cereal business increased approximately 2%, with successful innovation and consumer promotion activities supporting sales growth and category share gains in both the United States and Canada. Internal net sales of our North America retail snacks business increased 8%, with the wholesome snacks, crackers, and toaster pastries components of our snacks portfolio all contributing to that growth. While our cookie sales were essentially unchanged from the prior year, we were pleased with this performance, in light of a category decline in measured channels of approximately 4%. We believe the recovery of our snacks business this year was due primarily to successful product and packaging innovation, combined with effective execution in our direct store-door (DSD) delivery system. Internal net sales of our North America frozen and specialty channel businesses collectively increased approximately 4%.
Net sales in our European operating segment increased approximately 16%, with internal sales growth of nearly 4%. Both our U.K. business unit and pan-European cereal business achieved internal net sales growth for the year of approximately 2%. Sales of our snack products within the region grew at a strong double-digit rate.
Strong performance in Latin America resulted in net sales growth of approximately 8%, with internal net sales growth of 11% more than offsetting unfavorable foreign currency movements. Most of this growth was due to very strong price/mix and tonnage improvements in both cereal and snack sales by our Mexican business unit.
Net sales in our Asia Pacific operating segment increased approximately 14% due primarily to favorable foreign currency movements, with internal net sales growth at 2%. Strong internal net sales performance in Australia was partially offset by a sales decline in Asia, due primarily to the effect of negative publicity regarding sugar-containing products in Korea throughout most of the year.
Consolidated operating profit increased approximately 9% during 2004, with internal growth of more than 4%. This internal growth was achieved despite increased brand-building expenditures and significantly higher commodity costs. Furthermore, corporate operating profit for 2004 included a charge of $9.5 million related to CEO transition expenses. Lastly, as discussed in the “Cost-reduction initiatives” section beginning on page 14, we absorbed in operating profit significant up-front costs in both 2003 and 2004, with 2004 charges exceeding 2003 charges by approximately $38 million.
The CEO transition expenses arose from the departure of Carlos Gutierrez, the Company’s former CEO, related to his appointment as U.S. Secretary of Commerce in early 2005. The total charge (net of forfeitures) of $9.5 million was comprised principally of $3.7 million for special pension termination benefits and $5.5 million for accelerated vesting of 606,250 stock options.
Operating profit for each of fiscal 2003 and 2004 includes intangibles impairment losses of approximately $10 million. The 2003 loss was to reduce the carrying value of a contract-based intangible asset and was included in North American operating profit. The 2004 loss was comprised of $7.9 million to write off the remaining value of this same contract-based intangible asset in North America and $2.5 million to write off goodwill in Latin America.
Margin performance
Margin performance is presented in the following table.

				Change vs.
				prior year
				(pts.)

	2005	2004	2003	2005	2004

Gross margin	44.9%	44.9%	44.4%	—	.5

SGA% (a)	-27.7%	-27.4%	-26.9%	-.3	-.5

Operating margin	17.2%	17.5%	17.5%	-.3	—

(a)	Selling, general, and administrative expense as a percentage of net sales.
Our long-term goal is to achieve annual improvements in gross margin and to reinvest this growth in brand-building and innovation expenditures, so as to maintain a relatively steady operating margin. Our strategy for expanding our gross margin is to manage external cost pressures through sales-driven operating leverage, mix improvements, productivity savings, and technological initiatives to reduce the cost of product ingredients and packaging. In 2004, our consolidated gross margin increased by 50 basis points to 44.9%. For 2005, we were able to maintain our consolidated gross margin at this level, overcoming the impact of several significant cost factors as discussed in the following paragraphs. Supported by late 2005 price increases in various markets and pay-back from prior investment, we expect to moderately expand our gross margin again in 2006.
In 2005, we experienced an uncontrollable, weather-related hike in fuel and energy costs during the second half of the year, while in 2004, our commodity costs rose significantly and remained historically high throughout 2005. In summary, we believe market price inflation negatively impacted our consolidated gross margin by approximately 90 basis points in 2004 and a net 30 basis points in 2005 (60 basis points from fuel/energy partially offset by an easing in certain commodity prices). Our profitability projections for 2006 currently include a 90-100 basis point unfavorable gross margin impact from fuel, energy, and other commodity price inflation.
Employee benefit costs (the majority of which is recorded in cost of goods sold) also increased for both 2004 and 2005, with total active and retired employee benefits expense reaching nearly $300 million in 2005 versus approximately $260 million in 2004 and $240 million in 2003. Our profitability projections for 2006 currently include incremental employee benefits expense of $20-$40 million.
In addition to external cost pressures, our discretionary investment in cost reduction initiatives (refer to following section) has placed short-term pressure on our gross margin performance during the periods presented. The portion of total program-related charges recorded in cost of goods sold was (in millions): 2005-$90; 2004-$46; 2003-$67. Additionally, cost of goods sold for 2005 includes a charge of approximately $12 million, related to a lump-sum payment to members of the major union representing the hourly employees at our U.S. cereal plants for ratification of a wage and benefits agreement with the Company covering the four-year period ended October 2009.
Cost-reduction initiatives
We view our continued spending on cost-reduction initiatives as part of our sustainable growth model of earnings reinvestment for reliability in meeting long-term growth targets. Initiatives undertaken must meet certain pay-back and internal rate of return (IRR) targets. We currently require each project to recover total cash implementation costs within a five-year period of completion or to achieve an IRR of at least 20%. Each cost-reduction initiative is of relatively short duration (normally one year or less), and begins to deliver cash savings and/or reduced depreciation during the first year of implementation, which is then used to fund new initiatives. To implement these programs, the Company has incurred various up-front costs, including asset write-offs, exit charges, and other project expenditures, which we include in our measure and discussion of operating segment profitability within the “Net sales and operating profit” section beginning on page 11.
In 2005, we undertook an initiative to consolidate U.S. snacks bakery capacity, resulting in the closure of two facilities by mid 2006. Major initiatives commenced in 2004 were the global rollout of the SAP information technology system, reorganization of pan-European operations, consolidation of U.S. meat alternatives manufacturing operations, and relocation of our U.S. snacks business unit to Battle Creek, Michigan. Major actions implemented in 2003 included a wholesome snack plant consolidation in Australia, manufacturing capacity rationalization in the Mercosur region of Latin America, and a plant workforce reduction in Great Britain. Additionally, during all periods presented, we have undertaken various manufacturing capacity rationalization and efficiency initiatives primarily in our North American and European operating segments, as well as the 2003 disposal of a manufacturing facility in China. Details of each initiative are described in Note 3 to Consolidated Financial Statements.
Related to the aforementioned U.S. snacks bakery consolidation, we expect to incur approximately $30 million of project costs in 2006, two-thirds comprised of cash costs and one-third asset write-offs. Other potential initiatives to be commenced in 2006 are still in the planning stages and individual actions will be announced as management commits to these discretionary investments. Our 2006 earnings target includes projected charges related to potential cost reduction initiatives of approximately $90 million or $.15 per share. Except for the portion attributable to the aforementioned U.S. snacks bakery consolidation of $30 million, the specific cash versus non-cash mix or cost of goods sold versus SGA impact of the remaining $60 million has not yet been determined.
For 2005, total program-related charges were approximately $90 million, comprised of $16 million for a multiemployer pension plan withdrawal liability, $44 million of asset write-offs, and $30 million for severance and other cash expenditures. All of the charges were recorded in cost of goods sold within the Company’s North American operating segment.
For 2004, total program-related charges were approximately $109 million, comprised of $41 million in asset write-offs, $1 million for special pension termination benefits, $15 million in severance and other exit costs, and $52 million in other cash expenditures such as relocation and consulting. Approximately $46 million of the total 2004 charges were recorded in cost of goods sold, with approximately $63 million recorded in selling, general, and administrative (SGA) expense. The 2004 charges impacted our operating segments as follows (in millions): North America-$44, Europe-$65.
For 2003, total program-related charges were approximately $71 million, comprised of $40 million in asset write-offs, $8 million for special pension termination benefits, and $23 million in severance and other cash exit costs. Approximately $67 million of the total 2003 charges were recorded in cost of goods sold, with approximately $4 million recorded in SGA expense. The 2003 charges impacted our operating segments as follows (in millions): North America-$36, Europe-$21, Latin America-$8, Asia Pacific-$6.
Exit cost reserves were approximately $13 million at December 31, 2005, consisting principally of severance obligations associated with projects commenced in 2005, which are expected to be paid out in 2006. At January 1, 2005, exit cost reserves were approximately $11 million, representing severance costs that were substantially paid out in 2005.
Interest expense
Between the acquisition of Keebler Foods Company in early 2001 and the end of 2004, our Company paid down nearly $2.0 billion of debt, even early-retiring long-term debt in each of the past three years. Net early-retirement premiums are recorded in interest expense and were (in millions): 2005-$13; 2004-$4; 2003-$17. These premiums were or are expected to be largely recovered through lower short-term interest rates over the original remaining terms of the retired debt. As a result of this debt reduction, interest expense declined significantly from 2003 to 2004, but leveled off in 2005 as we reached a near-term steady state debt position by year-end 2005, which is discussed further in the Liquidity and Capital Resources section on page 16. Nevertheless, based on prevailing interest rates, we currently expect 2006 interest expense to decline 4-5% from the 2005 amount, due primarily to a shift in our total debt mix from higher-rate long term to lower-rate short term.

				Change vs.
(dollars in millions)				prior year

	2005	2004	2003	2005	2004

Reported interest expense	$300.3	$308.6	$371.4

Amounts capitalized	1.2	.9	—

Gross interest expense	$301.5	$309.5	$371.4	-2.6%	-16.7%

Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense) for 2005 includes charges of $16 million for contributions to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, and a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. The carrying value of all held-for-sale assets at December 31, 2005, was insignificant.
Other income (expense), net for 2004 includes charges of approximately $9 million for contributions to the Kellogg’s Corporate Citizenship Fund. Other income (expense), net for 2003 includes credits of approximately $17 million related to favorable legal settlements, a charge of $8 million for a contribution to the Kellogg’s Corporate Citizenship Fund, and a charge of $6.5 million to recognize the impairment of a cost-basis investment in an e-commerce business venture.
Income taxes
The consolidated effective income tax rate for 2005 was approximately 31%, which was below both the 2004 rate of nearly 35% and the 2003 rate of less than 33%. As compared to the prior-period rates, the 2005 consolidated effective income tax rate benefited primarily from the 2004 reorganization of our European operations and to a lesser extent, from U.S. tax legislation that allows a phased-in deduction from taxable income equal to a stipulated percentage of qualified production income (“QPI”), beginning in 2005. The resulting tax savings have been reinvested, in part, in cost-reduction initiatives, brand-building expenditures, and other growth initiatives. We currently expect our 2006 consolidated effective income tax rate to be 31-32%; however, this projection could be significantly affected by the implementation of tax-savings initiatives currently in the planning stages, the settlement of several on-going domestic and international income tax audits, or other similar discrete events within interim periods of 2006. We expect that any incremental benefits from such discrete events would be invested in cost-reduction initiatives and other growth opportunities.
During 2005, we elected to repatriate approximately $1.1 billion of dividends from foreign subsidiaries which qualified for the temporary dividends-received-deduction available under the American Jobs Creation Act. The associated net tax cost of approximately $40 million was provided for in 2004.

 Liquidity and Capital Resources
Our principal source of liquidity is operating cash flows, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs. The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle is relatively short; although receivable collection patterns vary around the world, in the United States, our days sales outstanding (DSO) averages 18-19 days. As a result, the growth in our operating cash flow should generally reflect the growth in our net earnings over time. As presented in the schedule to the right, operating cash flow performance for 2004 generally reflects this principle, except for the level of benefit plan contributions and working capital movements (operating assets and liabilities). In addition to these two variables, operating cash flow performance for 2005 further deviates from this pattern due principally to the significant portion of net earnings growth for the year attributable to non-cash deferred income tax benefits.

(dollars in millions)	2005	2004	2003

Operating activities
Net earnings	$980.4	$890.6	$787.1
year-over-year change	10.1%	13.1%
Items in net earnings not requiring (providing) cash:
Depreciation and amortization	391.8	410.0	372.8
Deferred income taxes	(59.2)	57.7	74.8
Other (a)	199.3	104.5	76.1

Net earnings after non-cash items	1,512.3	1,462.8	1,310.8

year-over-year change	3.4%	11.6%
Pension and other postretirement benefit plan contributions	(397.3)	(204.0)	(184.2)
Changes in operating assets and liabilities:
Core working capital (b)	45.4	46.0	(.1)
Other working capital	(17.1)	(75.8)	44.5

Total	28.3	(29.8)	44.4

Net cash provided by operating activities	$1,143.3	$1,229.0	$1,171.0
year-over-year change	-7.0%	5.0%

(a)	Consists principally of non-cash expense accruals for employee benefit obligations

(b)	Inventory and trade receivables less trade payables
The increasing level of benefit plan contributions during the 2003-2005 timeframe primarily reflects our decisions to improve the funded position of several of our major pension and retiree health care plans, as influenced by tax strategies and market factors. We did not have significant statutory or contractual funding requirements for our major retiree benefit plans during the periods presented, nor do we expect to have in the next several years.
Total minimum benefit plan contributions for 2006 are currently expected to be approximately $59 million. Actual 2006 or future year’s contributions could exceed our current projections, as influenced by our decision to voluntarily pre-fund our obligations versus other competing investment priorities, future changes in government requirements, or renewals of union contracts.
For 2005, the net favorable movement in core working capital was related to increased trade payables, partially offset by an unfavorable movement in trade receivables, which returned to historical levels (in relation to sales) in early 2005 from lower levels at the end of 2004. We believe these lower levels were related to the timing of our 53rd week over the 2004 holiday period, which impacted the core working capital component of our operating cash flow throughout 2005. Core working capital as a percentage of sales has steadily improved over the past several years, representing 7.0% of net sales for the fiscal year ended December 31, 2005, as compared to 7.3% for 2004 and 8.2% for 2003. We have achieved this multi-year reduction primarily through logistics improvements to reduce inventory on hand while continuing to meet customer requirements, faster collection of accounts receivable, and extension of terms on trade payables. While our long-term goal is to continue to improve this metric, we no longer expect movements in the absolute balance of core working capital to represent a significant source of operating cash flow.
The unfavorable movements in other working capital for 2004, as presented in the preceding table, relate largely to higher income tax payments and faster payment of customer promotional incentives, as compared to prior years.

Our management measure of cash flow is defined as net cash provided by operating activities reduced by expenditures for property additions. We use this non-GAAP measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchase. Our cash flow metric is reconciled to the most comparable GAAP measure, as follows:

(dollars in millions)	2005	2004	2003

Net cash provided by operating activities	$1,143.3	$1,229.0	$1,171.0

Additions to properties	(374.2)	(278.6)	(247.2)

Cash flow	$769.1	$950.4	$923.8
year-over-year change	-19.1%	2.9%

Our 2005 cash flow (as defined) declined approximately 19% versus the prior year, attributable primarily to incremental benefit plan contributions as discussed on page 16 and increased spending for selected capacity expansions to accommodate our Company’s strong sales growth over the past several years. This increased capital spending represented 3.7% of net sales, which exceeds our recent historical spending level of approximately 3% of net sales for both 2004 and 2003. We expect this trend to continue in the near term, with projected 2006 property expenditures reaching approximately 4.0% of net sales. We currently expect our cash flow for 2006 to be $875-$975 million, with the increase over the 2005 amount funded principally by a decline in benefit plan contributions, partially offset by a slight increase in capital spending as a percentage of sales.
In order to support the continued growth of our North American fruit snacks business, we completed two separate business acquisitions during 2005 for a total of approximately $50 million in cash, including related transaction costs. In June 2005, we acquired a fruit snacks manufacturing facility and related assets from Kraft Foods Inc. The facility is located in Chicago, Illinois and employs approximately 400 active hourly and salaried employees. In November 2005, we acquired substantially all of the assets and certain liabilities of a Washington State-based manufacturer of natural and organic fruit snacks.
For 2005, our Board of Directors had originally authorized stock repurchases for general corporate purposes and to offset issuances for employee benefit programs of up to $400 million. In October 2005, our Board of Directors approved an increase in the authorized amount of 2005 stock repurchases to $675 million and an additional $650 million for 2006. Pursuant to this authorization, in November 2005, we repurchased approximately 9.4 million common shares from the W.K. Kellogg Foundation Trust (the “Trust”) for $400 million in a privately negotiated transaction pursuant to an agreement dated as of November 8, 2005 (the “2005 Agreement”). The 2005 Agreement provided the Trust with registration rights in certain circumstances for additional common shares which the Trust might desire to sell and provided the Company with rights to repurchase those additional common shares. In combination with open market transactions completed prior to November 2005, we spent a total of $664 million to repurchase approximately 15.4 million shares during 2005. Pursuant to similar Board authorizations applicable to those years, we paid $298 million in 2004 for approximately 7.3 million shares and $90 million during 2003 for approximately 2.9 million shares.
In connection with our 2006 stock repurchase authorization, we entered into an agreement with the Trust dated as of February 16, 2006 (the “2006 Agreement”) to repurchase approximately 12.8 million additional shares from the Trust for $550 million. The 2006 Agreement extinguished the registration and repurchase rights under the 2005 Agreement upon the Company’s repurchase of those additional shares on February 21, 2006.
In July 2005, we redeemed $723.4 million of long-term debt, representing the remaining principal balance of our 6.0% U.S. Dollar Notes due April 2006. In October 2005, we repaid $200 million of maturing 4.875% U.S. Dollar Notes. In December 2005, we redeemed $35.4 million of U.S. Dollar Notes due June 2008. These payments were funded principally through issuance of U.S. Dollar short-term debt.
During November 2005, subsidiaries of the Company issued approximately $930 million of foreign currency-denominated debt in offerings outside of the United States, consisting of Euro 550 million of floating rate notes due 2007 and approximately C$330 million of Canadian commercial paper. These debt issuances were guaranteed by the Company and net proceeds were used primarily for the payment of dividends pursuant to the American Jobs Creation Act and the purchase of stock and assets of other direct or indirect subsidiaries of the Company, as well as for general corporate purposes. (Refer to Note 7 within Notes to Consolidated Financial Statements for further information on these debt issuances.)
At December 31, 2005, our total debt was approximately $4.9 billion, approximately even with the balance at year-end 2004. As discussed in the Interest expense section on page 15, this debt balance represents nearly a $2.0 billion reduction from a peak level of $6.8 billion in early 2001. During 2005, we increased our benefit trust investments through plan funding by approximately 13%, reduced the Company’s common stock outstanding through repurchase programs by approximately 4%, and implemented a mid-year increase in the shareholder dividend level of approximately 10%. Primarily due to the recent prioritization of these uses of cash flow, plus the aforementioned need to selectively invest in production capacity, we no longer expect to reduce debt at the recent historical pace, but remain committed to net debt reduction (total debt less cash) over the long term. We currently expect the total debt balance at year-end 2006 to remain at approximately $4.9 billion.
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
 Off-balance Sheet Arrangements and Other Obligations
Contractual obligations
The following table summarizes future estimated cash payments to be made under existing contractual obligations. Further information on debt obligations is contained in Note 7 within Notes to Consolidated Financial Statements. Further information on lease obligations is contained in Note 6.

Contractual obligations	Payments due by period

							2011 and
(millions)	Total	2006	2007	2008	2009	2010	beyond

Long-term debt(a)	$6,476.8	$282.9	$847.2	$653.3	$181.8	$181.7	$4,329.9
Capital leases	4.6	1.9	1.4	.5	.5	.2	.1
Operating leases	459.1	102.3	85.6	63.7	47.5	43.3	116.7
Purchase obligations(b)	447.8	289.0	96.3	30.2	20.9	10.9	.5
Other long-term(c)	260.2	31.0	12.3	29.5	11.7	15.1	160.6

Total	$7,648.5	$707.1	$1,042.8	$777.2	$262.4	$251.2	$4,607.8

(a)	Long-term debt obligations include amounts due for both principal and fixed-rate interest payments.

(b)	Purchase obligations consist primarily of fixed commitments under various co-marketing agreements and to a lesser extent, of service agreements, and contracts for future delivery of commodities, packaging materials, and equipment. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2005, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(c)	Other long-term contractual obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2005 and consist principally of projected commitments under deferred compensation arrangements, multiemployer pension plans, and other retiree benefits in excess of those provided within our broad-based plans. We do not currently have significant statutory or contractual funding requirements for our broad-based retiree benefit plans during the periods presented and have not included these amounts in the table. Refer to Notes 9 and 10 within Notes to Consolidated Financial Statements for further information on these plans, including expected contributions for fiscal year 2006.
Off-balance sheet arrangements
Our off-balance sheet arrangements are generally limited to a residual value guarantee on one operating lease of approximately $13 million and guarantees on loans to independent contractors for their purchase of DSD route franchises up to $17 million. We record the fair value of these loan guarantees on our balance sheet, which we currently estimate to be insignificant. Refer to Note 6 within Notes to Consolidated Financial Statements for further information.
 Significant Accounting Estimates
Our significant accounting policies are discussed in Note 1 within Notes to Consolidated Financial Statements. None of the pronouncements adopted during the periods presented have had or are expected to have a significant impact on our Company’s financial statements.
In December 2004, the FASB issued SFAS No. 123(Revised) “Share-Based Payment,” which we adopted as of the beginning of our 2006 fiscal year, using the modified prospective method. Accordingly,

prior years were not restated, but 2006 results are being presented as if we had applied the fair value method of accounting for stock-based compensation from our 1996 fiscal year. If this standard had been adopted in 2005, net earnings per share would have been reduced by approximately $.09 and we currently expect a similar impact of adoption for 2006. However, the actual impact on 2006 will, in part, depend on the particular structure of stock-based awards granted during the year and various market factors that affect the fair value of awards. We classify pre-tax stock compensation expense in selling, general, and administrative expense principally within our corporate operations.
SFAS No. 123(Revised) also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings will be presented in the Statement of Cash Flows as a financing (rather than an operating) cash flow. If this standard had been adopted in 2005, operating cash flow would have been lower (and financing cash flow would have been higher) by approximately $20 million as a result of this provision. The actual impact on 2006 operating cash flow will depend, in part, on the volume of employee stock option exercises during the year and the relationship between the exercise-date market value of the underlying stock and the original grant-date fair value determined for financial reporting purposes.
Our critical accounting estimates, which require significant judgments and assumptions likely to have a material impact on our financial statements, are discussed in the following sections on pages 19-21.
Promotional expenditures
Our promotional activities are conducted either through the retail trade or directly with consumers and involve in-store displays and events; feature price discounts on our products; consumer coupons, contests, and loyalty programs; and similar activities. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. On a full-year basis, these subsequent period adjustments have rarely represented in excess of .4% (.004) of our Company’s net sales. However, as our Company’s total promotional expenditures (including amounts classified as a revenue reduction) represented nearly 30% of 2005 net sales; the likelihood exists of materially different reported results if different assumptions or conditions were to prevail.
Intangibles
We follow SFAS No. 142 “Goodwill and Other Intangible Assets” in evaluating impairment of intangibles. Under this standard, goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. The fair value of a reporting unit is based primarily on our assessment of profitability multiples likely to be achieved in a theoretical sale transaction. Similarly, impairment testing of other intangible assets requires a comparison of carrying value to fair value of that particular asset. Fair values of non-goodwill intangible assets are based primarily on projections of future cash flows to be generated from that asset. For instance, cash flows related to a particular trademark would be based on a projected royalty stream attributable to branded product sales. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables. We periodically engage third party valuation consultants to assist in this process. At December 31, 2005, intangible assets, net, were $4.9 billion, consisting primarily of goodwill and trademarks associated with the 2001 acquisition of Keebler Foods Company. While we currently believe that the fair value of all of our intangibles exceeds carrying value, materially different assumptions regarding future performance of our North American snacks business or the weighted average cost of capital used in the valuations could result in significant impairment losses.
Retirement benefits
Our Company sponsors a number of U.S. and foreign defined benefit employee pension plans and also provides retiree health care and other welfare benefits in the United States and Canada. Plan funding strategies are influenced by tax regulations. A substantial majority of plan assets are invested in a globally diversified portfolio of equity securities with smaller holdings of debt securities and other investments. We follow SFAS No. 87 “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” for the measurement and recognition of obligations and expense related to our retiree benefit plans. Embodied in both of these standards is the concept that the cost of benefits provided during retirement should be recognized over the employees’ active working life. Inherent in this concept is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Major actuarial assumptions that require significant management judgment and have a material impact on the measurement of our consolidated benefits expense and accumulated obligation include the long-term rates of return on plan assets, the health care cost trend rates, and the interest rates used to discount the obligations for our major plans, which cover employees in the United States, United Kingdom, and Canada.
To conduct our annual review of the long-term rate of return on plan assets, we work with third party financial consultants to model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 70% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.8% and an active management premium of 1% (net of fees) validated by historical analysis. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return are generally not revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2005 of 8.9% equated to approximately the 50th percentile expectation of our 2005 model. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign plan investments represent approximately 30% of our global benefit plan investments.
Based on consolidated benefit plan assets at December 31, 2005, a 100 basis point reduction in the assumed rate of return would increase 2006 benefits expense by approximately $36 million. Correspondingly, a 100 basis point shortfall between the assumed and actual rate of return on plan assets for 2006 would result in a similar amount of arising experience loss. Any arising asset-related experience gain or loss is recognized in the calculated value of plan assets over a five-year period. Once recognized, experience gains and losses are amortized using a declining-balance method over the average remaining service period of active plan participants, which for U.S. plans is presently about 12 years. Under this recognition method, a 100 basis point shortfall in actual versus assumed performance of all of our plan assets in 2006 would reduce pre-tax earnings by approximately $1 million in 2007, increasing to approximately $6 million in year 2011. For each of the three years ending December 31, 2005, our actual return on plan assets exceeded the recognized assumed return by the following amounts (in millions): 2005-$39.4; 2004-$95.6; 2003-$269.4.
To conduct our annual review of health care cost trend rates, we work with third party financial consultants to model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components of our covered employee population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 9%, our initial trend rate for 2006 of 10.5% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 1% per year, until the ultimate trend rate of 4.75% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at December 31, 2005, a 100 basis point increase in the assumed health care cost trend rates would increase 2006 benefits expense by approximately $17 million. A 100 basis point excess of 2006 actual health care claims cost over that calculated from the assumed trend rate would result in an arising experience loss of approximately $9 million. Any arising claims cost-related experience gain or loss is recognized in the calculated value of claims cost over a four-year period. Once recognized, experience gains and losses are amortized over the average remaining service period of active plan participants, which for U.S. plans is presently about 15 years. The combined net experience loss arising from recognition of all prior-years claims experience, together with the revised trend rate assumption, was approximately $129 million.
To conduct our annual review of discount rates, we use several published market indices with appropriate duration weighting to assess prevailing rates on high quality debt securities, with a primary focus on the Citigroup Pension Liability Index® for our U.S. plans. To test the appropriateness of these indices, we periodically engage third party financial consultants to conduct a matching exercise between the expected settlement cash flows of our plans and bond maturities, consisting principally of AA-rated (or the equivalent in foreign jurisdictions) non-callable issues with at least $25 million principal outstanding. The model does not assume any reinvestment rates and assumes that bond investments mature just in time to pay benefits as they become due. For those years where no suitable bonds are available, the portfolio utilizes a linear interpolation approach to impute a hypothetical bond whose maturity matches the cash flows required in those years. As of three different interim dates in 2005, this matching exercise for our U.S. plans produced a discount rate within +/- 10 basis points of the equivalent-dated Citigroup Pension Liability Index®. The measurement dates for our benefit plans are generally consistent with our Company’s fiscal year end. Thus, we select discount rates to measure our benefit obligations that are consistent with market indices during December of each year. Based on consolidated obligations at December 31, 2005, a 25 basis point decline in the weighted average discount rate used for benefit plan measurement purposes would increase 2006 benefits expense by approximately $15 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.
Despite the previously described rigorous policies for selecting major actuarial assumptions, we periodically experience material differences between assumed and actual experience. As of December 31, 2005, we had consolidated unamortized net experience losses of approximately $1.29 billion. Of this total, approximately 70% was related to discount rate reductions, 13% was related to net unfavorable health care claims cost experience (including upward revisions in the assumed trend rate), with the remainder related to asset returns and other demographic factors. For 2006, we currently expect incremental amortization of experience losses of approximately $10 million. Assuming actual future experience is consistent with our current assumptions, annual amortization of accumulated experience losses during each of the next several years would remain approximately level with the 2006 amount.
Income taxes
Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective income tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Favorable resolution would be recognized as a reduction to our effective tax rate in the period of resolution. Our tax reserves are presented in the balance sheet principally within accrued income taxes. Significant tax reserve adjustments impacting our effective tax rate would be separately presented in the rate reconciliation table of Note 11 within Notes to Consolidated Financial Statements. Historically, tax reserve adjustments for individual issues have rarely exceeded 1% of earnings before income taxes annually.
 Future Outlook
Our long-term annual growth targets are low single-digit for internal net sales, mid single-digit for internal operating profit, and high single-digit for net earnings per share. In addition, we remain committed to growing our brand-building investment faster than the rate of sales growth. In general, we expect 2006 results to be consistent with our growth targets for net sales and operating profit. We expect each of our operating segments to deliver low single-digit net sales growth in 2006, except for Latin America, which we expect to achieve mid single-digit growth due to a continuation of the more rapid category expansion in that region. We expect the reported increase in net earnings per share to be dampened by approximately $.09, due to the adoption of SFAS No. 123(Revised), as discussed on pages 18 and 19. We will continue to reinvest in cost-reduction initiatives and other growth opportunities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The Company is exposed to certain market risks, which exist as a part of the ongoing business operations and management uses derivative financial and commodity instruments, where appropriate, to manage these risks. The Company, as a matter of policy, does not engage in trading or speculative transactions. Refer to Note 12 to the Consolidated Financial Statements, which are included herein under Part II, Item 8, for further information on accounting policies related to derivative financial and commodity instruments.
Foreign exchange risk
The Company is exposed to fluctuations in foreign currency cash flows related to third-party purchases,

intercompany transactions, and nonfunctional currency denominated third-party debt. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus the British Pound, Euro, Australian Dollar, Canadian Dollar, and Mexican Peso, and in the case of inter-subsidiary transactions, the British Pound versus the Euro. Management assesses foreign currency risk based on transactional cash flows and translational positions and enters into forward contracts, options, and currency swaps to reduce fluctuations in net long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements are established in conjunction with the term of underlying debt issuances.
The total notional amount of foreign currency derivative instruments at year-end 2005 was $467.3 million, representing a settlement obligation of $21.9 million. The total notional amount of foreign currency derivative instruments at year-end 2004 was $375.5 million, representing a settlement obligation of $60.3 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities, and mature within 18 months. Assuming an unfavorable 10% change in year-end exchange rates, the settlement obligation would have increased by approximately $46.7 million at year-end 2005 and $37.5 million at year-end 2004. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
Interest rate risk
The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing and future issuances of variable rate debt. Primary exposures include movements in U.S. Treasury rates, London Interbank Offered Rates (LIBOR), and commercial paper rates. Management periodically uses interest rate swaps and forward interest rate contracts to reduce interest rate volatility and funding costs associated with certain debt issues, and to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions.
Note 7 to the Consolidated Financial Statements, which are included herein under Part II, Item 8, provides information on the Company’s significant debt issues. There were no interest rate derivatives outstanding at year-end 2005 and 2004. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $9.1 million in 2005 and $2.3 million in 2004.
Price risk
The Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, soybean oil, sugar, cocoa, paperboard, natural gas, and diesel fuel. Management uses the combination of long cash positions with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted purchases over a duration of generally less than one year. The total notional amount of commodity derivative instruments at year-end 2005 was $21.8 million, representing a settlement receivable of approximately $1.0 million. Assuming a 10% decrease in year-end commodity prices, this settlement receivable would convert to an obligation of approximately $1.3 million, generally offset by a reduction in the cost of the underlying material purchases. The total notional amount of commodity derivative instruments at year-end 2004 was $61.3 million, representing a settlement obligation of $4.8 million. Assuming a 10% decrease in year-end commodity prices, this settlement obligation would have increased by approximately $5.6 million, generally offset by a reduction in the cost of the underlying material purchases.
In addition to the derivative commodity instruments discussed above, management uses long cash positions with suppliers to manage a portion of the price exposure. It should be noted that the exclusion of these positions from the analysis above could be a limitation in assessing the net market risk of the Company.

Item 8.	Financial Statements and Supplementary Data
Kellogg Company and Subsidiaries
Consolidated Statement of Earnings

(millions, except per share data)	2005	2004	2003

Net sales	$10,177.2	$9,613.9	$8,811.5

Cost of goods sold	5,611.6	5,298.7	4,898.9
Selling, general, and administrative expense	2,815.3	2,634.1	2,368.5

Operating profit	$1,750.3	$1,681.1	$1,544.1

Interest expense	300.3	308.6	371.4
Other income (expense), net	(24.9)	(6.6)	(3.2)

Earnings before income taxes	$1,425.1	$1,365.9	$1,169.5
Income taxes	444.7	475.3	382.4

Net earnings	$980.4	$890.6	$787.1

Net earnings per share:
Basic	$2.38	$2.16	$1.93
Diluted	2.36	2.14	1.92

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
Consolidated Statement of Shareholders’ Equity

							Accumulated
	Common stock		Capital in		Treasury stock		other	Total	Total
			excess of	Retained			comprehensive	shareholders’	comprehensive
(millions)	shares	amount	par value	earnings	shares	amount	income	equity	income

Balance, December 28, 2002	415.5	$103.8	$49.9	$1,873.0	7.6	$(278.2)	$(853.4)	$895.1	$418.9

Common stock repurchases					2.9	(90.0)		(90.0)
Net earnings				787.1				787.1	787.1
Dividends				(412.4)				(412.4)
Other comprehensive income							124.2	124.2	124.2
Stock options exercised and other			(25.4)		(4.7)	164.6		139.2

Balance, December 27, 2003	415.5	$103.8	$24.5	$2,247.7	5.8	$(203.6)	$(729.2)	$1,443.2	$911.3

Common stock repurchases					7.3	(297.5)		(297.5)
Net earnings				890.6				890.6	890.6
Dividends				(417.6)				(417.6)
Other comprehensive income							289.3	289.3	289.3
Stock options exercised and other			(24.5)	(19.4)	(10.7)	393.1		349.2

Balance, January 1, 2005	415.5	$103.8	—	$2,701.3	2.4	$(108.0)	$(439.9)	$2,257.2	$1,179.9

Common stock repurchases					15.4	(664.2)		(664.2)
Net earnings				980.4				980.4	980.4
Dividends				(435.2)				(435.2)
Other comprehensive income							(136.2)	(136.2)	(136.2)
Stock options exercised and other	3.0	.8	58.9	19.6	(4.7)	202.4		281.7

Balance, December 31, 2005	418.5	$104.6	$58.9	$3,266.1	13.1	$(569.8)	$(576.1)	$2,283.7	$844.2

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
Consolidated Balance Sheet

(millions, except share data)	2005	2004

Current assets
Cash and cash equivalents	$219.1	$417.4
Accounts receivable, net	879.1	776.4
Inventories	717.0	681.0
Other current assets	381.3	247.0

Total current assets	$2,196.5	$2,121.8

Property, net	2,648.4	2,715.1
Other assets	5,729.6	5,725.0

Total assets	$10,574.5	$10,561.9

Current liabilities
Current maturities of long-term debt	$83.6	$278.6
Notes payable	1,111.1	750.6
Accounts payable	883.3	726.3
Other current liabilities	1,084.8	1,090.5

Total current liabilities	$3,162.8	$2,846.0

Long-term debt	3,702.6	3,892.6
Other liabilities	1,425.4	1,566.1
Shareholders’ equity
Common stock, $.25 par value, 1,000,000,000 shares authorized Issued: 418,451,198 shares in 2005 and 415,451,198 shares in 2004	104.6	103.8
Capital in excess of par value	58.9	—
Retained earnings	3,266.1	2,701.3
Treasury stock at cost:
13,121,446 shares in 2005 and 2,428,824 shares in 2004	(569.8)	(108.0)
Accumulated other comprehensive income (loss)	(576.1)	(439.9)

Total shareholders’ equity	$2,283.7	$2,257.2

Total liabilities and shareholders’ equity	$10,574.5	$10,561.9

Refer to Notes to Consolidated Financial Statements. In particular, refer to Note 15 for supplemental information on various balance sheet captions.

Kellogg Company and Subsidiaries
Consolidated Statement of Cash Flows

(millions)	2005	2004	2003

Operating activities
Net earnings	$980.4	$890.6	$787.1
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	391.8	410.0	372.8
Deferred income taxes	(59.2)	57.7	74.8
Other	199.3	104.5	76.1
Pension and other postretirement benefit plan contributions	(397.3)	(204.0)	(184.2)
Changes in operating assets and liabilities	28.3	(29.8)	44.4

Net cash provided from operating activities	$1,143.3	$1,229.0	$1,171.0

Investing activities
Additions to properties	$(374.2)	$(278.6)	$(247.2)
Acquisitions of businesses	(50.4)	—	—
Dispositions of businesses	—	—	14.0
Property disposals	9.8	7.9	13.8
Other	(.2)	.3	.4

Net cash used in investing activities	$(415.0)	$(270.4)	$(219.0)

Financing activities
Net increase of notes payable, with maturities less than or equal to 90 days	$360.2	$388.3	$208.5
Issuances of notes payable, with maturities greater than 90 days	42.6	142.3	67.0
Reductions of notes payable, with maturities greater than 90 days	(42.3)	(141.7)	(375.6)
Issuances of long-term debt	647.3	7.0	498.1
Reductions of long-term debt	(1,041.3)	(682.2)	(956.0)
Net issuances of common stock	221.7	291.8	121.6
Common stock repurchases	(664.2)	(297.5)	(90.0)
Cash dividends	(435.2)	(417.6)	(412.4)
Other	5.9	(6.7)	(.6)

Net cash used in financing activities	$(905.3)	$(716.3)	$(939.4)

Effect of exchange rate changes on cash	(21.3)	33.9	28.0

Increase (decrease) in cash and cash equivalents	$(198.3)	$276.2	$40.6
Cash and cash equivalents at beginning of year	417.4	141.2	100.6

Cash and cash equivalents at end of year	$219.1	$417.4	$141.2

Refer to Notes to Consolidated Financial Statements.

Note 1	Accounting policies
Basis of presentation
The consolidated financial statements include the accounts of Kellogg Company and its majority-owned subsidiaries. Intercompany balances and transactions are eliminated. Certain amounts in the prior-year financial statements have been reclassified to conform to the current-year presentation. In addition, certain current-year disclosures reflect revisions of related amounts as compared to the disclosures reported in the prior year. For purposes of consistency, such revisions have also been reflected in the comparative prior-year amounts presented herein.
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2005 and 2003 fiscal years ended on December 31 and 27, respectively. The Company’s 2004 fiscal year ended on January 1, 2005, and included a 53rd week.
Cash and cash equivalents
Highly liquid temporary investments with original maturities of less than three months are considered to be cash equivalents. The carrying amount approximates fair value.
Accounts receivable
Accounts receivable consist principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts and prompt payment discounts. Trade receivables generally do not bear interest. Terms and collection patterns vary around the world and by channel. In the United States, the Company generally has required payment for goods sold eleven or sixteen days subsequent to the date of invoice as 2% 10/net 11 or 1% 15/net 16, and days sales outstanding (DSO) averages 18-19 days. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data. Account balances are written off against the allowance when management determines the receivable is uncollectible. The Company does not have any off-balance-sheet credit exposure related to its customers. Refer to Note 15 for an analysis of the Company’s accounts receivable and allowance for doubtful account balances during the periods presented.
Inventories
Inventories are valued at the lower of cost (principally average) or market.
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151 “Inventory Costs,” to converge U.S. GAAP principles with International Accounting Standards on inventory valuation. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as period charges, rather than as inventory value. This standard also provides that fixed production overheads should be allocated to units of production based on the normal capacity of production facilities, with excess overheads being recognized as period charges. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The Company adopted this standard at the beginning of its 2006 fiscal year. Management believes the Company’s pre-existing accounting policy for inventory valuation was generally consistent with this guidance and does not, therefore, currently expect the adoption of SFAS No. 151 to have a significant impact on 2006 financial results.
Property
The Company’s property consists mainly of plant and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Cost includes an amount of interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be abandoned at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and the disposal is expected to occur within one year. As of year-end 2004 and 2005, the carrying value of assets held for sale was insignificant.
Goodwill and other intangible assets
The Company’s intangible assets consist primarily of goodwill and major trademarks arising from the 2001 acquisition of Keebler Foods Company (“Keebler”). Management expects the Keebler trademarks, collectively, to contribute indefinitely to the cash flows of the Company. Accordingly, this asset has been classified as an “indefinite-lived” intangible pursuant to SFAS No. 142 “Goodwill and Other

Intangible Assets.” Under this standard, goodwill and indefinite-lived intangibles are not amortized, but are tested at least annually for impairment. Goodwill impairment testing first requires a comparison between the carrying value and fair value of a “reporting unit,” which for the Company is generally equivalent to a North American product group or International country market. If carrying value exceeds fair value, goodwill is considered impaired and is reduced to the implied fair value. Impairment testing for non-amortized intangibles requires a comparison between the fair value and carrying value of the intangible asset. If carrying value exceeds fair value, the intangible is considered impaired and is reduced to fair value. The Company uses various market valuation techniques to determine the fair value of intangible assets and periodically engages third party valuation consultants for this purpose. Refer to Note 2 for further information on goodwill and other intangible assets.
Revenue recognition and measurement
The Company recognizes sales upon delivery of its products to customers net of applicable provisions for discounts, returns, and allowances. Methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance. The Company classifies promotional payments to its customers, the cost of consumer coupons, and other cash redemption offers in net sales. The cost of promotional package inserts are recorded in cost of goods sold. Other types of consumer promotional expenditures are normally recorded in selling, general, and administrative (SGA) expense.
Advertising
The costs of advertising are generally expensed as incurred and are classified within SGA.
Stock compensation
For the periods presented, the Company used the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees,” to account for its employee stock options and other stock-based compensation. Under this method, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of the grant, no compensation expense was recognized. The following table presents the pro forma results for the current and prior years, as if the Company had used the alternate fair value method of accounting for stock-based compensation, prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” (as amended by SFAS No. 148). Under this pro forma method, the fair value of each option grant (net of estimated unvested forfeitures) was estimated at the date of grant using an option pricing model and was recognized over the vesting period, generally two years. For 2003, the Company used the Black-Scholes option pricing model. For 2004 and 2005, the Company used a lattice-based or binomial model, which management believes to be a superior method for valuing the impact of different employee option exercise patterns under various economic and market conditions. This change in methodology did not have a significant impact on pro forma 2004 and 2005 results versus prior years. Refer to Note 8 for further information on the Company’s stock compensation programs.

	2005	2004	2003
(millions except per share data)

Stock-based compensation expense, net of tax:
As reported (a)	$11.8	$11.4	$12.5
Pro forma	$48.7	$41.8	$42.1
Net earnings:
As reported	$980.4	$890.6	$787.1
Pro forma	$943.5	$860.2	$757.5
Basic net earnings per share:
As reported	$2.38	$2.16	$1.93
Pro forma	$2.29	$2.09	$1.86
Diluted net earnings per share:
As reported	$2.36	$2.14	$1.92
Pro forma	$2.27	$2.07	$1.85

Weighted-average pricing	2005	2004 (a)	2003
model assumptions

Risk-free interest rate	3.81%	2.73%	1.89%
Dividend yield	2.40%	2.60%	2.70%
Volatility	22.00%	23.00%	25.75%
Average expected term (years)	3.42	3.69	3.00
Fair value of options granted	$7.35	$6.39	$4.75

(a)	As reported stock-based compensation expense for 2004 includes a pre-tax charge of $5.5 ($3.6 after tax) related to the accelerated vesting of .6 stock options pursuant to a separation agreement between the Company and its former CEO. This modification to the terms of the original awards was treated as a renewal under FASB Interpretation No. 44 “Accounting for Certain Transactions involving Stock Compensation.” Accordingly, the Company recognized in SGA the intrinsic value of the awards at the modification date. The pricing assumptions for this renewal are excluded from the table above and were: risk-free interest rate-2.32%; dividend yield-2.6%; volatility-23%; expected term-.33 years, resulting in a per-option fair value of $9.16.
In December 2004, the FASB issued SFAS No. 123(Revised) “Share-Based Payment,” which generally requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period.
The standard is effective for public companies for annual periods beginning after June 15, 2005, with several transition options regarding prospective versus retrospective application. The Company adopted SFAS No. 123(Revised) as of the beginning of its 2006 fiscal year, using the modified prospective method. Accordingly, prior years were not restated, but 2006 results are being presented as if the Company had applied the fair value method of accounting for stock-based compensation from its 1996 fiscal year. If this standard had been adopted in 2005, net earnings per share would have been reduced by approximately $.09 and management currently expects a similar impact of adoption for 2006. However, the actual impact on 2006 will, in part, depend on the particular structure of stock-based awards granted during the year and various market factors that affect the fair value of awards. The Company classifies pre-tax stock compensation expense in selling, general, and administrative expense principally within its corporate operations.
SFAS No. 123(Revised) also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings will be presented in the Statement of Cash Flows as a financing (rather than an operating) cash flow. If this standard had been adopted in 2005, operating cash flow would have been lower (and financing cash flow would have been higher) by approximately $20 million as a result of this provision. The actual impact on 2006 operating cash flow will depend, in part, on the volume of employee stock option exercises during the year and the relationship between the exercise-date market value of the underlying stock and the original grant-date fair value determined for financial reporting purposes.
Certain of the Company’s equity-based compensation plans contain provisions that accelerate vesting of awards upon retirement, disability, or death of eligible employees and directors. For the periods presented, the Company generally recognized stock compensation expense over the stated vesting period of the award, with any unamortized expense recognized immediately if an acceleration event occurred. SFAS 123(Revised) specifies that a stock-based award is vested when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, beginning in 2006, the Company has prospectively revised its expense attribution method so that the related compensation cost is recognized immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period. Management expects the impact of this change in expense attribution method will be immaterial.
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

Note 2	Acquisitions and intangibles
Acquisitions
In order to support the continued growth of its North American fruit snacks business, the Company completed two separate business acquisitions during 2005 for a total of approximately $50 million in cash, including related transaction costs. In June 2005, the Company acquired a fruit snacks manufacturing facility and related assets from Kraft Foods Inc. The facility is located in Chicago, Illinois and employs approximately 400 active hourly and salaried employees. The Company has begun to pack some of its contract-manufactured products within this facility and is planning to in-source some of this production during 2006. In November 2005, the Company acquired substantially all of the assets and certain liabilities of a Washington State-based manufacturer of natural and organic fruit snacks. Assets, liabilities, and results of the acquired businesses have been included in the Company’s consolidated financial statements since the respective dates of acquisition. As of December 31, 2005, the purchase price allocation was substantially complete with the combined total allocated to property ($22 million); goodwill and other indefinite-lived intangibles ($16 million); and inventory and other working capital ($12 million).
Goodwill and other intangible assets
During 2005, the Company reclassified $578.9 million attributable to its direct store-door (DSD) delivery system from indefinite-lived intangible assets to goodwill, net of an associated deferred tax liability of $228.5 million. Prior periods were likewise reclassified.
For 2004, the Company recorded in selling, general, and administrative (SGA) expense impairment losses of $10.4 million to write off the remaining carrying value of certain intangible assets. As presented in the following tables, the total amount consisted of $7.9 million attributable to a long-term licensing agreement in North America and $2.5 million of goodwill in Latin America.

Intangible assets subject to amortization

	Gross carrying		Accumulated
(millions)	amount		amortization

	2005	2004	2005	2004

Trademarks	$29.5	$29.5	$20.5	$19.4
Other	29.1	29.1	27.1	26.7

Total	$58.6	$58.6	$47.6	$46.1

Amortization expense (a)	2005	2004(b)

Year-to-date	$1.5	$11.0

(a)	The currently estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately $1.5 per year.

(b)	Amortization for 2004 includes impairment loss of approximately $7.9.

Intangible assets not subject to amortization

(millions)	Total carrying amount

	2005	2004

Trademarks	$1,410.2	$1,404.0
Other	17.0	25.7

Total	$1,427.2	$1,429.7

Changes in the carrying amount of goodwill

(millions)	United States	Europe	Latin America	Asia Pacific(a)	Consolidated

December 27, 2003	$3,444.2	—	$2.5	$2.1	$3,448.8
Purchase accounting adjustments	(.9)	—	—	—	(.9)
Impairments	—	—	(2.5)	—	(2.5)
Other	—	—	—	.1	.1

January 1, 2005	$3,443.3	—	—	$2.2	$3,445.5
Acquisitions	10.2	—	—	—	10.2
Other	(.3)	—	—	(.1)	(.4)

December 31, 2005	$3,453.2	—	—	$2.1	$3,455.3

(a)	Includes Australia and Asia.

Note 3	Cost-reduction initiatives
The Company undertakes cost-reduction initiatives as part of its sustainable growth model of earnings reinvestment for reliability in meeting long-term growth targets. Initiatives undertaken must meet certain pay-back and internal rate of return (IRR) targets. Each cost-reduction initiative is of relatively short duration, and normally begins to deliver cash savings and/or reduced depreciation during the first year of implementation, which is then used to fund new initiatives. To implement these programs, the Company has incurred various up-front costs, including asset write-offs, exit charges, and other project expenditures.
Cost summary
For 2005, the Company recorded total program-related charges of approximately $90 million, comprised of $16 million for a multiemployer pension plan withdrawal liability, $44 million of asset write-offs, and $30 million for severance and other cash expenditures. All of the charges were recorded in cost of goods sold within the Company’s North American operating segment.
For 2004, the Company recorded total program-related charges of approximately $109 million, comprised of $41 million in asset write-offs, $1 million for special pension termination benefits, $15 million in severance and other exit costs, and $52 million in other cash expenditures such as relocation and consulting. Approximately $46 million of the total 2004 charges were recorded in cost of goods sold, with approximately $63 million recorded in selling, general, and administrative (SGA) expense. The 2004 charges impacted the Company’s operating segments as follows (in millions): North America-$44, Europe-$65.
For 2003, the Company recorded total program-related charges of approximately $71 million, comprised of $40 million in asset write-offs, $8 million for special pension termination benefits, and $23 million in severance and other cash costs. Approximately $67 million of the total 2003 charges were recorded in cost of goods sold, with approximately $4 million recorded in SGA expense. The 2003 charges impacted the Company’s operating segments as follows (in millions): North America-$36, Europe-$21, Latin America-$8, Asia Pacific-$6.
Exit cost reserves were approximately $13 million at December 31, 2005, consisting principally of severance obligations associated with projects commenced in 2005, which are expected to be paid out in 2006. At January 1, 2005, exit cost reserves were approximately $11 million, representing severance costs that were substantially paid out in 2005.

Specific initiatives
To improve operational efficiency and better position its North American snacks business for future growth, during 2005, management undertook an initiative to consolidate U.S. bakery capacity, resulting in the closure and sale of the Company’s Des Plaines, Illinois facility in late 2005 and planned closure of its Macon, Georgia facility by mid 2006. As a result of this initiative, approximately 350 employee positions were eliminated through separation and attrition in 2005 and an additional 350 positions are expected to be eliminated in 2006. The Company incurred up-front costs of approximately $80 million in 2005 and expects to incur an additional $30 million in 2006 to complete this initiative. The total project costs are expected to include approximately $45 million in accelerated depreciation and other asset write-offs and $65 million of cash costs, including severance, removals, and a pension plan withdrawal liability. The pension plan withdrawal liability is related to trust asset under-performance in a multiemployer plan that covers the majority of the Company’s union employees in the Macon bakery and is payable over a period not to exceed 20 years. The final amount of the pension plan withdrawal liability will not be determinable until early 2008. Results for 2005 include management’s current estimate of this liability of approximately $16 million, which is subject to adjustment through early 2008 based on trust asset performance, employer contributions, employee hours attributable to the Company’s participation in this plan, and other factors.
During 2004, the Company commenced an operational improvement initiative which resulted in the consolidation of meat alternatives manufacturing at its Zanesville, Ohio facility and the closure and sale of its Worthington, Ohio facility by mid 2005. As a result of this closing, approximately 280 employee positions were eliminated through separation and attrition. The Company recognized approximately $20 million of up-front costs related to this initiative in 2004 and recorded an additional $10 million of asset write-offs and cash costs in 2005.
During 2004, the Company’s global rollout of its SAP information technology system resulted in accelerated depreciation of legacy software assets to be abandoned in 2005, as well as related consulting and other implementation expenses. Total incremental costs for 2004 were approximately $30 million. In close association with this SAP rollout, management undertook a major initiative to improve the organizational design and effectiveness of pan-European operations. Specific benefits of this initiative were expected to include improved marketing and promotional coordination across Europe, supply chain network savings, overhead cost reductions, and tax savings. To achieve these benefits, management implemented, at the beginning of 2005, a new European legal and operating structure headquartered in Ireland, with strengthened pan-European management authority and coordination. During 2004, the Company incurred various up-front costs, including relocation, severance, and consulting, of approximately $30 million. Additional relocation and other costs to complete this business transformation during the next several years are expected to be insignificant.
In order to integrate it with the rest of our U.S. operations, during 2004, the Company completed the relocation of its U.S. snacks business unit from Elmhurst, Illinois (the former headquarters of Keebler Foods Company) to Battle Creek, Michigan. About one-third of the approximately 300 employees affected by this initiative accepted relocation or reassignment offers. The recruiting effort to fill the remaining open positions was substantially completed by year-end 2004. Attributable to this initiative, the Company incurred approximately $15 million in relocation, recruiting, and severance costs during 2004. Subject to achieving certain employment levels and other regulatory requirements, management expects to defray a significant portion of these up-front costs through various multi-year tax incentives, which began in 2005. The Elmhurst office building was sold in late 2004, and the net sales proceeds approximated carrying value.
During 2003, the Company implemented a wholesome snack plant consolidation in Australia, which involved the exit of a leased facility and separation of approximately 140 employees. The Company incurred approximately $6 million in exit costs and asset write-offs during 2003 related to this initiative.
Also in 2003, the Company undertook a manufacturing capacity rationalization in the Mercosur region of Latin America, which involved the closure of an owned facility in Argentina and separation of approximately 85 plant and administrative employees during 2003. The Company recorded an impairment loss of approximately $6 million to reduce the carrying value of the manufacturing facility to estimated fair value, and incurred approximately $2 million of severance and closure costs during 2003 to complete this initiative. In 2004, the Company began importing its products for sale in Argentina from other Latin America facilities.
In Great Britain, management initiated changes in plant crewing to better match the work pattern to the demand cycle, which resulted in voluntary workforce reductions of approximately 130 hourly and salaried employee positions. During 2003, the Company incurred approximately $18 million in separation benefit costs related to this initiative.

Note 4	Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income (expense) for 2005 includes charges of $16 million for contributions to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, and a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. The carrying value of all held-for-sale assets at December 31, 2005, was insignificant.
Other income (expense), net for 2004 includes charges of approximately $9 million for contributions to the Kellogg’s Corporate Citizenship Fund. Other income (expense), net for 2003 includes credits of approximately $17 million related to favorable legal settlements, a charge of $8 million for a contribution to the Kellogg’s Corporate Citizenship Fund, and a charge of $6.5 million to recognize the impairment of a cost-basis investment in an e-commerce business venture.

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

		Average
		shares
(millions, except per share data)	Earnings	outstanding	Per share

2005
Basic	$980.4	412.0	$2.38
Dilutive potential common shares	—	3.6	(.02)

Diluted	$980.4	415.6	$2.36

2004
Basic	$890.6	412.0	$2.16
Dilutive potential common shares	—	4.4	(.02)

Diluted	$890.6	416.4	$2.14

2003
Basic	$787.1	407.9	$1.93
Dilutive potential common shares	—	2.6	(.01)

Diluted	$787.1	410.5	$1.92

Comprehensive Income
Comprehensive income includes all changes in equity during a period except those resulting from investments by or distributions to shareholders. Comprehensive income for the periods presented consists of net earnings, minimum pension liability adjustments (refer to Note 9), unrealized gains and losses on cash flow hedges pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation” as follows:

	Pretax	Tax (expense)	After-tax
(millions)	amount	benefit	amount

2005

Net earnings			$980.4
Other comprehensive income:
Foreign currency translation adjustments	$(85.2)	$—	(85.2)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(3.7)	1.6	(2.1)
Reclassification to net earnings	26.4	(9.9)	16.5
Minimum pension liability adjustments	(102.7)	37.3	(65.4)

	$(165.2)	$29.0	(136.2)

Total comprehensive income			$844.2

2004

Net earnings			$890.6
Other comprehensive income:
Foreign currency translation adjustments	$71.7	$—	71.7
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(10.2)	3.1	(7.1)
Reclassification to net earnings	19.3	(6.9)	12.4
Minimum pension liability adjustments	308.9	(96.6)	212.3

	$389.7	$(100.4)	289.3

Total comprehensive income			$1,179.9

	Pretax	Tax (expense)	After-tax
(millions)	amount	benefit	amount

2003

Net earnings			$787.1
Other comprehensive income:
Foreign currency translation adjustments	$81.6	$—	81.6
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(18.7)	6.6	(12.1)
Reclassification to net earnings	10.3	(3.8)	6.5
Minimum pension liability adjustments	75.7	(27.5)	48.2

	$148.9	$(24.7)	124.2

Total comprehensive income			$911.3

Accumulated other comprehensive income (loss) at year end consisted of the following:

(millions)	2005	2004

Foreign currency translation adjustments	$(419.5)	$(334.3)
Cash flow hedges — unrealized net loss	(32.2)	(46.6)
Minimum pension liability adjustments	(124.4)	(59.0)

Total accumulated other comprehensive income (loss)	$(576.1)	$(439.9)

Note 6	Leases and other commitments
The Company’s leases are generally for equipment and warehouse space. Rent expense on all operating leases was $115.1 million in 2005, $107.4 million in 2004, and $107.9 million in 2003. Additionally, the Company is subject to a residual value guarantee on one operating lease of approximately $13 million. At December 31, 2005, the Company had not recorded any liability related to this residual value guarantee. During 2005, the Company entered into approximately $3 million in capital lease agreements to finance the purchase of equipment. Similar transactions in 2004 and 2003 were insignificant.
At December 31, 2005, future minimum annual lease commitments under noncancelable capital and operating leases were as follows:

	Operating	Capital
(millions)	leases	leases

2006	$102.3	$1.9
2007	85.6	1.4
2008	63.7	.5
2009	47.5	.5
2010	43.3	.2
2011 and beyond	116.7	.1

Total minimum payments	$459.1	$4.6
Amount representing interest		(.3)

Obligations under capital leases		4.3
Obligations due within one year		(1.9)

Long-term obligations under capital leases		$2.4

One of the Company’s subsidiaries is guarantor on loans to independent contractors for the purchase of DSD route franchises. At year-end 2005, there were total loans outstanding of $16.4 million to 517 franchisees. All loans are variable rate with a term of 10 years. Related to this arrangement, the Company has established with a financial institution a one-year renewable loan facility up to $17.0 million with a five-year term-out and servicing arrangement. The Company has the right to revoke and resell the route franchises in the event of default or any other breach of contract by franchisees. Revocations are infrequent. The Company’s maximum potential future payments under these guarantees are limited to the outstanding loan principal balance plus unpaid interest. The fair value of these guarantees is recorded in the Consolidated Balance Sheet and is currently estimated to be insignificant.
The Company has provided various standard indemnifications in agreements to sell business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At December 31, 2005, the Company had not recorded any liability related to these indemnifications.

Note 7	Debt
Notes payable at year end consisted of commercial paper borrowings in the United States and Canada, and to a lesser extent, bank loans of foreign subsidiaries at competitive market rates, as follows:

(dollars in millions)	2005		2004

		Effective		Effective
	Principal	interest	Principal	interest
	amount	rate	amount	rate

U.S. commercial paper	$797.3	4.4%	$690.2	2.5%
Canadian commercial paper	260.4	3.4%	12.1	2.7%
Other	53.4		48.3

	$1,111.1		$750.6

Long-term debt at year end consisted primarily of issuances of fixed rate U.S. Dollar and floating rate Euro Notes, as follows:

(millions)	2005	2004

(a) 4.875% U.S. Dollar Notes due 2005	$—	$199.8
(b) 6.0% U.S. Dollar Notes due 2006	—	722.2
(b) 6.6% U.S. Dollar Notes due 2011	1,495.4	1,494.5
(b) 7.45% U.S. Dollar Debentures due 2031	1,087.3	1,086.8
(c) 4.49% U.S. Dollar Notes due 2006	75.0	150.0
(d) 2.875% U.S. Dollar Notes due 2008	464.6	499.9
(e) Guaranteed Floating Rate Euro Notes due 2007	650.6	—
Other	13.3	18.0

	3,786.2	4,171.2
Less current maturities	(83.6)	(278.6)

Balance at year end	$3,702.6	$3,892.6

(a)	In October 1998, the Company issued $200 of seven-year 4.875% fixed rate U.S. Dollar Notes to replace maturing long-term debt. In conjunction with this issuance, the Company settled $200 notional amount of interest rate forward swap agreements, which, when combined with original issue discount, effectively fixed the interest rate on the debt at 6.07%. These Notes were repaid in October 2005.

(b)	In March 2001, the Company issued $4,600 of long-term debt instruments, primarily to finance the acquisition of Keebler Foods Company. The table above reflects the remaining principal amounts outstanding as of year-end 2005 and 2004. The effective interest rates on these Notes, reflecting issuance discount and swap settlement, were as follows: due 2006-6.39%; due 2011-7.08%; due 2031-7.62%. Initially, these instruments were privately placed, or sold outside the United States, in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “1933 Act”). The Company then exchanged new debt securities for these initial debt instruments, with the new debt securities being substantially identical in all respects to the initial debt instruments, except for being registered under the 1933 Act. These debt securities contain standard events of default and covenants. The Notes due 2006 and 2011, and the Debentures due 2031 may be redeemed in whole or part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date). In December 2003 and 2004, the Company redeemed $172.9 and $103.7, respectively, of the Notes due 2006. In July 2005, the Company redeemed $723.4, representing the remaining principal balance of the Notes due 2006.

(c)	In November 2001, a subsidiary of the Company issued $375 of five-year 4.49% fixed rate U.S. Dollar Notes to replace other maturing debt. These Notes are guaranteed by the Company and mature $75 per year over the five-year term. These Notes, which were privately placed, contain standard warranties, events of default, and covenants. They also require the maintenance of a specified consolidated interest expense coverage ratio, and limit capital lease obligations and subsidiary debt. In conjunction with this issuance, the subsidiary of the Company entered into a $375 notional US$/ Pound Sterling currency swap, which effectively converted this debt into a 5.302% fixed rate Pound Sterling obligation for the duration of the five-year term.

(d)	In June 2003, the Company issued $500 of five-year 2.875% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to replace maturing long-term debt. These Notes were issued under an existing shelf registration statement. In conjunction with this issuance, the Company settled $250 notional amount of forward interest rate contracts for a loss of $11.8, which is being amortized to interest expense over the term of the debt. Taking into account this amortization and issuance discount, the effective interest rate on these five-year Notes is 3.35%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. In December 2005, the Company redeemed $35.4 of these Notes.

(e)	In November 2005, a subsidiary of the Company issued Euro 550 of Guaranteed Floating Rate Notes (the “Euro Notes”) due May 2007. The Euro Notes were issued and sold in transactions outside of the United States in reliance on Regulation S of the Securities Act of 1933, as amended. The Euro Notes are guaranteed by the Company and generally bear interest at a rate of 0.12% per annum above three-month EURIBOR for each quarterly interest period. The Euro Notes may be redeemed in whole or in part at par on interest payment dates or upon the occurrence of certain events in 2006 and 2007. The Euro Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions.
At December 31, 2005, the Company had $2.1 billion of short-term lines of credit, virtually all of which were unused and available for borrowing on an unsecured basis. These lines were comprised principally of an unsecured Five-Year Credit Agreement, expiring November 2009. The agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, to obtain letters of credit in an aggregate amount up to $75 million, and to provide a procedure for the lenders to bid on short-term debt of the Company. The Credit Agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens, sale and leaseback transactions, and a specified interest expense coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the new credit facility, accelerate any outstanding loans, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest.
Scheduled principal repayments on long-term debt are (in millions): 2006-$83.6; 2007-$652.5; 2008-$465.5; 2009-$0.8; 2010-$0.8; 2011 and beyond-$2,600.4.
Interest paid was (in millions): 2005-$295; 2004-$333; 2003-$372. Interest expense capitalized as part of the construction cost of fixed assets was (in millions): 2005-$1.2; 2004-$0.9; 2003-$0.

Note 8	Stock compensation
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives are administered through several plans, as described within this Note.
The 2003 Long-Term Incentive Plan (“2003 Plan”), approved by shareholders in 2003, permits benefits to be awarded to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2003 Plan authorizes the issuance of a total of (a) 25 million shares plus (b) shares not issued under the 2001 Long-Term Incentive Plan, with no more than 5 million shares to be issued in satisfaction of performance units, performance-based restricted shares and other awards (excluding stock options and stock appreciation rights), and with additional annual limitations on awards or payments to individual participants. Options granted under the 2003 Plan generally vest over two years, subject to earlier vesting upon retirement, death, or disability of the grantee or if a change of control occurs. Restricted stock and performance share grants under the 2003 Plan generally vest in three years, subject to earlier vesting and payment if a change in control occurs.
The Non-Employee Director Stock Plan (“Director Plan”) was approved by shareholders in 2000 and allows each eligible non-employee director to receive 1,700 shares of the Company’s common stock annually and annual grants of options to purchase 5,000 shares of the Company’s common stock. Shares other than options are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the “Grantor Trust”). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board. Under this plan, awards were as follows: 2005-55,000 options and 17,000 shares; 2004-55,000 options and 18,700 shares; 2003-55,000 options and 18,700 shares.
Options under all plans previously described are granted with exercise prices equal to the fair market value of the Company’s common stock at the time of the grant and have a term of no more than ten years, if they are incentive stock options, or no more than ten years and one day, if they are non-qualified stock options. These plans permit stock option grants to contain an accelerated ownership feature (“AOF”). An AOF option is generally granted when Company stock is used to pay the exercise price of a stock option or any taxes owed. The holder of the option is generally granted an AOF option for the number of shares so used with the exercise price equal to the then fair market value of the Company’s stock. For all AOF options, the original expiration date is not changed but the options vest immediately. Subsequent to 2003, the terms of options granted to employees and directors have not contained an AOF feature.
In addition to employee stock option grants presented in the tables on page 36, under its long-term incentive plans, the Company granted restricted stock and restricted stock units to eligible employees as follows (approximate number of shares): 2005-141,000 2004-140,000; 2003-209,000. Restrictions with respect to sale or transferability generally lapse after three years and the grantee is normally entitled to receive shareholder dividends during the vesting period. During the periods presented, the Company recognized associated compensation expense, including amortization of similar pre-2003 grants, over the vesting period based on the grant-date market price of the underlying shares.
Additionally, the Company granted performance units in 2003 and performance shares in 2005 to a limited number of senior executive-level employees, which entitled these employees to receive shares of the Company’s common stock on the vesting date, provided cumulative three-year financial performance targets were met. The 2003 grant represented the right to receive a fixed dollar equivalent in common stock, valued on the vesting date, provided a target gross margin level was achieved. The 2003 award was modified in February 2006 to permit cash settlement under certain circumstances. The 2003 award was earned at 74% of target and vested in February 2006 for a total dollar equivalent of $2.9 million. The 2005 grant represents the right to receive a specified number of shares provided a target net sales growth level is achieved. Based on the market price of the Company’s common stock at year-end 2005, the maximum future value that could be awarded on the vesting date in 2007 is approximately $23.6 million. During the periods presented, the Company recognized associated compensation expense, including amortization of similar pre-2003 grants, over the performance period based on the expected dollar value to be awarded on the vesting date. For the years 2003-2005, stock-based compensation expense, as reported, is presented in Note 1 and consisted principally of amounts recognized for executive performance plans.
The 2002 Employee Stock Purchase Plan was approved by shareholders in 2002 and permits eligible employees to purchase Company stock at a discounted price. This plan allows for a maximum of 2.5 million shares of Company stock to be issued at a purchase price equal to the lesser of 85% of the fair market value of the stock on the first or last day of the quarterly purchase period. Total purchases through this plan for any employee are limited to a fair market value of $25,000 during any calendar year. Shares were purchased by employees under this plan as follows (approximate number of shares): 2005-218,000; 2004-214,000; 2003-248,000. Additionally, during 2002, a foreign subsidiary of the Company established a stock purchase plan for its employees. Subject to limitations, employee contributions to this plan are matched 1:1 by the Company. Under this plan, shares were granted by the Company to match an approximately equal number of shares purchased by employees as follows (approximate number of shares): 2005-80,000; 2004-82,000; 2003-94,000.
The Executive Stock Purchase Plan was established in 2002 to encourage and enable certain eligible employees of the Company to acquire Company stock, and to align more closely the interests of those individuals and the Company’s shareholders. This plan allows for a maximum of 500,000 shares of Company stock to be issued. Under this plan, shares were granted by the Company to executives in lieu of cash bonuses as follows (approximate number of shares): 2005-2,000; 2004-8,000; 2003-11,000.

Transactions under these plans are presented in the tables below. Refer to Note 1 for information on the Company’s method of accounting for these plans.

(millions, except per share data)	2005	2004	2003

Under option, beginning of year	32.5	37.0	38.2
Granted	8.3	9.7	7.5
Exercised	(10.9)	(12.9)	(6.0)
Cancelled	(1.1)	(1.3)	(2.7)

Under option, end of year	28.8	32.5	37.0

Exercisable, end of year	21.3	22.8	24.4

Average prices per share Under option, beginning of year	$35	$33	$33
Granted	44	40	31
Exercised	34	32	28
Cancelled	41	41	35

Under option, end of year	$38	$35	$33

Exercisable, end of year	$37	$35	$34

Shares available, end of year, for stock-based awards that may be granted under the following plans:
Kellogg Employee Stock Ownership Plan	—	1.4	1.3
2000 Non-Employee Director Stock Plan	.5	.5	.6
2002 Employee Stock Purchase Plan	1.7	1.9	2.1
Executive Stock Purchase Plan	.5	.5	.5
2003 Long-Term Incentive Plan (a)	20.1	24.7	30.5

Total	22.8	29.0	35.0

(a)	Refer to description of Plan within this note for restrictions on availability.
Employee stock options outstanding and exercisable under these plans as of December 31, 2005, were:

(millions, except per share data)
	Outstanding			Exercisable

			Weighted
		Weighted	average		Weighted
Range of		average	remaining		average
exercise	Number	exercise	contractual	Number	exercise
prices	of options	price	life (yrs.)	of options	price

$24 - 33	6.0	$28	5.1	5.8	$28
34 - 38	5.4	35	4.7	5.4	35
39 - 43	6.5	39	7.2	3.9	40
44 - 51	10.9	44	6.3	6.2	45

	28.8			21.3

Note 9	Pension benefits
The Company sponsors a number of U.S. and foreign pension plans to provide retirement benefits for its employees. The majority of these plans are funded or unfunded defined benefit plans, although the Company does participate in a few multiemployer or other defined contribution plans for certain employee groups. Defined benefits for salaried employees are generally based on salary and years of service, while union employee benefits are generally a negotiated amount for each year of service. The Company uses its fiscal year end as the measurement date for the majority of its plans.
Obligations and funded status
The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables. For 2005, the impact of amendments on the projected benefit obligation is principally related to incremental benefits under an agreement between the Company and the major union representing the hourly employees at the Company’s U.S. cereal plants, which covers the four-year period ending October 2009.

(millions)	2005	2004

Change in projected benefit obligation
Beginning of year	$2,972.9	$2,640.9
Service cost	80.3	76.0
Interest cost	160.1	157.3
Plan participants’ contributions	2.5	2.8
Amendments	42.2	23.0
Actuarial loss	114.3	144.2
Benefits paid	(144.0)	(155.0)
Foreign currency adjustments	(84.6)	68.8
Curtailment and special termination benefits	1.3	8.7
Other	.1	6.2

End of year	$3,145.1	$2,972.9

Change in plan assets
Fair value beginning of year	$2,685.9	$2,319.2
Actual return on plan assets	277.9	319.1
Employer contributions	156.4	139.6
Plan participants’ contributions	2.5	2.8
Benefits paid	(132.3)	(149.3)
Foreign currency adjustments	(67.9)	53.0
Other	.1	1.5

Fair value end of year	$2,922.6	$2,685.9

Funded status	$(222.5)	$(287.0)
Unrecognized net loss	826.3	868.4
Unrecognized transition amount	1.9	2.4
Unrecognized prior service cost	100.1	70.0

Prepaid pension	$705.8	$653.8

Amounts recognized in the Consolidated Balance Sheet consist of
Prepaid benefit cost	$683.3	$730.9
Accrued benefit liability	(185.8)	(190.5)
Intangible asset	17.0	24.7
Other comprehensive income — minimum pension liability	191.3	88.7

Net amount recognized	$705.8	$653.8

The accumulated benefit obligation for all defined benefit pension plans was $2.87 billion and $2.70 billion at December, 31 2005 and January 1, 2005, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2005	2004

Projected benefit obligation	$1,621.4	$411.2
Accumulated benefit obligation	1,473.7	350.2
Fair value of plan assets	1,289.1	160.5

The significant increase in accumulated benefit obligations in excess of plan assets for 2005 is related to unfavorable movement in one of the major U.S. pension plans, partially offset by favorable movements in several international plans.
At December 31, 2005, a cumulative after-tax charge of $124.4 million ($191.3 million pretax) has been recorded in other comprehensive income to recognize the additional minimum pension liability in excess of unrecognized prior service cost. Refer to Note 5 for further information on the changes in minimum liability included in other comprehensive income for each of the periods presented.
Expense
The components of pension expense are presented in the following table. Pension expense for defined contribution plans relates principally to multi-employer plans in which the Company participates on behalf of certain unionized workforces in the United States. The amount for 2005 includes a charge of approximately $16 million for the Company’s current estimate of a multiemployer plan withdrawal liability, which is further described in Note 3.

(millions)	2005	2004	2003

Service cost	$80.3	$76.0	$67.5
Interest cost	160.1	157.3	151.1
Expected return on plan assets	(229.0)	(238.1)	(224.3)
Amortization of unrecognized transition obligation	.3	.2	.1
Amortization of unrecognized prior service cost	10.0	8.2	7.3
Recognized net loss	64.5	54.1	28.6
Other Adjustments	(.1)	—	—
Curtailment and special termination benefits — net loss	1.6	12.2	8.1

Pension expense:
Defined benefit plans	87.7	69.9	38.4
Defined contribution plans	31.9	14.4	14.3

Total	$119.6	$84.3	$52.7

Certain of the Company’s subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2005-$30; 2004-$26; 2003-$26. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the table above.
All gains and losses, other than those related to curtailment or special termination benefits, are recognized over the average remaining service period of active plan participants. Net losses from special termination benefits and curtailment recognized in 2004 are related primarily to special termination benefits granted to the Company’s former CEO and other former executive officers pursuant to separation agreements, and to a lesser extent, liquidation of the Company’s pension fund in South Africa and continuing plant workforce reductions in Great Britain. Net losses from special termination benefits recognized in 2003 are related primarily to a plant workforce reduction in Great Britain. Refer to Note 3 for further information on this initiative.
Assumptions
The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2005	2004	2003

Discount rate	5.4%	5.7%	5.9%
Long-term rate of compensation increase	4.4%	4.3%	4.3%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2005	2004	2003

Discount rate	5.7%	5.9%	6.6%
Long-term rate of compensation increase	4.3%	4.3%	4.7%
Long-term rate of return on plan assets	8.9%	9.3%	9.3%

To determine the overall expected long-term rate of return on plan assets, the Company works with third party financial consultants to model expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 70% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.8% and an active management premium of 1% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Although management reviews the Company’s expected long-term rates of return annually, the benefit trust investment performance for one particular year does not, by itself, significantly influence this evaluation. The expected rates of return are generally not revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by the Company’s modeling process. The expected rate of return for 2005 of 8.9% equated to approximately the 50th percentile expectation. Any future variance between the expected and actual rates of return on plan assets is recognized in the calculated value of plan assets over a five-year period and once recognized, experience gains and losses are amortized using a declining-balance method over the average remaining service period of active plan participants.
Plan assets
The Company’s year-end pension plan weighted-average asset allocations by asset category were:

	2005	2004

Equity securities	73%	76%
Debt securities	24%	23%
Other	3%	1%

Total	100%	100%

The Company’s investment strategy for its major defined benefit plans is to maintain a diversified portfolio of asset classes with the primary goal of meeting long-term cash requirements as they become due. Assets are invested in a prudent manner to maintain the security of funds while maximizing returns within the Company’s guidelines. The current weighted-average target asset allocation reflected by this strategy is: equity securities-74%; debt securities-24%; other-2%. Investment in Company common stock represented 1.5% of consolidated plan assets at December 31, 2005 and January 1, 2005. Plan funding strategies are influenced by tax regulations. The Company currently expects to contribute approximately $39 million to its defined benefit pension plans during 2006.
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2006-$147; 2007-$150; 2008-$154; 2009-$159; 2010-$166; 2011-2015-$943.

Note 10	Nonpension postretirement and postemployment benefits
Postretirement
The Company sponsors a number of plans to provide health care and other welfare benefits to retired employees in the United States and Canada, who have met certain age and service requirements. The majority of these plans are funded or unfunded defined benefit plans, although the Company does participate in a few multiemployer or other defined contribution plans for certain employee groups. The Company contributes to voluntary employee benefit association (VEBA) trusts to fund certain U.S. retiree health and welfare benefit obligations. The Company uses its fiscal year end as the measurement date for these plans.
Obligations and funded status
The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status was:

(millions)	2005	2004

Change in accumulated benefit obligation
Beginning of year	$1,046.7	$1,006.6
Service cost	14.5	12.1
Interest cost	58.3	55.6
Actuarial loss	164.6	24.3
Benefits paid	(60.4)	(53.9)
Foreign currency adjustments	1.2	2.0

End of year	$1,224.9	$1,046.7

Change in plan assets
Fair value beginning of year	$468.4	$402.2
Actual return on plan assets	32.5	54.4
Employer contributions	240.9	64.4
Benefits paid	(59.1)	(52.6)

Fair value end of year	$682.7	$468.4

Funded status	$(542.2)	$(578.3)
Unrecognized net loss	446.0	291.2
Unrecognized prior service cost	(26.3)	(29.2)

Accrued postretirement benefit cost recognized as a liability	$(122.5)	$(316.3)

Expense
Components of postretirement benefit expense were:

(millions)	2005	2004	2003

Service cost	$14.5	$12.1	$12.5
Interest cost	58.3	55.6	60.4
Expected return on plan assets	(42.1)	(39.8)	(32.8)
Amortization of unrecognized prior service cost	(2.9)	(2.9)	(2.5)
Recognized net losses	19.8	14.8	12.3

Postretirement benefit expense:
Defined benefit plans	47.6	39.8	49.9
Defined contribution plans	1.3	1.8	1.3

Total	$48.9	$41.6	$51.2

All gains and losses, other than those related to curtailment or special termination benefits, are recognized over the average remaining service period of active plan participants.
Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations were:

	2005	2004	2003

Discount rate	5.5%	5.8%	6.0%

The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2005	2004	2003

Discount rate	5.8%	6.0%	6.9%
Long-term rate of return on plan assets	8.9%	9.3%	9.3%

The Company determines the overall expected long-term rate of return on VEBA trust assets in the same manner as that described for pension trusts in Note 9.
The assumed health care cost trend rate is 10.5% for 2006, decreasing gradually to 4.75% by the year 2012 and remaining at that level thereafter. These trend rates reflect the Company’s recent historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage	One percentage
(millions)	point increase	point decrease

Effect on total of service and interest cost components	$8.1	$(7.7)
Effect on postretirement benefit obligation	$143.0	$(118.4)

Plan assets
The Company’s year-end VEBA trust weighted-average asset allocations by asset category were:

	2005	2004

Equity securities	78%	77%
Debt securities	22%	23%

Total	100%	100%

The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 9. The current target asset allocation is 74% equity securities, 25% debt securities and 1% other. The Company currently expects to contribute approximately $20 million to its VEBA trusts during 2006.
Postemployment
Under certain conditions, the Company provides benefits to former or inactive employees in the United States and several foreign locations, including salary continuance, severance, and long-term disability. The Company recognizes an obligation for any of these benefits that vest or accumulate with service. Postemployment benefits that do not vest or accumulate with service (such as severance based solely on annual pay rather than years of service) or costs arising from actions that offer benefits to employees in excess of those specified in the respective plans are charged to expense when incurred. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension benefits on page 37. The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2005	2004

Change in accumulated benefit obligation
Beginning of year	$37.9	$35.0
Service cost	4.5	3.5
Interest cost	2.0	1.9
Actuarial loss	7.4	7.8
Benefits paid	(9.0)	(10.8)
Foreign currency adjustments	(.6)	.5

End of year	$42.2	$37.9

Funded status	$(42.2)	$(37.9)
Unrecognized net loss	19.1	15.1

Accrued postemployment benefit cost recognized as a liability	$(23.1)	$(22.8)

Components of postemployment benefit expense were:

(millions)	2005	2004	2003

Service cost	$4.5	$3.5	$3.0
Interest cost	2.0	1.9	2.0
Recognized net losses	3.5	4.5	3.0

Postemployment benefit expense	$10.0	$9.9	$8.0

Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment

2006	$67.1	$9.5
2007	71.3	9.3
2008	75.0	8.6
2009	78.3	8.3
2010	81.2	8.4
2011-2015	429.4	42.8

Note 11	Income taxes
Earnings before income taxes and the provision for U.S. federal, state, and foreign taxes on these earnings were:

(millions)	2005	2004	2003

Earnings before income taxes
United States	$971.4	$952.0	$799.9
Foreign	453.7	413.9	369.6

	$1,425.1	$1,365.9	$1,169.5

Income taxes
Currently payable
Federal	$376.8	$249.8	$141.9
State	26.4	30.0	40.5
Foreign	100.7	137.8	125.2

	503.9	417.6	307.6

Deferred
Federal	(69.6)	51.5	91.7
State	.6	5.3	(8.6)
Foreign	9.8	.9	(8.3)

	(59.2)	57.7	74.8

Total income taxes	$444.7	$475.3	$382.4

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2005	2004	2003

U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign rates varying from 35%	-3.8	-.5	-.9
State income taxes, net of federal benefit	1.2	1.7	1.8
Foreign earnings repatriation	—	2.1	—
Net change in valuation allowances	-.2	-1.5	-.1
Statutory rate changes, deferred tax impact	—	.1	-.1
Other	-1.0	-2.1	-3.0

Effective income tax rate	31.2%	34.8%	32.7%

The consolidated effective income tax rate for 2005 was approximately 31%, which was below both the 2004 rate of nearly 35% and the 2003 rate of less than 33%. As compared to the prior-period rates, the 2005 consolidated effective income tax rate benefited primarily from the 2004 reorganization of the Company’s European operations (refer to Note 3 for further information) and to a lesser extent, the U.S. tax legislation that allows a phased-in deduction from taxable income equal to a stipulated percentage of qualified production income (“QPI”), beginning in 2005.
During 2005, the Company elected to repatriate approximately $1.1 billion of dividends from foreign subsidiaries which qualified for the temporary dividends-received-deduction available under the American Jobs Creation Act. The associated net tax cost of approximately $40 million was provided for in 2004, partially offset by related foreign tax credits of approximately $12 million. At December 31, 2005, remaining foreign subsidiary earnings of approximately $700 million were considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on these earnings.
Generally, the changes in valuation allowances on deferred tax assets and corresponding impacts on the effective income tax rate result from management’s assessment of the Company’s ability to utilize certain operating loss and tax credit carryforwards prior to expiration. For 2004, the 1.5 percent rate reduction presented in the preceding table primarily reflects reversal of a valuation allowance against U.S. foreign tax credits, which were utilized in conjunction with the aforementioned 2005 foreign earnings repatriation. Total tax benefits of carryforwards at year-end 2005 and 2004 were approximately $23 million and $57 million, respectively. Of the total carryforwards at year-end 2005, less than $2 million expire in 2006 with the remainder principally expiring after five years. After valuation allowance, the carrying value of carryforward tax benefits at year-end 2005 was only $3 million.
Income tax benefits realized from stock option exercises for which no compensation expense is recognized under the intrinsic value method (refer to Note 1) are recorded in Capital in excess of par value within the Consolidated Balance Sheet. Such benefits were approximately (in millions): 2005 — $39; 2004 — $37; 2003 — $12.
The deferred tax assets and liabilities included in the balance sheet at year end are presented in the following table. During 2005, the Company reclassified $578.9 million attributable to its direct store-door (DSD) delivery system from indefinite-lived intangibles to goodwill and accordingly reduced noncurrent deferred tax liabilities by $228.5 million. Prior periods were likewise reclassified.

	Deferred tax assets		Deferred tax liabilities

(millions)	2005	2004	2005	2004

Current:
U.S. state income taxes	$12.1	$6.8	$—	$—
Advertising and promotion-related	18.6	18.5	8.8	8.4
Wages and payroll taxes	28.8	29.9	—	—
Inventory valuation	25.5	20.2	6.3	6.9
Employee benefits	32.0	34.9	—	—
Operating loss and credit carryforwards	7.0	34.6	—	—
Hedging transactions	17.5	26.4	.1	—
Depreciation and asset disposals	.1	—	—	—
Foreign earnings repatriation	—	—	—	40.5
Deferred intercompany revenue	76.3	—	—	—
Other	22.6	8.8	22.0	13.6

	240.5	180.1	37.2	69.4
Less valuation allowance	(3.2)	(3.8)	—	—

	$237.3	$176.3	$37.2	$69.4

	Deferred tax assets		Deferred tax liabilities

(millions)	2005	2004	2005	2004

Noncurrent:
U.S. state income taxes	$—	$—	$54.4	$48.6
Employee benefits	20.4	21.6	129.7	111.6
Operating loss and credit carryforwards	15.5	22.4	—	—
Hedging transactions	1.7	1.3	—	—
Depreciation and asset disposals	12.7	14.8	340.8	376.9
Capitalized interest	5.1	5.8	12.7	15.5
Trademarks and other intangibles	.1	.1	472.4	461.6
Deferred compensation	34.9	37.5	—	—
Other	15.3	1.4	2.1	9.8

	105.7	104.9	1,012.1	1,024.0
Less valuation allowance	(16.2)	(18.5)	—	—

	89.5	86.4	1,012.1	1,024.0

Total deferred taxes	$326.8	$262.7	$1,049.3	$1,093.4

The change in valuation allowance against deferred tax assets was:

(millions)	2005	2004	2003

Balance at beginning of year	$22.3	$36.8	$34.7
Additions charged to income tax expense	.2	13.3	2.6
Reductions credited to income tax expense	(3.2)	(28.9)	(4.1)
Currency translation adjustments	.1	1.1	3.6

Balance at end of year	$19.4	$22.3	$36.8

Cash paid for income taxes was (in millions): 2005-$425; 2004-$421; 2003-$289.

Note 12	Financial instruments and credit risk concentration
The fair values of the Company’s financial instruments are based on carrying value in the case of short-term items, quoted market prices for derivatives and investments, and, in the case of long-term debt, incremental borrowing rates currently available on loans with similar terms and maturities. The carrying amounts of the Company’s cash, cash equivalents, receivables, and notes payable approximate fair value. The fair value of the Company’s long-term debt at December 31, 2005, exceeded its carrying value by approximately $357 million.
The Company is exposed to certain market risks which exist as a part of its ongoing business operations and uses derivative financial and commodity instruments, where appropriate, to manage these risks. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. In accordance with SFAS No. 133, the Company designates derivatives as either cash flow hedges, fair value hedges, net investment hedges, or other contracts used to reduce volatility in the translation of foreign currency earnings to U.S. Dollars. The fair values of all hedges are recorded in accounts receivable or other current liabilities. Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in other income (expense), net. Within the Consolidated Statement of Cash Flows, settlements of cash flow and fair value hedges are classified as an operating activity; settlements of all other derivatives are classified as a financing activity.
Cash flow hedges
Qualifying derivatives are accounted for as cash flow hedges when the hedged item is a forecasted transaction. Gains and losses on these instruments are recorded in other comprehensive income until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income to the Statement of Earnings on the same line item as the underlying transaction. For all cash flow hedges, gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were insignificant during the periods presented.
The total net loss attributable to cash flow hedges recorded in accumulated other comprehensive income at December 31, 2005, was $32.2 million, related primarily to forward interest rate contracts settled during 2001 and 2003 in conjunction with fixed-rate long-term debt issuances. This loss will be reclassified into interest expense over the next 3-26 years. Other insignificant amounts related to foreign currency and commodity price cash flow hedges will be reclassified into earnings during the next 18 months.
Fair value hedges
Qualifying derivatives are accounted for as fair value hedges when the hedged item is a recognized asset, liability, or firm commitment. Gains and losses on these instruments are recorded in earnings, offsetting gains and losses on the hedged item. For all fair value hedges, gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were insignificant during the periods presented.
Net investment hedges
Qualifying derivative and nonderivative financial instruments are accounted for as net investment hedges when the hedged item is a foreign currency investment in a subsidiary. Gains and losses on these instruments are recorded as a foreign currency translation adjustment in other comprehensive income.

Other contracts
The Company also enters into foreign currency forward contracts and options to reduce volatility in the translation of foreign currency earnings to U.S. Dollars. Gains and losses on these instruments are recorded in other income (expense), net, generally reducing the exposure to translation volatility during a full-year period.
Foreign exchange risk
The Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany transactions, and nonfunctional currency denominated third party debt. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. The Company assesses foreign currency risk based on transactional cash flows and translational positions and enters into forward contracts, options, and currency swaps to reduce fluctuations in net long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements are established in conjunction with the term of underlying debt issues.
For foreign currency cash flow and fair value hedges, the assessment of effectiveness is generally based on changes in spot rates. Changes in time value are reported in other income (expense), net.
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
Price risk
The Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. The Company uses the combination of long cash positions with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted purchases over a duration of generally less than 18 months.
Commodity contracts are accounted for as cash flow hedges. The assessment of effectiveness is based on changes in futures prices.
Credit risk concentration
The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative financial and commodity contracts. This credit loss is limited to the cost of replacing these contracts at current market rates. Management believes the probability of such loss is remote.
Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash, cash equivalents, and accounts receivable. The Company places its investments in highly rated financial institutions and investment-grade short-term debt instruments, and limits the amount of credit exposure to any one entity. Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts comprising approximately 22% of consolidated accounts receivable at December 31, 2005.

Note 13	Quarterly financial data (unaudited)

	Net sales		Gross profit

(millions, except per share data)	2005	2004	2005	2004

First	$2,572.3	$2,390.5	$1,135.9	$1,035.0
Second	2,587.2	2,387.3	1,198.6	1,080.2
Third	2,623.4	2,445.3	1,186.0	1,126.2
Fourth	2,394.3	2,390.8	1,045.1	1,073.8

	$10,177.2	$9,613.9	$4,565.6	$4,315.2

	Net earnings		Net earnings per share

	2005	2004	2005		2004

			Basic	Diluted	Basic	Diluted

First	$254.7	$219.8	$.62	$.61	$.54	$.53
Second	259.0	237.4	.63	.62	.58	.57
Third	274.3	247.0	.66	.66	.60	.59
Fourth	192.4	186.4	.47	.47	.45	.45

	$980.4	$890.6

The principal market for trading Kellogg shares is the New York Stock Exchange (NYSE). The shares are also traded on the Boston, Chicago, Cincinnati, Pacific, and Philadelphia Stock Exchanges. At year-end 2005, the closing price (on the NYSE) was $43.22 and there were 42,193 shareholders of record.
Dividends paid per share and the quarterly price ranges on the NYSE during the last two years were:

		Stock price
	Dividend
	per share	High	Low

2005 — Quarter

First	$.2525	$45.59	$42.41
Second	.2525	46.89	42.35
Third	.2775	46.99	43.42
Fourth	.2775	46.70	43.22

	$1.0600

2004 — Quarter

First	$.2525	$39.88	$37.00
Second	.2525	43.41	38.41
Third	.2525	43.08	39.88
Fourth	.2525	45.32	41.10

	$1.0100

Note 14	Operating segments
Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, and meat alternatives. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States and United Kingdom. The Company currently manages its operations based on the geographic regions of North America, Europe, Latin America, and Asia Pacific. This organizational structure is the basis of the following operating segment data. The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statement of Earnings and Balance Sheet. Intercompany transactions between reportable operating segments were insignificant in all periods presented.
During 2005, the Company reclassified $578.9 million attributable to its U.S. direct store-door (DSD) delivery system from indefinite-lived intangibles to goodwill, net of an associated deferred tax liability of $228.5 million. Prior periods were likewise reclassified, resulting in a net reduction to total and long-lived assets of $228.5 million within the United States, the Company’s North America operating segment, and consolidated balances.

(millions)	2005	2004	2003

Net sales
North America	$6,807.8	$6,369.3	$5,954.3
Europe	2,013.6	2,007.3	1,734.2
Latin America	822.2	718.0	666.7
Asia Pacific(a)	533.6	519.3	456.3

Consolidated	$10,177.2	$9,613.9	$8,811.5

Segment operating profit
North America	$1,251.5	$1,240.4	$1,134.2
Europe	330.7	292.3	279.8
Latin America	202.8	185.4	168.9
Asia Pacific(a)	86.0	79.5	61.1
Corporate	(120.7)	(116.5)	(99.9)

Consolidated	$1,750.3	$1,681.1	$1,544.1

(a) Includes Australia and Asia.

(millions)	2005	2004	2003

Depreciation and amortization
North America	$272.3	$261.4	$246.4
Europe	61.2	95.7	71.1
Latin America	20.0	15.4	21.6
Asia Pacific(a)	20.9	20.9	20.0
Corporate	17.4	16.6	13.7

Consolidated	$391.8	$410.0	$372.8

Interest expense
North America	$1.4	$1.7	$4.0
Europe	12.4	15.6	18.2
Latin America	.2	.2	.2
Asia Pacific(a)	.3	.2	.3
Corporate	286.0	290.9	348.7

Consolidated	$300.3	$308.6	$371.4

Income taxes
North America	$372.7	$371.5	$345.0
Europe	30.2	64.5	54.6
Latin America	21.5	39.8	40.0
Asia Pacific(a)	12.4	(.8)	3.3
Corporate	7.9	.3	(60.5)

Consolidated	$444.7	$475.3	$382.4

Total assets
North America	$7,944.6	$7,641.5	$7,735.8
Europe	2,356.7	2,324.2	1,765.4
Latin America	450.6	411.1	341.2
Asia Pacific(a)	294.7	347.4	300.4
Corporate	5,336.4	5,619.0	6,362.2
Elimination entries	(5,808.5)	(5,781.3)	(6,590.8)

Consolidated	$10,574.5	$10,561.9	$9,914.2

Additions to long-lived assets
North America	$320.4	$167.4	$185.6
Europe	42.3	59.7	35.5
Latin America	38.5	37.2	15.4
Asia Pacific(a)	14.4	9.9	10.1
Corporate	.4	4.4	.6

Consolidated	$416.0	$278.6	$247.2

(a)	Includes Australia and Asia.
The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 17% of consolidated net sales during 2005, 14% in 2004, and 13% in 2003, comprised principally of sales within the United States.
Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2005	2004	2003

Net sales
United States	$6,351.6	$5,968.0	$5,608.3
United Kingdom	836.9	859.6	740.2
Other foreign countries	2,988.7	2,786.3	2,463.0

Consolidated	$10,177.2	$9,613.9	$8,811.5

Long-lived assets
United States	$6,880.9	$7,036.2	$7,122.0
United Kingdom	663.2	734.1	435.1
Other foreign countries	810.7	648.2	627.6

Consolidated	$8,354.8	$8,418.5	$8,184.7

Supplemental product information is provided below for net sales to external customers:

(millions)	2005	2004	2003

North America
Retail channel cereal	$2,587.7	$2,404.5	$2,304.7
Retail channel snacks	2,976.6	2,801.4	2,547.6
Other	1,243.5	1,163.4	1,102.0
International
Cereal	2,932.8	2,829.2	2,583.5
Convenience foods	436.6	415.4	273.7

Consolidated	$10,177.2	$9,613.9	$8,811.5

Note 15	Supplemental financial statement data

(millions)

Consolidated Statement of Earnings	2005	2004	2003

Research and development expense	$181.0	$148.9	$126.7
Advertising expense	$857.7	$806.2	$698.9

Consolidated Statement of Cash Flows	2005	2004	2003

Trade receivables	$(86.2)	$13.8	$(36.7)
Other receivables	(25.4)	(39.5)	18.8
Inventories	(24.8)	(31.2)	(48.2)
Other current assets	(15.3)	(17.8)	.4
Accounts payable	156.4	63.4	84.8
Other current liabilities	23.6	(18.5)	25.3

Changes in operating assets and liabilities	$28.3	$(29.8)	$44.4

(millions)

Consolidated Balance Sheet	2005	2004

Trade receivables	$782.7	$700.9
Allowance for doubtful accounts	(6.9)	(13.0)
Other receivables	103.3	88.5

Accounts receivable, net	$879.1	$776.4

Raw materials and supplies	$188.6	$188.0
Finished goods and materials in process	528.4	493.0

Inventories	$717.0	$681.0

Deferred income taxes	$207.6	$101.9
Other prepaid assets	173.7	145.1

Other current assets	$381.3	$247.0

Land	$75.5	$78.3
Buildings	1,458.8	1,504.7
Machinery and equipment	4,692.4	4,751.3
Construction in progress	237.3	159.6
Accumulated depreciation	(3,815.6)	(3,778.8)

Property, net	$2,648.4	$2,715.1

Goodwill	$3,455.3	$3,445.5
Other intangibles	1,485.8	1,488.3
-Accumulated amortization	(47.6)	(46.1)
Pension	629.8	689.8
Other	206.3	147.5

Other assets	$5,729.6	$5,725.0

Accrued income taxes	$148.3	$96.2
Accrued salaries and wages	276.5	270.2
Accrued advertising and promotion	320.9	322.0
Other	339.1	402.1

Other current liabilities	$1,084.8	$1,090.5

Nonpension postretirement benefits	$74.5	$269.7
Deferred income taxes	945.8	959.1
Other	405.1	337.3

Other liabilities	$1,425.4	$1,566.1

(millions)

Allowance for doubtful accounts	2005	2004	2003

Balance at beginning of year	$13.0	$15.1	$16.0
Additions charged to expense	—	2.1	6.4
Doubtful accounts charged to reserve	(7.4)	(4.3)	(7.3)
Currency translation adjustments	1.3	.1	—

Balance at end of year	$6.9	$13.0	$15.1

During 2005, the Company reclassified $578.9 million attributable to its direct store-door (DSD) delivery system from indefinite-lived intangibles to goodwill, net of an associated deferred tax liability of $228.5 million. Prior periods were likewise reclassified, resulting in a net increase to goodwill of $350.4 million, a decrease to other intangibles of $578.9 million, and a decrease to noncurrent deferred income tax liabilities of $228.5 million.
Note 16 Subsequent events
In connection with the Company’s 2005 stock repurchase authorization, in November 2005, the Company repurchased approximately 9.4 million common shares from the W.K. Kellogg Foundation Trust (the “Trust”) for $400 million in a privately negotiated transaction pursuant to an agreement dated as of November 8, 2005 (the “2005 Agreement”). The 2005 Agreement provided the Trust with registration rights in certain circumstances for additional common shares which the Trust might desire to sell and provided the Company with rights to repurchase those additional common shares.
In connection with the Company’s 2006 stock repurchase authorization, the Company entered into an agreement with the Trust dated as of February 16, 2006 (the “2006 Agreement”) to repurchase approximately 12.8 million additional shares from the Trust for $550 million. The 2006 Agreement extinguished the registration and repurchase rights under the 2005 Agreement upon the Company’s repurchase of those additional shares on February 21, 2006.
Refer to Issuer Purchases of Equity Securities table, included herein under Part II, Item 5, for information on the Company’s common stock repurchase programs.

Management’s Responsibility for Financial Statements
Management is responsible for the preparation of the Company’s consolidated financial statements and related notes. Management believes that the consolidated financial statements present the Company’s financial position and results of operations in conformity with accounting principles that are generally accepted in the United States, using our best estimates and judgments as required.
The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent review of the fairness of reported operating results and financial position.
The Board of Directors of the Company has an Audit Committee composed of four non-management Directors. The Committee meets regularly with management, internal auditors, and the independent registered public accounting firm to review accounting, internal control, auditing and financial reporting matters.
Formal policies and procedures, including an active Ethics and Business Conduct program, support the internal controls, and are designed to ensure employees adhere to the highest standards of personal and professional integrity. We have a vigorous internal audit program that independently evaluates the adequacy and effectiveness of these internal controls.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows on page 47.
James M. Jenness
Chairman and Chief Executive Officer
Jeffrey M. Boromisa
Senior Vice President, Chief Financial Officer

REPORT OF
INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
PricewaterhouseCoopers LLP
To the Shareholders and Board of Directors
of Kellogg Company:
Introduction
We have completed integrated audits of Kellogg Company’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Kellogg Company and its subsidiaries at December 31, 2005 and January 1, 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Battle Creek, Michigan
February 27, 2006

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
As of December 31, 2005, management carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
(b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, the Company has included a report of management’s assessment of the design and effectiveness of its internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also attested to, and reported on, management’s assessment of the internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in the Company’s 2005 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c) During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Directors — Refer to the information in the Company’s Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Share Owners to be held on April 21, 2006 (the “Proxy Statement”), under the caption “Election of Directors,” which information is incorporated herein by reference.
Identification and Members of Audit Committee — Refer to the information in the Proxy Statement under the caption “About the Board of Directors,” which information is incorporated herein by reference.
Audit Committee Financial Expert — Refer to the information in the Proxy Statement under the caption “About the Board of Directors,” which information is incorporated herein by reference.
Executive Officers of the Registrant — Refer to “Executive Officers of the Registrant” under Item 1 at pages 3 through 5 of this Report.
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

Compensation Committee on Executive Compensation” of the Proxy Statement, which information is not incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Refer to the information under the captions “Security Ownership — Five Percent Holders” and “Security Ownership — Officer and Director Stock Ownership” and “Securities Authorized for Issuance Under Equity Compensation Plans” of the Proxy Statement, which information is incorporated herein by reference.

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
The previous Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 27, 2006, are included herein in Part II, Item 8.
(a) 1. Consolidated Financial Statements
Consolidated Statement of Earnings for the years ended December 31, 2005, January 1, 2005 and December 27, 2003.
Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2005, January 1, 2005 and December 27, 2003.
Consolidated Balance Sheet at December 31, 2005 and January 1, 2005.
Consolidated Statement of Cash Flows for the years ended December 31, 2005, January 1, 2005 and December 27, 2003.
Notes to Consolidated Financial Statements.
Management’s Report on Internal Control over Financial Reporting.
Report of Independent Registered Public Accounting Firm.
(a) 2. Consolidated Financial Statement Schedule
All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.
(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K
The information called for by this Item is incorporated herein by reference from the Exhibit Index on pages 52 through 55 of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 17th day of February, 2006.

KELLOGG COMPANY

By:	/s/ James M. Jenness

James M. Jenness
Chairman of the Board and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ James M. Jenness James M. Jenness	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2006

/s/ Jeffrey M. Boromisa Jeffrey M. Boromisa	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 17, 2006

/s/ Alan R. Andrews Alan R. Andrews	Vice President and Corporate Controller (Principal Accounting Officer)	February 17, 2006

* Benjamin S. Carson Sr.	Director	February 17, 2006

* John T. Dillon	Director	February 17, 2006

* Claudio X. Gonzalez	Director	February 17, 2006

* Gordon Gund	Director	February 17, 2006

* Dorothy A. Johnson	Director	February 17, 2006

Name		Capacity	Date

* L. Daniel Jorndt		Director	February 17, 2006

* Ann McLaughlin Korologos		Director	February 17, 2006

* A.D. David Mackay		Director	February 17, 2006

* William D. Perez		Director	February 17, 2006

* William C. Richardson		Director	February 17, 2006

* John L. Zabriskie		Director	February 17, 2006

*By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-Fact	February 17, 2006

EXHIBIT INDEX

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

2.01	Agreement and Plan of Restructuring and Merger dated as of October 26, 2000 between Flowers Industries, Inc., Kellogg Company and Kansas Merger Subsidiary, Inc., incorporated by reference to Exhibit 2.02 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission file number 1-4171.	IBRF
2.02	Agreement and Plan of Merger dated as of October 26, 2000 between Keebler Foods Company, Kellogg Company and FK Acquisition Corporation, incorporated by reference to Exhibit 2.03 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, Commission file number 1-4171.	IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, file number 1-4171.	IBRF
4.01	Fiscal Agency Agreement dated as of January 29, 1997, between the Company and Citibank, N.A., Fiscal Agent, incorporated by reference to Exhibit 4.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.02	Five-Year Credit Facility dated as of November 24, 2004 with twenty-three lenders, JPMorgan Chase Bank, N.A. as Administrative Agent, JPMorgan Europe Limited, as London Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, JPMorgan Australia Limited, as Australian Agent, Barclays Bank PLC, as Syndication Agent and Bank of America, N.A., Citibank, N.A. and Suntrust Bank, as Co-Documentation Agents, incorporated by reference to Exhibit 4.02 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2005, Commission file number 1-4171.	IBRF
4.03	Indenture dated August 1, 1993, between the Company and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3, Commission file number 33-49875.	IBRF
4.04	Form of Kellogg Company 4 7/8% Note Due 2005, incorporated by reference to Exhibit 4.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-4171.	IBRF
4.05	Indenture and Supplemental Indenture dated March 15 and March 29, 2001, respectively, between Kellogg Company and BNY Midwest Trust Company, including the forms of 6.00% notes due 2006, 6.60% notes due 2011 and 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 and 4.02 to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.06	Form of 2.875% Senior Notes due 2008 issued under the Indenture and Supplemental Indenture described in Exhibit 4.05, incorporated by reference to Exhibit 4.01 to the Company’s Current Report on Form 8-K dated June 5, 2003, Commission file number 1-4171.	IBRF
4.07	Agency Agreement dated November 28, 2005, between Kellogg Europe Company Limited, Kellogg Company, HSBC Bank and HSBC Institutional Trust Services (Ireland) Limited, incorporated by reference to Exhibit 4.1 of the Company’s Current Report in form 8-K dated November 28, 2005, Commission file number 1-4171.	IBRF
4.08	Canadian Guarantee dated November 28, 2005, incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 28, 2005, Commission file number 1-4171.	IBRF
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.03	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

10.04	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.08 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.08	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, Commission file number 1-4171.*	IBRF
10.09	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.11	Kellogg Company 2001 Long-Term Incentive Plan, as amended and restated as of February 20, 2003, incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*	IBRF
10.12	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to the Company’s December 31, 1997, Commission file number 1-4171.*	IBRF
10.13	Kellogg Company Executive Compensation Deferral Plan incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.14	Agreement between the Company and Alan F. Harris, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, Commission file number 1-4171.*	IBRF
10.15	Amendment to Agreement between the Company and Alan F. Harris, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.16	Agreement between the Company and David Mackay, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, Commission file number 1-4171.*	IBRF
10.17	Retention Agreement between the Company and David Mackay, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.18	Employment Letter between the Company and James M. Jenness, incorporated by reference to Exhibit 10.18 to the Company’s Annual Report in Form 10-K for the fiscal year ended January 1, 2005, Commission file number 1-4171.	IBRF
10.19	Separation Agreement between the Company and Carlos M. Gutierrez, incorporated by reference to Exhibit 10.19 of the Company’s Annual Report in Form 10-K for the Company’s fiscal year ended January 1, 2005, Commission file number 1-4171.	IBRF
10.20	Agreement between the Company and other executives, incorporated by reference to Exhibit 10.05 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.21	Stock Option Agreement between the Company and James Jenness, incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.22	Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of December 5, 2002, incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

10.23	Kellogg Company Executive Stock Purchase Plan, incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission file number 1-4171.*	IBRF
10.24	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission file number 1-4171.*	IBRF
10.25	Kellogg Company 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.28 of the Company’s Annual Report in Form 10-K for the Company’s fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.26	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Annex II of the Company’s Board of Directors’ proxy statement for the annual meeting of shareholders to be held on April 21, 2006.*	IBRF
10.27	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.28	Form of Non-Qualified Option Agreement for Senior Executives under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.29	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.30	Form of Non-Qualified Option Agreement for Non-Employee Director under 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.31	Description of 2004 Senior Executive Annual Incentive Plan factors, incorporated by reference to the Company’s Current Report on Form 8-K dated February 4, 2005, Commission file number 1-4171 (the “2005 Form 8-K”).*	IBRF
10.32	Annual Incentive Plan, incorporated by reference to Exhibit 10.34 of the Company’s Annual Report in Form 10-K for the Company’s fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.33	Description of Annual Incentive Plan factors, incorporated by reference to the 2005 Form 8-K.*	IBRF
10.34	2005-2007 Executive Performance Plan, incorporated by reference to Exhibit 10.36 of the Company’s Annual Report in Form 10-K for the Company’s fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.35	Description of Changes to the Compensation of Non-Employee Directors, incorporated by reference to the 2005 Form 8-K.*	IBRF
10.36	2003-2005 Executive Performance Plan, incorporated by reference to Exhibit 10.38 of the Company’s Annual Report in Form 10-K for the Company’s fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.37	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of the Company’s Annual Report in Form 10-K for the Company’s fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.38	2006-2008 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated February 17, 2006, Commission file number 1-4171 (the “2006 Form 8-K”).*	IBRF
10.39	Compensation changes for named executive officers, incorporated by reference to the 2006 Form 8-K.	IBRF
10.40	Restricted Stock Grant/Non-Compete Agreement between the Company and John Bryant, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the period ended April 2, 2005, Commission file number 1-4171 (the “2005 Q1 Form 10-Q”).*	IBRF
10.41	Restricted Stock Grant/Non-Compete Agreement between the Company and Jeff Montie, incorporated by reference to Exhibit 10.2 of the 2005 Q1 Form 10-Q.*	IBRF
10.42	Executive Survivor Income Plan.	E
21.01	Domestic and Foreign Subsidiaries of the Company.	E

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by James M. Jenness.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Jeffrey M. Boromisa.	E
32.1	Section 1350 Certification by James M. Jenness.	E
32.2	Section 1350 Certification by Jeffrey M. Boromisa.	E

*	A management contract or compensatory plan required to be filed with this Report.
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