Form 10-Q
period 2006-04-01
KELLOGG CO
filed 2006-05-08
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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
Yes ☐            No ☑
Common Stock outstanding as of April 28, 2006 — 393,318,327 shares

KELLOGG COMPANY
INDEX

Page
PART I — Financial Information

Item 1:
Consolidated Balance Sheet — April 1, 2006 and December 31, 2005	2

Consolidated Statement of Earnings — quarters ended April 1, 2006 and April 2, 2005	3

Consolidated Statement of Cash Flows — quarters ended April 1, 2006 and April 2, 2005	4

Notes to Consolidated Financial Statements	5-14

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-23

Item 3:
Quantitative and Qualitative Disclosures about Market Risk	24

Item 4:
Controls and Procedures	24

PART II — Other Information

Item 1A:
Risk Factors	25

Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 4:
Submission of Matters to a Vote of Security Holders	26

Item 6:
Exhibits	26

Signatures	27

Exhibit Index	28
Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness
Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa
Section 1350 Certification from James M. Jenness
Section 1350 Certification from Jeffrey M. Boromisa

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	April 1,	December 31,
	2006	2005
	(unaudited)	*

Current assets
Cash and cash equivalents	$260.6	$219.1
Accounts receivable, net	1,028.1	879.1
Inventories:
Raw materials and supplies	193.1	188.6
Finished goods and materials in process	513.0	528.4
Deferred income taxes	201.8	207.6
Other prepaid assets	213.7	173.7

Total current assets	2,410.3	2,196.5
Property, net of accumulated depreciation of $3,861.0 and $3,815.6	2,630.6	2,648.4
Goodwill	3,455.8	3,455.3
Other intangibles, net of accumulated amortization of $47.9 and $47.6	1,437.8	1,438.2
Pension	625.9	629.8
Other assets	227.4	206.3

Total assets	$10,787.8	$10,574.5

Current liabilities
Current maturities of long-term debt	$83.6	$83.6
Notes payable	1,698.3	1,111.1
Accounts payable	832.2	883.3
Accrued advertising and promotion	358.1	320.9
Accrued income taxes	213.2	148.3
Accrued salaries and wages	153.6	276.5
Other current liabilities	375.7	339.1

Total current liabilities	3,714.7	3,162.8

Long-term debt	3,714.4	3,702.6
Deferred income taxes	941.1	945.8
Other liabilities	494.9	479.6

Shareholders’ equity
Common stock, $.25 par value	104.6	104.6
Capital in excess of par value	68.7	58.9
Retained earnings	3,431.3	3,266.1
Treasury stock, at cost	(1,095.2)	(569.8)
Accumulated other comprehensive income (loss)	(586.7)	(576.1)

Total shareholders’ equity	1,922.7	2,283.7

Total liabilities and shareholders’ equity	$10,787.8	$10,574.5

*	Condensed from audited financial statements.
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS
(millions, except per share data)

	Quarter ended
	April 1,	April 2,
(Results are unaudited)	2006	2005

Net sales	$2,726.5	$2,572.3

Cost of goods sold	1,529.8	1,436.4
Selling and administrative expense	724.2	668.1

Operating profit	472.5	467.8

Interest expense	74.5	75.9
Other income (expense), net	5.1	(17.4)

Earnings before income taxes	403.1	374.5
Income taxes	129.0	119.8

Net earnings	$274.1	$254.7

Net earnings per share:
Basic	$.69	$.62
Diluted	$.68	$.61

Dividends per share	$.2775	$.2525

Average shares outstanding:
Basic	399.0	413.1

Diluted	401.6	417.2

Actual shares outstanding at period end	393.1	411.2

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
	April 1,	April 2,
(unaudited)	2006	2005

Operating activities
Net earnings	$274.1	$254.7
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	81.3	101.6
Deferred income taxes	(8.7)	(18.9)
Other (a)	47.3	50.3
Postretirement benefit plan contributions	(25.2)	(54.7)
Changes in operating assets and liabilities	(205.0)	(123.0)

Net cash provided by operating activities	163.8	210.0

Investing activities
Additions to properties	(62.6)	(40.6)
Investments in joint ventures	(1.8)	—
Other	1.4	1.7

Net cash used in investing activities	(63.0)	(38.9)

Financing activities
Net issuances (reductions) of notes payable	587.2	(89.5)
Reductions of long-term debt	—	(2.3)
Net issuances of common stock	38.2	145.4
Common stock repurchases	(579.9)	(260.3)
Cash dividends	(108.9)	(104.0)
Other	1.7	(.7)

Net cash used in financing activities	(61.7)	(311.4)

Effect of exchange rate changes on cash	2.4	(11.8)

Increase (decrease) in cash and cash equivalents	41.5	(152.1)
Cash and cash equivalents at beginning of period	219.1	417.4

Cash and cash equivalents at end of period	$260.6	$265.3

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended April 1, 2006 (unaudited)
Note 1 Accounting policies
Basis of presentation
The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 23 to 47 of the Company’s 2005 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted two new financial accounting standards at the beginning of its 2006 fiscal year, one concerning inventory valuation, which is discussed within this Note, and one concerning stock compensation, which is discussed in Note 2. Both of these standards were adopted prospectively and comparative periods were not restated.
The condensed balance sheet data at December 31, 2005, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended April 1, 2006, is not necessarily indicative of the results to be expected for other interim periods or the full year.
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2005 fiscal year ended on December 31 and its 2006 fiscal year will end on December 30, 2006. Each quarterly period in 2005 and 2006 includes thirteen weeks.
Inventory
In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151 “Inventory Costs,” to converge U.S. GAAP principles with International Accounting Standards on inventory valuation. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as period charges, rather than as inventory value. This standard also provides that fixed production overheads should be allocated to units of production based on the normal capacity of production facilities, with excess overheads being recognized as period charges. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The Company adopted this standard at the beginning of its 2006 fiscal year. Management believes the Company’s pre-existing accounting policy for inventory valuation was generally consistent with this guidance and does not, therefore, expect the adoption of SFAS No. 151 to have a significant impact on 2006 financial results.
Note 2 Stock compensation
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, and to a lesser extent, executive performance shares and restricted stock grants. The Company also sponsors a discounted stock purchase plan in the U.S. and matching-grant programs in several international locations. Additionally, the Company awards stock options and restricted stock to its outside directors. These awards are administered through several plans, as described in Note 8 within Notes to Consolidated Financial Statements on pages 34 to 36 of the Company’s 2005 Annual Report on Form 10-K.
In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment,” which generally requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. The Company adopted SFAS No. 123(R) as of the beginning of its 2006 fiscal year, using the modified prospective method. Accordingly, prior years were not restated, but 2006 results include compensation expense associated with unvested equity-based awards, which were granted prior to 2006.

Prior to adoption of SFAS No. 123(R), the Company used the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees,” to account for its employee stock options and other stock-based compensation. Under this method, because the exercise price of stock options granted to employees and directors equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Expense attributable to other types of stock-based awards was generally recognized in the Company’s reported results under APB No. 25.
Certain of the Company’s equity-based compensation plans contain provisions that accelerate vesting of awards upon retirement, disability, or death of eligible employees and directors. Prior to adoption of SFAS No. 123(R), the Company generally recognized stock compensation expense over the stated vesting period of the award, with any unamortized expense recognized immediately if an acceleration event occurred. SFAS No. 123(R) specifies that a stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, beginning in 2006, the Company has prospectively revised its expense attribution method so that the related compensation cost is recognized immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.
The Company classifies pre-tax stock compensation expense in selling, general, and administrative expense principally within its corporate operations. Expense attributable to awards of equity instruments is accrued in capital in excess of par within the Consolidated Balance Sheet.
For the quarter ended April 1, 2006, compensation expense for all types of equity-based programs and the related income tax benefit recognized was $21.9 million and $7.8 million, respectively. As a result of adopting SFAS No. 123(R) in the current period, the Company’s reported pre-tax stock-based compensation expense was $15.4 million higher (with net earnings and net earnings per share (basic and diluted) correspondingly lower by $9.9 million and $.03, respectively) than if it had continued to account for its equity-based programs under APB No. 25. Amounts for the prior-year period are presented in the following table in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and related Interpretations. Reported amounts consist principally of expense recognized for executive performance share and restricted stock awards; pro forma amounts are attributable primarily to stock option grants.

(millions, except per share data)	Quarter ended
April 2, 2005

Stock-based compensation expense, pre-tax:
As reported	$3.3
Pro forma	$14.9

Associated income tax benefit recognized:
As reported	$1.2
Pro forma	$5.4

Stock-based compensation expense, net of tax:
As reported	$2.1
Pro forma	$9.5

Net earnings:
As reported	$254.7
Pro forma	$247.3

Basic net earnings per share:
As reported	$0.62
Pro forma	$0.60

Diluted net earnings per share:
As reported	$0.61
Pro forma	$0.59

As of April 1, 2006, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $69 million and the weighted average period over which this amount is expected to be recognized was approximately 1.7 years.
SFAS No. 123(R) also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Statement of Cash Flows as a financing (rather than an operating) cash flow. Realized windfall tax benefits are credited to capital in excess of par in the Consolidated Balance Sheet. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. Under the transition rules for adopting SFAS No. 123(R) using the modified prospective method, the Company was permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for the purpose of accounting for future shortfall tax benefits. The Company completed such study prior to the first period of adoption and currently has sufficient cumulative memo windfall tax benefits to absorb arising shortfalls, such that earnings were not affected in the year-to-date period.
Cash flows realized in the periods presented are included in the following table. Within this table, the 2006 windfall tax benefit of $2.4 million represents the year-to-date operating cash flow reduction (and financing cash flow increase) related to the Company’s adoption of SFAS No. 123(R) in the current period. Cash used by the Company to settle equity instruments granted under stock-based awards was insignificant.

	Year-to-date period ended
	April 1,	April 2,
(millions)	2006	2005

Total cash received from option exercises and similar instruments	$38.2	$145.4

Tax benefits realized upon exercise or vesting of stock- based awards:
Windfall benefits classified as financing cash flow	$2.4	n/a
Other amounts classified as operating cash flow	2.6	9.8

Total	$5.0	$9.8

Shares used to satisfy stock-based awards are normally issued out of treasury stock, although management is authorized to issue new shares to the extent permitted by respective plan provisions. Refer to Note 5 for information on shares issued during the current period to employees and directors under various long-term incentive plans and share repurchases under the Company’s 2006 stock repurchase authorization. The Company does not currently have a policy of repurchasing a specified number of shares issued under employee benefit programs during any particular time period.
Stock Options
During the periods presented, non-qualified stock options were granted to eligible employees with exercise prices equal to the fair market value of the Company’s stock on the grant date, a contractual term of ten years, and a two-year graded vesting period. Grants to outside directors included similar terms, but vested immediately. Additionally, “reload” options were awarded to eligible employees and directors to replace previously-owned Company stock used by those individuals to pay the exercise price, including related employment taxes, of vested pre-2004 option awards containing this accelerated ownership feature. These reload options are immediately vested, with an expiration date which is the same as the original option grant.
For the periods presented, management estimated the fair value of each stock option award on the date of grant using a lattice-based option valuation model that uses assumptions presented in the following table. Weighted-average values are disclosed for certain inputs which incorporate a range of assumptions. Expected volatilities are based principally on historical volatility of the Company’s stock over the contractual term of the options granted, and to a lesser extent, on implied volatilities from traded options on the Company’s stock. The Company generally uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the weighted-average output for all employee groups is presented in the following table. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	April 1,	April 2,
Stock option valuation model assumptions for grants within the year-to-date period ended:	2006	2005

Weighted-average expected volatility	20.70%	22.00%
Weighted-average expected term (years)	3.69	3.67
Weighted-average risk-free interest rate	4.57%	3.71%
Dividend yield	2.40%	2.40%

Weighed-average fair value of options granted	$7.66	$7.45

A summary of option activity for the year-to-date period ended April 1, 2006, is presented in the following table:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	28.8	$38
Granted	5.7	44
Exercised	(1.1)	34
Forfeitures	(0.1)	41
Expirations	—	—

Outstanding, end of period	33.3	$39	6.5	$166.5

Exercisable, end of period	25.7	$38	5.6	$154.2

The total intrinsic value of options exercised during the year-to-date period ended April 1, 2006, was approximately $13 million; that attributable to options exercised during the year-to-date period ended April 2, 2005, was approximately $38 million.
Other stock-based awards
During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock grants.
In the periods presented, the Company granted performance shares to a limited number of senior executive-level employees, which entitled these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year net sales growth targets were achieved. Subsequent to the adoption of SFAS No. 123(R), management has estimated the fair value of performance share awards based on the market price of the underlying stock on the date of grant, reduced by the present value of estimated dividends foregone during the performance period. The 2005 and 2006 target grants corresponded to approximately 270,000 and 280,000 shares, respectively; each with a grant-date fair value of approximately $41 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. No performance shares vested during the periods presented.
In the periods presented, the Company also granted restricted stock and restricted stock units to eligible employees. Restrictions with respect to sale or transferability generally lapse after three years and the grantee is normally entitled to receive shareholder dividends during the vesting period. During the periods presented, management estimated the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock activity for the year-to-date period ended April 1, 2006, is presented in the following table:

		Weighted-
		average
Employee restricted stock	Shares	grant-date
and restricted stock units	(thousands)	fair value

Non-vested, beginning of period	447	$39
Granted	56	44
Vested	(54)	34
Forfeited	—	—

Non-vested, end of period	449	$41

The total fair value of restricted stock and restricted stock units vesting in each of the year-to-date periods ended April 1, 2006 and April 2, 2005, was approximately $2 million.
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
As discussed on page 31 of the Company’s 2005 Annual Report, during 2005, the Company undertook an initiative to consolidate U.S. bakery capacity, resulting in the closure and sale of its Des Plaines, Illinois facility in late 2005 and closure of its Macon, Georgia facility in April 2006. Related to this initiative, the Company incurred up-front costs of approximately $80 million in 2005 and expects to incur an additional $30 million in 2006, comprised of approximately two-thirds cash costs and one-third asset write-offs. This estimate does not include any potential revision to a multiemployer plan withdrawal liability associated with closure of the Macon, Georgia bakery. Management’s current estimate of this obligation of $16 million was originally recorded in 2005, but is not finally determinable until early 2008. The current estimate is therefore subject to adjustment throughout 2006 and 2007, based on trust asset performance, employer contributions, employee hours attributable to the Company’s participation in this plan, and other factors.
Up-front costs recorded in the current period were attributable to this bakery consolidation initiative. Up-front costs recorded in the prior-year period were attributable to this same initiative, as well as the final stages of a veggie-foods capacity consolidation project. Costs recorded in both periods were classified in cost of goods sold within the Company’s North American operating segment. For the quarter ended April 1, 2006, total charges of approximately $7 million were comprised of $2 million of asset write-offs and $5 million of cash expenditures, which consisted principally of equipment removal and relocation costs. For the quarter ended April 2, 2005, total charges of approximately $27 million were comprised of $16 million for a multi-employer pension plan withdrawal liability, $8 million of asset write-offs, and $3 million for idle facility carrying costs and other cash expenditures.
Exit cost reserves were approximately $6 million at April 1, 2006, as compared to $13 million at December 31, 2005. These reserves consisted principally of severance obligations associated with projects commenced in 2005, which are expected to be paid out in 2006.

Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income for the quarter ended April 1, 2006, was $5.1 million, as compared to other expense for the quarter ended April 2, 2005, of $17.4 million. The favorable year-over-year variance of approximately $22.5 million was attributable principally to foreign exchange transactions and certain significant charges in the prior-year period. Other income (expense), net for the quarter ended April 2, 2005, included a charge of $6 million for a donation to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, and a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. The carrying value of all held-for-sale assets at April 1, 2006, was insignificant.
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

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2006
Basic	$274.1	399.0	$.69
Dilutive potential common shares	—	2.6	(.01)

Diluted	$274.1	401.6	$.68

2005
Basic	$254.7	413.1	$.62
Dilutive potential common shares	—	4.1	(.01)

Diluted	$254.7	417.2	$.61

During the quarter ended April 1, 2006, the Company issued 1.3 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 2. To offset these issuances and for general corporate purposes, the Company’s Board of Directors has authorized management to repurchase up to $650 million of the Company’s common stock during 2006. In connection with this authorization, during the year-to-date period ended April 1, 2006, the Company spent $579.9 million to repurchase approximately 13.5 million shares. This activity consisted principally of a February 21, 2006, private transaction with the W. K. Kellogg Foundation Trust to repurchase approximately 12.8 million shares for $550 million.
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

Quarter

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2006
Net earnings			$274.1
Other comprehensive income:
Foreign currency translation adjustments	(14.0)	—	(14.0)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	3.1	(1.0)	2.1
Reclassification to net earnings	2.0	(0.7)	1.3
Minimum pension liability adjustments	—	—	—

	(8.9)	(1.7)	(10.6)

Total comprehensive income			$263.5

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2005
Net earnings			$254.7
Other comprehensive income:
Foreign currency translation adjustments	(30.3)	—	(30.3)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	3.1	(0.7)	2.4
Reclassification to net earnings	8.9	(3.4)	5.5
Minimum pension liability adjustments	0.4	—	0.4

	(17.9)	(4.1)	(22.0)

Total comprehensive income			$232.7

Accumulated other comprehensive income (loss) as of April 1, 2006, and December 31, 2005, consisted of the following:

	April 1,	December 31,
(millions)	2006	2005

Foreign currency translation adjustments	$(433.5)	$(419.5)
Cash flow hedges — unrealized net loss	(28.8)	(32.2)
Minimum pension liability adjustments	(124.4)	(124.4)

Total accumulated other comprehensive income (loss)	$(586.7)	$(576.1)

Note 6 Employee benefits
The Company sponsors a number of U.S. and foreign pension, other postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 36 to 39 of the Company’s 2005 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended
(millions)	April 1, 2006	April 2, 2005

Service cost	$23.2	$20.9
Interest cost	41.4	40.6
Expected return on plan assets	(62.0)	(58.1)
Amortization of unrecognized prior service cost	3.1	2.0
Recognized net loss	18.7	16.9
Other	0.2	0.3

Total pension expense — Company plans	$24.6	$22.6

Other nonpension postretirement

	Quarter ended
(millions)	April 1, 2006	April 2, 2005

Service cost	$4.5	$3.5
Interest cost	16.3	14.6
Expected return on plan assets	(14.5)	(9.6)
Amortization of unrecognized prior service cost	(0.7)	(0.7)
Recognized net loss	7.6	5.0

Postretirement benefit expense	$13.2	$12.8

Postemployment

	Quarter ended
(millions)	April 1, 2006	April 2, 2005

Service cost	$1.2	$1.1
Interest cost	0.5	0.4
Recognized net loss	0.9	1.0

Postemployment benefit expense	$2.6	$2.5

Management currently plans to contribute approximately $40 million to its defined benefit pension plans and $20 million to its retiree health and welfare benefit plans during 2006, for a total of $60 million. During 2005, the Company contributed approximately $156 million to defined benefit pension plans and $241 million to retiree health and welfare benefit plans, for a total of $397 million. Plan funding strategies are periodically modified to reflect management’s current evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 7 Operating segments
Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally. The Company currently manages its operations based on the geographic regions of North America, Europe, Latin America, and Asia Pacific. This organizational structure is the basis of the operating segment data presented below.

	Quarter ended
(millions)	April 1,	April 2,
(Results are unaudited)	2006	2005

Net sales
North America	$1,865.1	$1,715.8
Europe	515.6	527.9
Latin America	214.7	187.8
Asia Pacific (a)	131.1	140.8

Consolidated	$2,726.5	$2,572.3

Operating profit
North America	$351.7	$324.0
Europe	86.7	93.3
Latin America	55.5	48.1
Asia Pacific (a)	21.6	28.7
Corporate	(43.0)	(26.3)

Consolidated	$472.5	$467.8

(a)	Includes Australia and Asia.

Note 8 Acquisitions, other investments, and intangibles
Joint venture arrangements
During the first quarter of 2006, a subsidiary of the Company formed a joint venture with a third-party company domiciled in Turkey, for the purpose of selling co-branded products in the surrounding region. As of April 1, 2006, the Company had contributed approximately $1.8 million in cash for a 50% equity interest in this arrangement. This Turkish joint venture is reflected in the consolidated financial statements on the equity basis of accounting. Accordingly, the Company records its share of the earnings or loss from this arrangement as well as other direct transactions with or on behalf of the joint venture entity such as product sales and certain administrative expenses. Results for the current period were insignificant.
Goodwill and other intangible assets

Intangible assets subject to amortization	Gross carrying amount		Accumulated amortization
	April 1,	December 31,	April 1,	December 31,
(millions)	2006	2005	2006	2005

Trademarks	$29.5	$29.5	$20.6	$20.5
Other	29.1	29.1	27.3	27.1

Total	$58.6	$58.6	$47.9	$47.6

	April 1,	April 2,
	2006	2005

Amortization expense (a)
Quarter	$0.3	$0.4

(a)	The currently estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately $1.5 per year.

Intangible assets not subject to amortization	Total carrying amount
	April 1,	December 31,
(millions)	2006	2005

Trademarks	$1,410.2	$1,410.2
Other	16.9	17.0

Total	$1,427.1	$1,427.2

Changes in the carrying amount of goodwill
(millions)	United States	Europe	Latin America	Asia Pacific (a)	Consolidated

December 31, 2005	$3,453.2	—	—	$2.1	$3,455.3
Purchase accounting adjustment	0.6	—	—	—	0.6
Other	—	—	—	(0.1)	(0.1)

April 1, 2006	$3,453.8	—	—	$2.0	$3,455.8

(a)	Includes Australia and Asia.

KELLOGG COMPANY
PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of operations
Overview
Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally. We currently manage our operations based on the geographic regions of North America, Europe, Latin America, and Asia Pacific. This organizational structure is the basis of the operating segment data presented in this report.
For the quarter ended April 1, 2006, the Company achieved year-over-year net sales growth of 6%, with strong results in both its North America and International divisions. The Company reported operating profit of $472.5 million, net earnings of $274.1 million, and net earnings per share of $.68. During the current period, we adopted SFAS No. 123(R) “Share-Based Payment,” which reduced operating profit by $15.4 million ($9.9 million after tax or $.03 per share), due primarily to recognition of compensation expense associated with employee and director stock option grants. Results for the prior-year quarter ended April 2, 2005, were operating profit of $467.8 million, net earnings of $254.7 million, and net earnings per share of $.61. Excluding the impact of adopting SFAS No. 123(R) in the current period, our operating profit increased approximately 4%, net earnings were up nearly 12%, and net earnings per share grew 16%. These rates of growth are based on non-GAAP measures of our results. We are using these non-GAAP measures during our first year of adopting SFAS No. 123(R) in order to assist investors in assessing the Company’s financial operating performance against comparative periods, which did not include stock option-related compensation expense. The corresponding rates of GAAP-basis growth were: operating profit-1%; net earnings-8%, net earnings per share-11%. Refer to the section herein entitled “Stock compensation” for further information on the Company’s adoption of SFAS No. 123(R).
Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the first quarter of 2006 versus 2005:

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2006 net sales	$1,865.1	$515.6	$214.7	$131.1	$—	$2,726.5

2005 net sales	$1,715.8	$527.9	$187.8	$140.8	$—	$2,572.3

% change - 2006 vs. 2005:
Volume (tonnage) (b)	5.6%	0.8%	6.5%	-1.0%	—	4.6%
Pricing/mix	2.7%	4.6%	4.1%	-0.4%	—	2.8%

Subtotal — internal business	8.3%	5.4%	10.6%	-1.4%	—	7.4%
Foreign currency impact	0.4%	-7.7%	3.7%	-5.4%	—	-1.4%

Total change	8.7%	-2.3%	14.3%	-6.8%	—	6.0%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2006 operating profit	$351.7	$86.7	$55.5	$21.6	$(43.0)	$472.5

2005 operating profit	$324.0	$93.3	$48.1	$28.7	$(26.3)	$467.8

% change - 2006 vs. 2005:
Internal business	8.1%	0.6%	12.7%	-19.3%	-4.9%	5.6%
SFAS No. 123(R) adoption impact (c)	0.0%	0.0%	0.0%	0.0%	-58.7%	-3.3%
Foreign currency impact	0.4%	-7.6%	2.6%	-5.3%	0.0%	-1.3%

Total change	8.5%	-7.0%	15.3%	-24.6%	-63.6%	1.0%

(a)	Includes Australia and Asia.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of recognizing compensation expense associated with employee and director stock option grants, as a result of the Company’s adoption of SFAS No. 123(R) “Share-based Payment” in 2006.
During the first quarter of 2006, consolidated net sales increased 6%. Internal net sales (which excludes the impact of currency and, if applicable, acquisitions, dispositions, and shipping day differences) grew approximately 7%. These results built on 8% reported growth and 6% internal growth in net sales during the first quarter of 2005. During the quarter, successful innovation, brand-building (advertising and consumer promotion) investment, and strong in-store execution continued to drive sales growth and increased category share across virtually all of our business units except certain markets in our Asia-Pacific operating segment.
North America reported net sales growth of nearly 9%, with internal growth across all major product groups. Internal net sales of our North America retail cereal business increased approximately 6%, building on a 4% rate of internal growth in the prior-year period. A large number of new product introductions and successful brand-building activities supported continued sales growth in the United States and Canada. Internal net sales of our North America retail snacks business increased 12%, on top of 7% growth in the prior-year period, with all components of our snacks portfolio (wholesome snacks, cookies, crackers, toaster pastries, and fruit snacks) contributing to that growth. After strong growth in each of the quarters of 2005, we believe a continued focus on new product introductions, effective advertising campaigns, and successful execution in our direct store-door delivery system made the current period’s performance possible in categories that remain difficult. Against a challenging comparison to 12% growth in the prior-year period, internal net sales of our North America frozen and specialty channel (which includes food service, vending, convenience, drug stores, and custom manufacturing) businesses collectively increased approximately 5%, with solid performance from virtually all components of this group.
Our International division collectively reported net sales growth of approximately 1% and internal growth of 5%. This growth was expansive; excluding the impact of foreign currency movements, total net sales increased in each of our European and Latin American business units, with leading dollar contributions from France, South Africa, Mexico, and Venezuela. The internal sales decline in our Asia Pacific operating segment (which represents less than 5% of our consolidated results) was attributable to competitive factors in Australia, a distribution restructuring in Taiwan, and category softness in Japan. We are responding to the competitive and category factors with new product introductions and greater focus on health-oriented initiatives, which we believe will mitigate these in-market issues during the remainder of 2006.
Consolidated operating profit increased 1% during the quarter, with internal operating profit up nearly 6% versus the prior-year period. Our measure of internal operating profit growth is consistent with our measure of internal sales growth, except that during 2006, internal operating profit growth also excludes the impact of incremental stock compensation expense associated with our adoption of SFAS No. 123(R). We are using this non-GAAP measure during our first year of adopting this FASB standard in order to assist investors in assessing the Company’s financial operating performance against comparative periods, which did not include stock option-related compensation expense. In the current period, corporate selling, general, and administrative expense (SGA) was higher and operating profit was lower by $15.4 million, reducing consolidated operating profit growth by approximately three percentage points. Refer to the section herein entitled “Stock compensation” for further information on the Company’s adoption of SFAS No. 123(R).
Approximately two-thirds of this quarter’s 6% internal operating profit growth was attributable to lower up-front costs from cost-reduction initiatives. As further discussed in the section herein entitled “Cost-reduction initiatives,” our North America operating segment recorded $7 million of charges in the first quarter of 2006, as compared to $27 million in the first quarter of 2005. We expect the full-year 2006 operating profit impact of up-front costs to be comparable to the full-year 2005 impact of $90 million. While certain initiatives are still in the planning stages, we believe the segment mix impact is likely to differ from the prior year, during which all related charges were recognized in our North America operating segment.
The remainder of this quarter’s operating profit growth was achieved despite high single-digit growth in brand-building expenditures, as well as significant cost pressures as discussed in the next section on gross margin performance. For the full year of 2006, we expect to achieve mid single-digit internal operating profit growth, although interim period growth rates will vary across the year. The shape of our quarterly operating profit delivery is expected to be relatively balanced throughout 2006; whereas, approximately 54% of our full-year 2005 operating profit was recognized during the first half of that year. Accordingly, we expect low single-digit growth in operating profit for the first half of 2006 with low double-digit growth during the second half of 2006.
Margin performance
Margin performance for the first quarter of 2006 versus 2005 is presented in the following table.

			Change
			vs. prior
	2006	2005	year (pts.)

Gross margin	43.9%	44.2%	-0.3

SGA% (a)	-26.6%	-26.0%	-0.6

Operating margin	17.3%	18.2%	-0.9

(a)	Selling, general, and administrative expense as a percentage of net sales.
Our long-term goal is to achieve annual improvements in gross margin and to reinvest this growth in brand-building and innovation expenditures, so as to maintain a relatively steady operating margin. Our strategy for expanding our gross margin is to manage external cost pressures through sales-driven operating leverage, mix improvements, productivity savings, and technological initiatives to reduce the cost of product ingredients and packaging. Particular interim periods may not reflect our long-term goal as was the case for the first quarter of 2006, in which our consolidated gross margin declined 30 basis points versus the first quarter of 2005. Our current-period gross margin results were significantly impacted by higher prices for fuel, energy, and commodities, as well as increased employee benefit costs. In the aggregate, these input cost pressures reduced our consolidated gross margin by approximately 140 basis points during the first quarter of 2006.
Partially offsetting these unfavorable factors, the year-over-year decline in upfront costs related to cost-reduction initiatives contributed favorably to our current-period gross margin performance by approximately 70 basis points. As further discussed in the section herein entitled “Cost-reduction initiatives,“ cost of goods sold for the first quarter of 2006 included program-related charges of $7 million, as compared to $27 million in the first quarter of 2005. While gross margin performance in each interim period of 2006 could either be favorably or unfavorably impacted by such variances, we expect the full year-over-year impact of up-front costs to be relatively neutral.
Our profitability projections for full-year 2006 currently include an unfavorable gross margin impact from input costs which is consistent with the magnitude of the first quarter 2006 impact. Thus, while we expect these cost pressures to affect the Company throughout 2006, we believe the favorable impact of late-2005/early-2006 price increases in various markets and pay-back from prior investment will result in slight gross margin expansion for the full year of 2006, as compared to the full-year 2005 level of 44.9%.
For the quarter ended April 1, 2006, both our SGA% and operating profit margin were affected by our fiscal 2006 adoption of SFAS No. 123(R). During the current period, we reported incremental stock compensation expense of $15.4 million, which increased our SGA% and reduced our operating margin by nearly 60 basis points. This first quarter impact is generally consistent with our expectations regarding full-year 2006 margin dynamics. Refer to the section herein entitled “Stock compensation” for further information on this subject.
Cost-reduction initiatives
We undertake cost-reduction initiatives as part of our sustainable growth model of earnings reinvestment for reliability in meeting long-term growth targets. Initiatives undertaken must meet certain pay-back and internal rate of return (IRR) targets. Each cost-reduction initiative is of relatively short duration, and normally begins to deliver cash savings and/or reduced depreciation during the first year of implementation, which is then used to fund new initiatives. To implement these programs, we have incurred various up-front costs, including asset write-offs, exit charges, and other project expenditures.
As discussed on page 31 of the Company’s 2005 Annual Report, during 2005, we undertook an initiative to consolidate U.S. bakery capacity, resulting in the closure and sale of our Des Plaines, Illinois facility in late 2005 and closure of our Macon, Georgia facility in April 2006. Related to this initiative, we incurred up-front costs of approximately $80 million in 2005 and expect to incur an additional $30 million in 2006, comprised of approximately two-thirds cash costs and one-third asset write-offs. This estimate does not include any potential revision to a multiemployer plan withdrawal liability associated with closure of the Macon, Georgia bakery. Management’s current estimate of this obligation of $16 million was originally recorded in 2005, but is not finally determinable until early 2008. The current estimate is therefore subject to adjustment throughout 2006 and 2007, based on trust asset performance, employer contributions, employee hours attributable to the Company’s participation in this plan, and other factors.
Other potential initiatives to be commenced in 2006 are still in the planning stages and individual actions will be announced as management commits to these discretionary investments. Our 2006 earnings target includes projected charges related to potential cost-reduction initiatives of approximately $90 million or $.15 per share. Except for the portion attributable to the aforementioned U.S. snacks bakery consolidation of $30 million, the specific cash versus non-cash mix or cost of goods sold versus SGA impact of the remaining $60 million has not yet been determined.
Up-front costs recorded in the current period were attributable to the bakery consolidation initiative. Up-front costs recorded in the prior-year period were attributable to this same initiative, as well as the final stages of a veggie-foods capacity consolidation project. Costs recorded in both periods were classified in cost of goods sold within the Company’s North American operating segment. For the quarter ended April 1, 2006, total charges of approximately $7 million were comprised of $2 million of asset write-offs and $5 million of other cash expenditures, which consisted principally of equipment removal and relocation costs. For the quarter ended April 2, 2005, total charges of approximately $27 million were comprised of $16 million for a multi-employer pension plan withdrawal liability, $8 million of asset write-offs, and $3 million for idle facility carrying costs and other cash expenditures.
Exit cost reserves were approximately $6 million at April 1, 2006, as compared to $13 million at December 31, 2005. These reserves consisted principally of severance obligations associated with projects commenced in 2005, which are expected to be paid out in 2006.
Interest expense
Interest expense for the current quarter was $74.5 million, as compared to $75.9 million in the prior-year period. We currently expect our full-year 2006 interest expense to be approximately even with the full-year 2005 amount of $300.3 million.

Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, charitable donations, and gains on asset sales. Other income for the quarter ended April 1, 2006, was $5.1 million, as compared to other expense for the quarter ended April 2, 2005, of $17.4 million. The favorable year-over-year variance of approximately $22.5 million was largely attributable to foreign exchange transactions and certain significant charges in the prior-year period. Other income (expense), net for the quarter ended April 2, 2005, included a charge of $6 million for a donation to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, and a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. The carrying value of all held-for-sale assets at April 1, 2006, was insignificant.
Income taxes
The consolidated effective income tax rate for the quarter ended April 1, 2006, was approximately 32%, which was comparable to the prior-period rate. Our full-year 2006 consolidated effective income tax rate is currently projected to be approximately 32%. However, we believe this rate could be up to 100 basis points lower if pending uncertain tax matters are resolved more favorably than we currently expect. We expect that any incremental benefits from such discrete events would be invested in cost-reduction initiatives and other growth opportunities.
Liquidity and capital resources
Our principal source of liquidity is operating cash flows, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs. The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle is relatively short; although receivable collection patterns vary around the world, in the United States, our days sales outstanding (DSO) averages 18-19 days. As a result, the growth in our operating cash flow should generally reflect the growth in our net earnings over time, although the specific performance for any interim period may be significantly affected by the level of benefit plan contributions, working capital movements (operating assets and liabilities) and other factors.

	Year-to-date period ended
	April 1,	April 2,	Change versus
(dollars in millions)	2006	2005	prior year

Operating activities
Net earnings	$274.1	$254.7	7.6%

Items in net earnings not requiring (providing) cash:
Depreciation and amortization	81.3	101.6
Deferred income taxes	(8.7)	(18.9)
Other (a)	47.3	50.3

Net earnings after non-cash items	394.0	387.7	1.6%

Pension and other postretirement benefit plan contributions	(25.2)	(54.7)
Changes in operating assets and liabilities:
Core working capital (b)	(185.0)	(116.4)
Other working capital	(20.0)	(6.6)

	(205.0)	(123.0)

Net cash provided by operating activities	$163.8	$210.0	-22.0%

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Inventory and trade receivables less trade payables.
For the first quarter of 2006, our operating cash flow declined by approximately $46 million, versus the level achieved in the first quarter of 2005. As presented in this preceding table, this decline was largely due to unfavorable movements in our core working capital balance, partially offset by a decline in the level of benefit plan contributions. For the full year of 2006, we currently expect to contribute approximately $60 million to our employee benefit plans as compared to approximately $397 million in 2005. This decline in 2006 reflects the improved funded position of our major benefit plans that was achieved through a significant amount of funding in the 2003-2005 period. We do not expect to have significant statutory or contractual funding requirements for our major retiree benefit plans during 2006. Actual 2006 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, or renewals of union contracts.
In comparison to the prior-year period, the unfavorable movement in core working capital resulted principally from a decline in trade payables during the first quarter of 2006; whereas, during the first quarter of 2005, our trade payables balance increased from a historically low level at the end of 2004. We believe the first quarter 2006 decline in trade payables represents a beginning-of-year seasonal pattern, subsequent to which this balance is expected to remain fairly steady through year-end 2006.
Despite this unfavorable movement in the absolute balance, average core working capital for the trailing fifty-two weeks remained at 7% of net sales, consistent with the metric for the fiscal year ended December 31, 2005. Historically, we have been able to reduce this percentage through logistics improvements to reduce inventory on hand while continuing to meet customer requirements, faster collection of accounts receivable, and extension of terms on trade payables. While our long-term goal is to continue to improve this metric, we no longer expect movements in the absolute balance of core working capital to represent a significant source of operating cash flow.
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

	Year-to-date period ended		Change
	April 1,	April 2,	versus
(dollars in millions)	2006	2005	prior year

Net cash provided by operating activities	$163.8	$210.0
Additions to properties	(62.6)	(40.6)

Cash flow	$101.2	$169.4	-40.3%

Our first quarter 2006 cash flow (as defined) declined approximately 40% versus the prior year, attributable to the year-over-year reduction in operating cash flow, as previously discussed, and increased spending for selected capacity expansions to accommodate our Company’s strong sales growth over the past several years. We expect this trend to continue in the near term, with projected 2006 property expenditures reaching approximately 4.0% of net sales, as compared to 3.7% for full-year 2005. The lower amount of first quarter 2006 cash flow was anticipated in our plan and we currently expect our cash flow for full-year 2006 to be $900-$975 million, which represents an increase over the full-year 2005 amount of approximately $125-$200 million. We expect this increase to be funded principally by a decline in benefit plan contributions, partially offset by a slight increase in capital spending as a percentage of sales.
Our Board of Directors has authorized stock repurchases for general corporate purposes and to offset issuances for employee benefit programs of up to $650 million for 2006. In connection with this authorization, during the year-to-date period ended April 1, 2006, we spent $579.9 million to repurchase approximately 13.5 million shares. This activity consisted principally of a February 21, 2006, private transaction with the W. K. Kellogg Foundation Trust to repurchase approximately 12.8 million shares for $550 million.
In April 2006, our Board of Directors declared a dividend of $.2775 per common share, payable June 15, 2006, to shareholders of record at the close of business on June 1, 2006, and further authorized an increase of approximately 5% from this level, to $.2910 per share, beginning with the quarterly dividend to be paid in September 2006. This increase is consistent with our current plan to maintain our dividend pay-out ratio between 40% and 50% of reported net earnings.
At April 1, 2006, our total debt was approximately $5.5 billion, as compared to $4.9 billion at December 31, 2005. This increase is related principally to the significant level of stock repurchase activity during the quarter, which we believe represents a short-term peak in relation to our forecasted debt balance at year-end 2006 of approximately $5.0 billion. Primarily due to our prioritization of other uses of cash flow such as share repurchase, plus the aforementioned need to selectively invest in production capacity, we do not expect to reduce our total debt balance during 2006, but remain committed to net debt reduction (total debt less cash) over the long term.
We believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected growth opportunities, through our strong cash flow, our program of issuing short-term debt, and maintaining credit facilities on a global basis. Our significant long-term debt issues do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit its access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our credit facilities, which are in amounts sufficient to cover our outstanding short-term debt balance, which was $1.8 billion at April 1, 2006. In addition, assuming continuation of market liquidity, we believe it would be possible to term out certain short-term maturities or obtain additional credit facilities such that the Company could further extend its ability to meet its long-term borrowing obligations through 2008.
Significant accounting policies and estimates
Stock compensation
In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment,” which generally requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. We adopted SFAS No. 123(R) as of the beginning of our 2006 fiscal year, using the modified prospective method. Accordingly, prior years were not restated, but our 2006 results include compensation expense associated with unvested equity-based awards, which were granted prior to 2006. With the adoption of this pronouncement, stock-based compensation represents a significant accounting policy of the Company, which is further described in Note 2 within Notes to the Consolidated Financial Statements.
Beginning in the first quarter of 2006, our adoption of SFAS No. 123(R) has resulted in an increase in the Company’s SGA expense (principally within corporate operations) and a corresponding reduction to earnings and net earnings per share, due primarily to recognition of compensation expense associated with employee and director stock option grants. No such expense was recognized under our previous accounting method in pre-2006 periods; however, we were required to disclose pro forma results under the alternate fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation.” Using reported results for 2006 and pro forma results for 2005, the comparable impact of stock compensation expense is presented in the following table:

	Stock-based
(millions except per share data)	compensation expense		Diluted
	Pre-tax	Net of tax	EPS Impact

Quarter ended April 1, 2006:
As reported comparable	$6.5	$4.2	$0.01
SFAS No. 123(R) adoption impact	15.4	9.9	0.03

As reported total	$21.9	$14.1	$0.04

Quarter ended April 2, 2005:
As reported comparable	$3.3	$2.1	$—
Pro forma incremental	11.6	7.4	0.02

Pro forma total	$14.9	$9.5	$0.02

For the full year of 2005, the pro forma incremental impact of stock compensation was $.09 per share and we currently expect the full-year 2006 impact of adopting SFAS No. 123(R) to be approximately $.10. The $.01 year-over-year increase in the estimated per-share impact is due principally to an expected increase in the number of options granted during 2006 and a lower expected average number of shares outstanding on which the calculation is based.

Our full-year estimate of the financial impact of adopting SFAS No. 123(R) represents a critical accounting estimate, which requires significant judgments and assumptions likely to have a material impact on our financial statements. Due to the need to determine the grant-date fair value of equity instruments that have not yet been awarded, the actual impact on 2006 results will depend, in part, on actual awards during the year and various market factors that affect the fair value of those awards. Additionally, while the timing and volume of grants associated with current-year long-term incentive compensation are within the Company’s control, the timing and volume of “reload” option grants are not. Reload options are awarded to eligible employees and directors to replace previously-owned Company stock used by those individuals to pay the exercise price, including related employment taxes, of vested pre-2004 option awards containing this accelerated ownership feature. Under SFAS No. 123(R), these reload options result in additional compensation expense in the year of grant and have historically comprised up to 40% of the Company’s total annual pro forma stock compensation expense. The Company has not granted options containing an accelerated ownership feature since 2003; however, the potential requirement to award reload options over the contractual 10-year term of the original grants could continue to significantly impact the amount of our stock-based compensation expense for a number of years.
We estimate the fair value of each stock option award on the date of grant using a lattice-based option valuation model, which requires us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. Our methods for selecting these valuation assumptions are explained in Note 2 within Notes to Consolidated Financial Statements. In particular, our estimate of stock price volatility is based principally on historical volatility of the contractual term of the options granted, and to a lesser extent, on implied volatilities from traded options on the Company’s stock. We decided to rely more heavily on historical volatility due to the greater availability of data and reliability of trends over the maximum ten-year contractual term of our employee stock option grants, as compared to the terms of more thinly traded options, which rarely extend beyond two years. Recent historical volatilities using weekly price observations have ranged from approximately 23% for 10 years to 13% for one year. In comparison, implied volatilities are currently lower, averaging approximately 15% for traded options with terms in excess of six months. Based on this data, we used a weighted-average volatility assumption of 20.7% for purposes of valuing our option grants in the year-to-date period, as compared to 22.0% for the comparable prior-year period. All other assumptions held constant, a one percentage point increase or decrease in our current-period volatility assumption would increase or decrease the grant-date fair value of our option grants by approximately 4%.
To the extent that actual outcomes differ from our assumptions, we are not required to true up grant-date fair-value based expense to final intrinsic values. However, these differences can impact the classification of cash tax benefits realized upon exercise of stock options, as explained in the following two paragraphs. Furthermore, as historical data has a significant bearing on our forward-looking assumptions, significant variances between actual and predicted experience could lead to prospective revisions in our assumptions, which could then significantly impact the year-over-year comparability of stock-based compensation expense.
SFAS No. 123(R) also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Statement of Cash Flows as a financing (rather than an operating) cash flow. If this standard had been adopted in 2005, operating cash flow would have been lower (and financing cash flow would have been higher) by approximately $20 million as a result of this provision. For the first quarter of 2006, the corresponding reduction in operating cash flow attributable to windfall tax benefits classified as financing cash flows was approximately $2.4 million. The actual impact on full-year 2006 operating cash flow will depend, in part, on the volume of employee stock option exercises during the year and the relationship between the exercise-date market value of the underlying stock and the original grant-date fair value previously determined for financial reporting purposes.
For balance sheet classification purposes, realized windfall tax benefits are credited to capital in excess of par within the equity section of the Consolidated Balance Sheet. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense, potentially resulting in volatility in our consolidated effective income tax rate. Under the transition rules for adopting SFAS No. 123(R) using the modified prospective method, we were permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for the purpose of accounting for future shortfall tax benefits. We completed such study prior to the first period of adoption and currently have sufficient cumulative memo windfall tax benefits to absorb projected arising shortfalls, such that 2006 earnings are not expected to be significantly affected by this provision. However, as employee stock option exercise behavior is not within the Company’s control, the likelihood exists of materially different reported results if different assumptions or conditions were to prevail.

Future outlook & forward-looking statements
Our long-term annual growth targets are low single-digit for internal net sales, mid single-digit for internal operating profit, and high single-digit for net earnings per share. We currently expect to exceed our long-term internal sales growth target in 2006, principally attributable to continued strong innovation performance in North America and rapid category expansion in Latin America. For 2006, we currently expect the reported growth in operating profit to be reduced by approximately four percentage points and the reported increase in net earnings per share to be dampened by approximately $.10, due to the adoption of SFAS No. 123(R), as discussed in the section herein entitled “Stock compensation.” Excluding these impacts, we otherwise expect to meet our long-term annual growth targets for internal operating profit and net earnings per share in 2006. In addition, we remain committed to growing our brand-building investment faster than the rate of sales growth and will continue to reinvest in cost-reduction initiatives and other growth opportunities.
Our Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements, and growth; sales, gross margins, brand-building expenditures and other costs, operating profit, and earnings per share; asset write-offs and expenditures related to cost-reduction initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; future common stock repurchases; debt issuances or reduction; effective income tax rate; cash flow and core working capital improvements; capital expenditures; interest expense; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. In addition, our future results could be affected by a variety of other factors, including:
•	the impact of competitive conditions;
•	the effectiveness of pricing, advertising, and promotional programs;
•	the success of innovation and new product introductions;
•	the recoverability of the carrying value of goodwill and other intangibles;
•	the success of productivity improvements and business transitions;
•	fuel, energy, and commodity (ingredient and packaging) prices;
•	labor wage and benefit costs;
•	the availability of and interest rates on short-term financing;
•	actual market performance of benefit plan trust investments;
•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;
•	the underlying price and volatility of the Company’s common stock and the impact of other variables affecting the valuation of equity-based employee awards, such as interest rates and exercise behavior;
•	changes in consumer behavior and preferences;
•	the effect of U.S. and foreign economic conditions on items such as interest rates, taxes and tariffs, currency conversion and availability;
•	legal and regulatory factors; and,
•	business disruption or other losses from war, terrorist acts, or political unrest.
Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to disclosures contained on pages 21-22 of the Company’s 2005 Annual Report on Form 10-K. In addition to the price hedging strategies discussed therein, during the first quarter of 2006, the Company entered into a 10-year over-the-counter commodity swap transaction to reduce fluctuations in the price of natural gas used principally in its manufacturing processes. The notional amount of the swap was approximately $109.2 million, which represents approximately 25% of the Company’s current annual forecasted North America manufacturing needs, and is priced based on the NYMEX index. Assuming a 10% decrease in the price of natural gas as of the end of the current quarterly reporting period, our settlement obligation under this swap would have increased by approximately $7.8 million.
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
As of April 1, 2006, management carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

KELLOGG COMPANY
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to the Company or that the Company deems to be immaterial also may materially adversely affect our business, financial condition or results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Approximately 4,200 shares of Kellogg Company common stock was sold to one member of senior management under the Kellogg Company Executive Stock Purchase Plan in February 2006 in a private placement. The Kellogg Company Executive Stock Purchase Plan allows selected senior-level employees to elect to use all or part of their annual bonus, on an after-tax basis, to purchase shares of the Company’s common stock at fair market value (as determined over a thirty-day trading period). Kellogg Company received approximately $186,000 under this Plan in 2006, which it used for general corporate purposes.
(e) Issuer Purchases of Equity Securities
(millions, except per share data)

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	(a) Total Number	(b) Average	Announced	Purchased Under
	of Shares	Price Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
Month #1:
1/1/06-1/28/06	.1	$43.94	.1	$650.0
Month #2:
1/29/06-2/25/06	13.7	43.02	13.7	$70.1
Month #3:
2/26/06-4/1/06	.2	44.78	.2	$70.1
Total (1)	14.0	$43.05	14.0

(1)	Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:

	a.	Approximately 13.5 million shares were purchased under a program authorized by the Company’s Board of Directors to repurchase up to $650 million of Kellogg common stock during 2006 for general corporate purpose and to offset issuances for employee benefit programs. This activity consisted principally of a February 21, 2006, private transaction with the W. K. Kellogg Foundation Trust to repurchase approximately 12.8 million shares for $550 million. This repurchase program was announced in a press release on October 31, 2005.

	b.	Approximately .5 million shares were purchased from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described on pages 34-36 of the Company’s 2005 Annual Report on Form 10-K.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	On April 21, 2006, the Company held its Annual Meeting of Share Owners.

(b)	At that Annual Meeting, John T. Dillon, James M. Jenness, Daniel Jorndt, and William D. Perez were re-elected for three-year terms, with Benjamin S. Carson, Sr. Claudio X. Gonzalez, Gordon Gund, Dorothy A. Johnson, L. Ann McLaughlin Korologos, A. D. David Mackay, Dr. William C. Richardson and Dr. John L. Zabriskie continuing as directors.

(c)	Four matters were voted on at such Annual Meeting: the re-election of the four directors described in (b) above; the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2006; the approval of the Kellogg Company Senior Executive Annual Incentive Plan; and a Share Owner proposal by the Office of the Comptroller of New York City, concerning the preparation and issuance by the Board of Directors of a sustainability report on the Company’s social and environmental practices.

In the election of directors, the following directors received the following votes:

	FOR	WITHHELD
John T. Dillon	356,690,640	3,762,754

James M. Jenness	354,386,265	6,067,129

Daniel Jorndt	358,030,115	2,423,279

William D. Perez	358,042,449	2,410,945
In addition, the following matters received the following votes:

	Ratification of
	Independent	Senior Executive
	Registered Public	Annual	Share Owner
	Accounting Firm	Incentive Plan	Proposal
For	353,413,754	306,608,628	19,475,684
Against	5,384,082	10,958,137	284,691,255
Abstain	1,655,556	2,739,851	16,139,575
Broker Non-Vote	—	40,146,777	40,146,879
Item 6. Exhibits
(a) Exhibits:
31.1	Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness

31.2	Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa

32.1	Section 1350 Certification from James M. Jenness

32.2	Section 1350 Certification from Jeffrey M. Boromisa

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
Date: May 1, 2006

KELLOGG COMPANY
EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)
31.1	Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa	E

32.1	Section 1350 Certification from James M. Jenness	E

32.2	Section 1350 Certification from Jeffrey M. Boromisa	E