Form 10-Q
period 2006-07-01
KELLOGG CO
filed 2006-08-07
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
Yes ☐ No ☑
Common Stock outstanding as of July 28, 2006 – 396,706,048 shares

KELLOGG COMPANY

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	July 1,	December 31,
	2006	2005
	(unaudited)	*

Current assets
Cash and cash equivalents	$315.1	$219.1
Accounts receivable, net	1,057.4	879.1
Inventories:
Raw materials and supplies	197.5	188.6
Finished goods and materials in process	522.2	528.4
Deferred income taxes	182.9	207.6
Other prepaid assets	204.2	173.7

Total current assets	2,479.3	2,196.5
Property, net of accumulated depreciation of $3,994.0 and $3,815.6	2,661.6	2,648.4
Goodwill	3,448.7	3,455.3
Other intangibles, net of accumulated amortization of $48.3 and $47.6	1,437.3	1,438.2
Pension	631.8	629.8
Other assets	236.4	206.3

Total assets	$10,895.1	$10,574.5

Current liabilities
Current maturities of long-term debt	$773.9	$83.6
Notes payable	1,543.9	1,111.1
Accounts payable	878.1	883.3
Accrued advertising and promotion	354.1	320.9
Accrued income taxes	124.8	148.3
Accrued salaries and wages	202.8	276.5
Other current liabilities	341.5	339.1

Total current liabilities	4,219.1	3,162.8

Long-term debt	3,053.5	3,702.6
Deferred income taxes	929.0	945.8
Other liabilities	524.5	479.6

Shareholders’ equity
Common stock, $.25 par value	104.6	104.6
Capital in excess of par value	68.6	58.9
Retained earnings	3,588.3	3,266.1
Treasury stock, at cost	(984.9)	(569.8)
Accumulated other comprehensive income (loss)	(607.6)	(576.1)

Total shareholders’ equity	2,169.0	2,283.7

Total liabilities and shareholders’ equity	$10,895.1	$10,574.5

*	Condensed from audited financial statements.
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS
(millions, except per share data)

	Quarter ended		Year-to-date period ended
	July 1,	July 2,	July 1,	July 2,
(Results are unaudited)	2006	2005	2006	2005

Net sales	$2,773.9	$2,587.2	$5,500.4	$5,159.5

Cost of goods sold	1,538.4	1,388.6	3,068.2	2,825.0
Selling and administrative expense	774.3	726.1	1,498.5	1,394.2

Operating profit	461.2	472.5	933.7	940.3

Interest expense	77.2	89.2	151.7	165.1
Other income (expense), net	4.3	3.9	9.4	(13.5)

Earnings before income taxes	388.3	387.2	791.4	761.7
Income taxes	121.5	128.2	250.5	248.0
Earnings (loss) from joint ventures	(0.3)	—	(0.3)	—

Net earnings	$266.5	$259.0	$540.6	$513.7

Net earnings per share:
Basic	$.68	$.63	$1.36	$1.25
Diluted	$.67	$.62	$1.35	$1.23

Dividends per share	$.2775	$.2525	$.5550	$.5050

Average shares outstanding:
Basic	394.1	412.0	396.5	412.5

Diluted	396.6	415.8	399.1	416.5

Actual shares outstanding at period end			395.7	413.0

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
	July 1,	July 2,
(unaudited)	2006	2005

Operating activities
Net earnings	$540.6	$513.7
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	172.8	194.8
Deferred income taxes	(2.4)	(73.7)
Other (a)	74.3	123.9
Postretirement benefit plan contributions	(29.6)	(69.8)
Changes in operating assets and liabilities	(253.9)	(101.5)

Net cash provided by operating activities	501.8	587.4

Investing activities
Additions to properties	(162.1)	(113.0)
Acquisitions of businesses	—	(30.0)
Investments in joint ventures	(1.9)	—
Other	1.3	1.3

Net cash used in investing activities	(162.7)	(141.7)

Financing activities
Net issuances of notes payable	432.8	469.4
Repayments of long-term debt	—	(725.9)
Net issuances of common stock	116.2	184.2
Common stock repurchases	(579.9)	(263.1)
Cash dividends	(218.4)	(208.0)
Other	7.4	3.1

Net cash used in financing activities	(241.9)	(540.3)

Effect of exchange rate changes on cash	(1.2)	(19.6)

Increase (decrease) in cash and cash equivalents	96.0	(114.2)
Cash and cash equivalents at beginning of period	219.1	417.4

Cash and cash equivalents at end of period	$315.1	$303.2

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter and year-to-date periods ended July 1, 2006 (unaudited)
Note 1 Accounting policies
Basis of presentation
The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 23 to 47 of the Company’s 2005 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted two new financial accounting standards at the beginning of its 2006 fiscal year, one concerning inventory valuation, which is discussed within this Note, and one concerning stock compensation, which is discussed in Note 7. Both of these standards were adopted prospectively and comparative periods were not restated.
The condensed balance sheet data at December 31, 2005, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly and year-to-date periods ended July 1, 2006, are not necessarily indicative of the results to be expected for other interim periods or the full year.
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
New pronouncements
Uncertain tax positions
In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” to clarify what criteria must be met prior to recognition of the financial statement benefit, in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” of a position taken in a tax return. The provisions of the final Interpretation apply broadly to all tax positions taken by an enterprise, including the decision not to report income in a tax return or the decision to classify a transaction as tax exempt. The prescribed approach is based on a two-step benefit recognition model. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based on the technical merits, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. The Interpretation also provides guidance on recognition of related penalties and interest, classification of liabilities, and disclosures of unrecognized tax benefits. The change in net assets, if any, as a result of applying the provisions of this

Interpretation is considered a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings in the period of transition. The final Interpretation is effective for the first annual period beginning after December 15, 2006, with earlier application encouraged. The Company will adopt Interpretation No. 48 as of the beginning of its 2007 fiscal year and is currently studying the financial impact of adoption. As discussed on page 21 of the Company’s 2005 Annual Report on Form 10-K, the Company’s current policy is to establish reserves for uncertain tax positions that reflect the probable outcome of known tax contingencies.
Note 2 Acquisitions, other investments, and intangibles
Acquisitions
In order to support the continued growth of its North American fruit snacks business, in June 2005, the Company acquired a fruit snacks manufacturing facility and related assets from Kraft Foods Inc. for approximately $30 million in cash, including related transaction costs. The facility is located in Chicago, Illinois and employs approximately 400 active hourly and salaried employees.
Joint venture arrangements
During the first quarter of 2006, a subsidiary of the Company formed a joint venture with a third-party company domiciled in Turkey, for the purpose of selling co-branded products in the surrounding region. As of July 1, 2006, the Company had contributed approximately $1.9 million in cash for a 50% equity interest in this arrangement. This Turkish joint venture is reflected in the consolidated financial statements on the equity basis of accounting. Accordingly, the Company records its share of the earnings or loss from this arrangement as well as other direct transactions with or on behalf of the joint venture entity such as product sales and certain administrative expenses. Results for the year-to-date period were insignificant.

Goodwill and other intangible assets
Intangible assets subject to amortization

(millions)	Gross carrying amount		Accumulated amortization

	July 1,	December 31,	July 1,	December 31,
	2006	2005	2006	2005

Trademarks	$29.5	$29.5	$20.9	$20.5
Other	29.1	29.1	27.4	27.1

Total	$58.6	$58.6	$48.3	$47.6

	July 1,	July 2,
Amortization expense (a)	2006	2005

Quarter	$0.4	$0.4

Year-to-date	$0.7	$0.8

(a)	The currently estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately $1.5 per year.
Intangible assets not subject to amortization

(millions)	Total carrying amount

	July 1,	December 31,
	2006	2005

Trademarks	$1,410.2	$1,410.2
Other	16.8	17.0

Total	$1,427.0	$1,427.2

Changes in the carrying amount of goodwill

				Asia Pacific
(millions)	United States	Europe	Latin America	(a)	Consolidated

December 31, 2005	$3,453.2	—	—	$2.1	$3,455.3
Purchase accounting adjustments (b)	(6.5)	—	—	—	(6.5)
Other	(0.1)	—	—	—	(0.1)

July 1, 2006	$3,446.6	—	—	$2.1	$3,448.7

(a)	Includes Australia and Asia.

(b)	Relates principally to the recognition of an acquired tax benefit arising from the purchase of Keebler Foods Company in 2001.
Note 3 Cost-reduction initiatives
The Company undertakes cost-reduction initiatives as part of its sustainable growth model of earnings reinvestment for reliability in meeting long-term growth targets. Initiatives undertaken must meet certain pay-back and internal rate of return (IRR) targets. Each cost-reduction initiative is normally of relatively short duration and once completed, begins to deliver cash savings and/or reduced depreciation, which is then used to fund new initiatives. To implement these programs, the Company has incurred various up-front costs, including asset write-offs, exit charges, and other project expenditures.
As discussed on page 31 of the Company’s 2005 Annual Report, during 2005, the Company undertook an initiative to consolidate U.S. bakery capacity, resulting in the closure and sale of its Des Plaines, Illinois facility in late 2005 and closure of its Macon, Georgia facility in April 2006, with sale currently pending. Related to this initiative, the Company incurred up-front costs of approximately $80 million in 2005, including $16 million for the present value of a projected multiemployer plan withdrawal liability associated with closure of the Macon facility. Management expects to incur an additional $35 million in 2006, comprised of approximately two-thirds cash costs and one-third asset write-offs. This amount includes a $4 million increase in the Company’s estimated pension withdrawal liability to $20 million, recorded in the second quarter of 2006, attributable principally to investment loss experienced during 2005 in conjunction with increased benefit levels for all participating employers. The final calculation of this liability is pending full-year 2007 employee hours attributable to the Company’s remaining participation in this plan, and is therefore subject to adjustment in early 2008. The associated cash obligation is payable to the pension fund over a 20-year maximum period; management has not currently determined the actual period over which the payments will be made.

Up-front costs recorded in the current period were attributable to this bakery consolidation initiative. Up-front costs recorded in the prior-year period were attributable to this same initiative, as well as the final stages of a veggie-foods capacity consolidation project. Costs recorded in both periods were classified in cost of goods sold within the Company’s North American operating segment. Cost of goods sold for the quarter and year-to-date periods ended July 1, 2006, included total program-related charges of approximately $20 million and $27 million, respectively. The total year-to-date amount for 2006 was comprised of $12 million of asset write-offs, $4 million attributable to the aforementioned multiemployer plan withdrawal liability, and $11 million of cash expenditures, which consisted principally of production relocation and severance costs. Cost of goods sold for the quarter and year-to-date periods ended July 2, 2005, included total program-related charges of approximately $20 million and $47 million, respectively. The total year-to-date amount for 2005 was comprised of approximately $16 million for the aforementioned multiemployer pension plan withdrawal liability, $19 million of asset write-offs, and $12 million for severance and other cash expenditures.
Exit cost reserves were approximately $3 million at July 1, 2006, as compared to $13 million at December 31, 2005. These reserves consisted principally of severance obligations associated with projects commenced in 2005, which are expected to be paid out in 2006.
Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, and charitable donations. Other income for the year-to-date period ended July 1, 2006, was $9.4 million, as compared to other expense for the year-to-date period ended July 2, 2005, of $13.5 million. The favorable year-over-year variance of approximately $23 million was attributable principally to foreign exchange transactions and certain significant charges in the prior-year period. Other income (expense), net for the year-to-date period ended July 2, 2005, included a charge of $6 million for a donation to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, and a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. The carrying value of all held-for-sale assets at July 1, 2006, was insignificant.
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

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2006
Basic	$266.5	394.1	$.68
Dilutive potential common shares	—	2.5	(.01)

Diluted	$266.5	396.6	$.67

2005
Basic	$259.0	412.0	$.63
Dilutive potential common shares	—	3.8	(.01)

Diluted	$259.0	415.8	$.62

Year-to-date		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2006
Basic	$540.6	396.5	$1.36
Dilutive potential common shares	—	2.6	(.01)

Diluted	$540.6	399.1	$1.35

2005
Basic	$513.7	412.5	$1.25
Dilutive potential common shares	—	4.0	(.02)

Diluted	$513.7	416.5	$1.23

During the year-to-date period ended July 1, 2006, the Company issued 3.9 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 7. To offset these issuances and for general corporate purposes, the Company’s Board of Directors has authorized management to repurchase up to $650 million of the Company’s common stock during 2006. In connection with this authorization, during the year-to-date period ended July 1, 2006, the Company spent $579.9 million to repurchase approximately 13.5 million shares. This activity consisted principally of a February 21, 2006, private transaction with the W. K. Kellogg Foundation Trust to repurchase approximately 12.8 million shares for $550 million.
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

Quarter

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2006
Net earnings			$266.5
Other comprehensive income:
Foreign currency translation adjustments	(23.9)	—	(23.9)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	2.4	(0.8)	1.6
Reclassification to net earnings	2.6	(1.0)	1.6
Minimum pension liability adjustments	(0.4)	0.2	(0.2)

	(19.3)	(1.6)	(20.9)

Total comprehensive income			$245.6

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2005
Net earnings			$259.0
Other comprehensive income:
Foreign currency translation adjustments	(26.3)	—	(26.3)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(3.3)	1.1	(2.2)
Reclassification to net earnings	5.1	(1.4)	3.7
Minimum pension liability adjustments	2.6	(1.0)	1.6

	(21.9)	(1.3)	(23.2)

Total comprehensive income			$235.8

Year-to-date

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2006
Net earnings			$540.6
Other comprehensive income:
Foreign currency translation adjustments	(37.9)	—	(37.9)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	5.5	(1.8)	3.7
Reclassification to net earnings	4.6	(1.7)	2.9
Minimum pension liability adjustments	(0.4)	0.2	(0.2)

	(28.2)	(3.3)	(31.5)

Total comprehensive income			$509.1

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2005
Net earnings			$513.7
Other comprehensive income:
Foreign currency translation adjustments	(56.6)	—	(56.6)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(0.2)	0.4	0.2
Reclassification to net earnings	14.0	(4.8)	9.2
Minimum pension liability adjustments	3.0	(1.0)	2.0

	(39.8)	(5.4)	(45.2)

Total comprehensive income			$468.5

Accumulated other comprehensive income (loss) as of July 1, 2006, and December 31, 2005, consisted of the following:

	July 1,	December 31,
(millions)	2006	2005

Foreign currency translation adjustments	$(457.4)	$(419.5)
Cash flow hedges — unrealized net loss	(25.6)	(32.2)
Minimum pension liability adjustments	(124.6)	(124.4)

Total accumulated other comprehensive income (loss)	$(607.6)	$(576.1)

Note 6 Debt
On July 1, 2005, the Company redeemed $723.4 million of long-term debt, representing the remaining principal balance of its 6.0% U.S. Dollar Notes due April 1, 2006. A related charge of approximately $14 million, primarily representing redemption premium, was recorded in interest expense during the quarter ended July 2, 2005.
Note 7 Stock compensation
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
For the quarter ended July 1, 2006, compensation expense for all types of equity-based programs and the related income tax benefit recognized was $23.0 million and $8.1 million, respectively. Year-to-date, pre-tax stock-based compensation expense was $44.9 million and the related tax benefit was $16.1 million. As a result of adopting SFAS No. 123(R) in 2006, the Company’s reported pre-tax stock-based compensation expense for the quarter was $17.7 million higher (with net earnings and net earnings per share (basic and diluted) correspondingly lower by $11.5 million and $.03, respectively) than if it had continued to account for its equity-based programs under APB No. 25. Similarly, year-to-date results were incrementally reduced by pre-tax stock-based compensation expense of $33.1 million ($21.4 million after tax or $.06 per share). Amounts for the prior-year periods are presented in the following table in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and related Interpretations. Reported amounts consist principally of expense recognized for executive performance share and restricted stock awards; pro forma amounts are attributable primarily to stock option grants.

		Year-to-date period
	Quarter ended	ended
(millions, except per share data)	July 2, 2005	July 2, 2005

Stock-based compensation expense, pre-tax:
As reported	$6.4	$9.7
Pro forma	$23.4	$38.3

Associated income tax benefit recognized:
As reported	$2.3	$3.5
Pro forma	$8.5	$13.9

Stock-based compensation expense, net of tax:
As reported	$4.1	$6.2
Pro forma	$14.9	$24.4

Net earnings:
As reported	$259.0	$513.7
Pro forma	$248.2	$495.5

Basic net earnings per share:
As reported	$.63	$1.25
Pro forma	$.60	$1.20

Diluted net earnings per share:
As reported	$.62	$1.23
Pro forma	$.60	$1.19

As of July 1, 2006, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $59 million and the weighted-average period over which this amount is expected to be recognized was approximately 1.5 years.
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
Cash flows realized in the periods presented are included in the following table. Within this table, the 2006 windfall tax benefit of $8.7 million represents the year-to-date operating cash flow reduction (and financing cash flow increase) related to the Company’s adoption of SFAS No. 123(R) in 2006. Cash used by the Company to settle equity instruments granted under stock-based awards was insignificant.

	Year-to-date period ended
	July 1,	July 2,
(millions)	2006	2005

Total cash received from option exercises and similar instruments	$116.2	$184.2

Tax benefits realized upon exercise or vesting of stock-based awards:
Windfall benefits classified as financing cash flow	$8.7	n/a
Other amounts classified as operating cash flow	7.9	23.7

Total	$16.6	$23.7

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
For the periods presented, management estimated the fair value of each annual stock option award on the date of grant using a lattice-based option valuation model. Due to the already-vested status and short expected term of reload options, management used a Black-Scholes model to value such awards. Composite assumptions, which are not materially different for each of the two models, are presented in the following table. Weighted-average values are disclosed for certain inputs which incorporate a range of assumptions. Expected volatilities are based principally on historical volatility of the Company’s stock, and to a lesser extent, on implied volatilities from traded options on the Company’s stock. For the lattice-based model, historical volatility corresponds to the contractual term of the options granted; whereas, for the Black-Scholes model, historical volatility corresponds to the expected term. The Company generally uses historical data to estimate option exercise and employee termination within the valuation models; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted (which is an input to the Black-Scholes model and an output from the lattice-based model) represents the period of time that options granted are expected to be outstanding; the weighted-average expected term for all employee groups is presented in the following table. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

	July 1,	July 2,
Stock option valuation model assumptions for grants within the year-to-date period ended:	2006	2005

Weighted-average expected volatility	19.33%	22.00%
Weighted-average expected term (years)	3.43	3.54
Weighted-average risk-free interest rate	4.66%	3.69%
Dividend yield	2.40%	2.40%

Weighed-average fair value of options granted	$7.14	$7.36

A summary of option activity for the year-to-date period ended July 1, 2006, is presented in the following table:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
Employee and director stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	28.8	$38
Granted	7.1	45
Exercised	(4.9)	36
Forfeitures	(0.2)	41
Expirations	(0.1)	45

Outstanding, end of period	30.7	$40	6.4	$245.6

Exercisable, end of period	23.2	$39	5.5	$208.8

The total intrinsic value of options exercised during the year-to-date period ended July 1, 2006, was approximately $48 million; that attributable to options exercised during the year-to-date period ended July 2, 2005, was approximately $74 million.
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

In the periods presented, the Company also granted restricted stock and restricted stock units to eligible employees. Restrictions with respect to sale or transferability generally lapse after three years and the grantee is normally entitled to receive shareholder dividends during the vesting period. During the periods presented, management estimated the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock activity for the year-to-date period ended July 1, 2006, is presented in the following table:

		Weighted-
		average
	Shares	grant-date
Employee restricted stock and restricted stock units	(thousands)	fair value

Non-vested, beginning of period	447	$39
Granted	81	45
Vested	(77)	35
Forfeited	(2)	43

Non-vested, end of period	449	$41

The total fair value of restricted stock and restricted stock units vesting in the year-to-date periods ended July 1, 2006 and July 2, 2005, was approximately $3 million and $2 million, respectively.
Note 8 Employee benefits
The Company sponsors a number of U.S. and foreign pension, other postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 36 to 39 of the Company’s 2005 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended		Year-to-date period ended
(millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost	$22.7	$19.4	$45.9	$40.3
Interest cost	42.6	40.0	84.0	80.6
Expected return on plan assets	(62.9)	(57.7)	(124.9)	(115.8)
Amortization of unrecognized prior service cost	3.2	2.0	6.3	4.0
Recognized net loss	19.9	16.2	38.6	33.1
Other	—	0.6	0.2	0.9

Total pension expense — Company plans	$25.5	$20.5	$50.1	$43.1

In reference to the preceding table, Company plan expense does not include charges of $4 million recorded in the second quarter of 2006 and $16 million recorded in the first quarter of 2005, attributable to a multiemployer plan withdrawal liability. Refer to Note 3 for further information.
Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost	$4.1	$3.4	$8.6	$6.9
Interest cost	16.5	14.5	32.8	29.1
Expected return on plan assets	(14.6)	(10.9)	(29.1)	(20.5)
Amortization of unrecognized prior service cost	(0.5)	(0.7)	(1.2)	(1.4)
Recognized net loss	7.7	4.9	15.3	9.9

Postretirement benefit expense	$13.2	$11.2	$26.4	$24.0

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Service cost	$1.0	$1.1	$2.2	$2.2
Interest cost	0.5	0.6	1.0	1.0
Recognized net loss	0.9	1.3	1.8	2.3

Postemployment benefit expense	$2.4	$3.0	$5.0	$5.5

Management currently plans to contribute approximately $36 million to its defined benefit pension plans and $20 million to its retiree health and welfare benefit plans during 2006, for a total of $56 million. During 2005, the Company contributed approximately $156 million to defined benefit pension plans and $241 million to retiree health and welfare benefit plans, for a total of $397 million. Plan funding strategies are periodically modified to reflect management’s current evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 9 Income taxes
The consolidated effective income tax rate for the quarter and year-to-date periods ended July 1, 2006, were approximately 31% and 32%, respectively, as compared to approximately 33% for the prior-year periods. The current-period provision for income taxes included two significant, but partially-offsetting, discrete adjustments. First, during the current period, the Company revised its repatriation plan for certain foreign earnings, giving rise to an incremental net tax cost of $18 million. Secondly, the Company adjusted its reserves for uncertain tax positions related principally to closure of several domestic tax audits during the current period, resulting in a net tax benefit of $25 million.
Note 10 Operating segments
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

	Quarter ended		Year-to-date period ended
(millions)	July 1,	July 2,	July 1,	July 2,
(Results are unaudited)	2006	2005	2006	2005

Net sales
North America	$1,859.0	$1,706.6	$3,724.1	$3,422.4
Europe	558.7	535.9	1,074.3	1,063.8
Latin America	224.9	208.5	439.6	396.3
Asia Pacific (a)	131.3	136.2	262.4	277.0

Consolidated	$2,773.9	$2,587.2	$5,500.4	$5,159.5

Segment operating profit
North America	$327.0	$329.3	$678.7	$653.3
Europe	101.1	95.9	187.8	189.2
Latin America	57.9	52.4	113.4	100.5
Asia Pacific (a)	20.7	22.5	42.3	51.2
Corporate	(45.5)	(27.6)	(88.5)	(53.9)

Consolidated	$461.2	$472.5	$933.7	$940.3

(a)	Includes Australia and Asia.

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
For the quarter ended July 1, 2006, the Company achieved year-over-year net sales growth of 7%, with strong results in both its North America and International divisions. Diluted net earnings per share grew 8%, from $.62 in the second quarter of 2005 to $.67 in the current period. Year-to-date sales and earnings per share growth were also strong, at 7% and 10%, respectively.
At the beginning of 2006, we adopted SFAS No. 123(R) “Share-Based Payment,” which reduced our current-quarter operating profit by $17.7 million ($11.5 million after tax or $.03 per share), due primarily to recognition of compensation expense associated with employee and director stock option grants. Similarly, year-to-date operating profit was reduced by $33.1 million ($21.4 million after tax or $.06 per share). Correspondingly, our reported operating profit and net earnings growth for the current quarter and year-to-date periods were reduced by approximately 4%, with diluted net earnings per share growth reduced by nearly 5%. Refer to the section herein entitled “Stock compensation” for further information on the Company’s adoption of SFAS No. 123(R).

Net sales and operating profit
The following table provides an analysis of net sales and operating profit performance for the second quarter of 2006 versus 2005:

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2006 net sales	$1,859.0	$558.7	$224.9	$131.3	$—	$2,773.9

2005 net sales	$1,706.6	$535.9	$208.5	$136.2	$—	$2,587.2

% change - 2006 vs. 2005:
Volume (tonnage) (b)	5.3%	0.0%	4.2%	0.0%	—	4.0%
Pricing/mix	2.9%	4.2%	5.8%	-0.7%	—	3.0%

Subtotal — internal business	8.2%	4.2%	10.0%	-0.7%	—	7.0%
Foreign currency impact	0.7%	0.1%	-2.1%	-3.0%	—	0.2%

Total change	8.9%	4.3%	7.9%	-3.7%	—	7.2%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2006 operating profit	$327.0	$101.1	$57.9	$20.7	$(45.5)	$461.2

2005 operating profit	$329.3	$95.9	$52.4	$22.5	$(27.6)	$472.5

% change - 2006 vs. 2005:
Internal business	-1.7%	5.1%	13.6%	-5.2%	-0.6%	1.1%
SFAS No. 123(R) adoption impact (c)	0.0%	0.0%	0.0%	0.0%	-64.1%	-3.8%
Foreign currency impact	1.0%	0.3%	-3.0%	-3.1%	0.0%	0.3%

Total change	-0.7%	5.4%	10.6%	-8.3%	-64.7%	-2.4%

(a)	Includes Australia and Asia.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of recognizing compensation expense associated with employee and director stock option grants, as a result of the Company’s adoption of SFAS No. 123(R) “Share-based Payment” in 2006.
During the second quarter of 2006, consolidated net sales increased approximately 7%. Internal net sales (which excludes the impact of currency and, if applicable, acquisitions, dispositions, and shipping day differences) also grew 7%, building on a similar rate of internal growth during the second quarter of 2005. During the quarter, successful innovation and brand-building (advertising and consumer promotion) investment continued to drive broad-based sales growth in both our North American and International divisions.
Our North America operating segment reported net sales growth of nearly 9%, with internal growth across all major product groups. In fact, as of the second quarter of 2006, each of these three product groups (retail cereal, retail snacks, frozen and specialty channel) has delivered at least 10 quarters of consecutive year-over-year internal sales growth. These product groups achieved the following rates of internal sales growth in the current quarter: retail cereal +4%; retail snacks (wholesome snacks, cookies, crackers, toaster pastries, fruit snacks) +11%; frozen and specialty (food service, vending, convenience, drug stores, custom manufacturing) channels +9%. In addition to successful innovation and brand-building, we believe the motivation of our workforce to achieve strong in-store execution is key to attaining this long-term momentum within the current competitive environment.
Our International division collectively reported net sales growth of approximately 4% and internal growth of 5%. Both our European and Latin America operating segments continued to deliver strong internal sales growth, with leading dollar contributions from our UK, France, Mexico, and Venezuela business units. The internal sales decline in our Asia Pacific operating segment (which represents less than 5% of our consolidated results) was in comparison to 8% growth in the prior-year period and attributable principally to a product recall in Australia, as well as continued snacks category softness within that market.
Consolidated operating profit for the current quarter declined approximately 2%, with internal operating profit up 1% versus the prior-year period. Our measure of internal operating profit growth is consistent with our measure of internal sales growth, except that during 2006, internal operating profit growth also excludes the impact of incremental stock compensation expense associated with our adoption of SFAS No. 123(R). We are using this non-GAAP measure during our first year of adopting this FASB standard in order to assist investors in assessing the Company’s financial operating performance against comparative periods, which did not include stock option-related compensation expense. In the current quarter, corporate selling, general, and administrative expense (SGA) was higher and operating profit was lower by $17.7 million, reducing consolidated operating profit growth by approximately four percentage points. Refer to the section herein entitled “Stock compensation” for further information on the Company’s adoption of SFAS No. 123(R).

In relation to internal sales growth of 7%, this quarter’s internal operating profit growth of 1% was affected by significant cost pressures as discussed in the next section on gross margin performance, as well as comparative phasing of quarterly operating profit delivery versus the prior year. The shape of our quarterly operating profit delivery is expected to be relatively balanced throughout 2006; whereas, approximately 54% of our full-year 2005 operating profit was recognized during the first half of that year. Accordingly, we achieved low single-digit growth in operating profit for the first half of 2006, but expect mid single-digit growth for the full year of 2006, with the second- half growth in operating profit driven by fourth quarter results.
The following table provides an analysis of net sales and operating profit performance for the year-to-date periods of 2006 versus 2005. As a result of our adoption of SFAS No. 123(R) in 2006, year-to-date corporate selling, general, and administrative expense (SGA) was higher and operating profit was lower by $33.1 million, reducing consolidated operating profit growth by approximately four percentage points. Related to cost-reduction initiatives, our North American operating segment recorded $27 million of charges in the year-to-date period ended July 1, 2006, versus $47 million in the year-to-date period ended July 2, 2005, favorably contributing to our year-to-date internal rate of operating profit growth by two percentage points. Because we currently project the full-year 2006 investment in cost reduction initiatives to approximate the $90 million incurred in 2005, this favorable contribution is expected to reverse during the second half of 2006.

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2006 net sales	$3,724.1	$1,074.3	$439.6	$262.4	$—	$5,500.4

2005 net sales	$3,422.4	$1,063.8	$396.3	$277.0	$—	$5,159.5

% change - 2006 vs. 2005:
Volume (tonnage) (b)	5.4%	0.4%	5.3%	-0.5%	—	4.3%
Pricing/mix	2.9%	4.4%	5.0%	-0.6%	—	2.9%

Subtotal — internal business	8.3%	4.8%	10.3%	-1.1%	—	7.2%
Foreign currency impact	0.5%	-3.8%	0.6%	-4.2%	—	-0.6%

Total change	8.8%	1.0%	10.9%	-5.3%	—	6.6%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2006 operating profit	$678.7	$187.8	$113.4	$42.3	$(88.5)	$933.7

2005 operating profit	$653.3	$189.2	$100.5	$51.2	$(53.9)	$940.3

% change - 2006 vs. 2005:
Internal business	3.2%	2.9%	13.2%	-13.1%	-2.7%	3.3%
SFAS No. 123(R) adoption impact (c)	0.0%	0.0%	0.0%	0.0%	-61.4%	-3.5%
Foreign currency impact	0.7%	-3.6%	-0.4%	-4.3%	0.0%	-0.5%

Total change	3.9%	-0.7%	12.8%	-17.4%	-64.1%	-0.7%

(a)	Includes Australia and Asia.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of recognizing compensation expense associated with employee and director stock option grants, as a result of the Company’s adoption of SFAS No. 123(R) “Share-based Payment” in 2006.

Margin performance
Margin performance for the second quarter and year-to-date periods of 2006 versus 2005 is presented in the following table:

			Change
			vs. prior
Quarter	2006	2005	year (pts.)

Gross margin	44.5%	46.3%	-1.8

SGA% (a)	-27.9%	-28.0%	0.1

Operating margin	16.6%	18.3%	-1.7

			Change
			vs. prior
Year-to-date	2006	2005	year (pts.)

Gross margin	44.2%	45.2%	-1.0

SGA% (a)	-27.2%	-27.0%	-0.2

Operating margin	17.0%	18.2%	-1.2

(a)	Selling, general, and administrative expense as a percentage of net sales.
Our long-term goal is to achieve annual improvements in gross margin and to reinvest this growth in brand-building and innovation expenditures, so as to maintain a relatively steady operating margin. Our strategy for expanding our gross margin is to manage external cost pressures through sales-driven operating leverage, product pricing and mix improvements, productivity savings, and technological initiatives to reduce the cost of product ingredients and packaging. Particular interim periods may not reflect our long-term goal as was the case for the second quarter and year-to-date periods of 2006, in which our consolidated gross margin declined 180 and 100 basis points, respectively, versus the prior-year periods. Our current-period gross margin results were significantly impacted by higher prices for fuel, energy, and commodities, as well as increased employee benefit costs. In the aggregate, these input cost pressures reduced our consolidated gross margin by approximately 160 basis points in both the quarter and year-to-date periods. For the quarter, our gross margin performance was further impacted by unfavorable category weighting versus the prior year, which was more than offset by productivity savings in the year-to-date period.
Partially offsetting these unfavorable factors, the year-over-year decline in upfront costs related to cost-reduction initiatives contributed favorably to our year-to-date gross margin performance by approximately 40 basis points. As further discussed in the section herein entitled “Cost-reduction initiatives“, cost of goods sold for the first half of 2006 included program-related charges of $27 million, as compared to $47 million in the first half of 2005. Based on projections for full-year 2006 investment in cost reduction initiatives, we currently expect this phenomenon to reverse during the second half of the year.
As discussed on page 22 of our 2005 Annual Report on Form 10-K, we use the combination of derivatives and supplier contracts to fix the price in a desired percentage of our raw material purchases over the contractual periods. Principally as a result of actions taken during the quarter ended July 1, 2006, our major raw material costs are substantially fixed for the second half of 2006, which provides us with significant visibility to our cost exposures for the remainder of the year. Taking into account these hedged positions, our profitability projections for full-year 2006 currently include an aggregate, unfavorable gross margin impact from fuel, energy, commodity, and benefit costs of 180-190 basis points, resulting in an unprecedented level of cost pressure that we do not currently expect to be able to fully offset through price increases and pay-back from prior investment. Accordingly, we currently expect our full-year 2006 gross margin to be approximately 50 basis points lower than the full-year 2005 level of 44.9%.
For the quarter ended July 1, 2006, both our SGA% and operating profit margin were affected by our fiscal 2006 adoption of SFAS No. 123(R). During the current quarter and year-to-date periods, we reported incremental stock compensation expense of $17.7 million and $33.1 million, respectively, which increased our SGA% and reduced our operating margin by approximately 60 basis points. This first half impact is generally consistent with our expectations regarding full-year 2006 margin dynamics. Refer to the section herein entitled “Stock compensation” for further information on this subject.
Cost-reduction initiatives
We undertake cost-reduction initiatives as part of our sustainable growth model of earnings reinvestment for reliability in meeting long-term growth targets. Initiatives undertaken must meet certain pay-back and internal rate of return (IRR) targets. Each cost-reduction initiative is normally of relatively short duration and once completed, begins to deliver cash savings and/or reduced depreciation, which is then used to fund new initiatives. To implement these programs, we have incurred various up-front costs, including asset write-offs, exit charges, and other project expenditures.

As discussed on page 31 of the Company’s 2005 Annual Report, during 2005, we undertook an initiative to consolidate U.S. bakery capacity, resulting in the closure and sale of our Des Plaines, Illinois facility in late 2005 and closure of our Macon, Georgia facility in April 2006, with sale currently pending. Related to this initiative, we incurred up-front costs of approximately $80 million in 2005, including $16 million for the present value of a projected multiemployer plan withdrawal liability associated with closure of the Macon facility. We expect to incur an additional $35 million in 2006, comprised of approximately two-thirds cash costs and one-third asset write-offs. This amount includes a $4 million increase in our estimated pension withdrawal liability to $20 million, recorded in the second quarter of 2006, attributable principally to investment loss experienced during 2005 in conjunction with increased benefit levels for all participating employers. The final calculation of this liability is pending full-year 2007 employee hours attributable to the Company’s remaining participation in this plan, and is therefore subject to adjustment in early 2008. The associated cash obligation is payable to the pension fund over a 20-year maximum period; we have not currently determined the actual period over which the payments will be made.
Other potential initiatives to be commenced in 2006 are still in the planning stages and individual actions will be announced as management commits to these discretionary investments. Our 2006 earnings forecast currently includes incurred and projected charges related to current and potential cost-reduction initiatives of $90 million or $.15 per share, which is comparable to the actual full-year 2005 impact. Except for the portion attributable to the aforementioned U.S. snacks bakery consolidation of $35 million, the specific cash versus non-cash mix or cost of goods sold versus SGA impact of the remaining $55 million has not yet been determined. The actual amount of up-front costs incurred in 2006 could be impacted by timing or reprioritization of certain proposed projects. Any reduction in total costs versus the current estimate could favorably impact our 2006 financial results.
Up-front costs recorded in the current period were attributable to the bakery consolidation initiative. Up-front costs recorded in the prior-year period were attributable to this same initiative, as well as the final stages of a veggie-foods capacity consolidation project. Costs recorded in both periods were classified in cost of goods sold within the Company’s North American operating segment. Cost of goods sold for the quarter and year-to-date periods ended July 1, 2006, included total program-related charges of approximately $20 million and $27 million, respectively. The total year-to-date amount for 2006 was comprised of $12 million of asset write-offs, $4 million for the aforementioned multiemployer pension withdrawal liability, and $11 million of cash expenditures, which consisted principally of production relocation and severance costs. Cost of goods sold for the quarter and year-to-date periods ended July 2, 2005, included total program-related charges of approximately $20 million and $47 million, respectively. The total year-to-date amount for 2005 was comprised of approximately $16 million for the aforementioned multiemployer pension plan withdrawal liability, $19 million of asset write-offs, and $12 million for severance and other cash expenditures.
Exit cost reserves were approximately $3 million at July 1, 2006, as compared to $13 million at December 31, 2005. These reserves consisted principally of severance obligations associated with projects commenced in 2005, which are expected to be paid out in 2006.
Interest expense
Interest expense for the current year-to-date period was $151.7 million, as compared to $165.1 million in the prior-year period. The prior-period amount includes a charge of approximately $14 million related to the early redemption of long-term debt. We currently expect our full-year 2006 interest expense to be approximately even with the full-year 2005 amount of $300.3 million.
Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, and charitable donations. Other income for the year-to-date period ended July 1, 2006, was $9.4 million, as compared to other expense for the year-to-date period ended July 2, 2005, of $13.5 million. The favorable year-over-year variance of approximately $23 million was attributable principally to foreign exchange transactions and certain significant charges in the prior-year period. Other income (expense), net for the year-to-date period ended July 2, 2005, included a charge of $6 million for a donation to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, and a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. The carrying value of all held-for-sale assets at July 1, 2006, was insignificant.
Income taxes
The consolidated effective income tax rate for the quarter and year-to-date periods ended July 1, 2006, were approximately 31% and 32%, respectively, as compared to approximately 33% for the prior-year periods. The current-quarter provision for income taxes included two significant but partially-offsetting, discrete adjustments.

First, during the current period, we revised our repatriation plan for certain foreign earnings, giving rise to an incremental net tax cost of $18 million. Secondly, we adjusted our reserves for uncertain tax positions related to closure of several domestic tax audits during the current period and other related items, resulting in a net tax benefit of $25 million. Our full-year 2006 consolidated effective income tax rate is currently projected to be approximately 32%.
Liquidity and capital resources
Our principal source of liquidity is operating cash flows, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs. The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle is relatively short; although receivable collection patterns vary around the world, in the United States, our days sales outstanding (DSO) has recently averaged 19-20 days. As a result, our operating cash flow should generally reflect our net earnings over time, although the specific performance for any interim period may be significantly affected by the level of benefit plan contributions, working capital movements (operating assets and liabilities) and other factors.

	Year-to-date period ended
	July 1,	July 2,	Change versus
(dollars in millions)	2006	2005	prior year

Operating activities
Net earnings	$540.6	$513.7	5.2%

Items in net earnings not requiring (providing) cash:
Depreciation and amortization	172.8	194.8
Deferred income taxes	(2.4)	(73.7)
Other (a)	74.3	123.9

Net earnings after non-cash items	785.3	758.7	3.5%

Pension and other postretirement benefit plan contributions	(29.6)	(69.8)
Changes in operating assets and liabilities:
Core working capital (b)	(177.8)	(115.7)
Other working capital	(76.1)	14.2

	(253.9)	(101.5)

Net cash provided by operating activities	$501.8	$587.4	-14.6%

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Inventory and trade receivables less trade payables.
For the first half of 2006, our operating cash flow declined by approximately $86 million, versus the level achieved in the first half of 2005. As presented in this preceding table, this decline was due principally to unfavorable movements in our core working capital balance, with non-cash variances in all other line items within the table relationally netting out. As an example, the unfavorable movement in other working capital is driven by a decline in current income tax liabilities, but is largely offset by corresponding movements in deferred income taxes and earnings. In comparison to the prior-year period, approximately one-half of the unfavorable movement in core working capital is related to trade payables performance. At July 1, 2006, our consolidated trade payables balance is within $5 million of the balance at year-end 2005. In contrast, throughout 2005, our trade payables balance increased from a historically low level at the end of 2004. The remainder of the unfavorable movement in core working capital is related to a slight increase in DSO for our trade receivables and higher commodity prices for our raw material and packaging inventories. Our consolidated inventory balances have also been unfavorably affected as we continue to serve our customers within existing U.S. capacity. Despite this unfavorable movement in the absolute balance, average core working capital for the trailing fifty-two weeks was 6.9% of net sales, slightly improved from 7.0% as of December 31, 2005. While our long-term goal is to continue to improve this metric, we no longer expect movements in the absolute balance of core working capital to represent a significant source of operating cash flow.

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

	Year-to-date period ended		Change
	July 1,	July 2,	versus
(dollars in millions)	2006	2005	prior year

Net cash provided by operating activities	$501.8	$587.4
Additions to properties	(162.1)	(113.0)

Cash flow	$339.7	$474.4	-28.4%

Our first half 2006 cash flow (as defined) declined approximately 28% versus the prior year, attributable to the year-over-year reduction in operating cash flow, as previously discussed, and increased spending for selected capacity expansions to accommodate our Company’s strong sales growth over the past several years. We expect this trend to continue in the near term, with projected 2006 property expenditures of approximately 4.0% of net sales, as compared to 3.7% for full-year 2005. The lower amount of first half 2006 cash flow was anticipated in our plan and we currently expect our cash flow for full-year 2006 to be $900-$975 million, which represents an increase over the full-year 2005 amount of approximately $125-$200 million. We expect this increase to be funded principally by a decline in benefit plan contributions versus the prior year, partially offset by a slight increase in capital spending as a percentage of sales.
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
Our Board of Directors has authorized stock repurchases for general corporate purposes and to offset issuances for employee benefit programs of up to $650 million for 2006. In connection with this authorization, during the year-to-date period ended July 1, 2006, we spent $579.9 million to repurchase approximately 13.5 million shares. This activity consisted principally of a February 21, 2006, private transaction with the W. K. Kellogg Foundation Trust to repurchase approximately 12.8 million shares for $550 million.
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
At July 1, 2006, our total debt was approximately $5.4 billion, as compared to $4.9 billion at December 31, 2005. This increase is related principally to the significant level of stock repurchase activity during the first quarter, which we believe represents an interim peak in relation to our forecasted debt balance at year-end 2006 of approximately $5.0 billion. Primarily due to our prioritization of other uses of cash flow such as share repurchase, plus the aforementioned need to selectively invest in production capacity, we do not expect to reduce our total debt balance during 2006, but remain committed to net debt reduction (total debt less cash) over the long term.
We believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected growth opportunities, through our strong cash flow, our program of issuing short-term debt, and maintaining credit facilities on a global basis. Our significant long-term debt issues do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit its access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our credit facilities, which are in amounts sufficient to cover our outstanding commercial paper balance, which was $1.5 billion at July 1, 2006. In addition, assuming continuation of market liquidity, we believe it would be possible to term out certain short-term maturities or obtain additional credit facilities such that the Company could further extend its ability to meet its long-term borrowing obligations through 2008.

Critical accounting policies and significant accounting estimates
Stock compensation
In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment,” which generally requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. We adopted SFAS No. 123(R) as of the beginning of our 2006 fiscal year, using the modified prospective method. Accordingly, prior years were not restated, but our 2006 results include compensation expense associated with unvested equity-based awards, which were granted prior to 2006. With the adoption of this pronouncement, stock-based compensation represents a significant accounting policy of the Company, which is further described in Note 7 within Notes to the Consolidated Financial Statements.
For 2006, our adoption of SFAS No. 123(R) has resulted in an increase in the Company’s SGA expense (principally within corporate operations) and a corresponding reduction to earnings and net earnings per share, due primarily to recognition of compensation expense associated with employee and director stock option grants. No such expense was recognized under our previous accounting method in pre-2006 periods; however, we were required to disclose pro forma results under the alternate fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation.” Using reported results for 2006 and pro forma results for 2005, the comparable impact of stock compensation expense is presented in the following table:

(millions except per share data)
	Stock-based
Quarter ended	compensation expense		Diluted EPS
	Pre-tax	Net of tax	Impact

July 1, 2006:
As reported comparable	$5.3	$3.4	$0.01
SFAS No. 123(R) adoption impact	17.7	11.5	0.03

As reported total	$23.0	$14.9	$0.04

July 2, 2005:
As reported comparable	$6.4	$4.1	$0.01
Pro forma incremental	17.0	10.8	0.02

Pro forma total	$23.4	$14.9	$0.03

	Stock-based
Year-to-date period ended	compensation expense		Diluted EPS
	Pre-tax	Net of tax	Impact

July 1, 2006:
As reported comparable	$11.8	$7.4	$0.01
SFAS No. 123(R) adoption impact	33.1	21.4	0.06

As reported total	$44.9	$28.8	$0.07

July 2, 2005:
As reported comparable	$9.7	$6.2	$0.02
Pro forma incremental	28.6	18.2	0.04

Pro forma total	$38.3	$24.4	$0.06

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
We estimate the fair value of each stock option award on the date of grant using a lattice-based option valuation model for annual grants and a Black-Scholes model for reload grants. These models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. Our methods for selecting these valuation assumptions are explained in Note 7 within Notes to Consolidated Financial Statements. In particular, our estimate of stock price volatility is based principally on historical volatility of the options granted, and to a lesser extent, on implied volatilities from traded options on the Company’s stock. For the lattice-based model, historical volatility corresponds to the 10-year contractual term of the options granted; whereas, for the Black-Scholes model, historical volatility corresponds to the expected term, which is currently 2.5 years. We decided to rely more heavily on historical volatility due to the greater availability of data and reliability of trends over longer periods of time, as compared to the terms of more thinly traded options, which rarely extend beyond two years. Recent historical volatilities using weekly price observations have ranged from approximately 23% for 10 years to 13% for 2.5 years. In comparison, implied volatilities currently average approximately 17% for traded options with terms in excess of six months. Based on this data, our weighted-average composite volatility assumption for purposes of valuing our option grants in the year-to-date period was 19.3%, as compared to 22.0% for the comparable prior-year period. All other assumptions held constant, a one percentage point increase or decrease in our year-to-date volatility assumption would increase or decrease the grant-date fair value of our 2006 option awards by approximately 4%.
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
SFAS No. 123(R) also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Statement of Cash Flows as a financing (rather than an operating) cash flow. If this standard had been adopted in 2005, operating cash flow would have been lower (and financing cash flow would have been higher) by approximately $20 million as a result of this provision. For the first half of 2006, the corresponding reduction in operating cash flow attributable to windfall tax benefits classified as financing cash flows was $8.7 million. The actual impact on full-year 2006 operating cash flow will depend, in part, on the volume of employee stock option exercises during the year and the relationship between the exercise-date market value of the underlying stock and the original grant-date fair value previously determined for financial reporting purposes.
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

Employee postretirement benefits
In late 2005, the FASB commenced a project to comprehensively reconsider guidance in FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” in order to improve the reporting of pensions and other postretirement benefit plans in the financial statements by making information more useful and transparent for investors and other users. The FASB has organized this project in two phases: the first phase principally addresses balance sheet reporting of benefit plan obligations; the second phase will address a variety of issues in light of international convergence including measurement of obligations and recognition of costs.
To complete Phase I of this project, the FASB issued a proposed standard in May 2006, which is expected to be finalized by September 2006 and proposed to be retrospectively effective for fiscal years ending after December 15, 2006. The proposed standard would require company plan sponsors to display the net over- or under-funded position of a defined postretirement benefit plan as an asset or liability, with any unrecognized past service cost or experience gains/losses reported as a component of other comprehensive income in shareholder’s equity. In contrast, under existing guidance, such unrecognized amounts are, in many cases, carried off-balance sheet, resulting in a disparity between plan balance sheet positions versus the funded status disclosed in financial statement footnotes.
Assuming this standard is finalized as currently proposed, we expect its application to materially affect the balance sheet display of the Company’s postretirement and postemployment benefit plan obligations, beginning with its annual 2006 financial statements. As of December 31, 2005, the Company had net unrecognized past service cost and experience losses totaling approximately $1.2 billion. Under the proposed standard, this unrecognized amount, net of deferred tax effect, would be recorded in other comprehensive income; thereby, reducing consolidated net assets and shareholder’s equity by approximately $.8 billion as of that date. The actual impact on the Company’s 2006 balance sheet position will vary, depending on factors affecting remeasurement of plan assets and obligations as of its fiscal year end. We do not believe this impact is economically significant in that the Company’s net earnings, cash flow, liquidity, debt covenants, and plan funding requirements are not affected by this proposed change in accounting principle.
Future outlook & forward-looking statements
Our long-term annual growth targets are low single-digit for internal net sales, mid single-digit for internal operating profit, and high single-digit for net earnings per share. We currently expect to exceed our long-term internal sales growth target in 2006, principally attributable to continued strong innovation performance in North America and rapid category expansion in Latin America. For 2006, we currently expect the reported growth in operating profit to be reduced by approximately four percentage points and the reported increase in net earnings per share to be dampened by approximately $.10, due to the adoption of SFAS No. 123(R), as discussed in the section herein entitled “Stock compensation.” Excluding these impacts, we otherwise expect to meet our long-term annual growth targets for internal operating profit and net earnings per share for 2006. In addition, we remain committed to growing our brand-building investment faster than our targeted rate of sales growth on a long-term basis. Because we expect to exceed our sales growth target in 2006, the projected increase in brand-building investment for 2006 is comparable to that higher sales growth forecast.
Our Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements, and growth; sales, gross margins, brand-building expenditures and other costs, operating profit, and earnings per share; asset write-offs and expenditures related to cost-reduction initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; future common stock repurchases; debt issuances or reduction; effective income tax rate; cash flow and core working capital improvements; capital expenditures; interest expense; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. In addition, our future results could be affected by a variety of other factors, including:

▪	the impact of competitive conditions;

▪	the effectiveness of pricing, advertising, and promotional programs;

▪	the success of innovation and new product introductions;

▪	the recoverability of the carrying value of goodwill and other intangibles;

▪	the success of productivity improvements and business transitions;

▪	fuel, energy, and commodity (ingredient and packaging) prices;

▪	labor wage and benefit costs;

▪	the availability of and interest rates on short-term financing;

▪	actual market performance of benefit plan trust investments;

▪	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

▪	the underlying price and volatility of the Company’s common stock and the impact of other variables affecting the valuation of equity-based employee awards, such as interest rates and exercise behavior;

▪	changes in consumer behavior and preferences;

▪	the effect of U.S. and foreign economic conditions on items such as interest rates, taxes and tariffs, currency conversion and availability;

▪	legal and regulatory factors; and,

▪	business disruption or other losses from war, terrorist acts, or political unrest.
Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to disclosures contained on pages 21-22 of the Company’s 2005 Annual Report on Form 10-K. In addition to the price hedging strategies discussed therein, during the first half of 2006, the Company entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in its manufacturing processes. The notional amount of the swaps totaled approximately $209 million, which currently equates to approximately 50% of the Company’s North America manufacturing needs, and is priced based on the NYMEX index. Assuming a 10% decrease in the price of natural gas as of the end of the current quarterly reporting period, our settlement obligation under this swap would have increased by approximately $14 million.
Item 4. Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure under Rules 13a-15(e) and 15d-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of July 1, 2006, management carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
During the last fiscal quarter, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

KELLOGG COMPANY
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The risk factors disclosed in Part I, Item 1A to our Annual report on Form 10-K for the fiscal year ended December 31, 2005, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to the Company or that the Company deems to be immaterial could also materially adversely affect our business, financial condition, or results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(e) Issuer Purchases of Equity Securities
(millions, except per share data)

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	(a) Total Number	(b) Average	Announced	Purchased
	of Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
Month #1: 4/2/06-4/29/06	.1	$43.94	.1	$70.1
Month #2: 4/30/06-5/27/06	1.1	47.17	1.1	$70.1
Month #3: 5/28/06-7/1/06	.4	47.31	.4	$70.1

Total (1)	1.6	$47.11	1.6

(1)	Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:
a.	During the current fiscal quarter, no shares were purchased under a program authorized by the Company’s Board of Directors to repurchase up to $650 million of Kellogg common stock during 2006 for general corporate purpose and to offset issuances for employee benefit programs. The remaining authorization as of July 1, 2006, was $70.1 million. This repurchase program was announced in a press release on October 31, 2005.

b.	Approximately 1.6 million shares were purchased from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described on pages 34-36 of the Company’s 2005 Annual Report on Form 10-K.

Item 6. Exhibits
     (a) Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness

31.2	Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa

32.1	Section 1350 Certification from James M. Jenness

32.2	Section 1350 Certification from Jeffrey M. Boromisa

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
Date: August 4, 2006

KELLOGG COMPANY
EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

31.1	Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa	E

32.1	Section 1350 Certification from James M. Jenness	E

32.2	Section 1350 Certification from Jeffrey M. Boromisa	E