Form 10-Q
period 2006-09-30
KELLOGG CO
filed 2006-11-03
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Yes ☐ No ☑
Common Stock outstanding as of October 27, 2006 – 398,336,208 shares

KELLOGG COMPANY
INDEX

Page
PART I — Financial Information

Item 1:
Consolidated Balance Sheet – September 30, 2006 and December 31, 2005	2

Consolidated Statement of Earnings – quarters and year-to-date periods ended September 30, 2006 and October 1, 2005	3

Consolidated Statement of Cash Flows – year-to-date periods ended September 30, 2006 and October 1, 2005	4

Notes to Consolidated Financial Statements	5-19

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-31

Item 3:
Quantitative and Qualitative Disclosures about Market Risk	32

Item 4:
Controls and Procedures	32

PART II — Other Information

Item 1A:
Risk Factors	33

Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 6:
Exhibits	33

Signatures	34

Exhibit Index	35
Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness
Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa
Section 1350 Certification from James M. Jenness
Section 1350 Certification from Jeffrey M. Boromisa

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)	*

Current assets
Cash and cash equivalents	$462.7	$219.1
Accounts receivable, net	1,076.3	879.1
Inventories:
Raw materials and supplies	200.6	188.6
Finished goods and materials in process	554.8	528.4
Deferred income taxes	167.0	207.6
Other prepaid assets	182.9	173.7

Total current assets	2,644.3	2,196.5
Property, net of accumulated depreciation of $4,080.5 and $3,815.6	2,697.0	2,648.4
Goodwill	3,448.2	3,455.3
Other intangibles, net of accumulated amortization of $48.7 and $47.6	1,437.1	1,438.2
Pension	632.4	629.8
Other assets	230.2	206.3

Total assets	$11,089.2	$10,574.5

Current liabilities
Current maturities of long-term debt	$775.1	$83.6
Notes payable	1,206.8	1,111.1
Accounts payable	915.7	883.3
Accrued advertising and promotion	396.9	320.9
Accrued income taxes	178.3	148.3
Accrued salaries and wages	255.8	276.5
Other current liabilities	388.1	339.1

Total current liabilities	4,116.7	3,162.8
Long-term debt	3,053.2	3,702.6
Deferred income taxes	910.7	945.8
Other liabilities	541.9	479.6

Shareholders’ equity
Common stock, $.25 par value	104.6	104.6
Capital in excess of par value	77.3	58.9
Retained earnings	3,753.7	3,266.1
Treasury stock, at cost	(881.5)	(569.8)
Accumulated other comprehensive income (loss)	(587.4)	(576.1)

Total shareholders’ equity	2,466.7	2,283.7

Total liabilities and shareholders’ equity	$11,089.2	$10,574.5

*	Condensed from audited financial statements.
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS
(millions, except per share data)

	Quarter ended		Year-to-date period ended
	September 30,	October 1,	September 30,	October 1,
(Results are unaudited)	2006	2005	2006	2005

Net sales	$2,822.4	$2,623.4	$8,322.8	$7,782.9

Cost of goods sold	1,549.1	1,437.4	4,617.3	4,262.4
Selling and administrative expense	785.7	720.3	2,284.2	2,114.5

Operating profit	487.6	465.7	1,421.3	1,406.0

Interest expense	75.8	68.0	227.5	233.1
Other income (expense), net	1.9	(5.7)	11.3	(19.2)

Earnings before income taxes	413.7	392.0	1,205.1	1,153.7
Income taxes	132.4	117.7	382.9	365.7
Earnings (loss) from joint ventures	(0.2)	—	(0.5)	—

Net earnings	$281.1	$274.3	$821.7	$788.0

Net earnings per share:
Basic	$.71	$.66	$2.07	$1.91
Diluted	$.70	$.66	$2.06	$1.89

Dividends per share	$.2910	$.2775	$.8460	$.7825

Average shares outstanding:
Basic	397.0	413.4	396.7	412.8

Diluted	399.7	416.7	399.3	416.4

Actual shares outstanding at period end			398.2	413.9

Refer to Notes to Consolidated Financial Statements

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
	September 30,	October 1,
(unaudited)	2006	2005

Operating activities
Net earnings	$821.7	$788.0
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	257.5	291.8
Deferred income taxes	2.1	(61.9)
Other (a)	140.4	171.6
Postretirement benefit plan contributions	(38.0)	(89.2)
Changes in operating assets and liabilities	(71.7)	34.4

Net cash provided by operating activities	1,112.0	1,134.7

Investing activities
Additions to properties	(261.9)	(220.0)
Acquisitions of businesses	—	(30.2)
Investments in joint ventures	(1.9)	—
Other	6.7	7.4

Net cash used in investing activities	(257.1)	(242.8)

Financing activities
Net issuances of notes payable	93.7	275.5
Repayments of long-term debt	(7.0)	(726.9)
Net issuances of common stock	197.3	206.7
Common stock repurchases	(579.9)	(263.1)
Cash dividends	(334.1)	(322.8)
Other	15.5	5.3

Net cash used in financing activities	(614.5)	(825.3)

Effect of exchange rate changes on cash	3.2	(20.5)

Increase in cash and cash equivalents	243.6	46.1
Cash and cash equivalents at beginning of period	219.1	417.4

Cash and cash equivalents at end of period	$462.7	$463.5

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter and year-to-date periods ended September 30, 2006 (unaudited)
Note 1 Accounting policies
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
The condensed balance sheet data at December 31, 2005, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly and year-to-date periods ended September 30, 2006, are not necessarily indicative of the results to be expected for other interim periods or the full year.
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
New pronouncements
Uncertain tax positions
In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” to clarify what criteria must be met prior to recognition of the financial statement benefit, in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” of a position taken in a tax return. The provisions of the final Interpretation apply broadly to all tax positions taken by an enterprise, including the decision not to report income in a tax return or the decision to classify a transaction as tax exempt. The prescribed approach is based on a two-step benefit recognition model. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based on the technical merits and without consideration of detection risk, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. The Interpretation also provides guidance on recognition of related penalties and interest, classification of liabilities, and disclosures of unrecognized tax benefits. The change in net assets, if any, as a result of applying the provisions of this Interpretation is considered a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings in the period of transition. The final Interpretation is effective for the first annual period beginning after December 15, 2006, with earlier application encouraged. The Company will adopt Interpretation No. 48 as of the beginning of its 2007 fiscal year and is currently studying the financial impact of adoption. As discussed on page 21 of the Company’s 2005 Annual Report on Form 10-K, the Company’s current policy is to establish reserves for uncertain tax positions that reflect the probable outcome of known tax contingencies.
Fair value
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” to provide enhanced guidance for using fair value to measure assets and liabilities. The Standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings. The Standard applies whenever other authoritative literature require (or permit) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted. The Company plans to adopt SFAS No. 157 in the first quarter of its 2008 fiscal year. For the Company, balance sheet items carried at fair value consist primarily of derivatives and other financial instruments, assets held for sale, exit liabilities, and the trust asset component of net benefit plan obligations. Additionally, the Company uses fair value concepts to test various long-lived assets for impairment and to initially measure assets and liabilities acquired in a business combination. Management is currently evaluating the impact of adoption on how these assets and liabilities are currently measured.
Employee postretirement benefits
In late 2005, the FASB commenced a project to comprehensively reconsider guidance in FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” in order to improve the reporting of pensions and other postretirement benefit plans in the financial statements by making information more useful and transparent for investors and other users. The FASB has organized this project in two phases: the first phase principally addressed balance sheet reporting of benefit plan obligations; the second phase is expected to address a variety of issues in light of international convergence including measurement of obligations and recognition of costs.
To complete Phase I of this project, in September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which is effective as of the end of the fiscal year ending after December 15, 2006. Prior periods are not restated. The standard generally requires company plan sponsors to measure the net over- or under-funded position of a defined postretirement benefit plan as of the sponsor’s fiscal year end and to display that position as an asset or liability on the balance sheet. Any unrecognized past service cost, experience gains/losses, or transition obligation are reported as a component of other comprehensive income, net of tax, in shareholder’s equity. In contrast, pre-existing guidance generally permitted such unrecognized amounts to be carried off-balance sheet, often resulting in a disparity between plan balance sheet positions versus the funded status disclosed in financial statement footnotes. Furthermore, plan measurement dates could occur up to three months prior to year end.
Management expects the adoption of this standard to materially affect the balance sheet display of the Company’s postretirement and postemployment benefit plan obligations, beginning with the annual 2006 financial statements. As of December 31, 2005, the Company had net unrecognized obligations totaling approximately $1.2 billion. If this standard had been adopted in 2005, this unrecognized amount, net of deferred tax effect, would have been recorded in other comprehensive income, thereby reducing consolidated net assets and shareholders’ equity by approximately $.8 billion as of that date. The actual impact on the Company’s fiscal year-end 2006 balance sheet position is currently expected to be similar, but could vary depending on factors affecting remeasurement of plan assets and obligations as of its fiscal year end. The Company’s net earnings, cash flow, liquidity, debt covenants, and plan funding requirements are not affected by this change in accounting principle. The Company has historically used its fiscal year end as the measurement date for its Company-sponsored defined benefit plans.

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
Joint venture arrangements
During the first quarter of 2006, a subsidiary of the Company formed a joint venture with a third-party company domiciled in Turkey, for the purpose of selling co-branded products in the surrounding region. As of September 30, 2006, the Company had contributed approximately $1.9 million in cash for a 50% equity interest in this arrangement. This Turkish joint venture is reflected in the consolidated financial statements on the equity basis of accounting. Accordingly, the Company records its share of the earnings or loss from this arrangement as well as other direct transactions with or on behalf of the joint venture entity such as product sales and certain administrative expenses. Results for the year-to-date period were insignificant.
Goodwill and other intangible assets

Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization
	September 30,	December 31,	September 30,	December 31,
(millions)	2006	2005	2006	2005

Trademarks	$29.5	$29.5	$21.3	$20.5
Other	29.1	29.1	27.4	27.1

Total	$58.6	$58.6	$48.7	$47.6

	September 30,	October 1,
Amortization expense (a)	2006	2005

Quarter	$0.4	$0.3

Year-to-date	$1.1	$1.1

(a)	The currently estimated aggregate amortization expense for each of the 5 succeeding fiscal years is approximately $1.5 per year.

Intangible assets not subject to amortization

	Total carrying amount
	September 30,	December 31,
(millions)	2006	2005

Trademarks	$1,410.2	$1,410.2
Other	17.0	17.0

Total	$1,427.2	$1,427.2

Changes in the carrying amount of goodwill

(millions)	United States	Europe	Latin America	Asia Pacific (a)	Consolidated

December 31, 2005	$3,453.2	—	—	$2.1	$3,455.3
Purchase accounting adjustments (b)	(7.0)	—	—	—	(7.0)
Other	(0.1)	—	—	—	(0.1)

September 30, 2006	$3,446.1	—	—	$2.1	$3,448.2

(a)	Includes Australia and Asia.

(b)	Relates principally to the recognition of an acquired tax benefit arising from the purchase of Keebler Foods Company in 2001.

Note 3 Cost-reduction initiatives
The Company views its continued spending on cost-reduction initiatives as part of its ongoing operating principles to reinvest earnings so as to provide greater reliability in meeting long-term growth targets. Initiatives undertaken must meet certain pay-back and internal rate of return (IRR) targets. Each cost-reduction initiative is normally one to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation, which is then used to fund new initiatives. To implement these programs, the Company has incurred various up-front costs, including asset write-offs, exit charges, and other project expenditures.
As discussed on page 31 of the Company’s 2005 Annual Report, during 2005, the Company undertook an initiative to consolidate U.S. bakery capacity, resulting in the closure and sale of its Des Plaines, Illinois facility in late 2005 and closure of its Macon, Georgia facility in April 2006, with sale occurring in September 2006. These closures resulted in the elimination of over 700 hourly and salaried employee positions, through the combination of involuntary severance and attrition. While the project was substantially complete as of September 30, 2006, the Company’s U.S. snacks business will continue with the final stages of relocated production start-up through the end of 2006. Related to this initiative, the Company incurred up-front costs of approximately $80 million in 2005, including $16 million for the present value of a projected multiemployer plan withdrawal liability associated with closure of the Macon facility. Management expects to incur a total of approximately $35 million in up-front costs for 2006, comprised of approximately two-thirds cash costs and one-third asset write-offs. This amount includes a $4 million increase in the Company’s estimated pension withdrawal liability to $20 million, recorded in the second quarter of 2006, attributable principally to investment loss experienced during 2005 in conjunction with increased benefit levels for all participating employers. The final calculation of this liability is pending full-year 2007 employee hours attributable to the Company’s remaining participation in this plan, and is therefore subject to adjustment in early 2008. The associated cash obligation is payable to the pension fund over a 20-year maximum period; management has not currently determined the actual period over which the payments will be made.
In September 2006, the Company approved a multi-year European manufacturing optimization plan to improve utilization of its facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, the Company currently expects to incur approximately $60 million in total up-front costs, comprised of approximately 80% cash and 20% non-cash asset write-offs, to complete this initiative. The cash portion of the total up-front costs results principally from management’s plan to eliminate approximately 220 hourly and salaried positions from the Manchester facility by the end of 2008 through voluntary early retirement and severance programs. The pension trust funding requirements of these early retirements are expected to exceed the recognized benefit expense impact by approximately $10 million. During this period, certain manufacturing equipment will also be removed from service. Subject to completion of employee separation elections during the remainder of the year, management expects to incur approximately $30 million of total up-front costs in 2006.
Up-front costs recorded in the current quarter and year-to-date periods were attributable to both the U.S. bakery consolidation initiative and the European manufacturing optimization plan. Up-front costs recorded in the prior-year quarter were attributable solely to the U.S. bakery consolidation initiative; the prior year-to-date period also included costs attributable to the final stages of a veggie foods capacity consolidation project. Costs recorded in all periods presented were classified in cost of goods sold within the Company’s North American operating segment, except for $4 million in the current quarter, which was reported in cost of goods sold within the Company’s European operating segment.
Cost of goods sold for the quarter and year-to-date periods ended September 30, 2006, included total program-related charges of approximately $9 million and $36 million, respectively. The total year-to-date amount for 2006 was comprised of $15 million of asset write-offs, $4 million attributable to the aforementioned multiemployer pension plan withdrawal liability, and $17 million of cash expenditures, which consisted principally of severance, removals, and production relocation costs. Cost of goods sold for the quarter and year-to-date periods ended October 1, 2005, included total program-related charges of approximately $24 million and $71 million, respectively. The total year-to-date amount for 2005 was comprised of approximately $16 million for the multiemployer pension plan withdrawal liability, $34 million of asset write-offs, and $21 million for severance and other cash expenditures.
Exit cost reserves were approximately $4 million at September 30, 2006, as compared to $13 million at December 31, 2005. These reserves consisted of severance obligations to be paid out in late 2006 or early 2007.

Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, and charitable donations. Other income for the year-to-date period ended September 30, 2006, was $11.3 million, as compared to other expense for the year-to-date period ended October 1, 2005, of $19.2 million. The favorable year-over-year variance of approximately $31 million was largely attributable to certain significant charges in the prior-year period, as well as a number of other individually-insignificant variances. Other income (expense), net for the year-to-date period ended October 1, 2005, included a charge of $6 million for a donation to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, and a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. This facility was sold in August 2006. The carrying value of all held-for-sale assets at September 30, 2006, was insignificant.
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

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2006
Basic	$281.1	397.0	$.71
Dilutive potential common shares	—	2.7	(.01)

Diluted	$281.1	399.7	$.70

2005
Basic	$274.3	413.4	$.66
Dilutive potential common shares	—	3.3	—

Diluted	$274.3	416.7	$.66

Year-to-date		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2006
Basic	$821.7	396.7	$2.07
Dilutive potential common shares	—	2.6	(.01)

Diluted	$821.7	399.3	$2.06

2005
Basic	$788.0	412.8	$1.91
Dilutive potential common shares	—	3.6	(.02)

Diluted	$788.0	416.4	$1.89

During the year-to-date period ended September 30, 2006, the Company issued 6.3 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 7. To offset these issuances and for general corporate purposes, the Company’s Board of Directors has authorized management to repurchase up to $650 million of the Company’s common stock during 2006. In connection with this authorization, during the year-to-date period ended September 30, 2006, the Company spent $579.9 million to repurchase approximately 13.5 million shares. This activity consisted principally of a February 21, 2006, private transaction with the W. K. Kellogg Foundation Trust to repurchase approximately 12.8 million shares for $550 million.
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

Quarter

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2006
Net earnings			$281.1
Other comprehensive income:
Foreign currency translation adjustments	29.5	—	29.5
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(16.7)	6.0	(10.7)
Reclassification to net earnings	2.5	(1.0)	1.5
Minimum pension liability adjustments	(0.1)	—	(0.1)

	15.2	5.0	20.2

Total comprehensive income			$301.3

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2005
Net earnings			$274.3
Other comprehensive income:
Foreign currency translation adjustments	(6.5)	—	(6.5)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(2.9)	1.0	(1.9)
Reclassification to net earnings	6.6	(3.0)	3.6
Minimum pension liability adjustments	(2.4)	0.8	(1.6)

	(5.2)	(1.2)	(6.4)

Total comprehensive income			$267.9

Year-to-date

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2006
Net earnings			$821.7
Other comprehensive income:
Foreign currency translation adjustments	(8.4)	—	(8.4)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(11.2)	4.2	(7.0)
Reclassification to net earnings	7.1	(2.7)	4.4
Minimum pension liability adjustments	(0.5)	0.2	(0.3)

	(13.0)	1.7	(11.3)

Total comprehensive income			$810.4

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2005
Net earnings			$788.0
Other comprehensive income:
Foreign currency translation adjustments	(63.1)	—	(63.1)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(3.1)	1.4	(1.7)
Reclassification to net earnings	20.6	(7.8)	12.8
Minimum pension liability adjustments	0.6	(0.2)	0.4

	(45.0)	(6.6)	(51.6)

Total comprehensive income			$736.4

Accumulated other comprehensive income (loss) as of September 30, 2006, and December 31, 2005, consisted of the following:

	Sept. 30	December 31,
(millions)	2006	2005

Foreign currency translation adjustments	$(427.9)	$(419.5)
Cash flow hedges — unrealized net loss	(34.8)	(32.2)
Minimum pension liability adjustments	(124.7)	(124.4)

Total accumulated other comprehensive income (loss)	$(587.4)	$(576.1)

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
For the quarter ended September 30, 2006, compensation expense for all types of equity-based programs and the related income tax benefit recognized was $23.1 million and $8.1 million, respectively. Year-to-date, pre-tax stock-based compensation expense was $68.0 million and the related tax benefit was $24.2 million. As a result of adopting SFAS No. 123(R) in 2006, the Company’s reported pre-tax stock-based compensation expense for the quarter was $13.7 million higher (with net earnings and net earnings per share (basic and diluted) correspondingly lower by $8.9 million and $.02, respectively) than if it had continued to account for its equity-based programs under APB No. 25. Similarly, year-to-date results were incrementally reduced by pre-tax stock-based compensation expense of $46.8 million ($30.3 million after tax or $.08 per share). Amounts for the prior-year periods are presented in the following table in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and related Interpretations. Reported amounts consist principally of expense recognized for executive performance share and restricted stock awards; pro forma amounts are attributable primarily to stock option grants.

(millions, except per share data)	Periods ended October 1, 2005:	Quarter	Year-to-date

Stock-based compensation expense, pre-tax:
As reported		$5.0	$14.7
Pro forma		$16.4	$54.7

Associated income tax benefit recognized:
As reported		$1.8	$5.3
Pro forma		$5.9	$19.8

Stock-based compensation expense, net of tax:
As reported		$3.2	$9.4
Pro forma		$10.5	$34.9

Net earnings:
As reported		$274.3	$788.0
Pro forma		$267.0	$762.5

Basic net earnings per share:
As reported		$0.66	$1.91
Pro forma		$0.65	$1.85

Diluted net earnings per share:
As reported		$0.66	$1.89
Pro forma		$0.64	$1.83

As of September 30, 2006, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $52 million and the weighted average period over which this amount is expected to be recognized was approximately 1.5 years.
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
Cash flows realized in the periods presented are included in the following table. Within this table, the 2006 windfall tax benefit of $17.6 million represents the year-to-date operating cash flow reduction (and financing cash flow increase) related to the Company’s adoption of SFAS No. 123(R) in 2006. Cash used by the Company to settle equity instruments granted under stock-based awards was insignificant.

	Year-to-date period ended
	September 30,	October 1,
(millions)	2006	2005

Total cash received from option exercises and similar instruments	$197.3	$206.7

Tax benefits realized upon exercise or vesting of stock-based awards:
Windfall benefits classified as financing cash flow	$17.6	n/a
Other amounts classified as operating cash flow	11.0	28.7

Total	$28.6	$28.7

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

Stock option valuation model assumptions	September 30,	October 1,
for grants within the year-to-date period ended:	2006	2005

Weighted-average expected volatility	18.81%	22.00%
Weighted-average expected term (years)	3.34	3.50
Weighted-average risk-free interest rate	4.67%	3.69%
Dividend yield	2.40%	2.40%

Weighed-average fair value of options granted	$6.96	$7.34

A summary of option activity for the year-to-date period ended September 30, 2006, is presented in the following table:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	28.8	$38
Granted	7.9	45
Exercised	(8.3)	36
Forfeitures	(0.2)	42
Expirations	(0.2)	42

Outstanding, end of period	28.0	$41	6.3	$252.0

Exercisable, end of period	20.8	$39	5.4	$228.8

The total intrinsic value of options exercised during the year-to-date period ended September 30, 2006, was approximately $89 million; that attributable to options exercised during the year-to-date period ended October 1, 2005, was approximately $93 million.
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
In the periods presented, the Company also granted restricted stock and restricted stock units to eligible employees. Restrictions with respect to sale or transferability generally lapse after three years and the grantee is normally entitled to receive shareholder dividends during the vesting period. During the periods presented, management estimated the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock activity for the year-to-date period ended September 30, 2006, is presented in the following table:

		Weighted-
		average
Employee restricted stock	Shares	grant-date
and restricted stock units	(thousands)	fair value

Non-vested, beginning of period	447	$39
Granted	133	46
Vested	(170)	34
Forfeited	(7)	44

Non-vested, end of period	403	$44

The total fair value of restricted stock and restricted stock units vesting in the year-to-date periods ended September 30, 2006 and October 1, 2005, was approximately $8 million and $3 million, respectively.

Note 8 Employee benefits
The Company sponsors a number of U.S. and foreign pension, other postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 36 to 39 of the Company’s 2005 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service cost	$23.4	$19.8	$69.3	$60.1
Interest cost	42.6	39.9	126.6	120.5
Expected return on plan assets	(63.5)	(57.2)	(188.4)	(173.0)
Amortization of unrecognized prior service cost	3.2	2.0	9.5	6.0
Recognized net loss	19.7	16.2	58.3	49.3
Other	0.1	0.4	0.3	1.3

Total pension expense — Company plans	$25.5	$21.1	$75.6	$64.2

In reference to the preceding table, Company plan expense does not include charges of $4 million recorded in the second quarter of 2006 and $16 million recorded in the first quarter of 2005, attributable to a multiemployer plan withdrawal liability. Refer to Note 3 for further information.
Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service cost	$4.3	$3.5	$12.9	$10.4
Interest cost	16.4	14.6	49.2	43.7
Expected return on plan assets	(14.5)	(10.3)	(43.6)	(30.8)
Amortization of unrecognized prior service cost	(0.6)	(0.8)	(1.8)	(2.2)
Recognized net loss	7.7	4.9	23.0	14.8

Postretirement benefit expense	$13.3	$11.9	$39.7	$35.9

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005

Service cost	$1.1	$1.1	$3.3	$3.3
Interest cost	0.5	0.5	1.5	1.5
Recognized net loss	0.9	1.1	2.7	3.4

Postemployment benefit expense	$2.5	$2.7	$7.5	$8.2

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
Note 9 Income taxes
The consolidated effective income tax rate for both the quarter and year-to-date periods ended September 30, 2006, was approximately 32%, as compared to approximately 30% for the quarter and 32% year-to-date in 2005. The 2006 year-to-date provision for income taxes included two significant, but partially-offsetting, discrete adjustments. First, during the second quarter, the Company revised its repatriation plan for certain foreign earnings, giving rise to an incremental net tax cost of $18 million. Also in the second quarter, the Company reduced its reserves for uncertain tax positions by $25 million, related principally to closure of several domestic tax audits. In combination with several individually-insignificant items in the first and third quarters, the Company has recognized approximately $31 million of discrete net benefits within its 2006 year-to-date consolidated income tax provision.
Note 10 Operating segments
Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally. The Company currently manages its operations in two major divisions, North America and International, with International operationally segmented into the geographic regions of Europe, Latin America, Asia, and Australia. This organizational structure is the basis of the operating segment data presented in this report, with Asia and Australia aggregated into “Asia Pacific” for disclosure purposes.

	Quarter ended		Year-to-date period ended
(millions)	September 30,	October 1,	September 30,	October 1,
(Results are unaudited)	2006	2005	2006	2005

Net sales
North America	$1,886.8	$1,753.8	$5,610.9	$5,176.2
Europe	561.8	506.8	1,636.1	1,570.6
Latin America	236.2	223.7	675.8	620.0
Asia Pacific (a)	137.6	139.1	400.0	416.1

Consolidated	$2,822.4	$2,623.4	$8,322.8	$7,782.9

Segment operating profit
North America	$342.4	$326.6	$1,021.1	$979.9
Europe	106.9	85.2	294.7	274.4
Latin America	64.1	59.7	177.5	160.2
Asia Pacific (a)	19.2	21.8	61.5	73.0
Corporate	(45.0)	(27.6)	(133.5)	(81.5)

Consolidated	487.6	465.7	$1,421.3	1,406.0

(a)	Includes Australia and Asia.

KELLOGG COMPANY
PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of operations
Overview
Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally. We currently manage our operations in two major divisions, North America and International, with International operationally segmented into the geographic regions of Europe, Latin America, Asia, and Australia. This organizational structure is the basis of the operating segment data presented in this report, with Asia and Australia aggregated into “Asia Pacific” for disclosure purposes.
For the quarter ended September 30, 2006, the Company achieved year-over-year net sales growth of nearly 8%, with strong results in both our North America and International divisions. Diluted net earnings per share grew 6%, from $.66 in the third quarter of 2005 to $.70 in the current period. Year-to-date sales and earnings per share growth were also strong, at 7% and 9%, respectively.
At the beginning of 2006, we adopted SFAS No. 123(R) “Share-Based Payment,” which reduced our current-quarter operating profit by $13.7 million ($8.9 million after tax or $.02 per share), due primarily to recognition of compensation expense associated with employee and director stock option grants. Similarly, year-to-date operating profit was reduced by $46.8 million ($30.3 million after tax or $.08 per share). Correspondingly, our reported operating profit for the current quarter and year-to-date periods was reduced by approximately 3%. Net earnings and diluted net earnings per share growth were reduced by approximately 3% for the quarter and 4% for the year-to-date period. Refer to the section herein entitled “Stock compensation” for further information on the Company’s adoption of SFAS No. 123(R).
Net sales and operating profit
The following table provides an analysis of net sales and operating profit performance for the third quarter of 2006 versus 2005:

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2006 net sales	$1,886.8	$561.8	$236.2	$137.6	$—	$2,822.4

2005 net sales	$1,753.8	$506.8	$223.7	$139.1	$—	$2,623.4

% change — 2006 vs. 2005:
Volume (tonnage) (b)	3.0%	2.7%	2.9%	-1.9%	—	2.7%
Pricing/mix	4.1%	3.3%	4.0%	1.6%	—	3.8%

Subtotal — internal business	7.1%	6.0%	6.9%	-0.3%	—	6.5%
Foreign currency impact	0.5%	4.8%	-1.3%	-0.7%	—	1.1%

Total change	7.6%	10.8%	5.6%	-1.0%	—	7.6%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2006 operating profit	$342.4	$106.9	$64.1	$19.2	$(45.0)	$487.6

2005 operating profit	$326.6	$85.2	$59.7	$21.8	$(27.6)	$465.7

% change — 2006 vs. 2005:
Internal business	4.2%	19.8%	9.0%	-10.8%	-13.7%	6.4%
SFAS No. 123(R) adoption impact (c)	0.0%	0.0%	0.0%	0.0%	-49.4%	-2.9%
Foreign currency impact	0.6%	5.7%	-1.6%	-1.1%	0.0%	1.2%

Total change	4.8%	25.5%	7.4%	-11.9%	-63.1%	4.7%

(a)	Includes Australia and Asia.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of recognizing compensation expense associated with employee and director stock option grants, as a result of the Company’s adoption of SFAS No. 123(R) “Share-based Payment” in 2006.
During the third quarter of 2006, our consolidated, total North America, and total International net sales each increased nearly 8%. Internal net sales (which excludes the impact of currency and, if applicable, acquisitions, dispositions, and shipping day differences) grew over 6% on a consolidated basis, building on a 7% rate of internal growth during the third quarter of 2005. During the quarter, successful innovation, brand-building (advertising and consumer promotion) investment, and in-store execution continued to drive broad-based sales growth across each of our enterprise-wide product groups. In fact, we achieved growth in retail cereal sales within each of our operating segments.
For the quarter, our North America operating segment reported internal net sales growth of approximately 7%, with each major product group contributing as follows: retail cereal +3%; retail snacks (wholesome snacks, cookies, crackers, toaster pastries, fruit snacks) +11%; frozen and specialty (food service, vending, convenience, drug stores, custom manufacturing) channels +8%.
Our International division collectively reported internal net sales growth of approximately 5% with leading dollar contributions from our UK, France, Mediterranean area, and Venezuela business units. The internal sales decline in our Asia Pacific operating segment (which represents less than 5% of our consolidated results) was attributable to weak performance in our Australian snack business, which offset strong sales growth in our Asian markets.
Consolidated operating profit for the current quarter grew by nearly 5%, with internal operating profit up 6% versus the prior-year period. Our measure of internal operating profit growth is consistent with our measure of internal sales growth, except that during 2006, internal operating profit growth also excludes the impact of incremental stock compensation expense associated with our adoption of SFAS No. 123(R). We are using this non-GAAP measure during our first year of adopting this FASB standard in order to assist management and investors in assessing the Company’s financial operating performance against comparative periods, which did not include stock option-related compensation expense. Accordingly, corporate selling, general, and administrative expense (SGA) was higher and operating profit was lower by $13.7 million for the quarter and $46.8 million year-to-date, reducing consolidated operating profit growth by approximately three percentage points in each of these periods. Refer to the section herein entitled “Stock compensation” for further information on the Company’s adoption of SFAS No. 123(R).

Approximately one-half of this quarter’s 6% internal operating profit growth was attributable to lower up-front costs from cost-reduction initiatives. We recorded $9 million of charges in the third quarter of 2006, as compared to $24 million in the third quarter of 2005. Similarly, year-to-date 2006 charges were $36 million versus $71 million in 2005, favorably contributing to year-to-date operating profit growth by approximately two percentage points. We currently expect this trend to reverse in the fourth quarter of this year, with full-year 2006 up-front costs approximating the $90 million incurred in 2005. Refer to the section entitled “Cost-reduction initiatives” for further information on this subject.
The remainder of this quarter’s operating profit growth of approximately 3% was affected by significant cost pressures as discussed in the next section on gross margin performance. Expenditures for brand-building activities increased at a mid-single digit rate; this rate of growth incorporates savings reinvestment from our recent focus on media buying efficiencies and global leverage of promotional campaigns. For the full year of 2006, we currently expect to achieve mid single-digit internal operating profit growth.
The following table provides an analysis of net sales and operating profit performance for the year-to-date periods of 2006 versus 2005.

	North		Latin	Asia		Consoli-
(dollars in millions)	America	Europe	America	Pacific (a)	Corporate	dated

2006 net sales	$5,610.9	$1,636.1	$675.8	$400.0	$—	$8,322.8

2005 net sales	$5,176.2	$1,570.6	$620.0	$416.1	$—	$7,782.9

% change — 2006 vs. 2005:
Volume (tonnage) (b)	4.6%	1.2%	4.4%	-1.0%	—	3.8%
Pricing/mix	3.3%	4.0%	4.6%	0.2%	—	3.1%

Subtotal — internal business	7.9%	5.2%	9.0%	-0.8%	—	6.9%
Foreign currency impact	0.5%	-1.0%	0.0%	-3.0%	—	0.0%

Total change	8.4%	4.2%	9.0%	-3.8%	—	6.9%

	North		Latin	Asia		Consoli-
(dollars in millions)	America	Europe	America	Pacific (a)	Corporate	dated

2006 operating profit	$1,021.1	$294.7	$177.5	$61.5	$(133.5)	$1,421.3

2005 operating profit	$979.9	$274.4	$160.2	$73.0	$(81.5)	$1,406.0

% change — 2006 vs. 2005:
Internal business	3.5%	8.1%	11.6%	-12.4%	-6.4%	4.3%
SFAS No. 123(R) adoption impact (c)	0.0%	0.0%	0.0%	0.0%	-57.4%	-3.3%
Foreign currency impact	0.7%	-0.7%	-0.8%	-3.4%	0.0%	0.1%

Total change	4.2%	7.4%	10.8%	-15.8%	-63.8%	1.1%

(a)	Includes Australia and Asia.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of recognizing compensation expense associated with employee and director stock option grants, as a result of the Company’s adoption of SFAS No. 123(R) “Share-based Payment” in 2006.
Margin performance
Margin performance for the third quarter and year-to-date periods of 2006 versus 2005 is presented in the following table:

			Change
			vs. prior
Quarter	2006	2005	year (pts.)

Gross margin	45.1%	45.2%	-0.1

SGA% (a)	-27.8%	-27.4%	-0.4

Operating margin	17.3%	17.8%	-0.5

Year-to-date	2006	2005	Change

Gross margin	44.5%	45.2%	-0.7

SGA% (a)	-27.4%	-27.1%	-0.3

Operating margin	17.1%	18.1%	-1.0

(a)	Selling, general, and administrative expense as a percentage of net sales.
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
Our gross margin performance in any interim period may not reflect our long-term goals, as has been the case over the trailing fifty-two week period, due primarily to unprecedented fuel, energy, and commodity price inflation experienced throughout most of that time. Nevertheless, we were able to achieve a consolidated gross margin of 45.1% for the current period, compared to the 45.2% reported in the third quarter of 2005. We continue to be significantly impacted by this price inflation, as well as increased employee benefit costs. In the aggregate, these input cost pressures reduced our consolidated gross margin by approximately 140 basis points for the quarter and 150 basis points for the year-to-date period.
Partially offsetting these unfavorable factors were productivity savings as well as a year-over-year decline in up-front costs related to cost-reduction initiatives. The reduction in up-front costs contributed favorably to our gross margin performance by approximately 60 basis points in the quarter and 50 basis points in the year-to-date period. We currently expect this trend to reverse in the fourth quarter of this year, with full-year 2006 up-front costs approximating the $90 million incurred in 2005. Refer to the section entitled “Cost-reduction initiatives” for further information.
Our profitability projections for full-year 2006 currently include an unfavorable gross margin impact from input costs of approximately 160 basis points. Although slightly eased from our mid-year 2006 forecast, our current price inflation outlook continues to represent an unprecedented level of cost pressure that we do not currently expect to be able to fully offset during the remainder of the year. Additionally, we are temporarily incurring incremental logistics and innovation start-up costs related to the recent, significant sales growth within our North American operating segment. Accordingly, we continue to expect our full-year 2006 gross margin to be approximately 50 basis points lower than the full-year 2005 level of 44.9%.
For the quarter ended September 30, 2006, both our SGA% and operating profit margin were affected by our fiscal 2006 adoption of SFAS No. 123(R). During the current quarter and year-to-date periods, we reported incremental stock compensation expense of $13.7 million and $46.8 million, respectively, which increased our SGA% and reduced our operating margin by approximately 50-60 basis points. The year-to-date impact is generally consistent with our expectations regarding full-year 2006 margin dynamics. Refer to the section herein entitled “Stock compensation” for further information on this subject.

Cost-reduction initiatives
We view our continued spending on cost-reduction initiatives as part of our ongoing operating principles to reinvest earnings so as to provide greater reliability in meeting long-term growth targets. Initiatives undertaken must meet certain pay-back and internal rate of return (IRR) targets. Each cost-reduction initiative is normally one to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation, which is then used to fund new initiatives. To implement these programs, we have incurred various up-front costs, including asset write-offs, exit charges, and other project expenditures.
As discussed on page 31 of the Company’s 2005 Annual Report, during 2005, we undertook an initiative to consolidate U.S. bakery capacity, resulting in the closure and sale of our Des Plaines, Illinois facility in late 2005 and closure of our Macon, Georgia facility in April 2006, with sale occurring in September 2006. These closures resulted in the elimination of over 700 hourly and salaried employee positions, through the combination of involuntary severance and attrition. While the project was substantially complete as of September 30, 2006, our U.S. snacks business will continue with the final stages of relocated production start-up through the end of 2006. Related to this initiative, we incurred up-front costs of approximately $80 million in 2005, including $16 million for the present value of a projected multiemployer plan withdrawal liability associated with closure of the Macon facility. We expect to incur a total of approximately $35 million in up-front costs for 2006, comprised of approximately two-thirds cash costs and one-third asset write-offs. This amount includes a $4 million increase in our estimated pension withdrawal liability to $20 million, recorded in the second quarter of 2006, attributable principally to investment loss experienced during 2005 in conjunction with increased benefit levels for all participating employers. The final calculation of this liability is pending full-year 2007 employee hours attributable to our remaining participation in this plan, and is therefore subject to adjustment in early 2008. The associated cash obligation is payable to the pension fund over a 20-year maximum period; we have not currently determined the actual period over which the payments will be made.
In September 2006, we approved a multi-year European manufacturing optimization plan to improve utilization of its facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, we currently expect to incur approximately $60 million in total up-front costs, comprised of approximately 80% cash and 20% non-cash asset write-offs, to complete this initiative. The cash portion of the total up-front costs results principally from our plan to eliminate approximately 220 hourly and salaried positions from the Manchester facility by the end of 2008 through voluntary early retirement and severance programs. The pension trust funding requirements of these early retirements are expected to exceed the recognized benefit expense impact by approximately $10 million. During this period, certain manufacturing equipment will also be removed from service. Subject to completion of employee separation elections during the remainder of the year, we expect to incur approximately $30 million of total up-front costs in 2006.
Other potential initiatives to be commenced in 2006 are still in the planning stages and individual actions will be announced as we commit to these discretionary investments. Our 2006 earnings target currently includes projected charges related to cost-reduction initiatives of approximately $90 million or $.15 per share. Our full-year 2006 estimate of up-front costs is comprised of approximately $65 million for the implemented projects discussed above and $25 million attributable to planned projects, for which we expect to incur costs in the fourth quarter of this year. Actual up-front costs incurred during the full year of 2005 were $90 million.
Up-front costs recorded in the current quarter and year-to-date periods were attributable to both the U.S. bakery consolidation initiative and the European manufacturing optimization plan. Up-front costs recorded in the prior-year quarter were attributable solely to the U.S. bakery consolidation initiative; the prior year-to-date period also included costs attributable to the final stages of a veggie foods capacity consolidation project. Costs recorded in all periods presented were classified in cost of goods sold within our North American operating segment, except for $4 million in the current quarter, which was reported in cost of goods sold within our European operating segment.
Cost of goods sold for the quarter and year-to-date periods ended September 30, 2006, included total program-related charges of approximately $9 million and $36 million, respectively. The total year-to-date amount for 2006 was comprised of $15 million of asset write-offs, $4 million attributable to the aforementioned multiemployer pension plan withdrawal liability, and $17 million of cash expenditures, which consisted principally of severance, removals, and production relocation costs. Cost of goods sold for the quarter and year-to-date periods ended October 1, 2005, included total program-related charges of approximately $24 million and $71 million, respectively. The total year-to-date amount for 2005 was comprised of approximately $16 million for the multiemployer pension plan withdrawal liability, $34 million of asset write-offs, and $21 million for severance and other cash expenditures.
Exit cost reserves were approximately $4 million at September 30, 2006, as compared to $13 million at December 31, 2005. These reserves consisted of severance obligations to be paid out in late 2006 or early 2007.
Interest expense
Interest expense for the current year-to-date period was $227.5 million, as compared to $233.1 million in the prior-year period. The prior-period amount includes a charge of approximately $14 million related to the early redemption of long-term debt. We currently expect our full-year 2006 interest expense to be approximately even with the full-year 2005 amount of $300.3 million.
Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, foreign exchange gains and losses, and charitable donations. Other income for the year-to-date period ended September 30, 2006, was $11.3 million, as compared to other expense for the year-to-date period ended October 1, 2005, of $19.2 million. The favorable year-over-year variance of approximately $31 million was largely attributable to certain significant charges in the prior-year period, as well as a number of other individually-insignificant variances. Other income (expense), net for the year-to-date period ended October 1, 2005, included a charge of $6 million for a donation to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, and a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. This facility was sold in August 2006. The carrying value of all held-for-sale assets at September 30, 2006, was insignificant.
Income taxes
The consolidated effective income tax rate for both the quarter and year-to-date periods ended September 30, 2006, was approximately 32%, as compared to approximately 30% for the quarter and 32% year-to-date in 2005. The 2006 year-to-date provision for income taxes included two significant, but partially-offsetting, discrete adjustments. First, during the second quarter, we revised our repatriation plan for certain foreign earnings, giving rise to an incremental net tax cost of $18 million. Also in the second quarter, we reduced our reserves for uncertain tax positions by $25 million, related principally to closure of several domestic tax audits. In combination with several individually-insignificant items in the first and third quarters, the Company has recognized approximately $31 million of discrete net benefits within its 2006 year-to-date consolidated income tax provision. Our full-year 2006 consolidated effective income tax rate is currently projected to be approximately 32%, as compared to approximately 31% for the full year of 2005.
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

	Year-to-date period ended
	September 30,	October 1,	Change versus
(dollars in millions)	2006	2005	prior year

Operating activities
Net earnings	$821.7	$788.0	4.3%

Items in net earnings not requiring (providing) cash:
Depreciation and amortization	257.5	291.8
Deferred income taxes	2.1	(61.9)
Other (a)	140.4	171.6

Net earnings after non-cash items	1,221.7	1,189.5	2.7%

Pension and other postretirement benefit plan contributions	(38.0)	(89.2)
Changes in operating assets and liabilities:
Core working capital (b)	(193.7)	(104.0)
Other working capital	122.0	138.4

	(71.7)	34.4

Net cash provided by operating activities	$1,112.0	$1,134.7	-2.0%

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Inventory and trade receivables less trade payables.
For the year-to-date period of 2006, our operating cash flow declined by approximately $23 million, versus the level achieved in the comparable period of 2005. As presented in this preceding table, this decline was due principally to unfavorable movements in our core working capital balance, partially offset by a year-over-year decline in the level of benefit plan contributions.
In comparison to the prior-year period, approximately two-thirds of the unfavorable movement in core working capital was related to trade payables performance. At September 30, 2006, our consolidated trade payables balance was within 4% of the balance at year-end 2005. In contrast, our trade payables balance increased approximately 22% during 2005, from a historically-low level at the end of 2004. The remainder of the unfavorable movement in core working capital is related principally to higher commodity prices for our raw material and packaging inventories. Our consolidated inventory balances have also been unfavorably affected as we continue to serve our customers with existing U.S. capacity. Despite this unfavorable movement in the absolute balance, average core working capital continues to improve as a percentage of net sales. For the trailing fifty-two weeks ended September 30, 2006, core working capital was 6.8% of net sales, as compared to 7.0% as of December 31, 2005. While our long-term goal is to continue to improve this metric, we no longer expect movements in the absolute balance of core working capital to represent a significant source of operating cash flow.
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

	Year-to-date period ended		Change
	September 30,	October 1,	versus
(dollars in millions)	2006	2005	prior year

Net cash provided by operating activities	$1,112.0	$1,134.7
Additions to properties	(261.9)	(220.0)

Cash flow	$850.1	$914.7	-7.1%

Our year-to-date 2006 cash flow (as defined) declined approximately 7% versus the prior year, attributable to the year-over-year reduction in operating cash flow, as previously discussed, and increased spending for selected capacity expansions to accommodate our Company’s strong sales growth over the past several years. We expect this trend to continue in the near term, with projected 2006 property expenditures of approximately 4% of net sales, as compared to 3.7% for full-year 2005. The lower amount of year-to-date 2006 cash flow was anticipated in our plan and we continue to expect our cash flow for full-year 2006 to be $900-$975 million, which represents an increase over the full-year 2005 amount of approximately $125-$200 million. We expect this increase to be funded principally by a fourth quarter decline in benefit plan contributions versus the prior year, partially offset by a slight increase in capital spending as a percentage of sales.
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
Our Board of Directors has authorized stock repurchases for general corporate purposes and to offset issuances for employee benefit programs of up to $650 million for 2006. In connection with this authorization, during the year-to-date period ended September 30, 2006, we spent $579.9 million to repurchase approximately 13.5 million shares. This activity consisted principally of a February 21, 2006, private transaction with the W. K. Kellogg Foundation Trust to repurchase approximately 12.8 million shares for $550 million.
In April 2006, our Board of Directors authorized an increase in quarterly dividend level of approximately 5%, from $.2775 per common share to $.2910 per share, beginning with the quarterly dividend paid in September 2006. This increase is consistent with our current plan to maintain our dividend pay-out ratio between 40% and 50% of reported net earnings.
At September 30, 2006, our total debt was approximately $5.0 billion, as compared to $4.9 billion at December 31, 2005, and representative of our forecasted debt balance at year-end 2006. Primarily due to our prioritization of other uses of cash flow such as share repurchase, plus the aforementioned need to selectively invest in production capacity, we do not expect to reduce our total debt balance during 2006, but remain committed to net debt reduction (total debt less cash) over the long term.
We believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected growth opportunities, through our strong cash flow, our program of issuing short-term debt, and maintaining credit facilities on a global basis. Our significant long-term debt issues do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit its access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our credit facilities, which are in amounts sufficient to cover our outstanding commercial paper balance, which was $1.2 billion at September 30, 2006. In addition, assuming continuation of market liquidity, we believe it would be possible to term out certain short-term maturities or obtain additional credit facilities such that the Company could further extend its ability to meet its long-term borrowing obligations through 2008.

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

	Stock-based
	compensation expense		Diluted
Quarter ended	Pre-tax	Net of tax	EPS Impact

September 30, 2006:
As reported comparable	$9.4	$6.1	$0.02
SFAS No. 123(R) adoption impact	13.7	8.9	0.02

As reported total	$23.1	$15.0	$0.04

October 1, 2005:
As reported comparable	$5.0	$3.2	$0.01
Pro forma incremental	11.4	7.3	0.02

Pro forma total	$16.4	$10.5	$0.03

	Stock-based
	compensation expense		Diluted
Year-to-date period ended	Pre-tax	Net of tax	EPS Impact

September 30, 2006:
As reported comparable	$21.2	$13.5	$0.03
SFAS No. 123(R) adoption impact	46.8	30.3	0.08

As reported total	$68.0	$43.8	$0.11

October 1, 2005:
As reported comparable	$14.7	$9.4	$0.02
Pro forma incremental	40.0	25.5	0.06

Pro forma total	$54.7	$34.9	$0.08

For the full year of 2005, the pro forma incremental impact of stock compensation was $.09 per share and we currently expect the full-year 2006 impact of adopting SFAS No. 123(R) to be approximately $.11. The $.02 year-over-year increase in the estimated per-share impact is due principally to an expected increase in the number of options granted during 2006 and a lower expected average number of shares outstanding on which the calculation is based.
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
We estimate the fair value of each stock option award on the date of grant using a lattice-based option valuation model for annual grants and a Black-Scholes model for reload grants. These models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. Our methods for selecting these valuation assumptions are explained in Note 7 within Notes to Consolidated Financial Statements. In particular, our estimate of stock price volatility is based principally on historical volatility of the options granted, and to a lesser extent, on implied volatilities from traded options on the Company’s stock. For the lattice-based model, historical volatility corresponds to the 10-year contractual term of the options granted; whereas, for the Black-Scholes model, historical volatility corresponds to the expected term, which is currently 2.5 years. We decided to rely more heavily on historical volatility due to the greater availability of data and reliability of trends over longer periods of time, as compared to the terms of more thinly traded options, which rarely extend beyond two years. Recent historical volatilities using weekly price observations have ranged from approximately 23% for 10 years to 12% for 2.5 years. In comparison, implied volatilities currently average approximately 17% for traded options with terms in excess of six months. Based on this data, our weighted-average composite volatility assumption for purposes of valuing our option grants in the year-to-date period was 18.8%, as compared to 22.0% for the comparable prior-year period. All other assumptions held constant, a one percentage point increase or decrease in our year-to-date volatility assumption would increase or decrease the grant-date fair value of our 2006 option awards by approximately 4%.
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
SFAS No. 123(R) also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Statement of Cash Flows as a financing (rather than an operating) cash flow. If this standard had been adopted in 2005, operating cash flow would have been lower (and financing cash flow would have been higher) by approximately $20 million as a result of this provision. For the first half of 2006, the corresponding reduction in operating cash flow attributable to windfall tax benefits classified as financing cash flows was $17.6 million. The actual impact on full-year 2006 operating cash flow will depend, in part, on the volume of employee stock option exercises during the remainder of the year and the relationship between the exercise-date market value of the underlying stock and the original grant-date fair value previously determined for financial reporting purposes.
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

Employee postretirement benefits
In late 2005, the FASB commenced a project to comprehensively reconsider guidance in FASB Statements No. 87, “Employers’ Accounting for Pensions,” No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” and No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” in order to improve the reporting of pensions and other postretirement benefit plans in the financial statements by making information more useful and transparent for investors and other users. The FASB has organized this project in two phases: the first phase principally addressed balance sheet reporting of benefit plan obligations; the second phase is expected to address a variety of issues in light of international convergence including measurement of obligations and recognition of costs.
To complete Phase I of this project, in September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” which is effective as of the end of the fiscal year ending after December 15, 2006. Prior periods are not restated. The standard generally requires company plan sponsors to measure the net over- or under-funded position of a defined postretirement benefit plan as of the sponsor’s fiscal year end and to display that position as an asset or liability on the balance sheet. Any unrecognized past service cost, experience gains/losses, or transition obligation are reported as a component of other comprehensive income, net of tax, in shareholder’s equity. In contrast, pre-existing guidance generally permitted such unrecognized amounts to be carried off-balance sheet, often resulting in a disparity between plan balance sheet positions versus the funded status disclosed in financial statement footnotes. Furthermore, plan measurement dates could occur up to three months prior to year end.
We expect the adoption of this standard to materially affect the balance sheet display of the Company’s postretirement and postemployment benefit plan obligations, beginning with the annual 2006 financial statements. As of December 31, 2005, the Company had net unrecognized obligations totaling approximately $1.2 billion. If this standard had been adopted in 2005, this unrecognized amount, net of deferred tax effect, would have been recorded in other comprehensive income, thereby reducing consolidated net assets and shareholders’ equity by approximately $.8 billion as of that date. The actual impact on our 2006 fiscal year-end balance sheet position is currently expected to be similar, but could vary depending on factors affecting remeasurement of plan assets and obligations as of our fiscal year end. We do not believe this impact is economically significant because our net earnings, cash flow, liquidity, debt covenants, and plan funding requirements are not affected by this change in accounting principle. We have historically used our fiscal year end as the measurement date for our Company-sponsored defined benefit plans.
Future outlook & forward-looking statements
Our long-term annual growth targets are low single-digit for internal net sales, mid single-digit for internal operating profit, and high single-digit for net earnings per share. We currently expect to exceed our long-term internal sales growth target in 2006, principally attributable to continued strong innovation performance in North America and rapid category expansion in Latin America. For 2006, we currently expect the reported growth in operating profit to be reduced by approximately four percentage points and the reported increase in net earnings per share to be dampened by approximately $.11, due to the adoption of SFAS No. 123(R), as discussed in the section herein entitled “Stock compensation.” Excluding these impacts, we otherwise expect to meet our long-term annual growth targets for internal operating profit and net earnings per share for 2006. In addition, we remain committed to growing our brand-building investment faster than our targeted rate of sales growth on a long-term basis. Because we expect to exceed our sales growth target in 2006, the corresponding increase in brand-building investment is not expected to exceed that higher sales growth forecast.
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
As of September 30, 2006, management carried out an evaluation under the supervision and with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.
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
(millions, except per share data)

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	(a) Total Number		Announced	Purchased Under
	of Shares	(b) Average Price	Plans or	the Plans or
Period	Purchased	Paid per Share	Programs	Programs
Month #1: 7/2/06-7/29/06	0.1	$48.56	0.1	$70.1
Month #2: 7/30/06-8/26/06	0.2	49.39	0.2	$70.1
Month #3: 8/27/06-9/30/06	0.3	50.08	0.3	$70.1
Total (1)	0.6	49.55	0.6

(1)	Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:

	a.	During the current fiscal quarter, no shares were purchased under a program authorized by the Company’s Board of Directors to repurchase up to $650 million of Kellogg common stock during 2006 for general corporate purpose and to offset issuances for employee benefit programs. The remaining authorization as of September 30, 2006, was $70.1 million. This repurchase program was announced in a press release on October 31, 2005.

	b.	Approximately 0.6 million shares were purchased from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described on pages 34-36 of the Company’s 2005 Annual Report on Form 10-K.
Item 6. Exhibits
     (a) Exhibits:
31.1	Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness

31.2	Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa

32.1	Section 1350 Certification from James M. Jenness

32.2	Section 1350 Certification from Jeffrey M. Boromisa

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

Date: November 3, 2006

KELLOGG COMPANY
EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

31.1	Rule 13a-14(e)/15d-14(a) Certification from James M. Jenness	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from Jeffrey M. Boromisa	E

32.1	Section 1350 Certification from James M. Jenness	E

32.2	Section 1350 Certification from Jeffrey M. Boromisa	E