Form 10-K
period 2006-12-30
KELLOGG CO
filed 2007-02-23
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 30, 2006

Commission file number 1-4171

Kellogg Company
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-0710690
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Kellogg Square
Battle Creek, Michigan 49016-3599

(Address of Principal Executive Offices)

Registrant’s telephone number: (269) 961-2000

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.25 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Securities Act: None

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act of 1934.  Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one)

Large accelerated filer ☑                    Accelerated filer ☐                    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that the W.K. Kellogg Foundation Trust, directors and executive officers may be affiliates) was approximately $14.5 billion, as determined by the June 30, 2006, closing price of $48.43 for one share of common stock, as reported for the New York Stock Exchange — Composite Transactions.

As of January 26, 2007, 397,969,170 shares of the common stock of the registrant were issued and outstanding.

Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 27, 2007 are incorporated by reference into Part III of this Report.

PART I

Item 1.	Business

The Company.  Kellogg Company, founded in 1906 and incorporated in Delaware in 1922, and its subsidiaries are engaged in the manufacture and marketing of ready-to-eat cereal and convenience foods.

The address of the principal business office of Kellogg Company is One Kellogg Square, P.O. Box 3599, Battle Creek, Michigan 49016-3599. Unless otherwise specified or indicated by the context, “Kellogg,” “we,” “us” and “our” refer to Kellogg Company, its divisions and subsidiaries.

Financial Information About Segments.  Information on segments is located in Note 14 within Notes to the Consolidated Financial Statements which are included herein under Part II, Item 8.

Principal Products.  Our principal products are ready-to-eat cereals and convenience foods, such as cookies, crackers, toaster pastries, cereal bars, fruit snacks, frozen waffles and veggie foods. These products were, as of December 30, 2006, manufactured by us in 17 countries and marketed in more than 180 countries. Our cereal products are generally marketed under the Kellogg’s name and are sold principally to the grocery trade through direct sales forces for resale to consumers. We use broker and distribution arrangements for certain products. We also generally use these, or similar arrangements, in less-developed market areas or in those market areas outside of our focus.

We also market cookies, crackers, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Murray, Austin and Famous Amos, to supermarkets in the United States through a direct store-door (DSD) delivery system, although other distribution methods are also used.

Additional information pertaining to the relative sales of our products for the years 2004 through 2006 is located in Note 14 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Raw Materials.  Agricultural commodities are the principal raw materials used in our products. Cartonboard, corrugated, and plastic are the principal packaging materials used by us. World supplies and prices of such commodities (which include such packaging materials) are constantly monitored, as are government trade policies. The cost of such commodities may fluctuate widely due to government policy and regulation, weather conditions, or other unforeseen circumstances. Continuous efforts are made to maintain and improve the quality and supply of such commodities for purposes of our short-term and long-term requirements.

The principal ingredients in the products produced by us in the United States include corn grits, wheat and wheat derivatives, oats, rice, cocoa and chocolate, soybeans and soybean derivatives, various fruits, sweeteners, flour, shortening, dairy products, eggs, and other filling ingredients, which are obtained from various sources. Most of these commodities are purchased principally from sources in the United States.

We enter into long-term contracts for the commodities described in this section and purchase these items on the open market, depending on our view of possible price fluctuations, supply levels, and our relative negotiating power. While the cost of some of these commodities has, and may continue to, increase over time, we believe that we will be able to purchase an adequate supply of these items as needed. As further discussed herein under Part II, Item 7A, we also use commodity futures and options to hedge some of our costs.

Raw materials and packaging needed for internationally based operations are available in adequate supply and are sometimes imported from countries other than those where used in manufacturing.

Cereal processing ovens at major domestic and international facilities are regularly fueled by natural gas or propane, which are obtained from local utilities or other local suppliers. Short-term standby propane storage exists at several plants for use in the event of an interruption in natural gas supplies. Oil may also be used to fuel certain operations at various plants in the event of natural gas shortages or when its use presents economic advantages. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. As further discussed herein under Part II, Item 7A, beginning in 2006, we have used over-the-counter commodity price swaps to hedge some of our natural gas costs.

Trademarks and Technology.  Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to cereals and convenience foods manufactured and marketed by us, and we also grant licenses to third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals, convenience foods and our other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Complete Bran Flakes, Complete Wheat Flakes, Cocoa Krispies, Cinnamon Crunch Crispix, Corn Pops, Cruncheroos, Kellogg’s Corn Flakes, Cracklin’ Oat Bran, Crispix, Froot Loops, Kellogg’s Frosted Flakes, Frosted Mini-Wheats, Frosted Krispies, Just Right, Kellogg’s Low Fat Granola, Mueslix, Nutri-Grain, Pops, Product 19, Kellogg’s Raisin Bran, Rice Krispies, Raisin Bran Crunch, Smacks, Smart Start, Special K and Special K Red Berries in the United States and elsewhere; Zucaritas, Choco Zucaritas, Crusli Sucrilhos, Sucrilhos Chocolate, Sucrilhos Banana, Vector, Musli, Nutridia, and Choco Krispis for cereals in Latin America; Vive and Vector in Canada; Choco Pops, Chocos, Frosties, Muslix, Fruit ’n’ Fibre, Kellogg’s Crunchy Nut Corn Flakes, Kellogg’s Crunchy Nut Red Corn Flakes, Honey Loops, Kellogg’s Extra, Sustain, Mueslix, Country Store, Ricicles, Smacks, Start, Smacks Choco Tresor, Pops, and Optima for cereals in Europe; and Cerola, Sultana Bran, Supercharged, Chex, Frosties, Goldies, Rice Bubbles, Nutri-Grain, Kellogg’s Iron Man Food, and BeBig for cereals in Asia and Australia. Additional Company trademarks are the names of certain combinations of Kellogg’s ready-to-eat cereals, including Fun Pak, Jumbo, and Variety. Other Company brand names include Kellogg’s Corn Flake Crumbs; Croutettes for herb season stuffing mix; All-Bran, Choco Krispis, Froot Loops, Nutridia, Kuadri-Krispis, Zucaritas, Special K, and Crusli for cereal bars, Keloketas for cookies, Komplete for biscuits; and Kaos for snacks in Mexico and elsewhere in Latin America; Pop-Tarts Pastry Swirls for toaster danish; Pop-Tarts and Pop-Tarts Snak-Stix for toaster pastries; Eggo, Special K, Froot Loops and Nutri-Grain for frozen waffles and pancakes; Rice Krispies Treats for baked snacks and convenience foods; Nutri-Grain cereal bars, Nutri-Grain yogurt bars, All-Bran bars, Smart Start bars and Kellogg’s Crunch bars for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Day Dawn, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Nutri-Grain Squares, Nutri-Grain Elevenses, and Rice Krispies Squares for convenience foods in Europe; Fruit Winders for fruit snacks in the United Kingdom; Kashi and GoLean for certain cereals, nutrition bars, and mixes; TLC for crackers; Vector for meal replacement products; and Morningstar Farms, Loma Linda, Natural Touch, and Worthington for certain meat and egg alternatives.

We also market convenience foods under trademarks and tradenames which include Keebler, Cheez-It, E. L. Fudge, Murray, Famous Amos, Austin, Ready Crust, Chips Deluxe, Club, Fudge Shoppe, Hi-Ho, Sunshine, Munch’Ems, Right Bites, Sandies, Soft Batch, Toasteds, Town House, Vienna Fingers, Wheatables, and Zesta. One of our subsidiaries is also the exclusive licensee of the Carr’s brand name in the United States.

Our trademarks also include logos and depictions of certain animated characters in conjunction with our products, including Snap!Crackle!Pop! for Cocoa Krispies and Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Ernie Keebler for cookies, convenience foods and other products; the Hollow Tree logo for certain convenience foods; Toucan Sam for Froot Loops; Dig ’Em for Smacks; Coco the Monkey for Coco Pops; Cornelius for Kellogg’s Corn Flakes; Melvin the elephant for certain cereal and convenience foods; Chocos the Bear and Kobi the Bear for certain cereal products.

The slogans The Best To You Each Morning, The Original and Best and They’re Gr-r-reat!, used in connection with our ready-to-eat cereals, along with L’ Eggo my Eggo, used in connection with our frozen waffles and pancakes, and Elfin Magic used in connection with convenience food products are also important Kellogg trademarks.

The trademarks listed above, among others, when taken as a whole, are important to our business. Certain individual trademarks are also important to our business. Depending on the jurisdiction, trademarks are generally valid as long as they are in use and/or their registrations are properly maintained and they have not been found to have become generic. Registrations of trademarks can also generally be renewed indefinitely as long as the trademarks are in use.

We consider that, taken as a whole, the rights under our various patents, which expire from time to time, are a valuable asset, but we do not believe that our businesses are materially dependent on any single patent or group of related patents. Our activities under licenses or other franchises or concessions which we hold are similarly a valuable asset, but are not believed to be material.

Seasonality.  Demand for our products has generally been approximately level throughout the year, although some of our convenience foods have a bias for stronger demand in the second half of the year due to events and holidays. We also custom-bake cookies for the Girl Scouts of the U.S.A., which are principally sold in the first quarter of the year.

Working Capital.  Although terms vary around the world and by business types, in the United States we generally have required payment for goods sold eleven or sixteen days subsequent to the date of invoice as 2% 10/net 11 or 1% 15/net 16. Receipts from goods sold, supplemented as required by borrowings, provide for our payment of dividends, capital expansion, and for other operating expenses and working capital needs.

Customers.  Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% of consolidated net sales during 2006, comprised principally of sales within the United States. At December 30, 2006, approximately 14% of our consolidated receivables balance and 22% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. During 2006, our top five customers, collectively, accounted for approximately 33% of our consolidated net sales and approximately 42% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry in recent years and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.

Backlog.  For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 30, 2006 and December 31, 2005, was not material to us.

Competition.  We have experienced, and expect to continue to experience, intense competition for sales of all of our principal products in our major product categories, both domestically and internationally. Our products compete with advertised and branded products of a similar nature as well as unadvertised and private label products, which are typically distributed at lower prices, and generally with other food products. Principal methods and factors of competition include new product introductions, product quality, taste, convenience, nutritional value, price, advertising, and promotion.

Research and Development.  Research to support and expand the use of our existing products and to develop new food products is carried on at the W.K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately $190.6 million in 2006, $181.0 million in 2005 and $148.9 million in 2004.

Regulation.  Our activities in the United States are subject to regulation by various government agencies, including the Food and Drug Administration, Federal Trade Commission and the Departments of Agriculture, Commerce and Labor, as well as voluntary regulation by other bodies. Various state and local agencies also regulate our activities. Other agencies and bodies outside of the United States, including those of the European Union and various countries, states and municipalities, also regulate our activities.

Environmental Matters.  Our facilities are subject to various U.S. and foreign federal, state, and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. We are not a party to any material proceedings arising under these regulations. We believe that compliance with existing environmental laws and regulations will not materially affect our consolidated financial condition or our competitive position.

Employees.  At December 30, 2006, we had approximately 26,000 employees.

Financial Information About Geographic Areas.  Information on geographic areas is located in Note 14 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Executive Officers.  The names, ages, and positions of our executive officers (as of February 15, 2007) are listed below together with their business experience. Executive officers are generally elected annually by the Board of Directors at the meeting immediately prior to the Annual Meeting of Shareowners.

James M. Jenness
Chairman of the Board  60
Mr. Jenness has been our Chairman since February 2005 and has served as a Kellogg director since 2000. From February 2005 until December 2006, he also served as our Chief Executive Officer. He was Chief Executive Officer of Integrated Merchandising Systems, LLC, a leader in outsource management of retail promotion and branded merchandising from 1997 to December 2004. He is also a director of Kimberly-Clark Corporation.

A. D. David Mackay
President and Chief Executive Officer  51
Mr. Mackay became our President and Chief Executive Officer on December 31, 2006 and has served as a Kellogg director since February 2005. Mr. Mackay joined Kellogg Australia in 1985 and held several positions with Kellogg USA, Kellogg Australia and Kellogg New Zealand before leaving Kellogg in 1992. He rejoined Kellogg Australia in 1998 as managing director and was appointed managing director of Kellogg United Kingdom and Republic of Ireland later in 1998. He was named Senior Vice President and President, Kellogg USA in July 2000, Executive Vice President in November 2000, and President and Chief Operating Officer in September 2003. He is also a director of Fortune Brands, Inc.

John A. Bryant
Executive Vice President,
Chief Financial Officer, Kellogg Company and
President, Kellogg International  41
Mr. Bryant joined Kellogg in March 1998, working in support of the global strategic planning process. He was appointed Senior Vice President and Chief Financial Officer, Kellogg USA, in August 2000, was appointed as our Chief Financial Officer in February 2002 and was appointed Executive Vice President later in 2002. He also assumed responsibility for the Natural and Frozen Foods Division, Kellogg USA, in September 2003. He was appointed Executive Vice President and President, Kellogg International in June 2004 and was appointed to his current position in December 2006.

Jeffrey W. Montie
Executive Vice President and President,
Kellogg North America  45
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

Donna J. Banks
Senior Vice President, Global Supply Chain  50
Dr. Banks joined Kellogg in 1983. She was appointed to Senior Vice President, Research and Development in 1997, to Senior Vice President, Global Innovation in 1999 and to Senior Vice President, Research, Quality and Technology in 2000. She was appointed to her current position in June 2004.

Celeste Clark
Senior Vice President, Global Nutrition and
Corporate Affairs  53
Dr. Clark has been Kellogg’s Senior Vice President of Global Nutrition and Corporate Affairs since June 2006. She joined Kellogg in 1977 and served in several roles of increasing responsibility before being appointed to Vice President, Worldwide Nutrition Marketing in 1996 and then to Senior Vice President, Nutrition and Marketing Communications, Kellogg USA in 1999. She was appointed to Vice President, Corporate and Scientific Affairs in October 2002, and to Senior Vice President, Corporate Affairs in August 2003.

Gary H. Pilnick
Senior Vice President, General Counsel,
Corporate Development and Secretary  42
Mr. Pilnick was appointed Senior Vice President, General Counsel and Secretary in August 2003 and assumed responsibility for Corporate Development in June 2004. He joined Kellogg as Vice President — Deputy General Counsel and Assistant Secretary in September 2000 and served in that position until August 2003. Before joining Kellogg, he served as Vice President and Chief Counsel of Sara Lee Branded Apparel and as Vice President and Chief Counsel, Corporate Development and Finance at Sara Lee Corporation.

Kathleen Wilson-Thompson
Senior Vice President, Global Human Resources  49
Kathleen Wilson-Thompson has been Kellogg Company’s Senior Vice President, Global Human Resources since July 2005. She served in various legal roles until 1995, when she assumed the role of Human Resources Manager for one of our plants. In 1998, she returned to the legal department as Corporate Counsel, and was promoted to Chief Counsel, Labor and Employment in November 2001, a position she held until October 2003, when she was promoted to Vice President, Chief Counsel, U.S. Businesses, Labor and Employment.

Alan R. Andrews
Vice President and Corporate Controller  51
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

Availability of Reports; Website Access; Other Information.  Our internet address is http://www.kelloggcompany.com. Through “Investor Relations” — “Financials” — “SEC Filings” on our home page, we make available free of charge our proxy statements, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our reports filed with the Securities and Exchange Commission are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.

Copies of the Corporate Governance Guidelines, the Charters of the Audit, Compensation and Nominating and Governance Committees of the Board of Directors, the Code of Conduct for Kellogg Company directors and Global Code of Ethics for Kellogg Company employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on the Kellogg Company website. Amendments or waivers to the Global Code of Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the Kellogg Company website. We will provide copies of any of these documents to any Shareowner upon request.

Forward-Looking Statements.  This Report contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditure; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices, and labor costs; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors; business disruption or other losses from war, terrorist acts, or political unrest and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

Item 1A.  Risk Factors

In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.

Our performance is affected by general economic and political conditions and taxation policies.

Our results in the past have been, and in the future may continue to be, materially affected by changes in general economic and political conditions in the United States and other countries, including the interest rate environment in which we conduct business, the financial markets through which we access capital and currency, political unrest and terrorist acts in the United States or other countries in which we carry on business.

The enactment of or increases in tariffs, including value added tax, or other changes in the application of existing taxes, in markets in which we are currently active or may be active in the future, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

We operate in the highly competitive food industry.

We face competition across our product lines, including ready-to-eat cereals and convenience foods, from other companies which have varying abilities to withstand changes in market conditions. Some of our competitors have substantial financial, marketing and other resources, and competition with them in our various markets and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose category share, any of which could have a material adverse effect on our business and financial results. Category share and growth could also be adversely impacted if we are not successful in introducing new products.

Our consolidated financial results and demand for our products are dependent on the successful development of new products and processes.

There are a number of trends in consumer preferences which may impact us and the industry as a whole. These include changing consumer dietary trends and the availability of substitute products.

Our success is dependent on anticipating changes in consumer preferences and on successful new product and process development and product relaunches in response to such changes. We aim to introduce products or new or improved production processes on a timely basis in order to counteract obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products and to the research, development and technology process functions of our business, we may not be successful in developing new products or our new products may not be commercially successful. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully identify, develop, manufacture, market and sell new or improved products in these changing markets.

An impairment in the carrying value of goodwill or other acquired intangible could negatively affect our consolidated operating results and net worth.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names, and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. If carrying value exceeds current fair value, the intangible is considered impaired and is reduced to fair value via a charge to earnings. Events and conditions which could result in an impairment include changes in the industries in which we operate, including competition and advances in technology; a significant product liability or intellectual property claim; or other factors leading to reduction in expected sales or profitability. Should the value of one or more of the acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.

As of December 30, 2006, the carrying value of intangible assets totaled approximately $4.87 billion, of which $3.45 billion was goodwill and $1.42 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $10.71 billion and shareholders’ equity of $2.07 billion.

We may not achieve our targeted cost savings from cost reduction initiatives.

Our success depends in part on our ability to be an efficient producer in a highly competitive industry. We have invested a significant amount in capital expenditures to improve our operational facilities. Ongoing operational issues are likely to occur when carrying out major production, procurement, or logistical changes and these, as well as any failure by us to achieve our planned cost savings, could have a material adverse effect on our business and consolidated financial position and on the consolidated results of our operations and profitability.

We have a substantial amount of indebtedness.

We have indebtedness that is substantial in relation to our shareholders’ equity. As of December 30, 2006, we had total debt of approximately $5.04 billion and shareholders’ equity of $2.07 billion.

Our substantial indebtedness could have important consequences, including:

•	the ability to obtain additional financing for working capital, capital expenditure or general corporate purposes may be impaired, particularly if the ratings assigned to our debt securities by rating organizations were revised downward;

•	restricting our flexibility in responding to changing market conditions or making us more vulnerable in the event of a general downturn in economic conditions or our business;

•	a substantial portion of the cash flow from operations must be dedicated to the payment of principal and interest on our debt, reducing the funds available to us for other purposes including expansion through acquisitions, marketing spending and expansion of our product offerings; and

•	we may be more leveraged than some of our competitors, which may place us at a competitive disadvantage.

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our financial and operating performance, which in turn, is subject to prevailing economic conditions, the availability of, and interest rates on, short-term financing, and to financial, business and other factors beyond our control.

Our results may be materially and adversely impacted as a result of increases in the price of raw materials, including agricultural commodities, fuel and labor.

Agricultural commodities, including corn, wheat, soybean oil, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and plastic are the principal packaging materials used by us. The cost of such commodities may fluctuate widely due to government policy and regulation, weather conditions, or other unforeseen circumstances. To the extent that any of the foregoing factors affect the prices of such commodities and we are unable to increase our prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of our operations could be materially and adversely affected.

Cereal processing ovens at major domestic and international facilities are regularly fuelled by natural gas or propane, which are obtained from local utilities or other local suppliers. Short-term stand-by propane storage exists at several plants for use in case of interruption in natural gas supplies. Oil may also be used to fuel certain operations at various plants. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. The cost of fuel may fluctuate widely due to economic and political conditions, government policy and regulation, war, or other unforeseen circumstances which could have a material adverse effect on our consolidated operating results or financial condition.

A shortage in the labor pool or other general inflationary pressures or changes in applicable laws and regulations could increase labor cost, which could have a material adverse effect on our consolidated operating results or financial conditions.

Additionally, our labor costs include the cost of providing benefits for employees. We sponsor a number of defined benefit plans for employees in the United States and various foreign locations, including pension, retiree health and welfare, active health care, severance and other postemployment benefits. We also participate in a number of multiemployer pension plans for certain of our manufacturing locations. Our major pension plans and U.S. retiree health and welfare plans are funded with trust assets invested in a globally diversified portfolio of equity securities with smaller holdings of bonds, real estate and other investments. The annual cost of benefits can vary significantly from year to year and is materially affected by such factors as changes in the assumed or actual rate of return on major plan assets, a change in the weighted-average discount rate used to measure obligations, the rate or trend of health care cost inflation, and the outcome of collectively-bargained wage and benefit agreements.

We may be unable to maintain our profit margins in the face of a consolidating retail environment. In addition, the loss of one of our largest customers could negatively impact our sales and profits.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% of consolidated net sales during 2006, comprised principally of sales within the United States. At December 30, 2006, approximately 14% of our consolidated receivables balance and 22% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. During 2006, our top five customers, collectively, accounted for approximately 33% of our consolidated net sales and approximately 42% of U.S. net sales. As the retail grocery trade continues to consolidate and mass marketers become larger, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer for an extended length of time could negatively impact our sales and profits.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.

We consider our intellectual property rights, including particularly and most notably our trademarks, but also including patents, trade secrets, copyrights and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements, third party nondisclosure and assignment agreements and policing of third party misuses of our intellectual property. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our technology, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business.

We may be unaware of intellectual property rights of others that may cover some of our technology, brands or products.

Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Third party claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain products.

Changes in tax, environmental or other regulations or failure to comply with existing licensing, trade and other regulations and laws could have a material adverse effect on our consolidated financial condition.

Our activities, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Food and Drug Administration, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce and Labor, as well as similar and other authorities of the European Union and various state, provincial and local governments, as well as voluntary regulation by other bodies. Various state and local agencies also regulate our activities.

The manufacturing, marketing and distribution of food products is subject to governmental regulation that is becoming increasingly onerous. Those regulations control such matters as ingredients, advertising, relations with distributors and retailers, health and safety and the environment. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax and environmental matters. The need to comply with new or revised tax, environmental or other laws or regulations, or new or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations.

Our operations face significant foreign currency exchange rate exposure which could negatively impact our operating results.

We hold assets and incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, primarily the British Pound, Euro, Australian dollar, Canadian dollar and Mexican peso. Because our consolidated financial statements are presented in U.S. dollars, we must translate our assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar may negatively affect the value of these items in our consolidated financial statements, even if their value has not changed in their original currency. To the extent we fail to manage our foreign currency exposure adequately, our consolidated results of operations may be negatively affected.

If our food products become adulterated or misbranded, we might need to recall those items and may experience product liability if consumers are injured as a result.

We may need to recall some of our products if they become adulterated or misbranded. We may also be liable if the consumption of any of our products causes injury. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of our brands.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.

We operated, as of December 30, 2006, manufacturing plants and distribution and warehousing facilities totaling more than 28 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants in San Jose, California; Atlanta, Augusta, Columbus, and Rome, Georgia; Chicago, Illinois; Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids, Michigan; Blue Anchor, New Jersey; Cary and Charlotte, North Carolina; Cincinnati, Fremont, and Zanesville, Ohio; Muncy, Pennsylvania; Rossville, Tennessee and Allyn, Washington.

Outside the United States, we had, as of December 30, 2006, additional manufacturing locations, some with warehousing facilities, in Australia, Brazil, Canada, Colombia, Ecuador,

Germany, Great Britain, Guatemala, India, Japan, Mexico, South Africa, South Korea, Spain, Thailand, and Venezuela.

We generally own our principal properties, including our major office facilities, although some manufacturing facilities are leased, and no owned property is subject to any major lien or other encumbrance. Distribution facilities (including related warehousing facilities) and offices of non-plant locations typically are leased. In general, we consider our facilities, taken as a whole, to be suitable, adequate, and of sufficient capacity for our current operations.

Item 3.	Legal Proceedings

We are not a party to any pending legal proceedings which could reasonably be expected to have a material adverse effect on us and our subsidiaries, considered on a consolidated basis, nor are any of our properties or subsidiaries subject to any such proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information on the market for our common stock, number of shareowners and dividends is located in Note 13 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

The following table provides information with respect to acquisitions by us of our shares of common stock during the quarter ended December 30, 2006.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
	(a)	(b)	Total number of shares	Approximate dollar value of shares
(millions, except per share data)	Total number of	Average price	purchased as part of publicly	that may yet be purchased
Period	shares purchased	paid per share	announced plans or programs	under the plans or programs

Month #1: 10/1/06-10/28/06	.1	$49.27	.1	$70.1
Month #2: 10/29/06-11/25/06	2.1	$49.80	2.1	$14.4
Month #3: 11/26/06-12/30/06	.9	$50.21	.9	—
Total (1)	3.1	$49.91	3.1

(1)	Shares included in the preceding table were purchased as part of publicly announced plans or programs, as follows:

a)	Approximately 1.4 million shares were purchased during the fourth quarter of 2006 under a program authorized by our Board of Directors to repurchase up to $650 million of Kellogg common stock during 2006 for general corporate purposes and to offset issuances for employee benefit programs. This repurchase program was publicly announced in a press release on October 31, 2005. On December 8, 2006, our Board of Directors authorized a stock repurchase program of up to $650 million for 2007, which was publicly announced in a press release on December 11, 2006.

b)	Approximately 1.7 million shares were purchased during the fourth quarter of 2006 from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described in Note 8 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Item 6.	Selected Financial Data

Kellogg Company and Subsidiaries

Selected Financial Data

(in millions, except per share data and number of employees)	2006	2005	2004	2003	2002

Operating trends
Net sales	$10,906.7	$10,177.2	$9,613.9	$8,811.5	$8,304.1
Gross profit as a % of net sales	44.2%	44.9%	44.9%	44.4%	45.0%
Depreciation	351.2	390.3	399.0	359.8	346.9
Amortization	1.5	1.5	11.0	13.0	3.0
Advertising expense	915.9	857.7	806.2	698.9	588.7
Research and development expense	190.6	181.0	148.9	126.7	106.4
Operating profit	1,765.8	1,750.3	1,681.1	1,544.1	1,508.1
Operating profit as a % of net sales	16.2%	17.2%	17.5%	17.5%	18.2%
Interest expense	307.4	300.3	308.6	371.4	391.2
Net earnings	1,004.1	980.4	890.6	787.1	720.9
Average shares outstanding:
Basic	397.0	412.0	412.0	407.9	408.4
Diluted	400.4	415.6	416.4	410.5	411.5
Net earnings per share:
Basic	2.53	2.38	2.16	1.93	1.77
Diluted	2.51	2.36	2.14	1.92	1.75

Cash flow trends
Net cash provided by operating activities	$1,410.5	$1,143.3	$1,229.0	$1,171.0	$999.9
Capital expenditures	453.1	374.2	278.6	247.2	253.5

Net cash provided by operating activities reduced by capital expenditures (a)	$957.4	$769.1	$950.4	$923.8	$746.4

Net cash used in investing activities	(445.4)	(415.0)	(270.4)	(219.0)	(188.8)
Net cash used in financing activities	(789.0)	(905.3)	(716.3)	(939.4)	(944.4)
Interest coverage ratio (b)	6.9	7.1	6.8	5.1	4.8

Capital structure trends
Total assets (c)	$10,714.0	$10,574.5	$10,561.9	$9,914.2	$9,990.8
Property, net	2,815.6	2,648.4	2,715.1	2,780.2	2,840.2
Short-term debt	1,991.3	1,194.7	1,029.2	898.9	1,197.3
Long-term debt	3,053.0	3,702.6	3,892.6	4,265.4	4,519.4
Shareholders’ equity (c)	2,069.0	2,283.7	2,257.2	1,443.2	895.1

Share price trends
Stock price range	$42-51	$42-47	$37-45	$28-38	$29-37
Cash dividends per common share	1.137	1.060	1.010	1.010	1.010

Number of employees	25,856	25,606	25,171	25,250	25,676

(a)	The Company uses this non-GAAP financial measure to focus management and investors on the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, and share repurchase, which is reconciled above.

(b)	Interest coverage ratio is calculated based on earnings before interest expense, income taxes, depreciation, and amortization, divided by interest expense.

(c)	The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the end of its 2006 fiscal year. The standard generally requires company plan sponsors to reflect the net over- or under-funded position of a defined postretirement benefit plan as an asset or liability on the balance sheet. Accordingly, the 2006 balances associated with the identified captions within this summary were materially affected by the adoption of this standard. Refer to Note 1 for further information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Kellogg Company and Subsidiaries

 Results Of Operations

Overview

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, fruit snacks, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally. We currently manage our operations in four geographic operating segments, comprised of North America and the three International operating segments of Europe, Latin America, and Asia Pacific. For the periods presented, the Asia Pacific operating segment included Australia and Asian markets. Beginning in 2007, this segment will also include South Africa, which was formerly a part of Europe.

We manage our Company for sustainable performance defined by our long-term annual growth targets. During the periods presented, these targets were low single-digit for internal net sales, mid single-digit for internal operating profit, and high single-digit for net earnings per share, which we met or exceeded in each of 2004, 2005, and 2006:

Consolidated results
(dollars in millions)		2006	2005	2004

Net sales		$10,906.7	$10,177.2	$9,613.9

Net sales growth:	As reported	7.2%	5.9%	9.1%

	Internal (a)	6.8%	6.4%	5.0%

Operating profit		$1,765.8	$1,750.3	$1,681.1

Operating profit growth:	As reported (b)	.9%	4.1%	8.9%

	Internal (a)	4.3%	5.2%	4.5%

Diluted net earnings per share (EPS)		$2.51	$2.36	$2.14

EPS growth (b)		6%	10%	11%

(a)	Our measure of “internal growth” excludes the impact of currency and, if applicable, acquisitions, dispositions, and shipping day differences. Specifically, internal net sales and operating profit growth for 2005 and 2004 exclude the impact of a 53rd shipping week in 2004. Internal operating profit growth for 2006 also excludes the impact of adopting SFAS No. 123(R) “Share-Based Payment.” Accordingly, internal operating profit growth for 2006 is a non-GAAP financial measure, which is further discussed and reconciled to GAAP-basis growth on pages 11 and 12.

(b)	At the beginning of 2006, we adopted SFAS No. 123(R) “Share-Based Payment,” which reduced our fiscal 2006 operating profit by $65.4 million ($42.4 million after tax or $.11 per share), due primarily to recognition of compensation expense associated with employee and director stock option grants. Correspondingly, our reported operating profit and net earnings growth for 2006 was reduced by approximately 4%. Diluted net earnings per share growth was reduced by approximately 5%. Refer to the section beginning on page 21 entitled “Stock compensation” for further information on the Company’s adoption of SFAS No. 123(R).

In combination with an attractive dividend yield, we believe this profitable growth has and will continue to provide a strong total return to our shareholders. We plan to continue to achieve this sustainability through a strategy focused on growing our cereal business, expanding our snacks business, and pursuing selected growth opportunities. We support our business strategy with operating principles that emphasize profit-rich, sustainable sales growth, as well as cash flow and return on invested capital. We believe our steady earnings growth, strong cash flow, and continued investment during a multi-year period of significant commodity and energy-driven cost inflation demonstrates the strength and flexibility of our business model.

Net sales and operating profit

2006 compared to 2005

The following tables provide an analysis of net sales and operating profit performance for 2006 versus 2005:

				Asia
	North		Latin	Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2006 net sales	$7,348.8	$2,143.8	$890.8	$523.3	$—	$10,906.7

2005 net sales	$6,807.8	$2,013.6	$822.2	$533.6	$—	$10,177.2

% change — 2006 vs. 2005:
Volume (tonnage) (b)	3.5%	1.4%	4.5%	−1.2%	—	3.1%
Pricing/mix	4.0%	4.0%	4.0%	.9%	—	3.7%

Subtotal — internal business	7.5%	5.4%	8.5%	−.3%	—	6.8%
Foreign currency impact	.4%	1.1%	−.2%	−1.6%	—	.4%

Total change	7.9%	6.5%	8.3%	−1.9%	—	7.2%

				Asia
	North		Latin	Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2006 operating profit	$1,340.5	$334.1	$220.1	$76.9	$(205.8)	$1,765.8

2005 operating profit	$1,251.5	$330.7	$202.8	$86.0	$(120.7)	$1,750.3

% change — 2006 vs. 2005:
Internal business	6.5%	.7%	9.3%	−8.7%	−16.2%	4.3%
SFAS No. 123(R) adoption impact	—	—	—	—	−54.1%	−3.7%
Foreign currency impact	.6%	.3%	−.8%	−1.9%	—	.3%

Total change	7.1%	1.0%	8.5%	−10.6%	−70.3%	.9%

(a)	Includes Australia and Asia.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

During 2006, our consolidated net sales increased 7%, with strong results in both North America and the total of our International segments. Internal net sales also grew 7%, building on a 6% rate of internal growth during 2005. Successful innovation, brand-building (advertising and consumer promotion) investment, and in-store execution continued to drive broad-based sales growth across each of our enterprise-wide product groups. In fact, we achieved growth in retail cereal sales within each of our operating segments.

For 2006, our North America operating segment reported a net sales increase of 8%. Internal net sales growth was also 8%, with each major product group contributing as follows: retail cereal +3%; retail snacks (cookies, crackers, toaster pastries, cereal bars, fruit snacks) +11%; frozen and specialty (food service, vending, convenience, drug stores, custom manufacturing) channels +8%. The significant growth achieved by our North America snacks business represented nearly one-half of the total dollar increase in consolidated internal net sales for 2006. The 2006 growth in North America retail cereal sales was on top of 8% growth in 2005 and represented the 6th consecutive year in which we’ve increased our dollar share of category sales. Although North America consumer retail cereal consumption remained steady throughout 2006, our shipment revenues declined in the fourth quarter of 2006 by approximately 2% versus the prior-year period. We believe this decline was largely attributable to year-end retail trade inventory adjustments, which brought inventories in line with year-end 2005 levels after several successive quarters of slight inclines.

Our International operating segments collectively achieved net sales growth of approximately 6% or 5% on an internal basis, with leading dollar contributions from our UK, France, Mexico, and Venezuela business units. Internal sales of our Asia Pacific operating segment (which represents less than 5% of our consolidated results) were approximately even with the prior year, as solid growth in Australia cereal and Asian markets was offset by weak performance in our Australia snack business.

Consolidated operating profit for 2006 grew 1%, with internal operating profit up 4% versus 2005. As discussed on page 11, our measure of internal operating profit growth is consistent with our measure of internal sales growth, except that during 2006, internal operating profit growth also excluded the impact of incremental stock compensation expense associated with our adoption of SFAS No. 123(R). We used this non-GAAP financial measure during our first year of adopting this FASB standard in order to assist management and investors in assessing the Company’s financial operating performance against comparative periods, which did not include stock option-related compensation expense. Accordingly, corporate selling, general, and administrative (SGA) expense was higher and operating profit was lower by $65.4 million for 2006, reducing consolidated operating profit growth by approximately four percentage points. Refer to the section beginning on page 21 entitled “Stock compensation” for further information on the Company’s adoption of SFAS No. 123(R).

As further discussed beginning on page 14, our measure of internal operating profit growth includes up-front costs related to cost-reduction initiatives. Although total 2006 up-front costs of $82 million were not significantly changed from the 2005 amount of $90 million, a year-over-year shift in operating segment allocation of such costs affected relative segment performance. The 2006 versus 2005 change in project cost allocation was a $44 million decline in North America (improving 2006 segment operating profit performance by approximately 4%) and a $28 million increase in Europe (reducing 2006 segment operating profit performance by approximately 8%).

Our current-year operating profit growth was affected by significant cost pressures as discussed in the “Margin performance” section beginning on page 13. Expenditures for brand-building activities increased at a low single-digit rate; this rate of growth incorporates savings reinvestment from our recent focus on media buying efficiencies and global leverage of promotional campaigns. Within our total brand-building metric, advertising expenditures grew at a high single-digit rate for 2006, which is a dynamic that we expect to continue through 2007 due to a relatively heavier focus on promotional efficiencies. Consistent with our long-term commitment, we expect to return to higher rates of growth for total brand-building expenditures, beginning in 2008.

2005 compared to 2004

The following tables provide an analysis of net sales and operating profit performance for 2005 versus 2004:

				Asia
	North		Latin	Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2005 net sales	$6,807.8	$2,013.6	$822.2	$533.6	$—	$10,177.2

2004 net sales	$6,369.3	$2,007.3	$718.0	$519.3	$—	$9,613.9

% change — 2005 vs. 2004:
Volume (tonnage) (b)	5.6%	−.2%	7.5%	.8%	—	4.5%
Pricing/mix	2.2%	2.0%	3.2%	.4%	—	1.9%

Subtotal — internal business	7.8%	1.8%	10.7%	1.2%	—	6.4%
Shipping day differences (c)	−1.4%	−.9%	—	−1.0%	—	−1.1%
Foreign currency impact	.5%	−.6%	3.8%	2.6%	—	.6%

Total change	6.9%	.3%	14.5%	2.8%	—	5.9%

(a)	Includes Australia and Asia.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of 53rd week in 2004. Refer to Note 1 within Notes to Consolidated Financial Statements for further information on our fiscal year end.

				Asia
	North		Latin	Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2005 operating profit	$1,251.5	$330.7	$202.8	$86.0	$(120.7)	$1,750.3

2004 operating profit	$1,240.4	$292.3	$185.4	$79.5	$(116.5)	$1,681.1

% change — 2005 vs. 2004:
Internal business	2.4%	14.9%	6.6%	7.4%	−4.1%	5.2%
Shipping day differences (c)	−2.1%	−1.0%	—	−2.2%	.4%	−1.8%
Foreign currency impact	.6%	−.8%	2.8%	3.0%	—	.7%

Total change	.9%	13.1%	9.4%	8.2%	−3.7%	4.1%

(a)	Includes Australia and Asia.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of 53rd week in 2004. Refer to Note 1 within Notes to Consolidated Financial Statements for further information on our fiscal year end.

During 2005, consolidated net sales increased nearly 6%. Internal net sales also grew approximately 6%, which was on top of 5% internal sales growth in 2004.

For 2005, successful innovation and brand-building investment drove strong growth across our North American business units, which collectively reported a 7% increase in net sales versus 2004. Internal net sales of our North America retail cereal business increased 8%, with strong performance in both the United States and Canada. Internal net sales of our North America retail snacks business increased 7% on top of 8% growth in 2004. This growth was attributable principally to sales of fruit snacks, toaster pastries, cracker products, and major cookie brands. Partially offsetting this growth was the impact of proactively managing discontinuation of marginal cookie innovations. Internal net sales of our North America frozen and specialty channel businesses collectively increased approximately 8%, led by solid contributions from our Eggo® frozen foods and food service businesses.

In 2005, our International operating segments collectively achieved net sales growth of nearly 4% on both a reported and internal basis, with our Latin America operating segment contributing approximately two-thirds of the total dollar increase. Nevertheless, we achieved our long-term annual growth targets of low single-digit for internal net sales in our Europe and Asia Pacific operating segments due primarily to solid innovation performance in southern Europe and Asia.

Consolidated operating profit increased 4% during 2005, with our Europe operating segment contributing approximately one-half of the total dollar increase. This disproportionate contribution was attributable to a year-over-year shift in segment allocation of charges from cost-reduction initiatives. As discussed in the section beginning on page 14, the 2005 versus 2004 change in project cost allocation was a $65 million decline in Europe (improving 2005 segment operating profit performance by approximately 22%) and a $46 million increase in North America (reducing 2005 segment operating profit performance by approximately 4%).

Internal growth in consolidated operating profit was 5%. This internal growth was achieved despite-double digit growth in brand-building and innovation expenditures and significant cost pressures on gross margin, as discussed in the following section. During 2005, we increased our consolidated brand-building (advertising and consumer promotion) expenditures by more than 1 1/2 times the rate of sales growth.

Corporate operating profit for 2004 included a charge of $9.5 million related to CEO transition expenses, which arose from the departure of Carlos Gutierrez, the Company’s former CEO, related to his appointment as U.S. Secretary of Commerce in early 2005. The total charge (net of forfeitures) of $9.5 million was comprised principally of $3.7 million for special pension termination benefits and $5.5 million for accelerated vesting of 606,250 stock options. Segment operating profit for 2004 included intangibles impairment losses of $10.4 million, comprised of $7.9 million to write off the carrying value of a contract-based intangible asset in North America and $2.5 million to write off goodwill in Latin America.

Margin performance

Margin performance is presented in the following table.

				Change vs. prior
				year (pts.)

	2006	2005	2004	2006	2005

Gross margin	44.2%	44.9%	44.9%	(.7)	—
SGA% (a)	−28.0%	−27.7%	−27.4%	(.3)	(.3)

Operating margin	16.2%	17.2%	17.5%	(1.0)	(.3)

(a)	Selling, general, and administrative expense as a percentage of net sales.

We strive for gross margin expansion to reinvest in brand-building and innovation expenditures. Our strategy for expanding our gross margin is to manage external cost pressures through product pricing and mix improvements, productivity savings, and technological initiatives to reduce the cost of product ingredients and packaging.

Our gross margin performance for 2005 and 2006 reflects the impact of significant fuel, energy, and commodity price inflation experienced throughout most of that time, as well as increased employee benefit costs. In the aggregate, these input cost pressures reduced our consolidated gross margin by approximately 150 basis points for 2006 and 60 basis points in 2005. For 2006, our gross margin performance was also unfavorably impacted by incremental logistics and innovation start-up costs related to the recent, significant sales growth within our North America operating segment.

While the majority of the inflationary pressure during 2005 and 2006 was commodity and energy-driven, employee benefit costs (the majority of which are recorded in cost of goods sold) also increased during that time period, with total active and retired employee benefits expense reaching approximately $325 million in 2006 versus $290 million in 2005 and $260 million in 2004. For 2007, the combined effect of favorable trust asset performance and rising interest rates is expected to have a moderating effect on underlying health care cost inflation. As a result, we expect 2007 benefits expense to be approximately even with the 2006 amount.

For 2007, we expect this inflationary trend to continue, with input cost (fuel, energy, commodity, and benefits) pressures forecasted to exceed realized savings. As compared to 2006 results, we currently expect $110-$130 million of incremental cost inflation, primarily associated with the prices of our 2007 ingredient purchases. Accordingly, we believe our 2007 consolidated gross margin could decline by up to 50 basis points.

In addition to external cost pressures, our discretionary investment in cost-reduction initiatives (refer to following section) has created variability in our gross margin performance during the periods presented. Although total annual program-related charges were relatively steady over the past several years, the amount recorded in cost of goods sold varied by year (in millions): 2006−$74; 2005−$90; 2004−$46. Additionally, cost of goods sold for 2005 includes a charge of approximately $12 million, related to a lump-sum payment to members of the major union representing the hourly employees at our U.S. cereal plants for ratification of a wage and benefits agreement with the Company covering the four-year period ended October 2009.

For 2006, both our SGA% and operating margin were affected by our fiscal 2006 adoption of SFAS No. 123(R). During 2006, we reported incremental stock compensation expense of $65.4 million, which increased our SGA% and reduced our operating margin by approximately 60 basis points. Refer to the section beginning on page 21 entitled “Stock compensation” for further information on this subject.

Cost-reduction initiatives

We view our continued spending on cost-reduction initiatives as part of our ongoing operating principles to reinvest earnings so as to provide greater reliability in meeting long-term growth targets. Initiatives undertaken must meet certain pay-back and internal rate of return (IRR) targets. We currently require each project to recover total cash implementation costs within a five-year period of completion or to achieve an IRR of at least 20%. Each cost-reduction initiative is normally one to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation, which is then used to fund new initiatives. To implement these programs, the Company has incurred various up-front costs, including asset write-offs, exit charges, and other project expenditures, which we include in our measure and discussion of operating segment profitability within the “Net sales and operating profit ” section beginning on page 11.

In 2006, we commenced a multi-year European manufacturing optimization plan to improve utilization of our facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, the Company currently expects to incur approximately $60 million in total up-front costs (including those already incurred in 2006), comprised of approximately 80% cash and 20% non-cash asset write-offs, to complete this initiative. The cash portion of the total up-front costs results principally from our plan to eliminate approximately 220 hourly and salaried positions from the Manchester facility by the end of 2008 through voluntary early retirement and severance programs. For 2006, we incurred approximately $28 million of total up-front costs and expect to incur a similar amount in 2007, leaving a relatively insignificant amount to be incurred in 2008. Cash requirements for this initiative are expected to exceed projected cash charges by approximately $10 million in total due to incremental pension trust funding requirements of early retirements; most of this incremental funding occurred in 2006.

Also during 2006, we implemented several short-term initiatives to enhance the productivity and efficiency of our U.S. cereal manufacturing network and streamlined our sales distribution system in a Latin American market. In 2005, we undertook an initiative to consolidate U.S. snacks bakery capacity, resulting in the closure and sale of two facilities by mid 2006. Major initiatives commenced in 2004 were the global rollout of the SAP information technology system, reorganization of pan-European operations, consolidation of U.S. veggie foods manufacturing operations, and relocation of our U.S. snacks business unit to Battle Creek, Michigan. Except for the aforementioned European manufacturing optimization plan, our other initiatives were substantially complete at December 30, 2006. Details of each initiative are described in Note 3 within Notes to Consolidated Financial Statements.

For 2006, the Company recorded total program-related charges of approximately $82 million, comprised of $20 million of asset write-offs, $30 million for severance and other exit costs, $9 million for other cash expenditures, $4 million for a multiemployer pension plan withdrawal liability, and $19 million for pension and other postretirement plan curtailment losses and special termination benefits. Approximately $74 million of the total 2006 charges were recorded in cost of goods sold within operating segment results, with approximately $8 million recorded in SGA expense within corporate results. The Company’s operating segments were impacted as follows (in millions): North America−$46; Europe−$28.

For 2005, total program-related charges were approximately $90 million, comprised of $16 million for a multiemployer pension plan withdrawal liability, $44 million of asset write-offs, $21 million in severance and other exit costs, and $9 million for other cash expenditures. All of the charges were recorded in cost of goods sold within our North America operating segment.

For 2004, total program-related charges were approximately $109 million, comprised of $41 million in asset write-offs, $1 million for special pension termination benefits, $15 million in severance and other exit costs, and $52 million in other cash expenditures such as relocation and consulting. Approximately $46 million of the total 2004 charges were recorded in cost of goods sold, with approximately $63 million recorded in SGA expense. The 2004 charges impacted our operating segments as follows (in millions): North America−$44; Europe−$65.

For the periods presented, cash requirements to implement these programs approximated the exit costs and other cash charges incurred in each year, except for approximately $8 million of incremental pension trust funding that occurred in 2006 in connection with the European manufacturing optimization plan. At December 30, 2006, the Company’s remaining cash commitments to complete the executed programs were comprised of: 1) exit cost reserves of $14 million expected to be paid out in 2007; 2) approximately $25 million of projected spending and pension trust funding during 2007 and 2008 associated with the European manufacturing optimization plan; and 3) an estimated multiemployer pension plan withdrawal liability of $20 million, which will not be finally determined until 2008 and once determined, is payable to the pension fund over a 20-year maximum period. We expect these cash requirements to be funded by operating cash flow.

Our 2007 earnings target includes total projected charges related to in-progress and potential cost-reduction initiatives of approximately $80 million or $.14 per share. Approximately one-third of this total is allocated to the European manufacturing optimization plan. However, the specific cash versus non-cash mix or cost of goods sold versus SGA expense impact of the remainder has not yet been determined. Other potential initiatives to be commenced in 2007 are still in the planning stages and individual actions will be announced as we commit to these discretionary investments.

Interest expense

As illustrated in the following table, annual interest expense for the 2004-2006 period has been relatively steady at approximately $300 million per year, which reflects a stable effective interest rate on total debt and a relatively constant debt balance throughout most of that time. Interest income (recorded in other income) has trended upward from approximately $7 million in 2004 to $11 million in 2006, resulting in net interest expense of approximately $296 million for 2006. We currently expect that our 2007 net interest expense will approximate the 2006 level.

				Change vs.
(dollars in millions)				prior year

	2006	2005	2004	2006	2005

Reported interest expense (a)	$307.4	$300.3	$308.6
Amounts capitalized	2.7	1.2	.9

Gross interest expense	$310.1	$301.5	$309.5	2.9%	−2.6%

(a)	Reported interest expense for 2005 and 2004 include charges of approximately $13 and $4, respectively, related to the early redemption of long-term debt.

Other income (expense), net

Other income (expense), net includes non-operating items such as interest income, charitable donations, and foreign exchange gains and losses. Other income (expense), net for the periods presented was (in millions): 2006−$13.2; 2005−($24.9); 2004−($6.6). The variability in other income (expense), net, among years reflects the timing of certain significant charges explained in the following paragraph and net foreign exchange transaction losses included therein of (in millions): 2006−$2; 2005−$2; 2004−$15.

Other expense includes charges for contributions to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, as follows (in millions): 2006−$3; 2005−$16; 2004−$9. Other expense for 2005 also includes a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. This facility was sold in August 2006.

Income taxes

Our long-term objective is to achieve a consolidated effective income tax rate of approximately 31-32%. In comparison to a U.S. federal statutory income tax rate of 35%, we pursue planning initiatives globally in order to move toward our long-term target. Excluding the impact of discrete adjustments, our sustainable consolidated effective income tax rate for both 2006 and 2005 was approximately 33%, which is what we currently expect for 2007. Our reported rates of approximately 32% for 2006 and 31% for 2005 were lower due to the favorable effect of various discrete adjustments such as audit settlements, statutory rate changes, and other deferred tax liability adjustments. (Refer to Note 11 within Notes to Consolidated Financial Statements for further information.) Similarly, our 2007 consolidated effective income tax rate could be up to 200 basis points lower than the aforementioned sustainable rate if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more favorably than we currently expect. We expect that any incremental benefits from such discrete events would be invested in cost-reduction initiatives and other growth opportunities.

The consolidated effective income tax rate for 2004 of nearly 35% was higher than the rates for 2006 and 2005 primarily because this period preceded the final reorganization of our European operations which favorably affected the country-weighting impact on our rate. (Refer to Note 3 within Notes to Consolidated Financial Statements for further information on this initiative.) Additionally, the 2004 consolidated effective income tax rate included a provision of approximately $28 million (net of related foreign tax credits) for approximately $1.1 billion of dividends from foreign subsidiaries which we elected to repatriate in 2005 under the American Jobs Creation Act. Finally, 2005 was the first year in which we were permitted to claim a phased-in deduction from U.S. taxable income equal to a stipulated percentage of qualified production income (“QPI”).

 Liquidity and Capital Resources

Our principal source of liquidity is operating cash flows, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs. The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle is relatively short; although receivable collection patterns vary around the world, in the United States, our days sales outstanding (DSO) averaged approximately 19 days during the periods presented. As a result, our operating cash flow should generally reflect our net earnings performance over time, although, as illustrated in the following schedule, specific results for any particular year may be significantly affected by the level of benefit plan contributions, working capital movements (operating assets and liabilities) and other factors.

(dollars in millions)	2006	2005	2004

Operating activities
Net earnings	$1,004.1	$980.4	$890.6
year-over-year change	2.4%	10.1%
Items in net earnings not requiring (providing) cash:
Depreciation and amortization	352.7	391.8	410.0
Deferred income taxes	(43.7)	(59.2)	57.7
Other (a)	235.2	199.3	104.5

Net earnings after non-cash items	1,548.3	1,512.3	1,462.8

year-over-year change	2.4%	3.4%
Pension and other postretirement benefit plan contributions	(99.3)	(397.3)	(204.0)
Changes in operating assets and liabilities:
Core working capital (b)	(137.2)	45.4	46.0
Other working capital	98.7	(17.1)	(75.8)

Total	(38.5)	28.3	(29.8)

Net cash provided by operating activities	$1,410.5	$1,143.3	$1,229.0
year-over-year change	23.4%	−7.0%

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Inventory and trade receivables less trade payables.

Our operating cash flow for 2006 was approximately $267 million higher than 2005, due primarily to lower benefit plan contributions, partially offset by unfavorable working capital movements. Correspondingly, operating cash flow for 2005 was approximately $86 million lower than 2004, due principally to a significant increase in benefit plan contributions. The decline in benefit plan contributions for 2006 reflects the improved funded position of our major benefit plans that was achieved through a significant amount of funding in the 2003-2005 period.

On August 17, 2006, the Pension Protection Act (PPA) became law in the United States. The PPA revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. Most of these provisions are first applicable to our U.S. defined benefit pension plans in 2008 on a phased-in basis. The PPA will ultimately require us to make additional contributions to our U.S. plans. However, due to our historical funding practices, we currently believe that we will not be required to make any contributions under the new PPA requirements until after 2012. Accordingly, we do not expect to have significant statutory or contractual funding requirements for our major retiree benefit plans during the next several years, with total 2007 U.S. and foreign plan contributions currently estimated at approximately $54 million. Actual 2007 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, renewals of union contracts, or higher-than-expected health care claims experience. Additionally, our projections concerning timing of PPA funding requirements are subject to change primarily based on general market conditions affecting trust asset performance and our future decisions regarding certain elective provisions of the PPA.

In comparison to 2005, the unfavorable movement in core working capital during 2006 was related to trade payables performance and higher inventory balances. At December 30, 2006, our consolidated trade payables balance was within 3% of the balance at year-end 2005. In contrast, our trade payables balance increased approximately 22% during 2005, from a historically-low level at the end of 2004. The higher inventory balance was principally related to higher commodity prices for our raw material and packaging inventories and to a lesser extent, the overall increase in the average number of weeks of inventory on hand. Our consolidated inventory balances were unfavorably affected by U.S. capacity limitations during 2006; nevertheless, our consolidated inventory balances remain at industry-leading levels.

Despite the unfavorable movement in the absolute balance, average core working capital continues to improve as a percentage of net sales. For the trailing fifty-two weeks ended December 30, 2006, core working capital was 6.8% of net sales, as compared to 7.0% as of year-end 2005 and 7.3% as of year-end 2004. We have achieved this multi-year reduction primarily through faster collection of accounts receivable and extension of terms on trade payables. Up until 2006, we had also been successful in implementing logistics improvements to reduce inventory on hand while continuing to meet customer requirements. We believe the opportunity to reduce inventory from year-end 2006 levels could represent a source of operating cash flow during 2007.

For 2005, the net favorable movement in core working capital was related to the aforementioned increase in trade payables, partially offset by an unfavorable movement in trade receivables, which returned to historical levels (in relation to sales) in early 2005 from lower levels at the end of 2004. We believe these lower levels were related to the timing of our 53rd week over the 2004 holiday period, which impacted the core working capital component of our operating cash flow throughout 2005.

As presented in the table on page 16, other working capital was a source of cash in 2006 versus a use of cash in 2005. The year-over-year favorable variance of approximately $116 million was attributable to several factors including lower debt-related currency swap payments in 2006 as well as business-related growth in accrued compensation and promotional liabilities. The unfavorable movement in other working capital for 2004, as compared to succeeding years, primarily relates to a decrease in current income tax liabilities which is offset in the deferred income taxes line item.

Our management measure of cash flow is defined as net cash provided by operating activities reduced by expenditures for property additions. We use this non-GAAP financial measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchase. Our cash flow metric is reconciled to the most comparable GAAP measure, as follows:

(dollars in millions)	2006	2005	2004

Net cash provided by operating activities	$1,410.5	$1,143.3	$1,229.0
Additions to properties	(453.1)	(374.2)	(278.6)

Cash flow	$957.4	$769.1	$950.4
year-over-year change	24.5%	−19.1%

Our 2006 and 2005 cash flow (as defined) performance reflects increased spending for selected capacity expansions to accommodate our Company’s strong sales growth over the past several years. This increased capital spending represented 4.2% of net sales in 2006 and 3.7% of net sales in 2005, as compared to 2.9% in 2004. For 2007, we currently expect property expenditures to remain at approximately 4% of net sales, which is consistent with our long-term target for capital spending. This forecast includes expenditures associated with the construction of a new manufacturing facility in Ontario, Canada, which represents approximately 15% of our 2007 capital plan. This facility is being constructed to satisfy existing capacity needs in our North America business, which we believe will partially ease certain of the aforementioned logistics and inventory management issues which we encountered during 2006.

For 2007, we are targeting cash flow of $950-$1,025 million. We expect to achieve our target principally through operating profit growth, which is forecasted to offset higher levels of capital spending and income tax payments during 2007.

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

For 2006, our Board of Directors authorized stock repurchases for general corporate purposes and to offset issuances for employee benefit programs of up to $650 million, which we spent to repurchase approximately 14.9 million shares. This activity consisted principally of a February 2006 private transaction with the W.K. Kellogg Foundation Trust (“the Trust”) to repurchase approximately 12.8 million shares for $550 million. Pursuant to similar Board authorizations applicable to those years, we paid $664 million in 2005 to repurchase approximately 15.4 million shares and $298 million in 2004 for approximately 7.3 million shares. The 2005 activity consisted principally of a November 2005 private transaction with the Trust to repurchase approximately 9.4 million shares for $400 million. For 2007, our Board of Directors has authorized a stock repurchase program of up to $650 million.

In July 2005, we redeemed $723.4 million of long-term debt, representing the remaining principal balance of our 6.0% U.S. Dollar Notes due April 2006. In October 2005, we repaid $200 million of maturing 4.875% U.S. Dollar Notes. In December 2005, we redeemed $35.4 million of U.S. Dollar Notes due June 2008. These payments were funded principally through issuance of U.S. Dollar short-term debt.

During November 2005, subsidiaries of the Company issued approximately $930 million of foreign currency-denominated debt in offerings outside of the United States, consisting of Euro 550 million of floating rate notes due 2007 (the “Euro Notes”) and approximately C$330 million of Canadian commercial paper. These debt issuances were guaranteed by the Company and net proceeds were used primarily for the payment of dividends pursuant to the American Jobs Creation Act and the purchase of stock and assets of other direct or indirect subsidiaries of the Company, as well as for general corporate purposes.

To utilize excess cash and reduce financing costs, on January 31, 2007, we announced an early redemption of the Euro Notes, effective February 28, 2007. To partially refinance this redemption, we established a program to issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable issuer, with subsidiary issuances guaranteed by the Company. In connection with these financing activities, we increased our short-term lines of credit from $2.2 billion at December 30, 2006 to approximately $2.6 billion, via a $400 million unsecured 364-Day Credit Agreement effective January 31, 2007. The 364-Day Agreement contains customary covenants, warranties, and restrictions similar to those applicable to our existing $2.0 billion Five-Year Credit Agreement, which expires in 2011. These facilities are available for general corporate purposes, including commercial paper back-up, although the Company does not currently anticipate any usage under the facilities. (Refer to Note 7 within Notes to Consolidated Financial Statements for further information on our debt issuances and credit facilities.)

At December 30, 2006, our total debt was approximately $5.0 billion, approximately even with the balances at year-end 2005 and 2004. During 2005, we increased our benefit trust investments through plan funding by approximately 13%, reduced the Company’s common stock outstanding through repurchase programs by approximately 4%, and implemented a mid-year increase in the shareholder dividend level of approximately 10%. Similarly, during 2006, we further reduced our common stock outstanding through repurchase programs by approximately 4% and implemented a mid-year increase in the shareholder dividend level of approximately 5%. Primarily due to the prioritization of these uses of cash flow, plus the aforementioned need to selectively invest in production capacity, we did not reduce our total debt balance during the past two years, but remain committed to net debt reduction (total debt less cash) over the long term. We currently expect the total debt balance at year-end 2007 to be slightly higher than the 2006 year-end level.

We believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected growth opportunities, through our strong cash flow, our program of issuing short-term debt, and maintaining credit facilities on a global basis. Our significant long-term debt issues do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit its access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our credit facilities, which are in amounts sufficient to cover our outstanding commercial paper balance, which was $1.3 billion at December 30, 2006. In addition, assuming continuation of market liquidity, we believe it would be possible to term out certain short-term maturities or obtain additional credit facilities such that the Company could further extend its ability to meet its long-term borrowing obligations through 2008.

 Off-balance Sheet Arrangements and Other Obligations

Off-balance sheet arrangements

Our off-balance sheet arrangements are generally limited to a residual value guarantee on one operating lease of approximately $13 million, which will expire in July 2007, and guarantees on loans to independent contractors for their purchase of DSD route franchises up to $17 million. We record the estimated fair value of these loan guarantees on our balance sheet, which was insignificant for the periods presented. Refer to Note 6 within Notes to Consolidated Financial Statements for further information.

Contractual obligations

The following table summarizes future estimated cash payments to be made under existing contractual obligations. Further information on debt obligations is contained in Note 7 within Notes to Consolidated Financial Statements. Further information on lease obligations is contained in Note 6.

Contractual obligations	Payments due by period

							2012 and
(millions)	Total	2007	2008	2009	2010	2011	beyond

Long-term debt:
Principal	$3,792.4	$723.3	$466.1	$1.2	$1.1	$1,500.5	$1,100.2
Interest (a)	2,474.0	194.7	187.8	181.0	181.0	131.5	1,598.0
Capital leases	9.4	2.1	1.4	1.3	1.0	.6	3.0
Operating leases	575.1	119.7	103.4	85.9	67.7	49.8	148.6
Purchase obligations (b)	506.1	399.4	62.7	32.3	10.8	.4	.5
Other long-term (c)	570.0	98.5	90.0	60.6	63.1	58.9	198.9

Total	$7,927.0	$1,537.7	$911.4	$362.3	$324.7	$1,741.7	$3,049.2

(a)	Includes interest payments on long-term fixed rate debt. As of December 30, 2006, the Company did not have any long-term variable rate debt or any outstanding interest rate derivative financial instruments.

(b)	Purchase obligations consist primarily of fixed commitments under various co-marketing agreements and to a lesser extent, of service agreements, and contracts for future delivery of commodities, packaging materials, and equipment. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2006, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(c)	Other long-term contractual obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2006 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2012 as follows: 2007−$54; 2008−$49; 2009−$41; 2010−$42; 2011−$42; 2012−$43.

 Critical Accounting Policies and
 Significant Accounting Estimates

Our significant accounting policies are discussed in Note 1 within Notes to Consolidated Financial Statements. During 2006, we adopted two new accounting pronouncements which had a significant impact on our Company’s financial statements. At the beginning of 2006, we adopted SFAS No. 123(R) “Share-Based Payment,” which materially reduced our fiscal 2006 results, due primarily to the first-time recognition of compensation expense associated with employee and director stock option grants. This topic is further discussed in the section beginning on page 21.

Secondly, at the end of 2006, we adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which required us to reflect the net over- or under-funded position of our defined postretirement and postemployment benefit plans as an asset or liability on the balance sheet, with unrecognized prior service cost and net experience losses recorded in shareholders’ equity. Under pre-existing guidance, these unrecognized amounts, which totaled approximately $890.8 million at December 30, 2006, were disclosed only in financial statement footnotes. Accordingly, the after-tax presentation of these amounts on the balance sheet reduced consolidated net assets and shareholders’ equity by $591.9 million at year-end 2006. Nevertheless, we do not believe this impact is economically significant because our net earnings, cash flow, liquidity, debt covenants, and plan funding requirements were not affected by this change in accounting principle. Refer to Note 1 within Notes to Consolidated Financial Statements for further information on SFAS No. 158. Refer to the section beginning on page 22 for information on our process for estimating benefit obligations.

At the beginning of our 2007 fiscal year, we adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income

Taxes” (FIN No. 48), which affects our process for estimating tax benefits and liabilities, as further discussed in the “Income taxes” section beginning on page 24. The initial application of FIN No. 48 resulted in a net decrease to accrued income tax and related interest liabilities of approximately $2 million, with an offsetting increase to retained earnings. Refer to Note 1 within Notes to Consolidated Financial Statements for further information on FIN No. 48.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” to provide enhanced guidance for using fair value to measure assets and liabilities. The standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings. The standard applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted. We plan to adopt SFAS No. 157 in the first quarter of our 2008 fiscal year. For the Company, balance sheet items carried at fair value consist primarily of derivatives and other financial instruments, assets held for sale, exit liabilities, and the trust asset component of net benefit plan obligations. Relevant to the “Intangibles” section beginning on this page, we also use fair value concepts to test various long-lived assets for impairment and to initially measure assets and liabilities acquired in a business combination. We are currently evaluating the impact of adoption on how these assets and liabilities are currently measured.

Our critical accounting estimates, which require significant judgments and assumptions likely to have a material impact on our financial statements, are discussed in the following sections on pages 20-25.

Promotional expenditures

Our promotional activities are conducted either through the retail trade or directly with consumers and involve in-store displays and events; feature price discounts on our products; consumer coupons, contests, and loyalty programs; and similar activities. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. On a full-year basis, these subsequent period adjustments have rarely represented in excess of .4% (.004) of our Company’s net sales. However, as our Company’s total promotional expenditures (including amounts classified as a revenue reduction) represented nearly 30% of 2006 net sales, the likelihood exists of materially different reported results if different assumptions or conditions were to prevail.

Intangibles

We follow SFAS No. 142 “Goodwill and Other Intangible Assets” in evaluating impairment of intangibles. We perform this evaluation at least annually during the fourth quarter of each year in conjunction with our annual budgeting process. Under SFAS No. 142, goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. The fair value of a reporting unit is based primarily on our assessment of profitability multiples likely to be achieved in a theoretical sale transaction. Similarly, impairment testing of other intangible assets requires a comparison of carrying value to fair value of that particular asset. Fair values of non-goodwill intangible assets are based primarily on projections of future cash flows to be generated from that asset. For instance, cash flows related to a particular trademark would be based on a projected royalty stream attributable to branded product sales. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables. We periodically engage third-party valuation consultants to assist in this process.

We also follow SFAS No. 142 in evaluating the useful life over which a non-goodwill intangible asset is expected to contribute directly or indirectly to the cash flows of the Company. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized, but is evaluated annually for impairment. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

At December 30, 2006, intangible assets, net, were $4.9 billion, consisting primarily of goodwill and trademarks associated with the 2001 acquisition of Keebler Foods Company. Within this total, approximately $1.4 billion of non-goodwill intangible assets were classified as indefinite-lived, comprised principally of Keebler trademarks. While we currently believe that the fair value of all of our intangibles exceeds carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our North American snacks business or the weighted-average cost of capital used in the valuations could result in significant impairment losses and/or amortization expense.

Stock compensation

In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment,” which generally requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. We adopted SFAS No. 123(R) as of the beginning of our 2006 fiscal year, using the modified prospective method. Accordingly, prior years were not restated, but our 2006 results include compensation expense associated with unvested equity-based awards, which were granted prior to 2006. With the adoption of this pronouncement, stock-based compensation represents a critical accounting policy of the Company, which is further described in Note 1 within Notes to the Consolidated Financial Statements.

For 2006, our adoption of SFAS No. 123(R) has resulted in an increase in the Company’s corporate SGA expense and a corresponding reduction to earnings and net earnings per share, due primarily to recognition of compensation expense associated with employee and director stock option grants. No such expense was recognized under our previous accounting method in pre-2006 periods; however, we were required to disclose pro forma results under the alternate fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation.” Using reported results for 2006 and pro forma results for 2005, the comparable impact of stock compensation expense is presented in the following table:

	Stock-based
	compensation expense		Diluted EPS
(millions, except per share data)	Pre-tax	Net of tax	impact

2006:
As reported comparable	$30.3	$19.3	$.04
SFAS No. 123(R) adoption impact	65.4	42.4	.11

As reported total	$95.7	$61.7	$.15

2005:
As reported comparable	$18.5	$11.8	$.03
Pro forma incremental	57.9	36.9	.09

Pro forma total	$76.4	$48.7	$.12

As illustrated in the preceding table, the pro forma incremental impact of stock compensation was $.09 per share for 2005 versus an $.11 impact of adopting SFAS No. 123(R) in 2006. The $.02 year-over-year increase in the per-share impact is due principally to an increase in the number of options granted during 2006 and a lower average number of shares outstanding on which the calculation is based. As explained in the following paragraphs, the amount of stock compensation recognized for any particular year is highly dependent on market conditions and other factors outside of our control. Based on historical patterns and predicted market conditions existing at December 30, 2006, we currently expect the 2007 earnings per share impact of stock option expense to be within the range of actual 2005 and 2006 results.

Accounting for stock compensation under SFAS No. 123(R) represents a critical accounting estimate, which requires significant judgments and assumptions likely to have a material impact on our financial statements. Due to the need to determine the grant-date fair value of equity instruments that have not yet been awarded, the actual impact on future results will depend, in part, on actual awards during any reporting period and various market factors that affect the fair value of those awards. Additionally, while the timing and volume of grants associated with a particular year’s long-term incentive compensation are within our control, the timing and volume of “reload” option grants are not. Reload options are awarded to eligible employees and directors to replace previously-owned Company stock used by those individuals to pay the exercise price, including related employment taxes, of vested pre-2004 option awards containing this accelerated ownership feature. Under SFAS No. 123(R), these reload options result in additional compensation expense in the year of grant and for 2006, represented approximately one-third of the Company’s total stock option expense. The

Company has not granted options containing an accelerated ownership feature since 2003; however, the potential requirement to award reload options over the contractual 10-year term of the original grants could continue to significantly impact the amount of our stock-based compensation expense for a number of years.

We estimate the fair value of each stock option award on the date of grant using a lattice-based option valuation model for annual grants and a Black-Scholes model for reload grants. These models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. Our methods for selecting these valuation assumptions are explained in Note 8 within Notes to Consolidated Financial Statements. In particular, our estimate of stock price volatility is based principally on historical volatility of the options granted, and to a lesser extent, on implied volatilities from traded options on the Company’s stock. For the lattice-based model, historical volatility corresponds to the 10-year contractual term of the options granted; whereas, for the Black-Scholes model, historical volatility corresponds to the expected term, which is currently 2.5 years. We decided to rely more heavily on historical volatility due to the greater availability of data and reliability of trends over longer periods of time, as compared to the terms of more thinly-traded options, which rarely extend beyond two years. At year-end 2006, historical volatilities using weekly price observations ranged from approximately 23% for 10 years to 12% for 2.5 years. In comparison, implied volatilities averaged approximately 16% for traded options with terms in excess of six months. Based on this data, our weighted-average composite volatility assumption for purposes of valuing our option grants during 2006 was 17.9%, as compared to 22.0% for 2005. All other assumptions held constant, a one percentage point increase or decrease in our 2006 volatility assumption would increase or decrease the grant-date fair value of our 2006 option awards by approximately 4%.

To the extent that actual outcomes differ from our assumptions, we are not required to true up grant-date fair value-based expense to final intrinsic values. However, these differences can impact the classification of cash tax benefits realized upon exercise of stock options, as explained in the following two paragraphs. Furthermore, as historical data has a significant bearing on our forward-looking assumptions, significant variances between actual and predicted experience could lead to prospective revisions in our assumptions, which could then significantly impact the year-over-year comparability of stock-based compensation expense.

SFAS No. 123(R) also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Consolidated Statement of Cash Flows as a financing (rather than an operating) cash flow. If this standard had been adopted in 2005, operating cash flow would have been lower (and financing cash flow would have been higher) by approximately $20 million as a result of this provision. For 2006, the corresponding reduction in operating cash flow attributable to windfall tax benefits classified as financing cash flow was $21.5 million. The actual impact on future years’ operating cash flow will depend, in part, on the volume of employee stock option exercises during a particular year and the relationship between the exercise-date market value of the underlying stock and the original grant-date fair value previously determined for financial reporting purposes.

For balance sheet classification purposes, realized windfall tax benefits are credited to capital in excess of par value within the Consolidated Balance Sheet. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense, potentially resulting in volatility in our consolidated effective income tax rate. Under the transition rules for adopting SFAS No. 123(R) using the modified prospective method, we were permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for the purpose of accounting for future shortfall tax benefits. We completed such study prior to the first period of adoption and currently have sufficient cumulative memo windfall tax benefits to absorb projected arising shortfalls, such that 2007 earnings are not currently expected to be affected by this provision. However, as employee stock option exercise behavior is not within our control, the likelihood exists of materially different reported results if different assumptions or conditions were to prevail.

Retirement benefits

Our Company sponsors a number of U.S. and foreign defined benefit employee pension plans and also provides retiree health care and other welfare benefits in the United States and Canada. Plan funding strategies are influenced by tax regulations. A substantial majority of plan assets are invested in a globally diversified portfolio of equity securities with smaller holdings of debt securities and other investments. We follow SFAS No. 87 “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (as amended by SFAS No. 158, effective as of our fiscal year-end 2006) for the measurement and recognition of obligations and expense related to our retiree benefit plans. Embodied in both of these standards is the concept that the cost of benefits provided during retirement should be recognized over the employees’ active working life. Inherent in this concept is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Major actuarial assumptions that require significant management judgment and have a material impact on the measurement of our consolidated benefits expense and accumulated obligation include the long-term rates of return on plan assets, the health care cost trend rates, and the interest rates used to discount the obligations for our major plans, which cover employees in the United States, United Kingdom, and Canada.

To conduct our annual review of the long-term rate of return on plan assets, we work with third-party financial consultants to model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 70% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.8% and an active management premium of 1% (net of fees) validated by historical analysis. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return are generally not revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2006 of 8.9% equated to approximately the 50th percentile expectation of our 2006 model. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 30% of our global benefit plan assets.

Based on consolidated benefit plan assets at December 30, 2006, a 100 basis point reduction in the assumed rate of return would increase 2007 benefits expense by approximately $42 million. Correspondingly, a 100 basis point shortfall between the assumed and actual rate of return on plan assets for 2007 would result in a similar amount of arising experience loss. Any arising asset-related experience gain or loss is recognized in the calculated value of plan assets over a five-year period. Once recognized, experience gains and losses are amortized using a declining-balance method over the average remaining service period of active plan participants, which for U.S. plans is presently about 13 years. Under this recognition method, a 100 basis point shortfall in actual versus assumed performance of all of our plan assets in 2007 would reduce pre-tax earnings by approximately $1 million in 2008, increasing to approximately $7 million in 2012. For each of the three years ending December 30, 2006, our actual return on plan assets exceeded the recognized assumed return by the following amounts (in millions): 2006−$257.1; 2005−$39.4; 2004−$95.6.

To conduct our annual review of health care cost trend rates, we work with third-party financial consultants to model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 8%, our initial trend rate for 2007 of 9.5% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 1% per year, until the ultimate trend rate of 4.75% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at December 30, 2006, a 100 basis point increase in the assumed health care cost trend rates would increase 2007 benefits expense by approximately $18 million. A 100 basis point excess of 2007 actual health care claims cost over that calculated from the assumed trend rate would result in an arising experience loss of approximately $9 million. Any arising health care claims cost-related experience gain or loss is recognized in the calculated amount of claims experience over a four-year period. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years, resulting in at least the minimum amortization prescribed by SFAS No. 106. The net experience gain arising from recognition of 2006 claims experience was approximately $6 million.

To conduct our annual review of discount rates, we use several published market indices with appropriate duration weighting to assess prevailing rates on high quality debt securities, with a primary focus on the Citigroup Pension Liability Index® for our U.S. plans. To test the appropriateness of these indices, we periodically engage third-party financial consultants to conduct a matching exercise between the expected settlement cash flows of our plans and bond maturities, consisting principally of AA-rated (or the equivalent in foreign jurisdictions) non-callable issues with at least $25 million principal outstanding. The model does not assume any reinvestment rates and assumes that bond investments mature just in time to pay benefits as they become due. For those years where no suitable bonds are available, the portfolio utilizes a linear interpolation approach to impute a hypothetical bond whose maturity matches the cash flows required in those years. As of four different interim dates during 2005 and 2006, this matching exercise for our U.S. plans produced a discount rate within +/− 15 basis points of the equivalent-dated Citigroup Pension Liability Index®. The measurement dates for our defined benefit plans are consistent with our Company’s fiscal year end. Thus, we select discount rates to measure our benefit obligations that are consistent with market indices during December of each year. Based on consolidated obligations at December 30, 2006, a 25 basis point decline in the weighted-average discount rate used for benefit plan measurement purposes would increase 2007 benefits expense by approximately $17 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

Despite the previously-described rigorous policies for selecting major actuarial assumptions, we periodically experience material differences between assumed and actual experience. As of December 30, 2006, we had consolidated unamortized prior service cost and net experience losses of approximately $.9 billion, as compared to approximately $1.4 billion at December 31, 2005. The year-over-year decline in net unamortized amounts was attributable largely to trust asset performance and the favorable impact of rising interest rates on our benefit obligations. Of the total unamortized amounts at December 30, 2006, approximately 80% was related to discount rate reductions, with the remainder primarily related to net unfavorable health care claims cost experience (including upward revisions in the assumed trend rate.) For 2007, we currently expect total amortization of prior service cost and net experience losses to be approximately $25 million lower than the actual 2006 amount of approximately $123 million. As discussed on page 14, total employee benefits expense for 2007 is expected to be approximately even with the 2006 amount, with higher active health care claims cost and postretirement service and interest cost components offsetting the lower amortization expense.

Assuming actual future experience is consistent with our current assumptions, annual amortization of accumulated prior service cost and net experience losses during each of the next several years would remain approximately level with the 2007 amount.

Income taxes

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective income tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate. For the periods presented, our income tax and related interest reserves have averaged approximately $150 million. Reserve adjustments for individual issues have rarely exceeded 1% of earnings before income taxes annually. Nevertheless, the accumulation of individually insignificant discrete adjustments throughout a particular year has historically impacted our consolidated effective income tax rate by up to 200 basis points. As discussed on page 16, for 2007, we believe our rate could be up to 200 basis points lower if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more favorably than we currently expect.

For the periods presented, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. As compared to a contingency approach, FIN No. 48 (which we adopted at the beginning of 2007) is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Provided that the tax position is deemed more likely than not of being sustained, FIN No. 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. Despite this difference in conceptual approach, we do not currently expect the adoption of FIN No. 48 to have a significant impact on the amount of benefits recognized in connection with our uncertain tax positions during 2007. The current portion of our tax reserves is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other noncurrent liabilities. Significant tax reserve adjustments impacting our effective tax rate would be separately presented in the rate reconciliation table of Note 11 within Notes to Consolidated Financial Statements.

 Future Outlook

Our 2007 forecasted consolidated results are generally based on our long-term annual growth targets as discussed on page 11, although we currently expect our internal net sales could increase as much as four percent, slightly exceeding our low single-digit growth target. We expect this higher-than-targeted growth to come principally from continued category expansion in Latin America and strong innovation performance in North America. Despite a projected decline in gross margin of up to 50 basis points, we believe the higher-than-targeted sales growth will support mid single-digit consolidated operating profit growth. As discussed on page 15, net interest expense for 2007 is expected to be approximately even with 2006 results and our consolidated effective income tax rate could be lower than the 2006 rate of approximately 32%. These two factors are expected to provide leverage for purposes of achieving our target of high single-digit growth in 2007 net earnings per share. In addition, we remain committed to reinvesting in brand building, cost-reduction initiatives, and other growth opportunities. Lastly, we expect our cash flow performance to remain strong and are currently targeting a level of $950-$1,025 million for 2007.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our Company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 12 within Notes to Consolidated Financial Statements for further information on our accounting policies related to derivative financial and commodity instruments.

Foreign exchange risk

Our Company is exposed to fluctuations in foreign currency cash flows related to third-party purchases, intercompany loans and product shipments, and nonfunctional currency denominated third-party debt. Our Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, our Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus the British Pound, Euro, Australian Dollar, Canadian Dollar, and Mexican Peso, and in the case of inter-subsidiary transactions, the British Pound versus the Euro. We assess foreign currency risk based on transactional cash flows and translational volatility and enter into forward contracts, options, and currency swaps to reduce fluctuations in net long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements are established in conjunction with the term of underlying debt issuances.

The total notional amount of foreign currency derivative instruments at year-end 2006 was $455 million, representing a settlement obligation of $1 million. The total notional amount of foreign currency derivative instruments at year-end 2005 was $467 million, representing a settlement obligation of $22 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities, and mature within 18 months. Assuming an unfavorable 10% change in year-end exchange rates, the settlement obligation would have increased by approximately $46 million at year-end 2006 and $47 million at year-end 2005. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

Interest rate risk

Our Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing and future issuances of variable rate debt. Primary exposures include movements in U.S. Treasury rates, London Interbank Offered Rates (LIBOR), and commercial paper rates. We periodically use interest rate swaps and forward interest rate contracts to reduce interest rate volatility and funding costs associated with certain debt issues, and to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions.

Note 7 within Notes to Consolidated Financial Statements provides information on our significant debt issues. There were no interest rate derivatives outstanding at year-end 2006 and 2005. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $20 million in 2006 and $9 million in 2005.

Price risk

Our Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, soybean oil, sugar, cocoa, paperboard, natural gas, and diesel fuel. We have historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. During 2006, we entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in its manufacturing processes. The notional amount of the swaps totaled approximately $209 million, which currently equates to approximately 50% of our North America manufacturing needs.

The total notional amount of commodity derivative instruments at year-end 2006, including the natural gas swaps, was $239 million, representing a settlement obligation of approximately $11 million. Assuming a 10% decrease in year-end commodity prices, the settlement obligation would increase by approximately $17 million, generally offset by a reduction in the cost of the underlying commodity purchases. The total notional amount of commodity derivative instruments at year-end 2005 was $22 million, representing a settlement receivable of approximately $1 million. Assuming a 10% decrease in year-end commodity prices, this settlement receivable would convert to an obligation of approximately $1 million, generally offset by a reduction in the cost of the underlying material purchases.

In addition to the derivative commodity instruments discussed above, we use long-term contracts with suppliers to manage a portion of the price exposure. It should be noted that the exclusion of these positions from the analysis above could be a limitation in assessing the net market risk of our Company.

Item 8.	Financial Statements and Supplementary Data

Kellogg Company and Subsidiaries

Consolidated Statement of Earnings

(millions, except per share data)	2006	2005	2004

Net sales	$10,906.7	$10,177.2	$9,613.9

Cost of goods sold	6,081.5	5,611.6	5,298.7
Selling, general, and administrative expense	3,059.4	2,815.3	2,634.1

Operating profit	$1,765.8	$1,750.3	$1,681.1

Interest expense	307.4	300.3	308.6
Other income (expense), net	13.2	(24.9)	(6.6)

Earnings before income taxes	1,471.6	1,425.1	1,365.9
Income taxes	466.5	444.7	475.3
Earnings (loss) from joint venture	(1.0)	—	—

Net earnings	$1,004.1	$980.4	$890.6

Per share amounts:
Basic	$2.53	$2.38	$2.16
Diluted	2.51	2.36	2.14

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Consolidated Statement of Shareholders’ Equity

							Accumulated
			Capital in				other	Total	Total
	Common stock		excess of	Retained	Treasury stock		comprehensive	shareholders’	comprehensive
(millions)	shares	amount	par value	earnings	shares	amount	income	equity	income

Balance, December 27, 2003	415.5	$103.8	$24.5	$2,247.7	5.8	$(203.6)	$(729.2)	$1,443.2	$911.3

Common stock repurchases					7.3	(297.5)		(297.5)
Net earnings				890.6				890.6	890.6
Dividends				(417.6)				(417.6)
Other comprehensive income							289.3	289.3	289.3
Stock options exercised and other			(24.5)	(19.4)	(10.7)	393.1		349.2

Balance, January 1, 2005	415.5	$103.8	$—	$2,701.3	2.4	$(108.0)	$(439.9)	$2,257.2	$1,179.9

Common stock repurchases					15.4	(664.2)		(664.2)
Net earnings				980.4				980.4	980.4
Dividends				(435.2)				(435.2)
Other comprehensive income							(136.2)	(136.2)	(136.2)
Stock options exercised and other	3.0	.8	58.9	19.6	(4.7)	202.4		281.7

Balance, December 31, 2005	418.5	$104.6	$58.9	$3,266.1	13.1	$(569.8)	$(576.1)	$2,283.7	$844.2

Revision (a)			101.4	(101.4)				—
Common stock repurchases					14.9	(649.8)		(649.8)
Net earnings				1,004.1				1,004.1	1,004.1
Dividends				(449.9)				(449.9)
Other comprehensive income							121.8	121.8	121.8
Stock compensation			85.7					85.7
Stock options exercised and other			46.3	(88.5)	(7.2)	307.5		265.3
Impact of adoption of SFAS No. 158 (a)							(591.9)	(591.9)

Balance, December 30, 2006	418.5	$104.6	$292.3	$3,630.4	20.8	$(912.1)	$(1,046.2)	$2,069.0	$1,125.9

Refer to Notes to Consolidated Financial Statements.

(a)	Refer to Note 5 for further information on these items.

Kellogg Company and Subsidiaries

Consolidated Balance Sheet

(millions, except share data)	2006	2005

Current assets
Cash and cash equivalents	$410.6	$219.1
Accounts receivable, net	944.8	879.1
Inventories	823.9	717.0
Other current assets	247.7	381.3

Total current assets	$2,427.0	$2,196.5

Property, net	2,815.6	2,648.4
Other assets	5,471.4	5,729.6

Total assets	$10,714.0	$10,574.5

Current liabilities
Current maturities of long-term debt	$723.3	$83.6
Notes payable	1,268.0	1,111.1
Accounts payable	910.4	883.3
Other current liabilities	1,118.5	1,084.8

Total current liabilities	$4,020.2	$3,162.8

Long-term debt	3,053.0	3,702.6
Other liabilities	1,571.8	1,425.4
Shareholders’ equity
Common stock, $.25 par value, 1,000,000,000 shares authorized
Issued: 418,515,339 shares in 2006 and 418,451,198 shares in 2005	104.6	104.6
Capital in excess of par value	292.3	58.9
Retained earnings	3,630.4	3,266.1
Treasury stock at cost:
20,817,930 shares in 2006 and 13,121,446 shares in 2005	(912.1)	(569.8)
Accumulated other comprehensive income (loss)	(1,046.2)	(576.1)

Total shareholders’ equity	$2,069.0	$2,283.7

Total liabilities and shareholders’ equity	$10,714.0	$10,574.5

Refer to Notes to Consolidated Financial Statements. In particular, refer to Note 15 for supplemental information on various balance sheet captions and Note 1 for details on the impact of adopting SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

Kellogg Company and Subsidiaries

Consolidated Statement of Cash Flows

(millions)	2006	2005	2004

Operating activities
Net earnings	$1,004.1	$980.4	$890.6
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	352.7	391.8	410.0
Deferred income taxes	(43.7)	(59.2)	57.7
Other (a)	235.2	199.3	104.5
Pension and other postretirement benefit plan contributions	(99.3)	(397.3)	(204.0)
Changes in operating assets and liabilities	(38.5)	28.3	(29.8)

Net cash provided by operating activities	$1,410.5	$1,143.3	$1,229.0

Investing activities
Additions to properties	$(453.1)	$(374.2)	$(278.6)
Acquisitions of businesses	—	(50.4)	—
Property disposals	9.4	9.8	7.9
Investment in joint venture and other	(1.7)	(.2)	.3

Net cash used in investing activities	$(445.4)	$(415.0)	$(270.4)

Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	$(344.2)	$360.2	$388.3
Issuances of notes payable, with maturities greater than 90 days	1,065.4	42.6	142.3
Reductions of notes payable, with maturities greater than 90 days	(565.2)	(42.3)	(141.7)
Issuances of long-term debt	—	647.3	7.0
Reductions of long-term debt	(84.7)	(1,041.3)	(682.2)
Issuances of common stock	217.5	221.7	291.8
Common stock repurchases	(649.8)	(664.2)	(297.5)
Cash dividends	(449.9)	(435.2)	(417.6)
Other	21.9	5.9	(6.7)

Net cash used in financing activities	$(789.0)	$(905.3)	$(716.3)

Effect of exchange rate changes on cash	15.4	(21.3)	33.9

Increase (decrease) in cash and cash equivalents	$191.5	$(198.3)	$276.2
Cash and cash equivalents at beginning of year	219.1	417.4	141.2

Cash and cash equivalents at end of year	$410.6	$219.1	$417.4

Refer to Notes to Consolidated Financial Statements.

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

Note 1 Accounting policies

Basis of presentation

The consolidated financial statements include the accounts of Kellogg Company and its majority-owned subsidiaries. Intercompany balances and transactions are eliminated.

The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2006 and 2005 fiscal years ended on December 30 and December 31, respectively. The Company’s 2004 fiscal year ended on January 1, 2005, and included a 53rd week.

Cash and cash equivalents

Highly liquid temporary investments with original maturities of less than three months are considered to be cash equivalents. The carrying amount approximates fair value.

Accounts receivable

Accounts receivable consist principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts and prompt payment discounts. Trade receivables generally do not bear interest. Terms and collection patterns vary around the world and by channel. In the United States, the Company generally has required payment for goods sold eleven or sixteen days subsequent to the date of invoice as 2% 10/net 11 or 1% 15/net 16, and days sales outstanding (DSO) has averaged approximately 19 days during the periods presented. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data. Account balances are written off against the allowance when management determines the receivable is uncollectible. The Company does not have any off-balance sheet credit exposure related to its customers. Refer to Note 15 for an analysis of the Company’s accounts receivable and allowance for doubtful account balances during the periods presented.

Inventories

Inventories are valued at the lower of cost (principally average) or market.

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151 “Inventory Costs” to converge U.S. GAAP principles with International Accounting Standards on inventory valuation. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as period charges, rather than as inventory value. This standard also provides that fixed production overheads should be allocated to units of production based on the normal capacity of production facilities, with excess overheads being recognized as period charges. The provisions of this standard are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The Company adopted this standard at the beginning of its 2006 fiscal year. The Company’s pre-existing accounting policy for inventory valuation was generally consistent with this guidance. Accordingly, the adoption of SFAS No. 151 did not have a significant impact on the Company’s 2006 financial results.

Property

The Company’s property consists mainly of plant and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 5-20; computer and other office equipment 3-5; building components 15-30; building structures 50. Cost includes an amount of interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be abandoned at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and the disposal is expected to occur within one year. As of year-end 2005 and 2006, the carrying value of assets held for sale was insignificant.

Goodwill and other intangible assets

The Company’s intangible assets consist primarily of goodwill and major trademarks arising from the 2001 acquisition of Keebler Foods Company (“Keebler”). Management expects the Keebler trademarks, collectively, to contribute indefinitely to the cash flows of the Company. Accordingly, this asset has been classified as an “indefinite-lived” intangible pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets.” Under

this standard, goodwill and indefinite-lived intangibles are not amortized, but are tested at least annually for impairment. Goodwill impairment testing first requires a comparison between the carrying value and fair value of a “reporting unit,” which for the Company is generally equivalent to a North American product group or International country market. If carrying value exceeds fair value, goodwill is considered impaired and is reduced to the implied fair value. Impairment testing for non-amortized intangibles requires a comparison between the fair value and carrying value of the intangible asset. If carrying value exceeds fair value, the intangible is considered impaired and is reduced to fair value. The Company uses various market valuation techniques to determine the fair value of intangible assets and periodically engages third-party valuation consultants for this purpose. Refer to Note 2 for further information on goodwill and other intangible assets.

Revenue recognition and measurement

The Company recognizes sales upon delivery of its products to customers net of applicable provisions for discounts, returns, allowances, and various government withholding taxes. Methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance. The Company classifies promotional payments to its customers, the cost of consumer coupons, and other cash redemption offers in net sales. The cost of promotional package inserts are recorded in cost of goods sold. Other types of consumer promotional expenditures are normally recorded in selling, general, and administrative (SGA) expense.

Advertising

The costs of advertising are generally expensed as incurred and are classified within SGA expense.

Research and development

The costs of research and development (R&D) are generally expensed as incurred and are classified within SGA expense. R&D includes expenditures for new product and process innovation, as well as significant technological improvements to existing products and processes. Total annual expenditures for R&D are disclosed in Note 15 and are principally comprised of internal salaries, wages, consulting, and supplies attributable to time spent on R&D activities. Other costs include depreciation and maintenance of research facilities and equipment, including assets at manufacturing locations that are temporarily engaged in pilot plant activities.

Stock compensation

The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Refer to Note 8 for further information on these programs and the amount of compensation expense recognized during the periods presented.

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

Prior to adoption of SFAS No. 123(R), the Company used the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees” to account for its employee stock options and other stock-based compensation. Under this method, because the exercise price of stock options granted to employees and directors equaled the market price of the underlying stock on the date of the grant, no compensation expense was recognized. Expense attributable to other types of stock-based awards was generally recognized in the Company’s reported results under APB No. 25.

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

The Company classifies pre-tax stock compensation expense principally in SGA expense within its corporate operations. Expense attributable to awards of equity instruments is accrued in capital in excess of par value within the Consolidated Balance Sheet.

SFAS No. 123(R) also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Consolidated Statement of Cash Flows as a financing (rather than an operating) cash flow. Realized windfall tax benefits are credited to capital in excess of par value in the Consolidated Balance Sheet. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. Under the transition rules for adopting SFAS No. 123(R) using the modified prospective method, the Company was permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for the purpose of accounting for future shortfall tax benefits. The Company completed such study prior to the first period of adoption and currently has sufficient cumulative memo windfall tax benefits to absorb arising shortfalls, such that earnings were not affected in 2006. Correspondingly, the Company includes the impact of pro forma deferred tax assets (i.e., the “as if” windfall or shortfall) for purposes of determining assumed proceeds in the treasury stock calculation of diluted earnings per share under SFAS No. 128 “Earnings Per Share.”

Employee postretirement and postemployment benefits

The Company sponsors a number of U.S. and foreign plans to provide pension, health care, and other welfare benefits to retired employees, as well as salary continuance, severance, and long-term disability to former or inactive employees. Refer to Notes 9 and 10 for further information on these benefits and the amount of expense recognized during the periods presented.

In order to improve the reporting of pension and other postretirement benefit plans in the financial statements, in September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which is effective at the end of fiscal years ending after December 15, 2006. Prior periods are not restated. The standard generally requires company plan sponsors to measure the net over- or under-funded position of a defined postretirement benefit plan as of the sponsor’s fiscal year end and to display that position as an asset or liability on the balance sheet. Any unrecognized prior service cost, experience gains/losses, or transition obligation are reported as a component of other comprehensive income, net of tax, in shareholders’ equity. In contrast, under pre-existing guidance, these unrecognized amounts were generally disclosed only in financial statement footnotes, often resulting in a disparity between plan balance sheet positions and the funded status. Furthermore, plan measurement dates could occur up to three months prior to year end.

The Company adopted SFAS No. 158 as of the end of its 2006 fiscal year. The Company had previously applied postretirement accounting concepts for purposes of recognizing its postemployment benefit obligations; accordingly, the adoption of SFAS No. 158 as of December 30, 2006, affected the balance sheet display of both the Company’s postretirement and postemployment benefit obligations, as follows:

	Before		After
	application		application
	of SFAS		of SFAS
(millions)	No. 158 (a)	Adjustments	No. 158

Other assets:
Other intangibles — pension	$9.5	$(9.5)	$—
Pension	855.5	(502.9)	352.6

	$865.0	$(512.4)	$352.6

Total assets	$865.0	$(512.4)	$352.6

Other current liabilities:
Pension, postretirement, and postemployment benefits	53.0	(34.2)	18.8

	$53.0	$(34.2)	$18.8

Other liabilities:
Pension, postretirement, and postemployment benefits (a)	287.2	412.6	699.8
Deferred income taxes (b)	(6.8)	(298.9)	(305.7)

	$280.4	$113.7	$394.1

Total liabilities	$333.4	$79.5	$412.9

Accumulated other comprehensive income (loss) (a)	$(12.2)	$(591.9)	$(604.1)

(a)	Includes additional minimum pension liability adjustment under pre-existing guidance of $28.5, which reduced accumulated other comprehensive income by $12.2 on an after-tax basis.

(b)	Represents an asset component of deferred tax liabilities, which are presented on a net basis at the jurisdiction level.

The Company’s net earnings, cash flow, liquidity, debt covenants, and plan funding requirements were not affected by this change in accounting principle. The Company has historically used its fiscal year end as the measurement date for its company-sponsored defined benefit plans.

Recently issued pronouncements

Uncertain tax positions

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) to clarify what criteria must be met prior to recognition of the financial statement benefit, in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” of a position taken in a tax return. The provisions of the final interpretation apply broadly to all tax positions taken by an enterprise, including the decision not to report income in a tax return or the decision to classify a transaction as tax exempt. The prescribed approach is based on a two-step benefit recognition model. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based on the technical merits and without consideration of detection risk, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. The interpretation also provides guidance on recognition and classification of related penalties and interest, classification of liabilities, and disclosures of unrecognized tax benefits. The change in net assets, if any, as a result of applying the provisions of this interpretation is considered a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings in the period of transition. The final interpretation is effective for the first annual period beginning after December 15, 2006, with earlier application encouraged.

The Company adopted FIN No. 48 as of the beginning of its 2007 fiscal year. Prior to adoption, the Company’s pre-existing policy was to establish reserves for uncertain tax positions that reflected the probable outcome of known tax contingencies. As compared to the Company’s historical approach, the application of FIN No. 48 resulted in a net decrease to accrued income tax and related interest liabilities of approximately $2 million, with an offsetting increase to retained earnings.

Interest recognized in accordance with FIN No. 48 may be classified in the financial statements as either income taxes or interest expense, based on the accounting policy election of the enterprise. Similarly, penalties may be classified as income taxes or another expense. The Company has historically classified income tax-related interest and penalties as interest expense and SGA expense, respectively, and will continue to do so under FIN No. 48.

Fair value

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” to provide enhanced guidance for using fair value to measure assets and liabilities. The standard also expands disclosure requirements for assets and liabilities measured at fair value, how fair value is determined, and the effect of fair value measurements on earnings. The standard applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Early adoption is permitted. The Company plans to adopt SFAS No. 157 in the first quarter of its 2008 fiscal year. For the Company, balance sheet items carried at fair value consist primarily of derivatives and other financial instruments, assets held for sale, exit liabilities, and the trust asset component of net benefit plan obligations. Additionally, the Company uses fair value concepts to test various long-lived assets for impairment and to initially measure assets and liabilities acquired in a business combination. Management is currently evaluating the impact of adoption on how these assets and liabilities are currently measured.

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

Acquisitions

In order to support the continued growth of its North American fruit snacks business, the Company completed two separate business acquisitions during 2005 for a total of approximately $50 million in cash, including related transaction costs. In June 2005, the Company acquired a fruit snacks manufacturing facility and related assets from Kraft Foods Inc. The facility is located in Chicago, Illinois and employs approximately 400 active hourly and salaried employees. In November 2005, the Company acquired substantially all of the assets and certain liabilities of a Washington State-based manufacturer of natural and organic fruit snacks. Assets, liabilities, and results of the acquired businesses have been included in the Company’s consolidated financial statements since the respective dates of acquisition. The combined purchase price for both transactions was allocated to property ($22 million); goodwill and other indefinite-lived intangibles ($16 million); and inventory and other working capital ($12 million).

Joint venture arrangement

In early 2006, a subsidiary of the Company formed a joint venture with a third-party company domiciled in Turkey, for the purpose of selling co-branded products in the surrounding region. As of December 30, 2006, the Company had contributed approximately $3.5 million in cash for a 50% equity interest in this arrangement. The Turkish joint venture is reflected in the consolidated financial statements on the equity basis of accounting. Accordingly, the Company records its share of the earnings or loss from this arrangement as well as other direct transactions with or on behalf of the joint venture entity such as product sales and certain administrative expenses. Summary financial information for one hundred percent of the joint venture is as follows:

(millions)	2006

Net sales	$6.0
Gross profit	1.9
Net earnings (loss)	(1.9)

Current assets	5.9
Noncurrent assets	—
Current liabilities	1.3
Noncurrent liabilities	—

Goodwill and other intangible assets

For 2004, the Company recorded in selling, general, and administrative expense impairment losses of $10.4 million to write off the remaining carrying value of a $7.9 million contract-based intangible asset in North America and $2.5 million of goodwill in Latin America.

For the periods presented, the Company’s intangible assets consisted of the following:

Intangible assets subject to amortization

	Gross carrying		Accumulated
(millions)	amount		amortization

	2006	2005	2006	2005

Trademarks	$29.5	$29.5	$21.6	$20.5
Other	29.1	29.1	27.5	27.1

Total	$58.6	$58.6	$49.1	$47.6

	2006	2005

Amortization expense (a)	$1.5	$1.5

(a)	The currently estimated aggregate amortization expense for each of the four succeeding fiscal years is approximately $1.5 per year and $1.1 for the fifth succeeding fiscal year.

Intangible assets not subject to amortization

(millions)	Total carrying amount

	2006	2005

Trademarks	$1,410.2	$1,410.2
Pension (a)	—	17.0

Total	$1,410.2	$1,427.2

(a)	The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the end of its 2006 fiscal year. The standard generally requires company plan sponsors to reflect the net over- or under-funded position of a defined postretirement benefit plan as an asset or liability on the balance sheet. Accordingly, the pension-related intangible included in the preceding table for 2005 was eliminated by the adoption of this standard. Refer to Note 1 for further information.

Changes in the carrying amount of goodwill

				Asia
	United		Latin	Pacific	Consoli-
(millions)	States	Europe	America	(a)	dated

January 1, 2005	$3,443.3	—	—	$2.2	$3,445.5
Acquisitions	10.2	—	—	—	10.2
Other	(.3)	—	—	(.1)	(.4)

December 31, 2005	$3,453.2	—	—	$2.1	$3,455.3
Purchase accounting adjustments (b)	(7.0)	—	—	—	(7.0)
Other	(.1)	—	—	.1	—

December 30, 2006	$3,446.1	—	—	$2.2	$3,448.3

(a)	Includes Australia and Asia.

(b)	Relates principally to the recognition of an acquired tax benefit arising from the purchase of Keebler Foods Company in 2001.

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

Cost summary

For 2006, the Company recorded total program-related charges of approximately $82 million, comprised of $20 million of asset write-offs, $30 million for severance and other exit costs, $9 million for other cash expenditures, $4 million for a multiemployer pension plan withdrawal liability, and $19 million for pension and other postretirement plan curtailment losses and special termination benefits. Approximately $74 million of the total 2006 charges were recorded in cost of goods sold within operating segment results, with approximately $8 million recorded in selling, general, and administrative (SGA) expense within corporate results. The Company’s operating segments were impacted as follows (in millions): North America−$46; Europe−$28.

For 2005, the Company recorded total program-related charges of approximately $90 million, comprised of $16 million for a multiemployer pension plan withdrawal liability, $44 million of asset write-offs, $21 million for severance and other exit costs, and $9 million for other cash expenditures. All of the 2005 charges were recorded in cost of goods sold within the Company’s North America operating segment.

For 2004, the Company recorded total program-related charges of approximately $109 million, comprised of $41 million in asset write-offs, $1 million for special pension termination benefits, $15 million in severance and other exit costs, and $52 million in other cash expenditures such as relocation and consulting. Approximately $46 million of the total 2004 charges were recorded in cost of goods sold, with approximately $63 million recorded in SGA expense. The 2004 charges impacted the Company’s operating segments as follows (in millions): North America−$44; Europe−$65.

Exit cost reserves were approximately $14 million at December 30, 2006, consisting principally of severance obligations associated with projects commenced in 2006, which are expected to be paid out in 2007. At December 31, 2005, exit cost reserves were approximately $13 million, primarily representing severance costs that were substantially paid out in 2006.

Specific initiatives

In September 2006, the Company approved a multi-year European manufacturing optimization plan to improve utilization of its facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, the Company currently expects to incur approximately $60 million in total up-front costs (including those already incurred in 2006), comprised of approximately 80% cash and 20% non-cash asset write-offs, to complete this initiative. The cash portion of the total up-front costs results principally from management’s plan to eliminate approximately 220 hourly and salaried positions from the Manchester facility by the end of 2008 through voluntary early retirement and severance programs. The pension trust funding requirements of these early retirements are expected to exceed the recognized benefit expense impact by approximately $10 million; most of this incremental funding occurred in 2006. During this period, certain manufacturing equipment will also be removed from service. For 2006, the Company incurred approximately $28 million of total up-front costs, including $9 million of pension plan curtailment losses and special termination benefits.

During 2006, the Company commenced several initiatives to enhance the productivity and efficiency of its U.S. cereal manufacturing network, primarily through technological and sourcing improvements in warehousing and packaging operations. In conjunction with these initiatives, the Company offered voluntary separation incentives, which resulted in the retirement of approximately 80 hourly employees by early 2007. During the fourth quarter of 2006, the Company incurred approximately $15 million of total up-front costs, comprised of approximately 20% asset write-offs and 80% cash costs, including $10 million of pension and other postretirement plan curtailment losses.

Also during 2006, the Company undertook an initiative to improve customer focus and selling efficiency within a particular Latin American market, leading to a shift from a third-party distributor to a direct sales force model. As a result of this initiative, the Company paid $8 million in cash during the fourth quarter of 2006 to exit the existing distribution arrangement.

To improve operational efficiency and better position its North American snacks business for future growth, during 2005, the Company undertook an initiative to consolidate U.S. bakery capacity, which was completed by the end of 2006. The project resulted in the closure and sale of the Company’s Des Plaines, Illinois facility in late 2005 and closure of its Macon, Georgia facility in April 2006, with sale occurring in September 2006. These closures resulted in the elimination of over 700 hourly and salaried employee positions, through the combination of involuntary severance and attrition. Related to this initiative, the Company incurred up-front costs of approximately $80 million in 2005, comprised of approximately one-half asset write-offs and one-half cash costs, including $16 million for the present value of a projected multiemployer pension plan withdrawal liability associated with closure of the Macon facility. The Company incurred approximately $31 million in up-front costs for 2006, comprised of approximately one-third asset write-offs and two-thirds cash costs, including a $4 million increase in the Company’s estimated pension plan withdrawal liability to $20 million. This increase was principally attributable to investment loss experienced during 2005 in conjunction with increased benefit levels for all participating employers. The final calculation of this liability is pending full-year 2007 employee hours attributable to the Company’s remaining participation in this plan, and is therefore subject to adjustment in early 2008. The associated cash obligation is payable to the pension fund over a 20-year maximum period; management has not currently determined the actual period over which the payments will be made. Except for this pension plan withdrawal liability, the Company’s cash obligations attributable to this initiative were substantially paid out by year end 2006.

During 2004, the Company commenced an operational improvement initiative which resulted in the consolidation of veggie foods manufacturing at its Zanesville, Ohio facility and the closure and sale of its Worthington, Ohio facility by mid 2005. As a result of this closing, approximately 280 employee positions were eliminated through separation and attrition. Related to this initiative, the Company recognized approximately $20 million of up-front costs in 2004 and $10 million in 2005. For both years, the total amounts were comprised of approximately two-thirds asset write-offs and one-third cash costs such as severance and removal, which were entirely paid out by the end of 2005.

During 2004, the Company’s global rollout of its SAP information technology system resulted in accelerated depreciation of legacy software assets to be abandoned in 2005, as well as related consulting and other implementation expenses. Total incremental costs for 2004 were approximately $30 million. In close association with this SAP rollout, management undertook a major initiative to improve the organizational design and effectiveness of pan-European operations. Specific benefits of this initiative were expected to include improved marketing and promotional coordination across Europe, supply chain network savings, overhead cost reductions, and tax savings. To achieve these benefits, management implemented, at the beginning of 2005, a new European legal and operating structure headquartered in Ireland, with strengthened pan-European management authority and coordination. During 2004, the Company incurred various up-front costs, including relocation, severance, and consulting, of approximately $30 million. Additional relocation and other costs to complete this business transformation after 2004 have been insignificant.

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

Note 4 Other income (expense), net

Other income (expense), net includes non-operating items such as interest income, charitable donations, and foreign exchange gains and losses. Net foreign exchange transaction losses for the periods presented were approximately (in millions): 2006−$2; 2005−$2; 2004−$15.

Other expense includes charges for contributions to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, as follows (in millions): 2006−$3; 2005−$16; 2004−$9. Other expense for 2005 also includes a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. This facility was sold in August 2006.

Note 5 Equity

During the year ended December 30, 2006, the Company revised the classification of $101.4 million of prior net losses realized upon reissuance of treasury shares from capital in excess of par value to retained earnings on the Consolidated Balance Sheet. Such reissuances occurred in connection with employee and director stock option exercises and other share-based settlements. The revision did not have an effect on the Company’s results of operations, total shareholders’ equity, or cash flows.

Earnings per share

Basic net earnings per share is determined by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company. Basic net earnings per share is reconciled to diluted net earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (in millions): 2006−.7; 2005−1.5; 2004−4.3.

		Average shares	Per
(millions, except per share data)	Earnings	outstanding	share

2006
Basic	$1,004.1	397.0	$2.53
Dilutive potential common shares	—	3.4	(.02)

Diluted	$1,004.1	400.4	$2.51

2005
Basic	$980.4	412.0	$2.38
Dilutive potential common shares	—	3.6	(.02)

Diluted	$980.4	415.6	$2.36

2004
Basic	$890.6	412.0	$2.16
Dilutive potential common shares	—	4.4	(.02)

Diluted	$890.6	416.4	$2.14

Stock transactions

The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 8. The number of shares issued during the periods presented was (in millions): 2006−7.2; 2005−7.7; 2004−10.7. Additionally, during 2006, the Company established Kellogg Directtm, a direct stock purchase and dividend reinvestment plan for U.S. shareholders and issued less than .1 million shares for that purpose in 2006.

To offset these issuances and for general corporate purposes, the Company’s Board of Directors has authorized management to repurchase specified amounts of the Company’s common stock in each of the periods presented. In 2006, the Company spent $650 million to repurchase approximately 14.9 million shares. This activity consisted principally of a February 2006 private transaction with the W.K. Kellogg Foundation Trust to repurchase approximately 12.8 million shares for $550 million. In 2005, the Company spent $664 million to repurchase approximately 15.4 million shares. This activity consisted principally of a November 2005 private transaction with the W.K. Kellogg Foundation Trust to repurchase approximately 9.4 million shares for $400 million. In 2004, the Company spent $298 million to repurchase approximately 7.3 million shares.

On December 8, 2006, the Company’s Board of Directors authorized a stock repurchase program of up to $650 million for 2007.

Comprehensive income

Comprehensive income includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for the periods presented consists of foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation,” unrealized gains and losses on cash flow hedges pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and minimum pension liability adjustments pursuant to SFAS No. 87 “Employers’ Accounting for Pensions.” Additionally, accumulated other comprehensive income at December 30, 2006, reflects the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the

Company’s 2006 fiscal year end. Refer to Note 1 for further information.

		Tax
	Pretax	(expense)	After-tax
(millions)	amount	benefit	amount

2006

Net earnings			$1,004.1
Other comprehensive income:
Foreign currency translation adjustments	$10.0	$—	10.0
Cash flow hedges:
Unrealized loss on cash flow hedges	(12.6)	4.6	(8.0)
Reclassification to net earnings	11.9	(4.3)	7.6
Minimum pension liability adjustments	172.3	(60.1)	112.2

	$181.6	$(59.8)	121.8

Total comprehensive income			$1,125.9

2005

Net earnings			$980.4
Other comprehensive income:
Foreign currency translation adjustments	$(85.2)	$—	(85.2)
Cash flow hedges:
Unrealized loss on cash flow hedges	(3.7)	1.6	(2.1)
Reclassification to net earnings	26.4	(9.9)	16.5
Minimum pension liability adjustments	(102.7)	37.3	(65.4)

	$(165.2)	$29.0	(136.2)

Total comprehensive income			$844.2

2004

Net earnings			$890.6
Other comprehensive income:
Foreign currency translation adjustments	$71.7	$—	71.7
Cash flow hedges:
Unrealized loss on cash flow hedges	(10.2)	3.1	(7.1)
Reclassification to net earnings	19.3	(6.9)	12.4
Minimum pension liability adjustments	308.9	(96.6)	212.3

	$389.7	$(100.4)	289.3

Total comprehensive income			$1,179.9

Accumulated other comprehensive income (loss) at year end consisted of the following:

(millions)	2006	2005

Foreign currency translation adjustments	$(409.5)	$(419.5)
Cash flow hedges — unrealized net loss	(32.6)	(32.2)
Minimum pension liability adjustments	—	(124.4)
Postretirement and postemployment benefits:
Net experience loss	(540.5)	—
Prior service cost	(63.6)	—

Total accumulated other comprehensive income (loss)	$(1,046.2)	$(576.1)

Note 6	Leases and other commitments

The Company’s leases are generally for equipment and warehouse space. Rent expense on all operating leases was (in millions): 2006–$122.8; 2005–$115.1; 2004–$107.4. Additionally, the Company is subject to a residual value guarantee on one operating lease of approximately $13 million which expires in July 2007. At December 30, 2006, the Company had not recorded any liability related to this residual value guarantee. During 2006 and 2005, the Company entered into approximately $2 million and $3 million, respectively, in capital lease agreements to finance the purchase of equipment. Similar transactions in 2004 were insignificant.

At December 30, 2006, future minimum annual lease commitments under noncancelable operating and capital leases were as follows:

	Operating	Capital
(millions)	leases	leases

2007	$119.7	$2.1
2008	103.4	1.4
2009	85.9	1.3
2010	67.7	1.0
2011	49.8	.6
2012 and beyond	148.6	3.0

Total minimum payments	$575.1	$9.4
Amount representing interest		(1.6)

Obligations under capital leases		7.8
Obligations due within one year		(2.1)

Long-term obligations under capital leases		$5.7

One of the Company’s subsidiaries is guarantor on loans to independent contractors for the purchase of DSD route franchises. At year-end 2006, there were total loans outstanding of $16.0 million to 517 franchisees. All loans are variable rate with a term of 10 years. Related to this arrangement, the Company has established with a financial institution a one-year renewable loan facility up to $17.0 million with a five-year term-out and servicing arrangement. The Company has the right to revoke and resell the route franchises in the event of default or any other breach of contract by franchisees. Revocations are infrequent. The Company’s maximum potential future payments under these guarantees are limited to the outstanding loan principal balance plus unpaid interest. The estimated fair value of these guarantees is recorded in the Consolidated Balance Sheet and was insignificant for the periods presented.

The Company has provided various standard indemnifications in agreements to sell business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At December 30, 2006, the Company had not recorded any liability related to these indemnifications.

Note 7	Debt

Notes payable at year end consisted of commercial paper borrowings in the United States and Canada, and to a lesser extent, bank loans of foreign subsidiaries at competitive market rates, as follows:

(dollars in millions)	2006		2005

		Effective		Effective
	Principal	interest	Principal	interest
	amount	rate	amount	rate

U.S. commercial paper	$1,140.7	5.3%	$797.3	4.4%
Canadian commercial paper	87.5	4.4%	260.4	3.4%
Other	39.8		53.4

	$1,268.0		$1,111.1

Long-term debt at year end consisted primarily of issuances of fixed rate U.S. Dollar and floating rate Euro Notes, as follows:

(millions)	2006	2005

(a) 6.6% U.S. Dollar Notes due 2011	$1,496.2	$1,495.4
(a) 7.45% U.S. Dollar Debentures due 2031	1,087.8	1,087.3
(b) 4.49% U.S. Dollar Notes due 2006	—	75.0
(c) 2.875% U.S. Dollar Notes due 2008	464.6	464.6
(d) Guaranteed Floating Rate Euro Notes due 2007	722.1	650.6
Other	5.6	13.3

	3,776.3	3,786.2
Less current maturities	(723.3)	(83.6)

Balance at year end	$3,053.0	$3,702.6

(a)	In March 2001, the Company issued $4.6 billion of long-term debt instruments, primarily to finance the acquisition of Keebler Foods Company. The preceding table reflects the remaining principal amounts outstanding as of year-end 2006 and 2005. The effective interest rates on these Notes, reflecting issuance discount and swap settlement, were as follows: due 2011 – 7.08%; due 2031 – 7.62%. Initially, these instruments were privately placed, or sold outside the United States, in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “1933 Act”). The Company then exchanged new debt securities for these initial debt instruments, with the new debt securities being substantially identical in all respects to the initial debt instruments, except for being registered under the 1933 Act. These debt securities contain standard events of default and covenants. The Notes due 2011 and the Debentures due 2031 may be redeemed in whole or in part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date).

(b)	In November 2001, a subsidiary of the Company issued $375 million of five-year 4.49% fixed rate U.S. Dollar Notes to replace other maturing debt. These Notes were guaranteed by the Company and matured $75 million per year over the five-year term, with the final principal payment made in November 2006. These Notes, which were privately placed, contained standard warranties, events of default, and covenants. They also required the maintenance of a specified consolidated interest expense coverage ratio, and limited capital lease obligations and subsidiary debt. In conjunction with this issuance, the subsidiary of the Company entered into a $375 million notional US$/Pound Sterling currency swap, which effectively converted this debt into a 5.302% fixed rate Pound Sterling obligation for the duration of the five-year term.

(c)	In June 2003, the Company issued $500 million of five-year 2.875% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to replace maturing long-term debt. These Notes were issued under an existing shelf registration statement. The effective interest rate on these Notes, reflecting issuance discount and swap settlement, is 3.35%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. In December 2005, the Company redeemed $35.4 million of these Notes.

(d)	In November 2005, a subsidiary of the Company (the “Borrower”) issued Euro 550 million of Guaranteed Floating Rate Notes (the “Euro Notes”) due May 2007. The Euro Notes were issued and sold in transactions outside the United States in reliance on exemptions from registration under the 1933 Act. The Euro Notes are guaranteed by the Company and bear interest at a rate of 0.12% per annum above three-month EURIBOR for each quarterly interest period. The Euro Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The Euro Notes were redeemable in whole or in part at par on interest payment dates or upon the occurrence of certain events in 2006 and 2007. In accordance with these terms, on January 31, 2007, the Borrower announced that it had exercised its right to call for early redemption all of the outstanding Euro Notes effective February 28, 2007, at a redemption price equal to the principal amount, plus accrued and unpaid interest through the redemption date.

At December 30, 2006, the Company had $2.2 billion of short-term lines of credit, virtually all of which were unused and available for borrowing on an unsecured basis. These lines were comprised principally of an unsecured Five-Year Credit Agreement, which the Company entered into during November 2006 to replace an existing facility, which would have expired in 2009. The agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, to obtain letters of credit in an aggregate amount up to $75 million, and to provide a procedure for lenders to bid on short-term debt of the Company. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens, sale and leaseback transactions, and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest. The facility is available for general corporate purposes, including commercial paper back-up, although the Company does not currently anticipate any usage under the facility.

Scheduled principal repayments on long-term debt are (in millions): 2007−$723.3; 2008−$466.1; 2009−$1.2; 2010−$1.1; 2011−$1,500.5; 2012 and beyond−$1,100.2.

Interest paid was (in millions): 2006−$299; 2005−$295; 2004−$333. Interest expense capitalized as part of the construction cost of fixed assets was (in millions): 2006−$2.7; 2005−$1.2; 2004−$.9.

Subsequent events

As discussed in preceding subnote (d), on January 31, 2007, a subsidiary of the Company announced an early redemption, effective February 28, 2007, of Euro 550 million of Guaranteed Floating Rate Notes otherwise due May 2007. To partially refinance this redemption, the Company and two of its subsidiaries (the “Issuers”) established a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula.

In connection with these financing activities, the Company increased its short-term lines of credit from $2.2 billion at December 30, 2006 to approximately $2.6 billion, via a $400 million unsecured 364-Day Credit Agreement effective January 31, 2007. The 364-Day Agreement contains customary covenants, warranties, and restrictions similar to those described herein for the Five-Year Credit Agreement. The facility is available for general corporate purposes, including commercial paper back-up, although the Company does not currently anticipate any usage under the facility.

Note 8 Stock compensation

The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, and to a lesser extent, executive performance shares and restricted stock grants. The Company also sponsors a discounted stock purchase plan in the United States and matching-grant programs in several international locations. Additionally, the Company awards stock options and restricted stock to its outside directors. These awards are administered through several plans, as described within this Note.

The 2003 Long-Term Incentive Plan (“2003 Plan”), approved by shareholders in 2003, permits benefits to be awarded to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2003 Plan authorizes the issuance of a total of (a) 25 million shares plus (b) shares not issued under the 2001 Long-Term Incentive Plan, with no more than 5 million shares to be issued in satisfaction of performance units, performance-based restricted shares and other awards (excluding stock options and stock appreciation rights), and with additional annual limitations on awards or payments to individual participants. At December 30, 2006, there were 15.0 million remaining authorized, but unissued, shares under the 2003 Plan. During the periods presented, specific awards and terms of those awards granted under the 2003 Plan are described in the following sections of this Note.

The Non-Employee Director Stock Plan (“Director Plan”) was approved by shareholders in 2000 and allows each eligible non-employee director to receive 1,700 shares of the Company’s common stock annually and annual grants of options to purchase 5,000 shares of the Company’s common stock. At December 30, 2006, there were

.4 million remaining authorized, but unissued, shares under this plan. Shares other than options are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the “Grantor Trust”). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board. Under this plan, awards were as follows: 2006−50,000 options and 17,000 shares; 2005−55,000 options and 17,000 shares; 2004−55,000 options and 18,700 shares. Options granted to directors under this plan are included in the option activity tables within this Note.

The 2002 Employee Stock Purchase Plan was approved by shareholders in 2002 and permits eligible employees to purchase Company stock at a discounted price. This plan allows for a maximum of 2.5 million shares of Company stock to be issued at a purchase price equal to the lesser of 85% of the fair market value of the stock on the first or last day of the quarterly purchase period. Total purchases through this plan for any employee are limited to a fair market value of $25,000 during any calendar year. At December 30, 2006, there were 1.5 million remaining authorized, but unissued, shares under this plan. Shares were purchased by employees under this plan as follows (approximate number of shares): 2006−237,000; 2005−218,000; 2004−214,000. Options granted to employees to repurchase discounted stock under this plan are included in the option activity tables within this Note.

Additionally, during 2002, a foreign subsidiary of the Company established a stock purchase plan for its employees. Subject to limitations, employee contributions to this plan are matched 1:1 by the Company. Under this plan, shares were granted by the Company to match an approximately equal number of shares purchased by employees as follows (approximate number of shares): 2006−80,000; 2005−80,000; 2004−82,000.

The Executive Stock Purchase Plan was established in 2002 to encourage and enable certain eligible employees of the Company to acquire Company stock, and to align more closely the interests of those individuals and the Company’s shareholders. This plan allows for a maximum of 500,000 shares of Company stock to be issued. At December 30, 2006, there were .5 million remaining authorized, but unissued, shares under this plan. Under this plan, shares were granted by the Company to executives in lieu of cash bonuses as follows (approximate number of shares): 2006−4,000; 2005−2,000; 2004−8,000.

For 2006, the Company used the fair value method prescribed by SFAS No. 123(R) “Share-Based Payment” to account for its equity-based compensation programs. Prior to 2006, the Company used the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25 “Accounting for Stock Issued to Employees.” Refer to Note 1 for further information on the Company’s accounting policy for stock compensation.

For the year ended December 30, 2006, compensation expense for all types of equity-based programs and the related income tax benefit recognized was $95.7 million and $34.0 million, respectively. As a result of adopting SFAS No. 123(R) in 2006, the Company’s reported pre-tax stock-based compensation expense for the year was $65.4 million higher (with net earnings and net earnings per share (basic and diluted) correspondingly lower by $42.4 million and $.11, respectively) than if it had continued to account for its equity-based programs under APB No. 25. Amounts for the prior years are presented in the following table in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and related interpretations. Reported amounts consist principally of expense recognized for executive performance share and restricted stock awards; pro forma amounts are attributable primarily to stock option grants.

(millions, except per share data)	2005	2004

Stock-based compensation expense, pre-tax:
As reported	$18.5	$17.5
Pro forma	$76.4	$64.1
Associated income tax benefit recognized:
As reported	$6.7	$6.1
Pro forma	$27.7	$22.3
Stock-based compensation expense, net of tax:
As reported	$11.8	$11.4
Pro forma	$48.7	$41.8
Net earnings:
As reported	$980.4	$890.6
Pro forma	$943.5	$860.2
Basic net earnings per share:
As reported	$2.38	$2.16
Pro forma	$2.29	$2.09
Diluted net earnings per share:
As reported	$2.36	$2.14
Pro forma	$2.27	$2.07

As of December 30, 2006, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $36 million and the weighted-average period over which this amount is expected to be recognized was approximately 1.4 years.

Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Within this table, the 2006 windfall tax benefit (amount realized in excess of that previously recognized in earnings) of $21.5 million represents the operating cash flow reduction (and financing cash flow increase) related to the Company’s adoption of SFAS No. 123(R) in 2006. (Refer to Note 1 for further information on the Company’s accounting policies regarding tax benefit windfalls and shortfalls.) Cash used by the Company to settle equity instruments granted under stock-based awards was insignificant.

(millions)	2006	2005	2004

Total cash received from option exercises and similar instruments	$217.5	$221.7	$291.8

Tax benefits realized upon exercise or vesting of stock-based awards:
Windfall benefits classified as financing cash flow	$21.5	n/a	n/a
Other amounts classified as operating cash flow	23.4	40.3	38.6

Total	$44.9	$40.3	$38.6

Shares used to satisfy stock-based awards are normally issued out of treasury stock, although management is authorized to issue new shares to the extent permitted by respective plan provisions. Refer to Note 5 for information on shares issued during the periods presented to employees and directors under various long-term incentive plans and share repurchases under the Company’s stock repurchase authorizations. The Company does not currently have a policy of repurchasing a specified number of shares issued under employee benefit programs during any particular time period.

Stock Options

During the periods presented, non-qualified stock options were granted to eligible employees under the 2003 Plan with exercise prices equal to the fair market value of the Company’s stock on the grant date, a contractual term of ten years, and a two-year graded vesting period. Grants to outside directors under the Non-Employee Director Stock Plan included similar terms, but vested immediately. Additionally, “reload” options were awarded to eligible employees and directors to replace previously-owned Company stock used by those individuals to pay the exercise price, including related employment taxes, of vested pre-2004 option awards containing this accelerated ownership feature. These reload options are immediately vested, with an expiration date which is the same as the original option grant.

Management estimates the fair value of each annual stock option award on the date of grant using a lattice-based option valuation model. Due to the already-vested status and short expected term of reload options, management uses a Black-Scholes model to value such awards. Composite assumptions, which are not materially different for each of the two models, are presented in the following table. Weighted-average values are disclosed for certain inputs which incorporate a range of assumptions. Expected volatilities are based principally on historical volatility of the Company’s stock, and to a lesser extent, on implied volatilities from traded options on the Company’s stock. For the lattice-based model, historical volatility corresponds to the contractual term of the options granted; whereas, for the Black-Scholes model, historical volatility corresponds to the expected term. The Company generally uses historical data to estimate option exercise and employee termination within the valuation models; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted (which is an input to the Black-Scholes model and an output from the lattice-based model) represents the period of time that options granted are expected to be outstanding; the weighted-average expected term for all employee groups is presented in the following table. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option valuation model assumptions
for grants within the year ended:	2006	2005	2004

Weighted-average expected volatility	17.94%	22.00%	23.00%
Weighted-average expected term (years)	3.21	3.42	3.69
Weighted-average risk-free interest rate	4.65%	3.81%	2.73%
Dividend yield	2.40%	2.40%	2.60%

Weighed-average fair value of options granted	$6.67	$7.35	$6.39

A summary of option activity for the year ended December 30, 2006, is presented in the following table:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of year	28.8	$38
Granted	9.6	46
Exercised	(10.9)	37
Forfeitures	(.3)	43
Expirations	(.2)	43

Outstanding, end of year	27.0	$41	6.1	$243.0

Exercisable, end of year	19.9	$40	5.1	$199.0

Additionally, option activity for comparable prior-year periods is presented in the following table:

(millions, except per share data)	2005	2004

Outstanding, beginning of year	32.5	37.0
Granted	8.3	9.7
Exercised	(10.9)	(12.9)
Forfeitures and expirations	(1.1)	(1.3)

Outstanding, end of year	28.8	32.5

Exercisable, end of year	21.3	22.8

Weighted-average exercise price:
Outstanding, beginning of year	$35	$33
Granted	44	40
Exercised	34	32
Forfeitures and expirations	41	41

Outstanding, end of year	$38	$35

Exercisable, end of year	$37	$35

The total intrinsic value of options exercised during the periods presented was (in millions): 2006−$114; 2005−$116; 2004−$119.

Other stock-based awards

During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2003 Plan.

In 2005 and 2006, the Company granted performance shares to a limited number of senior executive-level employees, which entitled these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year net sales growth targets were achieved. Subsequent to the adoption of SFAS No. 123(R), management has estimated the fair value of performance share awards based on the market price of the underlying stock on the date of grant, reduced by the present value of estimated dividends foregone during the performance period. The 2005 and 2006 target grants (as revised for non-vested forfeitures and other adjustments) currently correspond to approximately 275,000 and 260,000 shares, respectively; each with a grant-date fair value of approximately $41 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at year-end 2006, the maximum future value that could be awarded on the vesting date is (in millions): 2005 award−$27.5; 2006 award−$25.8. In addition to these performance share plans, a 2003 performance unit plan (payable in stock or cash under certain conditions) was settled at 74% of target in February 2006 for a total dollar equivalent of $2.9 million.

The Company also periodically grants restricted stock and restricted stock units to eligible employees under the 2003 Plan. Restrictions with respect to sale or transferability generally lapse after three years and the grantee is normally entitled to receive shareholder dividends during the vesting period. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock activity for the year ended December 30, 2006, is presented in the following table:

		Weighted-
		average
Employee restricted stock	Shares	grant-date
and restricted stock units	(thousands)	fair value

Non-vested, beginning of year	447	$39
Granted	190	47
Vested	(176)	34
Forfeited	(27)	43

Non-vested, end of year	434	$45

Grants of restricted stock and restricted stock units for comparable prior-year periods were: 2005−141,000; 2004−140,000.

The total fair value of restricted stock and restricted stock units vesting in the periods presented was (in millions): 2006−$8; 2005−$4; 2004−$4.

Note 9	Pension benefits

The Company sponsors a number of U.S. and foreign pension plans to provide retirement benefits for its employees. The majority of these plans are funded or unfunded defined benefit plans, although the Company does participate in a few multiemployer or other defined contribution plans for certain employee groups. Defined benefits for salaried employees are generally based on salary and years of service, while union employee benefits are generally a negotiated amount for each year of service. The Company uses its fiscal year end as the measurement date for its defined benefit plans.

Obligations and funded status

The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables. The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the end of its 2006 fiscal year. The impact of the adoption is discussed in Note 1. The standard generally requires company plan sponsors to reflect the net over- or under-

funded position of a defined postretirement benefit plan as an asset or liability on the balance sheet.

(millions)	2006	2005

Change in projected benefit obligation
Beginning of year	$3,145.1	$2,972.9
Service cost	94.2	80.2
Interest cost	172.0	160.1
Plan participants’ contributions	1.7	2.5
Amendments	24.2	42.2
Actuarial loss (gain)	(96.7)	114.3
Benefits paid	(160.4)	(144.0)
Curtailment and special termination benefits	15.3	1.3
Foreign currency adjustments and other	113.9	(84.4)

End of year	$3,309.3	$3,145.1

Change in plan assets
Fair value beginning of year	$2,922.6	$2,685.9
Actual return on plan assets	448.4	277.9
Employer contributions	85.7	156.4
Plan participants’ contributions	1.7	2.5
Benefits paid	(149.6)	(132.3)
Foreign currency adjustments and other	117.7	(67.8)

Fair value end of year	$3,426.5	$2,922.6

Funded status at year end	$117.2	$(222.5)
Unrecognized net loss	—	826.3
Unrecognized transition amount	—	1.9
Unrecognized prior service cost	—	100.1

Net balance sheet position	$117.2	$705.8

Amounts recognized in the Consolidated Balance Sheet consist of
Prepaid benefit cost		$683.3
Accrued benefit liability		(185.8)
Intangible asset		17.0
Other comprehensive income — minimum pension liability		191.3
Noncurrent assets	$352.6
Current liabilities	(9.6)
Noncurrent liabilities	(225.8)

Net amount recognized	$117.2	$705.8

Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$502.7
Prior service cost	115.5

Net amount recognized	$618.2	$191.3

The accumulated benefit obligation for all defined benefit pension plans was $2.99 billion and $2.87 billion at December 30, 2006 and December 31, 2005, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2006	2005

Projected benefit obligation	$253.4	$1,621.4
Accumulated benefit obligation	202.5	1,473.7
Fair value of plan assets	55.5	1,289.1

The significant decrease in accumulated benefit obligations in excess of plan assets for 2006 is due primarily to favorable asset returns in a major U.S. pension plan.

Expense

The components of pension expense are presented in the following table. Pension expense for defined contribution plans relates principally to multiemployer plans in which the Company participates on behalf of certain unionized workforces in the United States. The amounts for 2006 and 2005 include charges of approximately $4 million and $16 million, respectively, for the Company’s current estimate of a multiemployer plan withdrawal liability, which is further described in Note 3.

(millions)	2006	2005	2004

Service cost	$94.2	$80.2	$76.0
Interest cost	172.0	160.1	157.3
Expected return on plan assets	(256.7)	(229.0)	(238.1)
Amortization of unrecognized transition obligation	—	.3	.2
Amortization of unrecognized prior service cost	12.4	10.0	8.2
Recognized net loss	79.8	64.5	54.1
Curtailment and special termination benefits — net loss	16.7	1.6	12.2

Pension expense:
Defined benefit plans	118.4	87.7	69.9
Defined contribution plans	18.7	31.9	14.4

Total	$137.1	$119.6	$84.3

Any arising obligation-related experience gain or loss is amortized using a straight-line method over the average remaining service period of active plan participants. Any asset-related experience gain or loss is recognized as described on page 46. The estimated net experience loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension expense over the next fiscal year are approximately $61 million and $13 million, respectively.

Net losses from curtailment and special termination benefits recognized in 2006 are related primarily to plant workforce reductions in the United States and England, as further described in Note 3. Net losses from curtailment and special termination benefits recognized in 2004 are related primarily to special termination benefits granted to the Company’s former CEO and other former executive officers pursuant to separation agreements, and to a lesser extent, liquidation of the Company’s pension fund in South Africa and plant workforce reductions in Great Britain.

Certain of the Company’s subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2006–$33; 2005–$30; 2004–$26. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.

Assumptions

The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2006	2005	2004

Discount rate	5.7%	5.4%	5.7%
Long-term rate of compensation increase	4.4%	4.4%	4.3%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2006	2005	2004

Discount rate	5.4%	5.7%	5.9%
Long-term rate of compensation increase	4.4%	4.3%	4.3%
Long-term rate of return on plan assets	8.9%	8.9%	9.3%

To determine the overall expected long-term rate of return on plan assets, the Company works with third party financial consultants to model expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 70% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.8% and an active management premium of 1% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Although management reviews the Company’s expected long-term rates of return annually, the benefit trust investment performance for one particular year does not, by itself, significantly influence this evaluation. The expected rates of return are generally not revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by the Company’s modeling process. The expected rate of return for 2006 of 8.9% equated to approximately the 50th percentile expectation. Any future variance between the expected and actual rates of return on plan assets is recognized in the calculated value of plan assets over a five-year period and once recognized, experience gains and losses are amortized using a declining-balance method over the average remaining service period of active plan participants.

Plan assets

The Company’s year-end pension plan weighted-average asset allocations by asset category were:

	2006	2005

Equity securities	76%	73%
Debt securities	21%	24%
Other	3%	3%

Total	100%	100%

The Company’s investment strategy for its major defined benefit plans is to maintain a diversified portfolio of asset classes with the primary goal of meeting long-term cash requirements as they become due. Assets are invested in a prudent manner to maintain the security of funds while maximizing returns within the Company’s guidelines. The current weighted-average target asset allocation reflected by this strategy is: equity securities−74%; debt securities−24%; other−2%. Investment in Company common stock represented 1.5% of consolidated plan assets at December 30, 2006 and December 31, 2005. Plan funding strategies are influenced by tax regulations. The Company currently expects to contribute approximately $39 million to its defined benefit pension plans during 2007.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2007−$169; 2008−$174; 2009−$184; 2010−$189; 2011−$191; 2012 to 2016−$1,075.

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

Obligations and funded status

The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables. The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the end of its 2006 fiscal year. The impact of the adoption is discussed in Note 1. The standard generally requires company plan sponsors to reflect the net over- or under-funded position of a defined postretirement benefit plan as an asset or liability on the balance sheet.

(millions)	2006	2005

Change in accumulated benefit obligation
Beginning of year	$1,224.9	$1,046.7
Service cost	17.4	14.5
Interest cost	65.8	58.3
Actuarial loss (gain)	(54.4)	164.6
Amendments	3.6	—
Benefits paid	(56.0)	(60.4)
Curtailment and special termination benefits	6.2	—
Foreign currency adjustments	.1	1.2

End of year	$1,207.6	$1,224.9

Change in plan assets
Fair value beginning of year	$682.7	$468.4
Actual return on plan assets	123.6	32.5
Employer contributions	13.6	240.9
Benefits paid	(56.0)	(59.1)

Fair value end of year	$763.9	$682.7

Funded status	$(443.7)	$(542.2)
Unrecognized net loss	—	446.0
Unrecognized prior service credit	—	(26.3)

Accrued postretirement benefit cost	$(443.7)	$(122.5)

Amounts recognized in the Consolidated Balance Sheet consist of
Current liabilities	$(1.4)
Noncurrent liabilities	(442.3)

Total liabilities	$(443.7)	$(122.5)

Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$294.8	$—
Prior service credit	(19.2)	—

Net amount recognized	$275.6	$—

Expense

Components of postretirement benefit expense were:

(millions)	2006	2005	2004

Service cost	$17.4	$14.5	$12.1
Interest cost	65.8	58.3	55.6
Expected return on plan assets	(58.2)	(42.1)	(39.8)
Amortization of unrecognized prior service credit	(2.6)	(2.9)	(2.9)
Recognized net loss	30.6	19.8	14.8
Curtailment and special termination benefits — net loss	6.2	—	—

Postretirement benefit expense:
Defined benefit plans	59.2	47.6	39.8
Defined contribution plans	1.9	1.3	1.8

Total	$61.1	$48.9	$41.6

Any arising health care claims cost-related experience gain or loss is recognized in the calculated amount of claims experience over a four-year period and once recognized, is amortized using a straight-line method over 15 years, resulting in at least the minimum amortization prescribed by SFAS No. 106. Any asset-related experience gain or loss is recognized as described for pension plans on page 46. The estimated net experience loss for defined benefit plans that will be amortized from accumulated other comprehensive income into nonpension postretirement benefit expense over the next fiscal year is approximately $24 million, partially offset by amortization of prior service credit of $3 million.

Net losses from curtailment and special termination benefits recognized in 2006 are related primarily to plant workforce reductions in the United States as further described in Note 3.

Assumptions

The weighted-average actuarial assumptions used to determine benefit obligations were:

	2006	2005	2004

Discount rate	5.9%	5.5%	5.8%

The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2006	2005	2004

Discount rate	5.5%	5.8%	6.0%
Long-term rate of return on plan assets	8.9%	8.9%	9.3%

The Company determines the overall expected long-term rate of return on VEBA trust assets in the same manner as that described for pension trusts in Note 9.

The assumed health care cost trend rate is 9.5% for 2007, decreasing gradually to 4.75% by the year 2012 and remaining at that level thereafter. These trend rates reflect the Company’s recent historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One	One
	percentage	percentage
(millions)	point increase	point decrease

Effect on total of service and interest cost components	$9.2	$(10.5)
Effect on postretirement benefit obligation	$127.8	$(125.4)

Plan assets

The Company’s year-end VEBA trust weighted-average asset allocations by asset category were:

	2006	2005

Equity securities	77%	78%
Debt securities	22%	22%
Other	1%	—

Total	100%	100%

The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 9. The current target asset allocation is 75% equity securities and 25% debt securities. The Company currently expects to contribute approximately $15 million to its VEBA trusts during 2007.

Postemployment

Under certain conditions, the Company provides benefits to former or inactive employees in the United States and several foreign locations, including salary continuance, severance, and long-term disability. The Company recognizes an obligation for any of these benefits that vest or accumulate with service. Postemployment benefits that do not vest or accumulate with service (such as severance based solely on annual pay rather than years of service) or costs arising from actions that offer benefits to employees in excess of those specified in the respective plans are charged to expense when incurred. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension benefits on page 46. The Company previously applied postretirement accounting concepts for purposes of recognizing its postemployment benefit obligations. Accordingly, the Company’s adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the end of its 2006 fiscal year impacted its presentation of postemployment benefits as discussed in Note 1. The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2006	2005

Change in accumulated benefit obligation
Beginning of year	$42.2	$37.9
Service cost	4.3	4.5
Interest cost	2.0	2.0
Actuarial loss (gain)	(.8)	7.4
Benefits paid	(8.6)	(9.0)
Foreign currency adjustments	.4	(.6)

End of year	$39.5	$42.2

Funded status	$(39.5)	$(42.2)
Unrecognized net loss	—	19.1

Accrued postemployment benefit cost	$(39.5)	$(23.1)

Amounts recognized in the Consolidated Balance Sheet consist of
Current liabilities	$(7.8)
Noncurrent liabilities	(31.7)

Total liabilities	$(39.5)	$(23.1)

Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$16.0	$—

Net amount recognized	$16.0	$—

Components of postemployment benefit expense were:

(millions)	2006	2005	2004

Service cost	$4.3	$4.5	$3.5
Interest cost	2.0	2.0	1.9
Recognized net loss	2.4	3.5	4.5

Postemployment benefit expense	$8.7	$10.0	$9.9

All gains and losses are recognized over the average remaining service period of active plan participants. The estimated net experience loss that will be amortized from accumulated other comprehensive income into postemployment benefit expense over the next fiscal year is approximately $2 million.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment

2007	$64.0	$8.0
2008	67.7	7.3
2009	71.2	7.0
2010	73.9	7.3
2011	76.5	7.7
2012-2016	397.5	44.4

Note 11 Income taxes

Earnings before income taxes and the provision for U.S. federal, state, and foreign taxes on these earnings were:

(millions)	2006	2005	2004

Earnings before income taxes
United States	$1,048.3	$971.4	$952.0
Foreign	423.3	453.7	413.9

	$1,471.6	$1,425.1	$1,365.9

Income taxes
Currently payable
Federal	$342.0	$376.8	$249.8
State	34.1	26.4	30.0
Foreign	134.1	100.7	137.8

	510.2	503.9	417.6

Deferred
Federal	(9.6)	(69.6)	51.5
State	(4.4)	.6	5.3
Foreign	(29.7)	9.8	.9

	(43.7)	(59.2)	57.7

Total income taxes	$466.5	$444.7	$475.3

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2006	2005	2004

U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign rates varying from 35%	−3.5	−3.8	−.5
State income taxes, net of federal benefit	1.3	1.2	1.7
Foreign earnings repatriation	1.2	—	2.1
Tax audit settlements	−1.7	—	—
Net change in valuation allowances	.5	−.2	−1.5
Statutory rate changes, deferred tax impact	—	—	.1
Other	−1.1	−1.0	−2.1

Effective income tax rate	31.7%	31.2%	34.8%

As presented in the preceding table, the Company’s 2006 consolidated provision for income taxes included two significant, but partially-offsetting, discrete adjustments. First, during the second quarter, the Company revised its repatriation plan for certain foreign earnings, giving rise to an incremental net tax cost of $18 million. Also in the second quarter, the Company reduced its reserves for uncertain tax positions by $25 million, related principally to closure of several domestic tax audits.

The consolidated effective income tax rate for 2004 of nearly 35% was higher than the rates for 2006 and 2005 primarily because this period preceded the final reorganization of the Company’s European operations which favorably affected the country-weighting impact on the rate. (Refer to Note 3 for further information on this initiative.) Additionally, the 2004 consolidated effective income tax rate included a provision of approximately $40 million, partially offset by related foreign tax credits of approximately $12 million, for approximately $1.1 billion of dividends from foreign subsidiaries which the Company elected to repatriate in 2005 under the American Jobs Creation Act. Finally, 2005 was the first year in which the Company was permitted to claim a phased-in deduction from U.S. taxable income equal to a stipulated percentage of qualified production income (“QPI”).

Generally, the changes in valuation allowances on deferred tax assets and corresponding impacts on the effective income tax rate result from management’s assessment of the Company’s ability to utilize certain operating loss and tax credit carryforwards prior to expiration. For 2004, the 1.5 percent rate reduction presented in the preceding table primarily reflects reversal of a valuation allowance against U.S. foreign tax credits, which were utilized in conjunction with the aforementioned 2005 foreign earnings repatriation. Total tax benefits of carryforwards at year-end 2006 and 2005 were approximately $29 million and $23 million, respectively. Of the total carryforwards at year-end 2006, less than $2 million expire in 2007 with the remainder principally expiring after five years. After valuation allowance, the carrying value of carryforward tax benefits at year-end 2006 was only $1 million.

The deferred tax assets and liabilities included in the balance sheet at year end are presented in a table on page 50. The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the end of its 2006 fiscal year. The standard generally requires company plan sponsors to reflect the net over- or under-funded position of a defined postretirement benefit plan as an asset or liability on the balance sheet. Any unrecognized prior service cost, experience gains/losses, or transition obligation are reported as a component of other comprehensive income, net of tax, in shareholders’ equity. As a result of adopting this standard, the employee benefits component of the Company’s deferred tax assets increased (or liabilities decreased) by a total of $298.9 million at December 30, 2006. Refer to Note 1 for further information.

	Deferred tax assets		Deferred tax liabilities

(millions)	2006	2005	2006	2005

Current:
U.S. state income taxes	$7.6	$12.1	$—	$—
Advertising and promotion-related	19.7	19.4	11.0	8.8
Wages and payroll taxes	26.3	28.8	—	—
Inventory valuation	22.5	25.5	4.6	6.3
Employee benefits	18.0	32.0	—	—
Operating loss and credit carryforwards	13.9	7.0	—	—
Hedging transactions	19.2	17.5	.8	.1
Depreciation and asset disposals	.1	.1	—	—
Deferred intercompany revenue	6.1	76.3	—	—
Other	26.4	22.6	15.2	22.8

	159.8	241.3	31.6	38.0
Less valuation allowance	(15.2)	(3.2)	—	—

	$144.6	$238.1	$31.6	$38.0

Noncurrent:
U.S. state income taxes	$—	$—	$47.0	$54.4
Employee benefits	217.4	20.4	53.2	129.7
Operating loss and credit carryforwards	15.2	15.5	—	—
Hedging transactions	2.0	1.7	—	—
Depreciation and asset disposals	15.1	12.7	306.5	340.8
Capitalized interest	5.3	5.1	11.9	12.7
Trademarks and other intangibles	.1	.1	473.9	472.4
Deferred compensation	40.6	34.9	—	—
Stock options	22.4	—	—	—
Other	12.0	15.3	6.3	2.1

	330.1	105.7	898.8	1,012.1
Less valuation allowance	(13.0)	(16.2)	—	—

	317.1	89.5	898.8	1,012.1

Total deferred taxes	$461.7	$327.6	$930.4	$1,050.1

The change in valuation allowance against deferred tax assets was:

(millions)	2006	2005	2004

Balance at beginning of year	$19.4	$22.3	$36.8
Additions charged to income tax expense	11.4	.2	13.3
Reductions credited to income tax expense	(3.6)	(3.2)	(28.9)
Currency translation adjustments	1.0	.1	1.1

Balance at end of year	$28.2	$19.4	$22.3

At December 30, 2006, accumulated foreign subsidiary earnings of approximately $1.1 billion were considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on these earnings.

Cash paid for income taxes was (in millions): 2006−$428; 2005−$425; 2004−$421. Income tax benefits realized from stock option exercises and deductibility of other equity-based awards are presented in Note 8.

Note 12	Financial instruments and credit risk concentration

The fair values of the Company’s financial instruments are based on carrying value in the case of short-term items, quoted market prices for derivatives and investments, and in the case of long-term debt, incremental borrowing rates currently available on loans with similar terms and maturities. The carrying amounts of the Company’s cash, cash equivalents, receivables, and notes payable approximate fair value. The fair value of the Company’s long-term debt at December 30, 2006, exceeded its carrying value by approximately $275 million.

The Company is exposed to certain market risks which exist as a part of its ongoing business operations. Management uses derivative financial and commodity instruments, where appropriate, to manage these risks. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. In accordance with SFAS No. 133, the Company designates derivatives as either cash flow hedges, fair value hedges, net investment hedges, or other contracts used to reduce volatility in the translation of foreign currency earnings to U.S. Dollars. The fair values of all hedges are recorded in accounts receivable or other current liabilities. Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in other income (expense), net. Within the Consolidated Statement of Cash Flows, settlements of cash flow and fair value hedges are classified as an operating activity; settlements of all other derivatives are classified as a financing activity.

Cash flow hedges

Qualifying derivatives are accounted for as cash flow hedges when the hedged item is a forecasted transaction. Gains and losses on these instruments are recorded in other comprehensive income until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income to the Consolidated Statement of Earnings on the same line item as the underlying transaction. For all cash flow hedges, gains and losses representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness were insignificant during the periods presented.

The total net loss attributable to cash flow hedges recorded in accumulated other comprehensive income at December 30, 2006, was $32.6 million, related primarily to forward interest rate contracts settled during 2001 and 2003 in conjunction with fixed rate long-term debt issuances and to a lesser extent, to 10-year natural gas price swaps entered into in 2006. The interest rate contract losses will be reclassified into interest expense over the next 25 years. The natural gas swap losses will be reclassified to cost of goods sold over 10 years. Other insignificant amounts related to foreign currency and commodity price cash flow hedges will be reclassified into earnings during the next 18 months.

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

Net investment hedges

Qualifying derivative and nonderivative financial instruments are accounted for as net investment hedges when the hedged item is a nonfunctional currency investment in a subsidiary. Gains and losses on these instruments are recorded as a foreign currency translation adjustment in other comprehensive income.

Other contracts

The Company also periodically enters into foreign currency forward contracts and options to reduce volatility in the translation of foreign currency earnings to U.S. Dollars. Gains and losses on these instruments are recorded in other income (expense), net, generally reducing the exposure to translation volatility during a full-year period.

Foreign exchange risk

The Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany transactions, and nonfunctional currency denominated third-party debt. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Management assesses foreign currency risk based on transactional cash flows and translational volatility and enters into forward contracts, options, and currency swaps to reduce fluctuations in net long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements are established in conjunction with the term of underlying debt issues.

For foreign currency cash flow and fair value hedges, the assessment of effectiveness is generally based on changes in spot rates. Changes in time value are reported in other income (expense), net.

Interest rate risk

The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. The Company periodically uses interest rate swaps, including forward-starting swaps, to reduce interest rate volatility and funding costs associated with certain debt issues, and to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions.

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

Price risk

The Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. The Company has historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. During 2006, the Company entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in its manufacturing processes.

Commodity contracts are accounted for as cash flow hedges. The assessment of effectiveness for exchange-traded instruments is based on changes in futures prices. The assessment of effectiveness for over-the-counter transactions is based on changes in designated indexes.

Credit risk concentration

The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative financial and commodity contracts. This credit loss is limited to the cost of replacing these contracts at current market rates. Management believes the probability of such loss is remote.

Financial instruments, which potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company places its investments in highly rated financial institutions and investment-grade short-term debt instruments, and limits the amount of credit exposure to any one entity. Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts comprising approximately 27% of consolidated accounts receivable at December 30, 2006.

Note 13	Quarterly financial data (unaudited)

	Net sales		Gross profit

(millions, except
per share data)	2006	2005	2006	2005

First	$2,726.5	$2,572.3	$1,196.7	$1,135.9
Second	2,773.9	2,587.2	1,235.5	1,198.6
Third	2,822.4	2,623.4	1,273.3	1,186.0
Fourth	2,583.9	2,394.3	1,119.7	1,045.1

	$10,906.7	$10,177.2	$4,825.2	$4,565.6

	Net earnings		Net earnings per share

	2006	2005	2006		2005

			Basic	Diluted	Basic	Diluted

First	$274.1	$254.7	$.69	$.68	$.62	$.61
Second	266.5	259.0	.68	.67	.63	.62
Third	281.1	274.3	.71	.70	.66	.66
Fourth	182.4	192.4	.46	.45	.47	.47

	$1,004.1	$980.4

The principal market for trading Kellogg shares is the New York Stock Exchange (NYSE). The shares are also traded on the Boston, Chicago, Cincinnati, Pacific, and Philadelphia Stock Exchanges. At year-end 2006, the closing price (on the NYSE) was $50.06 and there were 41,450 shareholders of record.

Dividends paid per share and the quarterly price ranges on the NYSE during the last two years were:

	Dividend	Stock price
	per share	High	Low

2006 — Quarter

First	$.2775	$45.78	$42.41
Second	.2775	48.50	43.06
Third	.2910	50.87	47.31
Fourth	.2910	50.95	47.71

	$1.1370

2005 — Quarter

First	$.2525	$45.59	$42.41
Second	.2525	46.89	42.35
Third	.2775	46.99	43.42
Fourth	.2775	46.70	43.22

	$1.0600

Note 14	Operating segments

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, fruit snacks, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States and United Kingdom. The Company currently manages its operations in four geographic operating segments, comprised of North America and the three International operating segments of Europe, Latin America, and Asia Pacific. For the periods presented, the Asia Pacific operating segment included Australia and Asian markets. Beginning in 2007, this segment will also include South Africa, which was formerly a part of Europe.

The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statement of Earnings and Balance Sheet. Intercompany transactions between operating segments were insignificant in all periods presented.

(millions)	2006	2005	2004

Net sales
North America	$7,348.8	$6,807.8	$6,369.3
Europe	2,143.8	2,013.6	2,007.3
Latin America	890.8	822.2	718.0
Asia Pacific (a)	523.3	533.6	519.3

Consolidated	$10,906.7	$10,177.2	$9,613.9

Segment operating profit
North America	$1,340.5	$1,251.5	$1,240.4
Europe	334.1	330.7	292.3
Latin America	220.1	202.8	185.4
Asia Pacific (a)	76.9	86.0	79.5
Corporate	(205.8)	(120.7)	(116.5)

Consolidated	$1,765.8	$1,750.3	$1,681.1

(a)	Includes Australia and Asia.

(millions)	2006	2005	2004

Depreciation and amortization
North America	$241.8	272.3	$261.4
Europe	66.4	61.2	95.7
Latin America	21.9	20.0	15.4
Asia Pacific (a)	17.2	20.9	20.9
Corporate	5.4	17.4	16.6

Consolidated	$352.7	391.8	$410.0

Interest expense
North America	$8.7	$1.4	$1.7
Europe	27.0	12.4	15.6
Latin America	.1	.2	.2
Asia Pacific (a)	.4	.3	.2
Corporate	271.2	286.0	290.9

Consolidated	$307.4	$300.3	$308.6

Income taxes
North America	$396.2	$372.7	$371.5
Europe	9.8	30.2	64.5
Latin America	31.8	21.5	39.8
Asia Pacific (a)	14.4	12.4	(.8)
Corporate	14.3	7.9	.3

Consolidated	$466.5	$444.7	$475.3

Total assets (b)
North America	$7,996.2	$7,944.6	$7,641.5
Europe	2,380.7	2,356.7	2,324.2
Latin America	661.4	450.6	411.1
Asia Pacific (a)	328.8	294.7	347.4
Corporate	4,934.0	5,336.4	5,619.0
Elimination entries	(5,587.1)	(5,808.5)	(5,781.3)

Consolidated	$10,714.0	$10,574.5	$10,561.9

Additions to long-lived assets (c)
North America	$316.0	$317.0	$167.4
Europe	62.6	42.3	59.7
Latin America	52.8	38.1	37.2
Asia Pacific (a)	18.9	14.4	9.9
Corporate	2.8	.4	4.4

Consolidated	$453.1	$412.2	$278.6

(a)	Includes Australia and Asia.

(b)	The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the end of its 2006 fiscal year. The standard generally requires company plan sponsors to reflect the net over- or under-funded position of a defined postretirement benefit plan as an asset or liability on the balance sheet. Accordingly, the Company’s consolidated and corporate total assets for 2006 were reduced by $512.4 and $152.4 respectively. Operating segment total assets were reduced as follows: North America−$71.8; Europe−$284.3; Latin America−$2.9; Asia Pacific−$1.0. Refer to Note 1 for further information.

(c)	Includes plant, property, equipment, and purchased intangibles.

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 18% of consolidated net sales during 2006, 17% in 2005, and 14% in 2004, comprised principally of sales within the United States.

Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2006	2005	2004

Net sales
United States	$6,842.8	$6,351.6	$5,968.0
United Kingdom	893.9	836.9	859.6
Other foreign countries	3,170.0	2,988.7	2,786.3

Consolidated	$10,906.7	$10,177.2	$9,613.9

Long-lived assets (a)
United States	$6,629.5	$6,576.8	$6,539.2
United Kingdom	369.2	323.8	432.5
Other foreign countries	684.9	641.3	631.1

Consolidated	$7,683.6	$7,541.9	$7,602.8

(a)	Includes plant, property, equipment, and purchased intangibles.

Supplemental product information is provided below for net sales to external customers:

(millions)	2006	2005	2004

North America
Retail channel cereal	$2,667.0	$2,587.7	$2,404.5
Retail channel snacks	3,318.4	2,976.6	2,801.4
Frozen and specialty channels	1,363.4	1,243.5	1,163.4
International
Cereal	3,010.3	2,932.8	2,829.2
Convenience foods	547.6	436.6	415.4

Consolidated	$10,906.7	$10,177.2	$9,613.9

Note 15	Supplemental financial statement data

(millions)

Consolidated Statement of Earnings	2006	2005	2004

Research and development expense	$190.6	$181.0	$148.9
Advertising expense	$915.9	$857.7	$806.2

Consolidated Statement of Cash Flows	2006	2005	2004

Trade receivables	$(57.7)	$(86.2)	$13.8
Other receivables	(21.0)	(25.4)	(39.5)
Inventories	(107.0)	(24.8)	(31.2)
Other current assets	(10.8)	(15.3)	(17.8)
Accounts payable	27.5	156.4	63.4
Accrued income taxes	65.6	74.7	(13.5)
Accrued interest expense	4.3	(6.3)	(38.4)
Other current liabilities	60.6	(44.8)	33.4

Changes in operating assets and liabilities	$(38.5)	$28.3	$(29.8)

(millions)

Consolidated Balance Sheet	2006	2005

Trade receivables	$839.4	$782.7
Allowance for doubtful accounts	(5.9)	(6.9)
Other receivables	111.3	103.3

Accounts receivable, net	$944.8	$879.1

Raw materials and supplies	$200.7	$188.6
Finished goods and materials in process	623.2	528.4

Inventories	$823.9	$717.0

(millions)

Consolidated Balance Sheet	2006	2005

Deferred income taxes	$115.9	$207.6
Other prepaid assets	131.8	173.7

Other current assets	$247.7	$381.3

Land	$77.5	$75.5
Buildings	1,521.3	1,458.8
Machinery and equipment (a)	4,992.0	4,692.4
Construction in progress	326.8	237.3
Accumulated depreciation	(4,102.0)	(3,815.6)

Property, net	$2,815.6	$2,648.4

Goodwill	$3,448.3	$3,455.3
Other intangibles (b)	1,468.8	1,485.8
—Accumulated amortization	(49.1)	(47.6)
Pension (b)	352.6	629.8
Other	250.8	206.3

Other assets	$5,471.4	$5,729.6

Accrued income taxes	$151.7	$148.3
Accrued salaries and wages	311.1	276.5
Accrued advertising and promotion	338.0	320.9
Other (b)	317.7	339.1

Other current liabilities	$1,118.5	$1,084.8

Nonpension postretirement benefits (b)	$442.3	$74.5
Deferred income taxes (b)	619.3	945.8
Other (b)	510.2	405.1

Other liabilities	$1,571.8	$1,425.4

(a)	Includes an insignificant amount of capitalized internal-use software.

(b)	The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the end of its 2006 fiscal year. The standard generally requires company plan sponsors to reflect the net over- or under-funded position of a defined postretirement benefit plan as an asset or liability on the balance sheet. Accordingly, the 2006 balances associated with the identified captions within the preceding table were materially affected by the adoption of this standard. Refer to Note 1 for further information.

(millions)

Allowance for doubtful accounts	2006	2005	2004

Balance at beginning of year	$6.9	$13.0	$15.1
Additions charged to expense	1.6	—	2.1
Doubtful accounts charged to reserve	(2.8)	(7.4)	(4.3)
Currency translation adjustments	.2	1.3	.1

Balance at end of year	$5.9	$6.9	$13.0

Management’s Responsibility for Financial Statements

Management is responsible for the preparation of the Company’s consolidated financial statements and related notes. We believe that the consolidated financial statements present the Company’s financial position and results of operations in conformity with accounting principles that are generally accepted in the United States, using our best estimates and judgments as required.

The independent registered public accounting firm audits the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board and provides an objective, independent review of the fairness of reported operating results and financial position.

The Board of Directors of the Company has an Audit Committee composed of three non-management Directors. The Committee meets regularly with management, internal auditors, and the independent registered public accounting firm to review accounting, internal control, auditing and financial reporting matters.

Formal policies and procedures, including an active Ethics and Business Conduct program, support the internal controls and are designed to ensure employees adhere to the highest standards of personal and professional integrity. We have a vigorous internal audit program that independently evaluates the adequacy and effectiveness of these internal controls.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 30, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows on page 56.

A.D. David Mackay
President and Chief Executive Officer

John A. Bryant
Executive Vice President,
Chief Financial Officer, Kellogg Company
and President, Kellogg International

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Kellogg Company:

We have completed integrated audits of Kellogg Company’s consolidated financial statements and of its internal control over financial reporting as of December 30, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)1 present fairly, in all material respects, the financial position of Kellogg Company and its subsidiaries at December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounted for share-based compensation and defined benefit pension, other postretirement, and postemployment plans in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 8, that the Company maintained effective internal control over financial reporting as of December 30, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 23, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure under Rules 13a-15(e) and 15d-15(e). Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

As of December 30, 2006, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also attested to, and reported on, management’s assessment of the internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2006 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 27, 2007 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.

Identification and Members of Audit Committee; Audit Committee Financial Expert — Refer to the information in the Proxy Statement under the caption “Board and Committee Membership,” which information is incorporated herein by reference.

Executive Officers of the Registrant — Refer to “Executive Officers of the Registrant” under Item 1 at pages 3 and 4 of this Report.

For information concerning Section 16(a) of the Securities Exchange Act of 1934, refer to the information under the caption “Security Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement, which information is incorporated herein by reference.

Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller — We have adopted a Global Code of Ethics which applies to our chief executive officer, chief financial officer, corporate controller and all our other employees, and which can be found at www.kelloggcompany.com. Any amendments or waivers to the Global Code of Ethics applicable to our chief executive officer, chief financial officer or corporate controller may also be found at www.kelloggcompany.com.

Item 11.	Executive Compensation

Refer to the information under the captions “2006 Non-Employee Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” “Employment Agreements” and “Potential Post-Employment Payments” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

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

Securities Authorized for Issuance Under Equity Compensation Plans

(millions, except per share data)
			Number of
			securities remaining
		Weighted-average	available for future
	Number of securities	exercise price	issuance under
	to be issued upon	of outstanding	equity compensation
	exercise of	options, warrants	plans (excluding
	outstanding options,	and rights as of	securities reflected
	warrants and rights as of	December 30,	in column (a)) as of
	December 30, 2006	2006	December 30, 2006
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	26.9	$41	16.9
Equity compensation plans not approved by security holders	.1	$27	.6

Total	27.0	$41	17.5

Five plans (including one individual compensation arrangement) are included in the “Equity compensation plans not approved by security holders” line: the Kellogg Share Incentive Plan, which was adopted in 2002 and is available to most U.K. employees of specified Kellogg Company subsidiaries; a similar plan, which is available to employees in the Republic of Ireland; the Kellogg Company Executive Stock Purchase Plan, which was adopted in 2002 and is available to selected senior level Kellogg employees; the Deferred Compensation Plan for Non-Employee Directors, which was adopted in 1986 and amended in 1993 and 2002; and a non-qualified stock option granted in 2000 to Mr. Jenness, when he had just been appointed a Kellogg Director, Chairman of the Board and Chief Executive Officer.

Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the plan through payroll deductions. The trustees of the plan use those contributions to buy shares of our common stock at fair market value on the open market, with Kellogg matching those contributions on a 1:1 basis. Shares must be withdrawn from the plan when employees cease employment. Under current law, eligible employees generally receive certain income and other tax benefits if those shares are held in the plan for a specified number of years. A similar plan is also available to employees in the Republic of Ireland. As these plans are open market plans with no set overall maximum, no amounts for these plans are included in the above table. However, approximately 80,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the plan for the Republic of Ireland and other similar predecessor plans during 2006, with approximately an additional 80,000 shares being provided as matched shares.

Under the Kellogg Company Executive Stock Purchase Plan, selected senior level Kellogg employees may elect to use all or part of their annual bonus, on an after-tax basis, to purchase shares of our common stock at fair market value (as determined over a thirty-day trading period). No more than 500,000 treasury shares are authorized for use under this plan.

Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of our common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee Directors’ accounts. Units may be paid in either cash or shares of our common stock, either in a lump sum or in up to ten annual installments, with the payments to begin as soon as practicable after the non-employee Director’s service as a Director terminates. No more than 150,000 shares are authorized for use under this plan, none of which had been issued or allocated for issuance as of December 30, 2006. Because Directors may elect, and are likely to elect, a distribution of cash rather than shares, the contingently issuable shares are not included in column (a) of the table above.

When Mr. Jenness joined Kellogg as a director in 2000, he was granted a non-qualified stock option to purchase 300,000 shares of our common stock. In connection with this option, which was to vest over three annual installments, he agreed to devote 50% of his working time to consulting with Kellogg, with further vesting to immediately stop if he was no longer willing to devote such amount of time to consulting with Kellogg or if Kellogg decided that it no longer wishes to receive such services. During 2001, Kellogg and Mr. Jenness agreed to terminate the consulting relationship, which immediately terminated the unvested 200,000 shares. This option contains the AOF feature described in the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Refer to the information under the captions “Corporate Governance — Director Independence” and “Related Person Transactions” of the Proxy Statement, which information is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Refer to the information under the captions “Proposal 2 — Ratification of Independent Auditors for 2007 — Fees Paid to Independent Registered Accounting Firm” and “Proposal 2 — Ratification of PricewaterhouseCoopers LLP — Preapproval Policies and Procedures” of the Proxy Statement, which information is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 23, 2007, are included herein in Part II, Item 8.

(a) 1. Consolidated Financial Statements

Consolidated Statement of Earnings for the years ended December 30, 2006, December 31, 2005 and January 1, 2005.

Consolidated Statement of Shareholders’ Equity for the years ended December 30, 2006, December 31, 2005 and January 1, 2005.

Consolidated Balance Sheet at December 30, 2006 and December 31, 2005.

Consolidated Statement of Cash Flows for the years ended December 30, 2006, December 31, 2005 and January 1, 2005.

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

(a) 3. Exhibits required to be filed by Item 601 of Regulation S-K

The information called for by this Item is incorporated herein by reference from the Exhibit Index on pages 61 through 64 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of February, 2007.

KELLOGG COMPANY

By:	/s/ A.D. David Mackay
A.D. David Mackay
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Capacity	Date
/s/ A.D. David Mackay A.D. David Mackay		President and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2007

/s/ John A. Bryant John A. Bryant		Executive Vice President, Chief Financial Officer, Kellogg Company and President, Kellogg International (Principal Financial Officer)	February 23, 2007

/s/ Alan R. Andrews Alan R. Andrews		Vice President and Corporate Controller (Principal Accounting Officer)	February 23, 2007

* James M. Jenness		Chairman of the Board and Director	February 23, 2007

* Benjamin S. Carson Sr.		Director	February 23, 2007

* John T. Dillon		Director	February 23, 2007

* Claudio X. Gonzalez		Director	February 23, 2007

* Gordon Gund		Director	February 23, 2007

* Dorothy A. Johnson		Director	February 23, 2007

* L. Daniel Jorndt		Director	February 23, 2007

* Ann McLaughlin Korologos		Director	February 23, 2007

* John L. Zabriskie		Director	February 23, 2007

*By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-Fact	February 23, 2007

EXHIBIT INDEX

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.02 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, file number 1-4171.	IBRF
4.01	Fiscal Agency Agreement dated as of January 29, 1997, between us and Citibank, N.A., Fiscal Agent, incorporated by reference to Exhibit 4.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.02	Amended and Restated Five-Year Credit Agreement dated as of November 10, 2006 with twenty-four lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Australia Limited, as Australian Agent, Barclays Bank PLC, as Syndication Agent and Bank of America, N.A., Citibank, N.A. and Suntrust Bank, as Co-Documentation Agents.	E
4.03	Indenture dated August 1, 1993, between us and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 33-49875.	IBRF
4.04	Form of Kellogg Company 4 7/8% Note Due 2005, incorporated by reference to Exhibit 4.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-4171.	IBRF
4.05	Indenture and Supplemental Indenture dated March 15 and March 29, 2001, respectively, between Kellogg Company and BNY Midwest Trust Company, including the forms of 6.00% notes due 2006, 6.60% notes due 2011 and 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 and 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.06	Form of 2.875% Senior Notes due 2008 issued under the Indenture and Supplemental Indenture described in Exhibit 4.05, incorporated by reference to Exhibit 4.01 to our Current Report on Form 8-K dated June 5, 2003, Commission file number 1-4171.	IBRF
4.07	Agency Agreement dated November 28, 2005, between Kellogg Europe Company Limited, Kellogg Company, HSBC Bank and HSBC Institutional Trust Services (Ireland) Limited, incorporated by reference to Exhibit 4.1 of our Current Report in Form 8-K dated November 28, 2005, Commission file number 1-4171.	IBRF
4.08	Canadian Guarantee dated November 28, 2005, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated November 28, 2005, Commission file number 1-4171.	IBRF
4.09	364-Day Credit Agreement dated as of January 31, 2007 with the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, as Syndication Agent. J.P. Morgan Securities Inc. and Barclays Capital served as Joint Lead Arrangers and Joint Bookrunners.	E
4.10	Form of Multicurrency Global Note related to Euro-Commercial Paper Program.	E
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.03	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.04	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

10.06	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.08 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.08	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, Commission file number 1-4171.*	IBRF
10.09	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.11	Kellogg Company 2001 Long-Term Incentive Plan, as amended and restated as of February 20, 2003, incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*	IBRF
10.12	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.13	Kellogg Company Executive Compensation Deferral Plan incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.14	Agreement between us and Alan F. Harris, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, Commission file number 1-4171.*	IBRF
10.15	Amendment to Agreement between us and Alan F. Harris, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.16	Agreement between us and David Mackay, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, Commission file number 1-4171.*	IBRF
10.17	Retention Agreement between us and David Mackay, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.18	Employment Letter between us and James M. Jenness, incorporated by reference to Exhibit 10.18 to our Annual Report in Form 10-K for the fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.19	Separation Agreement between us and Carlos M. Gutierrez, incorporated by reference to Exhibit 10.19 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.	IBRF
10.20	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.21	Stock Option Agreement between us and James Jenness, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.22	Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of December 5, 2002, incorporated by reference to Exhibit 10.21 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.23	Kellogg Company Executive Stock Purchase Plan, incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

10.24	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission file number 1-4171.*	IBRF
10.25	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006.*	E
10.26	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Annex II of our Board of Directors’ proxy statement for the annual meeting of shareholders to be held on April 21, 2006.*	IBRF
10.27	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.28	Form of Non-Qualified Option Agreement for Senior Executives under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.29	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.30	Form of Non-Qualified Option Agreement for Non-Employee Director under 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.31	Description of 2004 Senior Executive Annual Incentive Plan factors, incorporated by reference to our Current Report on Form 8-K dated February 4, 2005, Commission file number 1-4171 (the “2005 Form 8-K”).*	IBRF
10.32	Annual Incentive Plan, incorporated by reference to Exhibit 10.34 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.33	Description of Annual Incentive Plan factors, incorporated by reference to the 2005 Form 8-K.*	IBRF
10.34	2005-2007 Executive Performance Plan, incorporated by reference to Exhibit 10.36 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.35	Description of Changes to the Compensation of Non-Employee Directors, incorporated by reference to the 2005 Form 8-K.*	IBRF
10.36	2003-2005 Executive Performance Plan, incorporated by reference to Exhibit 10.38 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.37	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.38	2006-2008 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 17, 2006, Commission file number 1-4171 (the “2006 Form 8-K”).*	IBRF
10.39	Compensation changes for named executive officers, incorporated by reference to the 2006 Form 8-K.	IBRF
10.40	Restricted Stock Grant/Non-Compete Agreement between us and John Bryant, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended April 2, 2005, Commission file number 1-4171 (the “2005 Q1 Form 10-Q”).*	IBRF
10.41	Restricted Stock Grant/Non-Compete Agreement between us and Jeff Montie, incorporated by reference to Exhibit 10.2 of the 2005 Q1 Form 10-Q.*	IBRF
10.42	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.43	Purchase and Sale Agreement between us and W. K. Kellogg Foundation Trust, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A dated November 8, 2005, Commission file number 1-4171.	IBRF
10.44	Purchase and Sale Agreement between us and W. K. Kellogg Foundation Trust, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2006, Commission file number 1-4171.	IBRF
10.45	Agreement between us and A.D. David Mackay, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

10.46	Agreement between us and James M. Jenness, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF
10.47	Agreement between us and Jeffrey M Boromisa, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 29, 2006, Commission file number 1-4171.*	IBRF
10.48	2007-2009 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 20, 2007, Commission file number 1-4171.*	IBRF
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by A.D. David Mackay.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by John A. Bryant.	E
32.1	Section 1350 Certification by A.D. David Mackay.	E
32.2	Section 1350 Certification by John A. Bryant.	E

*	A management contract or compensatory plan required to be filed with this Report.

We agree to furnish to the Securities and Exchange Commission, upon its request, a copy of any instrument defining the rights of holders of long-term debt of Kellogg and our subsidiaries and any of our unconsolidated subsidiaries for which Financial Statements are required to be filed.

We will furnish any of our shareowners a copy of any of the above Exhibits not included herein upon the written request of such shareowner and the payment to Kellogg of the reasonable expenses incurred in furnishing such copy or copies.