Form 10-Q
period 2007-03-31
KELLOGG CO
filed 2007-05-07
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Yes ☐       No ☑
Common Stock outstanding as of April 27, 2007 – 397,613,849 shares

KELLOGG COMPANY
INDEX

Page
PART I — Financial Information
Item 1:
Consolidated Balance Sheet – March 31, 2007 and December 30, 2006	2
Consolidated Statement of Earnings – quarters ended March 31, 2007 and April 1, 2006	3
Consolidated Statement of Cash Flows – year-to-date periods ended March 31, 2007 and April 1, 2006	4
Notes to Consolidated Financial Statements	5-14
Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-20
Item 3:
Quantitative and Qualitative Disclosures about Market Risk	21
Item 4:
Controls and Procedures	21
PART II — Other Information
Item 1A:
Risk Factors	22
Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 4:
Submission of Matters to a Vote of Security Holders	23
Item 6:
Exhibits	23
Signatures	24
Exhibit Index	25
Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay
Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant
Section 1350 Certification from A.D. David Mackay
Section 1350 Certification from John A. Bryant

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	March 31,	December 30,
	2007	2006
	(unaudited)	*

Current assets
Cash and cash equivalents	$236	$411
Accounts receivable, net	1,147	945
Inventories:
Raw materials and supplies	206	201
Finished goods and materials in process	573	623
Deferred income taxes	114	116
Other prepaid assets	121	131

Total current assets	2,397	2,427
Property, net of accumulated depreciation of $4,186 and $4,102	2,799	2,816
Goodwill	3,448	3,448
Other intangibles, net of accumulated amortization of $49 and $49	1,420	1,420
Pension	376	353
Other assets	245	250

Total assets	$10,685	$10,714

Current liabilities
Current maturities of long-term debt	$2	$723
Notes payable	1,688	1,268
Accounts payable	942	910
Accrued advertising and promotion	397	338
Accrued income taxes	153	152
Accrued salaries and wages	181	311
Other current liabilities	353	318

Total current liabilities	3,716	4,020

Long-term debt	3,052	3,053
Deferred income taxes	599	619
Other liabilities	1,043	953

Shareholders’ equity
Common stock, $.25 par value	105	105
Capital in excess of par value	312	292
Retained earnings	3,831	3,630
Treasury stock, at cost	(949)	(912)
Accumulated other comprehensive income (loss)	(1,024)	(1,046)

Total shareholders’ equity	2,275	2,069

Total liabilities and shareholders’ equity	$10,685	$10,714

* Condensed from audited financial statements.
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS
(millions, except per share data)

	Quarter ended
	March 31,	April 1,
(Results are unaudited)	2007	2006

Net sales	$2,963	$2,727

Cost of goods sold	1,699	1,530
Selling, general, and administrative expense	765	724

Operating profit	499	473

Interest expense	78	75
Other income (expense), net	2	5

Earnings before income taxes	423	403
Income taxes	102	129

Net earnings	$321	$274

Net earnings per share:
Basic	$.81	$.69
Diluted	$.80	$.68

Dividends per share	$.2910	$.2775

Average shares outstanding:
Basic	398	399

Diluted	401	402

Actual shares outstanding at period end	397	393

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
	March 31,	April 1,
(unaudited)	2007	2006

Operating activities
Net earnings	$321	$274
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	87	81
Deferred income taxes	(33)	(9)
Other (a)	28	47
Postretirement benefit plan contributions	(30)	(25)
Changes in operating assets and liabilities	(18)	(204)

Net cash provided by operating activities	355	164

Investing activities
Additions to properties	(66)	(63)

Net cash used in investing activities	(66)	(63)

Financing activities
Net issuances of notes payable	418	587
Reductions of long-term debt	(728)	—
Issuances of common stock	62	38
Common stock repurchases	(114)	(580)
Cash dividends	(116)	(109)
Other	4	2

Net cash used in financing activities	(474)	(62)

Effect of exchange rate changes on cash	10	3

Increase (decrease) in cash and cash equivalents	(175)	42
Cash and cash equivalents at beginning of period	411	219

Cash and cash equivalents at end of period	$236	$261

(a) Consists principally of non-cash expense accruals for employee compensation and benefit obligations.
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended March 31, 2007 (unaudited)
Note 1 Accounting policies
Basis of presentation
The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 27 to 56 of the Company’s 2006 Annual Report on Form 10-K.
The condensed balance sheet data at December 30, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended March 31, 2007 are not necessarily indicative of the results to be expected for other interim periods or the full year.
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. Under this convention, the Company’s 2006 fiscal year ended on December 30 and its 2007 fiscal year will end on December 29, 2007. Each quarterly period in 2006 and 2007 includes thirteen weeks.
The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” as of the beginning of its 2007 fiscal year, which is discussed in Note 10. Additionally, the Company adopted FASB Statement of Financial Accounting Standard (SFAS) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of the end of its 2006 fiscal year, which affected only the year-end balance sheet presentation of postretirement and postemployment benefit obligations. Accordingly, the Company’s 2007 fiscal year (and interim periods within that year) is the first reporting period for which total comprehensive income will be affected by the adoption of this standard. Refer to page 33 of the Company’s 2006 Annual Report on Form 10-K for further information on SFAS No. 158. Lastly, the Company is continuing to evaluate the impact of adopting SFAS No. 157 “Fair Value Measurements” in the first quarter of its 2008 fiscal year. Refer to page 34 of the Company’s 2006 Annual Report on Form 10-K for further information on SFAS No. 157.
Note 2 Acquisitions, other investments, and intangibles
Goodwill and other intangible assets
Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization
	March 31,	December 30,	March 31,	December 30,
(millions)	2007	2006	2007	2006

Trademarks	$30	$30	$22	$22
Other	29	29	27	27

Total	$59	$59	$49	$49

For intangible assets in the preceding table, amortization was less than $1 million for each of the current and prior-year quarterly periods. The currently-estimated aggregate amortization expense for full-year 2007 and each of the three succeeding fiscal years is approximately $2 million per year and $1 million per year for the fourth and fifth succeeding years.

Intangible assets not subject to amortization

	Total carrying amount
	March 31,	December 30,
(millions)	2007	2006

Trademarks	$1,410	$1,410

There were no changes in the carrying amount of goodwill for the year-to-date period ended March 31, 2007.
Carrying amount of goodwill

				Asia Pacific
(millions)	United States	Europe	Latin America	(a)	Consolidated

December 30, 2006 and March 31, 2007	$3,446	—	—	$2	$3,448

(a) Includes Australia, Asia and South Africa.
Note 3 Cost-reduction initiatives
The Company views its continued spending on cost-reduction initiatives as part of its ongoing operating principles to reinvest earnings so as to provide greater visibility in meeting long-term growth targets. Initiatives undertaken must meet certain pay-back and internal rate of return (IRR) targets. Each cost-reduction initiative is normally one to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation, which is then used to fund new initiatives. To implement these programs, the Company has incurred various up-front costs, including asset write-offs, exit charges, and other project expenditures.
Up-front costs recorded in the current quarter were attributable to a European manufacturing optimization plan, which is expected to continue through 2008. Up-front costs recorded in the prior-year quarter were attributable to a U.S. bakery consolidation initiative, which was completed in 2006. The details of these initiatives are provided on pages 36-37 of the Company’s 2006 Annual Report on Form 10-K.
Cost of goods sold for the quarter ended March 31, 2007 included total program-related charges of $5 million, comprised of $1 million of asset write-offs and $4 million for severance, removals, and other cash expenditures. These costs were recorded in the Company’s Europe operating segment.
Cost of goods sold for the quarter ended April 1, 2006 included total program-related charges of $7 million, comprised of $2 million of asset write-offs and $5 million for equipment removal, relocation, and other cash expenditures. These costs were recorded in the Company’s North America operating segment.
Exit cost reserves were $6 million at March 31, 2007, in comparison to $14 million at December 30, 2006. These reserves consisted principally of severance obligations associated with the European manufacturing optimization plan, which are expected to be paid out later in 2007.
Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, charitable donations, and foreign exchange gains and losses. Net foreign exchange transaction gains (losses) recognized were negligible for the quarter ended March 31, 2007 and $2 million for the quarter ended April 1, 2006.
Note 5 Equity
Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic net earnings per share is reconciled to diluted net earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 3 million for the quarter ended March 31, 2007 and 9 million for the quarter ended April 1, 2006.

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2007
Basic	$321	398	$.81
Dilutive potential common shares	—	3	(.01)

Diluted	$321	401	$.80

2006
Basic	$274	399	$.69
Dilutive potential common shares	—	3	(.01)

Diluted	$274	402	$.68

During the year-to-date period ended March 31, 2007, the Company issued 1 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 8. To offset these issuances and for general corporate purposes, the Company’s Board of Directors has authorized management to repurchase up to $650 million of the Company’s common stock during 2007. In connection with this authorization, during the year-to-date period ended March 31, 2007, the Company spent $114 million to repurchase approximately 2 million shares.
Comprehensive Income
Comprehensive income includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all periods presented consists of foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation” and fair value adjustments associated with cash flow hedges pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Additionally, other comprehensive income for 2007 includes adjustments for net experience losses and prior service cost pursuant to SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Company adopted SFAS No. 158 as of the end of its 2006 fiscal year; however, comprehensive income for interim periods of 2006 continued to include minimum pension liability adjustments pursuant to SFAS No. 87 “Employers’ Accounting for Pensions.”

Quarter

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2007
Net earnings			$321
Other comprehensive income:
Foreign currency translation adjustments	(7)	—	(7)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	17	(6)	11
Reclassification to net earnings	1	—	1
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	1	—	1
Prior service cost	—	—	—
Reclassification to net earnings:
Net experience loss	22	(7)	15
Prior service cost	2	(1)	1

	36	(14)	22

Total comprehensive income			$343

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2006
Net earnings			$274
Other comprehensive income:
Foreign currency translation adjustments	(14)	—	(14)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	3	(1)	2
Reclassification to net earnings	2	(1)	1
Minimum pension liability adjustments	—	—	—

	(9)	(2)	(11)

Total comprehensive income			$263

Accumulated other comprehensive income (loss) as of March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 30,
(millions)	2007	2006

Foreign currency translation adjustments	$(416)	$(409)
Cash flow hedges — unrealized net loss	(21)	(33)
Postretirement and postemployment benefits:
Net experience loss	(524)	(540)
Prior service cost	(63)	(64)

Total accumulated other comprehensive income (loss)	$(1,024)	$(1,046)

Note 6 Leases and other commitments
The Company is subject to a maximum residual value guarantee on one operating lease of approximately $13 million, which expires in July 2007. During the first quarter of 2007, the Company recognized a liability in connection with this guarantee of approximately $5 million, which was recorded in cost of goods sold within the Company’s North America operating segment.
Note 7 Debt
On February 28, 2007, a subsidiary of the Company early-redeemed Euro 550 million of Guaranteed Floating Rate Notes otherwise due May 2007 for $728 million. To partially refinance this redemption, the Company and two of its subsidiaries (the “Issuers”) established a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and are senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers are guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. Euro-commercial paper outstanding under this program at March 31, 2007 was $511 million.
In connection with these financing activities, the Company increased its short-term lines of credit from $2.2 billion at December 30, 2006 to approximately $2.6 billion, via a $400 million unsecured 364-Day Credit Agreement effective January 31, 2007. The 364-Day Agreement contains customary covenants, warranties, and restrictions similar to those described for the Five-Year Credit Agreement on page 41 of the Company’s 2006 Annual Report on Form 10-K. The facility is available for general corporate purposes, including commercial paper back-up, although the Company does not currently anticipate any usage under the facility.
Note 8 Stock compensation
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, and to a lesser extent, executive performance shares and restricted stock grants. Additionally, the Company awards stock options and restricted stock to its outside directors. These awards are administered through several plans, as described on pages 41 to 44 of the Company’s 2006 Annual Report on Form 10-K.
Beginning in 2006, the Company has followed SFAS No. 123(R) “Share-Based Payment” to account for its equity-based compensation programs. For the periods presented, the Company classified pre-tax stock compensation expense in selling, general, and administrative expense principally within its corporate operations. For further information on the Company’s stock compensation accounting methods, refer to pages 32 and 33 of the Company’s 2006 Annual Report on Form 10-K.
For the quarter ended March 31, 2007, compensation expense for all types of equity-based programs and the related income tax benefit recognized were $25 million and $9 million, respectively. For the quarter ended April 1, 2006, compensation expense for all types of equity-based programs and the related income tax benefit recognized were $22 million and $8 million, respectively.
As of March 31, 2007, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $66 million and the weighted-average period over which this amount is expected to be recognized was approximately 1.6 years.
Stock Options
During the year-to-date periods ended March 31, 2007 and April 1, 2006, the Company granted non-qualified stock options to eligible employees and outside directors as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described on page 43 of the Company’s 2006 Annual Report on Form 10-K.
Year-to-date period ended March 31, 2007:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	27	$41
Granted	5	50
Exercised	(2)	39
Forfeitures and expirations	—	—

Outstanding, end of period	30	$43	6.5	$240

Exercisable, end of period	23	$41	5.6	$230

Year-to-date period ended April 1, 2006:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	29	$38
Granted	5	44
Exercised	(1)	34
Forfeitures and expirations	—	—

Outstanding, end of period	33	$39	6.5	$167

Exercisable, end of period	26	$38	5.6	$154

The weighted-average fair value of options granted was $8.29 per share for the year-to-date period ended March 31, 2007 and $7.66 per share for the year-to-date period ended April 1, 2006. The total intrinsic value of options exercised was $21 million for the year-to-date period ended March 31, 2007 and $13 million for the year-to-date period ended April 1, 2006.
Other stock-based awards
During the periods presented, other stock-based awards consisted principally of executive performance shares granted under the 2003 Plan.

In the first quarter of 2007, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year cash flow targets are achieved. The 2007 target grant currently corresponds to approximately 209,000 shares, with a grant-date fair value of approximately $46 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. For information on similar performance share awards in 2005 and 2006, refer to page 44 of the Company’s 2006 Annual Report on Form 10-K. Based on the market price of the Company’s common stock at March 31, 2007, the maximum future value that could be awarded to employees on the vesting date is (in millions): 2005 award-$28; 2006 award-$26; and 2007 award-$21.
Note 9 Employee benefits
The Company sponsors a number of U.S. and foreign pension, other postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 44 to 48 of the Company’s 2006 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended
(millions)	March 31, 2007	April 1, 2006

Service cost	$24	$24
Interest cost	46	41
Expected return on plan assets	(69)	(62)
Amortization of unrecognized prior service cost	2	3
Recognized net loss	16	19

Total pension expense — Company plans	$19	$25

Other nonpension postretirement

	Quarter ended
(millions)	March 31, 2007	April 1, 2006

Service cost	$4	$5
Interest cost	17	16
Expected return on plan assets	(15)	(15)
Amortization of unrecognized prior service cost	—	(1)
Recognized net loss	6	8

Postretirement benefit expense	$12	$13

Postemployment

	Quarter ended
(millions)	March 31, 2007	April 1, 2006

Service cost	$1	$1
Interest cost	1	1
Recognized net loss	—	1

Postemployment benefit expense	$2	$3

Management currently plans to contribute approximately $34 million to its defined benefit pension plans and $15 million to its retiree health and welfare benefit plans during 2007, for a total of $49 million. During 2006, the Company contributed approximately $86 million to defined benefit pension plans and $13 million to retiree health and welfare benefit plans, for a total of $99 million. Plan funding strategies are periodically modified to reflect management’s current evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 10 Income taxes
Effective income tax rate
The consolidated effective income tax rate for the quarter ended March 31, 2007 was 24%, as compared to approximately 32% for both the prior-year quarter and full year of 2006. During the first quarter of 2007, management implemented an international restructuring initiative, which eliminated a foreign tax liability of approximately $40 million. Accordingly, the reversal was recorded within the Company’s consolidated provision for income taxes during the first quarter of 2007.
Uncertain tax positions
The Company adopted Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) as of the beginning of its 2007 fiscal year. This interpretation clarifies what criteria must be met prior to recognition of the financial statement benefit, in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” of a position taken in a tax return.
Prior to adopting FIN No. 48, the Company’s policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to the effective income tax rate in the period of resolution. As compared to a contingency approach, FIN No. 48 is based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, FIN No. 48 permits a company to recognize the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. The initial application of FIN No. 48 resulted in a net decrease to the Company’s consolidated accrued income tax and related interest liabilities of approximately $2 million, with an offsetting increase to retained earnings.
The Company files income taxes in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. The Company’s annual provision for U.S. federal income taxes has recently represented approximately 70% of the Company’s consolidated income tax provision. With limited exceptions, the Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2004. During the first quarter of 2007, the IRS commenced an examination of the Company’s 2004 and 2005 U.S. federal income tax returns, which is anticipated to be completed by mid 2008. The Company is also under examination for income and non-income tax filings in various state and foreign jurisdictions, most notably 1) a U.S.-Canadian transfer pricing issue pending international arbitration (“Competent Authority”) with related advanced pricing agreement for years 1997-2008; and 2) an on-going examination of 2002-2004 U.K. income tax filings, with an examination of 2005 expected to commence later this year.
As of March 31, 2007, the Company has classified approximately $24 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the aforementioned current liability balance expected to be settled within one year, offset by approximately $34 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended March 31, 2007. Approximately $138 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

(millions)

Balance at December 31, 2006	$143
Tax positions related to current year:
Additions	9
Reductions	—
Tax positions related to prior years:
Additions	5
Reductions	—
Settlements	—
Lapses in statutes of limitation	—

Balance at March 31, 2007	$157

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other noncurrent liabilities.
The Company classifies income tax-related interest and penalties as interest expense and selling, general, and administrative expense, respectively. For the first quarter of 2007, the Company recognized $2 million of tax-related interest and penalties and had approximately $22 million accrued at March 31, 2007.
Note 11 Operating segments
Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, fruit snacks, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States and United Kingdom. The Company currently manages its operations in four geographic operating segments, comprised of North America and the three International operating segments of Europe, Latin America, and Asia Pacific. Prior to 2007, the Asia Pacific operating segment included Australia and Asian markets. Beginning in 2007, this segment also includes South Africa, which was formerly a part of Europe. Prior-year periods have been restated.

Kellogg Company and Subsidiaries
SELECTED OPERATING SEGMENT DATA

	Quarter ended
(millions)	March 31,	April 1,
(Results are unaudited)	2007	2006

Net sales
North America	$2,002	$1,865
Europe	574	490
Latin America	229	215
Asia Pacific (a)	158	157

Consolidated	$2,963	$2,727

Operating profit
North America	$361	$352
Europe	108	84
Latin America	47	55
Asia Pacific (a)	27	25
Corporate	(44)	(43)

Consolidated	$499	$473

(a) Includes Australia, Asia and South Africa.

KELLOGG COMPANY
PART I — FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of operations
Overview
Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, fruit snacks, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States and United Kingdom. We currently manage our operations in four geographic operating segments, comprised of North America and the three International operating segments of Europe, Latin America, and Asia Pacific. Prior to 2007, the Asia Pacific operating segment included Australia and Asian markets. Beginning in 2007, this segment also includes South Africa, which was formerly a part of Europe. Prior-year periods have been restated.
Our long-term annual growth targets are low single-digit for internal net sales, mid single-digit for internal operating profit and high single-digit for diluted net earnings per share. (Our measure of internal growth rates excludes the impact of currency, and if applicable, acquisitions, dispositions, and shipping day differences.) We believe our strong financial performance in the first quarter provides momentum for achieving or exceeding these annual growth targets for the full year of 2007. For the quarter ended March 31, 2007, we reported consolidated net sales growth of 9% with internal growth of 7%. Consolidated operating profit increased 6% on internal growth of 3%. Diluted net earnings per share grew 18%, from $.68 in the first quarter of 2006 to $.80 in the current period. As further discussed on page 17, these results included a discrete income tax benefit of approximately $40 million or $.10 per share, which we had anticipated in our full-year earnings forecast.
Net sales and operating profit
The following table provides an analysis of net sales and operating profit performance for the first quarter of 2007 versus 2006:

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2007 net sales	$2,002	$574	$229	$158	$—	$2,963

2006 net sales	$1,865	$490	$215	$157	$—	$2,727

% change - 2007 vs. 2006:
Volume (tonnage) (b)	3.0%	3.3%	8.6%	-4.3%	—	3.2%
Pricing/mix	4.4%	3.1%	-0.3%	2.4%	—	3.6%

Subtotal — internal business	7.4%	6.4%	8.3%	-1.9%	—	6.8%
Foreign currency impact	0.0%	10.8%	-1.6%	2.5%	—	1.9%

Total change	7.4%	17.2%	6.7%	0.6%	—	8.7%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2007 operating profit	$361	$108	$47	$27	$(44)	$499

2006 operating profit	$352	$84	$55	$25	$(43)	$473

% change - 2007 vs. 2006:
Internal business	2.8%	17.7%	-14.8%	4.4%	-3.9%	3.3%
Foreign currency impact	0.0%	12.5%	-1.2%	4.1%	0.0%	2.3%

Total change	2.8%	30.2%	-16.0%	8.5%	-3.9%	5.6%

(a)	Includes Australia, Asia and South Africa

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

Our strong consolidated net sales performance for the first quarter of 2007 reflects the continuation of broad-based successful innovation, brand-building (advertising and consumer promotion) investment, and in-store execution.
For the quarter, our North America operating segment reported internal net sales growth of 7%, with each major product group contributing as follows: retail cereal +4%; retail snacks (wholesome snacks, cookies, crackers, toaster pastries, fruit snacks) +11%; frozen and specialty (food service, vending, convenience, drug stores, custom manufacturing) channels +5%. The significant growth achieved by our North America retail snacks product group represented over one-half of the total dollar increase in consolidated net sales for the period. Our North America retail cereal product group returned to growth during the current period following a decline in the fourth quarter of 2006, which was largely related to year-end retail trade inventory adjustments.
Our International operating segments collectively reported internal net sales growth of approximately 5% with leading dollar contributions from our UK, France, Mexico, and Venezuela business units. The internal sales decline in our Asia Pacific operating segment (which represents only about 5% of our consolidated results) was attributable to weak performance in our Australian business due to competitive pressures, which offset strong sales growth in our Asian markets.
For the quarter, our consolidated operating profit increased 6%. This performance reflects double-digit growth in advertising investment and good cost containment on promotional and overhead spending as a percentage of sales. In relation to consolidated internal sales growth of 7%, we achieved consolidated internal operating profit growth of 3%, which was less than our long-term target of mid single-digit operating profit growth due primarily to input cost pressures as discussed in the next section on margin performance. Nevertheless, these results exceeded our expectations for operating profit growth in the quarter, with our European business strongly leading the segment-level contributions. All other segments’ operating profit also increased, except for Latin America, which was primarily impacted by corn price inflation coupled with immaterial prior-period adjustments. Based on our current corn price inflation forecast, we do not expect our Latin America full-year 2007 operating profit to exceed the 2006 level.
During the first quarter of 2007, the Company recognized a liability in connection with a residual lease value guarantee of approximately $5 million, which was recorded in cost of goods sold within our North America operating segment.
Margin performance
Margin performance for the first quarter of 2007 versus 2006 is presented in the following table:

			Change
			vs. prior
	2007	2006	year (pts.)

Gross margin	42.7%	43.9%	-1.2

SGA% (a)	-25.9%	-26.6%	0.7

Operating margin	16.8%	17.3%	-0.5

(a) selling, general, and administrative expense as a percentage of net sales
For the current period, the consolidated gross margin decline of 120 basis points was virtually all attributable to continued ingredient and other input cost (fuel, energy, commodity, and benefits) inflation. The favorable gross margin impact of price/mix improvements and productivity savings was essentially offset by the aforementioned lease guarantee-related loss and several other individually-insignificant contractual charges. This period’s performance is generally consistent with our current expectations for continued cost inflation, leading to a full- year 2007 gross margin decline of approximately 50 basis points. Despite the gross margin decline, we use incremental gross profit dollars to fund investment in innovation and brand-building to drive future business growth. For the quarter, we achieved incremental gross profit of nearly $70 million.
Cost-reduction initiatives
As discussed on pages 14-15 of our 2006 Annual Report on Form 10-K, we view our continued spending on cost-reduction initiatives as part of our ongoing operating principles to reinvest earnings so as to provide greater visibility in meeting long-term growth targets. To implement these programs, the Company has incurred various up-front costs, including asset write-offs, exit charges, and other project expenditures, which we include in our measure and discussion of operating segment profitability.

Our 2007 earnings target includes total projected charges related to in-progress and potential cost-reduction initiatives of approximately $80 million or $.14 per share. Approximately one-third of this total is allocated to a European manufacturing optimization plan, the details of which are discussed on page 14 of our 2006 Annual Report on Form 10-K. The remaining two-thirds of the forecasted charges are allocated to projects in planning stages, which will be announced as we commit to these discretionary investments. We are therefore currently unable to predict the specific cash versus non-cash mix or cost of goods sold versus SGA expense impact of full-year 2007 up-front costs related to cost-reduction initiatives.
Cost of goods sold for the quarter ended March 31, 2007 included total program-related charges of $5 million, comprised of $1 million of asset write-offs and $4 million of severance, removals, and other cash expenditures. These costs were recorded in our Europe operating segment and were related to the European manufacturing optimization plan, which is expected to continue through 2008.
Cost of goods sold for the quarter ended April 1, 2006 included total program-related charges of $7 million, comprised of $2 million of asset write-offs and $5 million for equipment removals, relocation, and other cash expenditures. These costs were recorded in our North America operating segment and related to a U.S. bakery consolidation initiative, which was completed in 2006. The details of this initiative are provided on page 37 of the Company’s 2006 Annual Report on Form 10-K.
Our exit cost reserve balances are normally insignificant from period to period. Accordingly, cash requirements to fund cost-reduction initiatives generally approximate exit costs and other cash charges incurred in each reporting period. Exit cost reserves were $6 million at March 31, 2007, in comparison to $14 million at December 30, 2006. These reserves consisted principally of severance obligations associated with the European manufacturing optimization plan, which are expected to be paid out later in 2007.
Interest expense
For the first quarter of 2007, interest expense was $78 million and interest income (which is recorded within other income) was $5 million, as compared to first quarter 2006 interest expense of $75 million and interest income of $2 million. Accordingly, interest expense, net of interest income, for both periods was equivalent at $73 million. For the full year of 2007, we currently expect interest expense, net of interest income, will approximate the 2006 level of $296 million.
Income taxes
Our consolidated effective income tax rate for the quarter ended March 31, 2007 was 24%, as compared to approximately 32% for both the prior-year quarter and full year of 2006. During the first quarter of 2007, we implemented an international restructuring initiative, which eliminated a foreign tax liability of approximately $40 million. Accordingly, the reversal was recorded within the Company’s consolidated provision for income taxes during the first quarter of 2007, reducing our effective income tax rate for this period by approximately nine percentage points. As discussed on page 16 of our 2006 Annual Report on Form 10-K, excluding the impact of discrete events, our otherwise-sustainable consolidated effective income tax rate is approximately 33%. Primarily as a result of this tax liability reversal in the first quarter of 2007 (which we originally anticipated in our full-year earnings forecast), we currently expect our effective income tax rate for the full year of 2007 to be 30-31%. Our projection of effective income tax rate for any period is highly influenced by country mix of earnings, changes in statutory tax rates, timing of implementation of tax planning initiatives, and developments which affect our evaluation of uncertain tax positions. For further information on our uncertain tax positions, refer to Note 10 within Notes to Consolidated Financial Statements, which is included herein under Part I, Item 1.
Liquidity and capital resources
Our principal source of liquidity is operating cash flows, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs. The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding) is relatively short; equating to approximately 30 days for the trailing 365-day period ended March 31, 2007. As a result, our operating cash flow should generally reflect our net earnings performance over time, although, as illustrated in the following schedule, specific results for any particular period may be significantly affected by the level of benefit plan contributions, working capital movements (operating assets and liabilities) and other factors.

	Year-to-date period ended
	March 31,	April 1,	Change versus
(dollars in millions)	2007	2006	prior year

Operating activities
Net earnings	$321	$274	17.2%

Items in net earnings not requiring (providing) cash:
Depreciation and amortization	87	81
Deferred income taxes	(33)	(9)
Other (a)	28	47

Net earnings after non-cash items	403	393	2.5%

Pension and other postretirement benefit plan contributions	(30)	(25)
Changes in operating assets and liabilities:
Core working capital (b)	(123)	(184)
Other working capital	105	(20)

	(18)	(204)

Net cash provided by operating activities	$355	$164	116.5%

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Inventory and trade receivables less trade payables.
Our net cash provided by operating activities for the first quarter of 2007 was approximately $190 million higher than the comparable period of 2006, due primarily to a favorable year-over-year variance in working capital performance. This favorable variance was primarily attributable to increased trade payables and advertising/promotion liabilities, partially offset by a sales growth-related increase in receivables. The increase in trade payables for the current period was due, in part, to increased payment terms in international locations and is in comparison to a significant decline in the first quarter of 2006. This quarter’s core working capital performance also benefited from a reduction in U.S. inventory levels, following a temporary increase at year-end 2006 (refer to page 17 of our 2006 Annual Report on 10-K for further discussion of this topic.)
Total 2007 postretirement benefit plan contributions are currently estimated at approximately $49 million, as compared to $99 million in 2006. Actual 2007 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, renewals of union contracts, or higher-than-expected health care claims cost experience.
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

	Year-to-date period ended		Change
	March 31,	April 1,	versus
(dollars in millions)	2007	2006	prior year

Net cash provided by operating activities	$355	$164
Additions to properties	(66)	(63)

Cash flow	$289	$101	186.1%

For 2007, we currently expect property expenditures to remain at approximately 4% of net sales, which is consistent with our actual spending rate for 2006 and also our long-term target for capital spending. For 2007, we are targeting cash flow of $950-$1,025 million. We expect to achieve our target principally through operating profit growth, which is forecasted to offset higher levels of capital spending and income tax payments during 2007.
For 2007, our Board of Directors has currently authorized a stock repurchase program of up to $650 million for general corporate purposes and to offset issuances under employee benefit programs. As of March 31, 2007, we had spent $114 million of this authorization to purchase approximately 2 million shares.
In April 2007, our Board of Directors declared a dividend of $.2910 per common share, payable June 15, 2007, to shareholders of record at the close of business on June 1, 2007. We also announced that the Board plans to increase the quarterly dividend to be paid in September 2007 to $.31 per share. This increase is consistent with our current plan to maintain our dividend pay-out ratio between 40% and 50% of reported net earnings.
To utilize excess cash and reduce financing costs, on February 28, 2007, we redeemed Euro 550 million of floating rate notes otherwise due May 2007 (the “Euro Notes”), for $728 million. To partially refinance this redemption, we established a program to issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and are senior unsecured obligations of the applicable issuer, with subsidiary issuances guaranteed by the Company. In connection with these financing activities, we increased our short-term lines of credit from $2.2 billion at December 30, 2006 to approximately $2.6 billion, via a $400 million unsecured 364-Day Credit Agreement effective January 31, 2007. The 364-Day Agreement contains customary covenants, warranties, and restrictions similar to those applicable to our existing $2.0 billion Five-Year Credit Agreement, which expires in 2011. These facilities are available for general corporate purposes, including commercial paper back-up, although we do not currently anticipate any usage under the facilities.
We believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected growth opportunities, through our strong cash flow, our program of issuing short-term debt, and maintaining credit facilities on a global basis. Our significant long-term debt issues do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit its access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our credit facilities, which are in amounts sufficient to cover our outstanding commercial paper balance, which was $1.7 billion at March 31, 2007. In addition, assuming continuation of market liquidity, we believe it would be possible to term out certain short-term maturities or obtain additional credit facilities such that the Company could further extend its ability to meet its long-term borrowing obligations through 2008.
Future outlook & forward-looking statements
Our 2007 forecasted consolidated results are generally based on our long-term annual growth targets discussed on page 15, although we currently expect our internal net sales to increase by mid single-digits, slightly exceeding our low single-digit growth target. We expect this higher-than-targeted growth to come principally from continued category expansion in Latin America and strong innovation performance in North America. Despite a projected decline in gross margin of approximately 50 basis points, we believe the higher-than-targeted sales growth will support mid single-digit consolidated operating profit growth. Our net interest expense for 2007 is currently expected to be approximately even with 2006 results and our consolidated effective income tax rate is projected to be lower than the 2006 rate of 32%. These two factors are expected to provide leverage for purposes of achieving our target of high single-digit growth in 2007 net earnings per share. In addition, we remain committed to reinvesting in brand building, cost-reduction initiatives, and other growth opportunities. Lastly, we expect our cash flow performance to remain strong and are currently targeting a level of $950-$1,025 million for 2007.
This Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditure; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements;

interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:
▪	the impact of competitive conditions;

▪	the effectiveness of pricing, advertising, and promotional programs;

▪	the success of innovation and new product introductions;

▪	the recoverability of the carrying value of goodwill and other intangibles;

▪	the success of productivity improvements and business transitions;

▪	fuel, energy and commodity (ingredient and packaging) prices;

▪	labor, wage and benefit costs;

▪	the availability of and interest rates on short-term and long-term financing;

▪	actual market performance of benefit plan trust investments;

▪	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

▪	changes in consumer behavior and preferences;

▪	the effect of U.S. and foreign economic conditions on items such as interest rates, taxes and tariffs, currency conversion and availability;

▪	legal and regulatory factors;

▪	business disruption or other losses from war, terrorist acts, or political unrest; and,

▪	the risks and uncertainties described herein under Part II, Item 1A.
Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to disclosures contained on pages 25-26 of our 2006 Annual Report on Form 10-K. There have been no material changes in our exposures, risk management strategies, or hedging positions since December 30, 2006.
Item 4. Controls and Procedures
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
As of March 31, 2007, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KELLOGG COMPANY
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006. The risk factors disclosed in Part I, Item 1A to our Annual report on Form 10-K for the fiscal year ended December 30, 2006, in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(e) Issuer Purchases of Equity Securities
(millions, except per share data)

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	(a) Total Number	(b) Average	Announced	Purchased
	of Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs
Month #1: 12/31/06-1/27/07	0.1	$50.36	0.1	$650
Month #2: 1/28/07-2/24/07	1.0	49.24	1.0	607
Month #3: 2/25/07-3/31/07	1.7	50.29	1.7	536
Total (1)	2.8	49.93	2.8

(1)	Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:

	a.	Approximately 2.3 million shares were purchased during the first quarter of 2007 under a program authorized by our Board of Directors to repurchase up to $650 million of Kellogg common stock during 2007 for general corporate purposes and to offset issuances for employee benefit programs. This repurchase program was publicly announced in a press release on December 11, 2006.

	b.	Approximately 0.5 million shares were purchased during the first quarter of 2007 from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described in Note 8 within Notes to Consolidated Financial Statements, which is included herein under Part I, Item 1.

Item 4. Submission of Matters to a Vote of Security Holders
(a)	On April 27, 2007, the Company held its Annual Meeting of Shareowners.

(b)	At that Annual Meeting, Benjamin S. Carson, Sr., Gordon Gund, Dorothy A. Johnson and Ann McLaughlin Korologos were re-elected for three-year terms; with John T. Dillon, Claudio X. Gonzalez, James M. Jenness, L. Daniel Jorndt, A. D. David Mackay, Sterling K. Speirn, and Dr. John L. Zabriskie continuing as directors.

(c)	Four matters were voted on at such Annual Meeting: the re-election of the four directors described in (b) above; the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2007; a Shareowner proposal to prepare a sustainability report; and a Shareowner proposal to enact a majority vote requirement for director nominees.
In the election of directors, the following directors received the following votes:

	FOR	WITHHELD
Benjamin S. Carson, Sr.	357,287,657	3,068,109

Gordon Gund	343,518,835	16,836,931

Dorothy A. Johnson	357,263,767	3,091,999

Ann McLaughlin Korologos	342,392,607	17,963,159

     In addition, the following matters received the following votes:

	Ratification of	Shareowner Proposal	Shareowner Proposal
	Independent	To Prepare	To Enact
	Registered Public	a Sustainability	a Majority
	Accounting Firm	Report	Vote Requirement
For	353,773,336	17,402,723	100,346,750
Against	5,017,567	281,889,100	220,998,748
Abstain	1,564,860	24,274,906	2,221,230
Broker Non-Vote	—	36,789,036	36,789,037
Item 6. Exhibits
     (a) Exhibits:
31.1	Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant

32.1	Section 1350 Certification from A.D. David Mackey

32.2	Section 1350 Certification from John A. Bryant

KELLOGG COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ J.A. Bryant

J.A. Bryant
Principal Financial Officer;
Executive Vice President – Chief Financial Officer

/s/ A.R. Andrews

A.R. Andrews
Principal Accounting Officer;
Vice President – Corporate Controller
Date: May 7, 2007

KELLOGG COMPANY
EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

31.1	Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant	E

32.1	Section 1350 Certification from A.D. David Mackay	E

32.2	Section 1350 Certification from John A. Bryant	E