Form 10-Q
period 2007-06-30
KELLOGG CO
filed 2007-08-03
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4171
KELLOGG COMPANY

Delaware State of Incorporation	38-0710690 IRS Employer Identification No.
One Kellogg Square, P.O. Box 3599, Battle Creek, MI 49016-3599
Registrant’s telephone number: 269-961-2000
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☑      Accelerated filer☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Common Stock outstanding as of July 27, 2007 – 395,733,185 shares

KELLOGG COMPANY
INDEX

Page
PART I — Financial Information

Item 1:
Consolidated Balance Sheet – June 30, 2007 and December 30, 2006	2

Consolidated Statement of Earnings – quarters and year-to-date periods ended June 30, 2007 and July 1, 2006	3

Consolidated Statement of Cash Flows – year-to-date periods ended June 30, 2007 and July 1, 2006	4

Notes to Consolidated Financial Statements	5-17

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-26

Item 3: Quantitative and Qualitative Disclosures about Market Risk	27

Item 4: Controls and Procedures	27

PART II — Other Information

Item 1A: Risk Factors	28

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6: Exhibits	29

Signatures	30

Exhibit Index	31
364-Day Credit Agreement dated as of June 13, 2007 with JPMorgan Chase Bank, N.A.
Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay
Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant
Section 1350 Certification from A.D. David Mackay
Section 1350 Certification from John A. Bryant
364-Day Credit Agreement
Certification
Certification
Section 1350 Certification
Section 1350 Certification

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	June 30,	December 30,
	2007	2006
	(unaudited)	*

Current assets
Cash and cash equivalents	$574	$411
Accounts receivable, net	1,118	945
Inventories:
Raw materials and supplies	219	201
Finished goods and materials in process	596	623
Deferred income taxes	149	116
Other prepaid assets	125	131

Total current assets	2,781	2,427
Property, net of accumulated depreciation of $4,310 and $4,102	2,845	2,816
Goodwill	3,448	3,448
Other intangibles, net of accumulated amortization of $41 and $49	1,412	1,420
Pension	383	353
Other assets	254	250

Total assets	$11,123	$10,714

Current liabilities
Current maturities of long-term debt	$466	$723
Notes payable	1,969	1,268
Accounts payable	971	910
Accrued advertising and promotion	398	338
Accrued income taxes	92	152
Accrued salaries and wages	225	311
Other current liabilities	341	318

Total current liabilities	4,462	4,020

Long-term debt	2,588	3,053
Deferred income taxes	572	619
Other liabilities	1,100	953

Shareholders’ equity
Common stock, $.25 par value	105	105
Capital in excess of par value	329	292
Retained earnings	4,011	3,630
Treasury stock, at cost	(1,044)	(912)
Accumulated other comprehensive income (loss)	(1,000)	(1,046)

Total shareholders’ equity	2,401	2,069

Total liabilities and shareholders’ equity	$11,123	$10,714

*	Condensed from audited financial statements.
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS
(millions, except per share data)

	Quarter ended		Year-to-date period ended
	June 30,	July 1,	June 30,	July 1,
(Results are unaudited)	2007	2006	2007	2006

Net sales	$3,015	$2,773	$5,978	$5,500

Cost of goods sold	1,638	1,538	3,337	3,068
Selling, general, and administrative expense	859	774	1,624	1,498

Operating profit	518	461	1,017	934

Interest expense	76	77	154	152
Other income (expense), net	—	4	2	9

Earnings before income taxes	442	388	865	791
Income taxes	141	121	243	250

Net earnings	$301	$267	$622	$541

Net earnings per share:
Basic	$.76	$.68	$1.56	$1.36
Diluted	$.75	$.67	$1.55	$1.35

Dividends per share	$.2910	$.2775	$.5820	$.5550

Average shares outstanding:
Basic	397	394	397	396

Diluted	401	397	401	399

Actual shares outstanding at period end			396	396

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
	June 30,	July 1,
(unaudited)	2007	2006

Operating activities
Net earnings	$622	$541
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	185	173
Deferred income taxes	(92)	(2)
Other (a)	79	74
Postretirement benefit plan contributions	(34)	(30)
Changes in operating assets and liabilities	(10)	(254)

Net cash provided by operating activities	750	502

Investing activities
Additions to properties	(181)	(162)
Investments in joint ventures and other	(4)	(1)

Net cash used in investing activities	(185)	(163)

Financing activities
Net issuances of notes payable	699	433
Reductions of long-term debt	(729)	—
Issuances of common stock	100	116
Common stock repurchases	(264)	(580)
Cash dividends	(232)	(218)
Other	10	7

Net cash used in financing activities	(416)	(242)

Effect of exchange rate changes on cash	14	(1)

Increase in cash and cash equivalents	163	96
Cash and cash equivalents at beginning of period	411	219

Cash and cash equivalents at end of period	$574	$315

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter and year-to-date periods ended June 30, 2007 (unaudited)
Note 1 Accounting policies
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
The condensed balance sheet data at December 30, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly and year-to-date periods ended June 30, 2007 are not necessarily indicative of the results to be expected for other interim periods or the full year.
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
Note 2 Acquisitions, other investments, and intangibles
Joint venture arrangement
During the quarter ended June 30, 2007, the Company contributed an additional $4 million in cash to its Turkish joint venture, in which it owns a 50% equity interest, bringing the total cumulative investment to approximately $7 million. Refer to page 35 of the Company’s 2006 Annual Report on Form 10-K for further information on this arrangement.
Goodwill and other intangible assets
For the quarter ended June 30, 2007, the Company recorded impairment losses of $7 million in corporate selling, general, and administrative expense to write off the remaining carrying value of several individually-insignificant trademarks, which were abandoned as of June 30, 2007. As presented in the following table, associated gross carrying amounts and accumulated amortization of $16 million were retired from the Company’s balance sheet during the second quarter of 2007.
Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization

	June 30,	December 30,	June 30,	December 30,
(millions)	2007	2006	2007	2006

Trademarks	$14	$30	$13	$22
Other	29	29	28	27

Total	$43	$59	$41	$49

	June 30,	July 1,
Amortization expense	2007	2006

Year-to-date	$8	$1

For intangible assets in the preceding table, amortization (excluding the aforementioned impairment losses) was less than $1 million for each of the current and prior-year quarterly periods. The currently-estimated aggregate amortization expense for full-year 2007 and each of the three succeeding fiscal years is approximately $1 million per year and less than $1 million per year for the fourth and fifth succeeding years.
Intangible assets not subject to amortization

	Total carrying amount

	June 30,	December 30,
(million)	2007	2006

Trademarks	$1,410	$1,410

There were no changes in the carrying amount of goodwill for the year-to-date period ended June 30, 2007.
Carrying amount of goodwill

				Asia Pacific
(millions)	United States	Europe	Latin America	(a)	Consolidated

December 30, 2006 and June 30, 2007	$3,446	—	—	$2	$3,448

(a)	Includes Australia, Asia and South Africa.
Note 3 Exit or disposal plans
The Company views its continued spending on cost-reduction initiatives as part of its ongoing operating principles to reinvest earnings so as to provide greater visibility in meeting long-term growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion (“expected pay-back target”). Each cost-reduction initiative is normally one to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation, which is then used to fund new initiatives. Certain of these initiatives represent exit or disposal plans for which material charges will be incurred.
In 2006, the Company commenced a multi-year European manufacturing optimization plan to improve utilization of its facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, the Company currently expects to incur approximately $60 million in total project costs (including those already incurred in 2006), largely comprised of voluntary early retirement and severance benefits to eliminate approximately 220 hourly and salaried employee positions from the Manchester facility by the end of 2008. For 2006, the Company incurred approximately $28 million of total project costs and currently expects to incur approximately $17 million in 2007, with the remainder to be incurred in 2008. (Refer to page 36 of the Company’s 2006 Annual Report on Form 10-K for further information on this initiative.)

All of the costs for the European manufacturing optimization plan have been recorded in cost of goods sold within the Company’s European operating segment. The following tables present total project costs to date and a reconciliation of employee severance reserves for this initiative. All other cash costs were paid in the period incurred.

	Employee	Other cash	Asset write-	Retirement
Project costs to date (in millions)	severance	costs (a)	offs	benefits (b)	Total

Year ended December 30, 2006	$12	$2	$5	$9	$28
Quarter ended March 30, 2007	3	1	1		5
Quarter ended June 30, 2007	4	1	2		7

Total project to date	$19	$4	$8	$9	$40

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

(b)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Employee severance reserves to date	Beginning			End of
(in millions)	of period	Accruals	Payments	period

Year ended December 30, 2006	$—	$12	$—	$12
Quarter ended March 30, 2007	12	3	(9)	6
Quarter ended June 30, 2007	6	4	(5)	5

Total project to date		$19	$(14)

On June 27, 2007, the Company began to extend offers to exit approximately 517 distribution route franchise agreements with independent contractors, which were substantially accepted as of July 13, 2007. Based on these acceptances, management then commenced a plan to reorganize the Company’s direct store-door delivery (DSD) operations in the southeastern United States by the end of 2007. Certain elements of this plan are conditional, pending the completion of consultations with union representatives at certain facilities. This DSD reorganization plan is intended to integrate the Company’s southeastern sales and distribution regions with the rest of its U.S. direct store-door operations, resulting in greater efficiency across the nationwide network. The plan is expected to result in the involuntary termination or relocation of approximately 300 employee positions. To complete this initiative, management currently expects to incur $75-$85 million of total project costs, principally consisting of cash expenditures for route franchise settlements and to a lesser extent, for employee separation, relocation, and reorganization. Based on acceptances received through June 30, 2007, the Company accrued $38 million of charges for route franchise settlements during the second quarter of 2007, which were in reserve as of quarter end. These charges were recorded in selling, general, and administrative expense within the Company’s North America operating segment.
In summary, operating profit for the quarter ended June 30, 2007 included total exit plan-related charges of $45 million, comprised of $7 million recorded in cost of goods sold and $38 million recorded in selling, general, and administrative expense. The operating segment impact of these costs was (in millions): North America-$38; Europe-$7. On a year-to-date basis, operating profit included total exit plan-related charges of $50 million, comprised of $12 million recorded in cost of goods sold and $38 million recorded in selling, general, and administrative expense. The operating segment impact of these costs was (in millions): North America-$38; Europe-$12.
Cost of goods sold for the quarter and year-to-date periods ended July 1, 2006, included total exit plan-related charges of approximately $20 million and $27 million, respectively. The total year-to-date amount for 2006 was comprised of $12 million of asset write-offs, $4 million attributable to a multiemployer pension plan withdrawal liability, and $11 million of cash expenditures, which consisted principally of production relocation and severance costs. These costs were recorded in the Company’s North America operating segment and related to a U.S. bakery consolidation initiative, which was completed in 2006. The details of this initiative are provided on page 37 of the Company’s 2006 Annual Report on Form 10-K.

Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, charitable donations, and foreign exchange gains and losses. Net foreign exchange transaction gains (losses) recognized were ($7) million, for both the quarter and year-to-date periods ended June 30, 2007, as compared to $2 million and $4 million, respectively, for the quarter and year-to-date periods ended July 1, 2006.
Note 5 Equity
Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic net earnings per share is reconciled to diluted net earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation was 5 million and 4 million, respectively, for the quarter and year-to-date periods ended June 30, 2007, as compared to 10 million for both the quarter and year-to-date periods ended July 1, 2006.

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2007
Basic	$301	397	$.76
Dilutive potential common shares	—	4	(.01)

Diluted	$301	401	$.75

2006
Basic	$267	394	$.68
Dilutive potential common shares	—	3	(.01)

Diluted	$267	397	$.67

Year-to-date		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2007
Basic	$622	397	$1.56
Dilutive potential common shares	—	4	(.01)

Diluted	$622	401	$1.55

2006
Basic	$541	396	$1.36
Dilutive potential common shares	—	3	(.01)

Diluted	$541	399	$1.35

During the year-to-date period ended June 30, 2007, the Company issued 2 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 8. To offset these issuances and for general corporate purposes, the Company’s Board of Directors has authorized management to repurchase up to $650 million of the Company’s common stock during 2007. In connection with this authorization, during the year-to-date period ended June 30, 2007, the Company spent $264 million to repurchase approximately 5 million shares.
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
Pursuant to SFAS No. 158, during the second quarter of 2007, the Company recorded an increase to its defined benefit pension and postretirement plan obligations of $40 million, comprised of $27 million for a census-related valuation update and $13 million for foreign currency remeasurement. As presented in the following schedule, this resulted in a corresponding net-of-tax increase in net experience loss of $26 million and prior service cost of $1 million within other comprehensive income. The year-to-date impact on other comprehensive income was similar.

Quarter

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2007
Net earnings			$301
Other comprehensive income:
Foreign currency translation adjustments	34	—	34
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	—	—	—
Reclassification to net earnings	—	—	—
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(39)	13	(26)
Prior service cost	(1)	—	(1)
Reclassification to net earnings:
Net experience loss	23	(8)	15
Prior service cost	3	(1)	2

	20	4	24

Total comprehensive income			$325

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2006
Net earnings			$267
Other comprehensive income:
Foreign currency translation adjustments	(24)	—	(24)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	2	(1)	1
Reclassification to net earnings	3	(1)	2
Minimum pension liability adjustments	—	—	—

	(19)	(2)	(21)

Total comprehensive income			$246

Year-to-date

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2007
Net earnings			$622
Other comprehensive income:
Foreign currency translation adjustments	27	—	27
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	17	(6)	11
Reclassification to net earnings	1	—	1
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(38)	13	(25)
Prior service cost	(1)	—	(1)
Reclassification to net earnings:
Net experience loss	45	(15)	30
Prior service cost	5	(2)	3

	56	(10)	46

Total comprehensive income			$668

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2006
Net earnings			$541
Other comprehensive income:
Foreign currency translation adjustments	(38)	—	(38)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	5	(2)	3
Reclassification to net earnings	5	(2)	3
Minimum pension liability adjustments	—	—	—

	(28)	(4)	(32)

Total comprehensive income			$509

Accumulated other comprehensive income (loss) as of June 30, 2007 and December 30, 2006 consisted of the following:

	June 30,	December 30,
(millions)	2007	2006

Foreign currency translation adjustments	$(382)	$(409)
Cash flow hedges — unrealized net loss	(21)	(33)
Postretirement and postemployment benefits:
Net experience loss	(535)	(540)
Prior service cost	(62)	(64)

Total accumulated other comprehensive income (loss)	$(1,000)	$(1,046)

Note 6 Leases and other commitments
The Company was subject to a maximum residual value guarantee on one operating lease of a snacks manufacturing facility in Chicago, Illinois, for approximately $13 million, which was scheduled to expire in July 2007. During the first quarter of 2007, the Company recognized a liability in connection with this guarantee of approximately $5 million, which was recorded in cost of goods sold within the Company’s North America operating segment. During the second quarter of 2007, the Company terminated the lease agreement and purchased the facility for approximately $16 million, which discharged the residual value guarantee obligation.
Note 7 Debt
On February 28, 2007, a subsidiary of the Company redeemed Euro 550 million of Guaranteed Floating Rate Notes otherwise due May 2007 for $728 million. To partially refinance this redemption, the Company and two of its subsidiaries (the “Issuers”) established a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and are senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers are guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. On June 13, 2007, management also increased the aggregate principal amount of notes that may be outstanding at any time under the Company’s U.S. commercial paper program from $2.0 billion to $2.5 billion.
In connection with these financing activities, the Company increased its short-term lines of credit from $2.2 billion at December 30, 2006 to approximately $3.3 billion at June 30, 2007. This increase was achieved via a $400 million unsecured 364-Day Credit Agreement effective January 31, 2007 and a $700 million 364-Day Credit Agreement effective June 13, 2007. These 364-Day Agreements contain customary covenants, warranties, and restrictions similar to those described for the Five-Year Credit Agreement on page 41 of the Company’s 2006 Annual Report on Form 10-K. The Company’s credit facilities are available for general corporate purposes, including commercial paper back-up, although management does not currently anticipate any draw-down of the facilities.
As of June 30, 2007, notes outstanding under the Company’s commercial paper programs were (in millions): U.S.-$1,796; Europe-$127; Canada-$0. Refer to page 40 of the Company’s 2006 annual report on Form 10-K for comparable information as of December 30, 2006.
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

For the quarter ended June 30, 2007, compensation expense for all types of equity-based programs and the related income tax benefit recognized were $22 million and $8 million, respectively. Year-to-date, pre-tax stock- based compensation expense was $47 million and the related tax benefit was $17 million. For the quarter ended July 1, 2006, compensation expense for all types of equity-based programs and the related income tax benefit recognized were $23 million and $8 million, respectively. Year-to-date, pre-tax stock-based compensation expense was $45 million and the related tax benefit was $16 million.
As of June 30, 2007, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $54 million and the weighted-average period over which this amount is expected to be recognized was approximately 1.4 years.
Stock Options
During the year-to-date periods ended June 30, 2007 and July 1, 2006, the Company granted non-qualified stock options to eligible employees and outside directors as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described on page 43 of the Company’s 2006 Annual Report on Form 10-K.
Year-to-date period ended June 30, 2007:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	27	$41
Granted	6	50
Exercised	(5)	41
Forfeitures and expirations	—	—

Outstanding, end of period	28	$43	6.4	$252

Exercisable, end of period	22	$42	5.5	$220

Year-to-date period ended July 1, 2006:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	29	$38
Granted	7	45
Exercised	(5)	36
Forfeitures and expirations	—	—

Outstanding, end of period	31	$40	6.4	$246

Exercisable, end of period	23	$39	5.5	$209

The weighted-average fair value of options granted was $7.52 per share for the year-to-date period ended June 30, 2007 and $7.14 per share for the year-to-date period ended July 1, 2006. The total intrinsic value of options exercised was $56 million for the year-to-date period ended June 30, 2007 and $48 million for the year-to-date period ended July 1, 2006.
Other stock-based awards
During the periods presented, other stock-based awards consisted principally of executive performance shares granted under the Company's 2003 Long-Term Incentive Plan.

In the first quarter of 2007, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year cash flow targets are achieved. The 2007 target grant currently corresponds to approximately 206,000 shares, with a grant-date fair value of approximately $46 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. For information on similar performance share awards in 2005 and 2006, refer to page 44 of the Company’s 2006 Annual Report on Form 10-K. Based on the market price of the Company’s common stock at June 30, 2007, the maximum future value that could be awarded to employees on the vesting date is (in millions): 2005 award-$28; 2006 award-$26; and 2007 award-$21.
Note 9 Employee benefits
The Company sponsors a number of U.S. and foreign pension, other postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 44 to 48 of the Company’s 2006 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended		Year-to-date period ended
(millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Service cost	$24	$22	$48	$46
Interest cost	46	43	92	84
Expected return on plan assets	(69)	(63)	(138)	(125)
Amortization of unrecognized prior service cost	3	3	5	6
Recognized net loss	16	20	32	39

Total pension expense — Company plans	$20	$25	$39	$50

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Service cost	$4	$4	$8	$9
Interest cost	17	16	34	32
Expected return on plan assets	(15)	(14)	(30)	(29)
Amortization of unrecognized prior service cost	—	(1)	—	(2)
Recognized net loss	6	8	12	16

Postretirement benefit expense	$12	$13	$24	$26

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Service cost	$1	$1	$2	$2
Interest cost	1	—	2	1
Recognized net loss	1	1	1	2

Postemployment benefit expense	$3	$2	$5	$5

Management currently plans to contribute approximately $33 million to its defined benefit pension plans and $15 million to its retiree health and welfare benefit plans during 2007, for a total of $48 million. During 2006, the Company contributed approximately $86 million to defined benefit pension plans and $13 million to retiree health and welfare benefit plans, for a total of $99 million. Plan funding strategies are periodically modified to reflect management’s current evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 10 Income taxes
Effective income tax rate
The consolidated effective income tax rate was 32% for the quarter ended June 30, 2007, as compared to 31% for the quarter ended July 1, 2006. The second quarter 2006 provision for income taxes included two significant, but partially-offsetting, discrete adjustments. First, during that period, the Company revised its repatriation plan for certain foreign earnings, giving rise to an incremental net tax cost of $18 million. Secondly, the Company reduced its reserves for uncertain tax positions by $25 million, related principally to closure of several domestic tax audits.
For the year-to-date period ended June 30, 2007, the consolidated effective income tax rate was 28%, as compared to approximately 32% for the comparable prior year-to-date period. During the first quarter of 2007, management implemented an international restructuring initiative, which eliminated a foreign tax liability of approximately $40 million. Accordingly, the first quarter reversal is reflected in the Company’s consolidated income tax provision for the year-to-date period ended June 30, 2007.
In July 2007, the government of the United Kingdom enacted a statutory rate reduction of two percentage points, applicable from April 1, 2008. During the third quarter of 2007, management also expects the government of Germany to enact a federal statutory income tax rate reduction of ten percentage points effective in 2008, partially offset by the effect of other German tax law changes. Accordingly, during the third quarter of 2007, management plans to reduce the Company’s net deferred income tax liabilities in these jurisdictions to reflect the lower rates; the current estimate of the resulting earnings benefit is approximately $16 million.
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
The Company files income taxes in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. The Company’s annual provision for U.S. federal income taxes has recently represented approximately 70% of the Company’s consolidated income tax provision. With limited exceptions, the Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2004. During the first quarter of 2007, the IRS commenced an examination of the Company’s 2004 and 2005 U.S. federal income tax returns, which is anticipated to be completed during the second half of 2008. The Company is also under examination for income and non-income tax filings in various state and foreign jurisdictions, most notably: 1) a U.S.-Canadian transfer pricing issue pending international arbitration (“Competent Authority”) with a related advanced pricing agreement for years 1997-2008; and 2) an on-going examination of 2002-2004 U.K. income tax filings, with an examination of the 2005 filing, which began in July 2007.
As of June 30, 2007, the Company has classified approximately $24 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the aforementioned current liability balance expected to be settled within one year, offset by approximately $25 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended June 30, 2007. Approximately $145 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

(millions)

Balance at December 31, 2006	$143
Tax positions related to current year:
Additions	15
Reductions	—
Tax positions related to prior years:
Additions	8
Reductions	(1)
Settlements	—
Lapses in statutes of limitation	—

Balance at June 30, 2007	$165

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other noncurrent liabilities.
The Company classifies income tax-related interest and penalties as interest expense and selling, general, and administrative expense, respectively. For the year-to-date period ended June 30, 2007, the Company recognized $4 million of tax-related interest and penalties and had approximately $24 million accrued at June 30, 2007.
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

	Quarter ended		Year-to-date period ended
(millions)	June 30,	July 1,	June 30,	July 1,
(Results are unaudited)	2007	2006	2007	2006

Net sales
North America	$1,980	$1,859	$3,982	$3,724
Europe	623	538	1,197	1,028
Latin America	253	225	482	440
Asia Pacific (a)	159	151	317	308

Consolidated	$3,015	$2,773	$5,978	$5,500

Segment operating profit
North America	$365	$327	$726	$679
Europe	127	97	235	181
Latin America	55	58	102	113
Asia Pacific (a)	20	24	47	49
Corporate	(49)	(45)	(93)	(88)

Consolidated	$518	$461	$1,017	$934

(a)	Includes Australia, Asia and South Africa.

Note 12 Supplemental cash flow data
(millions)

	Year-to-date period ended
	June 30,	July 1,
Changes in operating assets and liabilities	2007	2006

Trade receivables	$(189)	$(170)
Inventories	9	(3)
Accounts payable	61	(5)
Accrued income taxes	45	(14)
Accrued interest expense	1	1
Accrued and prepaid advertising, promotion and trade allowances	66	12
Accrued salaries and wages	(86)	(74)
Exit plan-related reserves (a)	43	3
All other current assets and liabilities	40	(4)

	$(10)	$(254)

(a)	Refer to Note 3 for further information.

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
Our long-term annual growth targets are low single-digit for internal net sales, mid single-digit for internal operating profit and high single-digit for diluted net earnings per share. (Our measure of internal growth rates excludes the impact of currency, and if applicable, acquisitions, dispositions, and shipping day differences.) We believe our strong financial performance for the first half of the year provides momentum for achieving or exceeding these annual growth targets for the full year of 2007. For the year-to-date period ended June 30, 2007, we reported consolidated net sales growth of 9% with internal growth of 6%. Consolidated operating profit also increased 9% on internal growth of 6%. Diluted net earnings per share grew 15%, from $1.35 in the first half of 2006 to $1.55 in the current year-to-date period. Similarly, for the second quarter of 2007, we reported consolidated net sales growth of 9% with internal growth of 6%. Consolidated operating profit increased 12% on internal growth of 9%. Diluted net earnings per share grew 12%, from $.67 in the second quarter of 2006 to $.75 in the current period.
Net sales and operating profit
The following table provides an analysis of net sales and operating profit performance for the second quarter of 2007 versus 2006:

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2007 net sales	$1,980	$623	$253	$159	$—	$3,015

2006 net sales	$1,859	$538	$225	$151	$—	$2,773

% change - 2007 vs. 2006:
Volume (tonnage) (b)	1.4%	3.1%	6.3%	-1.5%	—	2.0%
Pricing/mix	4.9%	3.9%	1.6%	1.0%	—	4.2%

Subtotal — internal business	6.3%	7.0%	7.9%	-.5%	—	6.2%
Foreign currency impact	.2%	8.6%	4.6%	5.8%	—	2.5%

Total change	6.5%	15.6%	12.5%	5.3%	—	8.7%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2007 operating profit	$365	$127	$55	$20	$(49)	$518

2006 operating profit	$327	$97	$58	$24	$(45)	$461

% change - 2007 vs. 2006:
Internal business	11.3%	19.4%	-7.6%	-25.8%	-6.6%	9.1%
Foreign currency impact	.3%	10.4%	3.9%	5.4%	—	3.3%

Total change	11.6%	29.8%	-3.7%	-20.4%	-6.6%	12.4%

(a)	Includes Australia, Asia and South Africa

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

Our strong consolidated net sales performance for the second quarter of 2007 reflects the continuation of broad-based successful innovation, brand-building (advertising and consumer promotion) investment, and in-store execution.
For the quarter, our North America operating segment reported internal net sales growth of 6%, with each major product group contributing as follows: retail cereal +3%; retail snacks (wholesome snacks, cookies, crackers, toaster pastries, fruit snacks) +9%; frozen and specialty (food service, vending, convenience, drug stores, custom manufacturing) channels +8%. Notably, this quarter’s performance represents five consecutive years of quarter-over-quarter internal net sales growth for each of the three product groups within North America.
Our International operating segments collectively reported internal net sales growth of approximately 6% with leading dollar contributions from our UK, France, Mexico, and Venezuela business units. The internal sales decline in our Asia Pacific operating segment (which represents only about 5% of our consolidated results) was attributable to continuing weak performance in our Australian business due to competitive pressures, which offset strong sales growth in our Asian and S. Africa markets.
For the quarter, our consolidated operating profit increased 12% on a reported basis and 9% on an internal basis. This high single-digit internal operating profit growth primarily reflects strong top-line performance coupled with gross margin improvement, as further discussed in the next section entitled “Margin performance.” For the quarter, our consolidated operating profit continued to reflect double-digit growth in advertising investment and good cost containment on promotional expenditures.
As discussed in the section herein entitled “Exit or disposal plans,” this quarter’s operating profit included $25 million of incremental exit plan-related charges as compared to the second quarter of 2006. The total incremental amount was allocated to our operating segments as follows (in millions): North America-$18; Europe-$7. The allocation of the net incremental amount within operating profit resulted in a favorable year-over-year impact on cost of goods sold of $13 million and an unfavorable impact on selling, general, and administrative expense of $38 million. Our current-period corporate operating profit also included intangible impairment losses of $7 million. Refer to Note 2 within Notes to Consolidated Financial Statements for further information.
Taking into account the aforementioned year-over-year segment impact of exit plan-related charges, our North American and European operating segments performed very strongly at the operating profit line, with the pace of profit growth exceeding sales growth. This was primarily due to gross margin expansion in both regions and to a lesser extent, timing of brand-building expenditures in North America. As previously predicted, our Latin America operating segment continued to be impacted by corn price inflation and other cost factors, resulting in a reported operating profit decline of approximately $3 million for the quarter. Our reported Asia Pacific operating profit also declined by approximately $4 million, largely related to the sales decline in that segment, significant investment in brand-building, and costs associated with an overhead streamlining initiative in Australia. Nevertheless, the combined operating profit decline for our Latin America and Asia Pacific segments reduced our internal operating profit growth for the quarter by only two percentage points. Although we do expect some stabilization and recovery for these regions in the second half of the year, we do not currently believe our Latin America and Asia Pacific segments’ full-year 2007 operating profit will exceed the 2006 level.
The following table provides an analysis of net sales and operating profit performance for the year-to-date periods of 2007 versus 2006. On a year-to-date basis, incremental exit-plan-related charges were $23 million and were allocated to segments as follows (in millions): North America-$11; Europe-$12. The allocation of the net incremental amount within operating profit resulted in a favorable year-over-year impact on cost of goods sold of $15 million and an unfavorable impact on selling, general, and administrative expense of $38 million. Our year-to-date North America operating profit also included a charge of $5 million related to a lease residual value guarantee. Refer to Note 6 within Notes to Consolidated Financial Statements for further information.

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2007 net sales	$3,982	$1,197	$482	$317	$—	$5,978

2006 net sales	$3,724	$1,028	$440	$308	$—	$5,500

% change - 2007 vs. 2006:
Volume (tonnage) (b)	2.2%	3.2%	7.4%	-2.9%	—	2.6%
Pricing/mix	4.6%	3.6%	.7%	1.7%	—	3.9%

Subtotal — internal business	6.8%	6.8%	8.1%	-1.2%	—	6.5%
Foreign currency impact	.1%	9.6%	1.6%	4.1%	—	2.2%

Total change	6.9%	16.4%	9.7%	2.9%	—	8.7%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2007 operating profit	$726	$235	$102	$47	$(93)	$1,017

2006 operating profit	$679	$181	$113	$49	$(88)	$934

% change - 2007 vs. 2006:
Internal business	6.9%	18.6%	-11.1%	-10.4%	-5.3%	6.2%
Foreign currency impact	.1%	11.4%	1.4%	4.8%	—	2.7%

Total change	7.0%	30.0%	-9.7%	-5.6%	-5.3%	8.9%

(a)	Includes Australia, Asia and South Africa

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.
Margin performance
Margin performance for the second quarter and year-to-date periods of 2007 versus 2006 is presented in the following table:

			Change
			vs. prior
Quarter	2007	2006	year (pts.)

Gross margin	45.7%	44.5%	1.2

SGA% (a)	-28.5%	-27.9%	(.6)

Operating margin	17.2%	16.6%	0.6

Year-to-date	2007	2006	Change

Gross margin	44.2%	44.2%	—

SGA% (a)	-27.2%	-27.2%	—

Operating margin	17.0%	17.0%	—

(a)	selling, general, and administrative expense as a percentage of net sales
Our consolidated gross margin increased 120 basis points for the quarter, bringing our year-to-date results in line with the prior-year period. Following a number of periods of quarter-over-quarter decline, we believe this improved gross margin performance largely reflects savings from cost-reduction initiatives, price/mix improvements, and operating leverage, which more than offset continuing commodity, fuel, and energy price inflation. As discussed in the preceding section, a year-over-year shift in earnings caption allocation of exit plan-related charges also favorably impacted gross margin by 40 basis points in the quarter and 30 basis points in the year-to-date period. Lastly, our ongoing focus on package insert and other promotional efficiencies resulted in gross margin improvement of 60 basis points in the quarter and 30 basis points in the year-to-date period. Based on our first-half performance, we currently expect that our full-year 2007 consolidated gross margin will decline by approximately 50 basis points. This forecast incorporates approximately $150-$170 million of year-over-year commodity, fuel, and energy price inflation, net of a modest reduction in employee benefit costs. Approximately one-third of this price inflation was absorbed in the first half of 2007. As compared to our original 2007 price inflation forecast of $110-$130 million (discussed on page 14 of our 2006 Annual Report on Form 10-K), our most recent projection incorporates higher, current market prices for packaging and ingredient purchases, primarily dairy, eggs and wheat.
Despite the full-year 2007 forecasted gross margin decline, we use incremental gross profit dollars to fund investment in innovation and brand-building to drive future business growth. For the year-to-date period, we achieved incremental gross profit of $209 million.
Exit or disposal plans
As discussed on pages 14-15 of our 2006 Annual Report on Form 10-K, we view our continued spending on cost-reduction initiatives as part of our ongoing operating principles to reinvest earnings so as to provide greater visibility in meeting long-term growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion (“expected pay-back target”). Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation, which is then used to fund new initiatives. Certain of these initiatives represent exit or disposal plans for which material charges will be incurred. We include these charges in our measure or operating segment profitability.
We are currently committed to exit plans that are expected to generate up to $102 million of related charges for the full year of 2007 as compared to $82 million in 2006. The 2007 total is approximately allocated as follows (in millions): European manufacturing optimization-$17; U.S. DSD reorganization-$85. (The details of each of these initiatives are discussed in the following paragraphs of this section.) Additionally, we currently expect full-year 2007 cash requirements for these projects to approximate our forecast of exit plan-related charges. We expect these cash requirements to be funded by operating cash flow. These forecasted charges and cash requirements are incorporated in our communicated expectations for 2007 earnings and cash flow performance.
In 2006, we commenced a multi-year European manufacturing optimization plan to improve utilization of our facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, we currently expect to incur approximately $60 million in total project costs (including those already incurred in 2006), largely comprised of voluntary early retirement and severance benefits to eliminate approximately 220 hourly and salaried employee positions from the Manchester facility by the end of 2008. For 2006, we incurred approximately $28 million of total project costs and expect to incur approximately $17 million in

2007, with the remainder incurred in 2008. (Refer to page 36 of our 2006 Annual Report on Form 10-K for further information on this initiative.)
All of the costs for the European manufacturing optimization plan have been recorded in cost of goods sold within our European operating segment. The following tables present total project costs to date and a reconciliation of employee severance reserves for this initiative. All other cash costs were paid in the period incurred.

	Employee	Other cash	Asset write-	Retirement
Project costs to date (in millions)	severance	costs (a)	offs	benefits(b)	Total

Year ended December 30, 2006	$12	$2	$5	$9	$28
Quarter ended March 30, 2007	3	1	1	—	5
Quarter ended June 30, 2007	4	1	2	—	7

Total project to date	$19	$4	$8	$9	$40

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

(b)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Employee severance reserves to date	Beginning of			End of
(in millions)	period	Accruals	Payments	period

Year ended December 30, 2006	$—	$12	$—	$12
Quarter ended March 30, 2007	12	3	(9)	6
Quarter ended June 30, 2007	6	4	(5)	5

Total project to date		$19	$(14)

On June 27, 2007, we began to extend offers to exit approximately 517 distribution route franchise agreements with independent contractors, which were substantially accepted as of July 13, 2007. Based on these acceptances, we then commenced a plan to reorganize our direct store-door delivery (DSD) operations in the southeastern United States by the end of 2007. Certain elements of this plan are conditional, pending the completion of consultations with union representatives at certain facilities. This DSD reorganization plan is intended to integrate our southeastern sales and distribution regions with the rest of our U.S. direct store-door operations, resulting in greater efficiency across the nationwide network. The plan is expected to result in the involuntary termination or relocation of approximately 300 employee positions. To complete this initiative, we currently expect to incur $75-$85 million of total project costs, principally consisting of cash expenditures for route franchise settlements and to a lesser extent, for employee separation, relocation, and reorganization. Based on acceptances received through June 30, 2007, we accrued $38 million of charges for route franchise settlements during the second quarter of 2007, which were in reserve as of quarter end. These charges were recorded in selling, general, and administrative expense within our North America operating segment.
In summary, operating profit for the quarter ended June 30, 2007 included total exit plan-related charges of $45 million, comprised of $7 million recorded in cost of goods sold and $38 million recorded in selling, general, and administrative expense. The operating segment impact of these costs was (in millions): North America-$38; Europe-$7. On a year-to-date basis, operating profit included total exit plan-related charges of $50 million, comprised of $12 million recorded in cost of goods sold and $38 million recorded in selling, general, and administrative expense. The operating segment impact of these costs was (in millions): North America-$38; Europe-$12.
Cost of goods sold for the quarter and year-to-date periods ended July 1, 2006, included total exit plan-related charges of approximately $20 million and $27 million, respectively. The total year-to-date amount for 2006 was comprised of $12 million of asset write-offs, $4 million attributable to a multiemployer pension plan withdrawal liability, and $11 million of cash expenditures, which consisted principally of production relocation and severance costs. These costs were recorded in our North America operating segment and related to a U.S. bakery consolidation initiative, which was completed in 2006. The details of this initiative are provided on page 37 of our 2006 Annual Report on Form 10-K.

Interest expense
For the first half of 2007, interest expense was $154 million and interest income (which is recorded within other income) was $8 million, as compared to first half 2006 interest expense of $152 million and interest income of $4 million. Accordingly, interest expense, net of interest income, for the year-to-date period of 2007 was within $2 million of the 2006 amount. For the full year of 2007, we currently expect interest expense, net of interest income, to approximate the 2006 level of $296 million.
Income taxes
The consolidated effective income tax rate was 32% for the quarter ended June 30, 2007, as compared to 31% for the quarter ended July 1, 2006. For the year-to-date period ended June 30, 2007, the consolidated effective income tax rate was 28%, as compared to approximately 32% for the comparable prior year-to-date period. During the first quarter of 2007, we implemented an international restructuring initiative, which eliminated a foreign tax liability of approximately $40 million. Accordingly, the first quarter reversal is reflected in our consolidated income tax provision for the year-to-date period ended June 30, 2007.
In July 2007, the government of the United Kingdom enacted a statutory rate reduction of two percentage points, applicable from April 1, 2008. During the third quarter of 2007, we also expect the government of Germany to enact a federal statutory income tax rate reduction of ten percentage points effective in 2008, partially offset by the effect of other German tax law changes. Accordingly, during the third quarter of 2007, we plan to reduce our net deferred income tax liabilities in these jurisdictions to reflect the lower rates; our current estimate of the resulting earnings benefit is approximately $16 million. Taking into account this discrete benefit, we currently believe that our full-year 2007 consolidated effective income tax rate will be approximately 30%. Our projection of effective income tax rate for any period is highly influenced by country mix of earnings, changes in statutory tax rates, timing of implementation of tax planning initiatives, and developments which affect our evaluation of uncertain tax positions. For further information on our uncertain tax positions, refer to Note 10 within Notes to Consolidated Financial Statements.
Liquidity and capital resources
Our principal source of liquidity is operating cash flows, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs. The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding) is relatively short; equating to approximately 29 days for the trailing 365-day period ended June 30, 2007. As a result, our operating cash flow should generally reflect our net earnings performance over time, although, as illustrated in the following schedule, specific results for any particular period may be significantly affected by the level of benefit plan contributions, working capital movements (operating assets and liabilities) and other factors.

	Year-to-date period ended
	June 30,	July 1,	Change versus
(in millions)	2007	2006	prior year

Operating activities
Net earnings	$622	$541	$81

Items in net earnings not requiring (providing) cash:
Depreciation and amortization	185	173	12
Deferred income taxes	(92)	(2)	(90)
Other (a)	79	74	5

Pension and other postretirement benefit plan contributions	(34)	(30)	(4)
Changes in operating assets and liabilities:
Core working capital (b)	(119)	(178)	59
Other working capital	109	(76)	185

	(10)	(254)	244

Net cash provided by operating activities	$750	$502	$248

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Inventory and trade receivables less trade payables.
Our net cash provided by operating activities for the year-to-date period ended June 30, 2007 was $248 million higher than the comparable period of 2006, due primarily to growth in cash-basis earnings, timing of advertising/promotion expenditures, and favorable working capital performance. As presented in the preceding schedule, these contributing factors are concentrated within the core and other working capital captions:
•	In relation to the prior period, the favorable year-over-year variance in core working capital movement was principally attributable to higher trade payables, which are due, in part, to increased payment terms in international locations and in comparison to a significant decline in the first half of 2006.

•	The favorable movement in other working capital primarily represents accrued expenses not paid in the current year-to-date period, including advertising/promotion liabilities and exit-plan related obligations, as discussed herein in the section entitled “Exit or disposal plans.” Additionally, the movement in accrued income taxes favorably impacted other working capital for 2007 versus 2006, but was offset by the unfavorable movement in deferred income taxes, as illustrated in the preceding table.
Refer to Note 12 within Notes to Consolidated Financial Statements for additional information on changes in the components of working capital during the periods presented.
Total 2007 postretirement benefit plan contributions are currently estimated at approximately $48 million, as compared to $99 million in 2006. Actual 2007 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, renewals of union contracts, or higher-than-expected health care claims cost experience.
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

	Year-to-date period ended		Change
	June 30,	July 1,	versus
(dollars in millions)	2007	2006	prior year

Net cash provided by operating activities	$750	$502
Additions to properties	(181)	(162)

Cash flow	$569	$340	67.4%

As discussed in Note 6 within Notes to Consolidated Financial Statements, our property additions for the year-to-date period of 2007 include approximately $16 million for the purchase of a previously-leased snacks manufacturing facility in Chicago, Illinois. For the full-year of 2007, we currently expect property expenditures to remain at approximately 4% of net sales, which is consistent with our actual spending rate for 2006 and also our long-term target for capital spending. For 2007, we are targeting cash flow of approximately $950-$1,025 million. We expect to achieve our target principally through operating profit, which is forecasted to offset higher levels of capital spending and income tax payments during 2007.
For 2007, our Board of Directors has currently authorized a stock repurchase program of up to $650 million for general corporate purposes and to offset issuances under employee benefit programs. As of June 30, 2007, we had spent $264 million of this authorization to purchase approximately 5 million shares.
In July 2007, our Board of Directors declared a dividend of $.31 per common share, payable September 15, 2007, to shareholders of record at the close of business on September 1, 2007. This represents a 6.5% increase from the quarterly dividends paid during the trailing twelve months of $.2910 per common share. This increase is consistent with our current plan to maintain our dividend pay-out ratio between 40% and 50% of reported net earnings.
To utilize excess cash and reduce financing costs, on February 28, 2007, we redeemed Euro 550 million of floating rate notes otherwise due May 2007 (the “Euro Notes”), for $728 million. To partially refinance this redemption, we established a program to issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and are senior unsecured obligations of the applicable issuer, with subsidiary issuances guaranteed by the Company. On June 13, 2007, we also increased the aggregate principal amount of notes that may be outstanding at any time under our U.S. commercial paper program from $2.0 billion to $2.5 billion.
In connection with these financing activities, we increased our short-term lines of credit from $2.2 billion at December 30, 2006 to approximately $3.3 billion at June 30, 2007. This increase was achieved via a $400 million unsecured 364-Day Credit Agreement effective January 31, 2007 and a $700 million 364-Day Credit Agreement effective June 13, 2007. These 364-Day Agreements contain customary covenants, warranties, and restrictions similar to those described for the Five-Year Credit Agreement on page 41 of our 2006 Annual Report on Form 10-K. Our credit facilities are available for general corporate purposes, including commercial paper back-up, although we do not currently anticipate any draw-down of the facilities.
As compared to our financial position as of December 30, 2006, our total cash at June 30, 2007 has increased $163 million to $574 million, while total debt has remained approximately even at slightly over $5 billion. Additionally, the domicile of approximately $600 million of short-term debt (notes payable and current maturities of long-term debt) has shifted from international locations to the United States. These movements during the first half of 2007 are primarily associated with the settlement of certain intercompany transactions. During the second half of 2007, we expect our total cash balance to decline modestly and our net debt (debt, net of cash) level to remain fairly stable.
We believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected growth opportunities, through our strong cash flow, our program of issuing short-term debt, and maintaining credit facilities on a global basis. Our significant long-term debt issues do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our aforementioned credit facilities, which represented in excess of 1.5 times our outstanding commercial paper balance of approximately $1.9 billion at June 30, 2007. In addition, assuming continuation of market liquidity, we believe it would be possible to term out certain short-term maturities or obtain additional credit facilities such that the Company could further extend its ability to meet its long-term borrowing obligations through 2008.

Future outlook & forward-looking statements
Our 2007 forecasted consolidated results are generally based on our long-term annual growth targets discussed on page 18, although we currently expect our internal net sales to increase by mid single-digits, slightly exceeding our low single-digit growth target. Based on first-half results, we currently expect this higher-than-targeted growth to be fairly broad-based, with our North America, European, and Latin American operating segments all delivering strong sales performance this year. Despite a projected decline in gross margin of approximately 50 basis points and significant, incremental charges for exit plans, we believe the higher-than-targeted sales growth will support mid single-digit consolidated operating profit growth. Our net interest expense for 2007 is currently expected to be approximately even with 2006 results and our consolidated effective income tax rate is projected to be approximately two percentage points lower than the 2006 rate of 32%. These two factors are expected to provide leverage for purposes of achieving our target of high single-digit growth in 2007 diluted net earnings per share. In addition, we remain committed to reinvesting in brand building, cost-reduction initiatives, and other growth opportunities. Lastly, we expect our cash flow performance to remain strong and are currently targeting a level of approximately $950-$1,025 million for 2007.
This Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditure; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, fuel, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:
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
As of June 30, 2007, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
(millions, except per share data)

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	(a) Total Number	(b) Average	Announced	Purchased
	of Shares	Price Paid per	Plans or	Under the Plans
Period	Purchased	Share	Programs	or Programs

Period #1:
4/1/07-4/28/07	0.1	$51.85	0.1	$536
Period #2:
4/29/07-5/26/07	1.0	53.42	1.0	536
Period #3:
5/27/07-6/30/07	3.4	52.45	3.4	386

Total (1)	4.5	52.67	4.5

(1)	Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:
a.	Approximately 2.9 million shares were purchased during the second quarter of 2007 under a program authorized by our Board of Directors to repurchase up to $650 million of Kellogg common stock during 2007 for general corporate purposes and to offset issuances for employee benefit programs. This repurchase program was publicly announced in a press release on December 11, 2006.

b.	Approximately 1.6 million shares were purchased during the second quarter of 2007 from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described in Note 8 within Notes to Consolidated Financial Statements, which is included herein under Part I, Item 1.

Item 6. Exhibits
     (a) Exhibits:
4.01	364-Day Credit Agreement dated as of June 13, 2007 with JPMorgan Chase Bank, N.A.

31.1	Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant

32.1	Section 1350 Certification from A.D. David Mackey

32.2	Section 1350 Certification from John A. Bryant

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
Principal Financial Officer; Executive Vice President – Chief Financial Officer

/s/ A.R. Andrews
A.R. Andrews
Principal Accounting Officer; Vice President – Corporate Controller

Date: August 3, 2007

KELLOGG COMPANY
EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)
4.01	364-Day Credit Agreement dated as of June 13, 2007 with JPMorgan Chase Bank, N.A.	E

31.1	Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant	E

32.1	Section 1350 Certification from A.D. David Mackay	E

32.2	Section 1350 Certification from John A. Bryant	E