Form 10-Q
period 2007-09-29
KELLOGG CO
filed 2007-11-06
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Yes ☐ No ☑
Common Stock outstanding as of October 26, 2007 — 393,908,428 shares

KELLOGG COMPANY
INDEX

Page
PART I — Financial Information

Item 1:
Consolidated Balance Sheet — September 29, 2007 and December 30, 2006	2

Consolidated Statement of Earnings — quarters and year-to-date periods ended September 29, 2007 and September 30, 2006	3

Consolidated Statement of Cash Flows — year-to-date periods ended September 29, 2007 and September 30, 2006	4

Notes to Consolidated Financial Statements	5-17

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-27

Item 3:
Quantitative and Qualitative Disclosures about Market Risk	28

Item 4:
Controls and Procedures	28

PART II — Other Information

Item 1A:
Risk Factors	29

Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6:
Exhibits	30

Signatures	31

Exhibit Index	32
Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay
Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant
Section 1350 Certification from A.D. David Mackay
Section 1350 Certification from John A. Bryant

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	September 29,	December 30,
	2007	2006
	(unaudited)	*

Current assets
Cash and cash equivalents	$576	$411
Accounts receivable, net	1,157	945
Inventories:
Raw materials and supplies	227	201
Finished goods and materials in process	608	623
Deferred income taxes	163	116
Other prepaid assets	141	131

Total current assets	2,872	2,427
Property, net of accumulated depreciation of $4,383 and $4,102	2,894	2,816
Goodwill	3,448	3,448
Other intangibles, net of accumulated amortization of $41 and $49	1,412	1,420
Pension	391	353
Other assets	255	250

Total assets	$11,272	$10,714

Current liabilities
Current maturities of long-term debt	$466	$723
Notes payable	1,836	1,268
Accounts payable	1,014	910
Accrued advertising and promotion	447	338
Accrued income taxes	73	152
Accrued salaries and wages	269	311
Other current liabilities	386	318

Total current liabilities	4,491	4,020

Long-term debt	2,588	3,053
Deferred income taxes	581	619
Other liabilities	1,105	953

Shareholders’ equity
Common stock, $.25 par value	105	105
Capital in excess of par value	344	292
Retained earnings	4,190	3,630
Treasury stock, at cost	(1,148)	(912)
Accumulated other comprehensive income (loss)	(984)	(1,046)

Total shareholders’ equity	2,507	2,069

Total liabilities and shareholders’ equity	$11,272	$10,714

*	Condensed from audited financial statements.
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS
(millions, except per share data)

	Quarter ended		Year-to-date period ended
	September 29,	September 30,	September 29,	September 30,
(Results are unaudited)	2007	2006	2007	2006

Net sales	$3,004	$2,823	$8,982	$8,323

Cost of goods sold	1,662	1,549	4,999	4,617
Selling and administrative expense	850	787	2,474	2,285

Operating profit	492	487	1,509	1,421

Interest expense	79	75	233	227
Other income (expense), net	3	2	5	11

Earnings before income taxes	416	414	1,281	1,205
Income taxes	111	133	354	383

Net earnings	$305	$281	$927	$822

Net earnings per share:
Basic	$.77	$.71	$2.34	$2.07
Diluted	$.76	$.70	$2.31	$2.06

Dividends per share	$.3100	$.2910	$.8920	$.8460

Average shares outstanding:
Basic	395	397	397	397

Diluted	399	400	401	399

Actual shares outstanding at period end			394	398

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
	September 29,	September 30,
(unaudited)	2007	2006

Operating activities
Net earnings	$927	$822
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	275	258
Deferred income taxes	(114)	2
Other (a)	138	140
Postretirement benefit plan contributions	(42)	(38)
Changes in operating assets and liabilities	69	(72)

Net cash provided by operating activities	1,253	1,112

Investing activities
Additions to properties	(292)	(262)
Investments in joint ventures and other	(4)	5

Net cash used in investing activities	(296)	(257)

Financing activities
Net issuances of notes payable	566	94
Reductions of long-term debt	(730)	(7)
Issuances of common stock	141	197
Common stock repurchases	(417)	(580)
Cash dividends	(354)	(334)
Other	8	16

Net cash used in financing activities	(786)	(614)

Effect of exchange rate changes on cash	(6)	3

Increase in cash and cash equivalents	165	244
Cash and cash equivalents at beginning of period	411	219

Cash and cash equivalents at end of period	$576	$463

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter and year-to-date periods ended September 29, 2007 (unaudited)
Note 1 Accounting policies
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
The condensed balance sheet data at December 30, 2006 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly and year-to-date periods ended September 29, 2007 are not necessarily indicative of the results to be expected for other interim periods or the full year.
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. Under this convention, the Company’s 2006 fiscal year ended on December 30 and its 2007 fiscal year will end on December 29, 2007. Each quarterly period in 2006 and 2007 includes thirteen weeks.
The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes,” as of the beginning of its 2007 fiscal year, which is discussed in Note 10. Additionally, the Company adopted FASB Statement of Financial Accounting Standard (SFAS) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” as of the end of its 2006 fiscal year, which affected only the year-end balance sheet presentation of postretirement and postemployment benefit obligations. Accordingly, the Company’s 2007 fiscal year (and interim periods within that year) is the first reporting period for which total comprehensive income will be affected by the adoption of this standard. Refer to page 33 of the Company’s 2006 Annual Report on Form 10-K for further information on SFAS No. 158. Lastly, the Company is continuing to evaluate the impact of adopting SFAS No. 157 “Fair Value Measurements” in the first quarter of its 2008 fiscal year. Based on the work completed so far, management does not currently believe that the adoption will have a material impact on how the Company’s assets and liabilities are measured. Refer to page 34 of the Company’s 2006 Annual Report on Form 10-K for further information on SFAS No. 157.
Note 2 Acquisitions, other investments, and intangibles
Joint venture arrangement
During the second quarter of 2007, the Company contributed an additional $4 million in cash to its Turkish joint venture, in which it owns a 50% equity interest, bringing the total cumulative investment to approximately $7 million. Refer to page 35 of the Company’s 2006 Annual Report on Form 10-K for further information on this arrangement.
Goodwill and other intangible assets
For the quarter ended June 30, 2007, the Company recorded impairment losses of $7 million in corporate selling, general, and administrative expense to write off the remaining carrying value of several individually-insignificant trademarks, which were abandoned as of June 30, 2007. As presented in the following table, associated gross carrying amounts and accumulated amortization of $16 million were retired from the Company’s balance sheet.

Intangible assets subject to amortization

(millions)	Gross carrying amount		Accumulated amortization
	September 29,	December 30,	September 29,	December 30,
	2007	2006	2007	2006

Trademarks	$14	$30	$13	$22
Other	29	29	28	27

Total	$43	$59	$41	$49

	September 29,	September 30,
Amortization expense	2007	2006

Year-to-date	$8	$1

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

Intangible assets not subject to amortization

(millions)	Total carrying amount
	September 29,	December 30,
	2007	2006

Trademarks	$1,410	$1,410

There were no changes in the carrying amount of goodwill for the year-to-date period ended September 29, 2007.

Carrying amount of goodwill

(millions)	United States	Europe	Latin America	Asia Pacific (a)	Consolidated

December 30, 2006 and September 29, 2007	$3,446	—	—	$2	$3,448

(a)	Includes Australia, Asia and South Africa.
Subsequent events
On November 1, 2007, a subsidiary of the Company acquired Bear Naked, Inc., a leading seller of natural granola products. On November 5, 2007, the Company acquired certain assets and liabilities of the Wholesome & Hearty Foods Company, a U.S. manufacturer of veggie foods marketed under the Gardenburger® brand. The Company paid a total of approximately $122 million in cash for these businesses.
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

For 2006, the Company incurred approximately $28 million of total project costs and currently expects to incur approximately $18 million in 2007, with the remainder to be incurred in 2008. (Refer to page 36 of the Company’s 2006 Annual Report on Form 10-K for further information on this initiative.)
All of the costs for the European manufacturing optimization plan have been recorded in cost of goods sold within the Company’s European operating segment. The following tables present total project costs to date and a reconciliation of employee severance reserves for this initiative. All other cash costs were paid in the period incurred.

	Employee	Other cash	Asset write-	Retirement
Project costs to date (in millions)	severance	costs (a)	offs	benefits (b)	Total

Year ended December 30, 2006	$12	$2	$5	$9	$28
Quarter ended March 31, 2007	3	1	1	—	5
Quarter ended June 30, 2007	4	1	2	—	7
Quarter ended September 29, 2007	—	2	—	—	2

Total project to date	$19	$6	$8	$9	$42

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transactions.

(b)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Employee severance reserves to	Beginning of			End of
date (in millions)	period	Accruals	Payments	period

Year ended December 30, 2006	$—	$12	$—	$12
Quarter ended March 31, 2007	12	3	(9)	6
Quarter ended June 30, 2007	6	4	(5)	5
Quarter ended September 29, 2007	5	—	(5)	—

Total project to date		$19	$(19)

In July 2007, management commenced a plan to reorganize the Company’s direct store-door delivery (DSD) operations in the southeastern United States. This DSD reorganization plan is intended to integrate the Company’s southeastern sales and distribution regions with the rest of its U.S. direct store-door operations, resulting in greater efficiency across the nationwide network. In preparation for this initiative, in June 2007, the Company began to extend offers to exit approximately 517 distribution route franchise agreements with independent contractors, which were substantially accepted as of July 2007. The plan is expected to result in the involuntary termination or relocation of approximately 300 employee positions. Management expects to substantially complete this initiative by the end of 2007 and to incur approximately $80 million of total project costs during that period, principally consisting of cash expenditures for route franchise settlements and to a lesser extent, for employee separation, relocation, and reorganization.
All of the costs for the U.S. DSD reorganization plan have been recorded in selling, general, and administrative expense within the Company’s North America operating segment. The following tables present total project costs to date and a reconciliation of reserves for route franchise settlements and employee severance.

	Route
	franchise		Retirement	Asset write-
Project costs to date (in millions)	settlements	Severance	benefits (a)	offs	Total

Quarter ended June 30, 2007	$38	$—	$—	$—	$38
Quarter ended September 29, 2007	23	2	2	1	28

Total project to date	$61	$2	$2	$1	$66

(a)	Estimated multiemployer pension plan withdrawal liability.

Route franchise settlements	Beginning of			End of
reserves to date (in millions)	period	Accruals	Payments	period

Quarter ended June 30, 2007	$—	$38	$—	$38
Quarter ended September 29, 2007	38	23	(51)	10

Total project to date		$61	$(51)

Employee severance reserves to	Beginning			End of
date (in millions)	of period	Accruals	Payments	period

Quarter ended June 30, 2007	$—	$—	$—	$—
Quarter ended September 29, 2007	—	2	(1)	1

Total project to date		$2	$(1)

In summary, operating profit for the quarter ended September 29, 2007 included total exit plan-related charges of $30 million, comprised of $2 million recorded in cost of goods sold and $28 million recorded in selling, general, and administrative expense. The operating segment impact of these costs was (in millions): North America-$28; Europe-$2. On a year-to-date basis, operating profit included total exit plan-related charges of $80 million, comprised of $14 million recorded in cost of goods sold and $66 million recorded in selling, general, and administrative expense. The operating segment impact of these costs was (in millions): North America-$66; Europe-$14.
Cost of goods sold for the quarter and year-to-date periods ended September 30, 2006, included total exit plan-related charges of approximately $9 million and $36 million, respectively. The total year-to-date amount for 2006 was comprised of $15 million of asset write-offs, $4 million attributable to a multiemployer pension plan withdrawal liability, and $17 million of cash expenditures, which consisted principally of severance, removals, and production relocation costs. For the quarter, the operating segment impact of these costs was (in millions): North America-$5; Europe-$4. For the year-to-date period, the operating segment impact was (in millions): North America-$32; Europe-$4. The North America costs related to a U.S. bakery consolidation initiative, which was completed in 2006. The details of this initiative are provided on page 37 of the Company’s 2006 Annual Report on Form 10-K. The European costs were incurred as part of a multi-year European manufacturing optimization plan described above and on page 36 of the Company’s 2006 Annual Report on Form 10-K.
Subsequent events
On October 26, 2007, management committed to reorganize certain production processes between the Company’s plants in Valls, Spain and Bremen, Germany. Commencement of this plan follows consultation with union representatives at the Bremen facility regarding the elimination of approximately 120 employee positions. This reorganization plan is specifically intended to improve manufacturing and distribution efficiency across the Company’s continental European operations, and is expected to be completed by mid 2008.
Based on current foreign exchange rates, management expects to incur approximately $23 million of total project costs, comprised approximately 50% of asset-write-offs and 50% of employee separation benefits and other cash costs. Based on the current project timetable, virtually all of these costs are expected to be recognized in 2008.
Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, charitable donations, and foreign exchange gains and losses. Net foreign exchange transaction gains (losses) recognized were ($3) million and ($10) million for the respective quarter and year-to-date periods ended September 29, 2007, as compared to ($4) million and less than ($1) million for the respective quarter and year-to-date periods ended September 30, 2006.
Note 5 Equity
Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic net earnings per share is reconciled to diluted net earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation was .2 million and .7 million for the respective quarter and year-to-date periods ended September 29, 2007, as compared to .2 million and .5 million for the respective quarter and year-to-date periods ended September 30, 2006.

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2007
Basic	$305	395	$.77
Dilutive potential common shares	—	4	(.01)

Diluted	$305	399	$.76

2006
Basic	$281	397	$.71
Dilutive potential common shares	—	3	(.01)

Diluted	$281	400	$.70

Year-to-date		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2007
Basic	$927	397	$2.34
Dilutive potential common shares	—	4	(.03)

Diluted	$927	401	$2.31

2006
Basic	$822	397	$2.07
Dilutive potential common shares	—	2	(.01)

Diluted	$822	399	$2.06

During the year-to-date period ended September 29, 2007, the Company issued 2 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 8. To offset these issuances and for general corporate purposes, the Company’s Board of Directors has authorized management to repurchase up to $650 million of the Company’s common stock during 2007. In connection with this authorization, during the year-to-date period ended September 29, 2007, the Company spent $417 million to repurchase approximately 8 million shares. On October 26, 2007, the Board approved a similar stock repurchase authorization for 2008 of up to $650 million.
Comprehensive Income
Comprehensive income includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all periods presented consists of foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation” and fair value adjustments associated with cash flow hedges pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Additionally, other comprehensive income for 2007 includes adjustments for net experience losses and prior service cost pursuant to SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Company adopted SFAS No. 158 as of the end of its 2006 fiscal year; however, comprehensive income for certain interim periods of 2006 continued to include minimum pension liability adjustments pursuant to SFAS No. 87 “Employers’ Accounting for Pensions.”

The Company’s benefit plan-related net experience losses and prior service cost increased by $10 million for the quarter and $23 million for the year-to-date period due to foreign currency remeasurement. Additionally for the year-to-date period, the Company recorded an increase in benefit plan-related experience losses of $26 million for a census-related valuation update pursuant to SFAS No. 158. These amounts are presented in the following table as amounts arising during the period:
Quarter

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2007
Net earnings			$305
Other comprehensive income:
Foreign currency translation adjustments	11	—	11
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	5	(2)	3
Reclassification to net earnings	(3)	1	(2)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(9)	(3)	(12)
Prior service cost	(1)	—	(1)
Reclassification to net earnings:
Net experience loss	23	(8)	15
Prior service cost	3	(1)	2

	29	(13)	16

Total comprehensive income			$321

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2006
Net earnings			$281
Other comprehensive income:
Foreign currency translation adjustments	29	—	29
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(17)	6	(11)
Reclassification to net earnings	3	(1)	2

	15	5	20

Total comprehensive income			$301

Year-to-date

		Tax (expense) or
(millions)	Pre-tax amount	benefit	After-tax amount

2007
Net earnings			$927
Other comprehensive income:
Foreign currency translation adjustments	38	—	38
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	22	(8)	14
Reclassification to net earnings	(2)	1	(1)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(47)	10	(37)
Prior service cost	(2)	—	(2)
Reclassification to net earnings:
Net experience loss	68	(23)	45
Prior service cost	8	(3)	5

	85	(23)	62

Total comprehensive income			$989

		Tax (expense) or
(millions)	Pre-tax amount	benefit	After-tax amount

2006
Net earnings			$822
Other comprehensive income:
Foreign currency translation adjustments	(9)	—	(9)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(11)	4	(7)
Reclassification to net earnings	7	(3)	4

	(13)	1	(12)

Total comprehensive income			$810

Accumulated other comprehensive income (loss) as of September 29, 2007 and December 30, 2006 consisted of the following:

	September 29,	December 30,
(millions)	2007	2006

Foreign currency translation adjustments	$(371)	$(409)
Cash flow hedges — unrealized net loss	(20)	(33)
Postretirement and postemployment benefits:
Net experience loss	(532)	(540)
Prior service cost	(61)	(64)

Total accumulated other comprehensive income (loss)	$(984)	$(1,046)

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
In connection with these financing activities, the Company increased its short-term lines of credit from $2.2 billion at December 30, 2006 to approximately $3.3 billion at September 29, 2007. This increase was achieved via a $400 million unsecured 364-Day Credit Agreement effective January 31, 2007 and a $700 million 364-Day Credit Agreement effective June 13, 2007. These 364-Day Agreements contain customary covenants, warranties, and restrictions similar to those described for the Five-Year Credit Agreement on page 41 of the Company’s 2006 Annual Report on Form 10-K. The Company’s credit facilities are available for general corporate purposes, including commercial paper back-up, although management does not currently anticipate any draw-down of the facilities.
As of September 29, 2007, notes outstanding under the Company’s commercial paper programs were (in millions): U.S.-$1,790; Europe-$0; Canada-$0. Refer to page 40 of the Company’s 2006 annual report on Form 10-K for comparable information as of December 30, 2006.
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

For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized are as follows:

	Quarter ended		Year-to-date period ended
	September 29,	September 30,	September 29,	September 30,
(millions)	2007	2006	2007	2006

Pre-tax compensation expense	$18	$23	$65	$68

Related income tax benefit	$6	$8	$23	$24

As of September 29, 2007, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $43 million and the weighted-average period over which this amount is expected to be recognized was approximately 1.3 years.
Stock Options
During the year-to-date periods ended September 29, 2007 and September 30, 2006, the Company granted non-qualified stock options to eligible employees and outside directors as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described on page 43 of the Company’s 2006 Annual Report on Form 10-K.
Year-to-date period ended September 29, 2007:

			Weighted-average
			remaining
Employee and director		Weighted-average	contractual term	Aggregate intrinsic
stock options	Shares (millions)	exercise price	(yrs.)	value (millions)

Outstanding, beginning of period	27	$41
Granted	7	51
Exercised	(7)	41
Forfeitures and expirations	—	—

Outstanding, end of period	27	$44	6.2	$263

Exercisable, end of period	21	$42	5.3	$246

Year-to-date period ended September 30, 2006:

			Weighted-average
			remaining
Employee and director		Weighted-average	contractual term	Aggregate intrinsic
stock options	Shares (millions)	exercise price	(yrs.)	value (millions)

Outstanding, beginning of period	29	$38
Granted	8	45
Exercised	(8)	36
Forfeitures and expirations	(1)	42

Outstanding, end of period	28	$41	6.3	$252

Exercisable, end of period	21	$39	5.4	$229

The weighted-average fair value of options granted was $7.27 per share for the year-to-date period ended September 29, 2007 and $6.96 per share for the year-to-date period ended September 30, 2006. The total intrinsic value of options exercised was $75 million for the year-to-date period ended September 29, 2007 and $89 million for the year-to-date period ended September 30, 2006.

Other stock-based awards
During the periods presented, other stock-based awards consisted principally of executive performance shares granted under the Company’s 2003 Long-Term Incentive Plan.
In the first quarter of 2007, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year cash flow targets are achieved. The 2007 target grant currently corresponds to approximately 206,000 shares, with a grant-date fair value of approximately $46 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. For information on similar performance share awards in 2005 and 2006, refer to page 44 of the Company’s 2006 Annual Report on Form 10-K. Based on the market price of the Company’s common stock at September 29, 2007, the maximum future value that could be awarded to employees on the vesting date is (in millions): 2005 award-$30; 2006 award-$28; and 2007 award-$23.
Note 9 Employee benefits
The Company sponsors a number of U.S. and foreign pension, other postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 44 to 48 of the Company’s 2006 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended		Year-to-date period ended
(millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Service cost	$23	$23	$71	$69
Interest cost	47	43	139	127
Expected return on plan assets	(71)	(63)	(209)	(188)
Amortization of unrecognized prior service cost	5	4	10	10
Recognized net loss	16	19	48	58

Total pension expense — Company plans	$20	$26	$59	$76

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Service cost	$6	$4	$14	$13
Interest cost	17	17	51	49
Expected return on plan assets	(15)	(14)	(45)	(43)
Amortization of unrecognized prior service cost	(2)	—	(2)	(2)
Recognized net loss	6	7	18	23

Postretirement benefit expense	$12	$14	$36	$40

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006

Service cost	$2	$1	$4	$3
Interest cost	—	1	2	2
Recognized net loss	1	1	2	3

Postemployment benefit expense	$3	$3	$8	$8

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
Note 10 Income taxes
Effective income tax rate
The consolidated effective income tax rate was approximately 27% for the quarter and 28% for the year-to-date period ended September 29, 2007, as compared to approximately 32% for both the comparable quarter and year-to-date periods of 2006. The third quarter 2007 effective income tax rate was lower than the prior-period rate due primarily to statutory rate reductions, as discussed in the following paragraph. The year-to-date 2007 effective income tax rate also benefited from the reversal of a foreign tax liability of $40 million, which was triggered by the implementation of an international restructuring initiative in the first quarter of 2007.
In July 2007, the government of the United Kingdom enacted a statutory rate reduction of two percentage points, applicable from April 1, 2008. In August 2007, the government of Germany enacted a federal statutory income tax rate reduction of ten percentage points effective in 2008, partially offset by the effect of other German tax law changes. Accordingly, during the third quarter of 2007, the Company reduced its net deferred income tax liabilities in these jurisdictions to reflect the lower rates, resulting in a decrease to consolidated income tax expense of $17 million.
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
The Company files income taxes in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. For the past several years, the Company’s annual provision for U.S. federal income taxes has represented approximately 70% of the Company’s consolidated income tax provision. With limited exceptions, the Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2004. During the first quarter of 2007, the IRS commenced an examination of the Company’s 2004 and 2005 U.S. federal income tax returns, which is anticipated to be completed during the second half of 2008. The Company is also under examination for income and non-income tax filings in various state and foreign jurisdictions, most notably: 1) a U.S.-Canadian transfer pricing issue pending international arbitration (“Competent Authority”) with a related advanced pricing agreement for years 1997-2008; and 2) an on-going examination of 2002-2004 U.K. income tax filings, with an examination of the 2005 filing, which began in July 2007.
As of September 29, 2007, the Company has classified approximately $34 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the aforementioned current liability balance expected to be settled within one year, offset by approximately $26 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended September 29, 2007. Approximately $149 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

(millions)

Balance at December 31, 2006	$143
Tax positions related to current year:
Additions	24
Reductions	—
Tax positions related to prior years:
Additions	13
Reductions	(8)
Settlements	—
Lapses in statutes of limitation	—

Balance at September 29, 2007	$172

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other noncurrent liabilities.
The Company classifies income tax-related interest and penalties as interest expense and selling, general, and administrative expense, respectively. For the year-to-date period ended September 29, 2007, the Company recognized $7 million of tax-related interest and penalties and had approximately $27 million accrued at September 29, 2007.
Subsequent events
In addition to the aforementioned statutory rate reductions enacted in the Company’s fiscal third quarter, on October 1, 2007, the government of Mexico enacted a tax reform package. Beginning in 2008, corporate entities will pay the higher of traditional income tax (generally imposed at a rate of 28%) or a new corporate flat tax, which is phased in at a rate of 16.5% in 2008 to 17.5% by 2010. Under the new flat tax, allowable deductions, such as interest expense, are limited. Management is currently studying the impact of the Mexican tax law reform on the Company’s Latin American operations; however, we believe this tax reform could result in a slight increase in our consolidated effective income tax rate, beginning in 2008.
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

	Quarter ended		Year-to-date period ended
(millions)	September 29,	September 30,	September 29,	September 30,
(Results are unaudited)	2007	2006	2007	2006

Net sales
North America	$1,960	$1,887	$5,942	$5,611
Europe	604	542	1,801	1,570
Latin America	270	236	752	676
Asia Pacific (a)	170	158	487	466

Consolidated	$3,004	$2,823	$8,982	$8,323

Segment operating profit
North America	$333	$342	$1,059	$1,021
Europe	110	104	345	285
Latin America	66	64	168	177
Asia Pacific (a)	18	23	65	72
Corporate	(35)	(46)	(128)	(134)

Consolidated	$492	$487	$1,509	$1,421

(a)	Includes Australia, Asia and South Africa.
Note 12 Supplemental cash flow data

(millions)	Year-to-date period ended

Changes in operating assets and liabilities	September 29, 2007	September 30, 2006

Trade receivables	$(210)	$(188)
Inventories	(11)	(39)
Accounts payable	103	33
Accrued income taxes	22	39
Accrued interest expense	47	49
Accrued and prepaid advertising, promotion and trade allowances	95	73
Accrued salaries and wages	(42)	(21)
Exit plan-related reserves (a)	(3)	(9)
All other current assets and liabilities (b)	68	(9)

	$69	$(72)

(a)	Refer to Note 3 for further information.

(b)	Consists of various individually-insignificant business receipts and expenditures, including non-income tax refunds and hedging settlements.

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
We currently expect our full-year 2007 internal net sales to increase by mid single-digits. (Our measure of internal growth rates excludes the impact of currency, and if applicable, acquisitions, dispositions, and shipping day differences.) Based on year-to-date results, we believe this targeted growth will be fairly broad-based, with our North America, European, and Latin American operating segments all delivering strong sales performance this year. Primarily as a result of lower-than-expected income tax expense for the full year, we have chosen to reinvest in incremental cost-reduction initiatives, which is expected to adversely impact our full-year operating profit growth by one to two percentage points. Accordingly, we currently believe our full-year 2007 internal operating profit growth will increase by low single-digits; this forecasted performance is expected to reflect double-digit growth in advertising investment and an inflation-driven decline in gross margin of approximately 50 basis points. Our net interest expense for 2007 is currently expected to be approximately even with 2006 results and our consolidated effective income tax rate is currently projected to be approximately three percentage points lower than the 2006 rate of 32%. These two factors are expected to provide leverage for purposes of achieving our target of high single-digit growth in 2007 diluted net earnings per share. Lastly, we expect our cash flow performance to remain strong and are currently targeting a level of approximately one billion dollars for 2007.
For the year-to-date period ended September 29, 2007, we reported consolidated net sales growth of 8% with internal growth of 6%. Consolidated operating profit increased 6% on internal growth of 3%. Diluted net earnings per share grew 12%, from $2.06 for the year-to-date period of 2006 to $2.31 in the current year-to-date period. Similarly, for the third quarter of 2007, we reported consolidated net sales growth of 6% with internal growth of 4%. Consolidated operating profit grew 1% on a reported basis and declined 2% on an internal basis. This decline was principally attributable to our discretionary investment in cost-reduction initiatives, which reduced third quarter operating profit growth by nearly five percentage points. Diluted net earnings per share grew 9%, from $.70 in the third quarter of 2006 to $.76 in the current period. For the quarter, our earnings growth outpaced operating profit performance primarily due to a five percentage point decline in our consolidated effective income tax rate, versus the prior-year period.
Net sales and operating profit
The following table provides an analysis of net sales and operating profit performance for the third quarter of 2007 versus 2006:

	North		Latin	Asia		Consoli-
(dollars in millions)	America	Europe	America	Pacific (a)	Corporate	dated

2007 net sales	$1,960	$604	$270	$170	$—	$3,004

2006 net sales	$1,887	$542	$236	$158	$—	$2,823

% change — 2007 vs. 2006:
Volume (tonnage) (b)	-0.3%	0.1%	9.6%	0.2%	—	0.7%
Pricing/mix	3.5%	3.3%	2.7%	-1.2%	—	3.1%

Subtotal — internal business	3.2%	3.4%	12.3%	-1.0%	—	3.8%
Foreign currency impact	0.7%	8.2%	1.9%	8.1%	—	2.6%

Total change	3.9%	11.6%	14.2%	7.1%	—	6.4%

	North		Latin	Asia		Consoli-
(dollars in millions)	America	Europe	America	Pacific (a)	Corporate	dated

2007 operating profit	$333	$110	$66	$18	$(35)	$492

2006 operating profit	$342	$104	$64	$23	$(46)	$487

% change - 2007 vs. 2006:
Internal business	-3.6%	-1.7%	1.3%	-26.0%	21.9%	-1.9%
Foreign currency impact	0.8%	7.5%	1.7%	6.7%	0.0%	2.7%

Total change	-2.8%	5.8%	3.0%	-19.3%	21.9%	0.8%

(a)	Includes Australia, Asia, and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.
Despite a difficult comparison with 8% reported growth in the prior-year quarter, our solid consolidated net sales performance for the third quarter of 2007 reflects the continuation of broad-based successful innovation, brand-building (advertising and consumer promotion) investment, and in-store execution.
For the quarter, our North America operating segment reported internal net sales growth of 3%, with the retail snacks product group (wholesome snacks, cookies, crackers, toaster pastries, fruit snacks) contributing at a rate of 5% and the frozen and specialty (food service, vending, convenience, drug stores, custom manufacturing) channels product group contributing at a rate of 6%.
As discussed in the section herein entitled “Exit or disposal plans,” we have implemented a plan to reorganize our direct store-door delivery (DSD) operations in the southeastern United States in order to increase efficiency across our nationwide network. During this period, we successfully accelerated this plan, which we believe has better positioned our North America retail snacks business for strong growth in the future. Despite temporary disruption from DSD reorganization activities, our North America retail snacks product group achieved mid single-digit sales growth for the third quarter of 2007. Based on the success of this plan, we will also convert certain Kashi and fruit snack products to DSD distribution, effective January 2008, which we expect to result in some level of sales disruption during the fourth quarter of 2007 and the first quarter of 2008.
Internal sales for our North America retail cereal product group were approximately even with the prior-year period, even though we experienced solid growth in U.S. consumer consumption and Canadian sales of our products. Accordingly, we believe our current-period sales performance primarily reflects the normalization of U.S. retail cereal trade inventory levels, as compared to temporarily-elevated levels in the third quarter of 2006. During this period, we have remained on track with our sustainable innovation and brand-building investment strategies, which we believe has helped to sustain consumer consumption growth at expected levels. Based on this consumption growth and the continuation of normal trade inventory levels, we currently expect strong growth in North America retail cereal sales for the fourth quarter of 2007.
Our International operating segments collectively reported internal net sales growth of approximately 5% with leading dollar contributions from our UK, Italy, Mexico, and Venezuela business units. During the period, we continued to achieve strong sales growth of both cereal and snack products in our Latin America operating segment, due primarily to successful innovation and marketing strategies. Our European sales performance was adversely impacted by a voluntary product recall in the UK; nevertheless, this operating segment achieved low single-digit sales growth for the quarter and maintained its year-to-date internal sales growth at the mid single-digit level. The internal sales decline in our Asia Pacific operating segment (which represents only about 5% of our consolidated results) was attributable to continuing weak performance in our Australian business due to competitive pressures, which offset double-digit sales growth in our Asian and S. Africa markets.

For the quarter, our consolidated operating profit grew 1% on a reported basis and declined 2% on an internal basis. As further discussed in the section herein entitled “Exit or disposal plans,” this decline was principally attributable to a year-over-year increase in exit plan-related charges of $21 million. This discretionary investment in cost-reduction initiatives, which is consistent with our reinvestment strategy, reduced third quarter operating profit growth by nearly five percentage points. These operating profit results also reflect double-digit growth in advertising investment and an inflation-driven 40 basis point reduction in gross margin, as further discussed in the next section entitled “Margin performance.”
For the quarter, the allocation of the net increment amount of exit plan-related charges among operating segments reduced North America operating profit by $23 million and increased Europe operating profit by $2 million. The allocation within consolidated operating profit resulted in a favorable year-over-year impact on cost of goods sold of $7 million and an unfavorable impact on selling, general, and administrative expense of $28 million.
Taking into account these year-over-year segment shifts in exit plan-related charges, the operating profit results for our North America segment mirrored the consolidated performance. In Europe, the internal operating profit decline was primarily attributable to the aforementioned product recall and a significant increase in advertising expenditures as a percentage of sales; nevertheless, internal operating profit increased 11% on a year-to-date basis. As previously predicted, our Latin America operating segment continued to be impacted by corn price inflation and other cost factors, but managed to achieve a small increase in internal operating profit for the quarter. Our internal Asia Pacific operating profit declined by the equivalent of $6 million, largely related to the sales decline in that segment, significant investment in brand-building, and costs associated with operational efficiency initiatives in Australia. Although we do expect some stabilization in Asia Pacific and continued recovery in Latin America during the remainder of the year, we do not currently believe these segments’ full-year 2007 operating profit will exceed the 2006 level.
The following table provides an analysis of net sales and operating profit performance for the year-to-date periods of 2007 versus 2006. On a year-to-date basis, incremental exit plan-related charges were $44 million and were allocated to segments as follows (in millions): North America-$34; Europe-$10. The allocation of the net incremental amount within operating profit resulted in a favorable year-over-year impact on cost of goods sold of $22 million and an unfavorable impact on selling, general, and administrative expense of $66 million. Our year-to-date North America operating profit also included a charge of $5 million related to a lease residual value guarantee. Our year-to-date corporate operating profit included intangible impairment losses of $7 million. Refer to Notes 6 and 2, respectively, within Notes to Consolidated Financial Statements for further information on these charges.

	North		Latin	Asia		Consoli-
(dollars in millions)	America	Europe	America	Pacific (a)	Corporate	dated

2007 net sales	$5,942	$1,801	$752	$487	$—	$8,982

2006 net sales	$5,611	$1,570	$676	$466	$—	$8,323

% change - 2007 vs. 2006:
Volume (tonnage) (b)	1.4%	2.2%	8.2%	-1.9%	—	2.0%
Pricing/mix	4.2%	3.4%	1.4%	.8%	—	3.6%

Subtotal — internal business	5.6%	5.6%	9.6%	-1.1%	—	5.6%
Foreign currency impact	.3%	9.1%	1.6%	5.5%	—	2.3%

Total change	5.9%	14.7%	11.2%	4.4%	—	7.9%

	North		Latin	Asia		Consoli-
(dollars in millions)	America	Europe	America	Pacific (a)	Corporate	dated

2007 operating profit	$1,059	$345	$168	$65	$(128)	$1,509

2006 operating profit	$1,021	$285	$177	$72	$(134)	$1,421

% change - 2007 vs. 2006:
Internal business	3.4%	11.2%	-6.6%	-15.3%	3.9%	3.4%
Foreign currency impact	.3%	10.0%	1.5%	5.4%	—	2.7%

Total change	3.7%	21.2%	-5.1%	-9.9%	3.9%	6.1%

(a)	Includes Australia, Asia, and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

Margin performance
Margin performance for the third quarter and year-to-date periods of 2007 versus 2006 is presented in the following table:

			Change
			vs. prior
Quarter	2007	2006	year (pts.)

Gross margin (a)	44.7%	45.1%	-0.4

SGA% (b)	-28.3%	-27.8%	-0.5

Operating margin	16.4%	17.3%	-0.9

Year-to-date	2007	2006	Change

Gross margin (a)	44.3%	44.5%	-0.2

SGA% (b)	-27.5%	-27.4%	-0.1

Operating margin	16.8%	17.1%	-0.3

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

(b)	Selling, general, and administrative expense as a percentage of net sales.
As illustrated in the preceding tables, our consolidated gross margin declined versus the prior-year periods, principally due to significant, continuing commodity, fuel, and energy price inflation. Partially mitigating factors primarily included savings from cost-reduction initiatives and price/mix improvements. For the periods presented, our SGA% was adversely impacted by incremental exit plan-related charges, which more than offset a favorable impact on gross margin and resulted in a net unfavorable exit plan-related impact on operating margin of 70 basis points for the quarter and 50 basis points for the year-to-date period.
Based on our year-to-date performance, we currently expect that our full-year 2007 consolidated gross margin will decline by approximately 50 basis points. This forecast incorporates approximately $200 million of year-over-year commodity, fuel, and energy price inflation, net of a modest reduction in employee benefit costs. Approximately 60% of this price inflation was absorbed in the year-to-date period. As compared to our original 2007 price inflation forecast of $110-$130 million (discussed on page 14 of our 2006 Annual Report on Form 10- K), our most recent projection incorporates higher, current market prices for packaging and ingredient purchases, primarily dairy, eggs, and wheat.
Despite the full-year 2007 forecasted gross margin decline, we achieved incremental gross profit of $277 million, which provides more than enough funds to invest aggressively in our brands while delivering on earnings growth targets.
Exit or disposal plans
As discussed on pages 14-15 of our 2006 Annual Report on Form 10-K, we view our continued spending on cost-reduction initiatives as part of our ongoing operating principles to reinvest earnings so as to provide greater visibility in meeting long-term growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion (“expected pay-back target”). Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation, which is then reinvested in the business. Certain of these initiatives represent exit or disposal plans for which material charges will be incurred. We include these charges in our measure of operating segment profitability.
As discussed in the following paragraphs of this section, we are currently committed to exit plans that are expected to generate approximately $100 million of related charges for the full year of 2007 as compared to $82 million in 2006. Additionally, we currently expect full-year 2007 cash requirements for these projects to approximate our forecast of exit plan-related charges. We expect these cash requirements to be funded by operating cash flow. These forecasted charges and cash requirements are incorporated in our communicated expectations for 2007 earnings and cash flow performance. Additional initiatives, which could be implemented in 2007 or 2008, are in the planning stages and will be announced as we commit to a course of action.
In 2006, we commenced a multi-year European manufacturing optimization plan to improve utilization of our facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, we currently expect to incur approximately $60 million in total project costs (including those already incurred in 2006), largely comprised of voluntary early retirement and severance benefits to eliminate approximately 220 hourly and salaried employee positions from the Manchester facility by the end of 2008. For 2006, we incurred approximately $28 million of total project costs and expect to incur approximately $18 million in 2007, with the remainder incurred in 2008. (Refer to page 36 of our 2006 Annual Report on Form 10-K for further information on this initiative.)
All of the costs for the European manufacturing optimization plan have been recorded in cost of goods sold within our European operating segment. The following tables present total project costs to date and a reconciliation of employee severance reserves for this initiative. All other cash costs were paid in the period incurred.

	Employee	Other cash	Asset write-	Retirement
Project costs to date (in millions)	severance	costs (a)	offs	benefits (b)	Total

Year ended December 30, 2006	$12	$2	$5	$9	$28
Quarter ended March 31, 2007	3	1	1	—	5
Quarter ended June 30, 2007	4	1	2	—	7
Quarter ended September 29, 2007	—	2	—	—	2

Total project to date	$19	$6	$8	$9	$42

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transactions.

(b)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Employee severance reserves to	Beginning of			End of
date (in millions)	period	Accruals	Payments	period

Year ended December 30, 2006	$—	$12	$—	$12
Quarter ended March 31, 2007	12	3	(9)	6
Quarter ended June 30, 2007	6	4	(5)	5
Quarter ended September 29, 2007	5	—	(5)	—

Total project to date		$19	$(19)

Following the 2006 commencement of our multi-year European optimization in Manchester, England, in October 2007, we committed to reorganize certain production processes between our plants in Valls, Spain and Bremen, Germany. Commencement of this plan follows consultation with union representatives at the Bremen facility regarding the elimination of approximately 120 employee positions. This reorganization plan is specifically intended to improve manufacturing and distribution efficiency across our continental European operations, and is expected to be completed by mid 2008. Based on current foreign exchange rates, we expect to incur approximately $23 million of total project costs, comprised approximately 50% of asset write-offs and 50% of employee separation benefits and other cash costs. Based on the current project timetable, virtually all of these costs are expected to be recognized in 2008.
In July 2007, we commenced a plan to reorganize our direct store-door delivery (DSD) operations in the southeastern United States. This DSD reorganization plan is intended to integrate our southeastern sales and distribution regions with the rest of our U.S. direct store-door operations, resulting in greater efficiency across the nationwide network. In preparation for this initiative, in June 2007, we began to extend offers to exit approximately 517 distribution route franchise agreements with independent contractors, which were substantially accepted as of July 2007. The plan is expected to result in the involuntary termination or relocation of approximately 300 employee positions. We expect to substantially complete this initiative by the end of 2007 and to incur approximately $80 million of total project costs during that period, principally consisting of cash expenditures for route franchise settlements and to a lesser extent, for employee separation, relocation, and reorganization.
All of the costs for the U.S. DSD reorganization plan have been recorded in selling, general, and administrative expense within our North America operating segment. The following tables present total project costs to date and a reconciliation of reserves for route franchise settlements and employee severance.

	Route		Retirement
	franchise		benefits	Asset write-
Project costs to date (in millions)	settlements	Severance	(a)	offs	Total

Quarter ended June 30, 2007	$38	$—	$—	$—	$38
Quarter ended September 29, 2007	23	2	2	1	28

Total project to date	$61	$2	$2	$1	$66

(a)	Estimated multiemployer pension plan withdrawal liability.

Route franchise settlements	Beginning of			End of
reserves to date (in millions)	period	Accruals	Payments	period

Quarter ended June 30, 2007	$—	$38	$—	$38
Quarter ended September 29, 2007	38	23	(51)	10

Total project to date		$61	$(51)

Employee severance reserves to	Beginning of			End of
date (in millions)	period	Accruals	Payments	period

Quarter ended June 30, 2007	$—	$—	$—	$—
Quarter ended September 29, 2007	—	2	(1)	1

Total project to date		$2	$(1)

In summary, operating profit for the quarter ended September 29, 2007 included total exit plan-related charges of $30 million, comprised of $2 million recorded in cost of goods sold and $28 million recorded in selling, general, and administrative expense. The operating segment impact of these costs was (in millions): North America-$28; Europe-$2. On a year-to-date basis, operating profit included total exit plan-related charges of $80 million, comprised of $14 million recorded in cost of goods sold and $66 million recorded in selling, general, and administrative expense. The operating segment impact of these costs was (in millions): North America-$66; Europe-$14.
Cost of goods sold for the quarter and year-to-date periods ended September 30, 2006, included total exit plan-related charges of approximately $9 million and $36 million, respectively. The total year-to-date amount for 2006 was comprised of $15 million of asset write-offs, $4 million attributable to a multiemployer pension plan withdrawal liability, and $17 million of cash expenditures, which consisted principally of severance, removals, and production relocation costs. For the quarter, the operating segment impact of these costs was (in millions): North America-$5; Europe-$4. For the year-to-date period, the operating segment impact was (in millions): North America-$32; Europe-$4. The North America costs related to a U.S. bakery consolidation initiative, which was completed in 2006. The details of this initiative are provided on page 37 of our 2006 Annual Report on Form 10-K. The European costs were incurred as part of a multi-year European manufacturing optimization plan described above and on page 36 of our 2006 Annual Report on Form 10-K.
Interest expense
Interest expense for the current year-to-date period was $233 million and interest income (which is recorded within other income) was $15 million, as compared to the prior-year period interest expense of $227 million and interest income of $7 million. Accordingly, interest expense, net of interest income, for the year-to-date period of 2007 was within $3 million of the 2006 amount. For the full year of 2007, we currently expect interest expense, net of interest income, to approximate the 2006 level of $296 million.
Income taxes
The consolidated effective income tax rate was approximately 27% for the quarter and 28% for the year-to-date period ended September 29, 2007, as compared to approximately 32% for both the comparable quarter and year-to-date periods of 2006. The third quarter 2007 effective income tax rate was lower than the prior-period rate due primarily to statutory rate reductions, as discussed in the following paragraph. The year-to-date 2007 effective income tax rate also benefited from the reversal of a foreign tax liability of $40 million, which was triggered by our implementation of an international restructuring initiative in the first quarter of 2007.
In July 2007, the government of the United Kingdom enacted a statutory rate reduction of two percentage points, applicable from April 1, 2008. In August 2007, the government of Germany enacted a federal statutory income tax rate reduction of ten percentage points effective in 2008, partially offset by the effect of other German tax law changes. Accordingly, during the third quarter of 2007, we reduced our net deferred income tax liabilities in these jurisdictions to reflect the lower rates, resulting in a decrease to consolidated income tax expense of $17 million.
In addition to these statutory rate reductions enacted in our fiscal third quarter, on October 1, 2007, the government of Mexico enacted a tax reform package. Beginning in 2008, corporate entities will pay the higher of traditional income tax (generally imposed at a rate of 28%) or a new corporate flat tax, which is phased in at a rate of 16.5% in 2008 to 17.5% by 2010. Under the new flat tax, allowable deductions, such as interest expense, are limited. We are currently studying the impact of the Mexican tax law reform on our Latin American operations; however, we believe this law change could result in a slight increase in our consolidated effective income tax rate, beginning in 2008.
Taking into account the cumulative amount of discrete tax benefits that have been recognized through September 29, 2007, we currently believe that our full-year 2007 consolidated effective income tax rate will be approximately 29%. Our projection of effective income tax rate for any period is highly influenced by country mix of earnings, changes in statutory tax rates, timing of implementation of tax planning initiatives, and developments which affect our evaluation of uncertain tax positions. For further information on our uncertain tax positions, refer to Note 10 within Notes to Consolidated Financial Statements.
Liquidity and capital resources
Overview
Our principal source of liquidity is operating cash flows, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs. During 2007, we believe our Company’s financial strength has been especially evident in the face of the recent U.S. sub-prime mortgage market crisis and its pervasive effect on general credit market liquidity. For the year-to-date period, we have continued to have unfettered access to the U.S. commercial paper market without significant increase in our effective short-term borrowing rate, our commercial paper and term debt credit ratings have not been affected, and we continue to expect our total interest expense for 2007 to remain consistent with our original forecast. We have not had any significant new borrowings under our Euro or Canadian commercial paper programs since June 2007, which has limited our exposure to non-U.S. credit market illiquidity during this turbulent period.
Although we presently observe a general recovery of liquidity within the commercial paper market and improved pricing in the corporate bond market, we cannot reasonably predict the extent and duration of the continuing sub-prime mortgage market crisis, nor the potential indirect effect on our sector. However, we continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected bolt-on acquisitions, through our strong cash flow, our program of issuing short-term debt, and maintaining credit facilities on a global basis. Our significant long-term debt issues do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our aforementioned credit facilities, which represented in excess of 1.8 times our outstanding commercial paper balance of approximately $1.8 billion at September 29, 2007. In addition, assuming continuation of the present market conditions, we believe it would be possible to term out certain short-term maturities or obtain additional credit facilities such that the Company could further extend its ability to meet its long-term borrowing obligations through 2008.
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding) is relatively short; equating to approximately 28 days for the trailing 365-day period ended September 29, 2007, which is similar to the comparable prior year period. The following table presents the major components of our operating cash flow during the current and prior year-to-date periods:

	Year-to-date period ended
	September 29,	September 30,	Change versus
(in millions)	2007	2006	prior year

Operating activities
Net earnings	$927	$822	$105

Items in net earnings not requiring (providing) cash:
Depreciation and amortization	275	258	17
Deferred income taxes	(114)	2	(116)
Other (a)	138	140	(2)

Pension and other postretirement benefit plan contributions	(42)	(38)	(4)
Changes in operating assets and liabilities:
Core working capital (b)	(118)	(194)	76
Other working capital	187	122	65

	69	(72)	141

Net cash provided by operating activities	$1,253	$1,112	$141

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Inventory and trade receivables less trade payables.
Our net cash provided by operating activities for the year-to-date period ended September 29, 2007 was $141 million higher than the comparable period of 2006, due primarily to growth in cash-basis earnings and favorable working capital performance, as presented in the preceding schedule:
•	Core working capital — In relation to the prior period, the favorable year-over-year variance was principally attributable to higher trade payables, which are due, in part, to increased payment terms in international locations.
•	Other working capital — The favorable movement primarily represents year-over-year timing of various individually-insignificant business receipts and expenditures, including non-income tax refunds and hedging settlements.
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

	Year-to-date period ended
	September 29,	September 30,	Change versus
(dollars in millions)	2007	2006	prior year

Net cash provided by operating activities	$1,253	$1,112	12.7%
Additions to properties	(292)	(262)

Cash flow	$961	$850	13.1%

For 2007, we are targeting cash flow (as defined) of approximately one billion dollars. In comparison to average quarterly cash flow of approximately $320 million for the year-to-date period, the lower-than-average implied fourth quarter cash flow reflects our expectations regarding historical seasonality and incremental benefit plan funding patterns.
Investing activities
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
On November 1, 2007, a subsidiary of the Company acquired Bear Naked, Inc., a leading seller of natural granola products. On November 5, 2007, the Company acquired certain assets and liabilities of the Wholesome & Hearty Foods Company, a U.S. manufacturer of veggie foods marketed under the Gardenburger® brand. The Company paid a total of approximately $122 million in cash for these businesses. In addition, the Company or its subsidiaries have entered into agreements to purchase several businesses in various areas around the world. Pending receipt of regulatory approvals and satisfaction of other pre-closing conditions, we currently expect to complete these acquisitions as early as the fourth quarter of 2007, for a total cash purchase price of approximately $120-$150 million.
Financing activities
For 2007, our Board of Directors has currently authorized a stock repurchase program of up to $650 million for general corporate purposes and to offset issuances under employee benefit programs. As of September 29, 2007, we had spent $417 million of this authorization to purchase approximately 8 million shares. We currently expect to spend the entire 2007 stock repurchase authorization by year end. On October 26, 2007, our Board approved a similar stock repurchase authorization for 2008 of up to $650 million.
On September 15, 2007, our Company paid a quarterly dividend to shareholders of $.31 per common share, which represented a 6.5% increase from the previous level of $.2910 per common share paid during the four preceding quarterly periods. This increase is consistent with our current plan to maintain our dividend pay-out ratio between 40% and 50% of reported net earnings. In October 2007, our Board of Directors declared another dividend of $.31 per common share, payable December 14, 2007, to shareholders of record at the close of business on December 3, 2007.
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
In connection with these financing activities, we increased our short-term lines of credit from $2.2 billion at December 30, 2006 to approximately $3.3 billion at September 29, 2007. This increase was achieved via a $400 million unsecured 364-Day Credit Agreement effective January 31, 2007 and a $700 million 364-Day Credit Agreement effective June 13, 2007. These 364-Day Agreements contain customary covenants, warranties, and restrictions similar to those described for the Five-Year Credit Agreement on page 41 of our 2006 Annual Report on Form 10-K. Our credit facilities are available for general corporate purposes, including commercial paper back-up, although we do not currently anticipate any draw-down of the facilities.
As compared to our financial position as of December 30, 2006, our total cash at September 29, 2007 has increased $165 million to $576 million, while total debt has remained approximately at just under $5 billion. Additionally, the domicile of approximately $.8 billion of short-term debt (notes payable and current maturities of long-term debt) has shifted from international locations to the United States. These movements during the year-to-date period of 2007 are primarily associated with the settlement of certain intercompany transactions. Taking into account the aforementioned pending business acquisitions and other factors, we currently expect our total cash balance to decline and our net debt (debt, net of cash) level to increase modestly during the remainder of 2007.

Forward-looking statements
This Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments in business acquisitions; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, fuel, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:
•	the impact of competitive conditions;
•	the effectiveness of pricing, advertising, and promotional programs;
•	the success of innovation and new product introductions;
•	the recoverability of the carrying value of goodwill and other intangibles;
•	the success of productivity improvements and business transitions;
•	fuel, energy and commodity (ingredient and packaging) prices;
•	labor, wage and benefit costs;
•	the availability of and interest rates on short-term and long-term financing;
•	actual market performance of benefit plan trust investments;
•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;
•	changes in consumer behavior and preferences;
•	the effect of U.S. and foreign economic conditions on items such as interest rates, taxes and tariffs, currency conversion and availability;
•	legal and regulatory factors;
•	business disruption or other losses from war, terrorist acts, or political unrest; and,
•	the risks and uncertainties described herein under Part II, Item 1A.
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
As of September 29, 2007, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KELLOGG COMPANY
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 other than as set forth below.
Technology failures could disrupt our operations and negatively impact our business.
We increasingly rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. We have technology security initiatives and disaster recovery plans in place or in process to mitigate our risk to these vulnerabilities, but these measures may not be adequate.
The risk factors disclosed under this Part II, Item 1A and in Part I, Item 1A to our Annual report on Form 10-K for the fiscal year ended December 30, 2006, in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
(millions, except per share data)

				(d) Approximate
			(c) Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	(a) Total Number of	(b) Average Price	Announced Plans or	the Plans or
Period	Shares Purchased	Paid per Share	Programs	Programs
Period #1: 7/1/07-7/28/07	0.1	$51.93	0.1	$386
Period #2: 7/29/07-8/25/07	1.2	53.55	1.2	326
Period #3: 8/26/07-9/29/07	1.8	55.26	1.8	233

Total (1)	3.1	$54.47	3.1

(1)	Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:
a.	Approximately 2.8 million shares were purchased during the third quarter of 2007 under a program authorized by our Board of Directors to repurchase up to $650 million of Kellogg common stock during 2007 for general corporate purposes and to offset issuances for employee benefit programs. This repurchase program was publicly announced in a press release on December 11, 2006. On October 26, 2007, our Board of Directors authorized a stock repurchase program of up to $650 million for 2008, which was publicly announced in a press release October 29, 2007.
b.	Approximately .3 million shares were purchased during the third quarter of 2007 from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described in Note 8 within Notes to Consolidated Financial Statements, which is included herein under Part I, Item 1.

Item 6. Exhibits
     (a) Exhibits:
31.1	Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant

32.1	Section 1350 Certification from A.D. David Mackay

32.2	Section 1350 Certification from John A. Bryant

KELLOGG COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY
/s/ J.A. Bryant
J.A. Bryant
Principal Financial Officer; Executive Vice President, Chief Financial Officer, Kellogg Company and President, Kellogg North America

/s/ A.R. Andrews
A.R. Andrews
Principal Accounting Officer; Vice President — Corporate Controller

Date: November 5, 2007

KELLOGG COMPANY
EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

31.1	Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant	E

32.1	Section 1350 Certification from A.D. David Mackay	E

32.2	Section 1350 Certification from John A. Bryant	E