Form 10-K
period 2007-12-29
KELLOGG CO
filed 2008-02-25
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended December 29, 2007

Commission file number 1-4171

Kellogg Company
(Exact Name of Registrant as Specified in its Charter)

Delaware	38-0710690
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Exchange Act of 1934.  Yes ☐  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one)
Large accelerated filer ☑               Accelerated filer ☐               Non-accelerated filer ☐               Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on June 29, 2007 was approximately $15.6 billion based on the closing price of $51.79 for one share of common stock, as reported for the New York Stock Exchange on that date.

As of January 25, 2008, 388,954,500 shares of the common stock of the registrant were issued and outstanding.

Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 25, 2008 are incorporated by reference into Part III of this Report.

PART 1.

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

Principal Products.  Our principal products are ready-to-eat cereals and convenience foods, such as cookies, crackers, toaster pastries, cereal bars, fruit snacks, frozen waffles and veggie foods. These products were, as of February 22, 2008, manufactured by us in 18 countries and marketed in more than 180 countries. Our cereal products are generally marketed under the Kellogg’s name and are sold principally to the grocery trade through direct sales forces for resale to consumers. We use broker and distribution arrangements for certain products. We also generally use these, or similar arrangements, in less-developed market areas or in those market areas outside of our focus.

We also market cookies, crackers, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Murray, Austin and Famous Amos, to supermarkets in the United States through a direct store-door (DSD) delivery system, although other distribution methods are also used.

Additional information pertaining to the relative sales of our products for the years 2005 through 2007 is located in Note 14 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

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

The principal ingredients in the products produced by us in the United States include corn grits, wheat and wheat derivatives, oats, rice, cocoa and chocolate, soybeans and soybean derivatives, various fruits, sweeteners, flour, vegetable oils, dairy products, eggs, and other filling ingredients, which are obtained from various sources. Most of these commodities are purchased principally from sources in the United States.

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

Natural gas and propane are the primary sources of energy used to power processing ovens at major domestic and international facilities, although certain locations may use oil or propane on a back-up or alternative basis. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. As further discussed herein under Part II, Item 7A, beginning in 2006, we have used over-the-counter commodity price swaps to hedge some of our natural gas costs.

Trademarks and Technology.  Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to cereals and convenience foods manufactured and marketed by us, and we also grant licenses to third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals, convenience foods and our other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Complete Bran Flakes, Complete Wheat Flakes, Cocoa Krispies, Cinnamon Crunch Crispix, Corn Pops, Cruncheroos, Kellogg’s Corn Flakes, Cracklin’ Oat Bran, Crispix,

Froot Loops, Kellogg’s Frosted Flakes, Frosted Mini-Wheats, Frosted Krispies, Just Right, Kellogg’s Low Fat Granola, Mueslix, Nutri-Grain, Pops, Product 19, Kellogg’s Raisin Bran, Rice Krispies, Raisin Bran Crunch, Smacks/Honey Smacks, Smart Start, Special K and Special K Red Berries in the United States and elsewhere; Zucaritas, Choco Zucaritas, Crusli Sucrilhos, Sucrilhos Chocolate, Sucrilhos Banana, Vector, Musli, NutriDia, and Choco Krispis for cereals in Latin America; Vive and Vector in Canada; Choco Pops, Chocos, Frosties, Muslix, Fruit ’n’ Fibre, Kellogg’s Crunchy Nut Corn Flakes, Kellogg’s Crunchy Nut Red Corn Flakes, Honey Loops, Kellogg’s Extra, Sustain, Muslix, Country Store, Ricicles, Smacks, Start, Smacks Choco Tresor, Pops, and Optima for cereals in Europe; and Cerola, Sultana Bran, Chex, Frosties, Goldies, Rice Bubbles, Nutri-Grain, Kellogg’s Iron Man Food, and BeBig for cereals in Asia and Australia. Additional Company trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak, Jumbo, and Variety.

Other Company brand names include Kellogg’s Corn Flake Crumbs; Croutettes for herb season stuffing mix; All-Bran, Choco Krispis, Froot Loops, NutriDia, Kuadri-Krispis, Zucaritas, Special K, and Crusli for cereal bars, Keloketas for cookies, Komplete for biscuits; and Kaos for snacks in Mexico and elsewhere in Latin America; Pop-Tarts Pastry Swirls for toaster danish; Pop-Tarts and Pop-Tarts Snak-Stix for toaster pastries; Eggo, Special K, Froot Loops and Nutri-Grain for frozen waffles and pancakes; Rice Krispies Treats for baked snacks and convenience foods; Special K2O flavored water and flavored protein water mixes; Nutri-Grain cereal bars, Nutri-Grain yogurt bars, All-Bran bars and crackers, Smart Start bars and Kellogg’s Crunch bars for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Day Dawn, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Nutri-Grain Squares, Nutri-Grain Elevenses, and Rice Krispies Squares for convenience foods in Europe; Fruit Winders for fruit snacks in the United Kingdom; Kashi and GoLean for certain cereals, nutrition bars, and mixes; TLC for crackers; Special K and Vector for meal replacement products; and Morningstar Farms, Loma Linda, Natural Touch, and Worthington for certain meat and egg alternatives.

We also market convenience foods under trademarks and tradenames which include Keebler, Cheez-It, E. L. Fudge, Murray, Famous Amos, Austin, Ready Crust, Chips Deluxe, Club, Fudge Shoppe, Hi-Ho, Sunshine, Krispy, Munch’Ems, Right Bites, Sandies, Soft Batch, Toasteds, Town House, Vienna Fingers, Wheatables, and Zesta. One of our subsidiaries is also the exclusive licensee of the Carr’s cracker and cookie line in the United States.

Our trademarks also include logos and depictions of certain animated characters in conjunction with our products, including Snap!Crackle!Pop! for Cocoa Krispies and Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Ernie Keebler for cookies, convenience foods and other products; the Hollow Tree logo for certain convenience foods; Toucan Sam for Froot Loops; Dig ’Em for Smacks; Coco the Monkey for Coco Pops; Cornelius for Kellogg’s Corn Flakes; Melvin the elephant for certain cereal and convenience foods; Chocos the Bear, Kobi the Bear and Sammy the Seal for certain cereal products.

The slogans The Best To You Each Morning, The Original and Best, They’re Gr-r-reat!, The Difference is K, One Bowl Stronger and Supercharged, used in connection with our ready-to-eat cereals, along with L’ Eggo my Eggo, used in connection with our frozen waffles and pancakes, and Elfin Magic used in connection with convenience food products are also important Kellogg trademarks.

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

Customers.  Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during 2007, comprised principally of sales within the United States. At December 29, 2007, approximately 13% of our consolidated receivables balance and 21% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. During 2007, our top five customers, collectively, accounted for approximately 32% of our consolidated net sales and approximately 40% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry in recent years and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.

Backlog.  For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 29, 2007 and December 30, 2006, was not material to us.

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

Research and Development.  Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately $179 million in 2007, $191 million in 2006 and $181 million in 2005.

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

Employees.  At December 29, 2007, we had approximately 26,500 employees.

Financial Information About Geographic Areas.  Information on geographic areas is located in Note 14 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Executive Officers.  The names, ages, and positions of our executive officers (as of February 15, 2008) are listed below together with their business experience. Executive officers are generally elected annually by the Board of Directors at the meeting immediately prior to the Annual Meeting of Shareowners.

James M. Jenness	61
Chairman of the Board

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

A. D. David Mackay	52
President and Chief Executive Officer

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

John A. Bryant	42
Executive Vice President and Chief Financial Officer, Kellogg Company
President, Kellogg North America

Mr. Bryant joined Kellogg in March 1998, working in support of the global strategic planning process. He was appointed Senior Vice President and Chief Financial Officer, Kellogg USA, in August 2000, was appointed as Kellogg’s Chief Financial Officer in February 2002 and was appointed Executive Vice President later in 2002. He also assumed responsibility for the Natural and Frozen Foods Division, Kellogg USA, in September 2003. He was appointed Executive Vice President and President, Kellogg International in June 2004 and was appointed Executive Vice President and Chief Financial Officer, Kellogg Company, President, Kellogg International in December 2006. In July 2007, Mr. Bryant was appointed Executive Vice President and Chief Financial Officer, Kellogg Company, President, Kellogg North America.

Jeffrey W. Montie	46
Executive Vice President, Kellogg Company
President, Kellogg International

Mr. Montie joined Kellogg Company in 1987 as a brand manager in the U.S. ready-to-eat cereal (RTEC) business and held assignments in Canada, South Africa and Germany, and then served as Vice President, Global Innovation for Kellogg Europe before being promoted. In December 2000, Mr. Montie was promoted to President, Morning Foods Division of Kellogg USA and, in August 2002, to Senior Vice President, Kellogg Company. Mr. Montie has been Executive Vice President of Kellogg Company since September 2003. He was President of Kellogg North America from June 2004 to July 2007. In July 2007, Mr. Montie was appointed Executive Vice President, Kellogg Company, President, Kellogg International and assumed the additional responsibilities for leading Kellogg’s global innovation, marketing, consumer promotions and sales teams.

Donna J. Banks	51
Senior Vice President, Global Innovation and
Chief Environmental Officer

Donna J. Banks, Ph.D., has been Kellogg’s Senior Vice President, Global Innovation and Chief Environmental Officer since November 2007. Dr. Banks joined Kellogg in 1983. She was appointed to Senior Vice President, Research and Development in 1997, to Senior Vice President, Global Innovation in 1999 and to Senior Vice President, Research, Quality and Technology in 2000. She was Senior Vice President, Global Supply Chain from June 2004 to November 2007. She is also a director of Independent Bank Corporation.

Ruth E. Bruch	54
Senior Vice President, Chief Information Officer

Ruth Bruch has been Kellogg’s Senior Vice President and Chief Information Officer since February 2006. From 2002 to 2006, Ms. Bruch held the position of Senior Vice President and CIO for Lucent Technologies. Ms. Bruch is also a member of the board of directors of The Bank of New York Mellon Corporation.

Celeste Clark	54
Senior Vice President, Global Nutrition and Corporate Affairs

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

Brad J. Davidson	47
Senior Vice President, Kellogg Company
President, U.S. Snacks

Brad Davidson has been President, U.S. Snacks since June 2003 and Senior Vice President, Kellogg Company since August 2003. Mr. Davidson joined Kellogg Canada as a sales representative in 1984. He held numerous positions in Canada, including manager of trade promotions, account executive, brand manager, area sales manager, director of customer marketing and category management, and director of Western Canada. Mr. Davidson transferred to Kellogg USA in 1997 as director, trade marketing. He later was promoted to Vice President, Channel Sales and Marketing and then to Vice President, National Teams Sales and Marketing. In 2000, he was promoted to Senior Vice President, Sales for the Morning Foods Division, Kellogg USA, and to Executive Vice President and Chief Customer Officer, Morning Foods Division, Kellogg USA in 2002.

Timothy P. Mobsby	52
Senior Vice President, Kellogg Company
Executive Vice President, Kellogg International and President, Kellogg Europe

Tim Mobsby has been Senior Vice President, Kellogg Company; Executive Vice President, Kellogg International; and President, Kellogg Europe since October 2000. Mr. Mobsby joined the company in 1982 in the United Kingdom, where he fulfilled a number of roles in the marketing area on both established brands and in new product development. From January 1988 to mid 1990, he worked in the cereal marketing group of Kellogg USA, his last position being Vice President of Marketing. From 1990 to 1993, he was President and Director General of Kellogg France & Benelux, before returning to the United Kingdom as Regional Director, Kellogg Europe and Managing Director, Kellogg Company of Great Britain Limited. He was subsequently appointed Vice President, Marketing, Innovation and Trade Strategy, Kellogg Europe. He was Vice President, Global Marketing from February to October 2000.

Paul T. Norman	43
Senior Vice President, Kellogg Company
President, U.S. Morning Foods

Paul Norman has been Senior Vice President, Kellogg Company since December 2005 and President, U.S. Morning Foods since September 2004. Mr. Norman joined Kellogg’s U.K. sales organization in 1987. He was promoted to director, marketing, Kellogg de Mexico in January 1997; to Vice President, Marketing, Kellogg USA in February 1999; and to President, Kellogg Canada Inc. in December 2000. In February 2002, he was promoted to Managing Director, United Kingdom/Republic of Ireland. He was promoted to Vice President in September 2004.

Gary H. Pilnick	43
Senior Vice President, General Counsel,
Corporate Development and Secretary

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

Kathleen Wilson-Thompson	50
Senior Vice President, Global Human Resources

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

Alan R. Andrews	52
Vice President and Corporate Controller

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

An impairment in the carrying value of goodwill or other acquired intangibles could negatively affect our consolidated operating results and net worth.

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

As of December 29, 2007, the carrying value of intangible assets totaled approximately $4.97 billion, of which $3.52 billion was goodwill and $1.45 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $11.4 billion and shareholders’ equity of $2.53 billion.

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

We have indebtedness that is substantial in relation to our shareholders’ equity. As of December 29, 2007, we had total debt of approximately $5.23 billion and shareholders’ equity of $2.53 billion.

Our substantial indebtedness could have important consequences, including:

•	impairing the ability to obtain additional financing for working capital, capital expenditure or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward;

•	restricting our flexibility in responding to changing market conditions or making us more vulnerable in the event of a general downturn in economic conditions or our business;

•	requiring a substantial portion of the cash flow from operations to be dedicated to the payment of principal and interest on our debt, reducing the funds available to us for other purposes such as expansion through acquisitions, marketing spending and expansion of our product offerings; and

•	causing us to be more leveraged than some of our competitors, which may place us at a competitive disadvantage.

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

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during 2007, comprised principally of sales within the United States. At December 29, 2007, approximately 13% of our consolidated receivables balance and 21% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. During 2007, our top five customers, collectively, accounted for approximately 32% of our consolidated net sales and approximately 40% of U.S. net sales. As the retail grocery trade continues to consolidate and mass marketers become larger, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer for an extended length of time could negatively impact our sales and profits.

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

The manufacturing, marketing and distribution of food products are subject to governmental regulation that is becoming increasingly onerous. Those regulations control such matters as ingredients, advertising, relations with distributors and retailers, health and safety and the environment. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax and environmental matters. The need to comply with new or revised tax, environmental or other laws or regulations, or new or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations.

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

We operated, as of February 22, 2008,
manufacturing plants and distribution and warehousing facilities totaling more than 28 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants in San Jose, California; Atlanta, Augusta, Columbus, and Rome, Georgia; Chicago, Illinois; Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary and Charlotte, North Carolina; Cincinnati, Fremont, and Zanesville, Ohio; Muncy, Pennsylvania; Rossville, Tennessee; Clearfield, Utah; and Allyn, Washington.

Outside the United States, we had, as of February 22, 2008, additional manufacturing locations, some with warehousing facilities, in Australia, Brazil, Canada, Colombia, Ecuador, Germany, Great Britain, Guatemala, India, Japan, Mexico, Russia, South Africa, South Korea, Spain, Thailand, and Venezuela.

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

Information on the market for our common stock, number of share owners and dividends is located in Note 13 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

The following table provides information with respect to acquisitions by us of our shares of common stock during the quarter ended December 29, 2007.

Issuer Purchases of Equity Securities

(millions, except per share data)
				(d)
			(c)	Approximate
			Total number of	dollar value of
	(a)	(b)	shares purchased	shares that may
	Total number	Average	as part of publicly	yet be purchased
	of shares	price paid	announced	under the plans
Period	purchased	per share	plans or programs	or programs

Month #1: 09/30/07-10/27/07	.2	$55.74	.2	$221
Month #2: 10/28/07-11/24/07	3.8	$52.39	3.8	$24
Month #3: 11/25/07-12/29/07	.5	$53.18	.5	—
Total (1)	4.5	$52.64	4.5

(1)	Shares included in the preceding table were purchased as part of publicly announced plans or programs, as follows:

a)	Approximately 4.4 million shares were purchased during the fourth quarter of 2007 under a program authorized by our Board of Directors to repurchase up to $650 million of Kellogg common stock during 2007 for general corporate purposes and to offset issuances for employee benefit programs. This repurchase program was publicly announced in a press release on December 11, 2006. On October 26, 2007, our Board of Directors authorized a stock repurchase program of up to $650 million for 2008, which was publicly announced in a press release on October 29, 2007.

b)	Approximately .1 million shares were purchased during the fourth quarter of 2007 from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

ITEM 6.	SELECTED FINANCIAL DATA

Kellogg Company and Subsidiaries

Selected Financial Data

(millions, except per share data and number of employees)	2007	2006	2005	2004	2003

Operating trends
Net sales	$11,776	$10,907	$10,177	$9,614	$8,811
Gross profit as a % of net sales	44.0%	44.2%	44.9%	44.9%	44.4%
Depreciation	364	351	390	399	360
Amortization	8	2	2	11	13
Advertising expense	1,063	916	858	806	699
Research and development expense	179	191	181	149	127
Operating profit	1,868	1,766	1,750	1,681	1,544
Operating profit as a % of net sales	15.9%	16.2%	17.2%	17.5%	17.5%
Interest expense	319	307	300	309	371
Net earnings	1,103	1,004	980	891	787
Average shares outstanding:
Basic	396	397	412	412	408
Diluted	400	400	416	416	411
Net earnings per share:
Basic	2.79	2.53	2.38	2.16	1.93
Diluted	2.76	2.51	2.36	2.14	1.92

Cash flow trends
Net cash provided by operating activities	$1,503	$1,410	$1,143	$1,229	$1,171
Capital expenditures	472	453	374	279	247

Net cash provided by operating activities reduced by capital expenditures (a)	1,031	957	769	950	924

Net cash used in investing activities	(601)	(445)	(415)	(270)	(219)
Net cash used in financing activities	(788)	(789)	(905)	(716)	(939)
Interest coverage ratio (b)	7.0	6.9	7.1	6.8	5.1

Capital structure trends
Total assets (c)	$11,397	$10,714	$10,575	$10,562	$9,914
Property, net	2,990	2,816	2,648	2,715	2,780
Short-term debt	1,955	1,991	1,195	1,029	899
Long-term debt	3,270	3,053	3,703	3,893	4,265
Shareholders’ equity (c)	2,526	2,069	2,284	2,257	1,443

Share price trends
Stock price range	$49-57	$42-51	$42-47	$37-45	$28-38
Cash dividends per common share	1.202	1.137	1.060	1.010	1.010

Number of employees	26,494	25,856	25,606	25,171	25,250

(a)	The Company uses this non-GAAP financial measure to focus management and investors on the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, and share repurchase, which is reconciled above.

(b)	Interest coverage ratio is calculated based on earnings before interest expense, income taxes, depreciation, and amortization, divided by interest expense.

(c)	The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the end of its 2006 fiscal year. The standard generally requires company plan sponsors to reflect the net over- or under-funded position of a defined postretirement benefit plan as an asset or liability on the balance sheet. Accordingly, the 2006 balances associated with the identified captions within this summary were materially affected by the adoption of this standard. Refer to Note 1 for further information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Kellogg Company and Subsidiaries

RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Kellogg Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report.

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, fruit snacks, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally. We currently manage our operations in four geographic operating segments, comprised of North America and the three International operating segments of Europe, Latin America, and Asia Pacific. Beginning in 2007, the Asia Pacific segment includes South Africa, which was formerly a part of Europe. Prior years were restated for comparison purposes.

We manage our Company for sustainable performance defined by our long-term annual growth targets. During the periods presented these targets were low single-digit for internal net sales, low to mid single-digit for internal operating profit, and high single-digit for net earnings per share.

Consolidated results
(dollars in millions)		2007	2006	2005

Net sales		$11,776	$10,907	$10,177
Net sales growth:	As reported	8.0%	7.2%	5.9%

	Internal (a)	5.4%	6.8%	6.4%

Operating profit		$1,868	$1,766	$1,750

Operating profit growth:	As reported (b)	5.8%	.9%	4.1%

	Internal (a)	3.1%	4.3%	5.2%

Diluted net earnings per share (EPS)		$2.76	$2.51	$2.36

EPS growth (b)		10%	6%	10%

(a)	Our measure of “internal growth” excludes the impact of currency and, if applicable, acquisitions, dispositions, and shipping day differences. Specifically, internal net sales and operating profit growth for 2005 exclude the impact of a 53rd shipping week in 2004. Internal operating profit growth for 2006 also excludes the impact of adopting SFAS No. 123(R) “Share-Based Payment.” Accordingly, internal operating profit growth for 2006 is a non-GAAP financial measure, which is further discussed and reconciled to GAAP-basis growth on page 13.

(b)	At the beginning of 2006, we adopted SFAS No. 123(R) “Share-Based Payment,” which reduced our fiscal 2006 operating profit by $65 million ($42 million after tax or $.11 per share), due primarily to recognition of compensation expense associated with employee and director stock option grants. Correspondingly, our reported operating profit and net earnings growth for 2006 was reduced by approximately 4%. Diluted net earnings per share growth was reduced by approximately 5%. Refer to the section beginning on page 24 entitled “Stock compensation” for further information on the Company’s adoption of SFAS No. 123(R).

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

Net sales and operating profit

2007 compared to 2006

The following tables provide an analysis of net sales and operating profit performance for 2007 versus 2006:

				Asia
	North		Latin	Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2007 net sales	$7,786	$2,357	$984	$649	$ —	$11,776

2006 net sales	$7,349	$2,057	$891	$610	$ —	$10,907

% change — 2007 vs. 2006:
Volume (tonnage) (b)	1.7%	2.2%	6.5%	−.9%	—	2.1%
Pricing/mix	3.8%	3.1%	2.3%	.6%	—	3.3%

Subtotal — internal business	5.5%	5.3%	8.8%	−.3%	—	5.4%
Foreign currency impact	.5%	9.3%	1.6%	6.7%	—	2.6%

Total change	6.0%	14.6%	10.4%	6.4%	—	8.0%

				Asia
	North		Latin	Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2007 operating profit	$1,345	$397	$213	$ 88	$(175)	$1,868

2006 operating profit	$1,341	$321	$220	$ 90	$(206)	$1,766

% change — 2007 vs. 2006:
Internal business	−.1%	14.2%	−4.7%	−9.5%	14.4%	3.1%
Foreign currency impact	.5%	9.7%	1.5%	7.2%	—	2.7%

Total change	.4%	23.9%	−3.2%	−2.3%	14.4%	5.8%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

During 2007, our consolidated net sales increased 8% on strong results from broad-based growth across our operating segments. Internal net sales grew over 5%, building on a 7% rate of internal growth during 2006. Successful innovation, brand-building (advertising and consumer promotion) investment and in-store execution continued to drive broad-based sales growth across each of our enterprise-wide product groups. In fact, we achieved growth in retail cereal sales within each of our operating segments.

For 2007, our North America operating segment reported a net sales increase of 6%. Internal net sales grew over 5%, with each major product group contributing as follows: retail cereal +3%; retail snacks (cookies, crackers, toaster pastries, cereal bars, fruit snacks) +7%; frozen and specialty (food service, club stores, vending, convenience, drug and value stores) channels +6%. The significant growth achieved by our North America snacks business built on internal growth of +11% in 2006. The 2007 growth in North America retail cereal sales represented the 7th consecutive year in which we’ve increased our dollar share of category sales.

Our International operating segments collectively achieved net sales growth of approximately 12% or 5% on an internal basis, with leading dollar contributions from our businesses in the UK, France, Mexico, and Venezuela. Internal sales of our Asia Pacific operating segment (which represents approximately 5% of our consolidated results) were approximately even with the prior year, as solid growth in Asian markets was offset by weak performance in our Australian business.

Consolidated operating profit for 2007 grew 6%, with internal operating profit up 3% versus 2006. For 2007, Europe contributed a strong 14% internal growth rate, driven by increased sales and stronger gross margins, as well as lower up-front costs. Despite a strong sales performance, operating profit in our North American segment was dampened by continued commodity cost pressures and significantly higher up-front costs associated with cost reduction initiatives, as more fully discussed on page 16. As previously predicted, our Latin America and Asia Pacific operating segments suffered operating profit declines, primarily driven by lower gross margins due to increased commodity costs, as well as the previously mentioned weak performance in our Australian business.

Our current-year operating profit growth was also affected by significant cost pressures as discussed in the “Margin performance” section beginning on page 14. Expenditures for brand-building activities increased at a mid single-digit rate; this rate of growth incorporates savings reinvestment from our recent focus on media buying efficiencies and global leverage of promotional campaigns. Within our total brand-building, advertising expenditures grew at a double-digit rate for 2007.

2006 compared to 2005

The following tables provide an analysis of net sales and operating profit performance for 2006 versus 2005:

				Asia
	North		Latin	Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2006 net sales	$7,349	$2,057	$891	$610	$ —	$10,907

2005 net sales	$6,808	$1,925	$822	$622	$ —	$10,177

% change — 2006 vs. 2005:
Volume (tonnage) (b)	3.5%	1.4%	4.5%	−.7%	—	3.1%
Pricing/mix	4.0%	4.0%	4.0%	1.2%	—	3.7%

Subtotal — internal business	7.5%	5.4%	8.5%	.5%	—	6.8%
Foreign currency impact	.4%	1.4%	−.2%	−2.4%	—	.4%

Total change	7.9%	6.8%	8.3%	−1.9%	—	7.2%

				Asia
	North		Latin	Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2006 operating profit	$1,341	$321	$220	$ 90	$(206)	$1,766

2005 operating profit	$1,251	$317	$203	$100	$(121)	$1,750

% change — 2006 vs. 2005:
Internal business	6.5%	.5%	9.3%	−6.6%	−16.2%	4.3%
SFAS No. 123(R) adoption impact	—	—	—	—	−54.1%	−3.7%
Foreign currency impact	.6%	.6%	−.8%	−2.6%	—	.3%

Total change	7.1%	1.1%	8.5%	−9.2%	−70.3%	.9%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

During 2006, our consolidated net sales increased 7% on both an as-reported and internal basis, building on a 6% rate of internal growth during 2005.

For 2006, our North America operating segment reported a net sales increase of 8%. Internal net sales growth was also 8%, with each major product group contributing as follows: retail cereal +3%; retail snacks (cookies, crackers, toaster pastries, cereal bars, fruit snacks) +11%; frozen and specialty (food service, vending, convenience and drug stores, custom manufacturing) channels +8%. The significant growth achieved by our North America snacks business represented nearly one-half of the total dollar increase in consolidated internal net sales for 2006. The 2006 growth in North America retail cereal sales was on top of 8% growth in 2005 and represented the 6th consecutive year in which we’ve increased our dollar share of category sales. Although North America consumer retail cereal consumption remained steady throughout 2006, our shipment revenues declined in the fourth quarter of 2006 by approximately 2% versus the prior-year period. We believe this decline was largely attributable to year-end retail trade inventory adjustments, which brought inventories in line with year-end 2005 levels after several successive quarters of slight inclines.

Our International operating segments collectively achieved net sales growth of approximately 6% or 5% on an internal basis, with leading dollar contributions from our UK, France, Mexico, and Venezuela business units. Internal sales of our Asia Pacific operating segment (which represents approximately 5% of our consolidated results) were approximately even with the prior year, as solid growth in Australia cereal and Asian markets was offset by weak performance in our Australia snack business.

Consolidated operating profit for 2006 grew 1%, with internal operating profit up 4% versus 2005. As discussed on page 12, our measure of internal operating profit growth is consistent with our measure of internal sales growth, except that during 2006, internal operating profit growth also excluded the impact of incremental stock compensation expense associated with our adoption of SFAS No. 123(R). We used this non-GAAP financial measure during our first year of adopting this FASB standard in order to assist management and investors in assessing the Company’s financial operating performance against comparative periods, which did not include stock option-related compensation expense. Accordingly, corporate selling, general, and administrative (SGA) expense was higher and operating profit was lower by $65 million for 2006, reducing consolidated operating profit growth by approximately four percentage points. Refer to the section beginning on page 24 entitled “Stock compensation” for further information on the Company’s adoption of SFAS No. 123(R).

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

For 2006, operating profit growth was affected by significant cost pressures as discussed in the “Margin performance” section. Expenditures for brand-building activities increased at a low single-digit rate; this rate of growth incorporates savings reinvestment from our recent focus on media buying efficiencies and global leverage of promotional campaigns. Within our total brand-building metric, advertising expenditures grew at a high single-digit rate for 2006.

Margin performance
Margin performance is presented in the following table.

				Change vs.
				prior year
				(pts.)

	2007	2006	2005	2007	2006

Gross margin (a)	44.0%	44.2%	44.9%	(.2)	(.7)
SGA% (b)	−28.1%	−28.0%	−27.7%	(.1)	(.3)

Operating margin	15.9%	16.2%	17.2%	(.3)	(1.0)

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

(b)	Selling, general, and administrative expense as a percentage of net sales.

We strive for gross profit dollar growth to reinvest in brand-building and innovation expenditures. Our strategy for increasing our gross profit is to manage external cost pressures through product pricing and mix improvements, productivity savings, and technological initiatives to reduce the cost of product ingredients and packaging. For 2007, our gross profit was up 7% over 2006, an increase of $350 million.

Our gross margin performance for 2006 and 2007 reflects the impact of significant fuel, energy, and commodity price inflation experienced throughout most of that time, as well as increased employee benefit costs in 2006. In the aggregate, these input cost pressures reduced our consolidated gross margin by approximately 155 basis points for 2007 and 150 basis points in 2006. For 2006, our gross margin performance was also unfavorably impacted by incremental logistics and innovation start-up costs related to the significant sales growth within our North America operating segment.

The majority of the inflationary pressure during 2006 and 2007 was commodity and energy-driven. Total active and retired employee benefits expense was approximately $285 million in 2007 versus $325 million in 2006 and $290 million in 2005. For 2008, the combined effect of favorable trust asset performance in prior years and rising discount rates is expected to have a moderating effect on underlying benefit cost inflation. As a result, we expect 2008 benefits expense to be approximately 10% lower than 2007.

For 2008, we expect inflationary trends to accelerate, with net input cost (fuel, energy, commodity, and benefits) pressures forecasted to exceed realized savings. As compared to 2007 results, we currently expect incremental cost inflation, primarily associated with the prices of our 2008 ingredient purchases to be greater than $.65 per share. Accordingly, we believe our 2008 consolidated gross margin could decline by approximately 100 basis points which includes an approximately 40 basis point reduction related to our acquisitions and an approximately 30 basis point reduction due to higher up-front costs expected in cost of goods sold.

In addition to external cost pressures, our discretionary investment in cost-reduction initiatives (refer to following section) has created variability in our gross margin performance during the periods presented. Although total annual program-related charges were relatively steady over the past several years, the amount recorded in cost of goods sold varied by year (in millions): 2007–$23; 2006–$74; 2005–$90. Additionally, cost of goods sold for 2005 includes a charge of approximately $12 million, related to a lump-sum payment to members of the major union representing the hourly employees at our U.S. cereal plants for ratification of a wage and benefits agreement with the Company covering the four-year period ended October 2009.

For 2006 both our SGA% and operating margin were affected by our fiscal 2006 adoption of SFAS No. 123(R). During 2006, we reported incremental stock compensation expense of $65 million which increased our SGA% and reduced our operating margin by approximately 60 basis points in 2006. Refer to the section beginning on page 24 entitled “Stock compensation” for further information on this subject.

For 2007, our SGA% was negatively impacted by the reorganization of our direct store-door delivery (DSD) operations. Total program costs of $77 million were recorded in SGA expense, as discussed further in the “Exit or disposal plans” section.

Exit or disposal plans
We view our continued spending on cost-reduction initiatives as part of our ongoing operating principles to provide greater visibility in meeting long-term growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Each cost-reduction initiative is normally one to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation, which is then reinvested in the business. Certain of these initiatives represent exit or disposal plans for which material charges will be incurred. We include these charges in our measure and discussion of operating segment profitability within the “Net sales and operating profit” section beginning on page 12.

In 2006, we commenced a multi-year European manufacturing optimization plan to improve utilization of our facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, the Company currently expects to incur approximately $55 million in total up-front costs, including $28 million recorded in 2006, and $19 million recorded in 2007, with the remainder to be incurred in 2008. The cost is comprised of approximately 90% cash expenditures and 10% non-cash asset write-offs. The cash portion of the total up-front costs results principally from management’s plan to eliminate approximately 220 hourly and salaried positions from the Manchester facility by the end of 2008 through voluntary early retirement and severance programs. The pension trust funding requirements of these early retirements are expected to exceed the recognized benefit expense impact by approximately $5 million; most of this incremental funding occurred in 2006. During the program, certain manufacturing equipment will also be removed from service.

All of the costs for the European manufacturing optimization plan have been recorded in cost of goods sold within the Company’s European operating segment. The following tables present total project costs to date and a reconciliation of employee severance reserves for this initiative. All other cash costs were paid in the period incurred.

		Other cash		Retirement
Project costs to date	Employee	costs	Asset	benefits
(millions)	severance	(a)	write-offs	(b)	Total
Year ended December 30, 2006	$12	$2	$5	$9	$28
Year ended December 29, 2007	7	8	4	—	19

Total project to date	$19	$10	$9	$9	$47

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

(b)	Pension plan curtailment losses and special termination benefits realized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Employee severance reserves to date	Beginning of			End of
(millions)	period	Accruals	Payments	period
Year ended December 30, 2006	$—	$12	$—	$12
Year ended December 29, 2007	12	7	(19)	—

Total project to date		$19	$(19)

In October 2007, we committed to reorganize certain production processes between our plants in Valls, Spain and Bremen, Germany. Commencement of this plan follows consultation with union representatives at the Bremen facility regarding the elimination of approximately 120 employee positions. This reorganization plan is specifically intended to improve manufacturing and distribution efficiency across our continental European operations, and is expected to be completed by mid 2008. Based on forecasted foreign exchange rates, we expect to incur approximately $25 million of total project costs, comprised of approximately 50% asset write-offs and 50% employee separation benefits and other cash costs. The Company recorded $4 million of costs in 2007, with the remaining to be incurred in 2008.

All of the costs for the European production process realignment have been recorded in cost of goods sold within the Company’s European operating segment.

The following tables present total project costs to date and a reconciliation of employee severance reserves for this initiative. All other cash costs were paid in the period incurred.

Project costs to date	Employee	Other cash	Asset
(millions)	severance	costs (a)	write-offs	Total
Year ended December 29, 2007	$2	$1	$1	$4

Total project to date	$2	$1	$1	$4

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

Employee severance
reserves to date	Beginning			End of
(millions)	of period	Accruals	Payments	period
Year ended December 29, 2007	$—	$2	$—	$2

Total project to date		$2	$—

In July 2007, management commenced a plan to reorganize the Company’s direct store-door delivery (DSD) operations in the southeastern United States. This DSD reorganization plan is intended to integrate the Company’s southeastern sales and distribution regions with the rest of its U.S. direct store-door operations, resulting in greater efficiency across the nationwide network. In preparation for this initiative, in June 2007, the Company began to extend offers to exit approximately 517 distribution route franchise agreements with independent contractors, which were substantially accepted as of July 2007. The plan resulted in the involuntary termination or relocation of approximately 300 employee positions. Total project costs incurred were $77 million, principally consisting of cash expenditures for route franchise settlements and to a lesser extent, for employee separation, relocation, and reorganization. This initiative was substantially complete by the end of 2007.

All of the costs for the U.S. DSD reorganization plan have been recorded in selling, general, and administrative expense within the Company’s North America operating segment. The following tables present total project costs to date. Exit cost reserves were approximately $3 million as of December 29, 2007, primarily related to lease termination costs. All other cash costs were paid in the period incurred.

			Other
	Route		cash	Retirement
Project costs to date	franchise	Employee	costs	benefits	Asset
(millions)	settlements	severance	(a)	(b)	write-offs	Total
Year ended December 29, 2007	$62	$1	$6	$6	$2	$77

Total project to date	$62	$1	$6	$6	$2	$77

(a)	Primarily includes expenditures for equipment removal and relocation, lease terminations, and temporary contracted services to facilitate employee transitions.

(b)	Estimated multiemployer pension plan withdrawal liability.

During 2006, we implemented several short-term initiatives to enhance the productivity and efficiency of our U.S. cereal manufacturing network and streamlined our sales distribution system in a Latin American market. In 2005, we undertook an initiative to consolidate U.S. snacks bakery capacity, resulting in the closure and sale of two facilities by mid 2006. These initiatives were substantially complete at December 30, 2006. Details of each initiative are described in Note 3 within Notes to Consolidated Financial Statements.

For 2007, the Company recorded total program-related charges of approximately $100 million, comprised of $7 million of asset write-offs, $72 million for severance and other exit costs including route franchise settlements, $15 million for other cash expenditures, and $6 million for a multiemployer pension plan withdrawal liability. Approximately $23 million of the total 2007 charges were recorded in cost of goods sold within the Europe operating segment results, with approximately $77 million recorded in SGA expense within the North America operating results.

For 2006, the Company recorded total program-related charges of approximately $82 million, comprised of $20 million of asset write-offs, $30 million for severance and other exit costs, $9 million for other cash expenditures, $4 million for a multiemployer pension plan withdrawal liability, and $19 million for pension and other postretirement plan curtailment losses and special termination benefits. Approximately $74 million of the total 2006 charges were recorded in cost of goods sold within operating segment results, with approximately $8 million recorded in SGA expense within corporate results. The Company’s operating segments were impacted as follows (in millions): North America-$46; Europe-$28.

For 2005, total program-related charges were approximately $90 million, comprised of $16 million for a multiemployer pension plan withdrawal liability, $44 million of asset write-offs, $21 million in severance and other exit costs, and $9 million for other cash expenditures. All of the charges were recorded in cost of goods sold within our North America operating segment.

For the periods presented, cash requirements to implement these programs approximated the exit costs and other cash charges incurred in each year, except for approximately $8 million of incremental pension trust funding that occurred in 2006 in connection with the European manufacturing optimization plan. At December 29, 2007, the Company’s remaining cash commitments to complete the executed programs were comprised of: exit cost reserves of $5 million expected to be paid out in 2008; and estimated multiemployer pension plan withdrawal liabilities of $26 million, which will not be finally determined until 2008 and once determined, are payable to the pension fund over a 20-year maximum period. We expect these cash requirements to be funded by operating cash flow.

Our 2008 earnings target includes total projected charges related to in-progress and potential cost-reduction initiatives of approximately $80 million or $.14 per share. Approximately one-third of this total is allocated to the aforementioned European projects. However, the specific cash versus non-cash mix or cost of goods sold versus SGA expense impact of the remainder has not yet been determined. Other potential initiatives to be commenced in 2008 are still in the planning stages and individual actions will be announced as we commit to these discretionary investments.

Interest expense
As illustrated in the following table, annual interest expense for the 2005-2007 period has been relatively steady, which reflects a stable effective interest rate on total debt and a relatively constant debt balance throughout most of that time. Interest income (recorded in other income) has trended upward from approximately $9 million in 2005 to $23 million in 2007, resulting in net interest expense of approximately $296 million for 2007. We currently expect that our 2008 net interest expense will be comparable to the 2007 amount.

				Change vs.
				prior year
(dollars in millions)	2007	2006	2005	2007	2006
Reported interest expense (a)	$319	$307	$300
Amounts capitalized	5	3	1

Gross interest expense	$324	$310	$301	4.5%	2.9%

(a)	Reported interest expense for 2007 and 2005 includes charges of approximately $5 and $13 respectively related to the early redemption of long-term debt.

Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, charitable donations, and gains and losses related to foreign exchange and commodity derivatives. Other income (expense), net for the periods presented was (in millions): 2007-($2); 2006-$13; 2005-($25). The variability in other income (expense), net, among years reflects the timing of certain significant charges explained in the following paragraph.

Other expense includes charges for contributions to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, as follows (in millions): 2007–$12; 2006–$3; 2005–$16. Other expense for 2005 also includes a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. This facility was sold in August 2006.

Income taxes
Our long-term objective is to achieve a consolidated effective income tax rate of approximately 31%. In comparison to a U.S. federal statutory income tax rate of 35%, we pursue planning initiatives globally in order to move toward our target. Excluding the impact of discrete adjustments and the cost of repatriating foreign earnings, our sustainable consolidated effective income tax rate for 2005 was approximately 33%, with the rate for 2006 and 2007 at approximately 32%. We currently expect our 2008 sustainable rate to be approximately 31%, in line with our objective. Our reported rates of approximately 29% for 2007 and 31% for 2005 were lower than the sustainable rate due to the favorable effect of various discrete adjustments such as audit settlements, international restructuring initiatives and statutory rate changes. (Refer to Note 11 within Notes to Consolidated Financial Statements for further information.) For 2008, we expect our consolidated effective income tax rate to be approximately 31%. This could be impacted however, if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

LIQUIDITY AND CAPITAL RESOURCES

Overview
Our principal source of liquidity is operating cash flows, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs. During 2007, we believe our Company’s financial strength has been especially evident in the face of the recent U.S. sub-prime mortgage market crisis and its pervasive effect on general credit market liquidity. For the year, we continued to have access to the U.S. commercial paper market without significant increase in our effective short-term borrowing rate, and our commercial paper and term debt credit ratings have not been affected. Our annual interest expense for the 2005-2007 period has been relatively steady, which reflects a stable effective interest rate on total debt and a relatively constant debt balance throughout most of that time. We have not had any significant new borrowings under our Euro or Canadian commercial paper programs since June 2007, which has limited our exposure to non-U.S. credit market illiquidity during this turbulent period.

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding) is relatively short; equating to approximately 27 days for the trailing 365-day period ended December 29, 2007, an improvement to the comparable prior year period which was 29 days. As a result, our operating cash flow should generally reflect our net earnings performance over time, although, as illustrated in the following schedule, specific results for any particular year may be significantly affected by the level of benefit plan contributions, working capital movements (operating assets and liabilities) and other factors.

(dollars in millions)	2007	2006	2005

Operating activities
Net earnings	$1,103	$1,004	$980
year-over-year change	9.9%	2.4%
Items in net earnings not requiring (providing) cash:
Depreciation and amortization	372	353	392
Deferred income taxes	(69)	(44)	(59)
Other (a)	183	235	199

Net earnings after non-cash items	1,589	1,548	1,512

year-over-year change	2.6%	2.4%
Pension and other postretirement benefit plan contributions	(96)	(99)	(397)
Changes in operating assets and liabilities:
Core working capital (b)	16	(138)	45
Other working capital	(6)	99	(17)

Total	10	(39)	28

Net cash provided by operating activities	$1,503	$1,410	$1,143
year-over-year change	6.6%	23.4%

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Inventory and trade receivables less trade payables.

Our net cash provided by operating activities for 2007 was $93 million higher than the comparable period of 2006, due primarily to growth in cash-basis earnings and favorable total working capital performance. Operating cash flow for 2006 was approximately $267 million higher than 2005, due primarily to lower benefit plan contributions, partially offset by unfavorable working capital movements. The decline in benefit plan contributions for 2006 and 2007, as compared to 2005, reflects the improved funded position of our major benefit plans that was achieved through a significant amount of funding in the 2003-2005 period.

On August 17, 2006, the Pension Protection Act (PPA) became law in the United States. The PPA revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. Most of these provisions are first applicable to our U.S. defined benefit pension plans in 2008 on a phased-in basis. The PPA will ultimately require us to make additional contributions to our U.S. plans. However, due to our historical funding practices, we currently believe that we will not be required to make any contributions under the new PPA requirements until after 2013. Accordingly, we do not expect to have significant statutory or contractual funding requirements for our major retiree benefit plans during the next several years, with total 2008 U.S. and foreign plan contributions currently estimated at approximately $63 million. Actual 2008 contributions could exceed our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, renewals of union contracts, or higher-than-expected health care claims cost experience. Additionally, our projections concerning timing of PPA funding requirements are subject to change primarily based on general market conditions affecting trust asset performance and our future decisions regarding certain elective provisions of the PPA.

As compared to 2006, the favorable movement in core working capital during 2007 was related principally to higher trade payables, which are due in part, to increased payment terms in international locations. During 2007, our trade payables balance increased by almost 19% from year end 2006. In contrast, our December 30, 2006 trade payables balance was within 3% of the balance at year-end 2005.

For the trailing fifty-two weeks ended December 29, 2007, core working capital was 6.8% of net sales, consistent with year-end 2006, as compared to 7.0% as of year-end 2005. We have been able to maintain this level through the timely collection of accounts receivable and extension of terms on trade payables, offset by slightly higher inventory levels.

In comparison to 2005, the unfavorable movement in core working capital during 2006 was related to trade payables performance and higher inventory balances. The higher inventory balance was principally related to higher commodity prices for our raw material and packaging inventories and to a lesser extent, the overall increase in the average number of weeks of inventory on hand. Our consolidated inventory balances were unfavorably affected by U.S. capacity limitations during 2006.

As presented in the table on page 18, other working capital was a use of cash in 2007 versus a source of cash in 2006. The difference relates to year-over-year increase in the amount of income tax payments. The favorable movement in other working capital in 2006 as compared to 2005 was attributable to several factors including lower debt-related currency swap payments in 2006 as well as business-related growth in accrued compensation and promotional liabilities.

Investing activities
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

(dollars in millions)	2007	2006	2005

Net cash provided by operating activities	$1,503	$1,410	$1,143
Additions to properties	(472)	(453)	(374)

Cash flow	$1,031	$957	$769
year-over-year change	7.7%	24.5%

Our cash flow (as defined) performance during the periods presented reflects increased spending for selected capacity expansions to accommodate our Company’s strong sales growth over the past several years. This increased capital spending represented 4.0% of net sales in 2007 and 4.2% of net sales in 2006, as compared to 3.7% of net sales in 2005. For 2008, we currently expect property expenditures to remain at approximately 4.0% of net sales, which is consistent with our long-term target for capital spending. This forecast includes expenditures associated with the construction of a new manufacturing facility in Kutno, Poland and expansion of our global research center in Battle Creek, Michigan which together represents approximately 15% of our 2008 capital plan. The facility in Poland will help us meet consumer demand for our ready-to-eat cereals in the emerging Central and Eastern European markets. The expansion of the W. K. Kellogg Institute for Food and Nutrition Research reflects our commitment to research and innovation which is a key driver to the growth of our business.

For 2008, we are expecting cash flow to be broadly in line with our 2007 results. We expect to achieve our target principally through operating profit growth, and prudent management of our working capital.

As discussed in Note 6 within Notes to Consolidated Financial Statements, our property additions for 2007 include approximately $16 million for the purchase of a previously leased snacks manufacturing facility in Chicago, Illinois.

As discussed in Note 2 within Notes to Consolidated Financial Statements, in order to support the continued growth of our North America operating segment, the Company completed two separate business acquisitions in late 2007 for a total of approximately $123 million in cash, including related transaction costs. On November 1, 2007, a subsidiary of the Company acquired 100% of the equity interests in Bear Naked, Inc., a leading seller of premium-branded natural granola products. On November 5, 2007, the Company acquired certain assets and liabilities of the Wholesome & Hearty Foods Company, a U.S. manufacturer of veggie foods marketed under the Gardenburger® brand.

To expand the Company’s presence in Eastern Europe, on January 16, 2008, subsidiaries of the Company acquired substantially all of the equity interests in OJSC Kreker (doing business as “United Bakers”) and consolidated subsidiaries for approximately $117 million in cash, including transaction fees incurred to date, and $3 million in assumed debt. The Company expects to acquire the remaining minority interests through tender offers initiated during 2008. United Bakers is a leading producer of cereal, cookie, and cracker products in Russia, with 4,000 employees, six manufacturing facilities, and a broad distribution network. The business realized approximately $100 million of revenues in 2007. (Due to various factors including accounting principle conformity, these revenues are not necessarily indicative of the pro forma incremental effect on the Company’s 2007 consolidated net sales, assuming this business combination had been completed at the beginning of 2007.) The purchase agreement between the Company and the seller provides for the payment of a currently undeterminable amount of contingent consideration at the end of three years, provided certain financial performance metrics are achieved. Such payment would be recognized as additional purchase price when the contingency is resolved. As part of the aforementioned initial purchase price for this acquisition, the Company incurred approximately $5 million in transaction fees and cash advances during 2007, which we classified as business acquisition-related investing cash outflows in the Consolidated Statement of Cash Flows for the year ended December 29, 2007.

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

Financing activities
For 2007, our Board of Directors authorized stock repurchases for general corporate purposes and to offset issuances for employee benefit programs of up to $650 million, which we spent to repurchase approximately 12 million shares. Pursuant to similar Board authorizations applicable to those years, we paid $650 million in 2006 to repurchase approximately 15 million shares, and $664 million in 2005 to repurchase approximately 16 million shares. The 2006 activity consisted principally of a February 2006 private transaction with the W. K. Kellogg Foundation Trust (“the Trust”) to repurchase approximately 13 million shares for $550 million. The 2005 activity consisted principally of a November 2005 private transaction with the Trust to repurchase approximately 9 million shares for $400 million. For 2008, our Board of Directors has authorized a stock repurchase program of up to $650 million.

Our Company paid dividends to shareholders in 2007 in the amount of $1.202 per common share. This represented a 5.7% increase from the previous level of $1.137 per common share paid in 2006. The increase was due to the Board’s authorization to pay quarterly dividends in the amount of $.31 per common share beginning in September, 2007. This increase is consistent with our current plan to maintain our dividend pay-out ratio between 40% and 50% of reported net earnings.

In December 2007, the Company issued $750 million of five-year 5.125% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to replace a portion of our U.S. commercial paper. These Notes were issued under an existing shelf registration statement. The effective interest rate on these Notes, reflecting issuance discount and swap settlement, is 5.12%. The Notes contain customary covenants that limit the ability of the Company and our restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions as well as a change in control provision. Also in December, we redeemed approximately $72 million of notes issued in March, 2001, otherwise due in 2011.

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

To utilize excess cash and reduce financing costs, on February 28, 2007, we redeemed the Euro Notes otherwise due May 2007, for $728 million. To partially refinance this redemption, we established a program to issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and are senior unsecured obligations of the applicable issuer, with subsidiary issuances guaranteed by the Company.

In connection with these financing activities, we increased our short-term lines of credit from $2.2 billion at December 30, 2006 to approximately $2.6 billion at December 29, 2007. This increase was achieved via a $400 million unsecured 364-Day Credit Agreement effective January 31, 2007. The 364-Day Agreement contains customary covenants, warranties, and restrictions similar to those applicable to our existing $2.0 billion Five-Year Credit Agreement, which expires in 2011. Our credit facilities are available for general corporate purposes, including commercial paper back-up, although we do not currently anticipate any draw-down of the facilities. (Refer to Note 7 within Notes to Consolidated Financial Statements for further information on our debt issuances and credit facilities.) The $400 million Credit Agreement expired at the end of January, 2008 and the Company did not renew it.

At December 29, 2007, our total debt was approximately $5.2 billion, approximately even with the balance at year-end 2006. During 2006, we reduced the Company’s common stock outstanding through repurchase programs by approximately 4%, and implemented a mid-year increase in the shareholder dividend level of approximately 5%. Similarly, during 2007, we further reduced our common stock outstanding through repurchase programs by approximately 3% and implemented a mid-year increase in the shareholder dividend level of approximately 6.5%. Primarily due to the prioritization of these uses of cash flow, the aforementioned need to selectively invest in production capacity, as well as pursue selective acquisition opportunities, we did not reduce our total debt balance during the past two years, but remain committed to net debt reduction (total debt less cash) over the long term. We currently expect the total debt balance at year-end 2008 to be slightly higher than the 2007 year-end level.

Although we presently observe a general recovery of liquidity within the commercial paper market and improved pricing in the corporate bond market, we cannot reasonably predict the extent and duration of the continuing sub-prime mortgage market crisis, the economic environment, nor their potential indirect effect on our sector. However, we continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected bolt-on acquisitions, through our strong cash flow, our program of issuing short-term debt, and maintaining credit facilities on a global basis. Our significant long-term debt issues do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our aforementioned credit facilities. In addition, assuming continuation of the present market conditions, we believe it would be possible to term out certain short-term maturities or obtain additional credit facilities such that the Company could further extend its ability to meet its long-term borrowing obligations through 2008.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER OBLIGATIONS

Off-balance sheet arrangements
As of December 29, 2007 the Company did not have any off-balance sheet arrangements. As of December 30, 2006, our off balance sheet arrangements were limited to a residual value guarantee on one operating lease of approximately $13 million and guarantees on loans to independent contractors for their purchase of DSD route franchises up to $17 million. During 2007, we terminated the operating lease and purchased the facility. See Note 6 within the Notes to Consolidated Financial Statements for further information. Additionally, during 2007, we completed a program to reorganize the DSD operations resulting in the exiting of the route franchise agreements. See Note 3 within the Notes to Consolidated Financial Statements for further information.

Contractual obligations
The following table summarizes future estimated cash payments to be made under existing contractual obligations. Further information on debt obligations is contained in Note 7 within Notes to Consolidated Financial Statements. Further information on lease obligations is contained in Note 6. Further information on uncertain tax positions is contained in Note 11.

Contractual obligations	Payments due by period

							2013 and
(millions)	Total	2008	2009	2010	2011	2012	beyond

Long-term debt:
Principal	$3,751	$466	$2	$1	$1,429	$751	$1,102
Interest (a)	2,504	221	215	215	167	170	1,516
Capital leases	8	1	1	1	1	1	3
Operating leases	730	159	137	112	83	56	183
Purchase obligations (b)	612	477	91	34	4	4	2
Uncertain tax positions (c)	36	36	—	—	—	—	—
Other long-term (d)	592	117	76	71	79	60	189

Total	$8,233	$1,477	$522	$434	$1,763	$1,042	$2,995

(a)	Includes interest payments on long-term fixed rate debt. As of December 29, 2007, the Company did not have any long-term variable rate debt or any outstanding interest rate derivative financial instruments.

(b)	Purchase obligations consist primarily of fixed commitments under various co-marketing agreements and to a lesser extent, of service agreements, and contracts for future delivery of commodities, packaging materials, and equipment. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2007, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(c)	In addition to the $36 million reported in the 2008 column and classified as a current liability, the Company has $133 million recorded in long-term liabilities for which it is not reasonably possible to predict when it may be paid.

(d)	Other long-term contractual obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2007 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2013 as follows: 2008-$63; 2009-$51; 2010-$52; 2011-$52; 2012-$41; 2013-$43.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are discussed in Note 1 within Notes to Consolidated Financial Statements.

At the beginning of our 2007 fiscal year, we adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48), which affects our process for estimating tax benefits and liabilities, as further discussed in the “Income taxes” section beginning on page 27. The initial application of FIN No. 48 resulted in a net decrease to accrued income tax and related interest liabilities of approximately $2 million, with an offsetting increase to retained earnings. Refer to Note 1 within Notes to Consolidated Financial Statements for further information on FIN No. 48.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” in order to establish a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles (GAAP) that is intended to result in increased consistency and comparability in fair value measurements. SFAS No. 157 also expands disclosures about fair value measurements, with the intention of improving the quality of information provided to users of financial statements. The standard applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted. In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delays by one year, the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in the first step of evaluating goodwill for impairment under SFAS No. 142 “Goodwill and Other Intangible Assets”, indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS No. 142, and long-lived assets measured at fair value for impairment assessment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. We plan to adopt the portion of SFAS No. 157 that has not been delayed by FSP FAS-157-2 as of the beginning of our 2008 fiscal year, and plan to adopt the balance of its provisions as of the beginning of our 2009 fiscal year. For the Company, balance sheet items carried at fair value on a recurring basis (to which SFAS No. 157 applies in 2008) consist primarily of derivative financial instruments. Balance sheet items carried at fair value on a non-recurring basis (to which SFAS No. 157 will apply in 2009) consist of assets held for sale and exit liabilities. Relevant to the “Intangibles” section beginning on page 23, we also use fair value concepts to test various long-lived assets for impairment and to initially measure assets and liabilities acquired in a business combination. We do not currently expect the adoption of SFAS No. 157 in 2008 to have a material effect on the measurement of the Company’s financial assets and liabilities. We are continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in post-2008 years.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements,” which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements. We will adopt these standards at the beginning of our 2009 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of our 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing noncontrolling interests will be retrospectively applied to all prior-period financial information presented.

SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, the effect of adoption on our financial statements will depend primarily on specific transactions, if any, completed after 2008. We are currently evaluating the effects that SFAS No. 141(R) is likely to have on potential post-2008 transactions.

Under SFAS No. 160, consolidated financial statements will be presented as if the parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, the investment in the noncontrolling interest, previously recorded on the balance sheet between liabilities and equity (the “mezzanine”), will be reported as equity in the parent company’s consolidated financial statements, subsequent to the adoption of SFAS No. 160. Furthermore, consolidated financial statements will include 100% of a controlled subsidiary’s earnings, rather than only the parent company’s share. Lastly, transactions between the parent company and noncontrolling interests will be reported in equity as transactions between shareholders, provided these transactions do not create a change in control. Previously, acquisitions of additional interests in a controlled subsidiary generally resulted in remeasurement of assets and liabilities acquired; dispositions of interests generally resulted in a gain or loss.

Management is currently evaluating the impact of adopting SFAS No. 160 on the Company’s financial statements. Presently, there are no significant noncontrolling interests in any of the Company’s consolidated subsidiaries. Therefore, we currently believe that the impact of SFAS No. 160, if any, will primarily depend on the materiality of noncontrolling interests arising in future transactions, including those entered into during 2008, to which the financial statement presentation and disclosure provisions of SFAS No. 160 will apply.

Our critical accounting estimates, which require significant judgments and assumptions likely to have a material impact on our financial statements, are discussed in the following sections on pages 23-27.

Promotional expenditures
Our promotional activities are conducted either through the retail trade or directly with consumers and involve in-store displays and events; feature price discounts on our products; consumer coupons, contests, and loyalty programs; and similar activities. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. On a full-year basis, these subsequent period adjustments have rarely represented more than .4% (.004) of our Company’s net sales. However, as our Company’s total promotional expenditures (including amounts classified as a revenue reduction) represented nearly 30% of 2007 net sales, the likelihood exists of materially different reported results if different assumptions or conditions were to prevail.

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

At December 29, 2007, intangible assets, net, were $5.0 billion, consisting primarily of goodwill and trademarks associated with the 2001 acquisition of Keebler Foods Company. Within this total, approximately $1.4 billion of non-goodwill intangible assets were classified as indefinite-lived, comprised principally of Keebler trademarks. While we currently believe that the fair value of all of our intangibles exceeds carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company, materially different assumptions regarding future performance of our North American snacks business or the weighted-average cost of capital used in the valuations could result in significant impairment losses and/or amortization expense.

Stock compensation
In December 2004, the FASB issued SFAS No. 123(R) “Share-Based Payment,” which generally requires public companies to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value and to recognize this cost over the requisite service period. We adopted SFAS No. 123(R) as of the beginning of our 2006 fiscal year, using the modified prospective method. Accordingly, prior years were not restated. With the adoption of this pronouncement, stock-based compensation represents a critical accounting policy of the Company, which is further described in Note 1 within Notes to the Consolidated Financial Statements.

In 2006, our adoption of SFAS No. 123(R) resulted in an increase in the Company’s corporate SGA expense and a corresponding reduction to earnings and net earnings per share, due primarily to the recognition of compensation expense associated with employee and director stock option grants. No such expense was recognized under our previous accounting method in pre-2006 periods; however we were required to disclose pro forma results under the alternative fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation”. Using reported results for 2006 and pro forma results for 2005, the comparable impact of stock compensation expense is presented in the following table:

	Stock-based
	compensation expense		Diluted EPS
(millions, except per share data)	Pre-tax	Net of tax	impact

2006:
As reported comparable	$31	$20	$.04
SFAS No. 123(R) adoption impact	65	42	.11

As reported total	$96	$62	$.15

2005:
As reported comparable	$18	$12	$.03
Pro forma incremental	$58	$37	.09

Pro forma total	$76	$49	$.12

Accounting for stock compensation under SFAS No. 123(R) represents a critical accounting estimate, which requires significant judgments and assumptions likely to have a material impact on our financial statements. Due to the need to determine the grant-date fair value of equity instruments that have not yet been awarded, the actual impact on future results will depend, in part, on actual awards during any reporting period and various market factors that affect the fair value of those awards. Additionally, while the timing and volume of grants associated with a particular year’s long-term incentive compensation are within our control, the timing and volume of “reload” option grants are not. Reload options are awarded to eligible employees and directors to replace previously-owned Company stock used by those individuals to pay the exercise price, including related employment taxes, of vested pre-2004 option awards containing this accelerated ownership feature. Under SFAS No. 123(R), these reload options result in additional compensation expense in the year of grant and for 2007 and 2006, represented approximately one-third of the Company’s total stock option expense.

The Company has not granted options containing an accelerated ownership feature since 2003; however, the potential requirement to award reload options over the contractual 10-year term of the original grants could continue to significantly impact the amount of our stock-based compensation expense for a number of years.

We estimate the fair value of each stock option award on the date of grant using a lattice-based option valuation model for annual grants and a Black-Scholes model for reload grants. These models require us to make predictive assumptions regarding future stock price volatility, employee exercise behavior, and dividend yield. Our methods for selecting these valuation assumptions are explained in Note 8 within Notes to Consolidated Financial Statements. In particular, our estimate of stock price volatility is based principally on historical volatility of the options granted, and to a lesser extent, on implied volatilities from traded options on the Company’s stock. For the lattice-based model, historical volatility corresponds to the 10-year contractual term of the options granted; whereas, for the Black-Scholes model, historical volatility corresponds to the expected term, which is currently 2.25 years. We decided to rely more heavily on historical volatility due to the greater availability of data and reliability of trends over longer periods of time, as compared to the terms of more thinly-traded options, which rarely extend beyond two years. At year-end 2007, historical volatilities using weekly price observations ranged from approximately 22% for 10 years to 11% for 2.25 years, while implied volatilities averaged approximately 20% for traded options with terms in excess of six months. Based on this data, our weighted-average composite volatility assumption for purposes of valuing our option grants during 2007 was 17.5%, as compared to 17.9% for 2006. All other assumptions held constant, a one percentage point increase or decrease in our 2007 volatility assumption would increase or decrease the grant-date fair value of our 2007 option awards by approximately 4%.

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

SFAS No. 123(R) also provides that any corporate income tax benefit realized upon exercise or ve sting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Consolidated Statement of Cash Flows as a financing (rather than an operating) cash flow. If this standard had been adopted in 2005, operating cash flow would have been lower (and financing cash flow would have been higher) by approximately $20 million as a result of this provision. For 2007 and 2006, the corresponding reduction in operating cash flow attributable to windfall tax benefits classified as financing cash flow was $15 million and $22 million respectively. The actual impact on future years’ operating cash flow will depend, in part, on the volume of employee stock option exercises during a particular year and the relationship between the exercise-date market value of the underlying stock and the original grant-date fair value previously determined for financial reporting purposes.

For balance sheet classification purposes, realized windfall tax benefits are credited to capital in excess of par value within the Consolidated Balance Sheet. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense, potentially resulting in volatility in our consolidated effective income tax rate. Under the transition rules for adopting SFAS No. 123(R) using the modified prospective method, we were permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for the purpose of accounting for future shortfall tax benefits. We completed such study prior to the first period of adoption and currently have sufficient cumulative memo windfall tax benefits to absorb projected arising shortfalls, such that 2008 earnings are not currently expected to be affected by this provision. However, as employee stock option exercise behavior is not within our control, the likelihood exists of materially different reported results if different assumptions or conditions were to prevail.

Retirement benefits
Our Company sponsors a number of U.S. and foreign defined benefit employee pension plans and also provides retiree health care and other welfare benefits in the United States and Canada. Plan funding strategies are influenced by tax regulations. A substantial majority of plan assets are invested in a globally diversified portfolio of equity securities with smaller holdings of debt securities and other investments. We follow SFAS No. 87 “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (as amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”) for the measurement and recognition of obligations and expense related to our retiree benefit plans. Embodied in both of these standards is the concept that the cost of benefits provided during retirement should be recognized over the employees’ active working life. Inherent in this concept is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Major actuarial assumptions that require significant management judgment and have a material impact on the measurement of our consolidated benefits expense and accumulated obligation include the long-term rates of return on plan assets, the health care cost trend rates, and the interest rates used to discount the obligations for our major plans, which cover employees in the United States, United Kingdom, and Canada.

To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 70% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.7% and an active management premium of 1% (net of fees) validated by historical analysis. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return are generally not revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2007 of 8.9% equated to approximately the 50th percentile expectation of our 2007 model. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 30% of our global benefit plan assets.

Based on consolidated benefit plan assets at December 29, 2007, a 100 basis point reduction in the assumed rate of return would increase 2008 benefits expense by approximately $44 million. Correspondingly, a 100 basis point shortfall between the assumed and actual rate of return on plan assets for 2008 would result in a similar amount of arising experience loss. Any arising asset-related experience gain or loss is recognized in the calculated value of plan assets over a five-year period. Once recognized, experience gains and losses are amortized using a declining-balance method over the average remaining service period of active plan participants, which for U.S. plans is presently about 13 years. Under this recognition method, a 100 basis point shortfall in actual versus assumed performance of all of our plan assets in 2008 would reduce pre-tax earnings by approximately $1 million in 2009, increasing to approximately $7 million in 2013. For each of the three fiscal years, our actual return on plan assets exceeded/(was less than) the recognized assumed return by the following amounts (in millions): 2007–($99); 2006–$257; 2005–$39.

To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 6%, our initial trend rate for 2008 of 8.5% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 1% per year, until the ultimate trend rate of 4.75% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at December 29, 2007, a 100 basis point increase in the assumed health care cost trend rates would increase 2008 benefits expense by approximately $16 million. A 100 basis point excess of 2008 actual health care claims cost over that calculated from the assumed trend rate would result in an arising experience loss of approximately $9 million. Any arising health care claims cost-related experience gain or loss is recognized in the calculated amount of claims experience over a four-year period. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years, resulting in at least the minimum amortization prescribed by SFAS No. 106. The net experience gain arising from recognition of 2007 claims experience was approximately $6 million.

To conduct our annual review of discount rates, we use several published market indices with appropriate duration weighting to assess prevailing rates on high quality debt securities, with a primary focus on the Citigroup Pension Liability Index® for our U.S. plans. To test the appropriateness of these indices, we periodically conduct a matching exercise between the expected settlement cash flows of our plans and bond maturities, consisting principally of AA-rated (or the equivalent in foreign jurisdictions) non-callable issues with at least $25 million principal outstanding. The model does not assume any reinvestment rates and assumes that bond investments mature just in time to pay benefits as they become due. For those years where no suitable bonds are available, the portfolio utilizes a linear interpolation approach to impute a hypothetical bond whose maturity matches the cash flows required in those years. As of three different interim dates during 2007 and four different dates during 2006, this matching exercise for our U.S. plans produced a discount rate within +/- 20 basis points of the equivalent-dated Citigroup Pension Liability Index®. The measurement dates for our defined benefit plans are consistent with our Company’s fiscal year end. Thus, we select discount rates to measure our benefit obligations that are consistent with market indices during December of each year. Based on consolidated obligations at December 29, 2007, a 25 basis point decline in the weighted-average discount rate used for benefit plan measurement purposes would increase 2008 benefits expense by approximately $15 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

Despite the previously-described rigorous policies for selecting major actuarial assumptions, we periodically experience material differences between assumed and actual experience. As of December 29, 2007, we had consolidated unamortized prior service cost and net experience losses of approximately $.6 billion, as compared to approximately $.9 billion at December 30, 2006. The year-over-year decline in net unamortized amounts was attributable primarily to the favorable impact of rising discount rates on our benefit obligations. Of the total unamortized amounts at December 29, 2007, approximately 50% was related to discount rate reductions prior to 2007, with the remainder primarily related to net unfavorable health care claims cost experience (including upward revisions in the assumed trend rate.) For 2008, we currently expect total amortization of prior service cost and net experience losses to be approximately $41 million lower than the actual 2007 amount of approximately $99 million. As discussed on page 14, total employee benefits expense for 2008 is expected to be slightly lower than the 2007 amount, due to increases in the discount rate environment and the on-going phase in of favorable asset returns.

Assuming actual future experience is consistent with our current assumptions, annual amortization of accumulated prior service cost and net experience losses during each of the next several years would decrease versus the 2008 amount.

Income taxes
Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. Judgment is required in evaluating our tax positions to determine how much benefit should be recognized in our income tax expense. We establish tax reserves in accordance with FIN No. 48 (which we adopted at the beginning of 2007). FIN No. 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Prior to the adoption of FIN No. 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. The initial application of FIN No. 48 resulted in a net decrease to the Company’s consolidated accrued income tax and related interest liabilities of approximately $2 million, with an offsetting increase to retained earnings.

The Company evaluates a tax position in two-steps in accordance with FIN No. 48. The first step is to determine whether it is more-likely-than not that a tax position will be sustained upon examination based upon the technical merit of the position. In weighing the technical merits of the position, we consider the facts and circumstances of the position; we assume the reviewing tax authority has full knowledge of the position; and we consider the weight of authoritative guidance. The second step is measurement; a tax position that meets the more-likely-than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. While reviewing the ranges of probable outcomes, the Company records the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The tax position will be derecognized when it is no longer more-likely-than not of being sustained.

For the periods presented, our income tax and related interest reserves have averaged approximately $170 million. Reserve adjustments for individual issues have rarely exceeded 1% of earnings before income taxes annually. Significant tax reserve adjustments impacting our effective tax rate would be separately presented in the rate reconciliation table of Note 11 within Notes to Consolidated Financial Statements.

The current portion of our tax reserves is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other noncurrent liabilities. Likewise, the current portion of related interest reserves are presented in the balance sheet within accrued other liabilities, with the amount expected to be settled after one year recorded in other noncurrent liabilities.

FUTURE OUTLOOK

Our 2008 forecasted consolidated results are generally based on our long-term annual growth targets as discussed on page 12, although we currently expect our internal net sales could increase at a mid-single digit rate, slightly exceeding our low single-digit growth target. We expect this higher-than-targeted growth to come principally from previously announced pricing initiatives, improved product mix and continued innovation. Despite a projected decline in gross margin of approximately 100 basis points, which is being negatively impacted by 40 basis points due to acquisitions and 30 basis points due to up-front costs recorded in cost of goods sold, we believe the higher-than-targeted sales growth will support mid single-digit consolidated operating profit growth. As discussed on page 17, net interest expense for 2008 is expected to be comparable to 2007 expense, and our consolidated effective income tax rate is expected to be approximately 31%. Finally, as discussed in more detail on page 34, our fiscal year 2008 will benefit from a 53rd week. The benefit associated with this extra week will be largely invested in emerging markets and various acquisitions in the United States. These factors are expected to provide the growth necessary to achieve our target of high single-digit growth in 2008 net earnings per share. In addition, we remain committed to reinvesting in brand building, cost-reduction initiatives, and other growth opportunities. Lastly, we expect our cash flow performance to remain strong and are currently expecting 2008 cash flow to be approximately even with our 2007 results.

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

Foreign exchange risk
Our Company is exposed to fluctuations in foreign currency cash flows related to third-party purchases, intercompany loans and product shipments. Our Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, our Company is exposed to volatility in the translation of foreign currency earnings to U.S. Dollars. Primary exposures include the U.S. Dollar versus the British Pound, Euro, Australian Dollar, Canadian Dollar, and Mexican Peso, and in the case of inter-subsidiary transactions, the British Pound versus the Euro. We assess foreign currency risk based on transactional cash flows and translational volatility and enter into forward contracts, options, and currency swaps to reduce fluctuations in net long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements are established in conjunction with the term of underlying debt issuances.

The total notional amount of foreign currency derivative instruments at year-end 2007 was $570 million, representing a settlement obligation of $8.6 million. The total notional amount of foreign currency derivative instruments at year-end 2006 was $455 million, representing a settlement obligation of $1 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities, and mature within 18 months. Assuming an unfavorable 10% change in year-end exchange rates, the settlement obligation would have increased by approximately $57 million at year-end 2007 and $46 million at year-end 2006. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

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

Note 7 within Notes to Consolidated Financial Statements provides information on our significant debt issues. There were no interest rate derivatives outstanding at year-end 2007 and 2006. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $19 million in 2007 and $20 million in 2006.

Price risk
Our Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, soybean oil, sugar, cocoa, paperboard, natural gas, and diesel fuel. We have historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than

18 months. During 2006, we entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in our manufacturing processes. The notional amount of the swaps totaled $188 million as of December 29, 2007 and equates to approximately 50% of our North America manufacturing needs. At year-end 2006, the notional amount was $209 million.

The total notional amount of commodity derivative instruments at year-end 2007, including the natural gas swaps, was $229 million, representing a settlement receivable of approximately $22 million. Assuming a 10% decrease in year-end commodity prices, the settlement receivable would decrease by approximately $22 million, generally offset by a reduction in the cost of the underlying commodity purchases. The total notional amount of commodity derivative instruments at year-end 2006, including the natural gas swaps, was $239 million, representing a settlement obligation of approximately $11 million. Assuming a 10% decrease in year-end commodity prices, this settlement obligation would increase by approximately $17 million, generally offset by a reduction in the cost of the underlying commodity purchases.

In addition to the derivative commodity instruments discussed above, we use long-term contracts with suppliers to manage a portion of the price exposure. It should be noted that the exclusion of these positions from the analysis above could be a limitation in assessing the net market risk of our Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kellogg Company and Subsidiaries

Consolidated Statement of Earnings

(millions, except per share data)	2007	2006	2005

Net sales	$11,776	$10,907	$10,177

Cost of goods sold	6,597	6,082	5,612
Selling, general, and administrative expense	3,311	3,059	2,815

Operating profit	$1,868	$1,766	$1,750

Interest expense	319	307	300
Other income (expense), net	(2)	13	(25)

Earnings before income taxes	1,547	1,472	1,425
Income taxes	444	467	445
Earnings (loss) from joint ventures	—	(1)	—

Net earnings	$1,103	$1,004	$980

Per share amounts:
Basic	$2.79	$2.53	$2.38
Diluted	$2.76	$2.51	$2.36

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Consolidated Statement of Shareholders’ Equity

							Accumulated
			Capital in				other	Total	Total
	Common stock		excess of	Retained	Treasury stock		comprehensive	shareholders’	comprehensive
(millions)	shares	amount	par value	earnings	shares	amount	income/(loss)	equity	income

Balance, January 1, 2005	416	$104	$—	$2,701	2	$(108)	$(440)	$2,257	$1,180

Common stock repurchases					16	(664)		(664)
Net earnings				980				980	980
Dividends				(435)				(435)
Other comprehensive income							(136)	(136)	(136)
Stock options exercised and other	3	1	59	20	(5)	202		282

Balance, December 31, 2005	419	$105	$59	$3,266	13	$(570)	$(576)	$2,284	$844

Revision (a)			101	(101)				—
Common stock repurchases					15	(650)		(650)
Net earnings				1,004				1,004	1,004
Dividends				(450)				(450)
Other comprehensive income							122	122	122
Stock compensation			86					86
Stock options exercised and other			46	(89)	(7)	308		265
Impact of adoption of SFAS No. 158 (a)							(592)	(592)

Balance, December 30, 2006	419	$105	$292	$3,630	21	$(912)	$(1,046)	$2,069	$1,126

Impact of adoption of FIN No. 48 (b)				2				2
Common stock repurchases					12	(650)		(650)
Net earnings				1,103				1,103	1,103
Dividends				(475)				(475)
Other comprehensive income							219	219	219
Stock compensation			69					69
Stock options exercised and other			27	(43)	(4)	205		189

Balance, December 29, 2007	419	$105	$388	$4,217	29	$(1,357)	$(827)	$2,526	$1,322

Refer to Notes to Consolidated Financial Statements.

(a)	Refer to Note 5 for further information on these items.

(b)	Refer to Note 11 for further information.

Kellogg Company and Subsidiaries

Consolidated Balance Sheet

(millions, except share data)	2007	2006

Current assets
Cash and cash equivalents	$524	$411
Accounts receivable, net	1,026	945
Inventories	924	824
Other current assets	243	247

Total current assets	$2,717	$2,427

Property, net	2,990	2,816
Goodwill	3,515	3,448
Other intangibles, net	1,450	1,420
Other assets	725	603

Total assets	$11,397	$10,714

Current liabilities
Current maturities of long-term debt	$466	$723
Notes payable	1,489	1,268
Accounts payable	1,081	910
Other current liabilities	1,008	1,119

Total current liabilities	$4,044	$4,020

Long-term debt	3,270	3,053
Other liabilities	1,557	1,572
Shareholders’ equity
Common stock, $.25 par value, 1,000,000,000 shares authorized Issued: 418,669,193 shares in 2007 and 418,515,339 shares in 2006	105	105
Capital in excess of par value	388	292
Retained earnings	4,217	3,630
Treasury stock at cost: 28,618,052 shares in 2007 and 20,817,930 shares in 2006	(1,357)	(912)
Accumulated other comprehensive income (loss)	(827)	(1,046)

Total shareholders’ equity	$2,526	$2,069

Total liabilities and shareholders’ equity	$11,397	$10,714

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Consolidated Statement of Cash Flows

(millions)	2007	2006	2005

Operating activities
Net earnings	$1,103	$1,004	$980
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	372	353	392
Deferred income taxes	(69)	(44)	(59)
Other (a)	183	235	199
Pension and other postretirement benefit contributions	(96)	(99)	(397)
Changes in operating assets and liabilities	10	(39)	28

Net cash provided by operating activities	$1,503	$1,410	$1,143

Investing activities
Additions to properties	$(472)	$(453)	$(374)
Acquisitions of businesses	(128)	—	(50)
Investments in joint ventures and other	(4)	(1)	—
Property disposals	3	9	9

Net cash used in investing activities	$(601)	$(445)	$(415)

Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	$625	$(344)	$360
Issuances of notes payable, with maturities greater than 90 days	804	1,065	42
Reductions of notes payable, with maturities greater than 90 days	(1,209)	(565)	(42)
Issuances of long-term debt	750	—	647
Reductions of long-term debt	(802)	(85)	(1,041)
Net issuances of common stock	163	218	222
Common stock repurchases	(650)	(650)	(664)
Cash dividends	(475)	(450)	(435)
Other	6	22	6

Net cash used in financing activities	$(788)	$(789)	$(905)

Effect of exchange rate changes on cash	(1)	16	(21)

Increase (decrease) in cash and cash equivalents	$113	$192	$(198)
Cash and cash equivalents at beginning of year	411	219	417

Cash and cash equivalents at end of year	$524	$411	$219

Refer to Notes to Consolidated Financial Statements.

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

Notes to Consolidated Financial Statements

NOTE 1
ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of Kellogg Company and its majority-owned subsidiaries. Intercompany balances and transactions are eliminated.

The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2007, 2006 and 2005 fiscal years ended on December 29, December 30 and December 31, respectively. Our 2008 fiscal year will have a 53rd week ending on January 3, 2009.

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

Inventories

Inventories are valued at the lower of average cost or market.

Property

The Company’s property consists mainly of plant and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 5-20; computer and other office equipment 3-5; building components 15-30; building structures 50. Cost includes an amount of interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be abandoned at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and the disposal is expected to occur within one year. As of year-end 2006 and 2007, the carrying value of assets held for sale was insignificant.

Goodwill and other intangible assets

The Company’s intangible assets consist primarily of goodwill and major trademarks arising from the 2001 acquisition of Keebler Foods Company (“Keebler”). Management expects the Keebler trademarks, collectively, to contribute indefinitely to the cash flows of the Company. Accordingly, this asset has been classified as an “indefinite-lived” intangible pursuant to SFAS No. 142 “Goodwill and Other Intangible Assets.” Under this standard, goodwill and indefinite-lived intangibles are not amortized, but are tested at least annually for impairment. Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit, which for the Company is generally equivalent to a North American product group or an International market. If carrying value exceeds fair value, goodwill is considered impaired and is reduced to the implied fair value. Impairment testing for non-amortized intangibles requires a comparison between the fair value and carrying value of the intangible asset. If carrying value exceeds fair value, the intangible is considered impaired and is reduced to fair value. The Company uses various market valuation techniques to determine the fair value of intangible assets. Refer to Note 2 for further information on goodwill and other intangible assets.

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

SFAS No. 123(R) also provides that any corporate income tax benefit realized upon exercise or vesting of an award in excess of that previously recognized in earnings (referred to as a “windfall tax benefit”) will be presented in the Consolidated Statement of Cash Flows as a financing (rather than an operating) cash flow. Realized windfall tax benefits are credited to capital in excess of par value in the Consolidated Balance Sheet. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. Under the transition rules for adopting SFAS No. 123(R) using the modified prospective method, the Company was permitted to calculate a cumulative memo balance of windfall tax benefits from post-1995 years for the purpose of accounting for future shortfall tax benefits. The Company completed such study prior to the first period of adoption and currently has sufficient cumulative memo windfall tax benefits to absorb arising shortfalls, such that earnings were not affected in 2007. Correspondingly, the Company includes the impact of pro forma deferred tax assets (i.e., the “as if” windfall or shortfall) for purposes of determining assumed proceeds in the treasury stock calculation of diluted earnings per share under SFAS No. 128 “Earnings Per Share.”

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

In order to improve the reporting of pension and other postretirement benefit plans in the financial statements, in September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which was effective for the Company at the end of its 2006 fiscal year. Prior periods were not restated. The standard generally requires company plan sponsors to measure the net over- or under-funded position of a defined postretirement benefit plan as of the sponsor’s fiscal year end and to display that position as an asset or liability on the balance sheet. Any unrecognized prior service cost, experience gains/losses, or transition obligation are reported as a component of other comprehensive income, net of tax, in shareholders’ equity. In contrast, under pre-existing guidance, these unrecognized amounts were generally disclosed only in financial statement footnotes, often resulting in a disparity between plan balance sheet positions and the funded status. Furthermore, plan measurement dates could occur up to three months prior to year end.

Uncertain tax positions

In July 2006, the FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) to clarify what criteria must be met prior to recognition of the financial statement benefit, in accordance with SFAS No. 109, “Accounting for Income Taxes,” of a position taken in a tax return. The provisions of the final interpretation apply broadly to all tax positions taken by an enterprise, including the decision not to report income in a tax return or the decision to classify a transaction as tax exempt. The prescribed approach is based on a two-step benefit recognition model. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, based on the technical merits and without consideration of detection risk, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the appropriate amount of the benefit to recognize. The amount of benefit to recognize is measured as the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position must be derecognized when it is no longer more likely than not of being sustained. The interpretation also provides guidance on recognition and classification of related penalties and interest, classification of liabilities, and disclosures of unrecognized tax benefits. The change in net assets, if any, as a result of applying the provisions of this interpretation is considered a change in accounting principle with the cumulative effect of the change treated as an offsetting adjustment to the opening balance of retained earnings in the period of transition.

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

Interest recognized in accordance with FIN No. 48 may be classified in the financial statements as either income taxes or interest expense, based on the accounting policy election of the enterprise. Similarly, penalties may be classified as income taxes or another expense. The Company has historically classified income tax-related interest and penalties as interest expense and SGA expense, respectively, and continues to do so under FIN No. 48.

Recently issued pronouncements

Fair value. In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” in order to establish a single definition of fair value and a framework for measuring fair value in generally accepted accounting principles (GAAP) that is intended to result in increased consistency and comparability in fair value measurements. SFAS No. 157 also expands disclosures about fair value measurements, with the intention of improving the quality of information provided to users of financial statements. The standard applies whenever other authoritative literature requires (or permits) certain assets or liabilities to be measured at fair value, but does not expand the use of fair value. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years with early adoption permitted. In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delays by one year, the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in the first step of evaluating goodwill for impairment under SFAS No. 142 “Goodwill and Other Intangible Assets”, indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS No. 142, and long-lived assets measured at fair value for impairment assessment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company plans to adopt the portion of SFAS No. 157 that has not been delayed by FSP FAS-157-2 as of the beginning of its

2008 fiscal year, and plans to adopt the balance of its provisions as of the beginning of its 2009 fiscal year. For the Company, balance sheet items carried at fair value on a recurring basis (to which SFAS No. 157 applies in 2008) consist primarily of derivative financial instruments which are valued primarily based on quoted prices in active or brokered markets for identical as well as similar assets and liabilities. Balance sheet items carried at fair value on a non-recurring basis (to which SFAS No. 157 will apply in 2009) consist of assets held for sale and exit liabilities. Relevant to the “Intangibles” section beginning on page 23, the Company also uses fair value concepts to test various long-lived assets for impairment and to initially measure assets and liabilities acquired in a business combination. Management does not currently expect the adoption of SFAS No. 157 in 2008 to have a material effect on the measurement of the Company’s financial assets and liabilities. The Company is continuing to evaluate the impact the standard will have on the determination of fair value related to non-financial assets and non-financial liabilities in post-2008 years.

Business combinations and noncontrolling interests. In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements,” which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements. Kellogg Company will adopt these standards at the beginning of its 2009 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of the Company’s 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing noncontrolling interests will be retrospectively applied to all prior-period financial information presented.

SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, the effect of adoption on the Company’s financial statements will depend primarily on specific transactions, if any, completed after 2008. Management is currently evaluating the effects that SFAS No. 141(R) is likely to have on potential post-2008 transactions.

Under SFAS No. 160, consolidated financial statements will be presented as if the parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, the investment in the noncontrolling interest, previously recorded on the balance sheet between liabilities and equity (the “mezzanine”), will be reported as equity in the parent company’s consolidated financial statements, subsequent to the adoption of SFAS No. 160. Furthermore, consolidated financial statements will include 100% of a controlled subsidiary’s earnings, rather than only the parent company’s share. Lastly, transactions between the parent company and noncontrolling interests will be reported in equity as transactions between shareholders, provided that these transactions do not create a change in control. Previously, acquisitions of additional interests in a controlled subsidiary generally resulted in remeasurement of assets and liabilities acquired; dispositions of interests generally resulted in a gain or loss.

Management is currently evaluating the impact of adopting SFAS No. 160 on the Company’s financial statements. Presently, there are no significant non-controlling interests in any of the Company’s consolidated subsidiaries. Therefore, the Company currently believes that the impact of SFAS No. 160, if any, will primarily depend on the materiality of noncontrolling interests arising in future transactions, including those entered into during 2008, to which the financial statement presentation and disclosure provisions of SFAS No. 160 will apply.

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

NOTE 2
ACQUISITIONS, OTHER INVESTMENTS, AND INTANGIBLES

Acquisitions

In order to support the continued growth of its North America operating segment, the Company completed two separate business acquisitions in late 2007 for a total of approximately $123 million in cash, including related transaction costs. On November 1, 2007, a subsidiary of the Company acquired 100% of the equity interests in Bear Naked, Inc., a leading seller of premium-branded natural granola products. On November 5, 2007, the Company acquired certain assets and liabilities of the Wholesome & Hearty Foods Company, a U.S. manufacturer of veggie foods marketed under the Gardenburger® brand. Assets, liabilities, and results of the acquired businesses have been included in the Company’s consolidated financial statements since the respective dates of acquisition; such results were insignificant for the Company’s fourth quarter of 2007. Similarly, management has estimated that the pro forma effect on the Company’s results of operations, as though these business combinations had been completed at the beginning of either 2007 or 2006, would have been immaterial. As of December 29, 2007, the purchase price allocation was substantially complete with the combined total allocated as follows (in millions): goodwill–$67; indefinite-lived trademark intangibles–$33; trademark intangibles with a 10-year expected useful life–$5; equipment–$7; working capital and other individually immaterial items-$11. The amount of tax-deductible goodwill is currently expected to approximate the carrying value recognized for financial reporting purposes.

Subsequent events

To expand the Company’s presence in Eastern Europe, on January 16, 2008, subsidiaries of the Company acquired substantially all of the equity interests in OJSC Kreker (doing business as “United Bakers”) and consolidated subsidiaries for approximately $117 million in cash, including transaction fees incurred to date, and $3 million in assumed debt. The Company expects to acquire the remaining minority interests through tender offers initiated during 2008. United Bakers is a leading producer of cereal, cookie, and cracker products in Russia, with 4,000 employees, six manufacturing facilities, and a broad distribution network. The business earned approximately $100 million of revenues in 2007. (Due to various factors including accounting principle conformity, these revenues are not necessarily indicative of the pro forma incremental effect on the Company’s 2007 consolidated net sales, assuming this business combination had been completed at the beginning of 2007.)

The purchase agreement between the Company and the seller provides for the payment of a currently undeterminable amount of contingent consideration at the end of three years, provided certain financial performance metrics are achieved. Such payment would be recognized as additional purchase price when the contingency is resolved.

As part of the aforementioned initial purchase price for this acquisition, the Company incurred approximately $5 million in transaction fees and cash advances during 2007, which have been classified as business acquisition-related investing cash outflows in the Consolidated Statement of Cash Flows for the year ended December 29, 2007.

Joint venture arrangement

In early 2006, a subsidiary of the Company formed a joint venture with a third-party company domiciled in Turkey, for the purpose of selling co-branded products in the surrounding region. During 2007, the Company contributed approximately $4 million in cash to its Turkish joint venture, in which it owns a 50% equity interest, bringing the total cumulative investment to approximately $7 million. The Turkish joint venture is reflected in the consolidated financial statements on the equity basis of accounting. Accordingly, the Company records its share of the earnings or loss from this arrangement as well as other direct transactions with or on behalf of the joint venture entity such as product sales and certain administrative expenses.

Goodwill and other intangible assets

For 2007, the Company recorded in selling, general, and administrative expense impairment losses of $7 million to write off the remaining carrying value of several individually insignificant trademarks, which were abandoned during the year. As presented in the following table, associated gross carrying amounts of $16 million and the related accumulated amortization were retired from the Company’s balance sheet.

For the periods presented, the Company’s intangible assets consisted of the following:

Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization

(millions)	2007	2006	2007	2006

Trademarks	$19	$30	$13	$22
Other	29	29	28	27

Total	$48	$59	$41	$49

	2007	2006

Amortization expense (a)	$8	$2

(a)	The currently estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately $1 million per year.

Intangible assets not subject to amortization

	Total carrying amount

(millions)	2007	2006

Trademarks	$1,443	$1,410

Changes in the carrying amount of goodwill

				Asia
	United		Latin	Pacific
(millions)	States	Europe	America	(a)	Consolidated

December 31, 2005	$3,453	—	—	$2	$3,455
Purchase accounting adjustments (b)	(7)	—	—	—	(7)

December 30, 2006	$3,446	—	—	$2	$3,448
Acquisitions	67	—	—	—	67

December 29, 2007	$3,513	—	—	$2	$3,515

(a)	Includes Australia, Asia and South Africa.

(b)	Relates principally to the recognition of an acquired tax benefit arising from the purchase of Keebler Foods Company in 2001.

NOTE 3
EXIT OR DISPOSAL PLANS

The Company views its continued spending on cost-reduction initiatives as part of its ongoing operating principles to provide greater reliability in meeting long-term growth targets. Initiatives undertaken must meet certain pay-back and internal rate of return (IRR) targets. Each cost-reduction initiative is normally one to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation, which is then used to fund new initiatives. To implement these programs, the Company has incurred various up-front costs, including asset write-offs, exit charges, and other project expenditures.

Cost summary

For 2007, the Company recorded total program-related charges of approximately $100 million, comprised of $7 million of asset write-offs, $72 million for severance and other exit costs including route franchise settlements, discussed on page 40, $15 million for other cash expenditures, and $6 million for a multiemployer pension plan withdrawal liability. Approximately $23 million of the total 2007 charges were recorded in cost of goods sold within the Europe operating segment results, with approximately $77 million recorded in SGA expense within the North America operating results.

For 2006, the Company recorded total program-related charges of approximately $82 million, comprised of $20 million of asset write-offs, $30 million for severance and other exit costs, $9 million for other cash expenditures, $4 million for a multiemployer pension plan withdrawal liability, and $19 million for pension and other postretirement plan curtailment losses and special termination benefits. Approximately $74 million of the total 2006 charges were recorded in cost of goods sold within operating segment results, with approximately $8 million recorded in SGA expense within corporate results. The Company’s operating segments were impacted as follows (in millions): North America–$46; Europe–$28.

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

Exit cost reserves were approximately $5 million at December 29, 2007, consisting principally of severance and lease termination obligations associated with projects commenced in 2007, which are expected to be paid out in 2008. At December 30, 2006 and December 31, 2005, exit cost reserves were approximately $14 million, and $13 million respectively, primarily representing severance costs that were substantially paid out in the following year.

Specific initiatives

In September 2006, the Company approved a multi-year European manufacturing optimization plan to improve utilization of its facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, the Company currently expects to incur approximately $55 million in total up-front costs, including $28 million recorded in 2006, and $19 million recorded in 2007, with the remainder to be incurred in 2008. The cost is comprised of approximately 90% cash expenditures and 10% non-cash asset write-offs. The cash portion of the total up-front costs results principally from management’s plan to eliminate approximately 220 hourly and salaried positions from the Manchester facility by the end of 2008 through voluntary early retirement and severance programs. The pension trust funding requirements of these early retirements are expected to exceed the recognized benefit expense impact by approximately $5 million; most of this incremental funding occurred in 2006. During this program, certain manufacturing equipment will also be removed from service.

All of the costs for the European manufacturing optimization plan have been recorded in cost of goods sold within the Company’s European operating segment. The following tables present total project costs to date and a reconciliation of employee severance reserves for this initiative. All other cash costs were paid in the period incurred.

Project costs to date	Employee	Other cash	Asset	Retirement
(millions)	severance	costs (a)	write-offs	benefits (b)	Total

Year ended December 30, 2006	$12	$2	$5	$9	$28
Year ended December 29, 2007	7	8	4	—	19

Total project to date	$19	$10	$9	$9	$47

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

(b)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Employee severance reserves to date	Beginning			End of
(millions)	of period	Accruals	Payments	period

Year ended December 30, 2006	$—	$12	$—	$12
Year ended December 29, 2007	12	7	(19)	—

Total project to date		$19	$(19)

In October 2007, management committed to reorganize certain production processes between the Company’s plants in Valls, Spain and Bremen, Germany. Commencement of this plan follows consultation with union representatives at the Bremen facility regarding the elimination of approximately 120 employee positions. This reorganization plan is specifically intended to improve manufacturing and distribution efficiency across the Company’s continental European operations, and is expected to be completed by mid 2008. Based on forecasted foreign exchange rates, the Company expects to incur approximately $25 million of total project costs, comprised of approximately 50% asset write-offs and 50% employee separation benefits and other cash costs. The Company recorded $4 million of costs in 2007, with the remaining to be incurred in 2008.

All of the costs for European production process realignment have been recorded in cost of goods sold within the Company’s European operating segment.

The following tables present total project costs to date and a reconciliation of employee severance reserves for this initiative. All other cash costs were paid in the period incurred.

Project costs to date	Employee	Other cash	Asset
(millions)	severance	costs (a)	write-offs	Total

Year ended December 29, 2007	$2	$1	$1	$4

Total project to date	$2	$1	$1	$4

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

Employee severance reserves to date	Beginning of			End of
(millions)	period	Accruals	Payments	period

Year ended December 29, 2007	$—	$2	$—	$2

Total project to date		$2	$—

In July 2007, management commenced a plan to reorganize the Company’s direct store-door delivery (DSD) operations in the southeastern United States. This DSD reorganization plan is intended to integrate the Company’s southeastern sales and distribution regions with the rest of its U.S. direct store-door operations, resulting in greater efficiency across the nationwide network. In preparation for this initiative, in June 2007, the Company began to extend offers to exit approximately 517 distribution route franchise agreements with independent contractors, which were substantially accepted as of July 2007. The plan resulted in the involuntary termination or relocation of approximately 300 employee positions. Total project costs incurred were $77 million, principally consisting of cash expenditures for route franchise settlements and to a lesser extent, for employee separation, relocation, and reorganization. This initiative was substantially complete by the end of 2007.

All of the costs for the U.S. DSD reorganization plan have been recorded in selling, general, and administrative expense within the Company’s North America operating segment. The following tables present total project costs to date. Exit cost reserves were approximately $3 million as of December 29, 2007, primarily related to lease termination costs. All other cash costs were paid in the period incurred.

	Route		Other
Project costs to date	franchise	Employee	cash	Retirement	Asset
(millions)	settlements	severance	costs (a)	benefits (b)	write-offs	Total

Year ended December 29, 2007	$62	$1	$6	$6	$2	$77

Total project to date	$62	$1	$6	$6	$2	$77

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

(b)	Estimated multiemployer pension plan withdrawal liability.

During 2006, the Company commenced several initiatives to enhance the productivity and efficiency of its U.S. cereal manufacturing network, primarily through technological and sourcing improvements in warehousing and packaging operations. In conjunction with these initiatives, the Company offered voluntary separation incentives, which resulted in the retirement of approximately 80 hourly employees by early 2007. During the fourth quarter of 2006, the Company incurred approximately $15 million of total up-front costs, comprised of approximately 20% asset write-offs and 80% cash costs, including $10 million of pension and other postretirement plan curtailment losses. These initiatives were complete by the end of 2007.

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

NOTE 4
OTHER INCOME (EXPENSE), NET

Other income (expense), net includes non-operating items such as interest income, charitable donations, and gains and losses from foreign currency and commodity derivatives.

Other expense includes charges for contributions to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, as follows (in millions): 2007–$12; 2006–$3; 2005–$16. Other expense for 2005 also includes a charge of approximately $7 million to reduce the carrying value of a corporate commercial facility to estimated selling value. This facility was sold in August 2006.

NOTE 5
EQUITY

During the year ended December 30, 2006, the Company revised the classification of $101 million of prior net losses realized upon reissuance of treasury shares from capital in excess of par value to retained earnings on the Consolidated Balance Sheet. Such reissuances occurred in connection with employee and director stock option exercises and other share-based settlements. The revision did not have an effect on the Company’s results of operations, total shareholders’ equity, or cash flows.

Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company. Basic net earnings per share is reconciled to diluted net earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (in millions): 2007–.8; 2006–.7; 2005–1.5.

		Average	Net
	Net	shares	earnings
(millions, except per share data)	earnings	outstanding	per share

2007
Basic	$1,103	396	$2.79
Dilutive potential common shares	—	4	(.03)

Diluted	$1,103	400	$2.76

2006
Basic	$1,004	397	$2.53
Dilutive potential common shares	—	3	(.02)

Diluted	$1,004	400	$2.51

2005
Basic	$980	412	$2.38
Dilutive potential common shares	—	4	(.02)

Diluted	$980	416	$2.36

Stock transactions
The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 8. The number of shares issued during the periods presented was (in millions): 2007–4; 2006–7; 2005–8. Additionally, during 2006, the Company established Kellogg Directtm, a direct stock purchase and dividend reinvestment plan for U.S. shareholders. The total number of shares issued for that purpose was less than one million in both 2007 and 2006.

To offset these issuances and for general corporate purposes, the Company’s Board of Directors has authorized management to repurchase specified amounts of the Company’s common stock in each of the periods presented. In 2007, the Company spent $650 million to repurchase approximately 12 million shares. In 2006, the Company spent $650 million to repurchase approximately 15 million shares. This activity consisted principally of a February 2006 private transaction with the W. K. Kellogg Foundation Trust to repurchase approximately 13 million shares for $550 million. In 2005, the Company spent $664 million to repurchase approximately 16 million shares. This activity consisted principally of a November 2005 private transaction with the W. K. Kellogg Foundation Trust to repurchase approximately 9 million shares for $400 million.

On October 26, 2007, the Company’s Board of Directors authorized a stock repurchase program of up to $650 million for 2008.

Comprehensive income
Comprehensive income includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for the periods presented consists of foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation,” unrealized gains and losses on cash flow hedges pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Additionally, other comprehensive income for 2007 includes adjustments for net experience losses and prior service cost pursuant to SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Company adopted SFAS No. 158 as of the end of its 2006 fiscal year. Refer to Note 1 for further information. Comprehensive income for prior years included minimum pension liability adjustments pursuant to SFAS No. 87 “Employers Accounting for Pensions.”

		Tax
	Pre-tax	(expense)	After-tax
(millions)	amount	benefit	amount

2007
Net earnings			$1,103
Other comprehensive income:
Foreign currency translation adjustments	$4	$—	4
Cash flow hedges:
Unrealized loss on cash flow hedges	34	(11)	23
Reclassification to net earnings	5	(1)	4
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	187	(68)	119
Prior service cost	7	(4)	3
Reclassification to net earnings:
Net experience loss	89	(30)	59
Prior service cost	10	(3)	7

	$336	$(117)	219

Total comprehensive income			$1,322

2006
Net earnings			$1,004
Other comprehensive income:
Foreign currency translation adjustments	$10	$—	10
Cash flow hedges:
Unrealized loss on cash flow hedges	(12)	4	(8)
Reclassification to net earnings	12	(4)	8
Minimum pension liability adjustments	172	(60)	112

	$182	$(60)	122

Total comprehensive income			$1,126

2005
Net earnings			$980
Other comprehensive income:
Foreign currency translation adjustments	$(85)	$—	(85)
Cash flow hedges:
Unrealized loss on cash flow hedges	(4)	2	(2)
Reclassification to net earnings	26	(10)	16
Minimum pension liability adjustments	(102)	37	(65)

	$(165)	$29	(136)

Total comprehensive income			$844

Accumulated other comprehensive income (loss) at year end consisted of the following:

(millions)	2007	2006

Foreign currency translation adjustments	$(405)	$(409)
Cash flow hedges — unrealized net loss	(6)	(33)
Postretirement and postemployment benefits:
Net experience loss	(362)	(540)
Prior service cost	(54)	(64)

Total accumulated other comprehensive loss	$(827)	$(1,046)

NOTE 6
LEASES AND OTHER COMMITMENTS

The Company’s leases are generally for equipment and warehouse space. Rent expense on all operating leases was (in millions): 2007–$135; 2006–$123; 2005–$115. Additionally, the Company was subject to a residual value guarantee on one operating lease of approximately $13 million, which was scheduled to expire in July 2007. During the first quarter of 2007, the Company recognized a liability in connection with this guarantee of approximately $5 million, which was recorded in cost of goods sold within the Company’s North America operating segment. During the second quarter of 2007, the Company terminated the lease agreement and purchased the facility for approximately $16 million, which discharged the residual value guarantee obligation. During 2007, 2006 and 2005, the Company entered into approximately $5 million, $2 million and $3 million, respectively, in capital lease agreements to finance the purchase of equipment.

At December 29, 2007, future minimum annual lease commitments under noncancelable operating and capital leases were as follows:

	Operating	Capital
(millions)	leases	leases

2008	$159	$1
2009	137	1
2010	112	1
2011	83	1
2012	56	1
2013 and beyond	183	3

Total minimum payments	$730	$8
Amount representing interest		(1)

Obligations under capital leases		7
Obligations due within one year		(1)

Long-term obligations under capital leases		$6

One of the Company’s subsidiaries was guarantor on loans to independent contractors for the purchase of DSD route franchises. In July 2007, we exited these agreements. Refer to Note 3 for further information.

The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At December 29, 2007, the Company had not recorded any liability related to these indemnifications.

NOTE 7
DEBT

Notes payable at year end consisted of commercial paper borrowings in the United States and Canada, and to a lesser extent, bank loans of foreign subsidiaries at competitive market rates, as follows:

	2007		2006

		Effective		Effective
	Principal	interest	Principal	interest
(dollars in millions)	amount	rate	amount	rate

U.S. commercial paper	$1,434	5.3%	$1,141	5.3%
Canadian commercial paper	5	4.3%	87	4.4%
Other	50		40

	$1,489		$1,268

Long-term debt at year end consisted primarily of issuances of fixed rate U.S. Dollar Notes, as follows:

(millions)			2007	2006

(a	)	6.6% U.S. Dollar Notes due 2011	$1,425	$1,496
(a	)	7.45% U.S. Dollar Debentures due 2031	1,088	1,088
(b	)	2.875% U.S. Dollar Notes due 2008	465	465
(c	)	Guaranteed Floating Rate Euro Notes due 2007	—	722
(d	)	5.125% U.S. Dollar Notes due 2012	750	—
		Other	8	5

			3,736	3,776
Less current maturities			(466)	(723)

Balance at year end			$3,270	$3,053

(a)	In March 2001, the Company issued $4.6 billion of long-term debt instruments, primarily to finance the acquisition of Keebler Foods Company. The preceding table reflects the remaining principal amounts outstanding as of year-end 2007 and 2006. The effective interest rates on these Notes, reflecting issuance discount and swap settlement, were as follows: due 2011-7.08%; due 2031-7.62%. Initially, these instruments were privately placed, or sold outside the United States, in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “1933 Act”). The Company then exchanged new debt securities for these initial debt instruments, with the new debt securities being substantially identical in all respects to the initial debt instruments, except for being registered under the 1933 Act. These debt securities contain standard events of default and covenants. The Notes due 2011 and the Debentures due 2031 may be redeemed in whole or in part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date). In December 2007, the Company redeemed $72 million of the Notes due 2011.

(b)	In June 2003, the Company issued $500 million of five-year 2.875% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to replace maturing long-term debt. These Notes were issued under an existing shelf registration statement. The effective interest rate on these Notes, reflecting issuance discount and swap settlement, is 3.35%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. In December 2005, the Company redeemed $35 million of these Notes.

(c)	In November 2005, a subsidiary of the Company (the “Borrower”) issued Euro 550 million of Guaranteed Floating Rate Notes (the “Euro Notes”) due May 2007. The Euro Notes were issued and sold in transactions outside the United States in reliance on exemptions from registration under the 1933 Act. The Euro Notes were guaranteed by the Company with an interest rate of 0.12% per annum above three-month EURIBOR for each quarterly interest period. The Euro Notes contained customary covenants that limited the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The Euro Notes were redeemable in whole or in part at par on interest payment dates or upon the occurrence of certain events in 2006 and 2007. In accordance with these terms, on January 31, 2007, the Borrower announced that it had exercised its right to call for early redemption all of the outstanding Euro Notes effective February 28, 2007, at a redemption price equal to the principal amount, plus accrued and unpaid interest through the redemption date.

(d)	In December 2007, the Company issued $750 million of five-year 5.125% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to replace a portion of its U.S. commercial paper. These Notes were issued under an existing shelf registration statement. The effective interest rate on these Notes, reflecting issuance discount and swap settlement, is 5.12%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

As discussed in preceding subnote (c), on January 31, 2007, a subsidiary of the Company announced an early redemption, effective February 28, 2007, of Euro 550 million of Guaranteed Floating Rate Notes otherwise due May 2007. To partially refinance this redemption, the Company and two of its subsidiaries (the “Issuers”) established a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. As of December 29, 2007 no notes were issued under this program.

At December 29, 2007, the Company had $2.6 billion of short-term lines of credit, virtually all of which were unused and available for borrowing on an unsecured basis. These lines were comprised principally of an unsecured Five-Year Credit Agreement, which the Company entered into during November 2006 to replace an existing facility, which would have expired in 2009. The agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, to obtain letters of credit in an aggregate amount up to $75 million, and to provide a procedure for lenders to bid on short-term debt of the Company. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens, sale and leaseback transactions, and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest. The Company entered into a $400 million unsecured 364-Day Credit Agreement effective January 31, 2007, and a $700 million 364-Day Credit Agreement effective June 13, 2007, both containing customary covenants, warranties, and restrictions similar to those described herein for the Five-Year Credit Agreement. The facilities are available for general corporate purposes, including commercial paper back-up, although the Company does not currently anticipate any usage under the facilities. On December 3, 2007, the Company terminated the $700 million Credit Agreement. The $400 million Credit Agreement expired at the end of January 2008 and the Company did not renew it.

Scheduled principal repayments on long-term debt are (in millions): 2008–$466; 2009–$2; 2010–$1; 2011–$1,429; 2012–$751; 2013 and beyond–$1,102.

Interest paid was (in millions): 2007–$305; 2006–$299; 2005–$295. Interest expense capitalized as part of the construction cost of fixed assets was (in millions): 2007–$5; 2006–$3; 2005–$1.

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

The 2003 Long-Term Incentive Plan (“2003 Plan”), approved by shareholders in 2003, permits benefits to be awarded to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2003 Plan authorizes the issuance of a total of (a) 25 million shares plus (b) shares not issued under the 2001 Long-Term Incentive Plan, with no more than 5 million shares to be issued in satisfaction of performance units, performance-based restricted shares and other awards (excluding stock options and stock appreciation rights), and with additional annual limitations on awards or payments to individual participants. At December 29, 2007, there were 10.7 million remaining authorized, but unissued, shares under the 2003 Plan. During the periods presented, specific awards and terms of those awards granted under the 2003 Plan are described in the following sections of this Note.

The Non-Employee Director Stock Plan (“Director Plan”) was approved by shareholders in 2000 and allows each eligible non-employee director to receive 2,100 shares of the Company’s common stock annually and annual grants of options to purchase 5,000 shares of the Company’s common stock. At December 29, 2007, there were .4 million remaining authorized, but unissued, shares under this plan. Shares other than options are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the “Grantor Trust”). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board. Under this plan, awards were as follows: 2007–51,791 options and 21,702 shares; 2006–50,000 options and 17,000 shares; 2005–55,000 options and 17,000 shares. Options granted to directors under this plan are included in the option activity tables within this Note.

The 2002 Employee Stock Purchase Plan was approved by shareholders in 2002 and permits eligible employees to purchase Company stock at a discounted price. This plan allows for a maximum of 2.5 million shares of Company stock to be issued at a purchase price equal to the lesser of 85% of the fair market value of the stock on the first or last day of the quarterly purchase period. Total purchases through this plan for any employee are limited to a fair market value of $25,000 during any calendar year. The Plan was amended in 2007 and beginning in 2008, Company stock will be issued at a purchase price equal to 95% of the fair market value of the stock on the last day of the quarterly purchase period. At December 29, 2007, there were 1.2 million remaining authorized, but unissued, shares under this plan. Shares were purchased by employees under this plan as follows (approximate number of shares): 2007–232,000; 2006–237,000; 2005–218,000. Options granted to employees to purchase discounted stock under this plan are included in the option activity tables within this Note.

Additionally, during 2002, a foreign subsidiary of the Company established a stock purchase plan for its employees. Subject to limitations, employee contributions to this plan are matched 1:1 by the Company. Under this plan, shares were granted by the Company to match an approximately equal number of shares purchased by employees as follows (approximate number of shares): 2007–75,000; 2006–80,000; 2005–80,000.

The Executive Stock Purchase Plan was established in 2002 to encourage and enable certain eligible employees of the Company to acquire Company stock, and to align more closely the interests of those individuals and the Company’s shareholders. This plan allows for a maximum of 500,000 shares of Company stock to be issued. At December 29, 2007, there were approximately 460,000 remaining authorized, but unissued, shares under this plan. Under this plan, shares were granted by the Company to executives in lieu of cash bonuses as follows (approximate number of shares): 2007–0; 2006–4,000; 2005–2,000.

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

For the years ended December 29, 2007 and December 30, 2006, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2007	2006

Pre-tax compensation expense	$81	$96

Related income tax benefit	$29	$34

Amounts for 2005 are presented in the following table in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and related interpretations. Reported amounts consist principally of expense recognized for executive performance share and restricted stock awards; pro forma amounts are attributable primarily to stock option grants.

(millions, except per share data)	2005

Stock-based compensation expense, net of tax:
As reported	$12
Pro forma	$49
Net earnings:
As reported	$980
Pro forma	$943
Basic net earnings per share:
As reported	$2.38
Pro forma	$2.29
Diluted net earnings per share:
As reported	$2.36
Pro forma	$2.27

As of December 29, 2007, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $33 million and the weighted-average period over which this amount is expected to be recognized was approximately 1.3 years.

Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax benefits realized upon exercise or vesting of stock-based awards generally represent the tax benefit of the difference between the exercise price and strike price of the option. Within this amount, the 2007 and 2006 windfall tax benefit (amount realized in excess of that previously recognized in earnings) of $15 million and $22 million, respectively represents the operating cash flow reduction (and financing cash flow increase) related to the Company’s adoption of SFAS No. 123(R) in 2006. Refer to Note 1 for further information on the Company’s accounting policies regarding tax benefit windfalls and shortfalls.

Cash used by the Company to settle equity instruments granted under stock-based awards was insignificant.

(millions)	2007	2006	2005

Total cash received from option exercises and similar instruments	$163	$218	$222

Tax benefits realized upon exercise or vesting of stock- based awards:
Windfall benefits classified as financing cash flow	$15	$22	n/a
Other amounts classified as operating cash flow	11	23	40

Total	$26	$45	$40

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

Stock option valuation model assumptions
for grants within the year ended:	2007	2006	2005

Weighted-average expected volatility	17.46%	17.94%	22.00%
Weighted-average expected term (years)	3.20	3.21	3.42
Weighted-average risk-free interest rate	4.58%	4.65%	3.81%
Dividend yield	2.40%	2.40%	2.40%

Weighed-average fair value of options granted	$7.24	$6.67	$7.35

A summary of option activity for the year ended December 29, 2007, is presented in the following table:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of year	27	$41
Granted	8	51
Exercised	(8)	41
Forfeitures and expirations	(1)	44

Outstanding, end of year	26	$44	6.0	$236

Exercisable, end of year	20	$42	5.0	$222

Additionally, option activity for comparable prior-year periods is presented in the following table:

(millions, except per share data)	2006	2005

Outstanding, beginning of year	29	33
Granted	10	8
Exercised	(11)	(11)
Forfeitures and expirations	(1)	(1)

Outstanding, end of year	27	29

Exercisable, end of year	20	21

Weighted-average exercise price:
Outstanding, beginning of year	$38	$35
Granted	46	44
Exercised	37	34
Forfeitures and expirations	43	41

Outstanding, end of year	$41	$38

Exercisable, end of year	$40	$37

The total intrinsic value of options exercised during the periods presented was (in millions): 2007–$86; 2006–$114; 2005–$116.

Other stock-based awards

During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2003 Plan.

In 2007, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year cash flow targets are achieved. In 2006 and 2005, the Company granted performance shares to a limited number of senior executive-level employees, which entitled these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year net sales growth targets were achieved. Subsequent to the adoption of SFAS No. 123(R), management has estimated the fair value of performance share awards based on the market price of the underlying stock on the date of grant, reduced by the present value of estimated dividends foregone during the performance period. The 2007, 2006 and 2005 target grants (as revised for non-vested forfeitures and other adjustments) currently correspond to approximately 205,000, 250,000 and 270,000 shares, respectively; with a grant-date fair value of approximately $46, $41, and $41 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at year-end 2007, the maximum future value that could be awarded on the vesting date is (in millions): 2007 award–$22; 2006 award–$27; and 2005 award–$28.

The Company also periodically grants restricted stock and restricted stock units to eligible employees under the 2003 Plan. Restrictions with respect to sale or transferability generally lapse after three years and the grantee is normally entitled to receive shareholder dividends during the vesting period. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock activity for the year ended December 29, 2007, is presented in the following table:

		Weighted-
		average
Employee restricted stock	Shares	grant-date
and restricted stock units	(thousands)	fair value

Non-vested, beginning of period	434	$45
Granted	55	52
Vested	(110)	42
Forfeited	(5)	43

Non-vested, end of period	374	$47

Grants of restricted stock and restricted stock units for comparable prior-year periods were: 2006-190,000; 2005-141,000.

The total fair value of restricted stock and restricted stock units vesting in the periods presented was (in millions): 2007–$6; 2006–$8; 2005–$4.

NOTE 9
PENSION BENEFITS

The Company sponsors a number of U.S. and foreign pension plans to provide retirement benefits for its employees. The majority of these plans are funded or unfunded defined benefit plans, although the Company does participate in a limited number of multiemployer or other defined contribution plans for certain employee groups. Defined benefits for salaried employees are generally based on salary and years of service, while union employee benefits are generally a negotiated amount for each year of service. The Company uses its fiscal year end as the measurement date for its defined benefit plans.

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

(millions)	2007	2006

Change in projected benefit obligation
Beginning of year	$3,309	$3,145
Service cost	96	94
Interest cost	188	172
Plan participants’ contributions	6	2
Amendments	(9)	24
Actuarial gain	(153)	(97)
Benefits paid	(198)	(160)
Curtailment and special termination benefits	12	15
Foreign currency adjustments and other	63	114

End of year	$3,314	$3,309

Change in plan assets
Fair value beginning of year	$3,426	$2,923
Actual return on plan assets	206	448
Employer contributions	84	86
Plan participants’ contributions	6	2
Benefits paid	(184)	(150)
Special termination benefits	9	—
Foreign currency adjustments and other	66	117

Fair value end of year	$3,613	$3,426

Funded status	$299	$117

Amounts recognized in the Consolidated Balance Sheet consist of
Noncurrent assets	$481	$353
Current liabilities	(11)	(10)
Noncurrent liabilities	(171)	(226)

Net amount recognized	$299	$117

Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$377	$503
Prior service cost	96	115

Net amount recognized	$473	$618

The accumulated benefit obligation for all defined benefit pension plans was $3.02 billion and $2.99 billion at December 29, 2007 and December 30, 2006, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2007	2006

Projected benefit obligation	$243	$253
Accumulated benefit obligation	202	202
Fair value of plan assets	62	55

Expense

The components of pension expense are presented in the following table. Pension expense for defined contribution plans relates principally to multiemployer plans in which the Company participates on behalf of certain unionized workforces in the United States. The amounts for 2007 and 2006 include charges of approximately $6 million and $4 million, respectively, for the Company’s current estimate of a multiemployer plan withdrawal liability, which is further described in Note 3.

(millions)	2007	2006	2005

Service cost	$96	$94	$80
Interest cost	188	172	160
Expected return on plan assets	(282)	(257)	(229)
Amortization of unrecognized prior service cost	13	12	10
Recognized net loss	64	80	65
Curtailment and special termination benefits - net loss	4	17	2

Pension expense:
Defined benefit plans	83	118	88
Defined contribution plans	25	19	32

Total	$108	$137	$120

Any arising obligation-related experience gain or loss is amortized using a straight-line method over the average remaining service period of active plan participants. Any asset-related experience gain or loss is recognized as described on page 49. The estimated net experience loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension expense over the next fiscal year are approximately $35 million and $13 million, respectively.

Net losses from curtailment and special termination benefits recognized in 2006 are related primarily to plant workforce reductions in the United States and United Kingdom, as further described in Note 3.

Certain of the Company’s subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2007–$36; 2006–$33; 2005–$30. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.

Assumptions

The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2007	2006	2005

Discount rate	6.2%	5.7%	5.4%
Long-term rate of compensation increase	4.4%	4.4%	4.4%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2007	2006	2005

Discount rate	5.7%	5.4%	5.7%
Long-term rate of compensation increase	4.4%	4.4%	4.3%
Long-term rate of return on plan assets	8.9%	8.9%	8.9%

To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 70% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.7% and an active management premium of 1% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Although management reviews the Company’s expected long-term rates of return annually, the benefit trust investment performance for one particular year does not, by itself, significantly influence this evaluation. The expected rates of return are generally not revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by the Company’s modeling process. The expected rate of return for 2007 of 8.9% equated to approximately the 50th percentile expectation. Any future variance between the expected and actual rates of return on plan assets is recognized in the calculated value of plan assets over a five-year period and once recognized, experience gains and losses are amortized using a declining-balance method over the average remaining service period of active plan participants.

Plan assets

The Company’s year-end pension plan weighted-average asset allocations by asset category were:

	2007	2006

Equity securities	74%	76%
Debt securities	23%	21%
Other	3%	3%

Total	100%	100%

The Company’s investment strategy for its major defined benefit plans is to maintain a diversified portfolio of asset classes with the primary goal of meeting long-term cash requirements as they become due. Assets are invested in a prudent manner to maintain the security of funds while maximizing returns within the Company’s guidelines. The current weighted-average target asset allocation reflected by this strategy is: equity securities–75%; debt securities–23%; other–2%. Investment in Company common stock represented 1.5% of consolidated plan assets at December 29, 2007 and December 30, 2006. Plan funding strategies are influenced by tax regulations. The Company currently expects to contribute approximately $50 million to its defined benefit pension plans during 2008.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2008–$202; 2009–$210; 2010–$217; 2011–$229; 2012–$227; 2013 to 2017–$1,266.

NOTE 10
NONPENSION POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

Postretirement

The Company sponsors a number of plans to provide health care and other welfare benefits to retired employees in the United States and Canada, who have met certain age and service requirements. The majority of these plans are funded or unfunded defined benefit plans, although the Company does participate in a limited number of multiemployer or other defined contribution plans for certain employee groups. The Company contributes to voluntary employee benefit association (VEBA) trusts to fund certain U.S. retiree health and welfare benefit obligations. The Company uses its fiscal year end as the measurement date for these plans.

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

(millions)	2007	2006

Change in accumulated benefit obligation
Beginning of year	$1,208	$1,225
Service cost	19	17
Interest cost	69	66
Actuarial gain	(174)	(54)
Amendments	—	4
Benefits paid	(55)	(56)
Curtailment and special termination benefits	—	6
Foreign currency adjustments	8	—

End of year	$1,075	$1,208

Change in plan assets
Fair value beginning of year	$764	$683
Actual return on plan assets	36	124
Employer contributions	12	13
Benefits paid	(58)	(56)

Fair value end of year	$754	$764

Funded status	$(321)	$(444)

Amounts recognized in the Consolidated Balance Sheet consist of
Current liabilities	$(2)	$(2)
Noncurrent liabilities	(319)	(442)

Net amount recognized	$(321)	$(444)

Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$123	$295
Prior service credit	(16)	(19)

Net amount recognized	$107	$276

Expense

Components of postretirement benefit expense were:

(millions)	2007	2006	2005

Service cost	$19	$17	$15
Interest cost	69	66	58
Expected return on plan assets	(59)	(58)	(42)
Amortization of unrecognized prior service credit	(3)	(3)	(3)
Recognized net loss	23	31	20
Curtailment and special termination benefits — net loss	—	6	—

Postretirement benefit expense:
Defined benefit plans	49	59	48
Defined contribution plans	2	2	1

Total	$51	$61	$49

Any arising health care claims cost-related experience gain or loss is recognized in the calculated amount of claims experience over a four-year period and once recognized, is amortized using a straight-line method over 15 years, resulting in at least the minimum amortization prescribed by SFAS No. 106. Any asset-related experience gain or loss is recognized as described for pension plans on page 49. The estimated net experience loss for defined benefit plans that will be amortized from accumulated other comprehensive income into nonpension postretirement benefit expense over the next fiscal year is approximately $9 million, partially offset by amortization of prior service credit of $3 million.

Net losses from curtailment and special termination benefits recognized in 2006 are related primarily to plant workforce reductions in the United States as further described in Note 3.

Assumptions

The weighted-average actuarial assumptions used to determine benefit obligations were:

	2007	2006	2005

Discount rate	6.4%	5.9%	5.5%

The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2007	2006	2005

Discount rate	5.9%	5.5%	5.8%
Long-term rate of return on plan assets	8.9%	8.9%	8.9%

The Company determines the overall expected long-term rate of return on VEBA trust assets in the same manner as that described for pension trusts in Note 9.

The assumed health care cost trend rate is 8.5% for 2008, decreasing gradually to 4.75% by the year 2012 and remaining at that level thereafter. These trend rates reflect the Company’s recent historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage	One percentage
(millions)	point increase	point decrease

Effect on total of service and interest cost components	$9	$(9)
Effect on postretirement benefit obligation	$105	$(100)

Plan assets

The Company’s year-end VEBA trust weighted-average asset allocations by asset category were:

	2007	2006

Equity securities	75%	77%
Debt securities	25%	22%
Other	—	1%

Total	100%	100%

The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 9. The current target asset allocation is 75% equity securities and 25% debt securities. The Company currently expects to contribute approximately $13 million to its VEBA trusts during 2008.

Postemployment

Under certain conditions, the Company provides benefits to former or inactive employees in the United States and several foreign locations, including salary continuance, severance, and long-term disability. The Company recognizes an obligation for any of these benefits that vest or accumulate with service. Postemployment benefits that do not vest or accumulate with service (such as severance based solely on annual pay rather than years of service) or costs arising from actions that offer benefits to employees in excess of those specified in the respective plans are charged to expense when incurred. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension benefits on page 48. The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2007	2006

Change in accumulated benefit obligation
Beginning of year	$40	$42
Service cost	6	4
Interest cost	2	2
Actuarial loss (gain)	22	(1)
Benefits paid	(8)	(8)
Foreign currency adjustments	1	1

End of year	$63	$40

Funded status	$(63)	(40)

Amounts recognized in the Consolidated Balance Sheet consist of
Current liabilities	$(7)	$(8)
Noncurrent liabilities	(56)	(32)

Net amount recognized	$(63)	$(40)

Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$36	$16

Net amount recognized	$36	$16

Components of postemployment benefit expense were:

(millions)	2007	2006	2005

Service cost	$6	$4	$5
Interest cost	2	2	2
Recognized net loss	2	3	3

Postemployment benefit expense	$10	$9	$10

All gains and losses are recognized over the average remaining service period of active plan participants. The estimated net experience loss that will be amortized from accumulated other comprehensive income into postemployment benefit expense over the next fiscal year is approximately $4 million.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment

2008	$57	$7
2009	61	6
2010	64	7
2011	66	7
2012	68	7
2013-2017	396	42

NOTE 11
INCOME TAXES

Earnings before income taxes and the provision for U.S. federal, state, and foreign taxes on these earnings were:

(millions)	2007	2006	2005

Earnings before income taxes
United States	$999	$1,049	$971
Foreign	548	423	454

	$1,547	$1,472	$1,425

Income taxes
Currently payable
Federal	$395	$342	$377
State	30	35	26
Foreign	88	134	101

	513	511	504

Deferred
Federal	(74)	(10)	(70)
State	(3)	(4)	1
Foreign	8	(30)	10

	(69)	(44)	(59)

Total income taxes	$444	$467	$445

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2007	2006	2005

U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign rates varying from 35%	−4.0	−3.5	−3.8
State income taxes, net of federal benefit	1.1	1.3	1.2
Foreign earnings repatriation	2.3	1.2	—
Tax audit settlements	—	−1.7	—
Net change in valuation allowances	−.5	.5	−.2
Statutory rate changes, deferred tax impact	−.6	—	—
International restructuring	−2.6	—	—
Other	−2.0	−1.1	−1.0

Effective income tax rate	28.7%	31.7%	31.2%

As presented in the preceding table, the Company’s 2007 consolidated effective tax rate was approximately 29%, as compared to approximately 32% in 2006 and 31% in 2005. The 2007 effective income tax rate was lower than the two preceding years due principally to the favorable effect of several discrete adjustments. In the first quarter of 2007, management implemented an international restructuring initiative which eliminated a foreign tax liability of approximately $40 million. Accordingly, the reversal was recorded within the Company’s consolidated provision for income taxes. The Company benefited from statutory rate reductions, primarily in the United Kingdom and in Germany which resulted in an $11 million reduction to income tax expense. These rate reductions will first be applicable to income taxed in 2008 and amounted to two percentage points in the United Kingdom and ten percentage points in Germany, partially offset by the effect of other German tax law changes. During 2007, the Company repatriated approximately $327 million of current year foreign earnings, for a gross U.S. tax cost of $35 million. This cost was offset by foreign tax credit related items of $31 million, reducing the net cost of repatriation to $4 million. At December 29, 2007, accumulated foreign subsidiary earnings of approximately $1.3 billion were considered permanently invested in those businesses. Accordingly, U.S. income taxes have not been provided on these earnings.

In addition to the aforementioned statutory rate reductions enacted in the Company’s fiscal third quarter, the government of Mexico enacted a tax reform package. Beginning in 2008, corporate entities will pay the higher of traditional income tax (generally imposed at a rate of 28%) or a new corporate flat tax, which is phased in at a rate of 16.5% in 2008 to 17.5% by 2010. Under the new flat tax, allowable deductions, such as interest expense, are limited. The Company has evaluated the impact of the Mexican tax law reform on its Latin American operations. A valuation allowance of $3 million has been recorded against certain deferred tax assets. In addition, this tax reform will result in a slight increase to the Company’s consolidated effective income tax rate, beginning in 2008.

The Company’s 2006 consolidated effective tax rate included two significant, but partially-offsetting, discrete adjustments. The Company reduced its reserves for uncertain tax positions by $25 million, related principally to the closure of several domestic tax audits. In addition, the Company revised its repatriation plan for certain foreign earnings, giving rise to an incremental net tax cost of $18 million.

Generally, the changes in valuation allowances on deferred tax assets and corresponding impacts on the effective income tax rate result from management’s assessment of the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards prior to expiration. For 2007, the .5% rate reduction presented in the preceding table primarily reflects the reversal of a valuation allowance against U.S. foreign tax credits which were utilized in conjunction with the aforementioned 2007 foreign earnings repatriation. Total tax benefits of carryforwards at year-end 2007 and 2006 were approximately $17 million and $29 million, respectively, with related valuation allowances at year-end 2007 and 2006 of approximately $17 and $28 million. Of the total carryforwards at year-end 2007, less than $2 million expire in 2008 with the remainder principally expiring after five years.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2007 and 2006. The significant decline in the “employee benefits” caption of the Company’s noncurrent deferred tax asset during 2007 is principally related to net experience gains associated with employer pension and other postretirement benefit plans that are recorded in other comprehensive income, net of tax.

	Deferred tax assets		Deferred tax liabilities

(millions)	2007	2006	2007	2006

Current:
U.S. state income taxes	$7	$8	$—	$—
Advertising and promotion-related	23	20	12	11
Wages and payroll taxes	23	26	—	—
Inventory valuation	20	23	3	5
Employee benefits	17	18	1	—
Operating loss and credit carryforwards	—	14	—	—
Hedging transactions	5	19	—	1
Deferred intercompany revenue	11	6	—	—
Other	18	26	11	15

	124	160	27	32
Less valuation allowance	(4)	(15)	—	—

	$120	$145	$27	$32

Noncurrent:
U.S. state income taxes	$—	$—	$44	$47
Employee benefits	136	218	65	53
Operating loss and credit carryforwards	17	15	—	—
Hedging transactions	2	2	—	—
Depreciation and asset disposals	15	15	299	307
Capitalized interest	6	5	12	12
Trademarks and other intangibles	—	—	454	474
Deferred compensation	52	41	—	—
Stock options	37	22	—	—
Other	8	12	6	6

	273	330	880	899
Less valuation allowance	(18)	(13)	—	—

	255	317	880	899

Total deferred taxes	$375	$462	$907	$931

The change in valuation allowance against deferred tax assets was:

(millions)	2007	2006	2005

Balance at beginning of year	$28	$19	$22
Additions charged to income tax expense	4	12	—
Reductions credited to income tax expense	(12)	(4)	(3)
Currency translation adjustments	2	1	—

Balance at end of year	$22	$28	$19

Cash paid for income taxes was (in millions): 2007–$560; 2006–$428; 2005–$425. Income tax benefits realized from stock option exercises and deductibility of other equity-based awards are presented in Note 8.

Uncertain tax positions

The Company adopted Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) as of the beginning of its 2007 fiscal year. This interpretation clarifies what criteria must be met prior to recognition of the financial statement benefit, in accordance with SFAS No. 109, “Accounting for Income Taxes,” of a position taken in a tax return.

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

As of December 29, 2007, the Company has classified approximately $36 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the aforementioned current liability balance expected to be settled within one year, offset by approximately $29 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the year ended December 29, 2007. Approximately $147 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

(millions)

Balance at December 31, 2006	$143
Tax positions related to current year:
Additions	31
Reductions	—
Tax positions related to prior years:
Additions	22
Reductions	(26)
Settlements	(1)

Balance at December 29, 2007	$169

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other noncurrent liabilities.

The Company classifies income tax-related interest and penalties as interest expense and selling, general, and administrative expense, respectively. For the year ended December 29, 2007, the Company recognized $9 million of tax-related interest and penalties and had approximately $31 million accrued at December 29, 2007.

NOTE 12
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The fair values of the Company’s financial instruments are based on carrying value in the case of short-term items, quoted market prices for derivatives and investments, and in the case of long-term debt, incremental borrowing rates currently available on loans with similar terms and maturities. The carrying amounts of the Company’s cash, cash equivalents, receivables, and notes payable approximate fair value. The fair value of the Company’s long-term debt at December 29, 2007, exceeded its carrying value by approximately $251 million.

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

The total net loss attributable to cash flow hedges recorded in accumulated other comprehensive income at December 29, 2007, was $6 million, related primarily to forward interest rate contracts settled during 2001 and 2003 in conjunction with fixed rate long-term debt issuances partially offset by 10-year natural gas price swaps entered into in 2006. The interest rate contract losses will be reclassified into interest expense over the next 24 years. The natural gas swap losses will be reclassified to cost of goods sold over the next 9 years. Other insignificant amounts related to foreign currency and commodity price cash flow hedges will be reclassified into earnings during the next 18 months.

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

Financial instruments, which potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company places its investments in highly rated financial institutions and investment-grade short-term debt instruments, and limits the amount of credit exposure to any one entity. Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts comprising approximately 27% of consolidated accounts receivable at December 29, 2007.

NOTE 13
QUARTERLY FINANCIAL DATA (unaudited)

	Net sales		Gross profit

(millions, except per share data)	2007	2006	2007	2006

First	$2,963	$2,727	$1,264	$1,197
Second	3,015	2,773	1,377	1,235
Third	3,004	2,823	1,342	1,274
Fourth	2,794	2,584	1,196	1,119

	$11,776	$10,907	$5,179	$4,825

	Net earnings		Net earnings per share

	2007	2006	2007		2006

			Basic	Diluted
					Basic	Diluted

First	$321	$274	$.81	$.80	$.69	$.68
Second	301	267	.76	.75	.68	.67
Third	305	281	.77	.76	.71	.70
Fourth	176	182	.45	.44	.46	.45

	$1,103	$1,004

The principal market for trading Kellogg shares is the New York Stock Exchange (NYSE). The shares are also traded on the Boston, Chicago, Cincinnati, Pacific, and Philadelphia Stock Exchanges. At year-end 2007, the closing price (on the NYSE) was $52.92 and there were 41,335 shareholders of record.

Dividends paid per share and the quarterly price ranges on the NYSE during the last two years were:

	Dividend	Stock price
2007 — Quarter	per share	High	Low

First	$.2910	$52.02	$48.68
Second	.2910	54.42	51.05
Third	.3100	56.89	51.02
Fourth	.3100	56.31	51.49

	$1.2020

2006 — Quarter

First	$.2775	$45.78	$42.41
Second	.2775	48.50	43.06
Third	.2910	50.87	47.31
Fourth	.2910	50.95	47.71

	$1.1370

NOTE 14
OPERATING SEGMENTS

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, fruit snacks, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States and United Kingdom. The Company currently manages its operations in four geographic operating segments, comprised of North America and the three International operating segments of Europe, Latin America, and Asia Pacific. Beginning in 2007, the Asia Pacific segment includes South Africa, which was formerly a part of Europe. Prior years were restated for comparison purposes.

The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statement of Earnings and Balance Sheet. Intercompany transactions between operating segments were insignificant in all periods presented.

(millions)	2007	2006	2005

Net sales
North America	$7,786	$7,349	$6,808
Europe	2,357	2,057	1,925
Latin America	984	891	822
Asia Pacific (a)	649	610	622

Consolidated	$11,776	$10,907	$10,177

Segment operating profit
North America	$1,345	$1,341	$1,251
Europe	397	321	317
Latin America	213	220	203
Asia Pacific (a)	88	90	100
Corporate	(175)	(206)	(121)

Consolidated	$1,868	$1,766	$1,750

Depreciation and amortization
North America	$239	242	$272
Europe	71	65	60
Latin America	24	22	20
Asia Pacific (a)	23	19	22
Corporate	15	5	18

Consolidated	$372	353	$392

Interest expense
North America	$2	$9	$2
Europe	13	27	12
Latin America	1	—	—
Asia Pacific (a)	—	—	—
Corporate	303	271	286

Consolidated	$319	$307	$300

Income taxes
North America	$388	$396	$373
Europe	27	7	27
Latin America	40	32	22
Asia Pacific (a)	14	18	15
Corporate	(25)	14	8

Consolidated	$444	$467	$445

Total assets (b)
North America	$8,255	$7,996	$7,945
Europe	2,017	2,325	2,305
Latin America	527	661	451
Asia Pacific (a)	397	385	347
Corporate	5,276	4,934	5,336
Elimination entries	(5,075)	(5,587)	(5,809)

Consolidated	$11,397	$10,714	$10,575

Additions to long-lived assets (c)
North America	$443	$316	$317
Europe	76	54	39
Latin America	37	53	38
Asia Pacific (a)	21	27	17
Corporate	5	3	1

Consolidated	$582	$453	$412

(a)	Includes Australia, Asia and South Africa.

(b)	The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the end of its 2006 fiscal year. The standard generally requires company plan sponsors to reflect the net over- or under-funded position of a defined postretirement benefit plan as an asset or liability on the balance sheet. Accordingly, the Company’s consolidated and corporate total assets for 2006 were reduced by $512 and $152 respectively. Operating segment total assets were reduced as follows: North America-$72; Europe-$284; Latin America-$3; Asia Pacific-$1. Refer to Note 1 for further information.

(c)	Includes plant, property, equipment, and purchased intangibles.

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during 2007, 18% in 2006, and 17% in 2005, comprised principally of sales within the United States.

Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2007	2006	2005

Net sales
United States	$7,224	$6,843	$6,351
United Kingdom	1,018	894	837
Other foreign countries	3,534	3,170	2,989

Consolidated	$11,776	$10,907	$10,177

Long-lived assets (a)
United States	$6,832	$6,630	$6,577
United Kingdom	378	369	324
Other foreign countries	745	685	641

Consolidated	$7,955	$7,684	$7,542

(a)	Includes plant, property, equipment, and purchased intangibles.

(millions)	2007	2006	2005

North America
Retail channel cereal	$2,784	$2,667	$2,588
Retail channel snacks	3,553	3,318	2,977
Frozen and specialty channels	1,449	1,364	1,243
International
Cereal	3,346	3,010	2,933
Convenience foods	644	548	436

Consolidated	$11,776	$10,907	$10,177

NOTE 15
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Earnings
(millions)	2007	2006	2005

Research and development expense	$179	$191	$181
Advertising expense	$1,063	$916	$858

Consolidated Statement of Cash Flows
(millions)	2007	2006	2005

Trade receivables	$(63)	$(58)	$(86)
Other receivables	4	(21)	(26)
Inventories	(88)	(107)	(25)
Other current assets	(6)	(11)	(15)
Accounts payable	167	27	156
Accrued income taxes	(67)	66	75
Accrued interest expense	(1)	4	(6)
Other current liabilities	64	61	(45)

Changes in operating assets and liabilities	$10	$(39)	$28

Consolidated Balance Sheet
(millions)	2007	2006

Trade receivables	$908	$840
Allowance for doubtful accounts	(5)	(6)
Other receivables	123	111

Accounts receivable, net	$1,026	$945

Raw materials and supplies	$234	$201
Finished goods and materials in process	690	623

Inventories	$924	$824

Deferred income taxes	$103	$116
Other prepaid assets	140	131

Other current assets	$243	$247

Land	$86	$78
Buildings	1,614	1,521
Machinery and equipment (a)	5,249	4,992
Construction in progress	354	327
Accumulated depreciation	(4,313)	(4,102)

Property, net	$2,990	$2,816

Other intangibles	$1,491	$1,469
Accumulated amortization	(41)	(49)

Other intangibles, net	$1,450	$1,420

Pension	$481	$353
Other	244	250

Other assets	$725	$603

Accrued income taxes	$—	$152
Accrued salaries and wages	316	311
Accrued advertising and promotion	378	338
Other	314	318

Other current liabilities	$1,008	$1,119

Nonpension postretirement benefits	$319	$442
Deferred income taxes	647	619
Other	591	511

Other liabilities	$1,557	$1,572

(a)	Includes an insignificant amount of capitalized internal-use software.

Allowance for doubtful accounts
(millions)	2007	2006	2005

Balance at beginning of year	$6	$7	$13
Additions charged to expense	1	2	—
Doubtful accounts charged to reserve	(2)	(3)	(7)
Currency translation adjustments	—	—	1

Balance at end of year	$5	$6	$7

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

We have excluded the Bear Naked and Gardenburger businesses from our assessment of internal control over financial reporting because those businesses were acquired in November 2007. The total assets and net sales of these businesses represent $131 million and $3 million, respectively, of the related consolidated financial statement amounts as of and for the year ending December 29, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 29, 2007. The effectiveness of our internal control over financial reporting as of December 29, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

A. D. David Mackay
President and Chief Executive Officer

John A. Bryant
Executive Vice President,
Chief Financial Officer, Kellogg Company and
President, Kellogg North America

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
of Kellogg Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kellogg Company and its subsidiaries at December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting, appearing under Item 8. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounted for share-based compensation and defined pension, other postretirement and postemployment plans in 2006. Also, as discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounted for uncertain tax positions in 2007.

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

As described in Management’s Report on Internal Control over Financial Reporting appearing under Item 8, management has excluded the Bear Naked and Gardenburger businesses from its assessment of internal control over financial reporting as of December 29, 2007 because those businesses were acquired in November 2007. We have also excluded Bear Naked and Gardenburger from our audit of internal control over financial reporting. The total assets and net sales of these businesses represent $131 million and $3 million, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2007.

Battle Creek, Michigan
February 25, 2008

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

As of December 29, 2007, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also attested to, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2007 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 25, 2008 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.

Identification and Members of Audit Committee; Audit Committee Financial Expert — Refer to the information in the Proxy Statement under the caption “Board and Committee Membership,” which information is incorporated herein by reference.

Executive Officers of the Registrant — Refer to “Executive Officers” under Item 1 at pages 3 through 5 of this Report.

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

Refer to the information under the captions “2007 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Related Person Transactions — Compensation Committee Interlocks and Insider Participation,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution

and Deferred Compensation Plans,” “Employment Agreements” and “Potential Post-Employment Payments” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Refer to the information under the captions “Security Ownership – Five Percent Holders” and “Security Ownership – Officer and Director Stock Ownership” of the Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under
Equity Compensation Plans

(millions, except per share data)
			Number of
			securities remaining
			available for future
	Number of securities	Weighted-average	issuance under
	to be issued upon	exercise price	equity compensation
	exercise of	of outstanding	plans (excluding
	outstanding options,	options, warrants	securities reflected
	warrants and rights as of	and rights as of	in column (a)) as of
	December 29,	December 29,	December 29,
	2007	2007	2007
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	26.4	$44	12.3
Equity compensation plans not approved by security holders	.1	$27	.6

Total	26.5	$44	12.9

Five plans (including one individual compensation arrangement) are considered “Equity compensation plans not approved by security holders”. The Kellogg Share Incentive Plan, which was adopted in 2002 and is available to most U.K. employees of specified Kellogg Company subsidiaries; a similar plan, which is available to employees in the Republic of Ireland; the Kellogg Company Executive Stock Purchase Plan, which was adopted in 2002 and is available to selected senior level Kellogg employees; the Deferred Compensation Plan for Non-Employee Directors, which was adopted in 1986 and amended in 1993 and 2002; and a non-qualified stock option granted in 2000 to Mr. Jenness, when he had just been appointed a Kellogg director.

Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the plan through payroll deductions. The trustees of the plan use those contributions to buy shares of our common stock at fair market value on the open market, with Kellogg matching those contributions on a 1:1 basis. Shares must be withdrawn from the plan when employees cease employment. Under current law, eligible employees generally receive certain income and other tax benefits if those shares are held in the plan for a specified number of years. A similar plan is also available to employees in the Republic of Ireland. As these plans are open market plans with no set overall maximum, no amounts for these plans are included in the above table. However, approximately 75,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the plan for the Republic of Ireland and other similar predecessor plans during 2007, with approximately an additional 75,000 shares being provided as matched shares.

Under the Kellogg Company Executive Stock Purchase Plan, selected senior level Kellogg employees may elect to use all or part of their annual bonus, on an after-tax basis, to purchase shares of our common stock at fair market value (as determined over a thirty-day trading period). No more than 500,000 treasury shares are authorized for use under this plan.

Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of our common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee Directors’ accounts. Units may be paid in either cash or shares of our common stock, either in a lump sum or in up to ten annual installments, with the payments to begin as soon as practicable after the non-employee Director’s service as a Director terminates. No more than 150,000 shares are authorized for use under this plan, of which approximately 11,000 had been issued as of December 29, 2007. Because Directors may elect, and are likely to elect, a distribution of cash rather than shares, the contingently issuable shares are not included in column (a) of the table above.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Refer to the information under the captions “Proposal 2 — Ratification of PricewaterhouseCoopers LLP — Fees Paid to Independent Registered Accounting Firm” and “Proposal 2 — Ratification of PricewaterhouseCoopers LLP — Preapproval Policies and Procedures” of the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 25, 2008, are included herein in Part II, Item 8.

(a) 1.	Consolidated Financial Statements

Consolidated Statement of Earnings for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

Consolidated Statement of Shareholders’ Equity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

Consolidated Balance Sheet at December 29, 2007 and December 30, 2006.

Consolidated Statement of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

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

The information called for by this Item is incorporated herein by reference from the Exhibit Index on pages 64 through 67 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2008.

KELLOGG COMPANY

By:	/s/ A. D. David Mackay
  A. D. David Mackay
  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Capacity	Date

/s/ A. D. David Mackay A. D. David Mackay		President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2008

/s/ John A. Bryant John A. Bryant		Executive Vice President, Chief Financial Officer, Kellogg Company and President, Kellogg North America (Principal Financial Officer)	February 25, 2008

/s/ Alan R. Andrews Alan R. Andrews		Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2008

* James M. Jenness		Chairman of the Board and Director	February 25, 2008

* Benjamin S. Carson Sr.		Director	February 25, 2008

* John T. Dillon		Director	February 25, 2008

* Claudio X. Gonzalez		Director	February 25, 2008

* Gordon Gund		Director	February 25, 2008

* Dorothy A. Johnson		Director	February 25, 2008

* Donald R. Knauss		Director	February 25, 2008

* Ann McLaughlin Korologos		Director	February 25, 2008

* Sterling K. Speirn		Director	February 25, 2008

* Robert A. Steele		Director	February 25, 2008

* John L. Zabriskie		Director	February 25, 2008

*By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-Fact	February 25, 2008

EXHIBIT INDEX

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

1.01	Underwriting Agreement, dated November 28, 2007, by and among Kellogg Company, J.P. Morgan Securities Inc., Barclays Capital Inc. and SunTrust Robinson Humphrey, Inc., incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated November 28, 2007, Commission file number 1-4171.	IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.02 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, file number 1-4171.	IBRF
4.01	Fiscal Agency Agreement dated as of January 29, 1997, between us and Citibank, N.A., Fiscal Agent, incorporated by reference to Exhibit 4.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.02	Amended and Restated Five-Year Credit Agreement dated as of November 10, 2006 with twenty-four lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Australia Limited, as Australian Agent, Barclays Bank PLC, as Syndication Agent and Bank of America, N.A., Citibank, N.A. and Suntrust Bank, as Co-Documentation Agents, incorporated by reference to Exhibit 4.02 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.	IBRF
4.03	Indenture dated August 1, 1993, between us and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 33-49875.	IBRF
4.04	Form of Kellogg Company 4 7/8% Note Due 2005, incorporated by reference to Exhibit 4.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-4171.	IBRF
4.05	Indenture and Supplemental Indenture dated March 15 and March 29, 2001, respectively, between Kellogg Company and BNY Midwest Trust Company, including the forms of 6.00% notes due 2006, 6.60% notes due 2011 and 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 and 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.06	Form of 2.875% Senior Notes due 2008 issued under the Indenture and Supplemental Indenture described in Exhibit 4.05, incorporated by reference to Exhibit 4.01 to our Current Report on Form 8-K dated June 5, 2003, Commission file number 1-4171.	IBRF
4.07	Agency Agreement dated November 28, 2005, between Kellogg Europe Company Limited, Kellogg Company, HSBC Bank and HSBC Institutional Trust Services (Ireland) Limited, incorporated by reference to Exhibit 4.1 of our Current Report in Form 8-K dated November 28, 2005, Commission file number 1-4171.	IBRF
4.08	Canadian Guarantee dated November 28, 2005, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated November 28, 2005, Commission file number 1-4171.	IBRF
4.09	364-Day Credit Agreement dated as of January 31, 2007 with the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, as Syndication Agent. J.P. Morgan Securities Inc. and Barclays Capital served as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 4.09 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.	IBRF
4.10	364-Day Credit Agreement dated as of June 13, 2007 with JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2007, Commission file number 1-4171.	IBRF
4.11	Form of Multicurrency Global Note related to Euro-Commercial Paper Program, incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.	IBRF
4.12	Officers’ Certificate of Kellogg (with form of 5.125% Senior Note due December 3, 2012), incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 28, 2007, Commission file number 1-4171.	IBRF

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.03	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.04	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Employee Long Term Incentive Plan.*	E
10.08	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, Commission file number 1-4171.*	IBRF
10.09	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company 2000 Non-Employee Director Stock Plan.*	E
10.11	Kellogg Company 2001 Long-Term Incentive Plan, as amended and restated as of February 20, 2003, incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*	IBRF
10.12	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.13	Kellogg Company Executive Compensation Deferral Plan incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.14	Agreement between us and Alan F. Harris, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, Commission file number 1-4171.*	IBRF
10.15	Amendment to Agreement between us and Alan F. Harris, incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.16	Agreement between us and David Mackay, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, Commission file number 1-4171.*	IBRF
10.17	Retention Agreement between us and David Mackay, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.18	Employment Letter between us and James M. Jenness, incorporated by reference to Exhibit 10.18 to our Annual Report in Form 10-K for the fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.19	Separation Agreement between us and Carlos M. Gutierrez, incorporated by reference to Exhibit 10.19 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.	IBRF

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

10.20	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.21	Stock Option Agreement between us and James Jenness, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.22	Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of January 1, 2008.*	E
10.23	Kellogg Company 1993 Employee Stock Ownership Plan.*	E
10.24	Kellogg Company Executive Stock Purchase Plan, incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission file number 1-4171.*	IBRF
10.25	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2001, Commission file number 1-4171.*	IBRF
10.26	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*	IBRF
10.27	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Annex II of our Board of Directors’ proxy statement for the annual meeting of shareholders to be held on April 21, 2006.*	IBRF
10.28	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.29	Form of Non-Qualified Option Agreement for Senior Executives under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.30	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.31	Form of Non-Qualified Option Agreement for Non-Employee Director under 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.32	Description of 2004 Senior Executive Annual Incentive Plan factors, incorporated by reference to our Current Report on Form 8-K dated February 4, 2005, Commission file number 1-4171 (the “2005 Form 8-K”).*	IBRF
10.33	Annual Incentive Plan, incorporated by reference to Exhibit 10.34 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.34	Description of Annual Incentive Plan factors, incorporated by reference to the 2005 Form 8-K.*	IBRF
10.35	2005-2007 Executive Performance Plan, incorporated by reference to Exhibit 10.36 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.36	Description of Changes to the Compensation of Non-Employee Directors, incorporated by reference to the 2005 Form 8-K.*	IBRF
10.37	2003-2005 Executive Performance Plan, incorporated by reference to Exhibit 10.38 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.38	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.39	2006-2008 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 17, 2006, Commission file number 1-4171 (the “2006 Form 8-K”).*	IBRF

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

10.40	Compensation changes for named executive officers, incorporated by reference to the 2006 Form 8-K.	IBRF
10.41	Restricted Stock Grant/Non-Compete Agreement between us and John Bryant, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended April 2, 2005, Commission file number 1-4171 (the “2005 Q1 Form 10-Q”).*	IBRF
10.42	Restricted Stock Grant/Non-Compete Agreement between us and Jeff Montie, incorporated by reference to Exhibit 10.2 of the 2005 Q1 Form 10-Q.*	IBRF
10.43	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.44	Purchase and Sale Agreement between us and W. K. Kellogg Foundation Trust, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A dated November 8, 2005, Commission file number 1-4171.	IBRF
10.45	Purchase and Sale Agreement between us and W. K. Kellogg Foundation Trust, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2006, Commission file number 1-4171.	IBRF
10.46	Agreement between us and A.D. David Mackay, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF
10.47	Agreement between us and James M. Jenness, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF
10.48	Agreement between us and Jeffrey M Boromisa, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 29, 2006, Commission file number 1-4171.*	IBRF
10.49	2007-2009 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 20, 2007, Commission file number 1-4171.*	IBRF
10.50	Agreement between us and Jeffrey W. Montie, dated July 23, 2007, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 23, 2007, Commission file number 1-4171.*	IBRF
10.51	Letter Agreement between us and John A. Bryant, dated July 23, 2007, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 23, 2007, Commission file number 1-4171.*	IBRF
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by A.D. David Mackay.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by John A. Bryant.	E
32.1	Section 1350 Certification by A.D. David Mackay.	E
32.2	Section 1350 Certification by John A. Bryant.	E

*	A management contract or compensatory plan required to be filed with this Report.

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