Form 10-Q
period 2008-03-29
KELLOGG CO
filed 2008-05-07
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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
Yes ☑            No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐           No ☑
Common Stock outstanding as of April 25, 2008 – 378,823,156 shares

KELLOGG COMPANY

Part I — Financial Information
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	March 29,	December 29,
	2008	2007
	(unaudited)	*

Current assets
Cash and cash equivalents	$532	$524
Accounts receivable, net	1,360	1,026
Inventories:
Raw materials and supplies	249	234
Finished goods and materials in process	644	690
Deferred income taxes	111	103
Other prepaid assets	174	140

Total current assets	3,070	2,717
Property, net of accumulated depreciation of $4,446 and $4,313	3,052	2,990
Goodwill	3,598	3,515
Other intangibles, net of accumulated amortization of $42 and $41	1,449	1,450
Pension	525	481
Other assets	238	244

Total assets	$11,932	$11,397

Current liabilities
Current maturities of long-term debt	$466	$466
Notes payable	1,374	1,489
Accounts payable	1,148	1,081
Accrued advertising and promotion	436	378
Accrued income taxes	82	—
Accrued salaries and wages	186	316
Other current liabilities	399	314

Total current liabilities	4,091	4,044

Long-term debt	4,018	3,270
Deferred income taxes	666	647
Other liabilities	923	910

Shareholders’ equity
Common stock, $.25 par value	105	105
Capital in excess of par value	388	388
Retained earnings	4,399	4,217
Treasury stock, at cost	(1,933)	(1,357)
Accumulated other comprehensive income (loss)	(725)	(827)

Total shareholders’ equity	2,234	2,526

Total liabilities and shareholders’ equity	$11,932	$11,397

*	Condensed from audited financial statements.
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS
(millions, except per share data)

	Quarter ended
	March 29,	March 31,
(Results are unaudited)	2008	2007

Net sales	$3,258	$2,963

Cost of goods sold	1,894	1,699
Selling, general and administrative expense	819	765

Operating profit	545	499

Interest expense	82	78
Other income (expense), net	(11)	2

Earnings before income taxes	452	423
Income taxes	137	102

Net earnings	$315	$321

Net earnings per share:
Basic	$.82	$.81
Diluted	$.81	$.80

Dividends per share	$.3100	$.2910

Average shares outstanding:
Basic	386	398

Diluted	389	401

Actual shares outstanding at period end	379	397

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
	March 29,	March 31,
(unaudited)	2008	2007

Operating activities
Net earnings	$315	$321
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	94	87
Deferred income taxes	(11)	(33)
Other (a)	70	28
Postretirement benefit plan contributions	(41)	(30)
Changes in operating assets and liabilities:
Trade receivables	(242)	(199)
Inventories	39	45
Accounts payable	48	31
Accrued income taxes	75	93
Accrued interest expense	61	48
Accrued and prepaid advertising, promotion and trade allowances	12	59
Accrued salaries and wages	(130)	(130)
Exit plan-related reserves (b)	(1)	(8)
All other current assets and liabilities (c)	(41)	43

Net cash provided by operating activities	248	355

Investing activities
Additions to properties	(67)	(66)
Acquisitions of business, net of cash acquired	(105)	—

Net cash used in investing activities	(172)	(66)

Financing activities
Net issuances (reductions) of notes payable	(117)	418
Issuances of long-term debt	746	—
Reductions of long-term debt	(1)	(728)
Issuances of common stock	40	62
Common stock repurchases	(642)	(114)
Cash dividends	(119)	(116)
Other	8	4

Net cash used in financing activities	(85)	(474)

Effect of exchange rate changes on cash	17	10

Increase (decrease) in cash and cash equivalents	8	(175)
Cash and cash equivalents at beginning of period	524	411

Cash and cash equivalents at end of period	$532	$236

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Refer to Note 3 for further information.

(c)	Consists of various individually insignificant business receipts and expenditures, including non-income tax refunds and hedging settlements.
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended March 29, 2008 (unaudited)
Note 1 Accounting policies
Basis of presentation
The unaudited interim financial information included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 34 to 57 of the Company’s 2007 Annual Report on Form 10-K.
The condensed balance sheet data at December 29, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended March 29, 2008 are not necessarily indicative of the results to be expected for other interim periods or the full year.
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2008 fiscal year will end on January 3, 2009, and include a 53rd week. Quarters normally consist of 13-week periods, with the fourth quarter of fiscal 2008 including a 14th week.
The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted FASB Statement of Financial Accounting Standard (SFAS) No. 157 “Fair Value Measurements” as of the beginning of its 2008 fiscal year. Adoption of SFAS No. 157 provisions as of the beginning of the 2008 fiscal year did not have an impact on the measurement of the Company’s financial assets and liabilities but resulted in additional disclosures contained in Note 11 herein.
New accounting pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133. SFAS No. 161 will require companies to disclose their objectives and strategies for using derivative instruments, whether or not their derivatives are designated as hedging instruments. The new pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposures (e.g. interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires detailed disclosures about the income statement impact of derivative instruments by designation as fair-value hedges, cash-flow hedges, or hedges of the foreign-currency exposure of a net investment in a foreign operation. SFAS No. 161 will also require disclosure of information that will enable financial statement users to understand the level of derivative activity entered into by the company (e.g., total number of interest-rate swaps or total notional or quantity or percentage of forecasted commodity purchases that are being hedged). The principles of SFAS No. 161 may be applied on a prospective basis and are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. For the Company, SFAS No. 161 will be effective at the beginning of its 2009 fiscal year. Management is currently evaluating the impact of adopting SFAS No. 161 on the Company’s financial statements.
The Company is continuing to evaluate the impact of SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” which are required to be adopted by the Company at the beginning of its 2009 fiscal year. Further information on these accounting pronouncements is located on page 37 of the Company’s 2007 Annual Report on Form 10-K.

Note 2 Acquisitions and goodwill and other intangible assets
Acquisitions
To expand the Company’s presence in Russia, on January 16, 2008, subsidiaries of the Company acquired substantially all of the equity interests in OJSC Kreker (doing business as “United Bakers”) and consolidated subsidiaries. The Company is in the process of acquiring the remaining minority interests through tender offers. United Bakers is a leading producer of cereal, cookie, and cracker products in Russia, with approximately 4,000 employees, six manufacturing facilities, and a broad distribution network.
The Company paid $110 million cash (net of $5 million cash acquired), including approximately $67 million to settle debt and other assumed obligations of the acquired entities. Of the total cash paid, $5 million was spent in 2007 for transaction fees and advances. The remaining amount of $105 million has been classified as an investing activity cash outflow in the Company’s Consolidated Statement of Cash Flows for the period ended March 29, 2008. The Company expects to incur approximately $3 million in additional purchase price payments during the remainder of 2008.
In addition, the purchase agreement between the Company and the seller provides for the payment of a currently undeterminable amount of contingent consideration at the end of three years, which will be calculated based on the growth of sales and earnings before income taxes, depreciation and amortization. Such payment would be recognized as additional purchase price when the contingency is resolved.
Assets, liabilities, and results of the acquired business have been included in the Company’s consolidated financial statements since the date of acquisition; such results were insignificant for the Company’s first quarter of 2008. Similarly, management has estimated that the pro forma effect on the Company’s results of operations, as though this business combination had been completed at the beginning of either 2008 or 2007, would have been immaterial.
As of March 29, 2008, the purchase price allocation for this acquisition had not been finalized; valuation work in process was limited to property, plant, and equipment, and income taxes. We expect this work to be completed in mid 2008. Accordingly, the total purchase price has been provisionally allocated as follows:

(millions)	Asset/(liability)

Cash	$5
Property, net	60
Goodwill	77	(a	)
Working capital, net	(11)	(b	)
Long-term debt	(3)
Deferred income taxes	(8)
Other	(5)

Total	$115

(a)	Goodwill is not expected to be tax deductible.

(b)	Inventory, receivables and other current assets less current liabilities.
Goodwill and other intangible assets

Intangible assets subject to amortization	Gross carrying amount		Accumulated amortization
	March 29,	December 29,	March 29,	December 29,
(millions)	2008	2007	2008	2007

Trademarks	$19	$19	$14	$13
Other	29	29	28	28

Total	$48	$48	$42	$41

For intangible assets in the preceding table, amortization was less than $1 million for each of the current and prior-year quarterly periods. The currently estimated aggregate amortization expense for full-year 2008 and each of the four succeeding fiscal years is approximately $1 million per year and less than $1 million for the fifth succeeding fiscal year.

Intangible assets not subject to amortization

	Total carrying amount
	March 29,	December 29,
(millions)	2008	2007

Trademarks	$1,443	$1,443

Changes in the carrying amount of goodwill for the quarter period ended March 29, 2008 are presented in the following table.
The purchase accounting amounts in the table below were related to minor opening balance sheet adjustments for our November, 2007 acquisitions of Bear Naked and certain assets and liabilities of Wholesome & Hearty Food Company. As discussed herein, the Company acquired United Bakers, a cookie and cracker company in Russia and recorded $77 million of goodwill. Certain of the Company’s goodwill balances are subject to foreign currency translation adjustments. Fluctuations in exchange rates contributed to the increase in goodwill balance for the quarter.

Carrying amount of goodwill

(millions)	United States	Europe	Latin America	Asia Pacific (a)	Consolidated

December 29, 2007	$3,513	$—	$—	$2	$3,515
Purchase accounting adjustments	1	—	—	—	1
Acquisitions	—	77	—	—	77
Other	—	4	—	1	5

March 29, 2008	$3,514	$81	—	$3	$3,598

(a)	Includes Australia, Asia and South Africa.
Note 3 Exit or disposal plans and other cost reduction initiatives
The Company views its continued spending on cost-reduction initiatives as part of its ongoing operating principles to provide greater reliability in meeting long-term growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion (“expected pay-back target”). Each cost-reduction initiative is normally one to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation, which is then used to fund new initiatives. Certain of these initiatives represent exit or disposal plans for which material charges will be incurred.
Exit or disposal plans
The Company currently has two ongoing projects: the European manufacturing optimization plan and the reorganization of production processes to reflect changing market dynamics.  This results in an impact on the Company’s plants located in Valls, Spain and Bremen, Germany. Total costs associated with these initiatives were $9 million and $5 million during the quarterly periods ended March 29, 2008 and March 31, 2007, respectively. These costs were recorded in cost of goods sold and were attributable to the Europe operating segment. Exit cost reserves were $3 million at March 29, 2008 and $2 million at December 29, 2007.
In 2006, the Company commenced a multi-year European manufacturing optimization plan to improve utilization of its facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, the Company currently expects to incur approximately $55 million in total project costs. Of the $55 million in total project costs, $53 million has been incurred to date, of which $21 million represented costs related to employee severance. Refer to page 39 of the Company’s 2007 Annual Report on Form 10-K for further information on this initiative.

The following tables present total project costs quarter-to-date for the European manufacturing optimization plan. There were no exit cost reserves for this project at March 29, 2008 and December 29, 2007.

	Project costs
	Quarter ended	Quarter ended
(millions)	March 29, 2008	March 31, 2007

Employee severance	$2	$3
Other cash costs (a)	1	1
Asset write-offs	1	1
Retirement benefits (b)	2	—

Total	$6	$5

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transactions.

(b)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”
In October 2007, management committed to reorganize certain production processes at the Company’s plants in Valls, Spain and Bremen, Germany. Based on forecasted foreign exchange rates, the Company expects to incur approximately $25 million of total project costs, comprised of asset write-offs, employee separation benefits and other cash costs. Of the $25 million in total project costs, $7 million has been incurred to date, of which $4 million represented costs related to employee severance. This initiative is expected to be completed in mid 2008. Refer to page 40 of the Company’s 2007 Annual Report on Form 10-K for further information on this initiative.
The following tables present total project costs quarter-to-date for the reorganization of production processes at the Company’s plants in Valls, Spain and Bremen, Germany, along with a reconciliation of employee severance reserves for this initiative.

Project costs
Quarter ended
(millions)	March 29, 2008

Employee severance	$2
Asset write-offs	1

Total	$3

Employee severance
reserves
Quarter ended
(millions)	March 29, 2008

Beginning of period	$2
Accruals	2
Payments	(1)

End of period	$3

Other cost reduction initiatives
The Company incurred $10 million of expense during the quarter ended March 29, 2008 in connection with a payment for the restructuring of its labor force at a manufacturing facility in Mexico. This cost, which was recorded in cost of goods sold and was attributable to the Latin America operating segment, is expected to result in future employee benefit cost savings.
Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, charitable donations, and foreign exchange gains and losses. Net foreign exchange losses recognized were $7 million for the quarter ended March 29, 2008, and were negligible for the quarter ended March 31, 2007.

Note 5 Equity
Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic net earnings per share is reconciled to diluted net earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 5 million for the quarter ended March 29, 2008 and 3 million for the quarter ended March 31, 2007.
Quarter

		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2008
Basic	$315	386	$.82
Dilutive potential common shares	—	3	(.01)

Diluted	$315	389	$.81

2007
Basic	$321	398	$.81
Dilutive potential common shares	—	3	(.01)

Diluted	$321	401	$.80

During the year-to-date period ended March 29, 2008, the Company issued 1 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 8. To offset these issuances and for general corporate purposes, the Company’s Board of Directors has authorized management to repurchase up to $650 million of the Company’s common stock during 2008. In connection with this authorization, during the year-to-date period ended March 29, 2008, the Company spent $642 million to repurchase approximately 13 million shares.
Comprehensive Income
Comprehensive income includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all periods presented consists of foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation”, fair value adjustments associated with cash flow hedges pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, and adjustments for net experience losses and prior service cost pursuant to SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2008
Net earnings			$315
Other comprehensive income:
Foreign currency translation adjustments	69	—	69
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	29	(11)	18
Reclassification to net earnings	3	(1)	2
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	2	(1)	1
Prior service cost	3	(1)	2
Reclassification to net earnings:
Net experience loss	12	(4)	8
Prior service cost	3	(1)	2

	121	(19)	102

Total comprehensive income			$417

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2007
Net earnings			$321
Other comprehensive income:
Foreign currency translation adjustments	(7)	—	(7)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	17	(6)	11
Reclassification to net earnings	1	—	1
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	1	—	1
Prior service cost	—	—	—
Reclassification to net earnings:
Net experience loss	22	(7)	15
Prior service cost	2	(1)	1

	36	(14)	22

Total comprehensive income			$343

Accumulated other comprehensive income (loss) as of March 29, 2008 and December 29, 2007 consisted of the following:

	March 29,	December 29,
(millions)	2008	2007

Foreign currency translation adjustments	$(336)	$(405)
Cash flow hedges — unrealized net loss	14	(6)
Postretirement and postemployment benefits:
Net experience loss	(353)	(362)
Prior service cost	(50)	(54)

Total accumulated other comprehensive income (loss)	$(725)	$(827)

Note 6 Leases and other commitments
Refer to disclosures contained on page 43 of our 2007 Annual Report on Form 10-K. There have been no material changes in our leases and other commitments since December 29, 2007.
Note 7 Debt
On March 6, 2008, the Company issued $750 million of five-year 4.25% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to retire a portion of its U.S. commercial paper. These Notes were issued under an existing shelf registration statement. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.
In conjunction with the March 2008 debt issuance, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation for the duration of the five-year term. These derivative instruments, which were designated as fair value hedges of the debt obligation, resulted in an effective interest rate of 3.87% as of March 29, 2008.
As of March 29, 2008, commercial paper outstanding was (in millions): U.S. — $1,295; Canada — $25. Refer to pages 43-44 of the Company’s 2007 Annual Report on Form 10-K for comparable information as of December 29, 2007.
Note 8 Stock compensation
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, and to a lesser extent, executive performance shares and restricted stock grants. Additionally, the Company awards stock options and restricted stock to its non-employee directors. These awards are administered through several plans, as described on pages 44 to 47 of the Company’s 2007 Annual Report on Form 10-K.
The Company classifies pre-tax stock compensation expense in selling, general, and administrative expense principally within its corporate operations. For further information on the Company’s stock compensation accounting methods, refer to page 35 of the Company’s 2007 Annual Report on Form 10-K.
For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized are as follows:

(millions)	Quarter ended
	March 29,	March 31,
	2008	2007

Pre-tax compensation expense	$21	$25

Related income tax benefit	$7	$9

As of March 29, 2008, total stock-based compensation cost related to non-vested awards not yet recognized was approximately $57 million and the weighted-average period over which this amount is expected to be recognized was approximately 1.6 years.
Stock options
During the year-to-date periods ended March 29, 2008 and March 31, 2007, the Company granted non-qualified stock options to eligible employees and outside directors as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described on page 46 of the Company’s 2007 Annual Report on Form 10-K.
Year-to-date period ended March 29, 2008:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	26	$44
Granted	4	51
Exercised	(1)	41
Forfeitures and expirations	—	—

Outstanding, end of period	29	$45	6.3	$213

Exercisable, end of period	24	$44	5.5	$201

Year-to-date period ended March 31, 2007:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	27	$41
Granted	5	50
Exercised	(2)	39
Forfeitures and expirations	—	—

Outstanding, end of period	30	$43	6.5	$240

Exercisable, end of period	23	$41	5.6	$230

The weighted-average fair value of options granted was $8.34 per share for the year-to-date period ended March 29, 2008 and $8.29 per share for the year-to-date period ended March 31, 2007. The fair value was estimated using the following assumptions:

	Weighted-	Weighted-	Weighted-
	average expected	average	average risk-	Dividend
	volatility	expected term	free interest	yield

Grants within the year-to-date period ended March 29, 2008	21.57%	4.3	2.67%	2.40%

The total intrinsic value of options exercised was $11 million for the year-to-date period ended March 29, 2008 and $21 million for the year-to-date period ended March 31, 2007.
Performance shares
In the first quarter of 2008, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit growth targets are achieved. The 2008 target grant currently corresponds to approximately 205 thousand shares, with a grant-date fair value of approximately $47 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. For information on similar performance share awards in 2006 and 2007, refer to page 47 of the Company’s 2007 Annual Report on Form 10-K. Based on the market price of the Company’s common stock at March 29, 2008, the maximum future value that could be awarded to employees on the vesting date is (in millions): 2006 award-$26; 2007 award-$21; and 2008 award-$22. In addition to these awards, a 2005 performance share award, payable in stock, was settled at 200% of target in February 2008 for a total dollar equivalent of $28 million.
Note 9 Employee benefits
The Company sponsors a number of U.S. and foreign pension, other postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 47 to 51 of the Company’s 2007 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended
(millions)	March 29, 2008	March 31, 2007

Service cost	$23	$24
Interest cost	50	46
Expected return on plan assets	(77)	(69)
Amortization of unrecognized prior service cost	3	2
Recognized net loss	9	16
Curtailment and special termination benefits net loss	7	—

Total pension expense — Company plans	$15	$19

Other nonpension postretirement

	Quarter ended
(millions)	March 29, 2008	March 31, 2007

Service cost	$4	$4
Interest cost	17	17
Expected return on plan assets	(16)	(15)
Amortization of unrecognized prior service cost	—	—
Recognized net loss	2	6

Postretirement benefit expense	$7	$12

Postemployment

	Quarter ended
(millions)	March 29, 2008	March 31, 2007

Service cost	$1	$1
Interest cost	1	1
Recognized net loss	1	—

Postemployment benefit expense	$3	$2

Management currently plans to contribute approximately $50 million to its defined benefit pension plans and $15 million to its retiree health and welfare benefit plans during 2008, for a total of $65 million. During 2007, the Company contributed approximately $84 million to defined benefit pension plans and $12 million to retiree health and welfare benefit plans, for a total of $96 million. Plan funding strategies are periodically modified to reflect management’s current evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 10 Income taxes
Effective income tax rate
The consolidated effective income tax rate was approximately 30% for the quarter ended March 29, 2008, as compared to 24% for the comparable quarter of 2007 which included a discrete item. In the first quarter of 2007, management implemented an international restructuring initiative which eliminated a foreign tax liability of approximately $40 million.
Uncertain tax positions
The Company adopted Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (FIN No. 48) as of the beginning of its 2007 fiscal year. This interpretation clarifies what criteria must be met prior to recognition of the financial statement benefit, in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” of a position taken in a tax return. See page 53 in the Company’s 2007 Annual Report on Form 10-K for further information regarding FIN No. 48.
As of March 29, 2008, the Company has classified approximately $36 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the aforementioned current liability balance expected to be settled within one year, offset by approximately $29 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the quarter ended March 29, 2008. Approximately $148 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

(millions)

Balance at December 29, 2007	$169
Tax positions related to current year:
Additions	8
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	(7)
Settlements	—

Balance at March 29, 2008	$170

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other noncurrent liabilities.
The Company classifies income tax-related interest and penalties as interest expense and selling, general, and administrative expense, respectively. For the quarter ended March 29, 2008, the Company recognized expense of $4 million for tax related interest and had approximately $34 million accrued at March 29, 2008.
Note 11 Fair value measurements
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” in order to establish a single definition of fair value and a framework for measuring fair value that is intended to result in increased consistency and comparability in fair value measurements. Certain provisions of the standard were effective for the Company at the beginning of its 2008 fiscal year. Adoption of SFAS No. 157 provisions as of the beginning of the 2008 fiscal year did not have an impact on the measurement of the Company’s financial assets and liabilities but resulted in additional disclosures contained herein.
In early 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in the first step of evaluating goodwill for impairment under SFAS No. 142 “Goodwill and Other Intangible Assets”, indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS No. 142, and long-lived assets measured at fair value for impairment assessment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company plans to adopt the remaining provisions of SFAS No. 157 as of the beginning of its 2009 fiscal year. Balance sheet items carried at fair value on a non-recurring basis (to which SFAS No. 157 will apply in 2009) consist of assets held for sale and exit liabilities.
As required by SFAS No. 157, the Company has categorized its financial assets and liabilities into a three-level fair value hierarchy, based on the nature of the inputs used in determining fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at March 29, 2008.
Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market. For the Company, level 1 financial assets and liabilities consist primarily of commodity derivative contracts.

Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 financial assets and liabilities for the Company consist of interest rate swaps and over-the-counter commodity and currency contracts.
Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company does not have any level 3 financial assets or liabilities.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 29, 2008:

(dollars in millions)	Level 1	Level 2	Level 3	Total

Assets:
Derivatives (recorded in Other Receivables)	$21	$42	$—	$63

Liabilities:
Derivatives (recorded in Other Liabilities)	—	(7)	—	(7)

Note 12 Operating segments
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

	Quarter ended
(millions)	March 29,	March 31,
(Results are unaudited)	2008	2007

Net sales
North America	$2,148	$2,002
Europe	677	574
Latin America	253	229
Asia Pacific (a)	180	158

Consolidated	$3,258	$2,963

Segment operating profit
North America	$403	$361
Europe	112	108
Latin America	45	47
Asia Pacific (a)	31	27
Corporate	(46)	(44)

Consolidated	$545	$499

(a)	Includes Australia, Asia and South Africa.

KELLOGG COMPANY
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
Our long-term annual growth targets are low single-digit (1 to 3%) for internal net sales, mid single-digit (4 to 6%) for internal operating profit and high single-digit (7 to 9%) for diluted net earnings per share. (Our measure of internal growth rates excludes the impact of currency, and if applicable, acquisitions, dispositions, and shipping day differences.) For 2008, we expect to slightly exceed our internal net sales growth target. We expect to meet our operating profit and net earnings per share growth targets. We expect this higher-than-targeted net sales growth to come principally from previously announced pricing initiatives, improved product mix and continued innovation. We believe our strong financial performance in the first quarter provides momentum for achieving these growth targets for the full year. For the quarter ended March 29, 2008, we reported consolidated net sales growth of 10% with internal growth of 5.4%. Consolidated operating profit increased 9.2% on internal growth of 6.4%. Diluted net earnings per share were $.80 in the first quarter of 2007, compared to $.81 in the current period. First quarter 2007 results included a discrete tax benefit of approximately $40 million or $.10 per share.
Net sales and operating profit
The following table provides an analysis of net sales and operating profit performance for the first quarter of 2008 versus 2007:

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2008 net sales	$2,148	$677	$253	$180	$—	$3,258

2007 net sales	$2,002	$574	$229	$158	$—	$2,963

% change - 2008 vs. 2007:
Volume (tonnage) (b)	0.8%	2.5%	-2.1%	4.7%	—	1.0%
Pricing/mix	4.6%	2.7%	9.1%	0.3%	—	4.4%

Subtotal — internal business	5.4%	5.2%	7.0%	5.0%	—	5.4%
Acquisitions (c)	1.0%	3.8%	0.0%	0.0%	—	1.4%
Foreign currency impact	0.9%	8.9%	3.5%	9.4%	—	3.2%

Total change	7.3%	17.9%	10.5%	14.4%	—	10.0%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2008 operating profit	$403	$112	$45	$31	$(46)	$545

2007 operating profit	$361	$108	$47	$27	$(44)	$499

% change - 2008 vs. 2007:
Internal business	9.8%	-0.6%	-6.8%	3.9%	-1.6%	6.4%
Acquisitions (c)	0.3%	-2.4%	0.0%	0.0%	0.0%	-0.3%
Foreign currency impact	1.3%	6.2%	2.9%	10.1%	0.0%	3.1%

Total change	11.4%	3.2%	-3.9%	14.0%	-1.6%	9.2%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of results for the first quarter of 2008 from the acquisitions of United Bakers, Bear Naked and certain assets and liabilities of the Wholesome & Hearty Foods Company.

Our strong consolidated net sales performance for the first quarter of 2008 reflects successful innovation, brand-building (advertising and consumer promotion) investment, as well as our recent price increases. Also contributing to reported net sales growth are our recent acquisitions of Bear Naked and certain assets and liabilities of Wholesome & Hearty Foods Company (marketed under the Gardenburger® brand) which were completed in November, 2007 and are included in our North America operating segment, and United Bakers which was completed in January, 2008 and reported in our Europe operating segment. For further information on our acquisitions, refer to Note 2 within Notes to Consolidated Financial Statements, which is included herein under Part I, Item 2. Management has estimated that the pro forma effect on the Company’s results of operations, as though these business combinations had been completed at the beginning of 2007, would have been immaterial.
For the quarter, our North America operating segment reported strong, internal net sales growth of 5%, with each major product group contributing as follows: retail cereal +4%; retail snacks (cookies, crackers, cereal bars, toaster pastries, and fruit snacks) +4%; frozen and specialty channels (food service, club stores, vending, convenience, drug and value stores) +10%. The broad based growth was driven by our previously announced price increases, strong innovation as well as growth in our base products.
Our International operating segments collectively reported internal net sales growth of approximately 6%, with leading dollar contributions from our UK, Central America and Mexico business units. During the period, we achieved strong sales growth in both cereal and snack products in Europe, with the UK contributing approximately 40% of the total dollar growth in the International operating segments. Asia Pacific reported strong sales growth led by cereal.
For the quarter, our consolidated operating profit increased 9% on a reported basis and 6% on an internal basis. We were able to achieve this growth by increased sales and good cost containment in cost of goods sold and on overhead as a percentage of net sales. This was partially offset by mid-single digit increases in advertising and promotions over last year, higher commodity inflation and increased investment in exit cost programs and other cost reduction initiatives.
The operating profit for our North America operating segment was very strong due to increased sales, driven by price increases and innovation and selective investment of our advertising and promotion dollars, partially offset by higher commodity costs. Europe’s internal operating profit declined due to increased investment in advertising and promotion as well as exit cost initiatives. As discussed further in the “Exit or disposal plans” section, Europe’s 2008 operating profit for the quarter was reduced by $4 million as compared to the prior year due to increased exit cost charges. Latin America’s operating profit declined due to a $10 million charge in connection with a payment for the restructuring of its labor force at a manufacturing facility in Mexico which is expected to result in future employee benefit cost savings.
Margin performance
Margin performance for the first quarter of 2008 versus 2007 is presented in the following table:

			Change
			vs. prior
	2008	2007	year (pts.)

Gross margin (a)	41.9%	42.7%	-0.8

SGA% (b)	-25.2%	-25.9%	0.7

Operating margin	16.7%	16.8%	-0.1

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

(b)	Selling, general and administrative expense as a percentage of net sales.
We strive for gross profit dollar growth to reinvest in brand-building and innovation expenditures. Our strategy for increasing our gross profit is to manage external cost pressures through product pricing and mix improvements, productivity savings and technological initiatives to reduce the cost of product ingredients and packaging. For the period, our gross profit was up $100 million, an 8% increase over the comparable 2007 period.
As illustrated in the preceding table, our consolidated gross margin declined 80 basis points versus the prior year period, due to our recent acquisitions which lowered gross margin by approximately 40 basis points and higher investments in exit cost programs and cost reduction initiatives which reduced gross margin by approximately 40 basis points. We also continue to experience inflationary cost pressures for fuel, energy, commodities and benefits. During this period, higher costs were offset by savings from cost reduction initiatives and price increases.

For the full-year 2008, we currently expect incremental cost inflation, primarily associated with increased prices of our ingredient purchases, to be approximately $.80 per share. Accordingly, we believe our full year consolidated gross margin could decline by approximately 150 basis points, which includes an approximately 60 basis point reduction related to acquisitions and an approximately 30 basis point reduction due to higher investments in exit plans and cost reduction initiatives expected in cost of goods sold.
Exit or disposal plans
We view our continued spending on cost reduction initiatives as part of our ongoing operating principles to provide greater reliability in meeting long-term growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion (“expected pay-back target”). Each cost reduction initiative is normally one to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation, which is then used to fund new initiatives. Certain of these initiatives represent exit or disposal plans for which material charges will be incurred.
We currently have two ongoing projects: the European manufacturing optimization plan and the reorganization of production processes to reflect changing market dynamics.  This results in an impact on our plants located in Valls, Spain and Bremen, Germany. Total costs associated with these initiatives were $9 million and $5 million during the quarterly periods ended March 29, 2008 and March 31, 2007, respectively. These costs were recorded in cost of goods sold and were attributable to the Europe operating segment. Exit cost reserves were $3 million at March 29, 2008 and $2 million at December 29, 2007.
In 2006, the Company commenced a multi-year European manufacturing optimization plan to improve utilization of its facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, we currently expect to incur approximately $55 million in total project costs. Of the $55 million in total project costs, $53 million has been incurred to date, of which $21 million represented costs related to employee severance. Refer to page 39 of the Company’s 2007 Annual Report on Form 10-K for further information on this initiative.
The following tables present total project costs quarter-to-date for our European manufacturing optimization plan. There were no exit cost reserves for this project at March 29, 2008 and December 29, 2007.

	Project costs
	Quarter ended	Quarter ended
(millions)	March 29, 2008	March 31, 2007

Employee severance	$2	$3
Other cash costs (a)	1	1
Asset write-offs	1	1
Retirement benefits (b)	2	—

Total	$6	$5

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transactions.

(b)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”
In October 2007, we committed to reorganize certain production processes at our plants in Valls, Spain and Bremen, Germany. Based on forecasted foreign exchange rates, we expect to incur approximately $25 million of total project costs, comprised primarily of asset write-offs, employee separation benefits and other cash costs. Of the $25 million in total project costs, $7 million has been incurred to date, of which $4 million represented costs related to employee severance. This initiative is expected to be completed in mid 2008. Refer to page 40 of the Company’s 2007 Annual Report on Form 10-K for further information on this initiative.

The following tables present total project costs quarter-to-date for the reorganization of production processes at our plants in Valls, Spain and Bremen, Germany, along with a reconciliation of employee severance reserves for this initiative.

Project costs
Quarter ended
(millions)	March 29, 2008

Employee severance	$2
Asset write-offs	1

Total	$3

Employee severance
reserves
Quarter ended
(millions)	March 29, 2008

Beginning of period	$2
Accruals	2
Payments	(1)

End of period	$3

Other cost reduction initiatives

We incurred $10 million of expense during the quarter ended March 29, 2008 in connection with a payment for the restructuring of our labor force at a manufacturing facility in Mexico. This cost, which was recorded in cost of goods sold and was attributable to the Latin America operating segment, is expected to result in future employee benefit cost savings.
Interest expense

For the first quarter of 2008, interest expense was $82 million and interest income (which is recorded within other income) was $5 million, as compared to first quarter 2007 interest expense of $78 million and interest income of $5 million. For the full year of 2008, we currently expect interest expense, net of interest income, to approximate the 2007 level.
Income taxes

The consolidated effective income tax rate was approximately 30% for the quarter ended March 29, 2008, as compared to 24% for the first quarter of 2007. The 2007 rate benefited from a discrete item related to an international restructuring initiative which eliminated a foreign tax liability of approximately $40 million. For the full year 2008, we currently expect the consolidated effective income tax rate to be approximately 31%, in line with our long-term objective. Our projection of effective income tax rate for any period is highly influenced by country mix of earnings, changes in statutory tax rates, timing of implementation of tax planning initiatives, and developments which affect our evaluation of uncertain tax positions.
Liquidity and capital resources
Overview

Our principal source of liquidity is operating cash flows, supplemented by borrowings for major acquisitions and other significant transactions. This cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.
Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding) is relatively short, equating to approximately 23 days for the trailing 365-day period ended March 29, 2008. This represents a reduction of approximately 2 days when compared with the comparable prior year period, reflecting an increase in the days of payables outstanding.

The following table presents the major components of our operating cash flow during the current and prior year-to-date periods:

	Year-to-date period ended
	March 29,	March 31,	Change versus
(dollars in millions)	2008	2007	prior year

Operating activities
Net earnings	$315	$321	$(6)

Items in net earnings not requiring (providing) cash:
Depreciation and amortization	94	87	7
Deferred income taxes	(11)	(33)	22
Other (a)	70	28	42

Net earnings after non-cash items	468	403	65

Pension and other postretirement benefit plan contributions	(41)	(30)	(11)
Changes in operating assets and liabilities:
Core working capital (b)	(155)	(123)	(32)
Other working capital	(24)	105	(129)

	(179)	(18)	(161)

Net cash provided by operating activities	$248	$355	$(107)

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Inventory and trade receivables less trade payables.
Our net cash provided by operating activities for the first quarter of 2008 was $107 million lower than the comparable period of 2007, due primarily to an unfavorable year-over-year variance in other working capital. This unfavorable variance was attributable in large part to an increase in cash paid for advertising and promotion and tax payments in the first quarter of 2008 versus the comparable period in 2007. To a lesser extent, the unfavorable year-over-year variance arose from cash outflows related to the newly acquired business in Russia and premiums paid associated with the hedging of commodities.
We estimate that we will make postretirement benefit plan contributions of $65 million in 2008, as compared to $96 million in 2007. Actual 2008 contributions could exceed our current projections, as influenced by our decision to undertake additional discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, renewals of union contracts, or higher-than-expected health care claims cost experience. We do not expect to have statutory or contractual funding requirements for our major retiree benefit plans during the next several years.

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

	Year-to-date period ended		Change
	March 29,	March 31,	versus
(dollars in millions)	2008	2007	prior year

Net cash provided by operating activities	$248	$355	-30.1%
Additions to properties	(67)	(66)	—

Cash flow	$181	$289	-37.4%

For full year 2008, we are targeting cash flow (as defined) ranging from $1,000 million to $1,075 million.
Investing activities

Our net cash used by investing activities for the first quarter of 2008 amounted to $172 million, an increase of $106 million when compared with $66 million in first quarter 2007.
As discussed in Note 2 within Notes to Consolidated financial Statements, net cash outflows associated with the Company’s acquisition of OJSC Kreker, a leading producer of cereal, cookie, and cracker products in Russia, amounted to $105 million in first quarter 2008.
For 2008, we currently expect property expenditures to remain at approximately 4% of net sales, which is consistent with our actual spending rate for 2007 and also our long-term target for capital spending.
Financing activities

Our net cash used by financing activities for the first quarter of 2008 amounted to $85 million, a decrease of $389 million when compared with $474 million in first quarter 2007. The decrease in cash outflows in first quarter 2008 was primarily attributable to an increase in debt issued and decrease in debt repayments, partially offset by an increase in stock repurchases when compared with the prior year period.
As discussed in Note 7 within Notes to Consolidated Financial Statements, we issued $750 million of five-year 4.25% fixed rate U.S. Dollar Notes in March 2008. We used proceeds of $746 million from issuance of this long-term debt to retire a portion of our U.S. commercial paper. In conjunction with this March 2008 debt issuance, we entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation for the duration of the five-year term.
Financing activity in the first quarter of 2007 involved the redemption of $728 million of Euro denominated long-term debt, offset in large part by the establishment of a Euro-commercial paper program which increased short term debt in the first quarter of 2007 by $511 million.
For 2008, our Board of Directors authorized a stock repurchase program of up to $650 million for general corporate purposes and to offset issuances under employee benefit programs. As of March 29, 2008, we had spent $642 million of this authorization to purchase approximately 13 million shares. We completed the remainder of the 2008 stock repurchase authorization in April 2008. Share repurchases in first quarter 2007 amounted to $114 million.
In April 2008, our Board of Directors declared a dividend of $0.31 per common share, payable June 17, 2008, to shareholders of record at the close of business on June 2, 2008. We also announced that the Board plans to increase the quarterly dividend to be paid in September 2008 to $0.34 per share. This increase is consistent with our current plan to maintain our dividend pay-out ratio between 40% and 50% of reported net earnings.
We continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected bolt-on acquisitions. This will be accomplished through our strong cash flow, our program of issuing short-term debt, and maintaining our credit facilities on a global basis.

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
Refer to disclosures contained on pages 28-29 of our 2007 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk during the period ended March 29, 2008.
The total notional amount of commodity derivative instruments at March 29, 2008, consisting principally of the natural gas swaps, was $211 million, representing a settlement receivable of approximately $43 million. The total notional amount of commodity derivative instruments at year-end 2007, consisting principally of the natural gas swaps, was $229 million, representing a settlement receivable of $22 million.
In connection with the Notes issued on March 6, 2008, we entered into interest rate swaps. Refer to disclosures contained in Note 7 within Notes to Consolidated Financial Statements herein.
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
As of March 29, 2008, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KELLOGG COMPANY
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007. The risk factors disclosed under this Part II, Item 1A and in Part I, Item 1A to our Annual report on Form 10-K for the fiscal year ended December 29, 2007, in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c)	Issuer Purchases of Equity Securities

(millions, except per share data)

				(d) Approximate
			(c) Total Number	Dollar Value of
			of Shares	Shares that May
			Purchased as	Yet Be
			Part of Publicly	Purchased
	(a) Total Number	(b) Average	Announced	Under
	of Shares	Price Paid per	Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
Period #1:
12/30/07-1/26/08	1.4	$50.48	1.4	$587
Period #2:
1/27/08-2/23/08	5.7	49.79	5.7	315
Period #3:
2/24/08-3/29/08	6.4	50.80	6.4	8

Total (1)	13.5	$50.34	13.5

(1)	Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:
a.	Approximately 12.8 million shares were purchased during the first quarter of 2008 under a program authorized by our Board of Directors to repurchase up to $650 million of Kellogg common stock during 2008 for general corporate purposes and to offset issuances for employee benefit programs. This repurchase program was publicly announced in a press release on October 29, 2007.

b.	Approximately .7 million shares were purchased during the first quarter of 2008 from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described in Note 8 within Notes to Consolidated Financial Statements, which is included herein under Part I, Item 1.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	On April 25, 2008, the Company held its Annual Meeting of Shareowners.

(b)	At that Annual Meeting, A. D. David Mackay, Sterling K. Speirn and Dr. John L. Zabriskie were re-elected for three-year terms; with Benjamin S. Carson, Sr., Gordon Gund, Dorothy A. Johnson, Ann McLaughlin Korologos, John T. Dillon, Donald R. Knauss, James M. Jenness and Robert A. Steele continuing as directors.

(c)	Three matters were voted on at such Annual Meeting: the re-election of the three directors described in (b) above; the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2008; and a Shareowner proposal to enact a majority vote requirement for director nominees.

     In the election of directors, the following directors received the following votes:

	FOR	WITHHELD

A. D. David Mackay	341,792,802	4,995,342

Sterling K. Speirn	343,250,616	3,537,528

Dr. John L. Zabriske	340,894,062	5,894,082

In addition, the following matters received the following votes:

	Ratification of Independent	Shareowner Proposal
	Registered Public	To Enact a Majority
	Accounting Firm	Vote Requirement

For Against Abstain Broker Non-Vote	341,405,795 3,074,801 2,303,515 —	86,247,473 228,060,760 3,050,694 29,429,217
Item 6. Exhibits
(a)	Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay
31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant
32.1	Section 1350 Certification from A.D. David Mackay
32.2	Section 1350 Certification from John A. Bryant

KELLOGG COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ J. A. Bryant

J. A. Bryant
Principal Financial Officer;
Executive Vice President, Chief Financial Officer,
Kellogg Company and President, Kellogg North America

/s/ A. R. Andrews

A. R. Andrews
Principal Accounting Officer;
Vice President — Corporate Controller Kellogg Company
Date: May 7, 2008

KELLOGG COMPANY
EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

31.1	Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant	E

32.1	Section 1350 Certification from A. D. David Mackay	E

32.2	Section 1350 Certification from John A. Bryant	E