Form 10-Q
period 2008-06-28
KELLOGG CO
filed 2008-08-05
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Common Stock outstanding as of July 25, 2008 – 379,404,960 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	June 28,	December 29,
	2008	2007
	(unaudited)	*

Current assets
Cash and cash equivalents	$556	$524
Accounts receivable, net	1,285	1,011
Inventories:
Raw materials and supplies	248	234
Finished goods and materials in process	694	690
Deferred income taxes	85	103
Other prepaid assets	169	140

Total current assets	3,037	2,702

Property, net of accumulated depreciation of $4,502 and $4,313	3,071	2,990
Goodwill	3,597	3,515
Other intangibles, net of accumulated amortization of $42 and $41	1,449	1,450
Pension	518	481
Other assets	321	259

Total assets	$11,993	$11,397

Current liabilities
Current maturities of long-term debt	$2	$466
Notes payable	1,643	1,489
Accounts payable	1,206	1,081
Accrued advertising and promotion	417	378
Accrued income taxes	28	—
Accrued salaries and wages	222	316
Other current liabilities	365	314

Total current liabilities	3,883	4,044

Long-term debt	4,008	3,270
Deferred income taxes	662	647
Other liabilities	936	910

Shareholders’ equity
Common stock, $.25 par value	105	105
Capital in excess of par value	407	388
Retained earnings	4,590	4,217
Treasury stock, at cost	(1,915)	(1,357)
Accumulated other comprehensive income (loss)	(683)	(827)

Total shareholders’ equity	2,504	2,526

Total liabilities and shareholders’ equity	$11,993	$11,397

*	Condensed from audited financial statements.
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS
(millions, except per share data)

	Quarter ended		Year-to-date period ended
	June 28,	June 30,	June 28,	June 30,
(Results are unaudited)	2008	2007	2008	2007

Net sales	$3,343	$3,015	$6,601	$5,978

Cost of goods sold	1,899	1,638	3,793	3,337
Selling, general and administrative expense	914	859	1,733	1,624

Operating profit	530	518	1,075	1,017

Interest expense	77	76	159	154
Other income (expense), net	(8)	—	(19)	2

Earnings before income taxes	445	442	897	865
Income taxes	133	141	270	243

Net earnings	$312	$301	$627	$622

Net earnings per share:
Basic	$.82	$.76	$1.64	$1.56
Diluted	$.82	$.75	$1.63	$1.55

Dividends per share	$.3100	$.2910	$.6200	$.5820

Average shares outstanding:
Basic	379	397	382	397

Diluted	382	401	386	401

Actual shares outstanding at period end			379	396

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
	June 28,	June 30,
(unaudited)	2008	2007

Operating activities
Net earnings	$627	$622
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	182	185
Deferred income taxes	(3)	(92)
Other (a)	71	79
Postretirement benefit plan contributions	(48)	(34)
Changes in operating assets and liabilities:
Trade receivables	(207)	(189)
Inventories	(10)	9
Accounts payable	106	61
Accrued income taxes	—	45
Accrued interest expense	2	1
Accrued and prepaid advertising, promotion and trade allowances	3	66
Accrued salaries and wages	(95)	(86)
Exit plan-related reserves	—	29
All other current assets and liabilities	61	54

Net cash provided by operating activities	689	750

Investing activities
Additions to properties	(179)	(181)
Acquisitions of business, net of cash acquired	(133)	—
Investments in joint ventures and other (b)	10	(4)

Net cash used in investing activities	(302)	(185)

Financing activities
Net issuances of notes payable	152	699
Issuances of long-term debt	756	—
Reductions of long-term debt	(465)	(729)
Issuances of common stock	61	100
Common stock repurchases	(650)	(264)
Cash dividends	(236)	(232)
Other	9	10

Net cash used in financing activities	(373)	(416)

Effect of exchange rate changes on cash	18	14

Increase in cash and cash equivalents	32	163
Cash and cash equivalents at beginning of period	524	411

Cash and cash equivalents at end of period	$556	$574

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Includes proceeds from the disposition of assets.

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter and year-to-date periods ended June 28, 2008 (unaudited)
Note 1 Accounting policies
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
The condensed balance sheet data at December 29, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly and year-to-date periods ended June 28, 2008 are not necessarily indicative of the results to be expected for other interim periods or the full year.
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2008 fiscal year will end on January 3, 2009, and include a 53rd week. Quarters normally consist of 13-week periods, with the fourth quarter of fiscal 2008 including a 14th week.
The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted a portion of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 157 “Fair Value Measurements” as of the beginning of its 2008 fiscal year. Adoption of the SFAS No. 157 provisions as of the beginning of the 2008 fiscal year did not have an impact on the measurement of the Company’s financial assets and liabilities but resulted in additional disclosures contained in Note 11 herein.
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
In February 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delays by one year, the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities. We plan to adopt SFAS No. 157 for non-financial assets and non-financial liabilities as of the beginning of our 2009 fiscal year.
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
The Company paid $110 million cash (net of $5 million cash acquired), including approximately $67 million to settle debt and other assumed obligations of the acquired entities. Of the total cash paid, $5 million was spent in 2007 for transaction fees and advances. The remaining amount of $105 million has been classified as an investing activity cash outflow in the Company’s Consolidated Statement of Cash Flows for the period ended June 28, 2008. The Company expects to incur approximately $3 million in additional purchase price payments during the remainder of 2008.
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
Assets, liabilities, and results of the acquired business have been included in the Company’s consolidated financial statements since the date of acquisition; such results were insignificant for the Company’s first half of 2008. Similarly, management has estimated that the pro forma effect on the Company’s results of operations, as though this business combination had been completed at the beginning of either 2008 or 2007, would have been immaterial.
As of June 28, 2008 the purchase price allocation was as follows:

(millions)	Asset/(liability)

Cash	$5
Property, net	60
Goodwill (a)	77
Working capital, net (b)	(11)
Long-term debt	(3)
Deferred income taxes	(8)
Other	(5)

Total	$115

(a)	Goodwill is not expected to be tax deductible.

(b)	Inventory, receivables and other current assets less current liabilities.
Subsequent event
On June 30, 2008, the Company acquired a majority interest of the business of Zhenghang Food Company Ltd. (“Navigable Foods”) for $29 million in cash (net of cash received), including transaction fees. The purchase price is subject to certain post-closing adjustments. Navigable Foods is a manufacturer of cookies and crackers in the northern and northeastern regions of China, with approximately 1,800 employees, two manufacturing facilities and a sales and distribution network.
During the quarter ended June 28, 2008, the Company paid a total of $27 million in connection with the acquisition, largely consisting of advances to the seller and the seller’s lenders to satisfy various debt and other obligations of the seller.  The cash outflows associated with the transaction have been classified as investing cash outflows in the Company’s Consolidated Statement of Cash Flows for the year-to-date period ended June 28, 2008. These amounts have also been classified as Other assets on the Company’s Consolidated Balance Sheet at June 28, 2008.

In connection with the acquisition, the Company obtained the option to purchase the minority interest in the entity beginning June 30, 2011, and the minority interest holder obtained the option to cause the Company to purchase its remaining interest.  The options, which have similar terms, include an exercise price that is expected to approximate fair value on the date of exercise.
Goodwill and other intangible assets
Intangible assets subject to amortization

(millions)	Gross carrying amount		Accumulated amortization
	June 28,	December 29,	June 28,	December 29,
	2008	2007	2008	2007

Trademarks	$19	$19	$14	$13
Other	29	29	28	28

Total	$48	$48	$42	$41

For intangible assets in the preceding table, amortization was less than $1 million for each of the current and prior year-to-date periods. The currently estimated aggregate amortization expense for full-year 2008 and each of the four succeeding fiscal years is approximately $1 million per year and less than $1 million for the fifth succeeding fiscal year.
Intangible assets not subject to amortization

(millions)	Total carrying amount
	June 28,	December 29,
	2008	2007

Trademarks	$1,443	$1,443

Changes in the carrying amount of goodwill for the year-to-date period ended June 28, 2008 are presented in the following table.
The purchase accounting amounts in the table below were related to minor opening balance sheet adjustments for our November 2007 acquisitions of Bear Naked and certain assets and liabilities of Wholesome & Hearty Food Company. As discussed herein, the Company acquired United Bakers, a cookie and cracker company in Russia and recorded $77 million of goodwill. Certain of the Company’s goodwill balances are subject to foreign currency translation adjustments. Fluctuations in exchange rates contributed to the increase in goodwill balance for the period.
Carrying amount of goodwill

				Asia Pacific
(millions)	United States	Europe	Latin America	(a)	Consolidated

December 29, 2007	$3,513	$—	$—	$2	$3,515
Purchase accounting adjustments	1	—	—	—	1
Acquisitions	—	77	—	—	77
Currency translation adjustment	—	3	—	1	4

June 28, 2008	$3,514	$80	—	$3	$3,597

(a)	Includes Australia, Asia and South Africa.

Note 3 Exit or disposal plans
The Company views its continued spending on cost-reduction initiatives as part of its ongoing operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion (“expected pay-back target”). Each cost-reduction initiative is normally up to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.
Ongoing initiatives
The Company currently has two ongoing initiatives: the European manufacturing optimization plan (Manchester, England) and the reorganization of production processes to reflect changing market dynamics (Valls, Spain and Bremen, German).  Total costs associated with these ongoing initiatives were $2 million and $7 million during the quarterly periods ended June 28, 2008 and June 30, 2007, respectively; on a year-to-date basis the costs were $11 million and $12 million, respectively. These costs were recorded in cost of goods sold and were attributable to the Europe operating segment.
The Company commenced the multi-year European manufacturing optimization plan in 2006 to improve utilization of its facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, the Company currently expects to incur approximately $55 million in total project costs. Of the $55 million in total project costs, $49 million has been incurred to date, of which $21 million represented costs related to employee severance. Refer to page 39 of the Company’s 2007 Annual Report on Form 10-K for further information on this initiative.
The following tables present quarter and year-to-date project costs for the European manufacturing optimization plan. There were no exit cost reserves for this project at June 28, 2008 and December 29, 2007.

	Project costs
	Quarter ended		Year-to-date period ended
(millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Employee severance	$1	$4	$3	$7
Other cash costs (a)	—	1	1	2
Asset write-offs (b)	(5)	2	(4)	3
Retirement benefits (c)	—	—	2	—

Total	$(4)	$7	$2	$12

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

(b)	Net of gain on the sale of assets previously written down to fair market value less cost to sell.

(c)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”
The Company commenced the reorganization of certain production processes at the Company’s plants in Valls, Spain and Bremen, Germany in October 2007. Based on forecasted foreign exchange rates, the Company expects to incur approximately $25 million of total project costs, comprised of asset write-offs, employee separation benefits and other cash costs. Of the $25 million in total project costs, $12 million has been incurred to date, of which $6 million represented costs related to employee severance. This initiative is expected to be completed in the second half of 2008. Refer to page 40 of the Company’s 2007 Annual Report on Form 10-K for further information on this initiative.
The following tables present quarter and year-to-date project costs for the reorganization of production processes at the Company’s plants in Valls, Spain and Bremen, Germany, along with a reconciliation of employee severance reserves for this initiative.

	Project costs
	Quarter ended	Year-to-date period ended
(millions)	June 28, 2008	June 28, 2008

Employee severance	$2	$4
Asset write-offs	3	4
Other cash costs (a)	1	1

Total	$6	$9

(a)	Primarily includes expenditures for equipment removal and relocation, and legal and consulting fees to facilitate employee transitions.

Employee severance
(millions)	reserves

December 29, 2007	$2
Accruals	4
Payments	(3)

June 28, 2008	$3

2007 initiative
Selling, general, and administrative expense for the quarter and year-to-date periods ended June 30, 2007, included total exit plan-related charges of $38 million. These costs were recorded in the Company’s North America operating segment and related to the reorganization of the Company’s direct store-door delivery (DSD) operations in the southeastern United States. This initiative has been completed.
Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, charitable donations, foreign exchange gains and losses and costs related to commodity options. Net foreign exchange losses recognized were $7 million and $13 million, respectively, for the quarter and year-to-date periods ended June 28, 2008, as compared to $7 million, for both the quarter and year-to-date periods ended June 30, 2007. Net expense recognized for premiums paid for commodity options was $8 million and $10 million, respectively, for the quarter and year-to-date periods ended June 28, 2008, as compared to $1 million for both the quarter and year-to-date periods ended June 30, 2007. Interest income for the quarter and year-to-date periods ended June 28, 2008 was $5 million and $10 million, respectively. Interest income for the quarter and year-to-date periods ended June 30, 2007 was consistent with the current periods.
Note 5 Equity
Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic net earnings per share is reconciled to diluted net earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation totaled 5 million for the quarter and year-to-date periods ended June 28, 2008, as compared to 5 million and 4 million shares for the quarter and year-to-date periods ended June 30, 2007.

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2008
Basic	$312	379	$.82
Dilutive potential common shares	—	3	—

Diluted	$312	382	$.82

2007
Basic	$301	397	$.76
Dilutive potential common shares	—	4	(.01)

Diluted	$301	401	$.75

Year-to-date		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2008
Basic	$627	382	$1.64
Dilutive potential common shares	—	4	(.01)

Diluted	$627	386	$1.63

2007
Basic	$622	397	$1.56
Dilutive potential common shares	—	4	(.01)

Diluted	$622	401	$1.55

During the year-to-date period ended June 28, 2008, the Company issued 1 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 8. To offset these issuances and for general corporate purposes, the Company’s Board of Directors authorized management to repurchase up to $650 million of the Company’s common stock during 2008. In connection with this authorization, during the year-to-date period ended June 28, 2008, the Company spent $650 million to repurchase approximately 13 million shares.
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
Pursuant to SFAS No. 158, during the second quarter of 2008, the Company recorded a net increase to its defined benefit pension and postretirement plan obligations of $28 million, comprised of $31 million increase for a census-related valuation update and $3 million decrease for foreign currency remeasurement. As presented in the following schedule, this resulted in a corresponding net-of-tax increase in net experience loss of $18 million within other comprehensive income. The year-to-date impact on other comprehensive income was similar.

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
Quarter

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2008
Net earnings			$312
Other comprehensive income:
Foreign currency translation adjustments	14	—	14
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	61	(21)	40
Reclassification to net earnings	(6)	2	(4)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(28)	10	(18)
Prior service cost	—	—	—
Reclassification to net earnings:
Net experience loss	12	(4)	8
Prior service cost	3	(1)	2

	56	(14)	42

Total comprehensive income			$354

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2007
Net earnings			$301
Other comprehensive income:
Foreign currency translation adjustments	34	—	34
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	—	—	—
Reclassification to net earnings	—	—	—
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(39)	13	(26)
Prior service cost	(1)	—	(1)
Reclassification to net earnings:
Net experience loss	23	(8)	15
Prior service cost	3	(1)	2

	20	4	24

Total comprehensive income			$325

Year-to-date

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2008
Net earnings			$627
Other comprehensive income:
Foreign currency translation adjustments	83	—	83
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	90	(32)	58
Reclassification to net earnings	(3)	1	(2)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(26)	9	(17)
Prior service cost	3	(1)	2
Reclassification to net earnings:
Net experience loss	24	(8)	16
Prior service cost	6	(2)	4

	177	(33)	144

Total comprehensive income			$771

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2007
Net earnings			$622
Other comprehensive income:
Foreign currency translation adjustments	27	—	27
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	17	(6)	11
Reclassification to net earnings	1	—	1
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(38)	13	(25)
Prior service cost	(1)	—	(1)
Reclassification to net earnings:
Net experience loss	45	(15)	30
Prior service cost	5	(2)	3

	56	(10)	46

Total comprehensive income			$668

Accumulated other comprehensive income (loss) as of June 28, 2008 and December 29, 2007 consisted of the following:

	June 28,	December 29,
(millions)	2008	2007

Foreign currency translation adjustments	$(322)	$(405)
Cash flow hedges — unrealized net gain (loss)	50	(6)
Postretirement and postemployment benefits:
Net experience loss	(363)	(362)
Prior service cost	(48)	(54)

Total accumulated other comprehensive income (loss)	$(683)	$(827)

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
In conjunction with the March 2008 debt issuance, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation for the duration of the five-year term. These derivative instruments, which were designated as fair value hedges of the debt obligation, resulted in an effective interest rate of 3.568% as of June 28, 2008. At June 28, 2008, Other Liabilities of $20 million have been recorded to reflect the fair value of interest rate swaps, offset by a decrease in the fair value of the related Long Term Debt on the Company’s Consolidated Balance Sheet.
In June 2003, the Company issued $500 million of five-year 2.875% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to replace maturing long-term debt. These Notes were issued under an existing shelf registration statement. The effective interest rate on these Notes, reflecting issuance discount and swap settlement, was 3.35%. The Notes contained customary covenants that limited the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. In December 2005, the Company redeemed $35 million of these Notes, and in June 2008 the Company repaid the remainder of the Notes.
As of June 28, 2008, commercial paper outstanding was $1,586 million.
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
For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized are as follows:

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Pre-tax compensation expense	$32	$22	$53	$47

Related income tax benefit	$12	$8	$19	$17

Pre-tax compensation expense for the quarter and year-to-date periods ended June 28, 2008 included $4 million of expense related to modification of certain stock options to eliminate the accelerated ownership feature (“AOF”) and $13 million representing accrued cash compensation payable at June 28, 2008 to holders of modified stock options to replace the value of the AOF, which is discussed in the following section, “Stock options”.
As of June 28, 2008, total stock-based compensation cost related to non-vested awards not yet recognized was approximately $46 million and the weighted-average period over which this amount is expected to be recognized was approximately 1.4 years.
Stock options
Effective April 25, 2008, the Company eliminated the AOF from all outstanding stock options. Stock options that contained the AOF feature included the vested pre-2004 option awards and all reload options. Reload options are the stock options awarded to eligible employees and directors to replace previously owned Company stock used by those individuals to pay the exercise price, including related employment taxes, of vested pre-2004 options awards containing the AOF. The reload options were immediately vested with an expiration date which was the same as the original option grant. Apart from removing the AOF, the stock options were not otherwise affected. Subsequent to June 28, 2008, holders of the stock options received cash compensation to replace the value of the AOF.
The Company accounted for the elimination of the AOF as a modification in accordance with SFAS No. 123(R), “Share-Based Payment,” which required the Company to record a modification charge equal to the difference between the value of the modified stock options on the date of modification and their values immediately prior to modification. Since the modified stock options were 100% vested and had relatively short remaining contractual terms of one to five years, the Company used a Black-Scholes model to value the awards for the purpose of calculating the modification charge. The total fair value of the modified stock options increased by $4 million because of an increase in the expected term.
As a result of this action, pre-tax compensation expense for the quarter and year-to-date periods ended June 28, 2008 included $4 million of expense related to the modification of stock options and $13 million representing accrued cash compensation payable at June 28, 2008 to holders of the stock options to replace the value of the AOF. Approximately 900 employees were holders of the modified stock options.
During the year-to-date periods ended June 28, 2008 and June 30, 2007, the Company granted non-qualified stock options to eligible employees and outside directors as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described on page 46 of the Company’s 2007 Annual Report on Form 10-K.

Year-to-date period ended June 28, 2008:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	26	$44
Granted	4	51
Exercised	(2)	42
Forfeitures and expirations	—	—

Outstanding, end of period	28	$45	6.2	$137

Exercisable, end of period	23	$44	5.4	$118

Year-to-date period ended June 30, 2007:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	27	$41
Granted	6	50
Exercised	(5)	41
Forfeitures and expirations	—	—

Outstanding, end of period	28	$43	6.4	$252

Exercisable, end of period	22	$42	5.5	$220

The weighted-average fair value of options granted was $7.90 per share for the year-to-date period ended June 28, 2008 and $7.52 per share for the year-to-date period ended June 30, 2007. The fair value was estimated using the following assumptions:

		Weighted-	Weighted-
	Weighted-	average	average risk-
	average expected	expected term	free interest	Dividend
	volatility	(years)	rate	yield

Grants within the year-to-date period ended June 28, 2008	20.74%	4.08	2.66%	2.40%

The total intrinsic value of options exercised was $22 million for the year-to-date period ended June 28, 2008 and $56 million for the year-to-date period ended June 30, 2007.
Performance shares

In the first quarter of 2008, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year internal operating profit growth targets are achieved.

The 2008 target grant currently corresponds to approximately 205 thousand shares, with a grant-date fair value of $47 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. For information on similar performance share awards in 2006 and 2007, refer to page 47 of the Company’s 2007 Annual Report on Form 10-K. Based on the market price of the Company’s common stock at June 28, 2008, the maximum future value that could be awarded to employees on the vesting date is (in millions): 2006 award-$24; 2007 award-$20; and 2008 award-$20. In addition to these awards, a 2005 performance share award, payable in stock, was settled at 200% of target in February 2008 for a total dollar equivalent of $28 million.
Note 9 Employee benefits
The Company sponsors a number of U.S. and foreign pension, other postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 47 to 51 of the Company’s 2007 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost	$21	$24	$44	$48
Interest cost	51	46	101	92
Expected return on plan assets	(77)	(69)	(154)	(138)
Amortization of unrecognized prior service cost	3	3	6	5
Recognized net loss	9	16	18	32
Curtailment and special termination benefits	—	—	7	—

Total pension expense — Company plans	$7	$20	$22	$39

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost	$5	$4	$9	$8
Interest cost	16	17	33	34
Expected return on plan assets	(16)	(15)	(32)	(30)
Recognized net loss	2	6	4	12

Postretirement benefit expense	$7	$12	$14	$24

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Service cost	$1	$1	$2	$2
Interest cost	1	1	2	2
Recognized net loss	1	1	2	1

Postemployment benefit expense	$3	$3	$6	$5

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

Note 10 Income taxes
Effective income tax rate

The consolidated effective income tax rate was approximately 30% for the quarter ended June 28, 2008, as compared to 32% for the comparable quarter of 2007. The second quarter 2008 provision for income taxes included two significant, but partially-offsetting adjustments. In conjunction with a planned international legal restructuring, management has decided to repatriate approximately $700 million of prior and current year earnings and capital, for a gross U.S. tax cost recorded in the second quarter of $33 million.  This cost was offset by foreign tax credit related items of $18 million, reducing the net cost of repatriation to $15 million. In addition, the Company reduced its reserves for uncertain tax positions by $18 million, related to the settlement of audits in various tax jurisdictions.
For the year-to-date period ended June 28, 2008, the consolidated effective income tax rate was 30%, as compared to 28% for the comparable prior year-to-date period. During the first quarter of 2007, management implemented an international restructuring initiative which eliminated a foreign tax liability of approximately $40 million. Accordingly, the first quarter reversal is reflected in the Company’s consolidated income tax provision for the year-to-date period ended June 30, 2007.
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
The Company files income taxes in the U.S. federal jurisdiction, and in various state, local and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years prior to 2004. During the first quarter of 2007, the IRS commenced an examination of the Company’s 2004 and 2005 U.S. federal income tax returns, which is anticipated to be completed during the second half of 2008. During the second quarter of 2008, the Company entered into the IRS’ Compliance Assurance Program (“CAP”) for the 2008 tax year.  The IRS will also be performing a focused review of the 2006 and 2007 tax years which is anticipated to be completed in 2009.
As of June 28, 2008, the Company has classified approximately $20 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the aforementioned current liability balance expected to be settled within one year, offset by approximately $22 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended June 28, 2008. Approximately $115 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

(millions)

December 29, 2007	$169
Tax positions related to current year:
Additions	14
Reductions	—
Tax positions related to prior years:
Additions	1
Reductions	(44)
Settlements	(3)

June 28, 2008	$137

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other noncurrent liabilities.

The Company classifies income tax-related interest and penalties as interest expense and selling, general, and administrative expense, respectively. For the year-to-date period ended June 28, 2008, the Company recognized expense of $6 million for tax related interest and had approximately $36 million accrued at June 28, 2008.
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
In February 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay pertains to items including, but not limited to, non-financial assets and non-financial liabilities initially measured at fair value in a business combination, reporting units measured at fair value in the first step of evaluating goodwill for impairment under SFAS No. 142 “Goodwill and Other Intangible Assets”, indefinite-lived intangible assets measured at fair value for impairment assessment under SFAS No. 142, and long-lived assets measured at fair value for impairment assessment under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company plans to adopt the remaining provisions of SFAS No. 157 as of the beginning of its 2009 fiscal year. Balance sheet items carried at fair value on a non-recurring basis (to which SFAS No. 157 will apply in 2009) consist of assets held for sale and exit liabilities.
As required by SFAS No. 157, the Company has categorized its financial assets and liabilities into a three-level fair value hierarchy, based on the nature of the inputs used in determining fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at June 28, 2008.
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
The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. Commodity derivatives are valued using an income approach based on the commodity index prices less the contract rate multiplied by the notional amount. Foreign currency contracts are valued using an income approach based on forward rates less the contract rate multiplied by the notional amount.
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
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 28, 2008:

(millions)	Level 1	Level 2		Level 3	Total

Assets:
Derivatives (recorded in Other Receivables)	$15	$3		$—	$18
Derivatives (recorded in Other Assets)	—	59		—	59

Total Assets	$15	$62		$—	$77

Liabilities:
Derivatives (recorded in Other Current Liabilities)	$—	$(42	)(a)	$—	$(42)

(a)	Shown net of $30 million of cash collateral received in connection with reciprocal collateralization agreements between the Company and certain counterparties. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if the fair value of the hedge exceeds a certain threshold.
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

	Quarter ended		Year-to-date period ended
(millions)	June 28,	June 30,	June 28,	June 30,
(Results are unaudited)	2008	2007	2008	2007

Net sales
North America	$2,127	$1,980	$4,275	$3,982
Europe	746	623	1,423	1,197
Latin America	283	253	536	482
Asia Pacific (a)	187	159	367	317

Consolidated	$3,343	$3,015	$6,601	$5,978

Operating profit
North America	$380	$365	$783	$726
Europe	122	127	234	235
Latin America	60	55	105	102
Asia Pacific (a)	22	20	53	47
Corporate	(54)	(49)	(100)	(93)

Consolidated	$530	$518	$1,075	$1,017

(a)	Includes Australia, Asia and South Africa.

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
Our long-term annual growth targets are low single-digit (1 to 3%) for internal net sales, mid single-digit (4 to 6%) for internal operating profit and high single-digit (7 to 9%) for diluted net earnings per share. (Our measure of internal growth rates excludes the impact of changes in foreign currency exchange rates, and if applicable, acquisitions, dispositions, and shipping day differences.) For 2008, we expect to exceed our internal net sales growth target and achieve mid single-digit (4 to 6%) growth. We expect the higher-than-targeted net sales growth to come principally from previously announced pricing initiatives, improved product mix and continued innovation. We expect to meet our operating profit and net earnings per share growth targets. We believe our strong financial performance in the first half provides momentum for achieving these growth targets for the full year.
For the year-to-date period ended June 28, 2008, we reported consolidated net sales growth of 10% with internal growth of 6%. Consolidated operating profit increased 6% on internal growth of 4%. Diluted net earnings per share were $1.63 for the first half of 2008, as compared to $1.55 in the comparable prior year period. Similarly for the second quarter of 2008, we reported consolidated net sales growth of 11% with internal growth of 6%. Consolidated operating profit increased 2% both on an as reported and internal basis. Diluted net earnings per share grew 9% from $.75 in the second quarter of 2007 to $.82 in the current period.
Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the second quarter of 2008 versus 2007:

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2008 net sales	$2,127	$746	$283	$187	$—	$3,343

2007 net sales	$1,980	$623	$253	$159	$—	$3,015

% change - 2008 vs. 2007:
Volume (tonnage) (b)	.9%	1.1%	.8%	8.7%	—	1.3%
Pricing/mix	5.2%	3.6%	5.8%	.4%	—	4.7%

Subtotal — internal business	6.1%	4.7%	6.6%	9.1%	—	6.0%
Acquisitions (c)	.7%	6.4%	—	—	—	1.8%
Foreign currency impact	.6%	8.8%	5.2%	7.6%	—	3.1%

Total change	7.4%	19.9%	11.8%	16.7%	—	10.9%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2008 operating profit	$380	$122	$60	$22	$(54)	$530

2007 operating profit	$365	$127	$55	$20	$(49)	$518

% change - 2008 vs. 2007:
Internal business	5.3%	-4.0%	2.1%	1.4%	-11.7%	2.0%
Acquisitions (c)	-2.2%	-1.9%	—	—	—	-2.0%
Foreign currency impact	1.0%	2.8%	5.0%	9.2%	—	2.2%

Total change	4.1%	-3.1%	7.1%	10.6%	-11.7%	2.2%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of results for the quarterly period ended June 28, 2008 from the acquisitions of United Bakers, Bear Naked and certain assets and liabilities of the Wholesome & Hearty Foods Company.

Our strong consolidated net sales performance for the second quarter of 2008 was broad based across all of our operating segments. Successful innovation, brand-building (advertising and consumer promotion) investment, as well as our recent price increases continued to drive the growth. Our reported net sales were favorably impacted by foreign exchange. Also contributing to our growth are our recent acquisitions of Bear Naked and certain assets and liabilities of Wholesome & Hearty Foods Company (marketed under the Gardenburger® brand) which were completed in November, 2007 and are included in our North America operating segment, and United Bakers which was completed in January, 2008 and reported in our Europe operating segment. For further information on our acquisitions, refer to Note 2 within Notes to Consolidated Financial Statements, which is included herein under Part I, Item 2. Management has estimated that the pro forma effect on the Company’s results of operations, as though these business combinations had been completed at the beginning of 2007, would have been immaterial.
For the quarter, our North America operating segment reported strong, internal net sales growth of 6%, with each major product group contributing as follows: retail cereal +5%; retail snacks (cookies, crackers, cereal bars, toaster pastries, and fruit snacks) +6%; frozen and specialty channels (food service, club stores, and vending) +10%. The broad based growth was driven by our previously announced price increases, strong innovation as well as growth in our base products. Retail cereal performed well with strong results from our core brands and innovations such as Special K Cinnamon Pecan, All Bran Strawberry Medley and Frosted Flakes Gold. Our recent snack innovations Townhouse Flipsides and Cheez-It Duoz are performing very well and contributed to our strong second quarter performance in retail snacks.
Our International operating segments collectively reported internal net sales growth of approximately 6%, with leading dollar contributions from our UK, Italy and Mexico business units. During the period, we achieved strong sales growth in both cereal and snack products in Europe. Asia Pacific’s performance was strong in the second quarter led by growth in cereal.
For the quarter, our consolidated operating profit increased 2% both on a reported basis and on an internal basis. We experienced this growth by offsetting higher commodity and fuel costs and double digit increases in advertising and promotion with a combination of pricing and productivity initiatives. Second quarter operating profit also benefited from lower incremental exit-plan related charges as compared to the second quarter of 2007. As discussed in the “Exit or disposal plans” section herein, this quarter’s operating profit included $2 million of exit-plan related charges as compared to $45 million recorded in the second quarter of 2007. The net incremental favorable impact on the operating segments is (in millions): North America-$38 (all within selling, general and administrative expense) and Europe-$5 (all within cost of goods sold). In addition to the exit-plan related charges, the Company incurred $17 million of expenses related to other cost reduction initiatives as discussed in the “Other cost reduction initiatives” section herein.
Internal operating profit for our North America operating segment was strong due to lower exit costs; and increased sales, driven by price increases and innovation partially offset by higher commodity costs. Europe’s internal operating profit declined despite net sales growth due to increased investment in advertising and promotion and higher commodity costs. Latin America’s operating profit increased due to net sales growth partially offset by increased advertising and overhead costs. Internal operating profit growth in Asia Pacific was driven by its strong net sales performance.
The following tables provide analysis of our net sales and operating profit performance for the year-to-date periods of 2008 as compared to 2007. The year-to-date net sales performance was similar to the quarter with growth driven by increased price/mix. Reported operating profit for the year-to-date period was up versus prior year due to sales growth, offset by increased commodity and fuel costs. Latin America’s year-to-date operating profit was impacted by a $10 million charge taken in cost of goods sold in the first quarter of 2008 in connection with a payment for the restructuring of our labor force at a manufacturing facility in Mexico.

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2008 net sales	$4,275	$1,423	$536	$367	$—	$6,601

2007 net sales	$3,982	$1,197	$482	$317	$—	$5,978

% change - 2008 vs. 2007:
Volume (tonnage) (b)	.9%	1.8%	-.6%	6.7%	—	1.1%
Pricing/mix	4.9%	3.1%	7.4%	.3%	—	4.6%

Subtotal — internal business	5.8%	4.9%	6.8%	7.0%	—	5.7%
Acquisitions (c)	.8%	5.2%	—	—	—	1.6%
Foreign currency impact	.8%	8.9%	4.4%	8.5%	—	3.1%

Total change	7.4%	19.0%	11.2%	15.5%	—	10.4%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2008 operating profit	$783	$234	$105	$53	$(100)	$1,075

2007 operating profit	$726	$235	$102	$47	$(93)	$1,017

% change - 2008 vs. 2007:
Internal business	7.6%	-2.4%	-2.0%	2.8%	-6.8%	4.1%
Acquisitions (c)	-1.0%	-2.1%	—	—	—	-1.2%
Foreign currency impact	1.1%	4.3%	4.1%	9.8%	—	2.7%

Total change	7.7%	-0.2%	2.1%	12.6%	-6.8%	5.6%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of results for the year-to-date period ending June 28, 2008 from the acquisitions of United Bakers, Bear Naked and certain assets and liabilities of the Wholesome & Hearty Foods Company.
Margin performance

Margin performance for the second quarter and year-to-date periods of 2008 versus 2007 are presented in the following table:

			Change
			vs. prior
Quarter	2008	2007	year (pts.)

Gross margin (a)	43.2%	45.7%	-2.5

SGA% (b)	-27.4%	-28.5%	1.1

Operating margin	15.8%	17.2%	-1.4

Year-to-date	2008	2007	Change

Gross margin (a)	42.5%	44.2%	-1.7

SGA% (b)	-26.2%	-27.2%	1.0

Operating margin	16.3%	17.0%	-0.7

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

(b)	Selling, general and administrative expense as a percentage of net sales.
We strive for gross profit dollar growth to reinvest in brand-building and innovation expenditures. Our strategy for increasing our gross profit is to manage external cost pressures through product pricing and mix improvements, productivity savings and technological initiatives to reduce the cost of product ingredients and packaging. For the quarter, our gross profit was up $67 million, a 5% increase over the comparable 2007 period. Year-to-date gross profit was up $167 million, a 6% increase over the first half of 2007.
As illustrated in the preceding table, our consolidated gross margin declined 250 basis points in the quarter and 170 basis points year-to-date versus the prior year periods. Our recent acquisitions lowered gross margin by approximately 70 basis points for the quarter and 60 basis points year-to-date. We also continue to experience inflationary cost pressures for fuel, energy, commodities and benefits. During this period, higher costs were offset by savings from cost reduction initiatives and price increases.
For the full-year 2008, we currently expect incremental costs for fuel, energy, commodities and benefits to be approximately $.90 per share. Accordingly, we believe our full year consolidated gross margin could decline by approximately 200 basis points, half of which relates to acquisitions and increased investments in exit plans and other cost reduction initiatives expected in cost of goods sold.
Exit or disposal plans

We view our continued spending on cost reduction initiatives as part of our ongoing operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion (“expected pay-back target”). Each cost reduction initiative is normally up to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. Certain of these initiatives represent exit or disposal plans for which material charges will be incurred. We include these charges in our measure of operating segment profitability.
Ongoing initiatives

We currently have two ongoing initiatives: the European manufacturing optimization plan (Manchester, England) and the reorganization of production processes to reflect changing market dynamics (Valls, Spain and Bremen, Germany).  Total costs associated with these ongoing initiatives were $2 million and $7 million during the quarterly periods ended June 28, 2008 and June 30, 2007, respectively; on a year-to-date basis the costs were $11 million and $12 million, respectively. These costs were recorded in cost of goods sold and were attributable to the Europe operating segment.
We commenced the multi-year European manufacturing optimization plan in 2006 to improve utilization of our facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, we currently expect to incur approximately $55 million in total project costs. Of the $55 million in total project costs, $49 million has been incurred to date, of which $21 million represented costs related to employee severance. Refer to page 39 of the Company’s 2007 Annual Report on Form 10-K for further information on this initiative.
The following tables present quarter and year-to-date project costs for our European manufacturing optimization plan. There were no exit cost reserves for this project at June 28, 2008 and December 29, 2007.

	Project costs
	Quarter ended		Year-to-date ended
(millions)	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007

Employee severance	$1	$4	$3	$7
Other cash costs (a)	—	1	1	2
Asset write-offs (b)	(5)	2	(4)	3
Retirement benefits (c)	—	—	2	—

Total	$(4)	$7	$2	$12

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

(b)	Net of proceeds received for assets sold.

(c)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”
We commenced the reorganization of certain production processes at our plants in Valls, Spain and Bremen, Germany in October 2007. Based on forecasted foreign exchange rates, we expect to incur approximately $25 million of total project costs, comprised primarily of asset write-offs, employee separation benefits and other cash costs. Of the $25 million in total project costs, $12 million has been incurred to date, of which $6 million represented costs related to employee severance. This initiative is expected to be completed in the second half of 2008. Refer to page 40 of the Company’s 2007 Annual Report on Form 10-K for further information on this initiative.
The following tables present quarter and year-to-date project costs for the reorganization of production processes at our plants in Valls, Spain and Bremen, Germany, along with a reconciliation of employee severance reserves for this initiative.

	Project costs
	Quarter ended	Year-to-date period ended
(millions)	June 28, 2008	June 28, 2008

Employee severance	$2	$4
Asset write-offs	3	4
Other cash costs (a)	1	1

Total	$6	$9

(a)	Primarily includes expenditures for equipment removal and relocation, and legal and consulting fees to facilitate employee transitions.

Employee severance
(millions)	reserves

December 29, 2007	$2
Accruals	4
Payments	(3)

June 28, 2008	$3

2007 initiative

Selling, general, and administrative expense for the quarter and year-to-date periods ended June 30, 2007, included total exit plan-related charges of $38 million. These costs were recorded in our North America operating segment and related to the reorganization of our direct store-door delivery (DSD) operations in the southeastern United States. This initiative has been completed.
Other cost reduction initiatives

During the second quarter we incurred $17 million of expense associated with other cost reduction initiatives related to the elimination of the accelerated ownership feature of certain employee stock options. Refer to Note 8 within Notes to Consolidated Financial Statements, which is included herein under Part I, Item 2 for further information. This expense was recorded in selling, general and administrative expense within corporate operating profit.
We incurred $10 million of expense during the first quarter of 2008 in connection with a payment for the restructuring of our labor force at a manufacturing facility in Mexico. This cost, which was recorded in cost of goods sold and was attributable to the Latin America operating segment.
Interest expense

For the first half of 2008, interest expense was $159 million and interest income (which is recorded within other income) was $9 million, as compared to first half 2007 interest expense of $154 million and interest income of $8 million. For the full year of 2008, we currently expect interest expense, net of interest income, to approximate the 2007 level.
Income taxes

The consolidated effective income tax rate was approximately 30% for the quarter ended June 28, 2008, as compared to 32% for the quarter ended June 30, 2007. The second quarter 2008 provision for income taxes included two significant, put partially-offsetting adjustments. In conjunction with a planned international legal restructuring, management has decided to repatriate approximately $700 million of prior and current year earnings and capital, for a gross U.S. tax cost recorded in the second quarter of $33 million.  This cost was offset by foreign tax credit related items of $18 million, reducing the net cost of repatriation to $15 million. In addition, we reduced our reserves for uncertain tax positions by $18 million, related to the settlement of audits in various tax jurisdictions.
For the year-to-date period ended June 28, 2008, the consolidated effective income tax rate was 30%, as compared to 28% for the comparable prior year-to-date period. During the first quarter of 2007, management implemented an international restructuring initiative which eliminated a foreign tax liability of approximately $40 million. Accordingly, the first quarter reversal is reflected in the Company’s consolidated income tax provision for the year-to-date period ended June 30, 2007.
For the full year 2008, we currently expect the consolidated effective income tax rate to be approximately 31%. Our estimate of effective income tax rate for any period is highly influenced by country mix of earnings, changes in statutory tax rates, timing of implementation of tax planning initiatives, and developments which affect our evaluation of uncertain tax positions.
Liquidity and capital resources
Overview

Our principal source of liquidity is operating cash flows, supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.
Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding) is relatively short, equating to approximately 22 days for the trailing 365-day period ended June 28, 2008. This represents a reduction of approximately 3 days when compared with the comparable prior year period, reflecting an increase in 2008 in the days of trade payables outstanding.
The following table presents the major components of our operating cash flow during the current and prior year-to-date periods:

	Year-to-date period ended
	June 28,	June 30,	Change versus
(millions)	2008	2007	prior year

Operating activities
Net earnings	$627	$622	$5

Items in net earnings not requiring (providing) cash:
Depreciation and amortization	182	185	(3)
Deferred income taxes	(3)	(92)	89
Other (a)	71	79	(8)

Net Earnings after non-cash items	877	794	83

Pension and other postretirement benefit plan contributions	(48)	(34)	(14)
Changes in operating assets and liabilities:
Core working capital (b)	(111)	(119)	8
Other working capital	(29)	109	(138)

	(140)	(10)	(130)

Net cash provided by operating activities	$689	$750	$(61)

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Inventory and trade receivables less trade payables.
Our net cash provided by operating activities for the year-to-date period ended June 28, 2008 was $61 million lower than the comparable period of 2007, due primarily to an unfavorable year-over-year variance in other working capital. This unfavorable variance was attributable in large part to an increase in cash paid in 2008 for advertising and promotion and exit plan related reserves. To a lesser extent, this unfavorable year-over-year variance in other working capital reflected cash outflows in connection with United Bakers, the Russian business we acquired in the first quarter of 2008.
We estimate that we will make postretirement benefit plan contributions totaling $65 million in 2008, as compared to $96 million in 2007. Actual 2008 contributions could exceed our current projections, as influenced by our decision to undertake additional discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, renewals of union contracts, or higher-than-expected health care claims cost experience.
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

	Year-to-date period ended		Change
	June 28,	June 30,	versus
(dollars in millions)	2008	2007	prior year

Net cash provided by operating activities	$689	$750	-8.1%
Additions to properties	(179)	(181)

Cash flow	$510	$569	-10.4%

For full year 2008, we are targeting cash flow (as defined) ranging from $1,000 million to $1,075 million.
Investing activities

Our net cash used by investing activities for the year-to-date period ending June 28, 2008 amounted to $302 million, an increase of $117 million when compared with $185 million in first half of 2007. The increase was primarily attributable to cash outflows of $133 million associated with the Company’s acquisitions during the first half of 2008. Acquisitions are discussed in Note 2 within Notes to Consolidated Financial Statements.
For 2008, we expect total property additions to be approximately 4% of net sales, which is consistent with our actual spending rate for 2007 and our long-term target for capital spending.
Financing activities

Our net cash used by financing activities for the first half of 2008 amounted to $373 million, a decrease of $43 million when compared with $416 million in first half of 2007.
During the year-to-date period ended June 28, 2008, we spent $650 million, the entire amount authorized as of that date, to purchase approximately 13 million shares of our common stock, while share repurchases in the first half of 2007 amounted to $264 million. Subsequent to June 28, 2008, our Board of Directors authorized an additional $500 million share repurchase which we expect to commence late this year and to be executed within the next twelve months.
We also had cash outflows of $465 million in connection with the repayment of five-year U.S. Dollar Notes at maturity on June 1, 2008. The debt had an effective interest rate of 3.35%.
As discussed in Note 7 within Notes to Consolidated Financial Statements, we issued $750 million of five-year 4.25% fixed rate U.S. Dollar Notes in March 2008. We used proceeds of $746 million from issuance of this long-term debt to retire a portion of our commercial paper. In conjunction with this March 2008 debt issuance, we entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation for the duration of the five-year term.
Financing activity in the first half of 2007 involved the redemption of $728 million of Euro denominated long-term debt, offset in large part by a $699 million increase in commercial paper.
In July 2008, our Board of Directors declared a dividend of $0.34 per common share, payable September 16, 2008, to shareholders of record at the close of business on September 2, 2008. The dividend of $0.34 per common share represents a 10% increase in the $0.31 per share quarterly dividend rate paid during the trailing twelve months. Increasing the dividend rate is consistent with our plan to maintain our dividend pay-out ratio in a range of 40% to 50% of reported net earnings.
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

Critical accounting policies and estimates
On pages 23-27 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, we identified certain policies and estimates that require significant judgments and assumptions likely to have a material impact on our financial statements. As disclosed therein, accounting for stock compensation under SFAS No. 123(R) represents a critical accounting estimate, which requires significant judgments and assumptions likely to have a material impact on our financial statements.
Until April 25, 2008, reload options were awarded to eligible employees and directors to replace previously-owned Company stock used by those individuals to pay the exercise price, including related employment taxes, of vested pre-2004 option awards containing the accelerated ownership feature (AOF). The reload options were immediately vested with an expiration date which was the same as the original option grant. Under SFAS No. 123(R), these reload options resulted in additional compensation expense in the year of grant.
On April 25, 2008, the Company eliminated the AOF from all outstanding stock options. Stock options that contained the AOF included the vested pre-2004 option awards and all reload options. As a result of this action, we will no longer award reload options and will no longer need to determine the grant-date fair value of stock options that are the result of reloads.
The modification of the stock options that contained the AOF is further discussed in Note 8 within Notes to Consolidated Financial Statements.
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
Refer to disclosures contained on pages 28-29 of our 2007 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of June 28, 2008.
The total notional amount of commodity derivative instruments at June 28, 2008, including natural gas swaps, was $341 million, with a fair value of approximately $103 million. The total notional amount of commodity derivative instruments at December 29, 2007, including natural gas swaps, was $229 million, with a fair value of $22 million.
In some instances we have reciprocal collateralization agreements with our counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. At June 28, 2008, $30 million collateral in the form of cash was posted by our counterparties and was reflected as a reduction in the fair value of the related derivative on the Company’s Consolidated Balance Sheet. The collateral balance at December 29, 2007 was zero.
In connection with the issuance of U.S. Dollar Notes on March 6, 2008, we entered into interest rate swaps. Refer to disclosures contained in Note 7 within Notes to Consolidated Financial Statements herein.
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

As of June 28, 2008, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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
(millions, except per share data)

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	(a) Total Number		Announced	Purchased Under
	of Shares	(b) Average Price	Plans or	the Plans or
Period	Purchased	Paid Per Share	Programs	Programs
Month #4:
3/30/09-4/26/08	0.3	$52.43	0.3	$0
Month #5:
04/27/08-05/24/08	0.0	0.00	0.0	0
Month #6:
05/25/08-06/28/08	0.0	0.00	0.0	0

Total (1)	0.3	52.43	0.3

(1)	Shares included in the table above were purchased as part of publicly announced plans or programs, as follows:
a.	Approximately .2 million shares were purchased during the second quarter of 2008 under a program authorized by our Board of Directors to repurchase up to $650 million of Kellogg common stock during 2008 for general corporate purposes and to offset issuances for employee benefit programs. This repurchase program was publicly announced in a press release on October 29, 2007.

b.	Approximately .1 million shares were purchased during the second quarter of 2008 from employees and directors in stock swap and similar transactions pursuant to various shareholder-approved equity-based compensation plans described in Note 8 within Notes to Consolidated Financial Statements, which is included herein under Part I, Item 1.

Item 6. Exhibits
     (a) Exhibits:
31.1	Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant

32.1	Section 1350 Certification from A.D. David Mackay

32.2	Section 1350 Certification from John A. Bryant

KELLOGG COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY
/s/ J. A. Bryant
J. A. Bryant
Principal Financial Officer; Executive Vice President, Chief Financial Officer, Kellogg Company and President, Kellogg North America

/s/ A. R. Andrews
A. R. Andrews
Principal Accounting Officer; Vice President – Corporate Controller Kellogg Company

Date: August 5, 2008

KELLOGG COMPANY
EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)
31.1	Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant	E

32.1	Section 1350 Certification from A. D. David Mackay	E

32.2	Section 1350 Certification from John A. Bryant	E