Form 10-Q
period 2008-09-27
KELLOGG CO
filed 2008-11-03
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
Yes ☐ No ☑
Common Stock outstanding as of October 24, 2008 — 381,699,945 shares

KELLOGG COMPANY
INDEX

Page

PART I — Financial Information

Item 1:
Financial Statements

Consolidated Balance Sheet — September 27, 2008 and December 29, 2007	2

Consolidated Statement of Earnings — quarters and year-to-date periods ended September 27, 2008 and September 29, 2007	3

Consolidated Statement of Cash Flows — year-to-date periods ended September 27, 2008 and September 29, 2007	4

Notes to Consolidated Financial Statements	5-19

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	20-28

Item 3:
Quantitative and Qualitative Disclosures about Market Risk	29

Item 4:
Controls and Procedures	29

PART II — Other Information

Item 1A:
Risk Factors	30

Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6:
Exhibits	30

Signatures	31

Exhibit Index	32
Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay
Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant
Section 1350 Certification from A. D. David Mackay
Section 1350 Certification from John A. Bryant

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	September 27,	December 29,
	2008	2007
	(unaudited)	*

Current assets
Cash and cash equivalents	$684	$524
Accounts receivable, net	1,243	1,011
Inventories:
Raw materials and supplies	236	234
Finished goods and materials in process	671	690
Deferred income taxes	145	103
Other prepaid assets	128	140

Total current assets	3,107	2,702

Property, net of accumulated depreciation of $4,432 and $4,313	3,067	2,990
Goodwill	3,652	3,515
Other intangibles, net of accumulated amortization of $42 and $41	1,449	1,450
Pension	511	481
Other assets	252	259

Total assets	$12,038	$11,397

Current liabilities
Current maturities of long-term debt	$2	$466
Notes payable	1,539	1,489
Accounts payable	1,134	1,081
Accrued advertising and promotion	417	378
Accrued income taxes	30	—
Accrued salaries and wages	262	316
Other current liabilities	388	314

Total current liabilities	3,772	4,044

Long-term debt	4,008	3,270
Deferred income taxes	708	647
Other liabilities	931	910

Shareholders’ equity
Common stock, $.25 par value	105	105
Capital in excess of par value	424	388
Retained earnings	4,790	4,217
Treasury stock, at cost	(1,812)	(1,357)
Accumulated other comprehensive income (loss)	(888)	(827)

Total shareholders’ equity	2,619	2,526

Total liabilities and shareholders’ equity	$12,038	$11,397

*	Condensed from audited financial statements.
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EARNINGS
(millions, except per share data)

	Quarter ended		Year-to-date period ended
	September 27,	September 29,	September 27,	September 29,
(Results are unaudited)	2008	2007	2008	2007

Net sales	$3,288	$3,004	$9,889	$8,982

Cost of goods sold	1,885	1,662	5,678	4,999
Selling, general and administrative expense	870	850	2,603	2,474

Operating profit	533	492	1,608	1,509

Interest expense	71	79	230	233
Other income (expense), net	13	3	(6)	5

Earnings before income taxes	475	416	1,372	1,281
Income taxes	133	111	403	354

Net earnings	$342	$305	$969	$927

Net earnings per share:
Basic	$.90	$.77	$2.54	$2.34
Diluted	$.89	$.76	$2.51	$2.31

Dividends per share	$.3400	$.3100	$.9600	$.8920

Average shares outstanding:
Basic	380	395	382	397

Diluted	384	399	385	401

Actual shares outstanding at period end			381	394

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
	September 27,	September 29,
(unaudited)	2008	2007

Operating activities
Net earnings	$969	$927
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	274	275
Deferred income taxes	(12)	(114)
Other (a)	122	138
Postretirement benefit plan contributions	(60)	(42)
Changes in operating assets and liabilities:
Trade receivables	(182)	(210)
Inventories	33	(11)
Accounts payable	31	103
Accrued income taxes	27	22
Accrued interest expense	53	47
Accrued and prepaid advertising, promotion and trade allowances	35	95
Accrued salaries and wages	(62)	(42)
Exit plan-related reserves	(4)	(3)
All other current assets and liabilities	(36)	68

Net cash provided by operating activities	1,188	1,253

Investing activities
Additions to properties	(295)	(292)
Acquisitions of business, net of cash acquired	(212)	—
Other	11	(4)

Net cash used in investing activities	(496)	(296)

Financing activities
Net issuances of notes payable	48	566
Issuances of long-term debt	756	—
Reductions of long-term debt	(466)	(730)
Issuances of common stock	155	141
Common stock repurchases	(650)	(417)
Cash dividends	(365)	(354)
Other	14	8

Net cash used in financing activities	(508)	(786)

Effect of exchange rate changes on cash	(24)	(6)

Increase in cash and cash equivalents	160	165
Cash and cash equivalents at beginning of period	524	411

Cash and cash equivalents at end of period	$684	$576

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter and year-to-date periods ended September 27, 2008 (unaudited)
Note 1 Accounting policies
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
The condensed balance sheet data at December 29, 2007 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly and year-to-date periods ended September 27, 2008 are not necessarily indicative of the results to be expected for other interim periods or the full year.
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2008 fiscal year will end on January 3, 2009, and include a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2008 will include a 14th week.
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
New accounting pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133. SFAS No. 161 requires companies to disclose their objectives and strategies for using derivative instruments, whether or not their derivatives are designated as hedging instruments. The new pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposures (e.g. interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires detailed disclosures about the income statement impact of derivative instruments by designation as fair-value hedges, cash-flow hedges, or hedges of the foreign-currency exposure of a net investment in a foreign operation. SFAS No. 161 requires disclosure of information that will enable financial statement users to understand the level of derivative activity entered into by the company (e.g., total number of interest-rate swaps or total notional or quantity or percentage of forecasted commodity purchases that are being hedged). The principles of SFAS No. 161 may be applied on a prospective basis and are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. For the Company, SFAS No. 161 will be effective at the beginning of its 2009 fiscal year and will result in additional disclosures in notes to the Company’s consolidated financial statements.
In February 2008, the FASB issued Staff Position (FSP) FAS-157-2, which delays by one year, the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities. We plan to adopt SFAS No. 157 for non-financial assets and non-financial liabilities as of the beginning of our 2009 fiscal year. Adoption will result in additional disclosures in notes to the Company’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. SFAS No. 141(R) and SFAS No. 160 will be adopted by the Company at the beginning of its 2009 fiscal year. Because SFAS No. 141(R) is applied prospectively, the effect of adoption on the Company’s financial statements will depend primarily on specific transactions completed after 2008. The impact of adoption of SFAS No. 160 will depend on the materiality of any non-controlling interests that arise from future transactions. Further information on these accounting pronouncements is located on page 37 of the Company’s 2007 Annual Report on Form 10-K.

Note 2 Acquisitions and goodwill and other intangible assets
Acquisitions
The Company made acquisitions during the year-to-date period ended September 27, 2008 in order to expand its presence geographically and increase manufacturing capacity. During the quarter ended September 27, 2008, acquisitions included Specialty Cereals, IndyBake Products/Brownie Products and a controlling interest in Navigable Foods. In addition, in the first quarter of 2008, the Company acquired United Bakers.
Assets, liabilities, and results of the acquired businesses have been included in the Company’s consolidated financial statements since the date of acquisition; such amounts were insignificant to the Company’s consolidated financial position and results of operations.
In addition, the pro forma effect of these acquisitions on the Company’s results of operations, as though these business combinations had been completed at the beginning of either 2008 or 2007, would have been immaterial when considered individually or in the aggregate.
Specialty Cereals
In September 2008, the Company acquired Specialty Cereals of Sydney, Australia for $37 million, including transaction fees. The purchase price is subject to certain post-closing adjustments. Specialty Cereals manufactures and distributes natural ready-to-eat cereals.
To date, the Company paid $37 million cash in connection with the transaction, including approximately $5 million to the seller’s lenders to settle debt of the acquired entity. Assets acquired consisted primarily of property, plant and equipment of $19 million and goodwill of $18 million (which will not be deductible for income tax purposes). These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which will occur during the fourth quarter of 2008.
IndyBake Products/Brownie Products
In August 2008, the Company acquired certain assets and liabilities of the business of IndyBake Products and Brownie Products (collectively, “IndyBake”), located in Indiana and Illinois, for $42 million, including transaction fees. The purchase price is subject to certain post-closing adjustments. IndyBake, a contract manufacturing business that produces cracker, cookie and frozen dough products, had been a partner to Kellogg for many years as a snacks contract manufacturer.
To date, the Company paid $41 million cash in connection with the transaction, including approximately $8 million to the seller’s lenders to settle debt of the acquired entity. Assets acquired consisted primarily of property, plant and equipment of $12 million and goodwill of $23 million (which will be deductible for income tax purposes). These amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which will occur during the fourth quarter of 2008.
Navigable Foods
In June 2008, the Company acquired a majority interest in the business of Zhenghang Food Company Ltd. (“Navigable Foods”) for $35 million (net of cash received), including transaction fees. The purchase price is subject to certain post-closing adjustments. Navigable Foods is a manufacturer of cookies and crackers in the northern and northeastern regions of China, with approximately 1,800 employees, two manufacturing facilities and a sales and distribution network.
During the year-to-date period ended September 27, 2008, the Company paid a total of $29 million in connection with the acquisition, including approximately $22 million to lenders and other third parties to settle debt and other obligations of the acquired entity. The purchase price payable at September 29, 2008 amounted to $6 million and was recorded on the Company’s Consolidated Balance Sheet in other liabilities. Assets acquired consisted primarily of property, plant and equipment of $23 million and goodwill of $18 million (which will be deductible for income tax purposes). The purchase price allocation is substantially complete.
The Company recorded minority interest of $6 million in connection with the acquisition, and obtained the option to purchase the minority interest beginning June 30, 2011. The minority interest holder also obtained the option to cause the Company to purchase its remaining interest. The options, which have similar terms, include an exercise price that is expected to approximate fair value on the date of exercise.
United Bakers
In January 2008, subsidiaries of the Company acquired substantially all of the equity interests in OJSC Kreker (doing business as “United Bakers”) and consolidated subsidiaries. The Company is in the process of acquiring the remaining minority interests through tender offers. United Bakers is a leading producer of cereal, cookie, and cracker products in Russia, with approximately 4,000 employees, six manufacturing facilities, and a broad distribution network.

The Company paid $110 million cash (net of $5 million cash acquired), including approximately $67 million to settle debt and other assumed obligations of the acquired entities. Of the total cash paid, $5 million was spent in 2007 for transaction fees and advances. The remaining amount of $105 million has been classified as an investing activity cash outflow in the Company’s Consolidated Statement of Cash Flows for the period ended September 27, 2008. The Company expects to incur approximately $3 million in additional purchase price payments for transactional costs and the acquisition of the remaining minority interests.
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
As of September 27, 2008 the purchase price allocation for United Bakers was as follows:

(millions)	asset/(liability)

Cash	$5
Property, net	60
Goodwill (a)	77
Working capital, net (b)	(11)
Long-term debt	(3)
Deferred income taxes	(8)
Other	(5)

Total	$115

(a)	Goodwill is not expected to be tax deductible.

(b)	Inventory, receivables and other current assets less current liabilities.
Goodwill and other intangible assets
Intangible assets subject to amortization

(millions)	Gross carrying amount		Accumulated amortization
	September 27,	December 29,	September 27,	December 29,
	2008	2007	2008	2007

Trademarks	$19	$19	$14	$13
Other	29	29	28	28

Total	$48	$48	$42	$41

For intangible assets in the preceding table, amortization was less than $1 million for each of the current and prior year-to-date periods. The currently estimated aggregate amortization expense for full-year 2008 and each of the four succeeding fiscal years is approximately $1 million per year and less than $1 million for the fifth succeeding fiscal year.
Intangible assets not subject to amortization

(millions)	Total carrying amount
	September 27,	December 29,
	2008	2007

Trademarks	$1,443	$1,443

Changes in the carrying amount of goodwill for the year-to-date period ended September 27, 2008 are presented in the following table.
The purchase accounting amounts in the table below were related to minor opening balance sheet adjustments for our November 2007 acquisitions of Bear Naked and certain assets and liabilities of Wholesome & Hearty Food Company. During the first quarter of 2008, the Company acquired United Bakers, a cookie and cracker company in Russia and recorded $77 million of goodwill. In the third quarter of 2008, the Company acquired Specialty Cereals, Navigable Foods and certain assets and liabilities of IndyBake and recorded goodwill of $59 million. Certain of the Company’s goodwill balances are subject to foreign currency translation adjustments. Fluctuations in exchange rates contributed to the change in goodwill balance for the period.

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	Asia Pacific (a)	Consolidated

December 29, 2007	$3,513	$—	$—	$2	$3,515
Purchase accounting adjustments	1	—	—	—	1
Acquisitions	23	77	—	36	136
Currency translation adjustment	—	(1)	—	1	—

September 27, 2008	$3,537	$76	$0	$39	$3,652

(a)	Includes Australia, Asia and South Africa.
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
Ongoing initiatives
The Company currently has two ongoing initiatives: the European manufacturing optimization plan (Manchester, England) and the reorganization of production processes to reflect changing market dynamics (Valls, Spain and Bremen, Germany). Total costs associated with these ongoing initiatives were $3 million and $2 million during the quarterly periods ended September 27, 2008 and September 29, 2007, respectively; on a year-to-date basis the costs for 2008 and 2007 amounted to $14 million and $14 million respectively. These costs were recorded in cost of goods sold and were attributable to the Europe operating segment.
The Company commenced the multi-year European manufacturing optimization plan in 2006 to improve utilization of its facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, the Company currently expects to incur approximately $55 million in total project costs. Of the $55 million in total project costs, $50 million has been incurred to date, of which $21 million represented costs related to employee severance. Refer to page 39 of the Company’s 2007 Annual Report on Form 10-K for further information on this initiative.
The following tables present quarter and year-to-date project costs for the European manufacturing optimization plan. There were no exit cost reserves for this project at September 27, 2008 and December 29, 2007.

	Project costs
	Quarter ended		Year-to-date period ended
(millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Employee severance	$—	$—	$3	$7
Other cash costs (a)	1	2	2	4
Asset write-offs (b)	—	—	(4)	3
Retirement benefits (c)	—	—	2	—

Total	$1	$2	$3	$14

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

(b)	Net of gain on the sale of assets previously written down to estimated fair market value less cost to sell.

(c)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”
The Company commenced the reorganization of certain production processes at the Company’s plants in Valls, Spain and Bremen, Germany in October 2007. Based on forecasted foreign exchange rates, the Company expects to incur approximately $20 million of total project costs, comprised of asset write-offs, employee separation benefits and other cash costs. Of the $20 million in total project costs, $15 million has been incurred to date, of which $6 million represented costs related to employee severance. This initiative is expected to be completed by the end of 2008. Refer to page 40 of the Company’s 2007 Annual Report on Form 10-K for further information on this initiative.

The following tables present quarter and year-to-date project costs for the reorganization of production processes at the Company’s plants in Valls, Spain and Bremen, Germany, along with a reconciliation of employee severance reserves for this initiative.

	Project costs
		Year-to-date period ended
	Quarter ended	September 27,
(millions)	September 27, 2008	2008

Employee severance	$—	$4
Asset write-offs	2	6
Other cash costs (a)	—	1

Total	$2	$11

(a)	Primarily includes expenditures for equipment removal and relocation, and legal and consulting fees to facilitate employee transitions.

Employee severance
(millions)	reserves

December 29, 2007	$2
Accruals	4
Payments	(5)

September 27, 2008	$1

2007 initiative
Selling, general, and administrative expense for the quarter and year-to-date periods ended September 29, 2007, included total exit plan-related charges of $28 million and $66 million, respectively. These costs were recorded in the Company’s North America operating segment and related to the reorganization of the Company’s direct store-door delivery (DSD) operations in the southeastern United States. This initiative has been completed.
Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, charitable donations, foreign exchange gains and losses and costs related to commodity options. The Company recognized a net foreign exchange gain of $9 million for the quarter, and a net foreign exchange loss of $4 million for the year-to-date period ended September 27, 2008, as compared to losses of $3 million and $10 million, respectively, for the quarter and year-to-date periods ended September 29, 2007. Income recognized for premiums on commodity options was $1 million for the quarter, and expense of $9 million for the year-to-date period ended September 27, 2008, as compared to expense of $4 million and $5 million for the quarter and year-to-date periods ended September 29, 2007, respectively. Interest income for the quarter and year-to-date periods ended September 27, 2008 was $5 million and $15 million, respectively. Interest income for the quarter and year-to-date periods ended September 29, 2007 was $6 million and $15 million, respectively.
Note 5 Equity
Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic net earnings per share is reconciled to diluted net earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation totaled .3 million and 1.9 million shares for the quarter and year-to-date periods ended September 27, 2008, as compared to .2 million and .7 million shares for the quarter and year-to-date periods ended September 29, 2007.

Quarter		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2008
Basic	$342	380	$.90
Dilutive potential common shares	—	4	(.01)

Diluted	$342	384	$.89

2007
Basic	$305	395	$.77
Dilutive potential common shares	—	4	(.01)

Diluted	$305	399	$.76

Year-to-date		Average	Net
(millions, except	Net	shares	earnings
per share data)	earnings	outstanding	per share

2008
Basic	$969	382	$2.54
Dilutive potential common shares	—	3	(.03)

Diluted	$969	385	$2.51

2007
Basic	$927	397	$2.34
Dilutive potential common shares	—	4	(.03)

Diluted	$927	401	$2.31

During the year-to-date period ended September 27, 2008, the Company issued 1 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 8. To offset these issuances and for general corporate purposes, the Company’s Board of Directors authorized management to repurchase up to $650 million of the Company’s common stock during 2008. In connection with this authorization, during the year-to-date period ended September 27, 2008, the Company spent $650 million to repurchase approximately 13 million shares. On July 25, 2008, the Board approved an additional stock repurchase of up to $500 million of the Company’s common stock.
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
The Company’s benefit plan-related net experience losses and prior service cost decreased by $24 million during the quarter ended September 27, 2008 due to foreign currency remeasurement. Additionally, for the year-to-date period ended September 27, 2008, the Company recorded a net decrease to its defined benefit pension and postretirement plan obligations of $1 million, comprised of $31 million increase for census-related valuation update and $32 million decrease for foreign currency remeasurement.

During the third quarter of 2007, the Company recorded an increase to its defined benefit pension and postretirement plan obligations of $10 million due to foreign currency remeasurement. Additionally, for the year-to-date period ended September 29, 2007, the Company recorded a net increase to its defined benefit pension and postretirement plan obligations of $49 million, comprised of $26 million for census-related valuation update and $23 million for foreign currency remeasurement.
Quarter

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2008
Net earnings			$342
Other comprehensive income:
Foreign currency translation adjustments	(160)	—	(160)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(103)	36	(67)
Reclassification to net earnings	(4)	1	(3)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	22	(7)	15
Prior service cost	2	(1)	1
Reclassification to net earnings:
Net experience loss	11	(4)	7
Prior service cost	3	(1)	2

	(229)	24	(205)

Total comprehensive income			$137

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2007
Net earnings			$305
Other comprehensive income:
Foreign currency translation adjustments	11	—	11
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	5	(2)	3
Reclassification to net earnings	(3)	1	(2)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(9)	(3)	(12)
Prior service cost	(1)	—	(1)
Reclassification to net earnings:
Net experience loss	23	(8)	15
Prior service cost	3	(1)	2

	29	(13)	16

Total comprehensive income			$321

Year-to-date

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2008
Net earnings			$969
Other comprehensive income:
Foreign currency translation adjustments	(77)	—	(77)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(13)	4	(9)
Reclassification to net earnings	(7)	2	(5)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(4)	2	(2)
Prior service cost	5	(2)	3
Reclassification to net earnings:
Net experience loss	35	(12)	23
Prior service cost	9	(3)	6

	(52)	(9)	(61)

Total comprehensive income			$908

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2007
Net earnings			$927
Other comprehensive income:
Foreign currency translation adjustments	38	—	38
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	22	(8)	14
Reclassification to net earnings	(2)	1	(1)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(47)	10	(37)
Prior service cost	(2)	—	(2)
Reclassification to net earnings:
Net experience loss	68	(23)	45
Prior service cost	8	(3)	5

	85	(23)	62

Total comprehensive income			$989

Accumulated other comprehensive income (loss) as of September 27, 2008 and December 29, 2007 consisted of the following:

	September 27,	December 29,
(millions)	2008	2007

Foreign currency translation adjustments	$(482)	$(405)
Cash flow hedges — unrealized net loss	(20)	(6)
Postretirement and postemployment benefits:
Net experience loss	(341)	(362)
Prior service cost	(45)	(54)

Total accumulated other comprehensive income (loss)	$(888)	$(827)

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
In conjunction with the March 2008 debt issuance, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation for the duration of the five-year term. These derivative instruments, which were designated as fair value hedges of the debt obligation, resulted in an effective interest rate of 3.711% as of September 27, 2008. At September 27, 2008, Other Liabilities of $19 million have been recorded to reflect the fair value of interest rate swaps, offset by a decrease in the fair value of the related Long-Term Debt on the Company’s Consolidated Balance Sheet.
In December 2005, the Company redeemed $35 million of a $500 million, five-year 2.875% fixed rate U.S. Dollar Notes that were originally issued in June 2003. The Company repaid the remainder of the Notes in June 2008.
As of September 27, 2008, Notes Payable included commercial paper outstanding in the amount of $1,474 million.
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
For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized are as follows:

	Quarter ended		Year-to-date period ended
(millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Pre-tax compensation expense	$13	$18	$66	$65

Related income tax benefit	$4	$6	$23	$23

Pre-tax compensation expense for the year-to-date period ended September 27, 2008 included $4 million of expense related to the modification of certain stock options to eliminate the accelerated ownership feature (“AOF”) and $13 million representing cash compensation to holders of modified stock options to replace the value of the AOF, which is discussed in the following section, “Stock options”.
As of September 27, 2008, total stock-based compensation cost related to non-vested awards not yet recognized was approximately $36 million and the weighted-average period over which this amount is expected to be recognized was approximately 1.3 years.
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
The Company accounted for the elimination of the AOF as a modification in accordance with SFAS No. 123(R), “Share-Based Payment,” which required the Company to record a modification charge equal to the difference between the value of the modified stock options on the date of modification and their values immediately prior to modification. Since the modified stock options were 100% vested and had relatively short remaining contractual terms of one to five years, the Company used a Black-Scholes model to value the awards for the purpose of calculating the modification charge. The total fair value of the modified stock options increased by $4 million due to an increase in the expected term.
As a result of this action, pre-tax compensation expense for the year-to-date period ended September 27, 2008 included $4 million of expense related to the modification of stock options and $13 million representing cash compensation paid to holders of the stock options to replace the value of the AOF. Approximately 900 employees were holders of the modified stock options.
During the year-to-date periods ended September 27, 2008 and September 29, 2007, the Company granted non-qualified stock options to eligible employees and outside directors as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described on page 46 of the Company’s 2007 Annual Report on Form 10-K.

Year-to-date period ended September 27, 2008:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	26	$44
Granted	5	51
Exercised	(4)	42
Forfeitures and expirations	—	—

Outstanding, end of period	27	$45	5.9	$308

Exercisable, end of period	21	$44	5.1	$273

Year-to-date period ended September 29, 2007:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	27	$41
Granted	7	51
Exercised	(7)	41
Forfeitures and expirations	—	—

Outstanding, end of period	27	$44	6.2	$263

Exercisable, end of period	21	$42	5.3	$246

The weighted-average fair value of options granted was $7.90 per share for the year-to-date period ended September 27, 2008 and $7.27 per share for the year-to-date period ended September 29, 2007. The fair value was estimated using the following assumptions:

		Weighted-	Weighted-
	Weighted-	average	average risk-
	average expected	expected term	free interest	Dividend
	volatility	(years)	rate	yield

Grants within the year-to-date period ended September 27, 2008	20.74%	4.08	2.66%	2.40%

The total intrinsic value of options exercised was $41 million for the year-to-date period ended September 27, 2008 and $75 million for the year-to-date period ended September 29, 2007.
Performance shares
In the first quarter of 2008, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year internal operating profit growth targets are achieved.
The 2008 target grant currently corresponds to approximately 188 thousand shares, with a grant-date fair value of $47 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. For information on similar performance share awards in 2006 and 2007, refer to page 47 of the Company’s 2007 Annual Report on Form 10-K. Based on the market price of the Company’s common stock at September 27, 2008, the maximum future value that could be awarded to employees on the vesting date is (in millions): 2008 award-$21; 2007 award-$21; and 2006 award-$28. The 2005 performance share award, payable in stock, was settled at 200% of target in February 2008 for a total dollar equivalent of $28 million.

Note 9 Employee benefits
The Company sponsors a number of U.S. and foreign pension, other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 47 to 51 of the Company’s 2007 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended		Year-to-date period ended
(millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost	$21	$23	$65	$71
Interest cost	50	47	151	139
Expected return on plan assets	(76)	(71)	(230)	(209)
Amortization of unrecognized prior service cost	3	5	9	10
Recognized net loss	9	16	27	48
Curtailment and special termination benefits	1	—	8	—

Total pension expense — Company plans	$8	$20	$30	$59

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost	$4	$6	$13	$14
Interest cost	17	17	50	51
Expected return on plan assets	(16)	(15)	(48)	(45)
Amortization of unrecognized prior service cost	—	(2)	—	(2)
Recognized net loss	1	6	5	18

Postretirement benefit expense	$6	$12	$20	$36

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Service cost	$2	$2	$4	$4
Interest cost	1	—	3	2
Recognized net loss	1	1	3	2

Postemployment benefit expense	$4	$3	$10	$8

Management currently plans to contribute approximately $50 million to its defined benefit pension plans and $15 million to its retiree health and welfare benefit plans during 2008, for a total of $65 million. During 2007, the Company contributed approximately $84 million to defined benefit pension plans and $12 million to retiree health and welfare benefit plans, for a total of $96 million. Recent adverse conditions in the equity markets have caused the actual rate of return on the pension and postretirement plan assets to be significantly below the Company’s assumed long-term rate of return of 8.9%. As a result, the Company is reevaluating the funding levels for the remainder of 2008 and the full-year 2008 contributions may exceed the original projection of $65 million.
Note 10 Income taxes
Effective income tax rate
The consolidated effective income tax rate was approximately 28% for the quarter ended September 27, 2008, as compared to 27% for the comparable quarter of 2007. The third quarter 2008 provision for income taxes was positively impacted by various individually insignificant provision-to-return adjustments. The third quarter 2007 effective income tax rate was positively impacted by statutory rate reductions as discussed on page 52 of the Company’s 2007 Annual Report on Form 10-K.
For the year-to-date period ended September 27, 2008, the consolidated effective income tax rate was 29%, as compared to 28% for the comparable prior year-to-date period.

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
The Company files income taxes in the U.S. federal jurisdiction, and in various state, local and foreign jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal examinations by the Internal Revenue Service for years prior to 2006. During the first quarter of 2007, the IRS commenced an examination of the Company’s 2004 and 2005 U.S. federal income tax returns. A Revenue Agents Report (RAR) was issued in October, 2008 with no un-agreed issues. During the second quarter of 2008, the Company entered into the IRS’ Compliance Assurance Program (“CAP”) for the 2008 tax year. The IRS will also be performing a focused review of the 2006 and 2007 tax years which is anticipated to be completed in 2009.
As of September 27, 2008, the Company has classified approximately $20 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the aforementioned current liability balance expected to be settled within one year, offset by approximately $20 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended September 27, 2008. Approximately $122 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

(millions)

December 29, 2007	$169
Tax positions related to current year:
Additions	23
Reductions	—
Tax positions related to prior years:
Additions	1
Reductions	(45)
Settlements	(3)

September 27, 2008	$145

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other noncurrent liabilities.
The Company classifies income tax-related interest and penalties as interest expense and selling, general, and administrative expense, respectively. For the year-to-date period ended September 27, 2008, the Company recognized expense of $4 million for tax related interest and had approximately $35 million accrued at September 27, 2008.
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
As required by SFAS No. 157, the Company has categorized its financial assets and liabilities into a three-level fair value hierarchy, based on the nature of the inputs used in determining fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at September 27, 2008.
Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market. For the Company, level 1 financial assets and liabilities consist primarily of commodity derivative contracts.
Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 financial assets and liabilities for the Company consist of interest rate swaps and over-the-counter commodity and currency contracts.
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
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company does not have any level 3 financial assets or liabilities.
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 27, 2008:

(millions)	Level 1	Level 2	Level 3	Total

Assets:
Derivatives (recorded in Other Receivables)	$6	$8	$—	$14
Derivatives (recorded in Other Assets)	—	16	—	16

Total Assets	$6	$24	$—	$30

Liabilities:
Derivatives (recorded in Other Current Liabilities)	$—	$(23)	$—	$(23)

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

	Quarter ended		Year-to-date period ended
(millions)	September 27,	September 29,	September 27,	September 29,
(Results are unaudited)	2008	2007	2008	2007

Net sales
North America	$2,156	$1,960	$6,431	$5,942
Europe	666	604	2,089	1,801
Latin America	277	270	813	752
Asia Pacific (a)	189	170	556	487

Consolidated	$3,288	$3,004	$9,889	$8,982

Segment operating profit
North America	$380	$333	$1,163	$1,059
Europe	113	110	347	345
Latin America	61	66	166	168
Asia Pacific (a)	26	18	79	65
Corporate	(47)	(35)	(147)	(128)

Consolidated	$533	$492	$1,608	$1,509

(a)	Includes Australia, Asia and South Africa.

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
Our long-term annual growth targets are low single-digit (1 to 3%) for internal net sales, mid single-digit (4 to 6%) for internal operating profit and high single-digit (7 to 9%) for diluted net earnings per share. (Our measure of internal growth rates excludes the impact of changes in foreign currency exchange rates, and if applicable, acquisitions, dispositions, and shipping day differences.) For 2008, we expect to exceed our internal net sales growth target and achieve mid single-digit (4 to 6%) growth. We expect the higher-than-targeted net sales growth to come principally from previously announced pricing initiatives, improved product mix and continued innovation. We expect to meet our operating profit and net earnings per share growth targets. We believe our continued strong financial performance provides momentum for achieving these growth targets for the full year. The foreign exchange market has become volatile in the fourth quarter of 2008. From time to time we may manage our exposure by entering into foreign currency contracts to reduce volatility in the translation of foreign currency earnings to U.S. dollars.
For full-year 2009 we expect internal net sales and operating profit to grow at mid single-digits (4 to 6%). The higher-than-targeted net sales growth will be achieved by building on our 2008 strategy including improved product mix and innovation. Volatility in the foreign exchange market makes it difficult to forecast reported net earnings per share. While non-U.S. Dollar operating profit represents 40-45% of our consolidated operating profit, 50-60% of our net income is non-U.S. Dollar denominated. This difference is because virtually all interest expense is incurred in the U.S. and we are subject to lower tax rates outside the United States. As a result, movements in foreign exchange rates against the U.S. Dollar can have a significant impact on our reported earnings per share. Excluding the impact of foreign exchange, we are confident in our ability to deliver high single-digit earnings per share growth for 2009.
For the year-to-date period ended September 27, 2008, we reported consolidated net sales growth of 10% with internal growth of 6%. Consolidated operating profit increased 7% on internal growth of 6%. Diluted net earnings per share were $2.51, as compared to $2.31 in the comparable prior year period. Similarly for the third quarter of 2008, we reported consolidated net sales growth of 9% with internal growth of 7%. Consolidated operating profit increased 9% both on an as reported and internal basis. Diluted net earnings per share grew 17% from $.76 in the third quarter of 2007 to $.89 in the current period.
Net sales and operating profit
The following table provides an analysis of net sales and operating profit performance for the third quarter of 2008 versus 2007:

	North		Latin	Asia Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2008 net sales	$2,156	$666	$277	$189	$—	$3,288

2007 net sales	$1,960	$604	$270	$170	$—	$3,004

% change — 2008 vs. 2007:
Volume (tonnage) (b)	4.4%	-1.5%	-8.1%	7.4%	—	2.3%
Pricing/mix	4.7%	4.4%	6.7%	2.2%	—	4.6%

Subtotal — internal business	9.1%	2.9%	-1.4%	9.6%	—	6.9%
Acquisitions (c)	.9%	5.7%	—	3.7%	—	2.0%
Foreign currency impact	—	1.6%	4.1%	-1.5%	—	0.6%

Total change	10.0%	10.2%	2.7%	11.8%	—	9.5%

	North		Latin	Asia Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2008 operating profit	$380	$113	$61	$26	$(47)	$533

2007 operating profit	$333	$110	$66	$18	$(35)	$492

% change — 2008 vs. 2007:
Internal business	14.7%	2.9%	-10.2%	54.6%	-35.8%	8.6%
Acquisitions (c)	-.4%	2.0%	—	-6.0%	—	0.0%
Foreign currency impact	-.1%	-2.0%	3.9%	-1.6%	—	0.0%

Total change	14.2%	2.9%	-6.3%	47.0%	-35.8%	8.6%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of results for the quarterly period ended September 27, 2008 from the acquisitions of United Bakers, Bear Naked, Specialty Cereals, Navigable Foods and certain assets and liabilities of the Wholesome & Hearty Foods Company and IndyBake Products.
Our strong consolidated net sales performance for the third quarter of 2008 was driven by our North America business with increases in both volume and price/mix for the quarter. Successful innovation, brand-building (advertising and consumer promotion) investment, as well as our recent price increases continued to drive the growth. Also contributing to our growth are our acquisitions including Bear Naked and the acquisition of certain assets and liabilities from the Wholesome & Hearty Foods Company which were completed in 2007. For further information on our 2008 acquisitions, refer to Note 2 within Notes to Consolidated Financial Statements, which is included herein under Part I, Item 2. Management has estimated that the pro forma effect on the Company’s results of operations, as though these business combinations had been completed at the beginning of 2007, would have been immaterial. The growth in North America was partially offset by soft top-line growth in Europe and Latin America which are being impacted by the global economic slow down.
For the quarter, our North America operating segment reported strong, internal net sales growth of 9%, with each major product group contributing as follows: retail cereal +7%; retail snacks (cookies, crackers, cereal bars, toaster pastries, and fruit snacks) +10%; frozen and specialty channels (frozen foods, food service and vending) +12%. The broad based growth was driven by volume growth, strong price realization and successful innovations. Retail cereal performed well with strong results from our core brands such as Mini-Wheats, Raisin Bran Crunch and Corn Pops and innovations such as Special K Cinnamon Pecan and Mini-Wheats Blueberry Muffin. Kashi’s strong performance was lead by Go Lean Crunch Honey Almond Flax and Organic Promise. Our growth in snacks is driven from growth in volume, our previously announced price increases, and successful innovations such as Townhouse Flipsides. Core brands such as Cheez-It, Nutri-Grain and Chips Deluxe are performing well. In the quarter, our “Right Bites” 100 calorie cookie and cracker packs saw strong growth. Our frozen and specialty channels grew both volume and net sales realization with the specialty channel building upon the cereal and snacks innovation. Frozen realized strong sales due to innovations such as Bake Shop Swirlz as well as buying ahead of a previously announced price increase.
Our International operating segments collectively reported internal net sales growth of approximately 3%. Europe benefited from strong growth in the UK which was partially offset by softness in other markets impacted by the economic slow down. In Latin America, Mexico has been particularly impacted by economic weakness. Asia Pacific’s performance was strong in the third quarter led by growth from Australia and South Africa.
For the quarter, our consolidated operating profit increased 9% both on a reported basis and on an internal basis. This growth was driven by strong price realization that offset higher commodity costs as well as productivity initiatives. Third quarter operating profit also benefited from lower incremental exit-plan related charges as compared to the third quarter of 2007. As discussed in the “Exit or disposal plans” section herein, this quarter’s operating profit included $3 million of exit-plan related charges as compared to $30 million recorded in the third quarter of 2007. The net incremental impact on the operating segments is (in millions): North America-$28 (all within selling, general and administrative expense) and Europe-($1) (all within cost of goods sold).
Internal operating profit for our North America operating segment was strong due to lower exit costs; and increased sales, driven by price increases and innovation partially offset by higher commodity costs. Europe’s internal operating profit increased due to increased prices which offset higher commodity costs and selective investment of advertising and promotion spend by concentrating on the most effective means. Latin America’s operating profit decreased due to soft top line growth, increased commodity costs as well as import restrictions placed by the Venezuelan government. Internal operating profit growth in Asia Pacific was driven by its strong net sales performance.

The following tables provide analysis of our net sales and operating profit performance for the year-to-date periods of 2008 as compared to 2007. The year-to-date net sales performance was similar to the quarter with growth driven by increased price/mix realized in North America. We are experiencing slowing growth in Latin America and Europe due to global economic conditions. Reported operating profit for the year-to-date period was up versus prior year due to sales growth and lower exit costs and other cost reduction initiatives, offset by increased commodity and fuel costs.

	North		Latin	Asia Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2008 net sales	$6,431	$2,089	$813	$556	$—	$9,889

2007 net sales	$5,942	$1,801	$752	$487	$—	$8,982

% change — 2008 vs. 2007:
Volume (tonnage) (b)	2.0%	0.7%	-3.2%	6.9%	—	1.5%
Pricing/mix	4.8%	3.6%	7.1%	1.0%	—	4.6%

Subtotal — internal business	6.8%	4.3%	3.9%	7.9%	—	6.1%
Acquisitions (c)	.9%	5.3%	—	1.3%	—	1.7%
Foreign currency impact	.5%	6.4%	4.3%	5.0%	—	2.3%

Total change	8.2%	16.0%	8.2%	14.2%	—	10.1%

	North		Latin	Asia Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2008 operating profit	$1,163	$347	$166	$79	$(147)	$1,608

2007 operating profit	$1,059	$345	$168	$65	$(128)	$1,509

% change — 2008 vs. 2007:
Internal business	9.8%	-.7%	-5.2%	17.2%	-14.8%	5.6%
Acquisitions (c)	-.7%	-.8%	—	-1.7%	—	-0.8%
Foreign currency impact	.7%	2.3%	4.0%	6.6%	—	1.8%

Total change	9.8%	0.8%	-1.2%	22.1%	-14.8%	6.6%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of results for the year-to-date period ending September 27, 2008 from the acquisitions of United Bakers, Bear Naked, Specialty Cereals, Navigable Foods and certain assets and liabilities of the Wholesome & Hearty Foods Company and IndyBake Products.
Margin performance
Margin performance for the third quarter and year-to-date periods of 2008 versus 2007 are presented in the following table:

			Change
			vs. prior
Quarter	2008	2007	year (pts.)

Gross margin (a)	42.7%	44.7%	-2.0

SGA% (b)	-26.5%	-28.3%	1.8

Operating margin	16.2%	16.4%	-0.2

Year-to-date	2008	2007	Change

Gross margin (a)	42.6%	44.3%	-1.7

SGA% (b)	-26.3%	-27.5%	1.2

Operating margin	16.3%	16.8%	-0.5

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

(b)	Selling, general and administrative expense as a percentage of net sales.
We strive for gross profit dollar growth to reinvest in brand-building and innovation expenditures. We maximize our gross profit dollars by managing external cost pressures through product pricing and mix improvements, implementing productivity savings and technological initiatives as well as entering into commodity hedges and fixed price contracts to reduce the cost of product ingredients and packaging. For the quarter, our gross profit was up $61 million, a 5% increase over the comparable 2007 period. Year-to-date gross profit was up $228 million, a 6% increase over the comparable 2007 period.

As illustrated in the preceding table, our consolidated gross margin declined 200 basis points in the quarter and 170 basis points year-to-date versus the prior year periods. Our recent acquisitions lowered gross margin by approximately 50 basis points for both the quarter and year-to-date periods. We also continue to experience inflationary cost pressures for fuel, energy, commodities and benefits. During this period, higher costs were offset by savings from cost reduction initiatives and price increases.
For the full-year 2008, we currently expect cost pressures to be approximately 9% of prior year’s cost of goods sold. Accordingly, we believe our full year consolidated gross margin could decline by approximately 200 basis points, half of which relates to acquisitions and increased investments in exit plans and other cost reduction initiatives expected in cost of goods sold.
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
Ongoing initiatives
We currently have two ongoing initiatives: the European manufacturing optimization plan (Manchester, England) and the reorganization of production processes to reflect changing market dynamics (Valls, Spain and Bremen, Germany). Total costs associated with these ongoing initiatives were $3 million and $2 million during the quarterly periods ended September 27, 2008 and September 29, 2007, respectively; on a year-to-date basis the costs for 2008 and 2007 amounted to $14 million and $14 million respectively. These costs were recorded in cost of goods sold and were attributable to the Europe operating segment.
We commenced the multi-year European manufacturing optimization plan in 2006 to improve utilization of our facility in Manchester, England and to better align production in Europe. Based on forecasted foreign exchange rates, we currently expect to incur approximately $55 million in total project costs. Of the $55 million in total project costs, $50 million has been incurred to date, of which $21 million represented costs related to employee severance. Refer to page 39 of the Company’s 2007 Annual Report on Form 10-K for further information on this initiative.
The following tables present quarter and year-to-date project costs for our European manufacturing optimization plan. There were no exit cost reserves for this project at September 27, 2008 and December 29, 2007.

	Project costs
	Quarter ended		Year-to-date period ended
(millions)	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007

Employee severance	$—	$—	$3	$7
Other cash costs (a)	1	2	2	4
Asset write-offs (b)	—	—	(4)	3
Retirement benefits (c)	—	—	2	—

Total	$1	$2	$3	$14

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

(b)	Net of gain on the sale of assets previously written down to estimated fair market value less cost to sell.

(c)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”
We commenced the reorganization of certain production processes at our plants in Valls, Spain and Bremen, Germany in October 2007. Based on forecasted foreign exchange rates, we expect to incur approximately $20 million of total project costs, comprised primarily of asset write-offs, employee separation benefits and other cash costs. Of the $20 million in total project costs, $15 million has been incurred to date, of which $6 million represented costs related to employee severance. This initiative is expected to be completed by the end of 2008. Refer to page 40 of the Company’s 2007 Annual Report on Form 10-K for further information on this initiative.

The following tables present quarter and year-to-date project costs for the reorganization of production processes at our plants in Valls, Spain and Bremen, Germany, along with a reconciliation of employee severance reserves for this initiative.

	Project costs
		Year-to-date period ended
	Quarter ended	September 27,
(millions)	September 27, 2008	2008

Employee severance	$—	$4
Asset write-offs	2	6
Other cash costs (a)	—	1

Total	$2	$11

(a)	Primarily includes expenditures for equipment removal and relocation, and legal and consulting fees to facilitate employee transitions.

Employee severance
(millions)	reserves

December 29, 2007	$2
Accruals	4
Payments	(5)

September 27, 2008	$1

2007 initiative
Selling, general, and administrative expense for the quarter and year-to-date periods ended September 29, 2007, included total exit plan-related charges of $28 million and $66 million respectively. These costs were recorded in our North America operating segment and related to the reorganization of our direct store-door delivery (DSD) operations in the southeastern United States. This initiative has been completed.
Other cost reduction initiatives
During the second quarter of 2008 we incurred $17 million of expense associated with other cost reduction initiatives related to the elimination of the accelerated ownership feature of certain employee stock options. Refer to Note 8 within Notes to Consolidated Financial Statements, which is included herein under Part I, Item 2 for further information. This expense was recorded in selling, general and administrative expense within corporate operating profit.
We incurred $10 million of expense during the first quarter of 2008 in connection with a payment for the restructuring of our labor force at a manufacturing facility in Mexico. This cost was recorded in cost of goods sold and was attributable to the Latin America operating segment.
Interest expense
For the quarter ended September 27, 2008, interest expense was $71 million and interest income (which is recorded within other income) was $5 million, as compared to the quarter ended September 29, 2007 with interest expense of $79 million and interest income of $6 million.
For the year-to-date period ended September 27, 2008, interest expense was $230 million and interest income (which is recorded within other income) was $15 million, as compared to the year-to-date period ended September 29, 2007 with interest expense of $233 million and interest income of $15 million. For the full year of 2008, we currently expect interest expense, net of interest income, to approximate the 2007 level.
Income taxes
The consolidated effective income tax rate was approximately 28% for the quarter ended September 27, 2008, as compared to 27% for the comparable quarter of 2007. The third quarter 2008 provision for income taxes was positively impacted by various individually insignificant provision-to-return adjustments. The third quarter 2007 effective income tax rate was positively impacted by statutory rate reductions as discussion on page 52 of the Company’s 2007 Annual Report on Form 10-K.

For the year-to-date period ended September 27, 2008, the consolidated effective income tax rate was 29%, as compared to 28% for the comparable prior year-to-date period.
For the full year 2008, we currently expect the consolidated effective income tax rate to be approximately 30%. Our estimate of effective income tax rate for any period is highly influenced by country mix of earnings, changes in statutory tax rates, timing of implementation of tax planning initiatives, and developments which affect our evaluation of uncertain tax positions.
Liquidity and capital resources
Overview
Our principal source of liquidity is operating cash flows, supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.
During the third quarter of 2008 and thereafter, global capital and credit markets, including commercial paper markets, experienced increased volatility and disruption. Despite this volatility and disruption, we continued to have access to commercial paper.
Beginning in mid-September 2008, interest rates on our commercial paper borrowings increased by an average of 200 basis points. This was the result of an increase in the London Interbank Offered Rate (LIBOR), which is the benchmark used to determine the interest rate charged on commercial paper. LIBOR, which is based on the interest rate that banks pay one another for short term borrowings, increased in response to the turmoil in the markets. We do not expect the increase in interest rates on commercial paper to have a significant impact on our full-year 2008 interest expense.
If needed, we have additional sources of liquidity available to us. These sources include our short-term lines of credit, our access to public debt and/or equity markets, and the ability to sell trade receivables. Our Five-Year Credit Agreement, which expires in 2011, allows us to borrow, on a revolving credit basis, up to $2.0 billion. This source of liquidity is unused and available on an unsecured basis. Further information on our credit facilities is located on page 44 of the Company’s Annual Report on Form 10-K.
We believe that our operating cash flow, together with our credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future.
We monitor the financial strength of our third-party financial institutions, including those that hold our cash and cash equivalents as well as those who serve as counterparties to derivative financial instruments and other arrangements.
There can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets.
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding) is relatively short, equating to approximately 22 days for the trailing 365-day period ended September 27, 2008. This represents a reduction of approximately 3 days when compared with the comparable prior year period, due primarily to an increase in 2008 in the days of trade payables outstanding.

The following table presents the major components of our operating cash flow during the current and prior year-to-date periods:

	Year-to-date period ended
	September 27,	September 29,	Change versus
(dollars in millions)	2008	2007	prior year

Operating activities
Net earnings	$969	$927	$42

Items in net earnings not requiring (providing) cash:
Depreciation and amortization	274	275	(1)
Deferred income taxes	(12)	(114)	102
Other (a)	122	138	(16)

Net Earnings after non-cash items	1,353	1,226	127

Pension and other postretirement benefit plan contributions	(60)	(42)	(18)
Changes in operating assets and liabilities:
Core working capital (b)	(118)	(118)	—
Other working capital	13	187	(174)

	(105)	69	(174)

Net cash provided by operating activities	$1,188	$1,253	$(65)

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Inventory and trade receivables less trade payables.
Our net cash provided by operating activities for the year-to-date period ended September 27, 2008 was $65 million lower than the comparable period in 2007, due primarily to an unfavorable year-over-year variance in other working capital partially offset by the impact of changes in deferred income taxes. The unfavorable variance in other working capital was attributable in large part to an increase in cash paid in 2008 for advertising and promotion. To a lesser extent, this unfavorable year-over-year variance in other working capital reflected cash outflows in connection with United Bakers, the Russian business we acquired in the first quarter of 2008.
Our pension and postretirement benefit plan contributions amounted to $60 million for the year-to-date period ended September 27, 2008. Recent adverse conditions in the equity markets have caused the actual rate of return on our pension and postretirement plan assets to be significantly below our assumed long-term rate of return of 8.9 percent. As a result, we are reevaluating our funding levels for the remainder of 2008, and our full-year 2008 contribution may exceed our original projection of $65 million.
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

	Year-to-date period ended		Change
	September 27,	September 29,	versus
(dollars in millions)	2008	2007	prior year

Net cash provided by operating activities	$1,188	$1,253	-5.2%
Additions to properties	(295)	(292)

Cash flow	$893	$961	-7.1%

For full year 2008, we are targeting cash flow (as defined) ranging from $1 billion to $1.075 billion.

Investing activities
Our net cash used by investing activities for the year-to-date period ended September 27, 2008 amounted to $496 million, an increase of $200 million when compared with $296 million in the comparable prior year period. The increase was primarily attributable to cash outflows of $212 million associated with the Company’s acquisitions during the year-to-date period ended September 27, 2008. Acquisitions are discussed in Note 2 within Notes to Consolidated Financial Statements.
For 2008, we expect total property additions to be approximately 4% of net sales, which is consistent with our actual spending rate for 2007 and our long-term target for capital spending.
Financing activities
Our net cash used by financing activities for the year-to-date period ended September 27, 2008 amounted to $508 million, a decrease of $278 million when compared with $786 million for the year-to-date period ended September 29, 2007.
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
Financing activity in the year-to-date period ended September 29, 2007 involved the redemption of $728 million of Euro denominated long-term debt, offset in large part by a $566 million increase in commercial paper.
During the year-to-date period ended September 27, 2008, we spent $650 million to purchase approximately 13 million shares of our common stock, while share repurchases in the comparable period of 2007 amounted to $417 million. During the third quarter of 2008, our Board of Directors authorized an additional $500 million share repurchase, which we expect to execute in 2009.
On September 16, 2008, we paid a quarterly dividend to shareholders of $0.34 per common share, which represented a 10% increase from the previous level of $0.31 per common share paid during the four preceding quarterly periods. Increasing the dividend rate is consistent with our plan to maintain our annual dividend pay-out ratio in a range of 40% to 50% of full-year reported net earnings. In October 2008, our Board of Directors declared another dividend of $0.34 per common share, payable December 16, 2008, to shareholders of record at the close of business on December 3, 2008.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our Company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. We monitor the financial strength of our third-party financial institutions, including those that hold our cash and cash equivalents as well as those who serve as counterparties to derivative financial instruments and other arrangements.
Refer to disclosures contained on pages 28-29 of our 2007 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of September 27, 2008.
The total notional amount of foreign currency derivative instruments at September 27, 2008 was $833 million, representing a settlement receivable of $6 million. The total notional amount of foreign currency derivative instruments at December 29, 2007 was $570 million, representing a settlement obligation of $9 million.
The total notional amount of commodity derivative instruments at September 27, 2008, including natural gas swaps, was $317 million, representing a settlement obligation of approximately $9 million. The total notional amount of commodity derivative instruments at December 29, 2007, including natural gas swaps, was $229 million, with a fair value of $22 million.
In some instances we have reciprocal collateralization agreements with our counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to our counterparties or us exceeds a certain amount. There were no collateral balance requirements at September 27, 2008 or December 29, 2007.
In connection with the issuance of U.S. Dollar Notes on March 6, 2008, we entered into interest rate swaps. Refer to disclosures contained in Note 7 within Notes to Consolidated Financial Statements.
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
As of September 27, 2008, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
(millions, except per share data)

			(c) Total Number	(d) Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that May
			Part of Publicly	Yet Be
	(a) Total Number		Announced	Purchased Under
	of Shares	(b) Average Price	Plans or	the Plans or
Period	Purchased	Paid Per Share	Programs	Programs
Month #4:
06/29/08-07/26/08	—	$—	—	$500
Month #5:
07/27/08-08/23/08	—	—	—	$500
Month #6:
08/24/08-09/27/08	—	—	—	$500

Total	—	$—	—

On July 25, 2008, the Board of Directors authorized the repurchase of $500 million of Kellogg common stock during 2008 and 2009 for general corporate purposes and to offset issuances for employee benefit programs. No purchases were made under this program during the third quarter of 2008.
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

KELLOGG COMPANY
/s/ J. A. Bryant
J. A. Bryant
Principal Financial Officer; Executive Vice President, Chief Operating Officer and Chief Financial Officer

/s/ A. R. Andrews
A. R. Andrews
Principal Accounting Officer; Vice President — Corporate Controller
Date: November 3, 2008

KELLOGG COMPANY
EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

31.1	Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant	E

32.1	Section 1350 Certification from A. D. David Mackay	E

32.2	Section 1350 Certification from John A. Bryant	E