Form 10-K
period 2009-01-03
KELLOGG CO
filed 2009-02-24
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934

For the Fiscal Year Ended January 3, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Transition Period From            To

Commission file number 1-4171
Kellogg Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	38-0710690 (I.R.S. Employer Identification No.)

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

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on June 27, 2008 was approximately $13.8 billion based on the closing price of $47.96 for one share of common stock, as reported for the New York Stock Exchange on that date.

As of January 30, 2009, 381,939,149 shares of the common stock of the registrant were issued and outstanding.

Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 24, 2009 are incorporated by reference into Part III of this Report.

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

Financial Information About Segments. Information on segments is located in Note 17 within Notes to the Consolidated Financial Statements which are included herein under Part II, Item 8.

Principal Products. Our principal products are ready-to-eat cereals and convenience foods, such as cookies, crackers, toaster pastries, cereal bars, fruit snacks, frozen waffles and veggie foods. These products were, as of February 23, 2009, manufactured by us in 19 countries and marketed in more than 180 countries. Our cereal products are generally marketed under the Kellogg’s name and are sold principally to the grocery trade through direct sales forces for resale to consumers. We use broker and distribution arrangements for certain products. We also generally use these, or similar arrangements, in less-developed market areas or in those market areas outside of our focus.

We also market cookies, crackers, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Murray, Austin and Famous Amos, to supermarkets in the United States through a direct store-door (DSD) delivery system, although other distribution methods are also used.

Additional information pertaining to the relative sales of our products for the years 2006 through 2008 is located in Note 17 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

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

Natural gas and propane are the primary sources of energy used to power processing ovens at major domestic and international facilities, although certain locations may use oil or propane on a back-up or alternative basis. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. As further discussed herein under Part II, Item 7A, we use over-the-counter commodity price swaps to hedge some of our natural gas costs.

Trademarks and Technology. Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to cereals and convenience foods manufactured and marketed by us, and we also grant licenses to third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals, convenience foods and our other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Complete Bran Flakes, Complete Wheat Flakes, Cocoa Krispies, Cinnamon Crunch Crispix, Corn Pops, Cruncheroos, Kellogg’s Corn Flakes, Cracklin’ Oat Bran, Crispix, Froot Loops, Kellogg’s Frosted Flakes, Frosted Mini-Wheats, Frosted Krispies, Just Right, Kellogg’s Low Fat Granola, Mueslix, Pops, Product 19, Kellogg’s Raisin Bran, Rice Krispies, Raisin Bran

Crunch, Smacks/Honey Smacks, Smart Start, Special K and Special K Red Berries in the United States and elsewhere; Zucaritas, Choco Zucaritas, Crusli Sucrilhos, Sucrilhos Chocolate, Sucrilhos Banana, Vector, Musli, NutriDia, and Choco Krispis for cereals in Latin America; Vive and Vector in Canada; Choco Pops, Chocos, Frosties, Muslix, Fruit ‘n’ Fibre, Kellogg’s Crunchy Nut Corn Flakes, Kellogg’s Crunchy Nut Red Corn Flakes, Honey Loops, Kellogg’s Extra, Sustain, Country Store, Ricicles, Smacks, Start, Smacks Choco Tresor, Pops, and Optima for cereals in Europe; and Cerola, Sultana Bran, Chex, Frosties, Goldies, Rice Bubbles, Nutri-Grain, Kellogg’s Iron Man Food, and BeBig for cereals in Asia and Australia. Additional Company trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak, Jumbo, and Variety.

Other Company brand names include Kellogg’s Corn Flake Crumbs; Croutettes for herb season stuffing mix; All-Bran, Choco Krispis, Froot Loops, NutriDia, Kuadri-Krispis, Zucaritas, Special K, and Crusli for cereal bars, Keloketas for cookies, Komplete for biscuits; and Kaos for snacks in Mexico and elsewhere in Latin America; Pop-Tarts Pastry Swirls for toaster danish; Pop-Tarts and Pop-Tarts Snak-Stix for toaster pastries; Eggo, Special K, Froot Loops and Nutri-Grain for frozen waffles and pancakes; Rice Krispies Treats for baked snacks and convenience foods; Special K and Special K2O flavored water and flavored protein water mixes; Nutri-Grain cereal bars, Nutri-Grain yogurt bars, All-Bran bars and crackers, for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Day Dawn, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Nutri-Grain Squares, Nutri-Grain Elevenses, and Rice Krispies Squares for convenience foods in Europe; Fruit Winders for fruit snacks in the United Kingdom; Kashi and GoLean for certain cereals, nutrition bars, and mixes; TLC for granola and cereal bars, crackers and cookies; Special K and Vector for meal replacement products; Bear Naked for granola trail mix and Morningstar Farms, Loma Linda, Natural Touch, Gardenburger and Worthington for certain meat and egg alternatives.

We also market convenience foods under trademarks and tradenames which include Keebler, Cheez-It, E. L. Fudge, Murray, Famous Amos, Austin, Ready Crust, Chips Deluxe, Club, Fudge Shoppe, Hi-Ho, Sunshine, Krispy, Munch’Ems, Right Bites, Sandies, Soft Batch, Stretch Island, Toasteds, Town House, Vienna Fingers, Wheatables, and Zesta. One of our subsidiaries is also the exclusive licensee of the Carr’s cracker and cookie line in the United States.

Our trademarks also include logos and depictions of certain animated characters in conjunction with our products, including Snap!Crackle!Pop! for Cocoa Krispies and Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Ernie Keebler for cookies, convenience foods and other products; the Hollow Tree logo for certain convenience foods; Toucan Sam for Froot Loops; Dig ‘Em for Smacks; Sunny for Kellogg’s Raisin Bran, Coco the Monkey for Coco Pops; Cornelius for Kellogg’s Corn Flakes; Melvin the elephant for certain cereal and convenience foods; Chocos the Bear, Kobi the Bear and Sammy the seal for certain cereal products.

The slogans The Best To You Each Morning, The Original & Best, They’re Gr-r-reat!, The Difference is K, One Bowl Stronger, Supercharged, Earn Your Stripes and Gotta Have My Pops, used in connection with our ready-to-eat cereals, along with L’ Eggo my Eggo, used in connection with our frozen waffles and pancakes, Elfin Magic, Childhood Is Calling, The Cookies in the Passionate Purple Package and Uncommonly Good used in connection with convenience food products, Seven Whole Grains on a Mission used in connection with Kashi all-natural foods and See Veggies Differently used in connection with meat and egg alternatives are also important Kellogg trademarks.

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

Working Capital. Although terms vary around the world and by business types, in the United States we generally have required payment for goods sold eleven or sixteen days subsequent to the date of invoice as 2% 10/net 11 or 1% 15/net 16. Receipts from goods sold, supplemented as required by borrowings, provide for our payment of dividends, repurchases of our common stock, capital expansion, and for other operating expenses and working capital needs.

Customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2008, comprised principally of sales within the United States. At January 3, 2009, approximately 17% of our consolidated receivables balance and 27% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2008. During 2008, our top five customers, collectively, including Wal-Mart, accounted for approximately 33% of our consolidated net sales and approximately 42% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry in recent years and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.

Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at January 3, 2009 and December 29, 2007 was not material to us.

Competition. We have experienced, and expect to continue to experience, intense competition for sales of all of our principal products in our major product categories, both domestically and internationally. Our products compete with advertised and branded products of a similar nature as well as unadvertised and private label products, which are typically distributed at lower prices, and generally with other food products. Principal methods and factors of competition include new product introductions, product quality, taste, convenience, nutritional value, price, advertising and promotion.

Research and Development. Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately $181 million in 2008, $179 million in 2007 and $191 million in 2006.

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

Environmental Matters. Our facilities are subject to various U.S. and foreign, federal, state, and local laws and regulations regarding the discharge of material into the environment and the protection of the environment in other ways. We are not a party to any material proceedings arising under these regulations. We believe that compliance with existing environmental laws and regulations will not materially affect our consolidated financial condition or our competitive position.

Employees. At January 3, 2009, we had approximately 32,400 employees.

Financial Information About Geographic Areas. Information on geographic areas is located in Note 17 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Executive Officers. The names, ages, and positions of our executive officers (as of February 23, 2009) are listed below, together with their business experience. Executive officers are generally elected annually by the Board of Directors at the meeting immediately prior to the Annual Meeting of Shareowners.

James M. Jenness	62
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

A. D. David Mackay	53
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

Operating Officer in September 2003. He is also a director of Fortune Brands, Inc.

John A. Bryant	43
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Mr. Bryant joined Kellogg in March 1998, working in support of the global strategic planning process. He was appointed Senior Vice President and Chief Financial Officer, Kellogg USA, in August 2000, was appointed as Kellogg’s Chief Financial Officer in February 2002 and was appointed Executive Vice President later in 2002. He also assumed responsibility for the Natural and Frozen Foods Division, Kellogg USA, in September 2003. He was appointed Executive Vice President and President, Kellogg International in June 2004 and was appointed Executive Vice President and Chief Financial Officer, Kellogg Company, President, Kellogg International in December 2006. In July 2007, Mr. Bryant was appointed Executive Vice President and Chief Financial Officer, Kellogg Company, President, Kellogg North America and in August 2008, he was appointed Executive Vice President, Chief Operating Officer and Chief Financial Officer.

Celeste Clark	55
Senior Vice President, Global Nutrition and
Corporate Affairs, Chief Sustainability Officer

Dr. Clark has been Kellogg’s Senior Vice President of Global Nutrition and Corporate Affairs since June 2006. She joined Kellogg in 1977 and served in several roles of increasing responsibility before being appointed to Vice President, Worldwide Nutrition Marketing in 1996 and then to Senior Vice President, Nutrition and Marketing Communications, Kellogg USA in 1999. She was appointed to Vice President, Corporate and Scientific Affairs in October 2002, and to Senior Vice President, Corporate Affairs in August 2003. Her responsibilities were recently expanded to include sustainability.

Bradford J. Davidson	48
Senior Vice President, Kellogg Company
President, Kellogg North America

Brad Davidson was appointed President, Kellogg North America in August 2008. Mr. Davidson joined Kellogg Canada as a sales representative in 1984. He held numerous positions in Canada, including manager of trade promotions, account executive, brand manager, area sales manager, director of customer marketing and category management, and director of Western Canada. Mr. Davidson transferred to Kellogg USA in 1997 as director, trade marketing. He later was promoted to Vice President, Channel Sales and Marketing and then to Vice President, National Teams Sales and Marketing. In 2000, he was promoted to Senior Vice President, Sales for the Morning Foods Division, Kellogg USA, and to Executive Vice President and Chief Customer Officer, Morning Foods Division, Kellogg USA in 2002. In June 2003, Mr. Davidson was appointed President, U.S. Snacks and promoted in August 2003 to Senior Vice President.

Timothy P. Mobsby	53
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

Paul T. Norman	44
Senior Vice President, Kellogg Company
President, Kellogg International

Paul Norman was appointed President, Kellogg International in August 2008. Mr. Norman joined Kellogg’s U.K. sales organization in 1987. He was promoted to director, marketing, Kellogg de Mexico in January 1997; to Vice President, Marketing, Kellogg USA in February 1999; and to President, Kellogg Canada Inc. in December 2000. In February 2002, he was promoted to Managing Director, United Kingdom/Republic of Ireland and to Vice President in August 2003. He was appointed President, U.S. Morning Foods in September 2004. In December 2005, Mr. Norman was promoted to Senior Vice President.

Gary H. Pilnick	44
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

Kathleen Wilson-Thompson	51
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

Alan R. Andrews	53
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

Copies of the Corporate Governance Guidelines, the Charters of the Audit, Compensation and Nominating and Governance Committees of the Board of Directors, the Code of Conduct for Kellogg Company directors and Global Code of Ethics for Kellogg Company employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on the Kellogg Company website. Any amendments or waivers to the Global Code of Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the Kellogg Company website. Shareowners may also request a free copy of these documents from: Kellogg Company, P.O. Box CAMB, Battle Creek, Michigan 49086-1986 (phone: (800) 961-1413), Ellen Leithold of the Investor Relations Department at that same address (phone: (269) 961-2800) or investor.relations@kellogg.com.

Forward-Looking Statements. This Report contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices, and labor costs; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors; the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts, or political unrest and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

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

As of January 3, 2009, the carrying value of intangible assets totaled approximately $5.10 billion, of which $3.64 billion was goodwill and $1.46 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $10.95 billion and shareholders’ equity of $1.45 billion.

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

We have indebtedness that is substantial in relation to our shareholders’ equity. As of January 3, 2009, we had total debt of approximately $5.46 billion and shareholders’ equity of $1.45 billion.

Our substantial indebtedness could have important consequences, including:

•	impairing the ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward. A downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both;

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

Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness will depend on our financial and operating performance, which in turn, is subject to prevailing economic conditions, the availability of, and interest rates on, short-term financing, and financial, business and other factors beyond our control.

Our results may be materially and adversely impacted as a result of increases in the price of raw materials, including agricultural commodities, fuel and labor.

Agricultural commodities, including corn, wheat, soybean oil, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and plastic are the principal packaging materials used by us. The cost of such commodities may fluctuate widely due to government policy and regulation, weather conditions, or other unforeseen circumstances. To the extent that any of the foregoing factors affect the prices of such commodities and we are unable to increase our prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of our operations could be materially and adversely affected. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Our hedged price could exceed the spot price on the date of purchase, resulting in an unfavorable impact on both gross margin and net earnings.

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

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics, strikes or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

We may be unable to maintain our profit margins in the face of a consolidating retail environment. In addition, the loss of one of our largest customers could negatively impact our sales and profits.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2008, comprised principally of sales within the United States. At January 3, 2009, approximately 17% of our consolidated receivables balance and 27% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2008. During 2008, our top five customers, collectively, including Wal-Mart, accounted for approximately 33% of our consolidated net sales and approximately 42% of U.S. net sales. As the retail grocery trade continues to consolidate and mass marketers become larger, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer for an extended length of time could negatively impact our sales and profits.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.

We consider our intellectual property rights, particularly and most notably our trademarks, but also including patents, trade secrets, copyrights and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements, third party nondisclosure and assignment agreements and policing of third party misuses of our intellectual property. Our failure to obtain or adequately protect our trademarks, products, new features of our products, or our technology, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business.

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

We hold assets and incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, including the British pound, euro, Australian dollar, Canadian dollar, Venezuelan bolivar fuerte, Russian rouble and Mexican peso. Because our consolidated financial statements are presented in U.S. dollars, we must translate our assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates. Consequently, increases and decreases in the value of the U.S. dollar may negatively affect the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.

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

The manufacturing, marketing and distribution of food products are subject to governmental regulation that is becoming increasingly burdensome. Those regulations control such matters as food quality and safety, ingredients, advertising, relations with distributors and retailers, health and safety and the environment. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax and environmental matters. The need to comply with new or revised tax, environmental, food quality and safety or other laws or regulations, or new or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

Concerns with the safety and quality of food products could cause consumers to avoid certain food products or ingredients.

We could be adversely affected if consumers lose confidence in the safety and quality of certain food products or ingredients, or the food safety system generally. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.

If our food products become adulterated or misbranded, we might need to recall those items and may experience product liability if consumers are injured as a result.

Selling food products involves a number of legal and other risks, including product contamination, spoilage,

product tampering or other adulteration. We may need to recall some of our products if they become adulterated or misbranded. We may also be liable if the consumption of any of our products causes injury, illness or death. A widespread product recall or market withdrawal could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. For example, in January 2009, we initiated a recall of certain Austin and Keebler branded peanut butter sandwich crackers and certain Famous Amos and Keebler branded peanut butter cookies as a result of potential contamination of ingredients at a supplier’s facility. The recall was expanded in late January and February to include Bear Naked, Kashi and Special K products impacted by that same supplier’s ingredients. The costs of the recall negatively impacted gross margin and operating profit in fiscal 2008. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of our brands. Moreover, even if a product liability or consumer fraud claim is meritless, does not prevail or is not pursued, the negative publicity surrounding assertions against our Company and our products or processes could adversely affect our reputation or brands.

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

If we pursue strategic acquisitions, divestitures or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns and other benefits as a result of integration challenges. With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divesture activities may require us to recognize impairment charges. Companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and adverse effects on existing business relationships with suppliers and customers. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, which could adversely affect our results of operations and financial condition.

Economic downturns could limit consumer demand for our products.

Retailers are increasingly offering private label products that compete with our products. Consumers’ willingness to purchase our products will depend upon our ability to offer products that appeal to consumers at the right price. It is also important that our products are perceived to be of a higher quality than less expensive alternatives. If the difference in quality between our products and those of store brands narrows, or if such difference in quality is perceived to have narrowed, then consumers may not buy our products. Furthermore, during periods of economic uncertainty, consumers tend to purchase more private label or other economy brands, which could reduce sales volumes of our higher margin products or there could be a shift in our product mix to our lower margin offerings. If we are not able to maintain or improve our brand image, it could have a material affect on our market share and our profitability.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.

We operated, as of February 23, 2009, manufacturing plants and distribution and warehousing facilities totaling more than 29 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants in San Jose, California; Atlanta, Augusta, Columbus, and Rome, Georgia; Chicago and Gardner, Illinois; Seelyville, Indiana, Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary and Charlotte, North Carolina; Cincinnati, Fremont, and Zanesville, Ohio; Muncy, Pennsylvania; Rossville, Tennessee; Clearfield, Utah; and Allyn, Washington.

Outside the United States, we had, as of February 23, 2009, additional manufacturing locations, some with warehousing facilities, in Australia, Brazil, Canada, China, Colombia, Ecuador, Germany, Great Britain, Guatemala, India, Japan, Mexico, Russia, South Africa, South Korea, Spain, Thailand, and Venezuela.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims arising out of our business which cover matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, intellectual property, employment and other actions. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information on the market for our common stock, number of shareowners and dividends is located in Note 16 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

During the quarter ended January 3, 2009, the Company did not acquire any shares of its common stock. During this period, $500 million was the approximate dollar value of shares that may have been purchased under existing plans or programs.

On July 25, 2008, the Board of Directors authorized the repurchase of $500 million of Kellogg common stock during 2008 and 2009 for general corporate purposes and to offset issuances for employee benefit programs. No purchases were made under this program. The authorization for this program was canceled on February 4, 2009 and replaced with a $650 million authorization for 2009.

ITEM 6. SELECTED FINANCIAL DATA

Kellogg Company and Subsidiaries
Selected Financial Data

(millions, except per share data and number of employees)	2008	2007	2006	2005	2004

Operating trends (a)
Net sales	$12,822	$11,776	$10,907	$10,177	$9,614
Gross profit as a % of net sales	41.9%	44.0%	44.2%	44.9%	44.9%
Depreciation	374	364	351	390	399
Amortization	1	8	2	2	11
Advertising expense	1,076	1,063	916	858	806
Research and development expense	181	179	191	181	149
Operating profit	1,953	1,868	1,766	1,750	1,681
Operating profit as a % of net sales	15.2%	15.9%	16.2%	17.2%	17.5%
Interest expense	308	319	307	300	309
Net earnings	1,148	1,103	1,004	980	891
Average shares outstanding:
Basic	382	396	397	412	412
Diluted	385	400	400	416	416
Net earnings per share:
Basic	3.01	2.79	2.53	2.38	2.16
Diluted	2.99	2.76	2.51	2.36	2.14

Cash flow trends
Net cash provided by operating activities	$1,267	$1,503	$1,410	$1,143	$1,229
Capital expenditures	461	472	453	374	279

Net cash provided by operating activities reduced by capital expenditures (b)	806	1,031	957	769	950

Net cash used in investing activities	(681)	(601)	(445)	(415)	(270)
Net cash used in financing activities	(780)	(788)	(789)	(905)	(716)
Interest coverage ratio (c)	7.5	7.0	6.9	7.1	6.8

Capital structure trends
Total assets (d)	$10,946	$11,397	$10,714	$10,575	$10,562
Property, net	2,933	2,990	2,816	2,648	2,715
Short-term debt	1,388	1,955	1,991	1,195	1,029
Long-term debt	4,068	3,270	3,053	3,703	3,893
Shareholders’ equity (d), (e)	1,448	2,526	2,069	2,284	2,257

Share price trends
Stock price range	$40-59	$49-57	$42-51	$42-47	$37-45
Cash dividends per common share	1.300	1.202	1.137	1.060	1.010

Number of employees	32,394	26,494	25,856	25,606	25,171

(a)	Fiscal years 2004 and 2008 contain a 53rd shipping week. Refer to Note 1 within Notes to Consolidated Financial Statements for further information.

(b)	The Company uses this non-GAAP financial measure to focus management and investors on the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, and share repurchase, which is reconciled above.

(c)	Interest coverage ratio is calculated based on earnings before interest expense, income taxes, depreciation, and amortization, divided by interest expense.

(d)	The Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the end of its 2006 fiscal year. The standard generally requires company plan sponsors to reflect the net over- or under-funded position of a defined postretirement benefit plan as an asset or liability on the balance sheet. Accordingly, the 2006 balances associated with the identified captions within this summary were materially affected by the adoption of this standard. Refer to Note 1 within Notes to Consolidated Financial Statements for further information.

(e)	2008 change due primarily to currency translation adjustments of $(431) and net experience losses in postretirement and postemployment benefit plans of $(865).

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

We manage our Company for sustainable performance defined by our long-term annual growth targets. These targets are low single-digit (1 to 3%) for internal net sales, mid single-digit (4 to 6%) for internal operating profit, and high single-digit (7 to 9%) for net earnings per share on a currency neutral basis. See “Foreign currency translation” section on page 15 for an explanation of the Company’s definition of currency neutral.

For our full year 2008, we exceeded our net sales target with reported net sales growth of 9%, and internal growth of 5.4%. Consolidated operating profit increased 4.5%, on internal growth of 4.2%, in line with our target. Reported diluted earnings per share grew 8%, within our target, to $2.99 per share, while currency neutral EPS grew 10%.

Consolidated results
(dollars in millions except per share data)		2008	2007	2006

Net sales		$12,822	$11,776	$10,907

Net sales growth:	As reported	8.9%	8.0%	7.2%

	Internal (a)	5.4%	5.4%	6.8%

Operating profit		$1,953	$1,868	$1,766

Operating profit growth:	As reported (b)	4.5%	5.8%	.9%

	Internal (a)	4.2%	3.1%	4.3%

Diluted net earnings per share (EPS)		$2.99	$2.76	$2.51

EP S growth (b)		8%	10%	6%

Currency neutral diluted EPS growth (c)		10%	7%	11%

(a)	Internal net sales and operating profit growth for 2008 exclude the impact of currency, a 53rd shipping week and acquisitions. Internal net sales and operating profit for 2007 and 2006 excludes the impact of currency. Additionally, internal operating profit growth for 2006 excludes the impact of adopting SFAS No. 123(R) “Share-Based Payment”. Accordingly, internal net sales operating profit growth is a non-GAAP financial measure, which is further discussed and reconciled to GAAP-basis growth on page 13.

(b)	At the beginning of 2006, we adopted SFAS No. 123(R) “Share-Based Payment,” which reduced our fiscal 2006 operating profit by $65 million ($42 million after tax or $.11 per share), due primarily to recognition of compensation expense associated with employee and director stock option grants. Correspondingly, our reported operating profit and net earnings growth for 2006 was reduced by approximately 4% and diluted net earnings per share growth was reduced by approximately 5%.

(c)	See section entitled “Foreign currency translation” for discussion and reconciliation of this non-GAAP financial measure.

In combination with an attractive dividend yield, we believe this profitable growth has and will continue to provide a strong total return to our shareholders. We believe we can achieve this sustainable growth through a strategy focused on growing our cereal business, expanding our snacks business, and pursuing selected growth opportunities. We support our business strategy with operating principles that emphasize profit-rich, sustainable sales growth, as well as cash flow and return on invested capital. We believe our steady earnings growth, strong cash flow, and continued investment during a multi-year period of significant commodity and energy-driven cost inflation demonstrates the strength and flexibility of our business model.

Net sales and operating profit

2008 compared to 2007
The following tables provide an analysis of net sales and operating profit performance for 2008 versus 2007:

				Asia
	North		Latin	Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2008 net sales	$8,457	$2,619	$1,030	$716	$ —	$12,822

2007 net sales	$7,786	$2,357	$984	$649	$ —	$11,776

% change — 2008 vs. 2007:
Volume (tonnage) (b)	1.3%	−.2%	−2.6%	6.3%	—	.9%
Pricing/mix	4.5%	3.9%	6.9%	1.8%	—	4.5%

Subtotal — internal business	5.8%	3.7%	4.3%	8.1%	—	5.4%
Acquisitions (c)	.9%	5.5%	—	3.4%	—	1.8%
Shipping day differences (d)	1.9%	1.2%	.5%	1.0%	—	1.7%
Foreign currency impact	—	.7%	−.1%	−2.2%	—	—

Total change	8.6%	11.1%	4.7%	10.3%	—	8.9%

				Asia
	North		Latin	Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2008 operating profit	$1,447	$390	$209	$92	$(185)	$1,953

2007 operating profit	$1,345	$397	$213	$88	$(175)	$1,868

% change — 2008 vs. 2007:
Internal business	5.9%	−.6%	−1.5%	11.0%	−2.8%	4.2%
Acquisitions (c)	−.8%	−.6%	—	−6.2%	—	−1.0%
Shipping day differences (d)	2.5%	1.2%	−.9%	.8%	−1.9%	1.8%
Foreign currency impact	−.1%	−1.9%	.4%	−1.8%	—	−.5%

Total change	7.5%	−1.9%	−2.0%	3.8%	−4.7%	4.5%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of results for the year-to-date period ended January 3, 2009 from the acquisitions of United Bakers, Bear Naked, Navigable Foods, Specialty Cereals and certain assets and liabilities of the Wholesome & Hearty Foods Company and IndyBake.

(d)	Impact of 53rd shipping week in 2008.

During 2008, our consolidated net sales increased almost 9% driven by our North America business with increases in both volume and price/mix for the year. Internal net sales grew over 5%, building on a 5% rate of internal growth during 2007. We had a fifty-third week in our 2008 fiscal year which contributed almost 2% to our reported growth over the prior year as did our acquisitions. For further information on our acquisitions refer to Note 2 within Notes to Consolidated Financial Statements beginning on page 35. Management has estimated the pro forma effect on the Company’s results of operations as though these business combinations had been completed at the beginning of either 2008 or 2007 would have been immaterial. Successful innovation, brand-building (advertising and consumer promotion) investment as well as our recent price increases continued to drive growth. Declines in volume in both Europe and Latin America were more than offset by growth in pricing/mix due to our price increases. Asia Pacific had a particularly strong year experiencing growth of 8% driven by cereal sales across the operating segment.

For 2008, our North America operating segment reported a net sales increase of almost 9% with internal net sales growth of 6%. The growth was broad based and driven by our price realization and strong innovation. The major product brands grew as follows: retail cereal +3%; retail snacks (cookies, crackers, toaster pastries, cereal bars, and fruit snacks) +6%; frozen and specialty channels (frozen foods, food service and vending) +9%. While retail cereal grew 3% for the year, we had a relatively soft share performance in the fourth quarter facing aggressive price-based incentives from our competitors. In addition, while we estimate our consumption was up 2% across all channels, reductions in trade inventory also adversely affected shipments. As a result, our fourth quarter internal net sales declined by 3% which was up against a tough comparable of 8% growth in the prior year. Our snacks business grew 6% in 2008 on top of 7% growth last year. Our growth came from volume, price increases, and successful innovations such as Townhouse Flipsides and Cheez-It Duoz. We saw net sales growth in all product categories — toaster pastries, crackers, cookies and wholesome snacks. Our “Right Bites” 100 calorie cookie and cracker packs performed well as we saw an increase in demand for portion controlled portable food. Our specialty and frozen channels grew over 9%. Our food service business performed well, achieving mid single-digit growth for the year. Frozen realized strong sales driven by innovations such as Bake Shop Swirlz, Mini Muffin Tops and French Toast Waffles.

Our International operating segments collectively achieved net sales growth of 9%, or 5% on an internal basis. Europe’s internal net sales grew by almost 4% attributable to price/mix, as volume was down slightly. The UK and continental Europe have been impacted by the economic crisis which has consumers searching for value and retailers reducing inventory. Snacks products are performing well across the region, especially in the UK driven by Rice Krispies Squares. Latin America’s internal net sales growth was 4% attributable to our price increases and driven by cereal sales in Mexico and Venezuela. This year’s growth is on top of last year’s 9% growth. Volume was down for the year due to the economic environment which is impacting consumer confidence. Asia Pacific had a very strong year with 8% internal net sales growth. The growth was volume driven and broad based in both retail cereal and retail snacks.

Consolidated operating profit grew by almost 5% on an as reported basis and 4% on an internal basis. Operating profit in all areas was impacted by significant cost pressures as discussed in more detail in the “Margin performance” section beginning on page 14. North America grew by 6% driven by growth in net sales and lower exit costs which offset higher commodity costs. Costs associated with the peanut-related recall of Kellogg products adversely impacted North America’s operating profit by $34 million or 2% of the full year operating profit. See the “Subsequent event” section on page 18 for more details. Operating profit declined slightly in both Europe and Latin America due to increased commodity costs and cost reduction initiatives. Asia Pacific’s operating profit increased 11% on an internal basis due to strong top line growth. On a consolidated basis, operating profit from acquisitions decreased internal operating profit by 1%, in line with our expectations, with Europe and Asia Pacific being particularly impacted by our Russian and Chinese acquisitions, respectively.

2007 compared to 2006
The following tables provide an analysis of net sales and operating profit performance for 2007 versus 2006:

				Asia
	North		Latin	Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2007 net sales	$7,786	$2,357	$984	$649	$ —	$11,776

2006 net sales	$7,349	$2,057	$891	$610	$ —	$10,907

% change — 2007 vs. 2006:
Volume (tonnage) (b)	1.7%	2.2%	6.5%	−.9%	—	2.1%
Pricing/mix	3.8%	3.1%	2.3%	.6%	—	3.3%

Subtotal — internal business	5.5%	5.3%	8.8%	−.3%	—	5.4%
Foreign currency impact	.5%	9.3%	1.6%	6.7%	—	2.6%

Total change	6.0%	14.6%	10.4%	6.4%	—	8.0%

				Asia
	North		Latin	Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2007 operating profit	$1,345	$397	$213	$88	$(175)	$1,868

2006 operating profit	$1,341	$321	$220	$90	$(206)	$1,766

% change — 2007 vs. 2006:
Internal business	−.1%	14.2%	−4.7%	−9.5%	14.4%	3.1%
Foreign currency impact	.5%	9.7%	1.5%	7.2%	—	2.7%

Total change	.4%	23.9%	−3.2%	−2.3%	14.4%	5.8%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

During 2007, our consolidated net sales increased 8% on strong results from broad based growth across our operating segments. Internal net sales grew over 5%, building on a 7% rate of internal growth during 2006. Successful innovation, brand-building (advertising and consumer promotion) investment and in-store execution continued to drive broad based sales growth across each of our enterprise-wide product groups. In fact, we achieved growth in retail cereal sales within each of our operating segments.

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

Consolidated operating profit for 2007 grew 6%, with internal operating profit up 3% versus 2006. For 2007, Europe contributed a strong 14% internal growth rate, driven by increased sales and stronger gross margins, as well as lower up-front costs. Despite a strong sales performance, operating profit in our North American segment was dampened by continued commodity cost pressures and significantly higher up-front costs associated with cost reduction initiatives as more fully discussed on page 16. Our Latin America and Asia Pacific operating segments suffered operating profit declines, primarily driven by lower gross margins due to increased commodity costs, as well as the previously mentioned weak performance in our Australian business.

Margin performance
Margin performance is presented in the following table.

				Change vs.
				prior year
				(pts.)

	2008	2007	2006	2008	2007

Gross margin (a)	41.9%	44.0%	44.2%	(2.1)	(.2)
SGA% (b)	−26.7%	−28.1%	−28.0%	1.4	(.1)

Operating margin	15.2%	15.9%	16.2%	(.7)	(.3)

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

(b)	Selling, general and administrative (SGA) expense as a percentage of net sales.

We strive for gross profit dollar growth to reinvest in brand-building and innovation. Our strategy for increasing our gross profit is to manage external cost pressures through product pricing and mix improvements, productivity savings, and technological initiatives to reduce the cost of product ingredients and packaging. For 2008, our gross profit was up $188 million over 2007, an increase of 4%. Our gross profit would have increased by an additional $5 million excluding the impact of foreign currency.

Our decline in gross margin for 2007 and 2008 reflects the impact of significant cost pressure with higher costs for commodities, energy, and fuel being partially offset by the impact of cost reduction initiatives and increased pricing. For 2008, these cost pressures represented 10% of 2007’s cost of goods sold, primarily associated with our ingredient purchases. In 2007, these cost pressures represented 6% of the prior year’s cost of goods sold. In 2008, acquisitions negatively impacted margin by 50 basis points.

For 2009, we expect inflationary trends to continue although we plan to offset the expected 4% to 5% of cost pressures by savings from cost reduction initiatives of up to 4% to keep the gross margin percentage approximately flat year over year.

For 2008, our SGA% decreased over the prior year due to our strong net sales growth, lower expense related to cost reduction initiatives recorded in SGA, continued discipline in overhead spending and efficiencies in advertising and promotion. For 2007, our SGA% was negatively impacted by the reorganization of our direct store-door delivery (DSD) operations. Total program costs of $77 million were recorded in SGA expense, as discussed further in the “Exit or disposal activities” section.

Foreign currency translation
The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues, are denominated in currencies other than the U.S. dollar, primarily in the euro, British pound, Mexican peso, Australian dollar and Canadian dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.

The recent volatility in the foreign exchange markets has limited our ability to forecast future U.S. reported earnings. As such, we are measuring diluted earnings per share growth and providing guidance on future earnings on a currency neutral basis, assuming earnings are translated at the prior year’s exchange rates. This non-GAAP financial measure is being used to focus management and investors on local currency business results, thereby providing visibility to the underlying trends of the Company. Management believes that excluding the impact of foreign currency from EPS provides a better measurement of comparability given the volatility in foreign exchange markets.

Below is a reconciliation of reported diluted EPS to currency neutral EPS for the fiscal years 2008, 2007 and 2006:

Consolidated results	2008	2007	2006
Diluted net earnings per share (EPS)	$2.99	$2.76	$2.51
Translational impact (a)	0.04	(0.07)	—

Currency neutral diluted EPS	$3.03	$2.69	$2.51

Currency neutral diluted EPS growth (b)	10%	7%	11%

(a)	Translational impact is the difference between reported EPS and the translation of current year net profits at prior year exchange rates, adjusted for any gains (losses) on translational hedges.

(b)	The growth percentage for 2006 has been adjusted for the impact of our adoption of SFAS No. 123(R) “Share-Based Payment,” which reduced our fiscal 2006 operating profit by $65 million ($42 million after tax or $.11 per share), due primarily to recognition of compensation expense associated with employee and director stock option grants. Correspondingly, our reported operating profit and net earnings growth for 2006 was reduced by approximately 4% and diluted net earnings per share growth was reduced by approximately 5%.

Exit or disposal activities
We view our continued spending on cost-reduction initiatives as part of our ongoing operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Each cost-reduction initiative is normally up to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. Certain of these initiatives represent exit or disposal activities for which material charges have been incurred. We include these charges in our measure of operating segment profitability.

Cost summary
For 2008 we recorded $27 million of costs associated with exit or disposal activities comprised of $7 million of asset write offs, $17 million of severance and other cash costs and $3 million related to pension costs. $23 million of the 2008 charges were recorded in cost of goods sold within the Europe operating segment, with the balance recorded in SGA expense in the Latin America operating segment.

For 2007, we recorded charges of $100 million, comprised of $7 million of asset write-offs, $72 million for severance and other exit costs including route franchise settlements, $15 million for other cash expenditures, and $6 million for a multiemployer pension plan withdrawal liability. $23 million of the total 2007 charges were recorded in cost of goods sold within the Europe operating segment results, with $77 million recorded in SGA expense within the North America operating results.

For 2006, we recorded charges of $82 million, comprised of $20 million of asset write-offs, $30 million for severance and other exit costs, $9 million for other cash expenditures, $4 million for a multiemployer pension plan withdrawal liability, and $19 million for pension and other postretirement plan curtailment losses and special termination benefits. $74 million was recorded in cost of goods sold within operating segment results and $8 million in SGA expense within corporate results. The Company’s operating segments were impacted as follows (in millions): North America-$46; Europe–$28.

Exit cost reserves at January 3, 2009 were $2 million related to severance payments. Exit cost reserves were $5 million at December 29, 2007, consisting of $2 million for severance and $3 million for lease termination payments.

Specific initiatives
During the fourth quarter of 2008, we executed a cost-reduction initiative in Latin America that resulted in the elimination of approximately 120 salaried positions. The cost of the program was $4 million and was recorded in Latin America’s SGA expense. The charge related primarily to severance benefits which were paid by the end of the year. There were no reserves as of January 3, 2009 related to this program.

We commenced a multi-year European manufacturing optimization plan in 2006 to improve utilization of our facility in Manchester, England and to better align production in Europe. The project resulted in an elimination of approximately 220 hourly and salaried positions from our Manchester facility through voluntary early retirement and severance programs. The pension trust funding requirements of these early retirements exceeded the recognized benefit expense by $5 million which was funded in 2006. During this program certain manufacturing equipment was removed from service.

All of the costs for the European manufacturing optimization plan have been recorded in cost of goods sold within our Europe operating segment. The following tables present total project costs and a reconciliation of employee severance reserves for this initiative. All other cash costs were paid in the period incurred. The project was completed in 2008.

		Other cash		Retirement
Project costs to date	Employee	costs	Asset	benefits
(millions)	severance	(a)	write-offs	(b)	Total

Year ended December 30, 2006	$12	$2	$5	$9	$28
Year ended December 29, 2007	7	8	4	—	19
Year ended January 3, 2009	5	3	(3)	3	8

Total project costs	$24	$13	$6	$12	$55

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

(b)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Employee severance reserves
to date	Beginning of			End of
(millions)	period	Accruals	Payments	period

Year ended December 29, 2007	$12	$7	$(19)	$—
Year ended January 3, 2009	$—	$5	$(3)	$2

In October 2007, we committed to reorganize certain production processes at our plants in Valls, Spain and Bremen, Germany. Commencement of this plan followed consultation with union representatives at the Bremen facility regarding the elimination of approximately 120 employee positions. This reorganization plan improved manufacturing and distribution efficiency across the Company’s continental European operations, and has been completed as of the end of the Company’s 2008 fiscal year.

All of the costs for European production process realignment have been recorded in cost of goods sold within our Europe operating segment.

The following tables present total project costs and a reconciliation of employee severance reserves for this initiative. All other cash costs were paid in the period incurred.

		Other cash
Project costs to date	Employee	costs	Asset
(millions)	severance	(a)	write-offs	Total

Year ended December 29, 2007	$2	$1	$1	$4
Year ended January 3, 2009	4	1	10	15

Total project costs	$6	$2	$11	$19

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

Employee severance
reserves to date	Beginning			End of
(millions)	of period	Accruals	Payments	period

Year ended December 29, 2007	$—	$2	$—	$2
Year ended January 3, 2009	$2	$4	$(6)	$—

In July 2007, we began a plan to reorganize our direct store-door delivery (DSD) operations in the southeastern United States. This DSD reorganization plan was intended to integrate our southeastern sales and distribution regions with the rest of our U.S. DSD operations, resulting in greater efficiency across the nationwide network. We exited approximately 517 distribution route franchise agreements with independent contractors. The plan also resulted in the involuntary termination or relocation of approximately 300 employee positions. Total project costs incurred were $77 million, principally consisting of cash expenditures for route franchise settlements and to a lesser extent, for employee separation, relocation, and reorganization. Exit reserves were $3 million at December 29, 2007 and were paid in 2008. All of the costs for the U.S. DSD reorganization plan have been recorded in SGA expense within our North America operating segment. This initiative is complete.

During 2006, we commenced several initiatives to enhance the productivity and efficiency of our

U.S. cereal manufacturing network, primarily through technological and sourcing improvements in warehousing and packaging operations. In conjunction with these initiatives, we offered voluntary separation incentives, which resulted in the retirement of approximately 80 hourly employees by early 2007. During 2006, we incurred approximately $15 million of total up-front costs, comprised of approximately 20% asset write-offs and 80% cash costs, including $10 million of pension and other postretirement plan curtailment losses. These initiatives were complete by the end of 2007.

Also during 2006, we undertook an initiative to improve customer focus and selling efficiency within a particular Latin American market, leading to a shift from a third-party distributor to a direct sales force model. As a result of this initiative, we paid $8 million in cash during 2006 to exit the existing distribution arrangement.

During 2008 we finalized our pension plan withdrawal liability related to our North America snacks bakery consolidation which was executed in 2005 and 2006. The final liability was $20 million, $16 million of which was recognized in 2005 and $4 million in 2006; and was paid in the third quarter of 2008.

Other 2008 cost reduction initiatives
In addition to investments in exit or disposal activities, we undertook various other cost reduction initiatives during 2008.

We incurred $10 million of expense in connection with a payment for the restructuring of our labor force at a manufacturing facility in Mexico. This cost was recorded in cost of goods sold in the Latin America operating segment.

We also incurred $17 million of expense for the elimination of the accelerated ownership feature of certain employee stock options. Refer to Note 8 within Notes to Consolidated Financial Statements for further information. This expense was recorded in SGA expense within corporate results.

During 2008, we also began a lean manufacturing initiative in certain U.S., Latin American and European manufacturing facilities. We are referring to this initiative as K LEAN which stands for Kellogg’s lean, efficient, agile network. This program will ensure we are optimizing our manufacturing network, reducing waste, developing best practices across our global facilities and reducing future capital expenditures. We incurred costs of $12 million for consulting recorded in cost of goods sold primarily within our North America operating segment. The total cost and cash outlay for this program is estimated to be $65 million. This project is expected to be primarily complete by the end of 2009.

Interest expense
As illustrated in the following table, annual interest expense for the 2006-2008 period has been relatively steady, which reflects a stable effective interest rate on total debt and a relatively constant debt balance throughout most of that time. Interest income (recorded in other income (expense), net) increased from approximately $11 million in 2006 to $20 million in 2008, resulting in net interest expense of approximately $288 million for 2008. We currently expect that our 2009 gross interest expense will be approximately $280 million.

				Change vs.
				prior year

(dollars in millions)	2008	2007	2006	2008	2007

Reported interest expense (a)	$308	$319	$307
Amounts capitalized	6	5	3

Gross interest expense	$314	$324	$310	−3.1%	4.5%

(a)	Reported interest expense for 2007 includes charges of approximately $5 related to the early redemption of long-term debt.

Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, charitable donations, and gains and losses related to foreign currency exchange and commodity derivatives. Other income (expense), net for the periods presented was (in millions): 2008–$(12); 2007–$(2); 2006–$13. The variability in other income (expense), net, among years reflects the timing of certain charges explained in the following paragraph.

Charges for contributions to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving were as follows (in millions): 2008–$4; 2007–$12; 2006–$3. Interest income was (in millions): 2008–$20; 2007–$23; 2006–$11. Net foreign currency exchange gains (losses) were (in millions): 2008–$5; 2007–$(8); 2006–$(2). Income (expense) recognized for premiums on commodity options was (in millions): 2008–$(12); 2007–$(7); 2006–$0. Gains (losses) on Company Owned Life Insurance (“COLI”), due to changes in cash surrender value, were (in millions): 2008–$(12); 2007–$9; 2006–$12.

Income taxes
Our long-term objective is to achieve a consolidated effective income tax rate of approximately 30% in comparison to a U.S. federal statutory income tax rate of 35%. We pursue planning initiatives globally in order to move toward our target. Excluding the impact of discrete adjustments and the cost of repatriating foreign earnings, our sustainable consolidated effective income tax rate for 2008 was 31% and was 32% for both 2007 and 2006. We currently expect our 2009 sustainable rate to be approximately 31%. Our reported rates of 29.7% for 2008 and 28.7% for 2007 were lower than the sustainable rate due to the favorable effect of various discrete adjustments such as audit settlements, international restructuring initiatives and statutory rate changes. (Refer to Note 11 within Notes to Consolidated Financial Statements for further information.) For 2009, we expect our consolidated effective income tax rate to be approximately 30% to 31%. This could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect. Fluctuations in foreign currency exchange rates could also impact the effective tax rate as it is dependent upon the U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory tax rates.

Subsequent event
On January 14, 2009, we announced a precautionary hold on certain Austin and Keebler branded peanut butter sandwich crackers and certain Famous Amos and Keebler branded peanut butter cookies while the U.S. Food and Drug Administration and other authorities investigated Peanut Corporation of America (“PCA”), one of Kellogg’s peanut paste suppliers for the cracker and cookie products. On January 16, 2009, Kellogg voluntarily recalled those products because the paste ingredients supplied to Kellogg had the potential to be contaminated with salmonella. The recall was expanded on January 31, February 2 and February 17, 2009 to include certain Bear Naked, Kashi and Special K products impacted by PCA ingredients.

We have incurred costs associated with the recalls and in accordance with U.S. GAAP we recorded certain items associated with this subsequent event in our fiscal year 2008 financial results.

The charges associated with the recalls reduced North America full-year 2008 operating profit by $34 million or $0.06 of EPS. We expect a similar impact in 2009. Of the total 2008 charges, $12 million related to estimated customer returns and consumer rebates and was recorded as a reduction to net sales; $21 million related to costs associated with returned product and the disposal and write-off of inventory which was recorded as cost of goods sold; and $1 million related to other costs which were recorded as SGA expense.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

Credit environment
The U.S. and global economies began a period of uncertainty starting in 2007. Financial markets continue to experience unprecedented volatility. Beginning in the third quarter of 2008 and thereafter, global capital and credit markets, including commercial paper markets, experienced increased instability and disruption.

Our Company’s financial strength was evident throughout this period of uncertainty, as we continued to have access to the U.S. and Canadian commercial paper markets. Although interest rates on our U.S. commercial paper increased by an average of 200 basis points during the period from mid-September through October 2008, the average interest rate we paid for commercial paper borrowings in 2008 declined to 3.5% from an average of 5.4% in 2007. Our commercial paper and term debt credit ratings have not been affected by the changes in the credit environment, and the amount of our total debt outstanding remained relatively flat over the past three years.

If needed, we have additional sources of liquidity available to us. These sources include our access to public debt and/or equity markets, and the ability to sell trade receivables. Our Five-Year Credit Agreement, which expires in 2011, allows us to borrow up to $2.0 billion on a revolving credit basis. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it.

We monitor the financial strength of our third-party financial institutions, including those that hold our cash and cash equivalents as well as those who serve as counterparties to our credit facilities, our derivative financial instruments, and other arrangements.

We believe that our operating cash flows, together with our credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all.

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 22 days for 2008, 24 days for 2007 and 26 days for 2006. The decrease in 2008 was the result of a decrease in days of inventory outstanding, while the decrease in 2007 reflected an increase in days of trade payables outstanding.

The following table presents the major components of our operating cash flow during the current and prior year-to-date periods:

(dollars in millions)	2008	2007	2006

Operating activities
Net earnings	$1,148	$1,103	$1,004
year-over-year change	4.1%	9.9%
Items in net earnings not requiring (providing) cash:
Depreciation and amortization	375	372	353
Deferred income taxes	157	(69)	(44)
Other (a)	119	183	235

Net earnings after non-cash items	1,799	1,589	1,548

year-over-year change	13.2%	2.6%
Pension and other postretirement benefit plan contributions	(451)	(96)	(99)
Changes in operating assets and liabilities:
Core working capital (b)	121	16	(138)
Other working capital	(202)	(6)	99

Total	(81)	10	(39)

Net cash provided by operating activities	$1,267	$1,503	$1,410
year-over-year change	−15.7%	6.6%

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Inventory, trade receivables and trade payables.

Our net cash provided by operating activities for 2008 was $236 million lower than 2007, due primarily to a substantial increase in pension and other postretirement benefit plan contributions in 2008 and an unfavorable year-over-year variance in other working capital. Partially offsetting the decrease was the impact of changes in deferred income taxes and a favorable variance in core working capital.

Our net cash provided by operating activities for 2007 was $93 million higher than the comparable period of 2006, due primarily to growth in cash-basis earnings and favorable total working capital performance. As compared to 2006, the favorable movement in core working capital during 2007 was related principally to higher accounts payable, which were due in part to increased payment terms in international locations.

In 2008, core working capital was an average of 6.2% of net sales, an improvement of 0.6% compared with 2007. In 2007, core working capital was an average of 6.8% of net sales, consistent with 2006. We manage core working capital through timely collection of accounts receivable, extending terms on accounts payable and careful monitoring of inventory.

Other working capital in 2008 reflected an increase in cash paid associated with hedging programs, cash paid for advertising and promotion, and the impact of changes in accrued salaries and wages. Other working capital in 2007 was a use of cash versus a source of cash in 2006. The difference related to a year-over-year increase in the amount of income tax payments.

Recent adverse conditions in the equity markets caused the actual rate of return on our pension and postretirement plan assets to be significantly below our assumed long-term rate of return of 8.9%. As a result, we decided to make additional contributions to our pension and postretirement plans amounting to $400 million in the fourth quarter of 2008. Our total pension and postretirement plan funding for 2008 totaled $451 million, while funding in 2007 and 2006 amounted to $96 million and $99 million, respectively.

In 2006, the Pension Protection Act (PPA) became law in the United States. The PPA revised the basis and methodology for determining defined benefit plan minimum funding requirements as well as maximum contributions to and benefits paid from tax-qualified plans. The PPA will ultimately require us to make additional contributions to our U.S. plans. We believe that we will not be required to make any contributions under PPA requirements until 2011. Our projections concerning timing of PPA funding requirements are subject to change primarily based on general market conditions affecting trust asset performance and our future decisions regarding certain elective provisions of the PPA.

We currently project that we will make total U.S. and foreign plan contributions in 2009 of approximately $100 million. Actual 2009 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.

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

(dollars in millions)	2008	2007	2006

Net cash provided by operating activities	$1,267	$1,503	$1,410
Additions to properties	(461)	(472)	(453)

Cash flow	$806	$1,031	$957
year-over-year change	−21.8%	7.7%

Our 2008 cash flow (as defined) reflects the impact of the additional pension contributions we made in the fourth quarter of 2008. For 2009, we are expecting cash flow (as defined) in the range of $1,050 million to $1,150 million. This projection assumes an adverse impact on 2009 cash flow of approximately $100 million associated with changes in foreign currency exchange rates. We expect to achieve our target principally through operating profit growth, lower contributions to pension and other postretirement benefit plans in 2009, and continued prudent management of our working capital.

Investing activities
Our net cash used in investing activities for 2008 amounted to $681 million, an increase of $80 million compared with 2007. Net cash used in investing activities of $601 million in 2007 increased by $156 million compared with 2006.

Cash paid for acquisitions during 2008 and 2007 were the primary drivers of increases in cash used in investing activities, as we expanded our platform for future growth with acquisitions in Russia, China, the U.S. and Australia. Acquisitions are discussed in Note 2 within Notes to Consolidated Financial Statements.

Cash paid for additions to properties as a percentage of net sales amounted to 3.6% in 2008, 4.0% in 2007 and 4.2% in 2006. In 2008, capital spending consisted primarily of construction costs to increase capacity in Europe and to expand our global research center in Battle Creek, Michigan. In 2007, we made capacity expansions to accommodate sales growth, including the purchase of a previously leased snacks manufacturing facility in Chicago, Illinois.

We expect our K LEAN manufacturing efficiency initiative to result in a trend toward lower capital spending. Going forward, our long-term target for capital spending is between 3.0% and 4.0% of net sales.

Our 2009 capital plan includes spending for a new facility to manufacture ready-to-eat cereal in Mexico and continued spending on the ongoing project to expand the global research center in Battle Creek, Michigan. The expansion of the W. K. Kellogg Institute for Food and Nutrition Research reflects our commitment to research and innovation which is a key driver to the growth of our business.

Financing activities
Our net cash used in financing activities for 2008, 2007 and 2006 amounted to $780 million, $788 million and $789 million, respectively.

In March 2008, we issued $750 million of five-year 4.25% fixed rate U.S. Dollar Notes under an existing shelf registration statement. We used proceeds of $746 million from issuance of this long-term debt to retire a portion of our commercial paper. In conjunction with this debt issuance, we entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation for the duration of the five-year term. In 2008, we had cash outflows of $465 million in connection with the repayment of five-year U.S. Dollar Notes at maturity in June 2008. That debt had an effective interest rate of 3.35%.

In January 2007, we increased our available credit via a $400 million unsecured 364-Day Credit Agreement. The $400 million Credit Agreement expired in January 2008 and we decided not to renew it. In February 2007, we redeemed Euro Notes for $728 million. To partially finance this redemption, we established a program to issue euro commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. In December 2007, the Company issued $750 million of five-year 5.125% fixed rate U.S. Dollar Notes under the existing shelf registration statement, using the proceeds to replace a portion of our U.S. commercial paper.

During 2008, 2007 and 2006, we repurchased $650 million of our common stock each year under programs authorized by our Board of Directors. The number of shares repurchased amounted to approximately 13 million, 12 million and 15 million shares, respectively, in 2008, 2007 and 2006. The 2006 activity consisted principally of a private transaction with the W. K. Kellogg Foundation Trust to repurchase approximately 13 million shares for $550 million. On February 4, 2009, the Board of Directors authorized a $650 million share repurchase authorization for 2009 that we plan to execute largely in the second half of the year. The Board also canceled a $500 million share repurchase authorization that it had authorized in third quarter 2008. We made no purchases under the $500 million share repurchase authorization because of our decision to use cash to fund pension plans and reduce commercial paper in the fourth quarter of 2008.

We paid quarterly dividends to shareholders totaling $1.30 per share in 2008, $1.202 per share in 2007 and $1.137 per share in 2006. Cash paid for dividends increased by 8.2% in 2008, and by 5.7% in 2007. Our objective is to maintain our dividend pay-out ratio between 40% and 50% of reported net earnings.

At January 3, 2009, our total debt was $5.5 billion, approximately level with the balance at year-end 2007. Our long-term debt agreements contain customary covenants that limit the Company and some of its subsidiaries from incurring certain liens or from entering into certain sale and lease-back transactions. Some agreements also contain change in control provisions. However, they do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our aforementioned credit facilities.

We continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected bolt-on acquisitions. This will be accomplished through our strong cash flow, our short-term borrowings, and our maintenance of credit facilities on a global basis.

OFF-BALANCE SHEET ARRANGEMENTS AND OTHER OBLIGATIONS

Off-balance sheet arrangements
As of January 3, 2009 and December 29, 2007 the Company did not have any material off-balance sheet arrangements.

Contractual obligations
The following table summarizes future estimated cash payments to be made under existing contractual obligations. Further information on debt obligations is contained in Note 7 within Notes to Consolidated Financial Statements. Further information on lease obligations is contained in Note 6. Further information on uncertain tax positions is contained in Note 11.

Contractual obligations	Payments due by period

							2014 and
(millions)	Total	2009	2010	2011	2012	2013	beyond

Long-term debt:
Principal	$4,041	$1	$1	$1,428	$751	$752	$1,108
Interest (a)	2,329	236	233	191	147	88	1,434
Capital leases	6	1	1	1	1	—	2
Operating leases	627	135	119	99	75	56	143
Purchase obligations (b)	361	278	50	23	10	—	—
Uncertain tax positions (c)	35	35	—	—	—	—	—
Other long-term (d)	1,141	99	56	155	221	239	371

Total	$8,540	$785	$460	$1,897	$1,205	$1,135	$3,058

(a)	Includes interest payments on long-term fixed rate debt and variable rate interest swaps.

(b)	Purchase obligations consist primarily of fixed commitments under various co-marketing agreements and to a lesser extent, of service agreements, and contracts for future delivery of commodities, packaging materials, and equipment. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2008, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(c)	In addition to the $35 million reported in the 2009 column and classified as a current liability, the Company has $97 million recorded in long-term liabilities for which it is not reasonably possible to predict when it may be paid.

(d)	Other long-term contractual obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2008 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2014 as follows: 2009–$69; 2010–$35; 2011–$124; 2012–$203; 2013–$220; 2014–$217.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ACCOUNTING ESTIMATES

Promotional expenditures
Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. On a full-year basis, these subsequent period adjustments have rarely represented more than 0.3% of our Company’s net sales. However, our Company’s total promotional expenditures (including amounts classified as a revenue reduction) represented approximately 40% of 2008 net sales; therefore, it is likely that our results would be materially different if different assumptions or conditions were to prevail.

Goodwill and other intangible assets
We follow Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” in evaluating impairment of intangibles. We perform this evaluation at least annually during the fourth quarter of each year in conjunction with our annual budgeting process. Under SFAS No. 142, goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. The fair value of a reporting unit is based primarily on our assessment of profitability multiples likely to be achieved in a theoretical sale transaction. Similarly, impairment testing of other intangible assets requires a comparison of carrying value to fair value of that particular asset. Fair values of non-goodwill intangible assets are based primarily on projections of future cash flows to be generated from that asset. For instance, cash flows related to a particular trademark would be based on a projected royalty stream attributable to branded product sales. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables.

We also apply the principles of SFAS No. 142 in evaluating the useful life over which a non-goodwill intangible asset is expected to contribute directly or indirectly to the cash flows of the Company. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized, but is evaluated annually for impairment. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

At January 3, 2009, goodwill and other intangible assets amounted to $5.1 billion, consisting primarily of goodwill and trademarks associated with the 2001 acquisition of Keebler Foods Company. Within this total, approximately $1.4 billion of non-goodwilll intangible assets were classified as indefinite-lived, comprised principally of Keebler trademarks. We currently believe that the fair value of our goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company. However, if we had used materially different assumptions regarding the future performance of our North American snacks business or a different weighted-average cost of capital in the valuation, this could have resulted in significant impairment losses and/or amortization expense.

Retirement benefits
Our Company sponsors a number of U.S. and foreign defined benefit employee pension plans and also provides retiree health care and other welfare benefits in the United States and Canada. Plan funding strategies are influenced by tax regulations and asset return performance. A substantial majority of plan assets are invested in a globally diversified portfolio of equity securities with smaller holdings of debt securities and other investments. We follow SFAS No. 87 “Employers’ Accounting for Pensions” and SFAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (as amended by SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”) for the measurement and recognition of obligations and expense related to our retiree benefit plans. Embodied in both of these standards is the concept that the cost of benefits provided during retirement should be recognized over the employees’ active working life. Inherent in this concept is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Major actuarial assumptions that require significant management judgment and have a material impact on the measurement of our consolidated benefits expense and accumulated obligation include the long- term rates of return on plan assets, the health care cost trend rates, and the interest rates used to discount the obligations for our major plans, which cover employees in the United States, United Kingdom, and Canada.

To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 70% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return are generally not revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2008 of 8.9% equated to approximately the 50th percentile expectation of our 2008 model. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 30% of our global benefit plan assets.

Based on consolidated benefit plan assets at January 3, 2009, a 100 basis point reduction in the assumed rate of return would increase 2009 benefits expense by approximately $31 million. Correspondingly, a 100 basis point shortfall between the assumed and actual rate of return on plan assets for 2008 would result in a similar amount of arising experience loss. Any arising asset-related experience gain or loss is recognized in the calculated value of plan assets over a five-year period. Once recognized, experience gains and losses are amortized using a declining-balance method over the average remaining service period of active plan participants, which for U.S. plans is presently about 13 years. Under this recognition method, a 100 basis point shortfall in actual versus assumed performance of all of our plan assets in 2008 would reduce pre-tax earnings by approximately $1 million in 2010, increasing to approximately $5 million in 2014. For each of the three fiscal years, our actual return on plan assets exceeded/(was less than) the recognized assumed return by the following amounts (in millions): 2008–$(1,528); 2007–$(99); 2006–$257.

To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components of our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 5%, our initial trend rate for 2009 of 7.5% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 0.5% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at January 3, 2009, a 100 basis point increase in the assumed health care cost trend rates would increase 2009 benefits expense by approximately $15 million. A 100 basis point excess of 2009 actual health care claims cost over that calculated from the assumed trend rate would result in an arising experience loss of approximately $9 million. Any arising health care claims cost-related experience gain or loss is recognized in the calculated amount of claims experience over a four-year period. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years, resulting in at least the minimum amortization prescribed by SFAS No. 106. The net experience gain arising from recognition of 2008 claims experience was approximately $4 million.

To conduct our annual review of discount rates, we use several published market indices with appropriate duration weighting to assess prevailing rates on high quality debt securities, with a primary focus on the Citigroup Pension Liability Index® for our U.S. plans. To test the appropriateness of these indices, we periodically conduct a matching exercise between the expected settlement cash flows of our plans and the bond maturities, consisting principally of AA-rated (or the equivalent in foreign jurisdictions) non-callable issues with at least $25 million principal outstanding. The model does not assume any reinvestment rates and assumes that bond investments mature just in time to pay benefits as they become due. For those years where no suitable bonds are available, the portfolio utilizes a linear interpolation approach to impute a hypothetical bond whose maturity matches the cash flows required in those years. During 2008, we refined our methodology for setting our discount rate by inputting the cash flows for our pension, postretirement and postemployment plans into the spot yield curve underlying the Citigroup index. The measurement dates for our defined benefit plans are consistent with our fiscal year end. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices during December of each year.

Based on consolidated obligations at January 3, 2009, a 25 basis point decline in the weighted-average discount rate used for benefit plan measurement purposes would increase 2009 benefits expense by approximately $13 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

Despite the previously-described rigorous policies for selecting major actuarial assumptions, we periodically experience material differences between assumed and actual experience. As of January 3, 2009, we had consolidated unamortized prior service cost and net experience losses of approximately $1.9 billion, as compared to approximately $0.6 billion at December 29, 2007. The year-over-year increase in net unamortized amounts was attributable primarily to poor asset performance during 2008. Of the total unamortized amounts at January 3, 2009, approximately $1.5 billion was related to asset losses during 2008, with the remainder largely related to discount rate reductions and net unfavorable health care claims experience (including upward revisions in the assumed trend rate) prior to 2008. For 2009, we currently expect total amortization of prior service cost and net experience losses to be approximately $11 million higher than the actual 2008 amount of approximately $58 million. Total employee benefit expense for 2009 is expected to be slightly higher than 2008 due to increased amortization of experience losses which is offset by assumed asset returns on our 2008 contributions. Based on our current actuarial assumptions, we expect 2010 pension expense to increase significantly primarily due to the amortization of net experience losses.

During 2008 we made contributions in the amount of $354 million to Kellogg’s global tax-qualified pension programs. This amount was mostly discretionary. We anticipate having to make additional contributions in future years to make up for the poor performance of global equity markets during 2008. Additionally we contributed $97 million to our retiree medical programs; most of this contribution was also discretionary and largely used to fund benefit obligations related to our union retiree healthcare benefits.

Assuming actual future experience is consistent with our current assumptions, annual amortization of accumulated prior service cost and net experience losses during each of the next several years would increase versus the 2008 amount.

Income taxes
Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. Judgment is required in evaluating our tax positions to determine how much benefit should be recognized in our income tax expense. We establish tax reserves in accordance with FASB Interpretation No. 48 ‘‘Accounting for Uncertainty in Income Taxes“ (FIN No. 48) which we adopted at the beginning of 2007. FIN No. 48 is based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances. Prior to the adoption of FIN No. 48, our policy was to establish reserves that reflected the probable outcome of known tax contingencies. Favorable resolution was recognized as a reduction to our effective tax rate in the period of resolution. The initial application of FIN No. 48 resulted in a net decrease to the Company’s consolidated accrued income tax and related interest liabilities of approximately $2 million, with an offsetting increase to retained earnings.

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

For the periods presented, our income tax and related interest reserves have averaged approximately $175 million. Reserve adjustments for individual issues have rarely exceeded 1% of earnings before income taxes annually. Significant tax reserve adjustments impacting our effective tax rate would be separately presented in the rate reconciliation table of Note 11 within Notes to Consolidated Financial Statements.

The current portion of our tax reserves is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other liabilities. Likewise, the current portion of related interest reserves are presented in the balance sheet within accrued other current liabilities, with the amount expected to be settled after one year recorded in other liabilities.

New accounting pronouncements
New accounting pronouncements are discussed in Note 1 within Notes to Consolidated Financial Statements.

FUTURE OUTLOOK

For 2009, despite a tough economic outlook, we expect our business model and strategy will deliver internal net sales growth of 3 to 4% and internal operating profit growth of mid single-digits (4 to 6%) which are in line with our long-term annual growth targets. We expect our earnings per share to grow at high single-digits (7 to 9%) on a currency neutral basis. Gross profit margin percentage is expected to remain approximately flat as our cost reduction initiatives and price realization offset pressure on cost of goods sold. Gross interest expense for 2009 is expected to decline to approximately $280 million driven by lower short-term interest rates. Our effective tax rate is estimated to be approximately 30% to 31%. We continue to remain committed to investing in brand building, cost-reduction initiatives, and other growth opportunities. Lastly, we expect our cash flow performance to remain strong and are currently expecting 2009 cash flow to be between $1,050 million and $1,150 million after capital expenditures.

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

Foreign exchange risk
Our Company is exposed to fluctuations in foreign currency cash flows related to third-party purchases, intercompany loans and product shipments. Our Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, our Company is exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the British pound, euro, Australian dollar, Canadian dollar, and Mexican peso, and in the case of inter-subsidiary transactions, the British pound versus the euro. In addition, we have operations located in Venezuela where the local currency is exposed to a highly volatile economic environment. We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in net long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements are established in conjunction with the term of underlying debt issuances.

The total notional amount of foreign currency derivative instruments at year-end 2008 was $924 million, representing a settlement receivable of $22 million. The total notional amount of foreign currency derivative instruments at year-end 2007 was $570 million, representing a settlement obligation of $9 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities, and mature within 18 months. Assuming an unfavorable 10% change in year-end exchange rates, the settlement receivable would have decreased by approximately $92 million at year-end 2008 and the settlement obligation would have increased by $57 million at year-end 2007. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

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

In connection with the issuance of U.S. Dollar Notes on March 6, 2008, we entered into interest rate swaps. Refer to disclosures contained in Note 7 within Notes to Consolidated Financial Statements. There were no interest rate derivatives outstanding at year-end 2007. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $21 million in 2008 and $19 million in 2007.

Price risk
Our Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, soybean oil, sugar, cocoa, paperboard, natural gas, and diesel fuel. We have historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. During 2006, we entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in our manufacturing processes. The notional amount of the swaps totaled $167 million as of January 3, 2009 and equates to approximately 50% of our North America manufacturing needs. At year-end 2007 the notional amount was $188 million.

The total notional amount of commodity derivative instruments at year-end 2008, including the North America natural gas swaps, was $267 million, representing a settlement obligation of approximately $16 million. Assuming a 10% decrease in year-end commodity prices, the settlement obligation would increase by approximately $24 million, generally offset by a reduction in the cost of the underlying commodity purchases. The total notional amount of commodity derivative instruments at year-end 2007, including the natural gas swaps, was $229 million, representing a settlement receivable of approximately $22 million. Assuming a 10% decrease in year-end commodity prices, this settlement receivable would decrease by approximately $22 million, generally offset by a reduction in the cost of the underlying commodity purchases.

In some instances the Company has reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or our counterparties exceeds a certain amount. There were no collateral balance requirements at January 3, 2009 or December 29, 2007.

In addition to the commodity derivative instruments discussed above, we use long-term contracts with suppliers to manage a portion of the price exposure associated with future purchases of certain raw materials, including rice, sugar, cartonboard, and corrugated boxes. The Company has contracts in place with its suppliers that provide for pricing that is lower than market prices at January 3, 2009. It should be noted the exclusion of these positions from the analysis above could be a limitation in assessing the net market risk of our Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kellogg Company and Subsidiaries
Consolidated Statement of Earnings

(millions, except per share data)	2008	2007	2006

Net sales	$12,822	$11,776	$10,907

Cost of goods sold	7,455	6,597	6,082
Selling, general and administrative expense	3,414	3,311	3,059

Operating profit	$1,953	$1,868	$1,766

Interest expense	308	319	307
Other income (expense), net	(12)	(2)	13

Earnings before income taxes	1,633	1,547	1,472
Income taxes	485	444	467
Earnings (loss) from joint ventures	—	—	(1)

Net earnings	$1,148	$1,103	$1,004

Per share amounts:
Basic	$3.01	$2.79	$2.53
Diluted	$2.99	$2.76	$2.51

Dividends per share	$1.300	$1.202	$1.137

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
Consolidated Balance Sheet

(millions, except share data)	2008	2007

Current assets
Cash and cash equivalents	$255	$524
Accounts receivable, net	1,143	1,011
Inventories	897	924
Other current assets	226	243

Total current assets	$2,521	$2,702

Property, net	2,933	2,990
Goodwill	3,637	3,515
Other intangibles, net	1,461	1,450
Other assets	394	740

Total assets	$10,946	$11,397

Current liabilities
Current maturities of long-term debt	$1	$466
Notes payable	1,387	1,489
Accounts payable	1,135	1,081
Other current liabilities	1,029	1,008

Total current liabilities	$3,552	$4,044

Long-term debt	4,068	3,270
Deferred income taxes	300	647
Pension liability	631	171
Other liabilities	947	739

Commitments and contingencies

Shareholders’ equity
Common stock, $.25 par value, 1,000,000,000 shares authorized Issued: 418,842,707 shares in 2008 and 418,669,193 shares in 2007	105	105
Capital in excess of par value	438	388
Retained earnings	4,836	4,217
Treasury stock at cost
36,981,580 shares in 2008 and 28,618,052 shares in 2007	(1,790)	(1,357)
Accumulated other comprehensive income (loss)	(2,141)	(827)

Total shareholders’ equity	$1,448	$2,526

Total liabilities and shareholders’ equity	$10,946	$11,397

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
Consolidated Statement of Shareholders’ Equity

							Accumulated
			Capital in				other	Total	Total
	Common stock		excess of	Retained	Treasury stock		comprehensive	shareholders’	comprehensive
(millions)	shares	amount	par value	earnings	shares	amount	income (loss)	equity	income (loss)

Balance, December 31, 2005	419	$105	$59	$3,266	13	$(570)	$(576)	$2,284	$844

Revision (a)			101	(101)				—
Common stock repurchases					15	(650)		(650)
Net earnings				1,004				1,004	1,004
Dividends				(450)				(450)
Other comprehensive income							122	122	122
Stock compensation			86					86
Stock options exercised and other			46	(89)	(7)	308		265
Impact of adoption of SFAS No. 158 (a)							(592)	(592)

Balance, December 30, 2006	419	$105	$292	$3,630	21	$(912)	$(1,046)	$2,069	$1,126

Impact of adoption of FIN No. 48 (b)				2				2
Common stock repurchases					12	(650)		(650)
Net earnings				1,103				1,103	1,103
Dividends				(475)				(475)
Other comprehensive income							219	219	219
Stock compensation			69					69
Stock options exercised and other			27	(43)	(4)	205		189

Balance, December 29, 2007	419	$105	$388	$4,217	29	$(1,357)	$(827)	$2,526	$1,322

Common stock repurchases					13	(650)		(650)
Net earnings				1,148				1,148	1,148
Dividends				(495)				(495)
Other comprehensive income (loss)							(1,314)	(1,314)	(1,314)
Stock compensation			51					51
Stock options exercised and other			(1)	(34)	(5)	217		182

Balance, January 3, 2009	419	$105	$438	$4,836	37	$(1,790)	$(2,141)	$1,448	$(166)

Refer to Notes to Consolidated Financial Statements.

(a)	Refer to Note 5 for further information.

(b)	Refer to Note 11 for further information.

Kellogg Company and Subsidiaries
Consolidated Statement of Cash Flows

(millions)	2008	2007	2006

Operating activities
Net earnings	$1,148	$1,103	$1,004
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization	375	372	353
Deferred income taxes	157	(69)	(44)
Other (a)	119	183	235
Pension and other postretirement benefit contributions	(451)	(96)	(99)
Changes in operating assets and liabilities:
Trade receivables	48	(63)	(58)
Inventories	41	(88)	(107)
Accounts payable	32	167	27
Accrued income taxes	(85)	(67)	66
Accrued interest expense	3	(1)	4
Accrued and prepaid advertising, promotion and trade allowances	(10)	36	11
Accrued salaries and wages	(45)	5	35
Exit plan-related reserves	(2)	(9)	1
All other current assets and liabilities	(63)	30	(18)

Net cash provided by operating activities	$1,267	$1,503	$1,410

Investing activities
Additions to properties	$(461)	$(472)	$(453)
Acquisitions, net of cash acquired	(213)	(128)	—
Property disposals	13	3	9
Other	(20)	(4)	(1)

Net cash used in investing activities	$(681)	$(601)	$(445)

Financing activities
Net increase (reduction) of notes payable with maturities less than or equal to 90 days	$23	$625	$(344)
Issuances of notes payable, with maturities greater than 90 days	190	804	1,065
Reductions of notes payable, with maturities greater than 90 days	(316)	(1,209)	(565)
Issuances of long-term debt	756	750	—
Reductions of long-term debt	(468)	(802)	(85)
Net issuances of common stock	175	163	218
Common stock repurchases	(650)	(650)	(650)
Cash dividends	(495)	(475)	(450)
Other	5	6	22

Net cash used in financing activities	$(780)	$(788)	$(789)

Effect of exchange rate changes on cash and cash equivalents	(75)	(1)	16

Increase (decrease) in cash and cash equivalents	$(269)	$113	$192
Cash and cash equivalents at beginning of year	524	411	219

Cash and cash equivalents at end of year	$255	$524	$411

Refer to Notes to Consolidated Financial Statements.

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

Kellogg Company and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1
ACCOUNTING POLICIES

Basis of presentation
The consolidated financial statements include the accounts of Kellogg Company and its majority-owned subsidiaries (“Kellogg” or the “Company”). Intercompany balances and transactions are eliminated.

The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2007 and 2006 fiscal years each contained 52 weeks and ended on December 29 and December 30, respectively. The Company’s 2008 fiscal year ended on January 3, 2009, and included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2008 included a 14th week.

Use of estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
Highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Accounts receivable
Accounts receivable consist principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts and prompt payment discounts. Trade receivables do not bear interest. Terms and collection patterns vary around the world and by channel. In the United States, the Company generally has required payment for goods sold eleven or sixteen days subsequent to the date of invoice as 2% 10/net 11 or 1% 15/net 16, and days sales outstanding has averaged approximately 19 days during the periods presented. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data. Account balances are written off against the allowance when management determines the receivable is uncollectible. The Company does not have any off-balance sheet credit exposure related to its customers. Refer to Note 18 for an analysis of the Company’s accounts receivable and allowance for doubtful account balances during the periods presented.

Inventories
Inventories are valued at the lower of cost of market. Cost is determined on an average cost basis.

Property
The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 5-20; computer and other office equipment 3-5; building components 15-30; building structures 50. Cost includes an amount of interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be abandoned at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and the disposal is expected to occur within one year. As of year-end 2007 and 2008, the carrying value of assets held for sale was insignificant.

Goodwill and other intangible assets
The Company’s goodwill and intangible assets are comprised primarily of amounts related to the 2001 acquisition of Keebler Foods Company (“Keebler”). Management expects the Keebler trademarks to contribute indefinitely to the cash flows of the Company. Accordingly, these intangible assets, have been classified as an indefinite-lived intangible. Goodwill and indefinite-lived intangibles are not amortized, but are tested at least annually for impairment. Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit, which for the Company is generally equivalent to a North American product group or an International market. If carrying value exceeds fair value, goodwill is considered impaired and is reduced to the implied fair value. Impairment testing for indefinite-lived intangible assets requires a comparison between the fair value and carrying value of the intangible asset. If carrying value exceeds fair value, the intangible asset is considered impaired and is reduced to fair value. The Company uses various market valuation techniques to determine the fair value of intangible assets. Refer to Note 2 for further information on goodwill and other intangible assets.

Revenue recognition and measurement
The Company recognizes sales upon delivery of its products to customers net of applicable provisions for discounts, returns, allowances, and various government withholding taxes. Methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance. The Company classifies promotional payments to its customers, the cost of consumer coupons, and other cash redemption offers in net sales. The cost of promotional package inserts is recorded in cost of goods sold. Other types of consumer promotional expenditures are normally recorded in selling, general and administrative (SGA) expense.

Advertising
The costs of advertising are expensed as incurred and are classified within SGA expense.

Research and development
The costs of research and development (R&D) are expensed as incurred and are classified within SGA expense. R&D includes expenditures for new product and process innovation, as well as significant technological improvements to existing products and processes. Total annual expenditures for R&D are disclosed in Note 18 and are principally comprised of internal salaries, wages, consulting, and supplies attributable to time spent on R&D activities. Other costs include depreciation and maintenance of research facilities and equipment, including assets at manufacturing locations that are temporarily engaged in pilot plant activities.

Stock-based compensation
The Company uses stock-based compensation, including stock options, restricted stock and executive performance shares, to provide long-term performance incentives for its global workforce. Refer to Note 8 for further information on these programs and the amount of compensation expense recognized during the periods presented.

The Company classifies pre-tax stock compensation expense principally in SGA expense within its corporate operations. Expense attributable to awards of equity instruments is accrued in capital in excess of par value within the Consolidated Balance Sheet.

Certain of the Company’s stock-based compensation plans contain provisions that accelerate vesting of awards upon retirement, disability, or death of eligible employees and directors. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

Corporate income tax benefits realized upon exercise or vesting of an award in excess of that previously recognized in earnings (“windfall tax benefit”) is presented in the Consolidated Statement of Cash Flows as a financing activity, classified as “other.” Realized windfall tax benefits are credited to capital in excess of par value in the Consolidated Balance Sheet. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The Company currently has sufficient cumulative windfall tax benefits to absorb arising shortfalls, such that earnings were not affected during the periods presented. Correspondingly, the Company includes the impact of pro forma deferred tax assets (i.e., the “as if” windfall or shortfall) for purposes of determining assumed proceeds in the treasury stock calculation of diluted earnings per share.

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

In order to improve the reporting of pension and other postretirement benefit plans in the financial statements, in September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which was effective for the Company at the end of its 2006 fiscal year. Prior periods were not restated. The standard requires plan sponsors to measure the net over- or under-funded position of a defined postretirement benefit plan as of the sponsor’s fiscal year end and to display that position as an asset or liability on the balance sheet. Any unrecognized prior service cost, experience gains/losses, or transition obligation is reported as a component of other comprehensive income, net of tax, in shareholders’ equity. In contrast, under pre-existing guidance, these unrecognized amounts were disclosed in financial statement footnotes.

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

Fair value measurements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 applicable to financial assets and liabilities, as well as for other assets and liabilities that are carried at fair value on a recurring basis, as of the beginning of its 2008 fiscal year. The FASB provided for a deferral of the implementation of this standard for non-financial assets and non-financial liabilities, except for those recognized at fair value in the financial statements at least annually. Adoption of the initial provisions of SFAS No. 157 did not have an impact on the measurement of the Company’s financial assets and liabilities but did result in additional disclosures contained in Note 13 herein.

New accounting pronouncements

Business combinations and noncontrolling interests. In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements,” which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board and are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements. Kellogg Company will adopt these standards at the beginning of its 2009 fiscal year. The effect of adoption will be prospectively applied to transactions completed after the end of the Company’s 2008 fiscal year, although the new presentation and disclosure requirements for pre-existing noncontrolling interests will be retrospectively applied to all prior-period financial information presented.

SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing them; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is applied prospectively, the effect of adoption on the Company’s financial statements will depend primarily on specific transactions, if any, completed after 2008.

Under SFAS No. 160, consolidated financial statements will be presented as if the parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, the investment in the noncontrolling interest, previously recorded on the balance sheet between liabilities and equity (the mezzanine), will be reported as equity in the parent company’s consolidated financial statements subsequent to the adoption of SFAS No. 160. Furthermore, consolidated financial statements will include 100% of a controlled subsidiary’s earnings, rather than only the parent company’s share. Lastly, transactions between the parent company and noncontrolling interests will be reported in equity as transactions between shareholders, provided that these transactions do not create a change in control. Previously, acquisitions of additional interests in a controlled subsidiary generally resulted in remeasurement of assets and liabilities acquired; dispositions of interests generally resulted in a gain or loss. The Company does not expect the adoption of SFAS No. 160 to have a material impact on its financial statements.

Disclosures about derivative instruments. In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133. SFAS No. 161 requires companies to disclose their objectives and strategies for using derivative instruments, whether or not their derivatives are designated as hedging instruments. The pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposures (e.g. interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires detailed disclosures about the income statement impact of derivative instruments by designation as fair-value hedges, cash-flow hedges, or hedges of the foreign-currency exposure of a net investment in a foreign operation. SFAS No. 161 requires disclosure of information that will enable financial statement users to understand the level of derivative activity entered into by the company (e.g., total number of interest-rate swaps or total notional or quantity or percentage of forecasted commodity purchases that are being hedged). The principles of SFAS No. 161 may be applied on a prospective basis and are effective for financial statements issued for fiscal years beginning after November 15, 2008. For the Company, SFAS No. 161 will be effective at the beginning of its 2009 fiscal year and will result in additional disclosures in notes to the Company’s consolidated financial statements.

Fair value. In February 2008, the FASB issued Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delays by one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements at least annually. Assets and liabilities subject to this deferral include goodwill, intangible assets, long-lived assets measured at fair value for impairment assessments, and nonfinancial assets and liabilities initially measured at fair value in a business combination. For the Company, FSP FAS 157-2 will be effective at the beginning of its 2009 fiscal year. Management does not expect the adoption of the remaining provisions to have a material impact on the measurement of the Company’s non-financial assets and liabilities.

Disclosures about postretirement benefit plan assets. In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which provides additional guidance on employers’ disclosures about the plan assets of defined benefit pension or other postretirement plans. The disclosures required by FSP FAS 132(R)-1 include a description of how investment allocation decisions are made, major categories of plan assets, valuation techniques used to measure the fair value of plan assets, the impact of measurements using significant unobservable inputs and concentrations of risk within plan assets. The disclosures about plan assets required by this FSP shall be provided for fiscal years ending after December 15, 2009. For the Company, FSP FAS 132(R)-1 will be effective for fiscal year end 2009 and will result in additional disclosures related to the assets of defined benefit pension plans in notes to the Company’s consolidated financial statements.

NOTE 2
ACQUISITIONS, OTHER INVESTMENTS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions
The Company made acquisitions in order to expand its presence geographically and increase its manufacturing capacity.

Assets, liabilities, and results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the date of acquisition; such amounts were insignificant to the Company’s consolidated financial position and results of operations. In addition, the pro forma effect of these acquisitions on the Company’s results of operations, as though these business combinations had been completed at the beginning of 2008 or 2007, would have been immaterial when considered individually or in the aggregate.

At January 3, 2009, the valuation of assets acquired and liabilities assumed in connection with these acquisitions is considered complete.

Specialty Cereals. In September 2008, the Company acquired Specialty Cereals of Sydney, Australia, a manufacturer and distributor of natural ready-to-eat cereals. The Company paid $37 million cash in connection with the transaction, including approximately $5 million to the seller’s lenders to settle debt of the acquired entity. Assets acquired consisted primarily of property, plant and equipment of $19 million and goodwill of $18 million (which will not be deductible for income tax purposes). This acquisition is included in the Asia Pacific operating segment.

IndyBake Products/Brownie Products. In August 2008, the Company acquired certain assets and liabilities of the business of IndyBake Products and Brownie Products (collectively, “IndyBake”), located in Indiana and Illinois. IndyBake, a contract manufacturing business that produces cracker, cookie and frozen dough products, had been a partner to Kellogg for many years as a snacks contract manufacturer.

The Company paid approximately $42 million in cash in connection with the transaction, including approximately $8 million to the seller’s lenders. Assets acquired consisted primarily of property, plant and equipment of $12 million and goodwill of $25 million (which will be deductible for income tax purposes). Other assets acquired amounted to $5 million, net of other liabilities acquired. This acquisition is included in the North America operating segment.

Navigable Foods. In June 2008, the Company acquired a majority interest in the business of Zhenghang Food Company Ltd. (“Navigable Foods”) for approximately $36 million (net of cash received). Navigable Foods, a manufacturer of cookies and crackers in the northern and northeastern regions of China, included approximately 1,800 employees, two manufacturing facilities and a sales and distribution network.

During 2008, the Company paid a total of $31 million in connection with the acquisition, including approximately $22 million to lenders and other third parties to settle debt and other obligations of the acquired entity. Assets acquired consisted primarily of property, plant and equipment of $23 million and goodwill of $19 million (which will be deductible for income tax purposes). Other liabilities acquired amounted to $6 million, net of other assets acquired. At January 3, 2009, additional purchase price payable in June 2011 amounted to $5 million and was recorded on the Company’s Consolidated Balance Sheet in other liabilities. This acquisition is included in the Asia Pacific operating segment.

The Company recorded noncontrolling interest of $6 million in connection with the acquisition, and obtained the option to purchase the noncontrolling interest beginning June 30, 2011. The noncontrolling interest holder also obtained the option to cause the Company to purchase its remaining interest. The options, which have similar terms, include an exercise price that is expected to approximate fair value on the date of exercise.

United Bakers. In January 2008, subsidiaries of the Company acquired substantially all of the equity interests in OJSC Kreker (doing business as “United Bakers”) and consolidated subsidiaries. United Bakers is a leading producer of cereal, cookie, and cracker products in Russia, with approximately 4,000 employees, six manufacturing facilities, and a broad distribution network.

The Company paid $110 million cash (net of $5 million cash acquired), including approximately $67 million to settle debt and other assumed obligations of the acquired entities. Of the total cash paid, $5 million was spent in 2007 for transaction fees and advances. This acquisition is included in the Europe operating segment.

The purchase agreement between the Company and the seller provides for the payment of a currently undeterminable amount of contingent consideration at the end of three years, which will be calculated based on the growth of sales and earnings before income taxes, depreciation and amortization. Such payment will be recognized as additional purchase price when the contingency is resolved.

The purchase price allocation for United Bakers was as follows:

(millions)	Asset/(liability)

Cash	$5
Property, net	60
Goodwill (a)	77
Working capital, net (b)	(11)
Long-term debt	(3)
Deferred income taxes	(8)
Other	(5)

Total	$115

(a)	Goodwill is not expected to be tax deductible.

(b)	Inventory, receivables and other current assets less current liabilities.

Bear Naked, Inc. and Wholesome & Hearty Foods Company. In late 2007, the Company completed two separate business acquisitions for a total of approximately $123 million in cash, including related transaction costs. A subsidiary of the Company acquired 100% of the equity interests in Bear Naked, Inc., a leading seller of premium-branded natural granola products. Also, the Company acquired certain assets and liabilities of the Wholesome & Hearty Foods Company, a U.S. manufacturer of veggie foods marketed under the Gardenburger® brand. The combined purchase price allocation was as follows (in millions): Goodwill–$68; indefinite-lived trademark intangibles–$33; trademark intangibles with a 10-year expected useful life–$5; equipment–$7; working capital and other individually immaterial items–$10. The amount of tax-deductible goodwill is currently expected to approximate the carrying value recognized for financial reporting purposes. These acquisitions are included in the North America operating segment.

Other investments
In early 2006, a subsidiary of the Company formed a joint venture with a third-party company domiciled in Turkey, for the purpose of selling co-branded products in the surrounding region. During 2007, the Company contributed approximately $4 million in cash to its Turkish joint venture, in which it owns a 50% equity interest. No additional contributions were made during 2008. The Company’s net investment as of January 3, 2009 was approximately $6 million. This joint venture is included in the Europe operating segment and is accounted for using the equity method of accounting. Accordingly, the Company records its share of the earnings or loss from this arrangement as well as other direct transactions with or on behalf of the joint venture entity such as product sales and certain administrative expenses.

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

For the periods presented, the Company’s intangible assets consisted of the following:

Intangible assets subject to amortization
	Gross
	carrying		Accumulated
	amount		amortization

(millions)	2008	2007	2008	2007

Trademarks	$19	$19	$14	$13
Other	41	29	28	28

Total	$60	$48	$42	$41

	2008	2007

Amortization expense (a)	$1	$8

(a)	The currently estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately $2 million per year.

Intangible assets not subject to amortization
	Total carrying amount

(millions)	2008	2007

Trademarks	$1,443	$1,443

Changes in the carrying amount of goodwill
				Asia
	North		Latin	Pacific
(millions)	America	Europe	America	(a)	Consolidated

December 30, 2006	$3,446	$—	$—	$2	$3,448
Acquisitions	67	—	—	—	67

December 29, 2007	$3,513	$—	$—	$2	$3,515
Purchase accounting adjustments	1	—	—	—	1
Acquisitions	25	77	—	37	139
Currency translation adjustment	—	(16)	—	(2)	(18)

January 3, 2009	$3,539	$61	$—	$37	$3,637

(a)	Includes Australia, Asia and South Africa.

NOTE 3
EXIT OR DISPOSAL ACTIVITIES

The Company views its continued spending on cost-reduction initiatives as part of its ongoing operating principles to provide greater visibility in achieving its long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Each cost-reduction initiative is normally up to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.

Cost summary
The Company recorded $27 million of costs in 2008 associated with exit or disposal activities comprised of $7 million of asset write offs, $17 million of severance and other cash costs and $3 million related to pension costs. $23 million of the 2008 charges were recorded in cost of goods sold within the Europe operating segment, with the balance recorded in selling, general and administrative (SGA) expense in the Latin America operating segment.

For 2007, the Company recorded charges of $100 million, comprised of $7 million of asset write-offs, $72 million for severance and other exit costs including route franchise settlements, $15 million for other cash expenditures, and $6 million for a multiemployer pension plan withdrawal liability. $23 million of the total 2007 charges were recorded in cost of goods sold within the Europe operating segment results, with $77 million recorded in SGA expense within the North America operating results.

For 2006, the Company recorded charges of $82 million, comprised of $20 million of asset write-offs, $30 million for severance and other exit costs, $9 million for other cash expenditures, $4 million for a multiemployer pension plan withdrawal liability, and $19 million for pension and other postretirement plan curtailment losses and special termination benefits. $74 million was recorded in cost of goods sold within operating segment results, with $8 million recorded in SGA expense within corporate results. The Company’s operating segments were impacted as follows (in millions): North America–$46; Europe–$28.

Exit cost reserves at January 3, 2009 were $2 million related to severance payments. Exit cost reserves were $5 million at December 29, 2007, consisting of $2 million for severance and $3 million for lease termination payments.

Specific initiatives
During the fourth quarter of 2008, the Company executed a cost-reduction initiative in Latin America that resulted in the elimination of approximately 120 salaried positions. The cost of the program was $4 million and was recorded in Latin America’s SGA expense. The charge related primarily to severance benefits which were paid by the end of the year. There were no reserves as of January 3, 2009 related to this program.

The Company commenced a multi-year European manufacturing optimization plan in 2006 to improve utilization of its facility in Manchester, England and to better align production in Europe. The project resulted in an elimination of approximately 220 hourly and salaried positions from the Manchester facility through voluntary early retirement and severance programs. The pension trust funding requirements of these early retirements exceeded the recognized benefit expense by $5 million which was funded in 2006. During this program certain manufacturing equipment was removed from service.

All of the costs for the European manufacturing optimization plan have been recorded in cost of goods sold within the Company’s Europe operating segment. The following tables present total project costs and a reconciliation of employee severance reserves for this initiative. All other cash costs were paid in the period incurred. The project was completed in 2008.

Project costs to date	Employee	Other cash	Asset	Retirement
(millions)	severance	costs (a)	write-offs	benefits (b)	Total

Year ended December 30, 2006	$12	$2	$5	$9	$28
Year ended December 29, 2007	7	8	4	—	19
Year ended January 3, 2009	5	3	(3)	3	8

Total project costs	$24	$13	$6	$12	$55

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

(b)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Employee severance reserves to date	Beginning			End of
(millions)	of period	Accruals	Payments	period

Year ended December 29, 2007	$12	$7	$(19)	$—
Year ended January 3, 2009	$—	$5	$(3)	$2

In October 2007, management committed to reorganize certain production processes at the Company’s plants in Valls, Spain and Bremen, Germany. Commencement of this plan followed consultation with union representatives at the Bremen facility regarding the elimination of approximately 120 employee positions. This reorganization plan improved manufacturing and distribution efficiency across the Company’s continental European operations, and has been completed as of the end of the Company’s 2008 fiscal year.

All of the costs for European production process realignment have been recorded in cost of goods sold within the Company’s Europe operating segment.

The following tables present total project costs and a reconciliation of employee severance reserves for this initiative. All other cash costs were paid in the period incurred.

Project costs to date	Employee	Other cash	Asset
(millions)	severance	costs (a)	write-offs	Total

Year ended December 29, 2007	$2	$1	$1	$4
Year ended January 3, 2009	4	1	10	15

Total project costs	$6	$2	$11	$19

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transitions.

Employee severance reserves to date	Beginning			End of
(millions)	of period	Accruals	Payments	period

Year ended December 29, 2007	$—	$2	$—	$2
Year ended January 3, 2009	$2	$4	$(6)	$—

In July 2007, management commenced a plan to reorganize the Company’s direct store-door delivery (DSD) operations in the southeastern United States. This DSD reorganization plan was intended to integrate the Company’s southeastern sales and distribution regions with the rest of its U.S. DSD operations, resulting in greater efficiency across the nationwide network. The Company exited approximately 517 distribution route franchise agreements with independent contractors. The plan also resulted in the involuntary termination or relocation of approximately 300 employee positions. Total project costs incurred were $77 million, principally consisting of cash expenditures for route franchise settlements and to a lesser extent, for employee separation, relocation, and reorganization. Exit cost reserves were $3 million as of December 29, 2007 and were paid in 2008. This initiative is complete.

During 2006, the Company commenced several initiatives to enhance the productivity and efficiency of its U.S. cereal manufacturing network, primarily through technological and sourcing improvements in warehousing and packaging operations. In conjunction with these initiatives, the Company offered voluntary separation incentives, which resulted in the retirement of approximately 80 hourly employees by early 2007. During 2006, the Company incurred approximately $15 million of total up-front costs, comprised of approximately 20% asset write-offs and 80% cash costs, including $10 million of pension and other postretirement plan curtailment losses. These initiatives were complete by the end of 2007.

Also during 2006, the Company undertook an initiative to improve customer focus and selling efficiency within a particular Latin American market, leading to a shift from a third-party distributor to a direct sales force model. As a result of this initiative, the Company paid $8 million in cash during 2006 to exit the existing distribution arrangement.

During 2008 the Company finalized its pension plan withdrawal liability related to its North America snacks bakery consolidation which was executed in 2005 and 2006. The final liability was $20 million, $16 million of which was recognized in 2005 and $4 million in 2006; and was paid in the third quarter of 2008.

NOTE 4
OTHER INCOME (EXPENSE), NET

Other income (expense), net includes non-operating items such as interest income, charitable donations, and gains and losses from foreign currency exchange and commodity derivatives.

Other income (expense), net includes charges for contributions to the Kellogg’s Corporate Citizenship Fund, a private trust established for charitable giving, as follows (in millions): 2008–$4; 2007–$12; 2006–$3. Interest income was (in millions): 2008–$20; 2007–$23; 2006–$11. Net foreign currency exchange gains (losses) were (in millions): 2008–$5; 2007–$(8); 2006–$(2). Income (expense) recognized for premiums on commodity options was (in millions): 2008–$(12); 2007–$(7); 2006–$0. Gains (losses) on Company Owned Life Insurance (“COLI”), due to changes in cash surrender value, were (in millions): 2008–$(12); 2007–$9; 2006–$12.

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

Earnings per share
Basic net earnings per share is determined by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company. Basic net earnings per share is reconciled to diluted net earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (in millions): 2008–5.8; 2007–0.8; 2006–0.7.

		Average	Net
	Net	shares	earnings
(millions, except per share data)	earnings	outstanding	per share

2008
Basic	$1,148	382	$3.01
Dilutive potential common shares	—	3	(.02)

Diluted	$1,148	385	$2.99

2007
Basic	$1,103	396	$2.79
Dilutive potential common shares	—	4	(.03)

Diluted	$1,103	400	$2.76

2006
Basic	$1,004	397	$2.53
Dilutive potential common shares	—	3	(.02)

Diluted	$1,004	400	$2.51

Stock transactions
The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 8. The number of shares issued during the periods presented was (in millions): 2008–5; 2007–4; 2006–7. Additionally, during 2006, the Company established Kellogg Directtm, a direct stock purchase and dividend reinvestment plan for U.S. shareholders. The total number of shares issued for that purpose was less than one million in 2008, 2007 and 2006.

To offset these issuances and for general corporate purposes, the Company’s Board of Directors has authorized management to repurchase specified amounts of the Company’s common stock in each of the periods presented. In each of the years 2008, 2007 and 2006, the Company spent $650 million to repurchase the following number of shares (in millions); 2008–13; 2007–12; and 2006–15. The 2006 activity consisted principally of a February 2006 private transaction with the W. K. Kellogg Foundation Trust to repurchase approximately 13 million shares for $550 million.

On July 25, 2008, the Board of Directors authorized the repurchase of $500 million of Kellogg common stock during 2008 and 2009 for general corporate purposes and to offset issuances for employee benefit programs. No purchases were made under this program. This authorization was canceled on

February 4, 2009 and replaced with a $650 million authorization for 2009.

Comprehensive income
Comprehensive income includes net earnings and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for the periods presented consists of foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation,” unrealized gains and losses on cash flow hedges pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and beginning in 2007 includes adjustments for net experience losses and prior service cost pursuant to SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Company adopted SFAS No. 158 as of the end of its 2006 fiscal year.

During 2008, the assets of the Company’s postretirement and postemployment benefit plans suffered losses of over $1 billion due to the asset allocation of 70% in the equity market. These losses are recognized in other comprehensive income and for pension plans is recognized in the calculated value of plan assets over a five-year period and once recognized, are amortized using a declining-balance method over the average remaining service period of active plan participants.

		Tax
	Pre-tax	(expense)	After-tax
(millions)	amount	benefit	amount

2008
Net earnings			$1,148
Other comprehensive income:
Foreign currency translation adjustments	$(431)	$—	(431)
Cash flow hedges:
Unrealized loss on cash flow hedges	(33)	12	(21)
Reclassification to net earnings	5	(2)	3
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(1,402)	497	(905)
Prior service cost	3	(1)	2
Reclassification to net earnings:
Net experience loss	49	(17)	32
Prior service cost	9	(3)	6

	$(1,800)	$486	(1,314)

Total comprehensive income (loss)			$(166)

2007
Net earnings			$1,103
Other comprehensive income:
Foreign currency translation adjustments	$4	$—	4
Cash flow hedges:
Unrealized gain on cash flow hedges	34	(11)	23
Reclassification to net earnings	5	(1)	4
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain	187	(68)	119
Prior service cost	7	(4)	3
Reclassification to net earnings:
Net experience loss	89	(30)	59
Prior service cost	10	(3)	7

	$336	$(117)	219

Total comprehensive income			$1,322

2006
Net earnings			$1,004
Other comprehensive income:
Foreign currency translation adjustments	$10	$—	10
Cash flow hedges:
Unrealized loss on cash flow hedges	(12)	4	(8)
Reclassification to net earnings	12	(4)	8
Minimum pension liability adjustments	172	(60)	112

	$182	$(60)	122

Total comprehensive income			$1,126

Accumulated other comprehensive income (loss) at year end consisted of the following:

(millions)	2008	2007

Foreign currency translation adjustments	$(836)	$(405)
Cash flow hedges — unrealized net loss	(24)	(6)
Postretirement and postemployment benefits:
Net experience loss	(1,235)	(362)
Prior service cost	(46)	(54)

Total accumulated other comprehensive income (loss)	$(2,141)	$(827)

NOTE 6
LEASES AND OTHER COMMITMENTS

The Company’s leases are generally for equipment and warehouse space. Rent expense on all operating leases was (in millions): 2008-$145; 2007-$135; 2006-$123. The Company was subject to a residual value guarantee on one operating lease of approximately $13 million, which was scheduled to expire in July 2007. During the first quarter of 2007, the Company recognized a liability in connection with this guarantee of approximately $5 million, which was recorded in cost of goods sold within the Company’s North America operating segment. During the second quarter of 2007, the Company terminated the lease agreement and purchased the facility for approximately $16 million, which discharged the residual value guarantee obligation. During 2008, 2007 and 2006, the Company entered into approximately $3 million, $5 million and $2 million, respectively, in capital lease agreements to finance the purchase of equipment.

At January 3, 2009, future minimum annual lease commitments under noncancelable operating and capital leases were as follows:

	Operating	Capital
(millions)	leases	leases

2009	$135	$1
2010	119	1
2011	99	1
2012	75	1
2013	56	0
2014 and beyond	143	2

Total minimum payments	$627	$6
Amount representing interest		(1)

Obligations under capital leases		5
Obligations due within one year		(1)

Long-term obligations under capital leases		$4

One of the Company’s subsidiaries was guarantor on loans to independent contractors for the purchase of DSD route franchises. In July 2007, the Company exited these agreements. Refer to Note 3 for further information.

The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At January 3, 2009, the Company had not recorded any liability related to these indemnifications.

NOTE 7
DEBT

Notes payable at year end consisted of commercial paper borrowings in the United States and Canada, and to a lesser extent, bank loans of foreign subsidiaries at competitive market rates, as follows:

	2008		2007

		Effective		Effective
	Principal	interest	Principal	interest
(dollars in millions)	amount	rate	amount	rate

U.S. commercial paper	$1,272	4.1%	$1,434	5.3%
Canadian commercial paper	38	2.8%	5	4.3%
Other	77		50

	$1,387		$1,489

Long-term debt at year end consisted primarily of issuances of fixed rate U.S. Dollar Notes, as follows:

(millions)	2008	2007

(a) 6.6% U.S. Dollar Notes due 2011	$1,426	$1,425
(a) 7.45% U.S. Dollar Debentures due 2031	1,089	1,088
(b) 2.875% U.S. Dollar Notes due 2008	—	465
(c) 5.125% U.S. Dollar Notes due 2012	749	750
(d) 4.25% U.S. Dollar Notes due 2013	792	—
Other	13	8

	4,069	3,736
Less current maturities	(1)	(466)

Balance at year end	$4,068	$3,270

(a)	In March 2001, the Company issued $4.6 billion of long-term debt instruments, primarily to finance the acquisition of Keebler Foods Company. The preceding table reflects the remaining principal amounts outstanding as of year-end 2008 and 2007. The effective interest rates on these Notes, reflecting issuance discount and swap settlement, were as follows: due 2011-7.08%; due 2031-7.62%. Initially, these instruments were privately placed, or sold outside the United States, in reliance on exemptions from registration under the Securities Act of 1933, as amended (the “1933 Act”). The Company then exchanged new debt securities for these initial debt instruments, with the new debt securities being substantially identical in all respects to the initial debt instruments, except for being registered under the 1933 Act. These debt securities contain standard events of default and covenants. The Notes due 2011 and the Debentures due 2031 may be redeemed in whole or in part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date). In December 2007, the Company redeemed $72 million of the Notes due 2011.

(b)	In June 2003, the Company issued $500 million of five-year 2.875% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to replace maturing long-term debt. These Notes were issued under an existing shelf registration statement. The effective interest rate on these Notes, reflecting issuance discount and swap settlement, was 3.35%. The Notes contained customary covenants that limited the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. In December 2005, the Company redeemed $35 million of these Notes, and in June 2008 the Company repaid the remainder of the notes.

(c)	In December 2007, the Company issued $750 million of five-year 5.125% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to replace a portion of its U.S. commercial paper. These Notes were issued under an existing shelf registration statement. The effective interest rate on these Notes, reflecting issuance discount and swap settlement, is 5.12%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(d)	On March 6, 2008, the Company issued $750 million of five-year 4.25% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to retire a portion of its U.S. commercial paper. These Notes were issued under an existing shelf registration statement. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In conjunction with this debt issuance, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation for the duration of the five-year term. These derivative instruments, which were designated as fair value hedges of the debt obligation, resulted in an effective interest rate of 3.09% as of January 3, 2009. The fair value adjustment for the interest rate swaps was $43 million at January 3, 2009, and is recorded directly in the hedged debt balance.

In February 2007, the Company and two of its subsidiaries (the “Issuers”) established a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. As of January 3, 2009, no notes were outstanding under this program.

At January 3, 2009, the Company had $2.2 billion of short-term lines of credit, virtually all of which were unused and available for borrowing on an unsecured basis. These lines were comprised principally of an unsecured Five-Year Credit Agreement, which the Company entered into during November 2006 and expires in 2011. The agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, to obtain letters of credit in an aggregate amount up to $75 million, and to provide a procedure for lenders to bid on short-term debt of the Company. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens, sale and leaseback transactions, and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest. The Company entered into a $400 million unsecured 364-Day Credit Agreement effective January 31, 2007, containing customary covenants, warranties, and restrictions similar to those described herein for the Five-Year Credit Agreement. The facility was available for general corporate purposes, including commercial paper back-up. The $400 million Credit Agreement expired at the end of January 2008 and the Company did not renew it.

Scheduled principal repayments on long-term debt are (in millions): 2009–$1; 2010–$1; 2011–$1,428; 2012–$751; 2013–$752; 2014 and beyond–$1,108.

Interest paid was (in millions): 2008–$305; 2007–$305; 2006–$299. Interest expense capitalized as part of the construction cost of fixed assets was (in millions): 2008–$6; 2007–$5; 2006–$3.

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

The 2003 Long-Term Incentive Plan (“2003 Plan”), approved by shareholders in 2003, permits benefits to be awarded to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2003 Plan authorizes the issuance of a total of (a) 25 million shares plus (b) shares not issued under the 2001 Long-Term Incentive Plan, with no more than 5 million shares to be issued in satisfaction of performance units, performance-based restricted shares and other awards (excluding stock options and stock appreciation rights), and with additional annual limitations on awards or payments to individual participants. At January 3, 2009, there were 6.6 million remaining authorized, but unissued, shares under the 2003 Plan. During the periods presented, specific awards and terms of those awards granted under the 2003 Plan are described in the following sections of this Note.

The Non-Employee Director Stock Plan (“Director Plan”) was approved by shareholders in 2000 and allows each eligible non-employee director to receive 2,100 shares of the Company’s common stock annually and annual grants of options to purchase 5,000 shares of the Company’s common stock. At January 3, 2009, there were 0.3 million remaining authorized, but unissued, shares under this plan. Shares other than options are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the “Grantor Trust”). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board. Under this plan, awards were as follows: 2008–54,465 options and 19,964 shares; 2007–51,791 options and 21,702 shares; 2006–50,000 options and 17,000 shares. Options granted to directors under this plan are included in the option activity tables within this Note.

The 2002 Employee Stock Purchase Plan was approved by shareholders in 2002 and permits eligible employees to purchase Company stock at a discounted price. This plan allows for a maximum of 2.5 million shares of Company stock to be issued at a purchase price equal to 95% of the fair market value of the stock on the last day of the quarterly purchase period. Total purchases through this plan for any employee are limited to a fair market value of $25,000 during any calendar year. The Plan was amended in 2007. Prior to amendment, Company stock was issued at a purchase price equal to 85% of the fair market value of the stock on the first or last day of the quarterly purchase period. At January 3, 2009, there were 1.1 million remaining authorized, but unissued, shares under this plan. Shares were purchased by employees under this plan as follows (approximate number of shares): 2008–157,000; 2007–232,000; 2006–237,000. Options granted to employees to purchase discounted stock under this plan are included in the option activity tables within this Note.

Additionally, during 2002, a foreign subsidiary of the Company established a stock purchase plan for its employees. Subject to limitations, employee contributions to this plan are matched 1:1 by the Company. Under this plan, shares were granted by the Company to match an approximately equal number of shares purchased by employees as follows (approximate number of shares): 2008–78,000; 2007–75,000; 2006–80,000.

The Executive Stock Purchase Plan was established in 2002 to encourage and enable certain eligible employees of the Company to acquire Company stock, and to align more closely the interests of those individuals and the Company’s shareholders. This plan allowed for a maximum of 500,000 shares of Company stock to be issued. Under this plan in 2006, approximately 4,000 shares were granted by the Company to executives in lieu of cash bonuses. No shares were granted under this plan in 2007. The plan expired in 2007 with approximately 460,000 authorized but unissued shares remaining unused.

Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2008	2007	2006

Pre-tax compensation expense	$74	$81	$96

Related income tax benefit	$26	$29	$34

Pre-tax compensation expense for 2008 included $4 million of expense related to the modification of certain stock options to eliminate the accelerated ownership feature (“AOF”) and $13 million representing cash compensation to holders of modified stock options to replace the value of the AOF, which is discussed in the section, “Stock options.”

As of January 3, 2009, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $29 million and the weighted-average period over which this amount was expected to be recognized was approximately 1.4 years.

Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax benefits realized upon exercise or vesting of stock-based awards generally represent the tax benefit of the difference between the exercise price and the strike price of the option.

Cash used by the Company to settle equity instruments granted under stock-based awards was insignificant.

(millions)	2008	2007	2006

Total cash received from option exercises and similar instruments	$175	$163	$218

Tax benefits realized upon exercise or vesting of stock-based awards:
Windfall benefits classified as financing cash flow	$12	$15	$22
Other amounts classified as operating cash flow	17	11	23

Total	$29	$26	$45

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

Stock options
During the periods presented, non-qualified stock options were granted to eligible employees under the 2003 Plan with exercise prices equal to the fair market value of the Company’s stock on the grant date, a contractual term of ten years, and a two-year graded vesting period. Grants to outside directors under the Director Plan included similar terms, but vested immediately.

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

As a result of this action, pre-tax compensation expense for 2008 included $4 million of expense related to the modification of stock options and $13 million representing cash compensation paid to holders of the stock options to replace the value of the AOF. Approximately 900 employees were holders of the modified stock options.

Management estimates the fair value of each annual stock option award on the date of grant using a lattice-based option valuation model. Composite assumptions are presented in the following table. Weighted-average values are disclosed for certain inputs which incorporate a range of assumptions. Expected volatilities are based principally on historical volatility of the Company’s stock, and to a lesser extent, on implied volatilities from traded options on the Company’s stock. Historical volatility corresponds to the contractual term of the options granted. The Company uses historical data to estimate option exercise and employee termination within the valuation models; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time that options granted are expected to be outstanding; the weighted-average expected term for all employee groups is presented in the following table. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option valuation model assumptions
for grants within the year ended:	2008	2007	2006

Weighted-average expected volatility	20.75%	17.46%	17.94%
Weighted-average expected term (years)	4.08	3.20	3.21
Weighted-average risk-free interest rate	2.66%	4.58%	4.65%
Dividend yield	2.40%	2.40%	2.40%

Weighed-average fair value of options granted	$7.90	$7.24	$6.67

A summary of option activity for 2008 is presented in the following table:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of year	26	$44
Granted	5	51
Exercised	(5)	42
Forfeitures and expirations	—	—

Outstanding, end of year	26	$45	5.8	$55

Exercisable, end of year	20	$44	3.8	$55

Additionally, option activity for comparable prior-year periods is presented in the following table:

(millions, except per share data)	2007	2006

Outstanding, beginning of year	27	29
Granted	8	10
Exercised	(8)	(11)
Forfeitures and expirations	(1)	(1)

Outstanding, end of year	26	27

Exercisable, end of year	20	20

Weighted-average exercise price:
Outstanding, beginning of year	$41	$38
Granted	51	46
Exercised	41	37
Forfeitures and expirations	44	43

Outstanding, end of year	$44	$41

Exercisable, end of year	$42	$40

The total intrinsic value of options exercised during the periods presented was (in millions): 2008–$55; 2007–$86; 2006–$114.

Other stock-based awards
During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2003 Plan.

In 2008, 2007 and 2006, the Company made performance share awards to a limited number of senior executive-level employees, which entitles these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year targets are achieved. The cumulative three-year targets involved operating profit for the 2008 grant, cash flow for the 2007 grant and net sales growth for the 2006 grant. Management estimates the fair value of performance share awards based on the market price of the underlying stock on the date of grant, reduced by the present value of estimated dividends foregone during the performance period. The 2008, 2007 and 2006 target grants (as revised for non-vested forfeitures and other adjustments) currently correspond to approximately 187,000, 185,000 and 241,000 shares, respectively, with a grant-date fair value of approximately $47, $46, and $41 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at year-end 2008, the maximum future value that could be awarded on the vesting date was (in millions): 2008 award–$17; 2007 award–$17; and 2006 award–$22. The 2005 performance share award, payable in stock, was settled at 200% of target in February 2008 for a total dollar equivalent of $28 million.

The Company also periodically grants restricted stock and restricted stock units to eligible employees under the 2003 Plan. Restrictions with respect to sale or transferability generally lapse after three years and the grantee is normally entitled to receive shareholder dividends during the vesting period. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock activity for the year ended January 3, 2009, is presented in the following table:

		Weighted-
		average
Employee restricted stock	Shares	grant-date
and restricted stock units	(thousands)	fair value

Non-vested, beginning of year	374	$47
Granted	162	52
Vested	(144)	44
Forfeited	(15)	49

Non-vested, end of year	377	$48

Grants of restricted stock and restricted stock units for comparable prior-year periods were: 2007–55,000; 2006–190,000.

The total fair value of restricted stock and restricted stock units vesting in the periods presented was (in millions): 2008–$7; 2007–$6; 2006–$8.

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

(millions)	2008	2007

Change in projected benefit obligation
Beginning of year	$3,314	$3,309
Service cost	85	96
Interest cost	197	188
Plan participants’ contributions	3	6
Amendments	11	(9)
Actuarial gain (loss)	(18)	(153)
Benefits paid	(211)	(198)
Curtailment and special termination benefits	11	12
Foreign currency adjustments	(271)	63

End of year	$3,121	$3,314

Change in plan assets
Fair value beginning of year	$3,613	$3,426
Actual return on plan assets	(930)	206
Employer contributions	354	84
Plan participants’ contributions	3	6
Benefits paid	(177)	(184)
Special termination benefits	3	9
Foreign currency adjustments	(292)	66

Fair value end of year	$2,574	$3,613

Funded status	$(547)	$299

Amounts recognized in the Consolidated Balance Sheet consist of
Noncurrent assets	$96	$481
Current liabilities	(12)	(11)
Noncurrent liabilities	(631)	(171)

Net amount recognized	$(547)	$299

Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$1,432	$377
Prior service cost	82	96

Net amount recognized	$1,514	$473

The accumulated benefit obligation for all defined benefit pension plans was $2.85 billion and $3.02 billion at January 3, 2009 and December 29, 2007, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2008	2007

Projected benefit obligation	$2,385	$243
Accumulated benefit obligation	2,236	202
Fair value of plan assets	1,759	62

Expense
The components of pension expense are presented in the following table. Pension expense for defined contribution plans relates principally to multiemployer plans in which the Company participates on behalf of certain unionized workforces in the United States.

(millions)	2008	2007	2006

Service cost	$85	$96	$94
Interest cost	197	188	172
Expected return on plan assets	(300)	(282)	(257)
Amortization of unrecognized prior service cost	12	13	12
Recognized net loss	36	64	80
Curtailment and special termination benefits — net loss	12	4	17

Pension expense:
Defined benefit plans	42	83	118
Defined contribution plans	22	25	19

Total	$64	$108	$137

Any arising obligation-related experience gain or loss is amortized using a straight-line method over the average remaining service period of active plan participants. Any asset-related experience gain or loss is recognized as described in the “Assumptions” section. The estimated net experience loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension expense over the next fiscal year are approximately $44 million and $12 million, respectively.

Certain of the Company’s subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2008–$37; 2007–$36; 2006–$33. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.

Assumptions
The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2008	2007	2006

Discount rate	6.2%	6.2%	5.7%
Long-term rate of compensation increase	4.2%	4.4%	4.4%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2008	2007	2006

Discount rate	6.2%	5.7%	5.4%
Long-term rate of compensation increase	4.4%	4.4%	4.4%
Long-term rate of return on plan assets	8.9%	8.9%	8.9%

To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 70% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Although management reviews the Company’s expected long-term rates of return annually, the benefit trust investment performance for one particular year does not, by itself, significantly influence this evaluation. The expected rates of return are generally not revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by the Company’s modeling process. The expected rate of return for 2008 of 8.9% equated to approximately the 50th percentile expectation. Any future variance between the expected and actual rates of return on plan assets is recognized in the calculated value of plan assets over a five-year period and once recognized, experience gains and losses are amortized using a declining-balance method over the average remaining service period of active plan participants.

To conduct the annual review of discount rates, the Company uses several published market indices with appropriate duration weighting to assess prevailing rates on high quality debt securities, with a primary focus on the Citigroup Pension Liability Index® for the U.S. plans. To test the appropriateness of these indices, the Company periodically conducts a matching exercise between the expected settlement cash flows of the plans and the bond maturities, consisting principally of AA-rated (or the equivalent in foreign jurisdictions) non-callable issues with at least $25 million principal outstanding. The model does not assume any reinvestment rates and assumes that bond investments mature just in time to pay benefits as they become due. For those years where no suitable bonds are available, the portfolio utilizes a linear interpolation approach to impute a hypothetical bond whose maturity matches the cash flows required in those years. During 2008, the Company refined the methodology for setting the discount rate by inputting the cash flows for the pension, postretirement and postemployment plans into the spot yield curve underlying the Citigroup index. The measurement dates for the defined benefit plans are consistent with the Company’s fiscal year end. Accordingly, the Company selects discount rates to measure the benefit obligations that are consistent with market indices during December of each year.

Plan assets
The Company’s year-end pension plan weighted-average asset allocations by asset category were:

	2008	2007

Equity securities	73%	74%
Debt securities	24%	23%
Other	3%	3%

Total	100%	100%

The Company’s investment strategy for its major defined benefit plans is to maintain a diversified portfolio of asset classes with the primary goal of meeting long-term cash requirements as they become due. Assets are invested in a prudent manner to maintain the security of funds while maximizing returns within the Company’s guidelines. The current weighted-average target asset allocation reflected by this strategy is: equity securities–74%; debt securities–24%; other–2%. Investment in Company common stock represented 1.8% and 1.5% of consolidated plan assets at January 3, 2009 and December 29, 2007, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute approximately $85 million to its defined benefit pension plans during 2009.

Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2009–$174; 2010–$180; 2011–$194; 2012–$188; 2013–$193; 2014 to 2018–$1,083.

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

(millions)	2008	2007

Change in accumulated benefit obligation
Beginning of year	$1,075	$1,208
Service cost	17	19
Interest cost	67	69
Actuarial loss (gain)	18	(174)
Benefits paid	(60)	(55)
Foreign currency adjustments	(9)	8

End of year	$1,108	$1,075

Change in plan assets
Fair value beginning of year	$754	$764
Actual return on plan assets	(236)	36
Employer contributions	97	12
Benefits paid	(62)	(58)

Fair value end of year	$553	$754

Funded status	$(555)	$(321)

Amounts recognized in the Consolidated Balance Sheet consist of
Current liabilities	$(2)	$(2)
Noncurrent liabilities	(553)	(319)

Net amount recognized	$(555)	$(321)

Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$429	$123
Prior service credit	(14)	(16)

Net amount recognized	$415	$107

Expense
Components of postretirement benefit expense were:

(millions)	2008	2007	2006

Service cost	$17	$19	$17
Interest cost	67	69	66
Expected return on plan assets	(63)	(59)	(58)
Amortization of unrecognized prior service credit	(3)	(3)	(3)
Recognized net loss	9	23	31
Curtailment and special termination benefits — net loss	—	—	6

Postretirement benefit expense:
Defined benefit plans	27	49	59
Defined contribution plans	2	2	2

Total	$29	$51	$61

Any arising health care claims cost-related experience gain or loss is recognized in the calculated amount of claims experience over a four-year period and once recognized, is amortized using a straight-line method over 15 years, resulting in at least the minimum amortization prescribed by SFAS No. 106. Any asset-related experience gain or loss is recognized as described for pension plans on page 46. The estimated net experience loss for defined benefit plans that will be amortized from accumulated other comprehensive income into nonpension postretirement benefit expense over the next fiscal year is approximately $13 million, partially offset by amortization of prior service credit of $3 million.

Net losses from curtailment and special termination benefits recognized in 2006 are related primarily to plant workforce reductions in the United States as further described in Note 3.

Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations were:

	2008	2007	2006

Discount rate	6.1%	6.4%	5.9%

The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2008	2007	2006

Discount rate	6.4%	5.9%	5.5%
Long-term rate of return on plan assets	8.9%	8.9%	8.9%

The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 9.

The assumed health care cost trend rate is 7.6% for 2009, decreasing gradually to 4.5% by the year 2015 and remaining at that level thereafter. These trend rates reflect the Company’s recent historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

	One percentage	One percentage
(millions)	point increase	point decrease

Effect on total of service and interest cost components	$8	$(9)
Effect on postretirement benefit obligation	$106	$(103)

Plan assets
The Company’s year-end VEBA trust weighted-average asset allocations by asset category were:

	2008	2007

Equity securities	72%	75%
Debt securities	26%	25%
Other	2%	—

Total	100%	100%

The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 9. The current target asset allocation is 75% equity securities and 25% debt securities. The Company currently expects to contribute approximately $15 million to its VEBA trusts during 2009.

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

(millions)	2008	2007

Change in accumulated benefit obligation
Beginning of year	$63	$40
Service cost	5	6
Interest cost	4	2
Actuarial loss	1	22
Benefits paid	(7)	(8)
Foreign currency adjustments	(1)	1

End of year	$65	$63

Funded status	$(65)	$(63)

Amounts recognized in the Consolidated Balance Sheet consist of
Current liabilities	$(6)	$(7)
Noncurrent liabilities	(59)	(56)

Net amount recognized	$(65)	$(63)

Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$34	$36

Net amount recognized	$34	$36

Components of postemployment benefit expense were:

(millions)	2008	2007	2006

Service cost	$5	$6	$4
Interest cost	4	2	2
Recognized net loss	4	2	3

Postemployment benefit expense	$13	$10	$9

All gains and losses are recognized over the average remaining service period of active plan participants. The estimated net experience loss that will be amortized from accumulated other comprehensive income into postemployment benefit expense over the next fiscal year is approximately $3 million.

Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment

2009	$61	$6
2010	65	7
2011	68	7
2012	69	7
2013	71	8
2014-2018	398	45

NOTE 11
INCOME TAXES

Earnings before income taxes and the provision for U.S. federal, state, and foreign taxes on these earnings were:

(millions)	2008	2007	2006

Earnings before income taxes
United States	$1,032	$999	$1,049
Foreign	601	548	423

	$1,633	$1,547	$1,472

Income taxes
Currently payable
Federal	$135	$395	$342
State	3	30	35
Foreign	190	88	134

	328	513	511

Deferred
Federal	173	(74)	(10)
State	22	(3)	(4)
Foreign	(38)	8	(30)

	157	(69)	(44)

Total income taxes	$485	$444	$467

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2008	2007	2006

U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign rates varying from 35%	−5.0	−4.0	−3.5
State income taxes, net of federal benefit	1.0	1.1	1.3
Foreign earnings repatriation	1.6	2.3	1.2
Tax audits	−1.5	—	−1.7
Net change in valuation allowances	—	−.5	.5
Statutory rate changes, deferred tax impact	−.1	−.6	—
International restructuring	—	−2.6	—
Other	−1.3	−2.0	−1.1

Effective income tax rate	29.7%	28.7%	31.7%

As presented in the preceding table, the Company’s 2008 consolidated effective tax rate was 29.7%, as compared to 28.7% in 2007 and 31.7% in 2006. The 2008 effective tax rate reflects the favorable impact of various tax audit settlements. In conjunction with a planned international legal restructuring, management recorded a $33 million tax charge in the second quarter and an additional $9 million during the third and fourth quarters for a total charge of $42 million on $1 billion of prior and current year unremitted foreign earnings and capital. During the year, the Company repatriated approximately $710 million of earnings and capital which carried a cash tax charge of $24 million. This amount was less than the charge recorded during the year due to the impact of favorable movements in foreign currency. This cost was further offset by foreign tax related items of $16 million, reducing the net cost of repatriation to $8 million. The Company has provided $18 million of deferred taxes related to the remaining $290 million of unremitted foreign earnings. These amounts are reflected in the foreign earnings repatriation line item. At January 3, 2009, accumulated foreign subsidiary earnings of approximately $834 million were considered indefinitely invested in those businesses. Accordingly, U.S. income deferred taxes have not been provided on these earnings and it is not practical to estimate the deferred tax impact of those earnings.

2007’s effective rate benefited from the favorable effect of discrete items in that year. In the first quarter of 2007, management implemented an international restructuring initiative which eliminated a foreign tax liability of approximately $40 million. Accordingly, the reversal was recorded within the Company’s consolidated provision for income taxes. The Company benefited from statutory rate reductions, primarily in the United Kingdom and in Germany which resulted in an $11 million reduction to income tax expense. During 2007, the Company repatriated approximately $327 million of current year foreign earnings, for a gross U.S. tax cost of $35 million. This cost was offset by foreign tax credit related items of $31 million, reducing the net cost of repatriation to $4 million.

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

Generally, the changes in valuation allowances on deferred tax assets and corresponding impacts on the effective income tax rate result from management’s assessment of the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards prior to expiration. For 2007, the .5% rate reduction presented in the preceding table primarily reflects the reversal of a valuation allowance against U.S. foreign tax credits which were utilized in conjunction with the aforementioned 2007 foreign earnings repatriation. Total tax benefits of carryforwards at year-end 2008 and 2007 were approximately $27 million and $17 million, respectively, with related valuation allowances at year-end 2008 and 2007 of approximately $20 and $17 million. Of the total carryforwards at year-end 2008 approximately

$2 million expire in 2009 with the remainder principally expiring after five years.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2008 and 2007. The significant increase in the “employee benefits” caption of the Company’s noncurrent deferred tax asset during 2008 is principally related to net experience losses associated with employer pension and other postretirement benefit plans that are recorded in other comprehensive income, net of tax.

	Deferred tax assets		Deferred tax liabilities

(millions)	2008	2007	2008	2007

U.S. state income taxes	$7	$7	$59	$44
Advertising and promotion-related	23	23	10	12
Wages and payroll taxes	27	23	—	—
Inventory valuation	18	20	2	3
Employee benefits	479	153	26	66
Operating loss and credit carryforwards	27	17	—	—
Hedging transactions	22	7	5	—
Depreciation and asset disposals	17	15	299	299
Capitalized interest	7	6	12	12
Trademarks and other intangibles	—	—	461	454
Deferred compensation	51	52	—	—
Deferred intercompany revenue	—	11	—	—
Stock options	46	37	—	—
Unremitted foreign earnings	—	—	18	—
Other	44	26	9	17

	768	397	901	907
Less valuation allowance	(22)	(22)	—	—

Total deferred taxes	$746	$375	$901	$907

Net deferred tax asset (liability)	$(155)	$(532)

Classified in balance sheet as:
Prepaid assets	$112	$103
Accrued income taxes	(15)	(9)
Other assets	48	21
Other liabilities	(300)	(647)

Net deferred tax asset (liability)	$(155)	$(532)

The change in valuation allowance against deferred tax assets was:

(millions)	2008	2007	2006

Balance at beginning of year	$22	$28	$19
Additions charged to income tax expense	6	4	12
Reductions credited to income tax expense	(3)	(12)	(4)
Currency translation adjustments	(3)	2	1

Balance at end of year	$22	$22	$28

Cash paid for income taxes was (in millions): 2008–$397; 2007–$560; 2006–$428. Income tax benefits realized from stock option exercises and deductibility of other equity-based awards are presented in Note 8.

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

The Company files income taxes in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. For the past several years, the Company’s annual provision for U.S. federal income taxes has represented approximately 70% of the Company’s consolidated income tax provision. With limited exceptions, the Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2006. During the second quarter of 2008, the IRS commenced a focused review of the Company’s 2006 and 2007 U.S. federal income tax returns which is anticipated to be completed during the second quarter of 2009. The Company also entered into the IRS’ Compliance Assurance Program (“CAP”) for the 2008 tax year. The Company is also under examination for income and non-income tax filings in various state and foreign jurisdictions, most notably: 1) a U.S.-Canadian transfer pricing issue pending international arbitration (“Competent Authority”) with a related advanced pricing agreement for years 1997-2008; and 2) an on-going examination of 2002-2005 U.K. income tax filings.

As of January 3, 2009, the Company has classified $35 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the aforementioned current liability balance expected to be settled within one year, offset by approximately $5 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended January 3, 2009 and December 29, 2007. For the

2008 year, approximately $110 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in U.S. federal income taxes which would occur upon recognition of the state tax benefits included therein.

(millions)	2008	2007

Balance at beginning of year	$169	$143
Tax positions related to current year:
Additions	24	31
Reductions	—	—
Tax positions related to prior years:
Additions	2	22
Reductions	(56)	(26)
Settlements	(3)	(1)
Lapses in statutes of limitation	(4)	—

Balance at end of year	$132	$169

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes within other current liabilities, and the amount expected to be settled after one year is recorded in other liabilities.

The Company classifies income tax-related interest and penalties as interest expense and selling, general, and administrative expense, respectively. For the year ended January 3, 2009, the Company recognized a reduction of $2 million of tax-related interest and penalties and had approximately $29 million accrued at January 3, 2009. For the year ended December 29, 2007, the company recognized $9 million of tax-related interest and penalties and had $31 million accrued at year end.

NOTE 12
FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATION

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of long-term debt is calculated based on incremental borrowing rates currently available on loans with similar terms and maturities. The fair value of the Company’s long-term debt at January 3, 2009 exceeded its carrying value by approximately $246 million.

The Company is exposed to certain market risks which exist as a part of its ongoing business operations. Management uses derivative financial and commodity instruments, where appropriate, to manage these risks. In general, instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract. In accordance with SFAS No. 133, the Company designates derivatives as cash flow hedges, fair value hedges, net investment hedges, or other contracts used to reduce volatility in the translation of foreign currency earnings to U.S. dollars. The fair values of all hedges are recorded in accounts receivable, other assets, other current liabilities and other liabilities. Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in other income (expense), net. Within the Consolidated Statement of Cash Flows, settlements of cash flow and fair value hedges are classified as an operating activity; settlements of all other derivatives are classified as a financing activity.

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

The cumulative net loss attributable to cash flow hedges recorded in accumulated other comprehensive income at January 3, 2009, was $24 million, related to forward interest rate contracts settled during 2001 and 2003 in conjunction with fixed rate long-term debt issuances, 10-year natural gas price swaps entered into in 2006, and commodity price cash flow hedges, partially offset by gains on foreign currency cash flow hedges. The interest rate contract losses will be reclassified into interest expense over the next 23 years. The natural gas swap losses will be reclassified to cost of goods sold over the next 8 years. Gains and losses related to foreign currency and commodity price cash flow hedges will be reclassified into earnings during the next 18 months.

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

Net investment hedges
Qualifying derivative and nonderivative financial instruments are accounted for as net investment hedges when the hedged item is a nonfunctional currency investment in a subsidiary. Gains and losses on these instruments are included in foreign currency translation adjustments in other comprehensive income.

Other contracts
The Company also periodically enters into foreign currency forward contracts and options to reduce volatility in the translation of foreign currency earnings to U.S. dollars. Gains and losses on these instruments are recorded in other income (expense), net, generally reducing the exposure to translation volatility during a full-year period.

Foreign exchange risk
The Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany transactions and nonfunctional currency denominated third-party debt. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency earnings to U.S. dollars. Management assesses foreign currency risk based on transactional cash flows and translational volatility and enters into forward contracts, options, and currency swaps to reduce fluctuations in net long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements are established in conjunction with the term of underlying debt issues.

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

Credit risk concentration
The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative financial and commodity contracts. This credit loss is limited to the cost of replacing these contracts at current market rates. In some instances the Company has reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. There were no collateral balance requirements at January 3, 2009 or December 29, 2007.

Financial instruments, which potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, and accounts receivable. The Company places its investments in highly rated financial institutions and investment-grade short-term debt instruments, and limits the amount of credit exposure to any one entity. Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts comprising approximately 30% of consolidated accounts receivable at January 3, 2009.

NOTE 13
FAIR VALUE MEASUREMENTS

SFAS No. 157, “Fair Value Measurements,” was adopted by the Company as of the beginning of its 2008 fiscal year, as discussed in Note 1 herein. As required by SFAS No. 157, the Company has categorized its financial assets and liabilities into a three-level fair value hierarchy, based on the nature of the inputs used in determining fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at January 3, 2009.

Level 1 — Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market. For the Company, level 1 financial assets and liabilities consist primarily of commodity derivative contracts.

Level 2 — Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. For the Company, level 2 financial assets and liabilities consist of interest rate swaps and over-the-counter commodity and currency contracts.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 3, 2009:

(millions)	Level 1	Level 2	Level 3	Total

Assets:
Derivatives (recorded in other receivables)	$9	$34	$—	$43
Derivatives (recorded in other assets)	—	43	—	43

Total assets	$9	$77	$—	$86

Liabilities:
Derivatives (recorded in other current liabilities)	$—	$(17)	$—	$(17)
Derivatives (recorded in other liabilities)	—	(4)	—	(4)

Total liabilities	$—	$(21)	$—	$(21)

NOTE 14
CONTINGENCIES

The Company is subject to various legal proceedings and claims in the ordinary course of business covering matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, intellectual property, employment and other actions. Management has determined that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 15
SUBSEQUENT EVENT

On January 14, 2009, the Company announced a precautionary hold on certain Austin and Keebler branded peanut butter sandwich crackers and certain Famous Amos and Keebler branded peanut butter cookies while the U.S. Food and Drug Administration and other authorities investigated Peanut Corporation of America (“PCA”), one of Kellogg’s peanut paste suppliers for the cracker and cookie products. On January 16, 2009, Kellogg voluntarily recalled those products because the paste ingredients supplied to Kellogg had the potential to be contaminated with salmonella. The recall was expanded on January 31, February 2 and February 17, 2009 to include certain Bear Naked, Kashi and Special K products impacted by PCA ingredients.

The Company has incurred costs associated with the recalls and in accordance with U.S. GAAP recorded certain items associated with this subsequent event in its fiscal year 2008 financial results.

The charges associated with the recalls reduced North America full-year 2008 operating profit by $34 million or $0.06 EPS. Of the total charges, $12 million related to estimated customer returns and consumer rebates and was recorded as a reduction to net sales; $21 million related to costs associated with returned product and the disposal and write-off of inventory which was recorded as cost of goods sold; and $1 million related to other costs which were recorded as SGA expense.

NOTE 16
QUARTERLY FINANCIAL DATA (unaudited)

	Net sales		Gross profit

(millions, except per share data)	2008	2007	2008	2007

First	$3,258	$2,963	$1,364	$1,264
Second	3,343	3,015	1,444	1,377
Third	3,288	3,004	1,403	1,342
Fourth	2,933	2,794	1,156	1,196

	$12,822	$11,776	$5,367	$5,179

	Net earnings		Net earnings per share

	2008	2007	2008		2007

			Basic	Diluted	Basic	Diluted

First	$315	$321	$.82	$.81	$.81	$.80
Second	312	301	.82	.82	.76	.75
Third	342	305	.90	.89	.77	.76
Fourth	179	176	.47	.47	.45	.44

	$1,148	$1,103

The principal market for trading Kellogg shares is the New York Stock Exchange (NYSE). At year-end 2008, the closing price on the NYSE was $45.05 and there were 41,229 shareowners of record.

Dividends paid per share and the quarterly price ranges on the NYSE during the last two years were:

	Dividend	Stock price
2008 — Quarter	per share	High	Low

First	$.3100	$53.00	$46.25
Second	.3100	54.15	47.87
Third	.3400	58.51	47.62
Fourth	.3400	57.66	40.32

	$1.3000

2007 — Quarter

First	$.2910	$52.02	$48.68
Second	.2910	54.42	51.05
Third	.3100	56.89	51.02
Fourth	.3100	56.31	51.49

	$1.2020

NOTE 17
OPERATING SEGMENTS

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, fruit snacks, frozen waffles and veggie foods. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States and United Kingdom. The Company currently manages its operations in four geographic operating segments, comprised of North America and the three International operating segments of Europe, Latin America and Asia Pacific. Beginning in 2007, the Asia Pacific segment includes South Africa, which was formerly a part of Europe. Prior years were restated for comparison purposes.

The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statement of Earnings and Balance Sheet. Intercompany transactions between operating segments were insignificant in all periods presented.

(millions)	2008	2007	2006

Net sales
North America	$8,457	$7,786	$7,349
Europe	2,619	2,357	2,057
Latin America	1,030	984	891
Asia Pacific (a)	716	649	610

Consolidated	$12,822	$11,776	$10,907

Segment operating profit
North America	$1,447	$1,345	$1,341
Europe	390	397	321
Latin America	209	213	220
Asia Pacific (a)	92	88	90
Corporate	(185)	(175)	(206)

Consolidated	$1,953	$1,868	$1,766

Depreciation and amortization
North America	$249	$239	$242
Europe	72	71	65
Latin America	24	24	22
Asia Pacific (a)	23	23	19
Corporate	7	15	5

Consolidated	$375	372	$353

Interest expense
North America	$1	$2	$9
Europe	2	13	27
Latin America	—	1	—
Asia Pacific (a)	—	—	—
Corporate	305	303	271

Consolidated	$308	$319	$307

Income taxes
North America	$418	$388	$396
Europe	25	27	7
Latin America	38	40	32
Asia Pacific (a)	16	14	18
Corporate	(12)	(25)	14

Consolidated	$485	$444	$467

Total assets (b)
North America	$8,443	$8,255	$7,996
Europe	1,545	2,017	2,325
Latin America	515	527	661
Asia Pacific (a)	408	397	385
Corporate	4,305	5,276	4,934
Elimination entries	(4,270)	(5,075)	(5,587)

Consolidated	$10,946	$11,397	$10,714

Additions to long-lived assets (c)
North America	$288	$443	$316
Europe	244	76	54
Latin America	70	37	53
Asia Pacific (a)	103	21	27
Corporate	5	5	3

Consolidated	$710	$582	$453

(a)	Includes Australia, Asia and South Africa.

(b)	The Company adopted SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” as of the end of its 2006 fiscal year. The standard generally requires company plan sponsors to reflect the net over- or under-funded position of a defined postretirement benefit plan as an asset or liability on the balance sheet. Accordingly, the Company’s consolidated and corporate total assets for 2006 were reduced by $512 and $152, respectively. Operating segment total assets were reduced as follows: North America-$72; Europe-$284; Latin America-$3; Asia Pacific-$1. Refer to Note 1 for further information.

(c)	Includes plant, property, equipment, and purchased intangibles.

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2008, 19% in 2007, and 18% in 2006, comprised principally of sales within the United States.

Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2008	2007	2006

Net sales
United States	$7,866	$7,224	$6,843
United Kingdom	1,026	1,018	894
Other foreign countries	3,930	3,534	3,170

Consolidated	$12,822	$11,776	$10,907

Long-lived assets (a)
United States	$6,924	$6,832	$6,630
United Kingdom	260	378	369
Other foreign countries	847	745	685

Consolidated	$8,031	$7,955	$7,684

(a)	Includes plant, property, equipment and purchased intangibles.

Supplemental product information is provided below for net sales to external customers:

(millions)	2008	2007	2006

North America
Retail channel cereal	$3,038	$2,784	$2,667
Retail channel snacks	3,960	3,553	3,318
Frozen and specialty channels	1,459	1,449	1,364
International
Cereal	3,547	3,346	3,010
Convenience foods	818	644	548

Consolidated	$12,822	$11,776	$10,907

NOTE 18
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Earnings
(millions)	2008	2007	2006

Research and development expense	$181	$179	$191
Advertising expense	$1,076	$1,063	$916

Consolidated Balance Sheet
(millions)	2008	2007

Trade receivables	$876	$908
Allowance for doubtful accounts	(10)	(5)
Other receivables	277	108

Accounts receivable, net	$1,143	$1,011

Raw materials and supplies	$203	$234
Finished goods and materials in process	694	690

Inventories	$897	$924

Deferred income taxes	$112	$103
Other prepaid assets	114	140

Other current assets	$226	$243

Land	$94	$86
Buildings	1,579	1,614
Machinery and equipment (a)	5,112	5,249
Construction in progress	319	354
Accumulated depreciation	(4,171)	(4,313)

Property, net	$2,933	$2,990

Other intangibles	$1,503	$1,491
Accumulated amortization	(42)	(41)

Other intangibles, net	$1,461	$1,450

Pension	$96	$481
Other	298	259

Other assets	$394	$740

Accrued income taxes	$51	$—
Accrued salaries and wages	280	316
Accrued advertising and promotion	357	378
Other	341	314

Other current liabilities	$1,029	$1,008

Nonpension postretirement benefits	$553	$319
Other	394	420

Other liabilities	$947	$739

(a)	Includes an insignificant amount of capitalized internal-use software.

Allowance for doubtful accounts
(millions)	2008	2007	2006

Balance at beginning of year	$5	$6	$7
Additions charged to expense	6	1	2
Doubtful accounts charged to reserve	(1)	(2)	(3)

Balance at end of year	$10	$5	$6

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

The Board of Directors of the Company has an Audit Committee composed of five non-management Directors. The Committee meets regularly with management, internal auditors, and the independent registered public accounting firm to review accounting, internal control, auditing and financial reporting matters.

Formal policies and procedures, including an active Ethics and Business Conduct program, support the internal controls and are designed to ensure employees adhere to the highest standards of personal and professional integrity. We have a rigorous internal audit program that independently evaluates the adequacy and effectiveness of these internal controls.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for designing, maintaining and evaluating adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of January 3, 2009. The effectiveness of our internal control over financial reporting as of January 3, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

A. D. David Mackay
President and Chief Executive Officer

John A. Bryant
Executive Vice President,
Chief Operating Officer and
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Kellogg Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kellogg Company and its subsidiaries at January 3, 2009 and December 29, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension, other postretirement and postemployment plans in 2006. Also, as discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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
February 23, 2009

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

As of January 3, 2009, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also attested to, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2008 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 24, 2009 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Refer to the information under the captions “2008 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” “Employment Agreements,” and “Potential Post-Employment Payments,” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation Committee Report” of the Proxy Statement, which information is incorporated herein by reference;

however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Refer to the information under the captions “Security Ownership — Five Percent Holders,” “Security Ownership — Officer and Director Stock Ownership” and “Equity Compensation Plan Information” of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Refer to the information under the captions “Corporate Governance — Director Independence” and “Related Person Transactions” of the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Refer to the information under the captions “Proposal 2 — Ratification of PricewaterhouseCoopers LLP — Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 2 — Ratification of PricewaterhouseCoopers LLP — Preapproval Policies and Procedures” of the Proxy Statement, which information is incorporated herein by reference.

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 23, 2009, are included herein in Part II, Item 8.

(a) 1. Consolidated Financial Statements
Consolidated Statement of Earnings for the years ended January 3, 2009, December 29, 2007 and December 30, 2006.

Consolidated Balance Sheet at January 3, 2009 and December 29, 2007.

Consolidated Statement of Shareholders’ Equity for the years ended January 3, 2009, December 29, 2007 and December 30, 2006.

Consolidated Statement of Cash Flows for the years ended January 3, 2009, December 29, 2007 and December 30, 2006.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 23rd day of February, 2009.

KELLOGG COMPANY

By:	/s/ A. D. David Mackay
  A. D. David Mackay
  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Capacity	Date

/s/ A. D. David Mackay A. D. David Mackay		President and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2009

/s/ John A. Bryant John A. Bryant		Executive Vice President, Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	February 23, 2009

/s/ Alan R. Andrews Alan R. Andrews		Vice President and Corporate Controller (Principal Accounting Officer)	February 23, 2009

* James M. Jenness		Chairman of the Board and Director	February 23, 2009

* Benjamin S. Carson Sr.		Director	February 23, 2009

* John T. Dillon		Director	February 23, 2009

* Gordon Gund		Director	February 23, 2009

* Dorothy A. Johnson		Director	February 23, 2009

* Donald R. Knauss		Director	February 23, 2009

* Ann McLaughlin Korologos		Director	February 23, 2009

* Rogelio M. Rebolledo		Director	February 23, 2009

* Sterling K. Speirn		Director	February 23, 2009

* Robert A. Steele		Director	February 23, 2009

* John L. Zabriskie		Director	February 23, 2009

*By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-Fact	February 23, 2009

EXHIBIT INDEX

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

1.01	Underwriting Agreement, dated March 3, 2008, by and among Kellogg Company, Banc of America Securities LLC and Citigroup Global Markets Inc., incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated March 3, 2008, Commission file number 1-4171.	IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.02 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, file number 1-4171.	IBRF
4.01	Fiscal Agency Agreement dated as of January 29, 1997, between us and Citibank, N.A., Fiscal Agent, incorporated by reference to Exhibit 4.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.02	Amended and Restated Five-Year Credit Agreement dated as of November 10, 2006 with twenty-four lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Australia Limited, as Australian Agent, Barclays Bank PLC, as Syndication Agent and Bank of America, N.A., Citibank, N.A. and Suntrust Bank, as Co-Documentation Agents, incorporated by reference to Exhibit 4.02 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.	IBRF
4.03	Indenture dated August 1, 1993, between us and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 33-49875.	IBRF
4.04	Form of Kellogg Company 4 7/8% Note Due 2005, incorporated by reference to Exhibit 4.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-4171.	IBRF
4.05	Indenture and Supplemental Indenture dated March 15 and March 29, 2001, respectively, between Kellogg Company and BNY Midwest Trust Company, including the forms of 6.00% notes due 2006, 6.60% notes due 2011 and 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 and 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.06	Form of 2.875% Senior Notes due 2008 issued under the Indenture and Supplemental Indenture described in Exhibit 4.05, incorporated by reference to Exhibit 4.01 to our Current Report on Form 8-K dated June 5, 2003, Commission file number 1-4171.	IBRF
4.07	Agency Agreement dated November 28, 2005, between Kellogg Europe Company Limited, Kellogg Company, HSBC Bank and HSBC Institutional Trust Services (Ireland) Limited, incorporated by reference to Exhibit 4.1 of our Current Report in Form 8-K dated November 28, 2005, Commission file number 1-4171.	IBRF
4.08	Canadian Guarantee dated November 28, 2005, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated November 28, 2005, Commission file number 1-4171.	IBRF
4.09	364-Day Credit Agreement dated as of January 31, 2007 with the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, as Syndication Agent. J.P. Morgan Securities Inc. and Barclays Capital served as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 4.09 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.	IBRF
4.10	364-Day Credit Agreement dated as of June 13, 2007 with JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2007, Commission file number 1-4171.	IBRF
4.11	Form of Multicurrency Global Note related to Euro-Commercial Paper Program, incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.	IBRF
4.12	Officers’ Certificate of Kellogg Company (with form of 4.25% Senior Note due March 6, 2013)	IBRF
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.03	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.04	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.08	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, Commission file number 1-4171.*	IBRF
10.09	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.11	Kellogg Company 2001 Long-Term Incentive Plan, as amended and restated as of February 20, 2003, incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*	IBRF
10.12	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.13	Kellogg Company Executive Compensation Deferral Plan incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.14	Agreement between us and David Mackay, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, Commission file number 1-4171.*	IBRF
10.15	Retention Agreement between us and David Mackay, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.16	Employment Letter between us and James M. Jenness, incorporated by reference to Exhibit 10.18 to our Annual Report in Form 10-K for the fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.17	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.18	Stock Option Agreement between us and James Jenness, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.19	Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

10.20	Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.21	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*	IBRF
10.22	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Annex II of our Board of Directors’ proxy statement for the annual meeting of shareholders held on April 21, 2006.*	IBRF
10.23	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.24	Form of Non-Qualified Option Agreement for Senior Executives under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.25	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.26	Form of Non-Qualified Option Agreement for Non-Employee Director under 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.27	2005-2007 Executive Performance Plan, incorporated by reference to Exhibit 10.36 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.28	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.29	2006-2008 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 17, 2006, Commission file number 1-4171 (the “2006 Form 8-K”).*	IBRF
10.30	Restricted Stock Grant/Non-Compete Agreement between us and John Bryant, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended April 2, 2005, Commission file number 1-4171 (the “2005 Q1 Form 10-Q”).*	IBRF
10.31	Restricted Stock Grant/Non-Compete Agreement between us and Jeff Montie, incorporated by reference to Exhibit 10.2 of the 2005 Q1 Form 10-Q.*	IBRF
10.32	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.33	Purchase and Sale Agreement between us and W. K. Kellogg Foundation Trust, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A dated November 8, 2005, Commission file number 1-4171.	IBRF
10.34	Purchase and Sale Agreement between us and W. K. Kellogg Foundation Trust, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2006, Commission file number 1-4171.	IBRF
10.35	Agreement between us and A.D. David Mackay, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF
10.36	Agreement between us and James M. Jenness, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF
10.37	Agreement between us and Jeffrey M Boromisa, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 29, 2006, Commission file number 1-4171.*	IBRF
10.38	2007-2009 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 20, 2007, Commission file number 1-4171.*	IBRF
10.39	Agreement between us and Jeffrey W. Montie, dated July 23, 2007, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 23, 2007, Commission file number 1-4171.*	IBRF

Electronic(E),
Paper(P) or
Exhibit		Incorp. By
No.	Description	Ref.(IBRF)

10.40	Letter Agreement between us and John A. Bryant, dated July 23, 2007, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 23, 2007, Commission file number 1-4171.*	IBRF
10.41	Agreement between us and James M. Jenness, dated February 22, 2008, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 22, 2008, Commission file number 1-4171.*	IBRF
10.42	2008-2010 Executive Performance Plan, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 22, 2008, Commission file number 1-4171.*	IBRF
10.43	Agreement between us and Jeffrey W. Montie, dated August 11, 2008, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 11, 2008, Commission file number 1-4171.*	IBRF
10.44	Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.45	Amendment to Letter Agreement between us and John A. Bryant, dated December 18, 2008, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.46	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended January 3, 2009, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by A.D. David Mackay.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by John A. Bryant.	E
32.1	Section 1350 Certification by A.D. David Mackay.	E
32.2	Section 1350 Certification by John A. Bryant.	E

*	A management contract or compensatory plan required to be filed with this Report.

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