Form 10-Q
period 2009-04-04
KELLOGG CO
filed 2009-05-07
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
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
Yes ☐      No ☑
Common Stock outstanding as of May 2, 2009 – 382,534,216 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	April 4,	January 3,
	2009	2009
	(unaudited)	*

Current assets
Cash and cash equivalents	$304	$255
Accounts receivable, net	1,170	1,100
Inventories:
Raw materials and supplies	206	203
Finished goods and materials in process	615	694
Deferred income taxes	116	112
Other prepaid assets	161	157

Total current assets	2,572	2,521

Property, net of accumulated depreciation of $4,157 and $4,171	2,884	2,933
Goodwill	3,631	3,637
Other intangibles, net of accumulated amortization of $43 and $42	1,460	1,461
Pension	141	96
Other assets	286	298

Total assets	$10,974	$10,946

Current liabilities
Current maturities of long-term debt	$1	$1
Notes payable	1,392	1,387
Accounts payable	1,058	1,135
Accrued advertising and promotion	397	357
Accrued income taxes	110	51
Accrued salaries and wages	172	280
Other current liabilities	323	341

Total current liabilities	3,453	3,552

Long-term debt	4,060	4,068
Deferred income taxes	301	300
Pension liability	590	631
Other liabilities	945	940

Commitments and contingencies

Shareholders’ equity
Common stock, $.25 par value	105	105
Capital in excess of par value	428	438
Retained earnings	5,027	4,836
Treasury stock, at cost	(1,767)	(1,790)
Accumulated other comprehensive income (loss)	(2,173)	(2,141)

Total Kellogg Company shareholders’ equity	1,620	1,448

Noncontrolling interests	5	7

Total shareholders’ equity	1,625	1,455

Total liabilities and shareholders’ equity	$10,974	$10,946

*	Condensed from audited financial statements.
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended
	April 4,	March 29,
(Results are unaudited)	2009	2008

Net sales	$3,169	$3,258

Cost of goods sold	1,867	1,894
Selling, general and administrative expense	773	819

Operating profit	529	545

Interest expense	67	82
Other income (expense), net	—	(11)

Income before income taxes	462	452
Income taxes	143	137

Net income	$319	$315

Net income (loss) attributable to noncontrolling interests	(2)	—

Net income attributable to Kellogg Company	$321	$315

Per share amounts:
Basic	$.84	$.82
Diluted	$.84	$.81

Dividends per share	$.3400	$.3100

Average shares outstanding:
Basic	382	386

Diluted	383	389

Actual shares outstanding at period end	382	379

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(millions)

							Accumulated	Total Kellogg
			Capital in				other	Company		Total	Total
	Common stock		excess of	Retained	Treasury stock		comprehensive	shareholders’	Noncontrolling	shareholders’	comprehensive
(unaudited)	shares	amount	par value	earnings	shares	amount	income (loss)	equity	interests (a)	equity	income (loss)

Balance, December 29, 2007	419	$105	$388	$4,217	29	$(1,357)	$(827)	$2,526	$2	$2,528

Common stock repurchases					13	(650)		(650)		(650)
Business acquisitions									7	7
Net income (loss)				1,148				1,148	(2)	1,146	1,146
Dividends				(495)				(495)		(495)
Other comprehensive income (loss)							(1,314)	(1,314)		(1,314)	(1,314)
Stock compensation			51					51		51
Stock options exercised and other			(1)	(34)	(5)	217		182		182

Balance, January 3, 2009	419	$105	$438	$4,836	37	$(1,790)	$(2,141)	$1,448	$7	$1,455	$(168)

Net income (loss)				321				321	(2)	319	319
Dividends				(130)				(130)		(130)
Other comprehensive income (loss)							(32)	(32)		(32)	(32)
Stock compensation			8					8		8
Stock options exercised and other			(18)			23		5		5

Balance, April 4, 2009	419	$105	$428	$5,027	37	$(1,767)	$(2,173)	$1,620	$5	$1,625	$287

(a)	Refer to Note 1 for further information.
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Quarter ended
	April 4,	March 29,
(unaudited)	2009	2008

Operating activities
Net income	$319	$315
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	84	94
Deferred income taxes	(31)	(11)
Other (a)	21	70
Postretirement benefit plan contributions	(74)	(41)
Changes in operating assets and liabilities:
Trade receivables	(182)	(242)
Inventories	75	39
Accounts payable	(78)	48
Accrued income taxes	187	75
Accrued interest expense	(34)	61
Accrued and prepaid advertising, promotion and trade allowances	44	12
Accrued salaries and wages	(106)	(129)
All other current assets and liabilities	20	(43)

Net cash provided by operating activities	245	248

Investing activities
Additions to properties	(73)	(67)
Acquisitions of businesses, net of cash acquired	—	(105)

Net cash used in investing activities	(73)	(172)

Financing activities
Net issuances of notes payable	2	(117)
Issuances of long-term debt	—	746
Reductions of long-term debt	(1)	(1)
Issuances of common stock	7	40
Common stock repurchases	—	(642)
Cash dividends	(130)	(119)
Other	2	8

Net cash used in financing activities	(120)	(85)

Effect of exchange rate changes on cash	(3)	17

Increase in cash and cash equivalents	49	8
Cash and cash equivalents at beginning of period	255	524

Cash and cash equivalents at end of period	$304	$532

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended April 4, 2009 (unaudited)
Note 1 Accounting policies
Basis of presentation
The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, shareholders’ equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 27 to 54 of the Company’s 2008 Annual Report on Form 10-K.
The condensed balance sheet data at January 3, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended April 4, 2009 are not necessarily indicative of the results to be expected for other interim periods or the full year.
The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted new financial accounting standards at the beginning of its 2009 fiscal year, as discussed within this Note.
Fair value
Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 157 “Fair Value Measurements” for non-financial assets and liabilities was adopted by the Company as of the beginning of its 2009 fiscal year. This was pursuant to FASB Staff Position (FSP) FAS 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements at least annually. Assets and liabilities subject to this deferral included goodwill, intangible assets, long-lived assets measured at fair value for impairment assessments and nonfinancial assets and liabilities initially measured at fair value in a business combination. The Company did not have any non-financial asset or liability measurements during the period, but included additional disclosures in Note 9.
Disclosures about derivative instruments
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” an amendment of SFAS No. 133, was adopted by the Company as of the beginning of its 2009 fiscal year. SFAS No. 161 requires companies to disclose their objectives and strategies for using derivative instruments, whether or not the derivatives are designated as hedging instruments. The pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposure (e.g. interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires disclosures about the income statement impact of derivative instruments by designation as fair value hedges, cash flow hedges, or hedges of the foreign currency exposure of a net investment in a foreign operation. The provisions of this standard, which were applied prospectively, resulted in additional disclosures contained in Note 10.
Business combinations and noncontrolling interests
SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” were adopted by the Company at the beginning of its 2009 fiscal year.
SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing them; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because most provisions of this standard were applied prospectively, the effect of adoption on the Company’s financial statements will depend primarily on specific transactions, if any, completed after 2008.

For acquisitions completed prior to January 4, 2009, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized in net income rather than as an adjustment to the cost of the acquisition. These changes will not have a significant impact on our consolidated financial statements.
Under SFAS No. 160, consolidated financial statements are presented as if the parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, upon adoption of SFAS No. 160, noncontrolling interests are reported as equity in a parent company’s consolidated financial statements. Furthermore, consolidated financial statements include 100% of a controlled subsidiary’s earnings, rather than only the parent company’s share. Lastly, transactions between the parent company and noncontrolling interests are reported in equity as transactions between shareholders provided that these transactions do not create a change in control. Previously, acquisitions of additional interests in a controlled subsidiary generally resulted in remeasurement of assets and liabilities acquired; dispositions of interests resulted in a gain or loss. The Company’s adoption of SFAS No. 160, which was applied retrospectively, resulted in a change in the financial statement presentation of its noncontrolling interests.
Note 2 Acquisitions and goodwill and other intangible assets
Acquisition
To expand the Company’s geographic presence, subsidiaries of the Company acquired substantially all of the equity interests in OJSC Kreker (doing business as “United Bakers”) and consolidated subsidiaries in January 2008. United Bakers is a leading producer of cereal, cookie and cracker products in Russia, with approximately 4,000 employees, six manufacturing facilities and a broad distribution network.
The Company paid $110 million cash (net of $5 million cash acquired), including approximately $67 million to settle debt and other assumed obligations of the acquired entities. Of the total cash paid, $5 million was spent in 2007 for transaction fees and advances. The remaining amount of $105 million was classified as an investing activity cash outflow in the Company’s Consolidated Statement of Cash Flows for the quarter ended March 29, 2008.
The purchase agreement between the Company and the seller provides for the payment of a currently undeterminable amount of contingent consideration at the end of three years, which will be calculated based on the growth of sales and earnings before income taxes, depreciation and amortization. Such payment will be recognized as additional purchase price when the contingency is resolved.
Goodwill and other intangible assets
Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization
	April 4,	January 3,	April 4,	January 3,
(millions)	2009	2009	2009	2009

Trademarks	$19	$19	$15	$14
Other	41	41	28	28

Total	$60	$60	$43	$42

For intangible assets in the preceding table, amortization was less than $1 million for each of the current and prior year quarterly periods. The current estimated aggregate annual amortization expense for full-year 2009 and each of the four succeeding fiscal years is approximately $2 million.
Intangible assets not subject to amortization

	Total carrying amount
	April 4,	January 3,
(millions)	2009	2009

Trademarks	$1,443	$1,443

Changes in the carrying amount of goodwill for the quarter ended April 4, 2009 are presented in the following table. Certain of the Company’s goodwill balances are subject to foreign currency translation adjustments. Fluctuations in exchange rates contributed to the change in goodwill balance for the quarter.
Carrying amount of goodwill

(millions)	North America	Europe	Latin America	Asia Pacific (a)	Consolidated

January 3, 2009	$3,539	$61	$—	$37	$3,637
Currency translation adjustment	—	(6)	—	—	(6)

April 4, 2009	$3,539	$55	$—	$37	$3,631

(a)	Includes Australia, Asia and South Africa.
Note 3 Exit or disposal activities
The Company views its continued spending on cost-reduction activities as part of its ongoing operating principles to provide greater visibility in achieving its long-term profit growth targets. Activities undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Each cost-reduction activity is normally up to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.
2009 activities

In 2009, the Company incurred costs related to a global lean manufacturing program, Kellogg’s lean, efficient, agile network (K LEAN). Lean manufacturing is a philosophy, that when applied to production methodologies, increases the efficiencies of manufacturing plants by reducing waste and errors, minimizing equipment downtime, and increasing equipment and labor productivity. This program seeks to optimize the Company’s global manufacturing network, reducing waste, developing best practices across its global facilities and reducing capital expenditures. The Company expects to incur approximately $20 million of costs in each of 2009 and 2010 associated with K LEAN. The charges represent cash payments for severance and other cash costs associated with the elimination of hourly and salaried positions at various global manufacturing facilities.
For the quarter ended April 4, 2009, the Company recorded $4 million of charges in cost of goods sold for severance payments in the North America operating segment. As of April 4, 2009, the Company had reserves of $1 million for employee severance payments.

Prior year activities
The Company incurred $9 million of costs for the quarter ended March 29, 2008 for two projects: the European manufacturing optimization plan impacting the Company’s facility in Manchester, England; and the reorganization of production processes to reflect changing market dynamics which impacted the Company’s plants in Valls, Spain and Bremen, Germany. These costs were recorded in cost of goods sold and were attributable to the Europe operating segment.
These programs were completed in 2008. There were no exit reserves related to either of the programs as of April 4, 2009 and as of the end of the Company’s 2008 fiscal year. See page 37 of the Company’s 2008 Annual Report on Form 10-K for further information on these projects.
The European manufacturing optimization plan began in 2006 to improve utilization of the Company’s facility in Manchester, England and to better align production in Europe. The following table presents total project costs for the quarter ended March 29, 2008.

Project costs
Quarter ended
(millions)	March 29, 2008

Employee severance	$2
Other cash costs (a)	1
Asset write-offs	1
Retirement benefits (b)	2

Total	$6

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transactions.

(b)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”
In October 2007, management committed to reorganize certain production processes at the Company’s plants in Valls, Spain and Bremen, Germany. The following table presents total project costs for the quarter ended March 29, 2008.

Project costs
Quarter ended
(millions)	March 29, 2008

Employee severance	$2
Asset write-offs	1

Total	$3

Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, charitable donations, foreign exchange gains and losses and costs related to commodity options. The company recognized net foreign exchange gains of $6 million, which were offset by individually insignificant items for the quarter ended April 4, 2009, as compared to losses of $7 million for the quarter ended March 29, 2008. The net foreign exchange gains for the first quarter of 2009 included $14 million of gains on translational hedges. The Company is currently not entering into translational hedges.
Note 5 Equity
Earnings per share
Basic net earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic net earnings per share is reconciled to diluted net earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 20 million for the quarter ended April 4, 2009 and 5 million for the quarter ended March 29, 2008.
Quarters ended April 4, 2009 and March 29, 2008:

	Net income	Average	Net
	attributable to	shares	earnings
(millions, except per share data)	Kellogg Company	outstanding	per share

2009
Basic	$321	382	$.84
Dilutive potential common shares	—	1	—

Diluted	$321	383	$.84

2008
Basic	$315	386	$.82
Dilutive potential common shares	—	3	(.01)

Diluted	$315	389	$.81

During the quarter ended April 4, 2009, the Company issued 0.2 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 6. On February 4, 2009, the Board of Directors authorized the repurchase of $650 million of the Company’s common stock during 2009 for general corporate purposes and to offset issuances for employee benefit programs. No purchases were made under this program.
Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all periods presented consists of foreign currency translation adjustments pursuant to SFAS No. 52 “Foreign Currency Translation,” fair value adjustments associated with cash flow hedges pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and adjustments for net experience losses and prior service cost pursuant to SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” Additionally, see Note 1 for discussion regarding the Company’s adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”

The Company’s benefit plan-related net experience losses and prior service cost decreased by $9 million during the quarter ended April 4, 2009 due to foreign currency remeasurement.
During the first quarter of 2008, the Company recorded a decrease to its defined benefit pension and postretirement plan obligations of $5 million comprised of a $6 million decrease for a census-related valuation update and a $1 million increase due to foreign currency remeasurement.
Quarter ended April 4, 2009:

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2009
Net income			$319
Other comprehensive income:
Foreign currency translation adjustments	(53)	—	(53)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	18	(6)	12
Reclassification to net earnings	(14)	5	(9)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	9	(3)	6
Prior service cost	—	—	—
Reclassification to net earnings:
Net experience loss	15	(5)	10
Prior service cost	3	(1)	2

	(22)	(10)	(32)

Total comprehensive income			$287

Quarter ended March 29, 2008:

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2008
Net income			$315
Other comprehensive income:
Foreign currency translation adjustments	69	—	69
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	29	(11)	18
Reclassification to net earnings	3	(1)	2
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	2	(1)	1
Prior service cost	3	(1)	2
Reclassification to net earnings:
Net experience loss	12	(4)	8
Prior service cost	3	(1)	2

	121	(19)	102

Total comprehensive income			$417

Accumulated other comprehensive income (loss) as of April 4, 2009 and January 3, 2009 consisted of the following:

	April 4,	January 3,
(millions)	2009	2009

Foreign currency translation adjustments	$(889)	$(836)
Cash flow hedges — unrealized net loss	(21)	(24)
Postretirement and postemployment benefits:
Net experience loss	(1,219)	(1,235)
Prior service cost	(44)	(46)

Total accumulated other comprehensive income (loss)	$(2,173)	$(2,141)

Note 6 Stock compensation
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, and to a lesser extent, executive performance shares and restricted stock grants. Additionally, the Company awards restricted stock to its non-employee directors. These awards are administered through several plans, as described on pages 41 to 44 of the Company’s 2008 Annual Report on Form 10-K.
The Company classifies pre-tax stock compensation expense in selling, general and administrative expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended
(millions)	April 4, 2009	March 29, 2008

Pre-tax compensation expense	$13	$21

Related income tax benefit	$5	$7

As of April 4, 2009, total stock-based compensation cost related to non-vested awards not yet recognized was approximately $46 million and the weighted-average period over which this amount is expected to be recognized was approximately 2 years.
Stock options
During the quarters ended April 4, 2009 and March 29, 2008, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. The 2009 grant has a three-year graded vesting period. Stock option grants prior to 2009 had a two-year graded vesting period. Other terms of the 2009 grant and the Company’s methods for determining grant-date fair value of the award were consistent with that described on pages 42 and 43 of the Company’s 2008 Annual Report on Form 10-K. Additionally, during the quarter ended March 29, 2008, the Company granted stock options to non-employee directors. Beginning in 2009, the practice of awarding stock options to non-employee directors was suspended. In lieu of options, non-employee directors will receive an annual grant of restricted stock.

Quarter ended April 4, 2009:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)
| | | |
Outstanding, beginning of period	26	$45
Granted	3	40
Exercised	—	—
Forfeitures and expirations	—	—

Outstanding, end of period	29	$45	7.1	$20

Exercisable, end of period	24	$45	6.6	$20

Quarter ended March 29, 2008:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director	Shares	exercise	contractual	value
stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	26	$44
Granted	4	51
Exercised	(1)	41
Forfeitures and expirations	—	—

Outstanding, end of period	29	$45	6.3	$213

Exercisable, end of period	24	$44	5.5	$201

The weighted-average fair value of options granted was $6.33 per share for the quarter ended April 4, 2009 and $8.34 per share for the quarter ended March 29, 2008. The fair value was estimated using the following assumptions:

		Weighted-	Weighted-
	Weighted-	average	average risk-
	average expected	expected term	free interest	Dividend
	volatility	(years)	rate	yield

Grants within the quarter ended April 4, 2009	24.00%	5.00	2.10%	3.40%

The total intrinsic value of options exercised was $1 million for the quarter ended April 4, 2009 and $11 million for the quarter ended March 29, 2008.
Performance shares
In the first quarter of 2009, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year cost saving targets are achieved.
The 2009 target grant currently corresponds to approximately 187 thousand shares, with a grant-date fair value of $36 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at April 4, 2009, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was (in millions): 2009 award-$14; 2008 award-$13; and 2007 award-$14. The 2006 performance share award, payable in stock, was settled at 200% of target in February 2009 for a total dollar equivalent of $19 million.
Note 7 Employee benefits
The Company sponsors a number of U.S. and foreign pension, other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 44 to 48 of the Company’s 2008 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended
(millions)	April 4, 2009	March 29, 2008

Service cost	$20	$23
Interest cost	47	50
Expected return on plan assets	(76)	(77)
Amortization of unrecognized prior service cost	3	3
Recognized net loss	11	9
Curtailment and special termination benefits	—	7

Total pension expense — Company plans	$5	$15

Other nonpension postretirement

	Quarter ended
(millions)	April 4, 2009	March 29, 2008

Service cost	$5	$4
Interest cost	16	17
Expected return on plan assets	(17)	(16)
Recognized net loss	3	2

Postretirement benefit expense	$7	$7

Postemployment

	Quarter ended
(millions)	April 4, 2009	March 29, 2008

Service cost	$1	$1
Interest cost	1	1
Recognized net loss	1	1

Postemployment benefit expense	$3	$3

Management currently plans to contribute approximately $85 million to its defined benefit pension plans and $15 million to its retiree health and welfare benefit plans during 2009, for a total of $100 million. During 2008, the Company contributed approximately $354 million to defined benefit pension plans and $97 million to retiree health and welfare benefit plans, for a total of $451 million. Plan funding strategies are periodically modified to reflect management’s current evaluation of tax deductibility, market conditions and competing investment alternatives.
Note 8 Income taxes
Effective income tax rate
The consolidated effective income tax rate was approximately 31% for the quarter ended April 4, 2009, as compared to 30% for the comparable quarter of 2008.

Uncertain tax positions
As of April 4, 2009, the Company classified approximately $36 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the aforementioned current liability balance expected to be settled within one year, offset by approximately $4 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the quarter ended April 4, 2009. Approximately $111 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods. This amount differs from the gross unrecognized tax benefits presented in the table due to the decrease in U.S. federal income taxes which would occur upon recognition of any state taxes.

(millions)	2009

Balance at January 3, 2009	$132
Tax positions related to current year:
Additions	2
Reductions	—
Tax positions related to prior years:
Additions	2
Reductions	(2)
Settlements	(2)

Balance at April 4, 2009	$132

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other noncurrent liabilities.
The Company classifies income tax-related interest and penalties as interest expense and selling, general, and administrative expense, respectively. For the quarter ended April 4, 2009, the Company recognized expense of $1 million for tax related interest and had approximately $29 million accrued.
Note 9 Fair value measurements
The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of April 4, 2009 and January 3, 2009:

(millions)	Level 1		Level 2		Level 3		Total
	April 4,	January 3,	April 4,	January 3,	April 4,	January 3,	April 4,	January 3,
	2009	2009	2009	2009	2009	2009	2009	2009

Assets:
Derivatives (recorded in other current assets)	$9	$9	$36	$34	$—	$—	$45	$43
Derivatives (recorded in other assets)	—	—	36	43	—	—	36	43

Total assets	$9	$9	$72	$77	$—	$—	$81	$86

Liabilities:
Derivatives (recorded in other current liabilities)	$(2)	$—	$(30)	$(17)	$—	$—	$(32)	$(17)
Derivatives (recorded in other liabilities)	—	—	(13)	(4)	—	—	(13)	(4)

Total liabilities	$(2)	$—	$(43)	$(21)	$—	$—	$(45)	$(21)

As discussed in Note 1, the Company adopted FSP FAS 157-2 at the beginning of its 2009 fiscal year. FSP FAS 157-2 delayed by one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed in the financial statements at least annually.
Non-financial liabilities measured at fair value on a non-recurring basis as of April 4, 2009 included employee severance reserves recorded in accordance with the provisions of SFAS No. 112, “Employers’ Accounting for Postemployment Benefits, an amendment of FASB statements No. 5 and 43.” The calculation of these reserves is based on employees’ years of service, position level, and current salary, using the cost approach. At April 4, 2009, these amounts were immaterial.

Credit risk concentration
The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative financial and commodity contracts. Management believes a concentration of credit risk with respect to derivative counterparties is limited due to the credit ratings of the counterparties and the use of master netting and reciprocal collateralization agreements.
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of $36 million as of April 4, 2009.
For certain derivative contracts reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or our counterparties exceeds a certain amount. There were no collateral balance requirements at April 4, 2009.
Note 10 Derivative instruments and hedging activities
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” was adopted by the Company as of the beginning of its 2009 fiscal year, as discussed in Note 1.
The Company is exposed to certain market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices, which exist as a part of its ongoing business operations. Management uses derivative financial and commodity instruments, including futures, options, and swaps, where appropriate, to manage these risks. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.
In accordance with SFAS No. 133, the Company designates derivatives as cash flow hedges, fair value hedges, net investment hedges, or other contracts used to reduce volatility in the translation of foreign currency earnings to U.S. dollars. The fair value of derivative instruments is recorded in other current assets, other assets, other current liabilities or other liabilities. Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in the Consolidated Statement of Income in other income (expense), net. Within the Consolidated Statement of Cash Flows, settlements of cash flow and fair value hedges are classified as an operating activity; settlements of all other derivatives are classified as a financing activity. As a matter of policy, the Company does not engage in trading or speculative hedging transactions.
Cash flow hedges
Qualifying derivatives are accounted for as cash flow hedges when the hedged item is a forecasted transaction. Gains and losses on these instruments are recorded in other comprehensive income until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Income on the same line item as the underlying transaction.
Fair value hedges
Qualifying derivatives are accounted for as fair value hedges when the hedged item is a recognized asset, liability, or firm commitment. Gains and losses on these instruments are recorded in earnings, offsetting gains and losses on the hedged item.
Net investment hedges
Qualifying derivative and nonderivative financial instruments are accounted for as net investment hedges when the hedged item is a nonfunctional currency investment in a subsidiary. Gains and losses on these instruments are included in foreign currency translation adjustments in AOCI.

Other contracts
The Company also periodically enters into foreign currency forward contracts and options to reduce volatility in the translation of foreign currency earnings to U.S. dollars. Gains and losses on these instruments are recorded in other income (expense), net, generally reducing the exposure to translation volatility during a full-year period.
Foreign currency exchange risk
The Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany transactions and nonfunctional currency denominated third-party debt. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency denominated earnings to U.S. dollars. Management assesses foreign currency risk based on transactional cash flows and translational volatility and enters into forward contracts, options, and currency swaps to reduce fluctuations in net long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements are established in conjunction with the term of underlying debt issues.
For foreign currency cash flow and fair value hedges, the assessment of effectiveness is generally based on changes in spot rates. Changes in time value are reported in other income (expense), net.
The total notional amount of foreign currency derivative instruments was $915 million and $924 million at April 4, 2009 and January 3, 2009, respectively.
Interest rate risk
The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt. The Company periodically uses interest rate swaps, including forward-starting swaps, to reduce interest rate volatility and funding costs associated with certain debt issues, and to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions.
Fixed-to-variable interest rate swaps are accounted for as fair value hedges and the assessment of effectiveness is based on changes in the fair value of the underlying debt, using incremental borrowing rates currently available on loans with similar terms and maturities.
The total notional amount of interest rate derivative instruments was $750 million at April 4, 2009 and January 3, 2009.
Price risk
The Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. The Company has historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. During 2006, the Company entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in its manufacturing processes. The notional amount of the swaps totaled $160 million as of April 4, 2009 and $167 million as of January 3, 2009.
Commodity contracts are accounted for as cash flow hedges. The assessment of effectiveness for exchange-traded instruments is based on changes in futures prices. The assessment of effectiveness for over-the-counter transactions is based on changes in designated indexes.
The total notional amount of commodity derivative instruments, including the natural gas swaps, was $237 million and $267 million at April 4, 2009 and January 3, 2009, respectively.

Credit-risk-related contingent features
Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moodys). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on April 4, 2009 was $18 million. If the credit rating-related contingent features were triggered as of April 4, 2009, the Company would be required to post collateral of $18 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of April 4, 2009 triggered by either of these contingent features.
Fair values of derivative instruments in the Consolidated Balance Sheet designated as hedging instruments as of April 4, 2009 were as follows:

	Asset derivatives		Liability derivatives
	Balance sheet		Balance sheet
(millions)	location	Fair value	location	Fair value

Interest rate contracts	Other assets	$36	Other liabilities	$—

Foreign currency exchange contracts	Other current assets	36	Other current liabilities	(21)

Commodity contracts	Other current assets	9	Other current liabilities	(11)
Commodity contracts	Other assets	—	Other liabilities	(13)

Total		$81		$(45)

The effect of derivative instruments on the Consolidated Statement of Earnings for the quarter ended April 4, 2009 was as follows:

Derivatives in fair value hedging	Location of gain (loss)	Gain (loss) recognized
relationships (millions)	recognized in income	in income

Foreign currency exchange contracts	Other income (expense), net	$4

				Location of gain (loss)	Gain (loss)
		Location of	Gain (loss)	recognized in income	recognized in income
	Gain (loss)	gain (loss)	reclassified from	(ineffective portion and	(ineffective portion and
Derivatives in cash flow hedging	recognized	reclasified	AOCI into	amount excluded from	amount excluded from
relationships (millions)	in AOCI	from AOCI	income	effectiveness testing)	effectiveness testing)

Foreign currency exchange contracts	$6	Cost of goods sold	$9	Other income (expense), net	$(1)
Foreign currency exchange contracts	1	Selling, general and administrative expense	(1)	Other income (expense), net	—

Interest rate contracts	—	Interest expense	(2)	N/A	—

Commodity contracts	11	Cost of goods sold	8	Other income (expense), net	—

Total	$18		$14		$(1)

Derivatives not designated as hedging	Location of gain (loss)	Gain (loss) recognized
instruments (millions)	recognized in income	in income

Foreign currency exchange contracts	Other income (expense), net	$1

Refer to Note 9 for disclosures regarding the fair value of the Company’s derivatives.
Note 11 Product recall
In January and February, 2009, the Company recalled certain products because they included ingredients that had the potential to be contaminated with salmonella. The recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigations of Peanut Corporation of America, which supplied the Company with peanut paste and other ingredients.
The recall represented a Type I subsequent event and in accordance with U.S. GAAP, the Company recorded certain costs associated with the recall in its 2008 financial results. See Note 15 on page 52 in the Company’s 2008 Annual Report on Form 10-K for further information on the recall.

The Company incurred additional costs associated with the recall for product manufactured and sold in 2009. The recall reduced North America’s operating profit for the quarter ended April 4, 2009 by $27 million or $0.05 of earnings per diluted share. Of the total charges, $13 million related to estimated customer returns and consumer rebates and was recorded as a reduction to net sales; $13 million related to costs associated with returned product and the disposal and write-off of inventory which was recorded as cost of goods sold; and $1 million related to other costs which were recorded as selling, general and administrative expense.
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

	Quarter ended
	April 4,	March 29,
(millions)	2009	2008

Net sales
North America	$2,211	$2,148
Europe	557	677
Latin America	230	253
Asia Pacific (a)	171	180

Consolidated	$3,169	$3,258

Segment operating profit
North America	$403	$403
Europe	95	112
Latin America	49	45
Asia Pacific (a)	25	31
Corporate	(43)	(46)

Consolidated	$529	$545

(a)	Includes Australia, Asia and South Africa.

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
We manage our Company for sustainable performance defined by our long-term annual growth targets. These targets are low single-digit (1 to 3%) for internal net sales, mid single-digit (4 to 6%) for internal operating profit, and high single-digit (7 to 9%) for net earnings per share on a currency neutral basis. See the “Foreign currency translation” section for an explanation of management’s definition of currency neutral.
For the quarter ended April 4, 2009, we reported a 3% decline in net sales, with internal net sales increasing by 4%. Consolidated operating profit declined 3%, with internal operating profit increasing by almost 7%. Diluted earnings per share (“EPS”) grew 4% to $.84, compared to $.81 in the comparable prior period. EPS on a currency neutral basis grew 14%.
For 2009, despite a tough economic outlook, we expect our business model and strategy will deliver internal net sales growth of 3 to 4% and internal operating profit growth of mid single-digits (4 to 6%) which are in line with our long-term annual growth targets. We expect our earnings per share to grow at high single-digits (7 to 9%) on a currency neutral basis.
Net sales and operating profit
The following table provides an analysis of net sales and operating profit performance for the first quarter of 2009 versus 2008:

	North		Latin	Asia Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2009 net sales	$2,211	$557	$230	$171	$—	$3,169

2008 net sales	$2,148	$677	$253	$180	$—	$3,258

% change — 2009 vs. 2008:
Volume (tonnage) (b)	-1.9%	-3.8%	-.2%	9.2%	—	-1.6%
Pricing/mix	6.0%	5.1%	8.7%	1.5%	—	5.8%

Subtotal — internal business	4.1%	1.3%	8.5%	10.7%	—	4.2%
Acquisitions (c)	.1%	1.0%	—	7.1%	—	.8%
Foreign currency impact	-1.3%	-20.0%	-17.7%	-23.2%	—	-7.7%

Total change	2.9%	-17.7%	-9.2%	-5.4%	—	-2.7%

	North		Latin	Asia Pacific
(dollars in millions)	America	Europe	America	(a)	Corporate	Consolidated

2009 operating profit	$403	$95	$49	$25	$(43)	$529

2008 operating profit	$403	$112	$45	$31	$(46)	$545

% change — 2009 vs. 2008:
Internal business	1.6%	8.8%	28.0%	16.4%	4.2%	6.6%
Acquisitions (c)	.1%	.1%	—	-8.3%	—	-.4%
Foreign currency impact	-1.7%	-23.5%	-18.4%	-26.4%	—	-9.1%

Total change	0.0%	-14.6%	9.6%	-18.3%	4.2%	-2.9%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of results for the quarterly period ended April 4, 2009 from the acquisitions of Navigable Foods, Specialty Cereal and certain assets and liabilities of IndyBake.

Our consolidated net sales decreased by 3%, driven by a significant negative impact from foreign currency translation. Excluding this negative impact, internal net sales grew by 4%, driven by the continued momentum of our pricing and mix initiatives. Internal net sales grew despite the decrease in volume compared to the prior year. We experienced volume growth in global ready-to-eat cereal, which was more than offset by a volume decline in snacks due to the recall of certain peanut-related products and the re-sizing of certain snack boxes in North America, and the move from a volume to value model in Russia.
Our North America operating segment had internal sales growth of 4%. The retail cereal product group grew by almost 6% as we experienced broad based growth in our core brands such as Mini-Wheats, as well as our innovations such as Special K Blueberry, Jumbo Rice Krispies and Frosted Mini-Wheats Little Bites. The retail snack product group (cookies, crackers, toaster pastries, cereal bars, and fruit snacks) grew by 2% with growth from our FiberPlus innovation, Rice Krispies Treat Squares and our Kashi TLC cereal bars. Our snacks growth was negatively impacted by the peanut-related recall. See the “Product recall” section for further information. The frozen and specialty channels (frozen foods, food service and vending) grew a strong 6% driven by solid growth in Eggo waffles and Eggo Bake Shop innovations.
Our International operating segments collectively achieved net sales growth of 4% on an internal basis. Europe’s internal net sales grew by 1%. Net sales were negatively impacted by retailer disputes resolved during the quarter. Snacks products continued to perform well across the region, especially in the UK driven by Rice Krispies Squares. Latin America’s internal net sales growth was 8% attributable to price increases initiated in 2008 and by cereal sales in Venezuela. Asia Pacific had a very strong quarter, building on last year’s momentum with 11% internal net sales growth. Retail cereal grew exceptionally well in Australia, South Africa and India.
Consolidated operating profit decreased by 3% on an as reported basis and increased almost 7% on an internal basis, when excluding the impact of foreign currency translation and acquisitions. While we continue to experience significant commodity cost pressures, we have been able to more than offset those pressures by savings from our cost reduction initiatives and our pricing/mix. Costs incurred as a result of the peanut-related recall of Kellogg products adversely impacted North America’s operating profit by $27 million or 7% of the quarter’s operating profit. See the “Product recall” section for further information. North America also had higher up-front costs associated with cost reduction initiatives as discussed in the “Other cost reduction initiatives” section. Internal operating profit increased in Latin America due to strong top line growth and lower up-front costs. Europe’s internal operating profit benefited from lower up-front costs, pricing/mix and savings from cost reduction initiatives. Strong top line growth in Asia Pacific resulted in strong internal operating profit growth. Reported operating profit growth was negatively impacted by foreign currency and the acquisition of Navigable Foods. For further information on our acquisitions, see pages 34 to 35 in our 2008 Annual Report on Form 10-K.
Margin performance
Margin performance for the first quarter of 2009 versus 2008 is presented in the following table:

			Change
			vs. prior
Quarter	2009	2008	year (pts.)

Gross margin (a)	41.1%	41.9%	-0.8
SGA% (b)	-24.4%	-25.2%	0.8

Operating margin	16.7%	16.7%	0.0

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

(b)	Selling, general and administrative expense as a percentage of net sales.
We strive for gross profit dollar growth to reinvest in brand-building and innovation expenditures. We maximize our gross profit dollars by managing external cost pressures through product pricing and mix improvements, implementing productivity savings and technological initiatives as well as entering into commodity hedges and fixed price contracts to reduce the cost of product ingredients and packaging. For the quarter, our gross profit was down $62 million and was negatively impacted by foreign exchange and peanut-related recall costs. Our gross profit would have been higher by $108 million if we excluded the impact of foreign exchange. Operating margin remained unchanged from the prior year due to disciplined spending in promotions.
As illustrated in the preceding table, our consolidated gross margin declined 80 basis points in the quarter. Our recent acquisitions lowered gross margin by approximately 20 basis points for the quarter. We also continue to experience inflationary cost pressures for fuel, energy, commodities and employee benefits. During the quarter, higher costs, including recall related costs were offset by savings from cost reduction initiatives and price increases. We expect our full year margin to be flat compared to the prior year by continued price realization and cost savings which will offset cost pressures.
Foreign currency translation

The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily in the euro, British pound, Mexican peso, Australian dollar and Canadian dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.
The recent volatility in the foreign exchange markets has limited our ability to forecast future U.S. dollar reported earnings. As such, we are measuring diluted earnings per share growth and providing guidance on future earnings on a currency neutral basis, assuming earnings are translated at the prior year’s exchange rates. This non-GAAP financial measure is being used to focus management and investors on local currency business results, thereby providing visibility to the underlying trends of the Company. Management believes that excluding the impact of foreign currency from EPS provides a better measurement of comparability given the volatility in foreign exchange markets.
Below is a reconciliation of reported diluted EPS to currency neutral EPS for the quarter ended April 4, 2009:

	Quarter ended
Consolidated results	April 4, 2009	March 29, 2008

Diluted net earnings per share (EPS)	$0.84	$0.81
Translational impact (a)	0.08

Currency neutral EPS	$0.92

Currency neutral EPS growth (b)	14%

(a)	Translation impact is the difference between reported EPS and the translation of current year net profits at prior year exchange rates, adjusted for any gains (losses) on translational hedges.

(b)	Calculated as a percentage of growth from the prior years’ reported EPS.
Product recall
In January and February, 2009, we recalled certain products because they included ingredients that had the potential to be contaminated with salmonella. The recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigations of Peanut Corporation of America, which supplied us with peanut paste and other ingredients.
The recall represented a Type I subsequent event and in accordance with U.S. GAAP, we recorded certain costs associated with the recall in our 2008 financial results. See Note 15 on page 52 of our 2008 Annual Report on Form 10-K for further information on the recall. We incurred additional costs in the North America operating segment associated with the recall for product manufactured and sold in 2009 of $27 million or $0.05 of diluted earnings per share.
Exit or disposal activities
We view our continued spending on cost reduction initiatives as part of our ongoing operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Each cost reduction initiative is normally up to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. Certain of these initiatives represent exit or disposal plans for which material charges will be incurred. We include these charges in our measure of operating segment profitability. Management has recently announced its intention to achieve $1 billion of annual cost savings in three years (beginning in 2012). These initiatives are integral to meeting our $1 billion savings challenge.

2009 activities
In 2009, we incurred costs related to our global lean manufacturing program, Kellogg’s lean, efficient, agile network (K LEAN). Lean manufacturing is a philosophy, that when applied to production methodologies, increases the efficiencies of manufacturing plants by reducing waste and errors, minimizing equipment downtime, and increasing equipment and labor productivity. This program seeks to optimize our global manufacturing network, reducing waste, developing best practices across our global facilities and reducing capital expenditures. We expect to incur approximately $20 million in each of 2009 and 2010 related to exit costs associated with K LEAN. The charges represent cash payments for severance and other cash costs associated with the elimination of hourly and salaried positions at various global manufacturing facilities.
For the quarter ended April 4, 2009, we recorded $4 million of charges in cost of goods sold for severance payments in the North America operating segment. As of April 4, 2009, we had reserve of $1 million for employee severance payments.
Prior year activities
We incurred $9 million of costs for the quarter ended March 29, 2008 for two projects: the European manufacturing optimization plan impacting our facility in Manchester, England; and the reorganization of production processes to reflect changing market dynamics which impacted our plants in Valls, Spain and Bremen, Germany. These costs were recorded in cost of goods sold and were attributable to the Europe operating segment.
These programs were completed in 2008. There were no exit reserves related to either of the programs as of April 4, 2009 and as of the end of the Company’s 2008 fiscal year. See page 37 in our 2008 Annual Report on Form 10-K for further information on these projects.
The European manufacturing optimization plan began in 2006 to improve utilization of our facility in Manchester, England and to better align production in Europe. The following table presents total project costs for the quarter ended March 29, 2008.

Project costs
Quarter ended
(millions)	March 29, 2008

Employee severance	$2
Other cash costs (a)	1
Asset write-offs	1
Retirement benefits (b)	2

Total	$6

(a)	Primarily includes expenditures for equipment removal and relocation, and temporary contracted services to facilitate employee transactions.

(b)	Pension plan curtailment losses and special termination benefits recognized under SFAS No. 88 “Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”
In October 2007, management committed to reorganize certain production processes at its plants in Valls, Spain and Bremen, Germany. The following table presents total project costs for the quarter ended March 29, 2008.

Project costs
Quarter ended
(millions)	March 29, 2008

Employee severance	$2
Asset write-offs	1

Total	$3

Other cost reduction initiatives
In addition to exit costs, we incurred additional charges related to our K LEAN cost reduction initiative for the quarter ended April 4, 2009. We incurred $15 million of costs for consulting recorded in cost of goods sold in the following operating segments (in millions): North America - $13, Europe - $1 and Latin America — $1. Total project costs to date are $27 million and are recorded in cost of goods sold in the following operating segments (in millions): North America — $25, Europe $1 and Latin America — $1. The total cost and cash outlay for this program, excluding exit costs, is estimated to be $65 million. This project is expected to be substantially complete by the end of 2009.
For the quarter ended March 29, 2008, we incurred $10 million of expense in connection with a payment for the restructuring of our labor force at a manufacturing facility in Mexico. The cost, which was recorded in cost of goods sold and was attributable to the Latin America operating segment, resulted in employee benefit cost savings.
Interest expense
For the quarter ended April 4, 2009, interest expense was $67 million and interest income (which is recorded within other income) was $1 million, as compared to the quarter ended March 29, 2008 with interest expense of $82 million and interest income of $5 million.
For the full year 2009, we expect gross interest expense to be approximately $270 to $275 million, compared to 2008’s full year amount of $308. The forecasted decline is driven by lower short-term borrowing rates.
Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, charitable donations, foreign exchange gains and losses and costs related to commodity options. We recognized net foreign exchange gains of $6 million for the quarter ended April 4, 2009, as compared to losses of $7 million for the quarter ended March 29, 2008. The net foreign exchange gains for the first quarter of 2009 included $14 million of gains on translational hedges. We are currently not entering into translational hedges.
Income taxes
The consolidated effective income tax rate was approximately 31% for the quarter ended April 4, 2009, as compared to 30% for the comparable quarter of 2008.
For the full year 2009, we currently expect the consolidated effective income tax rate to be approximately 30% to 31%. Our estimate of the effective income tax rate for any period is highly influenced by country mix of earnings, changes in statutory tax rates, timing of implementation of tax planning initiatives, and developments which affect our evaluation of uncertain tax positions.
Liquidity and capital resources
Overview
Our principal source of liquidity is operating cash flows, supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.
We believe that our operating cash flow, together with our credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all.
Operating activities
The principal source of our operating cash flow is net income, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding) is relatively short, equating to approximately 23 days for the trailing 365-day periods ended April 4, 2009 and March 29, 2008.

The following table presents the major components of our operating cash flow during the current and prior quarters:

	Quarter ended
	April 4,	March 29,	Change versus prior
(millions)	2009	2008	year

Operating activities
Net income	$319	$315	$4

Items in net income not requiring (providing) cash:
Depreciation and amortization	84	94	(10)
Deferred income taxes	(31)	(11)	(20)
Other (a)	21	70	(49)

Net income after non-cash items	393	468	(75)

Pension and other postretirement benefit plan contributions	(74)	(41)	(33)
Changes in operating assets and liabilities:
Core working capital (b)	(185)	(155)	(30)
Other working capital	111	(24)	135

	(74)	(179)	105

Net cash provided by operating activities	$245	$248	$(3)

(a)	Consists principally of non-cash expense accruals for employee compensation and benefit obligations.

(b)	Inventory and trade receivables less trade payables.
Net cash provided by operating activities for the year-to-date period ended April 4, 2009 was relatively flat compared with the same period in 2008. A reduction in cash-based earnings in the first quarter of 2009 was offset by a positive change in other working capital. Other working capital in 2009 included a favorable impact related to income taxes and cash paid for advertising and promotion, partially offset by an increase in cash paid for interest in the first quarter of 2009. Unlike the first quarter of 2008, the first quarter 2009 included April 1, which is a date we pay interest under certain debt agreements.
Our pension and postretirement benefit plan contributions amounted to $74 million and $41 million for the year-to-date periods ended April 4, 2009 and March 29, 2008, respectively. During the remainder of 2009, we currently project that we will make additional contributions to pension and postretirement plans totaling $25 million. Our actual contributions for 2009 could be different from this projection, since contribution levels may change as a result of changes in regulatory requirements or our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities.
We define cash flow as net cash provided by operating activities reduced by expenditures for property additions. We use this non-GAAP financial measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchases. Our cash flow metric is reconciled to the most comparable GAAP measure, as follows:

	Quarter ended		Change
	April 4,	March 29,	versus
(dollars in millions)	2009	2008	prior year

Net cash provided by operating activities	$245	$248	-1.2%
Additions to properties	(73)	(67)

Cash flow	$172	$181	-5.0%

For full year 2009, we are forecasting cash flow (as defined) ranging from $1,050 million to $1,150 million. This projection assumes an adverse impact on 2009 cash flow of approximately $100 million associated with changes in foreign currency exchange rates.
Investing activities
Our net cash used by investing activities for the year-to-date period ended April 4, 2009 amounted to $73 million, a decrease of $99 million when compared with $172 million in the comparable prior year period. The decrease was primarily attributable to cash outflows of $105 million associated with an acquisition during the year-to-date period ended March 29, 2008, further discussed in Note 2 within Notes to Consolidated Financial Statements.
We expect 2009 property additions to amount to 3.0% to 4.0% of net sales, which is consistent with our actual spending rate for 2008 and our long-term target for capital spending.
Financing activities
Our net cash used in financing activities for the year-to-date period ended April 4, 2009 amounted to $120 million compared with $85 million for year-to-date period ended March 29, 2008. In contrast with 2008, financing activity in 2009 did not involve issuance of long term debt or repurchases of common stock.
In March 2008, we issued $750 million of five-year 4.25% fixed rate U.S. Dollar Notes, and used proceeds of $746 million from issuance of this long-term debt to retire a portion of our commercial paper. In conjunction with the March 2008 debt issuance, we entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation for the duration of the five-year term.
Our Board of Directors has authorized stock repurchases of up to $650 million for general corporate purposes and to offset issuances under employee benefit programs. To date, we have not repurchased any stock under this authorization; however, we intend to execute the $650 million stock repurchase program during the remainder of 2009. During the first quarter of 2008, we spent $642 million to purchase approximately 13 million shares of our common stock.
In February 2009, our Board of Directors declared a dividend of $0.34 per common share, which we paid on March 17, 2009 to shareholders of record at close of business on March 3, 2009. In April 2009, our Board of Directors declared a dividend of $0.34 per common share, payable June 16, 2009 to shareholders of record at close of business on June 1, 2009. We also announced that the Board plans to increase the quarterly dividend to $0.375 per share beginning with the third quarter of 2009. This increase is consistent with our current plan to maintain our dividend pay-out ratio between 40% and 50% of reported net earnings.
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

Forward-looking statements
This Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, fuel, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:
▪	the impact of competitive conditions;

▪	the effectiveness of pricing, advertising, and promotional programs;

▪	the success of innovation and new product introductions;

▪	the recoverability of the carrying value of goodwill and other intangibles;

▪	the success of productivity improvements and business transitions;

▪	commodity and energy prices;

▪	labor costs;

▪	the availability of and interest rates on short-term and long-term financing;

▪	actual market performance of benefit plan trust investments;

▪	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

▪	changes in consumer behavior and preferences;

▪	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

▪	legal and regulatory factors;

▪	the ultimate impact of product recalls;

▪	business disruption or other losses from war, terrorist acts, or political unrest; and,

▪	the risks and uncertainties described herein under Part II, Item 1A.
Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Refer to disclosures contained on pages 25-26 of the Company’s 2008 Annual Report on Form 10-K. With regard to our foreign currency exchange risk, we continue to monitor the highly volatile economic environment in Venezuela. A significant devaluation in the Venezuelan bolivar fuerte could negatively impact the results of operations in our Latin America operating segment.
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
As of April 4, 2009, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KELLOGG COMPANY
PART II – OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended January 3, 2009. The risk factors disclosed under this Part II, Item 1A and in Part I, Item 1A to our Annual report on Form 10-K for the fiscal year ended January 3, 2009, in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
On February 4, 2009, the Board of Directors authorized management to repurchase up to $650 million of the Company’s common stock during 2009 for general corporate purposes and to offset issuances for employee benefit programs. During the quarter ended April 4, 2009, the Company did not acquire any shares of its common stock. During this period, $650 million was the dollar value of shares that may have been purchased under existing plans or programs.
Item 4. Submission of Matters to a Vote of Security Holders
(a)	On April 24, 2009, the Company held its Annual Meeting of Shareowners.

(b)	At that Annual Meeting, John T. Dillon, James M. Jenness, Donald R. Knauss, and Robert A. Steele, were re-elected for a three-year term; with Dr. Benjamin S. Carson, Sr., Gordon Gund, Dorothy A. Johnson, Ann McLaughlin Korologos, A. D. David Mackay, Rogelio Rebolledo, Sterling K. Speirn and Dr. John L. Zabriskie continuing as directors.

(c)	Six matters were voted on at such Annual Meeting: the re-election of the four directors described in (b) above; the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for 2009; management’s proposal to adopt the Kellogg Company 2009 Long-Term Incentive Plan, management’s proposal to adopt the Kellogg Company 2009 Non-Employee Director Stock Plan, a Shareowner proposal to enact a majority vote requirement for the election of directors, and a Shareowner proposal to elect each director annually.

In the election of directors, the following directors received the following votes:

	FOR	WITHHELD
John T. Dillon	330,666,015	11,340,417

James M. Jenness	330,332,919	11,673,512

Donald R. Knauss	333,580,080	8,426,352

Robert A. Steele	333,432,152	8,574,280

     In addition, the following matters received the following votes:

Proposal	For	Against	Abstain	Broker Non-Vote
Ratification of Independent Registered Public Accounting Firm	337,292,766	4,120,695	593,169	—
Approval of 2009 Long-Term Incentive Plan	284,563,190	22,278,560	604,091	34,560,789
Approval of 2009 Non-Employee Director Stock Plan	289,411,313	17,341,599	692,930	34,560,788
Shareowner Proposal To Enact a Majority Vote Requirement for Election of Directors	82,646,734	224,103,894	694,512	34,561,490
Shareowner Proposal To Elect Each Director Annually	135,875,382	170,921,593	648,366	34,561,289
Item 6. Exhibits
     (a) Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant

32.1	Section 1350 Certification from A.D. David Mackay

32.2	Section 1350 Certification from John A. Bryant

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
Date: May 7, 2009

KELLOGG COMPANY
EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

31.1	Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant	E

32.1	Section 1350 Certification from A. D. David Mackay	E

32.2	Section 1350 Certification from John A. Bryant	E