Form 10-Q
period 2009-07-04
KELLOGG CO
filed 2009-08-07
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
Yes ☐      No ☑
Common Stock outstanding as of August 1, 2009 — 382,841,485 shares

KELLOGG COMPANY
INDEX

PART I — Financial Information	Page

Item 1:
Financial Statements

Consolidated Balance Sheet — July 4, 2009 and January 3, 2009	2

Consolidated Statement of Income — quarter and year-to-date periods ended July 4, 2009 and June 28, 2008	3

Consolidated Statement of Equity — year ended January 3, 2009 and year-to-date period ended July 4, 2009	4

Consolidated Statement of Cash Flows — year-to-date periods ended July 4, 2009 and June 28, 2008	5

Notes to Consolidated Financial Statements	6-24

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	25-34

Item 3:
Quantitative and Qualitative Disclosures about Market Risk	35

Item 4:
Controls and Procedures	35

PART II — Other Information

Item 1A:
Risk Factors	36

Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 6:
Exhibits	36

Signatures	37

Exhibit Index	38
Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay
Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant
Section 1350 Certification from A. D. David Mackay
Section 1350 Certification from John A. Bryant
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	July 4,	January 3,
	2009	2009
	(unaudited)	*

Current assets
Cash and cash equivalents	$424	$255
Accounts receivable, net	1,191	1,100
Inventories:
Raw materials and supplies	223	203
Finished goods and materials in process	610	694
Deferred income taxes	105	112
Other prepaid assets	162	157

Total current assets	2,715	2,521

Property, net of accumulated depreciation of $4,405 and $4,171	2,977	2,933
Goodwill	3,639	3,637
Other intangibles, net of accumulated amortization of $43 and $42	1,460	1,461
Pension	169	96
Other assets	302	298

Total assets	$11,262	$10,946

Current liabilities
Current maturities of long-term debt	$1	$1
Notes payable	508	1,387
Accounts payable	1,052	1,135
Accrued advertising and promotion	410	357
Accrued income taxes	—	51
Accrued salaries and wages	231	280
Other current liabilities	374	341

Total current liabilities	2,576	3,552

Long-term debt	4,808	4,068
Deferred income taxes	330	300
Pension liability	621	631
Other liabilities	955	940

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	441	438
Retained earnings	5,246	4,836
Treasury stock, at cost	(1,755)	(1,790)
Accumulated other comprehensive income (loss)	(2,069)	(2,141)

Total Kellogg Company equity	1,968	1,448

Noncontrolling interests	4	7

Total equity	1,972	1,455

Total liabilities and equity	$11,262	$10,946

*	Condensed from audited financial statements.
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
	July 4,	June 28,	July 4,	June 28,
(Results are unaudited)	2009	2008	2009	2008

Net sales	$3,229	$3,343	$6,398	$6,601

Cost of goods sold	1,825	1,899	3,692	3,793
Selling, general and administrative expense	851	914	1,624	1,733

Operating profit	553	530	1,082	1,075

Interest expense	67	77	134	159
Other income (expense), net	9	(8)	9	(19)

Income before income taxes	495	445	957	897
Income taxes	141	133	284	270
Earnings (loss) from joint ventures	(1)	—	(1)	—

Net income	$353	$312	$672	$627

Net income (loss) attributable to noncontrolling interests	(1)	—	(3)	—

Net income attributable to Kellogg Company	$354	$312	$675	$627

Per share amounts:
Basic	$.93	$.82	$1.77	$1.64
Diluted	$.92	$.82	$1.76	$1.63

Dividends per share	$.3400	$.3100	$.6800	$.6200

Average shares outstanding:
Basic	383	379	382	382

Diluted	383	382	383	386

Actual shares outstanding at period end			383	379

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

			Capital in				Accumulated other	Total Kellogg			Total
	Common stock		excess of	Retained	Treasury stock		comprehensive	Company	Noncontrolling	Total	comprehensive
(unaudited)	shares	amount	par value	earnings	shares	amount	income (loss)	equity	interests (a)	equity	income (loss)

Balance, December 29, 2007	419	$105	$388	$4,217	29	$(1,357)	$(827)	$2,526	$2	$2,528

Common stock repurchases					13	(650)		(650)		(650)
Business acquisitions									7	7
Net income (loss)				1,148				1,148	(2)	1,146	1,146
Dividends				(495)				(495)		(495)
Other comprehensive income (loss)							(1,314)	(1,314)		(1,314)	(1,314)
Stock compensation			51					51		51
Stock options exercised and other			(1)	(34)	(5)	217		182		182

Balance, January 3, 2009	419	$105	$438	$4,836	37	$(1,790)	$(2,141)	$1,448	$7	$1,455	$(168)

Net income (loss)				675				675	(3)	672	672
Dividends				(260)				(260)		(260)
Other comprehensive income (loss)							72	72		72	72
Stock compensation			22					22		22
Stock options exercised and other			(19)	(5)	(1)	35		11		11

Balance, July 4, 2009	419	$105	$441	$5,246	36	$(1,755)	$(2,069)	$1,968	$4	$1,972	$744

(a)	Refer to Note 1 for further information.
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
	July 4,	June 28,
(unaudited)	2009	2008

Operating activities
Net income	$672	$627
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	189	182
Deferred income taxes	30	(3)
Other	(8)	71
Postretirement benefit plan contributions	(84)	(48)
Changes in operating assets and liabilities:
Trade receivables	(192)	(207)
Inventories	64	(10)
Accounts payable	(84)	106
Accrued income taxes	62	—
Accrued interest	(2)	2
Accrued and prepaid advertising, promotion and trade allowances	60	3
Accrued salaries and wages	(60)	(95)
Exit plan — related reserves	11	—
All other current assets and liabilities	38	61

Net cash provided by operating activities	696	689

Investing activities
Additions to properties	(161)	(179)
Acquisitions of businesses, net of cash acquired	—	(133)
Property disposals	1	10

Net cash used in investing activities	(160)	(302)

Financing activities
Net issuances (reductions) of notes payable	(882)	152
Issuances of long-term debt	745	756
Reductions of long-term debt	—	(465)
Issuances of common stock	18	61
Common stock repurchases	—	(650)
Cash dividends	(260)	(236)
Other	2	9

Net cash used in financing activities	(377)	(373)

Effect of exchange rate changes on cash and cash equivalents	10	18

Increase in cash and cash equivalents	169	32
Cash and cash equivalents at beginning of period	255	524

Cash and cash equivalents at end of period	$424	$556

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter and year-to-date periods ended July 4, 2009 (unaudited)
Note 1 Accounting policies
Basis of presentation
The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 27 to 54 of the Company’s 2008 Annual Report on Form 10-K.
The condensed balance sheet data at January 3, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended July 4, 2009 are not necessarily indicative of the results to be expected for other interim periods or the full year.
The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted new financial accounting standards in its 2009 fiscal year, as discussed within this Note.
Fair value
Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” for non-financial assets and liabilities was adopted by the Company as of the beginning of its 2009 fiscal year. This was pursuant to FASB Staff Position (FSP) FAS 157-2, which delayed by one year the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements at least annually. Assets and liabilities subject to this deferral included goodwill, intangible assets, long-lived assets measured at fair value for impairment assessments and nonfinancial assets and liabilities initially measured at fair value in a business combination. The provisions of this standard, which were applied prospectively, did not have a significant impact on the Company’s consolidated financial statements.
FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was adopted by the Company as of the quarter ended July 4, 2009. FSP SFAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. It clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability. In addition, the FSP amends SFAS No. 157 to require that a reporting entity disclose in interim and annual periods the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of FSP SFAS 157-4 on July 4, 2009 resulted in additional disclosures contained in Note 10.
Disclosures about derivative instruments
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, an amendment of SFAS No. 133, was adopted by the Company as of the beginning of its 2009 fiscal year. SFAS No. 161 requires companies to disclose their objectives and strategies for using derivative instruments, whether or not the derivatives are designated as hedging instruments. The pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposure (e.g. interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires disclosures about the income statement impact of derivative instruments by designation as fair value hedges, cash flow hedges, or hedges of the foreign currency exposure of a net investment in a foreign operation. The provisions of this standard, which were applied prospectively, resulted in additional disclosures contained in Note 11.

Business combinations and noncontrolling interests
SFAS No. 141(R), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” were adopted by the Company at the beginning of its 2009 fiscal year.
SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing them; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard was applied prospectively, the effect of adoption on the Company’s financial statements will depend primarily on specific transactions, if any, completed after 2008.
For acquisitions completed prior to January 4, 2009, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized in net income rather than as an adjustment to the cost of the acquisition. These changes are not expected to have a significant impact on the Company’s consolidated financial statements.
Under SFAS No. 160, consolidated financial statements will be presented as if the parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, upon adoption of SFAS No. 160, investments in noncontrolling interests are reported as equity in a parent company’s consolidated financial statements. Furthermore, consolidated financial statements include 100% of a controlled subsidiary’s earnings, rather than only the parent company’s share. Lastly, transactions between the parent company and noncontrolling interests are reported in equity as transactions between shareholders provided that these transactions do not create a change in control. Previously, acquisitions of additional interests in a controlled subsidiary generally resulted in remeasurement of assets and liabilities acquired; dispositions of interests resulted in a gain or loss. The Company’s adoption of SFAS No. 160, which was applied retrospectively, resulted in a change in the financial statement presentation of its noncontrolling interests.
Interim fair value disclosures
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” was adopted by the Company as of the quarter ended July 4, 2009. The FSP expands to interim periods the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”. It also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes in the methods and significant assumptions from prior periods. The Company’s adoption of FSP FAS 107-1 and APB 28-1, which was applied prospectively, resulted in additional disclosures contained in Note 10.
Subsequent events
SFAS No. 165, “Subsequent Events” was adopted by the Company as of the quarter ended July 4, 2009. SFAS No. 165 requires interim and annual disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company’s adoption of SFAS No. 165, which was applied prospectively, resulted in additional disclosures contained in Note 13.
New accounting pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162.” This Statement establishes two levels of U.S. generally accepted accounting principles (GAAP)—authoritative and non-authoritative. The FASB Accounting Standards Codification will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009, and will be adopted by the Company in the third quarter of 2009. The adoption of SFAS No. 168 will not impact the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which changes the consolidation model for variable interest entities (VIEs). SFAS No.167 requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For the Company, SFAS No. 167 is effective at the beginning of its 2010 fiscal year and must be applied retrospectively. The Company is currently in the process of evaluating the impact of adoption of SFAS No. 167 on its consolidated financial statements.
Note 2 Acquisitions and goodwill and other intangible assets
Acquisitions
The Company made acquisitions in 2008 in order to expand its presence geographically.
Navigable Foods
During the quarter ended June 28, 2008, the Company paid $28 million in connection with its acquisition of a majority interest in the business of Zhenghang Food Company Ltd. (Navigable Foods). The acquisition of Navigable Foods closed on June 30, 2008, with a purchase price of $36 million in cash (net of cash received), including transaction fees. Navigable Foods, a manufacturer of cookies and crackers in the northern and northeastern regions of China, included approximately 1,800 employees, two manufacturing facilities and a sales and distribution network. Cash outflows of $28 million associated with the transaction, which represented advances to the seller and seller’s lenders to satisfy various debt and other obligations of the seller, were classified as investing cash outflows in the Company’s Consolidated Statement of Cash Flows for the year-to-date period ended June 28, 2008.
United Bakers
Subsidiaries of the Company acquired substantially all of the equity interests in OJSC Kreker (doing business as United Bakers) and consolidated subsidiaries in January 2008. United Bakers is a leading producer of cereal, cookie and cracker products in Russia, with approximately 4,000 employees, six manufacturing facilities and a broad distribution network.
The Company paid $110 million cash (net of $5 million cash acquired), including approximately $67 million to settle debt and other assumed obligations of the acquired entities. Of the total cash paid, $5 million was spent in 2007 for transaction fees and advances. The remaining amount of $105 million was classified as an investing activity cash outflow in the Company’s Consolidated Statement of Cash Flows for the year-to-date period ended June 28, 2008.
Goodwill and other intangible assets
Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization
	July 4,	January 3,	July 4,	January 3,
(millions)	2009	2009	2009	2009

Trademarks	$19	$19	$15	$14
Other	41	41	28	28

Total	$60	$60	$43	$42

For intangible assets in the preceding table, amortization was less than $1 million for each of the current and prior year quarterly periods. The currently estimated aggregate annual amortization expense for full-year 2009 and each of the four succeeding fiscal years is approximately $2 million.
Intangible assets not subject to amortization

	Total carrying amount
	July 4,	January 3,
(millions)	2009	2009

Trademarks	$1,443	$1,443

Changes in the carrying amount of goodwill for the year-to-date period ended July 4, 2009 are presented in the following table. Certain of the Company’s goodwill balances are subject to foreign currency translation adjustments. Fluctuations in exchange rates contributed to the change in goodwill balance for the period.
Carrying amount of goodwill

(millions)	North America	Europe	Latin America	Asia Pacific (a)	Consolidated

January 3, 2009	$3,539	$61	$—	$37	$3,637
Currency translation adjustment	—	(1)	—	3	2

July 4, 2009	$3,539	$60	$—	$40	$3,639

(a)	Includes Australia, Asia and South Africa.
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
2009 activities
During the second quarter of 2009, the Company incurred $18 million of costs related to plans which will result in cost of goods sold (COGS) and selling, general and administrative (SGA) savings. The COGS programs are Kellogg’s lean, efficient, and agile network (K LEAN) and a European manufacturing optimization in Bremen, Germany. The SGA program focuses on the efficiency and effectiveness of various support functions.
Total charges for the quarter and year-to-date periods ended July 4, 2009 for all programs were as follows:

	Employee severance		Other cash costs (a)		Total
	Quarter	Year-to-date	Quarter	Year-to-date	Quarter	Year-to-date
	ended	period ended	ended	period ended	ended	period ended
(millions)	July 4, 2009	July 4, 2009	July 4, 2009	July 4, 2009	July 4, 2009	July 4, 2009

COGS programs	$9	$13	$4	$4	$13	$17
SGA programs	5	5	—	—	5	5

Total	$14	$18	$4	$4	$18	$22

(a)	Primarily includes expenditures for equipment removal and relocation.
K LEAN seeks to optimize the global manufacturing network, reduce waste, develop best practices on a global basis and reduce capital expenditures. The Company expects to incur approximately $25 million of costs for 2009 and an additional $20 million in 2010. The charges represent cash payments for severance and other cash costs associated with the elimination of hourly and salaried positions at various global manufacturing facilities. Costs for this plan impacted the operating segments for the quarter and year-to-date as follows (in millions): North America — $6 and $10; Europe — $1 and $1.

The Company incurred $6 million of costs in the second quarter related to a manufacturing optimization program in Bremen, Germany which will result in future cash savings through the elimination of employee positions. The charges were recorded in the Europe operating segment. The program will be complete in 2009, with total program costs expected to be $7 million representing cash payments for employee severance.
During the second quarter of 2009, the Company incurred $5 million of costs for SGA programs which will result in an improvement in the efficiency and effectiveness of various support functions. The programs realign these functions to provide greater consistency across processes, procedures and capabilities in order to support the global organization. The Company expects to incur approximately $15 million of costs for 2009 and an additional $5 million in 2010. The charges represent cash payments for severance and other cash costs associated with the elimination of salaried positions. Charges in the second quarter were recorded in the North America operating segment.
Reserves for these plans consist of employee severance reserves as follows:

	Balance			Balance
(millions)	January 3, 2009	Accruals	Payments	July 4, 2009

COGS programs	$—	$13	$(4)	$9
SGA programs	—	5	—	5

Total	$—	$18	$(4)	$14

Prior year activities
The Company incurred $2 million of costs for the quarter ended June 28, 2008 for two projects: the European manufacturing optimization plan impacting a facility in Manchester, England; and the reorganization of production processes to reflect changing market dynamics which impacted plants in Valls, Spain and Bremen, Germany. These costs were recorded in COGS and were attributable to the Europe operating segment.
These programs were completed in 2008. There were no exit reserves related to either of the programs as of July 4, 2009. There was a $2 million reserve as of the end of the Company’s 2008 fiscal year for employee severance. See page 37 in the Company’s 2008 Annual Report on Form 10-K for further information on these projects.
The following tables present the total costs for these projects for the quarter and year-to-date period ended June 28, 2008:

	Employee severance		Other costs (a)		Total
		Year-to-date		Year-to-date		Year-to-date
	Quarter ended	period ended	Quarter ended	period ended	Quarter ended	period ended
(millions)	June 28, 2008	June 28, 2008	June 28, 2008	June 28, 2008	June 28, 2008	June 28, 2008

Manufacturing optimization	$1	$3	$(5)	$(1)	$(4)	$2
Reorganization of production	2	4	4	5	6	9

Total	$3	$7	$(1)	$4	$2	$11

(a)	Includes cash costs for equipment removal and relocation, asset write-offs net of proceeds received for sold assets, and pension plan curtailment losses and special termination benefits.
Note 4 Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, charitable donations, gains and losses on Company Owned Life Insurance (COLI), foreign exchange gains and losses and costs related to commodity options. The Company recognized net foreign exchange gains of $5 million and $11 million, respectively, for the quarter and year-to-date periods ended July 4, 2009, as compared to losses of $7 million and $13 million, respectively, for the quarter and year-to-date periods ended June 28, 2008.
Gains on COLI, due to changes in cash surrender value, were $9 million and $7 million, respectively, for the quarter and year-to-date periods ended July 4, 2009, as compared to losses of $4 million and $1 million, respectively, for the quarter and year-to-date periods ended June 28, 2008. Charitable donations totaled $4 million for the quarter and year-to-date periods ended July 4, 2009, as compared to $1 million for the year-to-date period ended June 28, 2008. Charitable donations during the quarter ended July 4, 2009 primarily consisted of the Company’s donation of one full day’s worth of cereal production to the hunger relief food-bank network, Feeding America. No charitable donations were made in the second quarter of 2008.

Note 5 Equity
Earnings per share
Basic net earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic net earnings per share is reconciled to diluted net earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 24 million and 20 million for the quarter and year-to-date periods ended July 4, 2009, respectively. Anti-dilutive potential common shares excluded from the reconciliation totaled 5 million for both the quarter and year-to-date periods ended June 28, 2008.
Quarters ended July 4, 2009 and June 28, 2008:

	Net income	Average	Net
(millions, except	attributable to	shares	earnings
per share data)	Kellogg Company	outstanding	per share

2009
Basic	$354	383	$.93
Dilutive potential common shares	—	—	(.01)

Diluted	$354	383	$.92

2008
Basic	$312	379	$.82
Dilutive potential common shares	—	3	—

Diluted	$312	382	$.82

Year-to-date periods ended July 4, 2009 and June 28, 2008:

	Net income	Average	Net
(millions, except	attributable to	shares	earnings
per share data)	Kellogg Company	outstanding	per share

2009
Basic	$675	382	$1.77
Dilutive potential common shares	—	1	(.01)

Diluted	$675	383	$1.76

2008

Basic	$627	382	$1.64
Dilutive potential common shares	—	4	(.01)

Diluted	$627	386	$1.63

During the year-to-date period ended July 4, 2009, the Company issued 0.2 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 7. On February 4, 2009, the Board of Directors authorized the repurchase of $650 million of the Company’s common stock during 2009 for general corporate purposes and to offset issuances for employee benefit programs. No purchases were made under this program.

Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all periods presented consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience losses and prior service cost. Additionally, see Note 1 for discussion regarding the Company’s adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”
During the second quarter of 2009, the Company’s other comprehensive income balances related to pension and post-retirement benefits were impacted by $99 million, comprised of a $59 million increase for foreign currency remeasurement and a $40 million increase for a census-related valuation update. The 2009 year-to-date impact on other comprehensive income was similar.
During the second quarter of 2008, the Company’s other comprehensive income balances related to pension and post-retirement benefits were impacted by $28 million, comprised of a $31 million increase for a census-related valuation update and a $3 million decrease for foreign currency remeasurement. The 2008 year-to-date impact on other comprehensive income was similar.

Quarter ended July 4, 2009:

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2009
Net income			$353
Other comprehensive income:
Foreign currency translation adjustments	165	—	165
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	—	—	—
Reclassification to net earnings	(9)	3	(6)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(82)	26	(56)
Prior service cost	(17)	6	(11)
Reclassification to net earnings:
Net experience loss	16	(5)	11
Prior service cost	2	(1)	1

	75	29	104

Total comprehensive income			$457

Quarter ended June 28, 2008:

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2008
Net income			$312
Other comprehensive income:
Foreign currency translation adjustments	14	—	14
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	61	(21)	40
Reclassification to net earnings	(6)	2	(4)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(28)	10	(18)
Prior service cost	—	—	—
Reclassification to net earnings:
Net experience loss	12	(4)	8
Prior service cost	3	(1)	2

	56	(14)	42

Total comprehensive income			$354

Year-to-date period ended July 4, 2009:

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2009
Net income			$672
Other comprehensive income:
Foreign currency translation adjustments	112	—	112
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	18	(6)	12
Reclassification to net earnings	(23)	8	(15)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(73)	23	(50)
Prior service cost	(17)	6	(11)
Reclassification to net earnings:
Net experience loss	31	(10)	21
Prior service cost	5	(2)	3

	53	19	72

Total comprehensive income			$744

Year-to-date period ended June 28, 2008:

	Pre-tax	Tax (expense)	After-tax
(millions)	amount	or benefit	amount

2008
Net income			$627
Other comprehensive income:
Foreign currency translation adjustments	83	—	83
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	90	(32)	58
Reclassification to net earnings	(3)	1	(2)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(26)	9	(17)
Prior service cost	3	(1)	2
Reclassification to net earnings:
Net experience loss	24	(8)	16
Prior service cost	6	(2)	4

	177	(33)	144

Total comprehensive income			$771

Accumulated other comprehensive income (loss) as of July 4, 2009 and January 3, 2009 consisted of the following:

	July 4,	January 3,
(millions)	2009	2009

Foreign currency translation adjustments	$(724)	$(836)
Cash flow hedges — unrealized net loss	(27)	(24)
Postretirement and postemployment benefits:
Net experience loss	(1,264)	(1,235)
Prior service cost	(54)	(46)

Total accumulated other comprehensive income (loss)	$(2,069)	$(2,141)

Note 6 Debt
On May 18, 2009, the Company issued $750 million of seven-year 4.45% fixed rate U.S. Dollar Notes, and used net proceeds of $745 million from these Notes to retire a portion of its commercial paper. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. There is also a change of control provision.
As of July 4, 2009 and January 3, 2009, Notes Payable included commercial paper outstanding in the amount of $466 million and $1,310 million, respectively.
In May 2009, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted its existing 5.125% U.S. Dollar Notes due 2012 from a fixed rate to a floating rate obligation for the remainder of the five-year term. These derivative instruments, which were designated as fair value hedges of the debt obligation, resulted in an effective interest rate of 3.49% as of July 4, 2009. The fair value adjustment for the interest rate swaps of $6 million was recorded as a decrease in long-term debt on the Company’s Consolidated Balance Sheet at July 4, 2009.
In May 2009, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted a portion of its existing 6.6% U.S. Dollar Notes due 2011 from a fixed rate to a floating rate obligation for the remainder of the 10-year term. These derivative instruments, which were designated as fair value hedges of the debt obligation, resulted in an effective interest rate of 5.87% as of July 4, 2009 on the portion of the debt related to the interest rate swaps. The fair value adjustment for the interest rate swaps of $2 million was recorded as an increase in long-term debt on the Company’s Consolidated Balance Sheet at July 4, 2009.
Note 7 Stock compensation
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, and to a lesser extent, executive performance shares and restricted stock grants. Additionally, the Company awards restricted stock to its non-employee directors. These awards are administered through several plans, described as follows.
The 2009 Long-Term Incentive Plan (2009 Plan), approved by shareholders in the second quarter of 2009, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2009 Plan authorizes the issuance of a total of (a) 27 million shares; plus (b) the total number of shares as to which awards granted under the 2009 Plan or the 2003 or 2001 Incentive Plans expire or are forfeited, terminated or settled in cash, with no more than 5 million shares to be issued in satisfaction of performance units, performance-based restricted shares and other awards (excluding stock options and stock appreciation rights), and with additional annual limitations on awards or payments to individual participants.

The Non-Employee Director Stock Plan was approved by shareholders in 2009 and allows each eligible non-employee director to receive shares of the Company’s common stock annually. The number of shares granted pursuant to each annual award will be determined by the Nominating and Governance Committee of the Board of Directors. Shares are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the “Grantor Trust”). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board.
The Company classifies pre-tax stock compensation expense in selling, general and administrative expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended		Year-to-date period ended
(millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Pre-tax compensation expense	$15	$32	$28	$53

Related income tax benefit	$5	$12	$10	$19

Pre-tax compensation expense for the quarter and year-to-date periods ended June 28, 2008 included $4 million of expense related to the modification of certain stock options to eliminate the accelerated ownership feature (AOF) and $13 million representing cash compensation to holders of modified stock options to replace the value of the AOF, which is discussed on pages 42 and 43 of the Company’s 2008 Annual Report on Form 10-K.
As of July 4, 2009, total stock-based compensation cost related to non-vested awards not yet recognized was approximately $40 million and the weighted-average period over which this amount is expected to be recognized was approximately 2 years.
Stock options
During the year-to-date periods ended July 4, 2009 and June 28, 2008, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. The 2009 grant has a three-year graded vesting period. Stock option grants prior to 2009 had a two-year graded vesting period. Other terms of the 2009 grant and the Company’s methods for determining grant-date fair value of the award were consistent with that described on pages 42 and 43 of the Company’s 2008 Annual Report on Form 10-K. Additionally, during 2008, the Company granted stock options to non-employee directors. Beginning in 2009, the practice of awarding stock options to non-employee directors was suspended. In lieu of options, non-employee directors receive an annual grant of restricted stock.
Year-to-date period ended July 4, 2009:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
Employee and director stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	26	$45
Granted	3	40
Exercised	—	—
Forfeitures and expirations	—	—

Outstanding, end of period	29	$45	6.9	$106

Exercisable, end of period	24	$45	6.3	$81

Year-to-date period ended June 28, 2008:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
Employee and director stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	26	$44
Granted	4	51
Exercised	(2)	42
Forfeitures and expirations	—	—

Outstanding, end of period	28	$45	6.2	$137

Exercisable, end of period	23	$44	5.4	$118

The weighted-average fair value of options granted was $6.33 per share for the year-to-date period ended July 4, 2009 and $7.90 per share for the year-to-date period ended June 28, 2008. The fair value was estimated using the following assumptions:

Weighted-
	Weighted-	Weighted-	average risk-
	average expected	average expected	free interest	Dividend
	volatility	term (years)	rate	yield

Grants within the year-to-date period ended July 4, 2009	24.00%	5.00	2.10%	3.40%

The total intrinsic value of options exercised was $2 million for the year-to-date period ended July 4, 2009 and $22 million for the year-to-date period ended June 28, 2008.
Performance shares
In the first quarter of 2009, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year cost saving targets are achieved.
The 2009 target grant currently corresponds to approximately 187 thousand shares, with a grant-date fair value of $36 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at July 4, 2009, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was (in millions): 2009 award-$17; 2008 award-$16; and 2007 award-$17. The 2006 performance share award, payable in stock, was settled at 200% of target in February 2009 for a total dollar equivalent of $19 million.
Note 8 Employee benefits
The Company sponsors a number of U.S. and foreign pension, other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 44 to 48 of the Company’s 2008 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.

Pension

	Quarter ended		Year-to-date period ended
(millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost	$ 20	$ 21	$ 40	$ 44
Interest cost	51	51	98	101
Expected return on plan assets	(81)	(77)	(157)	(154)
Amortization of unrecognized prior service cost	3	3	6	6
Recognized net loss	12	9	23	18
Curtailment and special termination benefits	—	—	—	7

Total pension expense — Company plans	$ 5	$ 7	$ 10	$ 22

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost	$ 4	$ 5	$ 9	$ 9
Interest cost	17	16	33	33
Expected return on plan assets	(17)	(16)	(34)	(32)
Amortization of unrecognized prior service cost	(1)	—	(1)	—
Recognized net loss	3	2	6	4

Postretirement benefit expense	$ 6	$ 7	$ 13	$ 14

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Service cost	$ 2	$ 1	$ 3	$ 2
Interest cost	1	1	2	2
Recognized net loss	1	1	2	2

Postemployment benefit expense	$ 4	$ 3	$ 7	$ 6

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
Note 9 Income taxes
Effective income tax rate
The consolidated effective income tax rate was approximately 29% for the quarter ended July 4, 2009, as compared to 30% for the comparable quarter of 2008. During the second quarter of 2009, the Company finalized a foreign tax return which decreased the cost of a repatriation plan executed in 2008.
The second quarter 2008 provision for income taxes included two significant, but partially-offsetting adjustments. The Company recorded a charge of $33 million related to the planned repatriation of $700 million, which was offset by foreign tax credit related items of $18 million, reducing the net cost of repatriation to $15 million. Reserves for uncertain tax positions were reduced by $18 million related to the settlement of audits in various tax jurisdictions
The year-to-date consolidated effective tax rate through two quarters for 2009 as well as 2008 was 30%.
Uncertain tax positions
As of July 4, 2009, the Company classified approximately $29 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the aforementioned current liability balance expected to be settled within one year, offset by approximately $5 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended July 4, 2009. Approximately $111 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)

January 3, 2009	$132
Tax positions related to current year:
Additions	4
Reductions	—
Tax positions related to prior years:
Additions	2
Reductions	(3)
Settlements	(4)

July 4, 2009	$131

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other liabilities.
The Company classifies income tax-related interest and penalties as interest expense and SGA expense, respectively. For the year-to-date period ending July 4, 2009, the Company recognized expense of $2 million for tax related interest and had approximately $30 million accrued.
Note 10 Fair value measurements
As required by SFAS No. 157, “Fair Value Measurements,” the Company has categorized its financial assets and liabilities into a three-level fair value hierarchy, based on the nature of the inputs used in determining fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at July 4, 2009.
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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of July 4, 2009 and January 3, 2009:

	Level 1		Level 2		Level 3		Total

	July 4,	January 3,	July 4,	January 3,	July 4,	January 3,	July 4,	January 3,
(millions)	2009	2009	2009	2009	2009	2009	2009	2009

Assets:
Derivatives (recorded in other current assets)	$19	$9	$27	$34	$—	$—	$46	$43
Derivatives (recorded in other assets)	—	—	40	43	—	—	40	43

Total assets	$19	$9	$67	$77	$—	$—	$86	$86

Liabilities:
Derivatives (recorded in other current liabilities)	$(14)	$—	$(24)	$(17)	$—	$—	$(38)	$(17)
Derivatives (recorded in other liabilities)	—	—	(15)	(4)	—	—	(15)	(4)

Total liabilities	$(14)	$—	$(39)	$(21)	$—	$—	$(53)	$(21)

As discussed in Note 1, FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was adopted by the Company as of the quarter ended July 4, 2009. For the Company, adoption of this FSP involved adding disclosures to the interim financial statements about the inputs and valuation techniques used to measure fair value.
Financial instruments
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” was adopted by the Company as of the quarter ended July 4, 2009, as discussed in Note 1.
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt is calculated based on broker quotes and exceeded its carrying value by approximately $390 million at July 4, 2009.
Credit risk concentration
The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative financial and commodity contracts. Management believes a concentration of credit risk with respect to derivative counterparties is limited due to the credit ratings of the counterparties and the use of master netting and reciprocal collateralization agreements.
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of $38 million as of July 4, 2009.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or our counterparties exceeds a certain amount. There were no collateral balance requirements at July 4, 2009.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts comprising approximately 27% of consolidated accounts receivable at July 4, 2009.
Note 11 Derivative instruments and hedging activities
SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” was adopted by the Company as of the beginning of its 2009 fiscal year, as discussed in Note 1.
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
The total notional amount of foreign currency derivative instruments was $1,192 million and $924 million at July 4, 2009 and January 3, 2009, respectively.
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
The total notional amount of interest rate derivative instruments was $1,900 million and $750 million at July 4, 2009 and January 3, 2009, respectively.
Price risk
The Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. The Company has historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. During 2006, the Company entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in its manufacturing processes. The notional amount of the swaps totaled $155 million as of July 4, 2009 and $167 million as of January 3, 2009.
Commodity contracts are accounted for as cash flow hedges. The assessment of effectiveness for exchange-traded instruments is based on changes in futures prices. The assessment of effectiveness for over-the-counter transactions is based on changes in designated indexes.
The total notional amount of commodity derivative instruments, including the natural gas swaps was $277 million and $267 million at July 4, 2009 and January 3, 2009, respectively.
Credit-risk-related contingent features
Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on July 4, 2009 was $13 million. If the credit-risk-related contingent features were triggered as of July 4, 2009, the Company would be required to post collateral of $13 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of July 4, 2009 triggered by credit-risk-related contingent features.
Fair values of derivative instruments in the Consolidated Balance Sheet designated as hedging instruments as of July 4, 2009 were as follows:

	Asset derivatives		Liability derivatives

	Balance sheet
(millions)	location	Fair value	Balance sheet location	Fair value

Interest rate contracts	Other assets	$39	Other liabilities	$(6)

Foreign currency exchange contracts	Other current assets	27	Other current liabilities	(16)

Commodity contracts	Other current assets	19	Other current liabilities	(22)
Commodity contracts	Other assets	1	Other liabilities	(9)

Total		$86		$(53)

The effect of derivative instruments on the Consolidated Statement of Earnings for the quarter ended July 4, 2009 was as follows:

Derivatives in fair value hedging	Location of gain (loss)
relationships (millions)	recognized in income	Gain (loss) recognized in income

Foreign currency exchange contracts	Other income (expense), net	$(12)

				Location of gain (loss)
		Location of		recognized in income	Gain (loss) recognized in
	Gain (loss)	gain (loss)	Gain (loss)	(ineffective portion and	income (ineffective portion and
Derivatives in cash flow hedging	recognized in	reclassified	reclassified from	amount excluded from	amount excluded from
relationships (millions)	AOCI	From AOCI	AOCI into income	effectiveness testing)	effectiveness testing)

Foreign currency exchange contracts	$(9)	Cost of goods sold	$9	Other income (expense), net	$—
Foreign currency exchange contracts	1	Selling, general and administrative expense	(1)	Other income (expense), net	—

Interest rate contracts	2	Interest expense	(1)	N/A	—

Commodity contracts	6	Cost of goods sold	2	Other income (expense), net	—

Total	$—		$9		$—

Derivatives not designated as hedging	Location of gain (loss)
instruments (millions)	recognized in income	Gain (loss) recognized in income

Foreign currency exchange contracts	Other income (expense), net	$—

The effect of derivative instruments on the Consolidated Statement of Earnings for the year-to date period ended July 4, 2009 was as follows:

Derivatives in fair value hedging	Location of gain (loss)
relationships (millions)	recognized in income	Gain (loss) recognized in income

Foreign currency exchange contracts	Other income (expense), net	$(8)

				Location of gain (loss)
		Location of		recognized in income	Gain (loss) recognized in
	Gain (loss)	gain (loss)	Gain (loss)	(ineffective portion and	income (ineffective portion and
Derivatives in cash flow hedging	recognized in	reclassified	reclassified from	amount excluded from	amount excluded from
relationships (millions)	AOCI	From AOCI	AOCI into income	effectiveness testing)	effectiveness testing)

Foreign currency exchange contracts	$(3)	Cost of goods sold	$18	Other income (expense), net	$(1)

Foreign currency exchange contracts	2	Selling, general and administrative expense	(2)	Other income (expense), net	—

Interest rate contracts	2	Interest expense	(3)	N/A	—

Commodity contracts	17	Cost of goods sold	10	Other income (expense), net	—

Total	$18		$23		$(1)

Derivatives not designated as hedging	Location of gain (loss)
instruments (millions)	recognized in income	Gain (loss) recognized in income

Foreign currency exchange contracts	Other income (expense), net	$1

Refer to Note 10 for disclosures regarding the fair value of the Company’s derivatives.
Note 12 Voluntary product withdrawal
In January and February, 2009, the Company recalled certain products because they included ingredients that had the potential to be contaminated with salmonella. The recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigations of Peanut Corporation of America, which supplied the Company with peanut paste and other ingredients.
The recall represented a Type I subsequent event and in accordance with U.S. GAAP, the Company recorded certain costs associated with the recall in its 2008 financial results. See Note 15 of the Company’s 2008 Annual Report on Form 10-K for further information on the recall.
The Company incurred additional costs associated with the recall for product manufactured and sold in 2009. The recall reduced North America’s operating profit for the quarter and year-to-date periods ended July 4, 2009 by $4 million or $0.01 of earnings per diluted share and $31 million or $0.06 of earnings per diluted share, respectively.

Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded as cost of goods sold; and other recall costs were recorded as selling, general and administrative expenses. The following table presents a summary of the total charges for the quarter and year-to-date periods ended July 4, 2009.

	Quarter ended	Year-to-date period ended
(millions)	July 4, 2009	July 4, 2009

Reduction of net sales	$(1)	$12
Cost of goods sold	5	18
Selling, general and administrative	—	1

Total	$4	$31

The costs in the above table represent actual costs incurred, which exclude the impact of lost sales.
Note 13 Subsequent events
SFAS No. 165, “Subsequent Events” was adopted by the Company as of the quarter ended July 4, 2009 as discussed in Note 1. SFAS No. 165 requires disclosure of the date through which subsequent events have been evaluated.
The Company evaluated subsequent events through the time of filing of the Quarterly Report on Form 10-Q on August 7, 2009.
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

	Quarter ended		Year-to-date period ended
	July 4,	June 28,	July 4,	June 28,
(millions)	2009	2008	2009	2008

Net sales
North America	$2,176	$2,127	$4,387	$4,275
Europe	617	746	1,174	1,423
Latin America	258	283	488	536
Asia Pacific (a)	178	187	349	367

Consolidated	$3,229	$3,343	$6,398	$6,601

Segment operating profit
North America	$426	$380	$829	$783
Europe	104	122	199	234
Latin America	57	60	106	105
Asia Pacific (a)	21	22	46	53
Corporate	(55)	(54)	(98)	(100)

Consolidated	$553	$530	$1,082	$1,075

(a)	Includes Australia, Asia and South Africa.

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
We manage our Company for sustainable performance defined by our long-term annual growth targets. These targets are low single-digit (1 to 3%) for internal net sales, mid single-digit (4 to 6%) for internal operating profit, and high single-digit (7 to 9%) for net earnings per share on a currency neutral basis. Internal net sales and internal operating profit exclude the impact of foreign currency translation, acquisitions, dispositions and shipping day differences. See the “Foreign currency translation” section for an explanation of management’s definition of currency neutral.
For the quarter ended July 4, 2009, we reported a 3% decline in net sales, with internal net sales increasing by 3%. Consolidated operating profit grew 4%, while internal operating profit increased by 14%. Diluted earnings per share (EPS) grew 12% to $.92, compared to $.82 in the comparable prior period. EPS on a currency neutral basis grew 23%.
For the year-to-date period ended July 4, 2009, reported net sales declined by 3% with internal net sales increasing by 3%. Consolidated operating profit increased 1%, while internal operating profit increased by 10%. Diluted earnings per share grew 8% to $1.76, compared to $1.63 in the comparable prior period. EPS on a currency neutral basis grew 18%.
For the full year, we expect our business model and strategy will deliver internal net sales growth of 3 to 4% and internal operating profit growth of mid single-digits (4 to 6%) which are in line with our long-term annual growth targets. We expect our earnings per share to grow 8 to 10% on a currency neutral basis which is ahead of our long-term annual target of high single-digits (7 to 9%).
Net sales and operating profit
The following table provides an analysis of net sales and operating profit performance for the second quarter of 2009 versus 2008:

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2009 net sales	$2,176	$617	$258	$178	$—	$3,229

2008 net sales	$2,127	$746	$283	$187	$—	$3,343

% change — 2009 vs. 2008:
Volume (tonnage) (b)	.4%	-5.5%	3.7%	-.7%	—	-.5%
Pricing/mix	2.9%	4.1%	4.5%	3.6%	—	3.1%

Subtotal — internal business	3.3%	-1.4%	8.2%	2.9%	—	2.6%
Acquisitions (c)	.1%	—	—	5.6%	—	.4%
Foreign currency impact	-1.1%	-16.0%	-16.9%	-12.9%	—	-6.4%

Total change	2.3%	-17.4%	-8.7%	-4.4%	—	-3.4%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2009 operating profit	$426	$104	$57	$21	$(55)	$553

2008 operating profit	$380	$122	$60	$22	$(54)	$530

% change — 2009 vs. 2008:
Internal business	13.9%	3.5%	12.3%	35.9%	-1.0%	13.5%
Acquisitions (c)	-.1%	—	—	-19.6%	—	-.9%
Foreign currency impact	-1.5%	-18.7%	-17.8%	-20.2%	—	-8.2%

Total change	12.3%	-15.2%	-5.5%	-3.9%	-1.0%	4.4%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of results for the quarter ended July 4, 2009 from the acquisitions of Navigable Foods, Specialty Cereal and certain assets and liabilities of IndyBake.

Our consolidated net sales decreased by 3%, driven by a significant negative impact from foreign currency translation. Excluding this negative impact, internal net sales grew by 3%, driven by the continued momentum of our pricing initiatives. While our overall volume was down slightly compared to last year, we increased global ready-to-eat cereal volume by 2%.
Our North America operating segment had internal net sales growth of 3%. The retail cereal product group grew by almost 4% as we experienced broad based growth in our core brands such as Frosted Mini-Wheats, Special K, and Raisin Bran. The retail snack product group (cookies, crackers, toaster pastries, cereal bars, and fruit snacks) grew by 3% driven by our FiberPlus innovation, Nutri-Grain bars and Pop-Tarts. Our snacks growth was negatively impacted by the peanut-related recall which resulted in our sandwich crackers being off the shelf during most of the quarter, but back on by the end of the quarter. See the “Voluntary product withdrawal” section for further information. The frozen and specialty channels (frozen foods, food service and vending) grew 5% driven by solid growth in Eggo waffles and Eggo Bake Shop innovations.
Our International operating segments collectively achieved net sales growth of almost 2% on an internal basis. Europe’s internal net sales declined by 1%. Net sales and volume were negatively impacted by retailer disputes, which though resolved, impacted the second quarter. While Europe has been a tough operating environment, we expect growth in net sales in the second half of the year. Latin America’s internal net sales growth was 8% attributable to both volume and price increases. Internal net sales in Asia Pacific grew 3%. Growth in India and South Africa was dampened by a decline in growth in Australia/New Zealand which was negatively impacted by challenging customer negotiations.
Consolidated operating profit increased by 4% on an as reported basis and by almost 14% on an internal basis, when excluding the impact of foreign currency translation and acquisitions. While we continue to experience significant commodity cost pressures and have increased our up-front costs, we have been able to more than offset those by savings from our cost reduction initiatives, the timing of advertising expenditures and pricing. During the second quarter of 2009, our up-front costs were $40 million, which were $18 million higher than the previous year. Up-front costs represent both exit or disposal activities and other cost reduction initiatives. For the full year, we expect total up-front costs to be approximately $150 million.
Reported operating profit in each of our operating segments was negatively impacted by foreign exchange. North America’s operating profit growth was driven by price and savings from our cost reduction initiatives, which was partially offset by higher up-front costs. Internal operating profit increased in Latin America due to strong top line growth, partially offset by commodities inflation. Despite a decline in net sales, Europe’s internal operating profit increased, benefiting from lower up-front costs, savings from cost reduction initiatives and media deflation. Internal operating profit growth in Asia Pacific increased due to sales growth in Asia, while reported operating profit was negatively impacted by the acquisition of Navigable Foods. For further information on our acquisitions, see pages 34 to 35 in our 2008 Annual Report on Form 10-K.
The following tables provide analysis of our net sales and operating performance for the year-to-date periods of 2009 compared to 2008. The year-to-date net sales performance was similar to the quarter’s results, as growth in net sales was driven by price. The drivers of the increased operating profit are savings from our cost reduction initiatives, media efficiencies and pricing.

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2009 net sales	$4,387	$1,174	$488	$349	$—	$6,398

2008 net sales	$4,275	$1,423	$536	$367	$—	$6,601

% change — 2009 vs. 2008:
Volume (tonnage) (b)	-.8%	-4.7%	1.9%	4.2%	—	-1.1%
Pricing/mix	4.5%	4.6%	6.4%	2.5%	—	4.5%

Subtotal — internal business	3.7%	-.1%	8.3%	6.7%	—	3.4%
Acquisitions (c)	.1%	.5%	—	6.4%	—	.5%
Foreign currency impact	-1.2%	-17.9%	-17.2%	-18.0%	—	-7.0%

Total change	2.6%	-17.5%	-8.9%	-4.9%	—	-3.1%

	North		Latin	Asia Pacific		Consoli-
(dollars in millions)	America	Europe	America	(a)	Corporate	dated

2009 operating profit	$829	$199	$106	$46	$(98)	$1,082

2008 operating profit	$783	$234	$105	$53	$(100)	$1,075

% change — 2009 vs. 2008:
Internal business	7.6%	6.0%	19.0%	24.3%	1.4%	10.0%
Acquisitions (c)	-.1%	—	—	-12.9%	—	-.7%
Foreign currency impact	-1.6%	-20.9%	-18.0%	-23.9%	—	-8.6%

Total change	5.9%	-14.9%	1.0%	-12.5%	1.4%	.7%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of results for the year-to-date period ended July 4, 2009 from the acquisitions of United Bakers, Navigable Foods, Specialty Cereal and certain assets and liabilities of IndyBake.
Margin performance
Margin performance for the second quarter and year-to-date periods of 2009 versus 2008 is as follows:

Quarter	2009	2008	Change vs. prior year (pts.)

Gross margin (a)	43.5%	43.2%	0.3
SGA% (b)	-26.4%	-27.4%	1.0

Operating margin	17.1%	15.8%	1.3

Year-to-date	2009	2008	Change

Gross margin (a)	42.3%	42.5%	-0.2
SGA% (b)	-25.4%	-26.2%	0.8

Operating margin	16.9%	16.3%	0.6

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

(b)	Selling, general and administrative expense as a percentage of net sales.
We strive for gross profit dollar growth to reinvest in brand-building and innovation expenditures. We maximize our gross profit dollars by managing external cost pressures through product pricing and mix improvements, implementing productivity savings and technological initiatives as well as entering into commodity hedges and fixed price contracts to reduce the cost of product ingredients and packaging. For the quarter, our gross profit was down due to foreign exchange and $25 million of higher up-front costs in cost of goods sold. Excluding the impact of foreign exchange, our gross profit would have been higher by $95 million. On a year-to-date basis, gross profit was down $102 million, but would have been higher by $204 million excluding the impact of foreign exchange.
As illustrated in the preceding table, our consolidated gross margin increased by 30 basis points in the quarter. Our recent acquisitions lowered gross margin by approximately 20 basis points for the quarter. We also continue to experience inflationary cost pressures for fuel, energy, commodities and employee benefits. During the quarter, higher costs, including increased investment in up-front costs, were more than offset by savings from cost reduction initiatives and price increases. Due to the current economic environment we have incurred a slight decline in mix. On a year-to-date basis, gross margin is down 20 basis points compared to last year. Excluding a 20 basis point impact for acquisitions our gross margin would have been flat. We expect our full year margin to be up approximately 50 basis points compared to the prior year by continued price realization and cost savings which will offset cost pressures.

Operating margin improved from the prior year both for the quarter and year-to-date periods due to lower up-front costs in SGA, savings from cost savings initiatives as well as decreased spending in advertising as a result of timing, media deflation and efficiencies.
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
Below is a reconciliation of reported EPS to currency neutral EPS for the quarter and year-to-date periods ended July 4, 2009:

	Quarter ended		Year-to-date ended
Consolidated results	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008

Diluted net earnings per share (EPS)	$0.92	$0.82	$1.76	$1.63
Translational impact (a)	0.09		0.17

Currency neutral EPS	$1.01		$1.93

Currency neutral EPS growth (b)	23%		18%

(a)	Translation impact is the difference between reported EPS and the translation of current year net profits at prior year exchange rates, adjusted for gains (losses) on translational hedges.

(b)	Calculated as a percentage of growth from the prior years’ reported EPS.
Voluntary product withdrawal
In January and February, 2009, we recalled certain products because they included ingredients that had the potential to be contaminated with salmonella. The recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigations of Peanut Corporation of America, which supplied us with peanut paste and other ingredients.
The recall represented a Type I subsequent event and in accordance with U.S. GAAP, we recorded certain costs associated with the recall in our 2008 financial results. See Note 15 on page 52 of our 2008 Annual Report on Form 10-K for further information on the recall. We incurred $4 million of costs in the quarter, or $0.01 of EPS and $31 million, or $0.06 of EPS year-to-date in the North America operating segment associated with the recall for product manufactured and sold in 2009.
Exit or disposal activities
We view our continued spending on cost reduction initiatives as part of our ongoing operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Each cost reduction initiative is normally up to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. Certain of these initiatives represent exit or disposal plans for which material charges will be incurred. We include these charges in our measure of operating segment profitability. Management announced its intention to achieve $1 billion of annual cost savings in three years (beginning in 2012). These initiatives are integral to meeting our $1 billion savings challenge.

2009 activities
During the second quarter of 2009, we incurred total costs of $18 million related to plans which will result in cost of goods sold (COGS) and selling, general and administrative (SGA) savings. The COGS programs are Kellogg’s lean, efficient, and agile network (K LEAN) and a European manufacturing optimization in Bremen, Germany. The SGA program focuses on the efficiency and effectiveness of various support functions.
Total charges for the quarter and year-to-date periods ended July 4, 2009 for all programs were:

	Employee severance		Other cash costs (a)		Total
	Quarter	Year-to-date	Quarter	Year-to-date	Quarter	Year-to-date
	ended	period ended	ended	period ended	ended	period ended
(millions)	July 4, 2009	July 4, 2009	July 4, 2009	July 4, 2009	July 4, 2009	July 4, 2009

COGS programs	$9	$13	$4	$4	$13	$17
SGA programs	5	5	—	—	5	5

Total	$14	$18	$4	$4	$18	$22

(a)	Primarily includes expenditures for equipment removal and relocation.
K LEAN seeks to optimize our global manufacturing network, reduce waste, develop best practices on a global basis and reduce capital expenditures. We expect to incur approximately $25 million of costs for 2009 and an additional $20 million in 2010. The charges represent cash payments for severance and other cash costs associated with the elimination of hourly and salaried positions at various global manufacturing facilities. The above costs impacted the operating segments for the quarter and year-to-date as follows (in millions): North America — $6 and $10; Europe — $1 and $1.
We incurred $6 million of costs in the second quarter related to a manufacturing optimization program in Bremen, Germany which will result in future cash savings through the elimination of employee positions. The charges were recorded in the Europe operating segment. The program will be complete in 2009, with total program costs expected to be $7 million representing cash payments for employee severance.
During the second quarter of 2009, we incurred $5 million of costs for SGA programs which will result in an improvement in the efficiency and effectiveness of various support functions. The programs realign these functions to provide greater consistency across processes, procedures and capabilities in order to support the global organization. We expect to incur approximately $15 million of costs for 2009 and an additional $20 million in 2010. The charges represent cash payments for severance and other cash costs associated with the elimination of salaried positions. Charges in the second quarter were recorded in the North America operating segment.
Reserves for these plans consist of employee severance reserves as follows:

	Balance			Balance
(millions)	January 3, 2009	Accruals	Payments	July 4, 2009

COGS programs	$—	$13	$(4)	$9
SGA programs	—	5	—	5

Total	$—	$18	$(4)	$14

Prior year activities
We incurred $2 million of costs for the quarter ended June 28, 2008 for two projects: the European manufacturing optimization plan impacting our facility in Manchester, England; and the reorganization of production processes to reflect changing market dynamics which impacted our plants in Valls, Spain and Bremen, Germany. These costs were recorded in cost of goods sold and were attributable to the Europe operating segment.
These programs were completed in 2008. There were no exit reserves related to either of the programs as of July 4, 2009 . As of the end of the Company’s 2008 fiscal year, there was a reserve for employee severance of $2 million. See page 37 in our 2008 Annual Report on Form 10-K for further information on these projects.

The following tables present the total costs for these projects for the quarter and year-to-date period ended June 28, 2008:

	Employee severance		Other costs (a)		Total
		Year-to-date		Year-to-date		Year-to-date
	Quarter ended	period ended	Quarter ended	period ended	Quarter ended	period ended
(millions)	June 28, 2008	June 28, 2008	June 28, 2008	June 28, 2008	June 28, 2008	June 28, 2008

Manufacturing optimization	$1	$3	$(5)	$(1)	$(4)	$2
Reorganization of production	2	4	4	5	6	9

Total	$3	$7	$(1)	$4	$2	$11

(a)	Includes cash costs for equipment removal and relocation, asset write-offs net of proceeds received for sold assets, and pension plan curtailment losses and special termination benefits.
Other cost reduction initiatives
2009 activities
We have incurred costs related to our cost reduction initiatives which do not qualify as exit costs under generally accepted accounting principles in the United States. These represent cash costs for consulting and other charges for our COGS and SGA programs.
Total costs for the quarter and year-to-date periods were (in millions) $22 and $37, respectively. Of this, $6 million was recorded in North America SGA for both the quarter and year-to-date periods. Costs recorded in cost of goods sold by operating segment were as follows:

	Project costs
	Quarter ended	Year-to-date period
(millions)	July 4, 2009	ended July 4, 2009

North America	$12	$25
Europe	2	3
Latin America	1	2
Asia Pacific	1	1

Total	$16	$31

The total cost and cash outlay for these projects, excluding exit costs, is estimated to be $60 million in 2009.
Prior year activities
During the second quarter of 2008 we incurred $17 million of expense related to the elimination of the accelerated ownership feature of certain employee stock options. Refer to Note 7 within Notes to Consolidated Financial Statements, which is included herein under Part I, Item 2 for further information. This expense was recorded in selling, general and administrative expense within corporate operating profit.
We incurred $10 million of expense during the first quarter of 2008 in connection with a payment for the restructuring of our labor force at a manufacturing facility in Mexico. The cost, which was recorded in cost of goods sold and was attributable to the Latin America operating segment, resulted in employee benefit cost savings.
Interest expense
For the quarter ended July 4, 2009, interest expense was $67 million as compared to the quarter ended June 28, 2008 with interest expense of $77 million. On a year-to-date basis interest expense for 2009 was $134 million compared to $159 million for 2008.
For the full year 2009, we expect interest expense to be approximately $270 million, compared to 2008’s full year amount of $308. The forecasted decline is driven by lower short-term borrowing rates.

Other income (expense), net
Other income (expense), net includes non-operating items such as interest income, charitable donations, gains and losses on Company Owned Life Insurance (COLI), foreign exchange gains and losses and costs related to commodity options. We recognized net foreign exchange gains of $5 million and $11 million, respectively, for the quarter and year-to-date periods ended July 4, 2009, as compared to losses of $7 million and $13 million, respectively, for the quarter and year-to-date periods ended June 28, 2008. Net foreign exchange gains for the first half of 2009 included $14 million of gains on translational hedges. We are currently not entering into translational hedges.
Gains on COLI, due to changes in cash surrender value, were $9 million and $7 million, respectively, for the quarter and year-to-date periods ended July 4, 2009, as compared to losses of $4 million and $1 million, respectively, for the quarter and year-to-date periods ended June 28, 2008. Charitable donations totaled $4 million for the quarter and year-to-date periods ended July 4, 2009, as compared to $1 million for the year-to-date period ended June 28, 2008. Charitable donations during the quarter ended July 4, 2009 primarily consisted of our donation of one full day’s worth of cereal production to the hunger relief food-bank network, Feeding America. No contributions were made in the second quarter of 2008.
Income taxes
The consolidated effective income tax rate was 29% for the quarter ended July 4, 2009, as compared to 30% for the comparable quarter of 2008. During the second quarter of 2009, we finalized a foreign tax return which decreased the cost of a repatriation plan executed in 2008.
The second quarter 2008 provision for income taxes included two significant, but partially-offsetting adjustments. We recorded a charge of $33 million related to the planned repatriation of $700 million, which was offset by foreign tax credit related items of $18 million, reducing the net cost of repatriation to $15 million. We reduced our reserves for uncertain tax positions by $18 million related to the settlement of audits in various tax jurisdictions.
The year-to-date consolidated effective tax rate through two quarters for 2009 as well as 2008 was 30%.
For the full year 2009, we currently expect the consolidated effective income tax rate to be approximately 30%. Our estimate of the effective income tax rate for any period is highly influenced by country mix of earnings, changes in statutory tax rates, timing of implementation of tax planning initiatives, and developments which affect our evaluation of uncertain tax positions.
Liquidity and capital resources
Overview
Our principal source of liquidity is operating cash flow, supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.
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
Operating activities
The principal source of our operating cash flows is net income, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding) is relatively short, equating to approximately 23 days and 22 days for the trailing 365-day periods ended July 4, 2009 and June 28, 2008, respectively.

The following table presents the major components of our operating cash flow for the year-to-date periods ended July 4, 2009 and June 28, 2008:

	Year-to-date period ended
	July 4,	June 28,	Change versus
(millions)	2009	2008	prior year

Operating activities
Net income	$672	$627	$45

Items in net income not requiring (providing) cash:
Depreciation and amortization	189	182	7
Deferred income taxes	30	(3)	33
Other	(8)	71	(79)

Net Income after non-cash items	883	877	6

Pension and other postretirement benefit plan contributions	(84)	(48)	(36)
Changes in operating assets and liabilities:
Core working capital (a)	(212)	(111)	(101)
Other working capital	109	(29)	138

	(103)	(140)	37

Net cash provided by operating activities	$696	$689	$7

(a)	Inventory and trade receivables less trade payables.
Net cash provided by operating activities for the year-to-date period ended July 4, 2009 was relatively flat compared with the same period in 2008. Other working capital in 2009 included a favorable impact related to income taxes and cash paid for advertising and promotion. An increase in cash outflows relating to core working capital in 2009 was primarily attributable to increased cash outflows for accounts payable, partially offset by the impact of lower inventory levels in 2009, primarily in our North America operating segment.
Our pension and postretirement benefit plan contributions amounted to $84 million and $48 million for the year-to-date periods ended July 4, 2009 and June 28, 2008, respectively. During the remainder of 2009, we currently project that we will make additional contributions to pension and postretirement plans totaling $16 million. Our actual contributions for 2009 could be different from this projection, since contribution levels may change as a result of changes in regulatory requirements or our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities.
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

	Year-to-date period ended		Change
	July 4,	June 28,	versus
(dollars in millions)	2009	2008	prior year

Net cash provided by operating activities	$696	$689	1.0%
Additions to properties	(161)	(179)

Cash flow	$535	$510	4.9%

For full year 2009, we are forecasting cash flow (as defined) ranging from $1,050 million to $1,150 million.

Investing activities
Our net cash used by investing activities for the year-to-date period ended July 4, 2009 amounted to $160 million, a decrease of $142 million when compared with $302 million in the comparable prior year period. The variance was primarily attributable to cash outflows of $133 million associated with acquisitions during the year-to-date period ended June 28, 2008, further discussed in Note 2 within Notes to Consolidated Financial Statements.
We expect 2009 property additions to amount to 3.0% to 4.0% of net sales, which is consistent with our actual spending rate for 2008 and our long-term target for capital spending.
Financing activities
Our net cash used in financing activities for the year-to-date period ended July 4, 2009 amounted to $377 million compared with $373 million for year-to-date period ended June 28, 2008. During the first half of both 2009 and 2008, we issued long-term debt and paid shareholder dividends. In addition, in 2009, we paid down commercial paper, while in 2008, we increased commercial paper, repaid maturing long-term debt and repurchased common stock.
In May 2009, we issued $750 million of five-year 4.45% fixed rate U.S. Dollar Notes, and used proceeds of $745 million to pay down commercial paper. Our total net decrease in commercial paper and other notes payable during the first half of 2009 amounted to $882 million. In May 2009, we also entered into interest rate swaps on $1,150 million of our debt. Interest rate swaps with notional amounts totaling $750 million effectively converted our 5.125% U.S. Dollar Notes due 2012 from a fixed rate to a floating rate obligation for the remainder of the five-year term. In addition, interest rate swaps with notional amounts totaling $400 million effectively converted a portion of our 6.6% U.S. Dollar Notes due 2011 from a fixed rate to a floating rate obligation for the remainder of the 10-year term.
During the first half of 2008, we issued $750 million of five-year 4.25% fixed rate U.S. Dollar Notes, and used proceeds of $746 million to retire a portion of our commercial paper. In conjunction with the 2008 debt issuance, we entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation for the duration of the five-year term. We also repaid $465 million of five-year U.S. Dollar Notes at maturity on June 1, 2008. That debt had an effective interest rate of 3.35%.
Our Board of Directors has authorized stock repurchases of up to $650 million for general corporate purposes and to offset issuances under employee benefit programs. To date, we have not repurchased any stock under this authorization. During the year-to-date period ended June 28, 2008, we spent $650 million to purchase approximately 13 million shares of our common stock in connection with a previous share repurchase program authorized by our Board of Directors in 2007.
We paid cash dividends of $260 million and $236 million during the year-to-date periods ended July 4, 2009 and June 28, 2008, respectively. In July 2009, our Board of Directors declared a dividend of $0.375 per common share, payable on September 15, 2009 to shareholders of record at close of business on September 1, 2009. The dividend of $0.375 per share represents a 10% increase in the $0.34 per share quarterly dividend rate paid during the trailing twelve months. Increasing the dividend is consistent with our current plan to maintain our dividend pay-out ratio between 40% and 50% of reported net earnings.
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
Refer to disclosures contained on pages 25-26 of our 2008 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of July 4, 2009.
The total notional amount of foreign currency derivative instruments at July 4, 2009 was $1,192 million, representing a settlement receivable of $11 million. The total notional amount of foreign currency derivative instruments at January 3, 2009 was $924 million, representing a settlement receivable of $22 million. Assuming an unfavorable 10% change in period-end exchange rates, the settlement receivable would have decreased by approximately $119 million at July 4, 2009, and $92 million at January 3, 2009. Those unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
With regard to our foreign currency exchange risk, we continue to monitor the highly volatile economic environment in Venezuela. Currency exchange restrictions in Venezuela restrict our ability to obtain U.S. dollars at the official exchange rate. However, U.S. dollars may be obtained through a legal parallel exchange mechanism, and we may use this mechanism to exchange bolivars for U.S. dollars in order to satisfy U.S. dollar denominated obligations of our Venezuelan operations. However, the rates implied by transactions under this mechanism are significantly higher than the official rate, approximately 70 percent less favorable. In addition, a significant devaluation in the Venezuelan bolivar fuerte could negatively impact our results of operations in our Latin America operating segment.
In May 2009, we entered into interest rate swaps in connection with certain U.S. Dollar Notes. Refer to disclosures contained in Note 6 within Notes to Consolidated Financial Statements. The total notional amount of our interest rate swaps was $1,900 million and $750 million, as of July 4, 2009 and January 3, 2009, respectively.

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
As of July 4, 2009, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
On February 4, 2009, the Board of Directors authorized management to repurchase up to $650 million of the Company’s common stock during 2009 for general corporate purposes and to offset issuances for employee benefit programs. During the quarter and year-to-date period ended July 4, 2009, the Company did not acquire any shares of its common stock. During this period, $650 million was the dollar value of shares that may have been purchased under existing plans or programs.
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

Date: August 7, 2009

KELLOGG COMPANY
EXHIBIT INDEX

Electronic (E)
Paper (P)
Incorp. By
Exhibit No.	Description	Ref. (IBRF)

31.1	Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant	E

32.1	Section 1350 Certification from A. D. David Mackay	E

32.2	Section 1350 Certification from John A. Bryant	E