Form 10-Q
period 2009-10-03
KELLOGG CO
filed 2009-11-06
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Common Stock outstanding as of October 31, 2009 — 379,424,067 shares

KELLOGG COMPANY

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	October 3, 2009 (unaudited)	January 3, 2009 *
Current assets
Cash and cash equivalents	$527	$255
Accounts receivable, net	1,254	1,100
Inventories:
Raw materials and supplies	232	203
Finished goods and materials in process	631	694
Deferred income taxes	128	112
Other prepaid assets	126	157

Total current assets	2,898	2,521

Property, net of accumulated depreciation of $4,498 and $4,171	3,000	2,933
Goodwill	3,643	3,637
Other intangibles, net of accumulated amortization of $43 and $42	1,460	1,461
Pension	172	96
Other assets	347	298

Total assets	$11,520	$10,946

Current liabilities
Current maturities of long-term debt	$1	$1
Notes payable	475	1,387
Accounts payable	1,082	1,135
Accrued advertising and promotion	479	357
Accrued income taxes	21	51
Accrued salaries and wages	289	280
Other current liabilities	386	341

Total current liabilities	2,733	3,552

Long-term debt	4,823	4,068
Deferred income taxes	338	300
Pension liability	603	631
Other liabilities	993	940

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	454	438
Retained earnings	5,461	4,836
Treasury stock, at cost	(1,927)	(1,790)
Accumulated other comprehensive income (loss)	(2,066)	(2,141)

Total Kellogg Company equity	2,027	1,448

Noncontrolling interests	3	7

Total equity	2,030	1,455

Total liabilities and equity	$11,520	$10,946

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales	$3,277	$3,288	$9,675	$9,889

Cost of goods sold	1,837	1,885	5,529	5,678
Selling, general and administrative expense	873	870	2,497	2,603

Operating profit	567	533	1,649	1,608

Interest expense	65	71	199	230
Other income (expense), net	(10)	12	(1)	(7)

Income before income taxes	492	474	1,449	1,371
Income taxes	132	133	416	403
Earnings (loss) from joint ventures	—	—	(1)	—
Net income	$360	$341	$1,032	$968
Net loss attributable to noncontrolling interests	(1)	(1)	(4)	(1)
Net income attributable to Kellogg Company	$361	$342	$1,036	$969

Per share amounts:
Basic	$.94	$.90	$2.71	$2.54
Diluted	$.94	$.89	$2.70	$2.51

Dividends per share	$.3750	$.3400	$1.0550	$.9600

Average shares outstanding:
Basic	382	380	382	382
Diluted	384	384	383	385

Actual shares outstanding at period end			379	381

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

			Capital in excess of par value	Retained earnings			Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Noncontrolling interests (a)	Total equity	Total comprehensive income (loss)
	Common stock				Treasury stock
(unaudited)	shares	amount			shares	amount
Balance, December 29, 2007	419	$105	$388	$4,217	29	$(1,357)	$(827)	$2,526	$ 2	$ 2,528
Common stock repurchases					13	(650)		(650)		(650)
Business acquisitions									7	7
Net income (loss)				1,148				1,148	(2)	1,146	1,146
Dividends				(495)				(495)		(495)
Other comprehensive income (loss)							(1,314)	(1,314)		(1,314)	(1,314)
Stock compensation			51					51		51
Stock options exercised and other			(1)	(34)	(5)	217		182		182

Balance, January 3, 2009	419	$105	$438	$4,836	37	$(1,790)	$(2,141)	$1,448	$ 7	$ 1,455	$ (168)
Common stock repurchases					4	(187)		(187)		(187)
Net income (loss)				1,036				1,036	(4)	1,032	1,032
Dividends				(403)				(403)		(403)
Other comprehensive income (loss)							75	75		75	75
Stock compensation			28					28		28
Stock options exercised and other			(12)	(8)	(1)	50		30		30

Balance, October 3, 2009	419	$105	$454	$5,461	40	$(1,927)	$(2,066)	$2,027	$ 3	$ 2,030	$ 1,107

(a)	Refer to Note 1 for further information.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Year-to-date period ended
(unaudited)	October 3, 2009	September 27, 2008
Operating activities
Net income	$1,032	$968
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	282	274
Deferred income taxes	(9)	(12)
Other	(18)	123
Postretirement benefit plan contributions	(93)	(60)
Changes in operating assets and liabilities:
Trade receivables	(240)	(182)
Inventories	35	33
Accounts payable	(54)	31
Accrued income taxes	84	27
Accrued interest	(33)	53
Accrued and prepaid advertising, promotion and trade allowances	151	35
Accrued salaries and wages	(5)	(62)
Exit plan — related reserves	14	(4)
All other current assets and liabilities	84	(36)

Net cash provided by operating activities	1,230	1,188

Investing activities
Additions to properties	(252)	(295)
Acquisitions of businesses, net of cash acquired	—	(212)
Property disposals	1	11

Net cash used in investing activities	(251)	(496)

Financing activities
Net issuances (reductions) of notes payable	(915)	48
Issuances of long-term debt	745	756
Reductions of long-term debt	—	(466)
Issuances of common stock	34	155
Common stock repurchases	(187)	(650)
Cash dividends	(403)	(365)
Other	2	14

Net cash used in financing activities	(724)	(508)

Effect of exchange rate changes on cash	17	(24)

Increase in cash and cash equivalents	272	160
Cash and cash equivalents at beginning of period	255	524

Cash and cash equivalents at end of period	$527	$684

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter and year-to-date periods ended October 3, 2009 (unaudited)

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

The condensed balance sheet data at January 3, 2009 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended October 3, 2009 are not necessarily indicative of the results to be expected for other interim periods or the full year.

The accounting policies used in preparing these financial statements are the same as those applied in the prior year, except that the Company adopted new financial accounting standards in its 2009 fiscal year, as discussed within this Note.

Accounting standards codification

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard which established the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification was effective for financial statements issued for interim and annual periods ending after September, 15, 2009, and was adopted by the Company in the quarter ended October 3, 2009. Adoption of this standard did not impact the Company’s consolidated financial statements.

Subsequent events

In May 2009, the FASB issued a standard on subsequent events which was effective for the Company’s quarter ended July 4, 2009. This standard requires interim and annual disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. The Company’s adoption of this standard, which was applied prospectively, resulted in additional disclosures contained in Note 12.

Interim fair value disclosures

In April 2009, the FASB issued a staff position on interim disclosures of the fair value of financial instruments. This staff position, which was adopted by the Company as of the quarter ended July 4, 2009, expanded to include certain fair value disclosures for financial instruments on an interim basis that were previously required on an annual basis. It also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes in the methods and significant assumptions from prior periods. The Company’s adoption of this guidance, which was applied prospectively, resulted in additional disclosures contained in Note 9.

Fair value

In September 2006, the FASB issued a standard that defined fair value, established a framework for measuring fair value, and expanded disclosures about fair value measurements. In February 2008, the FASB issued a one-year deferral for all non-financial assets and non-financial liabilities, except for those that are recognized or disclosed at fair value in the financial statements at least annually. Assets and liabilities subject to this deferral included goodwill, intangible assets, long-lived assets measured at fair value for impairment assessments and nonfinancial assets and liabilities initially measured at fair value in a business combination. As of the beginning of its 2009 fiscal year, the Company applied the provisions of the standard to assets and liabilities subject to the one-year deferral. The provisions of this standard, which were applied prospectively, did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued a staff position on determining fair value when the volume and level of activity for the asset or liability have significantly decreased, and identifying transactions that are not orderly. It clarified and included additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or liability. In addition, the staff position amended prior fair value measurement guidance to require additional disclosures in interim and annual periods. These disclosures include the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The Company’s adoption of this guidance as of the quarter ended July 4, 2009 resulted in additional disclosures contained in Note 9.

Disclosures about derivative instruments

In March 2008, the FASB issued a standard on disclosures about derivative instruments and hedging activities, which was adopted by the Company as of the beginning of its 2009 fiscal year. The standard requires companies to disclose their objectives and strategies for using derivative instruments, whether or not the derivatives are designated as hedging instruments. The pronouncement requires disclosure of the fair value of derivative instruments by primary underlying risk exposure (e.g. interest rate, credit, foreign exchange rate, combination of interest rate and foreign exchange rate, or overall price). It also requires disclosures about the income statement impact of derivative instruments by designation as fair value hedges, cash flow hedges, or hedges of the foreign currency exposure of a net investment in a foreign operation. The provisions of this standard, which were applied prospectively, resulted in additional disclosures contained in Note 10.

Business combinations and noncontrolling interests

In December 2007, the FASB issued separate standards on business combinations and noncontrolling interests in consolidated financial statements. These standards were adopted by the Company at the beginning of its 2009 fiscal year.

The underlying fair value concepts of previous guidance were retained, but the method for applying the acquisition method changed in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing them; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. The effect on the Company’s financial statements will depend primarily on specific transactions, if any, completed after 2008.

For acquisitions completed prior to January 4, 2009, changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period will be recognized in net income rather than as an adjustment to the cost of the acquisition. These changes are not expected to have a significant impact on the Company’s consolidated financial statements.

The consolidated financial statements are presented as if the parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, investments in noncontrolling interests are reported as equity in the consolidated financial statements. Furthermore, the consolidated financial statements include 100% of a controlled subsidiary’s earnings, rather than only the Company’s share. Lastly, transactions between the Company and noncontrolling interests are reported in equity as transactions between shareholders provided that these transactions do not create a change in control. Previously, acquisitions of additional interests in a controlled subsidiary generally resulted in remeasurement of assets and liabilities acquired; dispositions of interests resulted in a gain or loss. The Company’s adoption of this pronouncement changed its presentation of noncontrolling interests.

New accounting pronouncements

In June 2009, the FASB issued guidance that changed the consolidation model for variable interest entities (VIEs). This guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether a company (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. For the Company, this standard is effective at the beginning of its 2010 fiscal year and must be applied retrospectively. The Company is currently in the process of evaluating the impact on its consolidated financial statements.

Note 2 Acquisitions and goodwill and other intangible assets

Acquisitions

The Company made acquisitions in 2008 in order to expand its presence geographically and increase its manufacturing capacity.

Specialty Cereals

In September 2008, the Company acquired Specialty Cereals of Sydney, Australia, a manufacturer and distributor of natural ready-to-eat cereals. Payments of $37 million in cash in connection with the transaction, including approximately $5 million paid to the seller’s lenders, were classified as investing cash outflows in the Company’s Consolidated Statement of Cash Flows for the year-to-date period ended September 27, 2008.

IndyBake Products/Brownie Products

In August 2008, the Company acquired certain assets and liabilities of the business of IndyBake Products and Brownie Products (collectively, IndyBake), located in Indiana and Illinois. IndyBake, a contract manufacturing business that produces cracker, cookie and frozen dough products, had been a partner to Kellogg for many years as a snacks contract manufacturer.

Payments of $42 million in cash in connection with the transaction, including approximately $8 million paid to the seller’s lenders, were classified as investing cash outflows in the Company’s Consolidated Statement of Cash Flows for the year-to-date period ended September 27, 2008.

Navigable Foods

In June 2008, the Company acquired a majority interest in the business of Zhenghang Food Company Ltd. (Navigable Foods) for a purchase price of $36 million in cash (net of cash received), including transaction fees. Navigable Foods, a manufacturer of cookies and crackers in the northern and northeastern regions of China, included approximately 1,800 employees, two manufacturing facilities and a sales and distribution network. Cash outflows of $28 million associated with the transaction, which represented payments to the seller and seller’s lenders to satisfy debt and other obligations of the seller, were classified as investing cash outflows in the Company’s Consolidated Statement of Cash Flows for the year-to-date period ended September 27, 2008.

United Bakers

In January 2008, subsidiaries of the Company acquired substantially all of the equity interests in OJSC Kreker (doing business as United Bakers) and consolidated subsidiaries. United Bakers is a leading producer of cereal, cookie and cracker products in Russia, with approximately 4,000 employees, six manufacturing facilities and a broad distribution network.

The Company paid $110 million cash (net of $5 million cash acquired), including approximately $67 million to settle debt and other assumed obligations of the acquired entities. Of the total cash paid, $5 million was spent in 2007 for transaction fees and advances. The remaining amount of $105 million was classified as an investing activity cash outflow in the Company’s Consolidated Statement of Cash Flows for the year-to-date period ended September 27, 2008.

Goodwill and other intangible assets

Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization
(millions)	October 3, 2009	January 3, 2009	October 3, 2009	January 3, 2009
Trademarks	$19	$19	$15	$14
Other	41	41	28	28
Total	$60	$60	$43	$42

For intangible assets in the preceding table, amortization was less than $1 million for each of the current and prior year quarterly periods. The currently estimated aggregate annual amortization expense for full-year 2009 and each of the four succeeding fiscal years is approximately $2 million.

Intangible assets not subject to amortization

	Total carrying amount
(millions)	October 3, 2009	January 3, 2009
Trademarks	$1,443	$1,443

Changes in the carrying amount of goodwill for the year-to-date period ended October 3, 2009 are presented in the following table. Certain of the Company’s goodwill balances are subject to foreign currency translation adjustments. Fluctuations in exchange rates contributed to the change in goodwill balance for the period.

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	Asia Pacific (a)	Consolidated
January 3, 2009	$3,539	$61	$—	$37	$3,637
Currency translation adjustment	—	1	—	5	6
October 3, 2009	$3,539	$62	$—	$42	$3,643

(a)	Includes Australia, Asia and South Africa.

Note 3 Exit or disposal activities

The Company views its continued spending on cost reduction initiatives as part of its ongoing operating principles to provide greater visibility in achieving its long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.

2009 activities

During the third quarter of 2009, the Company incurred total costs of $18 million related to plans which will result in cost of goods sold (COGS) and selling, general and administrative expense (SGA) savings. The COGS programs are Kellogg’s lean, efficient, and agile network (K LEAN), a European manufacturing optimization in Bremen, Germany and a supply chain network rationalization in Latin America. The SGA program focuses on the efficiency and effectiveness of various support functions.

Total charges for the quarter and year-to-date periods ended October 3, 2009 for all programs were:

Quarter ended October 3, 2009
(millions)	Employee severance	Other cash costs (a)	Asset write-offs	Retirement benefits (b)	Total
COGS programs	$ 6	$ 2	$ 2	$ 3	$ 13
SGA programs	3	2	—	—	5
Total	$ 9	$ 4	$ 2	$ 3	$ 18

Year-to-date period ended October 3, 2009
(millions)	Employee severance	Other cash costs (a)	Asset write-offs	Retirement benefits (b)	Total
COGS programs	$ 19	$ 6	$ 2	$ 3	$ 30
SGA programs	8	2	—	—	10
Total	$ 27	$ 8	$ 2	$ 3	$ 40

(a)	Primarily includes expenditures for equipment removal and relocation.

(b)	Pension plan curtailment losses and special termination benefits.

K LEAN seeks to optimize the Company’s global manufacturing network, reduce waste, develop best practices on a global basis and reduce capital expenditures. The Company expects to incur approximately $20 million of costs for 2009 and an additional $20 million in 2010. The charges are primarily for cash payments for severance and other cash costs for asset removal and relocation at various global manufacturing facilities. The above costs impacted operating segments for the quarter and year-to-date periods, respectively as follows (in millions): North America — $2 and $12; Europe — $4 and $5; and Asia Pacific — $1 and $1.

The Company incurred $1 million of costs in the third quarter related to a manufacturing optimization program in Bremen, Germany which will result in future cash savings through the elimination of employee positions. Year-to-date charges, representing cash payment for employee severance were $7 million and were recorded in the Europe operating segment. The program was substantially complete as of the end of the third quarter, 2009.

The Company incurred $5 million of costs related to supply chain rationalization in Latin America which will result in the closing of a plant in Guatemala. The Company expects to incur approximately $6 million of costs during the remainder of the year. The charges represent cash payments for severance and other cash costs associated with the elimination of employee positions and asset removal and relocation costs as well as non-cash asset write offs. Efficiencies gained in other plants in the Latin America network allow the Company to service the Guatemala market from those plants.

During the third quarter of 2009, the Company incurred $5 million of costs for SGA programs which will result in an improvement in the efficiency and effectiveness of various support functions. The programs realign these functions to provide greater consistency across processes, procedures and capabilities in order to support the global organization. The Company expects to incur approximately $23 million of costs for 2009 and an additional $2 million in 2010. The charges represent cash payments for severance and other cash costs associated with the elimination of salaried positions. Charges in the third quarter were recorded in the Europe operating segment. On a year-to date basis, the Company incurred $5 million of charges in the North America operating segment and $5 million of charges in the Europe operating segment.

Reserves for the plans are primarily for employee severance and will be paid out by the end of the first quarter, 2010. The detail is as follows:

(millions)	Balance January 3, 2009	Accruals	Payments	Balance October 3, 2009
COGS programs	$—	$19	$(10)	$ 9
SGA programs	—	8	(1)	7
Total	$—	$27	$(11)	$16

Prior year activities

The Company incurred $3 million of costs for the quarter ended September 27, 2008 for two projects: the European manufacturing optimization plan impacting the facility in Manchester, England; and the reorganization of production processes to reflect changing market dynamics which impacted plants in Valls, Spain and Bremen, Germany. These costs were recorded in cost of goods sold and were attributable to the Europe operating segment.

These programs were completed in 2008. There were no exit reserves related to either of the programs as of October 3, 2009. As of the end of the Company’s 2008 fiscal year, there was a reserve for employee severance of $2 million. See page 37 in the Company’s 2008 Annual Report on Form 10-K for further information on these projects.

The following tables present the total costs for these projects for the quarter and year-to-date periods ended September 27, 2008:

	Quarter ended September 27, 2008
(millions)	Employee severance	Other cash costs (a)	Asset write-offs	Retirement benefits (b)	Total
Manufacturing optimization	$—	$1	$—	$—	$ 1
Reorganization of production	—	—	2	—	2
Total	$—	$1	$ 2	$—	$ 3

	Year-to-date period ended September 27, 2008
(millions)	Employee severance	Other cash costs (a)	Asset write-offs	Retirement benefits (b)	Total
Manufacturing optimization	$ 3	$ 2	$ (4)	$ 2	$ 3
Reorganization of production	4	1	6	—	11
Total	$ 7	$ 3	$ 2	$ 2	$14

(a)	Includes cash costs for equipment removal and relocation and asset write-offs net of proceeds received for sold assets.

(b)	Pension plan curtailment losses and special termination benefits.

Note 4 Equity

Earnings per share

Basic net earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic net earnings per share is reconciled to diluted net earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 12 million and 20 million for the quarter and year-to-date periods ended October 3, 2009, as compared to 4 million and 2 million shares for the quarter and year-to-date periods ended September 27, 2008.

Quarters ended October 3, 2009 and September 27, 2008:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Net earnings per share
2009
Basic	$361	382	$ .94
Dilutive potential common shares	—	2	—
Diluted	$361	384	$ .94
2008
Basic	$342	380	$ .90
Dilutive potential common shares	—	4	(.01)
Diluted	$342	384	$ .89

Year-to-date periods ended October 3, 2009 and September 27, 2008:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Net earnings per share
2009
Basic	$1,036	382	$2.71
Dilutive potential common shares	—	1	(.01)
Diluted	$1,036	383	$2.70
2008
Basic	$ 969	382	$2.54
Dilutive potential common shares	—	3	(.03)
Diluted	$ 969	385	$2.51

During the year-to-date period ended October 3, 2009, the Company issued 0.2 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 6. On February 4, 2009, the Board of Directors authorized the repurchase of $650 million of the Company’s common stock. During the quarter and year-to-date period ended October 3, 2009, the Company spent $187 million to purchase approximately 4 million shares.

Comprehensive income

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all periods presented consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience losses and prior service cost. Additionally, see Note 1 for a discussion regarding the Company’s adoption of the standard on accounting for noncontrolling interests in consolidated financial statements.

During the year-to-date period ended October 3, 2009, the Company’s other comprehensive income balances related to pension and post-retirement benefits increased by $90 million, comprised of a $42 million increase for an update of census-data and a $48 million increase for foreign currency remeasurement.

During the third quarter of 2008, the Company’s other comprehensive income balances related to pension and post-retirement benefits decreased by $24 million for foreign currency remeasurement. During the year-to-date period ended September 27, 2008, the Company’s other comprehensive income balances related to pension and post-retirement benefits decreased by $1 million, comprised of a $25 million increase for an update of census data and a $26 million decrease for foreign currency remeasurement.

Quarter ended October 3, 2009:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount

2009
Net income			$360
Other comprehensive income:
Foreign currency translation adjustments	(5)	—	(5)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(26)	9	(17)
Reclassification to net earnings	18	(6)	12
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	—	—	—
Prior service cost	—	—	—
Reclassification to net earnings:
Net experience loss	16	(5)	11
Prior service cost	3	(1)	2
	6	(3)	3
Total comprehensive income			$363

Quarter ended September 27, 2008:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2008
Net income			$341
Other comprehensive income:
Foreign currency translation adjustments	(160)	—	(160)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(103)	36	(67)
Reclassification to net earnings	(4)	1	(3)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	22	(7)	15
Prior service cost	2	(1)	1
Reclassification to net earnings:
Net experience loss	11	(4)	7
Prior service cost	3	(1)	2
	(229)	24	(205)
Total comprehensive income			$136

Year-to-date period ended October 3, 2009:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2009
Net income			$1,032
Other comprehensive income:
Foreign currency translation adjustments	107	—	107
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(8)	3	(5)
Reclassification to net earnings	(5)	2	(3)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(73)	23	(50)
Prior service cost	(17)	6	(11)
Reclassification to net earnings:
Net experience loss	47	(15)	32
Prior service cost	8	(3)	5
	59	16	75
Total comprehensive income			$1,107

Year-to-date period ended September 27, 2008:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2008
Net income			$968
Other comprehensive income:
Foreign currency translation adjustments	(77)	—	(77)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(13)	4	(9)
Reclassification to net earnings	(7)	2	(5)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience loss	(4)	2	(2)
Prior service cost	5	(2)	3
Reclassification to net earnings:
Net experience loss	35	(12)	23
Prior service cost	9	(3)	6
	(52)	(9)	(61)
Total comprehensive income			$907

Accumulated other comprehensive income (loss) as of October 3, 2009 and January 3, 2009 consisted of the following:

(millions)	October 3, 2009	January 3, 2009
Foreign currency translation adjustments	$ (729)	$ (836)
Cash flow hedges — unrealized net loss	(32)	(24)
Postretirement and postemployment benefits:
Net experience loss	(1,253)	(1,235)
Prior service cost	(52)	(46)
Total accumulated other comprehensive income (loss)	$(2,066)	$(2,141)

Note 5 Debt

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

As of October 3, 2009 and January 3, 2009, notes payable included commercial paper outstanding in the amount of $433 million and $1,310 million, respectively.

In May 2009, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted its existing 5.125% U.S. Dollar Notes due 2012 from a fixed rate to a floating rate obligation for the remainder of the five-year term. These derivative instruments, which were designated as fair value hedges of the debt obligation, resulted in an effective interest rate of 3.44% as of October 3, 2009.

In May 2009, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted a portion of its existing 6.6% U.S. Dollar Notes due 2011 from a fixed rate to a floating rate obligation for the remainder of the 10-year term. These derivative instruments, which were designated as fair value hedges of the debt obligation, resulted in an effective interest rate of 5.79% as of October 3, 2009 on the portion of the debt related to the interest rate swaps.

For all interest rate swaps designated as fair value hedges of fixed rate debt, the corresponding change in the fair value of hedged debt, reflected as an increase in long-term debt on the Company’s Consolidated Balance Sheet, amounted to $47 million and $43 million at October 3, 2009 and January 3, 2009, respectively.

Subsequent event

On October 28, 2009 the Company announced the launch of a cash tender offer for up to $500 million aggregate principal amount of its 6.6% Notes due 2011, conditioned on the receipt of net proceeds from a public offering of unsecured senior debt securities.

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

The 2009 Long-Term Incentive Plan (2009 Plan), approved by shareholders in 2009, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2009 Plan authorizes the issuance of a total of (a) 27 million shares; plus (b) the total number of shares as to which awards granted under the 2009 Plan or the 2003 or

2001 Incentive Plans expire or are forfeited, terminated or settled in cash, with no more than 5 million shares to be issued in satisfaction of performance units, performance-based restricted shares and other awards (excluding stock options and stock appreciation rights), and with additional annual limitations on awards or payments to individual participants.

The Non-Employee Director Stock Plan (Director Plan) was approved by shareholders in 2009 and allows each eligible non-employee director to receive shares of the Company’s common stock annually. The number of shares granted pursuant to each annual award will be determined by the Nominating and Governance Committee of the Board of Directors. Shares are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the “Grantor Trust”). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board.

The Company classifies pre-tax stock compensation expense in selling, general and administrative expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended		Year-to-date period ended
(millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Pre-tax compensation expense	$ 9	$13	$37	$66
Related income tax benefit	$ 3	$ 4	$13	$23

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

As of October 3, 2009, total stock-based compensation cost related to non-vested awards not yet recognized was approximately $33 million and the weighted-average period over which this amount is expected to be recognized was approximately 2 years.

Stock options

During the year-to-date periods ended October 3, 2009 and September 27, 2008, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. The 2009 grant has a three-year graded vesting period. Stock option grants prior to 2009 had a two-year graded vesting period. Other terms of the 2009 grant and the Company’s methods for determining grant-date fair value of the award were consistent with that described on pages 42 and 43 of the Company’s 2008 Annual Report on Form 10-K. Additionally, during 2008, the Company granted stock options to non-employee directors. The practice of awarding stock options to non-employee directors was suspended in conjunction with the shareholder’s approval of the Director Plan in 2009. In lieu of options, non-employee directors receive an annual grant of restricted stock.

Year-to-date period ended October 3, 2009:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$45
Granted	4	40
Exercised	(1)	36
Forfeitures and expirations	—	—
Outstanding, end of period	29	$45	6.7	$134
Exercisable, end of period	24	$45	6.1	$102

Year-to-date period ended September 27, 2008:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$44
Granted	5	51
Exercised	(4)	42
Forfeitures and expirations	—	—
Outstanding, end of period	27	$45	5.9	$308
Exercisable, end of period	21	$44	5.1	$273

The weighted-average fair value of options granted was $6.33 per share for the year-to-date period ended October 3, 2009 and $7.90 per share for the year-to-date period ended September 27, 2008. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk- free interest rate	Dividend yield
Grants within the year-to-date period ended October 3, 2009	24.00%	5.00	2.10%	3.40%

The total intrinsic value of options exercised was $4 million for the year-to-date period ended October 3, 2009 and $41 million for the year-to-date period ended September 27, 2008.

Performance shares

In the first quarter of 2009, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year cost saving targets are achieved.

The 2009 target grant currently corresponds to approximately 183 thousand shares, with a grant-date fair value of $36 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at October 3, 2009, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was (in millions): 2009 award-$18; 2008 award-$17; and 2007 award-$18. The 2006 performance share award, payable in stock, was settled at 200% of target in February 2009 for a total dollar equivalent of $19 million.

Note 7 Employee benefits

The Company sponsors a number of U.S. and foreign pension, other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 44 to 48 of the Company’s 2008 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.

Pension

	Quarter ended		Year-to-date period ended
(millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Service cost	$ 20	$ 21	$ 60	$ 65
Interest cost	49	50	147	151
Expected return on plan assets	(80)	(76)	(237)	(230)
Amortization of unrecognized prior service cost	4	3	10	9
Recognized net loss	12	9	35	27
Curtailment and special termination benefits	—	1	—	8
Total pension expense - Company plans	$ 5	$ 8	$ 15	$ 30

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Service cost	$ 4	$ 4	$ 13	$ 13
Interest cost	16	17	49	50
Expected return on plan assets	(17)	(16)	(51)	(48)
Amortization of unrecognized prior service cost	(1)	—	(2)	—
Recognized net loss	3	1	9	5
Postretirement benefit expense	$ 5	$ 6	$ 18	$ 20

Postemployment
	Quarter ended		Year-to-date period ended
(millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Service cost	$ 2	$ 2	$ 5	$ 4
Interest cost	1	1	3	3
Recognized net loss	1	1	3	3
Postemployment benefit expense	$ 4	$ 4	$ 11	$ 10

During the third quarter of 2009 the Company recorded $12 million related to multi-employer plan obligations. The final calculation of this liability is pending full-year 2010 contribution base units and is therefore subject to adjustment. The associated cash obligation is payable over a maximum 20-year period; management has not determined the actual period over which the payments will be made.

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

Note 8 Income taxes

Effective income tax rate

The consolidated effective income tax rate was approximately 27% for the quarter ended October 3, 2009, as compared to 28% for the comparable quarter of 2008. The third quarter 2009 provision for income taxes was positively impacted by various provision-to-return adjustments.

The year-to-date consolidated effective tax rate through three quarters for 2009 as well as 2008 was 29%.

Uncertain tax positions

As of October 3, 2009, the Company classified approximately $26 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the aforementioned current liability balance expected to be settled within one year, offset by approximately $2 million of projected additions. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended October 3, 2009. Approximately $113 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
January 3, 2009	$132
Tax positions related to current year:
Additions	6
Reductions	—
Tax positions related to prior years:
Additions	7
Reductions	(4)
Settlements	(8)
October 3, 2009	$133

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other liabilities.

The Company classifies income tax-related interest and penalties as interest expense and SGA expense, respectively. For the year-to-date period ending October, 2009, the Company recognized expense of $3 million for tax related interest and had approximately $32 million accrued.

Note 9 Fair value measurements

The Company has categorized its financial assets and liabilities into a three-level fair value hierarchy, based on the nature of the inputs used in determining fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at October 3, 2009.

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

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of October 3, 2009 and January 3, 2009:

	Level 1		Level 2		Level 3		Total
(millions)	October 3, 2009	January 3, 2009	October 3, 2009	January 3, 2009	October 3, 2009	January 3, 2009	October 3, 2009	January 3, 2009
Assets:
Derivatives (recorded in other current assets)	$ 16	$ 9	$ 19	$ 34	$—	$—	$ 35	$ 43
Derivatives (recorded in other assets)	—	—	48	43	—	—	48	43
Total assets	$ 16	$ 9	$ 67	$ 77	$—	$—	$ 83	$ 86

Liabilities:
Derivatives (recorded in other current liabilities)	$(11)	$—	$(36)	$(17)	$—	$—	$(47)	$(17)
Derivatives (recorded in other liabilities)	—	—	(9)	(4)	—	—	(9)	(4)
Total liabilities	$(11)	$—	$(45)	$(21)	$—	$—	$(56)	$(21)

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt is calculated based on broker quotes and was approximately $5,370 million at October 3, 2009.

Credit risk concentration

The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative financial and commodity contracts. Management believes a concentration of credit risk with respect to derivative counterparties is limited due to the credit ratings of the counterparties and the use of master netting and reciprocal collateralization agreements.

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of $36 million as of October 3, 2009.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or our counterparties exceeds a certain amount. There were no collateral balance requirements at October 3, 2009.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts comprising approximately 28% of consolidated accounts receivable at October 3, 2009.

Note 10 Derivative instruments and hedging activities

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

The total notional amount of foreign currency derivative instruments was $1,068 million and $924 million at October 3, 2009 and January 3, 2009, respectively.

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

The total notional amount of interest rate derivative instruments was $1,900 million and $750 million at October 3, 2009 and January 3, 2009, respectively.

Price risk

The Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. The Company has historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. During 2006, the Company entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in its manufacturing processes. The notional amount of the swaps totaled $151 million as of October 3, 2009 and $167 million as of January 3, 2009.

Commodity contracts are accounted for as cash flow hedges. The assessment of effectiveness for exchange-traded instruments is based on changes in futures prices. The assessment of effectiveness for over-the-counter transactions is based on changes in designated indexes.

The total notional amount of commodity derivative instruments, including the natural gas swaps was $255 million and $267 million at October 3, 2009 and January 3, 2009, respectively.

Credit-risk-related contingent features

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on October 3, 2009 was $13 million. If the credit-risk-related contingent features were triggered as of October 3, 2009, the Company would be required to post collateral of $13 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of October 3, 2009 triggered by credit-risk-related contingent features.

Fair values of derivative instruments in the Consolidated Balance Sheet designated as hedging instruments as of October 3, 2009 were as follows:

	Asset derivatives		Liability derivatives
(millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Foreign currency exchange contracts	Other current assets	$19	Other current liabilities	$(30)
Interest rate contracts	Other assets	47	Other liabilities	—
Commodity contracts	Other current assets	16	Other current liabilities	(17)
Commodity contracts	Other assets	1	Other liabilities	(9)
Total		$83		$(56)

The effect of derivative instruments on the Consolidated Statement of Income for the quarter ended October 3, 2009 was as follows:

Derivatives in fair value hedging relationships (millions)				Location of gain (loss) recognized in income	Gain (loss) recognized in income
Foreign currency exchange contracts				Other income (expense), net	$ (30)
Interest rate contracts				Interest expense	9
Total					$ (21)

Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI	Location of gain (loss) reclassified From AOCI	Gain (loss) reclassified from AOCI into income	Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
Foreign currency exchange contracts	$(16)	Cost of goods sold	$ (3)	Other income (expense), net	$—
Foreign currency exchange contracts	1	Selling, general and administrative expense	—	Other income (expense), net	—
Interest rate contracts	—	Interest expense	(1)	N/A	—
Commodity contracts	(11)	Cost of goods sold	(14)	Other income (expense), net	(2)
Total	$(26)		$(18)		$(2)

Derivatives not designated as hedging instruments (millions)				Location of gain (loss) recognized in income	Gain (loss) recognized in income
Foreign currency exchange contracts				Other income (expense), net	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

The effect of derivative instruments on the Consolidated Statement of Income for the year-to-date period ended October 3, 2009 was as follows:

Derivatives in fair value hedging relationships (millions)				Location of gain (loss) recognized in income	Gain (loss) recognized in income
Foreign currency exchange contracts				Other income (expense), net	$ (38)
Interest rate contracts				Interest expense	18
Total					$ (20)

Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI	Location of gain (loss) reclassified From AOCI	Gain (loss) reclassified from AOCI into income	Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
Foreign currency exchange contracts	$(19)	Cost of goods sold	$15	Other income (expense), net	$(1)
Foreign currency exchange contracts	3	Selling, general and administrative expense	(2)	Other income (expense), net	—
Interest rate contracts	2	Interest expense	(4)	N/A	—
Commodity contracts	6	Cost of goods sold	(4)	Other income (expense), net	(2)
Total	$ (8)		$ 5		$(3)

Derivatives not designated as hedging instruments (millions)				Location of gain (loss) recognized in income	Gain (loss) recognized in income
Foreign currency exchange contracts				Other income (expense), net	$ 1

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Refer to Note 9 for disclosures regarding the fair value of the Company’s derivatives.

Note 11 Voluntary product withdrawal

In January and February 2009, the Company recalled certain products because they included ingredients that had the potential to be contaminated with salmonella. The recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigations of Peanut Corporation of America, which supplied the Company with peanut paste and other ingredients.

The recall represented a Type I subsequent event and in accordance with U.S. GAAP, the Company recorded certain costs associated with the recall in its 2008 financial results. See Note 15 of the Company’s 2008 Annual Report on Form 10-K for further information on the recall.

The Company incurred additional costs associated with the recall for product manufactured and sold in 2009. The recall reduced North America’s operating profit for the year-to-date period ended October 3, 2009 by $31 million or $0.06 of earnings per diluted share.

Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded as cost of goods sold; and other recall costs were recorded as selling, general and administrative expenses. The following table presents a summary of the total charges for the quarter and year-to-date periods ended October 3, 2009.

(millions)	Quarter ended October 3, 2009	Year-to-date period ended October 3, 2009
Reduction of net sales	$—	$12
Cost of goods sold	—	18
Selling, general and administrative expense	—	1
Total	$—	$31

The costs in the above table represent actual costs incurred, which exclude the impact of lost sales.

Note 12 Subsequent events

On October 28, 2009 the Company announced the launch of a cash tender offer for up to $500 million of its 6.6% Notes due 2011, further discussed in Note 5.

The Company evaluated subsequent events through the time of filing of the Quarterly Report on Form 10-Q on November 6, 2009.

Note 13 Operating segments

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

	Quarter ended		Year-to-date period ended
(millions)	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Net sales
North America	$2,187	$2,156	$6,574	$6,431
Europe	631	666	1,805	2,089
Latin America	262	277	750	813
Asia Pacific (a)	197	189	546	556
Consolidated	$3,277	$3,288	$9,675	$9,889

Segment operating profit
North America	$415	$ 380	$1,244	$1,163
Europe	105	113	304	347
Latin America	51	61	157	166
Asia Pacific (a)	28	26	74	79
Corporate	(32)	(47)	(130)	(147)
Consolidated	$567	$ 533	$1,649	$1,608

(a)	Includes Australia, Asia and South Africa.

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

For the quarter ended October 3, 2009, our reported net sales were flat compared to the same period last year; internal net sales increased by 3%. Consolidated operating profit grew 6%, while internal operating profit increased by 11%. Diluted earnings per share (EPS) grew 6% to $.94, compared to $.89 in the comparable prior period. EPS on a currency neutral basis grew 12%.

For the year-to-date period ended October 3, 2009, reported net sales declined by 2% with internal net sales increasing by 3%. Consolidated operating profit increased 3%, while internal operating profit increased by 10%. Diluted earnings per share grew 8% to $2.70, compared to $2.51 in the comparable prior period. EPS on a currency neutral basis grew 17%.

For the full year, we expect our business model and strategy will deliver results above our long-term targets with internal net sales growth of 3 to 4%, internal operating profit growth of 8 to 10% and earnings per share growth of 10 to 12% on a currency neutral basis. We are able to achieve these results by higher than expected cost savings, slightly lower inflation and solid price/mix performance.

We expect our momentum from 2009 to carry into 2010 allowing us to meet or exceed our long-term annual growth targets. For 2010 we expect internal net sales growth of 2 to 3%, in line with our targeted annual growth of 1 to 3%, but less than 2009 due to less pricing year-on-year. Internal operating profit is expected to grow in the high single-digit (7 to 9%) range, above our target of mid single-digit (4 to 6%) growth due to less spending on up-front costs and savings resulting from our $1 billion cost challenge. Diluted earnings per share on a currency neutral basis is expected to grow 10 to 12%, which is above our long-term targeted growth of high single-digits (7 to 9%).

Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the third quarter of 2009 versus 2008:

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2009 net sales	$2,187	$631	$262	$197	$—	$3,277

2008 net sales	$2,156	$666	$277	$189	$—	$3,288

% change — 2009 vs. 2008:
Volume (tonnage) (b)	-.8%	4.2%	6.4%	-1.5%	—	.7%
Pricing/mix	2.5%	.5%	2.9%	5.5%	—	2.4%
Subtotal — internal business	1.7%	4.7%	9.3%	4.0%	—	3.1%
Acquisitions (c)	.1%	—	—	1.8%	—	.1%
Foreign currency impact	-.3%	-10.0%	-14.7%	-1.6%	—	-3.5%
Total change	1.5%	-5.3%	-5.4%	4.2%	—	-.3%

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2009 operating profit	$415	$105	$51	$28	$(32)	$567

2008 operating profit	$380	$113	$61	$26	$(47)	$533

% change — 2009 vs. 2008:
Internal business	9.5%	7.0%	-3.3%	8.6%	34.4%	11.3%
Acquisitions (c)	—	—	—	-3.5%	—	-.1%
Foreign currency impact	-.3%	-14.5%	-13.9%	-.1%	—	-4.9%
Total change	9.2%	-7.5%	-17.2%	5.0%	34.4%	6.3%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of results for the quarter ended October 3, 2009 from the acquisitions of Specialty Cereal and certain assets and liabilities of IndyBake.

Our consolidated net sales were flat compared to last year, driven by a negative impact from foreign currency translation. Excluding this negative impact, internal net sales grew by 3%, lapping last year’s strong 7% growth. This growth has been driven by global volume growth, particularly in cereal as well as our pricing/mix initiatives.

Our North America operating segment had internal net sales growth of 2% against a very difficult 9% comparative in the year ago period. The growth was driven by pricing, partially offset by lower volumes. The retail cereal product group grew by 2%, on top of last year’s 7% growth. We are focusing our strategy to invest against our core cereal brands. As a result, Special K, Raisin Bran and Kashi performed well, responding to increased advertising and successful promotions. We are discontinuing our on-the-go cereal offerings which have become less attractive to consumers in this tough economic environment. Our innovation efforts continue to support our commitment to improve the quality of our food. During the third quarter we launched Froot Loops and Apple Jacks with increased fiber.

The retail snack product group (cookies, crackers, toaster pastries, cereal bars, and fruit snacks) grew by 3% over last year’s strong 10% comparable. The growth was driven by our bar innovations such as FiberPlus and Cinnabon. Nutri-Grain bars continue to be a solid performer.

Internal net sales in the frozen and specialty channels (frozen foods, food service and vending) decreased by 3%. The decline was attributable to Frozen being up against a tough prior year comparable where customers bought ahead of a pre-announced price increase and a supply disruption which will continue into the first quarter of 2010. Additionally, we continued to see softness in the foodservice industry during the third quarter.

Our International operating segments collectively achieved net sales growth of almost 6% on an internal basis. Europe’s internal net sales increased by 5% as we have resolved retailer disputes. While Europe has been a tough operating environment, we are experiencing the growth we expected in the second half of the year, with a strong increase from volume. In the UK we delivered strong mid single-digit internal net sales growth, driven by growth in retail cereal. Latin America’s internal net sales growth continues to be strong at 9% attributable to both volume and price increases driven by retail cereal in Mexico and Venezuela. Internal net sales in Asia Pacific grew 4%, building upon last year’s 10% growth.

Consolidated operating profit increased by 6% on an as reported basis and by 11% on an internal basis, when excluding the impact of foreign currency translation and acquisitions. While we continue to experience commodity cost pressures and have increased our spending on up-front costs, we have been able to more than offset those by savings from our cost reduction and productivity initiatives, media deflation and pricing. During the third quarter of 2009, our up-front costs were $34 million, which were $29 million higher than the previous year. Up-front costs represent both exit or disposal activities and other cost reduction initiatives. For the full year, we expect total up-front costs to be approximately $145 million.

Reported operating profit in each of our operating segments was negatively impacted by foreign exchange. North America’s internal operating profit growth was driven by price and savings from our cost reduction initiatives, which was partially offset by higher up-front costs. Internal operating profit decreased in Latin America due to spending on up-front costs which reduced operating profit by 10%. Europe’s internal operating profit increased, benefiting from top-line growth. Internal operating profit growth in Asia Pacific increased due to sales growth, while reported operating profit was negatively impacted by the acquisition of Navigable Foods. For further information on our acquisitions, see pages 34 to 35 in our 2008 Annual Report on Form 10-K.

The following tables provide analysis of our net sales and operating performance for the year-to-date period of 2009 compared to 2008. The year-to-date net sales performance was generally similar to the quarter’s results, as growth in net sales was driven by price. On a year-to-date basis, volume in Europe was down due to the tough economic environment. As we predicted, results are improving in the back half of the year as we experienced a volume increase of over 4%. Acquisitions continue to increase reported growth, while foreign exchange continues to negatively impact it. The drivers of the increased operating profit are savings from our cost reduction initiatives, media efficiencies and pricing, partially offset by higher up-front costs in all of the operating segments on a year-to-date basis.

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2009 net sales	$6,574	$1,805	$750	$546	$—	$9,675

2008 net sales	$6,431	$2,089	$813	$556	$—	$9,889

% change — 2009 vs. 2008:
Volume (tonnage) (b)	-.8%	-1.9%	3.4%	2.0%	—	-.5%
Pricing/mix	3.8%	3.3%	5.2%	3.8%	—	3.8%
Subtotal — internal business	3.0%	1.4%	8.6%	5.8%	—	3.3%
Acquisitions (c)	.1%	.4%	—	4.8%	—	.4%
Foreign currency impact	-.9%	-15.4%	-16.3%	-12.4%	—	-5.9%
Total change	2.2%	-13.6%	-7.7%	-1.8%	—	-2.2%

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2009 operating profit	$1,244	$304	$157	$74	$(130)	$1,649

2008 operating profit	$1,163	$347	$166	$79	$(147)	$1,608

% change — 2009 vs. 2008:
Internal business	8.2%	6.4%	10.7%	19.1%	12.1%	10.4%
Acquisitions (c)	—	—	—	-9.8%	—	-.5%
Foreign currency impact	-1.2%	-18.9%	-16.5%	-16.0%	—	-7.4%
Total change	7.0%	-12.5%	-5.8%	-6.7%	12.1%	2.5%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of results for the year-to-date period ended October 3, 2009 from the acquisitions of United Bakers, Navigable Foods, Specialty Cereal and certain assets and liabilities of IndyBake.

Margin performance

Margin performance for the third quarter and year-to-date periods of 2009 versus 2008 is as follows:

Quarter	2009	2008	Change vs. prior year (pts.)
Gross margin (a)	43.9%	42.7%	1.2
SGA% (b)	-26.6%	-26.5%	-0.1
Operating margin	17.3%	16.2%	1.1

Year-to-date	2009	2008	Change
Gross margin (a)	42.9%	42.6%	0.3
SGA% (b)	-25.9%	-26.3%	0.4
Operating margin	17.0%	16.3%	0.7

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

(b)	Selling, general and administrative expense as a percentage of net sales.

We strive for gross profit dollar growth to reinvest in brand-building and innovation expenditures. We maximize our gross profit dollars by managing external cost pressures through product pricing and mix improvements, implementing productivity savings and technological initiatives as well as entering into commodity hedges and fixed price contracts to reduce the cost of product ingredients and packaging. For the quarter, our gross profit was up $37 million, despite the negative impact of foreign exchange of $54 million and $23 million of higher up-front costs in cost of goods sold. On a year-to-date basis, gross profit was down $65 million which included a $259 million negative impact from, foreign exchange.

As illustrated in the preceding table, our consolidated gross margin increased by 120 basis points in the quarter. Our recent acquisitions lowered gross margin by approximately 10 basis points for the quarter. Although moderating, we also continue to experience inflationary cost pressures for fuel, energy, commodities and employee benefits. During the quarter, higher costs, including increased investment in up-front costs, were more than offset by savings from cost reduction initiatives and price increases. On a year-to-date basis, gross margin is up 30 basis points compared to last year. Excluding a 20 basis point impact for acquisitions our gross margin would have been up 50 basis points. We expect our full year margin to be approximately 100 basis points higher than the prior year due to continued price realization and cost savings which will offset cost pressures.

Operating margin improved from the prior year both for the quarter and year-to-date periods due to lower up-front costs in SGA and savings from cost savings initiatives.

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

Below is a reconciliation of reported EPS to currency neutral EPS for the quarter and year-to-date periods ended October 3, 2009:

	Quarter ended		Year-to-date period ended
Consolidated results	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
Diluted net earnings per share (EPS)	$0.94	$0.89	$2.70	$2.51
Translational impact (a)	0.06		0.23
Currency neutral EPS	$1.00		$2.93

Currency neutral EPS growth (b)	12%		17%

(a)	Translation impact is the difference between reported EPS and the translation of current year net profits at prior year exchange rates, adjusted for gains (losses) on translational hedges.

(b)	Calculated as a percentage of growth from the prior years’ reported EPS.

Voluntary product withdrawal

In January and February, 2009, we recalled certain products because they included ingredients that had the potential to be contaminated with salmonella. The recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigations of Peanut Corporation of America, which supplied us with peanut paste and other ingredients.

The recall represented a Type I subsequent event and in accordance with U.S. GAAP, we recorded certain costs associated with the recall in our 2008 financial results. See Note 15 on page 52 of our 2008 Annual Report on Form 10-K for further information on the recall. We incurred no costs in the quarter, but on a year-to-date basis we’ve incurred $31 million, or $0.06 of EPS year-to-date in the North America operating segment associated with the recall for product manufactured and sold in 2009.

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

2009 activities

During the third quarter of 2009, we incurred total costs of $18 million related to plans which will result in cost of goods sold (COGS) and selling, general and administrative (SGA) savings. The COGS programs are Kellogg’s lean, efficient, and agile network (K LEAN), a European manufacturing optimization in Bremen, Germany and a supply chain network rationalization in Latin America. The SGA program focuses on the efficiency and effectiveness of various support functions.

Total charges for the quarter and year-to-date periods ended October 3, 2009 for all programs were:

	Quarter ended October 3, 2009
(millions)	Employee severance	Other cash costs (a)	Asset write-offs	Retirement benefits (b)	Total
COGS programs	$ 6	$ 2	$ 2	$ 3	$13
SGA programs	3	2	—	—	5
Total	$ 9	$ 4	$ 2	$ 3	$18

	Year-to-date period ended October 3, 2009
(millions)	Employee severance	Other cash costs (a)	Asset write-offs	Retirement benefits (b)	Total
COGS programs	$19	$ 6	$ 2	$ 3	$30
SGA programs	8	2	—	—	10
Total	$27	$ 8	$ 2	$ 3	$40

(a)	Primarily includes expenditures for equipment removal and relocation.

(b)	Pension plan curtailment losses and special termination benefits.

K LEAN seeks to optimize our global manufacturing network, reduce waste, develop best practices on a global basis and reduce capital expenditures. We expect to incur approximately $20 million of costs for 2009 and an additional $20 million in 2010. The charges are primarily for cash payments for severance and other cash costs for asset removal and relocation at various global manufacturing facilities. The above costs impacted operating segments for the quarter and year-to-date periods, respectively as follows (in millions): North America — $2 and $12; Europe — $4 and $5; and Asia Pacific — $1 and $1.

We incurred $1 million of costs in the third quarter related to a manufacturing optimization program in Bremen, Germany which will result in future cash savings through the elimination of employee positions. Year-to-date charges, representing cash payment for employee severance were $7 million and were recorded in the Europe operating segment. The program was substantially complete as of the end of the third quarter, 2009.

We incurred $5 million of costs related to supply chain rationalization in Latin America which will result in the closing of our plant in Guatemala. We expect to incur approximately $6 million of costs during the remainder of the year. The charges represent cash payments for severance and other cash costs associated with the elimination of employee positions and asset removal and relocation costs as well as non-cash asset write offs. Efficiencies gained in other plants in the Latin America network allow us to service the Guatemala market from those plants.

During the third quarter of 2009, we incurred $5 million of costs for SGA programs which will result in an improvement in the efficiency and effectiveness of various support functions. The programs realign these functions to provide greater consistency across processes, procedures and capabilities in order to support the global organization. We expect to incur approximately $23 million of costs for 2009 and an additional $2 million in 2010. The charges represent cash payments for severance and other cash costs associated with the elimination of salaried positions. Charges in the third quarter were recorded in the Europe operating segment. On a year-to date basis, we’ve incurred $5 million of charges in the North America operating segment and $5 million of charges in the Europe operating segment.

Reserves for the plans are primarily for employee severance and will be paid out by the end of the first quarter, 2010. The detail is as follows:

(millions)	Balance January 3, 2009	Accruals	Payments	Balance October 3, 2009
COGS programs	$—	$19	$(10)	$ 9
SGA programs	—	8	(1)	7
Total	$—	$27	$(11)	$16

Prior year activities

We incurred $3 million of costs for the quarter ended September 27, 2008 for two projects: the European manufacturing optimization plan impacting our facility in Manchester, England; and the reorganization of production processes to reflect changing market dynamics which impacted our plants in Valls, Spain and Bremen, Germany. These costs were recorded in cost of goods sold and were attributable to the Europe operating segment.

These programs were completed in 2008. There were no exit reserves related to either of the programs as of October 3, 2009. As of the end of the Company’s 2008 fiscal year, there was a reserve for employee severance of $2 million. See page 37 in our 2008 Annual Report on Form 10-K for further information on these projects.

The following tables present the total costs for these projects for the quarter and year-to-date period ended September 27, 2008:

	Quarter ended September 27, 2008
(millions)	Employee severance	Other cash costs (a)	Asset write-offs	Retirement benefits (b)	Total
Manufacturing optimization	$—	$1	$—	$—	$1
Reorganization of production	—	—	2	—	2
Total	$—	$1	$ 2	$—	$3

	Year-to-date period ended September 27, 2008
(millions)	Employee severance	Other cash costs (a)	Asset write-offs	Retirement benefits (b)	Total
Manufacturing optimization	$3	$2	$(4)	$2	$ 3
Reorganization of production	4	1	6	—	11
Total	$7	$3	$ 2	$2	$14

(a)	Includes cash costs for equipment removal and relocation and asset write-offs net of proceeds received for sold assets.

(b)	Pension plan curtailment losses and special termination benefits.

Other cost reduction initiatives

2009 activities

We have incurred costs related to our cost reduction initiatives which do not qualify as exit costs under generally accepted accounting principles in the United States. These represent cash costs for consulting and other charges for our COGS and SGA programs.

Total costs for the quarter and year-to-date periods were (in millions) $16 and $52, respectively. Costs were recorded in the following operating segments:

	Quarter ended October 3, 2009			Year-to-date period ended October 3, 2009
(millions)	COGS programs	SGA Programs	Total	COGS programs	SGA Programs	Total
North America	$10	$1	$11	$34	$7	$41
Europe	3	—	3	6	—	6
Latin America	1	—	1	3	—	3
Asia Pacific	1	—	1	2	—	2
Total	$15	$1	$16	$45	$7	$52

The total cost and cash outlay for these projects, excluding exit costs, is estimated to be $70 to $75 million in 2009, with another $25 million estimated for 2010.

Prior year activities

During the second quarter of 2008 we incurred $17 million of expense related to the elimination of the accelerated ownership feature of certain employee stock options. Refer to Note 6 within Notes to Consolidated Financial Statements, which is included herein under Part I, Item 2 for further information. This expense was recorded in selling, general and administrative expense within corporate operating profit.

We incurred $10 million of expense during the first quarter of 2008 in connection with a payment for the restructuring of our labor force at a manufacturing facility in Mexico. The cost, which was recorded in cost of goods sold and was attributable to the Latin America operating segment, resulted in employee benefit cost savings.

Interest expense

For the quarter ended October 3, 2009, interest expense was $65 million as compared to the quarter ended September 27, 2008 with interest expense of $71 million. On a year-to-date basis interest expense for 2009 was $199 million compared to $230 million for 2008. The decline is driven by lower short-term borrowing rates.

For the full year 2009, we anticipate interest expense to be approximately $300 million, which is up from our prior estimate of $270 million, compared to $308 million in 2008. Interest expense is expected to increase in the fourth quarter due to a proposed tender offer for a portion of our 2011 debt, followed by a new debt offering.

Income taxes

The consolidated effective income tax rate was 27% for the quarter ended October 3, 2009, as compared to 28% for the comparable quarter of 2008. The third quarter 2009 provision for income taxes was positively impacted by provision to return adjustments.

The year-to-date consolidated effective tax rate for 2009 as well as 2008 was 29%.

For the full year 2009, we currently expect the consolidated effective income tax rate to be approximately 28 to 29%. Our estimate of the effective income tax rate for any period is highly influenced by country mix of earnings, changes in statutory tax rates, timing of implementation of tax planning initiatives, and developments which affect our evaluation of uncertain tax positions.

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

The following table presents the major components of our operating cash flows for the year-to-date periods ended October 3, 2009 and September 27, 2008:

	Year-to-date period ended		Change versus prior year
(millions)	October 3, 2009	September 27, 2008
Operating activities
Net income	$ 1,032	$ 968	$ 64

Items in net income not requiring (providing) cash:
Depreciation and amortization	282	274	8
Deferred income taxes	(9)	(12)	3
Other	(18)	123	(141)
Net Income after non-cash items	1,287	1,353	(66)

Pension and other postretirement benefit plan contributions	(93)	(60)	(33)
Changes in operating assets and liabilities:
Core working capital (a)	(259)	(118)	(141)
Other working capital	295	13	282
	36	(105)	141
Net cash provided by operating activities	$ 1,230	$ 1,188	$ 42

(a)	Inventory and trade receivables less trade payables.

Net cash provided by operating activities for the year-to-date period ended October 3, 2009 increased by 3.5% compared with the same period in 2008.

The unfavorable change in cash flows associated with core working capital during 2009 was primarily attributable to the decrease in our accounts payable balance, reflecting timing of payments. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding), remained stable at approximately 22 days for each of the trailing 365-day periods ended October 3, 2009 and September 27, 2008.

The increase in cash received relating to other working capital in 2009 compared with 2008 was primarily attributable to income and other taxes, higher accruals for advertising and promotion and lower premiums paid associated with the hedging of commodities. This was partially offset by an increase in cash paid for interest in the third quarter of 2009. Unlike the third quarter of 2008, the third quarter of 2009 included October 1, which is a date we pay interest under certain debt agreements.

Our pension and postretirement benefit plan contributions amounted to $93 million and $60 million for the year-to-date periods ended October 3, 2009 and September 27, 2008, respectively. At the present time, we anticipate that our full year 2009 contributions to pension and postretirement plans will total approximately $100 million. However, contribution levels may change as a result of changes in regulatory requirements or our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities.

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

	Year-to-date period ended		Change versus prior year
(dollars in millions)	October 3, 2009	September 27, 2008
Net cash provided by operating activities	$ 1,230	$ 1,188	3.5%
Additions to properties	(252)	(295)
Cash flow	$ 978	$ 893	9.5%

For full year 2009, we are forecasting cash flow (as defined) of approximately $1.2 billion.

Investing activities

Our net cash used by investing activities for the year-to-date period ended October 3, 2009 amounted to $251 million, a decrease of $245 million when compared with $496 million in the comparable prior year period. The variance was primarily attributable to cash outflows of $212 million associated with acquisitions during the year-to-date period ended September 27, 2008, further discussed in Note 2 within Notes to Consolidated Financial Statements.

We expect 2009 property additions to be approximately $400 million, with 2010 to be at $500 million.

Financing activities

Our net cash used in financing activities for the year-to-date period ended October 3, 2009 amounted to $724 million compared with $508 million for year-to-date period ended September 27, 2008.

During the first nine months of both 2009 and 2008, we issued long-term debt and paid shareholder dividends. In 2009, we used cash to pay down commercial paper. In 2008, we repaid maturing long-term debt and, compared with 2009, repurchased more common stock.

In May 2009, we issued $750 million of five-year 4.45% fixed rate U.S. Dollar Notes, and used proceeds of $745 million to pay down commercial paper. Our total net decrease in commercial paper and other notes payable during the first nine months of 2009 amounted to $915 million. In May 2009, we also entered into interest rate swaps on $1,150 million of our debt. Interest rate swaps with notional amounts totaling $750 million effectively converted our 5.125% U.S. Dollar Notes due 2012 from a fixed rate to a floating rate obligation for the remainder of the five-year term. In addition, interest rate swaps with notional amounts totaling $400 million effectively converted a portion of our 6.6% U.S. Dollar Notes due 2011 from a fixed rate to a floating rate obligation for the remainder of the 10-year term.

During the first nine months of 2008, we issued $750 million of five-year 4.25% fixed rate U.S. Dollar Notes, and used proceeds of $746 million to retire a portion of our commercial paper. In conjunction with the 2008 debt issuance, we entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation for the duration of the five-year term. We also repaid $465 million of five-year U.S. Dollar Notes at maturity on June 1, 2008. That debt had an effective interest rate of 3.35%.

Our Board of Directors authorized stock repurchases of up to $650 million for 2009. During the year-to-date period ended October 3, 2009, we spent $187 million to purchase approximately 4 million shares of common stock under this authorization. We will continue to execute against this authorization and will rollover into 2010 any portion of the 2009 $650 million share repurchase authorization that remains unused by the end of the 2009 fiscal year. In October 2009, our Board of Directors authorized the repurchase of up to $650 million of additional shares of common stock during 2010.

During the year-to-date period ended September 27, 2008, we spent $650 million to purchase approximately 13 million shares of our common stock in connection with a previous share repurchase program authorized by our Board of Directors in 2007.

We paid cash dividends of $403 million and $365 million during the year-to-date periods ended October 3, 2009 and September 27, 2008, respectively. On September 15, 2009, we paid a quarterly dividend to shareholders of $0.375 per common share, which represented a 10% increase from the previous level of $0.34 per common share paid during the four preceding quarterly periods. Increasing the dividend rate is consistent with our plan to maintain our annual dividend pay-out ratio in a range of 40% to 50% of full-year reported net earnings. In October 2009, our Board of Directors declared another dividend of $0.375 per common share, payable December 15, 2009, to shareholders of record at the close of business on December 2, 2009.

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

On October 28, 2009, we announced the launch of a cash tender offer for up to $500 million aggregate principal amount of our 6.6% Notes due 2011, conditioned on the receipt of net proceeds from a public offering of unsecured senior debt securities. In connection with the tender offer, we anticipate that we will incur $35 to 40 million of additional interest expense in the fourth quarter of 2009.

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, fuel, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:

•	the impact of competitive conditions;

•	the effectiveness of pricing, advertising, and promotional programs;

•	the success of innovation and new product introductions;

•	the recoverability of the carrying value of goodwill and other intangibles;

•	the success of productivity improvements and business transitions;

•	commodity and energy prices;

•	labor costs;

•	the availability of and interest rates on short-term and long-term financing;

•	actual market performance of benefit plan trust investments;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	changes in consumer behavior and preferences;

•	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

•	legal and regulatory factors;

•	the ultimate impact of product recalls;

•	business disruption or other losses from war, terrorist acts, or political unrest; and,

•	the risks and uncertainties described herein under Part II, Item 1A.

Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks.

Refer to disclosures contained on pages 25-26 of our 2008 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of October 3, 2009.

The total notional amount of foreign currency derivative instruments at October 3, 2009 was $1,068 million, representing a settlement obligation of $11 million. The total notional amount of foreign currency derivative instruments at January 3, 2009 was $924 million, representing a settlement receivable of $22 million. Assuming an unfavorable 10% change in period-end exchange rates, the settlement obligation would have increased by approximately $107 million at October 3, 2009, and the settlement receivable at January 3, 2009 would have decreased by $92 million. Those unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

With regard to our foreign currency exchange risk, we continue to monitor the highly volatile economic environment in Venezuela. Currency exchange restrictions in Venezuela restrict our ability to obtain sufficient U.S. dollars at the official exchange rate. However, U.S. dollars may be obtained through a legal parallel exchange mechanism. We have and may continue to use this mechanism to exchange bolivars for U.S. dollars in order to satisfy U.S. dollar denominated obligations of our Venezuelan operations. However, the rates implied by transactions under this mechanism are significantly higher than the official rate, approximately 60 percent less favorable. Inflation in Venezuela has been at relatively high levels over the past few years and it is likely that Venezuela will be designated as a highly inflationary economy no later than the beginning of our 2010 fiscal year. We use a blend of the National Consumer Price Index and the Consumer Price Index to determine whether Venezuela is a highly inflationary economy. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. If Venezuela is designated as a highly inflationary economy and there is a devaluation of the official rate, while not material to the consolidated results, earnings will be negatively impacted. Additionally, revenue and operating profit on an ongoing basis would be impacted by the devaluation which could be material to the Latin America operating segment.

In May 2009, we entered into interest rate swaps in connection with certain U.S. Dollar Notes. Refer to disclosures contained in Note 5 within Notes to Consolidated Financial Statements. The total notional amount of our interest rate swaps was $1,900 million and $750 million, as of October 3, 2009 and January  3, 2009, respectively.

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

As of October 3, 2009, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #7:
7/5/09 - 8/1/09	—	—	—	$650

Month #8:
8/2/09 - 8/29/09	745,300	$46.01	745,300	$616

Month #9:
8/30/09 - 10/3/09	3,245,700	$47.14	3,245,700	$463

Total	3,991,000	$46.93	3,991,000

During the quarter and year-to-date period ended October 3, 2009, the Company purchased 4 million shares at a cost of $187 million under a program authorized by the Board of Directors to repurchase up to $650 million of Kellogg common stock during 2009. This repurchase program was publicly announced in a press release on February 5, 2009. On October 23, 2009, the Company announced the Board of Directors authorized the repurchase of an additional $650 million of shares of common stock during 2010.

Item 6. Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant

32.1	Section 1350 Certification from A. D. David Mackay

32.2	Section 1350 Certification from John A. Bryant

101.1	The following materials from Kellogg Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text

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
Principal Financial Officer; Executive Vice President, Chief Operating Officer and Chief Financial Officer

/s/ A. R. Andrews
A. R. Andrews
Principal Accounting Officer; Vice President — Corporate Controller

Date: November 6, 2009

KELLOGG COMPANY

EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)

31.1	Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant	E

32.1	Section 1350 Certification from A. D. David Mackay	E

32.2	Section 1350 Certification from John A. Bryant	E

101.1	The following materials from Kellogg Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2009 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text	E