Form 10-K
period 2010-01-02
KELLOGG CO
filed 2010-02-26
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 2, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming only for purposes of this computation that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on July 4, 2009 was approximately $13.7 billion based on the closing price of $46.82 for one share of common stock, as reported for the New York Stock Exchange on that date.

As of January 29, 2010, 380,565,213 shares of the common stock of the registrant were issued and outstanding.

Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 23, 2010 are incorporated by reference into Part III of this Report.

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

Financial Information About Segments.  Information on segments is located in Note 17 within Notes to the Consolidated Financial Statements.

Principal Products.  Our principal products are ready-to-eat cereals and convenience foods, such as cookies, crackers, toaster pastries, cereal bars, fruit snacks, frozen waffles and veggie foods. These products were, as of February 26, 2010, manufactured by us in 18 countries and marketed in more than 180 countries. Our cereal products are generally marketed under the Kellogg’s name and are sold principally to the grocery trade through direct sales forces for resale to consumers. We use broker and distribution arrangements for certain products. We also generally use these, or similar arrangements, in less-developed market areas or in those market areas outside of our focus.

We also market cookies, crackers, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Murray, Austin and Famous Amos, to supermarkets in the United States through a direct store-door (DSD) delivery system, although other distribution methods are also used.

Additional information pertaining to the relative sales of our products for the years 2007 through 2009 is located in Note 17 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

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

Frosted Flakes, Frosted Mini-Wheats, Frosted Krispies, Just Right, Kellogg’s Low Fat Granola, Mueslix, Pops, Product 19, Kellogg’s Raisin Bran, Rice Krispies, Raisin Bran Crunch, Smacks/Honey Smacks, Smart Start, Special K and Special K Red Berries in the United States and elsewhere; Zucaritas, Choco Zucaritas, Crusli, Sucrilhos, Sucrilhos Chocolate, Sucrilhos Banana, Vector, Musli, NutriDia, and Choco Krispis for cereals in Latin America; Vive and Vector in Canada; Choco Pops, Chocos, Crunch Red Nut, Frosties, Muslix, Fruit’n’ Fibre, Kellogg’s Crunchy Nut Corn Flakes, Honey Loops, Kellogg’s Extra, Sustain, Muslix, Country Store, Ricicles, Smacks, Start, Pops, Optima and Tresor for cereals in Europe; and Cerola, Sultana Bran, Chex, Frosties, Goldies, Rice Bubbles, Nutri-Grain, Kellogg’s Iron Man Food, and BeBig for cereals in Asia and Australia. Additional Company trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak, Jumbo, and Variety.

Other Company brand names include Kellogg’s Corn Flake Crumbs; Croutettes for herb season stuffing mix; All-Bran, Choco Krispis, Froot Loops, NutriDia, Kuadri-Krispis, Zucaritas, Special K, and Crusli for cereal bars, Keloketas for cookies, Komplete for biscuits; and Kaos for snacks in Mexico and elsewhere in Latin America; Pop-Tarts Pastry Swirls for toaster danish; Pop-Tarts and Pop-Tarts Snak-Stix for toaster pastries; Eggo, Special K, Froot Loops and Nutri-Grain for frozen waffles and pancakes; Rice Krispies Treats for baked snacks and convenience foods; Special K and Special K2O flavored water and flavored protein water mixes; Nutri-Grain cereal bars, Nutri-Grain yogurt bars, All-Bran bars and crackers, for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Day Dawn, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Nutri-Grain Squares, Nutri-Grain Elevenses, and Rice Krispies Squares for convenience foods in Europe; Fruit Winders for fruit snacks in the United Kingdom; Kashi and GoLean for certain cereals, nutrition bars, and mixes; TLC for granola and cereal bars, crackers and cookies; Special K and Vector for meal replacement products; Bear Naked for granola cereal, bars and trail mix and Morningstar Farms, Loma Linda, Natural Touch, Gardenburger and Worthington for certain meat and egg alternatives.

We also market convenience foods under trademarks and tradenames which include Keebler, Cheez-It, E. L. Fudge, Murray, Famous Amos, Austin, Ready Crust, Chips Deluxe, Club, Kellogg’s FiberPlus, Fudge Shoppe, Hi-Ho, Sunshine, Krispy, Mother’s, Munch’Ems, Right Bites, Sandies, Soft Batch, Stretch Island, Toasteds, Town House, Vienna Fingers, Wheatables, and Zesta. One of our subsidiaries is also the exclusive licensee of the Carr’s cracker and cookie line in the United States.

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

Customers.  Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2009, comprised principally of sales within the United States. At January 2, 2010, approximately 17% of our consolidated receivables balance and 26% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2009. During 2009, our top five customers, collectively, including Wal-Mart, accounted for approximately 34% of our consolidated net sales and approximately 44% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry in recent years and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.

Backlog.  For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at January 2, 2010 and January 3, 2009 was not material to us.

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

Research and Development.  Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately $181 million in 2009 and 2008 and $179 million in 2007.

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

Employees.  At January 2, 2010, we had approximately 30,900 employees.

Financial Information About Geographic Areas.  Information on geographic areas is located in Note 17 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Executive Officers.  The names, ages, and positions of our executive officers (as of February 26, 2010) are listed below, together with their business experience. Executive officers are generally elected annually by the Board of Directors at the meeting immediately prior to the Annual Meeting of Shareowners.

James M. Jenness	63

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

A. D. David Mackay	54

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

John A. Bryant	44

Executive Vice President and Chief Operating Officer

Mr. Bryant joined Kellogg in March 1998, working in support of the global strategic planning process. He was appointed Senior Vice President and Chief Financial Officer, Kellogg USA, in August 2000, was appointed as Kellogg’s Chief Financial Officer in February 2002 and was appointed Executive Vice President later in 2002. He also assumed responsibility for the Natural and Frozen Foods Division, Kellogg USA, in September 2003. He was appointed Executive Vice President and President, Kellogg International in June 2004 and was appointed Executive Vice President and Chief Financial Officer, Kellogg Company, President, Kellogg International in December 2006. In July 2007, Mr. Bryant was appointed Executive Vice President and Chief Financial Officer, Kellogg Company, President, Kellogg North America and in August 2008, he was appointed Executive Vice President, Chief Operating Officer and Chief Financial Officer. Mr. Bryant served as Chief Financial Officer through December 2009.

Celeste Clark	56

Senior Vice President, Global Nutrition and

Corporate Affairs, Chief Sustainability Officer

Dr. Clark has been Kellogg’s Senior Vice President of Global Nutrition and Corporate Affairs since June 2006. She joined Kellogg in 1977 and served in several roles of increasing responsibility before being appointed to Vice President, Worldwide Nutrition Marketing in 1996 and then to Senior Vice President, Nutrition and Marketing Communications, Kellogg USA in 1999. She was appointed to Vice President, Corporate and Scientific Affairs in October 2002, and to Senior Vice President, Corporate Affairs in August 2003. Her responsibilities were expanded in 2008 to include sustainability.

Bradford J. Davidson	49

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

Ronald L. Dissinger	51

Senior Vice President and Chief Financial Officer

Ron Dissinger was appointed Senior Vice President and Chief Financial Officer effective January 2010. Mr. Dissinger joined Kellogg in 1987 as an accounting supervisor, and during the next 14 years served in a number of key financial leadership roles, both in the United States and Australia. In 2001, he was promoted to Vice President and Chief Financial Officer, U.S. Morning Foods. In 2004, Ron became Vice President, Corporate Financial Planning, and CFO, Kellogg International. In 2005, Ron became Vice President and CFO, Kellogg Europe and CFO, Kellogg International. In 2007, he was appointed Senior Vice President and Chief Financial Officer, Kellogg North America.

Timothy P. Mobsby	54

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

Paul T. Norman	45

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

Gary H. Pilnick	45

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

Dennis W. Shuler	54

Senior Vice President, Global Human Resources

Mr. Shuler joined Kellogg on February 18, 2010. In 2009, Mr. Shuler served as President of Core Strengths Management Consulting. From April 2008 to April 2009, he was Executive Vice President and Chief Human Resources Officer at The Walt Disney Company. Prior to that, Mr. Shuler served in progressively responsible human resources positions over a period of 23 years at Procter & Gamble Company in the United States and the United Kingdom, serving as Vice-President of the P&G Beauty global business unit from July 2001 and the Vice President of P&G Beauty and Health & Well Being global business units from July 2006 through March 2008.

Alan R. Andrews	54

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

Copies of the Corporate Governance Guidelines, the Charters of the Audit, Compensation and Nominating and Governance Committees of the Board of Directors, the Code of Conduct for Kellogg Company directors and Global Code of Ethics for Kellogg Company employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on the Kellogg Company website. Any amendments or waivers to the Global Code of Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the Kellogg Company website. Shareowners may also request a free copy of these documents from: Kellogg Company, P.O. Box CAMB, Battle Creek, Michigan 49086-1986 (phone: (800) 961-1413), Investor Relations Department at that same address (phone: (269) 961-2800) or investor.relations@kellogg.com.

Forward-Looking Statements.  This Report contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices; labor costs; disruptions or inefficiencies in supply chain; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors including changes in advertising and labeling laws and regulations; the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts, or political unrest and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

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

Agricultural commodities, including corn, wheat, soybean oil, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and plastic are the principal packaging materials used by us. The cost of such commodities may fluctuate widely due to government policy and regulation, weather conditions, climate change or other unforeseen circumstances. To the extent that any of the foregoing factors affect the prices of such commodities and we are unable to increase our prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of our operations could be materially and adversely affected. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Our hedged price could exceed the spot price on the date of purchase, resulting in an unfavorable impact on both gross margin and net earnings.

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

We hold assets and incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, including the British pound, euro, Australian dollar, Canadian dollar, Venezuelan bolivar fuerte, Russian ruble and Mexican peso. Because our consolidated financial statements are presented in U.S. dollars, we must translate our assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates. Consequently, changes in the value of the U.S. dollar may negatively affect the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.

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

Selling food products involves a number of legal and other risks, including product contamination, spoilage, product tampering or other adulteration. We may need to recall some of our products if they become adulterated or misbranded. We may also be liable if the consumption of any of our products causes injury, illness or death. A widespread product recall or market withdrawal could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. For example, in January 2009, we initiated a recall of certain Austin and Keebler branded peanut butter sandwich crackers and certain Famous Amos and Keebler branded peanut butter cookies as a result of potential contamination of ingredients at a supplier’s facility. The recall was expanded in late January and February to include Bear Naked, Kashi and Special K products impacted by that same supplier’s ingredients. The costs of the recall negatively impacted gross margin and operating profit in fiscal 2008 and 2009. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of our brands. Moreover, even if a product liability or consumer fraud claim is meritless, does not prevail or is not pursued, the negative publicity surrounding assertions against our Company and our products or processes could adversely affect our reputation or brands.

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Changes in tax, environmental, food quality and safety or other regulations or failure to comply with existing licensing, trade, food quality and safety and other regulations and laws could have a material adverse effect on our consolidated financial condition.

Our activities, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Food and Drug Administration, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce and Labor, as well as similar and other authorities of the European Union, International Accords and Treaties and others, including voluntary regulation by other bodies.

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

Potential liabilities and costs from litigation could adversely affect our business.

There is no guarantee that the Company will be successful in defending itself in civil, criminal or regulatory actions, including under environmental, food quality and safety, and environmental laws and regulations, or in asserting its rights under various laws. In addition, the Company could incur substantial costs and fees in defending itself or in asserting its rights in these actions or meeting new legal requirements. The costs and other effects of potential and pending litigation and administrative actions against the Company, and new legal requirements, cannot be determined with certainty and may differ from expectations.

We have a substantial amount of indebtedness.

We have indebtedness that is substantial in relation to our shareholders’ equity. As of January 2, 2010, we had total debt of approximately $4.9 billion and total equity of $2.3 billion.

Our substantial indebtedness could have important consequences, including:

•

impairing the ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward.

•	A downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both;

•	restricting our flexibility in responding to changing market conditions or making us more vulnerable in the event of a general downturn in economic conditions or our business;

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

Customer and consumer demand for our products may be impacted by recession, financial and credit market disruptions, or other economic downturns in the United States or other nations. Our results in the past have been, and in the future may continue to be, materially affected by changes in general economic and political conditions in the United States and other countries, including the interest rate environment in which we conduct business, the financial markets through which we access capital and currency, political unrest and terrorist acts in the United States or other countries in which we carry on business.

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

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2009, comprised principally of sales within the United States. At January 2, 2010, approximately 17% of our consolidated receivables balance and 26% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2009. During 2009, our top five customers, collectively, including Wal-Mart, accounted for approximately 34% of our consolidated net sales and approximately 44% of U.S. net sales. As the retail grocery trade continues to consolidate and mass marketers become larger, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer for an extended length of time could negatively impact our sales and profits.

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

As of January 2, 2010, the carrying value of intangible assets totaled approximately $5.1 billion, of which $3.6 billion was goodwill and $1.5 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $11.2 billion and total equity of $2.3 billion.

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

We may not achieve our targeted cost savings and efficiencies from cost reduction initiatives.

Our success depends in part on our ability to be an efficient producer in a highly competitive industry. We have invested a significant amount in capital expenditures to improve our operational facilities. Ongoing operational issues are likely to occur when carrying out major production, procurement, or logistical changes and these, as well as any failure by us to achieve our planned cost savings and efficiencies, could have a material adverse effect on our business and consolidated financial position and on the consolidated results of our operations and profitability.

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

We operated, as of February 26, 2010, manufacturing plants and distribution and warehousing facilities totaling more than 30 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants in San Jose, California; Atlanta, Augusta, Columbus, and Rome, Georgia; Chicago, Illinois; Seelyville, Indiana, Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary and Charlotte, North Carolina; Cincinnati, West Jefferson, and Zanesville, Ohio; Muncy, Pennsylvania; Rossville, Tennessee; Clearfield, Utah; and Allyn, Washington.

Outside the United States, we had, as of February 26, 2010, additional manufacturing locations, some with warehousing facilities, in Australia, Brazil, Canada, China, Colombia, Ecuador, Germany, Great Britain, India, Japan, Mexico, Russia, South Africa, South Korea, Spain, Thailand, and Venezuela.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings, claims, and governmental inspections or investigations arising out of our business which cover matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, environmental, intellectual property, employment and other actions. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information on the market for our common stock, number of shareowners and dividends is located in Note 16 within Notes to the Consolidated Financial Statements.

On February 5, 2009, the Board of Directors authorized the repurchase of $650 million of Kellogg common stock during 2009 for general corporate purposes and to offset issuances for employee benefit programs. During the quarter ended January 2, 2010, the Company did not acquire any shares of its common stock. During 2009, the Company spent $187 million to repurchase 4 million shares. The unused portion of the 2009 authorization, amounting to $463 million, was rolled over and is available to be executed in 2010. On October 23, 2009, the Board of Directors authorized an additional stock repurchase program of up to $650 million for 2010.

ITEM 6. SELECTED FINANCIAL DATA

Kellogg Company and Subsidiaries

Selected Financial Data

(millions, except per share data and number of employees)	2009	2008	2007	2006	2005
Operating trends (a)
Net sales	$12,575	$12,822	$11,776	$10,907	$10,177
Gross profit as a % of net sales	42.9%	41.9%	44.0%	44.2%	44.9%
Depreciation	381	374	364	351	390
Amortization	3	1	8	2	2
Advertising expense	1,091	1,076	1,063	916	858
Research and development expense	181	181	179	191	181
Operating profit	2,001	1,953	1,868	1,766	1,750
Operating profit as a % of net sales	15.9%	15.2%	15.9%	16.2%	17.2%
Interest expense	295	308	319	307	300
Net income attributable to Kellogg Company	1,212	1,148	1,103	1,004	980
Average shares outstanding:
Basic	382	382	396	397	412
Diluted	384	385	400	400	416
Per share amounts:
Basic	3.17	3.01	2.79	2.53	2.38
Diluted	3.16	2.99	2.76	2.51	2.36
Cash flow trends
Net cash provided by operating activities	$1,643	$1,267	$1,503	$1,410	$1,143
Capital expenditures	377	461	472	453	374
Net cash provided by operating activities reduced by capital expenditures (b)	1,266	806	1,031	957	769
Net cash used in investing activities	(370)	(681)	(601)	(445)	(415)
Net cash used in financing activities	(1,182)	(780)	(788)	(789)	(905)
Interest coverage ratio (c)	8.0	7.5	7.0	6.9	7.1
Capital structure trends
Total assets	$11,200	$10,946	$11,397	$10,714	$10,575
Property, net	3,010	2,933	2,990	2,816	2,648
Short-term debt	45	1,388	1,955	1,991	1,195
Long-term debt	4,835	4,068	3,270	3,053	3,703
Total Kellogg Company equity (d)	2,272	1,448	2,526	2,069	2,284
Share price trends
Stock price range	$36-54	$40-59	$49-57	$42-51	$42-47
Cash dividends per common share	1.430	1.300	1.202	1.137	1.060
Number of employees	30,949	32,394	26,494	25,856	25,606

(a)	Fiscal year 2008 contains a 53rd shipping week. Refer to Note 1 within Notes to Consolidated Financial Statements.

(b)	The Company uses this non-GAAP financial measure to focus management and investors on the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, and share repurchase, which is reconciled above.

(c)	Interest coverage ratio is calculated based on income before interest expense, income taxes, depreciation and amortization, divided by interest expense.

(d)	2008 change due primarily to currency translation adjustments of ($431) and net experience losses in postretirement and postemployment benefit plans of ($865).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Kellogg Company and Subsidiaries

RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Kellogg Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this report.

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

We manage our Company for sustainable performance defined by our long-term annual growth targets. These targets are low single-digit (1 to 3%) for internal net sales, mid single-digit (4 to 6%) for internal operating profit, and high single-digit (7 to 9%) for diluted net earnings per share (EPS) on a currency neutral basis. See Foreign currency translation section for our definition of currency neutral EPS.

For our full year 2009, we were at the high end of our long-term annual net sales target with internal growth of 3%. On a reported basis, net sales declined by 2%. Consolidated internal operating profit increased 10%, exceeding our long-term annual growth target. Reported operating profit grew 2%. Diluted EPS grew 13% on a currency neutral basis, exceeding our long-term annual growth target of 7 to 9%. Reported EPS was $3.16, an increase of 6% over last year’s $2.99.

Consolidated results (dollars in millions, except per share data)		2009	2008	2007
Net sales		$12,575	$12,822	$11,776
Net sales growth:	As reported	–1.9%	8.9%	8.0%
	Internal (a)	3.0%	5.4%	5.4%
Operating profit		$2,001	$1,953	$1,868
Operating profit growth:	As reported	2.5%	4.5%	5.8%
	Internal (a)	10.3%	4.2%	3.1%
Diluted net earnings per share (EPS)		$3.16	$2.99	$2.76
EPS growth		6%	8%	10%
Currency neutral diluted EPS growth (b)		13%	8%	7%

(a)

Internal net sales and operating profit for 2009 exclude the impact of currency and acquisitions. Internal net sales and operating profit growth for 2008 exclude the impact of currency, a 53rd shipping week and acquisitions. Internal net sales and operating profit for 2007 excludes the impact of currency. Internal net sales and operating profit growth is a non-GAAP financial measure which is further discussed and reconciled to GAAP basis growth on page 16.

(b)	See the section entitled Foreign currency translation for discussion and reconciliation of the non-GAAP financial measure.

In combination with an attractive dividend yield, we believe this profitable growth has and will continue to provide a strong total return to our shareholders. We believe we can achieve this sustainable growth through a strategy focused on growing our cereal business, expanding our snacks business, and pursuing selected growth opportunities. We support our business strategy with operating principles that emphasize profit-rich, sustainable sales growth, as well as cash flow and return on invested capital. We believe our steady earnings growth, strong cash flow, and continued investment during a multi-year period of economic uncertainty demonstrates the strength and flexibility of our business model.

Net sales and operating profit

2009 compared to 2008

The following table provides an analysis of net sales and operating profit performance for 2009 versus 2008:

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consolidated
2009 net sales	$8,510	$ 2,361	$ 963	$ 741	$—	$12,575
2008 net sales	$8,457	$ 2,619	$ 1,030	$ 716	$—	$12,822
% change — 2009 vs. 2008:
Volume (tonnage) (b)	–.7%	–1.6%	1.2%	–1.3%	—	–.7%
Pricing/mix	3.5%	3.2%	5.6%	6.3%	—	3.7%
Subtotal — internal business	2.8%	1.6%	6.8%	5.0%	—	3.0%
Acquisitions (c)	.1%	.3%	—	3.7%	—	.3%
Shipping day differences (d)	–1.8%	–1.1%	–.5%	–.9%	—	–1.5%
Foreign currency impact	–.5%	–10.6%	–12.9%	–4.3%	—	–3.7%
Total change	.6%	–9.8%	–6.6%	3.5%	—	–1.9%

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consolidated
2009 operating profit	$1,569	$ 348	$ 179	$ 86	$(181)	$ 2,001
2008 operating profit	$1,447	$ 390	$ 209	$ 92	$(185)	$ 1,953
% change — 2009 vs. 2008:
Internal business	11.4%	7.0%	–2.0%	13.5%	—	10.3%
Acquisitions (c)	—	—	—	–8.4%	—	–.4%
Shipping day differences (d)	–2.4%	–1.3%	.9%	–.8%	1.8%	–1.8%
Foreign currency impact	–.5%	–16.5%	–13.1%	–10.5%	—	–5.6%
Total change	8.5%	–10.8%	–14.2%	–6.2%	1.8%	2.5%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of results for the year-to-date period ended January 2, 2010 from the acquisitions of United Bakers, Navigable Foods, Specialty Cereal and certain assets and liabilities of IndyBake.

(d)	Impact of 53rd shipping week in 2008.

Our consolidated reported net sales were down compared to last year, driven by a negative impact from foreign currency translation and an extra shipping week in 2008. Excluding this negative impact, internal net sales grew by 3%, lapping last year’s strong 5% growth. While our overall volume declined, we achieved internal sales growth driven by a particularly strong year in retail cereal and a solid year in retail snacks resulting from our pricing and mix. There were several factors contributing to the volume decline. In North America, we experienced a supply disruption in our waffle plants. In both Russia and China we are moving our businesses away from lower margin products and going to higher margin branded products which resulted in a decline in volume during the year.

Our North America operating segment had internal net sales growth of almost 3% against a difficult 6% comparative in the year ago period. We experienced growth in retail cereal of 4% and 3% growth in retail snacks, which includes cookies, crackers, toaster pastries, cereal bars and fruit snacks. Weakness in frozen and specialty channels, which includes frozen foods, food service and vending, dampened net sales for the year, with a decline in net sales of 1%.

Cereal continues to be a strong category where we achieved volume growth during the year. It responds well to innovation and advertising. We are committed to providing nutritious food to our consumers and introduced Froot Loops® and Apple Jacks® with fiber in August of 2009. Our business is focused on driving our top 8 brands as well as Kashi® cereals.

We experienced broad based growth in retail snacks, with sales growth of 3%. Pop-Tarts® continues to perform well and is the category leader in North America toaster pastries. A strong performance by Cheez-It®, as well as innovation, drove growth in crackers. Cookies posted a slight gain for the year led by our recently acquired Mother’s® brand cookies. Our growth was negatively impacted by heavy competitor activity. Our best performing category within retail snacks was wholesome snacks. The introduction of Fiber Plus®, Special K® Chocolaty Pretzel and Cinnabon® bars drove growth in this category

Our frozen and specialty channels business was down 1%, experiencing a tough year due to a few discrete issues. Our food service business is mostly non-commercial, serving institutions such as schools, hospitals and prisons. This sector of the industry was not immediately impacted by the economic downturn that started in 2008. While we are seeing a recovery, we believe it will be slower than the commercial sectors such and hotels and restaurants, continuing to impact us until mid-2010. We have also been experiencing a supply disruption in our waffle facilities. We have been making improvements in our facilities and are working with regulatory agencies. A combination of extensive enhancements and repairs at our facilities and a flood at one facility, significantly impacted production in the second-half of the year. While our plants are operational, they are not running at their previous level of capacity. Demand continues to exceed supply. We are exploring ways to increase capacity, including investing additional capital, but expect this situation will impact our net sales in 2010. This impact is included in our 2010 guidance.

Our International operating segments collectively achieved net sales growth of 3% on an internal basis. Europe’s internal net sales increased 2% year-over-year. Europe was a tough environment for us in 2009. We encountered some retailer disputes earlier in the year that were resolved in the second half of the year, helping us to achieve cereal volume growth. Latin America’s internal net sales growth was 7% attributable to both volume and price increases driven by retail cereal in Mexico and Venezuela. Internal net sales in Asia Pacific grew 5%, driven by strong cereal performances in Australia and India.

Our consolidated operating profit was strong, increasing by 10% on an internal basis and by 2% on a reported basis. Reported operating profit in each of our operating segments was negatively impacted by foreign exchange as well as the absence of a 53 rd week in 2009. In 2009, we continued to experience cost pressures, increased our spending on up-front costs, and invested in advertising. We were able to more than offset these increased costs by savings from our cost reduction and productivity initiatives as well as pricing and mix. During the full-year of 2009, our up-front costs were $138 million, which were $63 million higher than the previous year. Up-front costs represent both exit or disposal activities as well as other cost reduction initiatives.

North America’s internal operating profit growth of 11% was driven by price and savings from our cost reduction initiatives, which was partially offset by significantly higher up-front costs and increased advertising. Up-front costs reduced North America’s operating profit by 4%. Europe’s internal operating profit increased 7% benefiting from media deflation and operating efficiencies while absorbing higher up-front costs which reduced operating profit by 3%. Internal operating profit decreased 2% in Latin America due to significantly higher material costs and increased advertising. Internal operating profit growth in Asia Pacific was 14% due to sales growth, while reported operating profit was negatively impacted by the acquisition of Navigable Foods. For further information on our acquisitions, see Note 2 within Notes to Consolidated Financial Statements.

2008 compared to 2007

The following tables provide an analysis of net sales and operating profit performance for 2008 versus 2007:

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consolidated
2008 net sales	$8,457	$2,619	$1,030	$716	$—	$12,822
2007 net sales	$7,786	$2,357	$984	$649	$—	$11,776
% change — 2008 vs. 2007:
Volume (tonnage) (b)	1.3%	–.2%	–2.6%	6.3%	—	.9%
Pricing/mix	4.5%	3.9%	6.9%	1.8%	—	4.5%
Subtotal — internal business	5.8%	3.7%	4.3%	8.1%	—	5.4%
Acquisitions (c)	.9%	5.5%	—	3.4%	—	1.8%
Shipping day differences (d)	1.9%	1.2%	.5%	1.0%	—	1.7%
Foreign currency impact	—	.7%	–.1%	–2.2%	—	—
Total change	8.6%	11.1%	4.7%	10.3%	—	8.9%

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consolidated
2008 operating profit	$1,447	$390	$209	$92	$(185)	$1,953
2007 operating profit	$1,345	$397	$213	$88	$(175)	$1,868
% change — 2008 vs. 2007:
Internal business	5.9%	–.6%	–1.5%	11.0%	–2.8%	4.2%
Acquisitions (c)	–.8%	–.6%	—	–6.2%	—	–1.0%
Shipping day differences (d)	2.5%	1.2%	–.9%	.8%	–1.9%	1.8%
Foreign currency impact	–.1%	–1.9%	.4%	–1.8%	—	–.5%
Total change	7.5%	–1.9%	–2.0%	3.8%	–4.7%	4.5%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of results for the year-to-date period ended January 3, 2009 from the acquisitions of United Bakers, Bear Naked, Navigable Foods, Specialty Cereals and certain assets and liabilities of the Wholesome & Hearty Foods Company and IndyBake.

(d)	Impact of 53rd shipping week in 2008.

During 2008, our consolidated reported net sales increased almost 9% driven by our North America business with increases in both volume and price/mix for the year. Internal net sales grew over 5%, building on a 5% rate of internal growth during 2007. We had a fifty-third week in our 2008 fiscal year which contributed almost 2% to our reported growth over the prior year as did our acquisitions. Management has estimated the pro forma effect on the Company’s results of operations as though these business combinations had been completed at the beginning of either 2008 or 2007 would have been immaterial. Successful innovation, brand-building (advertising and consumer promotion) investment as well as our price increases continued to drive growth. Declines in volume in both Europe and Latin America were more than offset by growth in pricing/mix due to our price increases. Asia Pacific had a particularly strong year experiencing growth of 8% driven by cereal sales across the operating segment.

For 2008, our North America operating segment reported a net sales increase of almost 9% with internal net sales growth of 6%. The growth was broad based and driven by our price realization and strong innovation. The major product brands grew as follows: retail cereal +3%; retail snacks (cookies, crackers, toaster pastries, cereal bars, and fruit snacks) +6%; frozen and specialty channels (frozen foods, food service and vending) +9%. While retail cereal grew 3% for the year, we had a relatively soft share performance in the fourth quarter facing aggressive price-based incentives from our competitors. In addition, while we estimate our consumption was up 2% across all channels, reductions in trade inventory also adversely affected shipments. As a result, our fourth quarter internal net sales declined by 3% which was up against a tough comparable of 8% growth in the prior year. Our snacks business grew 6% in 2008 on top of 7% growth last year. Our growth came from volume, price increases, and successful innovations such as Townhouse Flipsides and Cheez-It Duoz. We saw net sales growth in all product categories — toaster pastries, crackers, cookies and wholesome snacks. Our “Right Bites” 100 calorie cookie and cracker packs performed well as we saw an increase in demand for portion controlled portable food. Our frozen and specialty channels business grew over 9%. Our food service business performed well, achieving mid single-digit growth for the year. Frozen realized strong sales driven by innovations such as Bake Shop Swirlz, Mini Muffin Tops and French Toast Waffles.

Our International operating segments collectively achieved net sales growth of 9%, or 5% on an internal basis. Europe’s internal net sales grew by almost 4% attributable to price/mix, as volume was down slightly. The UK and continental Europe have been impacted by the economic crisis which had consumers searching for value and retailers reducing inventory. Snacks products performed well across the region, especially in the UK driven by Rice Krispies Squares. Latin America’s internal net sales growth was 4% attributable to our price increases and driven by cereal sales in Mexico and Venezuela. The growth in 2008 was on top of 2007 growth of 9%. Volume was down for 2008 due to the economic environment which impacted consumer confidence. Asia Pacific had a very strong year with 8% internal net sales growth. The growth was volume driven and broad based in both retail cereal and retail snacks.

Consolidated operating profit in 2008 grew by almost 5% on an as reported basis and 4% on an internal basis. Operating profit in all areas was impacted by cost pressures as discussed in more detail in the Margin performance section below. North America grew by 6% driven by growth in net sales and lower exit costs which offset higher commodity costs. Costs associated with the peanut-related recall of Kellogg products adversely impacted North America’s operating profit by $34 million or 2% of the full year operating profit. See the Voluntary product withdrawal section for more details. Operating profit declined slightly in both Europe and Latin America due to increased commodity costs and cost reduction initiatives. Asia Pacific’s operating profit increased 11% on an internal basis due to strong top line growth. On a consolidated basis, operating profit from acquisitions decreased internal operating profit by 1%, in line with our expectations, with Europe and Asia Pacific being particularly impacted by our Russian and Chinese acquisitions, respectively.

Margin performance

Margin performance was as follows:

				Change vs. prior year (pts.)
	2009	2008	2007	2009	2008
Gross margin (a)	42.9%	41.9%	44.0%	1.0	(2.1)
SGA% (b)	–27.0%	–26.7%	–28.1%	(.3)	1.4
Operating margin	15.9%	15.2%	15.9%	.7	(.7)

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

(b)	Selling, general and administrative expense as a percentage of net sales.

We strive for gross profit dollar growth to reinvest in brand-building and innovation expenditures. We maximize our gross profit dollars by managing external cost pressures through product pricing and mix improvements, implementing productivity savings and technological initiatives as well as entering into commodity hedges and fixed price contracts to reduce the cost of product ingredients and packaging. For full year 2009, our gross profit was up $24 million, despite the negative impact of foreign exchange of $213 million and $46 million of higher up-front costs in cost of goods sold (COGS).

As illustrated in the preceding table, our consolidated gross margin increased by 100 basis points in 2009. Our acquisitions lowered gross margin by approximately 10 basis points. Although moderating, we also continue to experience inflationary cost pressures for fuel, energy, commodities and employee benefits. During the year, higher costs, including increased investment in up-front costs recorded in COGS, were more than offset by savings from cost reduction initiatives and price increases. Our selling, general and administrative (SGA) expense as a percentage of net sales increased slightly due to higher up-front costs of $17 million recorded in overhead as well as an increase in advertising spend.

Our decline in gross margin for 2008 reflected the impact of significant cost pressure with higher costs for commodities, energy, and fuel being partially offset by the impact of cost reduction initiatives and increased pricing. For 2008, these cost pressures represented 10% of 2007’s COGS, primarily associated with our ingredient purchases. In 2008, acquisitions negatively impacted margin by 50 basis points. For 2008, our SGA% decreased over the prior year due to our strong net sales growth, lower expense related to cost reduction initiatives recorded in SGA expense, continued discipline in overhead spending and efficiencies in advertising and promotion.

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

Due to potential volatility in the foreign exchange markets, we measure EPS growth and provide guidance on a currency neutral basis, assuming earnings are translated at the prior year’s exchange rates. This non-GAAP financial measure is being used to focus management and investors on local currency business results, thereby providing visibility to the underlying trends of the Company. Management believes that excluding the impact of foreign currency from EPS provides a better measurement of comparability given the volatility in foreign exchange markets.

Below is a reconciliation of reported EPS to currency neutral EPS for the fiscal years 2009, 2008 and 2007:

Consolidated results	2009	2008	2007
Diluted net earnings per share (EPS)	$3.16	$2.99	$2.76
Translational impact (a)	0.22	—	(0.07)
Currency neutral EPS	$3.38	$2.99	$2.69
Currency neutral EPS growth (b)	13%	8%	7%

(a)	Translation impact is the difference between reported EPS and the translation of current year net profits at prior year exchange rates, adjusted for gains (losses) on translational hedges.

(b)	Calculated as a percentage of growth from the prior years’ reported EPS.

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

Refer to Note 3 within Notes to Consolidated Financial Statements for further details on our exit or disposal activities.

Other cost reduction initiatives

2009 activities

We incurred costs related to our cost reduction initiatives which do not qualify as exit costs under generally accepted accounting principles in the United States. These represent cash costs for consulting and other charges for our COGS and SGA programs.

Costs incurred in fiscal year 2009 as well as total program costs are as follows (in millions):

(millions)	For the year ended January 2, 2010			Total program costs through January 2, 2010
	COGS programs	SGA Programs	Total	COGS programs	SGA Programs	Total
North America	$38	$13	$51	$50	$13	$63
Europe	10	2	12	10	2	12
Latin America	5	—	5	5	—	5
Asia Pacific	5	—	5	5	—	5
Total	$58	$15	$73	$70	$15	$85

The additional cost and cash outlay in 2010 for these programs, excluding exit costs, is estimated to be $30 to $35 million.

Prior year activities

During 2008, we incurred $17 million of expense related to the elimination of the accelerated ownership feature of certain employee stock options. Refer to Note 7 within Notes to Consolidated Financial Statements. This expense was recorded in SGA expense within corporate operating profit.

We also incurred $10 million of expense during 2008 in connection with a payment for the restructuring of our labor force at a manufacturing facility in Mexico. The cost, which was recorded in COGS and was attributable to the Latin America operating segment, resulted in employee benefit cost savings.

Interest expense

As illustrated in the following table, annual interest expense for the 2007-2009 periods has trended down slightly. The decline in 2009 was due primarily to lower commercial paper balances during the year, the impact of our fixed-to-variable interest rate swaps on our long-term debt and lower commercial paper interest rates, partially offset by the costs of early redemption of long-term debt, and interest on long-term debt issued in 2009. Interest income (recorded in other income (expense), net) was (in millions), 2009-$4; 2008-$20; 2007-$23. The decline for 2009 was primarily due to a drop in average interest rates. We currently expect that our 2010 gross interest expense will be approximately $250 to $260 million.

				Change vs. prior year
(dollars in millions)	2009	2008	2007	2009	2008
Reported interest expense (a)	$295	$308	$319
Amounts capitalized	3	6	5
Gross interest expense	$298	$314	$324	–5.1%	–3.1%

(a)	Reported interest expense for 2009 and 2007 includes charges of approximately $35 and $5, respectively, related to the early redemption of long-term debt.

Other income (expense), net

Refer to Note 15 within to Notes to Consolidated Financial Statements.

Income taxes

Our long-term objective is to achieve a consolidated effective income tax rate of approximately 30% in comparison to a U.S. federal statutory income tax rate of 35%. We pursue planning initiatives globally in order to move toward our target. Excluding the impact of discrete adjustments and the cost of remitted and unremitted foreign earnings, our sustainable consolidated effective income tax rate for 2009 was 30%. For 2008 and 2007, it was 31% and 32% respectively. We currently expect our 2010 sustainable rate to be approximately 31%. Our reported rates of 28.2% for 2009, 29.7% for 2008 and 28.7% for 2007 were lower than the sustainable rates for those years due to the favorable effect of various discrete adjustments such as audit settlements, international restructuring initiatives and statutory rate changes. Refer to Note 10 within Notes to Consolidated Financial Statements for further information. For 2010, we expect our consolidated effective income tax rate to be approximately 30% to 31%. This could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect. Fluctuations in foreign currency exchange rates could also impact the effective tax rate as it is dependent upon the U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory tax rates.

Voluntary product withdrawal

Refer to Note 13 within Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

We believe that our operating cash flows, together with our credit facilities and other available debt financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all.

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 23 days for 2009, 22 days for 2008, and 24 days for 2007. The increase in 2009 was the result of a decrease in days of trade payables outstanding, while the decrease in 2008 was the result of a decrease in days of inventory outstanding.

The following table presents the major components of our operating cash flow:

(dollars in millions)	2009	2008	2007
Operating activities
Net income	$1,208	$1,146	$1,102
year-over-year change	5.4%	4.0%
Items in net income not requiring (providing) cash:
Depreciation and amortization	384	375	372
Deferred income taxes	(40)	157	(69)
Other	13	121	184
Net income after non-cash items	1,565	1,799	1,589
year-over-year change	–13.0%	13.2%
Pension and other postretirement benefit plan contributions	(100)	(451)	(96)
Changes in operating assets and liabilities:
Core working capital (a)	(147)	121	16
Other working capital	325	(202)	(6)
Total	178	(81)	10
Net cash provided by operating activities	$1,643	$1,267	$1,503
year-over-year change	29.7%	–15.7%

(a)	Inventory, trade receivables and trade payables.

Our net cash provided by operating activities for 2009 was $376 million higher than in 2008, due primarily to positive cash flows associated with other working capital and lower pension and postretirement benefit plan contributions, partially offset by the impact of changes in core working capital and deferred income taxes in 2009.

Net cash provided by operating activities in 2008 was $236 million lower than 2007, due primarily to the increase in pension and other postretirement benefit plan contributions in 2008 and an unfavorable year-over-year variance in other working capital. Partially offsetting the decrease in 2008 operating cash flows was the impact of changes in deferred income taxes and a favorable variance in core working capital.

In 2009, core working capital was an average of 6.5% of net sales, an increase of 0.3% compared with 2008. In 2008, core working capital was an average of 6.2% of net sales, an improvement of 0.6% compared with 2007. We manage core working capital through timely collection of accounts receivable, extending terms on accounts payable and careful monitoring of inventory.

In 2009, the favorable year-over-year variance in other working capital was largely attributable to income taxes and advertising and promotion. Other working capital in 2008 reflected an increase in cash paid associated with hedging programs, cash paid for advertising and promotion, and the impact of changes in accrued salaries and wages.

Our total pension and postretirement plan funding amounted to $100 million, $451 million and $96 million, in 2009, 2008 and 2007, respectively. During 2008, adverse conditions in the equity markets caused the actual rate of return on our pension and postretirement plan assets to be significantly below our assumed long-term rate of return of 8.9%. As a result, we decided to make additional contributions to our pension and postretirement plans amounting to $400 million in the fourth quarter of 2008.

The Pension Protection Act (PPA), and subsequent regulations, determines defined benefit plan minimum funding requirements in the United States. We believe that we will not be required to make any contributions under PPA requirements until 2013. Our projections concerning timing of PPA funding requirements are subject to change primarily based on general market conditions affecting trust asset performance, future discount rates based on average yields of high grade corporate bonds and our future decisions regarding certain elective provisions of the PPA.

We currently project that we will make total U.S. and foreign plan contributions in 2010 of approximately $50 million. Actual 2010 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.

We measure cash flow as net cash provided by operating activities reduced by expenditures for property additions. We use this non-GAAP financial measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchases. Our cash flow metric is reconciled to the most comparable GAAP measure, as follows:

(dollars in millions)	2009	2008	2007
Net cash provided by operating activities	$1,643	$1,267	$1,503
Additions to properties	(377)	(461)	(472)
Cash flow	$1,266	$806	$1,031
year-over-year change	57.1%	-21.8%

Changes in cash flow (as defined) for 2009 and 2008 were primarily attributable to the additional $400 million in pension contributions we made in the fourth quarter of 2008 and lower capital expenditures 2009.

For 2010, we are expecting cash flow (as defined) to be comparable to 2009. We expect to achieve our target principally through operating profit growth, and continued prudent management of our working capital.

Investing activities

Our net cash used in investing activities for 2009 amounted to $370 million, a decrease of $311 million compared with 2008. Net cash used in investing activities of $681 million in 2008 increased by $80 million compared with 2007.

The reduction in cash used in investing activities in 2009 was attributable mainly to the reduction in business acquisition activity in 2009, and to a lesser extent, it also reflected lower capital spending. During 2008, we used cash to expand our platform for future growth with acquisitions in Russia, China, the U.S. and Australia. During 2007, we completed two business acquisitions in order to support the continued growth of our North America operating segment. Acquisitions are discussed in Note 2 within Notes to Consolidated Financial Statements.

Cash paid for additions to properties as a percentage of net sales amounted to 3.0% in 2009, 3.6% in 2008, and 4.0% in 2007.

In 2009, we spent capital for a new facility to manufacture ready-to-eat cereal in Mexico and completed the expansion of the global research center located in Battle Creek, Michigan, the W. K. Kellogg Institute for Food and Nutrition Research. The investment in our global research center, which began in 2008, reflects our commitment to innovation which is a key driver to the growth of our business. In 2008, we also incurred construction costs to increase manufacturing capacity in Europe. In 2007, we also increased capacity, including the purchase of a previously leased snacks manufacturing facility in Chicago, Illinois.

We continue to expect our Kellogg’s lean, efficient, and agile network (K LEAN) manufacturing efficiency initiative to result in a trend toward lower capital spending. Going forward, our long-term target for capital spending is between 3.0% and 4.0% of net sales. Our 2010 capital plan projects spending of $500 million, which is at the high end of our 3.0% to 4.0% range. This is driven by a significant investment in our information technology infrastructure as we reinstall and upgrade our SAP platform. We also have plans to expand our manufacturing capacity in 2010, primarily for Eggo® waffles in the U.S.

Financing activities

Our net cash used in financing activities for 2009, 2008 and 2007 amounted to $1,182 million, $780 million, and $788 million, respectively.

Total debt was $4.9 billion at year-end 2009 and $5.5 billion at year-end 2008. The reduction in total debt, primarily commercial paper, resulted from purchasing fewer shares of our stock in 2009 compared to 2008.

In November 2009, we issued $500 million of ten-year 4.15% fixed rate U.S. Dollar Notes, and used proceeds of $496 million to retire a portion of our 6.6% U.S. Dollar Notes due 2011. We retired $482 million of the 2011 debt through a tender offer, which resulted in $35 million of interest expense and an acceleration of $3 million loss on an interest rate swap, which was previously recorded in accumulated other comprehensive income. These charges were included in cash flows from operating activities. This debt had an effective interest rate of 7.08%. In May 2009, we issued $750 million of seven-year 4.45% fixed rate U.S. Dollar Notes, and used proceeds of $745 million to pay down commercial paper. In May 2009, we also entered into interest rate swaps on $1,150 million of our debt. Interest rate swaps with notional amounts totaling $750 million effectively converted our 5.125% U.S. Dollar Notes due 2012 from a fixed rate to a floating rate obligation for the remainder of the five-year term. In addition, interest rate swaps with notional amounts totaling $400 million effectively converted a portion of our 6.6% U.S. Dollar Notes due 2011 from a fixed rate to a floating rate obligation for the remaining term.

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

Our Board of Directors authorized stock repurchases of up to $650 million for 2009. During 2009, we spent $187 million to purchase approximately 4 million shares of common stock. The unused portion of the 2009 authorization, amounting to $463 million, was rolled over and is available to be executed against in 2010. The Board of Directors has authorized an additional stock repurchase program of up to $650 million bringing the total 2010 stock repurchase authorization to $1,113 million. During 2008 and 2007, we repurchased $650 million of our common stock each year under programs authorized by our Board of Directors. The number of shares repurchased amounted to approximately 13 million and 12 million shares, respectively, in 2008 and 2007. A separate $500 million share repurchase authorization received Board approval in third quarter 2008. We made no share repurchases under this authorization because we decided to use cash to fund pension plans and reduce commercial paper in the fourth quarter of 2008. The $500 million share repurchase authorization was later canceled.

We paid quarterly dividends to shareholders totaling $1.43 per share in 2009, $1.30 per share in 2008 and $1.202 per share in 2007. Total cash paid for dividends increased by 10.3% in 2009 and 4.2% in 2008. Our objective is to maintain our dividend pay-out ratio between 40% and 50% of reported net earnings.

Our long-term debt agreements contain customary covenants that limit the Company and some of its subsidiaries from incurring certain liens or from entering into certain sale and lease-back transactions. Some agreements also contain change in control provisions. However, they do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our Five-Year Credit Agreement, which expires in 2011, under which we can borrow up to $2.0 billion on a revolving credit basis. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it.

During the third quarter of 2008 and thereafter, capital and credit markets, including commercial paper markets, experienced increased instability and disruption as the U.S. and global economies underwent a period of extreme uncertainty. Throughout this period of uncertainty, we continued to have access to the U.S. and Canadian commercial paper markets. Our commercial paper and term debt credit ratings have not been affected by the changes in the credit environment, and the amount of our total debt outstanding remained relatively flat over the past three years.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-balance sheet arrangements

As of January 2, 2010 and January 3, 2009 the Company did not have any material off-balance sheet arrangements.

Contractual obligations

The following table summarizes future estimated cash payments to be made under existing contractual obligations. Further information on debt obligations is contained in Note 6 within Notes to Consolidated Financial Statements. Further information on lease obligations is contained in Note 5. Further information on uncertain tax positions is contained in Note 10.

Contractual obligations	Payments due by period
(millions)	Total	2010	2011	2012	2013	2014	2015 and beyond
Long-term debt:
Principal	$4,809	$1	$946	$751	$752	$8	$2,351
Interest (a)	2,450	234	219	211	144	136	1,506
Capital leases	6	2	1	1	1	—	1
Operating leases	604	141	122	91	66	51	133
Purchase obligations (b)	628	534	50	22	7	6	9
Uncertain tax positions (c)	35	35	—	—	—	—	—
Other long-term (d)	1,002	105	93	60	95	254	395
Total	$9,534	$1,052	$1,431	$1,136	$1,065	$455	$4,395

(a)	Includes interest payments on long-term fixed rate debt.

(b)	Purchase obligations consist primarily of fixed commitments under various co-marketing agreements and to a lesser extent, of service agreements, and contracts for future delivery of commodities, packaging materials, and equipment. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2009, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(c)	In addition to the $35 million reported in the 2010 column and classified as a current liability, the Company has $98 million recorded in long-term liabilities for which it is not reasonably possible to predict when it may be paid.

(d)	Other long-term contractual obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2009 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2015 as follows: 2010-$47; 2011-$53; 2012-$36; 2013-$77; 2014-$240; 2015-$226.

CRITICAL ACCOUNTING ESTIMATES

Promotional expenditures

Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. On a full-year basis, these subsequent period adjustments have rarely represented more than 0.3% of our Company’s net sales. However, our Company’s total promotional expenditures (including amounts classified as a revenue reduction) represented approximately 40% of 2009 net sales; therefore, it is likely that our results would be materially different if different assumptions or conditions were to prevail.

Goodwill and other intangible assets

We perform an impairment evaluation of goodwill and intangible assets with indefinite useful lives at least annually during the fourth quarter of each year in conjunction with our annual budgeting process. Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. For the 2009 goodwill impairment test, the fair value of the reporting units was estimated based on market multiples. Our approach employs market multiples based on earnings before interest, taxes, depreciation and amortization and earnings for companies comparable to our reporting units. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units.

Similarly, impairment testing of other intangible assets requires a comparison of carrying value to fair value of that particular asset. Fair values of non-goodwill intangible assets are based primarily on projections of future cash flows to be generated from that asset. For instance, cash flows related to a particular trademark would be based on a projected royalty stream attributable to branded product sales discounted at rates consistent with rates used by market participants. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables.

We also evaluate the useful life over which a non-goodwill intangible asset is expected to contribute directly or indirectly to the cash flows of the Company. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized, but is evaluated annually for impairment. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

At January 2, 2010, goodwill and other intangible assets amounted to $5.1 billion, consisting primarily of goodwill and trademarks associated with the 2001 acquisition of Keebler Foods Company. Within this total, approximately $1.4 billion of non-goodwill intangible assets were classified as indefinite-lived, comprised principally of Keebler trademarks. We currently believe that the fair value of our goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company. At January 2, 2010, the fair value of our North America snacks reporting unit was almost twice its book value. However, if we had used materially different assumptions, which we do not believe are reasonably possible, regarding the future performance of our business or a different weighted-average cost of capital in the valuation, this could have resulted in significant impairment losses and/or amortization expense.

Retirement benefits

Our Company sponsors a number of U.S. and foreign defined benefit employee pension plans and also provides retiree health care and other welfare benefits in the United States and Canada. Plan funding strategies are influenced by tax regulations and asset return performance. A substantial majority of plan assets are invested in a globally diversified portfolio of equity securities with smaller holdings of debt securities and other investments. We recognize the cost of benefits provided during retirement over the employees’ active working life to determine the obligations and expense related to our retiree benefit plans. Inherent in this concept is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Major actuarial assumptions that require significant management judgment and have a material impact on the measurement of our consolidated benefits expense and accumulated obligation include the long-term rates of return on plan assets, the health care cost trend rates, and the interest rates used to discount the obligations for our major plans, which cover employees in the United States, United Kingdom and Canada.

To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 68% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return are generally not revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2009 of 8.9% equated to approximately the 58th percentile expectation of our 2009 model. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 32% of our global benefit plan assets.

Based on consolidated benefit plan assets at January 2, 2010, a 100 basis point reduction in the assumed rate of return would increase 2010 benefits expense by approximately $40 million.

Correspondingly, a 100 basis point shortfall between the assumed and actual rate of return on plan assets for 2010 would result in a similar amount of arising experience loss. Any arising asset-related experience gain or loss is recognized in the calculated value of plan assets over a five-year period. Once recognized, experience gains and losses are amortized using a declining-balance method over the average remaining service period of active plan participants, which for U.S. plans is presently about 12 years. Under this recognition method, a 100 basis point shortfall in actual versus assumed performance of all of our plan assets in 2010 would reduce pre-tax earnings by approximately $1.4 million in 2011, increasing to approximately $7 million in 2015. For each of the three fiscal years, our actual return on plan assets exceeded (was less than) the recognized assumed return by the following amounts (in millions): 2009-$507; 2008–$(1,528); 2007–$(99).

To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components in our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 2.4%, our initial trend rate for 2010 of 7.1% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 0.5% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at January 2, 2010, a 100 basis point increase in the assumed health care cost trend rates would increase 2010 benefits expense by approximately $17 million. A 100 basis point excess of 2010 actual health care claims cost over that calculated from the assumed trend rate would result in an arising experience loss of approximately $9 million. Any arising health care claims cost-related experience gain or loss is recognized in the calculated amount of claims experience over a four-year period. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years. The net experience gain arising from recognition of 2009 claims experience was approximately $16 million.

To conduct our annual review of discount rates, we selected the discount rate using the spot yield curve underlying the Citigroup Index (published monthly by Citigroup). Using this methodology, we determined the single discount rate for each of our retirement plans that was equivalent to discounting against the entire Citigroup spot yield curve. The measurement dates for our defined benefit plans are consistent with our fiscal year end. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices during December of each year.

Based on consolidated obligations at January 2, 2010, a 25 basis point decline in the weighted-average discount rate used for benefit plan measurement purposes would increase 2010 benefits expense by approximately $14 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

Despite the previously-described rigorous policies for selecting major actuarial assumptions, we periodically experience material differences between assumed and actual experience. As of January 2, 2010, we had consolidated unamortized prior service cost and net experience losses of approximately $1.7 billion, as compared to approximately $1.9 billion at January 3, 2009. The year-over-year decrease in net unamortized amounts was attributable primarily to favorable asset performance during 2009. Of the total unamortized amounts at January 2, 2010, approximately $1.5 billion was related to asset losses that occurred during 2008, offset by $0.5 billion in asset gains during 2009, with the remainder largely related to discount rate reductions and net unfavorable health care claims experience (including upward revisions in the assumed trend rate) prior to 2009. For 2010, we currently expect total amortization of prior service cost and net experience losses to be approximately $37 million higher than the actual 2009 amount of approximately $73 million. Total employee benefit expense for 2010 is expected to be higher than 2009 due to lower discount rates, a further phase in of the 2008 investment losses, offset by better than expected 2009 investment performance. Based on our current actuarial assumptions, we expect 2011 pension expense to increase significantly primarily due to the amortization of net experience losses.

During 2009 we made contributions in the amount of $87 million to Kellogg’s global tax-qualified pension programs. This amount was mostly discretionary. We anticipate making additional contributions in future years due to the poor performance of global equity markets during 2008. Additionally we contributed $13 million to our retiree medical programs; most of this contribution was also discretionary and largely used to fund benefit obligations related to our union retiree healthcare benefits.

Assuming actual future experience is consistent with our current assumptions, annual amortization of accumulated prior service cost and net experience losses during each of the next several years would increase versus the 2009 amount.

Income taxes

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. Judgment is required in evaluating our tax positions to determine how much benefit should be recognized in our income tax expense. We establish tax reserves associated with uncertain tax positions based on a benefit recognition model, which we believe could result in a greater amount of benefit (and a lower amount of reserve) being initially recognized in certain circumstances.

The Company evaluates uncertain tax positions in two steps. The first step is to determine whether it is more-likely-than not that a tax position will be sustained upon examination based upon the technical merit of the position. In weighing the technical merits of the position, we consider the facts and circumstances of the position; we assume the reviewing tax authority has full knowledge of the position; and we consider the weight of authoritative guidance. The second step is measurement; a tax position that meets the more-likely-than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. While reviewing the ranges of probable outcomes, the Company records the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The tax position will be derecognized when it is no longer more-likely-than not of being sustained.

For the periods presented, our income tax and related interest reserves have averaged approximately $130 million. Reserve adjustments for individual issues have rarely exceeded 1% of earnings before income taxes annually. Significant tax reserve adjustments impacting our effective tax rate would be separately presented in the rate reconciliation table of Note 10 within Notes to Consolidated Financial Statements.

The current portion of our tax reserves and related interest reserves are presented in the Consolidated Balance Sheet within other current liabilities and the amount expected to be settled after one year is recorded in other liabilities.

ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that changed the consolidation model for variable interest entities (VIEs). This guidance requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether a company (1) has the power to direct matters that most significantly impact the activities of the VIE, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard is effective at the beginning of our 2010 fiscal year and must be applied retrospectively. The adoption of this guidance will not have a significant impact on our financial statements.

FUTURE OUTLOOK

Despite a tough economy in 2009, we met or exceeded all of our long-term annual targets. We are poised to continue this momentum in 2010. We expect our business model and strategy will deliver internal net sales growth of 2 to 3%, in line with our long-term annual targets of low single-digits (1 to 3%). Internal operating profit is expected to grow 8 to 10%, above our long-term annual target of mid single-digits (4 to 6%). We expect this growth to result from savings from our up-front cost programs as well as lower spending on up-front costs. We expect our earnings per share to grow 11 to 13%, above our long-term annual target of high single-digit (7 to 9%) growth on a currency neutral basis. Gross profit margin percentage is expected to expand by approximately 100 basis points as our savings from cost reduction initiatives will more than offset pressure on cost of goods sold. Gross interest expense for 2010 is expected to decline to approximately $250 to $260 million. Our effective tax rate is estimated to be approximately 30% to 31%. We continue to remain committed to investing in brand building, cost-reduction initiatives, and other growth opportunities. Lastly, we expect our cash flow performance to remain strong and are currently expecting 2010 cash flow to be similar to 2009’s result of $1,266 million after capital expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 12 within Notes to Consolidated Financial Statements for further information on our derivative financial and commodity instruments.

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

The total notional amount of foreign currency derivative instruments at year-end 2009 was $1,588 million, representing a settlement obligation of $24 million. The total notional amount of foreign currency derivative instruments at year-end 2008 was $924 million, representing a settlement receivable of $22 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities, and mature within 18 months. Assuming an unfavorable 10% change in year-end exchange rates, the settlement obligation would have increased by approximately $159 million at year-end 2009 and the settlement receivable would have decreased by $92 million at year-end 2008. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

With regard to our foreign currency exchange risk, we continue to monitor the highly volatile economic environment in Venezuela. On January 8, 2010, the Venezuelan government instituted a two tier official exchange rate system which was effective as of January 11, 2010. This resulted in a devaluation of the official rate that had previously been at 2.15 bolivars per $1. A preferential rate for essential items such as medical, food and heavy machinery was established at 2.6 bolivars per $1, referred to as the “preferential rate”. All other imports will be imported at 4.3 bolivars per $1, referred to as the “oil rate”. The government is compiling a list of the items it deems essential which can be imported at the preferential rate. We are in the process of determining which exchange rates will be applicable to our imports into Venezuela. However, currency exchange restrictions in Venezuela restrict our ability to obtain U.S. dollars at the official exchange rates. U.S. dollars may be obtained through a legal parallel exchange mechanism. We have and may continue to use this mechanism to exchange bolivars for U.S. dollars in order to satisfy U.S. dollar denominated obligations of our Venezuelan operations. As such, as of the end of our 2009 fiscal year, we are using the parallel rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollars. The impact of this change was not material to the Consolidated Financial Statements despite rates implied by transactions in the parallel market being significantly higher than the official rates.

Inflation in Venezuela has been at relatively high levels over the past few years. We use a blend of the National Consumer Price Index and the Consumer Price Index to determine whether Venezuela is a highly inflationary economy. The blended index exceeded 100% during the fourth quarter of 2009 and as such, Venezuela will be designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. We expect reported net sales and operating profit in Latin America will be negatively impacted, and it could be significant to our Latin America operating segment. On a consolidated basis, Venezuela represents only 1% to 2% of our business; therefore, the overall impact is expected to be minimal.

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

During 2009 and 2008, we entered into interest rate swaps in connection with certain U.S. Dollar Notes. Refer to disclosures contained in Note 6 within Notes to Consolidated Financial Statements. The total notional amount of our interest rate swaps was $1,900 million and $750 million, as of January 2, 2010 and January 3, 2009, respectively. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $22 million in 2009 and $21 million in 2008.

Price risk

Our Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, soybean oil, sugar, cocoa, paperboard, natural gas, and diesel fuel. We have historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. During 2006, we entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in our manufacturing processes. The notional amount of the swaps totaled $146 million as of January 2, 2010 and equates to approximately 50% of our North America manufacturing needs over the remaining hedge period. At year-end 2008 the notional amount was $167 million.

The total notional amount of commodity derivative instruments at year-end 2009, including the North America natural gas swaps, was $213 million, representing a settlement obligation of approximately $16 million. Assuming a 10% decrease in year-end commodity prices, the settlement obligation would increase by approximately $18 million, generally offset by a reduction in the cost of the underlying commodity purchases. The total notional amount of commodity derivative instruments at year-end 2008, including the natural gas swaps, was $267 million, representing a settlement obligation of approximately $16 million. Assuming a 10% decrease in year-end commodity prices, this settlement obligation would increase by approximately $24 million, generally offset by a reduction in the cost of the underlying commodity purchases.

In some instances the Company has reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or our counterparties exceeds a certain amount. There were no collateral balance requirements at January 2, 2010 or January 3, 2009.

In addition to the commodity derivative instruments discussed above, we use long-term contracts with suppliers to manage a portion of the price exposure associated with future purchases of certain raw materials, including rice, sugar, cartonboard, and corrugated boxes. It should be noted the exclusion of these contracts from the analysis above could be a limitation in assessing the net market risk of our Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kellogg Company and Subsidiaries

Consolidated Statement of Income

(millions, except per share data)	2009	2008	2007
Net sales	$12,575	$12,822	$11,776
Cost of goods sold	7,184	7,455	6,597
Selling, general and administrative expense	3,390	3,414	3,311
Operating profit	$2,001	$1,953	$1,868
Interest expense	295	308	319
Other income (expense), net	(22)	(14)	(3)
Income before income taxes	1,684	1,631	1,546
Income taxes	476	485	444
Net income	$1,208	$1,146	$1,102
Net loss attributable to noncontrolling interests	(4)	(2)	(1)
Net income attributable to Kellogg Company	$1,212	$1,148	$1,103
Per share amounts:
Basic	$3.17	$3.01	$2.79
Diluted	$3.16	$2.99	$2.76

Dividends per share	$1.430	$1.300	$1.202

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Consolidated Balance Sheet

(millions, except share data)	2009	2008
Current assets
Cash and cash equivalents	$334	$255
Accounts receivable, net	1,093	1,100
Inventories	910	897
Other current assets	221	269
Total current assets	$2,558	$2,521
Property, net	3,010	2,933
Goodwill	3,643	3,637
Other intangibles, net	1,458	1,461
Other assets	531	394
Total assets	$11,200	$10,946
Current liabilities
Current maturities of long-term debt	$1	$1
Notes payable	44	1,387
Accounts payable	1,077	1,135
Other current liabilities	1,166	1,029
Total current liabilities	$2,288	$3,552
Long-term debt	4,835	4,068
Deferred income taxes	425	300
Pension liability	430	631
Other liabilities	947	940

Commitments and contingencies

Equity
Common stock, $.25 par value, 1,000,000,000 shares authorized Issued: 419,058,168 shares in 2009 and 418,842,707 shares in 2008	105	105
Capital in excess of par value	472	438
Retained earnings	5,481	4,836
Treasury stock at cost 37,678,215 shares in 2009 and 36,981,580 shares in 2008	(1,820)	(1,790)
Accumulated other comprehensive income (loss)	(1,966)	(2,141)
Total Kellogg Company equity	2,272	1,448
Noncontrolling interests	3	7
Total equity	2,275	1,455
Total liabilities and equity	$11,200	$10,946

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Consolidated Statement of Equity

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests (a)	Total equity	Total comprehensive income (loss)

	shares	amount			shares	amount
Balance, December 30, 2006	419	$105	$292	$3,630	21	$(912)	$(1,046)	$2,069	$3	$2,072	$1,126

Impact of adoption of accounting standard for uncertain tax positions				2				2		2

Common stock repurchases					12	(650)		(650)		(650)

Net income (loss)				1,103				1,103	(1)	1,102	1,102

Dividends				(475)				(475)		(475)

Other comprehensive income (loss)							219	219		219	219

Stock compensation			69					69		69

Stock options exercised and other			27	(43)	(4)	205		189		189
Balance, December 29, 2007	419	$105	$388	$4,217	29	$(1,357)	$(827)	$2,526	$2	$2,528	$1,321

Common stock repurchases					13	(650)		(650)		(650)

Business acquisitions									7	7

Net income (loss)				1,148				1,148	(2)	1,146	1,146

Dividends				(495)				(495)		(495)

Other comprehensive income (loss)							(1,314)	(1,314)		(1,314)	(1,314)

Stock compensation			51					51		51

Stock options exercised and other			(1)	(34)	(5)	217		182		182
Balance, January 3, 2009	419	$105	$438	$4,836	37	$(1,790)	$(2,141)	$1,448	$7	$1,455	$(168)

Common stock repurchases					4	(187)		(187)		(187)

Net income (loss)				1,212				1,212	(4)	1,208	1,208

Dividends				(546)				(546)		(546)

Other comprehensive income (loss)							175	175		175	175

Stock compensation			37					37		37

Stock options exercised and other			(3)	(21)	(3)	157		133		133
Balance, January 2, 2010	419	$105	$472	$5,481	38	$(1,820)	$(1,966)	$2,272	$3	$2,275	$1,383

(a)	Refer to Note 1 for further information.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Consolidated Statement of Cash Flows

(millions)	2009	2008	2007
Operating activities
Net income	$1,208	$1,146	$1,102
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	384	375	372
Deferred income taxes	(40)	157	(69)
Other	13	121	184
Pension and other postretirement benefit contributions	(100)	(451)	(96)
Changes in operating assets and liabilities:
Trade receivables	(75)	48	(63)
Inventories	(13)	41	(88)
Accounts payable	(59)	32	167
Accrued income taxes	112	(85)	(67)
Accrued interest expense	(5)	3	(1)
Accrued and prepaid advertising, promotion and trade allowances	91	(10)	36
Accrued salaries and wages	21	(45)	5
Exit plan-related reserves	21	(2)	(9)
All other current assets and liabilities	85	(63)	30
Net cash provided by operating activities	$1,643	$1,267	$1,503
Investing activities
Additions to properties	$(377)	$(461)	$(472)
Acquisitions of businesses, net of cash acquired	—	(213)	(128)
Other	7	(7)	(1)
Net cash used in investing activities	$(370)	$(681)	$(601)
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	$(1,284)	$23	$625
Issuances of notes payable, with maturities greater than 90 days	10	190	804
Reductions of notes payable, with maturities greater than 90 days	(70)	(316)	(1,209)
Issuances of long-term debt	1,241	756	750
Reductions of long-term debt	(482)	(468)	(802)
Net issuances of common stock	131	175	163
Common stock repurchases	(187)	(650)	(650)
Cash dividends	(546)	(495)	(475)
Other	5	5	6
Net cash used in financing activities	$(1,182)	$(780)	$(788)
Effect of exchange rate changes on cash and cash equivalents	(12)	(75)	(1)
Increase (decrease) in cash and cash equivalents	$79	$(269)	$113
Cash and cash equivalents at beginning of year	255	524	411
Cash and cash equivalents at end of year	$334	$255	$524

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1

ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of Kellogg Company and its majority-owned subsidiaries (Kellogg or the Company). Intercompany balances and transactions are eliminated.

The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2009 and 2007 fiscal years each contained 52 weeks and ended on January 2, 2010 and December 29, 2007, respectively. The Company’s 2008 fiscal year ended on January 3, 2009, and included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2008 included a 14th week.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

Cash and cash equivalents

Highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

Accounts receivable

Accounts receivable consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts and prompt payment discounts. Trade receivables do not bear interest. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data. Account balances are written off against the allowance when management determines the receivable is uncollectible. The Company does not have off-balance sheet credit exposure related to its customers.

Inventories

Inventories are valued at the lower of cost or market. Cost is determined on an average cost basis.

Property

The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 5-20; computer and other office equipment 3-5; building components 15-30; building structures 50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. As of year-end 2009 and 2008, the carrying value of assets held for sale was insignificant.

Goodwill and other intangible assets

The Company’s goodwill and intangible assets are comprised primarily of amounts related to the 2001 acquisition of Keebler Foods Company (Keebler). Management expects the Keebler trademarks to contribute indefinitely to the cash flows of the Company. Accordingly, these intangible assets have been classified as having indefinite lives. Goodwill and indefinite-lived intangibles are not amortized, but are tested at least annually for impairment. An intangible asset with a finite life is amortized on a straight-line basis over the estimated useful life.

For the goodwill impairment test, the fair value of the reporting units are estimated based on market multiples. This approach employs market multiples based on earnings before interest, taxes, depreciation and amortization and earnings for companies that are comparable to the Company’s reporting units. The assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for the Company’s reporting units.

Similarly, impairment testing of other intangible assets requires a comparison of carrying value to fair value of that particular asset. Fair values of non-goodwill intangible assets are based primarily on projections of future cash flows to be generated from that asset. For instance, cash flows related to a particular trademark would be based on a projected royalty stream attributable to branded product sales, discounted at rates consistent with rates used by market participants.

These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables.

Revenue recognition

The Company recognizes sales upon delivery of its products to customers. Revenue, which includes shipping and handling charges billed to the customer, is reported net of applicable provisions for discounts, returns, allowances, and various government withholding taxes. Methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to reimbursement based on actual occurrence or performance. Where applicable, future reimbursements are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance. The Company classifies promotional payments to its customers, the cost of consumer coupons, and other cash redemption offers in net sales. The cost of promotional package inserts is recorded in cost of goods sold (COGS). Other types of consumer promotional expenditures are recorded in selling, general and administrative (SGA) expense.

Advertising

The costs of advertising are expensed as incurred and are classified within SGA expense.

Research and development

The costs of research and development (R&D) are expensed as incurred and are classified within SGA expense. R&D includes expenditures for new product and process innovation, as well as significant technological improvements to existing products and processes. The Company’s R&D expenditures primarily consist of internal salaries, wages, consulting, and supplies attributable to time spent on R&D activities. Other costs include depreciation and maintenance of research facilities and equipment, including assets at manufacturing locations that are temporarily engaged in pilot plant activities.

Stock-based compensation

The Company uses stock-based compensation, including stock options, restricted stock and executive performance shares, to provide long-term performance incentives for its global workforce.

The Company classifies pre-tax stock compensation expense principally in SGA expense within its corporate operations. Expense attributable to awards of equity instruments is recorded in capital in excess of par value within the Consolidated Balance Sheet.

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

The Company recognizes compensation cost for stock option awards that have a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

Pension benefits, nonpension postretirement and postemployment benefits

The Company sponsors a number of U.S. and foreign plans to provide pension, health care, and other welfare benefits to retired employees, as well as salary continuance, severance, and long-term disability to former or inactive employees.

The recognition of benefit expense is based on several actuarial assumptions, such as discount rate, long-term rate of compensation increase, long-term rate of return on plan assets and health care cost trend rate, and is reported within COGS and SGA expense on the Consolidated Statement of Income.

The Company recognizes the net overfunded or underfunded position of a defined postretirement benefit plan as a pension asset or pension liability on the Consolidated Balance Sheet. The change in funded status for the year is reported as a component of other comprehensive income (loss), net of tax, in equity.

Obligations associated with the Company’s postemployment benefit plans, which are unfunded, are included in other current liabilities and other liabilities on the Consolidated Balance Sheet.

Uncertain tax positions

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax-related interest and penalties as interest expense and SGA expense, respectively, on the Consolidated Statement of Income.

Business combinations and noncontrolling interests

In December 2007, the FASB issued separate standards on business combinations and noncontrolling interests in consolidated financial statements. These standards were adopted by the Company at the beginning of its 2009 fiscal year.

For business combinations, the underlying fair value concepts of previous guidance was retained, but the method for applying the acquisition method changed in a number of significant respects including 1) the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price, 2) the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved, 3) the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing them, and 4) the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized in net income rather than as adjustments to the cost of an acquisition, including changes that relate to business combinations completed prior to 2009. To date, the impact of adoption of this standard on the Company’s financial statements has not been significant.

For noncontrolling interests, the consolidated financial statements are presented as if the parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, investments in noncontrolling interests are reported as equity in the consolidated financial statements. Furthermore, the consolidated financial statements include 100% of a controlled subsidiary’s earnings, rather than only the Company’s share. Lastly, transactions between the Company and noncontrolling interests are reported in equity as transactions between shareholders provided that these transactions do not create a change in control. Previously, acquisitions of additional interests in a controlled subsidiary generally resulted in remeasurement of assets and liabilities acquired; dispositions of interests resulted in a gain or loss. The Company’s adoption of this pronouncement changed its presentation of noncontrolling interests.

NOTE 2

ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions

During 2008 and 2007, the Company made acquisitions in order to expand its presence geographically and increase its manufacturing capacity.

Assets, liabilities, and results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the dates of acquisition; such amounts were insignificant to the Company’s consolidated financial position and results of operations. In addition, the pro forma effect of these acquisitions on the Company’s results of operations, as though these business combinations had been completed at the beginning of 2007, would have been immaterial when considered individually or in the aggregate.

Specialty Cereals.  In September 2008, the Company acquired Specialty Cereals of Sydney, Australia, a manufacturer and distributor of natural ready-to-eat cereals. The Company paid $37 million cash in connection with the transaction, including approximately $5 million to the seller’s lenders to settle debt of the acquired entity. Assets acquired consisted primarily of property, plant and equipment of $19 million and goodwill of $18 million (which will not be deductible for income tax purposes). This acquisition has been included in the Asia Pacific operating segment.

IndyBake Products/Brownie Products.  In August 2008, the Company acquired certain assets and liabilities of the business of IndyBake Products and Brownie Products (collectively, IndyBake), located in Indiana and Illinois. IndyBake, a contract manufacturing business that produced cracker, cookie and frozen dough products, had been a partner to Kellogg for many years as a snacks contract manufacturer.

The Company paid approximately $42 million in cash in connection with the transaction, including approximately $8 million to the seller’s lenders. Assets acquired consisted primarily of property, plant and equipment of $12 million and goodwill of $25 million (which will be deductible for income tax purposes). Other assets acquired amounted to $5 million, net of other liabilities acquired. This acquisition has been included in the North America operating segment.

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

During 2008, the Company paid a total of $31 million in connection with the acquisition, including approximately $22 million to lenders and other third parties to settle debt and other obligations of the acquired entity. Assets acquired consisted primarily of property, plant and equipment of $23 million and goodwill of $19 million (which will be deductible for income tax purposes). Other liabilities acquired amounted to $6 million, net of other assets acquired. Additional purchase price payable in June 2011 amounted to $5 million and was recorded on the Company’s Consolidated Balance Sheet in other liabilities as of January 3, 2009. This acquisition has been included in the Asia Pacific operating segment.

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

United Bakers.  In January 2008, subsidiaries of the Company acquired substantially all of the equity interests in OJSC Kreker (doing business as United Bakers) and consolidated subsidiaries. United Bakers was a leading producer of cereal, cookie, and cracker products in Russia, with approximately 4,000 employees, six manufacturing facilities, and a broad distribution network.

The Company paid $110 million cash (net of $5 million cash acquired), including approximately $67 million to settle debt and other assumed obligations of the acquired entities. Of the total cash paid, $5 million was spent in 2007 for transaction fees and advances. This acquisition has been included in the Europe operating segment.

The purchase agreement between the Company and the seller provides for the payment of a currently undeterminable amount of contingent consideration at the end of three years, which will be calculated based on the growth of sales and earnings before income taxes, depreciation and amortization. Such payment will be recognized as additional purchase price when the contingency is resolved.

The purchase price allocation for United Bakers was as follows:

(millions)	Asset (liability)
Cash	$5
Property, net	60
Goodwill (a)	77
Working capital, net (b)	(11)
Long-term debt	(3)
Deferred income taxes	(8)
Other	(5)
Total	$115

(a)	Goodwill is not expected to be tax deductible.

(b)	Inventory, receivables and other current assets less current liabilities.

Bear Naked, Inc. and Wholesome & Hearty Foods Company.  In late 2007, the Company completed two separate business acquisitions for a total of approximately $123 million in cash, including related transaction costs. A subsidiary of the Company acquired 100% of the equity interests in Bear Naked, Inc., a leading seller of premium-branded natural granola products. Also, the Company acquired certain assets and liabilities of the Wholesome & Hearty Foods Company, a U.S. manufacturer of veggie foods marketed under the Gardenburger® brand. These acquisitions have been included in the North America operating segment.

Goodwill and other intangible assets

For the periods presented, the Company’s intangible assets consisted of the following:

Intangible assets subject to amortization
	Gross carrying amount		Accumulated amortization
(millions)	2009	2008	2009	2008
Trademarks	$19	$19	$15	$14
Other	41	41	30	28
Total	$60	$60	$45	$42

	2009	2008
Amortization expense (a)	$3	$1

(a)	The currently estimated aggregate amortization expense for each of the five succeeding fiscal years is approximately $2 million per year.

Intangible assets not subject to amortization
	Total carrying amount
(millions)	2009	2008
Trademarks	$1,443	$1,443

Changes in the carrying amount of goodwill
(millions)	North America	Europe	Latin America	Asia Pacific (a)	Consolidated
December 29, 2007	$3,513	$—	$—	$2	$3,515
Purchase accounting adjustments	1	—	—	—	1
Acquisitions	25	77	—	37	139
Currency translation adjustment	—	(16)	—	(2)	(18)
January 3, 2009	$3,539	$61	$—	$37	$3,637
Currency translation adjustment	—	1	—	5	6
January 2, 2010	$3,539	$62	$—	$42	$3,643

(a)	Includes Australia, Asia and South Africa.

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

Cost summary

During 2009, the Company recorded $65 million of costs associated with exit or disposal activities. $44 million represented severance and other cash costs, $3 million was for pension costs, $6 million for asset write offs, and $12 million for other costs including relocation of assets and employees. $40 million of the charges were recorded in cost of goods sold (COGS) in the following operating segments (in millions): North America—$14; Europe—$16; Latin America—$9; and Asia Pacific—$1. $25 million of the charges were recorded in selling, general and administrative (SGA) expense in the following operating segments (in millions): North America—$10; Europe—$13; Latin America—$1; and Asia Pacific—$1.

The Company recorded $27 million of costs in 2008 associated with exit or disposal activities comprised of $7 million of asset write offs, $17 million of severance and other cash costs and $3 million related to pension costs. $23 million of the 2008 charges were recorded in COGS within the Europe operating segment, with the balance recorded in SGA expense in the Latin America operating segment.

For 2007, the Company recorded charges of $100 million, comprised of $7 million of asset write- offs, $72 million for severance and other exit costs including route franchise settlements, $15 million for other cash expenditures, and $6 million for a multiemployer pension plan withdrawal liability. $23 million of the total 2007 charges were recorded in COGS within the Europe operating segment results, with $77 million recorded in SGA expense within the North America operating results.

At January 2, 2010, exit cost reserves were $25 million, related to severance payments which will be made in 2010. Exit cost reserves at January 3, 2009 were $2 million related to severance payments.

Specific initiatives

2009 activities

During 2009, the Company incurred costs related to plans which will result in COGS and SGA expense savings. The COGS programs are Kellogg’s lean, efficient, and agile network (K LEAN), a European manufacturing optimization in Bremen, Germany and a supply chain network rationalization in Latin America. The SGA programs focus on the efficiency and effectiveness of various support functions.

K LEAN seeks to optimize the Company’s global manufacturing network, reduce waste, develop best practices on a global basis and reduce capital expenditures. The Company incurred $24 million of costs for 2009 and expects to incur an additional $14 million in 2010. The charges are primarily for cash payments for severance and other cash costs for asset removal and relocation at various global manufacturing facilities. The above costs impacted operating segments for the year-to-date period, as follows (in millions): North America—$14; Europe—$9; and Asia Pacific—$1.

During 2009, the Company incurred $25 million of costs for SGA programs which will result in an improvement in the efficiency and effectiveness of various support functions. The programs realign these functions to provide greater consistency across processes, procedures and capabilities in order to support the global organization. The Company expects to incur an additional $16 million in 2010 for these programs. The charges represent cash payments for severance and other cash costs associated with the elimination of salaried positions. The above costs impacted operating segments for the year-to-date period, as follows (in millions): North America—$10; Europe—$13; Latin America—$1; and Asia Pacific—$1.

The total costs for these projects, all incurred during the year ended January 2, 2010 were as follows:

(millions)	Year-to-date period ended January 2, 2010
	Employee severance	Other cash costs (a)	Retirement benefits (b)	Total
COGS programs	$15	$6	$3	$24
SGA programs	17	8	—	25
Total	$32	$14	$3	$49

(a)	Includes cash costs for equipment removal and relocation.

(b)	Pension plan curtailment losses and special termination benefits.

A reconciliation of the severance reserves is as follows:

(millions)	Balance January 3, 2009	Accruals	Payments	Balance January 2, 2010
COGS programs	$—	$15	$(9)	$6
SGA programs	—	17	(5)	12
Total	$—	$32	$(14)	$18

The Company incurred $7 million of costs during the year, representing cash payments for severance, related to a manufacturing optimization program in Bremen, Germany. The program will result in future cash savings through the elimination of employee positions and were recorded within COGS in the Europe operating segment. The program was substantially complete as of the end of the third quarter, 2009. Severance reserves were $7 million as of January 2, 2010 which will be paid out during 2010.

The Company incurred $9 million of costs related to a supply chain rationalization in Latin America which resulted in the closing of a plant in Guatemala. The charges represent $3 million of cash payments for severance and other cash costs associated with the elimination of employee positions and $6 million for asset removal and relocation costs as well as non-cash asset write offs. Efficiencies gained in other plants in the Latin America network allow the Company to service the Guatemala market from those plants. The costs were recorded in COGS in the Latin America operating segment and there were no severance reserves as of January 2, 2010.

Prior year activities

During 2008, the Company executed a cost-reduction initiative in Latin America that resulted in the elimination of salaried positions. The cost of the program was $4 million and was recorded in Latin America’s SGA expense. The charge related primarily to severance benefits which were paid in 2008. There were no reserves as of January 3, 2009 related to this program.

The Company commenced a multi-year European manufacturing optimization plan in 2006 to improve utilization of its facility in Manchester, England and to better align production in Europe. The project resulted in an elimination of hourly and salaried positions from the Manchester facility through voluntary early retirement and severance programs. The Company incurred $8 million of expense in 2008, $19 million in 2007 and $28 million in 2006. The pension trust funding requirements of these early retirements exceeded the recognized benefit expense by $5 million which was funded in 2006. During this program certain manufacturing equipment was removed from service. All of the costs for the European manufacturing optimization plan have been recorded in COGS within the Company’s Europe operating segment. All other cash costs were paid in the period incurred. The project was completed in 2008.

In October 2007, management committed to reorganize certain production processes at the Company’s plants in Valls, Spain and Bremen, Germany. Commencement of this plan followed consultation with union representatives at the Bremen facility regarding the elimination of employee positions. The Company incurred $15 million of costs in 2008 and $4 million of costs in 2007. This reorganization plan improved manufacturing and distribution efficiency across the Company’s continental European operations, and was completed as of the end of the Company’s 2008 fiscal year. All of the costs for European production process realignment have been recorded in COGS within the Company’s Europe operating segment.

The following table presents total project costs for the manufacturing optimization and reorganization of production activities. There was a $2 million severance reserve as of the end of January 3, 2009 related to the manufacturing optimization plan. There were no reserves for either program at January 2, 2010.

(millions)	Total project costs
	Employee severance	Other cash costs (a)	Asset write-offs	Retirement benefits (b)	Total
Manufacturing optimization	$24	$13	$6	$12	$55
Reorganization of production	6	2	11	—	19
Total	$30	$15	$17	$12	$74

(a)	Includes cash costs for equipment removal and relocation.

(b)	Pension plan curtailment losses and special termination benefits.

In July 2007, management commenced a plan to reorganize the Company’s direct store-door delivery (DSD) operations in the southeastern United States. This DSD reorganization plan was intended to integrate the Company’s southeastern sales and distribution regions with the rest of its U.S. DSD operations, resulting in greater efficiency across the nationwide network. The Company exited 517 distribution route franchise agreements with independent contractors. The plan also resulted in the involuntary termination or relocation of employee positions. Total project costs incurred were $77 million, principally consisting of cash expenditures for route franchise settlements and to a lesser extent, for employee separation, relocation, and reorganization. This initiative is complete.

NOTE 4

EQUITY

Earnings per share

Basic net earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company. The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (in millions): 2009–12.2; 2008–2.6; 2007–0.8. Basic net earnings per share is reconciled to diluted net earnings per share in the following table:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Net earnings per share
2009
Basic	$1,212	382	$3.17
Dilutive potential common shares	—	2	(.01)
Diluted	$1,212	384	$3.16
2008
Basic	$1,148	382	$3.01
Dilutive potential common shares	—	3	(.02)
Diluted	$1,148	385	$2.99
2007
Basic	$1,103	396	$2.79
Dilutive potential common shares	—	4	(.03)
Diluted	$1,103	400	$2.76

Stock transactions

The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 7. The number of shares issued during the periods presented was (in millions): 2009–3; 2008–5; 2007–4. The Company issued shares totaling less than one million in each of the years presented under Kellogg DirectTM, a direct stock purchase and dividend reinvestment plan for U.S. shareholders.

The Board of Directors authorized stock repurchases of up to $650 million for 2009. During 2009, the Company spent $187 million to purchase approximately 4 million shares of common stock. The unused portion of the 2009 authorization, amounting to $463 million, was rolled over and is available to be executed in 2010. The Board of Directors has authorized an additional stock repurchase program of up to $650 million for 2010. During 2008 and 2007, the Company repurchased $650 million of common stock each year under programs authorized by its Board of Directors. The number of shares repurchased amounted to approximately 13 million and 12 million shares, respectively, in 2008 and 2007.

Comprehensive income

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for the periods presented consists of foreign currency translation adjustments, unrealized gains and losses on cash flow hedges and adjustments for net experience losses and prior service cost associated with defined benefit pension and other postretirement plans.

During 2008, the assets of the Company’s postretirement and postemployment benefit plans suffered losses of over $1 billion due to the substantial allocation of assets in the equity market. These losses are recognized in other comprehensive income and for pension plans is recognized in the calculated value of plan assets over a five-year period and once recognized, are amortized using a declining-balance method over the average remaining service period of active plan participants.

(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount
2009
Net income			$1,208
Other comprehensive income:
Foreign currency translation adjustments	$65	$—	65
Cash flow hedges:
Unrealized loss on cash flow hedges	(6)	3	(3)
Reclassification to net earnings	(3)	—	(3)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	161	(72)	89
Prior service cost	(33)	11	(22)
Reclassification to net earnings:
Net experience loss	63	(21)	42
Prior service cost	11	(4)	7
	$258	$(83)	175
Total comprehensive income			$1,383
2008
Net income			$1,146
Other comprehensive income:
Foreign currency translation adjustments	$(431)	$—	(431)
Cash flow hedges:
Unrealized loss on cash flow hedges	(33)	12	(21)
Reclassification to net earnings	5	(2)	3
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(1,402)	497	(905)
Prior service cost	3	(1)	2
Reclassification to net earnings:
Net experience loss	49	(17)	32
Prior service cost	9	(3)	6
	$(1,800)	$486	(1,314)
Total comprehensive income			$(168)
2007
Net income			$1,102
Other comprehensive income:
Foreign currency translation adjustments	$4	$—	4
Cash flow hedges:
Unrealized loss on cash flow hedges	34	(11)	23
Reclassification to net earnings	5	(1)	4
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	187	(68)	119
Prior service cost	7	(4)	3
Reclassification to net earnings:
Net experience loss	89	(30)	59
Prior service cost	10	(3)	7
	$336	$(117)	219
Total comprehensive income			$1,321

Accumulated other comprehensive income (loss) at year end consisted of the following:

(millions)	2009	2008
Foreign currency translation adjustments	$(771)	$(836)
Cash flow hedges — unrealized net loss	(30)	(24)
Postretirement and postemployment benefits:
Net experience loss	(1,104)	(1,235)
Prior service cost	(61)	(46)
Total accumulated other comprehensive loss	$(1,966)	$(2,141)

NOTE 5

LEASES AND OTHER COMMITMENTS

The Company’s leases are generally for equipment and warehouse space. Rent expense on all operating leases was (in millions): 2009-$150; 2008-$145; 2007-$135. During 2008 and 2007, the Company entered into approximately $3 million and $5 million, respectively, in capital lease agreements to finance the purchase of equipment. The Company did not enter into any capital lease agreements during 2009.

At January 2, 2010, future minimum annual lease commitments under noncancelable operating and capital leases were as follows:

(millions)	Operating leases	Capital leases
2010	$141	$2
2011	122	1
2012	91	1
2013	66	1
2014	51	—
2015 and beyond	133	1
Total minimum payments	$604	$6
Amount representing interest		(1)
Obligations under capital leases		5
Obligations due within one year		(2)
Long-term obligations under capital leases		$3

The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At January 2, 2010, the Company had not recorded any liability related to these indemnifications.

NOTE 6

DEBT

The following table presents the components of notes payable at year end 2009 and 2008:

(dollars in millions)	2009		2008
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$—	—	$1,272	4.1%
Canadian commercial paper	—	—	38	2.8%
Other	44		77
	$44		$1,387

Long-term debt at year end consisted primarily of issuances of fixed rate U.S. Dollar Notes, as follows:

(millions)	2009	2008
(a) 7.45% U.S. Dollar Debentures due 2031	$1,089	$1,089
(a) 6.6% U.S. Dollar Notes due 2011	951	1,426
(b) 5.125% U.S. Dollar Notes due 2012	749	749
(c) 4.25% U.S. Dollar Notes due 2013	787	792
(d) 4.45% U.S. Dollar Notes due 2016	748	—
(e) 4.15% U.S. Dollar Notes due 2019	498	—
Other	14	13
	4,836	4,069
Less current maturities	(1)	(1)
Balance at year end	$4,835	$4,068

(a)	In March 2001, the Company issued $4.6 billion of long-term debt instruments, primarily to finance the acquisition of Keebler Foods Company. The preceding table reflects the remaining principal amounts outstanding as of year-end 2009 and 2008. The effective interest rates on these Notes, reflecting issuance discount and swap settlement, were as follows: due 2011-7.08%; due 2031-7.62%. Initially, these instruments were privately placed, or sold outside the United States, in reliance on exemptions from registration under the Securities Act of 1933, as amended (the 1933 Act). The Company then exchanged new debt securities for these initial debt instruments, with the new debt securities being substantially identical in all respects to the initial debt instruments, except for being registered under the 1933 Act. These debt securities contain standard events of default and covenants. The Notes due 2011 and the Debentures due 2031 may be redeemed in whole or in part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date). The Company redeemed $72 million of the Notes due 2011 in December 2007, and another $482 million in December 2009. The Company incurred $35 million of interest expense and $3 million of accelerated losses on interest rate swaps previously recorded in accumulated other comprehensive income in connection with the 2009 tender offer. In May 2009, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted a portion of the Notes due 2011 from a fixed rate to a floating rate obligation for the remainder of the ten-year term. These derivative instruments, which were designated as fair value hedges of the debt obligation, resulted in an effective interest rate of 5.78% as of January 2, 2010 on the portion of the debt related to the interest rate swaps. The fair value adjustment for the interest rate swaps was $6 million, and was recorded as an increase in the hedged debt balance at January 2, 2010.

(b)	In December 2007, the Company issued $750 million of five-year 5.125% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to replace a portion of its U.S. commercial paper. These Notes were issued under an existing shelf registration statement. The effective interest rate on these Notes, reflecting issuance discount and swap settlement, is 5.12%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In May 2009, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted these Notes from a fixed rate to a floating rate obligation for the remainder of the five-year term. These derivative instruments, which were designated as fair value hedges of the debt obligation, resulted in an effective interest rate of 3.42% as of January 2, 2010. The fair value adjustment for the interest rate swaps was $1 million, and was recorded as a decrease in the hedged debt balance at January 2, 2010.

(c)	On March 6, 2008, the Company issued $750 million of five-year 4.25% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to retire a portion of its U.S. commercial paper. These Notes were issued under an existing shelf registration statement. The effective interest rate on these Notes, reflecting issuance discount and swap settlement, is 4.29%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In conjunction with this debt issuance, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation for the duration of the five-year term. These derivative instruments, which were designated as fair value hedges of the debt obligation, resulted in an effective interest rate of 1.17% as of January 2, 2010. The fair value adjustment for the interest rate swaps was $38 million, and was recorded as an increase in the hedged debt balance at January 2, 2010.

(d)	On May 18, 2009, the Company issued $750 million of seven-year 4.45% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount and swap settlement, is 4.46%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(e)	On November 15, 2009, the Company issued $500 million of ten-year 4.15% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its 6.6% U.S. Dollar Notes due 2011. The effective interest rate on these Notes, reflecting issuance discount and swap settlement, is 4.23%. The newly issued Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

In February 2007, the Company and two of its subsidiaries (the Issuers) established a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. As of January 2, 2010 and January 3, 2009, no notes were outstanding under this program.

At January 2, 2010, the Company had $2.3 billion of short-term lines of credit, virtually all of which were unused and available for borrowing on an unsecured basis. These lines were comprised principally of an unsecured Five-Year Credit Agreement, which the Company entered into during November 2006 and expires in 2011. The agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, to obtain letters of credit in an aggregate amount up to $75 million, and to provide a procedure for lenders to bid on short-term debt of the Company. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens, sale and leaseback transactions, and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest.

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

Scheduled principal repayments on long-term debt are (in millions): 2010–$1; 2011–$946; 2012–$751; 2013–$752; 2014–$8; 2015 and beyond–$2,351.

Interest paid was (in millions): 2009–$302; 2008–$305; 2007–$305. Interest expense capitalized as part of the construction cost of fixed assets was (in millions): 2009–$3; 2008–$6; 2007–$5.

NOTE 7

STOCK COMPENSATION

The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, and to a lesser extent, executive performance shares and restricted stock grants. The Company also sponsors a discounted stock purchase plan in the United States and matching-grant programs in several international locations. Additionally, the Company awards restricted stock to its outside directors. These awards are administered through several plans, as described within this Note.

The 2009 Long-Term Incentive Plan (2009 Plan), approved by shareholders in 2009, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2009 Plan, which replaced the 2003 Long-Term Incentive Plan (2003 Plan), authorizes the issuance of a total of (a) 27 million shares; plus (b) the total number of shares as to which awards granted under the 2009 Plan or the 2003 or 2001 Incentive Plans expire or are forfeited, terminated or settled in cash, with no more than 5 million shares to be issued in satisfaction of performance units, performance-based restricted shares and other awards (excluding stock options and stock appreciation rights), with additional annual limitations on awards or payments to individual participants. Options granted under the 2009 Plan generally vest over three years while options granted under the 2003 Plan vest over two years. At January 2, 2010, there were 27 million remaining authorized, but unissued, shares under the 2009 Plan. Although 2.8 million shares remained available for grant under the 2003 Plan, no new awards will be granted, and the 2003 Plan will remain in existence solely for the purpose of addressing the rights of holders of existing awards already granted under the plan.

The Non-Employee Director Stock Plan (2009 Director Plan) was approved by shareholders in 2009 and allows each eligible non-employee director to receive shares of the Company’s common stock annually. The number of shares granted pursuant to each annual award will be determined by the Nominating and Governance Committee of the Board of Directors. The 2009 Director Plan, which replaced the 2000 Non-Employee Director Stock Plan (2000 Director Plan), reserves 500,000 shares for issuance, plus the total number of shares as to which awards granted under the 2009 Director Plan or the 2000 Director Plans expire or are forfeited, terminated or settled in cash. The 2000 Director Plan allowed each eligible non-employee director to receive 2,100 shares of the Company’s common stock annually and annual grants of options to purchase 5,000 shares of the Company’s common stock. Under both the 2009 and 2000 Director Plans, shares (other than stock options) are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the Grantor Trust). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the

Board. Under the 2009 Director Plan, 32,510 shares were awarded in 2009. Under the 2000 Director Plan, awards were as follows: 2008–54,465 options and 19,964 shares; 2007–51,791 options and 21,702 shares. No awards were granted under the 2000 Director Plan during 2009. Although 0.3 million shares remained available for grant under the 2000 Director Plan, no new awards will be granted, and the plan will remain in existence solely for the purpose of addressing the rights of holders of existing awards already granted under the plan. Stock options granted to directors under the 2000 Director Plan are included in the option activity tables within this Note.

The 2002 Employee Stock Purchase Plan was approved by shareholders in 2002 and permits eligible employees to purchase Company stock at a discounted price. This plan allows for a maximum of 2.5 million shares of Company stock to be issued at a purchase price equal to 95% of the fair market value of the stock on the last day of the quarterly purchase period. Total purchases through this plan for any employee are limited to a fair market value of $25,000 during any calendar year. The Plan was amended in 2007. Prior to amendment, Company stock was issued at a purchase price equal to 85% of the fair market value of the stock on the first or last day of the quarterly purchase period. At January 2, 2010, there were approximately 0.9 million remaining authorized, but unissued, shares under this plan. Shares were purchased by employees under this plan as follows (approximate number of shares): 2009–159,000; 2008–157,000; 2007–232,000. Options granted to employees to purchase discounted stock under this plan are included in the option activity tables within this Note.

Additionally, during 2002, an international subsidiary of the Company established a stock purchase plan for its employees. Subject to limitations, employee contributions to this plan are matched 1:1 by the Company. Under this plan, shares were granted by the Company to match an approximately equal number of shares purchased by employees as follows (approximate number of shares): 2009–74,000; 2008–78,000; 2007–75,000.

Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2009	2008	2007
Pre-tax compensation expense	$48	$74	$81
Related income tax benefit	$17	$26	$29

Pre-tax compensation expense for 2008 included $4 million of expense related to the modification of certain stock options to eliminate the accelerated ownership feature (AOF) and $13 million representing cash compensation to holders of modified stock options to replace the value of the AOF, which is discussed in the section, “Stock options.”

As of January 2, 2010, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $27 million and the weighted-average period over which this amount is expected to be recognized was approximately 2 years.

Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax benefits realized upon exercise or vesting of stock-based awards generally represent the tax benefit of the difference between the exercise price and the strike price of the option.

Cash used by the Company to settle equity instruments granted under stock-based awards was insignificant.

(millions)	2009	2008	2007
Total cash received from option exercises and similar instruments	$131	$175	$163
Tax benefits realized upon exercise or vesting of stock-based awards:
Windfall benefits classified as financing cash flow	$4	$12	$15
Other amounts classified as operating cash flow	12	17	11
Total	$16	$29	$26

Shares used to satisfy stock-based awards are normally issued out of treasury stock, although management is authorized to issue new shares to the extent permitted by respective plan provisions. Refer to Note 4 for information on shares issued during the periods presented to employees and directors under various long-term incentive plans and share repurchases under the Company’s stock repurchase authorizations. The Company does not currently have a policy of repurchasing a specified number of shares issued under employee benefit programs during any particular time period.

Stock options

During 2009, non-qualified stock options were granted to eligible employees under the 2009 Plan with exercise prices equal to the fair market value of the Company’s stock on the grant date, a contractual term of ten years, and a three-year graded vesting period.

During 2007 and 2008, non-qualified stock options were granted to eligible employees under the 2003 Plan with exercise prices equal to the fair market value of the Company’s stock on the grant date, a contractual term of ten years, and a two-year graded vesting period. Grants to outside directors under the Director Plan included similar terms, but vested immediately.

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

The Company accounted for the elimination of the AOF as a stock option modification, which required the Company to record a charge equal to the difference between the value of the modified stock options on the date of modification and their values immediately prior to modification. Since the modified stock options were 100% vested and had relatively short remaining contractual terms of one to five years, the Company used a Black-Scholes model to value the awards for the purpose of calculating the modification charge. The total fair value of the modified stock options increased by $4 million due to an increase in the expected term.

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

Stock option valuation model assumptions for grants within the year:	2009	2008	2007
Weighted-average expected volatility	24.00%	20.75%	17.46%
Weighted-average expected term (years)	5.00	4.08	3.20
Weighted-average risk-free interest rate	2.10%	2.66%	4.58%
Dividend yield	3.40%	2.40%	2.40%
Weighed-average fair value of options granted	$6.33	$7.90	$7.24

A summary of option activity for 2009 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of year	26	$45
Granted	4	40
Exercised	(3)	41
Forfeitures and expirations	(1)	48
Outstanding, end of year	26	$45	6.6	$214
Exercisable, end of year	22	$45	6.0	$162

Additionally, option activity for comparable prior-year periods is presented in the following table:

(millions, except per share data)	2008	2007
Outstanding, beginning of year	26	27
Granted	5	8
Exercised	(5)	(8)
Forfeitures and expirations	—	(1)
Outstanding, end of year	26	26
Exercisable, end of year	20	20
Weighted-average exercise price:
Outstanding, beginning of year	$44	$41
Granted	51	51
Exercised	42	41
Forfeitures and expirations	—	44
Outstanding, end of year	$45	$44
Exercisable, end of year	$44	$42

The total intrinsic value of options exercised during the periods presented was (in millions): 2009–$25; 2008–$55; 2007–$86.

Other stock-based awards

Other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2009 Plan during 2009 and the 2003 Plan during 2008 and 2007.

In 2009, 2008 and 2007, the Company made performance share awards to a limited number of senior executive-level employees, which entitles these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year targets are achieved. The cumulative three-year targets involved cost savings for the 2009 grant, operating profit for the 2008 grant and cash flow for the 2007 grant. Management estimates the fair value of performance share awards based on the market price of the underlying stock on the date of grant, reduced by the present value of estimated dividends foregone during the performance period. The 2009, 2008 and 2007 target grants (as revised for non-vested forfeitures and other adjustments) currently correspond to approximately 179,000, 165,000 and 180,000 shares, respectively, with a grant-date fair value of approximately $36, $47, and $46 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at year-end 2009, the maximum future value that could be awarded on the vesting date was (in millions): 2009 award–$19; 2008 award–$18; and 2007 award–$14. The 2006 performance share award, payable in stock, was settled at 200% of target in February 2009 for a total dollar equivalent of $19 million.

The Company also periodically grants restricted stock and restricted stock units to eligible employees under the 2009 Plan during 2009 and under the 2003 Plan during previous years presented. Restrictions with respect to sale or transferability generally lapse after three years and the grantee is normally entitled to receive shareholder dividends during the vesting period. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock activity for the year ended January 2, 2010, is presented in the following table:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted- average grant-date fair value
Non-vested, beginning of year	377	$48
Granted	68	47
Vested	(185)	48
Forfeited	(4)	51
Non-vested, end of year	256	$48

Grants of restricted stock and restricted stock units for comparable prior-year periods were: 2008–162,000; 2007–55,000.

The total fair value of restricted stock and restricted stock units vesting in the periods presented was (in millions): 2009–$3; 2008–$7; 2007–$6.

NOTE 8

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

Obligations and funded status

The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2009	2008
Change in projected benefit obligation
Beginning of year	$3,121	$3,314
Service cost	79	85
Interest cost	196	197
Plan participants' contributions	4	3
Amendments	30	11
Actuarial gain (loss)	264	(18)
Benefits paid	(183)	(211)
Curtailment and special termination benefits	3	11
Foreign currency adjustments	102	(271)
End of year	$3,616	$3,121
Change in plan assets
Fair value beginning of year	$2,574	$3,613
Actual return on plan assets	719	(930)
Employer contributions	87	354
Plan participants' contributions	4	3
Benefits paid	(158)	(177)
Special termination benefits	—	3
Foreign currency adjustments	108	(292)
Fair value end of year	$3,334	$2,574
Funded status	$(282)	$(547)
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$160	$96
Other current liabilities	(12)	(12)
Other liabilities	(430)	(631)
Net amount recognized	$(282)	$(547)
Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$1,287	$1,432
Prior service cost	102	82
Net amount recognized	$1,389	$1,514

The accumulated benefit obligation for all defined benefit pension plans was $3.32 billion and $2.85 billion at January 2, 2010 and January 3, 2009, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2009	2008
Projected benefit obligation	$2,759	$2,385
Accumulated benefit obligation	$2,601	$2,236
Fair value of plan assets	$2,317	$1,759

Expense

The components of pension expense are presented in the following table. Pension expense for defined contribution plans relates principally to multiemployer plans in which the Company participates on behalf of certain unionized workforces in the United States. The 2009 defined contribution plan expense includes $12 million related to multi-employer plan obligations. The final calculation of this liability is pending full-year 2010 contribution base units and is therefore subject to adjustment. The associated cash obligation is payable over a maximum 20-year period; management has not determined the actual period over which the payments will be made.

(millions)	2009	2008	2007
Service cost	$79	$85	$96
Interest cost	196	197	188
Expected return on plan assets	(315)	(300)	(282)
Amortization of unrecognized prior service cost	13	12	13
Recognized net loss	46	36	64
Curtailment and special termination benefits—net loss	6	12	4
Pension expense:
Defined benefit plans	25	42	83
Defined contribution plans	38	22	25
Total	$63	$64	$108

Any arising obligation-related experience gain or loss is amortized using a straight-line method over the average remaining service period of active plan participants. Any asset-related experience gain or loss is recognized as described in the Assumptions section. The estimated net experience loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension expense over the next fiscal year are approximately $78 million and $14 million, respectively.

Certain of the Company’s subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2009–$37; 2008–$37; 2007–$36. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.

Beginning in 2010, new U.S. salaried and non-union hourly employees will not be eligible to participate in the defined benefit pension plan. These employees will be eligible to participate in an enhanced defined contribution plan. The change does not impact employees with a hire date before December 31, 2009.

Assumptions

The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2009	2008	2007
Discount rate	5.7%	6.2%	6.2%
Long-term rate of compensation increase	4.1%	4.2%	4.4%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2009	2008	2007
Discount rate	6.2%	6.2%	5.7%
Long-term rate of compensation increase	4.2%	4.4%	4.4%
Long-term rate of return on plan assets	8.9%	8.9%	8.9%

To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 68% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Although management reviews the Company’s expected long-term rates of return annually, the benefit trust investment performance for one particular year does not, by itself, significantly influence this evaluation. The expected rates of return are generally not revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by the Company’s modeling process. The expected rate of return for 2009 of 8.9% equated to approximately the 58th percentile expectation. Any future variance between the expected and actual rates of return on plan assets is recognized in the calculated value of plan assets over a five-year period and once recognized, experience gains and losses are amortized using a declining-balance method over the average remaining service period of active plan participants.

To conduct the annual review of discount rates, the Company selected the discount rate using the spot yield curve underlying the Citigroup Index (published monthly by Citigroup). Using this methodology, the Company determined the single discount rate for the pension, postretirement and postemployment plans equivalent to discounting against the entire Citigroup spot yield curve. The measurement dates for our defined benefit plans are consistent with the Company’s fiscal year end. Accordingly, the Company selects discount rates to measure benefit obligations that are consistent with market indices during December of each year.

Plan assets

For the year ended January 2, 2010, the Company adopted a new accounting standard requiring additional disclosure for Plan assets of defined benefit pension and other post-retirement plans. As required by the standard, the Company categorized Plan assets within a three level fair value hierarchy described as follows:

Investments stated at fair value as determined by quoted market prices (Level 1) include:

Cash and cash equivalents:  Value based on cost, which approximate fair value.

Corporate stock, common:  Value based on the last sales price on the primary exchange.

Mutual funds:  Valued at the net asset value of shares held by the Plan at year end.

Investments stated at estimated fair value using significant observable inputs (Level 2) include:

Cash and cash equivalents:  Institutional short-term investment vehicles valued daily.

Collective trusts:  Value based on the net asset value of units held at year end.

Bonds:  Value based on matrices or models from pricing vendors.

Investments stated at estimated fair value using significant unobservable inputs (Level 3) include:

Real Estate:  Value based on the net asset value of units held at year end. The fair value of real estate holdings is based on market data including earnings capitalization, discounted cash flow analysis, comparable sales transactions or a combination of these methods.

Bonds:  Value based on matrices or models from brokerage firms. A limited number of the investments are in default.

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$55	$116	$—	$171
Corporate stock, common	713	—	—	713
Mutual funds:
Equity investments	493	—	—	493
Collective trusts:
Equity investments	—	1,147	—	1,147
Debt investments	—	285	—	285
Bonds, corporate	—	278	3	281
Bonds, government	—	78	—	78
Government mortgage backed securities	—	74	—	74
Bonds, other	—	57	4	61
Real estate	—	—	33	33
Other	—	—	(2)	(2)
Total	$1,261	$2,035	$38	$3,334

The Company’s investment strategy for its major defined benefit plans is to maintain a diversified portfolio of asset classes with the primary goal of meeting long-term cash requirements as they become due. Assets are invested in a prudent manner to maintain the security of funds while maximizing returns within the Plan’s investment policy. The investment policy specifies the type of investment vehicles appropriate for the Plan, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance. It also provides guidelines enabling Plan fiduciaries to fulfill their responsibilities.

The current weighted-average target asset allocation reflected by this strategy is: equity securities–76%; debt securities–23%; other–1%. Investment in Company common stock represented 1.6% and 1.8% of consolidated plan assets at January 2, 2010 and January 3, 2009, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute approximately $35 million to its defined benefit pension plans during 2010.

Level 3 gains and losses

Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

(millions)	Fair Value January 3, 2009	Net Purchases, Sales and Other	Gain (Loss)	Transfer Out	Fair Value January 2, 2010
Bonds, corporate	$11	(4)	1	(5)	$3
Bonds, other	11	(6)	1	(2)	4
Real estate	28	—	5	—	33
Other	3	(4)	(1)	—	(2)
Total	$53	(14)	6	(7)	$38

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2010–$190; 2011–$216; 2012–$210; 2013–$208; 2014–$215; 2015 to 2019–$1,229.

NOTE 9

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

Obligations and funded status

The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2009	2008
Change in accumulated benefit obligation
Beginning of year	$1,108	$1,075
Service cost	18	17
Interest cost	65	67
Actuarial loss	25	18
Benefits paid	(61)	(60)
Foreign currency adjustments	7	(9)
End of year	$1,162	$1,108
Change in plan assets
Fair value beginning of year	$553	$754
Actual return on plan assets	170	(236)
Employer contributions	13	97
Benefits paid	(64)	(62)
Fair value end of year	$672	$553
Funded status	$490	$555
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(2)	$(2)
Other liabilities	(488)	(553)
Net amount recognized	$(490)	$(555)
Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$340	$429
Prior service credit	(11)	(14)
Net amount recognized	$329	$415

Expense

Components of postretirement benefit expense were:

(millions)	2009	2008	2007
Service cost	$18	$17	$19
Interest cost	65	67	69
Expected return on plan assets	(68)	(63)	(59)
Amortization of unrecognized prior service credit	(2)	(3)	(3)
Recognized net loss	13	9	23
Postretirement benefit expense:
Defined benefit plans	26	27	49
Defined contribution plans	1	2	2
Total	$27	$29	$51

Any arising health care claims cost-related experience gain or loss is recognized in the calculated amount of claims experience over a four-year period and once recognized, is amortized using a straight-line method over 15 years. Any asset-related experience gain or loss is recognized as described for pension plans in Note 8. The estimated net experience loss for defined benefit plans that will be amortized from accumulated other comprehensive income into nonpension postretirement benefit expense over the next fiscal year is expected to be approximately $17 million, partially offset by amortization of prior service credit of $3 million.

Assumptions

The weighted-average actuarial assumptions used to determine benefit obligations were:

	2009	2008	2007
Discount rate	5.7%	6.1%	6.4%

The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2009	2008	2007
Discount rate	6.1%	6.4%	5.9%
Long-term rate of return on plan assets	8.9%	8.9%	8.9%

The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 8.

The assumed health care cost trend rate is 7.1% for 2010, decreasing gradually to 4.5% by the year 2015 and remaining at that level thereafter. These trend rates reflect the Company’s recent historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

(millions)	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$9	$(8)
Effect on postretirement benefit obligation	$119	$(100)

Plan assets

The fair value of Plan assets summarized by level within the fair value hierarchy described in Note 8, are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$—	$31	$—	$31
Corporate stock, common	132	4	—	136
Mutual funds:
Equity investments	122	—	—	122
Debt investments	45	—	—	45
Collective trusts:
Equity investments	—	202	—	202
Debt investments	—	28	—	28
Bonds, corporate	—	73	—	73
Bonds, government	—	14	—	14
Government mortgage backed securities	—	13	—	13
Bonds, other	—	7	1	8
Total	$299	$372	$1	$672

The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 8. The current target asset allocation is 75% equity securities and 25% debt securities. The Company currently expects to contribute approximately $15 million to its VEBA trusts during 2010.

Level 3 gains and losses

The change in the fair value of the Plan’s Level 3 assets is summarized as follows:

(millions)	Fair Value January 3, 2009	Net Purchases, Sales and Other	Gain	Transfer Out	Fair Value January 2, 2010
Bonds, other	$6	(2)	1	(4)	$1

Postemployment

Under certain conditions, the Company provides benefits to former or inactive employees in the United States and several foreign locations, including salary continuance, severance, and long-term disability. The Company recognizes an obligation for any of these benefits that vest or accumulate with service. Postemployment benefits that do not vest or accumulate with service (such as severance based solely on annual pay rather than years of service) or costs arising from actions that offer benefits to employees in excess of those specified in the respective plans are charged to expense when incurred. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension benefits in Note 8. The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2009	2008
Change in accumulated benefit obligation
Beginning of year	$65	$63
Service cost	6	5
Interest cost	4	4
Actuarial loss	8	1
Benefits paid	(10)	(7)
Foreign currency adjustments	1	(1)
End of year	$74	$65
Funded status	$(74)	$(65)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(7)	$(6)
Other liabilities	(67)	(59)
Net amount recognized	$(74)	$(65)
Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$39	$34
Net amount recognized	$39	$34

Components of postemployment benefit expense were:

(millions)	2009	2008	2007
Service cost	$6	$5	$6
Interest cost	4	4	2
Recognized net loss	4	4	2
Postemployment benefit expense	$14	$13	$10

All gains and losses are recognized over the average remaining service period of active plan participants. The estimated net experience loss that will be amortized from accumulated other comprehensive income into postemployment benefit expense over the next fiscal year is approximately $4 million.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2010	$65	$8
2011	68	8
2012	70	8
2013	72	9
2014	74	9
2015-2019	401	53

NOTE 10

INCOME TAXES

Income before income taxes and the provision for U.S. federal, state, and foreign taxes on these earnings were:

(millions)	2009	2008	2007
Income before income taxes
United States	$1,207	$1,030	$998
Foreign	477	601	548
	$1,684	$1,631	$1,546
Income taxes
Currently payable
Federal	$331	$135	$395
State	39	3	30
Foreign	146	190	88
	516	328	513
Deferred
Federal	(8)	173	(74)
State	(3)	22	(3)
Foreign	(29)	(38)	8
	(40)	157	(69)
Total income taxes	$476	$485	$444

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2009	2008	2007
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign rates varying from 35%	–4.2	–5.0	–4.0
State income taxes, net of federal benefit	1.4	1.0	1.1
Cost of remitted and unremitted foreign earnings	–.8	1.6	2.3
Tax audit settlements	–.9	–1.5	—
Net change in valuation allowances	.4	—	–.5
Statutory rate changes, deferred tax impact	.1	–.1	–.6
International restructuring	—	—	–2.6
U.S. deduction for qualified production activities	–1.6	—	—
Other	–1.2	–1.3	–2.0
Effective income tax rate	28.2%	29.7%	28.7%

As presented in the preceding table, the Company’s 2009 consolidated effective tax rate was 28.2%, as compared to 29.7% in 2008 and 28.7% in 2007. The 2009 effective tax rate reflects the favorable impact of various audit settlements as well as a U.S. deduction for qualified production activities as defined by the Internal Revenue Code. The deduction is based on U.S. manufacturing activities. The deduction for 2008 was limited due to contributions to the Company’s benefit plans. During 2009, the Company finalized its assessment of foreign earnings and capital to be repatriated under the prior year repatriation plan resulting in a favorable impact to the cost of remitted and unremitted foreign earnings.

At January 2, 2010, accumulated foreign subsidiary earnings of approximately $1.3 billion were considered indefinitely invested in those businesses. Accordingly, deferred income taxes have not been provided on these earnings and it is not practical to estimate the deferred tax impact of those earnings.

The 2008 effective tax rate reflects the favorable impact of various tax audit settlements. In conjunction with a planned international legal restructuring, management recorded a $33 million tax charge in the second quarter and an additional $9 million during the third and fourth quarters for a total charge of $42 million on $1 billion of unremitted foreign earnings and capital. During the year, the Company repatriated approximately $710 million of earnings and capital which carried a cash tax charge of $24 million. This amount was less than the charge recorded during the year due to the impact of favorable movements in foreign currency. This cost was further offset by foreign tax related items of $16 million, reducing the net cost of repatriation to $8 million. The Company has provided $18 million of deferred taxes related to the remaining $290 million of unremitted foreign earnings. These amounts are reflected in the cost of remitted and unremitted foreign earnings line item.

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

Generally, the changes in valuation allowances on deferred tax assets and corresponding impacts on the effective income tax rate result from management’s assessment of the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards prior to expiration. For 2009, the increase in valuation allowance primarily relates to a deduction in an International location for which the Company does not anticipate future realization. For 2007, the .5% rate reduction presented in the preceding table primarily reflects the reversal of a valuation allowance against U.S. foreign tax credits which were utilized in conjunction with the aforementioned 2007 foreign earnings repatriation. Total tax benefits of carryforwards at year-end 2009 and 2008 were approximately $37 million and $27 million, respectively, with related valuation allowances at year-end 2009 and 2008 of approximately $22 and $20 million. Of the total carryforwards at year-end 2009, approximately $1 million expire in 2010 with the remainder expiring after five years.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2009 and 2008. The significant decrease in the “employee benefits” caption of the Company’s deferred tax asset during 2009 is related to pension contributions made at the end of 2008 and net experience gains associated with employer pension and other postretirement benefit plans that are recorded in other comprehensive income, net of tax.

	Deferred tax assets		Deferred tax liabilities
(millions)	2009	2008	2009	2008
U.S. state income taxes	$8	$7	$60	$59
Advertising and promotion-related	26	23	4	10
Wages and payroll taxes	30	27	—	—
Inventory valuation	22	18	—	2
Employee benefits	393	479	42	26
Operating loss and credit carryforwards	37	27	—	—
Hedging transactions	15	22	—	5
Depreciation and asset disposals	18	17	313	299
Capitalized interest	7	7	11	12
Trademarks and other intangibles	—	—	467	461
Deferred compensation	50	51	—	—
Stock options	51	46	—	—
Unremitted foreign earnings	—	—	20	18
Other	67	44	12	9
	724	768	929	901
Less valuation allowance	(28)	(22)	—	—
Total deferred taxes	$696	$746	$929	$901
Net deferred tax asset (liability)	$(233)	$(155)
Classified in balance sheet as:
Other current assets	$128	$112
Other current liabilities	(7)	(15)
Other assets	71	48
Other liabilities	(425)	(300)
Net deferred tax asset (liability)	$(233)	$(155)

The change in valuation allowance against deferred tax assets was:

(millions)	2009	2008	2007
Balance at beginning of year	$22	$22	$28
Additions charged to income tax expense	14	6	4
Reductions credited to income tax expense	(7)	(3)	(12)
Currency translation adjustments	(1)	(3)	2
Balance at end of year	$28	$22	$22

Cash paid for income taxes was (in millions): 2009–$409; 2008–$397; 2007–$560. Income tax benefits realized from stock option exercises and deductibility of other equity-based awards are presented in Note 7.

Uncertain tax positions

The Company files income taxes in the U.S. federal jurisdiction, and in various state, local, and foreign jurisdictions. For the past several years, the Company’s annual provision for U.S. federal income taxes has represented approximately 70% of the Company’s consolidated income tax provision. With limited exceptions, the Company is no longer subject to U.S. federal examinations by the Internal Revenue Service (IRS) for years prior to 2009. In 2008, the IRS commenced a focused review of the Company’s 2006 and 2007 U.S. federal income tax returns which was completed in the fourth quarter of 2009 with no material impact to the consolidated effective income tax rate. The Company was chosen to participate in the IRS’ Compliance Assurance Program (CAP) beginning with the 2008 tax year. The 2008 tax year was finalized in 2009, subject to a routine review by the Joint Committee of Taxation for refunds related to foreign tax credits. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions, most notably: 1) a U.S.-Canadian transfer pricing issue pending international arbitration (Competent Authority) with a related advanced pricing agreement for years 1997-2008 for which an extension through 2011 has been requested; and 2) an on-going examination of 2002-2007 U.K. income tax filings.

As of January 2, 2010, the Company has classified $22 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the current liability balance expected to be settled within one year, offset by approximately $4 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended January 2, 2010, January 3, 2009 and December 29, 2007. For the 2009 year, approximately $108 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2009	2008	2007
Balance at beginning of year	$132	$169	$143
Tax positions related to current year:
Additions	17	24	31
Reductions	—	—	—
Tax positions related to prior years:
Additions	4	2	22
Reductions	(9)	(56)	(26)
Settlements	(8)	(3)	(1)
Lapses in statutes of limitation	(6)	(4)	—
Balance at end of year	$130	$132	$169

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes within other current liabilities,

and the amount expected to be settled after one year is recorded in other liabilities.

The Company classifies income tax-related interest and penalties as interest expense and SGA expense, respectively. For the year ended January 2, 2010, the company recognized a reduction of $1 million of tax-related interest and penalties and had $25 million accrued at year end. For the year ended January 3, 2009, the Company recognized a reduction of $2 million of tax-related interest and penalties and had approximately $29 million accrued at January 3, 2009. For the year ended December 29, 2007, the Company recognized $9 million of tax-related interest and penalties and had $31 million accrued at December 29, 2007.

NOTE 11

FAIR VALUE MEASUREMENTS

The Company has categorized its financial assets and liabilities into a three-level fair value hierarchy, based on the nature of the inputs used in determining fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (level 1) and the lowest priority to unobservable inputs (level 3). Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at January 2, 2010 and January 3, 2009.

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

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of January 2, 2010, or January 3, 2009.

The following table presents the Company’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of January 2, 2010 and January 3, 2009:

	Level 1		Level 2		Total
(millions)	2009	2008	2009	2008	2009	2008
Assets:
Derivatives (recorded in other current assets)	$4	$9	$7	$34	$11	$43
Derivatives (recorded in other assets)	—	—	44	43	44	43
Total assets	$4	$9	$51	$77	$55	$86
Liabilities:
Derivatives (recorded in other current liabilities)	$—	$—	$(37)	$(17)	$(37)	$(17)
Derivatives (recorded in other liabilities)	—	—	(15)	(4)	(15)	(4)
Total liabilities	$—	$—	$(52)	$(21)	$(52)	$(21)

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt is calculated based on broker quotes and was approximately $5.2 billion at January 2, 2010, as compared to the carrying value of $4.8 billion.

Credit risk concentration

The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative financial and commodity contracts. Management believes a concentration of credit risk with respect to derivative counterparties is limited due to the credit ratings of the counterparties and the use of master netting and reciprocal collateralization agreements.

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of $36 million as of January 2, 2010.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or our counterparties exceeds a certain amount. There were no collateral balance requirements at January 2, 2010.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts comprising approximately 30% of consolidated accounts receivable at January 2, 2010.

NOTE 12

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted a new accounting standard regarding disclosures about derivative instruments and hedging activities as of the beginning of its 2009 fiscal year.

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

The cumulative net loss attributable to cash flow hedges recorded in AOCl at January 2, 2010, was $30 million, related to forward interest rate contracts settled during 2001, 2003 and 2009 in conjunction with fixed rate long-term debt issuances, 10-year natural gas price swaps entered into in 2006, commodity price cash flow hedges and net losses on foreign currency cash flow hedges. The interest rate contract losses will be reclassified into interest expense over the next 22 years. The natural gas swap losses will be reclassified to COGS over the next 7 years. Losses related to foreign currency and commodity price cash flow hedges will be reclassified into earnings during the next 18 months.

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

The total notional amount of foreign currency derivative instruments was $1,588 million and $924 million at January 2, 2010 and January 3, 2009, respectively.

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

The total notional amount of interest rate derivative instruments was $1,900 million and $750 million at January 2, 2010 and January 3, 2009, respectively.

Price risk

The Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. The Company has historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. During 2006, the Company entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in its manufacturing processes. The notional amount of the swaps totaled $146 million as of January 2, 2010 and $167 million as of January 3, 2009.

Commodity contracts are accounted for as cash flow hedges. The assessment of effectiveness for exchange-traded instruments is based on changes in futures prices. The assessment of effectiveness for over-the-counter transactions is based on changes in designated indexes.

The total notional amount of commodity derivative instruments, including the natural gas swaps was $213 million and $267 million at January 2, 2010 and January 3, 2009, respectively.

Credit-risk-related contingent features

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on January 2, 2010 was $18 million. If the credit-risk-related contingent features were triggered as of January 2, 2010, the Company would be required to post collateral of $18 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of January 2, 2010 triggered by credit-risk-related contingent features.

Fair values of derivative instruments in the Consolidated Balance Sheet designated as hedging instruments as of January 2, 2010 were as follows:

	Asset derivatives		Liability derivatives
(millions)	Balance sheet location	Fair value	Balance sheet location	Fair value
Foreign currency exchange contracts	Other current assets	$7	Other current liabilities	$(31)
Interest rate contracts	Other assets	44	Other liabilities	(1)
Commodity contracts	Other current assets	4	Other current liabilities	(6)
Commodity contracts	Other assets	—	Other liabilities	(14)
Total		$55		$(52)

The effect of derivative instruments on the Consolidated Statement of Income for the year ended January 2, 2010 was as follows:

Derivatives in fair value hedging relationships (millions)				Location of gain (loss) recognized in income	Gain (loss) recognized in income
Foreign currency exchange contracts				Other income (expense), net	$(46)
Interest rate contracts				Interest expense	28
Total					$(18)
Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI	Location of gain (loss) reclassified From AOCI	Gain (loss) reclassified from AOCI into income	Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
Foreign currency exchange contracts	$(23)	Cost of goods sold	$19	Other income (expense), net	$(8)
Foreign currency exchange contracts	3	Selling, general and administrative expense	(3)	Other income (expense), net	—
Interest rate contracts	—	Interest expense	(8)	N/A	—
Commodity contracts	14	Cost of goods sold	(5)	Other income (expense), net	(2)
Total	$(6)		$3		$(10)
Derivatives not designated as hedging instruments (millions)				Location of gain (loss) recognized in income	Gain (loss) recognized in income
Foreign currency exchange contracts				Other income (expense), net	$1

(a)	Includes the ineffective portion and amount excluded from effectiveness testing

Refer to Note 11 for disclosures regarding the fair value of the Company’s derivatives.

NOTE 13

VOLUNTARY PRODUCT WITHDRAWAL

On January 16, 2009, the Company announced a recall of certain Austin and Keebler branded peanut butter sandwich crackers and certain Famous Amos and Keebler branded peanut butter cookies. The recall was expanded in February to include certain Bear Naked, Kashi and Special K products. The decision was made following an investigation by the United States Food and Drug Administration concerning a salmonella outbreak thought to be caused by tainted peanut-related products. The products subject to the recall contained peanut-based ingredients manufactured by the Peanut Corporation of America whose Blakely, Georgia plant was found to contain salmonella.

The charges associated with the withdrawal reduced full-year operating profit by $31 million or $.06 of earnings per share for 2009 and $34 million or $0.06 of earnings per share for 2008. Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded as COGS; and other recall costs were recorded as SGA expense. The following table presents a summary of the total charges for the years ended January 2, 2010 and January 3, 2009.

(millions)	2009	2008	Total
Reduction of net sales	$12	$12	$24
Cost of goods sold	18	21	39
SGA expense	1	1	2
Total	$31	$34	$65

The costs in the above table represent actual costs incurred, which exclude the impact of lost sales.

NOTE 14

CONTINGENCIES

The Company is subject to various legal proceedings, claims, and governmental inspections or investigations in the ordinary course of business covering matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, environmental intellectual property, employment and other actions. Management has determined that the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 15

OTHER INCOME (EXPENSE), NET

Other income (expense), net includes non-operating items such as interest income, charitable donations, and gains and losses related to foreign currency transactions and remeasurements and commodity derivatives. Other income (expense), net for the periods presented was (in millions): 2009–$(22); 2008–$(14); 2007–$(3).

During 2009, the Company recorded $10 million of foreign exchange losses associated with the remeasurement of nonfunctional bolivar denominated assets and $14 million of foreign exchange losses associated with the remeasurement of U.S. dollar denominated liabilities. Currency exchange restrictions in

Venezuela restrict the Company’s ability to obtain U.S. dollars at the official exchange rate. U.S. dollars may be obtained through a legal parallel exchange mechanism. The Company has used this mechanism to exchange bolivars for U.S. dollars in order to satisfy U.S. dollar denominated obligations of the Company’s Venezuelan subsidiary As a result, the Company determined as of the end of 2009, that the parallel rate was the appropriate rate to translate the balance sheet of its Venezuelan subsidiary into U.S. dollars. The Company recorded a negative impact of $40 million in other comprehensive income as a result of moving from the official rate to the parallel rate for translation purposes,

NOTE 16

QUARTERLY FINANCIAL DATA (unaudited)

	Net sales		Gross profit
(millions, except per share data)	2009	2008	2009	2008
First	$3,169	$3,258	$1,302	$1,364
Second	3,229	3,343	1,404	1,444
Third	3,277	3,288	1,440	1,403
Fourth	2,900	2,933	1,245	1,156
	$12,575	$12,822	$5,391	$5,367

	Net income attributable to Kellogg Company		Per share amounts
	2009	2008	2009		2008
			Basic	Diluted	Basic	Diluted
First	$321	$315	$.84	$.84	$.82	$.81
Second	354	312.93		.92	.82	.82
Third	361	342.94		.94	.90	.89
Fourth	176	179.46		.46	.47	.47
	$1,212	$1,148

The principal market for trading Kellogg shares is the New York Stock Exchange (NYSE). At year-end 2009, the closing price (on the NYSE) was $53.20 and there were 41,259 shareholders of record.

Dividends paid per share and the quarterly price ranges on the NYSE during the last two years were:

2009 — Quarter	Dividend per share	Stock price
		High	Low
First	$.3400	$45.94	$35.64
Second	.3400	47.72	37.84
Third	.3750	49.90	45.58
Fourth	.3750	54.10	48.15
	$1.4300
2008 — Quarter
First	$.3100	$53.00	$46.25
Second	.3100	54.15	47.87
Third	.3400	58.51	47.62
Fourth	.3400	57.66	40.32
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

The measurement of operating segment results is generally consistent with the presentation of the Consolidated Statement of Income and Consolidated Balance Sheet. Intercompany transactions between operating segments were insignificant in all periods presented.

(millions)	2009	2008	2007
Net sales
North America	$8,510	$8,457	$7,786
Europe	2,361	2,619	2,357
Latin America	963	1,030	984
Asia Pacific (a)	741	716	649
Consolidated	$12,575	$12,822	$11,776
Segment operating profit
North America	$1,569	$1,447	$1,345
Europe	348	390	397
Latin America	179	209	213
Asia Pacific (a)	86	92	88
Corporate	(181)	(185)	(175)
Consolidated	$2,001	$1,953	$1,868
Depreciation and amortization
North America	$256	249	$239
Europe	60	72	71
Latin America	28	24	24
Asia Pacific (a)	22	23	23
Corporate	18	7	15
Consolidated	$384	$375	$372
Interest expense
North America	$—	$1	$2
Europe	1	2	13
Latin America	—	—	1
Asia Pacific (a)	—	—	—
Corporate	294	305	303
Consolidated	$295	$308	$319
Income taxes
North America	$474	$418	$388
Europe	22	25	27
Latin America	32	38	40
Asia Pacific (a)	16	16	14
Corporate	(68)	(12)	(25)
Consolidated	$476	$485	$444
Total assets
North America	$8,465	$8,443	$8,255
Europe	1,630	1,545	2,017
Latin America	585	515	527
Asia Pacific (a)	535	408	397
Corporate	3,354	4,305	5,276
Elimination entries	(3,369)	(4,270)	(5,075)
Consolidated	$11,200	$10,946	$11,397
Additions to long-lived assets
North America	$236	$262	$331
Europe	50	172	76
Latin America	58	70	37
Asia Pacific (a)	30	66	21
Corporate	3	6	7
Consolidated	$377	$576	$472

(a)	Includes Australia, Asia and South Africa.

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2009, 20% in 2008, and 19% in 2007, comprised principally of sales within the United States.

Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2009	2008	2007
Net sales
United States	$7,946	$7,866	$7,224
United Kingdom	906	1,026	1,018
Other foreign countries	3,723	3,930	3,534
Consolidated	$12,575	$12,822	$11,776
Long-lived assets
United States	$1,916	$1,922	$1,870
United Kingdom	278	260	377
Other foreign countries	816	751	743
Consolidated	$3,010	$2,933	$2,990

Supplemental product information is provided below for net sales to external customers:

(millions)	2009	2008	2007
North America
Retail channel cereal	$3,080	$3,038	$2,784
Retail channel snacks	4,012	3,960	3,553
Frozen and specialty channels	1,418	1,459	1,449
International
Cereal	3,326	3,547	3,346
Convenience foods	739	818	644
Consolidated	$12,575	$12,822	$11,776

NOTE 18

SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2009	2008	2007
Research and development expense	$181	$181	$179
Advertising expense	$1,091	$1,076	$1,063

(Consolidated Balance Sheet (millions)	2009	2008
Trade receivables	$951	$876
Allowance for doubtful accounts	(9)	(10)
Other receivables	151	234
Accounts receivable, net	$1,093	$1,100
Raw materials and supplies	$214	$203
Finished goods and materials in process	696	694
Inventories	$910	$897
Deferred income taxes	$128	$112
Other prepaid assets	93	157
Other current assets	$221	$269
Land	$106	$94
Buildings	1,750	1,579
Machinery and equipment (a)	5,383	5,112
Construction in progress	291	319
Accumulated depreciation	(4,520)	(4,171)
Property, net	$3,010	$2,933
Other intangibles	$1,503	$1,503
Accumulated amortization	(45)	(42)
Other intangibles, net	$1,458	$1,461
Pension	$160	$96
Other	371	298
Other assets	$531	$394
Accrued income taxes	$33	$51
Accrued salaries and wages	322	280
Accrued advertising and promotion	409	357
Other	402	341
Other current liabilities	$1,166	$1,029
Nonpension postretirement benefits	$488	$553
Other	459	387
Other liabilities	$947	$940

(a)	Includes an insignificant amount of capitalized internal-use software.

Allowance for doubtful accounts (millions)	2009	2008	2007
Balance at beginning of year	$10	$5	$6
Additions charged to expense	3	6	1
Doubtful accounts charged to reserve	(4)	(1)	(2)
Balance at end of year	$9	$10	$5

NOTE 19

SUBSEQUENT EVENTS

The Company evaluated subsequent events through the time of filing of the Annual Report on Form 10-K.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of January 2, 2010. The effectiveness of our internal control over financial reporting as of January 2, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

A. D. David Mackay
President and Chief Executive Officer

Ronald L. Dissinger
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Kellogg Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kellogg Company and its subsidiaries at January 2, 2010 and January 3, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 26, 2010

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

As of January 2, 2010, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also attested to, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2009 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 23, 2010 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Refer to the information under the captions “2009 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” “Employment Agreements,” and “Potential Post-Employment Payments,” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Refer to the information under the captions “Security Ownership — Five Percent Holders” and “Security Ownership — Officer and Director Stock Ownership” of the Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

(millions, except per share data) Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of January 2, 2010 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of January 2, 2010 (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of January 2, 2010 (c)
Equity compensation plans approved by security holders	26.5	$45	28.4
Equity compensation plans not approved by security holders	0.0	N/A	0.1
Total	26.5	$45	28.5

Three plans are considered “Equity compensation plans not approved by security holders.” The Kellogg Share Incentive Plan, which was adopted in 2002 and is available to most U.K. employees of specified Kellogg Company subsidiaries; a similar plan, which is available to employees in the Republic of Ireland; and the Deferred Compensation Plan for Non-Employee Directors, which was adopted in 1986 and amended in 1993 and 2002.

Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the plan through payroll deductions. The trustees of the plan use those contributions to buy shares of our common stock at fair market value on the open market, with Kellogg matching those contributions on a 1:1 basis. Shares must be withdrawn from the plan when employees cease employment. Under current law, eligible employees generally receive certain income and other tax benefits if those shares are held in the plan for a specified number of years. A similar plan is also available to employees in the Republic of Ireland. As these plans are open market plans with no set overall maximum, no amounts for these plans are included in the above table. However, approximately 74,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the plan for the Republic of Ireland and other similar predecessor plans during 2009, with approximately an additional 74,000 shares being provided as matched shares.

Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of our common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee Directors’ accounts. Units may be paid in either cash or shares of our common stock, either in a lump sum or in up to ten annual installments, with the payments to begin as soon as practicable after the non-employee Director’s service as a Director terminates. No more than 150,000 shares are authorized for use under this plan, of which approximately 11,000 had been issued as of January 2, 2010. Because Directors may elect, and are likely to elect, a distribution of cash rather than shares, the contingently issuable shares are not included in column (a) of the table above.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 26, 2010, are included herein in Part II, Item 8.

(a)  1.  Consolidated Financial Statements

Consolidated Statement of Income for the years ended January 2, 2010, January 3, 2009 and December 29, 2007.

Consolidated Balance Sheet at January 2, 2010 and January 3, 2009.

Consolidated Statement of Equity for the years ended January 2, 2010, January 3, 2009 and December 29, 2007.

Consolidated Statement of Cash Flows for the years ended January 2, 2010, January 3, 2009 and December 29, 2007.

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

The information called for by this Item is incorporated herein by reference from the Exhibit Index on pages 63 through 66 of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of February, 2010.

KELLOGG COMPANY

By:	/s/ A. D. DAVID MACKAY
A. D. David Mackay
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ A. D. DAVID MACKAY A. D. David Mackay	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ RONALD L. DISSINGER Ronald L. Dissinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2010

/s/ ALAN R. ANDREWS Alan R. Andrews	Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2010

* James M. Jenness	Chairman of the Board and Director	February 26, 2010

* Benjamin S. Carson Sr.	Director	February 26, 2010

* John T. Dillon	Director	February 26, 2010

* Gordon Gund	Director	February 26, 2010

* Dorothy A. Johnson	Director	February 26, 2010

* Donald R. Knauss	Director	February 26, 2010

* Ann McLaughlin Korologos	Director	February 26, 2010

* Rogelio M. Rebolledo	Director	February 26, 2010

* Sterling K. Speirn	Director	February 26, 2010

* Robert A. Steele	Director	February 26, 2010

* John L. Zabriskie	Director	February 26, 2010

* By:	/s/ GARY H. PILNICK Gary H. Pilnick	Attorney-in-Fact	February 26, 2010

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
1.01	Underwriting Agreement, dated May 18, 2009, by and among Kellogg Company, J.P. Morgan Securities, Inc., Deutsche Bank Securities Inc. and HSBC Securities (USA) Inc., incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated May 18, 2009, Commission file number 1-4171.	IBRF
1.02	Underwriting Agreement, dated November 16, 2009, by and among Kellogg Company, Banc of America Securities LLC and Sun Trust Robinson Humphrey, Inc., incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated November 16, 2009, Commission file number 1-4171.	IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 24, 2009, Commission file number 1-4171.	IBRF
4.01	Fiscal Agency Agreement dated as of January 29, 1997, between us and Citibank, N.A., Fiscal Agent, incorporated by reference to Exhibit 4.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.02	Amended and Restated Five-Year Credit Agreement dated as of November 10, 2006 with twenty-four lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Australia Limited, as Australian Agent, Barclays Bank PLC, as Syndication Agent and Bank of America, N.A., Citibank, N.A. and Suntrust Bank, as Co-Documentation Agents, incorporated by reference to Exhibit 4.02 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.	IBRF
4.03	Indenture dated August 1, 1993, between us and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 33-49875.	IBRF
4.04	Form of Kellogg Company 4 7/8% Note Due 2005, incorporated by reference to Exhibit 4.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-4171.	IBRF
4.05	Indenture and Supplemental Indenture dated March 15 and March 29, 2001, respectively, between Kellogg Company and BNY Midwest Trust Company, including the forms of 6.00% notes due 2006, 6.60% notes due 2011 and 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 and 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.06	Form of 2.875% Senior Notes due 2008 issued under the Indenture and Supplemental Indenture described in Exhibit 4.05, incorporated by reference to Exhibit 4.01 to our Current Report on Form 8-K dated June 5, 2003, Commission file number 1-4171.	IBRF
4.07	Agency Agreement dated November 28, 2005, between Kellogg Europe Company Limited, Kellogg Company, HSBC Bank and HSBC Institutional Trust Services (Ireland) Limited, incorporated by reference to Exhibit 4.1 of our Current Report in Form 8-K dated November 28, 2005, Commission file number 1-4171.	IBRF
4.08	Canadian Guarantee dated November 28, 2005, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated November 28, 2005, Commission file number 1-4171.	IBRF
4.09	364-Day Credit Agreement dated as of January 31, 2007 with the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, as Syndication Agent. J.P. Morgan Securities Inc. and Barclays Capital served as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 4.09 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.	IBRF
4.10	364-Day Credit Agreement dated as of June 13, 2007 with JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2007, Commission file number 1-4171.	IBRF
4.11	Form of Multicurrency Global Note related to Euro-Commercial Paper Program, incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.	IBRF
4.12	Officers’ Certificate of Kellogg Company (with form of 4.25% Senior Note due March 6, 2013)	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
4.13	Form of Indenture between Kellogg Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 333-159303.	IBRF
4.14	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.450% Senior Note Due May 30, 2016), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated May 18, 2009, Commission file number 1-4171.	IBRF
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.03	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.04	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.08	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, Commission file number 1-4171.*	IBRF
10.09	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.11	Kellogg Company 2001 Long-Term Incentive Plan, as amended and restated as of February 20, 2003, incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*	IBRF
10.12	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.13	Kellogg Company Executive Compensation Deferral Plan incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.14	Agreement between us and David Mackay, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, Commission file number 1-4171.*	IBRF
10.15	Retention Agreement between us and David Mackay, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.16	Employment Letter between us and James M. Jenness, incorporated by reference to Exhibit 10.18 to our Annual Report in Form 10-K for the fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.17	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.18	Stock Option Agreement between us and James Jenness, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.19	Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.20	Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.21	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*	IBRF
10.22	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Annex II of our Board of Directors’ proxy statement for the annual meeting of shareholders held on April 21, 2006.*	IBRF
10.23	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.24	Form of Non-Qualified Option Agreement for Senior Executives under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.25	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.26	Form of Non-Qualified Option Agreement for Non-Employee Director under 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.27	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.28	2006-2008 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 17, 2006, Commission file number 1-4171 (the “2006 Form 8-K”).*	IBRF
10.29	Restricted Stock Grant/Non-Compete Agreement between us and John Bryant, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended April 2, 2005, Commission file number 1-4171 (the “2005 Q1 Form 10-Q”).*	IBRF
10.30	Restricted Stock Grant/Non-Compete Agreement between us and Jeff Montie, incorporated by reference to Exhibit 10.2 of the 2005 Q1 Form 10-Q.*	IBRF
10.31	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.32	Purchase and Sale Agreement between us and W. K. Kellogg Foundation Trust, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A dated November 8, 2005, Commission file number 1-4171.	IBRF
10.33	Purchase and Sale Agreement between us and W. K. Kellogg Foundation Trust, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2006, Commission file number 1-4171.	IBRF
10.34	Agreement between us and A.D. David Mackay, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF
10.35	Agreement between us and James M. Jenness, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF
10.36	2007-2009 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 20, 2007, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.37	Agreement between us and Jeffrey W. Montie, dated July 23, 2007, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 23, 2007, Commission file number 1-4171.*	IBRF
10.38	Letter Agreement between us and John A. Bryant, dated July 23, 2007, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 23, 2007, Commission file number 1-4171.*	IBRF
10.39	Agreement between us and James M. Jenness, dated February 22, 2008, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 22, 2008, Commission file number 1-4171.*	IBRF
10.40	2008-2010 Executive Performance Plan, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 22, 2008, Commission file number 1-4171.*	IBRF
10.41	Agreement between us and Jeffrey W. Montie, dated August 11, 2008, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 11, 2008, Commission file number 1-4171.*	IBRF
10.42	Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.43	Amendment to Letter Agreement between us and John A. Bryant, dated December 18, 2008, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.44	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.45	2009-2011 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 20, 2009, Commission file number 1-4171.*	IBRF
10.46	Form of Option Terms and Conditions for SVP Executive Officers under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 20, 2009, Commission file number 1-4171.*	IBRF
10.47	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*	IBRF
10.48	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158826.*	IBRF
10.49	2010-2012 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2010, Commission file number 1-4171.*	IBRF
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended January 2, 2010, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by A.D. David Mackay.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Ronald L. Dissinger.	E
32.1	Section 1350 Certification by A.D. David Mackay.	E
32.2	Section 1350 Certification by Ronald L. Dissinger.	E

*	A management contract or compensatory plan required to be filed with this Report.

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