Form 10-Q
period 2010-04-03
KELLOGG CO
filed 2010-05-07
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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

Yes  ☐    No   ☒

Common Stock outstanding as of May 1, 2010 — 380,655,766 shares

KELLOGG COMPANY

INDEX

Page
PART I — Financial Information

Item 1:
Financial Statements

Consolidated Balance Sheet — April 3, 2010 and January 2, 2010	2

Consolidated Statement of Income — quarters ended April 3, 2010 and April 4, 2009	3

Consolidated Statement of Equity — year ended January 2, 2010 and quarter ended April 3, 2010	4

Consolidated Statement of Cash Flows — quarters ended April 3, 2010 and April 4, 2009	5

Notes to Consolidated Financial Statements	6-20

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-28

Item 3:
Quantitative and Qualitative Disclosures about Market Risk	29

Item 4:
Controls and Procedures	29

PART II — Other Information

Item 1A:
Risk Factors	30

Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6:
Exhibits	30

Signatures	31

Exhibit Index	32
Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay
Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger
Section 1350 Certification from A. D. David Mackay
Section 1350 Certification from Ronald L. Dissinger

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	April 3, 2010 (unaudited)	January 2, 2010 *
Current assets
Cash and cash equivalents	$387	$334
Accounts receivable, net	1,284	1,093
Inventories:
Raw materials and supplies	226	214
Finished goods and materials in process	591	696
Deferred income taxes	127	128
Other prepaid assets	139	93

Total current assets	2,754	2,558

Property, net of accumulated depreciation of $4,508 and $4,520	2,977	3,010
Goodwill	3,645	3,643
Other intangibles, net of accumulated amortization of $45 and $45	1,458	1,458
Pension	175	160
Other assets	380	371

Total assets	$11,389	$11,200

Current liabilities
Current maturities of long-term debt	$948	$1
Notes payable	128	44
Accounts payable	1,028	1,077
Accrued advertising and promotion	442	409
Accrued income taxes	142	33
Accrued salaries and wages	189	322
Other current liabilities	352	402

Total current liabilities	3,229	2,288

Long-term debt	3,898	4,835
Deferred income taxes	439	425
Pension liability	431	430
Other liabilities	951	947

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	480	472
Retained earnings	5,750	5,481
Treasury stock, at cost	(1,885)	(1,820)
Accumulated other comprehensive income (loss)	(2,011)	(1,966)

Total Kellogg Company equity	2,439	2,272

Noncontrolling interests	2	3

Total equity	2,441	2,275

Total liabilities and equity	$11,389	$11,200

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended
(Results are unaudited)	April 3, 2010	April 4, 2009
Net sales	$3,318	$3,169

Cost of goods sold	1,893	1,867
Selling, general and administrative expense	788	773

Operating profit	637	529

Interest expense	65	67
Other income (expense), net	1	0

Income before income taxes	573	462
Income taxes	156	143
Net income	$417	$319
Net income (loss) attributable to noncontrolling interests	(1)	(2)
Net income attributable to Kellogg Company	$418	$321

Per share amounts:
Basic	$1.10	$.84
Diluted	$1.09	$.84

Dividends per share	$.3750	$.3400

Average shares outstanding:
Basic	380	382
Diluted	384	383

Actual shares outstanding at period end	380	382

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

			Capital in excess of par value	Retained earnings			Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
	Common stock				Treasury stock
(unaudited)	shares	amount			shares	amount
Balance, January 3, 2009	419	$105	$438	$4,836	37	($1,790)	($2,141)	$ 1,448	$ 7	$ 1,455
Common stock repurchases					4	(187)		(187)		(187)
Net income (loss)				1,212				1,212	(4)	1,208	$1,208
Dividends				(546)				(546)		(546)
Other comprehensive income (loss)							175	175		175	175
Stock compensation			37					37		37
Stock options exercised and other			(3)	(21)	(3)	157		133		133

Balance, January 2, 2010	419	$105	$472	$5,481	38	($1,820)	($1,966)	$ 2,272	$ 3	$ 2,275	$1,383
Common stock repurchases					3	(148)		(148)		(148)
Net income (loss)				418				418	(1)	417	417
Dividends				(142)				(142)		(142)
Other comprehensive income (loss)							(45)	(45)		(45)	(45)
Stock compensation			11					11		11
Stock options exercised and other			(3)	(7)	(2)	83		73		73

Balance, April 3, 2010	419	$105	$480	$5,750	39	($1,885)	($2,011)	$ 2,439	$ 2	$ 2,441	$372

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Quarter ended
(unaudited)	April 3, 2010	April 4, 2009
Operating activities
Net income	$417	$319
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	87	84
Deferred income taxes	(11)	(31)
Other	44	21
Postretirement benefit plan contributions	(22)	(74)
Changes in operating assets and liabilities:
Trade receivables	(203)	(182)
Inventories	93	75
Accounts payable	(48)	(78)
Accrued income taxes	110	187
Accrued interest expense	(17)	(34)
Accrued and prepaid advertising, promotion and trade allowances	(4)	44
Accrued salaries and wages	(133)	(108)
All other current assets and liabilities	(63)	22

Net cash provided by operating activities	250	245

Investing activities
Additions to properties	(60)	(73)
Other	1	0

Net cash used in investing activities	(59)	(73)

Financing activities
Net issuances of notes payable	80	2
Reductions of long-term debt	0	(1)
Net issuances of common stock	74	7
Common stock repurchases	(148)	0
Cash dividends	(142)	(130)
Other	2	2

Net cash used in financing activities	(134)	(120)

Effect of exchange rate changes on cash and cash equivalents	(4)	(3)

Increase in cash and cash equivalents	53	49
Cash and cash equivalents at beginning of period	334	255

Cash and cash equivalents at end of period	$387	$304

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended April 3, 2010 (unaudited)

Note 1 Accounting policies

Basis of presentation

The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 27 to 56 of the Company’s 2009 Annual Report on Form 10-K.

The condensed balance sheet data at January 2, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended April 3, 2010 are not necessarily indicative of the results to be expected for other interim periods or the full year.

New accounting standard

In December 2009, the FASB amended the Accounting Standards Codification related to the consolidation provisions that apply to variable interest entities. This guidance is effective for fiscal years that begin after November 15, 2009 and was adopted by the Company on a prospective basis as of January 3, 2010 without material impact to its consolidated financial statements.

Note 2 Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the quarter ended April 3, 2010 are presented in the following table. Certain of the Company’s goodwill balances are subject to foreign currency translation adjustments. Fluctuations in exchange rates contributed to the change in goodwill balance for the period.

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	Asia Pacific (a)	Consolidated
January 2, 2010	$3,539	$62	$0	$42	$3,643
Currency translation adjustment	0	1	0	1	2
April 3, 2010	$3,539	$63	$0	$43	$3,645

(a)	Includes Australia, Asia and South Africa.

Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization
(millions)	April 3, 2010	January 2, 2010	April 3, 2010	January 2, 2010
Trademarks	$19	$19	$15	$15
Other	41	41	30	30
Total	$60	$60	$45	$45

For intangible assets in the preceding table, amortization was less than $1 million for each of the current and prior year quarterly periods. The currently estimated aggregate annual amortization expense for full-year 2010 and each of the four succeeding fiscal years is approximately $2 million.

Intangible assets not subject to amortization

(millions)	Total carrying amount
	April 3, 2010	January 2, 2010
Trademarks	$1,443	$1,443

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

2010 activities

In 2010, the Company incurred exit costs of $7 million related to two ongoing programs which will result in cost of goods sold (COGS) and selling, general and administrative (SGA) expense savings. The COGS program is Kellogg’s lean, efficient, and agile network (K LEAN). The SGA programs focus on the efficiency and effectiveness of various support functions.

Total charges incurred during the quarter as well as total exit costs for all programs were:

	Quarter ended April 3, 2010
(millions)	COGS programs	SGA programs	Total
Employee severance	$2	$1	$3
Other cash costs (a)	0	4	4
Total	$2	$5	$7

(a)	Includes cash costs for equipment removal and relocation.

	Total program costs through April 3, 2010
(millions)	COGS programs	SGA programs	Total
Employee severance	$17	$18	$35
Other cash costs (a)	6	12	18
Retirement benefits (b)	3	0	3
Total	$26	$30	$56

(a)	Includes cash costs for equipment removal and relocation.
(b)	Pension plan curtailment losses and special termination benefits.

In 2009, the Company commenced K LEAN to optimize the Company’s global manufacturing network, reduce waste, develop best practices on a global basis and reduce capital expenditures. Based on forecasted foreign exchange rates, the Company currently expects to incur approximately $40 million in total exit costs including costs incurred to date. The program is expected to be substantially complete by the end of 2010. Refer to page 35 of the Company’s 2009 Annual Report on Form 10-K for further information on this initiative.

The following table presents exit costs incurred during the quarter as well as total exit costs for K LEAN by operating segment.

	COGS programs
(millions)	For quarter ended April 3, 2010	Total program costs through April 3, 2010
North America	$1	$15
Europe	1	10
Asia Pacific (a)	0	1
Total	$2	$26

(a)	Includes Australia, Asia and South Africa.

In 2009, the Company commenced various SGA programs which will result in an improvement in the efficiency and effectiveness of various support functions. The programs realign these functions to provide greater consistency across processes, procedures and capabilities in order to support the global organization. Based on forecasted foreign exchange rates, the Company currently expects to incur approximately $45 million in total exit costs including costs incurred to date. The programs are expected to be substantially complete by the end of 2010. Refer to page 35 of the Company’s 2009 Annual Report on Form 10-K for further information on this initiative.

The following table presents exit costs incurred during the quarter as well as total exit costs for the SGA programs by operating segment.

	SGA programs
(millions)	For quarter ended April 3, 2010	Total program costs through April 3, 2010
North America	$3	$13
Europe	1	14
Latin America	0	1
Asia Pacific (a)	1	2
Total	$5	$30

(a)	Includes Australia, Asia and South Africa.

Reserves for the COGS and SGA programs are primarily for employee severance and will be paid out by the end of 2010. The detail is as follows:

(millions)	Balance January 2, 2010	Accruals	Payments	Balance April 3, 2010
COGS programs	$6	$2	($3)	$5
SGA programs	12	1	(6)	7
Manufacturing optimization	7	0	(3)	4
Total	$25	$3	($12)	$16

Prior year activities

For the quarter ended April 4, 2009, the Company recorded $4 million of charges in COGS for severance payments in the North America operating segment.

Note 4 Equity

Earnings per share

Basic net earnings per share is determined by dividing net earnings by the weighted average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic net earnings per share is reconciled to diluted net earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 1 million for the quarter ended April 3, 2010 and 22 million for the quarter ended April 4, 2009.

Quarters ended April 3, 2010 and April 4, 2009:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Net earnings per share
2010
Basic	$418	380	$ 1.10
Dilutive potential common shares	0	4	(0.01)
Diluted	$418	384	$ 1.09
2009
Basic	$321	382	$ 0.84
Dilutive potential common shares	0	1	0.00
Diluted	$321	383	$ 0.84

During the quarter ended April 3, 2010, the Company issued 0.1 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 5.

In April 2010, the board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. This authorization replaced the previous share buyback program which authorized stock repurchases of up to $1,113 million for 2010. During the quarter ended April 3, 2010, the Company spent $148 million to repurchase approximately 3 million shares of the Company’s common stock. The 2010 repurchase activity falls under the program approved in April 2010. During the quarter ended April 4, 2009, the Company had no stock repurchase activity.

Comprehensive income

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all periods presented consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience losses and prior service cost related to employee benefit plans.

The Company’s benefit plan related net experience losses and prior service cost increased by $19 million during the quarter ended April 3, 2010 due to foreign currency remeasurement. Additionally, during the first quarter of 2010, the Company amended its U.S. postretirement healthcare benefit plan, which resulted in a decrease of a deferred tax asset of $17 million.

The Company’s benefit plan-related net experience losses and prior service cost decreased by $9 million during the quarter ended April 4, 2009 due to foreign currency remeasurement.

Quarter ended April 3, 2010:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2010
Net income			$417
Other comprehensive income:
Foreign currency translation adjustments	($46)	$0	(46)
Cash flow hedges:
Unrealized loss on cash flow hedges	(35)	11	(24)
Reclassification to net earnings	13	(4)	9
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	18	(6)	12
Prior service credit (cost)	1	(17)	(16)
Reclassification to net earnings:
Net experience loss	25	(8)	17
Prior service cost	4	(1)	3
	($20)	($25)	(45)
Total comprehensive income			$372

Quarter ended April 4, 2009:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2009
Net income			$319
Other comprehensive income:
Foreign currency translation adjustments	($53)	$0	(53)
Cash flow hedges:
Unrealized gain on cash flow hedges	18	(6)	12
Reclassification to net earnings	(14)	5	(9)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	9	(3)	6
Prior service credit (cost)	0	0	0
Reclassification to net earnings:
Net experience loss	15	(5)	10
Prior service cost	3	(1)	2
	($22)	($10)	(32)
Total comprehensive income			$287

Accumulated other comprehensive income (loss) as of April 3, 2010 and January 2, 2010 consisted of the following:

(millions)	April 3, 2010	January 2, 2010
Foreign currency translation adjustments	($817)	($771)
Cash flow hedges — unrealized net loss	(45)	(30)
Postretirement and postemployment benefits:
Net experience loss	(1,075)	(1,104)
Prior service cost	(74)	(61)
Total accumulated other comprehensive income (loss)	($2,011)	($1,966)

Note 5 Stock compensation

The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, and to a lesser extent, executive performance shares and restricted stock grants. Additionally, the Company awards restricted stock to its non-employee directors. The interim information below should be read in conjunction with the disclosures included on pages 40 to 43 of the Company’s 2009 Annual Report in Form 10-K.

The Company classifies pre-tax stock compensation expense in selling, general and administrative expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended
(millions)	April 3, 2010	April 4, 2009
Pre-tax compensation expense	$13	$13
Related income tax benefit	$ 5	$ 5

As of April 3, 2010, total stock-based compensation cost related to non-vested awards not yet recognized was approximately $54 million and the weighted-average period over which this amount is expected to be recognized was approximately 2 years.

Stock options

During the quarters ended April 3, 2010 and April 4, 2009, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described on pages 41 and 42 of the Company’s 2009 Annual Report on Form 10-K.

Quarter ended April 3, 2010:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$45
Granted	4	53
Exercised	(1)	43
Forfeitures and expirations	0	0
Outstanding, end of period	29	$46	6.8	$211
Exercisable, end of period	23	$46	6.1	$177

Quarter ended April 4, 2009:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$45
Granted	3	40
Exercised	0	0
Forfeitures and expirations	0	0
Outstanding, end of period	29	$45	7.1	$20
Exercisable, end of period	24	$45	6.6	$20

The weighted-average fair value of options granted was $7.90 per share for the quarter ended April 3, 2010 and $6.33 per share for the quarter ended April 4, 2009. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk- free interest rate	Dividend yield
Grants within the quarter ended April 3, 2010	20.00%	4.94	2.54%	2.80%

The total intrinsic value of options exercised was $12 million for the quarter ended April 3, 2010 and $1 million for the quarter ended April 4, 2009.

Performance shares

In the first quarter of 2010, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2010 target grant currently corresponds to approximately 210 thousand shares, with a grant-date fair value of $48 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at April 3, 2010, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	April 3, 2010
2008 Award	$17
2009 Award	$19
2010 Award	$23

The 2007 performance share award, payable in stock, was settled at 150% of target in February 2010 for a total dollar equivalent of $14 million.

Note 6 Employee benefits

The Company sponsors a number of U.S. and foreign pension, other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 43 to 47 of the Company’s 2009 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.

Pension

	Quarter ended
(millions)	April 3, 2010	April 4, 2009
Service cost	$23	$20
Interest cost	50	47
Expected return on plan assets	(79)	(76)
Amortization of unrecognized prior service cost	3	3
Recognized net loss	20	11
Total pension expense	$17	$5

Other nonpension postretirement
	Quarter ended
(millions)	April 3, 2010	April 4, 2009
Service cost	$5	$5
Interest cost	16	16
Expected return on plan assets	(16)	(17)
Recognized net loss	4	3
Total Postretirement benefit expense	$9	$7

Postemployment
	Quarter ended
(millions)	April 3, 2010	April 4, 2009
Service cost	$2	$1
Interest cost	1	1
Recognized net loss	1	1
Total Postemployment benefit expense	$4	$3

Contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
April 3, 2010	$19	$ 3	$ 22
April 4, 2009	$70	$ 4	$ 74
Full year:
Fiscal year 2010 (projected)	$35	$15	$ 50
Fiscal year 2009 (actual)	$87	$13	$100

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

During the first quarter of 2010, the Company amended its U.S. postretirement healthcare benefit plan, which resulted in a decrease of a deferred tax asset of $17 million. This impact was recorded in other comprehensive income.

Note 7 Income taxes

The consolidated effective income tax rate for the first quarter of 2010, as compared to 2009 is as follows:

April 3, 2010	27%
April 4, 2009	31%

The effective rate in the first quarter of 2010 benefited primarily from an immaterial correction of an item related to prior years.

As of April 3, 2010, the Company classified approximately $27 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance, expected to be settled within one year, offset by approximately $12 million of projected additions. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the quarter ended April 3, 2010. Approximately $107 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
January 2, 2010	$130
Tax positions related to current year:
Additions	4
Reductions	0
Tax positions related to prior years:
Additions	0
Reductions	(5)
Settlements	0
April 3, 2010	$129

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other liabilities.

The Company classifies income tax-related interest and penalties as interest expense and SGA expense, respectively.

(millions)
Interest accrued at January 2, 2010	$25
Interest expense recognized in the quarter	$4
Interest accrued at April 3, 2010	$29

Note 8 Derivative instruments and fair value measurements

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

The Company designates derivatives as cash flow hedges, fair value hedges, net investment hedges, or other contracts used to reduce volatility in the translation of foreign currency earnings to U.S. dollars. The fair value of derivative instruments is recorded in other prepaid assets, other assets, other current liabilities or other liabilities. Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in the Consolidated Statement of Income in other income (expense), net. Within the Consolidated Statement of Cash Flows, settlements of cash flow and fair value hedges are classified as an operating activity; settlements of all other derivatives are classified as a financing activity. As a matter of policy, the Company does not engage in trading or speculative hedging transactions.

Total notional amounts of the Company’s derivative instruments at April 3, 2010 and January 2, 2010 were as follows:

(millions)	April 3, 2010	January 2, 2010
Foreign currency exchange contracts	$1,396	$1,588
Interest rate contracts	1,900	1,900
Commodity contracts	220	213
Total	$3,516	$3,701

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

Credit-risk-related contingent features

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on April 3, 2010 was $27 million. If the credit-risk-related contingent features were triggered as of April 3, 2010, the Company would be required to post collateral of $27 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of April 3, 2010 triggered by credit-risk-related contingent features.

Fair value measurements

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at April 3, 2010 and January 2, 2010.

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

The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. Commodity derivatives are valued using an income approach based on the commodity index prices less the contract rate multiplied by the notional amount. Foreign currency contracts are valued using an income approach based on forward rates less the contract rate multiplied by the notional amount. The Company’s calculation of the fair value of level 2 financial assets and liabilities takes into consideration the risk of nonperformance, including counterparty credit risk.

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of April 3, 2010 or January 2, 2010.

Fair values of these assets and liabilities in the Consolidated Balance Sheet measured at fair value on a recurring basis consists of derivatives designated as hedging instruments, and as of April 3, 2010 and January 2, 2010 were as follows:

	Level 1		Level 2		Total
(millions)	April 3, 2010	January 2, 2010	April 3, 2010	January 2, 2010	April 3, 2010	January 2, 2010
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$0	$0	$11	$7	$11	$7
Interest rate contracts:
Other prepaid assets	0	0	2	0	2	0
Other assets	0	0	51	44	51	44
Commodity contracts:
Other prepaid assets	0	4	0	0	0	4
Other assets	0	0	0	0	0	0
Total assets	$0	$4	$64	$51	$64	$55
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$0	$0	($30)	($31)	($30)	($31)
Interest rate contracts:
Other current liabilities	0	0	0	0	0	0
Other liabilities	0	0	0	(1)	0	(1)
Commodity contracts:
Other current liabilities	(8)	0	(9)	(6)	(17)	(6)
Other liabilities	0	0	(21)	(14)	(21)	(14)
Total liabilities	($8)	$0	($60)	($52)	($68)	($52)

The effect of derivative instruments on the Consolidated Statement of Income for the quarters ended April 3, 2010 and April 4, 2009 was as follows:

Derivatives in fair value hedging relationships (millions)						Location of gain (loss) recognized in income	Gain (loss) recognized in income
							April 3, 2010	April 4, 2009
Foreign currency exchange contracts						Other income (expense), net	($29)	$4
Interest rate contracts						Interest expense	10	3
Total							($19)	$7

Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclasified From AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	April 3, 2010	April 4, 2009		April 3, 2010	April 4, 2009		April 3, 2010	April 4, 2009
Foreign currency exchange contracts	($12)	$6	Cost of goods sold	($7)	$9	Other income (expense), net	$0	($1)
Foreign currency exchange contracts	1	1	Selling, general and administrative expense	0	(1)	Other income (expense), net	0	0
Interest rate contracts	0	0	Interest expense	(1)	(2)	N/A	0	0
Commodity contracts	(24)	11	Cost of goods sold	(5)	8	Other income (expense), net	(1)	0
Total	($35)	$18		($13)	$14		($1)	($1)

Derivatives not designated as hedging instruments (millions)						Location of gain (loss) recognized in income	Gain (loss) recognized in income
							April 3, 2010	April 4, 2009
Foreign currency exchange contracts						Other income (expense), net	$0	$1

(a)	Includes the ineffective portion and amount excluded from effectiveness testing

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt is calculated based on broker quotes and was as follows at April 3, 2010:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$1,003	$ 948
Long-term debt	4,202	3,898
Total	$5,205	$4,846

Credit risk concentration

The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative financial and commodity contracts. Management believes a concentration of credit risk with respect to derivative counterparties is limited due to the credit ratings of the counterparties and the use of master netting and reciprocal collateralization agreements.

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of $37 million as of April 3, 2010.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or our counterparties exceeds a certain amount. There were no collateral balance requirements at April 3, 2010.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 28% of consolidated accounts receivable at April 3, 2010.

Note 9 2009 voluntary product withdrawal

On January 16, 2009, the Company announced a recall of certain Austin and Keebler branded peanut butter sandwich crackers and certain Famous Amos and Keebler branded peanut butter cookies. The recall was expanded in February 2009 to include certain Bear Naked, Kashi and Special K products. The decision was made following an investigation by the United States Food and Drug Administration concerning a salmonella outbreak thought to be caused by tainted peanut-related products. The products subject to the recall contained peanut-based ingredients manufactured by the Peanut Corporation of America whose Blakely, Georgia plant was found to contain salmonella.

Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded as COGS; and other recall costs were recorded as SGA expenses. There were no costs associated with the withdrawal for the quarter ended April 3, 2010. The following table presents a summary of the total charges for the quarter ended April 4, 2009:

(millions, except per share amount)	Quarter ended April 4, 2009
Reduction of net sales	$ 13
Cost of goods sold	13
Selling, general and administrative expense	1
Total	$ 27
Earnings per diluted share impact	$0.05

Note 10 Operating segments

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, fruit snacks, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States and United Kingdom. The Company currently manages its operations in four geographic operating segments, consisting of North America and the three International operating segments of Europe, Latin America, and Asia Pacific.

	Quarter ended
(millions)	April 3, 2010	April 4, 2009
Net sales
North America	$2,275	$2,211
Europe	606	557
Latin America	222	230
Asia Pacific (a)	215	171
Consolidated	$3,318	$3,169
Segment operating profit
North America	$495	$403
Europe	105	95
Latin America	45	49
Asia Pacific (a)	37	25
Corporate	(45)	(43)
Consolidated	$637	$529

(a)	Includes Australia, Asia and South Africa.

KELLOGG COMPANY

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Overview

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, fruit snacks, frozen waffles and veggie foods. Kellogg products are manufactured and marketed globally. We currently manage our operations in four geographic operating segments, consisting of North America and the three International operating segments of Europe, Latin America and Asia Pacific.

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

For the quarter ended April 3, 2010, our reported net sales were up 5% compared to the same period last year; internal net sales increased by 2%. Consolidated operating profit grew 20%, while internal operating profit increased by 17%. Diluted earnings per share (EPS) grew 30% to $1.09, compared to $.84 in the comparable prior period. EPS on a currency neutral basis grew 27%.

For the full year, we expect our business model and strategy will deliver solid results with internal net sales growth of 2 to 3%, in-line with our long-term annual growth target of 1 to 3%, internal operating profit growth of 8 to 10%, above our long-term annual growth target of 4 to 6% and earnings per share growth of 11 to 13% on a currency neutral basis, also above our long-term annual growth target of 7 to 9%. We are able to achieve these results through solid net sales growth and strong gross margin expansion partially offset by investments to drive sales growth.

Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the first quarter of 2010 versus 2009:

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2010 net sales	$2,275	$606	$222	$215	$—	$3,318

2009 net sales	$2,211	$557	$230	$171	$—	$3,169

% change — 2010 vs. 2009:
Volume (tonnage) (b)	.9%	1.4%	-.9%	-4.8%	—	.5%
Pricing/mix	.9%	.8%	2.3%	5.9%	—	1.3%
Subtotal — internal business	1.8%	2.2%	1.4%	1.1%	—	1.8%
Foreign currency impact	1.1%	6.6%	-4.7%	24.4%	—	2.9%
Total change	2.9%	8.8%	-3.3%	25.5%	—	4.7%
(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2010 operating profit	$495	$105	$45	$37	$(45)	$637

2009 operating profit	$403	$95	$49	$25	$(43)	$529

% change — 2010 vs. 2009:
Internal business	21.6%	4.1%	.6%	9.9%	-2.8%	17.5%
Foreign currency impact	1.4%	5.8%	-9.5%	33.9%	—	2.9%
Total change	23.0%	9.9%	-8.9%	43.8%	-2.8%	20.4%

(a)	Includes Australia, Asia and South Africa.
(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments

Our consolidated net sales were up 5% driven by pricing and mix. Reported net sales are higher than internal net sales due to the weakening of the U.S. dollar versus foreign currencies in the first quarter.

Our North America operating segment had internal net sales growth of 2%, lapping last year’s 4% growth. North America has three product groups: retail cereal, retail snacks and frozen and specialty channels. Retail cereal grew internal net sales by less than half a percentage point, lapping last year’s strong 6% growth. We have observed that consumers are buying on promotion. In addition, consumers are shifting channels to find the lowest price. As a result, we have experienced growth in alternative channels, particularly club and dollar stores.

The retail snack product group (cookies, crackers, toaster pastries, cereal bars, and fruit snacks) grew by 5%. The growth was driven by Pop-Tarts and our bar innovations such as FiberPlus Chocolate Peanut Butter and Special K Fruit Crisps. Net sales for cookies, crackers and Pop-Tarts grew in the quarter.

Internal net sales in the frozen and specialty channels (frozen foods, food service and vending) decreased by 3%, up against last year’s growth of 6%. Over the past several months we have made significant progress in increasing Eggo production levels and our plants are close to running at prior capacity. We are exploring further ways to increase capacity, including investing additional capital. This impact is included in our guidance.

Our International operating segments collectively achieved net sales growth of 2% on an internal basis. Europe’s internal net sales increased by 2%. We grew cereal share in the UK, France and Italy, which helped to offset softness in Germany and the Nordics. While Europe realized good volume growth in cereal, the continued migration away from lower margin bulk products to higher margin packaged products in Russia softened the volume growth in Europe. Latin America’s internal net sales growth was up just over 1%, lapping a strong 8% growth in the prior year. Cereal sales in Mexico continue to be strong, but they were dampened by a decline in Brazil. Excessive rains in Brazil resulted in a temporary closure of our manufacturing facility. While the plant is now operational, it will take some time to return to full capacity. Lower inventory levels will continue to impact results through the second quarter. In addition, Venezuela’s performance was impacted by intermittent production disruptions due to power outages driven by external factors. Internal net sales in Asia Pacific grew 1%, on top of last year’s 11% growth. Volume was negatively impacted by the change in China’s business model due to the shift to higher margin products.

Consolidated operating profit increased by 20% on an as reported basis and by 17% on an internal basis, when excluding the impact of foreign currency translation. The increase in internal operating profit was driven by strong gross profit growth and the timing of advertising expenses. Our advertising investment was down 3% on an internal basis in the first quarter, due to the absence of Eggo spending, and a shift in other investment items across the year. Our first quarter spend was not indicative of the trend for the full year as we expect advertising spending to increase in the mid single-digit range (4 to 6%).

Internal operating profit in North America increased by 22%, Europe’s grew by 4% and Asia Pacific’s grew by 10%. The increase in operating profit in these operating segments, were driven by gross margin expansion and the timing of advertising investment. Latin America’s operating profit was up 1%. The impact of the temporary closure of our Brazil manufacturing plant, as well as power outages in Venezuela masks the strength of the underlying business, especially in Mexico.

Margin performance

Margin performance for the first quarter of 2010 versus 2009 is as follows:

Quarter	2010	2009	Change vs. prior year (pts.)
Gross margin (a)	43.0%	41.1%	1.9
SGA% (b)	-23.8%	-24.4%	0.6
Operating margin	19.2%	16.7%	2.5

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.
(b)	Selling, general and administrative expense as a percentage of net sales.

We strive for gross profit dollar growth to reinvest in brand-building and innovation expenditures. We maximize our gross profit dollars by managing external cost pressures through product pricing and mix improvements, implementing productivity savings and technological initiatives as well as entering into commodity hedges and fixed price contracts to reduce the cost of product ingredients and packaging. For the first quarter, our gross profit was up a strong $124 million.

As illustrated in the preceding table, our consolidated gross margin increased by 190 basis points in the quarter. Sixty five basis points of this growth was due to lapping peanut-related costs in the prior year. Although moderating, we continue to experience inflationary cost pressures for fuel, energy, commodities and employee benefits. During the quarter, these costs were more than offset by savings from cost reduction initiatives and price/mix improvements as we are benefiting from timing of prior year price increases implemented later in 2009.

Operating margin improved from the prior year for the quarter due primarily to gross margin expansion and to a lesser extent lower selling, general and administrative (SGA) expenses.

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

Below is a reconciliation of reported EPS to currency neutral EPS:

	Quarter ended
Consolidated results	April 3, 2010	April 4, 2009
Diluted net earnings per share (EPS)	$1.09	$0.84
Translational impact (a)	(0.02)	0.08
Currency neutral EPS	$1.07	$0.92

Currency neutral EPS growth (b)	27%

(a)	Translation impact is the difference between reported EPS and the translation of current year net profits at prior year exchange rates, adjusted for gains (losses) on translational hedges.

(b)	Calculated as a percentage of growth from the prior years’ reported EPS.

2009 voluntary product recall

On January 16, 2009, the Company announced a recall of certain Austin and Keebler branded peanut butter sandwich crackers and certain Famous Amos and Keebler branded peanut butter cookies. The recall was expanded in February 2009 to include certain Bear Naked, Kashi and Special K products. The decision was made following an investigation by the United States Food and Drug Administration concerning a salmonella outbreak thought to be caused by tainted peanut-related products. The products subject to the recall contained peanut-based ingredients manufactured by the Peanut Corporation of America whose Blakely, Georgia plant was found to contain salmonella.

Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded as cost of goods sold (COGS); and other recall costs were recorded as SGA expenses. There were no costs associated with the withdrawal for April 3, 2010.

The following table presents a summary of the total charges for the quarter ended April 4, 2009:

(millions, except per share amount)	Quarter ended April 4, 2009
Reduction of net sales	$ 13
Cost of goods sold	13
Selling, general and administrative expense	1
Total	$ 27
Earnings per diluted share impact	$0.05

Other cost reduction initiatives

We view our continued spending on cost reduction initiatives as part of our ongoing operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Each cost reduction initiative is normally up to three years in duration. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. Certain of these initiatives represent exit or disposal plans for which material charges will be incurred. See further discussion in Note 3. We include these charges in our measure of operating segment profitability. In 2009, we announced our intention to achieve $1 billion plus of annual cost savings in three years (beginning in 2012). These initiatives are integral to meeting our $1 billion plus savings challenge.

2010 activities

We incurred costs related to our cost reduction initiatives which do not qualify as exit costs under generally accepted accounting principles in the United States. These represent cash costs for consulting and other charges for our COGS and SGA programs.

Costs incurred during the quarter as well as total program costs are as follows:

	For quarter ended April 3, 2010			Total program costs through April 3, 2010
(millions)	COGS programs	SGA programs	Total	COGS programs	SGA programs	Total
North America	$6	$1	$7	$56	$14	$70
Europe	2	—	2	12	2	14
Latin America	—	—	—	5	—	5
Asia Pacific	1	—	1	6	—	6
Total	$9	$1	$10	$79	$16	$95

The additional cost and cash outlay in 2010 for these programs, excluding exit costs, is estimated to be $20 to $25 million. The projects are expected to be substantially complete by the end of 2010.

Prior year activities

For the quarter ended April 4, 2009, we incurred $15 million of consulting and other costs in connection with our COGS and SGA programs. Costs were recorded in the following operating segments:

	For quarter ended April 4, 2009
(millions)	COGS programs	SGA programs	Total
North America	$13	$—	$13
Europe	1	—	1
Latin America	—	—	—
Asia Pacific	1	—	1
Total	$15	$—	$15

Interest expense

For the quarter ended April 3, 2010, interest expense was $65 million and interest income (which is recorded within other income) was $1 million, as compared to the quarter ended April 4, 2009 with interest expense of $67 million and interest income of $1 million.

For the full year 2010, we expect gross interest expense to be approximately $250 to $260 million, compared to 2009’s full year amount of $295 million. The forecasted decline is driven primarily by costs of the bond tender executed in 2009.

Income taxes

The consolidated effective income tax rate was 27% for the quarter ended April 3, 2010, as compared to 31% for the comparable quarter of 2009. The effective rate for the first quarter of 2010 benefited from an immaterial correction of an item related to prior years.

For the full year 2010, we currently expect the consolidated effective income tax rate to be approximately 29% to 30%. Our estimate of the effective income tax rate for any period is highly influenced by country mix of earnings, changes in statutory tax rates, timing of implementation of tax planning initiatives, and developments which affect our evaluation of uncertain tax positions.

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

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) was approximately 23 days for the 12 month periods ended April 3, 2010 and April 4, 2009.

The following table presents the major components of our operating cash flow:

	Quarter ended
(millions)	April 3, 2010	April 4, 2009	Change versus prior year
Operating activities
Net income	$417	$319	$98
Items in net income not requiring (providing) cash:
Depreciation and amortization	87	84	3
Deferred income taxes	(11)	(31)	20
Other	44	21	23
Net Income after non-cash items	537	393	144

Postretirement benefit plan contributions	(22)	(74)	52
Changes in operating assets and liabilities:
Core working capital (a)	(158)	(185)	27
Other working capital	(107)	111	(218)
	(265)	(74)	(191)
Net cash provided by operating activities	$250	$245	$5

(a)	Inventory and trade receivables less trade payables.

Net cash provided by operating activities for the quarter ended April 3, 2010 was relatively flat compared with the same period in 2009. The impact of higher cash based earnings during first quarter 2010 was offset primarily by an unfavorable year-over-year variance in other working capital.

The variance in other working capital was largely attributable to income taxes, reflecting the impact of a 2009 refund, higher advertising-related payments and higher payments related to the settlement of hedge contracts during the first quarter of 2010 versus the prior year period.

Cash flows associated with core working capital in 2010 were slightly favorable compared with the same period in 2009, as we continue to focus on the timely collection of accounts receivable, extending terms on accounts payable and careful monitoring of inventory.

Our pension and postretirement benefit plan contributions amounted to $22 million and $74 million for the quarters ended April 3, 2010 and April 4, 2009, respectively. During the remainder of 2010, we currently project that we will make additional contributions to pension and postretirement plans totaling $28 million. Actual 2010 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.

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

	Quarter ended		Change versus prior year
(dollars in millions)	April 3, 2010	April 4, 2009
Net cash provided by operating activities	$ 250	$ 245	2.0%
Additions to properties	(60)	(73)
Cash flow	$ 190	$ 172	10.5%

For 2010, we are expecting cash flow (as defined) to be comparable to 2009. We expect to achieve our target principally through operating profit growth, and continued prudent management of our working capital.

Investing activities

Our net cash used in investing activities for 2010 amounted to $59 million, a decrease of $14 million compared to cash used of $73 million in 2009, reflecting a reduction in capital expenditures in 2010.

Going forward, our long-term target for capital spending is between 3.0% and 4.0% of net sales. Our 2010 capital plan projects spending of approximately $500 million, which is at the high end of our 3.0% to 4.0% range. This is driven by a significant investment in our information technology infrastructure as we reinstall and upgrade our SAP platform. We also have plans to expand our manufacturing capacity in 2010, primarily for Eggo® waffles.

Financing activities

Our net cash used in financing activities for the quarter ended April 3, 2010 amounted to $134 million compared with $120 million for quarter ended April 4, 2009. Year over year changes in financing cash flows were primarily the result of an increase in cash used for common stock repurchases in 2010, offset by favorable cash flows in 2010 associated with issuances of commercial paper and common stock issuances, the latter relating primarily to stock option exercises.

On April 23, 2010, our board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. This authorization replaced the previous share buyback program which authorized stock repurchases of up to $1,113 million for 2010. During the first quarter of 2010, we spent $148 million to repurchase approximately 3 million shares of our common stock. The 2010 repurchase activity falls under the program approved in April 2010. During the first quarter of 2009, we had no stock repurchase activity.

In February 2010, the board of directors declared a dividend of $0.375 per common share, which we paid on March 15, 2010 to shareholders of record at close of business on March 2, 2010. In April 2010, our board of directors declared a dividend of $0.375 per common share, payable June 15, 2010 to shareholders of record at close of business on June 1, 2010. We also announced that the board plans to increase the quarterly dividend to $0.405 per share beginning with the third quarter of 2010. This increase is consistent with our current plan to maintain our dividend pay-out ratio between 40% and 50% of reported net income.

We continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected bolt-on acquisitions. This will be accomplished through our strong cash flow, borrowings, and maintaining our credit facilities on a global basis.

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “will deliver,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:

•	the impact of competitive conditions;

•	the effectiveness of pricing, advertising, and promotional programs;

•	the success of innovation, renovation and new product introductions;

•	the recoverability of the carrying value of goodwill and other intangibles;

•	the success of productivity improvements and business transitions;

•	commodity and energy prices;

•	labor costs;

•	disruptions or inefficiencies in supply chain;

•	the availability of and interest rates on short-term and long-term financing;

•	actual market performance of benefit plan trust investments;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	changes in consumer behavior and preferences;

•	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

•	legal and regulatory factors including changes in advertising and labeling laws and regulations;

•	the ultimate impact of product recalls;

•	business disruption or other losses from war, terrorist acts, or political unrest; and,

•	the risks and uncertainties described herein under Part II, Item 1A.

Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. Refer to Note 8 within Notes to Consolidated Financial Statements for further information on our derivative financial and commodity instruments.

Refer to disclosures contained on pages 24-26 of our 2009 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of April 3, 2010.

The total notional amount of commodity derivative instruments at April 3, 2010 was $220 million, representing a settlement obligation of approximately $38 million. Assuming a 10% decrease in period-end commodity prices, the settlement obligation would increase by approximately $17 million, generally offset by a reduction in the cost of the underlying commodity purchases. The total notional amount of commodity derivative instruments at January 2, 2010 was $213 million, representing a settlement obligation of approximately $16 million. Assuming a 10% decrease in year-end commodity prices, this settlement obligation would increase by approximately $18 million, generally offset by a reduction in the cost of the underlying commodity purchases.

Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. Additionally, we have used the parallel exchange mechanism to obtain U.S. dollars. As such, as of the end of our 2009 fiscal year, we are using the parallel rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollars. During the first quarter of 2010, we recorded a $2 million foreign exchange loss in other income (expense), net associated with the translation of our subsidiary’s financials into U.S. dollars.

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

As of April 3, 2010, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended January 2, 2010. The risk factors disclosed under this Part II, Item 1A and in Part I, Item 1A to our Annual report on Form 10-K for the fiscal year ended January 2, 2010, in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
1/3/10 - 1/30/10	1,279,050	$53.64	1,279,050	$1,044
Month #2:
1/31/10 - 2/27/10	1,489,359	$53.18	1,489,359	$ 965
Month #3:
2/28/10 - 4/3/10	0	$ 0.00	0	$ 965
Total	2,768,409	$53.40	2,768,409

On April 23, 2010, the Board of Directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. This authorization replaced the previous share buyback program which authorized stock repurchases of up to $1,113 million for 2010. During the first quarter of 2010, the Company spent $148 million to repurchase approximately 3 million shares of common stock. The 2010 repurchase activity falls under the program approved in April 2010. Approximately $2.4 billion is remaining under the current share repurchase program.

Item 6. Exhibits

(a)	Exhibits:

31.1 Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay

31.2 Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger

32.1 Section 1350 Certification from A.D. David Mackay

32.2 Section 1350 Certification from Ronald L. Dissinger

101.1	The following materials from Kellogg Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text

KELLOGG COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ R. L. Dissinger
R. L. Dissinger
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ A. R. Andrews
A. R. Andrews
Principal Accounting Officer; Vice President — Corporate Controller

Date: May 7, 2010

KELLOGG COMPANY

EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)

31.1	Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger	E

32.1	Section 1350 Certification from A. D. David Mackay	E

32.2	Section 1350 Certification from Ronald L. Dissinger	E

101.1	The following materials from Kellogg Company’s Quarterly Report on Form 10-Q for the quarter ended April 3, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Income, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statement of Cash Flows, and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text	E