Form 10-Q
period 2010-07-03
KELLOGG CO
filed 2010-08-09
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Yes   ☐    No   ☒

Common Stock outstanding as of July 31, 2010 — 377,760,342 shares

KELLOGG COMPANY

INDEX

Page
PART I — Financial Information

Item 1:
Financial Statements

Consolidated Balance Sheet — July 3, 2010 and January 2, 2010	2

Consolidated Statement of Income — quarter and year-to-date periods ended July 3, 2010 and July 4, 2009	3

Consolidated Statement of Equity — year ended January 2, 2010 and year-to-date period ended July 3, 2010	4

Consolidated Statement of Cash Flows — year-to-date periods ended July 3, 2010 and July 4, 2009	5

Notes to Consolidated Financial Statements	6-22

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	23-30

Item 3:
Quantitative and Qualitative Disclosures about Market Risk	31

Item 4:
Controls and Procedures	31

PART II — Other Information

Item 1A:
Risk Factors	32

Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 6:
Exhibits	32

Signatures	33

Exhibit Index	34
Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay
Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger
Section 1350 Certification from A. D. David Mackay
Section 1350 Certification from Ronald L. Dissinger

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	July 3, 2010 (unaudited)	January 2, 2010 *
Current assets
Cash and cash equivalents	$471	$334
Accounts receivable, net	1,144	1,093
Inventories:
Raw materials and supplies	224	214
Finished goods and materials in process	661	696
Deferred income taxes	141	128
Other prepaid assets	151	93

Total current assets	2,792	2,558

Property, net of accumulated depreciation of $4,491 and $4,520	2,916	3,010
Goodwill	3,639	3,643
Other intangibles, net of accumulated amortization of $46 and $45	1,457	1,458
Pension	185	160
Other assets	396	371

Total assets	$11,385	$11,200

Current liabilities
Current maturities of long-term debt	$954	$1
Notes payable	158	44
Accounts payable	1,075	1,077
Accrued advertising and promotion	408	409
Accrued income taxes	12	33
Accrued salaries and wages	187	322
Other current liabilities	470	402

Total current liabilities	3,264	2,288

Long-term debt	3,915	4,835
Deferred income taxes	428	425
Pension liability	440	430
Other liabilities	954	947

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	481	472
Retained earnings	5,903	5,481
Treasury stock, at cost	(2,010)	(1,820)
Accumulated other comprehensive income (loss)	(2,096)	(1,966)

Total Kellogg Company equity	2,383	2,272

Noncontrolling interests	1	3

Total equity	2,384	2,275

Total liabilities and equity	$11,385	$11,200

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales	$3,062	$3,229	$6,380	$6,398

Cost of goods sold	1,757	1,825	3,650	3,692
Selling, general and administrative expense	822	851	1,610	1,624

Operating profit	483	553	1,120	1,082

Interest expense	61	67	126	134
Other income (expense), net	7	9	8	9

Income before income taxes	429	495	1,002	957
Income taxes	128	141	284	284
Earnings (loss) from joint ventures	0	(1)	0	(1)
Net income	$301	$353	$718	$672
Net income (loss) attributable to noncontrolling interests	(1)	(1)	(2)	(3)
Net income attributable to Kellogg Company	$302	$354	$720	$675

Per share amounts:
Basic	$.80	$.93	$1.89	$1.77
Diluted	$.79	$.92	$1.88	$1.76

Dividends per share	$.3750	$.3400	$.7500	$.6800

Average shares outstanding:
Basic	381	383	380	382
Diluted	384	383	384	383

Actual shares outstanding at period end			378	383

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

			Capital in excess of par value	Retained earnings			Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
	Common stock				Treasury stock
(unaudited)	shares	amount			shares	amount
Balance, January 3, 2009	419	$105	$438	$4,836	37	($1,790)	($2,141)	$ 1,448	$ 7	$ 1,455
Common stock repurchases					4	(187)		(187)		(187)
Net income (loss)				1,212				1,212	(4)	1,208	$1,208
Dividends				(546)				(546)		(546)
Other comprehensive income (loss)							175	175		175	175
Stock compensation			37					37		37
Stock options exercised and other			(3)	(21)	(3)	157		133		133
Balance, January 2, 2010	419	$105	$472	$5,481	38	($1,820)	($1,966)	$ 2,272	$ 3	$ 2,275	$1,383
Common stock repurchases					7	(356)		(356)		(356)
Net income (loss)				720				720	(2)	718	718
Dividends				(286)				(286)		(286)
Other comprehensive income (loss)							(130)	(130)		(130)	(130)
Stock compensation			17					17		17
Stock options exercised and other			(8)	(12)	(4)	166		146		146

Balance, July 3, 2010	419	$105	$481	$5,903	41	($2,010)	($2,096)	$ 2,383	$ 1	$ 2,384	$588

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Year-to-date period ended
(unaudited)	July 3, 2010	July 4, 2009
Operating activities
Net income	$718	$672
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	178	189
Deferred income taxes	(52)	30
Other	73	(8)
Postretirement benefit plan contributions	(36)	(84)
Changes in operating assets and liabilities:
Trade receivables	(84)	(192)
Inventories	25	64
Accounts payable	(1)	(84)
Accrued income taxes	(22)	62
Accrued interest expense	(1)	(2)
Accrued and prepaid advertising, promotion and trade allowances	(31)	60
Accrued salaries and wages	(135)	(49)
All other current assets and liabilities	(39)	38
Net cash provided by operating activities	593	696

Investing activities
Additions to properties	(147)	(161)
Other	2	1

Net cash used in investing activities	(145)	(160)

Financing activities
Net issuances (reductions) of notes payable	110	(882)
Issuances of long-term debt	0	745
Reductions of long-term debt	(1)	0
Net issuances of common stock	148	18
Common stock repurchases	(266)	0
Cash dividends	(286)	(260)
Other	6	2

Net cash used in financing activities	(289)	(377)

Effect of exchange rate changes on cash and cash equivalents	(22)	10

Increase in cash and cash equivalents	137	169
Cash and cash equivalents at beginning of period	334	255

Cash and cash equivalents at end of period	$471	$424

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended July 3, 2010 (unaudited)

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

The condensed balance sheet data at January 2, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended July 3, 2010 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Note 2 Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the year-to-date period ended July 3, 2010 are presented in the following table. Certain of the Company’s goodwill balances are subject to foreign currency translation adjustments. Fluctuations in exchange rates contributed to the change in goodwill balance for the period.

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	Asia Pacific (a)	Consolidated
January 2, 2010	$3,539	$62	$0	$42	$3,643
Currency translation adjustment	0	(2)	0	(2)	(4)
July 3, 2010	$3,539	$60	$0	$40	$3,639

(a) Includes Australia, Asia and South Africa.

Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization
(millions)	July 3, 2010	January 2, 2010	July 3, 2010	January 2, 2010
Trademarks	$19	$19	$16	$15
Other	41	41	30	30
Total	$60	$60	$46	$45

For intangible assets in the preceding table, amortization was $1 million in the current and prior year comparable quarters. The currently estimated aggregate annual amortization expense for full-year 2010 and each of the four succeeding fiscal years is approximately $2 million.

Intangible assets not subject to amortization

(millions)	Total carrying amount
	July 3, 2010	January 2, 2010
Trademarks	$1,443	$1,443

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

2010 activities

During the second quarter of 2010, the Company incurred exit costs related to two ongoing programs which will result in cost of goods sold (COGS) and selling, general and administrative (SGA) expense savings. The COGS program is Kellogg’s lean, efficient, and agile network (K LEAN). The SGA programs focus on the efficiency and effectiveness of various support functions.

Total charges incurred during the quarter and year-to-date periods ended July 3, 2010 were as follows:

	Quarter ended July 3, 2010			Year-to-date period ended July 3, 2010
(millions)	COGS program	SGA programs	Total	COGS program	SGA programs	Total
Employee severance	$0	$0	$0	$2	$1	$3
Other cash costs (a)	0	1	1	0	5	5
Retirement benefits (b)	1	0	1	1	0	1
Total	$1	$1	$2	$3	$6	$9

(a) Includes cash costs for equipment removal and relocation. (b) Pension plan curtailment losses and special termination benefits. Total program costs incurred through July 3, 2010 were as follows:
				Total program costs through July 3, 2010
(millions)				COGS program	SGA programs	Total
Employee severance				$17	$18	$35
Other cash costs (a)				6	13	19
Retirement benefits (b)				4	0	4
Total				$27	$31	$58

(a)	Includes cash costs for equipment removal and relocation.
(b)	Pension plan curtailment losses and special termination benefits.

In 2009, the Company commenced K LEAN. Refer to page 35 of the Company’s 2009 Annual Report on Form 10-K for further information on this initiative. Based on forecasted foreign exchange rates, the Company currently expects to incur $40 million in total exit costs; $27 million has been incurred to date which represents employee severance and other cash costs associated with the elimination of hourly and salaried positions at various global manufacturing facilities. Costs for this program impacted the following operating segments for the quarter and year-to-date periods ended July 3, 2010 and July 4, 2009 as follows:

	COGS program
(millions)	Quarter ended July 3, 2010	Year-to-date period ended July 3, 2010	Quarter ended July 4, 2009	Year-to-date period ended July 4, 2009
North America	$0	$1	$6	$10
Europe	1	2	1	1
Asia Pacific (a)	0	0	0	0
Total	$1	$3	$7	$11

(a)	Includes Australia, Asia and South Africa.

In 2009, the Company commenced various SGA programs which will result in an improvement in the efficiency and effectiveness of various support functions. Refer to page 35 of the Company’s 2009 Annual Report on Form 10-K for further information on this initiative. Based on forecasted foreign exchange rates, the Company currently expects to incur $35 million in total exit costs; $31 million has been incurred to date which represents severance and other cash costs associated with the elimination of salaried positions. These programs are expected to be substantially complete by the end of 2010. Costs for these programs impacted the following operating segments for the quarter and year-to-date periods ended July 3, 2010 and July 4, 2009 as follows:

	SGA programs
(millions)	Quarter ended July 3, 2010	Year-to-date period ended July 3, 2010	Quarter ended July 4, 2009	Year-to-date period ended July 4, 2009
North America	$1	$4	$5	$5
Europe	(1)	0	0	0
Asia Pacific (a)	1	2	0	0
Total	$1	$6	$5	$5

(a)	Includes Australia, Asia and South Africa.

Reserves for the COGS and SGA programs are primarily for employee severance and will be paid out by the end of 2010. The detail is as follows:

(millions)	Balance January 2, 2010	Accruals	Payments	Balance July 3, 2010
COGS program	$6	$2	($4)	$4
SGA programs	12	1	(11)	2
Manufacturing optimization	7	—	(6)	1
Total	$25	$3	($21)	$7

Prior year activities

During the quarter ended July 4, 2009, the Company incurred $6 million of severance costs in connection with a European manufacturing optimization plan in Bremen, Germany which was complete as of the end of 2009. Refer to page 36 of the Company’s 2009 Annual Report on Form 10-K for further information on this initiative.

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 4 million for both the quarter and year-to-date periods ended July 3, 2010 and 24 million and 20 million for the quarter and year-to-date periods ended July 4, 2009, respectively.

Quarters ended July 3, 2010 and July 4, 2009:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2010
Basic	$302	381	$ 0.80
Dilutive potential common shares		3	(0.01)
Diluted	$302	384	$ 0.79
2009
Basic	$354	383	$ 0.93
Dilutive potential common shares		0	(0.01)
Diluted	$354	383	$ 0.92

Year-to-date periods ended July 3, 2010 and July 4, 2009:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2010
Basic	$720	380	$ 1.89
Dilutive potential common shares		4	(0.01)
Diluted	$720	384	$ 1.88
2009
Basic	$675	382	$ 1.77
Dilutive potential common shares		1	(0.01)
Diluted	$675	383	$ 1.76

During the year-to-date period ended July 3, 2010, the Company issued 0.2 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 5.

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. This authorization replaced the previous share buyback program which authorized stock repurchases of up to $1,113 million for 2010. During the year-to-date period ended July 3, 2010, the Company repurchased 7 million shares of common stock for a total of $356 million, of which $266 million was paid during the six-month period and $90 million was payable at July 3, 2010 for stock repurchases that did not settle prior to the end of the reporting period. During the year-to-date period ended July 4, 2009, the Company had no stock repurchase activity.

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

Pre-tax adjustments to the Company’s other comprehensive income balances related to pension and post-retirement benefits arising during the periods for net experience gain (loss) and prior service credit (costs) are summarized as follows:

	Quarter ended		Year-to-date period ended
(millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Census-related valuation update	($16)	($40)	($16)	($40)
Foreign currency remeasurement	14	(59)	33	(50)
Total	($2)	($99)	$17	($90)

During the first quarter of 2010, the Company amended its U.S. postretirement healthcare benefit plan, which resulted in a $17 million decrease of a deferred tax asset.

Quarter ended July 3, 2010:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2010
Net income			$301
Other comprehensive income:
Foreign currency translation adjustments	($112)	$0	(112)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(4)	0	(4)
Reclassification to net earnings	18	(5)	13
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(3)	1	(2)
Prior service credit (cost)	1	0	1
Reclassification to net earnings:
Net experience loss	26	(8)	18
Prior service cost	2	(1)	1
	($72)	($13)	(85)
Total comprehensive income			$216

Quarter ended July 4, 2009:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2009
Net income			$353
Other comprehensive income:
Foreign currency translation adjustments	$165	$0	165
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	0	0	0
Reclassification to net earnings	(9)	3	(6)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(82)	26	(56)
Prior service credit (cost)	(17)	6	(11)
Reclassification to net earnings:
Net experience loss	16	(5)	11
Prior service cost	2	(1)	1
	$75	$29	104
Total comprehensive income			$457

Year-to-date period ended July 3, 2010:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2010
Net income			$718
Other comprehensive income:
Foreign currency translation adjustments	($158)	$0	(158)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(39)	11	(28)
Reclassification to net earnings	31	(9)	22
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	15	(5)	10
Prior service credit (cost)	2	(17)	(15)
Reclassification to net earnings:
Net experience loss	51	(16)	35
Prior service cost	6	(2)	4
	($92)	($38)	(130)
Total comprehensive income			$588

Year-to-date period ended July 4, 2009:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2009
Net income			$672
Other comprehensive income:
Foreign currency translation adjustments	$112	$0	112
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	18	(6)	12
Reclassification to net earnings	(23)	8	(15)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(73)	23	(50)
Prior service credit (cost)	(17)	6	(11)
Reclassification to net earnings:
Net experience loss	31	(10)	21
Prior service cost	5	(2)	3
	$53	$19	72
Total comprehensive income			$744

Accumulated other comprehensive income (loss) as of July 3, 2010 and January 2, 2010 consisted of the following:

(millions)	July 3, 2010	January 2, 2010
Foreign currency translation adjustments	($929)	($771)
Cash flow hedges — unrealized net loss	(36)	(30)
Postretirement and postemployment benefits:
Net experience loss	(1,059)	(1,104)
Prior service cost	(72)	(61)
Total accumulated other comprehensive income (loss)	($2,096)	($1,966)

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

The Company classifies pre-tax stock compensation expense in selling, general and administrative expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended		Year-to-date period ended
(millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Pre-tax compensation expense	$10	$15	$23	$28
Related income tax benefit	$3	$5	$8	$10

As of July 3, 2010, total stock-based compensation cost related to non-vested awards not yet recognized was $51 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the year-to-date periods ended July 3, 2010 and July 4, 2009, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described on pages 41 and 42 of the Company’s 2009 Annual Report on Form 10-K.

Year-to-date period ended July 3, 2010:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$45
Granted	4	53
Exercised	(3)	44
Forfeitures and expirations	0	0
Outstanding, end of period	27	$46	6.7	$132
Exercisable, end of period	21	$46	5.9	$107

Year-to-date period ended July 4, 2009:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$45
Granted	3	40
Exercised	0	0
Forfeitures and expirations	0	0
Outstanding, end of period	29	$45	6.9	$106
Exercisable, end of period	24	$45	6.3	$81

The weighted-average fair value of options granted was $7.90 per share for the year-to-date period ended July 3, 2010 and $6.33 per share for the year-to-date period ended July 4, 2009. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk- free interest rate	Dividend yield
Grants within the year-to-date period ended July 3, 2010	20.00%	4.94	2.54%	2.80%

The total intrinsic value of options exercised was $33 million for the year-to-date period ended July 3, 2010 and $2 million for the year-to-date period ended July 4, 2009.

Performance shares

In the first quarter of 2010, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2010 target grant currently corresponds to approximately 210,000 shares, with a grant-date fair value of $48 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at July 3, 2010, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	July 3, 2010
2008 Award	$16
2009 Award	$18
2010 Award	$21

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

Pension

	Quarter ended		Year-to-date period ended
(millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Service cost	$21	$20	$44	$40
Interest cost	49	51	99	98
Expected return on plan assets	(77)	(81)	(156)	(157)
Amortization of unrecognized prior service cost	3	3	7	6
Recognized net loss	20	12	40	23
Total pension expense	$16	$5	$34	$10

Other nonpension postretirement
	Quarter ended		Year-to-date period ended
(millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Service cost	$5	$4	$10	$9
Interest cost	16	17	32	33
Expected return on plan assets	(16)	(17)	(32)	(34)
Amortization of unrecognized prior service cost	(1)	(1)	(1)	(1)
Recognized net loss	5	3	9	6
Total postretirement benefit expense	$9	$6	$18	$13

Postemployment
	Quarter ended		Year-to-date period ended
(millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Service cost	$1	$2	$3	$3
Interest cost	1	1	2	2
Recognized net loss	1	1	2	2
Total postemployment benefit expense	$3	$4	$7	$7

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
July 3, 2010	$10	$ 4	$ 14
July 4, 2009	$ 7	$ 3	$ 10
Year-to-date period ended:
July 3, 2010	$29	$ 7	$ 36
July 4, 2009	$77	$ 7	$ 84
Full year:
Fiscal year 2010 (projected)	$35	$15	$ 50
Fiscal year 2009 (actual)	$87	$13	$100

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

During the first quarter of 2010, the Company amended its U.S. postretirement healthcare benefit plan, which resulted in a decrease of a deferred tax asset of $17 million. This impact was recorded in other comprehensive income.

Note 7 Income taxes

The consolidated effective income tax rate for 2010 as compared to 2009 is as follows:

Effective income tax rate
Quarter ended:
July 3, 2010	30%
July 4, 2009	29%
Year-to-date period ended:
July 3, 2010	28%
July 4, 2009	30%

The consolidated effective tax rate for the year-to-date period ended July 3, 2010 was slightly less than the prior year due to a correction of an immaterial item in the first quarter of 2010.

As of July 3, 2010, the Company classified $25 million of unrecognized tax benefits as a current liability, representing several individually insignificant income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance, expected to be settled within one year, offset by $10 million of projected additions. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended July 3, 2010; $107 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
January 2, 2010	$130
Tax positions related to current year:
Additions	6
Reductions	0
Tax positions related to prior years:
Additions	1
Reductions	(7)
Settlements	(1)
July 3, 2010	$129

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other liabilities.

The Company classifies income tax-related interest and penalties as interest expense and SGA expense, respectively.

(millions)
Interest expense recognized for the year-to-date period ending July 3, 2010	$5
Interest accrued at July 3, 2010	$30

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

Total notional amounts of the Company’s derivative instruments at July 3, 2010 and January 2, 2010 were as follows:

(millions)	July 3, 2010	January 2, 2010
Foreign currency exchange contracts	$1,170	$1,588
Interest rate contracts	1,900	1,900
Commodity contracts	206	213
Total	$3,276	$3,701

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

Credit-risk-related contingent features

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on July 3, 2010 was $29 million. If the credit-risk-related contingent features were triggered as of July 3, 2010, the Company would be required to post collateral of $29 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of July 3, 2010 triggered by credit-risk-related contingent features.

Fair value measurements

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at July 3, 2010 and January 2, 2010.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of July 3, 2010 or January 2, 2010.

Fair values of these assets and liabilities in the Consolidated Balance Sheet measured at fair value on a recurring basis consists of derivatives designated as hedging instruments, and as of July 3, 2010 and January 2, 2010 were as follows:

	Level 1		Level 2		Total
(millions)	July 3, 2010	January 2, 2010	July 3, 2010	January 2, 2010	July 3, 2010	January 2, 2010
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$0	$0	$25	$7	$25	$7
Interest rate contracts:
Other prepaid assets	0	0	8	0	8	0
Other assets	0	0	68	44	68	44
Commodity contracts:
Other prepaid assets	3	4	0	0	3	4
Other assets	0	0	0	0	0	0
Total assets	$3	$4	$101	$51	$104	$55
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$0	$0	($27)	($31)	($27)	($31)
Interest rate contracts:
Other current liabilities	0	0	0	0	0	0
Other liabilities	0	0	0	(1)	0	(1)
Commodity contracts:
Other current liabilities	(2)	0	(9)	(6)	(11)	(6)
Other liabilities	0	0	(23)	(14)	(23)	(14)
Total liabilities	($2)	$0	($59)	($52)	($61)	($52)

The effect of derivative instruments on the Consolidated Statement of Income for the quarters ended July 3, 2010 and July 4, 2009 was as follows:

Derivatives in fair value hedging relationships (millions)						Location of gain (loss) recognized in income	Gain (loss) recognized in income
							July 3, 2010	July 4, 2009
Foreign currency exchange contracts						Other income (expense), net	($22)	($12)
Interest rate contracts						Interest expense	10	6
Total							($12)	($6)

Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclasified From AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income(a)
	July 3, 2010	July 4, 2009		July 3, 2010	July 4, 2009		July 3, 2010	July 4, 2009
Foreign currency exchange contracts	$0	($9)	COGS	($6)	$9	Other income (expense), net	$0	$0
Foreign currency exchange contracts	1	1	SGA expense	0	(1)	Other income (expense), net	0	0
Interest rate contracts	0	2	Interest expense	(1)	(1)	N/A	0	0
Commodity contracts	(5)	6	COGS	(11)	2	Other income (expense), net	0	0
Total	($4)	$0		($18)	$9		$0	$0

Derivatives not designated as hedging instruments (millions)						Location of gain (loss) recognized in income	Gain (loss) recognized in income
							July 3, 2010	July 4, 2009
Foreign currency exchange contracts						Other income (expense), net	$0	$0

(a)	Includes the ineffective portion and amount excluded from effectiveness testing

The effect of derivative instruments on the Consolidated Statement of Income for the year-to-date periods ended July 3, 2010 and July 4, 2009 was as follows:

Derivatives in fair value hedging relationships (millions)						Location of gain (loss) recognized in income	Gain (loss) recognized in income
							July 3, 2010	July 4, 2009
Foreign currency exchange contracts						Other income (expense), net	($51)	($8)
Interest rate contracts						Interest expense	20	9
Total							($31)	$1

Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclasified From AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	July 3, 2010	July 4, 2009		July 3, 2010	July 4, 2009		July 3, 2010	July 4, 2009
Foreign currency exchange contracts	($12)	($3)	COGS	($13)	$18	Other income (expense), net	$0	($1)
Foreign currency exchange contracts	2	2	SGA expense	0	(2)	Other income (expense), net	0	0
Interest rate contracts	0	2	Interest expense	(2)	(3)	N/A	0	0
Commodity contracts	(29)	17	COGS	(16)	10	Other income (expense), net	(1)	0
Total	($39)	$18		($31)	$23		($1)	($1)

Derivatives not designated as hedging instruments (millions)						Location of gain (loss) recognized in income	Gain (loss) recognized in income
							July 3, 2010	July 4, 2009
Foreign currency exchange contracts						Other income (expense), net	$0	$1

(a)	Includes the ineffective portion and amount excluded from effectiveness testing

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt is calculated based on broker quotes and was as follows at July 3, 2010:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$ 988	$ 954
Long-term debt	4,371	3,915
Total	$ 5,359	$ 4,869

Credit risk concentration

The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative financial and commodity contracts. Management believes a concentration of credit risk with respect to derivative counterparties is limited due to the credit ratings of the counterparties and the use of master netting and reciprocal collateralization agreements.

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of $57 million as of July 3, 2010.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or our counterparties exceeds a certain amount. There were no collateral balance requirements at July 3, 2010.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 29% of consolidated accounts receivable at July 3, 2010.

Note 9 Voluntary product recall

On June 25, 2010, the Company announced a voluntary recall of select packages of Kellogg’s cereal in the U.S. due to an odor from waxy resins found in the package liner. In addition to the costs of the voluntary recall detailed below, the Company also lost sales of the impacted products in the second quarter of 2010. Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded as COGS.

(millions, except per share amount)	Quarter ended July 3, 2010

Reduction of net sales	$30
Cost of goods sold	18
Total	$48
Earnings per diluted share impact	$0.09

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

	Quarter ended		Year-to-date period ended
(millions)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Net sales
North America	$2,064	$2,176	$4,339	$4,387
Europe	560	617	1,166	1,174
Latin America	240	258	462	488
Asia Pacific (a)	198	178	413	349
Consolidated	$3,062	$3,229	$6,380	$6,398
Segment operating profit
North America	$362	$426	$857	$829
Europe	100	104	205	199
Latin America	47	57	92	106
Asia Pacific (a)	20	21	57	46
Corporate	(46)	(55)	(91)	(98)
Consolidated	$483	$553	$1,120	$1,082

(a)	Includes Australia, Asia and South Africa.

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

For the quarter ended July 3, 2010, our reported net sales declined 5% compared to the same period last year; internal net sales declined 4%. Consolidated operating profit was down 13%, while internal operating profit declined 11%. Diluted earnings per share (EPS) declined 14% to $.79, compared to $.92 in the comparable prior period. EPS on a currency neutral basis was down 11%.

On a year-to-date basis, our reported net sales were down slightly, with internal net sales down 1%. Consolidated operating profit was up 4% on a reported basis and 3% on an internal basis. Diluted EPS was up 7%, at $1.88, compared to $1.76 in the prior year. EPS on a currency neutral basis was also up 7%.

We have lowered our guidance for the full year to reflect weaker business performance in the second quarter and the voluntary cereal recall in the U.S. which is discussed further in the “Voluntary product recall” section. For the full year, we now expect our internal net sales to be flat to up 1%. Internal operating profit is expected to be up 4 to 6% and currency neutral earnings per share is expected to grow 8 to 10%.

Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the second quarter of 2010 versus 2009:

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2010 net sales	$2,064	$560	$240	$198	$—	$3,062

2009 net sales	$2,176	$617	$258	$178	$—	$3,229

% change — 2010 vs. 2009:
Volume (tonnage) (b)	-5.3%	-3.3%	-6.1%	3.9%	—	-4.5%
Pricing/mix	-.5%	.8%	10.8%	-.5%	—	.6%
Subtotal — internal business	-5.8%	-2.5%	4.7%	3.4%	—	-3.9%
Foreign currency impact	.7%	-6.8%	-12.0%	8.5%	—	-1.3%
Total change	-5.1%	-9.3%	-7.3%	11.9%	—	-5.2%
(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2010 operating profit	$362	$100	$47	$20	$(46)	$483

2009 operating profit	$426	$104	$57	$21	$(55)	$553

% change — 2010 vs. 2009:
Internal business	-16.2%	6.3%	-9.9%	-10.3%	16.7%	-11.1%
Foreign currency impact	.9%	-9.6%	-7.1%	9.8%	—	-1.5%
Total change	-15.3%	-3.3%	-17.0%	-.5%	16.7%	-12.6%

(a)	Includes Australia, Asia and South Africa.
(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

Our consolidated net sales were down 5% reflecting weakness in cereal, lower Eggo sales, and a voluntary recall of select packages of breakfast cereals. Reported net sales were negatively impacted by currency, resulting in an internal net sales decline of 4%.

Internal net sales for our North America operating segment declined 6%. North America has three product groups: retail cereal, retail snacks and frozen and specialty channels. Retail cereal declined by 13% in the quarter. There were three primary drivers of the decline in our retail cereal business. The first driver was consumer consumption of cereal in the second quarter of 2010 versus the second quarter of 2009. Consumer consumption impacts purchases by retailers who, in turn, are our primary customers. We estimate that total consumption in the cereal category declined in the second quarter of 2010 by 2 to 3% in value, while consumption of our products was down approximately 5%. A large part of the decline in the category and in the consumption of our products can be explained by comparisons to the prior year. In the second quarter of 2009, the cereal category grew approximately 4% in value while the consumption of our products increased approximately 6 to 7%. The increase in consumption of our products in 2009 was ahead of the category. In 2010 the consumption of our products decreased. The second factor was the voluntary recall of select packages of breakfast cereals in the U.S. The reversed sales resulting from the recall reduced our North America retail cereal sales by 4% in the second quarter. In addition to the reversed sales, we incurred lost sales of the impacted products. Finally, during the first quarter of 2010, retailers bought ahead of promotions to be executed in the second quarter. As a result, there was a reduction in trade inventory which negatively impacted second quarter 2010 sales.

The retail snack product group (cookies, crackers, toaster pastries, cereal bars, and fruit snacks) grew by 1%. The modest growth was driven by Pop-Tarts and strong wholesome snack bar sales including our bar innovations such as FiberPlus Chocolate Peanut Butter and Special K Fruit Crisps which offset softness in cookies and crackers.

Internal net sales in the frozen and specialty channels (frozen foods, food service and vending) decreased by 9%. Over the past several months we have made significant progress in increasing Eggo production levels from the supply disruption that began at the end of the third quarter of 2009. At the end of the first quarter we began rebuilding internal and customer inventory. Additionally, we have resumed demand driving activities including advertising, coupons and price promotions.

Our International operating segments’ internal net sales were flat compared to the prior year. Europe’s internal net sales declined 3% in the second quarter. Similar to the U.S., we are seeing price deflation in many food categories across Europe, especially in the U.K. The continued migration away from lower margin bulk products to higher margin packaged products in Russia drove lower volumes and contributed to Europe’s lower top line results. Latin America’s internal net sales growth was up 5%, on top of last year’s strong 8% growth. Cereal sales in Mexico continue to be strong, but they were partially offset by a decline in Brazil due to the temporary supply disruption at our plant in the first quarter. An estimated double-digit increase in consumer consumption was not fully reflected in our net sales performance as retailers reduced inventory in the quarter. Cereal sales in Venezuela were up due to price increases. Internal net sales in Asia Pacific grew 3%, on top of last year’s 3% growth. Cereal growth in South Korea and India were very strong, but was partially offset by weakness in China and Japan.

Consolidated operating profit declined by 13% on an as reported basis and by 11% on an internal basis, when excluding the impact of foreign currency translation. Operating profit declined primarily due to the voluntary cereal recall in the U.S. as well as the overall weakness in the business. The recall reduced our internal operating profit by 9%.

Internal operating profit in North America decreased by 16%, Europe’s grew by 6%, Latin America’s declined by 10% and Asia Pacific’s declined by 10%. North America’s operating profit suffered from the voluntary recall which negatively impacted internal operating profit by 11%. Europe’s increase in internal operating profit is attributable to favorability in mix, lower up-front costs, as well as savings from cost savings initiatives. Latin America’s decline is due primarily to increased commodity, fuel, benefit, distribution costs and advertising investments. Asia Pacific’s decline is due to higher commodity costs and investment in advertising and promotion.

The following tables provide analysis of our net sales to operating performance for the year-to-date periods of 2010 compared to 2009. Our weak top-line growth in the second quarter of 2010 has more than offset our first quarter position, resulting in year-to-date internal net sales to be down 1%. Despite a decline in operating profit in the second quarter, our strong internal operating profit performance in the first quarter resulted in a year-to-date increase of 3%.

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2010 net sales	$4,339	$1,166	$462	$413	$—	$6,380

2009 net sales	$4,387	$1,174	$488	$349	$—	$6,398

% change — 2010 vs. 2009:
Volume (tonnage) (b)	-2.1%	-1.0%	-3.7%	-.7%	—	-2.0%
Pricing/mix	.1%	.7%	6.8%	3.0%	—	.9%
Subtotal — internal business	-2.0%	-.3%	3.1%	2.3%	—	-1.1%
Foreign currency impact	.9%	-.4%	-8.5%	16.3%	—	.8%
Total change	-1.1%	-.7%	-5.4%	18.6%	—	-.3%
(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2010 operating profit	$857	$205	$92	$57	$(91)	$1,120

2009 operating profit	$829	$199	$106	$46	$(98)	$1,082

% change — 2010 vs. 2009:
Internal business	2.1%	5.2%	-5.0%	.9%	8.1%	2.9%
Foreign currency impact	1.2%	-2.1%	-8.2%	23.1%	—	.6%
Total change	3.3%	3.1%	-13.2%	24.0%	8.1%	3.5%

(a)	Includes Australia, Asia and South Africa.
(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments

Margin performance

Margin performance for the second quarter and year-to-date periods of 2010 versus 2009 is as follows:

Quarter	2010	2009	Change vs. prior year (pts.)
Gross margin (a)	42.6%	43.5%	-0.9
SGA% (b)	-26.8%	-26.4%	-0.4
Operating margin	15.8%	17.1%	-1.3
Year-to-date	2010	2009	Change
Gross margin (a)	42.8%	42.3%	0.5
SGA% (b)	-25.2%	-25.4%	0.2
Operating margin	17.6%	16.9%	0.7

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.
(b)	Selling, general and administrative expense as a percentage of net sales.

We strive for gross profit dollar growth to reinvest in brand-building and innovation expenditures. For the second quarter, our gross profit was down $99 million, $48 million of which was due to the voluntary cereal recall.

As illustrated in the preceding table, our consolidated gross margin decreased by 90 basis points in the quarter. The voluntary recall negatively impacted our gross margin by 120 basis points. Absent the recall, our gross margin would have been up 30 basis points. While we are achieving savings from our cost reduction initiatives, we continue to experience inflationary cost pressures for fuel, energy, commodities and employee benefits.

Our selling, general and administrative (SGA) expenses were down in the quarter due to a slight decline in promotional spending as well as lower overhead spending.

On a year-to-date basis, our strong first quarter results have resulted in gross margin and operating margin expansion. We expect our full year gross margin to expand by approximately 50 basis points.

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

Volatility in the foreign exchange markets has limited our ability to forecast future U.S. dollar reported earnings. As such, we are measuring diluted earnings per share growth and providing guidance on future earnings on a currency neutral basis, assuming earnings are translated at the prior year’s exchange rates. This non-GAAP financial measure is being used to focus management and investors on local currency business results, thereby providing visibility to the underlying trends of the Company. Management believes that excluding the impact of foreign currency from EPS provides a useful measurement of comparability given the volatility in foreign exchange markets.

Below is a reconciliation of reported EPS to currency neutral EPS:

	Quarter ended		Year-to-date ended
Consolidated results	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Diluted net earnings per share (EPS)	$0.79	$0.92	$1.88	$1.76
Translational impact (a)	0.03	0.09	0.01	0.17
Currency neutral EPS	$0.82	$1.01	$1.89	$1.93
Currency neutral EPS growth (b)	-11%		7%

(a)	Translation impact is the difference between reported EPS and the translation of current year net profits at prior year exchange rates, adjusted for gains (losses) on translational hedges.
(b)	Calculated as a percentage of growth from the prior years’ reported EPS.

Voluntary product recall

On June 25, 2010, we announced a voluntary recall of select packages of Kellogg’s cereal in the U.S. due to an odor from waxy resins found in the package liner. In addition to the costs of the voluntary recall detailed below, we also lost sales of the impacted products in the second quarter of 2010. We expect to incur additional lost sales during the third quarter. Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded as cost of goods sold (COGS).

(millions, except per share amount)	Quarter ended July 3, 2010
Reduction of net sales	$ 30
Cost of goods sold	18
Total	$ 48
Earnings per diluted share impact	$0.09

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

2010 activities

We incurred costs related to our cost reduction initiatives which do not qualify as exit costs under generally accepted accounting principles in the United States. These represent cash costs for consulting and other charges for our COGS and selling, general and administrative (SGA) programs.

Costs incurred during the quarter and year-to-date period ended July 3, 2010 are as follows:

	Quarter ended July 3, 2010			Year-to-date period ended July 3, 2010
(millions)	COGS programs	SGA programs	Total	COGS programs	SGA programs	Total
North America	$6	$—	$6	$12	$1	$13
Europe	4	—	4	6	—	6
Latin America	1	—	1	1	—	1
Asia Pacific	—	—	—	1	—	1
Corporate	—	2	2	—	2	2
Total	$11	$2	$13	$20	$3	$23

Total program costs to date are as follows:

	Total program costs through July 3, 2010
(millions)	COGS programs	SGA programs	Total
North America	$62	$14	$76
Europe	16	2	18
Latin America	6	—	6
Asia Pacific	6	—	6
Corporate	—	2	2
Total	$90	$18	$108

The additional cost and cash outlay in 2010 for these programs, excluding exit costs, is estimated to be $25 to $30 million. The projects are expected to be substantially complete by the end of 2010.

Prior year activities

During the second quarter of 2009, we incurred $22 million of consulting and other costs in connection with our COGS and SGA programs. Costs were recorded in the following operating segments for the quarter and year-to-date period ended July 4, 2009.

	Quarter ended July 4, 2009			Year-to-date period ended July 4, 2009
(millions)	COGS programs	SGA programs	Total	COGS programs	SGA programs	Total
North America	$12	$6	$18	$25	$6	$31
Europe	2	—	2	3	—	3
Latin America	1	—	1	2	—	2
Asia Pacific	1	—	1	1	—	1
Total	$16	$6	$22	$31	$6	$37

Interest expense

For the quarter and year-to-date period ended July 3, 2010, interest expense was $61 million and $126 million, respectively, as compared to the quarter and year-to-date period ended July 4, 2009 with interest expense of $67 million and $134 million, respectively.

For the full year 2010, we expect gross interest expense to be approximately $250 to $260 million, compared to 2009’s full year amount of $295 million. The forecasted decline is driven primarily by costs of the bond tender executed in 2009.

Income taxes

The consolidated effective income tax rate was 30% for the quarter ended July 3, 2010, as compared to 29% for the comparable quarter of 2009. The year-to-date consolidated effective tax rate for 2010 was 28% as compared to 30% in the previous year.

For the full year 2010, we currently expect the consolidated effective income tax rate to be approximately 29 to 30%. Our estimate of the effective income tax rate for any period is highly influenced by country mix of earnings, changes in statutory tax rates, timing of implementation of tax planning initiatives, and developments which affect our evaluation of uncertain tax positions.

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

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) was approximately 22 days and 23 days for the 12 month periods ended July 3, 2010 and July 4, 2009, respectively.

The following table presents the major components of our operating cash flow:

	Year-to-date period ended
(millions)	July 3, 2010	July 4, 2009	Change versus prior year
Operating activities
Net income	$718	$672	$46
Items in net income not requiring (providing) cash:
Depreciation and amortization	178	189	(11)
Deferred income taxes	(52)	30	(82)
Other	73	(8)	81
Net Income after non-cash items	917	883	34

Postretirement benefit plan contributions	(36)	(84)	48
Changes in operating assets and liabilities:
Core working capital (a)	(60)	(212)	152
Other working capital	(228)	109	(337)
	(288)	(103)	(185)
Net cash provided by operating activities	$593	$696	$(103)

(a)	Inventory and trade receivables less trade payables.

Lower operating cash flow in 2010 was the result of an unfavorable year-over-year variance in other working capital, which more than offset a favorable variance relating to core working capital.

Cash flows associated with other working capital in 2010 primarily reflected increased payments for advertising, salaries and wages, and income taxes. An increase in cash paid for the settlement of hedge contracts in 2010 versus the prior year period was also a factor.

Cash flows associated with core working capital in 2010 were favorable compared with the same period in 2009, largely the result of lower receivables. We continue to manage core working capital by focusing on the timely collection of trade receivables, extending terms on accounts payable and careful monitoring of inventory.

Our pension and postretirement benefit plan contributions amounted to $36 million and $84 million for the year to date periods ended July 3, 2010 and July 4, 2009, respectively. During the remainder of 2010, we currently project that we will make additional contributions to pension and postretirement plans totaling $14 million. Actual 2010 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.

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

	Year-to-date period ended		Change versus prior year
(dollars in millions)	July 3, 2010	July 4, 2009
Net cash provided by operating activities	$593	$696	-14.8%
Additions to properties	(147)	(161)
Cash flow	$446	$535	-16.6%

For 2010, we are projecting cash flow (as defined) within a range of $1.15 to $1.2 billion.

Investing activities

Our net cash used in investing activities for 2010 amounted to $145 million, a decrease of $15 million compared to cash used of $160 million in 2009, reflecting a reduction in capital expenditures in 2010.

Our long-term target for capital spending is between 3.0% and 4.0% of net sales. Our 2010 capital plan projects spending of approximately $500 million, which is at the high end of our 3.0% to 4.0% range. This is driven by a significant investment in our information technology infrastructure as we reinstall and upgrade our SAP platform. We also have plans to increase our manufacturing capacity in 2010.

Financing activities

Our net cash used in financing activities for the year-to-date period ended July 3, 2010 amounted to $289 million compared with $377 million for comparable period in 2009.

We had positive cash flows associated with the issuance of commercial paper in 2010, while we reduced commercial paper outstanding during the first half of 2009, primarily through the use of $745 million proceeds associated with our May 2009 issuance of $750 million in long-term debt.

Cash inflows from net issuances of common stock amounted to $148 million in the first half of 2010 compared with $18 million during the same period in 2009, with the increase attributable to a higher level of stock option exercise activity in 2010.

During the year-to-date period ended July 3, 2010, we repurchased approximately 7 million shares of our common stock for a total of $356 million. Of the $356 million, $266 million was paid during the six-month period and $90 million was payable at July 3, 2010 for stock repurchases that did not settle prior to the end of the reporting period. Our current EPS guidance for 2010 assumes that we will be repurchasing between $600 million and $1 billion of our common stock over the full year 2010. Actual 2010 repurchases could be different from our current projections, as influenced by factors such as the impact of changes in our stock price and other competing priorities. During the year-to-date period ended July 4, 2009, we had no stock repurchase activity. The 2010 repurchase activity falls under the program approved in April 2010. On April 23, 2010, our board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. This authorization replaced the previous share buyback program which authorized stock repurchases of up to $1,113 million for 2010.

We paid cash dividends of $286 million and $260 million during the year-to-date periods ended July 3, 2010 and July 4, 2009, respectively. In July 2010, the board of directors declared a dividend of $0.405 per common share, payable on September 15, 2010 to shareholders of record at close of business on September 1, 2010. The dividend of $0.405 per share represents an 8% increase in the $0.375 per share quarterly dividend rate paid during the trailing twelve months. This increase is consistent with our current plan to maintain our dividend pay-out ratio between 40% and 50% of reported net income.

We plan to refinance our $946 million of debt maturing in March 2011 prior to its maturity, and we continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future. We expect to meet these obligations while still meeting our operational needs, including the pursuit of selected bolt-on acquisitions. This will be accomplished through our strong cash flow, borrowings, and maintaining our credit facilities on a global basis.

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

Refer to disclosures contained on pages 24-26 of our 2009 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of July 3, 2010.

The total notional amount of foreign currency derivative instruments as July 3, 2010 was $1,170 million, representing a settlement obligation of $3 million. The total notional amount of foreign currency derivative instruments at January 2, 2010 was $1,588 million, representing a settlement obligation of $24 million. Assuming an unfavorable 10% change in period-end exchange rates, the settlement obligation would have increased by $117 million and $159 million as of July 3, 2010 and January 2, 2010, respectively. Those unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of the end of our 2009 fiscal year, we used the parallel rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollars. In May 2010, the Venezuelan government effectively eliminated the parallel market. In June, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME). We intend to use SITME to settle non-functional currency denominated assets and liabilities. Accordingly, we are using the SITME rate at July 3, 2010 to translate our Venezuelan subsidiary’s financial statements to U.S. dollars. During the second quarter of 2010, we recorded an $8 million foreign exchange gain in other income (expense), net, associated with the translation of our subsidiary’s financials into U.S. dollars. On a year-to-date basis we recorded a $6 million foreign exchange gain in other income (expense), net. On a consolidated basis, Venezuela represents only 1% to 2% of our business; therefore, any ongoing impact is expected to be immaterial.

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

As of July 3, 2010, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
4/4/10 -5/1/10	0	$ 0.00	0	$2,352
Month #2:
5/2/10 - 5/29/10	274,800	$52.87	274,800	$2,337
Month #3:
5/30/10 - 7/3/10	3,747,931	$51.90	3,747,931	$2,142
Total	4,022,731	$51.97	4,022,731

On April 23, 2010, our board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. This authorization replaced the previous share buyback program which authorized stock repurchases of up to $1,113 million for 2010. During the year-to-date period ended July 3, 2010, we repurchased 7 million shares of our common stock for a total of $356 million, of which $266 million was paid during the six-month period and $90 million was payable at July 3, 2010 for stock repurchases that did not settle prior to the end of the reporting period. The 2010 repurchase activity falls under the program approved in April 2010.

Item 6. Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay

31.2	Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger

32.1	Section 1350 Certification from A.D. David Mackay

32.2	Section 1350 Certification from Ronald L. Dissinger

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	To be filed by amendment.

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
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ A. R. Andrews
A. R. Andrews
Principal Accounting Officer; Vice President — Corporate Controller

Date: August 9, 2010

KELLOGG COMPANY

EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)

31.1	Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger	E

32.1	Section 1350 Certification from A. D. David Mackay	E

32.2	Section 1350 Certification from Ronald L. Dissinger	E

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	To be filed by amendment.