Form 10-Q/A
period 2010-07-03
KELLOGG CO
filed 2010-08-20
CIK 55067

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes  ☐    No   ☒

Common Stock outstanding as of July 31, 2010 — 377,760,342 shares

KELLOGG COMPANY

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to Kellogg Company’s quarterly report on Form 10-Q for the period ended July 3, 2010, filed with the Securities and Exchange Commission on August 9, 2010 (“the Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from Kellogg Company’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

KELLOGG COMPANY

Exhibit Index

Item 6. Exhibits

(a)	Exhibit Index:

*31.1	Rule 13a-14(e)/15d-14(a) Certification from A.D. David Mackay

*31.2	Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger

*32.1	Section 1350 Certification from A.D. David Mackay

*32.2	Section 1350 Certification from Ronald L. Dissinger

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase

**101.DEF	XBRL Taxonomy Extension Definition Linkbase

**101.LAB	XBRL Taxonomy Extension Label Linkbase

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed or furnished as an exhibit to Kellogg Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 3, 2010.
**	Furnished with this Form 10-Q/A

KELLOGG COMPANY

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ Ronald. L. Dissinger
Ronald L. Dissinger
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ Alan. R. Andrews
Alan. R. Andrews
Principal Accounting Officer; Vice President — Corporate Controller

Date: August 20, 2010

4