Form 10-Q
period 2010-10-02
KELLOGG CO
filed 2010-11-05
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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

Yes  ☐    No  ☒

Common Stock outstanding as of October 30, 2010 — 368,213,884 shares

KELLOGG COMPANY

INDEX

Page
PART I — Financial Information

Item 1:
Financial Statements

Consolidated Balance Sheet — October 2, 2010 and January 2, 2010	2

Consolidated Statement of Income — quarter and year-to-date periods ended October 2, 2010 and October 3, 2009	3

Consolidated Statement of Equity — year ended January 2, 2010 and year-to-date period ended October 2, 2010	4

Consolidated Statement of Cash Flows — year-to-date periods ended October 2, 2010 and October 3, 2009	5

Notes to Consolidated Financial Statements	6-23

Item 2:
Management’s Discussion and Analysis of Financial Condition and Results of Operations	24-32

Item 3:
Quantitative and Qualitative Disclosures about Market Risk	33

Item 4:
Controls and Procedures	33

PART II — Other Information

Item 1A:
Risk Factors	34

Item 2:
Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 6:
Exhibits	34

Signatures	35

Exhibit Index	36
Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay
Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger
Section 1350 Certification from A. D. David Mackay
Section 1350 Certification from Ronald L. Dissinger

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	October 2, 2010 (unaudited)	January 2, 2010 *
Current assets
Cash and cash equivalents	$559	$334
Accounts receivable, net	1,211	1,093
Inventories:
Raw materials and supplies	232	214
Finished goods and materials in process	720	696
Deferred income taxes	148	128
Other prepaid assets	135	93

Total current assets	3,005	2,558

Property, net of accumulated depreciation of $4,666 and $4,520	3,015	3,010
Goodwill	3,644	3,643
Other intangibles, net of accumulated amortization of $46 and $45	1,457	1,458
Pension	208	160
Other assets	395	371

Total assets	$11,724	$11,200

Current liabilities
Current maturities of long-term debt	$948	$1
Notes payable	594	44
Accounts payable	1,145	1,077
Accrued advertising and promotion	454	409
Accrued income taxes	133	33
Accrued salaries and wages	161	322
Other current liabilities	344	402

Total current liabilities	3,779	2,288

Long-term debt	3,929	4,835
Deferred income taxes	431	425
Pension liability	441	430
Other liabilities	926	947

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	485	472
Retained earnings	6,087	5,481
Treasury stock, at cost	(2,528)	(1,820)
Accumulated other comprehensive income (loss)	(1,931)	(1,966)

Total Kellogg Company equity	2,218	2,272

Noncontrolling interests	—	3

Total equity	2,218	2,275

Total liabilities and equity	$11,724	$11,200

* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales	$3,157	$3,277	$9,537	$9,675

Cost of goods sold	1,788	1,837	5,438	5,529
Selling, general and administrative expense	828	873	2,438	2,497

Operating profit	541	567	1,661	1,649

Interest expense	62	65	188	199
Other income (expense), net	1	(10)	9	(1)

Income before income taxes	480	492	1,482	1,449
Income taxes	143	132	427	416
Earnings (loss) from joint ventures	—	—	—	(1)
Net income	$337	$360	$1,055	$1,032
Net income (loss) attributable to noncontrolling interests	(1)	(1)	(3)	(4)
Net income attributable to Kellogg Company	$338	$361	$1,058	$1,036

Per share amounts:
Basic	$0.91	$0.94	$2.80	$2.71
Diluted	$0.90	$0.94	$2.78	$2.70

Dividends per share	$0.4050	$0.3750	$1.1550	$1.0550

Average shares outstanding:
Basic	373	382	378	382
Diluted	376	384	381	383

Actual shares outstanding at period end			368	379

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

			Capital in excess of par value	Retained earnings			Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
	Common stock				Treasury stock
(unaudited)	shares	amount			shares	amount

Balance, January 3, 2009	419	$105	$438	$4,836	37	($1,790)	($2,141)	$ 1,448	$ 7	$ 1,455
Common stock repurchases					4	(187)		(187)		(187)
Net income (loss)				1,212				1,212	(4)	1,208	$1,208
Dividends				(546)				(546)		(546)
Other comprehensive income							175	175		175	175
Stock compensation			37					37		37
Stock options exercised and other			(3)	(21)	(3)	157		133		133
Balance, January 2, 2010	419	$105	$472	$5,481	38	($1,820)	($1,966)	$ 2,272	$ 3	$ 2,275	$1,383
Common stock repurchases					18	(907)		(907)		(907)
Net income (loss)				1,058				1,058	(3)	1,055	1,055
Dividends				(435)				(435)		(435)
Other comprehensive income (loss)							35	35		35	35
Stock compensation			16					16		16
Stock options exercised and other			(3)	(17)	(5)	199		179		179

Balance, October 2, 2010	419	$105	$485	$6,087	51	($2,528)	($1,931)	$ 2,218	$ —	$ 2,218	$1,090

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Year-to-date period ended
(unaudited)	October 2, 2010	October 3, 2009
Operating activities
Net income	$1,055	$1,032
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	265	282
Deferred income taxes	(53)	(9)
Other	116	(18)
Postretirement benefit plan contributions	(45)	(93)
Changes in operating assets and liabilities:
Trade receivables	(125)	(240)
Inventories	(43)	35
Accounts payable	68	(54)
Accrued income taxes	63	84
Accrued interest expense	(18)	(33)
Accrued and prepaid advertising, promotion and trade allowances	33	151
Accrued salaries and wages	(161)	9
All other current assets and liabilities	(76)	84

Net cash provided by operating activities	1,079	1,230

Investing activities
Additions to properties	(252)	(252)
Other	2	1

Net cash used in investing activities	(250)	(251)

Financing activities
Net issuances (reductions) of notes payable	547	(915)
Issuances of long-term debt	—	745
Reductions of long-term debt	(1)	—
Net issuances of common stock	178	34
Common stock repurchases	(907)	(187)
Cash dividends	(435)	(403)
Other	7	2

Net cash used in financing activities	(611)	(724)

Effect of exchange rate changes on cash and cash equivalents	7	17

Increase in cash and cash equivalents	225	272
Cash and cash equivalents at beginning of period	334	255

Cash and cash equivalents at end of period	$559	$527

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended October 2, 2010 (unaudited)

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

The condensed balance sheet data at January 2, 2010 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended October 2, 2010 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Note 2 Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the year-to-date period ended October 2, 2010 are presented in the following table. Certain of the Company’s goodwill balances are subject to foreign currency translation adjustments. Fluctuations in exchange rates contributed to the change in goodwill balance for the period.

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	Asia Pacific (a)	Consolidated
January 2, 2010	$3,539	$62	$—	$42	$3,643
Currency translation adjustment	—	(1)	—	2	1
October 2, 2010	$3,539	$61	$—	$44	$3,644

(a) Includes Australia, Asia and South Africa.

Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization
(millions)	October 2, 2010	January 2, 2010	October 2, 2010	January 2, 2010
Trademarks	$19	$19	$16	$15
Other	41	41	30	30
Total	$60	$60	$46	$45

For intangible assets in the preceding table, amortization was less than $1 million for each of the current and prior year comparable quarters. The currently estimated aggregate annual amortization expense for full-year 2010 and each of the four succeeding fiscal years is approximately $2 million.

Intangible assets not subject to amortization

	Total carrying amount
(millions)	October 2, 2010	January 2, 2010
Trademarks	$1,443	$1,443

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

2010 activities

During the third quarter of 2010, the Company incurred exit costs related to two ongoing programs which will result in cost of goods sold (COGS) and selling, general and administrative (SGA) expense savings. The COGS program relates to Kellogg’s lean, efficient, and agile network (K LEAN). The SGA programs focus on the efficiency and effectiveness of various support functions.

Total charges incurred during the quarter and year-to-date periods ended October 2, 2010 were as follows:

	Quarter ended, October 2, 2010			Year-to-date period ended, October 2, 2010
(millions)	COGS program	SGA programs	Total	COGS program	SGA programs	Total
Employee severance	$—	$1	$1	$2	$2	$4
Other cash costs (a)	—	1	1	—	6	6
Retirement benefits (b)	—	5	5	1	5	6
Total	$—	$7	$7	$3	$13	$16

(a)	Includes cash costs for equipment removal and relocation.
(b)	Pension plan curtailment losses and special termination benefits.

Total program costs incurred through October 2, 2010 were as follows:

	Total program costs through October 2, 2010
	COGS program	SGA programs	Total
Employee severance	$17	$19	$36
Other cash costs (a)	6	14	20
Retirement benefits (b)	4	5	9
Total	$27	$38	$65

(a)	Includes cash costs for equipment removal and relocation.
(b)	Pension plan curtailment losses and special termination benefits.

In 2009, the Company commenced K LEAN. Refer to page 35 of the Company’s 2009 Annual Report on Form 10-K for further information on this initiative. Based on forecasted foreign exchange rates, the Company currently expects to incur $35 million in total exit costs; $27 million has been incurred to date which represents employee severance and other cash costs associated with the elimination of hourly and salaried positions at various global manufacturing facilities. Costs for this program impacted the following operating segments for the quarter and year-to-date periods ended October 2, 2010 and October 3, 2009 as follows:

	COGS program
	Quarter ended		Year-to-date period ended
(millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
North America	$—	$2	$1	$12
Europe	—	4	2	5
Asia Pacific (a)	—	1	—	1
Total	$—	$7	$3	$18

(a)	Includes Australia, Asia and South Africa.

In 2009, the Company commenced various SGA programs which will result in an improvement in the efficiency and effectiveness of various support functions. Refer to page 35 of the Company’s 2009 Annual Report on Form 10-K for further information on this initiative. Based on forecasted foreign exchange rates, the Company currently expects to incur $40 million in total exit costs; $38 million has been incurred to date which represents severance and other cash costs associated with the elimination of salaried positions. These programs are expected to be substantially complete by the end of 2010. Costs for these programs impacted the following operating segments for the quarter and year-to-date periods ended October 2, 2010 and October 3, 2009 as follows:

	SGA programs
	Quarter ended		Year-to-date period ended
(millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
North America	$6	$—	$10	$5
Europe	1	5	1	5
Asia Pacific (a)	—	—	2	—
Total	$7	$5	$13	$10

(a)	Includes Australia, Asia and South Africa.

Reserves for the COGS and SGA programs are primarily for employee severance and will be paid out by the end of 2010. The detail is as follows:

(millions)	Balance January 2, 2010	Accruals	Payments	Balance October 2, 2010
COGS program	$6	$2	$(5)	$3
SGA programs	12	2	(12)	2
Manufacturing optimization	7	—	(6)	1
Total	$25	$4	$(23)	$6

Other prior year activities

The Company also incurred $6 million of exit costs for the quarter ended October 3, 2009 for two programs: the European manufacturing optimization plan in Bremen Germany; and the supply chain rationalization in Latin America. These costs were recorded in COGS within the Europe and Latin America operating segments.

The programs were completed as of the end of 2009. Refer to page 36 of the Company’s 2009 Annual Report on Form 10-K for further information on these initiatives.

The following tables present the total exit costs for these programs for the quarter and year-to-date periods ended October 3, 2009.

	Quarter ended, October 3, 2009
(millions)	Employee severance	Other cash costs (a)	Asset write-offs	Retirement benefits (b)	Total
Manufacturing optimization	$1	$—	$—	$—	$1
Supply chain rationalization	2	—	3	—	5
Total	$3	$—	$3	$—	$6

(a)	Includes cash costs for equipment removal and relocation.
(b)	Pension plan curtailment losses and special termination benefits.

	Year-to-date period ended, October 3, 2009
(millions)	Employee severance	Other cash costs (a)	Asset write-offs	Retirement benefits (b)	Total
Manufacturing optimization	$7	$—	$—	$—	$ 7
Supply chain rationalization	2	—	3	—	5
Total	$9	$—	$3	$—	$12

(a)	Includes cash costs for equipment removal and relocation.
(b)	Pension plan curtailment losses and special termination benefits.

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 9 million and 4 million for the quarter and year-to-date periods ended October 2, 2010, respectively, and 12 million and 20 million for the quarter and year-to-date periods ended October 3, 2009, respectively.

Quarters ended October 2, 2010 and October 3, 2009:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2010
Basic	$338	373	$ 0.91
Dilutive potential common shares		3	(0.01)
Diluted	$338	376	$ 0.90
2009
Basic	$361	382	$0.94
Dilutive potential common shares		2	—
Diluted	$361	384	$ 0.94

Year-to-date periods ended October 2, 2010 and October 3, 2009:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2010
Basic	$1,058	378	$ 2.80
Dilutive potential common shares		3	(0.02)
Diluted	$1,058	381	$ 2.78
2009
Basic	$1,036	382	$ 2.71
Dilutive potential common shares		1	(0.01)
Diluted	$1,036	383	$ 2.70

During the year-to-date period ended October 2, 2010, the Company issued 0.2 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 5.

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. This authorization replaced the previous share buyback program which authorized stock repurchases of up to $1,113 million for 2010. During the year-to-date period ended October 2, 2010, the Company repurchased 18 million shares of common stock for a total of $907 million. During the year-to-date period ended October 3, 2009, the Company spent $187 million to purchase approximately 4 million shares.

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

Pre-tax adjustments to the Company’s other comprehensive income balances related to pension and post-retirement benefits arising during the periods for net experience gain (loss) and prior service credit (costs) are summarized as follows:

	Quarter ended		Year-to-date period ended
(millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Census-related valuation update	$ —	$—	($16)	($42)
Foreign currency remeasurement	(29)	—	4	(48)
Total	($29)	$—	($12)	($90)

During the first quarter of 2010, the Company amended its U.S. postretirement healthcare benefit plan, which resulted in a $17 million decrease of a deferred tax asset.

Quarter ended October 2, 2010:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2010
Net income			$337
Other comprehensive income:
Foreign currency translation adjustments	$163	$—	163
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(2)	1	(1)
Reclassification to net earnings	6	(1)	5
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(27)	8	(19)
Prior service credit (cost)	(2)	—	(2)
Reclassification to net earnings:
Net experience loss	25	(8)	17
Prior service cost	3	(1)	2
	$166	($1)	165
Total comprehensive income			$502

Quarter ended October 3, 2009:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2009
Net income			$360
Other comprehensive income:
Foreign currency translation adjustments	($5)	$—	(5)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(26)	9	(17)
Reclassification to net earnings	18	(6)	12
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	—	—	—
Prior service credit (cost)	—	—	—
Reclassification to net earnings:
Net experience loss	16	(5)	11
Prior service cost	3	(1)	2
	$6	($3)	3
Total comprehensive income			$363

Year-to-date period ended October 2, 2010:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2010
Net income			$1,055
Other comprehensive income:
Foreign currency translation adjustments	$5	$—	5
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(41)	12	(29)
Reclassification to net earnings	37	(10)	27
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(12)	3	(9)
Prior service credit (cost)	—	(17)	(17)
Reclassification to net earnings:
Net experience loss	76	(24)	52
Prior service cost	9	(3)	6
	$74	($39)	35
Total comprehensive income			$1,090

Year-to-date period ended October 3, 2009:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2009
Net income			$1,032
Other comprehensive income:
Foreign currency translation adjustments	$107	$—	107
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(8)	3	(5)
Reclassification to net earnings	(5)	2	(3)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(73)	23	(50)
Prior service credit (cost)	(17)	6	(11)
Reclassification to net earnings:
Net experience loss	47	(15)	32
Prior service cost	8	(3)	5
	$59	$16	75
Total comprehensive income			$1,107

Accumulated other comprehensive income (loss) as of October 2, 2010 and January 2, 2010 consisted of the following:

(millions)	October 2, 2010	January 2, 2010
Foreign currency translation adjustments	($766)	($771)
Cash flow hedges—unrealized net loss	(32)	(30)
Postretirement and postemployment benefits:
Net experience loss	(1,061)	(1,104)
Prior service cost	(72)	(61)
Total accumulated other comprehensive income (loss)	($1,931)	($1,966)

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

The Company classifies pre-tax stock compensation expense in selling, general and administrative expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended		Year-to-date period ended
(millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Pre-tax compensation expense	$1	$9	$24	$37
Related income tax benefit	$—	$3	$8	$13

As of October 2, 2010, total stock-based compensation cost related to non-vested awards not yet recognized was $40 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the year-to-date periods ended October 2, 2010 and October 3, 2009, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described on pages 41 and 42 of the Company’s 2009 Annual Report on Form 10-K.

Year-to-date period ended October 2, 2010:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$45
Granted	4	53
Exercised	(4)	44
Forfeitures and expirations	—	—
Outstanding, end of period	26	$46	6.5	$129
Exercisable, end of period	20	$46	5.7	$104

Year-to-date period ended October 3, 2009:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$45
Granted	4	40
Exercised	(1)	36
Forfeitures and expirations	—	—
Outstanding, end of period	29	$45	6.7	$134
Exercisable, end of period	24	$45	6.1	$102

The weighted-average fair value of options granted was $7.90 per share for the year-to-date period ended October 2, 2010 and $6.33 per share for the year-to-date period ended October 3, 2009. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk- free interest rate	Dividend yield
Grants within the year-to-date period ended October 2, 2010:	20.00%	4.94	2.54%	2.80%

The total intrinsic value of options exercised was $40 million for the year-to-date period ended October 2, 2010 and $4 million for the year-to-date period ended October 3, 2009.

Performance shares

In the first quarter of 2010, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2010 target grant currently corresponds to approximately 210,000 shares, with a grant-date fair value of $48 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at October 2, 2010, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	October 2, 2010
2008 Award	$16
2009 Award	$18
2010 Award	$21

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

Pension

	Quarter ended		Year-to-date period ended
(millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Service cost	$22	$20	$66	$60
Interest cost	52	49	151	147
Expected return on plan assets	(82)	(80)	(238)	(237)
Amortization of unrecognized prior service cost	4	4	11	10
Recognized net loss	20	12	60	35
Total pension expense	$16	$5	$50	$15

Other nonpension postretirement
	Quarter ended		Year-to-date period ended
(millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Service cost	$5	$4	$15	$13
Interest cost	16	16	48	49
Expected return on plan assets	(16)	(17)	(48)	(51)
Amortization of unrecognized prior service cost	(1)	(1)	(2)	(2)
Recognized net loss	4	3	13	9
Total postretirement benefit expense	$8	$5	$26	$18

Postemployment
	Quarter ended		Year-to-date period ended
(millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Service cost	$1	$2	$4	$5
Interest cost	1	1	3	3
Recognized net loss	1	1	3	3
Total postemployment benefit expense	$3	$4	$10	$11

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
October 2, 2010	$ 6	$ 3	$ 9
October 3, 2009	$ 6	$ 3	$ 9
Year-to-date period ended:
October 2, 2010	$ 35	$ 10	$ 45
October 3, 2009	$ 83	$ 10	$ 93
Full year:
Fiscal year 2010 (projected)	$335	$280	$615
Fiscal year 2009 (actual)	$ 87	$ 13	$100

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

During the first quarter of 2010, the Company amended its U.S. postretirement healthcare benefit plan, which resulted in a decrease of a deferred tax asset of $17 million. This impact was recorded in other comprehensive income.

Note 7 Income taxes

The consolidated effective income tax rate for 2010 as compared to 2009 is as follows:

Effective income tax rate
Quarter ended:
October 2, 2010	30%
October 3, 2009	27%
Year-to-date period ended:
October 2, 2010	29%
October 3, 2009	29%

The consolidated effective tax rate for the quarter ended October 2, 2010 was higher than the prior period due to the positive impact of various provision-to-return adjustments.

As of October 2, 2010, the Company classified $48 million of unrecognized tax benefits as a current liability, representing several income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance, expected to be settled within one year, offset by $11 million of projected additions. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended October 2, 2010; $106 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
January 2, 2010	$130
Tax positions related to current year:
Additions	10
Tax positions related to prior years:
Additions	2
Reductions	(10)
Settlements	(4)
October 2, 2010	$128

The current portion of the Company’s unrecognized tax benefits is presented in the balance sheet within accrued income taxes and the amount expected to be settled after one year is recorded in other liabilities.

The Company classifies income tax-related interest and penalties as interest expense and SGA expense, respectively.

(millions)
Interest expense recognized for the year-to-date period ending October 2, 2010	$4
Interest accrued at October 2, 2010	$27

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

Total notional amounts of the Company’s derivative instruments at October 2, 2010 and January 2, 2010 were as follows:

(millions)	October 2, 2010	January 2, 2010
Foreign currency exchange contracts	$1,206	$1,588
Interest rate contracts	1,900	1,900
Commodity contracts	207	213
Total	$3,313	$3,701

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

Commodity contracts are accounted for as cash flow hedges. The assessment of effectiveness for exchange-traded instruments is based on changes in futures prices. The assessment of effectiveness for over-the-counter transactions is based on changes in designated indices.

Credit-risk-related contingent features

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on October 2, 2010 was $39 million. If the credit-risk-related contingent features were triggered as of October 2, 2010, the Company would be required to post collateral of $39 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of October 2, 2010 triggered by credit-risk-related contingent features.

Fair value measurements

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that are included in each category at October 2, 2010 and January 2, 2010.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of October 2, 2010 or January 2, 2010.

Fair values of these assets and liabilities in the Consolidated Balance Sheet measured at fair value on a recurring basis consists of derivatives designated as hedging instruments, and as of October 2, 2010 and January 2, 2010 were as follows:

	Level 1		Level 2		Total
(millions)	October 2, 2010	January 2, 2010	October 2, 2010	January 2, 2010	October 2, 2010	January 2, 2010
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$—	$34	$7	$34	$7
Interest rate contracts:
Other prepaid assets	—	—	1	—	1	—
Other assets	—	—	82	44	82	44
Commodity contracts:
Other prepaid assets	6	4	—	—	6	4
Total assets	$6	$4	$117	$51	$123	$55
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$—	($11)	($31)	($11)	($31)
Interest rate contracts:
Other liabilities	—	—	—	(1)	—	(1)
Commodity contracts:
Other current liabilities	(3)	—	(11)	(6)	(14)	(6)
Other liabilities	—	—	(30)	(14)	(30)	(14)
Total liabilities	($3)	$—	($52)	($52)	($55)	($52)

The effect of derivative instruments on the Consolidated Statement of Income for the quarters ended October 2, 2010 and October 3, 2009 were as follows:

Derivatives in fair value hedging relationships (millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 2, 2010	October 3, 2009
Foreign currency exchange contracts	Other income (expense), net	$26	$(30)
Interest rate contracts	Interest expense	9	9
Total		$35	$(21)

Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income(a)
	October 2, 2010	October 3, 2009		October 2, 2010	October 3, 2009		October 2, 2010	October 3, 2009
Foreign currency exchange contracts	$ 2	$(16)	COGS	$(8)	$ (3)	Other income (expense), net	$ —	$ —
Foreign currency exchange contracts	(2)	1	SGA expense	(1)	—	Other income (expense), net	—	—
Interest rate contracts	—	—	Interest expense	(1)	(1)	N/A	—	—
Commodity contracts	(2)	(11)	COGS	4	(14)	Other income (expense), net	—	(2)
Total	$(2)	$(26)		$(6)	$(18)		$ —	$(2)

Derivatives not designated as hedging instruments (millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 2, 2010	October 3, 2009
Foreign currency exchange contracts	Other income (expense), net	$ —	$ —
Total		$ —	$ —

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

The effect of derivative instruments on the Consolidated Statement of Income for the year-to-date periods ended October 2, 2010 and October 3, 2009 were as follows:

Derivatives in fair value hedging relationships (millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 2, 2010	October 3, 2009
Foreign currency exchange contracts	Other income (expense), net	$(25)	$(38)
Interest rate contracts	Interest expense	29	18
Total		$ 4	$(20)

Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income(a)
	October 2, 2010	October 3, 2009		October 2, 2010	October 3, 2009		October 2, 2010	October 3, 2009
Foreign currency exchange contracts	$(10)	$(19)	COGS	$(21)	$15	Other income (expense), net	$—	$(1)
Foreign currency exchange contracts	—	3	SGA expense	(1)	(2)	Other income (expense), net	—	—
Interest rate contracts	—	2	Interest expense	(3)	(4)	N/A	—	—
Commodity contracts	(31)	6	COGS	(12)	(4)	Other income (expense), net	(1)	(2)
Total	$(41)	$ (8)		$(37)	$ 5		$(1)	$(3)

Derivatives not designated as hedging instruments (millions)						Location of gain (loss) recognized in income	Gain (loss) recognized in income
							October 2, 2010	October 3, 2009
Foreign currency exchange contracts						Other income (expense), net	$—	$1
Total							$—	$1

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt is calculated based on broker quotes and was as follows at October 2, 2010:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$ 975	$ 948
Long-term debt	4,567	3,929

Total	$ 5,542	$ 4,877

Credit risk concentration

The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative financial and commodity contracts. Management believes a concentration of credit risk with respect to derivative counterparties is limited due to the credit ratings of the counterparties and the use of master netting and reciprocal collateralization agreements.

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of $57 million as of October 2, 2010.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or our counterparties exceeds a certain amount. There were no collateral balance requirements at October 2, 2010.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 28% of consolidated trade receivables at October 2, 2010.

Note 9 Voluntary product recall

On June 25, 2010, the Company announced a voluntary recall of select packages of Kellogg’s cereal in the U.S. due to an odor from waxy resins found in the package liner. Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded as COGS; and other recall costs were recorded as SGA expenses. During the quarter, the Company refined the estimated costs of the recall, which resulted in a reduction of $1 million, for a year-to-date expense through October 2, 2010 of $47 million, or $.09 per share on a diluted basis. In addition to the costs of the voluntary recall, the Company also lost sales of the impacted products in the second and third quarters of 2010.

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

	Quarter ended		Year-to-date period ended
(millions)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Net sales
North America	$2,130	$2,187	$6,469	$6,574
Europe	564	631	1,730	1,805
Latin America	247	262	709	750
Asia Pacific (a)	216	197	629	546
Consolidated	$3,157	$3,277	$9,537	$9,675
Segment operating profit
North America	$404	$415	$1,261	$1,244
Europe	102	105	307	304
Latin America	34	51	126	157
Asia Pacific (a)	25	28	82	74
Corporate	(24)	(32)	(115)	(130)
Consolidated	$541	$567	$1,661	$1,649

(a)	Includes Australia, Asia and South Africa.

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

For the quarter ended October 2, 2010, our reported net sales decreased 4% compared to the same period last year; internal net sales decreased 2%. Consolidated operating profit decreased 5%, while internal operating profit decreased 3%. Diluted earnings per share (EPS) declined 4% to $0.90, compared to $0.94 in the comparable prior period. EPS on a currency neutral basis was down 2%.

On a year-to-date basis, our reported net sales were down 1%, with internal net sales down 2%. Consolidated operating profit increased 1% on a reported basis and 1% on an internal basis. Diluted EPS was up 3%, at $2.78, compared to $2.70 in the prior year. EPS on a currency neutral basis was up 4%.

We have lowered our guidance for the full year to reflect weaker performance in some of our core cereal markets, continued competitive intensity and the impact of the voluntary cereal recall in the U.S. which is discussed further in the “Voluntary product recall” section. For the full year, we now expect our internal net sales to be down approximately 1%. Internal operating profit is expected to be approximately flat compared to the prior year and currency neutral earnings per share is expected to grow 4 to 5%.

For 2011, we expect to grow internal net sales by low single-digits. Internal operating profit is expected to be flat to down 2%. EPS on a currency-neutral basis is expected to grow low single-digits.

Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the third quarter of 2010 versus 2009:

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2010 net sales	$2,130	$564	$247	$216	$—	$3,157

2009 net sales	$2,187	$631	$262	$197	$—	$3,277

% change — 2010 vs. 2009:
Volume (tonnage) (b)	-4.2%	-4.9%	-3.8%	11.1%	—	-3.4%
Pricing/mix	1.3%	-.5%	8.4%	-9.4%	—	.9%
Subtotal — internal business	-2.9%	-5.4%	4.6%	1.7%	—	-2.5%
Foreign currency impact	.3%	-5.0%	-10.1%	7.3%	—	-1.1%
Total change	-2.6%	-10.4%	-5.5%	9.0%	—	-3.6%
(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2010 operating profit	$404	$102	$34	$25	$(24)	$541

2009 operating profit	$415	$105	$51	$28	$(32)	$567

% change — 2010 vs. 2009:
Internal business	-2.9%	2.4%	-18.2%	-16.8%	20.7%	-3.0%
Foreign currency impact	.3%	-5.4%	-14.0%	6.9%	—%	-1.7%
Total change	-2.6%	-3.0%	-32.2%	-9.9%	20.7%	-4.7%

(a)	Includes Australia, Asia, and South Africa.
(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

Our consolidated net sales were down 4% reflecting weakness in our core cereal markets, competitive pressures, and the impact of the second quarter 2010 voluntary recall of select packages of breakfast cereals. Reported net sales was positively impacted by currency, resulting in an internal net sales decline of 2%.

Internal net sales for our North America operating segment declined 3%. North America has three product groups: retail cereal, retail snacks and frozen and specialty channels. Retail cereal’s internal net sales declined by 6% in the quarter. Heavy promotional pricing drove deflation into the category. Despite the deflation, the cereal category continued to be weak and we experienced a decrease in consumption. Consumer consumption impacts purchases by retailers, who are our primary customers. Our consumption was negatively impacted by the ongoing effect of the voluntary cereal recall that occurred in the second quarter of 2010. The brands involved in the recall, our kids’ brands, were the cornerstone of our back-to-school promotions in the third quarter. While we tried to re-work our promotional plans, our competitors were more aggressive than we expected and benefited from our supply issues resulting from the recall. We have also been impacted by less support from non-measured channels this year.

The retail snack product group (cookies, crackers, toaster pastries, cereal bars, and fruit snacks) grew by less than 1%. The modest growth was driven by Pop-Tarts and strong wholesome snack bar sales including our bar innovations such as FiberPlus Chocolate Peanut Butter and Special K Fruit Crisps. The good performance in wholesome snacks was masked by weaker performance in cookies.

Internal net sales in the frozen and specialty channels (frozen foods, food service and vending) decreased by 5%. In our waffle business, our customers are not resetting their shelves as quickly as we had expected and the pace of consumers’ response is slower than projected.

Our International operating segments’ internal net sales were down 2% compared to the prior year. Europe’s internal net sales declined 5% in the third quarter. We are seeing price deflation in many food categories across Europe, especially in the U.K. Continued weakness in the Russia snack business drove lower volumes and contributed to Europe’s lower top line results. Latin America’s internal net sales growth was up 5%, on top of last year’s strong 9% growth. Cereal growth across the region mitigated a decline in snacks. Our decline in snacks is largely driven by Venezuela where we import products from Mexico. The imports have been impacted by exchange rate controls in Venezuela. Internal net sales in Asia Pacific grew 2% driven by strong performance across Asia and South Africa. This was muted by a decline in Australia where the cereal category is facing price deflation.

Consolidated operating profit declined by 5% on an as reported basis and by 3% on an internal basis, when excluding the impact of foreign currency translation. Softness in sales, increased investment in advertising, a decrease in volume going through our manufacturing plants and increased costs more than offset the benefit of lower incentive compensation expense, resulting in an overall decline in operating profit. Incentive compensation is based upon the Company’s actual results compared to our targets. Given results are lower than expected, incentive compensation decreased in the third quarter, including a year-to-date adjustment.

Internal operating profit in North America decreased by 3%, Europe’s grew by 2%, Latin America’s declined by 18% and Asia Pacific’s declined by 17%. North America’s operating profit was negatively impacted by increased promotional activity in the cereal category, the ongoing impact of the second quarter 2010 voluntary recall as well as a slower than anticipated rebound in our waffle business. In addition, higher supply chain costs and increased advertising contributed to the decline. This was partially offset by lower up-front costs and lower incentive compensation expense. Europe’s increase in internal operating profit was attributable to supply chain efficiencies, lower up-front costs and a decrease in incentive compensation expense. Latin America’s decline was due primarily to increased commodity costs, incremental operating and distribution costs in Mexico as well as overhead inflation and a modest increase in advertising. Asia Pacific’s decline was due to increased investments in advertising and promotion. Corporate benefited from lower incentive compensation expense.

The following tables provide analysis of our net sales to operating performance for the year-to-date periods of 2010 compared to 2009. Our weak top-line growth in the second and third quarter of 2010 has more than offset our first quarter increase, resulting in a decrease in year-to-date internal net sales of 1%. Internal operating profit is up 1% compared to the prior year due to lower up-front costs and reduced incentive compensation expense which more than offset the softness in the business.

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2010 net sales	$6,469	$1,730	$709	$629	$—	$9,537

2009 net sales	$6,574	$1,805	$750	$546	$—	$9,675

% change — 2010 vs. 2009:
Volume (tonnage) (b)	-2.8%	-2.3%	-3.7%	3.0%	—	-2.4%
Pricing/mix	.5%	.2%	7.3%	-.9%	—	.9%
Subtotal — internal business	-2.3%	-2.1%	3.6%	2.1%	—	-1.5%
Foreign currency impact	.7%	-2.0%	-9.1%	13.0%	—	.1%
Total change	-1.6%	-4.1%	-5.5%	15.1%	—	-1.4%
(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2010 operating profit	$1,261	$307	$126	$82	$(115)	$1,661

2009 operating profit	$1,244	$304	$157	$74	$(130)	$1,649

% change — 2010 vs. 2009:
Internal business	.5%	4.3%	-9.3%	-5.7%	11.1%	.9%
Foreign currency impact	.8%	-3.3%	-10.1%	17.0%	—	-.2%
Total change	1.3%	1.0%	-19.4%	11.3%	11.1%	.7%

(a)	Includes Australia, Asia, and South Africa.
(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

Margin performance

Margin performance for the third quarter and year-to-date periods of 2010 versus 2009 is as follows:

Quarter	2010	2009	Change vs. prior year (pts.)
Gross margin (a)	43.4%	43.9%	-0.5
SGA% (b)	-26.3%	-26.6%	0.3
Operating margin	17.1%	17.3%	-0.2
Year-to-date	2010	2009	Change
Gross margin (a)	43.0%	42.9%	0.1
SGA% (b)	-25.6%	-25.9%	0.3
Operating margin	17.4%	17.0%	0.4

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.
(b)	Selling, general, and administrative expense as a percentage of net sales.

As illustrated in the preceding table, our consolidated gross margin decreased by 50 basis points in the quarter due primarily to lower volume. While we are achieving savings from our cost reduction initiatives, we continue to experience inflationary cost pressures for fuel, energy, commodities and employee benefits. Our selling, general and administrative (SGA) expenses were down in the quarter due a reduction in incentive compensation expense.

On a year-to-date basis, gross margin was flat compared to the prior year comparable period. We expect our full year gross margin to be flat or down slightly. Our SGA expenses on a year-to-date basis were down due to the third quarter adjustment for lower incentive compensation expense.

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

	Quarter ended		Year-to-date ended
Consolidated results	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Diluted net earnings per share (EPS)	$0.90	$ 0.94	$2.78	$ 2.70
Translational impact (a)	0.02	0.06	0.02	0.23
Currency neutral EPS	$0.92	$ 1.00	$2.80	$ 2.93
Currency neutral EPS growth (b)	-2%		4%

(a)	Translation impact is the difference between reported EPS and the translation of current year net profits at prior year exchange rates, adjusted for gains (losses) on translational hedges, if applicable.
(b)	Calculated as a percentage of growth from the prior year’s reported EPS.

Voluntary product recall

On June 25, 2010, we announced a voluntary recall of select packages of Kellogg’s cereal in the U.S. due to an odor from waxy resins found in the package liner. Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded as cost of goods sold (COGS); and other recall costs were recorded as selling, general and administrative expenses. During the quarter, we refined the estimated costs of the recall, which resulted in a reduction of $1 million, for a year-to-date expense through October 2, 2010 of $47 million, or $.09 per share on a diluted basis. In addition to the costs of the voluntary recall, we also lost sales of the impacted products in the second and third quarters of 2010.

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

Costs incurred during the quarter and year-to-date period ended October 2, 2010 were as follows:

	Quarter ended, October 2, 2010			Year-to-date period ended, October 2, 2010
(millions)	COGS programs	SGA programs	Total	COGS programs	SGA programs	Total
North America	$—	$1	$1	$12	$2	$14
Europe	3	—	3	9	—	9
Latin America	1	—	1	2	—	2
Asia Pacific	1	—	1	2	—	2
Corporate	—	1	1	—	3	3
Total	$5	$2	$7	$25	$5	$30

Total program costs incurred to date were as follows:

	Total program costs through October 2, 2010
(millions)	COGS programs	SGA programs	Total
North America	$62	$15	$ 77
Europe	19	2	21
Latin America	7	—	7
Asia Pacific	7	—	7
Corporate	—	3	3
Total	$95	$20	$115

The additional cost and cash outlay in 2010 for these programs, excluding exit costs, is estimated to be $10 to $15 million. The projects are expected to be substantially complete by the end of 2010.

SAP reimplementation

We are reimplementing SAP, which will result in process and productivity improvements. The program is expected to require an investment of approximately $150 million, the majority of which is capital related. In addition to internal resources, we are incurring incremental consulting costs associated with the reimplementation, which will take effect from 2011 through 2013.

In the third quarter of 2010, we incurred approximately $2 million of consulting costs associated with this program, for a year to date total of $6 million.

Prior year activities

During the third quarter of October 3, 2009, we incurred $15 million of consulting and other costs in connection with our COGS and SGA programs. Costs were recorded in the following operating segments for the quarter and year-to-date period ended October 3, 2009.

	Quarter ended, October 3, 2009			Year-to-date period ended, October 3, 2009
(millions)	COGS programs	SGA programs	Total	COGS programs	SGA programs	Total
North America	$ 9	$1	$10	$34	$7	$41
Europe	3	—	3	6	—	6
Latin America	1	—	1	3	—	3
Asia Pacific	1	—	1	2	—	2
Total	$14	$1	$15	$45	$7	$52

Interest expense

For the quarter and year-to-date period ended October 2, 2010, interest expense was $62 million and $188 million, respectively, as compared to the quarter and year-to-date period ended October 3, 2009 with interest expense of $65 million and $199 million, respectively.

For the full year 2010, we expect gross interest expense to be approximately $250 million, compared to 2009’s full year amount of $295 million. The forecasted decline is driven primarily by costs of the bond tender executed in 2009.

Income taxes

The consolidated effective income tax rate was 30% for the quarter ended October 2, 2010, as compared to 27% for the comparable quarter of 2009. The year-to-date consolidated effective tax rate for 2010 was 29% consistent with 29% in the previous year.

For the full year 2010, we currently expect the consolidated effective income tax rate to be approximately 29%. We estimate 2011’s effective rate to be approximately 30%. Our estimate of the effective income tax rate for any period is highly influenced by country mix of earnings, changes in statutory tax rates, timing of implementation of tax planning initiatives, and developments which affect our evaluation of uncertain tax positions.

Liquidity and capital resources

Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products. Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) was approximately 22 days during the 12 month periods ended October 2, 2010 and October 3, 2009. During the 12 month period ended October 2, 2010, the unfavorable impact on the cash conversion cycle resulting from higher days of inventory outstanding was more than offset by an increase in days of trade payables outstanding.

	Year-to-date period ended		Change versus prior year
(millions)	October 2, 2010	October 3, 2009
Operating activities
Net income	$1,055	$1,032	$23
Items in net income not requiring (providing) cash:
Depreciation and amortization	265	282	(17)
Deferred income taxes	(53)	(9)	(44)
Other	116	(18)	134
Net Income after non-cash items	1,383	1,287	96

Postretirement benefit plan contributions	(45)	(93)	48
Changes in operating assets and liabilities:
Core working capital (a)	(100)	(259)	159
Other working capital	(159)	295	(454)
	(259)	36	(295)
Net cash provided by operating activities	$1,079	$1,230	$(151)

(a)	Inventory and trade receivables less trade payables.

Lower operating cash flow in 2010 was the result of an unfavorable year-over-year variance in other working capital, which more than offset a favorable variance relating to core working capital.

The unfavorable variance in other working capital in 2010 primarily reflected lower salary and wage accruals due to the decrease in incentive compensation and higher payments for advertising. An increase in cash paid for the settlement of hedge contracts in 2010 versus the prior year period was also a factor.

Cash flows associated with core working capital in 2010 were favorable compared with the same period in 2009, largely the result of improvements in trade payables and receivables. We continue to manage core working capital by focusing on the timely collection of trade receivables, extending terms on accounts payable and careful monitoring of inventory.

Our pension and other postretirement benefit plan contributions amounted to $45 million and $93 million for the year-to-date periods ended October 2, 2010 and October 3, 2009, respectively. For full year 2010, we currently expect that our contribution to pension and other postretirement plans will total approximately $615 million, including a voluntary contribution of $500 million, net of tax. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Year-to-date period ended		Change versus prior year
(dollars in millions)	October 2, 2010	October 3, 2009
Net cash provided by operating activities	$1,079	$1,230	(12.3)%
Additions to properties	(252)	(252)
Cash flow	$ 827	$ 978	(15.4)%

For 2010, we are projecting cash flow (as defined) within a range of $450 to $500 million. This projection has been lowered to reflect our voluntary pension and post-retirement benefit plan contributions, net of tax.

Investing activities

Our net cash used in investing activities for 2010 year-to-date amounted to $250 million, on par with cash used of $251 million for the same period in 2009.

For fiscal year 2010, we project that capital spending will total approximately $470 million. This reflects investment in our information technology infrastructure as we reinstall and upgrade our SAP platform as well as investments in our supply chain.

For fiscal year 2011, we expect capital spending to be 4% of net sales, which is at the high end of our range of 3 to 4 percent of net sales.

Financing activities

Our net cash used in financing activities for the year-to-date period ended October 2, 2010 amounted to $611 million compared with $724 million for the comparable period in 2009.

We had positive cash flows associated with the issuance of commercial paper in 2010, while we reduced commercial paper outstanding during the first nine months of 2009, primarily through the use of $745 million proceeds associated with our May 2009 issuance of $750 million in long-term debt.

Cash inflows from net issuances of common stock amounted to $178 million in the first nine months of 2010 compared with $34 million during the same period in 2009, with the increase attributable to a higher level of stock option exercise activity in 2010.

During the year-to-date period ended October 2, 2010, we repurchased approximately 18 million shares of our common stock for a total of $907 million. During full year 2010, we expect repurchases of our common stock to be up to $1.2 billion. Actual 2010 repurchases could be different from our current projections, as influenced by factors such as the impact of changes in our stock price and other competing priorities. During the year-to-date period ended October 3, 2009, we repurchased approximately 4 million shares of our common stock for a total of $187 million. The 2010 repurchase activity falls under a program approved in April 2010. On April 23, 2010, our board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. This authorization replaced the previous share buyback program which authorized stock repurchases of up to $1,113 million for 2010.

During 2011 and 2012, we plan to execute the remaining repurchases under the 2010 authorization. Actual repurchases could be different from our current projections, as influenced by factors such as the impact of changes in our stock price and other competing priorities.

We paid cash dividends of $435 million and $403 million during the year-to-date periods ended October 2, 2010 and October 3, 2009, respectively. In October 2010, the board of directors declared a dividend of $0.405 per common share, payable on December 15, 2010 to shareholders of record at close of business on December 1, 2010.

We continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future.

We plan to refinance our $946 million of debt maturing in March 2011 prior to its maturity. We expect our access to public debt and commercial paper markets, along with operating cash flows, to be adequate to meet future operating, investing and financing needs, including the pursuit of selected bolt-on acquisitions.

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

Refer to disclosures contained on pages 24-26 of our 2009 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of October 2, 2010.

The total notional amount of commodity derivative instruments at October 2, 2010 was $207 million, representing a settlement obligation of $38 million. The total notional amount of commodity derivative instruments at January 2, 2010 was $213 million, representing a settlement obligation of $16 million. Assuming an unfavorable 10% change in period-end commodity prices, the settlement obligation would have increased by $16 million and $18 million as of October 2, 2010 and January 2, 2010, respectively. Those unfavorable changes would generally have been offset by a reduction in the cost of the underlying commodity purchases.

The total notional amount of foreign currency derivative instruments at October 2, 2010 was $1,206 million, representing a settlement receivable of $21 million. Assuming an unfavorable 10% change in period-end exchange rates, the settlement receivable would have decreased by $121 million, generally offset by favorable changes in the values of the underlying exposures. The total notional amount of foreign currency derivative instruments at January 2, 2010 was $1,588 million, representing a settlement obligation of $24 million. Assuming an unfavorable 10% change in period-end exchange rates, the settlement obligation would have increased by $159 million, generally offset by favorable changes in the values of the underlying exposures.

Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of the end of our 2009 fiscal year, we used the parallel rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollars. In May 2010, the Venezuelan government effectively eliminated the parallel market. In June, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME). We intend to use SITME to settle non-functional currency denominated assets and liabilities. Accordingly, we are using the SITME rate at October 2, 2010 to translate our Venezuelan subsidiary’s financial statements to U.S. dollars. During the second quarter of 2010, we recorded an $8 million foreign exchange gain in other income (expense), net, associated with the translation of our subsidiary’s financials into U.S. dollars. On a year-to-date basis we recorded a $4 million foreign exchange gain in other income (expense), net. On a consolidated basis, Venezuela represents only 1% to 2% of our business; therefore, any ongoing impact is expected to be immaterial.

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

As of October 2, 2010, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
7/4/10 -7/31/10	589,237	$51.41	589,237	$2,111
Month #2:
8/1/10 - 8/28/10	9,946,271	$50.27	9,946,271	$1,611
Month #3:
8/29/10 - 10/2/10	401,500	$49.79	401,500	$1,591
Total	10,937,008	$50.31	10,937,008

On April 23, 2010, our board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. This authorization replaced the previous share buyback program which authorized stock repurchases of up to $1,113 million for 2010. During the year-to-date period ended October 2, 2010, we repurchased 18 million shares of our common stock for a total of $907 million. The 2010 repurchase activity falls under the program approved in April 2010.

Item 6. Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay

31.2	Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger

32.1	Section 1350 Certification from A. D. David Mackay

32.2	Section 1350 Certification from Ronald L. Dissinger

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ A. R. Andrews
A. R. Andrews
Principal Accounting Officer; Vice President — Corporate Controller

Date: November 5, 2010

KELLOGG COMPANY

EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)

31.1	Rule 13a-14(e)/15d-14(a) Certification from A. D. David Mackay	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger	E

32.1	Section 1350 Certification from A. D. David Mackay	E

32.2	Section 1350 Certification from Ronald L. Dissinger	E

101.INS	XBRL Instance Document	E

101.SCH	XBRL Taxonomy Extension Schema Document	E

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E