Form 10-K
period 2011-01-01
KELLOGG CO
filed 2011-02-25
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 1, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on July 3, 2010 was approximately $13.7 billion based on the closing price of $50.67 for one share of common stock, as reported for the New York Stock Exchange on that date.

As of January 29, 2011, 365,098,153 shares of the common stock of the registrant were issued and outstanding.

Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 29, 2011 are incorporated by reference into Part III of this Report.

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

Financial Information About Segments.  Information on segments is located in Note 15 within Notes to the Consolidated Financial Statements.

Principal Products.  Our principal products are ready-to-eat cereals and convenience foods, such as cookies, crackers, toaster pastries, cereal bars, fruit-flavored snacks, frozen waffles and veggie foods. These products were, as of February 25, 2011, manufactured by us in 18 countries and marketed in more than 180 countries. Our cereal products are generally marketed under the Kellogg’s name and are sold principally to the grocery trade through direct sales forces for resale to consumers. We use broker and distribution arrangements for certain products. We also generally use these, or similar arrangements, in less-developed market areas or in those market areas outside of our focus.

We also market cookies, crackers, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Murray, Austin and Famous Amos, to supermarkets in the United States through a direct store-door (DSD) delivery system, although other distribution methods are also used.

Additional information pertaining to the relative sales of our products for the years 2008 through 2010 is located in Note 15 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Raw Materials.  Agricultural commodities, including corn, wheat, soy bean oil, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and plastic are the principal packaging materials used by us. We continually monitor world supplies and prices of such commodities (which include such packaging materials), as well as government trade policies. The cost of such commodities may fluctuate widely due to government policy and regulation, weather conditions, climate change or other unforeseen circumstances. Continuous efforts are made to maintain and improve the quality and supply of such commodities for purposes of our short-term and long-term requirements.

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

Trademarks and Technology.  Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to cereals and convenience foods manufactured and marketed by us, and we also grant licenses to third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals, convenience foods and our other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Cinnamon Crunch Crispix, Cocoa Krispies, Complete, Kellogg’s Corn Flakes, Corn Pops, Cracklin’ Oat Bran, Crispix, Cruncheroos, Crunchmania, Crunchy Nut, Eggo, Kellogg’s FiberPlus, Froot Loops, Kellogg’s Frosted Flakes, Frosted Krispies, Frosted Mini-Wheats, Fruit Harvest, Just Right, Kellogg’s Low Fat Granola, Mueslix, Pops, Product 19,

Kellogg’s Raisin Bran, Raisin Bran Crunch, Rice Krispies, Rice Krispies Treats, Smacks/Honey Smacks, Smart Start, Kellogg’s Smorz, Special K and Special K Red Berries in the United States and elsewhere; Zucaritas, Choco Zucaritas, Crusli, Sucrilhos, Vector, Musli, NutriDia, and Choco Krispis for cereals in Latin America; Vive and Vector in Canada; Coco Pops, Chocos, Frosties, Fruit’n Fibre, Kellogg’s Crunchy Nut Corn Flakes, Honey Loops, Kellogg’s Extra, Sustain, Muslix, Country Store, Ricicles, Smacks, Start, Pops, Optima and Tresor for cereals in Europe; and Cerola, Sultana Bran, Chex, Frosties, Goldies, Rice Bubbles, Nutri-Grain, Kellogg’s Iron Man Food, and BeBig for cereals in Asia and Australia. Additional Company trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak, Jumbo, and Variety.

Other Company brand names include Kellogg’s Corn Flake Crumbs; Croutettes for herb season stuffing mix; All-Bran, Choco Krispis, Froot Loops, NutriDia, Kuadri-Krispis, Zucaritas, Special K, and Crusli for cereal bars, Komplete for biscuits; and Kaos for snacks in Mexico and elsewhere in Latin America; Pop-Tarts and Pop-Tarts Ice Cream Shoppe for toaster pastries; Pop-Tarts Mini Crisps for crackers; Eggo, Eggo FiberPlus, Special K, Froot Loops and Nutri-Grain for frozen waffles and pancakes; Rice Krispies Treats for baked snacks and convenience foods; Special K and Special K2O for flavored protein water mixes and protein shakes; Nutri-Grain cereal bars, Nutri-Grain yogurt bars, All-Bran bars and crackers, for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Day Dawn, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Nutri-Grain Squares, Nutri-Grain Elevenses, and Rice Krispies Squares for convenience foods in Europe; Fruit Winders for fruit snacks in the United Kingdom; Kashi and GoLean for certain cereals, nutrition bars, and mixes; TLC for granola and cereal bars, crackers and cookies; Special K and Vector for meal replacement products; Bear Naked for granola cereal, bars and trail mix and Morningstar Farms, Loma Linda, Natural Touch, Gardenburger and Worthington for certain meat and egg alternatives.

We also market convenience foods under trademarks and tradenames which include Keebler, Austin, Keebler Baker’s Treasures, Cheez-It, Chips Deluxe, Club, E. L. Fudge, Famous Amos, Fudge Shoppe, Hi-Ho, Kellogg’s FiberPlus, Gripz, Jack’s, Jackson’s, Krispy, Mother’s, Murray, Murray Sugar Free, Ready Crust, Right Bites, Sandies, Special K, Soft Batch, Stretch Island, Sunshine, Toasteds, Town House, Vienna Creams, Vienna Fingers, Wheatables and Zesta. One of our subsidiaries is also the exclusive licensee of the Carr’s cracker line in the United States.

Our trademarks also include logos and depictions of certain animated characters in conjunction with our products, including Snap!Crackle!Pop! for Cocoa Krispies and Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Ernie Keebler for cookies, convenience foods and other products; the Hollow Tree logo for certain convenience foods; Toucan Sam for Froot Loops cereal; Dig ‘Em for Smacks/Honey Smacks cereal; Sunny for Kellogg’s Raisin Bran and Raisin Bran Crunch cereals, Coco the Monkey for Coco Pops cereal; Cornelius for Kellogg’s Corn Flakes; Melvin the Elephant for certain cereal and convenience foods; Chocos the Bear, Kobi the Bear, Sammy the Seal (aka Smaxey the Seal) for certain cereal products.

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

Customers.  Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2010, comprised principally of sales within the United States. At January 1, 2011, approximately 18% of our consolidated receivables balance and 27% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2010. During 2010, our top five customers, collectively, including Wal-Mart, accounted for approximately 34% of our consolidated net sales and approximately 46% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry in recent years and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.

Backlog.  For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at January 1, 2011 and January 2, 2010 was not material to us.

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

Research and Development.  Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately $187 million in 2010 and $181 million in 2009 and 2008.

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

Environmental Matters.  Our facilities are subject to various U.S. and foreign, federal, state, and local laws and regulations regarding the release of material into the environment and the protection of the environment in other ways. We are not a party to any material proceedings arising under these regulations. We believe that compliance with existing environmental laws and regulations will not materially affect our consolidated financial condition or our competitive position.

Employees.  At January 1, 2011, we had approximately 30,600 employees.

Financial Information About Geographic Areas. Information on geographic areas is located in Note 15 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Executive Officers.  The names, ages, and positions of our executive officers (as of February 25, 2011) are listed below, together with their business experience. Executive officers are generally elected annually by the Board of Directors at the meeting immediately prior to the Annual Meeting of Shareowners.

James M. Jenness	64

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

John A. Bryant	45

President and Chief Executive Officer

Mr. Bryant became President and Chief Executive Officer on January 2, 2011 and has served as a Kellogg director since July 2010. Mr. Bryant joined Kellogg in March 1998, working in support of the global strategic planning process. He was appointed Senior Vice President and Chief Financial Officer, Kellogg USA, in August 2000, was appointed as Kellogg’s Chief Financial Officer in February 2002 and was appointed Executive Vice President later in 2002. He also assumed responsibility for the Natural and Frozen Foods Division, Kellogg USA, in September 2003. He was appointed Executive Vice President and President, Kellogg International in June 2004 and was appointed Executive Vice President and Chief Financial Officer, Kellogg Company, President, Kellogg International in December 2006. In July 2007, Mr. Bryant was appointed Executive Vice President and Chief Financial Officer, Kellogg Company, President, Kellogg North America and in August 2008, he was appointed Executive Vice President, Chief Operating Officer and Chief Financial Officer. Mr. Bryant served as Chief Financial Officer through December 2009.

Celeste Clark	57

Senior Vice President, Global Public Policy and External Relations, Chief Sustainability Officer

Dr. Clark has been Kellogg Company’s senior vice president, global public policy and external relations since August 2010. She joined Kellogg in 1977 and served in several roles of increasing responsibility before being appointed to Vice President, Worldwide Nutrition Marketing in 1996 and then to Senior Vice President, Nutrition and Marketing Communications, Kellogg USA in 1999. She was appointed to Vice President, Corporate and Scientific Affairs in October 2002, and to Senior Vice President, Corporate Affairs in August 2003. In June 2006, Dr. Clark was appointed Kellogg’s Senior Vice President of Global Nutrition and Corporate Affairs. Since 2008, Dr. Clark has served as the company’s Chief Sustainability Officer.

Bradford J. Davidson	50

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

Ronald L. Dissinger	52

Senior Vice President and Chief Financial Officer

Ron Dissinger was appointed Senior Vice President and Chief Financial Officer effective January 2010. Mr. Dissinger joined Kellogg in 1987 as an accounting supervisor, and during the next 14 years served in a number of key financial leadership roles, both in the United States and Australia. In 2001, he was promoted to Vice President and Chief Financial Officer, U.S. Morning Foods. In 2004, Mr. Dissinger became Vice President, Corporate Financial Planning, and CFO, Kellogg International. In 2005, he became Vice President and CFO, Kellogg Europe and CFO, Kellogg International. In 2007, Mr. Dissinger was appointed Senior Vice President and Chief Financial Officer, Kellogg North America.

Paul T. Norman	46

Senior Vice President, Kellogg Company

President, Kellogg International

Paul Norman was appointed President, Kellogg International in August 2008. Mr. Norman joined Kellogg’s U.K. sales organization in 1987. From 1989 to 1996, Mr. Norman was promoted to several marketing roles in France and Canada. He was promoted to director, marketing, Kellogg de Mexico in January 1997; to Vice President, Marketing, Kellogg USA in February 1999; and to President, Kellogg Canada Inc. in December 2000. In February 2002, he was promoted to Managing Director, United Kingdom/Republic of Ireland and to Vice President in August 2003. He was appointed President, U.S. Morning Foods in September 2004. In December 2005, Mr. Norman was promoted to Senior Vice President.

Gary H. Pilnick	46

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

Dennis W. Shuler	55
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

Alan R. Andrews	55
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

Copies of the Corporate Governance Guidelines, the Charters of the Audit, Compensation and Nominating and Governance Committees of the Board of Directors, the Code of Conduct for Kellogg Company directors and Global Code of Ethics for Kellogg Company employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on the Kellogg Company website. Any amendments or waivers to the Global Code of Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the Kellogg Company website. Shareowners may also request a free copy of these documents from: Kellogg Company, P.O. Box CAMB, Battle Creek, Michigan 49016-9935 (phone: (800) 961-1413), Investor Relations Department at that same address (phone: (269) 961-2800) or investor.relations@kellogg.com.

Forward-Looking Statements.  This Report contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices; labor costs; disruptions or inefficiencies in supply chain; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations; the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts, or political unrest; other items; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

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

Our operations face significant foreign currency exchange rate exposure and currency restrictions which could negatively impact our operating results.

We hold assets and incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, including the British pound, euro, Australian dollar, Canadian dollar, Mexican peso, Venezuelan bolivar fuerte and Russian ruble. Because our consolidated financial statements are presented in U.S. dollars, we must translate our assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates. Consequently, changes in the value of the U.S. dollar may unpredictably and negatively affect the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.

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

If our food products become adulterated, misbranded or mislabeled, we might need to recall those items and may experience product liability if consumers are injured as a result.

Selling food products involves a number of legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We may need to recall some of our products if they become adulterated or misbranded. We may also be liable if the consumption of any of our products causes injury, illness or death. A widespread product recall or market withdrawal could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. For example, in June

2010, we initiated a recall of certain ready-to-eat cereals due to an odor from waxy resins used to make package liner. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of our brands. Moreover, even if a product liability or consumer fraud claim is meritless, does not prevail or is not pursued, the negative publicity surrounding assertions against our Company and our products or processes could adversely affect our reputation or brands.

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

Changes in tax, environmental, food quality and safety or other regulations or failure to comply with existing licensing, labeling, trade, food quality and safety and other regulations and laws could have a material adverse effect on our consolidated financial condition.

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

The manufacturing, marketing and distribution of food products are subject to governmental regulation that impose additional regulatory requirements. Those regulations control such matters as food quality and safety, ingredients, advertising, labeling, relations with distributors and retailers, health and safety and the environment. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax and environmental matters. The need to comply with new or revised tax, environmental, food quality and safety or other laws or regulations, or new or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

If we pursue strategic acquisitions, divestitures or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

From time to time, we may evaluate potential acquisitions, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns and other benefits as a result of integration challenges. With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divestiture activities may require us to recognize impairment charges. Companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and adverse effects on existing business relationships with suppliers and customers. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, which could adversely affect our results of operations and financial condition.

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

We face competition across our product lines, including ready-to-eat cereals and convenience foods, from other companies which have varying abilities to withstand changes in market conditions. Most of our competitors have substantial financial, marketing and other resources, and competition with them in our various markets and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose category share, any of which could have a material adverse effect on our business and financial results. Category share and growth could also be adversely impacted if we are not successful in introducing new products.

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

We have indebtedness that is substantial in relation to our shareholders’ equity. As of January 1, 2011, we had total debt of approximately $5.9 billion and total equity of $2.2 billion.

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

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2010, comprised principally of sales within the United States. At January 1, 2011, approximately 18% of our consolidated receivables balance and 27% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2010. During 2010, our top five customers, collectively, including Wal-Mart, accounted for approximately 34% of our consolidated net sales and approximately 46% of U.S. net sales. As the retail grocery trade continues to consolidate and mass marketers become larger, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer for an extended length of time could negatively impact our sales and profits.

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

As of January 1, 2011, the carrying value of intangible assets totaled approximately $5.1 billion, of which $3.6 billion was goodwill and $1.5 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $11.8 billion and total equity of $2.2 billion. An impairment charge of $20 million was recognized in 2010 representing all of the goodwill from our 2008 acquisition of a business in China.

Economic downturns could limit consumer demand for our products.

Retailers are increasingly offering private label products that compete with our products. Consumers’ willingness to purchase our products will depend upon our ability to offer products that appeal to consumers at the right price. It is also important that our products are perceived to be of a higher quality than less expensive alternatives. If the difference in quality between our products and those of store brands narrows, or if such difference in quality is perceived to have narrowed, then consumers may not buy our products. Furthermore, during periods of economic uncertainty, consumers tend to purchase more private label or other economy brands, which could reduce sales volumes of our higher margin products or there could be a shift in our product mix to our lower margin offerings. If we are not able to maintain or improve our brand image, it could have a material effect on our market share and our profitability.

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

We operated, as of February 25, 2011, manufacturing plants and distribution and warehousing facilities totaling more than 30 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants in San Jose, California; Atlanta, Augusta, Columbus, and Rome, Georgia; Chicago, Illinois; Seelyville, Indiana, Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary and Charlotte, North Carolina; Cincinnati and Zanesville, Ohio; Muncy, Pennsylvania; Rossville, Tennessee; Clearfield, Utah; and Allyn, Washington.

Outside the United States, we had, as of February 25, 2011, additional manufacturing locations, some with warehousing facilities, in Australia, Brazil, Canada, China, Colombia, Ecuador, Germany, Great Britain, India, Japan, Mexico, Russia, South Africa, South Korea, Spain, Thailand, and Venezuela.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings, claims, and governmental inspections, audits or investigations arising out of our business which cover matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, environmental, intellectual property, employment and other actions. In the opinion of management, the ultimate resolution of these matters will not have a material adverse effect on our financial position or results of operations.

ITEM 4. [RESERVED]

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information on the market for our common stock, number of shareowners and dividends is located in Note 14 within Notes to Consolidated Financial Statements.

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012 for general corporate purposes and to offset issuances for employee benefit programs. During 2010, the Company repurchased 21 million shares for a total of $1,057 million, of which $1,052 million was paid during the year and $5 million was payable at January 1, 2011.

The following table provides information with respect to purchases of common shares under programs authorized by the Company’s board of directors during the quarter ended January 1, 2011.

(millions, except per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1: 10/3/10 -10/30/10	—	$0.00	—	$1,593

Month #2: 10/31/10 -11/27/10	—	$0.00	—	$1,593
Month #3: 11/28/10 -1/1/11	3.0	$50.13	3.0	$1,443
Total	3.0	$50.13	3.0

ITEM 6. SELECTED FINANCIAL DATA

Kellogg Company and Subsidiaries

Selected Financial Data

(millions, except per share data and number of employees)	2010	2009	2008	2007	2006
Operating trends (a)
Net sales	$12,397	$12,575	$12,822	$11,776	$10,907
Gross profit as a % of net sales	42.7%	42.9%	41.9%	44.0%	44.2%
Depreciation	370	381	374	364	351
Amortization	22	3	1	8	2
Advertising expense	1,130	1,091	1,076	1,063	916
Research and development expense	187	181	181	179	191
Operating profit	1,990	2,001	1,953	1,868	1,766
Operating profit as a % of net sales	16.1%	15.9%	15.2%	15.9%	16.2%
Interest expense	248	295	308	319	307
Net income attributable to Kellogg Company	1,247	1,212	1,148	1,103	1,004
Average shares outstanding:
Basic	376	382	382	396	397
Diluted	378	384	385	400	400
Per share amounts:
Basic	3.32	3.17	3.01	2.79	2.53
Diluted	3.30	3.16	2.99	2.76	2.51
Cash flow trends
Net cash provided by operating activities	$1,008	$1,643	$1,267	$1,503	$1,410
Capital expenditures	474	377	461	472	453
Net cash provided by operating activities reduced by capital expenditures (b)	534	1,266	806	1,031	957
Net cash used in investing activities	(465)	(370)	(681)	(601)	(445)
Net cash used in financing activities	(439)	(1,182)	(780)	(788)	(789)
Interest coverage ratio (c)	9.6	8.0	7.5	7.0	6.9
Capital structure trends
Total assets	$11,847	$11,200	$10,946	$11,397	$10,714
Property, net	3,128	3,010	2,933	2,990	2,816
Short-term debt and current maturities of long-term debt	996	45	1,388	1,955	1,991
Long-term debt	4,908	4,835	4,068	3,270	3,053
Total Kellogg Company equity (d)	2,158	2,272	1,448	2,526	2,069
Share price trends
Stock price range	$47-56	$36-54	$40-59	$49-57	$42-51
Cash dividends per common share	1.560	1.430	1.300	1.202	1.137
Number of employees	30,645	30,949	32,394	26,494	25,856

(a)	Fiscal year 2008 contained a 53rd week. Refer to Note 1 for further information.

(b)	The Company uses this non-GAAP financial measure, which is reconciled above, to focus management and investors on the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, and share repurchase.

(c)	Interest coverage ratio is calculated based on net income before interest expense, income taxes, depreciation and amortization, divided by interest expense.

(d)	2008 change due primarily to currency translation adjustments of ($431) and net experience losses in postretirement and postemployment benefit plans of ($865).

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

Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, fruit-flavored snacks, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally. We currently manage our operations in four geographic operating segments, comprised of North America and the three International operating segments of Europe, Latin America, and Asia Pacific.

We manage our Company for sustainable performance defined by our long-term annual growth targets. These targets are 3 to 4% for internal net sales, mid single-digit (4 to 6%) for internal operating profit, and high single-digit (7 to 9%) for diluted net earnings per share (EPS) on a currency neutral basis. See the Foreign currency translation section for a discussion and reconciliation of currency neutral EPS, a non-GAAP measure.

For our full year 2010, internal and reported net sales were down 1%. Consolidated internal operating profit was flat compared to the prior year. Reported operating profit decreased 1%. Diluted EPS increased 6% on a currency neutral basis. Reported EPS was $3.30, an increase of 4% over last year’s $3.16.

Consolidated results (dollars in millions, except per share data)		2010	2009	2008
Net sales		$12,397	$12,575	$12,822
Net sales growth:	As reported	(1.4)%	(1.9)%	8.9%
	Internal (a)	(1.3)%	3.0%	5.4%
Operating profit		$1,990	$2,001	$1,953
Operating profit growth:	As reported	(0.6)%	2.5%	4.5%
	Internal (a)	(0.1)%	10.3%	4.2%
Diluted net earnings per share (EPS)		$3.30	$3.16	$2.99
EPS growth (b)		4%	6%	8%
Currency neutral diluted EPS growth (b)		6%	13%	8%

(a)

Internal net sales and operating profit growth for 2010 exclude the impact of currency. Internal net sales and operating profit growth for 2009 exclude the impact of currency and acquisitions. Internal net sales and operating profit growth for 2008 exclude the impact of currency, a 53rd shipping week and acquisitions. Internal net sales and operating profit growth are non-GAAP financial measures which are further discussed and reconciled to the directly comparable measures in accordance with U.S. GAAP in the Net sales and operating profit section.

(b)	See the section entitled Foreign currency translation for discussion and reconciliation of this non-GAAP financial measure.

While 2010 was a difficult year, we have taken actions to regain momentum in 2011. We believe we can achieve our objectives through increased innovation and investments in brand building initiatives. Kellogg has over a 100 year heritage with strong brands. In combination with an attractive dividend yield, we believe our business model will provide a strong total return to our shareholders.

Net sales and operating profit

2010 compared to 2009

The following table provides an analysis of net sales and operating profit performance for 2010 versus 2009:

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consolidated
2010 net sales	$8,402	$2,230	$923	$842	$—	$12,397
2009 net sales	$8,510	$2,361	$963	$741	$—	$12,575
% change — 2010 vs. 2009:
Volume (tonnage) (b)	(2.5)%	(2.4)%	(3.4)%	4.3%	—	(2.1)%
Pricing/mix	.6%	(.3)%	8.2%	(2.3)%	—	.8%
Subtotal — internal business	(1.9)%	(2.7)%	4.8%	2.0%	—	(1.3)%
Foreign currency impact	.6%	(2.8)%	(8.9)%	11.7%	—	(.1)%
Total change	(1.3)%	(5.5)%	(4.1)%	13.7%	—	(1.4)%

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consolidated
2010 operating profit	$1,554	$364	$153	$74	$(155)	$1,990
2009 operating profit	$1,569	$348	$179	$86	$(181)	$2,001
% change — 2010 vs. 2009:
Internal business	(1.7)%	8.2%	(2.4)%	(29.5)%	14.2%	(.1)%
Foreign currency impact	.7%	(3.4)%	(12.3)%	15.2%	—	(.5)%
Total change	(1.0)%	4.8%	(14.7)%	(14.3)%	14.2%	(.6)%

(a)	Includes Australia, Asia, and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

Our consolidated net sales were down 1% on both a reported and internal basis. There were four major issues that affected our results. First, our categories respond to innovation and brand building. We did not have sufficient cereal innovations in 2010. Rather, we focused on renovating our existing cereal products. We invested in renovation to improve the nutritional profile of our products. For 2011, we have a stronger innovation pipeline to drive top-line growth. Secondly, we experienced supply chain disruptions in our waffle business and had a second quarter recall of select packages of breakfast cereals. As a result, we have increased investment in our supply chain to mitigate potential risks. Next, we experienced weakness in our core cereal businesses in both measured and non-measured channels. Lastly, the competitive environment drove price deflation into the cereal category. In late 2010 we announced price increases driven by higher input costs on many products across our categories around the world.

Internal net sales for our North America operating segment declined 2%. North America has three product groups: retail cereal, retail snacks and frozen and specialty channels. Retail cereal’s internal net sales declined by 5% on a full-year basis. Our consumption was negatively impacted by the impact of the cereal recall that occurred in the second quarter of 2010. The brands involved in the recall were the cornerstone of our back-to-school promotions in the third quarter. Promotional pricing drove deflation into the category, but did not drive higher category volumes as would be expected. The U.S. cereal category responds well to innovation. While there were lower levels of innovation across the category in 2010, our innovations performed well. We have also been impacted by less support from non-measured channels this year. Trade inventory levels at the end of 2009 were higher than normal. As a result, our 2010 sales were negatively impacted as retailers sold through their inventory, reducing their purchases from us.

The retail snack product group (cookies, crackers, toaster pastries, cereal bars, and fruit-flavored snacks) grew by 1%. The modest growth was driven by Pop-Tarts® and strong wholesome snack sales including our bar innovations such as FiberPlus® and Special K Fruit Crisps®. The strong performance in wholesome snacks was masked by weaker performance in cookies and to a lesser extent crackers. We were able to maintain our cracker category share in measured channels despite increased competitive promotional activity. Consumption in the cookie category was down for the year. Our cookie performance was also impacted by the loss of shelf space in non-measured channels, which we were able to regain during the fourth quarter of 2010.

Internal net sales in the frozen and specialty channels (frozen foods, food service and vending) decreased by 3%. Our sales were negatively impacted during the year due to the waffle supply disruption that began late in 2009. We have returned to full capacity and have introduced new innovations. While the business rebounded slower than expected during 2010 as it took longer to rebuild and reset retailer shelves, we have reinstated brand building and the business is responding positively. Our veggie business continues to perform well, particularly Morningstar Farms® burgers and entrees. Our food service business grew during the year, continuing to outperform the industry.

Our International operating segments’ internal net sales were flat compared to the prior year. Europe’s internal net sales declined 3% for the year. The cereal category (as measured by consumption) declined in our core European countries such as the U.K. Additionally, we saw price deflation in many food categories across Europe, especially in the U.K. Continued weakness in the Russia snack business drove lower volumes and contributed to Europe’s lower top line results. We worked to stabilize the bulk business while introducing packaged snacks in Russia. Latin America’s internal net sales growth was 5%. The growth in cereal masked the decline in snacks. Our decline in snacks was largely driven by Venezuela where we import some products from Mexico. The imports were impacted by exchange rate controls and it is no longer cost efficient to import goods. Internal net sales in Asia Pacific grew 2% driven by strong performance across most of Asia, as well as South Africa. This was muted by a decline in Australia where the cereal category faced price deflation.

Consolidated operating profit declined by 1% on an as reported basis and was flat on an internal basis, when excluding the impact of foreign currency translation. Operating profit for the year was negatively impacted by the cereal recall, higher than expected commodity inflation and investments in our supply chain. Operating profit benefited from lower incentive compensation expense. Incentive compensation is based upon the Company’s actual results compared to our target. Given results were lower than our targets, which were set at the beginning of 2010, incentive compensation decreased significantly compared to the prior year. Despite 2010’s operating performance, we recognized the need to invest in advertising. Accordingly, we increased our spending in advertising by 4%, excluding the impact of foreign currency translation.

Internal operating profit in North America decreased by 2%, Europe’s grew by 8%, Latin America’s declined by 2% and Asia Pacific’s declined by 30%. North America’s decline was attributable to lower sales in our U.S. cereal business. Competitive activity drove lower cereal sales as did the second quarter cereal recall. These negative drivers were partially offset by lower incentive compensation expense and decreased spending on cost reduction initiatives. Europe’s operating profit increased due to lower commodity costs and less spending on cost reduction initiatives. The decline in Latin America’s operating profit is primarily a result of higher commodity costs. Asia Pacific’s operating profit was negatively impacted by the impairment charges related to our business in China. Refer to Note 2 within Notes to Consolidated Financial Statements for further information. Corporate benefited from lower incentive compensation expense.

2009 compared to 2008

The following table provides an analysis of net sales and operating profit performance for 2009 versus 2008:

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consolidated
2009 net sales	$8,510	$2,361	$963	$741	$—	$12,575
2008 net sales	$8,457	$2,619	$1,030	$716	$—	$12,822
% change — 2009 vs. 2008:
Volume (tonnage) (b)	(.7)%	(1.6)%	1.2%	(1.3)%	—	(.7)%
Pricing/mix	3.5%	3.2%	5.6%	6.3%	—	3.7%
Subtotal — internal business	2.8%	1.6%	6.8%	5.0%	—	3.0%
Acquisitions (c)	.1%	.3%	—	3.7%	—	.3%
Shipping day differences (d)	(1.8)%	(1.1)%	(.5)%	(.9)%	—	(1.5)%
Foreign currency impact	(.5)%	(10.6)%	(12.9)%	(4.3)%	—	(3.7)%
Total change	.6%	(9.8)%	(6.6)%	3.5%	—	(1.9)%

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consolidated
2009 operating profit	$1,569	$348	$179	$86	$(181)	$2,001
2008 operating profit	$1,447	$390	$209	$92	$(185)	$1,953
% change — 2009 vs. 2008:
Internal business	11.4%	7.0%	(2.0)%	13.5%	—	10.3%
Acquisitions (c)	—	—	—	(8.4)%	—	(.4)%
Shipping day differences (d)	(2.4)%	(1.3)%	.9%	(.8)%	1.8%	(1.8)%
Foreign currency impact	(.5)%	(16.5)%	(13.1)%	(10.5)%	—	(5.6)%
Total change	8.5%	(10.8)%	(14.2)%	(6.2)%	1.8%	2.5%

(a)	Includes Australia, Asia and South Africa.

(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.

(c)	Impact of results for the year-to-date period ended January 2, 2010 from the acquisitions of United Bakers, Navigable Foods, Specialty Cereal and certain assets and liabilities of IndyBake.

(d)	Impact of 53rd shipping week in 2008.

Our 2009 consolidated reported net sales were down compared to the prior year, driven by a negative impact from foreign currency translation and an extra shipping week in 2008. Excluding this negative impact, internal net sales grew by 3%, lapping 2008’s strong 5% growth. While overall volume declined, we achieved internal net sales growth driven by a particularly strong year in retail cereal and a solid year in retail snacks resulting from our pricing and mix. There were several factors contributing to the volume decline. In North America, we experienced a supply disruption in our waffle plants. In both Russia and China, we started moving our businesses away from lower margin products to higher margin branded products, which resulted in a decline in volume during the year.

Our North America operating segment had internal net sales growth of almost 3% against a difficult 6% comparative in 2008. We experienced growth in retail cereal of 4% and 3% growth in retail snacks, which includes cookies, crackers, toaster pastries, cereal bars and fruit snacks. Weakness in frozen and specialty channels, which includes frozen foods, food service and vending, dampened net sales for the year, with a decline in net sales of 1%.

We experienced broad based growth in retail snacks, with sales growth of 3%. Pop-Tarts® performed well as the category leader in North America toaster pastries. A strong performance by Cheez-It® as well as innovation, drove growth in crackers. Cookies posted a slight gain for the year led by Mother’s® brand cookies. Our growth was negatively impacted by heavy competitor activity. Our best performing category within retail snacks was wholesome snacks. The introduction of Fiber Plus®, Special K Chocolaty Pretzel® and Cinnabon® bars drove growth in this category.

Our frozen and specialty channels business was down 1% due to a few discrete issues. Our food service business is mostly non-commercial, serving institutions such as schools, hospitals and prisons. This sector of the industry was not immediately impacted by the economic downturn that started in 2008. While we started to see recovery in 2009, it was slower than the commercial sectors such as hotels and restaurants. We were also experiencing a supply disruption in our waffle facilities. We made improvements in our facilities and worked with regulatory agencies. A combination of extensive enhancements and repairs at our facilities and a flood at one facility, significantly impacted production in the second-half of 2009. While our plants were operational at the end of 2009, they were not running at their previous level of capacity. Demand continued to exceed supply.

Our International operating segments collectively achieved net sales growth of 3% on an internal basis. Europe’s internal net sales increased 2% year-over-year. Europe was a tough environment for us during the year. We encountered some retailer disputes earlier in 2009 that were resolved in the second half of the year, helping us to achieve cereal volume growth. Latin America’s internal net sales growth was 7% attributable to both volume and price increases driven by retail cereal in Mexico and Venezuela. Internal net sales in Asia Pacific grew 5%, driven by strong cereal performances in Australia and India.

Our consolidated operating profit increased by 10% on an internal basis and by 2% on a reported basis. Reported operating profit in each of our operating segments was negatively impacted by foreign exchange as well as the absence of a 53rd week in 2009. In 2009, we continued to experience cost pressures, increased our spending on cost reduction initiatives, and invested in advertising. We were able to more than offset these increased costs by savings from our cost reduction and productivity initiatives as well as pricing and mix. During the full-year of 2009 up-front costs were $138 million, which were $63 million higher than the previous year. Up-front costs represent both exit or disposal activities as well as other cost reduction initiatives.

North America’s internal operating profit growth of 11% was driven by price and savings from our cost reduction initiatives, which was partially offset by significantly higher up-front costs and increased advertising. Up-front costs reduced North America’s operating profit by 4%. Europe’s internal operating profit increased 7% benefiting from media deflation and operating efficiencies while absorbing higher up-front costs which reduced reported operating profit by 3%. Internal operating profit decreased 2% in Latin America due to significantly higher material costs and increased advertising. Internal operating profit growth in Asia Pacific was 14% due to sales growth, while reported operating profit was negatively impacted by the acquisition of Navigable Foods. For further information on our acquisitions, see Note 2 within Notes to Consolidated Financial Statements.

Margin performance

Margin performance was as follows:

				Change vs. prior year (pts.)
	2010	2009	2008	2010	2009
Gross margin (a)	42.7%	42.9%	41.9%	(.2)	1.0
SGA% (b)	(26.6)%	(27.0)%	(26.7)%	.4	(.3)
Operating margin	16.1%	15.9%	15.2%	.2	.7

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

(b)	Selling, general, and administrative expense as a percentage of net sales.

As illustrated in the preceding table, our consolidated gross margin declined by 20 basis points in 2010 due to the cereal recall, increased cost pressures for fuel, energy, commodities and employee benefits and supply chain investments, which were more than offset by savings from cost reduction initiatives and lower up-front costs recorded in cost of sales (COGS). Our selling, general and administrative (SGA) expense as a percentage of net sales decreased by 40 basis points primarily due to a reduction in incentive compensation expense and lower costs for cost reduction initiatives, which more than offset increased advertising investment and a goodwill impairment.

Our consolidated gross margin increased by 100 basis points in 2009. Acquisitions lowered gross margin by approximately 10 basis points. We experienced inflationary cost pressures for fuel, energy, commodities and employee benefits. During 2009, higher costs, including increased investment in up-front costs recorded in COGS, were more than offset by savings from cost reduction initiatives and price increases. Our SGA expense as a percentage of net sales increased slightly due to higher costs for cost reduction initiatives of $17 million recorded in overhead as well as an increase in advertising spend.

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

Below is a reconciliation of reported EPS to currency neutral EPS for the fiscal years 2010, 2009 and 2008:

Consolidated results	2010	2009	2008
Diluted net earnings per share (EPS)	$3.30	$3.16	$2.99
Translational impact (a)	0.04	0.22	—
Currency neutral EPS	$3.34	$3.38	$2.99
Currency neutral EPS growth (b)	6%	13%	8%

(a)	Translation impact is the difference between reported EPS and the translation of current year net profits at prior year exchange rates, adjusted for gains (losses) on translational hedges, if applicable.

(b)	Calculated as a percentage of growth from the prior year’s reported EPS.

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

We incurred costs that qualify as exit costs under U.S. generally accepted accounting principles. Refer to Note 3 within Notes to Consolidated Financial Statements for further detail on our exit or disposal plans.

We include these charges in our measure of operating segment profitability. Management announced its intention to achieve $1 billion of annual cost savings in three years. The savings challenge began in 2009 with a goal of achieving $1 billion of savings by the end of 2011. These initiatives are integral to meeting our savings challenge.

Other cost reduction initiatives

2010 activities

In addition to exit costs, we incurred costs related to our cost reduction initiatives which do not qualify as exit costs under generally accepted accounting principles in the United States. These represent cash costs for consulting and other charges for our COGS and SGA programs that are discussed in further detail in Note 3 within Notes to Consolidated Financial Statements.

Costs incurred in fiscal year 2010 as well as total program costs are as follows:

(millions)	For the year ended January, 1 2011			Total program costs through January, 1 2011
	COGS programs	SGA programs	Total	COGS programs	SGA programs	Total
North America	$17	$1	$18	$67	$14	$81
Europe	10	1	11	20	3	23
Latin America	3	—	3	8	—	8
Asia Pacific	3	—	3	8	—	8
Corporate	—	3	3	—	3	3
Total	$33	$5	$38	$103	$20	$123

The additional cost and cash outlay in 2011 for these programs, excluding exit costs, is estimated to be $5 to $10 million.

SAP reimplementation

We are reimplementing SAP which will result in process and productivity improvements. The program is expected to require approximately $70 million of expense, in addition to capital investments. We are incurring incremental consulting costs associated with the reimplementation, which will begin in 2011.

During 2010, we incurred approximately $9 million of cash consulting costs associated with the SAP reimplementation. The costs were recorded in SGA expense within the North America operating segment for $8 million and the Latin America operating segment for $1 million. The additional cost and cash outlay in 2011 and 2012 for this program, is estimated to be $60 million. This program is not included in the table above.

Prior year activities

During 2009, we incurred $73 million of costs related to our on-going COGS and SGA programs. These represent cash costs for consulting and other charges. The costs by program and segment were as follows (in millions):

(millions)	For the year ended, January 2, 2010
	COGS programs	SGA programs	Total
North America	$38	$13	$51
Europe	10	2	12
Latin America	5	—	5
Asia Pacific	5	—	5
Total	$58	$15	$73

Interest expense

As illustrated in the following table, annual interest expense for the 2008 to 2010 periods has trended downward. The decline in 2010 was due primarily to costs incurred in 2009 for early redemption of long-term debt and lower interest rates on our long-term debt. Interest income (recorded in other income (expense), net) was (in millions), 2010-$6; 2009-$4; 2008-$20. The decline for 2009 was primarily due to a drop in average interest rates. We currently expect that our 2011 gross interest expense will be approximately $235 to $245 million.

				Change vs. prior year
(dollars in millions)	2010	2009	2008	2010	2009
Reported interest expense (a)	$248	$295	$308
Amounts capitalized	2	3	6
Gross interest expense	$250	$298	$314	(16.1)%	(5.1)%

(a)	Reported interest expense for 2009 includes charges of approximately $35 million related to the early redemption of long-term debt.

Income taxes

Our reported effective tax rates for 2010, 2009 and 2008 were 28.8%, 28.2% and 29.7% respectively. The impact of discrete adjustments and the cost of remitted and unremitted foreign earnings reduced our effective income tax rate by 3 percentage points for 2010. For 2009 and 2008, the impact was a reduction of 2% and 1% respectively. Refer to Note 10 within Notes to Consolidated Financial Statements for further information. For 2011, we expect our consolidated effective income tax rate to be approximately 30%. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory tax rates. Additionally, the rate could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

Product withdrawal

Refer to Note 12 within Notes to Consolidated Financial Statements.

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

The following table sets forth a summary of our cash flows:

(millions)	2010	2009	2008
Net cash provided by (used in):
Operating activities	$1,008	$1,643	$1,267
Investing activities	(465)	(370)	(681)
Financing activities	(439)	(1,182)	(780)
Effect of exchange rates on cash and cash equivalents	6	(12)	(75)
Net increase (decrease) in cash and cash equivalents	$110	$79	$(269)

Operating activities

The principal source of our operating cash flows is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Our net cash provided by operating activities for 2010 amounted to $1,008 million, a decrease of $635 million compared with 2009. The reduction in net cash provided by operating activities was primarily attributable to higher pension and postretirement benefit plan contributions and increased payments for advertising and promotion in 2010. Our net cash provided by operating activities for 2009 amounted to $1,643 million, an increase of $376 million compared with 2008, reflecting lower pension and postretirement benefit plan contributions and the impact of lower payments for advertising and promotion in 2009.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 23 days for 2010, 23 days for 2009, and 22 days for 2008. During 2010, the impact of higher days of inventory outstanding was offset by an increase in days of trade payables outstanding. Days of inventory outstanding reflected the higher levels needed to improve order fill levels, along with the impact of lower reported sales in 2010. Core working capital in 2010 averaged 6.6% of net sales, compared to 6.5% in the prior year. The increase in 2009’s cash conversion cycle was the result of a decrease in days of trade payables outstanding, which led to a 30 basis point increase in core working capital as an average of net sales in 2009 compared with 2008.

Our total pension and postretirement benefit plan funding amounted to $643 million, $100 million and $451 million, in 2010, 2009 and 2008, respectively.

During the fourth quarter of 2010, we made incremental contributions to our pension and postretirement benefit plans amounting to $563 million ($467 million, net of tax). We also made additional plan contributions amounting to $400 million in the fourth quarter of 2008, after adverse conditions in the equity markets caused the actual rate of return on our pension and postretirement plan assets to be significantly below our assumed long-term rate of return of 8.9%.

The Pension Protection Act (PPA), and subsequent regulations, determines defined benefit plan minimum funding requirements in the United States. We believe that we will not be required to make any contributions under PPA requirements until 2017 or beyond. Our projections concerning timing of PPA funding requirements are subject to change primarily based on general market conditions affecting trust asset performance, future discount rates based on average yields of high quality corporate bonds and our decisions regarding certain elective provisions of the PPA.

We currently project that we will make total U.S. and foreign benefit plan contributions in 2011 of approximately $200 million. Actual 2011 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.

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

(dollars in millions)	2010	2009	2008
Net cash provided by operating activities	$1,008	$1,643	$1,267
Additions to properties	(474)	(377)	(461)
Cash flow	$534	$1,266	$806
year-over-year change	(57.8)%	57.1%

Year-over-year changes in cash flow (as defined) were driven by variations in the amount of contributions to our pension and postretirement benefit plans and changes in the level of capital expenditures during the three-year period.

For 2011, we are expecting cash flow (as defined) to be $1.1 billion to $1.2 billion, which reflects the impact of 2011 expected pension contributions, net of tax.

Investing activities

Our net cash used in investing activities for 2010 amounted to $465 million, an increase of $95 million compared with 2009 due to a higher level of capital expenditures in 2010.

Capital spending in 2010 included investments in our information technology infrastructure related to the reimplementation and upgrade of our SAP platform and investments in our supply chain. In 2009, we spent capital for a new facility to manufacture ready-to-eat cereal in Mexico and completed the expansion of the global research center located in Battle Creek, Michigan, the W. K. Kellogg Institute for Food and Nutrition Research. The investment in our global research center, which began in 2008, reflects our commitment to innovation which is a key driver to the growth of our business. In 2008, we also incurred construction costs to increase manufacturing capacity in Europe.

Net cash used in investing activities of $370 million in 2009 decreased by $311 million compared with 2008, reflecting a reduction in business acquisition activity, and to a lesser extent, lower capital spending. During 2008, we used cash to expand our platform for future growth with acquisitions in Russia, China, the U.S. and Australia. Acquisitions are discussed in Note 2 within Notes to Consolidated Financial Statements.

Cash paid for additions to properties as a percentage of net sales amounted to 3.8% in 2010, 3.0% in 2009, and 3.6% in 2008.

We anticipate spending approximately 4% of net sales for additions to properties in 2011. In addition to continuing to invest in our supply chain and information technology infrastructure, our spending will also focus on increasing capacity to facilitate growth and innovation.

Financing activities

Our net cash used in financing activities for 2010, 2009 and 2008 amounted to $439 million, $1,182 million, and $780 million, respectively.

Total debt was $5.9 billion at year-end 2010 and $4.9 billion at year-end 2009. In December 2010, we issued $1.0 billion of ten-year 4.0% fixed rate U.S. Dollar Notes, using a portion of the $987 million net proceeds to make incremental pension and postretirement benefit plan contributions. The proceeds were also used to retire commercial paper. Taking into consideration the impact of hedge settlements and the issuance discount, the effective interest rate on the notes issued in December 2010 is 3.42%.

In November 2009, we issued $500 million of ten-year 4.15% fixed rate U.S. Dollar Notes, and used proceeds of $496 million to retire a portion of our 6.6% U.S. Dollar Notes due 2011. We retired $482 million of the 2011 debt, which had an effective interest rate of 7.08%, through a tender offer. In connection with the debt retirement, we recognized $35 million of interest expense and an acceleration of $3 million loss on an interest rate swap, which was previously recorded in accumulated other comprehensive income. These charges were included in 2009 cash flows from operating activities.

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

We repurchased approximately 21 million shares of our common stock in 2010 for $1.1 billion under a share repurchase program authorized by our board of directors in April 2010. This program authorized repurchases of our common stock amounting to $2.5 billion during 2010 through 2012. This three year authorization replaced a previous share buyback program which had authorized stock repurchases of up to $1.1 billion for 2010.

During 2011 and 2012, we plan to execute the remaining repurchases under the 2010 authorization, with projected purchases of $800 million in 2011 and the balance in 2012. We expect 2011 average shares outstanding to decline by 4 percent compared with 2010. Actual repurchases could be different from our current projections, as influenced by factors such as changes in our stock price and other competing priorities.

During 2009, we spent $187 million to repurchase 4 million of our shares while in 2008 we spent $650 million to repurchase 13 million shares. Our Board of Directors had authorized annual stock repurchases of up to $650 million for 2009 and 2008. In addition, a separate $500 million share repurchase authorization received Board approval in 2008. We made no repurchases under this authorization, which was later terminated, because we decided to use cash to fund pension and postretirement benefit plans and reduce commercial paper.

We paid quarterly dividends to shareholders totaling $1.56 per share in 2010, $1.43 per share in 2009 and $1.30 per share in 2008. Total cash paid for dividends increased by 7.0% in 2010 and 10.3% in 2009. Our objective is to maintain our dividend pay-out ratio between 40% and 50% of reported net earnings.

Our long-term debt agreements contain customary covenants that limit the Company and some of its subsidiaries from incurring certain liens or from entering into certain sale and lease-back transactions. Some agreements also contain change in control provisions. However, they do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our Five-Year Credit Agreement, which expires in November 2011. Under this facility, we can borrow up to $2.0 billion on a revolving credit basis. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it. We are in the process of entering into a new credit agreement that will replace the existing agreement.

We plan to use commercial paper to refinance our $946 million of debt maturing in the first quarter of 2011.

During the third quarter of 2008 and thereafter, capital and credit markets, including commercial paper markets, experienced increased instability and disruption as the U.S. and global economies underwent a period of extreme uncertainty. Throughout this period of uncertainty, we continued to have access to the U.S. and Canadian commercial paper markets. Our commercial paper and term debt credit ratings were not affected by the changes in the credit environment.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-balance sheet arrangements

As of January 1, 2011 and January 2, 2010 we did not have any material off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at January 1, 2011:

Contractual obligations	Payments due by period
(millions)	Total	2011	2012	2013	2014	2015	2016 and beyond
Long-term debt:
Principal	$5,808	$946	$750	$752	$8	$1	$3,351
Interest (a)	2,960	278	259	221	216	216	1,770
Capital leases (b)	5	1	1	1	1	—	1
Operating leases (c)	585	149	126	94	66	47	103
Purchase obligations (d)	759	632	47	37	17	15	11
Uncertain tax positions (e)	43	43	—	—	—	—	—
Other long-term obligations (f)	625	135	60	59	73	76	222
Total	$10,785	$2,184	$1,243	$1,164	$381	$355	$5,458

(a)	Includes interest payments on our long-term debt and payments on our interest rate swaps. Interest calculated on our variable rate debt was forecasted using the LIBOR forward rate curve as of January 1, 2011.

(b)	The total expected cash payments on our capital leases include interest expense totaling approximately $1 million over the periods presented above.

(c)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.

(d)	Purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2010, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(e)	As of January 1, 2011, our total liability for uncertain tax positions was $104 million, of which $43 million, is expected to be paid in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $61 million.

(f)	Other long-term obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2010 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2016 as follows: 2011-$55; 2012-$38; 2013-$38; 2014-$59; 2015-$50; 2016-$51. While the table reflects the estimated minimum plan contributions, it does not include the total planned contributions to U.S. and foreign benefit plans. For 2011, we are currently projecting that we will make total benefit plan contributions of approximately $200 million.

CRITICAL ACCOUNTING ESTIMATES

Promotional expenditures

Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. On a full-year basis, these subsequent period adjustments have rarely represented more than 0.3% of our Company’s net sales. However, our Company’s total promotional expenditures (including amounts classified as a revenue reduction) represented approximately 40% of 2010 net sales; therefore, it is likely that our results would be materially different if different assumptions or conditions were to prevail.

Property

Long-lived assets such as property, plant and equipment are tested for impairment when conditions indicate that the carrying value may not be recoverable. Management evaluates several conditions, including, but not limited to, the following: a significant decrease in the market price of an asset or an asset group; a significant adverse change in the extent or manner in which a long-lived asset is being used, including an extended period of idleness; and a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. For assets to be held and used, we project the expected future undiscounted cash flows generated by the long-lived asset or asset group over the remaining useful life of the primary asset. If the cash flow analysis yields an amount less than the carrying amount we determine the fair value of the asset or asset group by using comparable market data. There are inherent uncertainties associated with the judgments and estimates we use in these analyses.

At January 1, 2011, we have property plant and equipment of $3.1 billion, net of accumulated depreciation, on our balance sheet. Included in this amount are approximately $70 million of idle assets. The largest individual idle asset is a facility outside the United States which we tested for impairment on a held and used basis. The estimated future undiscounted cash flows exceeded the net book value of the facility as of January 1, 2011. Management estimates the plant will be deployed within the next several years. Should management’s plan for deployment change, this could result in an impairment charge of up to $50 million based on the current carrying value.

Goodwill and other intangible assets

We perform an impairment evaluation of goodwill and intangible assets with indefinite useful lives at least annually during the fourth quarter of each year in conjunction with our annual budgeting process. Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. For the 2010 goodwill impairment test, the fair value of the reporting units was estimated based on market multiples. Our approach employs market multiples based on earnings before interest, taxes, depreciation and amortization, earnings for companies comparable to our reporting units and discounted cash flows. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units.

Similarly, impairment testing of indefinite-lived intangible assets requires a comparison of carrying value to fair value of that particular asset. Fair values of non-goodwill intangible assets are based primarily on projections of future cash flows to be generated from that asset. For instance, cash flows related to a particular trademark would be based on a projected royalty stream attributable to branded product sales discounted at rates consistent with rates used by market participants. These estimates are made using various inputs including historical data, current and anticipated market conditions, management plans, and market comparables.

We also evaluate the useful life over which a non-goodwill intangible asset with a finite life is expected to contribute directly or indirectly to the cash flows of the Company. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

At January 1, 2011, goodwill and other intangible assets amounted to $5.1 billion, consisting primarily of goodwill and trademarks associated with the 2001 acquisition of Keebler Foods Company. Within this total, approximately $1.4 billion of non-goodwill intangible assets were classified as indefinite-lived, comprised principally of Keebler trademarks. We currently believe that the fair value of our goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company. At January 1, 2011, the fair value of our North America snacks reporting unit was almost twice its book value. However, if we had used materially different assumptions, which we do not believe are reasonably possible, regarding the future performance of our business or a different weighted-average cost of capital in the valuation, this could have resulted in significant impairment losses. Additionally, we have $62 million of goodwill related to our 2008 acquisition of United Bakers in Russia. The percentage of excess fair value over carrying value of the Russian reporting unit declined in 2010 from an excess of 100% to an excess of 30%. The year-over-year decline was attributable to lower margins resulting from our strategy to stabilize the bulk snack business, while introducing packaged snacks, as well as reintroducing cereal into the market. If we used modestly different assumptions regarding sales multiples and earnings before income taxes, depreciation and amortization (EBITDA) in the valuation, this could have resulted in an impairment loss. For example, if our projection of EBITDA margins had been lower by 200 basis points, this change in assumption may have resulted in impairment of some or all of the goodwill in the Russian reporting unit. Management will continue to monitor the situation closely.

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

To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 69% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return are generally not revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2010 of 8.9% equated to approximately the 62nd percentile expectation of our 2010 model. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 31% of our global benefit plan assets.

Based on consolidated benefit plan assets at January 1, 2011, a 100 basis point reduction in the assumed rate of return would increase 2011 benefits expense by approximately $50 million. Correspondingly, a 100 basis point shortfall between the assumed and actual rate of return on plan assets for 2011 would result in a similar amount of arising experience loss. Any arising asset-related experience gain or loss is recognized in the calculated value of plan assets over a five-year period. Once recognized, experience gains and losses are amortized using a declining-balance method over the average remaining service period of active plan participants, which for U.S. plans is presently about 13 years. Under this recognition method, a 100 basis point shortfall in actual versus assumed performance of all of our plan assets in 2011 would reduce pre-tax earnings by approximately $1.7 million in 2012, increasing to approximately $8.5 million in 2016. For each of the three fiscal years, our actual return on plan assets exceeded (was less than) the recognized assumed return by the following amounts (in millions): 2010-$208; 2009–$507; 2008–$(1,528).

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

Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 0.8%, our initial trend rate for 2011 of 6.6% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 0.5% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at January 1, 2011, a 100 basis point increase in the assumed health care cost trend rates would increase 2011 benefits expense by approximately $19 million. A 100 basis point excess of 2011 actual health care claims cost over that calculated from the assumed trend rate would result in an arising experience loss of approximately $9 million. Any arising health care claims cost-related experience gain or loss is recognized in the calculated amount of claims experience over a four-year period. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years. The net experience gain arising from recognition of 2010 claims experience was approximately $36 million.

To conduct our annual review of discount rates, we selected the discount based on a cash-flow matching analysis using Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments constituting the projected benefit obligation for the plans. Prior to 2010, we employed a similar methodology, but used the spot yield curve underlying the Citigroup Index. There was no material difference in the discount rate resulting from the change. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. A similar methodology is applied in Canada and Europe, except the smaller bond markets imply that yields between the 10th and 90th percentiles are preferable. The measurement dates for our defined benefit plans are consistent with our fiscal year end. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices during December of each year.

Based on consolidated obligations at January 1, 2011, a 25 basis point decline in the weighted-average discount rate used for benefit plan measurement purposes would increase 2011 benefits expense by approximately $15 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

Despite the previously-described rigorous policies for selecting major actuarial assumptions, we periodically experience material differences between assumed and actual experience. As of January 1, 2011, we had consolidated unamortized prior service cost and net experience losses of approximately $1.7 billion, similar to approximately $1.7 billion at January 2, 2010. Of the total unamortized amounts at January 1, 2011, approximately $1.4 billion was related to asset losses that occurred during 2008, offset by $0.7 billion in asset gains during 2009 and 2010, with the remainder largely related to discount rate reductions and net unfavorable health care claims experience (including upward revisions in the assumed trend rate) prior to 2010. For 2011, we currently expect total amortization of prior service cost and net experience losses to be approximately $27 million higher than the actual 2010 amount of approximately $113 million. Total employee benefit expense for 2011 is expected to be higher than 2010 due to lower discount rates, a further phase in of the 2008 investment losses, offset by better than expected 2009 and 2010 investment performance. Based on our current actuarial assumptions, we expect 2012 pension expense to increase primarily due to further phase-in of 2008 investment losses.

During 2010 we made contributions in the amount of $350 million to Kellogg’s global tax-qualified pension programs. This amount was mostly discretionary. Additionally we contributed $293 million to our retiree medical programs; most of this contribution was also discretionary and largely used to fund benefit obligations related to our union retiree healthcare benefits.

Assuming actual future experience is consistent with our current assumptions, annual amortization of accumulated prior service cost and net experience losses during each of the next several years would increase versus the 2010 amount.

Income taxes

Our consolidated effective income tax rate is influenced by tax planning opportunities available to us in the various jurisdictions in which we operate. The calculation of our income tax provision and deferred income tax assets and liabilities is complex and requires the use of estimates and judgment. Income taxes are provided on the portion of foreign earnings that is expected to be remitted to and taxable in the United States.

We recognize tax benefits associated with uncertain tax positions when, in our judgment, it is more likely than not that the positions will be sustained upon examination by a taxing authority. For tax positions that meet the more likely than not recognition threshold, we initially and subsequently measure the tax benefits as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, new or emerging legislation and tax planning. The tax position will be derecognized when it is no longer more likely than not of being sustained. Significant adjustments to our liability for unrecognized tax benefits impacting our effective tax rate are separately presented in the rate reconciliation table of Note 10 within Notes to Consolidated Financial Statements.

ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS

In December 2010, the Financial Accounting Standards Board issued a new accounting standard related to application of the goodwill impairment model when a reporting unit has a carrying amount that is zero or a negative value. The new standard clarifies that when this is the case, a goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that goodwill impairment exists. We will adopt this new accounting standard in the first quarter of 2011. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

FUTURE OUTLOOK

We have taken actions to regain momentum in 2011 through increased innovation and by investing in our brands and our supply chain. We have strong innovations and expect improved trends in our core categories. We expect our internal net sales will grow by 3 to 4 percent. Internal operating profit is expected to be flat to down 2 percent, resulting from the increase in cost pressures as well as a comparison issue related to incentive compensation which was significantly lower in 2010 due to our results. Earnings per share on a currency-neutral basis is expected to grow low single-digits. Gross profit margin is expected to be down slightly for the year. Gross interest expense is expected to be $235 to $245 million. We expect our effective tax rate to be approximately 30%. Lastly, we expect our cash flow performance to remain strong and are currently expecting 2011’s cash flow to be between $1.1 and $1.2 billion.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 11 within Notes to Consolidated Financial Statements for further information on our derivative financial and commodity instruments.

Foreign exchange risk

Our Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany transactions, and when applicable, nonfunctional currency denominated third-party debt. Our Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, our Company is exposed to volatility in the translation of foreign currency denominated earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the British pound, euro, Australian dollar, Canadian dollar, and Mexican peso, and in the case of inter-subsidiary transactions, the British pound versus the euro. We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements are established in conjunction with the term of underlying debt issuances.

The total notional amount of foreign currency derivative instruments at year-end 2010 was $1,075 million, representing a settlement obligation of $20 million. The total notional amount of foreign currency derivative instruments at year-end 2009 was $1,588 million, representing a settlement obligation of $24 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities, and mature within 18 months. Assuming an unfavorable 10% change in year-end exchange rates, the settlement obligation would have increased by approximately $108 million at year-end 2010 and $159 million at year-end 2009. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year.

Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of the end of our 2009 fiscal year, we used the parallel rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollars. In May 2010, the Venezuelan government effectively eliminated the parallel market. In June 2010, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME). We intend to use SITME to settle U.S. dollar denominated assets and liabilities. Accordingly, we are using the SITME rate at January 1, 2011 to translate our Venezuelan subsidiary’s financial statements to U.S. dollars. During the second quarter of 2010, we recorded an $8 million foreign exchange gain in other income (expense), net, associated with the translation of our subsidiary’s financials into U.S. dollars, with the net impact for full year 2010 amounting to a $3 million gain. On a consolidated basis, Venezuela represents only 1% to 2% of our business; therefore, any ongoing impact is expected to be immaterial.

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

During 2009 and 2008, we entered into interest rate swaps in connection with certain U.S. Dollar Notes. Refer to disclosures contained in Note 6 within Notes to Consolidated Financial Statements. The total notional amount of interest rate swaps at year-end 2010 was $1,900 million, representing a settlement receivable of $74 million. The total notional amount of interest rate swaps at year-end 2009 was $1,900 million, representing a settlement receivable of $43 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $21 million at year-end 2010 and $22 million at year-end 2009.

Price risk

Our Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, soybean oil, sugar, cocoa, paperboard, natural gas, and diesel fuel. We have historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. During 2006, we entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in our manufacturing processes. The notional amount of the swaps totaled $125 million as of January 1, 2011 and equates to approximately 50% of our North America manufacturing needs over the remaining hedge period. At year-end January 2, 2010 the notional amount was $146 million.

The total notional amount of commodity derivative instruments at year-end 2010, including the North America natural gas swaps, was $379 million, representing a settlement obligation of approximately $16 million. The total notional amount of commodity derivative instruments at year-end 2009, including the natural gas swaps, was $213 million, representing a settlement obligation of approximately $16 million. Assuming a 10% decrease in year-end commodity prices, the settlement obligation would have increased by approximately $36 million at year-end 2010, and $18 million at year-end 2009, generally offset by a reduction in the cost of the underlying commodity purchases.

In some instances the Company has reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or our counterparties exceeds a certain amount. There were no collateral balance requirements at January 1, 2011 or January 2, 2010.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kellogg Company and Subsidiaries

Consolidated Statement of Income

(millions, except per share data)	2010	2009	2008
Net sales	$12,397	$12,575	$12,822
Cost of goods sold	7,108	7,184	7,455
Selling, general and administrative expense	3,299	3,390	3,414
Operating profit	$1,990	$2,001	$1,953
Interest expense	248	295	308
Other income (expense), net	—	(22)	(14)
Income before income taxes	1,742	1,684	1,631
Income taxes	502	476	485
Net income	$1,240	$1,208	$1,146
Net loss attributable to noncontrolling interests	(7)	(4)	(2)
Net income attributable to Kellogg Company	$1,247	$1,212	$1,148
Per share amounts:
Basic	$3.32	$3.17	$3.01
Diluted	$3.30	$3.16	$2.99

Dividends per share	$1.560	$1.430	$1.300

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Consolidated Balance Sheet

(millions, except share data)	2010	2009
Current assets
Cash and cash equivalents	$444	$334
Accounts receivable, net	1,190	1,093
Inventories	1,056	910
Other current assets	225	221
Total current assets	2,915	2,558
Property, net	3,128	3,010
Goodwill	3,628	3,643
Other intangibles, net	1,456	1,458
Other assets	720	531
Total assets	$11,847	$11,200
Current liabilities
Current maturities of long-term debt	$952	$1
Notes payable	44	44
Accounts payable	1,149	1,077
Other current liabilities	1,039	1,166
Total current liabilities	3,184	2,288
Long-term debt	4,908	4,835
Deferred income taxes	697	425
Pension liability	265	430
Other liabilities	639	947

Commitments and contingencies

Equity
Common stock, $.25 par value, 1,000,000,000 shares authorized Issued: 419,272,027 shares in 2010 and 419,058,168 shares in 2009	105	105
Capital in excess of par value	495	472
Retained earnings	6,122	5,481
Treasury stock at cost 53,667,635 shares in 2010 and 37,678,215 shares in 2009	(2,650)	(1,820)
Accumulated other comprehensive income (loss)	(1,914)	(1,966)
Total Kellogg Company equity	2,158	2,272
Noncontrolling interests	(4)	3
Total equity	2,154	2,275
Total liabilities and equity	$11,847	$11,200

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Consolidated Statement of Equity

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)

	shares	amount			shares	amount
Balance, December 29, 2007	419	$105	$388	$4,217	29	$(1,357)	$(827)	$2,526	$2	$2,528	$1,321

Common stock repurchases					13	(650)		(650)		(650)

Business acquisitions								—	7	7

Net income (loss)				1,148				1,148	(2)	1,146	$1,146

Dividends				(495)				(495)		(495)

Other comprehensive income							(1,314)	(1,314)		(1,314)	$(1,314)

Stock compensation			51					51		51

Stock options exercised and other			(1)	(34)	(5)	217		182		182
Balance, January 3, 2009	419	$105	$438	$4,836	37	$(1,790)	$(2,141)	$1,448	$7	$1,455	$(168)

Common stock repurchases					4	(187)		(187)		(187)

Net income (loss)				1,212				1,212	(4)	1,208	$1,208

Dividends				(546)				(546)		(546)

Other comprehensive income							175	175		175	175

Stock compensation			37					37		37

Stock options exercised and other			(3)	(21)	(3)	157		133		133
Balance, January 2, 2010	419	$105	$472	$5,481	38	$(1,820)	$(1,966)	$2,272	$3	$2,275	$1,383

Common stock repurchases					21	(1,057)		(1,057)		(1,057)

Net income (loss)				1,247				1,247	(7)	1,240	1,240

Dividends				(584)				(584)		(584)

Other comprehensive income							52	52		52	52

Stock compensation			19					19		19

Stock options exercised and other			4	(22)	(5)	227		209		209
Balance, January 1, 2011	419	$105	$495	$6,122	54	$(2,650)	$(1,914)	$2,158	$(4)	$2,154	$1,292

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Consolidated Statement of Cash Flows

(millions)	2010	2009	2008
Operating activities
Net income	$1,240	$1,208	$1,146
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	392	384	375
Deferred income taxes	266	(40)	157
Other	97	13	121
Pension and other postretirement benefit contributions	(643)	(100)	(451)
Changes in operating assets and liabilities:
Trade receivables	59	(75)	48
Inventories	(146)	(13)	41
Accounts payable	72	(59)	32
Accrued income taxes	(192)	112	(85)
Accrued interest expense	9	(5)	3
Accrued and prepaid advertising, promotion and trade allowances	(12)	91	(10)
Accrued salaries and wages	(169)	42	(47)
All other current assets and liabilities	35	85	(63)
Net cash provided by operating activities	$1,008	$1,643	$1,267
Investing activities
Additions to properties	$(474)	$(377)	$(461)
Acquisitions of businesses, net of cash acquired	—	—	(213)
Other	9	7	(7)
Net cash used in investing activities	$(465)	$(370)	$(681)
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	$(1)	$(1,284)	$23
Issuances of notes payable, with maturities greater than 90 days	—	10	190
Reductions of notes payable, with maturities greater than 90 days	—	(70)	(316)
Issuances of long-term debt	987	1,241	756
Reductions of long-term debt	(1)	(482)	(468)
Net issuances of common stock	204	131	175
Common stock repurchases	(1,052)	(187)	(650)
Cash dividends	(584)	(546)	(495)
Other	8	5	5
Net cash used in financing activities	$(439)	$(1,182)	$(780)
Effect of exchange rate changes on cash and cash equivalents	6	(12)	(75)
Increase (decrease) in cash and cash equivalents	$110	$79	$(269)
Cash and cash equivalents at beginning of year	334	255	524
Cash and cash equivalents at end of year	$444	$334	$255

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1

ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of Kellogg Company and its majority-owned subsidiaries (Kellogg or the Company). Intercompany balances and transactions are eliminated.

The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2010 and 2009 fiscal years each contained 52 weeks and ended on January 1, 2011 and January 2, 2010, respectively. The Company’s 2008 fiscal year ended on January 3, 2009, and included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2008 included a 14th week.

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

Cash and cash equivalents

Highly liquid investments with remaining stated maturities of three months or less when purchased are considered cash equivalents and recorded at cost.

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

Property

The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 5-20; office equipment 4-5; computer equipment and capitalized software 3-5; building components 15-30; building structures 50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. As of year-end 2010 and 2009, the carrying value of assets held for sale was insignificant.

Goodwill and other intangible assets

Goodwill and indefinite-lived intangibles are not amortized, but are tested at least annually for impairment. An intangible asset with a finite life is amortized on a straight-line basis over the estimated useful life.

For the goodwill impairment test, the fair value of the reporting units are estimated based on market multiples. This approach employs market multiples based on earnings before interest, taxes, depreciation and amortization, earnings for companies that are comparable to the Company’s reporting units and discounted cash flow. The assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for the Company’s reporting units.

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

Advertising and promotion

The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense is classified in selling, general and administrative (SGA) expense.

The Company classifies promotional payments to its customers, the cost of consumer coupons, and other cash redemption offers in net sales. The cost of promotional package inserts is recorded in cost of goods sold (COGS). Other types of consumer promotional expenditures are recorded in SGA expense.

Research and development

The costs of research and development (R&D) are expensed as incurred and are classified in SGA expense. R&D includes expenditures for new product and process innovation, as well as significant technological improvements to existing products and processes. The Company’s R&D expenditures primarily consist of internal salaries, wages, consulting, and supplies attributable to time spent on R&D activities. Other costs include depreciation and maintenance of research facilities and equipment, including assets at manufacturing locations that are temporarily engaged in pilot plant activities.

Stock-based compensation

The Company uses stock-based compensation, including stock options, restricted stock and executive performance shares, to provide long-term performance incentives for its global workforce.

The Company classifies pre-tax stock compensation expense principally in SGA expense within its corporate operations. Expense attributable to awards of equity instruments is recorded in capital in excess of par value in the Consolidated Balance Sheet.

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

Corporate income tax benefits realized upon exercise or vesting of an award in excess of that previously recognized in earnings (“windfall tax benefit”) is recorded in other financing activities in the Consolidated Statement of Cash Flows. Realized windfall tax benefits are credited to capital in excess of par value in the Consolidated Balance Sheet. Realized shortfall tax benefits (amounts which are less than that previously recognized in earnings) are first offset against the cumulative balance of windfall tax benefits, if any, and then charged directly to income tax expense. The Company currently has sufficient cumulative windfall tax benefits to absorb arising shortfalls, such that earnings were not affected during the periods presented. Correspondingly, the Company includes the impact of pro forma deferred tax assets (i.e., the “as if” windfall or shortfall) for purposes of determining assumed proceeds in the treasury stock calculation of diluted earnings per share.

Pension benefits, nonpension postretirement and postemployment benefits

The Company sponsors a number of U.S. and foreign plans to provide pension, health care, and other welfare benefits to retired employees, as well as salary continuance, severance, and long-term disability to former or inactive employees.

The recognition of benefit expense is based on actuarial assumptions, such as discount rate, long-term rate of compensation increase, long-term rate of return on plan assets and health care cost trend rate, and is reported in COGS and SGA expense on the Consolidated Statement of Income.

Pension and nonpension postretirement benefits.  Variances between the expected and actual rates of return on plan assets are recognized in the calculated value of plan assets over a five-year period. Once recognized, experience gains and losses are amortized using a declining-balance method over the average remaining service period of active plan participants. Management reviews the Company’s expected long-term rates of return annually; however, the benefit trust investment performance for one particular year does not, by itself, significantly influence this evaluation. The expected rates of return are not revised provided these rates fall between the 25th and 75th percentile of expected long-term returns, as determined by the Company’s modeling process.

Pension obligation related experience gains or losses are amortized using a straight-line method over the average remaining service period of active plan participants. Health care claims cost related experience gains or losses are recognized in the calculated amount of claims experience over a four year period and once recognized, are amortized using a straight-line method over 15 years.

For defined benefit pension and postretirement plans, the Company records the net overfunded or underfunded position as a pension asset or pension liability on the Consolidated Balance Sheet. The change in funded status for the year is reported as a component of other comprehensive income (loss), net of tax, in equity.

Postemployment benefits.  The Company recognizes an obligation for postemployment benefit plans that vest or accumulate with service. Obligations associated with the Company’s postemployment benefit plans, which are unfunded, are included in other current liabilities and other liabilities on the Consolidated Balance Sheet. All gains and losses are recognized over the average remaining service period of active plan participants.

Postemployment benefits that do not vest or accumulate with service or benefits to employees in excess of those specified in the respective plans are expensed as incurred.

Income taxes

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax-related interest and penalties as interest expense and SGA expense, respectively, on the Consolidated Statement of Income. The current portion of the Company’s unrecognized tax benefits is presented in the Consolidated Balance Sheet in other current assets and other current liabilities, and the amounts expected to be settled after one year are recorded in other assets and other liabilities.

Income taxes are provided on the portion of foreign earnings that is expected to be remitted to and taxable in the United States.

Derivative Instruments

The fair value of derivative instruments is recorded in other current assets, other assets, other current liabilities or other liabilities. Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in the Consolidated Statement of Income in other income (expense), net. In the Consolidated Statement of Cash Flows, settlements of cash flow and fair value hedges are classified as an operating activity; settlements of all other derivatives are classified as a financing activity.

Cash flow hedges.  Qualifying derivatives are accounted for as cash flow hedges when the hedged item is a forecasted transaction. Gains and losses on these instruments are recorded in other comprehensive income until the underlying transaction is recorded in earnings. When the hedged item is realized, gains or losses are reclassified from accumulated other comprehensive income (loss) (AOCI) to the Consolidated Statement of Income on the same line item as the underlying transaction.

Fair value hedges.  Qualifying derivatives are accounted for as fair value hedges when the hedged item is a recognized asset, liability, or firm commitment. Gains and losses on these instruments are recorded in earnings, offsetting gains and losses on the hedged item.

Net investment hedges.  Qualifying derivative and nonderivative financial instruments are accounted for as net investment hedges when the hedged item is a nonfunctional currency investment in a subsidiary. Gains and losses on these instruments are included in foreign currency translation adjustments in AOCI.

Other contracts.  The Company also periodically enters into foreign currency forward contracts and options to reduce volatility in the translation of foreign currency earnings to U.S. dollars. Gains and losses on these instruments are recorded in other income (expense), net, generally reducing the exposure to translation volatility during a full-year period.

Foreign currency exchange risk.  The Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany transactions and when applicable, nonfunctional currency denominated third-party debt. The Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, the Company is exposed to volatility in the translation of foreign currency denominated earnings to U.S. dollars. Management assesses foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements are established in conjunction with the term of underlying debt issues.

For foreign currency cash flow and fair value hedges, the assessment of effectiveness is generally based on changes in spot rates. Changes in time value are reported in other income (expense), net.

Interest rate risk.  The Company is exposed to interest rate volatility with regard to future issuances of fixed rate debt. The Company periodically uses interest rate swaps, including forward-starting swaps, to reduce interest rate volatility and funding costs associated with certain debt issues, and to achieve a desired proportion of variable versus fixed rate debt, based on current and projected market conditions.

Fixed-to-variable interest rate swaps are accounted for as fair value hedges and the assessment of effectiveness is based on changes in the fair value of the underlying debt, using incremental borrowing rates currently available on loans with similar terms and maturities.

Price risk.  The Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. The Company has historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months.

Commodity contracts are accounted for as cash flow hedges. The assessment of effectiveness for exchange-traded instruments is based on changes in futures prices. The assessment of effectiveness for over-the-counter transactions is based on changes in designated indices.

New accounting standards

Business combinations and noncontrolling interests.  In December 2007, the FASB (Financial Accounting Standards Board) issued separate standards on business combinations and noncontrolling interests in consolidated financial statements. These standards were adopted by the Company at the beginning of its 2009 fiscal year.

For business combinations, the underlying fair value concepts of previous guidance was retained, but the method for applying the acquisition method changed in a number of significant respects including 1) the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price, 2) the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved, 3) the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing them, and 4) the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period are recognized in net income rather than as adjustments to the cost of an acquisition, including changes that relate to business combinations completed prior to 2009. The impact of adoption of this standard on the Company’s financial statements was not significant.

For noncontrolling interests, the consolidated financial statements are presented as if the parent company investors (controlling interests) and other minority investors (noncontrolling interests) in partially-owned subsidiaries have similar economic interests in a single entity. As a result, investments in noncontrolling interests are reported as equity in the consolidated financial statements. Furthermore, the consolidated financial statements include 100% of a controlled subsidiary’s earnings, rather than only the Company’s share. Lastly, transactions between the Company and noncontrolling interests are reported in equity as transactions between shareholders provided that these transactions do not create a change in control. Previously, acquisitions of additional interests in a controlled subsidiary generally resulted in remeasurement of assets and liabilities acquired; dispositions of interests resulted in a gain or loss. The impact of adoption of this standard on the Company’s financial statements was not significant.

Variable interest entities.  In December 2009, the FASB amended the Accounting Standards Codification related to the consolidation provisions that apply to variable interest entities. This guidance was effective for fiscal years beginning after November 15, 2009 and was adopted by the Company on a prospective basis as of January 3, 2010 without material impact to its consolidated financial statements.

NOTE 2

ACQUISITIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisitions

During 2008, the Company made acquisitions in order to expand its presence geographically and increase its manufacturing capacity.

Results of operations of the acquired businesses have been included in the Company’s consolidated financial statements beginning on the dates of acquisition; such amounts were insignificant to the Company’s consolidated results of operations when considered individually or in the aggregate.

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

The Company paid approximately $42 million cash in connection with the transaction, including approximately $8 million to the seller’s lenders to settle debt of the acquired entity. This acquisition is included in the North America operating segment.

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

During 2008, the Company paid $31 million cash in connection with the acquisition, including approximately $22 million to lenders and other third parties to settle debt and other obligations of the acquired entity. Additional purchase price payable in June 2011 amounts to $5 million and is recorded on the Company’s Consolidated Balance Sheet in other current liabilities. This acquisition is included in the Asia Pacific operating segment.

In conjunction with acquisition of Navigable Foods, the Company obtained the option to purchase the noncontrolling interest of Navigable Foods beginning June 30, 2011. The noncontrolling interest holder also obtained the option to cause the Company to purchase its remaining interest. The options, which have similar terms, include an exercise price that is expected to approximate fair value on the date of exercise.

United Bakers  In January 2008, subsidiaries of the Company acquired substantially all of the equity interests in OJSC Kreker (doing business as United Bakers) and consolidated subsidiaries, a leading producer of cereal, cookie, and cracker products in Russia. United Bakers had approximately 4,000 employees, six manufacturing facilities, and a broad distribution network.

The Company paid $110 million cash (net of $5 million cash acquired), including approximately $67 million to settle debt and other assumed obligations of the acquired entities. Of the total cash paid, $5 million was spent prior to 2008 for transaction fees and advances. This acquisition is included in the Europe operating segment.

The purchase agreement between the Company and the seller provided for payment of contingent consideration under a calculation based primarily on sales, capital expenditures and earnings before income taxes, depreciation and amortization for the three-year period ended December 31, 2010. Based on the calculation, the Company is not required to provide contingent consideration to the seller.

Goodwill and other intangible assets

For the periods presented, the Company’s intangible assets consisted of the following:

Intangible assets subject to amortization
	Gross carrying amount		Accumulated amortization
(millions)	2010	2009	2010	2009
Trademarks	$19	$19	$16	$15
Other	41	41	31	30
Total	$60	$60	$47	$45

	2010	2009
Amortization expense (a)	$2	$3

(a)	The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $2 million per year.

Intangible assets not subject to amortization
	Total carrying amount
(millions)	2010	2009
Trademarks	$1,443	$1,443

Changes in the carrying amount of goodwill
(millions)	North America	Europe	Latin America	Asia Pacific (a)	Consolidated
January 3, 2009	$3,539	$61	$—	$37	$3,637
Currency translation adjustment	—	1	—	5	6
January 2, 2010	$3,539	$62	$—	$42	$3,643
Impairment charge	—	—	—	(20)	(20)
Currency translation adjustment	—	—	—	5	5
January 1, 2011	$3,539	$62	$—	$27	$3,628

(a)	Includes Australia, Asia and South America.

Impairment charges

In the fourth quarter of 2010, the Company recorded impairment charges totaling $29 million in connection with the Navigable Foods business in China, which was purchased by the Company in 2008.

The charges included $20 million representing the goodwill recorded in conjunction with the 2008 acquisition. The China business has been generating operating losses since the acquisition and that trend is expected to continue. As a result, management determined in the fourth quarter of 2010 that the current business has not proven to be the right vehicle for entry into the Chinese marketplace and began exploring various strategic alternatives to reduce operating losses in the future. The impairment charge was recorded in SGA expense in the Asia Pacific operating segment.

Prior to assessing the goodwill for impairment, the Company determined that the long-lived assets of the China reporting unit were impaired and should be written down to their estimated fair value of $10 million. This resulted in a fixed asset impairment charge of $9 million in 2010 that was recorded in the Asia Pacific operating segment, of which $8 million was recorded in COGS, and $1 million was recorded in SGA expense.

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

Cost summary

During 2010, the Company recorded $19 million of costs associated with exit or disposal activities. $6 million represented severance, $5 million was for pension costs, $7 million for other costs including relocation of assets and employees and $1 million for asset write-offs. $4 million of the charges were recorded in cost of goods sold (COGS) in the Europe operating segment. $15 million of the charges were recorded in selling, general and administrative (SGA) expense in the following operating segments (in millions): North America—$11; Europe—$2; and Asia Pacific—$2.

The Company recorded $65 million of costs in 2009 associated with exit or disposal activities. $44 million represented severance and other cash costs, $3 million was for pension costs, $6 million for asset write offs, and $12 million for other costs including relocation of assets and employees. $40 million of the charges were recorded in cost of goods sold (COGS) in the following operating segments (in millions): North America—$14; Europe—$16; Latin America—$9; and Asia Pacific—$1. $25 million of the charges were recorded in selling, general and administrative (SGA) expense in the following operating segments (in millions): North America—$10; Europe—$13; Latin America—$1; and Asia Pacific—$1.

For 2008, the Company recorded charges of $27 million, comprised of $7 million of asset write- offs, $17 million for severance and other cash costs and $3 million related to pension costs. $23 million of the 2008 charges were recorded in COGS within the Europe operating segment, with the balance recorded in SGA expense in the Latin America operating segment.

At January 1, 2011, exit cost reserves were $5 million, related to severance payments which will be made in 2011. Exit cost reserves at January 2, 2010 were $25 million related to severance payments.

Specific initiatives

2010 activities

During 2010, the Company incurred costs related to two ongoing programs which will result in COGS and SGA expense savings. The COGS program relates to Kellogg’s lean, efficient, and agile network (K LEAN). The SGA programs focus on the efficiency and effectiveness of various support functions.

The Company commenced K LEAN in 2009. K LEAN seeks to optimize the Company’s global manufacturing network, reduce waste, and develop best practices on a global basis. The Company incurred $4 million of costs in the Europe operating segment for 2010 which included cash payments for severance and other cash costs for asset removal and relocation at various global manufacturing facilities.

The following table presents the total program costs through January 1, 2011.

(millions)	Employee severance	Other cash costs (a)	Asset write-offs	Retirement benefits (b)	Total
For the year ended, January 2, 2010	$15	$6	$—	$3	$24
For the year ended, January 1, 2011	3	—	1	—	4
Total program costs	$18	$6	$1	$3	$28

(a)	Includes cash costs for equipment removal and relocation.

(b)	Pension plan curtailment losses and special termination benefits.

The above costs impacted operating segments, as follows (in millions): North America—$14; Europe—$13; and Asia Pacific—$1. The cost and cash outlay in 2011 for these programs is estimated to be an additional $3 million.

The following table presents a reconciliation of the severance reserve for this program.

(millions)	Beginning of period	Accruals	Payments	End of period
For the year ended, January 2, 2010	$—	$15	$(9)	$6
For the year ended, January 1, 2011	6	3	(7)	2
Total project to date		$18	$(16)

In 2009, the Company commenced various SGA programs which will result in an improvement in the efficiency and effectiveness of various support functions. The programs realign these functions to provide greater consistency across processes, procedures and capabilities in order to support the global organization. The Company incurred $15 million of costs for 2010 which included cash payments for severance and other cash costs associated with the elimination of salaried positions. The above costs impacted operating segments for the year-to-date period, as follows (in millions): North America—$11; Europe—$2; and Asia Pacific—$2.

The following table presents the total program costs through January 1, 2011.

(millions)	Employee severance	Other cash costs (a)	Retirement benefits (b)	Total
For the year ended, January 2, 2010	$17	$8	$—	$25
For the year ended, January 1, 2011	3	7	5	15
Total program costs	$20	$15	$5	$40

(a)	Includes cash costs for equipment removal and relocation.

(b)	Pension plan curtailment losses and special termination benefits.

The above costs impacted operating segments, as follows (in millions): North America—$21; Europe—$15; Latin America—$1; and Asia Pacific—$3. The cost and cash outlay for these programs in 2011 is estimated to be an additional $10 million.

The following table presents a reconciliation of the severance reserve for this program.

(millions)	Beginning of period	Accruals	Payments	End of period
For the year ended, January 2, 2010	$—	$17	$(5)	$12
For the year ended, January 1, 2011	12	3	(12)	3
Total project to date		$20	$(17)

Prior year activities

During 2009, in addition to the COGS and SGA programs above, the Company incurred costs related to a European manufacturing optimization program in Bremen, Germany and a supply chain network rationalization program in Latin America.

The Company incurred $7 million of costs during the year, representing cash payments for severance, related to a manufacturing optimization program in Bremen, Germany. The program will result in future cash savings through the elimination of employee positions and were recorded within COGS in the Europe operating segment. The program was substantially complete as of the end of the third quarter, 2009. Severance reserves were $7 million as of January 2, 2010 and were paid out during 2010.

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

In 2008, the Company executed a cost-reduction initiative in Latin America that resulted in the elimination of salaried positions. The cost of the program was $4 million and was recorded in Latin America’s SGA expense. The charge related primarily to severance benefits which were paid in 2008. There were no reserves as of January 3, 2009 related to this program.

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

NOTE 4

EQUITY

Earnings per share

Basic net earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted-average number of common shares outstanding during the period. Diluted net earnings per share is similarly determined, except the denominator is increased to include the number of additional common shares that would have been outstanding if all the dilutive potential common shares had been issued. Dilutive potential common shares are comprised principally of employee stock options issued by the Company. Basic net earnings per share is reconciled to diluted net earnings per share in the following table:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Net earnings per share
2010
Basic	$1,247	376	$3.32
Dilutive potential common shares	—	2	(0.02)
Diluted	$1,247	378	$3.30
2009
Basic	$1,212	382	$3.17
Dilutive potential common shares	—	2	(0.01)
Diluted	$1,212	384	$3.16
2008
Basic	$1,148	382	$3.01
Dilutive potential common shares	—	3	(0.02)
Diluted	$1,148	385	$2.99

The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (in millions): 2010–4.9; 2009–12.2; 2008–2.6.

Stock transactions

The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 7. The number of shares issued during the periods presented was (in millions): 2010–5; 2009–3; 2008–5. The Company issued shares totaling less than one million in each of the years presented under Kellogg DirectTM , a direct stock purchase and dividend reinvestment plan for U.S. shareholders.

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year repurchase program for 2010 through 2012. During 2010, the Company repurchased approximately 21 million shares of common stock for a total of $1,057 million, of which $1,052 was paid during the year and $5 million was payable at January 1, 2011. During 2009, the Company repurchased 4 million shares of common stock at a total cost of $187 million. During 2008, the Company repurchased 13 million shares of common stock at a total cost of $650 million.

Comprehensive income

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all years presented consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience losses and prior service cost related to employee benefit plans.

During 2010, the Company amended its U.S. postretirement healthcare benefit plan, which resulted in a $17 million decrease of a deferred tax asset and is included in tax expense with prior service credit (cost) arising during the period. During 2008, the assets of the Company’s postretirement and postemployment benefit plans suffered losses of over $1 billion due to the substantial allocation of assets in the equity market.

(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount
2010
Net income			$1,240
Other comprehensive income:
Foreign currency translation adjustments	$(18)	$—	(18)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	51	(21)	30
Reclassification to net earnings	34	(9)	25
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(71)	30	(41)
Prior service credit (cost)	(8)	(13)	(21)
Reclassification to net earnings:
Net experience loss	102	(32)	70
Prior service cost	11	(4)	7
	$101	$(49)	52
Total comprehensive income			$1,292
2009
Net income			$1,208
Other comprehensive income:
Foreign currency translation adjustments	$65	$—	65
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(6)	3	(3)
Reclassification to net earnings	(3)	—	(3)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	161	(72)	89
Prior service credit (cost)	(33)	11	(22)
Reclassification to net earnings:
Net experience loss	63	(21)	42
Prior service cost	11	(4)	7
	$258	$(83)	175
Total comprehensive income			$1,383
2008
Net income			$1,146
Other comprehensive income:
Foreign currency translation adjustments	$(431)	$—	(431)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(33)	12	(21)
Reclassification to net earnings	5	(2)	3
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(1,402)	497	(905)
Prior service credit (cost)	3	(1)	2
Reclassification to net earnings:
Net experience loss	49	(17)	32
Prior service cost	9	(3)	6
	$(1,800)	$486	(1,314)
Total comprehensive income			$(168)

Accumulated other comprehensive income (loss) at January 1, 2011 and January 2, 2010 consisted of the following:

(millions)	2010	2009
Foreign currency translation adjustments	$(789)	$(771)
Cash flow hedges — unrealized net gain (loss)	25	(30)
Postretirement and postemployment benefits:
Net experience loss	(1,075)	(1,104)
Prior service cost	(75)	(61)
Total accumulated other comprehensive income (loss)	$(1,914)	$(1,966)

NOTE 5

LEASES AND OTHER COMMITMENTS

The Company’s leases are generally for equipment and warehouse space. Rent expense on all operating leases was (in millions): 2010-$154; 2009-$150; 2008-$145. During 2008, the Company entered into approximately $3 million in capital lease agreements to finance the purchase of equipment. The Company did not enter into any capital lease agreements during 2009 and 2010.

At January 1, 2011, future minimum annual lease commitments under non-cancelable operating and capital leases were as follows:

(millions)	Operating leases	Capital leases
2011	$149	$1
2012	126	1
2013	94	1
2014	66	1
2015	47	—
2016 and beyond	103	1
Total minimum payments	$585	$5
Amount representing interest		(1)
Obligations under capital leases		4
Obligations due within one year		(1)
Long-term obligations under capital leases		$3

The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At January 1, 2011, the Company had not recorded any liability related to these indemnifications.

NOTE 6

DEBT

The following table presents the components of notes payable at year end January 1, 2011 and January 2, 2010:

(millions)	2010	2009
Bank borrowings	$44	$44

Long-term debt at year end consisted primarily of issuances of U.S. Dollar Notes, as follows:

(millions)	2010	2009
(a) 7.45% U.S. Dollar Debentures due 2031	$1,090	$1,089
(b) 4.0% U.S. Dollar Notes due 2020	991	—
(a) 6.6% U.S. Dollar Notes due 2011	951	951
(c) 4.25% U.S. Dollar Notes due 2013	800	787
(d) 5.125% U.S. Dollar Notes due 2012	768	749
(e) 4.45% U.S. Dollar Notes due 2016	748	748
(f) 4.15% U.S. Dollar Notes due 2019	498	498
Other	14	14
	5,860	4,836
Less current maturities	(952)	(1)
Balance at year end	$4,908	$4,835

(a)	In March 2001, the Company issued $4.6 billion of long-term debt instruments, primarily to finance the acquisition of Keebler Foods Company. The preceding table reflects the remaining principal amounts outstanding as of year-end 2010 and 2009. The effective interest rate as of January 1, 2011 on the Notes due 2011, reflecting issuance discount, hedge settlement and interest rate swaps, was 6.54%. The effective interest rate as of January 1, 2011 on the Debentures due 2031, reflecting issuance discount and hedge settlement, was 7.62%. Initially, these instruments were privately placed, or sold outside the United States, in reliance on exemptions from registration under the Securities Act of 1933, as amended (the 1933 Act). The Company then exchanged new debt securities for these initial debt instruments, with the new debt securities being substantially identical in all respects to the initial debt instruments, except for being registered under the 1933 Act. These debt securities contain standard events of default and covenants. The Notes due 2011 and the Debentures due 2031 may be redeemed in whole or in part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date). The Company redeemed $72 million of the Notes due 2011 in December 2007 and another $482 million in December 2009. The Company incurred $35 million of interest expense and $3 million of accelerated losses on interest rate swaps previously recorded in accumulated other comprehensive income in connection with the 2009 tender offer. In May 2009, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted a portion of the Notes due 2011 from a fixed rate to a floating rate obligation for the remainder of the ten-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $6 million, and was recorded as an increase in the hedged debt balance at January 1, 2011.

(b)	On December 8, 2010, the Company issued $1.0 billion of ten-year 4.0% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for incremental pension and postretirement benefit plan contributions and to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement, was 3.42%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(c)	On March 6, 2008, the Company issued $750 million of five-year 4.25% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to retire a portion of its U.S. commercial paper. These Notes were issued under an existing shelf registration statement. The effective interest rate as of January 1, 2011 on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 1.20%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In conjunction with this debt issuance, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation for the duration of the five-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $50 million, and was recorded as an increase in the hedged debt balance at January 1, 2011.

(d)	In December 2007, the Company issued $750 million of five-year 5.125% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to replace a portion of its U.S. commercial paper. These Notes were issued under an existing shelf registration statement. The effective interest rate as of January 1, 2011 on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 3.45%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In May 2009, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted these Notes from a fixed rate to a floating rate obligation for the remainder of the five-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $18 million, and was recorded as an increase in the hedged debt balance at January 1, 2011.

(e)	On May 18, 2009, the Company issued $750 million of seven-year 4.45% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement, was 4.46%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(f)

On November 15, 2009, the Company issued $500 million of ten-year 4.15% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its 6.6% U.S. Dollar Notes due 2011. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement, was 4.23%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

In February 2007, the Company and two of its subsidiaries (the Issuers) established a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. As of January 1, 2011 and January 2, 2010, no notes were outstanding under this program.

At January 1, 2011, the Company had $2.3 billion of short-term lines of credit, virtually all of which were unused and available for borrowing on an unsecured basis. These lines were comprised principally of an unsecured Five-Year Credit Agreement, which the Company entered into during November 2006 and expires in 2011. The Company plans to renew the agreement during 2011. The agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, to obtain letters of credit in an aggregate amount up to $75 million, and to provide a procedure for lenders to bid on short-term debt of the Company. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens, sale and leaseback transactions, and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest.

Scheduled principal repayments on long-term debt are (in millions): 2011–$946; 2012–$750; 2013–$752; 2014–$8; 2015–$1; 2016 and beyond–$3,351.

Interest paid was (in millions): 2010–$244; 2009–$302; 2008–$305. Interest expense capitalized as part of the construction cost of fixed assets was (in millions): 2010–$2; 2009–$3; 2008–$6.

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

The 2009 Long-Term Incentive Plan (2009 Plan), approved by shareholders in 2009, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2009 Plan, which replaced the 2003 Long-Term Incentive Plan (2003 Plan), authorizes the issuance of a total of (a) 27 million shares; plus (b) the total number of shares as to which awards granted under the 2009 Plan or the 2003 or 2001 Incentive Plans expire or are forfeited, terminated or settled in cash. No more than 5 million shares can be issued in satisfaction of performance units, performance-based restricted shares and other awards (excluding stock options and stock appreciation rights). There are additional annual limitations on awards or payments to individual participants. Options granted under the 2009 Plan generally vest over three years while options granted under the 2003 Plan vest over two years. At January 1, 2011, there were 23 million remaining authorized, but unissued, shares under the 2009 Plan.

The Non-Employee Director Stock Plan (2009 Director Plan) was approved by shareholders in 2009 and allows each eligible non-employee director to receive shares of the Company’s common stock annually. The number of shares granted pursuant to each annual award will be determined by the Nominating and Governance Committee of the Board of Directors. The 2009 Director Plan, which replaced the 2000 Non-Employee Director Stock Plan (2000 Director Plan), reserves 500,000 shares for issuance, plus the total number of shares as to which awards granted under the 2009 Director Plan or the 2000 Director Plans expire or are forfeited, terminated or settled in cash. The 2000 Director Plan allowed each eligible non-employee director to receive 2,100 shares of the Company’s common stock annually and annual grants of options to purchase 5,000 shares of the Company’s common stock. Under both the 2009 and 2000 Director Plans, shares (other than stock options) are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the Grantor Trust). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board. Under the 2009 Director Plan, 26,000 shares were awarded in 2010 and 32,510 shares were awarded in 2009. Under the 2000 Director Plan, 54,465 options and 19,964 shares were awarded in 2008.

The 2002 Employee Stock Purchase Plan was approved by shareholders in 2002 and permits eligible employees to purchase Company stock at a discounted price. This plan allows for a maximum of

2.5 million shares of Company stock to be issued at a purchase price equal to 95% of the fair market value of the stock on the last day of the quarterly purchase period. Total purchases through this plan for any employee are limited to a fair market value of $25,000 during any calendar year. At January 1, 2011, there were approximately 0.8 million remaining authorized, but unissued, shares under this plan. Shares were purchased by employees under this plan as follows (approximate number of shares): 2010–123,000; 2009–159,000; 2008–157,000. Options granted to employees to purchase discounted stock under this plan are included in the option activity tables within this note.

Additionally, during 2002, an international subsidiary of the Company established a stock purchase plan for its employees. Subject to limitations, employee contributions to this plan are matched 1:1 by the Company. Under this plan, shares were granted by the Company to match an equal number of shares purchased by employees as follows (approximate number of shares): 2010–66,000; 2009–74,000; 2008–78,000.

Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2010	2009	2008
Pre-tax compensation expense	$29	$48	$74
Related income tax benefit	$10	$17	$26

Pre-tax compensation expense for 2008 included $4 million of expense related to the modification of certain stock options to eliminate the accelerated ownership feature (AOF) and $13 million representing cash compensation to holders of modified stock options to replace the value of the AOF, which is discussed in the section, “Stock options.”

As of January 1, 2011, total stock-based compensation cost related to nonvested awards not yet recognized was approximately $33 million and the weighted-average period over which this amount is expected to be recognized was approximately 2 years.

Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax benefits realized upon exercise or vesting of stock-based awards generally represent the tax benefit of the difference between the exercise price and the strike price of the option.

Cash used by the Company to settle equity instruments granted under stock-based awards was insignificant.

(millions)	2010	2009	2008
Total cash received from option exercises and similar instruments	$204	$131	$175
Tax benefits realized upon exercise or vesting of stock-based awards:
Windfall benefits classified as financing cash flow	8	4	12
Other amounts classified as operating cash flow	20	12	17
Total	$28	$16	$29

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

Stock options

During 2010 and 2009, non-qualified stock options were granted to eligible employees under the 2009 Plan with exercise prices equal to the fair market value of the Company’s stock on the grant date, a contractual term of ten years, and a three-year graded vesting period.

During 2008, non-qualified stock options were granted to eligible employees under the 2003 Plan with exercise prices equal to the fair market value of the Company’s stock on the grant date, a contractual term of ten years, and a two-year graded vesting period. Grants to outside directors under the Director Plan included similar terms, but vested immediately.

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

Stock option valuation model assumptions for grants within the year ended:	2010	2009	2008
Weighted-average expected volatility	20.00%	24.00%	20.75%
Weighted-average expected term (years)	4.94	5.00	4.08
Weighted-average risk-free interest rate	2.54%	2.10%	2.66%
Dividend yield	2.80%	3.40%	2.40%
Weighed-average fair value of options granted	$7.90	$6.33	$7.90

A summary of option activity for the year ended January 1, 2011 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average contractual term (years)	Aggregate intrinsic value (millions)
Outstanding, beginning of year	26	$45
Granted	4	53
Exercised	(4)	43
Outstanding, end of year	26	$47	6.3	$125
Exercisable, end of year	20	$46	5.5	$100

Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data)	2009	2008
Outstanding, beginning of year	26	26
Granted	4	5
Exercised	(3)	(5)
Forfeitures and expirations	(1)	—
Outstanding, end of year	26	26
Exercisable, end of year	22	20
Weighted-average exercise price:
Outstanding, beginning of year	$45	$44
Granted	40	51
Exercised	41	42
Forfeitures and expirations	48	—
Outstanding, end of year	$45	$45
Exercisable, end of year	$45	$44

The total intrinsic value of options exercised during the periods presented was (in millions): 2010–$45; 2009–$25; 2008–$55.

Other stock-based awards

Other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2009 Plan during 2009 and 2010 and the 2003 Plan during 2008.

In 2010, 2009 and 2008, the Company made performance share awards to a limited number of senior executive-level employees, which entitles these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year targets are achieved. The cumulative three-year targets involved operating profit and internal net sales growth for the 2010 grant, cost savings for the 2009 grant and operating profit for the 2008 grant. Management estimates the fair value of performance share awards based on the market price of the underlying stock on the date of grant, reduced by the present value of estimated dividends foregone during the performance period. The 2010, 2009 and 2008 target grants (as revised for non-vested forfeitures and other adjustments) currently correspond to approximately 204,000, 170,000 and 160,000 shares, respectively, with a grant-date fair value of approximately $48, $36, and $47 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at year-end 2010, the maximum future value that could be awarded on the vesting date was (in millions): 2010 award–$21; 2009 award–$17; and 2008 award–$10. The 2007 performance share award, payable in stock, was settled at 150% of target in February 2010 for a total dollar equivalent of $14 million.

The Company also periodically grants restricted stock and restricted stock units to eligible employees. The Company awarded grants under the 2009 Plan during 2009 and 2010 and under the 2003 Plan during 2008. Restrictions with respect to sale or transferability generally lapse after three years and the grantee is normally entitled to receive shareholder dividends during the vesting period. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock activity for the year ended January 1, 2011, is presented in the following table:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted- average grant-date fair value
Non-vested, beginning of year	256	$48
Granted	121	53
Vested	(67)	47
Forfeited	(6)	49
Non-vested, end of year	304	$49

Grants of restricted stock and restricted stock units for comparable prior-year periods were: 2009–68,000; 2008–162,000.

The total fair value of restricted stock and restricted stock units vesting in the periods presented was (in millions): 2010–$3; 2009–$3; 2008–$7.

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

Obligations and funded status

The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2010	2009
Change in projected benefit obligation
Beginning of year	$3,605	$3,110
Service cost	88	79
Interest cost	200	196
Plan participants’ contributions	2	4
Amendments	8	30
Actuarial gain (loss)	241	264
Benefits paid	(203)	(183)
Curtailment and special termination benefits	—	3
Foreign currency adjustments	(11)	102
End of year	$3,930	$3,605
Change in plan assets
Fair value beginning of year	$3,323	$2,563
Actual return on plan assets	480	719
Employer contributions	350	87
Plan participants’ contributions	2	4
Benefits paid	(177)	(158)
Foreign currency adjustments	(11)	108
Fair value end of year	$3,967	$3,323
Funded status	$37	$(282)
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$333	$160
Other current liabilities	(43)	(12)
Other liabilities	(253)	(430)
Net amount recognized	$37	$(282)
Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$1,277	$1,287
Prior service cost	96	102
Net amount recognized	$1,373	$1,389

The accumulated benefit obligation for all defined benefit pension plans was $3.61 billion and $3.32 billion at January 1, 2011 and January 2, 2010, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2010	2009
Projected benefit obligation	$248	$2,759
Accumulated benefit obligation	207	2,601
Fair value of plan assets	11	2,317

Expense

The components of pension expense are presented in the following table. Pension expense for defined contribution plans relates principally to multiemployer plans in which the Company participates on behalf of certain unionized workforces in the United States. The 2010 and 2009 defined contribution plan expense includes $5 million and $12 million, respectively, related to curtailment and special termination benefits related to multi-employer plans. The final calculation of these liabilities are pending full-year 2011 and 2010 contribution base units, respectively, and are therefore subject to adjustment. The associated cash obligation is payable over a maximum 20-year period; management has not determined the actual period over which the payments will be made.

(millions)	2010	2009	2008
Service cost	$88	$79	$85
Interest cost	200	196	197
Expected return on plan assets	(316)	(315)	(300)
Amortization of unrecognized prior service cost	14	13	12
Recognized net loss	81	46	36
Curtailment and special termination benefits—net loss	—	6	12
Pension expense:
Defined benefit plans	67	25	42
Defined contribution plans	32	38	22
Total	$99	$63	$64

The estimated net experience loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension expense over the next fiscal year are approximately $104 million and $14 million, respectively.

Certain of the Company’s subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was $37 million in 2010, 2009 and 2008. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.

Beginning in 2010, new U.S. salaried and non-union hourly employees were not eligible to participate in the defined benefit pension plan. These employees are eligible to participate in an enhanced defined contribution plan. The change does not impact employees with a hire date before December 31, 2009.

Assumptions

The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2010	2009	2008
Discount rate	5.4%	5.7%	6.2%
Long-term rate of compensation increase	4.2%	4.1%	4.2%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2010	2009	2008
Discount rate	5.7%	6.2%	6.2%
Long-term rate of compensation increase	4.1%	4.2%	4.4%
Long-term rate of return on plan assets	8.9%	8.9%	8.9%

To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 69% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2010 of 8.9% equated to approximately the 62nd percentile expectation. Refer to Note 1.

To conduct the annual review of discount rates, the Company selected the discount based on a cash-flow matching analysis using Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments that constitute the projected benefit obligation for the plans. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. A similar methodology is applied in Canada and Europe, except the smaller bond markets imply that yields between the 10th and 90th percentiles are preferable. The measurement dates for the defined benefit plans are consistent with the Company’s fiscal year end. Accordingly, the Company selected discount rates to measure our benefit obligations consistent with market indices during December of each year.

Plan assets

The Company categorized Plan assets within a three level fair value hierarchy described as follows:

Investments stated at fair value as determined by quoted market prices (Level 1) include:

Cash and cash equivalents:  Value based on cost, which approximates fair value.

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

The preceding methods described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended January 1, 2011, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of January 1, 2011 summarized by level within the fair value hierarchy are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$169	$38	$—	$207
Corporate stock, common:
Domestic	645	—	—	645
International	185	—	—	185
Mutual funds:
Domestic equity	44	—	—	44
International equity	419	—	—	419
Collective trusts:
Domestic equity	—	539	—	539
International equity	—	1,020	—	1,020
Domestic debt	—	13	—	13
International debt	—	275	—	275
Bonds, corporate	—	350	1	351
Bonds, government	—	180	—	180
Bonds, other	—	29	—	29
Real estate	—	—	58	58
Other	—	(5)	7	2
Total	$1,462	$2,439	$66	$3,967

The fair value of Plan assets at January 2, 2010 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$55	$116	$—	$171
Corporate stock, common	713	—	—	713
Mutual funds:
Equity investments	489	—	—	489
Collective trusts:
Equity investments	—	1,145	—	1,145
Debt investments	—	281	—	281
Bonds, corporate	—	278	3	281
Bonds, government	—	78	—	78
Government mortgage backed securities	—	74	—	74
Bonds, other	—	57	4	61
Real estate	—	—	32	32
Other	—	—	(2)	(2)
Total	$1,257	$2,029	$37	$3,323

There were no unfunded commitments to purchase investments at January 1, 2011 or January 2, 2010.

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

The current weighted-average target asset allocation reflected by this strategy is: equity securities–75%; debt securities–23%; other–2%. Investment in Company common stock represented 1.3% and 1.6% of consolidated plan assets at January 1, 2011 and January 2, 2010, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute approximately $180 million to its defined benefit pension plans during 2011.

Level 3 gains and losses

Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

(millions)	Bonds, corporate	Bonds, other	Real estate	Other	Total
January 3, 2009	$11	$11	$27	$3	$52
Net purchases, sales and other	(4)	(6)	—	(4)	(14)
Realized and unrealized gain (loss)	1	1	5	(1)	6
Transfer out	(5)	(2)	—	—	(7)
January 2, 2010	$3	$4	$32	$(2)	$37
Net purchases, sales and other	(2)	(4)	19	6	19
Realized and unrealized gain	—	—	7	1	8
Transfer out	—	—	—	2	2
January 1, 2011	$1	$—	$58	$7	$66

The net change in Level 3 assets includes a gain of less than $1 million attributable to the change in unrealized holding gains or losses related to Level 3 assets held at January 1, 2011.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2011–$233; 2012–$202; 2013–$212; 2014–$217; 2015–$226; 2016 to 2020–$1,286.

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

In the first quarter of 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. There are various provisions which will impact the Company, however, the Company has determined that the Act did not have a material impact on the accumulated benefit obligation as of January 1, 2011 for nonpension postretirement benefit plans.

Obligations and funded status

The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2010	2009
Change in accumulated benefit obligation
Beginning of year	$1,162	$1,108
Service cost	20	18
Interest cost	64	65
Actuarial loss	36	25
Benefits paid	(60)	(61)
Foreign currency adjustments	2	7
End of year	$1,224	$1,162
Change in plan assets
Fair value beginning of year	$672	$553
Actual return on plan assets	108	170
Employer contributions	293	13
Benefits paid	(65)	(64)
Fair value end of year	$1,008	$672
Funded status	$(216)	$(490)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(2)	$(2)
Other liabilities	(214)	(488)
Net amount recognized	$(216)	$(490)
Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$315	$340
Prior service credit	(9)	(11)
Net amount recognized	$306	$329

Expense

Components of postretirement benefit expense were:

(millions)	2010	2009	2008
Service cost	$20	$18	$17
Interest cost	64	65	67
Expected return on plan assets	(64)	(68)	(63)
Amortization of unrecognized prior service credit	(3)	(2)	(3)
Recognized net loss	17	13	9
Postretirement benefit expense:
Defined benefit plans	34	26	27
Defined contribution plans	2	1	2
Total	$36	$27	$29

The estimated net experience loss for defined benefit plans that will be amortized from accumulated other comprehensive income into nonpension postretirement benefit expense over the next fiscal year is expected to be approximately $20 million, partially offset by amortization of prior service credit of $3 million.

Assumptions

The weighted-average actuarial assumptions used to determine benefit obligations were:

	2010	2009	2008
Discount rate	5.3%	5.7%	6.1%

The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2010	2009	2008
Discount rate	5.7%	6.1%	6.4%
Long-term rate of return on plan assets	8.9%	8.9%	8.9%

The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 8.

The assumed health care cost trend rate is 6.6% for 2011, decreasing gradually to 4.5% by the year 2015 and remaining at that level thereafter. These trend rates reflect the Company’s recent historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

(millions)	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$10	$(8)
Effect on postretirement benefit obligation	131	(109)

Plan assets

The fair value of Plan assets as of January 1, 2011 summarized by level within the fair value hierarchy described in Note 8, are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$17	$31	$—	$48
Corporate stock, common:
Domestic	184	—	—	184
International	12	—	—	12
Mutual funds:
Domestic equity	76	—	—	76
International equity	97	—	—	97
Domestic debt	73	—	—	73
Collective trusts:
Domestic equity	—	241	—	241
International equity	—	137	—	137
Bonds, corporate	—	99	—	99
Bonds, government	—	34	—	34
Bonds, other	—	7	—	7
Total	$459	$549	$—	$1,008

The fair value of Plan assets at January 2, 2010 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$—	$31	$—	$31
Corporate stock, common	132	4	—	136
Mutual funds:
Equity investments	122	—	—	122
Debt investments	45	—	—	45
Collective trusts:
Equity investments	—	202	—	202
Debt investments	—	28	—	28
Bonds, corporate	—	73	—	73
Bonds, government	—	14	—	14
Government mortgage backed securities	—	13	—	13
Bonds, other	—	7	1	8
Total	$299	$372	$1	$672

The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 8. The current target asset allocation is 75% equity securities and 25% debt securities. The Company currently expects to contribute approximately $16 million to its VEBA trusts during 2011.

Level 3 gains and losses

The change in the fair value of the Plan’s Level 3 assets is summarized as follows:

(millions)	Bonds, other
January 3, 2009	$6
Net purchases, sales and other	(2)
Gain	1
Transfer out	(4)
January 2, 2010	$1
Net purchases, sales and other	(1)
January 1, 2011	$—

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

(millions)	2010	2009
Change in accumulated benefit obligation
Beginning of year	$74	$65
Service cost	6	6
Interest cost	4	4
Actuarial loss	8	8
Benefits paid	(7)	(10)
Foreign currency adjustments	—	1
End of year	$85	$74
Funded status	$(85)	$(74)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(8)	$(7)
Other liabilities	(77)	(67)
Net amount recognized	$(85)	$(74)
Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$43	$39
Net amount recognized	$43	$39

Components of postemployment benefit expense were:

(millions)	2010	2009	2008
Service cost	$6	$6	$5
Interest cost	4	4	4
Recognized net loss	4	4	4
Postemployment benefit expense	$14	$14	$13

The estimated net experience loss that will be amortized from accumulated other comprehensive income into postemployment benefit expense over the next fiscal year is approximately $4 million.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2011	$70	$8
2012	76	9
2013	78	9
2014	80	10
2015	81	10
2016-2020	423	58

NOTE 10

INCOME TAXES

The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2010	2009	2008
Income before income taxes
United States	$1,271	$1,207	$1,030
Foreign	471	477	601
	1,742	1,684	1,631
Income taxes
Currently payable
Federal	97	331	135
State	10	39	3
Foreign	129	146	190
	236	516	328
Deferred
Federal	239	(8)	173
State	26	(3)	22
Foreign	1	(29)	(38)
	266	(40)	157
Total income taxes	$502	$476	$485

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2010	2009	2008
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign rates varying from 35%	–4.1%	–4.2	–5.0
State income taxes, net of federal benefit	1.4%	1.4	1.0
Cost (benefit) of remitted and unremitted foreign earnings	0.9%	–0.8	1.6
Tax audit activity	–1.6%	–0.9	–1.5
Net change in valuation allowances	0.5%	0.4	—
U.S. deduction for qualified production activities	–1.1%	–1.6	—
Other	–2.2%	–1.1	–1.4
Effective income tax rate	28.8%	28.2%	29.7%

As presented in the preceding table, the Company’s 2010 consolidated effective tax rate was 28.8%, as compared to 28.2% in 2009 and 29.7% in 2008. The 2010 effective income tax rate was impacted primarily by the remeasurement of liabilities for uncertain tax positions. Current authoritative guidance related to liabilities for uncertain tax positions requires the Company to remeasure its liabilities for uncertain tax positions based on new information during the period, including interactions with tax authorities. Based on our interactions with tax authorities in various state and foreign jurisdictions, we reduced certain liabilities for uncertain tax positions by $42 million and increased others by $13 million in 2010. The other line item contains the benefit from an immaterial correction of an item related to prior years that was booked in the first quarter of 2010, as well as the U.S. research and development tax credit.

During 2010, the Company provided $15 million on both remitted and unremitted foreign earnings, which represents the actual or expected tax effect of remitting foreign earnings net of available foreign tax credits. This includes a benefit of $18 million on earnings remitted in 2010 and a charge of $33 million on unremitted earnings not considered indefinitely reinvested. $17 million of this expense relates to current year earnings, while $16 million relates to prior year earnings.

As of January 1, 2011, the Company had recorded a deferred tax liability of $57 million related to $300 million of earnings. Accumulated foreign earnings of approximately $1.5 billion, primarily in Europe, were considered indefinitely reinvested. Accordingly, deferred income taxes have not been provided on these earnings and it is not practical to estimate the deferred tax impact of those earnings.

The 2009 effective tax rate reflected the favorable impact of various audit settlements as well as a U.S. deduction for qualified production activities as defined by the Internal Revenue Code. The deduction is based on U.S. manufacturing activities. During 2009, the Company finalized its assessment of foreign earnings and capital to be repatriated under the prior year repatriation plan resulting in a favorable impact to the cost of remitted and unremitted foreign earnings.

The 2008 effective tax rate reflected the favorable impact of various tax audit settlements. In conjunction with a planned international legal restructuring, management recorded a total charge of $42 million on $1 billion of unremitted foreign earnings and capital. During 2008, $710 million of these earnings and capital were repatriated. The total charge in the year included a provision of $18 million for deferred taxes related to the remaining $290 million of unremitted foreign earnings.

Changes in valuation allowances on deferred tax assets and the corresponding impacts on the effective income tax rate result from management’s assessment of the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards prior to expiration. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2010 and 2009 were $60 million and $37 million, respectively, with related valuation allowances at year-end 2010 and 2009 of approximately $35 and $22 million. Of the total carryforwards at year-end 2010, $2 million expire in 2011; $4 million expire in 2014 with the remainder expiring after five years.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2010 and 2009. Operating loss and credit carryforwards related to certain foreign operations increased in 2010. The increase in the deferred tax asset was partially offset by a corresponding increase in valuation allowances. The significant decrease in the employee benefits caption of the Company’s deferred tax asset was due to pension contributions made at the end of 2010. The deferred tax liability for unremitted foreign earnings increased by $37 million; $33 million of this change is attributable to tax expense recorded in 2010, while $4 million relates to remeasurement for foreign currency changes.

	Deferred tax assets		Deferred tax liabilities
(millions)	2010	2009	2010	2009
U.S. state income taxes	$7	$8	$77	$60
Advertising and promotion-related	24	26	3	4
Wages and payroll taxes	25	30	—	—
Inventory valuation	28	22	—	—
Employee benefits	187	393	65	42
Operating loss and credit carryforwards	60	37	—	—
Hedging transactions	1	15	16	—
Depreciation and asset disposals	25	18	311	313
Capitalized interest	7	7	9	11
Trademarks and other intangibles	—	—	472	467
Deferred compensation	48	50	—	—
Stock options	52	51	—	—
Unremitted foreign earnings	—	—	57	20
Other	51	67	8	12
	515	724	1,018	929
Less valuation allowance	(36)	(28)	—	—
Total deferred taxes	$479	$696	$1,018	$929
Net deferred tax asset (liability)	$(539)	$(233)
Classified in balance sheet as:
Other current assets	$110	$128
Other current liabilities	(13)	(7)
Other assets	61	71
Other liabilities	(697)	(425)
Net deferred tax asset (liability)	$(539)	$(233)

The change in valuation allowance reducing deferred tax assets was:

(millions)	2010	2009	2008
Balance at beginning of year	$28	$22	$22
Additions charged to income tax expense	11	14	6
Reductions credited to income tax expense	(2)	(7)	(3)
Currency translation adjustments	(1)	(1)	(3)
Balance at end of year	$36	$28	$22

Cash paid for income taxes was (in millions): 2010–$409; 2009–$409; 2008–$397. Income tax benefits realized from stock option exercises and deductibility of other equity-based awards are presented in Note 7.

Uncertain tax positions

The Company is subject to federal income taxes in the U.S. as well as various state, local, and foreign jurisdictions. The Company’s annual provision for U.S. federal income taxes represents approximately 70% of the Company’s consolidated income tax provision. The Company was chosen to participate in the Internal Revenue Service (IRS) Compliance

Assurance Program (CAP) beginning with the 2008 tax year. As a result, with limited exceptions, the Company is no longer subject to U.S. federal examinations by the IRS for years prior to 2010. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions, most notably: 1) a U.S.-Canadian transfer pricing issue pending international arbitration (Competent Authority) with a related advanced pricing agreement for years 1997-2008 for which an extension through 2011 has been requested; 2) an on-going examination of 2002-2008 U.K. income tax filings which is expected to be finalized in 2011; 3) Mexico for years 2003 and forward; and 4) Spain for years 2005 to 2006.

As of January 1, 2011, the Company has classified $43 million of unrecognized tax benefits as a current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the current liability balance expected to be settled within one year, offset by approximately $10 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended January 1, 2011, January 2, 2010 and January 3, 2009. For the 2010 year, approximately $83 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2010	2009	2008
Balance at beginning of year	$130	$132	$169
Tax positions related to current year:
Additions	12	17	24
Tax positions related to prior years:
Additions	13	4	2
Reductions	(42)	(9)	(56)
Settlements	(6)	(8)	(3)
Lapses in statutes of limitation	(3)	(6)	(4)
Balance at end of year	$104	$130	$132

For the year ended January 1, 2011, the company recognized an increase of $2 million of tax-related interest and penalties and had $26 million accrued at year end. For the year ended January 2, 2010, the Company recognized a reduction of $1 million of tax-related interest and penalties and had approximately $25 million accrued at January 2, 2010. For the year ended January 3, 2009, the Company recognized a reduction of $2 million of tax-related interest and penalties and had approximately $29 million accrued at January 3, 2009.

NOTE 11

DERIVATIVE INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company is exposed to certain market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices, which exist as part of its ongoing business operations. Management uses derivative financial and commodity instruments, including futures, options, and swaps, where appropriate, to manage these risks. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged and must be designated as a hedge at the inception of the contract.

The Company designates derivatives as cash flow hedges, fair value hedges, net investment hedges, or other contracts used to reduce volatility in the translation of foreign currency earnings to U.S. dollars. As a matter of policy, the Company does not engage in trading or speculative hedging transactions.

Total notional amounts of the Company’s derivative instruments as of January 1, 2011 and January 2, 2010 were as follows:

(millions)	2010	2009
Foreign currency exchange contracts	$1,075	$1,588
Interest rate contracts	1,900	1,900
Commodity contracts	379	213
Total	$3,354	$3,701

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at January 1, 2011 and January 2, 2010, measured on a recurring basis.

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

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of January 1, 2011 or January 2, 2010.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of January 1, 2011 and January 2, 2010:

	Level 1		Level 2		Total
(millions)	2010	2009	2010	2009	2010	2009
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$—	$7	$7	$7	$7
Interest rate contracts:
Other current assets	—	—	5	—	5	—
Other assets	—	—	69	44	69	44
Commodity contracts:
Other current assets	23	4	—	—	23	4
Total assets	$23	$4	$81	$51	$104	$55
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$—	$(27)	$(31)	$(27)	$(31)
Interest rate contracts:
Other liabilities	—	—	—	(1)	—	(1)
Commodity contracts:
Other current liabilities	—	—	(10)	(6)	(10)	(6)
Other liabilities	—	—	(29)	(14)	(29)	(14)
Total liabilities	$—	$—	$(66)	$(52)	$(66)	$(52)

The effect of derivative instruments on the Consolidated Statement of Income for the years ended January 1, 2011 and January 2, 2010 was as follows:

Derivatives in fair value hedging relationships						Location of gain (loss) recognized in income	Gain (loss) recognized in income
(millions)							2010	2009
Foreign currency exchange contracts						Other income (expense), net	$(51)	$(46)
Interest rate contracts						Interest expense	39	28
Total							$(12)	$(18)
Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income(a)
(millions)	2010	2009		2010	2009		2010	2009
Foreign currency exchange contracts	$(19)	$(23)	COGS	$(25)	$19	Other income (expense), net	$(1)	$(8)
Foreign currency exchange contracts	—	3	SGA expense	(1)	(3)	Other income (expense), net	—	—
Interest rate contracts	67	—	Interest expense	(4)	(8)	N/A	—	—
Commodity contracts	3	14	COGS	(4)	(5)	Other income (expense), net	(1)	(2)
Total	$51	$(6)		$(34)	$3		$(2)	$(10)
Derivatives not designated as hedging instruments						Location of gain (loss) recognized in income	Gain (loss) recognized in income
(millions)							2010	2009
Foreign currency exchange contracts						Other income (expense), net	$—	$1
Total							$—	$1

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on January 1, 2011 was $36 million. If the credit-risk-related contingent features were triggered as of January 1, 2011, the Company would be required to post collateral of $36 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of January 1, 2011 triggered by credit-risk-related contingent features.

Other fair value measurements

Level 3 assets measured on a nonrecurring basis at January 1, 2011 and January 2, 2010 consisted of long-lived assets and goodwill.

The Company’s calculation of the fair value of long-lived assets is based on market comparables, market trends and the condition of the assets. Long-lived assets with a carrying amount of $19 million were written down to their fair value of $10 million at January 1, 2011, resulting in an impairment charge of $9 million, which was included in earnings for the period.

Goodwill with a carrying amount of $20 million was written off at January 1, 2011 to reflect its implied fair value, resulting in an impairment charge of $20 million, which was included in earnings for the period. Please refer to the impairment discussion in Note 2.

The following table presents assets that were measured at fair value on the Consolidated Balance Sheet on a nonrecurring basis as of January 1, 2011 and January 2, 2010:

	Fair value		Level 3		Total gains (losses)
(millions)	2010	2009	2010	2009	2010	2009
Description:
Long-lived assets	$10	$—	$10	$—	$(9)	$—
Goodwill	—	—	—	—	(20)	—
Total	$10	$—	$10	$—	$(29)	$—

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximated fair value. The fair value of the Company’s long-term debt is calculated based on broker quotes and was as follows at January 1, 2011:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$961	$952
Long-term debt	5,361	4,908
Total	$6,322	$5,860

Credit risk concentration

The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative financial and commodity contracts. Management believes a concentration of credit risk with respect to derivative counterparties is limited due to the credit ratings of the counterparties and the use of master netting and reciprocal collateralization agreements.

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of $50 million as of January 1, 2011.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or our counterparties exceeds a certain amount. There were no collateral balance requirements at January 1, 2011.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 30% of consolidated trade receivables at January 1, 2011.

NOTE 12

PRODUCT WITHDRAWALS

During 2010, 2009 and 2008, the Company recorded charges in connection with product withdrawals. The Company recorded estimated customer returns and consumer rebates as a reduction of net sales, costs associated with returned product and the disposal and write-off of inventory as COGS, and other recall costs as SGA expense.

On June 25, 2010, the Company announced a recall of select packages of Kellogg’s cereal primarily in the U.S. due to an odor from waxy resins found in the package liner. The following table presents a summary of related charges for the year ended January 1, 2011:

(millions, except per share amount)	2010
Reduction of net sales	$29
COGS	16
SGA expense	1
Total	$46
Impact on earnings per diluted share	$(0.09)

In addition to charges recorded in connection with the withdrawal, the Company also lost sales of the impacted products that are not included in the table above.

On January 16, 2009, the Company announced a recall of certain Austin and Keebler branded peanut butter sandwich crackers and certain Famous Amos and Keebler branded peanut butter cookies. The recall was expanded in February 2009 to include certain Bear Naked, Kashi and Special K products. The decision to recall the products was made following an investigation by the United States Food and Drug Administration concerning a salmonella outbreak thought to be caused by tainted peanut related products. The products subject to the recall contained peanut based ingredients manufactured by the Peanut Corporation of America whose Blakely, Georgia plant was found to contain salmonella. The following table presents a summary of related charges for the years ended January 2, 2010 and January 3, 2009:

(millions, except per share amount)	2009	2008	Total
Reduction of net sales	$12	$12	$24
COGS	18	21	39
SGA expense	1	1	2
Total	$31	$34	$65
Impact on earnings per diluted share	$(0.06)	$(0.06)

In addition to charges recorded in connection with the withdrawal, the Company also lost sales of the impacted products that are not included in the table above.

NOTE 13

CONTINGENCIES

The Company is subject to various legal proceedings, claims, and governmental inspections or investigations in the ordinary course of business covering matters such as general commercial, governmental regulations, antitrust and trade regulations, product liability, environmental, intellectual property, workers’ compensation, employment and other actions. These matters are subject to uncertainty and the outcome is not predictable with assurance. The Company uses a combination of insurance and self-insurance for a number of risks, including workers’ compensation, general liability, automobile liability and product liability.

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at January 1, 2011. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

NOTE 14

QUARTERLY FINANCIAL DATA (unaudited)

	Net sales		Gross profit
(millions, except per share data)	2010	2009	2010	2009
First	$3,318	$3,169	$1,425	$1,302
Second	3,062	3,229	1,305	1,404
Third	3,157	3,277	1,369	1,440
Fourth	2,860	2,900	1,190	1,245
	$12,397	$12,575	$5,289	$5,391

	Net income attributable to Kellogg Company		Per share amounts
	2010	2009	2010		2009
			Basic	Diluted	Basic	Diluted
First	$418	$321	$1.10	$1.09	$.84	$.84
Second	302	354	.80	.79	.93	.92
Third	338	361	.91	.90	.94	.94
Fourth	189	176	.51	.51	.46	.46
	$1,247	$1,212

The principal market for trading Kellogg shares is the New York Stock Exchange (NYSE). At year-end 2010, the closing price (on the NYSE) was $51.08 and there were 40,527 shareholders of record.

Dividends paid per share and the quarterly price ranges on the NYSE during the last two years were:

2010 — Quarter	Dividend per share	Stock price
		High	Low
First	$.3750	$55.45	$51.70
Second	.3750	56.00	49.75
Third	.4050	52.58	47.28
Fourth	.4050	51.62	48.51
	$1.5600
2009 — Quarter
First	$.3400	$45.94	$35.64
Second	.3400	47.72	37.84
Third	.3750	49.90	45.58
Fourth	.3750	54.10	48.15
	$1.4300

NOTE 15

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

(millions)	2010	2009	2008
Net sales
North America	$8,402	$8,510	$8,457
Europe	2,230	2,361	2,619
Latin America	923	963	1,030
Asia Pacific (a)	842	741	716
Consolidated	$12,397	$12,575	$12,822
Operating profit
North America	$1,554	$1,569	$1,447
Europe	364	348	390
Latin America	153	179	209
Asia Pacific (a)	74	86	92
Corporate	(155)	(181)	(185)
Consolidated	$1,990	$2,001	$1,953
Depreciation and amortization
North America	$257	$256	$249
Europe	53	60	72
Latin America	17	28	24
Asia Pacific (a)	53	22	23
Corporate	12	18	7
Consolidated	$392	$384	$375
Interest expense
North America	$—	$—	$1
Europe	1	1	2
Latin America	—	—	—
Asia Pacific (a)	1	—	—
Corporate	246	294	305
Consolidated	$248	$295	$308
Income taxes
North America	$482	$474	$418
Europe	23	22	25
Latin America	29	32	38
Asia Pacific (a)	19	16	16
Corporate	(51)	(68)	(12)
Consolidated	$502	$476	$485
Total assets
North America	$8,623	$8,465	$8,443
Europe	1,700	1,630	1,545
Latin America	784	585	515
Asia Pacific (a)	596	535	408
Corporate	3,006	3,354	4,305
Elimination entries	(2,862)	(3,369)	(4,270)
Consolidated	$11,847	$11,200	$10,946
Additions to long-lived assets
North America	$327	$236	$262
Europe	57	50	172
Latin America	43	58	70
Asia Pacific (a)	45	30	66
Corporate	2	3	6
Consolidated	$474	$377	$576

(a)	Includes Australia, Asia and South Africa.

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2010, 21% in 2009, and 20% in 2008, comprised principally of sales within the United States.

Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2010	2009	2008
Net sales
United States	$7,786	$7,946	$7,866
United Kingdom	870	906	1,026
Other foreign countries	3,741	3,723	3,930
Consolidated	$12,397	$12,575	$12,822
Long-lived assets
United States	$1,993	$1,916	$1,922
United Kingdom	272	278	260
Other foreign countries	863	816	751
Consolidated	$3,128	$3,010	$2,933

Supplemental product information is provided below for net sales to external customers:

(millions)	2010	2009	2008
North America
Retail channel cereal	$2,947	$3,080	$3,038
Retail channel snacks	4,048	4,012	3,960
Frozen and specialty channels	1,407	1,418	1,459
International
Cereal	3,309	3,326	3,547
Convenience foods	686	739	818
Consolidated	$12,397	$12,575	$12,822

NOTE 16

SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2010	2009	2008
Research and development expense	$187	$181	$181
Advertising expense	$1,130	$1,091	$1,076

Consolidated Balance Sheet (millions)	2010	2009
Trade receivables	$893	$951
Allowance for doubtful accounts	(10)	(9)
Refundable income taxes	189	23
Other receivables	118	128
Accounts receivable, net	$1,190	$1,093
Raw materials and supplies	$224	$214
Finished goods and materials in process	832	696
Inventories	$1,056	$910
Deferred income taxes	$110	$128
Other prepaid assets	115	93
Other current assets	$225	$221
Land	$107	$106
Buildings	1,842	1,750
Machinery and equipment (a)	5,462	5,383
Construction in progress	407	291
Accumulated depreciation	(4,690)	(4,520)
Property, net	$3,128	$3,010
Other intangibles	$1,503	$1,503
Accumulated amortization	(47)	(45)
Other intangibles, net	$1,456	$1,458
Pension	$333	$160
Other	387	371
Other assets	$720	$531
Accrued income taxes	$60	$33
Accrued salaries and wages	153	322
Accrued advertising and promotion	405	409
Other	421	402
Other current liabilities	$1,039	$1,166
Nonpension postretirement benefits	$214	$488
Other	425	459
Other liabilities	$639	$947

(a)	Includes an insignificant amount of capitalized internal-use software.

Allowance for doubtful accounts (millions)	2010	2009	2008
Balance at beginning of year	$9	$10	$5
Additions charged to expense	2	3	6
Doubtful accounts charged to reserve	(1)	(4)	(1)
Balance at end of year	$10	$9	$10

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of January 1, 2011. The effectiveness of our internal control over financial reporting as of January 1, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

John A. Bryant
President and Chief Executive Officer

Ronald L. Dissinger
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Kellogg Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kellogg Company and its subsidiaries at January 1, 2011 and January 2, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 25, 2011

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

As of January 1, 2011, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also attested to, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2010 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 29, 2011 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.

Identification and Members of Audit Committee; Audit Committee Financial Expert — Refer to the information in the Proxy Statement under the caption “Board and Committee Membership,” which information is incorporated herein by reference.

Executive Officers of the Registrant — Refer to “Executive Officers” under Item 1 of this Report.

For information concerning Section 16(a) of the Securities Exchange Act of 1934 — Refer to the information under the caption “Security Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement, which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Refer to the information under the captions “2010 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” “Employment Agreements” and “Potential Post-Employment Payments,” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Refer to the information under the captions “Security Ownership — Five Percent Holders” and “Security Ownership — Officer and Director Stock Ownership” of the Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

(millions, except per share data) Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of January 1, 2011 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of January 1, 2011 (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) as of January 1, 2011 (c)
Equity compensation plans approved by security holders	25.7	$47	23.8
Equity compensation plans not approved by security holders	0.0	N/A	0.1
Total	25.7	$47	23.9

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

Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the plan through payroll deductions. The trustees of the plan use those contributions to buy shares of our common stock at fair market value on the open market, with Kellogg matching those contributions on a 1:1 basis. Shares must be withdrawn from the plan when employees cease employment. Under current law, eligible employees generally receive certain income and other tax benefits if those shares are held in the plan for a specified number of years. A similar plan is also available to employees in the Republic of Ireland. As these plans are open market plans with no set overall maximum, no amounts for these plans are included in the above table. However, approximately 66,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the plan for the Republic of Ireland and other similar predecessor plans during 2010, with approximately an additional 66,000 shares being provided as matched shares.

Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of our common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee Directors’ accounts. Units may be paid in either cash or shares of our common stock, either in a lump sum or in up to ten annual installments, with the payments to begin as soon as practicable after the non-employee Director’s service as a Director terminates. No more than 150,000 shares are authorized for use under this plan, of which approximately 11,000 had been issued as of January 1, 2011. Because Directors may elect, and are likely to elect, a distribution of cash rather than shares, the contingently issuable shares are not included in column (a) of the table above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Refer to the information under the captions “Corporate Governance — Director Independence” and “Related Person Transactions” of the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Refer to the information under the captions “Proposal 5 — Ratification of PricewaterhouseCoopers LLP — Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 5 — Ratification of PricewaterhouseCoopers LLP — Preapproval Policies and Procedures” of the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 25, 2011, are included herein in Part II, Item 8.

(a)  1.  Consolidated Financial Statements

Consolidated Statement of Income for the years ended January 1, 2011, January 2, 2010 and January 3, 2009.

Consolidated Balance Sheet at January 1, 2011 and January 2, 2010.

Consolidated Statement of Equity for the years ended January 1, 2011, January 2, 2010 and January 3, 2009.

Consolidated Statement of Cash Flows for the years ended January 1, 2011, January 2, 2010 and January 3, 2009.

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

The information called for by this Item is incorporated herein by reference from the Exhibit Index included in this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2011.

KELLOGG COMPANY

By:	/s/ John A. Bryant
John A. Bryant
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ JOHN A. BRYANT John A. Bryant	President and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ RONALD L. DISSINGER Ronald L. Dissinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2011

/s/ ALAN R. ANDREWS Alan R. Andrews	Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2011

* James M. Jenness	Chairman of the Board and Director	February 25, 2011

* Benjamin S. Carson Sr.	Director	February 25, 2011

* John T. Dillon	Director	February 25, 2011

* Gordon Gund	Director	February 25, 2011

* Dorothy A. Johnson	Director	February 25, 2011

* Donald R. Knauss	Director	February 25, 2011

* Ann McLaughlin Korologos	Director	February 25, 2011

* Rogelio M. Rebolledo	Director	February 25, 2011

* Sterling K. Speirn	Director	February 25, 2011

* Robert A. Steele	Director	February 25, 2011

* John L. Zabriskie	Director	February 25, 2011

* By:	/s/ GARY H. PILNICK Gary H. Pilnick	Attorney-in-Fact	February 25, 2011

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
1.01	Underwriting Agreement, dated May 18, 2009, by and among Kellogg Company, J.P. Morgan Securities, Inc., Deutsche Bank Securities Inc. and HSBC Securities (USA) Inc., incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated May 18, 2009, Commission file number 1-4171.	IBRF
1.02	Underwriting Agreement, dated November 16, 2009, by and among Kellogg Company, Banc of America Securities LLC and Sun Trust Robinson Humphrey, Inc., incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated November 16, 2009, Commission file number 1-4171.	IBRF
1.03	Underwriting Agreement, dated December 8, 2010, by and among Kellogg Company, Barclays Capital Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, incorporated by reference to Exhibit 1.1 to our Current Report on Form 8-K dated December 8, 2010, Commission file number 1-4171.	IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 24, 2009, Commission file number 1-4171.	IBRF
4.01	Fiscal Agency Agreement dated as of January 29, 1997, between us and Citibank, N.A., Fiscal Agent, incorporated by reference to Exhibit 4.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.	IBRF
4.02	Amended and Restated Five-Year Credit Agreement dated as of November 10, 2006 with twenty-four lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Europe Limited, as London Agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Agent, J.P. Morgan Australia Limited, as Australian Agent, Barclays Bank PLC, as Syndication Agent and Bank of America, N.A., Citibank, N.A. and Suntrust Bank, as Co-Documentation Agents, incorporated by reference to Exhibit 4.02 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.	IBRF
4.03	Indenture dated August 1, 1993, between us and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 33-49875.	IBRF
4.04	Form of Kellogg Company 4 7/8% Note Due 2005, incorporated by reference to Exhibit 4.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1999, Commission file number 1-4171.	IBRF
4.05	Indenture and Supplemental Indenture dated March 15 and March 29, 2001, respectively, between Kellogg Company and BNY Midwest Trust Company, including the forms of 6.00% notes due 2006, 6.60% notes due 2011 and 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 and 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.06	Form of 2.875% Senior Notes due 2008 issued under the Indenture and Supplemental Indenture described in Exhibit 4.05, incorporated by reference to Exhibit 4.01 to our Current Report on Form 8-K dated June 5, 2003, Commission file number 1-4171.	IBRF
4.07	Agency Agreement dated November 28, 2005, between Kellogg Europe Company Limited, Kellogg Company, HSBC Bank and HSBC Institutional Trust Services (Ireland) Limited, incorporated by reference to Exhibit 4.1 of our Current Report in Form 8-K dated November 28, 2005, Commission file number 1-4171.	IBRF
4.08	Canadian Guarantee dated November 28, 2005, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated November 28, 2005, Commission file number 1-4171.	IBRF
4.09	364-Day Credit Agreement dated as of January 31, 2007 with the lenders named therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and Barclays Bank PLC, as Syndication Agent. J.P. Morgan Securities Inc. and Barclays Capital served as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 4.09 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
4.10	364-Day Credit Agreement dated as of June 13, 2007 with JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ending June 30, 2007, Commission file number 1-4171.	IBRF
4.11	Form of Multicurrency Global Note related to Euro-Commercial Paper Program, incorporated by reference to Exhibit 4.10 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.	IBRF
4.12	Officers’ Certificate of Kellogg Company (with form of 4.25% Senior Note due March 6, 2013)	IBRF
4.13	Form of Indenture between Kellogg Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 333-159303.	IBRF
4.14	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.450% Senior Note Due May 30, 2016), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated May 18, 2009, Commission file number 1-4171.	IBRF
4.15	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.150% Senior Note Due 2019), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 16, 2009, Commission file number 1-4171.	IBRF
4.16	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.000% Senior Note Due 2020), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 8, 2010, Commission file number 1-4171.	IBRF
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.03	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.04	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.08	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, Commission file number 1-4171.*	IBRF
10.09	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.11	Kellogg Company 2001 Long-Term Incentive Plan, as amended and restated as of February 20, 2003, incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*	IBRF
10.12	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.13	Kellogg Company Executive Compensation Deferral Plan incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.14	Agreement between us and David Mackay, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2003, Commission file number 1-4171.*	IBRF
10.15	Retention Agreement between us and David Mackay, incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal period ended September , 2004, Commission file number 1-4171.*	IBRF
10.16	Employment Letter between us and James M. Jenness, incorporated by reference to Exhibit 10.18 to our Annual Report in Form 10-K for the fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.17	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.18	Stock Option Agreement between us and James Jenness, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.19	Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.20	Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.21	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10. to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*	IBRF
10.22	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Annex II of our Board of Directors’ proxy statement for the annual meeting of shareholders held on April 21, 2006.*	IBRF
10.23	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10. of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.24	Form of Non-Qualified Option Agreement for Senior Executives under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal period ended September , 2004, Commission file number 1-4171.*	IBRF
10.25	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal period ended September , 2004, Commission file number 1-4171.*	IBRF
10.26	Form of Non-Qualified Option Agreement for Non-Employee Director under 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal period ended September , 2004, Commission file number 1-4171.*	IBRF
10.27	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.28	2006-2008 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 17, 2006, Commission file number 1-4171 (the “2006 Form 8-K”).*	IBRF
10.29	Restricted Stock Grant/Non-Compete Agreement between us and John Bryant, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended April 2, 2005, Commission file number 1-4171 (the “2005 Q1 Form 10-Q”).*	IBRF
10.30	Restricted Stock Grant/Non-Compete Agreement between us and Jeff Montie, incorporated by reference to Exhibit 10.2 of the 2005 Q1 Form 10-Q.*	IBRF
10.31	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.32	Purchase and Sale Agreement between us and W. K. Kellogg Foundation Trust, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A dated November 8, 2005, Commission file number 1-4171.	IBRF
10.33	Purchase and Sale Agreement between us and W. K. Kellogg Foundation Trust, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2006, Commission file number 1-4171.	IBRF
10.34	Agreement between us and A.D. David Mackay, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF
10.35	Agreement between us and James M. Jenness, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF
10.36	2007-2009 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 20, 2007, Commission file number 1-4171.*	IBRF
10.37	Agreement between us and Jeffrey W. Montie, dated July 23, 2007, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 23, 2007, Commission file number 1-4171.*	IBRF
10.38	Letter Agreement between us and John A. Bryant, dated July 23, 2007, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 23, 2007, Commission file number 1-4171.*	IBRF
10.39	Agreement between us and James M. Jenness, dated February 22, 2008, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 22, 2008, Commission file number 1-4171.*	IBRF
10.40	2008-2010 Executive Performance Plan, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 22, 2008, Commission file number 1-4171.*	IBRF
10.41	Agreement between us and Jeffrey W. Montie, dated August 11, 2008, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 11, 2008, Commission file number 1-4171.*	IBRF
10.42	Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.43	Amendment to Letter Agreement between us and John A. Bryant, dated December 18, 2008, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.44	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.45	2009-2011 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 20, 2009, Commission file number 1-4171.*	IBRF
10.46	Form of Option Terms and Conditions for SVP Executive Officers under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 20, 2009, Commission file number 1-4171.*	IBRF
10.47	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*	IBRF
10.48	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158825.*	IBRF
10.49	2010-2012 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2010, Commission file number 1-4171.*	IBRF
10.50	Letter Agreement between us and David Mackay, dated December 3, 2010, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 2, 2010, Commission file number 1-4171.*	IBRF
10.51	Letter Agreement between us and Tim Mobsby, dated January 3, 2011, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 31, 2010, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.52	2011-2013 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.*	IBRF
10.53	Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.*	IBRF
10.54	Letter Agreement between us and Gary Pilnick, dated May 20, 2008.	E
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by John A. Bryant.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Ronald L. Dissinger.	E
32.1	Section 1350 Certification by John A. Bryant.	E
32.2	Section 1350 Certification by Ronald L. Dissinger.	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation LInkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.

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