Form 10-Q
period 2011-04-02
KELLOGG CO
filed 2011-05-10
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

Yes  ☐    No  ☒

Common Stock outstanding as of April 30, 2011 — 362,875,825 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	April 2, 2011 (unaudited)	January 1, 2011 *
Current assets
Cash and cash equivalents	$404	$444
Accounts receivable, net	1,367	1,190
Inventories:
Raw materials and supplies	243	224
Finished goods and materials in process	732	832
Deferred income taxes	134	110
Other prepaid assets	171	115

Total current assets	3,051	2,915

Property, net of accumulated depreciation of $4,816 and $4,690	3,183	3,128
Goodwill	3,630	3,628
Other intangibles, net of accumulated amortization of $47 and $47	1,456	1,456
Pension	463	333
Other assets	405	387

Total assets	$12,188	$11,847

Current liabilities
Current maturities of long-term debt	$—	$952
Notes payable	1,078	44
Accounts payable	1,199	1,149
Accrued advertising and promotion	462	405
Accrued income taxes	92	60
Accrued salaries and wages	179	153
Other current liabilities	408	421

Total current liabilities	3,418	3,184

Long-term debt	4,905	4,908
Deferred income taxes	749	697
Pension liability	176	265
Other liabilities	636	639

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	503	495
Retained earnings	6,325	6,122
Treasury stock, at cost	(2,835)	(2,650)
Accumulated other comprehensive income (loss)	(1,789)	(1,914)

Total Kellogg Company equity	2,309	2,158

Noncontrolling interests	(5)	(4)

Total equity	2,304	2,154

Total liabilities and equity	$12,188	$11,847

* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended
(Results are unaudited)	April 2, 2011	April 3, 2010
Net sales	$3,485	$3,318

Cost of goods sold	2,064	1,893
Selling, general and administrative expense	849	788

Operating profit	572	637

Interest expense	67	65
Other income (expense), net	—	1

Income before income taxes	505	573
Income taxes	140	156
Net income	$365	$417
Net income (loss) attributable to noncontrolling interests	(1)	(1)
Net income attributable to Kellogg Company	$366	$418

Per share amounts:
Basic	$1.00	$1.10
Diluted	$1.00	$1.09

Dividends per share	$0.405	$0.375

Average shares outstanding:
Basic	365	380
Diluted	368	384

Actual shares outstanding at period end	362	380

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

			Capital in excess of par value	Retained earnings			Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)

	Common stock				Treasury stock
(unaudited)	shares	amount			shares	amount

Balance, January 2, 2010	419	$105	$472	$5,481	38	$(1,820)	$(1,966)	$ 2,272	$ 3	$2,275
Common stock repurchases					21	(1,057)		(1,057)		(1,057)
Net income (loss)				1,247				1,247	(7)	1,240	$1,240
Dividends				(584)				(584)		(584)
Other comprehensive income							52	52		52	52
Stock compensation			19					19		19
Stock options exercised and other			4	(22)	(5)	227		209		209

Balance, January 1, 2011	419	$105	$495	$6,122	54	$(2,650)	$(1,914)	$ 2,158	$ (4)	$2,154	$1,292
Common stock repurchases					6	(324)		(324)		(324)
Net income (loss)				366				366	(1)	365	365
Dividends				(148)				(148)		(148)
Other comprehensive income							125	125		125	125
Stock compensation			3					3		3
Stock options exercised and other			5	(15)	(3)	139		129		129

Balance, April 2, 2011	419	$105	$503	$6,325	57	$(2,835)	$(1,789)	$ 2,309	$(5)	$2,304	$490

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Quarter ended
(unaudited)	April 2, 2011	April 3, 2010
Operating activities
Net income	$365	$417
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	89	87
Deferred income taxes	6	(11)
Other	6	44
Postretirement benefit plan contributions	(178)	(22)
Changes in operating assets and liabilities:
Trade receivables	(301)	(203)
Inventories	81	93
Accounts payable	50	(48)
Accrued income taxes	190	110
Accrued interest expense	(16)	(17)
Accrued and prepaid advertising, promotion and trade allowances	21	(4)
Accrued salaries and wages	25	(133)
All other current assets and liabilities	(28)	(63)

Net cash provided by operating activities	310	250

Investing activities
Additions to properties	(103)	(60)
Other	4	1

Net cash used in investing activities	(99)	(59)

Financing activities
Net issuances of notes payable	1,031	80
Reductions of long-term debt	(946)	—
Net issuances of common stock	122	74
Common stock repurchases	(329)	(148)
Cash dividends	(148)	(142)
Other	4	2

Net cash used in financing activities	(266)	(134)

Effect of exchange rate changes on cash and cash equivalents	15	(4)

Increase (decrease) in cash and cash equivalents	(40)	53
Cash and cash equivalents at beginning of period	444	334

Cash and cash equivalents at end of period	$404	$387

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended April 2, 2011 (unaudited)

Note 1 Basis of presentation

The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying notes contained on pages 27 to 57 of the Company’s 2010 Annual Report on Form 10-K.

The condensed balance sheet data at January 1, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended April 2, 2011 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Note 2 Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the quarter ended April 2, 2011 are presented in the following table.

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	Asia Pacific (a)	Consolidated
January 1, 2011	$3,539	$62	$—	$27	$3,628
Currency translation adjustment	—	2	—	—	2
April 2, 2011	$3,539	$64	$—	$27	$3,630

(a) Includes Australia, Asia and South Africa.

Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization
(millions)	April 2, 2011	January 1, 2011	April 2, 2011	January 1, 2011
Trademarks	$19	$19	$16	$16
Other	41	41	31	31

Total	$60	$60	$47	$47

For intangible assets in the preceding table, amortization was less than $1 million for each of the current and prior year comparable quarters. The currently estimated aggregate annual amortization expense for full-year 2011 and each of the four succeeding fiscal years is approximately $2 million.

Intangible assets not subject to amortization

	Total carrying amount
(millions)	April 2, 2011	January 1, 2011
Trademarks	$1,443	$1,443

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

2011 activities

During the first quarter of 2011, the Company incurred exit costs related to two ongoing programs which will result in cost of goods sold (COGS) and selling, general and administrative (SGA) expense savings. The COGS program relates to Kellogg’s lean, efficient, and agile network (K LEAN). The SGA programs focus on the efficiency and effectiveness of various support functions.

Total charges incurred during the quarters ended April 2, 2011 and April 3, 2010 were as follows:

	Quarter ended, April 2, 2011			Quarter ended, April 3, 2010
(millions)	COGS program	SGA programs	Total	COGS program	SGA programs	Total
Employee severance	$ 4	$—	$ 4	$2	$1	$3
Other cash costs (a)	—	—	—	—	4	4
Asset write-offs	1	—	1	—	—	—
Total	$ 5	$—	$ 5	$2	$5	$7

(a)	Includes cash costs for equipment removal and relocation.

Total program costs incurred through April 2, 2011 were as follows:

	Total program costs through April 2, 2011
	COGS program	SGA programs	Total
Employee severance	$22	$20	$42
Other cash costs (a)	6	15	21
Asset write-offs	2	—	2
Retirement benefits (b)	3	5	8
Total	$33	$40	$73

(a)	Includes cash costs for equipment removal and relocation.
(b)	Pension plan curtailment losses and special termination benefits.

In 2009, the Company commenced K LEAN. Refer to page 36 of the Company’s 2010 Annual Report on Form 10-K for further information on this initiative. Costs for this program impacted the following operating segments during the quarters ended April 2, 2011 and April 3, 2010.

	COGS program
	Quarter ended
(millions)	April 2, 2011	April 3, 2010
North America	$—	$1
Europe	5	1

Total	$ 5	$2

These costs represent employee severance and other cash costs associated with the elimination of hourly and salaried positions, as well as non-cash asset write offs at various global manufacturing facilities. To date, we have incurred $33 million in total exit costs for this program. The costs have impacted our operating segments, as follows (in millions): North America-$14; Europe-$18; and Asia Pacific-$1. Based on forecasted exchange rates, the Company currently expects to incur an additional $12 million in exit costs for this program during 2011.

In 2009, the Company commenced various SGA programs which resulted in an improvement in the efficiency and effectiveness of various support functions. Refer to page 37 of the Company’s 2010 Annual Report on Form 10-K for further information on this initiative. Costs for these programs impacted the following operating segments during the quarters ended April 2, 2011 and April 3, 2010 as follows:

	SGA programs
	Quarter ended
(millions)	April 2, 2011	April 3, 2010
North America	$—	$3
Europe	—	1
Asia Pacific (a)	—	1
Total	$—	$5

(a)	Includes Australia, Asia and South Africa.

These costs represent severance and other cash costs associated with the elimination of salaried positions. To date, we have incurred $40 million in exit costs for these programs. The costs have impacted our operating segments as follows (in millions): North America-$21; Europe-$15; Asia Pacific-$3; and Latin America-$1. Based on forecasted exchange rates, the Company currently expects to incur an additional $2 in exit costs for these programs during 2011.

Reserves for the COGS and SGA programs are primarily for employee severance and will be paid out by the end of 2011. The detail is as follows:

(millions)	Balance January 1, 2011	Accruals	Payments	Balance April 2, 2011
COGS program	$2	$4	$(2)	$4
SGA programs	3	—	(1)	2

Total	$5	$4	$(3)	$6

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 7 million for the quarter ended April 2, 2011 and 1 million for the quarter ended April 3, 2010.

Quarters ended April 2, 2011 and April 3, 2010:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2011
Basic	$366	365	$1.00
Dilutive potential common shares		3	—
Diluted	$366	368	$1.00
2010
Basic	$418	380	$1.10
Dilutive potential common shares		4	(0.01)
Diluted	$418	384	$1.09

During the quarter ended April 2, 2011, the Company issued 0.4 million shares to employees and directors under various benefit plans and stock purchase programs, as further discussed in Note 6.

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. During the quarter ended April 2, 2011, the Company repurchased 6 million shares of common stock for a total of $324 million. During quarter ended April 3, 2010, the Company spent $148 million to purchase 3 million shares.

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

Quarter ended April 2, 2011:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2011
Net income			$365
Other comprehensive income:
Foreign currency translation adjustments	$109	$ —	109
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	11	(4)	7
Reclassification to net earnings	(8)	3	(5)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(12)	4	(8)
Prior service credit (cost)	(1)	—	(1)
Reclassification to net earnings:
Net experience loss	32	(11)	21
Prior service cost	3	(1)	2
	$134	$ (9)	125
Total comprehensive income			$490

Quarter ended April 3, 2010:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2010
Net income			$417
Other comprehensive income:
Foreign currency translation adjustments	$(46)	$—	(46)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(35)	11	(24)
Reclassification to net earnings	13	(4)	9
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	18	(6)	12
Prior service credit (cost)	1	(17)	(16)
Reclassification to net earnings:
Net experience loss	25	(8)	17
Prior service cost	4	(1)	3
	$(20)	$(25)	(45)
Total comprehensive income			$372

Accumulated other comprehensive income (loss) as of April 2, 2011 and January 1, 2011 consisted of the following:

(millions)	April 2, 2011	January 1, 2011
Foreign currency translation adjustments	$ (680)	$ (789)
Cash flow hedges—unrealized net loss	27	25
Postretirement and postemployment benefits:
Net experience loss	(1,062)	(1,075)
Prior service cost	(74)	(75)
Total accumulated other comprehensive income (loss)	$(1,789)	$(1,914)

Note 5 Debt

The following table presents the components of notes payable at April 2, 2011 and January 1, 2011:

(millions)	April 2, 2011		January 1, 2011
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$1,026	0.34%	$—	—%
Bank borrowings	52		44
Total	1,078		44

During the first quarter of 2011, the Company repaid its $946 million, ten-year 6.6% U.S. Dollar Notes at maturity with U.S. commercial paper.

In March 2011, the Company entered into an unsecured Four-Year Credit Agreement to replace its existing unsecured Five-Year Credit Agreement, which would have expired in November 2011. The Four-Year Credit Agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, to obtain letters of credit in an aggregate amount up to $75 million, U.S. swingline loans in an aggregate amount up to $200 million and European swingline loans in an aggregate amount up to $400 million and to provide a procedure for lenders to bid on short-term debt of the Company. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens, sale and leaseback transactions, and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest.

Note 6 Stock compensation

The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, and to a lesser extent, executive performance shares and restricted stock grants. Additionally, the Company awards restricted stock to its non-employee directors. The interim information below should be read in conjunction with the disclosures included on pages 41 to 44 of the Company’s 2010 Annual Report on Form 10-K.

The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended
(millions)	April 2, 2011	April 3, 2010
Pre-tax compensation expense	$10	$13
Related income tax benefit	$ 4	$ 5

As of April 2, 2011, total stock-based compensation cost related to non-vested awards not yet recognized was $71 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the period ended April 2, 2011 and April 3, 2010, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described on pages 42 and 43 of the Company’s 2010 Annual Report on Form 10-K.

Quarter ended April 2, 2011:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$47
Granted	5	53
Exercised	(3)	44
Forfeitures and expirations	—	—
Outstanding, end of period	28	$48	6.8	$166
Exercisable, end of period	20	$46	5.7	$144

Quarter ended April 3, 2010:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$45
Granted	4	53
Exercised	(1)	43
Forfeitures and expirations	—	—
Outstanding, end of period	29	$46	6.8	$211
Exercisable, end of period	23	$46	6.1	$177

The weighted-average fair value of options granted was $7.59 per share for the period ended April 2, 2011 and $7.90 per share for the period ended April 3, 2010. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk- free interest rate	Dividend yield
Grants within the quarter ended April 2, 2011:	17%	6.98	3.07%	3.10%
Grants within the quarter ended April 3, 2010:	20%	4.94	2.54%	2.80%

The total intrinsic value of options exercised was $20 million for the quarter ended April 2, 2011 and $12 million for the quarter ended April 3, 2010.

Performance shares

In the first quarter of 2011, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2011 target grant currently corresponds to approximately 226,000 shares, with a grant-date fair value of $48 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at April 2, 2011, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	April 2, 2011
2009 Award	$18
2010 Award	$22
2011 Award	$24

The 2008 performance share award, payable in stock, was settled at 69% of target in February 2011 for a total dollar equivalent of $6 million.

Note 7 Employee benefits

The Company sponsors a number of U.S. and foreign pension, other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described on pages 44 to 49 of the Company’s 2010 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.

Pension

	Quarter ended
(millions)	April 2, 2011	April 3, 2010
Service cost	$ 26	$ 23
Interest cost	52	50
Expected return on plan assets	(92)	(79)
Amortization of unrecognized prior service cost	4	3
Recognized net loss	26	20
Settlement cost	1	—
Total pension expense	$ 17	$ 17

Other nonpension postretirement

	Quarter ended
(millions)	April 2, 2011	April 3, 2010
Service cost	$ 6	$ 5
Interest cost	16	16
Expected return on plan assets	(22)	(16)
Amortization of unrecognized prior service cost	(1)	—
Recognized net loss	5	4
Total postretirement benefit expense	$ 4	$ 9

Postemployment

	Quarter ended
(millions)	April 2, 2011	April 3, 2010
Service cost	$2	$2
Interest cost	1	1
Recognized net loss	1	1
Total postemployment benefit expense	$4	$4

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
April 2, 2011	$174	$ 4	$178
April 3, 2010	$ 19	$ 3	$ 22
Full year:
Fiscal year 2011 (projected)	$180	$ 20	$200
Fiscal year 2010 (actual)	$350	$293	$643

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

During the first quarter of 2011, the Company re-measured a U.S. pension plan’s projected benefit obligation as a result of lump sum settlement activity during 2011. In connection with the re-measurement, the Company incurred settlement expense totaling $1 million and recorded a pre-tax net actuarial gain of $6 million in other comprehensive income during the first quarter.

Note 8 Income taxes

The consolidated effective income tax rate for 2011 as compared to 2010 was as follows:

Effective income tax rate
Quarter ended:
April 2, 2011	28%
April 3, 2010	27%

The consolidated effective tax rate for the quarter ended April 2, 2011, of 28% was comparable to prior year’s rate of 27%. Both periods were positively impacted by discrete items. The effective rate for the first quarter of 2011 benefited from an international legal restructuring, while the effective rate for the first quarter of 2010 benefited from an immaterial correction of an item related to prior years.

As of April 2, 2011, the Company classified $11 million of unrecognized tax benefits as a current liability, representing several income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance, expected to be settled within one year, offset by $10 million of projected additions. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended April 2, 2011; $55 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
January 1, 2011	$104
Tax positions related to current year:
Additions	3
Tax positions related to prior years:
Additions	4
Reductions	(4)
Settlements	(29)
April 2, 2011	$78

The Company had the following amounts of income tax related interest accrued as of January 1, 2011 and April 2, 2011 respectively.

(millions)
Interest accrued at January 1, 2011	$26
Reduction of interest expense recognized for the period ended April 2, 2011	$(3)
Interest accrued at April 2, 2011	$17

Note 9 Derivative instruments and fair value measurements

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

The Company designates derivatives as cash flow hedges, fair value hedges, net investment hedges, and uses other contracts to reduce volatility in interest rates and the translation of foreign currency earnings to U.S. dollars. As a matter of policy, the Company does not engage in trading or speculative hedging transactions.

Total notional amounts of the Company’s derivative instruments as of April 2, 2011 and January 1, 2011 were as follows:

(millions)	April 2, 2011	January 1, 2011
Foreign currency exchange contracts	$1,417	$1,075
Interest rate contracts	3,100	1,900
Commodity contracts	354	379
Total	$4,871	$3,354

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at April 2, 2011 and January 1, 2011, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of April 2, 2011 or January 1, 2011.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of April 2, 2011 and January 1, 2011:

	Level 1		Level 2		Total
(millions)	April 2, 2011	January 1, 2011	April 2, 2011	January 1, 2011	April 2, 2011	January 1, 2011

Derivatives designated as hedging instruments:

Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$—	$20	$7	$20	$7
Interest rate contracts:
Other prepaid assets	—	—	—	5	—	5
Other assets	—	—	40	69	40	69
Commodity contracts:
Other prepaid assets	23	23	2	—	25	23
Total assets	$23	$23	$62	$81	$85	$104
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$—	$(17)	$(27)	$(17)	$(27)
Interest rate contracts:
Other liabilities	—	—	(7)	—	(7)	—
Commodity contracts:
Other current liabilities	—	—	(9)	(10)	(9)	(10)
Other liabilities	—	—	(22)	(29)	(22)	(29)
Total liabilities	$—	$—	$(55)	$(66)	$(55)	$(66)

Derivatives not designated as hedging instruments:

Assets:
Interest rate contracts:
Other assets	$—	$—	$30	$—	$30	$—
Total assets	$—	$—	$30	$—	$30	$—

The effect of derivative instruments on the Consolidated Statement of Income for the quarters ended April 2, 2011 and April 3, 2010 was as follows:

Derivatives in fair value hedging relationships (millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		April 2, 2011	April 3, 2010
Foreign currency exchange contracts	Other income (expense), net	$22	$(29)
Interest rate contracts	Interest expense	15	10
Total		$37	$(19)

Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income(a)
	April 2, 2011	April 3, 2010		April 2, 2011	April 3, 2010		April 2, 2011	April 3, 2010
Foreign currency exchange contracts	$(2)	$(12)	COGS	$(2)	$(7)	Other income (expense), net	$(1)	$—
Foreign currency exchange contracts	(1)	1	SGA expense	—	—	Other income (expense), net	—	—
Interest rate contracts	(1)	—	Interest expense	1	(1)	N/A	—	—
Commodity contracts	15	(24)	COGS	9	(5)	Other income (expense), net	—	(1)
Total	$11	$(35)		$8	$(13)		$(1)	$(1)

Derivatives not designated as hedging instruments (millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		April 2, 2011	April 3, 2010
Interest rate contracts	Interest expense	$ (3)	$—
Total		$ (3)	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on April 2, 2011 was $30 million. If the credit-risk-related contingent features were triggered as of April 2, 2011, the Company would be required to post collateral of $30 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of April 2, 2011 triggered by credit-risk-related contingent features.

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt is calculated based on broker quotes and was as follows at April 2, 2011:

(millions)	Fair Value	Carrying Value
Long-term debt	$5,298	$4,905

Credit risk concentration

The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative financial and commodity contracts. Management believes a concentration of credit risk with respect to derivative counterparties is limited due to the credit ratings of the counterparties and the use of master netting and reciprocal collateralization agreements.

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of $42 million as of April 2, 2011.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or our counterparties exceeds a certain amount. There were no collateral balance requirements at April 2, 2011.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 35% of consolidated trade receivables at April 2, 2011.

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

	Quarter ended
(millions)	April 2, 2011	April 3, 2010
Net sales
North America	$ 2,364	$ 2,275
Europe	621	606
Latin America	261	222
Asia Pacific (a)	239	215
Consolidated	$ 3,485	$ 3,318
Segment operating profit
North America (b)	$ 440	$ 498
Europe	101	105
Latin America	48	45
Asia Pacific (a)	31	37
Corporate (b)	(48)	(48)
Consolidated	$ 572	$ 637

(a)	Includes Australia, Asia and South Africa.
(b)	Research and Development expense totaling $3 million was reallocated to Corporate from North America for the first quarter of 2010.

KELLOGG COMPANY

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Overview

For more than 100 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, frozen waffles and veggie foods. Kellogg products are manufactured and marketed globally. We currently manage our operations in four geographic operating segments, consisting of North America and the three International operating segments of Europe, Latin America and Asia Pacific.

We manage our Company for sustainable performance defined by our long-term annual growth targets. These targets are 3 to 4% for internal net sales, mid single-digit (4 to 6%) for internal operating profit, and high single-digit (7 to 9%) for net earnings per share on a currency-neutral basis. Internal net sales and internal operating profit exclude the impact of foreign currency translation, acquisitions, dispositions and shipping day differences. See the “Foreign currency translation” section for an explanation of management’s definition of currency neutral.

For the quarter ended April 2, 2011, our reported net sales increased 5%. Consolidated operating profit decreased 10%, while internal operating profit decreased 12%, compared to internal growth of 17% in the prior period. Diluted earnings per share (EPS) declined 8% to $1.00, compared to $1.09 in the comparable prior year quarter. EPS on a currency-neutral basis was down 10%. Our performance was ahead of our expectations for the quarter. We had strong top-line growth and invested in brand building and in our supply chain.

For the full year 2011, we expect our internal net sales to increase by approximately 4%, at the high end of our previous guidance of 3 to 4%. This increase offsets our expectations of higher input costs. We are on track to meet our internal operating profit guidance of flat to down 2%, and our currency-neutral earnings per diluted share growth of low single-digits (1 to 3%).

Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the first quarter of 2011 versus 2010:

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2011 net sales	$2,364	$621	$261	$239	$—	$3,485

2010 net sales	$2,275	$606	$222	$215	$—	$3,318

% change — 2011 vs. 2010:
Volume (tonnage) (b)	1.8%	(.6)%	4.1%	4.9%	—	1.8%
Pricing/mix	1.7%	—%	6.1%	(2.7)%	—	1.3%
Subtotal — internal business	3.5%	(.6)%	10.2%	2.2%	—	3.1%
Foreign currency impact	.4%	3.1%	7.2%	9.2%	—	1.9%
Total change	3.9%	2.5%	17.4%	11.4%	—	5.0%
(dollars in millions)	North America (c)	Europe	Latin America	Asia Pacific (a)	Corporate (c)	Consoli- dated
2011 operating profit	$440	$101	$48	$31	$(48)	$572

2010 operating profit	$498	$105	$45	$37	$(48)	$637

% change — 2011 vs. 2010:
Internal business	(12.1)%	(8.7)%	1.0%	(23.2)%	(1.6)%	(12.3)%
Foreign currency impact	.4%	4.7%	7.3%	7.8%	—%	2.1%
Total change	(11.7)%	(4.0)%	8.3%	(15.4)%	(1.6)%	(10.2)%

(a)	Includes Australia, Asia, and South Africa.
(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.
(c)	Research and Development expense totaling $3 million was reallocated to Corporate from North America for the first quarter of 2010.

Our consolidated net sales grew by 5%. The strong net sales growth during the quarter was due to increased volumes resulting from our recently launched innovations and our investment in brand building, and favorable pricing/mix. Foreign exchange provided a favorable impact of almost 2%.

Our North America operating segment had internal net sales growth of 3%. North America has three product groups: retail cereal; retail snacks and frozen and specialty channels. Internal net sales of retail cereal increased 2% driven by pricing and strong innovation. We saw improving trends in the cereal category, which responds well to innovation and brand building investment. Our innovations, launched in January, performed very well. We are excited about our second half innovations.

The retail snack product group (cookies, crackers, toaster pastries, cereal bars and fruit-flavored snacks) grew a strong 5%, on top of 5% growth in the prior year. We saw net sales increases in crackers and wholesome snacks, while cookie net sales were flat. During the quarter we launched a cracker innovation which has been very successful and helped drive a share gains in measured channels. Although our cookie sales were flat, we did increase share slightly, indicating improved trends in our cookie business. Consumption in the toaster pastry category was down, but we grew share.

Internal net sales in the frozen and specialty channels (frozen foods, food service and vending) increased 4%, driven by growth in our waffle business. Our consumption in the waffle business grew by more than 60%; however, shipment growth was not as high as consumption as we were lapping the rebuilding of trade inventory in the first quarter of 2010. The veggie category remains strong. While our shipments were down, we saw strong underlying consumption growth from Morningstar Farms.

Internal net sales in our international operating segments increased 2%. The growth was driven by higher sales in Latin America and Asia Pacific, which offset Europe’s 1% decline. The U.K. continued to be a tough operating environment. The cereal category was flat and highly competitive. The softness in the U.K. was partially offset by growth in France, where the cereal category grew mid single-digit. Latin America’s internal net sales grew by 10% due to Brazil and Venezuela where we are lapping soft comparisons from the prior year. Net sales in Mexico were up 1%, against last year’s strong 7% growth. Results in Mexico for the first quarter were negatively impacted by a customer dispute that has been resolved. In Asia Pacific, internal net sales were up 2% as a result of the strong sales in our South Africa and India business. This growth was offset by net sales softness in Australia. Consumption in our Australia cereal business grew by more than 1% and we gained share. Our net sales performance did not reflect the increase in consumption due to higher retailer inventory growth in the first quarter of 2010.

Consolidated operating profit declined by 10% on a reported basis, and 12% on an internal basis. The decline was due to higher input costs, supply chain investments and increased brand building. Our price execution lagged the significant increase in input cost inflation. In addition, we lapped a strong first quarter 2010 performance with internal operating profit growth of 17%.

Internal operating profit in North America declined by 12% against an increase of 22% in the prior year. Higher input costs and increased brand building to support our innovation launches were the main drivers. Europe’s internal operating profit declined by 9%, impacted by the difficult operating environment in the U.K. In Latin America, despite 10% net sales growth, internal operating profit increased by only 1% due to increased cost pressures. Asia Pacific’s internal operating profit declined by 23%, lapping last year’s growth of 10%. Australia drove the decline in operating profit, due to the lapping of higher retail inventory growth in the first quarter of 2010 as well as increased advertising to support innovation.

Margin performance

Margin performance for the first quarter of 2011 versus 2010 is as follows:

Quarter	2011	2010	Change vs. prior year (pts.)
Gross margin (a)	40.8%	43.0%	(2.2)
SGA (b)	(24.4)%	(23.8)%	(0.6)
Operating margin	16.4%	19.2%	(2.8)

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.
(b)	Selling, general, and administrative expense as a percentage of net sales.

As illustrated in the preceding table, our consolidated gross margin declined by 220 basis points in 2011 due to increased cost pressures for fuel, energy, commodities, employee benefits and other supply chain investments. We have increased price, but those increases lagged input inflation. The full impact of our price increases will be recognized as we progress into the second quarter. Our selling, general and administrative (SGA) expense as a percentage of net sales increased by 60 basis points primarily due to increased advertising and promotion investment.

For the full year, we expect gross margin to remain under pressure and be down approximately 50 basis points.

Foreign currency translation

The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily in the euro, British pound, Mexican peso, Australian dollar and Canadian dollar. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have a significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.

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

	Quarter ended
Consolidated results	April 2, 2011	April 3, 2010
Diluted net earnings per share (EPS)	$1.00	$1.09
Translational impact (a)	(0.02)	(0.02)
Currency neutral EPS	$0.98	$1.07
Currency neutral EPS growth (b)	(10)%

(a)	Translation impact is the difference between reported EPS and the translation of current year net profits at prior year exchange rates, adjusted for gains (losses) on translational hedges.
(b)	Calculated as a percentage of growth from the prior year’s reported EPS.

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

2011 activities

We incurred costs related to our cost reduction initiatives which do not qualify as exit costs under generally accepted accounting principles in the United States. These represent cash costs for consulting and other charges for our cost of goods sold COGS and SGA programs.

Costs incurred during the quarter as well as total program costs are as follows:

	Quarter ended, April 2, 2011			Total program costs through, April 2, 2011
(millions)	COGS programs	SGA programs	Total	COGS programs	SGA programs	Total
North America	$1	$—	$1	$68	$14	$82
Europe	1	—	1	21	3	24
Latin America	—	—	—	8	—	8
Asia Pacific	1	—	1	9	—	9
Corporate	—	—	—	—	3	3
Total	$3	$—	$3	$106	$20	$126

The additional cost and cash outlay in 2011 for these programs, excluding exit costs, is estimated to be $5 to $10 million. The projects are expected to be substantially complete by the end of 2011.

SAP reimplementation

We are reimplementing SAP which will result in process and productivity improvements. The program is expected to require approximately $70 million of incremental expense, including consulting, in addition to capital investments. The reimplementation will begin in 2011.

In the first quarter of 2011, we incurred approximately $2 million of consulting costs associated with this program in our North America operating segment. To date, we have incurred $11 million in program costs. These costs impacted our operating segments as follows (in millions): North America-$10; and Latin America-$1. The additional cost and cash outlay in 2011 through 2014 for this program is expected to be approximately $60 million.

Prior year activities

During the first quarter of April 3, 2010, we incurred $10 million of consulting and other costs in connection with our COGS and SGA programs. Costs were recorded in the following operating segments during the quarter ended April 3, 2010.

	Quarter ended, April 3, 2010
(millions)	COGS programs	SGA programs	Total
North America	$6	$1	$7
Europe	2	—	2
Asia Pacific	1	—	1
Total	$9	$1	$10

During the first quarter of 2010, the Company incurred $2 million of costs associated with the SAP reimplementation in our North America operating segment.

Interest expense

For the quarter ended April 2, 2011, interest expense was $67 million, as compared to the quarter ended April 3, 2010 with interest expense of $65 million.

For the full year 2011, we expect gross interest expense to be approximately $235 to $245 million, compared to 2010’s full year amount of $248 million.

Income taxes

The consolidated effective income tax rate was 28% for the quarter ended April 2, 2011, as compared to 27% for the comparable quarter of 2010. Refer to Note 8 of the Consolidated Financial Statements for further discussion.

For the full year 2011, we currently expect the consolidated effective income tax rate to be approximately 30%. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory rates. Additionally, the rate could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

Liquidity and capital resources

Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of our cash flows:

	Quarter ended
(millions)	April 2, 2011	April 3, 2010
Net cash provided by (used in):
Operating activities	$310	$250
Investing activities	(99)	(59)
Financing activities	(266)	(134)
Effect of exchange rates on cash and cash equivalents	15	(4)
Net (decrease) increase in cash and cash equivalents	$(40)	$53

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the first quarter of 2011 amounted to $310 million, an increase of $60 million compared with the first quarter of 2010, with the increase primarily attributable to lower incentive compensation payments during first quarter 2011 and the receipt of an income tax refund related to 2010 pension and postretirement plan contributions. The impact of higher pension and postretirement plan contributions in 2011 compared with first quarter 2010 partially offset the increase in operating cash flows during the period.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 22 days and 23 days for the 12 month periods ended April 2, 2011 and April 3, 2010, respectively. Compared with the 12 month period ended April 3, 2010, the unfavorable impact on the 2011 cash conversion cycle resulting from higher days of inventory outstanding was more than offset by an increase in days of trade payables outstanding.

Our pension and other postretirement benefit plan contributions amounted to $178 million and $22 million for the year-to-date periods ended April 2, 2011 and April 3, 2010, respectively. For full year 2011, we currently expect that our contributions to pension and other postretirement plans will total approximately $200 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Quarter ended		Change versus prior year
(millions)	April 2, 2011	April 3, 2010
Net cash provided by operating activities	$310	$250	24.0%
Additions to properties	(103)	(60)
Cash flow	$207	$190	8.9%

For 2011, we are projecting cash flow (as defined) within a range of $1.1 billion to $1.2 billion. This projection reflects the impact of our expected pension and postretirement benefit plan contributions, net of tax.

Investing activities

Our net cash used in investing activities during the year to date period ended 2011 amounted to $99 million, an increase of $40 million compared with the same period in 2010. The increase was primarily attributable to a higher level of capital expenditures in 2011.

For full-year 2011, we project capital spending of approximately 4% of net sales. In addition to continuing to invest in our supply chain and information technology infrastructure, we have increased investment in capacity to support growth and innovation.

Financing activities

Our net cash used in financing activities for the year-to-date period ended April 2, 2011 amounted to $266 million compared with $134 million for the comparable period in 2010. The increase was primarily attributable to an increase in repurchases of common stock.

We spent $329 million and $148 million to repurchase common stock during the year to date periods ended April 2, 2011 and April 3, 2010, respectively. Of the $329 million spent in 2011, $5 million was related to shares purchased in 2010 that did not settle prior to the end of the 2010 reporting period, and $324 million was spent to repurchase 6 million shares of our common stock during the first quarter of 2011. During the first quarter of 2010, we spent $148 million to repurchase approximately 3 million shares of our common stock.

On April 23, 2010, our board of directors authorized a $2.5 billion, three-year share repurchase program for 2010 through 2012. As of April 2, 2011, total purchases under the repurchase authorization amounted to 27 million shares totaling $1.4 billion. During the remainder of 2011 and 2012, we plan to execute the remaining repurchases under the 2010 authorization. We project total purchases of $800 million in 2011, which includes the $324 million executed in first quarter 2011, with the balance in 2012. Actual repurchases could be different from our current projections, as influenced by factors such as the impact of changes in our stock price and other competing priorities.

We used commercial paper to refinance $946 million of long-term debt that matured in the first quarter of 2011.

In February 2011, the board of directors declared a dividend of $0.405 per common share, payable on March 15, 2011 to shareholders of record at close of business on March 1, 2011. In April 2011, our board of directors declared a dividend of $0.405 per common share, payable June 15, 2011 to shareholders of record at close of business on June 1, 2011. We also announced that the board plans to increase the quarterly dividend to $0.43 per share beginning with the third quarter of 2011. This increase is consistent with our current plan to maintain our dividend pay-out ratio between 40% and 50% of reported net income.

In March 2011, we entered into an unsecured Four-Year Credit Agreement to replace our existing unsecured Five-Year Credit Agreement, which would have expired in November 2011. The Four-Year Credit Agreement allows us to borrow, on a revolving credit basis, up to $2.0 billion, although we do not plan to use it. (See Note 5 within Notes to consolidated financial statements for additional information on the Four-Year Credit Agreement.)

We are in compliance with all debt covenants. We continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future. We expect our access to public debt and commercial paper markets, along with operating cash flows, will be adequate to meet future operating, investing and financing needs, including the pursuit of selected bolt-on acquisitions.

Forward-looking statements

This Management’s Discussion and Analysis contains “forward-looking statements” with projections concerning, among other things, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “project,” “should,” or words or phrases of similar meaning. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our Company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. Refer to Note 9 within Notes to Consolidated Financial Statements for further information on our derivative financial and commodity instruments.

Refer to disclosures contained on pages 25-26 of our 2010 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of April 2, 2011.

During the quarter ended April 2, 2011, we entered into additional interest rate swaps in connection with certain U.S. Dollar Notes. The total notional amount of interest rate swaps at April 2, 2011 was $3.1 billion, representing a settlement receivable of $63 million. The total notional amount of interest rate swaps at January 1, 2011 was $1.9 billion, representing a settlement receivable of $74 million.

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

As of April 2, 2011, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011. The risk factors disclosed under this Part II, Item 1A and in Part I, Item 1A to our Annual report on Form 10-K for the fiscal year ended January 1, 2011, in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
1/2/11-1/29/11	981,295	$50.95	981,295	$1,393
Month #2:
1/30/11-2/26/11	562,994	$53.29	562,994	$1,363
Month #3:
2/27/11-4/2/11	4,510,566	$53.96	4,510,566	$1,119
Total	6,054,855	$53.41	6,054,855

On April 23, 2010, the board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. This authorization replaced the previous share buyback program which authorized stock repurchases of up to $1,113 million for 2010.

Item 6. Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant

31.2	Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger

32.1	Section 1350 Certification from John A. Bryant

32.2	Section 1350 Certification from Ronald L. Dissinger

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ A. R. Andrews
A. R. Andrews
Principal Accounting Officer; Vice President — Corporate Controller

Date: May 10, 2011

KELLOGG COMPANY

EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)

31.1	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger	E

32.1	Section 1350 Certification from John A. Bryant	E

32.2	Section 1350 Certification from Ronald L. Dissinger	E

101.INS	XBRL Instance Document	E

101.SCH	XBRL Taxonomy Extension Schema Document	E

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E