Form 10-Q
period 2011-07-02
KELLOGG CO
filed 2011-08-05
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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

Yes  ☐    No  ☒

Common Stock outstanding as of July 30, 2011 — 362,003,351 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	July 2, 2011 (unaudited)	January 1, 2011 *
Current assets
Cash and cash equivalents	$457	$444
Accounts receivable, net	1,364	1,190
Inventories:
Raw materials and supplies	239	224
Finished goods and materials in process	778	832
Deferred income taxes	161	110
Other prepaid assets	137	115

Total current assets	3,136	2,915

Property, net of accumulated depreciation of $4,908 and $4,690	3,246	3,128
Goodwill	3,632	3,628
Other intangibles, net of accumulated amortization of $48 and $47	1,455	1,456
Pension	474	333
Other assets	413	387

Total assets	$12,356	$11,847

Current liabilities
Current maturities of long-term debt	$—	$952
Notes payable	734	44
Accounts payable	1,208	1,149
Accrued advertising and promotion	436	405
Accrued income taxes	31	60
Accrued salaries and wages	205	153
Other current liabilities	412	421

Total current liabilities	3,026	3,184

Long-term debt	5,308	4,908
Deferred income taxes	768	697
Pension liability	171	265
Nonpension postretirement benefits	199	214
Other liabilities	416	425

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	513	495
Retained earnings	6,511	6,122
Treasury stock, at cost	(2,890)	(2,650)
Accumulated other comprehensive income (loss)	(1,765)	(1,914)

Total Kellogg Company equity	2,474	2,158

Noncontrolling interests	(6)	(4)

Total equity	2,468	2,154

Total liabilities and equity	$12,356	$11,847

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales	$3,386	$3,062	$6,871	$6,380

Cost of goods sold	1,943	1,757	4,007	3,650
Selling, general and administrative expense	900	822	1,749	1,610

Operating profit	543	483	1,115	1,120

Interest expense	53	61	120	126
Other income (expense), net	(1)	7	(1)	8

Income before income taxes	489	429	994	1,002
Income taxes	147	128	287	284
Net income	$342	$301	$ 707	$ 718
Net income (loss) attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net income attributable to Kellogg Company	$343	$302	$ 709	$ 720

Per share amounts:
Basic	$0.94	$0.80	$ 1.95	$ 1.89
Diluted	$0.94	$0.79	$ 1.93	$ 1.88

Dividends per share	$0.405	$0.375	$0.810	$0.750

Average shares outstanding:
Basic	363	381	364	380
Diluted	366	384	367	384

Actual shares outstanding at period end			362	378

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Common stock		Capital in excess of par value	Retained	Treasury stock		Accumulated other comprehensive	Total Kellogg Company	Non- controlling	Total	Total comprehensive
(unaudited)	shares	amount		earnings	shares	amount	income (loss)	equity	interests	equity	income (loss)
Balance, January 2, 2010	419	$105	$472	$5,481	38	$(1,820)	$(1,966)	$ 2,272	$3	$2,275
Common stock repurchases					21	(1,057)		(1,057)		(1,057)
Net income (loss)				1,247				1,247	(7)	1,240	$1,240
Dividends				(584)				(584)		(584)
Other comprehensive income							52	52		52	52
Stock compensation			19					19		19
Stock options exercised and other			4	(22)	(5)	227		209		209

Balance, January 1, 2011	419	$105	$495	$6,122	54	$(2,650)	$(1,914)	$ 2,158	$(4)	$2,154	$1,292
Common stock repurchases					9	(513)		(513)		(513)
Net income (loss)				709				709	(2)	707	707
Dividends				(296)				(296)		(296)
Other comprehensive income							149	149		149	149
Stock compensation			11					11		11
Stock options exercised and other			7	(24)	(5)	273		256		256

Balance, July 2, 2011	419	$105	$513	$6,511	58	$(2,890)	$(1,765)	$ 2,474	$(6)	$2,468	$856

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Year-to-date period ended
(unaudited)	July 2, 2011	July 3, 2010
Operating activities
Net income	$ 707	$ 718
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	175	178
Deferred income taxes	(1)	(52)
Other	25	73
Postretirement benefit plan contributions	(183)	(36)
Changes in operating assets and liabilities:
Trade receivables	(285)	(84)
Inventories	39	25
Accounts payable	59	(1)
Accrued income taxes	122	(22)
Accrued interest expense	(18)	(1)
Accrued and prepaid advertising, promotion and trade allowances	6	(31)
Accrued salaries and wages	51	(135)
All other current assets and liabilities	(51)	(39)

Net cash provided by operating activities	646	593

Investing activities
Additions to properties	(243)	(147)
Other	5	2

Net cash used in investing activities	(238)	(145)

Financing activities
Net issuances of notes payable	687	110
Issuances of long-term debt	397	—
Reductions of long-term debt	(946)	(1)
Net issuances of common stock	249	148
Common stock repurchases	(518)	(266)
Cash dividends	(296)	(286)
Other	10	6

Net cash used in financing activities	(417)	(289)

Effect of exchange rate changes on cash and cash equivalents	22	(22)

Increase in cash and cash equivalents	13	137
Cash and cash equivalents at beginning of period	444	334

Cash and cash equivalents at end of period	$ 457	$ 471

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended July 2, 2011 (unaudited)

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

The condensed balance sheet data at January 1, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended July 2, 2011 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounting standards to be adopted in future periods

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income,” requiring most entities to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and other comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company will be adopting ASU 2011-05 at the beginning of its 2012 fiscal year.

Note 2 Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the quarter ended July 2, 2011 are presented in the following table.

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	Asia Pacific (a)	Consolidated
January 1, 2011	$3,539	$62	$—	$27	$3,628
Currency translation adjustment	—	3	—	1	4
July 2, 2011	$3,539	$65	$—	$28	$3,632

(a) Includes Australia, Asia and South Africa.

Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization
(millions)	July 2, 2011	January 1, 2011	July 2, 2011	January 1, 2011
Trademarks	$19	$19	$17	$16
Other	41	41	31	31
Total	$60	$60	$48	$47

For intangible assets in the preceding table, amortization was less than $1 million for each of the current and prior year comparable quarters. The currently estimated aggregate annual amortization expense for full-year 2011 and each of the four succeeding fiscal years is approximately $2 million.

Intangible assets not subject to amortization

	Total carrying amount
(millions)	July 2, 2011	January 1, 2011
Trademarks	$1,443	$1,443

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

2011 activities

During 2011, the Company incurred exit costs related to two ongoing programs which will result in cost of goods sold (COGS) and selling, general and administrative (SGA) expense savings. The COGS program relates to Kellogg’s lean, efficient, and agile network (K LEAN). The SGA programs focus on the efficiency and effectiveness of various support functions.

Total charges incurred during the quarter and year-to-date periods ended July 2, 2011 and July 3, 2010 were as follows:

	Quarter ended, July 2, 2011			Quarter ended, July 3, 2010
(millions)	COGS program	SGA programs	Total	COGS program	SGA programs	Total
Other cash costs (a)	$—	$—	$—	$—	$1	$1
Retirement benefits (b)	—	6	6	1	—	1
Total	$—	$ 6	$ 6	$ 1	$1	$2

(a)	Includes cash costs for equipment removal and relocation.
(b)	Pension plan curtailment losses and special termination benefits.

	Year-to-date period ended, July 2, 2011			Year-to-date period ended, July 3, 2010
(millions)	COGS program	SGA programs	Total	COGS program	SGA programs	Total
Employee severance	$4	$—	$ 4	$ 2	$ 1	$ 3
Other cash costs (a)	—	—	—	—	5	5
Asset write-offs	1	—	1	—	—	—
Retirement benefits (b)	—	6	6	1	—	1
Total	$5	$ 6	$11	$ 3	$ 6	$ 9

(a)	Includes cash costs for equipment removal and relocation.
(b)	Pension plan curtailment losses and special termination benefits.

Total program costs incurred through July 2, 2011 were as follows:

	Total program costs through July 2, 2011
(millions)	COGS program	SGA programs	Total
Employee severance	$22	$20	$42
Other cash costs (a)	6	15	21
Asset write-offs	2	—	2
Retirement benefits (b)	3	11	14
Total	$33	$46	$79

(a)	Includes cash costs for equipment removal and relocation.
(b)	Pension plan curtailment losses and special termination benefits.

In 2009, the Company commenced K LEAN. Refer to page 36 of the Company’s 2010 Annual Report on Form 10-K for further information on this initiative. Costs for this program impacted the following operating segments during the quarter and year-to-date periods ended July 2, 2011 and July 3, 2010.

	COGS program
	Quarter ended		Year-to-date period ended
(millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 03, 2010
North America	$—	$—	$—	$1
Europe	—	1	5	2
Total	$—	$ 1	$ 5	$3

These costs represent employee severance and other cash costs associated with the elimination of hourly and salaried positions, as well as non-cash asset write offs at various global manufacturing facilities. To date, we have incurred $33 million in total exit costs for this program. The costs have impacted our operating segments, as follows (in millions): North America-$14; Europe-$18; and Asia Pacific-$1. Based on forecasted exchange rates, the Company currently expects to incur an additional $10 million in exit costs for this program during 2011.

In 2009, the Company commenced various SGA programs which resulted in an improvement in the efficiency and effectiveness of various support functions. Refer to page 37 of the Company’s 2010 Annual Report on Form 10-K for further information on these initiatives. Costs for these programs impacted the following operating segments during the quarter and year-to-date periods ended July 2, 2011 and July 3, 2010 as follows:

	SGA programs
	Quarter ended		Year-to-date period ended
(millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
North America	$6	$1	$6	$4
Europe	—	(1)	—	—
Asia Pacific (a)	—	1	—	2
Total	$6	$1	$6	$6

(a)	Includes Australia, Asia and South Africa.

These costs represent severance and other cash costs associated with the elimination of positions. To date, we have incurred $46 million in exit costs for these programs. The costs have impacted our operating segments as follows (in millions): North America-$27; Europe-$15; Asia Pacific-$3; and Latin America-$1. Based on forecasted exchange rates, the Company currently expects to incur an additional $10 million in exit costs for these programs during 2011.

Reserves for the COGS and SGA programs are primarily for employee severance and will be paid out by the end of 2011. The detail is as follows:

(millions)	Balance January 1, 2011	Accruals	Payments	Balance July 2, 2011
COGS program	$2	$4	$(5)	$1
SGA programs	3	—	(2)	1
Total	$5	$4	$(7)	$2

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 5 million and 8 million for the quarter and year-to-date periods ended July 2, 2011, respectively, and 4 million for both the quarter and year-to-date periods ended July 3, 2010.

Quarters ended July 2, 2011 and July 3, 2010:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2011
Basic	$343	363	$0.94
Dilutive potential common shares		3	—
Diluted	$343	366	$0.94
2010
Basic	$302	381	$0.80
Dilutive potential common shares		3	(0.01)
Diluted	$302	384	$0.79

Year-to-date period ended July 2, 2011 and July 3, 2010:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2011
Basic	$709	364	$1.95
Dilutive potential common shares		3	(0.02)
Diluted	$709	367	$1.93
2010
Basic	$720	380	$1.89
Dilutive potential common shares		4	(0.01)
Diluted	$720	384	$1.88

During the year-to-date period ended July 2, 2011, the Company issued 0.4 million shares to employees and directors under various benefit plans and stock purchase programs. Equity-based compensation is discussed further in Note 6.

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. During the year-to-date period ended July 2, 2011, the Company repurchased 9 million shares of common stock for a total of $513 million. During the year-to-date period ended July 3, 2010, the Company repurchased 7 million shares of common stock for a total of $356 million, of which $266 million was paid during the six-month period and $90 million was payable at July 3, 2010 for stock repurchases that did not settle prior to the end of the reporting period.

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

Quarter ended July 2, 2011:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2011
Net income			$342
Other comprehensive income:
Foreign currency translation adjustments	$ 34	$ —	34
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(46)	16	(30)
Reclassification to net earnings	(3)	1	(2)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(1)	—	(1)
Reclassification to net earnings:
Net experience loss	32	(11)	21
Prior service cost	3	(1)	2
	$ 19	$ 5	24
Total comprehensive income			$366

Quarter ended July 3, 2010:
(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2010
Net income			$ 301
Other comprehensive income:
Foreign currency translation adjustments	$(112)	$—	(112)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(4)	—	(4)
Reclassification to net earnings	18	(5)	13
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(3)	1	(2)
Prior service credit (cost)	1	—	1
Reclassification to net earnings:
Net experience loss	26	(8)	18
Prior service cost	2	(1)	1
	$ (72)	$(13)	(85)
Total comprehensive income			$ 216

Year-to-date period ended July 2, 2011:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2011
Net income			$707
Other comprehensive income:
Foreign currency translation adjustments	$143	$—	143
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(35)	12	(23)
Reclassification to net earnings	(11)	4	(7)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(13)	4	(9)
Prior service credit (cost)	(1)	—	(1)
Reclassification to net earnings:
Net experience loss	64	(22)	42
Prior service cost	6	(2)	4
	$153	$ (4)	149
Total comprehensive income			$856

Year-to-date period ended July 3, 2010:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2010
Net income			$718
Other comprehensive income:
Foreign currency translation adjustments	$(158)	$—	(158)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(39)	11	(28)
Reclassification to net earnings	31	(9)	22
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	15	(5)	10
Prior service credit (cost)	2	(17)	(15)
Reclassification to net earnings:
Net experience loss	51	(16)	35
Prior service cost	6	(2)	4
	$ (92)	$(38)	(130)
Total comprehensive income			$588

Accumulated other comprehensive income (loss) as of July 2, 2011 and January 1, 2011 consisted of the following:

(millions)	July 2, 2011	January 1, 2011
Foreign currency translation adjustments	$ (646)	$ (789)
Cash flow hedges — unrealized net loss	(5)	25
Postretirement and postemployment benefits:
Net experience loss	(1,042)	(1,075)
Prior service cost	(72)	(75)
Total accumulated other comprehensive income (loss)	$(1,765)	$(1,914)

Note 5 Debt

The following table presents the components of notes payable at July 2, 2011 and January 1, 2011:

(millions)	July 2, 2011		January 1, 2011
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$675	0.25%	$—	—%
Bank borrowings	59		44
Total	$734		$44

In May 2011, the Company issued $400 million of seven-year 3.25% fixed rate U.S. Dollar Notes, using the proceeds from these Notes for general corporate purposes including repayment of commercial paper. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

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

The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended		Year-to-date period ended
(millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Pre-tax compensation expense	$12	$10	$22	$23

Related income tax benefit	$ 4	$ 3	$ 8	$ 8

As of July 2, 2011, total stock-based compensation cost related to non-vested awards not yet recognized was $63 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the year-to-date periods ended July 2, 2011 and July 3, 2010, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described on pages 42 and 43 of the Company’s 2010 Annual Report on Form 10-K.

Year-to-date period ended July 2, 2011:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$47
Granted	5	53
Exercised	(6)	45
Forfeitures and expirations	—	—

Outstanding, end of period	25	$48	6.7	$177

Exercisable, end of period	16	$46	5.5	$146

Year-to-date period ended July 3, 2010:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$45
Granted	4	53
Exercised	(3)	44
Forfeitures and expirations	—	—

Outstanding, end of period	27	$46	6.7	$132

Exercisable, end of period	21	$46	5.9	$107

The weighted-average fair value of options granted was $7.59 per share for the year-to-date period ended July 2, 2011 and $7.90 per share for the year-to-date period ended July 3, 2010. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended July 2, 2011:	17%	6.98	3.07%	3.10%
Grants within the year-to-date period ended July 3, 2010:	20%	4.94	2.54%	2.80%

The total intrinsic value of options exercised was $56 million for the year-to-date period ended July 2, 2011 and $33 million for the year-to-date period ended July 3, 2010.

Performance shares

In the first quarter of 2011, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2011 target grant currently corresponds to approximately 225,000 shares, with a grant-date fair value of $48 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at July 2, 2011, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	July 2, 2011
2009 Award	$19
2010 Award	$22
2011 Award	$25

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

Pension

	Quarter ended		Year-to-date period ended
(millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$ 23	$ 21	$ 49	$ 44
Interest cost	53	49	105	99
Expected return on plan assets	(94)	(77)	(186)	(156)
Amortization of unrecognized prior service cost	3	3	7	7
Recognized net loss	26	20	52	40
Settlement cost	3	—	4	—

Total pension expense	$ 14	$ 16	$ 31	$ 34

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$ 5	$ 5	$ 11	$ 10
Interest cost	15	16	31	32
Expected return on plan assets	(22)	(16)	(44)	(32)
Amortization of unrecognized prior service cost	—	(1)	(1)	(1)
Recognized net loss	5	5	10	9

Total postretirement benefit expense	$ 3	$ 9	$ 7	$ 18

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Service cost	$1	$1	$3	$3
Interest cost	1	1	2	2
Recognized net loss	1	1	2	2

Total postemployment benefit expense	$3	$3	$7	$7

Company contributions to employee benefit plans are summarized as follows:

(millions)		Pension	Nonpension postretirement	Total
Quarter ended:
July 2, 2011		$ 1	$ 4	$ 5
July 3, 2010		$ 10	$ 4	$ 14
Year-to-date period ended:
July 2, 2011		$175	$ 8	$183
July 3, 2010		$ 29	$ 7	$ 36
Full year:
Fiscal year 2011 (projected)		$180	$ 20	$200
Fiscal year 2010 (actual)		$350	$293	$643

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 8 Income taxes

The consolidated effective tax rate for the quarter ended July 2, 2011, of 30% was comparable to prior year’s rate of 30%. The consolidated effective tax rate for the year-to-date period ended July 2, 2011 was 29%, compared to the prior year-to-date period ended July 3, 2010 rate of 28%. Both year-to-date periods were positively impacted by discrete items. The effective rate for 2011 benefited from a first quarter international legal restructuring as well as the closing of various audits, while the effective rate for 2010 benefited from an immaterial correction of an item related to prior years.

As of July 2, 2011, the Company classified $12 million of unrecognized tax positions as a net current liability, representing several income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance, expected to be settled within one year, offset by $9 million of projected additions. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended July 2, 2011; $50 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
January 1, 2011	$104
Tax positions related to current year:
Additions	5
Tax positions related to prior years:
Additions	4
Reductions	(14)
Settlements	(29)
July 2, 2011	$70

The Company had the following amounts of income tax related interest accrued as of January 1, 2011 and July 2, 2011.

(millions)
Interest accrued at January 1, 2011	$26
Reduction of interest expense recognized for the year-to-date period ended July 2, 2011	$(4)
Interest accrued at July 2, 2011	$16

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

The Company designates derivatives as cash flow hedges, fair value hedges, net investment hedges, and uses other contracts to reduce volatility in interest rates, foreign currency and commodities. As a matter of policy, the Company does not engage in trading or speculative hedging transactions.

Total notional amounts of the Company’s derivative instruments as of July 2, 2011 and January 1, 2011 were as follows:

(millions)	July 2, 2011	January 1, 2011
Foreign currency exchange contracts	$1,278	$1,075
Interest rate contracts	2,700	1,900
Commodity contracts	291	379
Total	$4,269	$3,354

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at July 2, 2011 and January 1, 2011, measured on a recurring basis.

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

The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. Over-the-counter commodity derivatives are valued using an income approach based on the commodity index prices less the contract rate multiplied by the notional amount. Foreign currency contracts are valued using an income approach based on forward rates less the contract rate multiplied by the notional amount. The Company’s calculation of the fair value of level 2 financial assets and liabilities takes into consideration the risk of nonperformance, including counterparty credit risk.

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of July 2, 2011 or January 1, 2011.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of July 2, 2011 and January 1, 2011:

	Level 1		Level 2		Total
(millions)	July 2, 2011	January 1, 2011	July 2, 2011	January 1, 2011	July 2, 2011	January 1, 2011

Derivatives designated as hedging instruments:

Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$—	$14	$ 7	$14	$ 7
Interest rate contracts:
Other prepaid assets	—	—	—	5	—	5
Other assets	—	—	54	69	54	69
Commodity contracts:
Other prepaid assets	5	23	1	—	6	23
Total assets	$ 5	$ 23	$ 69	$ 81	$ 74	$ 104
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$—	$(18)	$(27)	$(18)	$ (27)
Interest rate contracts:
Other liabilities	—	—	(13)	—	(13)	—
Commodity contracts:
Other current liabilities	(12)	—	(9)	(10)	(21)	(10)
Other liabilities	—	—	(25)	(29)	(25)	(29)

Total liabilities	$(12)	$—	$(65)	$(66)	$(77)	$ (66)

Derivatives not designated as hedging instruments:

Assets:
Interest rate contracts:
Other assets	$—	$—	$26	$—	$26	$ —
Total assets	$—	$—	$26	$—	$26	$ —

The effect of derivative instruments on the Consolidated Statement of Income for the quarters ended July 2, 2011 and July 3, 2010 was as follows:

Derivatives in fair value hedging relationships (millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		July 2, 2011	July 3, 2010
Foreign currency exchange contracts	Other income (expense), net	$3	$(22)
Interest rate contracts	Interest expense	12	10
Total		$15	$(12)

Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income(a)
	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Foreign currency exchange contracts	$(1)	$—	COGS	$(1)	$(6)	Other income (expense), net	$—	$—
Foreign currency exchange contracts	(1)	1	SGA expense	—	—	Other income (expense), net	—	—
Interest rate contracts	(12)	—	Interest expense	1	(1)	N/A	—	—
Commodity contracts	(32)	(5)	COGS	3	(11)	Other income (expense), net	—	—
Total	$(46)	$(4)		$3	$(18)		$—	$—

Derivatives not designated as hedging instruments (millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		July 2, 2011	July 3, 2010
Foreign currency exchange contracts	Other income (expense), net	$1	$—
Interest rate contracts	Interest expense	—	—
Total		$1	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

The effect of derivative instruments on the Consolidated Statement of Income for the year-to-date periods ended July 2, 2011 and July 3, 2010 were as follows:

Derivatives in fair value hedging relationships (millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		July 2, 2011	July 3, 2010
Foreign currency exchange contracts	Other income (expense), net	$25	$(51)
Interest rate contracts	Interest expense	27	20
Total		$52	$(31)

Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income(a)
	July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010		July 2, 2011	July 3, 2010
Foreign currency exchange contracts	$(3)	$(12)	COGS	$(3)	$(13)	Other income (expense), net	$(1)	$—
Foreign currency exchange contracts	(2)	2	SGA expense	—	—	Other income (expense), net	—	—
Interest rate contracts	(13)	—	Interest expense	2	(2)	N/A	—	—
Commodity contracts	(17)	(29)	COGS	12	(16)	Other income (expense), net	—	(1)

Total	$(35)	$(39)		$11	$(31)		$(1)	$(1)

Derivatives not designated as hedging instruments (millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		July 2, 2011	July 3, 2010
Foreign currency exchange contracts	Other income (expense), net	$1	$—
Interest rate contracts	Interest expense	(3)	—

Total		$(2)	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on July 2, 2011 was $33 million. If the credit-risk-related contingent features were triggered as of July 2, 2011, the Company would be required to post collateral of $33 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of July 2, 2011 triggered by credit-risk-related contingent features.

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt is calculated based on broker quotes and was as follows at July 2, 2011:

(millions)	Fair Value	Carrying Value
Long-term debt	$5,767	$5,308

Credit risk concentration

The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative financial and commodity contracts. Management believes a concentration of credit risk with respect to derivative counterparties is limited due to the credit ratings of the counterparties and the use of master netting and reciprocal collateralization agreements.

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of $48 million as of July 2, 2011.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or our counterparties exceeds a certain amount. There were no collateral balance requirements at July 2, 2011.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 28% of consolidated trade receivables at July 2, 2011.

Note 10 Product recall

On June 25, 2010, the Company announced a recall of select packages of Kellogg’s cereal in the U.S. due to an odor from waxy resins found in the package liner. Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded as COGS; and other recall costs were recorded as SGA expenses. In addition to the costs of the recall, the Company also lost sales of the impacted products in the second quarter of 2010.

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

	Quarter ended		Year-to-date period ended
(millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net sales
North America	$2,231	$2,064	$4,595	$4,339
Europe	634	560	1,255	1,166
Latin America	281	240	542	462
Asia Pacific (a)	240	198	479	413

Consolidated	$3,386	$3,062	$6,871	$6,380

Segment operating profit
North America (b)	$406	$364	$846	$862
Europe	102	100	203	205
Latin America	61	47	109	92
Asia Pacific (a)	25	20	56	57
Corporate (b)	(51)	(48)	(99)	(96)

Consolidated	$543	$483	$1,115	$1,120

(a)	Includes Australia, Asia and South Africa.
(b)	Research and Development expense totaling $2 million for the quarter ended July 3, 2010 and $5 million for the year-to-date period ended July 3, 2010 was reallocated to Corporate from North America.

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

For the quarter ended July 2, 2011, our reported net sales increased 11% and internal net sales increased 6%. Consolidated operating profit increased 12%, while internal operating profit increased 8%. Diluted earnings per share (EPS) increased 19% to $0.94, compared to $0.79 in the comparable prior year quarter. EPS on a currency-neutral basis was up 13%. Our performance was in-line with our expectations for the quarter. We had strong top-line growth, driven by price execution, and invested in brand building and in our supply chain. We lapped a soft 2010 second quarter.

For the full year 2011, we expect our internal net sales to increase by approximately 4-5%. We are on track to meet our internal operating profit guidance of flat to down 2%, and our currency-neutral earnings per diluted share growth of low single-digits (1 to 3%).

Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the second quarter of 2011 versus 2010:

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2011 net sales	$2,231	$634	$281	$240	$—	$3,386

2010 net sales	$2,064	$560	$240	$198	$—	$3,062

% change — 2011 vs. 2010:
Volume (tonnage) (b)	1.9%	(3.1)%	(.6)%	.2%	—	.6%
Pricing/mix	5.6%	3.7%	7.7%	3.6%	—	5.4%
Subtotal — internal business	7.5%	.6%	7.1%	3.8%	—	6.0%
Foreign currency impact	.6%	12.7%	10.3%	16.6%	—	4.6%
Total change	8.1%	13.3%	17.4%	20.4%	—	10.6%
(dollars in millions)	North America (c)	Europe	Latin America	Asia Pacific (a)	Corporate (c)	Consoli- dated
2011 operating profit	$406	$102	$61	$25	$(51)	$543

2010 operating profit	$364	$100	$47	$20	$(48)	$483

% change — 2011 vs. 2010:
Internal business	10.9%	(8.9)%	18.9%	3.1%	(5.3)%	7.8%
Foreign currency impact	.7%	10.2%	11.3%	20.6%	—%	4.6%
Total change	11.6%	1.3%	30.2%	23.7%	(5.3)%	12.4%

(a)	Includes Australia, Asia, and South Africa.
(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.
(c)	Research and Development expense totaling $2 million for the quarter ended July 3, 2010 was reallocated to Corporate from North America.

Our reported consolidated net sales grew by 11%. Volumes increased slightly in the quarter and pricing/mix increased net sales by 5.4%. We lapped the soft comparisons of the second quarter of 2010 when we were negatively impacted by weakness in cereal, lower waffle sales and a recall of select packages of breakfast cereals. If we exclude the impact of the cereal recall, volume would have been down slightly, but net sales would have been up almost 5%. Overall, we are pleased with the performance as we continued to execute our plan to gain momentum in our business by price realization, innovation and brand building. Foreign exchange provided a favorable impact of almost 5%.

Our North America operating segment had internal net sales growth of 8%. North America has three product groups: retail cereal; retail snacks; and frozen and specialty channels. Internal net sales of retail cereal increased 13%, lapping a soft second quarter 2010 which was negatively impacted by the recall of select breakfast cereals. During the second quarter of 2011, we saw improving trends in the cereal category, which responds well to innovation and brand building. These positive trends were reflected in our second quarter results. Our growth was driven by net price realization, good base performance which was supported by our 2011 first half innovation and increased distribution points.

The retail snack product group (cookies, crackers, toaster pastries, cereal bars and fruit-flavored snacks) grew 3% driven by strength in our cracker business. Our first quarter cracker innovation has been very successful. Our cookie sales saw strong base growth but delivered lower net sales in the quarter. We launched the Keebler® master brand initiative in the second quarter which aligned pricing, packaging and scale across the Keebler® brand. This caused a reduction in activity during the quarter, which negatively impacted our results.

Internal net sales in the frozen and specialty channels (frozen foods, food service and vending) increased 10%, driven by growth in our frozen food business, particularly in our waffle business. The veggie category remained strong. Our food service business was soft in the quarter due to a continued difficult operating environment.

Internal net sales in our international operating segments increased 3%. Europe’s internal net sales grew by 1%, driven by positive performance in France, Italy and Russia. In the U.K., we began to see early signs of improvement in the cereal category, while snacks continued to struggle in the tough consumer and trade environment. Latin America’s internal net sales grew by 7% due to price realization and volume recovery in Brazil, as well as strength in Colombia. Net sales in Mexico were flat, where we have been negatively impacted by trade issues which we believe are behind us. In Asia Pacific, internal net sales were up 4% as a result of the strong sales in our India, South Africa and Korea businesses. In Australia, our sales were up slightly over last year in a difficult retail environment.

Consolidated operating profit increased by 12% on a reported basis, and 8% on an internal basis. The increase was driven by strong sales growth and savings from our cost savings initiatives. We lapped a soft second quarter of 2010 where internal operating profit was down 11%.

Internal operating profit in North America increased by 11% in the quarter, lapping last year’s decline of 16%. The increase in operating profit reflected strong net sales growth, which more than offset higher input costs and increased brand building investments. Europe’s internal operating profit declined by 9%, impacted by the difficult operating environment in the U.K. and input cost inflation across the region. In Latin America, internal operating profit increased by 19%, driven by strong sales growth, partially offset by a double-digit increase in brand-building investment. Latin America’s operating profit for the quarter includes a few discrete items, including a gain on the sale of a previously closed facility. Excluding these discrete items, Latin America operating profit grew approximately 10%. Asia Pacific’s internal operating profit increased by 3% primarily due to price execution across the region.

The following tables provide analysis of our net sales and operating performance for the year-to-date periods of 2011 as compared to 2010. Our net sales benefited from a slight increase in volume, improved pricing/mix due to price realization and foreign exchange. Internal operating profit was down on a year-to-date basis due to a lag in price execution behind a significant increase in input cost inflation in the first quarter of 2011.

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2011 net sales	$4,595	$1,255	$542	$479	$—	$6,871

2010 net sales	$4,339	$1,166	$462	$413	$—	$6,380

% change — 2011 vs. 2010:
Volume (tonnage) (b)	1.8%	(1.9)%	1.6%	2.6%	—	1.2%
Pricing/mix	3.6%	1.9%	7.0%	.3%	—	3.3%
Subtotal — internal business	5.4%	—%	8.6%	2.9%	—	4.5%
Foreign currency impact	.5%	7.7%	8.8%	12.9%	—	3.2%
Total change	5.9%	7.7%	17.4%	15.8%	—	7.7%
(dollars in millions)	North America (c)	Europe	Latin America	Asia Pacific (a)	Corporate (c)	Consoli- dated
2011 operating profit	$846	$203	$109	$56	$(99)	$1,115

2010 operating profit	$862	$205	$92	$57	$(96)	$1,120

% change — 2011 vs. 2010:
Internal business	(2.4)%	(8.8)%	10.2%	(13.8)%	(3.5)%	(3.6)%
Foreign currency impact	.5%	7.4%	9.3%	12.4%	—%	3.1%
Total change	(1.9)%	(1.4)%	19.5%	(1.4)%	(3.5)%	(.5)%

(a)	Includes Australia, Asia, and South Africa.
(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.
(c)	Research and Development expense totaling $5 million for the year-to-date period ended July 3, 2010 was reallocated to Corporate from North America.

Margin performance

Margin performance for the second quarter and year-to-date periods of 2011 versus 2010 is as follows:

Quarter	2011	2010	Change vs. prior year (pts.)
Gross margin (a)	42.6%	42.6%	—
SGA (b)	(26.6)%	(26.8)%	0.2
Operating margin	16.0%	15.8%	0.2

Year-to-date	2011	2010	Change
Gross margin (a)	41.7%	42.8%	(1.1)
SGA (b)	(25.5)%	(25.2)%	(0.3)
Operating margin	16.2%	17.6%	(1.4)

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.
(b)	Selling, general, and administrative expense as a percentage of net sales.

Gross profit dollars in the quarter were up 11% to $1.4 billion. Our price realization and cost savings initiatives covered input cost inflation, resulting in a flat gross margin compared to a year ago at 42.6 percent. Our selling, general and administrative (SGA) expense as a percentage of net sales decreased by 20 basis points primarily due to an increase in the net sales base.

On a year-to-date basis, gross margin is down 110 basis points. This is due to the lag of price execution in the first quarter of 2011 to cover increased input costs. Our SGA expense as a percentage of net sales increased by 30 basis points primarily due to increased investments in advertising and promotion.

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

	Quarter ended		Year-to-date period ended
Consolidated results	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Diluted net earnings per share (EPS)	$0.94	$0.79	$1.93	$1.88
Translation impact (a)	(0.05)	0.03	(0.07)	0.01

Currency neutral EPS	$0.89	$0.82	$1.86	$1.89

Currency neutral EPS growth (b)	13%		(1)%

(a)	Translation impact is the difference between reported EPS and the translation of current year net profits at prior year exchange rates, adjusted for gains (losses) on translational hedges.
(b)	Calculated as a percentage of growth from the prior year’s reported EPS.

Product recall

On June 25, 2010, we announced a recall of select packages of Kellogg’s cereal in the U.S. due to an odor from waxy resins found in the package liner. Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded as cost of goods sold (COGS); and other recall costs were recorded as SGA expense. In addition to the costs of the recall, we also lost sales of the impacted products in the second quarter of 2010.

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

Costs incurred during the quarter and year-to-date periods ended July 2, 2011 were as follows:

	Quarter ended, July 2, 2011			Year-to-date period ended July 2, 2011
(millions)	COGS programs	SGA programs	Total	COGS programs	SGA programs	Total
North America	$—	$—	$—	$1	$—	$1
Europe	1	—	1	2	—	2
Asia Pacific (a)	—	—	—	1	—	1
Total	$1	$—	$1	$4	$—	$4

(a)	Includes Australia, Asia and South Africa.

Total program costs incurred through July 2, 2011 were as follows:

	Total program costs through July 2, 2011
(millions)	COGS programs	SGA programs	Total
North America	$68	$14	$82
Europe	22	3	25
Latin America	8	—	8
Asia Pacific (a)	9	—	9
Corporate	—	3	3

Total	$107	$20	$127

(a)	Includes Australia, Asia and South Africa.

Prior year activities

During the second quarter of 2010, we incurred $13 million of consulting and other costs in connection with our COGS and SGA programs. Costs were recorded in the following operating segments during the quarter and year-to-date periods ended July 3, 2010.

	Quarter ended, July 3, 2010			Year-to-date period ended, July 3, 2010
(millions)	COGS programs	SGA programs	Total	COGS programs	SGA programs	Total
North America	$6	$—	$6	$12	$1	$13
Europe	4	—	4	6	—	6
Latin America	1	—	1	1	—	1
Asia Pacific (a)	—	—	—	1	—	1
Corporate	—	2	2	—	2	2
Total	$11	$2	$13	$20	$3	$23

(a)	Includes Australia, Asia and South Africa.

The additional cost and cash outlay in 2011 for these programs, excluding exit costs, is estimated to be $5 million. The projects are expected to be substantially complete by the end of 2011.

SAP reimplementation

We are reimplementing SAP which will result in process and productivity improvements. The program is expected to require approximately $70 million of incremental expense, including consulting, in addition to capital investments. The reimplementation will begin in the third quarter of 2011.

Total costs incurred for this program during the quarter and year-to-date periods ended July 2, 2011 and July 3, 2010 were as follows:

	Quarter ended		Year-to-date period ended
(millions)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
North America	$2	$2	$4	$4
Latin America	1	—	1	—

Total	$3	$2	$5	$4

To date, we have incurred $14 million in program costs. These costs impacted our operating segments as follows (in millions): North America-$12; and Latin America-$2. The additional cost and cash outlay for the remainder of 2011 through 2014 for this program is expected to be approximately $55 million.

Interest expense

For the quarter and year-to-date periods ended July 2, 2011, interest expense was $ 53 million and $ 120 million, respectively, as compared to the quarter and year-to-date periods ended July 3, 2010 with interest expense of $ 61 million and $ 126 million, respectively. Second quarter 2011 interest expense was lower than prior periods due to the differential in interest rates on debt that matured in March 2011 versus debt that was issued in May 2011.

For the full year 2011, we expect gross interest expense to be approximately $235 to $245 million, compared to 2010’s full year amount of $248 million.

Income taxes

The consolidated effective income tax rate was 30% for the quarter ended July 2, 2011, as compared to 30% for the comparable quarter of 2010. Refer to Note 8 of the Consolidated Financial Statements for further discussion.

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

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	July 2, 2011	July 3, 2010
Net cash provided by (used in):
Operating activities	$646	$593
Investing activities	(238)	(145)
Financing activities	(417)	(289)
Effect of exchange rates on cash and cash equivalents	22	(22)
Net increase in cash and cash equivalents	$13	$137

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the first half of 2011 amounted to $646 million, an increase of more than $50 million compared with the first half of 2010, attributable to lower incentive compensation payments during first quarter 2011, partially offset by a negative impact of the timing of working capital.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 23 days and 22 days for the 12 month periods ended July 2, 2011 and July 3, 2010, respectively. Compared with the 12 month period ended July 3, 2010, the unfavorable impact on the 2011 cash conversion cycle resulted from higher days of inventory outstanding.

Our pension and other postretirement benefit plan contributions amounted to $183 million and $36 million for the year-to-date periods ended July 2, 2011 and July 3, 2010, respectively. For full year 2011, we currently expect that our contributions to pension and other postretirement plans will total approximately $200 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Year-to-date period ended		Change versus prior year
(millions)	July 2, 2011	July 3, 2010

Net cash provided by operating activities	$646	$593	8.9%
Additions to properties	(243)	(147)

Cash flow	$403	$446	(9.6)%

For 2011, we are projecting cash flow (as defined) within a range of $1.1 billion to $1.2 billion. This projection reflects the impact of our expected pension and postretirement benefit plan contributions, net of tax.

Investing activities

Our net cash used in investing activities during the year-to-date period ended July 2, 2011 amounted to $238 million, an increase of almost $100 million compared with the same period in 2010. The year-over-year increase was primarily attributable to the addition of manufacturing capacity to support growth and innovation as well as investments in our supply chain infrastructure.

For full-year 2011, we project capital spending of approximately 4 to 5% of net sales. We are increasing our investment in manufacturing capacity as well as improving our information technology infrastructure.

Financing activities

Our net cash used in financing activities for the year-to-date period ended July 2, 2011 amounted to $417 million compared with $289 million for the comparable period in 2010. The increase was primarily attributable to an increase in repurchases of common stock.

We spent $518 million and $356 million to repurchase common stock during the year-to-date periods ended July 2, 2011 and July 3, 2010, respectively. Of the $518 million spent in 2011, $5 million was related to shares purchased in 2010 that did not settle prior to the end of the 2010 reporting period. During the first half of 2011 we repurchased approximately 9.5 million shares of our common stock. During the same period of 2010, we repurchased approximately 7 million shares of our common stock, $266 million of which was paid during the six-month period ending July 3, 2010; $90 million was payable at that date, for stock repurchases that did not settle prior to the end of the reporting period.

On April 23, 2010, our board of directors authorized a $2.5 billion, three-year share repurchase program for 2010 through 2012. As of July 2, 2011, total purchases under the repurchase authorization amounted to 30 million shares totaling $1.6 billion. During the remainder of 2011 and 2012, we plan to execute the remaining repurchases under the 2010 authorization. We project total purchases of $800 million in 2011, which includes the $518 million executed in the first half of 2011, with the balance in 2012. Actual repurchases could be different from our current projections, as influenced by factors such as the impact of changes in our stock price and other competing priorities.

We paid cash dividends of $296 million in the first half of 2011, compared to $286 million during the same period in 2010. In July 2011, the board of directors declared a dividend of $.43 per common share, payable September 15, 2011 to shareholders of record at close of business on September 1, 2011. The dividend of $.43 per share represents a 6% increase in the $.405 per share quarterly dividend rate paid during the trailing twelve months. This increase is consistent with our current plan to maintain our dividend pay-out between 40% and 50% of reported net income.

We used commercial paper to refinance $946 million of long-term debt that matured in the first quarter of 2011. In May 2011, we issued $400 million of seven-year 3.25% fixed rate U.S. Dollar Notes, and used proceeds of $397 million to pay down commercial paper.

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

We are in compliance with all debt covenants. We continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future. We expect our access to public debt and commercial paper markets, along with operating cash flows, will be adequate to meet future operating, investing and financing needs, including the pursuit of selected acquisitions.

Accounting standards to be adopted in future periods

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2011-05, “Presentation of Comprehensive Income,” requiring most entities to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and other comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. We will be adopting ASU 2011-05 at the beginning of our 2012 fiscal year.

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

Refer to disclosures contained on pages 25-26 of our 2010 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of July 2, 2011.

During the quarter ended April 2, 2011, we entered into additional interest rate swaps in connection with certain U.S. Dollar Notes. The total notional amount of interest rate swaps at July 2, 2011 was $2.7 billion, representing a settlement receivable of $67 million. The total notional amount of interest rate swaps at January 1, 2011 was $1.9 billion, representing a settlement receivable of $74 million.

The total notional amount of commodity derivative instruments at July 2, 2011 was $291 million, representing a settlement obligation of approximately $40 million. The total notional amount of commodity derivative instruments at January 1, 2011 was $379 million, representing a settlement obligation of approximately $16 million. Assuming a 10% decrease in period-end commodity prices, the settlement obligation would have increased by approximately $25 million at July 2, 2011, and $36 million at January 1, 2011, generally offset by a reduction in the cost of the underlying commodity purchases.

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

As of July 2, 2011, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
4/3/11-4/30/11	—	$0.00	—	$1,119
Month #2:
5/1/11-5/28/11	1,078,431	$57.10	1,078,431	$1,058
Month #3:
5/29/11-7/2/11	2,306,266	$55.50	2,306,266	$930
Total	3,384,697	$56.01	3,384,697

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

Date: August 5, 2011

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