Form 10-Q
period 2011-10-01
KELLOGG CO
filed 2011-11-09
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

Yes  ☐    No  ☒

Common Stock outstanding as of October 29, 2011 — 359,150,227 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	October 1, 2011 (unaudited)	January 1, 2011 *
Current assets
Cash and cash equivalents	$582	$444
Accounts receivable, net	1,302	1,190
Inventories:
Raw materials and supplies	252	224
Finished goods and materials in process	761	832
Deferred income taxes	159	110
Other prepaid assets	122	115

Total current assets	3,178	2,915

Property, net of accumulated depreciation of $4,858 and $4,690	3,193	3,128
Goodwill	3,622	3,628
Other intangibles, net of accumulated amortization of $48 and $47	1,455	1,456
Pension	480	333
Other assets	335	387

Total assets	$12,263	$11,847

Current liabilities
Current maturities of long-term debt	$—	$952
Notes payable	737	44
Accounts payable	1,200	1,149
Accrued advertising and promotion	446	405
Accrued income taxes	18	60
Accrued salaries and wages	239	153
Other current liabilities	461	421

Total current liabilities	3,101	3,184

Long-term debt	5,300	4,908
Deferred income taxes	790	697
Pension liability	195	265
Nonpension postretirement benefits	191	214
Other liabilities	401	425

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	510	495
Retained earnings	6,644	6,122
Treasury stock, at cost	(3,050)	(2,650)
Accumulated other comprehensive income (loss)	(1,926)	(1,914)

Total Kellogg Company equity	2,283	2,158

Noncontrolling interests	2	(4)

Total equity	2,285	2,154

Total liabilities and equity	$12,263	$11,847

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales	$3,312	$3,157	$10,183	$9,537

Cost of goods sold	1,962	1,788	5,969	5,438
Selling, general and administrative expense	886	828	2,635	2,438

Operating profit	464	541	1,579	1,661

Interest expense	58	62	178	188
Other income (expense), net	(9)	1	(10)	9

Income before income taxes	397	480	1,391	1,482
Income taxes	107	143	394	427
Net income	$290	$337	$997	$1,055
Net income (loss) attributable to noncontrolling interests	—	(1)	(2)	(3)
Net income attributable to Kellogg Company	$290	$338	$999	$1,058

Per share amounts:
Basic	$0.81	$0.91	$2.75	$2.80
Diluted	$0.80	$0.90	$2.73	$2.78

Dividends per share	$0.430	$0.405	$1.240	$1.155

Average shares outstanding:
Basic	360	373	363	378
Diluted	363	376	365	381

Actual shares outstanding at period end			359	368

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Common stock		Capital in excess of par value	Retained	Treasury stock		Accumulated other comprehensive	Total Kellogg Company	Non- controlling	Total	Total comprehensive
(unaudited)	shares	amount		earnings	shares	amount	income (loss)	equity	interests	equity	income (loss)
Balance, January 2, 2010	419	$105	$472	$5,481	38	$(1,820)	$(1,966)	$ 2,272	$3	$2,275
Common stock repurchases					21	(1,057)		(1,057)		(1,057)
Net income (loss)				1,247				1,247	(7)	1,240	$1,240
Dividends				(584)				(584)		(584)
Other comprehensive income							52	52		52	52
Stock compensation			19					19		19
Stock options exercised and other			4	(22)	(5)	227		209		209

Balance, January 1, 2011	419	$105	$495	$6,122	54	$(2,650)	$(1,914)	$ 2,158	$(4)	$2,154	$1,292
Common stock repurchases					13	(688)		(688)		(688)
Acquisition of noncontrolling interest			(8)					(8)	8	—
Net income (loss)				999				999	(2)	997	997
Dividends				(452)				(452)		(452)
Other comprehensive income							(12)	(12)		(12)	(12)
Stock compensation			17					17		17
Stock options exercised and other			6	(25)	(6)	288		269		269

Balance, October 1, 2011	419	$105	$510	$6,644	61	$(3,050)	$(1,926)	$ 2,283	$2	$2,285	$985

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Year-to-date period ended
(unaudited)	October 1, 2011	October 2, 2010
Operating activities
Net income	$997	$1,055
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	270	265
Deferred income taxes	(2)	(53)
Other	133	116
Postretirement benefit plan contributions	(187)	(45)
Changes in operating assets and liabilities:
Trade receivables	(224)	(125)
Inventories	43	(43)
Accounts payable	51	68
Accrued income taxes	85	63
Accrued interest expense	14	(18)
Accrued and prepaid advertising, promotion and trade allowances	25	33
Accrued salaries and wages	86	(161)
All other current assets and liabilities	(22)	(76)

Net cash provided by operating activities	1,269	1,079

Investing activities
Additions to properties	(392)	(252)
Other	11	2

Net cash used in investing activities	(381)	(250)

Financing activities
Net issuances of notes payable	689	547
Issuances of long-term debt	397	—
Reductions of long-term debt	(946)	(1)
Net issuances of common stock	265	178
Common stock repurchases	(693)	(907)
Cash dividends	(452)	(435)
Other	10	7

Net cash used in financing activities	(730)	(611)

Effect of exchange rate changes on cash and cash equivalents	(20)	7

Increase in cash and cash equivalents	138	225
Cash and cash equivalents at beginning of period	444	334

Cash and cash equivalents at end of period	$582	$559

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended October 1, 2011 (unaudited)

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

The condensed balance sheet data at January 1, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended October 1, 2011 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounting standards to be adopted in future periods

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, “Testing Goodwill for Impairment,” allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU No. 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company will consider early adoption of ASU 2011-08 in connection with its annual goodwill impairment evaluation in the fourth quarter of 2011.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” requiring most entities to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and other comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. The Company will be adopting ASU 2011-05 at the beginning of its 2012 fiscal year.

Note 2 Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the quarter ended October 1, 2011 are presented in the following table.

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	Asia Pacific (a)	Consolidated
January 1, 2011	$3,539	$62	$—	$27	$3,628
Currency translation adjustment	—	(5)	—	(1)	(6)
October 1, 2011	$3,539	$57	$—	$26	$3,622

(a) Includes Australia, Asia and South Africa.

Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization
(millions)	October 1, 2011	January 1, 2011	October 1, 2011	January 1, 2011
Trademarks	$19	$19	$17	$16
Other	41	41	31	31
Total	$60	$60	$48	$47

For intangible assets in the preceding table, amortization was less than $1 million for each of the current and prior year comparable quarters. The currently estimated aggregate annual amortization expense for full-year 2011 and each of the four succeeding fiscal years is approximately $2 million.

Intangible assets not subject to amortization

	Total carrying amount
(millions)	October 1, 2011	January 1, 2011
Trademarks	$1,443	$1,443

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

2011 activities

During 2011, the Company incurred exit costs related to ongoing programs which will result in cost of goods sold (COGS) and selling, general and administrative (SGA) expense savings.

Total charges incurred during the quarter and year-to-date periods ended October 1, 2011 and October 2, 2010 were as follows:

	Quarter ended, October 1, 2011			Quarter ended, October 2, 2010
(millions)	COGS program	SGA programs	Total	COGS program	SGA programs	Total
Employee severance	$1	$1	$2	$—	$1	$1
Other cash costs (a)	1	—	1	—	1	1
Asset write-offs	1	—	1	—	—	—
Retirement benefits (b)	—	6	6	—	5	5
Total	$3	$7	$10	$—	$7	$7

(a)	Includes cash costs for equipment removal and relocation.
(b)	Pension plan curtailment losses and special termination benefits.

	Year-to-date period ended, October 1, 2011			Year-to-date period ended, October 2, 2010
(millions)	COGS program	SGA programs	Total	COGS program	SGA programs	Total
Employee severance	$ 5	$ 1	$ 6	$ 2	$ 2	$ 4
Other cash costs (a)	1	—	1	—	6	6
Asset write-offs	2	—	2	—	—	—
Retirement benefits (b)	—	12	12	1	5	6
Total	$ 8	$13	$21	$ 3	$13	$16

(a)	Includes cash costs for equipment removal and relocation.
(b)	Pension plan curtailment losses and special termination benefits.

Total program costs incurred through October 1, 2011 were as follows:

	Total program costs through October 1, 2011
(millions)	COGS program	SGA programs	Total
Employee severance	$23	$21	$44
Other cash costs (a)	7	15	22
Asset write-offs	3	—	3
Retirement benefits (b)	3	17	20
Total	$36	$53	$89

(a)	Includes cash costs for equipment removal and relocation.
(b)	Pension plan curtailment losses and special termination benefits.

In 2009, the Company commenced various COGS related cost reduction programs. Refer to page 36 of the Company’s 2010 Annual Report on Form 10-K for further information on these initiatives. Costs impacted the following operating segments during the quarter and year-to-date periods ended October 1, 2011 and October 2, 2010.

	COGS program
	Quarter ended		Year-to-date period ended
(millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
North America	$—	$—	$—	$1
Europe	3	—	8	2
Total	$ 3	$—	$ 8	$3

These costs represent employee severance and other cash costs associated with the elimination of hourly and salaried positions, as well as non-cash asset write offs at various global manufacturing facilities. To date, we have incurred $36 million in total exit costs for this program. The costs have impacted our operating segments, as follows (in millions): North America-$14; Europe-$21; and Asia Pacific-$1. Based on forecasted exchange rates, the Company currently expects to incur an additional $7 million in exit costs for this program during 2011.

In 2009, the Company commenced various SGA programs which resulted in an improvement in the efficiency and effectiveness of various support functions. Refer to page 37 of the Company’s 2010 Annual Report on Form 10-K for further information on these initiatives. Costs for these programs impacted the following operating segments during the quarter and year-to-date periods ended October 1, 2011 and October 2, 2010 as follows:

	SGA programs
	Quarter ended		Year-to-date period ended
(millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
North America	$7	$6	$13	$10
Europe	—	1	—	1
Asia Pacific (a)	—	—	—	2
Total	$7	$7	$13	$13

(a)	Includes Australia, Asia and South Africa.

These costs represent severance and other cash costs associated with the elimination of positions. To date, we have incurred $53 million in exit costs for these programs. The costs have impacted our operating segments as follows (in millions): North America-$34; Europe-$15; Asia Pacific-$3; and Latin America-$1. Based on forecasted exchange rates, the Company currently expects to incur an additional $1 million in exit costs for these programs during 2011.

Reserves for the COGS and SGA programs are primarily for employee severance and will be paid out by the end of 2011. The detail is as follows:

(millions)	Balance January 1, 2011	Accruals	Payments	Balance October 1, 2011
COGS program	$2	$5	$(6)	$1
SGA programs	3	1	(3)	1
Total	$5	$6	$(9)	$2

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 5 million and 4 million for the quarter and year-to-date periods ended October 1, 2011, respectively, and 9 million and 4 million for the quarter and year-to-date periods ended October 2, 2010, respectively.

Quarters ended October 1, 2011 and October 2, 2010:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2011
Basic	$290	360	$0.81
Dilutive potential common shares		3	(0.01)
Diluted	$290	363	$0.80
2010
Basic	$338	373	$0.91
Dilutive potential common shares		3	(0.01)
Diluted	$338	376	$0.90

Year-to-date period ended October 1, 2011 and October 2, 2010:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2011
Basic	$ 999	363	$2.75
Dilutive potential common shares		2	(0.02)
Diluted	$ 999	365	$2.73
2010
Basic	$1,058	378	$2.80
Dilutive potential common shares		3	(0.02)
Diluted	$1,058	381	$2.78

During the year-to-date period ended October 1, 2011, the Company issued 0.4 million shares to employees and directors under various benefit plans and stock purchase programs. Equity-based compensation is discussed further in Note 6.

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. During the year-to-date period ended October 1, 2011, the Company repurchased 13 million shares of common stock for a total of $688 million. During the year-to-date period ended October 2, 2010, the Company repurchased 18 million shares of common stock for a total of $907 million.

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

Quarter ended October 1, 2011:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2011
Net income			$290
Other comprehensive income:
Foreign currency translation adjustments	$(188)	$—	(188)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(1)	—	(1)
Reclassification to net earnings	1	—	1
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	4	(2)	2
Prior service credit (cost)	1	—	1
Reclassification to net earnings:
Net experience loss	33	(12)	21
Prior service cost	4	(1)	3
	$(146)	$(15)	(161)

Total comprehensive income			$129

Quarter ended October 2, 2010:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2010
Net income			$337
Other comprehensive income:
Foreign currency translation adjustments	$163	$—	163
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(2)	1	(1)
Reclassification to net earnings	6	(1)	5
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(27)	8	(19)
Prior service credit (cost)	(2)	—	(2)
Reclassification to net earnings:
Net experience loss	25	(8)	17
Prior service cost	3	(1)	2
	$166	$(1)	165
Total comprehensive income			$502

Year-to-date period ended October 1, 2011:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2011
Net income			$997
Other comprehensive income:
Foreign currency translation adjustments	$(45)	$—	(45)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(36)	12	(24)
Reclassification to net earnings	(10)	4	(6)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(9)	2	(7)
Reclassification to net earnings:
Net experience loss	97	(34)	63
Prior service cost	10	(3)	7
	$7	$ (19)	(12)
Total comprehensive income			$985

Year-to-date period ended October 2, 2010:

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2010
Net income			$1,055
Other comprehensive income:
Foreign currency translation adjustments	$5	$—	5
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(41)	12	(29)
Reclassification to net earnings	37	(10)	27
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(12)	3	(9)
Prior service credit (cost)	—	(17)	(17)
Reclassification to net earnings:
Net experience loss	76	(24)	52
Prior service cost	9	(3)	6
	$ 74	$(39)	35
Total comprehensive income			$1,090

Accumulated other comprehensive income (loss) as of October 1, 2011 and January 1, 2011 consisted of the following:

(millions)	October 1, 2011	January 1, 2011
Foreign currency translation adjustments	$(834)	$(789)
Cash flow hedges — unrealized net gain (loss)	(5)	25
Postretirement and postemployment benefits:
Net experience loss	(1,019)	(1,075)
Prior service cost	(68)	(75)
Total accumulated other comprehensive income (loss)	$(1,926)	$(1,914)

Note 5 Debt

The following table presents the components of notes payable at October 1, 2011 and January 1, 2011:

(millions)	October 1, 2011		January 1, 2011
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$707	0.27%	$—	—%
Bank borrowings	30		44
Total	$737		$44

In August 2011, the Company terminated interest rate swaps with notional amounts totaling $1.5 billion, which were designated as fair value hedges for (a) $750 million of its 4.25% fixed rate U.S. Dollar Notes due 2013 and (b) $750 million of its 5.125% fixed rate U.S. Dollar Notes due 2012 (collectively, the Notes). The interest rate swaps effectively converted the interest rate on the Notes from fixed to variable and the unrealized gain upon termination of $24 million will be amortized to interest expense over the remaining term of the Notes.

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

The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Pre-tax compensation expense	$8	$ 1	$30	$24

Related income tax benefit	$3	$—	$11	$ 8

As of October 1, 2011, total stock-based compensation cost related to non-vested awards not yet recognized was $53 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the year-to-date periods ended October 1, 2011 and October 2, 2010, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described on pages 42 and 43 of the Company’s 2010 Annual Report on Form 10-K.

Year-to-date period ended October 1, 2011:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$47
Granted	5	53
Exercised	(6)	45
Forfeitures and expirations	(1)	52

Outstanding, end of period	24	$48	6.5	$121

Exercisable, end of period	16	$46	5.2	$108

Year-to-date period ended October 2, 2010:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$45
Granted	4	53
Exercised	(4)	44
Forfeitures and expirations	—	—

Outstanding, end of period	26	$46	6.5	$129

Exercisable, end of period	20	$46	5.7	$104

The weighted-average fair value of options granted was $7.59 per share for the year-to-date period ended October 1, 2011 and $7.90 per share for the year-to-date period ended October 2, 2010. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended October 1, 2011:	17%	6.98	3.07%	3.10%
Grants within the year-to-date period ended October 2, 2010:	20%	4.94	2.54%	2.80%

The total intrinsic value of options exercised was $59 million for the year-to-date period ended October 1, 2011 and $40 million for the year-to-date period ended October 2, 2010.

Performance shares

In the first quarter of 2011, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2011 target grant currently corresponds to approximately 225,000 shares, with a grant-date fair value of $48 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at October 1, 2011, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	October 1, 2011
2009 Award	$18
2010 Award	$21
2011 Award	$24

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

Pension

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$ 23	$ 22	$ 72	$ 66
Interest cost	52	52	157	151
Expected return on plan assets	(91)	(82)	(277)	(238)
Amortization of unrecognized prior service cost	4	4	11	11
Recognized net loss	27	20	79	60
Settlement cost	3	—	7	—

Total pension expense	$ 18	$ 16	$ 49	$ 50

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$ 6	$ 5	$ 17	$ 15
Interest cost	16	16	47	48
Expected return on plan assets	(22)	(16)	(66)	(48)
Amortization of unrecognized prior service cost	(1)	(1)	(2)	(2)
Recognized net loss	5	4	15	13

Total postretirement benefit expense	$ 4	$ 8	$ 11	$ 26

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Service cost	$ 2	$ 1	$ 5	$ 4
Interest cost	1	1	3	3
Recognized net loss	1	1	3	3

Total postemployment benefit expense	$ 4	$ 3	$ 11	$ 10

Company contributions to employee benefit plans are summarized as follows:

(millions)		Pension	Nonpension postretirement	Total
Quarter ended:
October 1, 2011		$ 1	$ 3	$ 4
October 2, 2010		$ 6	$ 3	$ 9
Year-to-date period ended:
October 1, 2011		$176	$ 11	$187
October 2, 2010		$ 35	$10	$ 45
Full year:
Fiscal year 2011 (projected)		$180	$15	$195
Fiscal year 2010 (actual)		$350	$293	$643

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 8 Income taxes

The consolidated effective tax rate for the quarter ended October 1, 2011, of 27% was lower than the prior year’s rate of 30%. The consolidated effective tax rate for the year-to-date period ended October 1, 2011 was 28%, compared to the prior year-to-date period ended October 2, 2010 rate of 29%. The effective rate for the third quarter of 2011 benefited from a write off of an investment in a Latin America subsidiary as well as a decrease in the United Kingdom’s statutory income tax rate.

As of October 1, 2011, the Company classified $12 million of unrecognized tax positions as a net current liability, representing several income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance, expected to be settled within one year, offset by $8 million of projected additions. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended October 1, 2011; $50 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
January 1, 2011	$104
Tax positions related to current year:
Additions	7
Tax positions related to prior years:
Additions	8
Reductions	(16)
Settlements	(34)
October 1, 2011	$69

The Company had the following amounts of income tax related interest accrued as of January 1, 2011 and October 1, 2011.

(millions)
Interest accrued at January 1, 2011	$26
Reduction of interest expense recognized for the year-to-date period ended October 1, 2011	$(2)
Interest accrued at October 1, 2011	$18

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

Total notional amounts of the Company’s derivative instruments as of October 1, 2011 and January 1, 2011 were as follows:

(millions)	October 1, 2011	January 1, 2011
Foreign currency exchange contracts	$1,011	$1,075
Interest rate contracts	200	1,900
Commodity contracts	251	379
Total	$1,462	$3,354

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at October 1, 2011 and January 1, 2011, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of October 1, 2011 or January 1, 2011.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of October 1, 2011 and January 1, 2011:

	Level 1		Level 2		Total
(millions)	October 1, 2011	January 1, 2011	October 1, 2011	January 1, 2011	October 1, 2011	January 1, 2011

Derivatives designated as hedging instruments:

Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$—	$14	$ 7	$ 14	$ 7
Interest rate contracts:
Other prepaid assets	—	—	—	5	—	5
Other assets	—	—	16	69	16	69
Commodity contracts:
Other prepaid assets	2	23	—	—	2	23
Total assets	$ 2	$ 23	$ 30	$ 81	$ 32	$ 104
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$—	$(15)	$(27)	$(15)	$ (27)
Commodity contracts:
Other current liabilities	(12)	—	(10)	(10)	(22)	(10)
Other liabilities	—	—	(27)	(29)	(27)	(29)

Total liabilities	$(12)	$—	$(52)	$(66)	$(64)	$ (66)

The fair value of non designated hedging instruments as of October 1, 2011 and January 1, 2011 was immaterial.

The effect of derivative instruments on the Consolidated Statement of Income for the quarters ended October 1, 2011 and October 2, 2010 was as follows:

Derivatives in fair value hedging relationships (millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 1, 2011	October 2, 2010
Foreign currency exchange contracts	Other income (expense), net	$(9)	$26

Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income(a)
	October 1, 2011	October 2, 2010		October 1, 2011	October 2, 2010		October 1, 2011	October 2, 2010
Foreign currency exchange contracts	$5	$2	COGS	$(1)	$(8)	Other income (expense), net	$(1)	$—
Foreign currency exchange contracts	2	(2)	SGA expense	—	(1)	Other income (expense), net	—	—
Interest rate contracts	—	—	Interest expense	1	(1)	N/A	—	—
Commodity contracts	(8)	(2)	COGS	(1)	4	Other income (expense), net	—	—
Total	$(1)	$(2)		$(1)	$(6)		$(1)	$—

Derivatives not designated as hedging instruments (millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 1, 2011	October 2, 2010
Foreign currency exchange contracts	Other income (expense), net	$(1)	$—
Interest rate contracts	Interest expense	$2	$—
Total		$1	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

The effect of derivative instruments on the Consolidated Statement of Income for the year-to-date periods ended October 1, 2011 and October 2, 2010 were as follows:

Derivatives in fair value hedging relationships (millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 1, 2011	October 2, 2010
Foreign currency exchange contracts	Other income (expense), net	$16	$(25)

Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income(a)
	October 1, 2011	October 2, 2010		October 1, 2011	October 2, 2010		October 1, 2011	October 2, 2010
Foreign currency exchange contracts	$2	$(10)	COGS	$(4)	$(21)	Other income (expense), net	$(2)	$—
Foreign currency exchange contracts	—	—	SGA expense	—	(1)	Other income (expense), net	—	—
Interest rate contracts	(13)	—	Interest expense	3	(3)	N/A	—	—
Commodity contracts	(25)	(31)	COGS	11	(12)	Other income (expense), net	—	(1)

Total	$(36)	$(41)		$10	$(37)		$(2)	$(1)

Derivatives not designated as hedging instruments (millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 1, 2011	October 2, 2010
Foreign currency exchange contracts	Other income (expense), net	$—	$—
Interest rate contracts	Interest expense	$(1)	$—

Total		$(1)	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Contracts with certain of the Company’s counterparties contain provisions requiring the Company to post collateral if the derivative instruments held with that counterparty are in a net liability position and the Company’s credit rating falls below BB+ (S&P), or Ba1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a net liability position on October 1, 2011 was $27 million. If the credit-risk-related contingent features were triggered as of October 1, 2011, the Company would be required to post collateral of $27 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of October 1, 2011 triggered by credit-risk-related contingent features.

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt is calculated based on broker quotes and was as follows at October 1, 2011:

(millions)	Fair Value	Carrying Value
Long-term debt	$6,134	$5,300

Counterparty credit risk concentration

The Company is exposed to credit loss in the event of nonperformance by counterparties on derivative financial and commodity contracts. Management believes a concentration of credit risk with respect to derivative counterparties is limited due to the credit ratings and use of master netting and reciprocal collateralization agreements with the counterparties and the use of exchange-traded commodity contracts.

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. There were no counterparties representing a concentration of credit risk to the Company at October 1, 2011.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value liability position to the Company or our counterparties exceeds a certain amount. There were no collateral balance requirements at October 1, 2011.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 28% of consolidated trade receivables at October 1, 2011.

Note 10 Product recall

On June 25, 2010, the Company announced a recall of select packages of Kellogg’s cereal in the U.S. due to an odor from waxy resins found in the package liner. Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded as COGS; and other recall costs were recorded as SGA expenses. During the quarter ended October 2, 2010, the Company refined the estimated costs of the recall, which resulted in a reduction of $1 million, for a year-to-date expense through October 2, 2010 of $47 million, or $.09 per share on a diluted basis. In addition to the costs of the recall, the Company also lost sales of the impacted products in the second and third quarters of 2010.

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

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net sales
North America	$2,217	$2,130	$6,812	$6,469
Europe	585	564	1,840	1,730
Latin America	274	247	816	709
Asia Pacific (a)	236	216	715	629

Consolidated	$3,312	$3,157	$10,183	$9,537

Segment operating profit
North America (b)	$357	$407	$1,203	$1,269
Europe	84	102	287	307
Latin America	43	34	152	126
Asia Pacific (a)	23	25	79	82
Corporate (b)	(43)	(27)	(142)	(123)

Consolidated	$464	$541	$1,579	$1,661

(a)	Includes Australia, Asia and South Africa.
(b)	Research and Development expense totaling $3 million for the quarter ended October 2, 2010 and $8 million for the year-to-date period ended October 2, 2010 was reallocated to Corporate from North America.

KELLOGG COMPANY

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Overview

For more than 100 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. Kellogg Company is the world’s leading producer of cereal and a leading producer of convenience foods, including cookies, crackers, toaster pastries, cereal bars, fruit-flavored snacks, frozen waffles and veggie foods. Kellogg products are manufactured and marketed globally. We currently manage our operations in four geographic operating segments, consisting of North America and the three International operating segments of Europe, Latin America and Asia Pacific.

Our long term growth targets are 3 to 4% for internal net sales, mid single-digit (4 to 6%) for internal operating profit, and high single-digit (7 to 9%) for net earnings per diluted share (EPS) on a currency-neutral basis. Internal net sales and internal operating profit exclude the impact of foreign currency translation, acquisitions, dispositions and shipping day differences. See the “Foreign currency translation” section for an explanation of management’s definition of currency neutral.

For the quarter ended October 1, 2011, our reported net sales increased 5% and internal net sales increased 3%. Consolidated operating profit decreased 14%, while internal operating profit decreased 16%. Diluted earnings per share (EPS) decreased 11% to $0.80, compared to $0.90 in the comparable prior year quarter. EPS on a currency-neutral basis was down 13%. Our performance was below our expectations for the quarter. While we experienced solid top-line growth, our operating profit was negatively impacted by the lapping of the significant reduction of incentive compensation costs in the third quarter of 2010 and the reinstatement of those costs in 2011 and our investments in our supply chain.

For the full year 2011, we still expect our internal net sales to increase by approximately 4 to 5%. We have lowered our outlook for internal operating profit and EPS on a currency-neutral basis to reflect the increased level of investment in our supply chain. We expect internal operating profit to be down 2 to 4%, with EPS on a currency-neutral basis to be approximately flat.

Preliminarily for 2012, we expect our internal net sales to be up 4 to 5%, above our long-term targets. We expect our operating profit to be flat to up slightly. This reflects investments to promote sustainable momentum for the long-term health of our business. The investments will focus on three key areas: increased brand-building, our supply chain, and the SAP reimplementation. EPS on a currency-neutral basis is expected to be up 2 to 4%.

Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the third quarter of 2011 versus 2010:

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2011 net sales	$2,217	$585	$274	$236	$—	$3,312

2010 net sales	$2,130	$564	$247	$216	$—	$3,157

% change — 2011 vs. 2010:
Volume (tonnage) (b)	(.7)%	(4.5)%	(3.0)%	(5.0)%	—	(1.9)%
Pricing/mix	4.4%	2.9%	12.3%	7.0%	—	5.0%

Subtotal — internal business	3.7%	(1.6)%	9.3%	2.0%	—	3.1%
Foreign currency impact	.4%	5.2%	1.3%	7.8%	—	1.8%
Total change	4.1%	3.6%	10.6%	9.8%	—	4.9%
(dollars in millions)	North America (c)	Europe	Latin America	Asia Pacific (a)	Corporate (c)	Consoli- dated
2011 operating profit	$357	$84	$43	$23	$(43)	$464

2010 operating profit	$407	$102	$34	$25	$(27)	$541

% change — 2011 vs. 2010:
Internal business	(12.7)%	(20.9)%	19.0%	(13.6)%	(54.5)%	(15.7)%
Foreign currency impact	.5%	4.5%	2.8%	4.5%	—%	1.6%
Total change	(12.2)%	(16.4)%	21.8%	(9.1)%	(54.5)%	(14.1)%

(a)	Includes Australia, Asia, and South Africa.
(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.
(c)	Research and Development expense totaling $3 million for the quarter ended October 2, 2010 was reallocated to Corporate from North America.

Our reported consolidated net sales grew by 5%. Volume was down 2% in the quarter due to customer trade inventory reductions in the U.S., a challenging operating environment in the U.K. as well as volume declines in Russia and China due to our continued conversion to value-added formats in these markets. Pricing/mix increased net sales by 5%. Foreign exchange provided a favorable impact of almost 2%.

Our North America operating segment had internal net sales growth of 4%. North America has three product groups: retail cereal; retail snacks; and frozen and specialty channels. Internal net sales in retail cereal was flat. We believe our underlying consumption growth across all channels was 5%, in-line with data for measured channels. The gap between our sales and the consumption data was driven by swings in trade inventory. In the third quarter of 2010, trade inventory was being rebuilt following a product recall in the second quarter of 2010. In the third quarter of 2011, trade inventory declined. The trends in the cereal category continued to improve in the quarter driven by strong price realization.

The retail snack product group (cookies, crackers, toaster pastries, cereal bars and fruit-flavored snacks) grew 3% with growth in crackers, cookies and wholesome snacks driven by strong execution, especially during the back-to-school period. A trade inventory reduction in toaster pastries negatively impacted sales.

Internal net sales in the frozen and specialty channels (frozen foods, food service and vending) increased 12%, driven by growth in our frozen food business, particularly in our waffle business due to strong innovation and brand building. The veggie category remained strong and we saw growth in our foodservice business.

Internal net sales in our international operating segments increased 2%. Europe’s internal net sales were down 2%, driven by the U.K. The U.K. continued to face a challenging operating environment – a tough economy combined with a highly competitive retail landscape. As a result, our cereal consumption was down in the third quarter. To address these challenges, we are accelerating our rate of innovation in the 4th quarter of 2011 and the beginning of 2012. The snacks business in the U.K. continued to struggle, as we have seen new products enter the category which have driven significant consumption declines for our products. We are going into 2012 with much stronger snack innovation plans. We saw some positive trends on the continent, with growth in France, Spain and Italy. Latin America’s internal net sales grew by 9% with growth in Mexico,

Venezuela and Colombia. Strong price realization helped offset high cost inflation and was used to fund a double-digit increase in brand-building. In Asia Pacific, internal net sales were up 2% as a result of continued strong sales in our Korea, South Africa and India businesses. Offsetting this growth was softness in Australia, Japan and China. In Australia, our sales declined compared to last year due to a recent customer issue.

Consolidated operating profit was down 14% on a reported basis, and 16% on an internal basis, driven primarily by input-cost inflation, investments in our supply chain, the adjustment we made in the third quarter of 2010 to significantly reduce incentive compensation expense and the reinstatement of those costs in 2011. The net incentive compensation adjustment decreased operating profit by 12%. Brand-building in the quarter was down compared to last year, resulting in a benefit to operating profit. While we anticipated the third quarter of 2011 would have the highest inflation of the year, we incurred more cost pressures than expected, resulting in less operating profit.

It takes time and consistency to develop sustainable momentum; we underestimated how much work is required in our supply chain. As a result, we have made additional investments. Our supply chain projects represent an important investment for our Company to improve reliability and capability. We have also made additional investments in our physical infrastructure across our network. We have selectively added people in our plants, added resources and intend to expand training and awareness programs. We have changed a number of suppliers and significantly increased our independent testing and auditing. These investments have resulted in additional labor costs, asset write-offs, and in some cases, temporarily increased logistics solutions and sourcing.

Internal operating profit in North America was down 13% in the quarter. While operating profit benefited from strong improvements in price/mix, this benefit was more than offset by increased cost pressures, including commodities, energy and fuel inflation, investments in our supply chain and the reinstatement of incentive compensation. Europe’s internal operating profit declined by 21%, impacted by the difficult operating environment in the U.K. and input-cost inflation across the region. In Latin America, internal operating profit increased by 19% driven by strong sales growth, partially offset by a double-digit increase in brand-building investment. Asia Pacific’s internal operating profit decreased by 14% primarily due to a customer trading issue in Australia.

The following tables provide analysis of our net sales and operating performance for the year-to-date periods of 2011 as compared to 2010. Our net sales benefited from a slight increase in volume, improved pricing/mix due to price realization and foreign exchange. Internal operating profit was down on a year-to-date basis due to increased cost pressures, investments in our supply chain and the reinstatement of incentive compensation.

(dollars in millions)	North America	Europe	Latin America	Asia Pacific (a)	Corporate	Consoli- dated
2011 net sales	$6,812	$1,840	$816	$715	$—	$10,183

2010 net sales	$6,469	$1,730	$709	$629	$—	$9,537

% change — 2011 vs. 2010:
Volume (tonnage) (b)	1.0%	(2.7)%	—%	—%	—	.2%
Pricing/mix	3.8%	2.2%	8.8%	2.6%	—	3.8%
Subtotal — internal business	4.8%	(.5)%	8.8%	2.6%	—	4.0%
Foreign currency impact	.5%	6.8%	6.3%	11.1%	—	2.8%
Total change	5.3%	6.3%	15.1%	13.7%	—	6.8%
(dollars in millions)	North America (c)	Europe	Latin America	Asia Pacific (a)	Corporate (c)	Consoli- dated
2011 operating profit	$1,203	$287	$152	$79	$(142)	$1,579

2010 operating profit	$1,269	$307	$126	$82	$(123)	$1,661

% change — 2011 vs. 2010:
Internal business	(5.7)%	(12.8)%	12.6%	(13.7)%	(14.9)%	(7.6)%
Foreign currency impact	.5%	6.4%	7.5%	9.9%	—%	2.7%
Total change	(5.2)%	(6.4)%	20.1%	(3.8)%	(14.9)%	(4.9)%

(a)	Includes Australia, Asia, and South Africa.
(b)	We measure the volume impact (tonnage) on revenues based on the stated weight of our product shipments.
(c)	Research and Development expense totaling $8 million for the year-to-date period ended October 2, 2010 was reallocated to Corporate from North America.

Margin performance

Margin performance for the third quarter and year-to-date periods of 2011 versus 2010 is as follows:

Quarter	2011	2010	Change vs. prior year (pts.)
Gross margin (a)	40.7%	43.4%	(2.7)
SGA (b)	(26.7)%	(26.3)%	(0.4)
Operating margin	14.0%	17.1%	(3.1)

Year-to-date	2011	2010	Change
Gross margin (a)	41.4%	43.0%	(1.6)
SGA (b)	(25.9)%	(25.6)%	(0.3)
Operating margin	15.5%	17.4%	(1.9)

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.
(b)	Selling, general, and administrative expense as a percentage of net sales.

Our gross profit margin for the quarter was 270 basis points lower than in the same period in 2010. Our cost pressures (mainly commodities, energy and fuel) in the third quarter of 2011 were the highest of the year, slightly higher than anticipated. Our gross margin came under additional pressure due to the investments in our supply chain infrastructure across our U.S. network. These incremental investments resulted in increased logistic costs, and reduced operating leverage while production lines were down and represented approximately half of the decline in gross margin. Our selling, general and administrative (SGA) expense as a percentage of net sales increased by 40 basis points due to the reinstatement of incentive compensation. This increase offset the impact of reduced brand-building. As a result of lower gross margin and higher SGA as a percentage of net sales, our operating margin was down by 310 basis points.

On a year-to-date basis, gross margin was down 160 basis points. The year-to-date performance was impacted by the increased cost pressures in the third quarter as well as the lag in price execution in the first quarter of 2011 to cover increased input costs. Our SGA expense as a percentage of net sales increased by 30 basis points primarily due to the reinstatement of incentive compensation. On a year-to-date basis, brand-building increased SGA expense as a percentage of net sales slightly. As a result of lower gross margin and higher SGA as a percentage of net sales, our operating margin was down by 190 basis points.

For the full year, we expect gross margin to remain under pressure and be down approximately 100 basis points compared to 2010.

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

	Quarter ended		Year-to-date period ended
Consolidated results	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Diluted net earnings per share (EPS)	$0.80	$0.90	$2.73	$2.78
Translation impact (a)	(0.02)	0.02	(0.08)	0.02

Currency neutral EPS	$0.78	$0.92	$2.65	$2.80

Currency neutral EPS growth (b)	(13)%		(5)%

(a)	Translation impact is the difference between reported EPS and the translation of current year net profits at prior year exchange rates, adjusted for gains (losses) on translational hedges.
(b)	Calculated as a percentage of growth from the prior year’s reported EPS.

Product recall

On June 25, 2010, we announced a recall of select packages of Kellogg’s cereal in the U.S. due to an odor from waxy resins found in the package liner. Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded as COGS; and other recall costs were recorded as SGA expenses. During the quarter ended October 2, 2010, we refined the estimated costs of the recall, which resulted in a reduction of $1 million, for a year-to-date expense through October 2, 2010 of $47 million, or $.09 per share on a diluted basis. In addition to the costs of the recall, we also lost sales of the impacted products in the second and third quarters of 2010.

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

See Note 3 for the details of these activities.

Interest expense

For the quarter and year-to-date periods ended October 1, 2011, interest expense was $58 million and $178 million, respectively, as compared to the quarter and year-to-date periods ended October 2, 2010 with interest expense of $62 million and $188 million, respectively. Year-to-date 2011 interest expense was lower than prior year expense due to the differential in interest rates on debt that matured in March 2011 versus debt that was issued in May 2011.

For the full year 2011, we expect gross interest expense to be approximately $235 to $245 million, compared to 2010’s full year amount of $248 million.

Income taxes

The consolidated effective income tax rate was 27% for the quarter ended October 1, 2011, as compared to 30% for the comparable quarter of 2010. Refer to Note 8 of the Consolidated Financial Statements for further discussion.

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

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	October 1, 2011	October 2, 2010
Net cash provided by (used in):
Operating activities	$1,269	$1,079
Investing activities	(381)	(250)
Financing activities	(730)	(611)
Effect of exchange rates on cash and cash equivalents	(20)	7
Net increase in cash and cash equivalents	$138	$225

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the year-to-date period ended October 1, 2011, amounted to $1,269 million, an increase of $190 million over the same period in 2010. The increase compared to the prior year is primarily due to lower incentive compensation payments during first quarter 2011 as well as a reduction in cash taxes paid.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 24 days and 22 days for the 12 month periods ended October 1, 2011 and October 2, 2010, respectively. Compared with the 12 month period ended October 2, 2010, the unfavorable impact on the 2011 cash conversion cycle resulted from higher days of inventory, which was somewhat mitigated by an increase in trade payables outstanding.

Our pension and other postretirement benefit plan contributions amounted to $187 million and $45 million for the year-to-date periods ended October 1, 2011 and October 2, 2010, respectively. For the full year 2011, we currently expect that our contributions to pension and other postretirement plans will total approximately $200 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Year-to-date period ended		Change versus prior year
(millions)	October 1, 2011	October 2, 2010

Net cash provided by operating activities	$1,269	$1,079	17.6%
Additions to properties	(392)	(252)

Cash flow	$877	$827	6.0%

For 2011, we are projecting cash flow (as defined) within a range of $1.1 billion to $1.2 billion. This projection reflects the impact of our expected pension and postretirement benefit plan contributions, net of tax.

Investing activities

Our net cash used in investing activities during the year-to-date period ended October 1, 2011 amounted to $381 million, an increase of $131 million compared with the same period in 2010. The year-over-year increase was primarily attributable to the addition of manufacturing capacity to support growth and innovation as well as investments in our supply chain infrastructure.

For full-year 2011, we project capital spending of approximately 4 to 5% of net sales. We are increasing our investment in manufacturing capacity as well as improving our information technology infrastructure.

Financing activities

Our net cash used in financing activities for the year-to-date period ended October 1, 2011 amounted to $730 million compared to $611 million for the same period in 2010. There were several drivers of the difference between the two years, resulting in the net use in cash of $119 million compared to 2010. There was an overall reduction in long-term debt compared to the prior year, resulting in an increase in cash used in financing activities. This increase was mitigated by the following items which decreased the cash used in financing activities: lower common stock repurchases; an increase in commercial paper borrowings; and higher proceeds from the issuance of common stock related to stock option exercises.

We used commercial paper to refinance $946 million of long-term debt that matured in the first quarter of 2011. In May 2011, we issued $400 million of seven-year 3.25% fixed rate U.S. Dollar Notes, and used proceeds of $397 million to pay down commercial paper.

We spent $693 million and $907 million to repurchase common stock during the year-to-date periods ended October 1, 2011 and October 2, 2010, respectively. To date, during 2011 we repurchased approximately 13 million shares of our common stock. Of the $693 million spent in 2011, $5 million related to shares purchased in 2010 that did not settle prior to the end of the 2010 reporting period. During the same period of 2010, we repurchased approximately 18 million shares of our common stock.

On April 23, 2010, our board of directors authorized a $2.5 billion, three-year share repurchase program for 2010 through 2012. As of October 1, 2011, total purchases under the repurchase authorization amounted to 33 million shares totaling $1.7 billion. During the remainder of 2011 and 2012, we plan to execute the remaining repurchases under the 2010 authorization. We project total purchases of $800 million in 2011, which includes the $693 million executed in the first nine months of 2011, with the balance in 2012. Actual repurchases could be different from our current projections, as influenced by factors such as the impact of changes in our stock price and other competing priorities.

We paid cash dividends of $452 million year-to-date 2011, compared to $435 million during the same period in 2010. In July 2011, the board of directors declared a dividend of $.43 per common share, payable December 15, 2011 to shareholders of record at close of business on December 1, 2011. The dividend is consistent with our current plan to maintain our dividend pay-out between 40% and 50% of reported net income.

In March 2011, we entered into an unsecured Four-Year Credit Agreement to replace our existing unsecured Five-Year Credit Agreement, which would have expired in November 2011. The Four-Year Credit Agreement allows us to borrow, on a revolving credit basis, up to $2.0 billion, although we do not plan to draw against it. (See Note 5 within Notes to Consolidated Financial Statements for additional information on the Four-Year Credit Agreement.)

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

Accounting standards to be adopted in future periods

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, “Testing Goodwill for Impairment,” allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU No. 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We will consider early adoption of ASU 2011-08 in connection with our annual goodwill impairment evaluation in the fourth quarter of 2011.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” requiring most entities to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and other comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU No. 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. We will be adopting ASU 2011-05 at the beginning of our 2012 fiscal year.

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

Refer to disclosures contained on pages 25-26 of our 2010 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of October 1, 2011.

During the quarter ended October 1, 2011, we terminated interest rate swaps with notional amounts totaling $2.5 billion, of which $1.5 billion was previously designated as fair value hedges of certain U.S. Dollar Notes. Refer to Note 5 within Notes to Consolidated Financial Statements. The total notional amount of interest rate swaps at October 1, 2011 was $200 million, representing a settlement receivable of $16 million. The total notional amount of interest rate swaps at January 1, 2011 was $1.9 billion, representing a settlement receivable of $74 million.

The total notional amount of commodity derivative instruments at October 1, 2011 was $251 million, representing a settlement obligation of approximately $47 million. The total notional amount of commodity derivative instruments at January 1, 2011 was $379 million, representing a settlement obligation of approximately $16 million. Assuming a 10% decrease in period-end commodity prices, the settlement obligation would have increased by approximately $20 million at October 1, 2011, and $36 million at January 1, 2011, generally offset by a reduction in the cost of the underlying commodity purchases.

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

As of October 1, 2011, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
7/3/11-7/30/11	—	$0.00	—	$930
Month #2:
7/31/11-8/27/11	3,264,034	$52.67	3,264,034	$758
Month #3:
8/28/11-10/1/11	61,997	$51.98	61,997	$755
Total	3,326,031	$52.65	3,326,031

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

Date: November 9, 2011

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