Form 10-K
period 2011-12-31
KELLOGG CO
filed 2012-02-29
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on July 2, 2011 was approximately $15.5 billion based on the closing price of $55.40 for one share of common stock, as reported for the New York Stock Exchange on that date.

As of January 28, 2012, 357,161,392 shares of the common stock of the registrant were issued and outstanding.

Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 20, 2012 are incorporated by reference into Part III of this Report.

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

Financial Information About Segments.  Information on segments is located in Note 16 within Notes to the Consolidated Financial Statements.

Principal Products.  Our principal products are ready-to-eat cereals and convenience foods, such as cookies, crackers, toaster pastries, cereal bars, fruit-flavored snacks, frozen waffles and veggie foods. These products were, as of February 28, 2012, manufactured by us in 17 countries and marketed in more than 180 countries. Our cereal products are generally marketed under the Kellogg’s name and are sold principally to the grocery trade through direct sales forces for resale to consumers. We use broker and distributor arrangements for certain products. We also generally use these, or similar arrangements, in less-developed market areas or in those market areas outside of our focus.

We also market cookies, crackers, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Murray, Austin and Famous Amos, to supermarkets in the United States through a direct store-door (DSD) delivery system, although other distribution methods are also used.

Additional information pertaining to the relative sales of our products for the years 2009 through 2011 is located in Note 16 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

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

Trademarks and Technology.  Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to cereals and convenience foods manufactured and marketed by us, and we also grant licenses to third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals, convenience foods and our other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Cinnamon Crunch Crispix, Choco Zucaritas, Cocoa Krispies, Complete, Kellogg’s Corn Flakes, Corn Pops, Cracklin’ Oat Bran, Crispix, Cruncheroos, Crunchmania, Crunchy Nut, Eggo, Kellogg’s FiberPlus, Froot Loops, Kellogg’s Frosted Flakes, Kellogg’s Krave, Frosted Krispies, Frosted Mini-Wheats, Fruit Harvest, Just Right, Kellogg’s

Low Fat Granola, Mueslix, Pops, Product 19, Kellogg’s Raisin Bran, Raisin Bran Crunch, Rice Krispies, Rice Krispies Treats, Smacks/Honey Smacks, Smart Start, Kellogg’s Smorz, Special K, Special K Red Berries and Zucaritas in the United States and elsewhere; Crusli, Sucrilhos, Vector, Musli, NutriDia, and Choco Krispis for cereals in Latin America; Vive and Vector in Canada; Coco Pops, Chocos, Frosties, Fruit’n Fibre, Kellogg’s Crunchy Nut Corn Flakes, Honey Loops, Kellogg’s Extra, Sustain, Muslix, Country Store, Ricicles, Smacks, Start, Pops, Optima and Tresor for cereals in Europe; and Cerola, Sultana Bran, Chex, Frosties, Goldies, Rice Bubbles, Nutri-Grain, Kellogg’s Iron Man Food, and BeBig for cereals in Asia and Australia. Additional Company trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak, Jumbo, and Variety.

Other Company brand names include Kellogg’s Corn Flake Crumbs; All-Bran, Choco Krispis, Froot Loops, Special K, NutriDia, Kuadri-Krispis, Zucaritas and Crusli for cereal bars, Komplete for biscuits; and Kaos for snacks in Mexico and elsewhere in Latin America; Pop-Tarts and Pop-Tarts Ice Cream Shoppe for toaster pastries; Pop-Tarts Mini Crisps for crackers; Eggo, Eggo FiberPlus and Nutri-Grain for frozen waffles and pancakes; Rice Krispies Treats for baked snacks and convenience foods; Special K and Special K2O for flavored protein water mixes and protein shakes; Nutri-Grain cereal bars, Nutri-Grain yogurt bars, for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Day Dawn, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Nutri-Grain Squares, Nutri-Grain Elevenses, and Rice Krispies Squares for convenience foods in Europe; Kashi and GoLean for certain cereals, nutrition bars, and mixes; TLC for granola and cereal bars, crackers and cookies; Special K and Vector for meal replacement products; Bear Naked for granola cereal, bars and trail mix and Morningstar Farms, Loma Linda, Natural Touch, Gardenburger and Worthington for certain meat and egg alternatives.

We also market convenience foods under trademarks and tradenames which include Keebler, Austin, Keebler Baker’s Treasures, Cheez-It, Chips Deluxe, Club, E. L. Fudge, Famous Amos, Fudge Shoppe, Kellogg’s FiberPlus, Gripz, Jack’s, Jackson’s, Krispy, Mother’s, Murray, Murray Sugar Free, Ready Crust, Right Bites, Sandies, Special K, Soft Batch, Stretch Island, Sunshine, Toasteds, Town House, Vienna Creams, Vienna Fingers, Wheatables and Zesta. One of our subsidiaries is also the exclusive licensee of the Carr’s cracker line in the United States.

Our trademarks also include logos and depictions of certain animated characters in conjunction with our products, including Snap!Crackle!Pop! for Cocoa Krispies and Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Ernie Keebler for cookies, convenience foods and other products; the Hollow Tree logo for certain convenience foods; Toucan Sam for Froot Loops cereal; Dig ‘Em for Smacks/Honey Smacks cereal; Sunny for Kellogg’s Raisin Bran and Raisin Bran Crunch cereals, Coco the Monkey for Coco Pops cereal; Cornelius for Kellogg’s Corn Flakes; Melvin the Elephant for certain cereal and convenience foods; Chocos the Bear, Sammy the Seal (aka Smaxey the Seal) for certain cereal products.

The slogans The Best To You Each Morning, The Original & Best, They’re Gr-r-reat!, The Difference is K, One Bowl Stronger, Supercharged, Earn Your Stripes and Gotta Have My Pops, are used in connection with our ready-to-eat cereals, along with L’ Eggo my Eggo, used in connection with our frozen waffles and pancakes, Elfin Magic, Childhood Is Calling, The Cookies in the Passionate Purple Package and Uncommonly Good used in connection with convenience food products, Seven Whole Grains on a Mission used in connection with Kashi all-natural foods and See Veggies Differently used in connection with meat and egg alternatives are also important Kellogg trademarks.

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

Customers.  Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2011, comprised principally of sales within the United States. At December 31, 2011, approximately 18% of our consolidated receivables balance and 28% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2011. During 2011, our top five customers, collectively, including Wal-Mart, accounted for approximately 33% of our consolidated net sales and approximately 46% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry in recent years and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.

Backlog.  For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 31, 2011 and January 1, 2011 was not material to us.

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

Research and Development.  Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately (in millions): 2011-$192; 2010-$187; 2009-$181.

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

Employees.  At December 31, 2011, we had approximately 30,700 employees.

Financial Information About Geographic Areas.  Information on geographic areas is located in Note 16 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Executive Officers.  The names, ages, and positions of our executive officers (as of February 28, 2012) are listed below, together with their business experience. Executive officers are generally elected annually by the Board of Directors at the meeting immediately prior to the Annual Meeting of Shareowners.

James M. Jenness	65
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

John A. Bryant	46

President and Chief Executive Officer

Mr. Bryant has served as a Kellogg director since July 2010. In January 2011, he was appointed President and Chief Executive Officer after having served as our Executive Vice President and Chief Operating Officer since August 2008. Mr. Bryant joined Kellogg in March 1998, and was promoted during the next eight years to a number of key financial and executive leadership roles. He was appointed Executive Vice President and Chief Financial Officer, Kellogg Company, President, Kellogg International in December 2006. In July 2007, Mr. Bryant was appointed Executive Vice President and Chief Financial Officer, Kellogg Company, President, Kellogg North America and in August 2008, he was appointed Executive Vice President, Chief Operating Officer and Chief Financial Officer. Mr. Bryant served as Chief Financial Officer through December 2009.

Bradford J. Davidson	51

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

Ronald L. Dissinger	53

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

Paul T. Norman	47

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

Gary H. Pilnick	47

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

Dennis W. Shuler	56

Senior Vice President, Global Human Resources

Mr. Shuler joined Kellogg on February 18, 2010. In 2009, Mr. Shuler served as President of Core Strengths Management Consulting. From April 2008 to April 2009, he was Executive Vice President and Chief Human Resources Officer at The Walt Disney Company. Prior to that, Mr. Shuler served in progressively responsible human resources positions over a period of 23 years at Procter & Gamble Company in the United States and the United Kingdom, serving as Vice President of the P&G Beauty global business unit from July 2001 and the Vice President of P&G Beauty and Health & Well Being global business units from July 2006 through March 2008.

Steven A. Sterling	59

Senior Vice President, Global Supply Chain

Steven Sterling joined Kellogg Company in April 2011 and was appointed Senior Vice President, Global Supply Chain. Prior to joining Kellogg, Mr. Sterling served 26 years with PepsiCo in progressively responsible supply chain positions, most recently as

Group Vice President of Operations for Frito-Lay since 2005. Prior to that, he served in operations roles in the United States and Mexico.

Alan R. Andrews	56

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

Forward-Looking Statements.  This Report contains “forward-looking statements” with projections concerning, among other things the acquisition of the Pringles® business, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including the ability to complete the acquisition of the Pringles® business, the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices; labor costs; disruptions or inefficiencies in supply chain; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations; the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts, or political unrest; other items; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

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

We hold assets and incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, including the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Venezuelan bolivar fuerte and Russian ruble. Because our consolidated financial statements are presented in U.S. dollars, we must translate our assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates. Consequently, changes in the value of the U.S. dollar may unpredictably and negatively affect the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.

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

Selling food products involves a number of legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We may need to recall some of our products if they become adulterated or misbranded. We may also be liable if the consumption of any of our products causes injury, illness or death. A widespread product recall or market withdrawal could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. For example, in June 2010, we initiated a recall of certain ready-to-eat cereals due to an odor from waxy resins found in the package liner. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of our brands. Moreover, even if a product liability or consumer fraud claim is meritless, does not prevail or is not pursued, the negative publicity surrounding assertions against our Company and our products or processes could adversely affect our reputation or brands.

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

Our planned acquisition of the Pringles business may not occur or may not occur in the expected time frame, which may negatively affect the trading prices of our stock and our future business and financial results.

Completion of the planned acquisition of the Pringles business is not assured and is subject to risks and uncertainties, including the risk that the necessary regulatory approvals are not obtained or that other closing conditions are not satisfied. If the acquisition is not completed, or if there are significant delays in completing the acquisition, it could negatively affect the trading prices of our common stock and our future business and financial results.

We may not be able to obtain regulatory clearances and approvals required to complete the Pringles acquisition or, in order to do so, we may be required to accept material restrictions or satisfy material conditions.

The planned acquisition of the Pringles business is subject to review by regulatory authorities, and the closing of the transaction is subject to the condition that all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, have terminated or expired, that the European Commission has issued a decision under the EC Merger Regulation declaring that the acquisition is compatible with the common market, and that all other applicable governmental approvals required under antitrust laws have been obtained. The acquisition is also subject to the condition that there be no preliminary or permanent injunction or other order that would make the acquisition unlawful. We can provide no assurance that these or other closing conditions will be satisfied. Subject to certain limitations, we may be required to take certain actions in connection with obtaining antitrust clearances and other approvals, and we can provide no assurance as to the cost, scope or impact of the actions that may be required. Such actions could be detrimental to us or have the effect of delaying or preventing the acquisition.

Our obligation to complete the Pringles acquisition is not subject to a financing condition.

We intend to finance the acquisition, in part, through debt financing. However, our obligation to complete the acquisition is not subject to a financing condition. Therefore, in the event that we are unable to obtain a portion of the required financing and are not otherwise able to pay the purchase price, we will be in breach of the transaction agreement.

We may not be able to realize the anticipated benefits and synergies of the Pringles acquisition at all or in the expected time frame.

The success of the Pringles acquisition will depend, in part, on our ability to realize the anticipated benefits and synergies from combining and integrating the Pringles business into our existing business. We may not be able to achieve these objectives, or may not able to achieve these objectives on a timely basis, and the anticipated benefits and synergies therefore may not be realized fully or at all. The acquisition involves challenges and risks, including risks that the transaction does not advance our business strategy or that we will not realize a satisfactory return. Any integration difficulties could decrease or eliminate the anticipated benefits and synergies of the Pringles acquisition and could negatively affect the trading prices of our stock and our future business and financial results.

We may incur substantial costs and liabilities relating to the Pringles acquisition.

In connection with entering into and completing the Pringles acquisition, we may incur substantial costs and liabilities. These include transaction-related costs such as costs and expenses incurred in connection with integration or pursuing synergies, fees to advisors, fees associated with seeking regulatory approvals, and other potential costs and liabilities that, individually or in the aggregate, could be substantial.

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

We have indebtedness that is substantial in relation to our shareholders’ equity. As of December 31, 2011, we had total debt of approximately $6.0 billion and total equity of $1.8 billion and expect to incur an additional $2.0 billion in debt to consummate our pending acquisition of the Pringles® business from Procter & Gamble Co.

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

Current economic conditions in Europe may delay or reduce purchases by our customers and consumers. This could result in reductions in sales of our products, reduced acceptance of innovations, and increased price competition. Deterioration in economic conditions in any of the countries in which we do business could also cause slower collections on accounts receivable which may adversely impact our liquidity and financial condition. Financial institutions may be negatively impacted by economic conditions and may consolidate or cease to do business which could result in a tightening in the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets. There could be a number of effects from a financial institution credit crisis on our business, which could include impaired credit availability and financial stability of our customers, including our suppliers, co-manufacturers and distributors. A disruption in financial markets may also have an effect on our derivative counterparties and could also impair our banking partners on which we rely for operating cash management. Any of these events would likely harm our business, results of operations and financial condition.

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

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2011, comprised principally of sales within the United States. At December 31, 2011, approximately 18% of our consolidated receivables balance and 28% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2011. During 2011, our top five customers, collectively, including Wal-Mart, accounted for approximately 33% of our consolidated net sales and approximately 46% of U.S. net sales. As the retail grocery trade continues to consolidate and mass marketers become larger, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer for an extended length of time could negatively impact our sales and profits.

An impairment of the carrying value of goodwill or other acquired intangibles could negatively affect our consolidated operating results and net worth.

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

As of December 31, 2011, the carrying value of intangible assets totaled approximately $5.1 billion, of which $3.6 billion was goodwill and $1.5 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $11.9 billion and total equity of $1.8 billion. An impairment charge of $20 million was recognized in 2010 representing all of the goodwill from our 2008 acquisition of a business in China.

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

We increasingly rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Like other companies, our information technology systems may be vulnerable to a variety of interruptions, as a result of updating our SAP platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. We have technology security initiatives and disaster recovery plans in place or in process to mitigate our risk to these vulnerabilities, but these measures may not be adequate.

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

We operated, as of February 28, 2012, manufacturing plants and distribution and warehousing facilities totaling more than 30 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants or facilities in San Jose, California; Atlanta, Augusta, Columbus, and Rome, Georgia; Chicago, Illinois; Seelyville, Indiana; Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary and Charlotte, North Carolina; Cincinnati, West Jefferson, and Zanesville, Ohio; Muncy, Pennsylvania; Rossville, Tennessee; Clearfield, Utah; and Allyn, Washington.

Outside the United States, we had, as of February 28, 2012, additional manufacturing locations, some with warehousing facilities, in Australia, Brazil, Canada, Colombia, Ecuador, Germany, Great Britain, India, Japan, Mexico, Russia, South Africa, South Korea, Spain, Thailand, and Venezuela.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information on the market for our common stock, number of shareowners and dividends is located in Note 15 within Notes to Consolidated Financial Statements.

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012 for general corporate purposes and to offset issuances for employee benefit programs. During 2011, the Company repurchased 15 million shares for a total of $793 million. In connection with the announcement of the pending acquisition of the Pringles business, the Company announced that it expects to limit its share repurchases to proceeds received by the Company from employee option exercises for approximately 2 years.

The following table provides information with respect to purchases of common shares under programs authorized by the Company’s board of directors during the quarter ended December 31, 2011.

(millions, except per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1: 10/2/11-10/29/11	—	—	—	$755

Month #2: 10/30/11-11/26/11	2.1	$49.80	2.1	$650
Month #3: 11/27/11-12/31/11	—	—	—	$650
Total	2.1	$49.80	2.1

ITEM 6. SELECTED FINANCIAL DATA

Kellogg Company and Subsidiaries

Selected Financial Data

(millions, except per share data and number of employees)	2011	2010	2009	2008	2007
Operating trends (a)
Net sales	$13,198	$12,397	$12,575	$12,822	$11,776
Gross profit as a % of net sales	41.3%	42.7%	42.9%	41.9%	44.0%
Depreciation	367	370	381	374	364
Amortization	2	22	3	1	8
Advertising expense	1,138	1,130	1,091	1,076	1,063
Research and development expense	192	187	181	181	179
Operating profit	1,976	1,990	2,001	1,953	1,868
Operating profit as a % of net sales	15.0%	16.1%	15.9%	15.2%	15.9%
Interest expense	233	248	295	308	319
Net income attributable to Kellogg Company	1,231	1,247	1,212	1,148	1,103
Average shares outstanding:
Basic	362	376	382	382	396
Diluted	364	378	384	385	400
Per share amounts:
Basic	3.40	3.32	3.17	3.01	2.79
Diluted	3.38	3.30	3.16	2.99	2.76
Cash flow trends
Net cash provided by operating activities	$1,595	$1,008	$1,643	$1,267	$1,503
Capital expenditures	594	474	377	461	472
Net cash provided by operating activities reduced by capital expenditures (b)	1,001	534	1,266	806	1,031
Net cash used in investing activities	(587)	(465)	(370)	(681)	(601)
Net cash used in financing activities	(957)	(439)	(1,182)	(780)	(788)
Interest coverage ratio (c)	10.0	9.6	8.0	7.5	7.0
Capital structure trends
Total assets	$11,901	$11,847	$11,200	$10,946	$11,397
Property, net	3,281	3,128	3,010	2,933	2,990
Short-term debt and current maturities of long-term debt	995	996	45	1,388	1,955
Long-term debt	5,037	4,908	4,835	4,068	3,270
Total Kellogg Company equity (d)	1,760	2,158	2,272	1,448	2,526
Share price trends
Stock price range	$48-58	$47-56	$36-54	$40-59	$49-57
Cash dividends per common share	1.670	1.560	1.430	1.300	1.202
Number of employees	30,671	30,645	30,949	32,394	26,494

(a)	Fiscal year 2008 contained a 53rd week. Refer to Note 1 for further information.

(b)	The Company uses this non-GAAP financial measure, which is reconciled above, to focus management and investors on the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, and share repurchase.

(c)	Interest coverage ratio is calculated based on net income before interest expense, income taxes, depreciation and amortization, divided by interest expense.

(d)	2008 change due primarily to currency translation adjustments of ($431) and net experience losses in postretirement and postemployment benefit plans of ($865).

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

Kellogg Company is the world’s leading producer of cereal and a leading producer of snacks and frozen food, including cookies, crackers, toaster pastries, cereal bars, fruit-flavored snacks, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally.

On February 15, 2012 we announced that we entered into an agreement to acquire Procter & Gamble’s Pringles® business for $2.695 billion which is expected to be funded by international cash and the issuance of approximately $2 billion of short and long-term debt. The transaction is expected to close in the Summer of 2012, as such, we expect to have Pringles® included in our results for approximately six months.

Beginning in the fourth quarter of 2011, we report results of operations in the following reportable segments: U.S. Morning Foods & Kashi; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. Segment results of prior periods were modified to conform to the current presentation. We currently manage our operations through nine operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. The reportable segments are discussed in greater detail within Note 16.

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

For our full year 2011, internal net sales increased by 4% and reported net sales was up 6%. Consolidated internal operating profit was down 3% compared to the prior year. Reported operating profit decreased 1%. Diluted EPS was flat on a currency neutral basis. Reported EPS was $3.38, an increase of 2% over last year’s $3.30.

Consolidated results (dollars in millions, except per share data)		2011	2010	2009
Net sales		$13,198	$12,397	$12,575
Net sales growth:	As reported	6.5%	(1.4)%	(1.9)%
	Internal (a)	4.5%	(1.3)%	3.0%
Operating profit		$1,976	$1,990	$2,001
Operating profit growth:	As reported	(0.7)%	(0.6)%	2.5%
	Internal (a)	(2.9)%	(0.1)%	10.3%
Diluted net earnings per share (EPS)		$3.38	$3.30	$3.16
EPS growth (b)		2%	4%	6%
Currency neutral diluted EPS growth (b)		—%	6%	13%

(a)	Internal net sales and operating profit growth for 2011 and 2010 exclude the impact of currency. Internal net sales and operating profit growth for 2009 exclude the impact of currency and acquisitions. Internal net sales and operating profit growth are non-GAAP financial measures which are further discussed and reconciled to the directly comparable measures in accordance with U.S. GAAP in the Net sales and operating profit section.

(b)	See the section entitled Foreign currency translation for discussion and reconciliation of this non-GAAP financial measure.

Net sales and operating profit

2011 compared to 2010

The following table provides an analysis of net sales and operating profit performance for 2011 versus 2010:

(dollars in millions)	U.S Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consoli- dated
2011 net sales	$3,635	$2,908	$ 955	$1,375	$ 2,334	$1,049	$942	$—	$13,198
2010 net sales	$3,480	$2,745	$ 916	$1,261	$ 2,230	$ 923	$842	$—	$12,397
% change – 2011 vs. 2010:
Internal business (a)	4.4%	6.0%	4.2%	6.7%	(.7)%	10.3%	4.1%	—	4.5%
Foreign currency impact	—%	—%	—%	2.4%	5.3%	3.4%	7.7%	—	2.0%
Total change	4.4%	6.0%	4.2%	9.1%	4.6%	13.7%	11.8%	—	6.5%

(dollars in millions)	U.S Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate (b)	Consoli- dated
2011 operating profit	$648	$431	$216	$258	$338	$176	$106	$(197)	$1,976
2010 operating profit	$630	$475	$240	$220	$364	$153	$74	$(166)	$1,990
% change – 2011 vs. 2010:
Internal business	3.0%	(9.1)%	(10.4)%	13.9%	(12.5)%	8.7%	32.9%	(18.4)%	(2.9)%
Foreign currency impact	(.2)%	—%	—%	3.4%	5.4%	6.1%	10.3%	—%	2.2%
Total change	2.8%	(9.1)%	(10.4)%	17.3%	(7.1)%	14.8%	43.2%	(18.4)%	(.7)%

(a)	Growth rate includes volume and price/mix.

(b)	Research and Development expense totaling $11 million for 2010 was reallocated to Corporate from the North America businesses.

Our consolidated net sales were up 6% on an as reported basis and up 4% on an internal basis behind favorable pricing/mix, approximately flat volume, and strong results from innovations across most markets. Innovations and solid execution contributed to share gains in our core cereal business as well as several other key categories. Additionally, the increased investment in our supply chain that began in 2010 and continued through 2011 is building a stronger foundation for future growth. Pricing was taken selectively throughout 2011 to offset the higher input costs we have experienced on many products across our categories around the world.

Internal net sales for U.S. Morning Foods & Kashi increased 4% as a result of favorable pricing/mix and approximately flat volume. This business has two product groups: cereal and snacks. Cereal’s internal net sales increased by 5% resulting from strong innovation launches and reduced reliance on promotional spending. Dollar sales from our innovation in 2011 equaled the dollar sales from innovation introduced by all our competitors combined. Snacks (toaster pastries, Kashi-branded cereal bars, crackers, cookies, Stretch Island fruit snacks, and health and wellness) internal net sales increased by 3% as a result of double-digit growth in health and wellness and continued share gains in our Pop-Tarts® business.

Internal net sales in U.S. Snacks increased by 6% as a result of favorable pricing/mix and approximately flat volume. This business consists of cookies, crackers, cereal bars, and fruit-flavored snacks. The sales growth was the result of strong crackers consumption behind the launch of Special K Cracker Chips® and Cheez-it® innovation which contributed to a solid improvement in our cracker category share. Sales also improved in wholesome snacks as a result of innovations in our Special K® and FiberPlus® cereal bars business. Cookies low-single digit sales growth was favorably impacted by the launch of the Keebler® master brand initiative in the second quarter which aligned pricing, packaging and scale across the Keebler® brand.

Internal net sales in U.S. Specialty increased by 4% as a result of favorable pricing/mix and approximately flat volume. Sales growth was due to frozen food innovation launches and cereal bar distribution gains.

Internal net sales in North America Other (U.S. Frozen and Canada) increased by 7% due to mid-single-digit volume growth and favorable pricing/mix. Sales growth was the result of our U.S. Frozen business posting double-digit growth for the year while gaining share as a result of increased brand-building support behind innovation activity.

Our International segments’ internal net sales were up 3% compared to the prior year as a result of favorable pricing/mix, partially offset by a decline in volume. Europe’s internal net sales declined 1% for the year driven by a 3% decline in volume, partially offset by favorable pricing/mix. The operating environment in Europe continued to be difficult as a result of economic conditions and competitive activity. Sales growth in Russia was solid, as we continue to transition from a non-branded to a branded product mix. Latin America’s internal net sales growth was 10% due to a slight increase in volume and double-digit increase in pricing/mix. Latin America experienced growth in both cereal and snacks behind a mid-double-digit increase in brand building investment to support innovations. Internal net sales in Asia Pacific grew 4% as a result of favorable pricing/mix and approximately flat volume. Asia Pacific’s growth was driven by strong performance across most of Asia, as well as South Africa.

Consolidated operating profit declined by 1% on an as reported basis and was down 3% on an internal basis, when excluding the impact of foreign currency translation. Operating profit for the year was negatively impacted by our supply chain investments, commodity inflation, and the reinstatement of our incentive compensation program as a result of our strong pay-for-performance orientation.

Internal operating profit in U.S. Morning Foods & Kashi increased by 3%, U.S. Snacks declined by 9%, U.S. Specialty declined by 10%, North America Other grew by 14%, Europe declined by 13%, Latin America increased by 9% and Asia Pacific increased by 33%. U.S. Morning Foods & Kashi’s increase was attributable to strong sales in cereal and snacks, partially offset by increased incentive compensation expense, increased commodity costs and investments in supply chain. U.S. Snacks’ decline was attributable to investments in supply chain and increased incentive compensation expense. U.S. Specialty’s decline was attributable to increased commodity costs and incentive compensation expense. Europe’s operating profit declined due to lower sales resulting from the continued difficult operating environment and increased commodity costs. The increase in Latin America’s operating profit is primarily a result of higher sales partially offset by increased brand-building investment. Asia Pacific’s operating profit growth was positively impacted by the prior year impairment charges related to our business in China. Refer to Note 2 within Notes to Consolidated Financial Statements for further information. Corporate was impacted by higher compensation-related expense.

2010 compared to 2009

The following table provides an analysis of net sales and operating profit performance for 2010 versus 2009:

(dollars in millions)	U.S Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consoli- dated
2010 net sales	$3,480	$2,745	$916	$1,261	$2,230	$923	$842	$—	$12,397
2009 net sales	$3,587	$2,758	$913	$1,252	$2,361	$963	$741	$—	$12,575
% change – 2010 vs. 2009:
Internal business (a)	(3.0)%	(.5)%	.3%	(3.4)%	(2.7)%	4.8%	2.0%	—	(1.3)%
Foreign currency impact	—%	—%	—%	4.1%	(2.8)%	(8.9)%	11.7%	—	(.1)%
Total change	(3.0)%	(.5)%	.3%	.7%	(5.5)%	(4.1)%	13.7%	—	(1.4)%

(dollars in millions)	U.S Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate (b)	Consoli- dated
2010 operating profit	$630	$475	$240	$220	$364	$153	$74	$(166)	$1,990
2009 operating profit	$728	$436	$190	$228	$348	$179	$86	$(194)	$2,001
% change – 2010 vs. 2009:
Internal business	(13.5)%	8.8%	26.3%	(8.5)%	8.2%	(2.4)%	(29.5)%	14.5%	(.1)%
Foreign currency impact	.1%	—%	—%	5.0%	(3.4)%	(12.3)%	15.2%	—%	(.5)%
Total change	(13.4)%	8.8%	26.3%	(3.5)%	4.8%	(14.7)%	(14.3)%	14.5%	(.6)%

(a)	Growth rate includes volume and price/mix.

(b)	Research and Development expense totaling $11 million for 2010 and $13 million for 2009 was reallocated to Corporate from the North America businesses.

Our consolidated net sales were down 1% on both a reported and internal basis, behind a 2% reduction in volume that was partially offset by favorable pricing/mix. There were three major issues that affected our results. First, our categories respond to innovation and brand building. We did not have sufficient cereal innovations in 2010. Rather, we focused on renovating our existing cereal products. We invested in renovation to improve the nutritional profile of our products. Secondly, we experienced supply chain disruptions in our waffle business and had a second quarter recall of select packages of breakfast cereals in our U.S. business. As a result, we increased investment in our supply chain to mitigate potential risks. Next, we experienced weakness in our core cereal businesses due to the competitive environment which drove price deflation into the cereal category. In late 2010 we announced price increases driven by higher input costs on many products across our categories around the world.

Internal net sales for U.S. Morning Foods & Kashi declined 3% as a result of a 2% decline in volume and unfavorable pricing/mix. Cereal’s internal net sales declined by 6%. Our consumption was negatively impacted by the cereal recall that occurred in the second quarter of 2010. The brands involved in the recall were the cornerstone of our back-to-school promotions in the third quarter. Promotional pricing drove deflation into the category, but did not drive higher category volumes as would be expected. The U.S. cereal category responds well to innovation. While there were lower levels of innovation across the category in 2010, our innovations performed well. We were also impacted by less support from non-measured channels. Trade inventory levels at the end of 2009 were higher than normal. As a result, our 2010 sales were negatively impacted as retailers sold through their inventory, reducing their purchases from us. Snacks internal net sales increased by 5% primarily driven by Pop-Tarts®.

U.S. Snack’s internal net sales declined slightly as a result of a 2% decline in volume, partially offset by favorable pricing/mix. The slight decline was driven by weak performance in cookies and, to a lesser extent, crackers. We were able to maintain our cracker category share in measured channels despite increased competitive promotional activity. Consumption in the cookie category was down for the year. Our cookie performance was also impacted by the loss of shelf space in non-measured channels, which we were able to regain during the fourth quarter of 2010. This decline was partially offset by strong wholesome snack sales including our bar innovations such as FiberPlus® and Special K Fruit Crisps®.

Internal net sales in North America Other decreased by 3% as a result of a 5% decline in volume, partially offset by favorable pricing/mix. Our sales were negatively impacted during the year due to the waffle supply disruption that began late in 2009. During 2010, we returned to full capacity and introduced new innovations. While the business rebounded slower than expected during 2010 as it took longer to re-supply and reset retailer shelves, we reinstated brand building and the business responded positively. Our veggie business performed well, particularly Morningstar Farms® burgers and entrees.

Our International segments’ internal net sales were flat compared to the prior year as a result of a 1% improvement in pricing/mix which was offset by reduction in volume. Europe’s internal net sales declined 3% for the year which was primarily the result of volume decline. The cereal category (as measured by consumption) declined in our core European countries such as the U.K. Additionally, we saw price deflation in many food categories across Europe, especially in the U.K. Weakness in the Russia snack business due to transition from a non-branded business to a branded business drove lower volumes and contributed to Europe’s lower top line results. Latin America’s internal net sales growth was 5% resulting from 8% favorable pricing/mix, partially offset by volume decline. The growth in cereal masked the decline in snacks. Our decline in snacks was largely driven by Venezuela where we import some products from Mexico. The imports were impacted by exchange rate controls and it was no longer cost efficient to import goods. Internal net sales in Asia Pacific grew 2% as a result of a 4% increase in volume, partially offset by unfavorable pricing/mix. Asia Pacific’s growth was driven by strong performance across most of Asia, as well as South Africa. This was muted by a decline in Australia where the cereal category faced price deflation.

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

Internal operating profit in U.S. Morning Foods & Kashi decreased by 14%, U.S. Snacks grew by 9%, U.S. Specialty increased 26%, North America Other declined by 9%, Europe grew by 8%, Latin America declined by 2% and Asia Pacific declined by 30%. U.S. Morning Foods & Kashi’s decline was attributable to lower sales in cereal. Competitive activity drove lower cereal sales as did the second quarter cereal recall. These negative drivers were partially offset by higher sales in snacks primarily due to Pop-Tarts®, lower incentive compensation expense and decreased spending on cost reduction initiatives. U.S. Snacks’ increase was attributable to lower incentive compensation expense. U.S. Specialty increased due to lower incentive compensation costs and the favorable impact of cost reduction initiatives. Europe’s operating profit increased due to lower commodity costs and less spending on cost reduction initiatives. The decline in Latin America’s operating profit is primarily a result of higher commodity costs. Asia Pacific’s operating profit was negatively impacted by the impairment charges related to our business in China. Refer to Note 2 within Notes to Consolidated Financial Statements for further information. Corporate benefited from lower incentive compensation expense.

Margin performance

Margin performance was as follows:

				Change vs. prior year (pts.)
	2011	2010	2009	2011	2010
Gross margin (a)	41.3%	42.7%	42.9%	(1.4)	(.2)
SGA% (b)	(26.3)%	(26.6)%	(27.0)%	.3	.4
Operating margin	15.0%	16.1%	15.9%	(1.1)	.2

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

(b)	Selling, general, and administrative expense as a percentage of net sales.

As illustrated in the preceding table, our consolidated gross margin declined by 140 basis points in 2011 due to the expanded investments in our supply chain, and increased cost pressures for fuel, energy, and commodities, which were partially offset by savings from cost reduction initiatives. Our selling, general and administrative (SGA) expense as a percentage of net sales decreased by 30 basis points primarily due to a reduction in brand-building investment as a percent of net sales and decreased costs related to cost reduction initiatives, partially offset by increased incentive compensation expense.

Our consolidated gross margin declined by 20 basis points in 2010 due to the cereal recall, increased cost pressures for fuel, energy, commodities and employee benefits and supply chain investments, which were more than offset by savings from cost reduction initiatives and lower up-front costs recorded in cost of sales (COGS). Our SGA expense as a percentage of net sales decreased by 40 basis points primarily due to a reduction in incentive compensation expense and lower costs for cost reduction initiatives, which more than offset increased advertising investment and an impairment of goodwill.

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

Below is a reconciliation of reported EPS to currency neutral EPS for the fiscal years 2011, 2010 and 2009:

Consolidated results	2011	2010	2009
Diluted net earnings per share (EPS)	$3.38	$3.30	$3.16
Translational impact (a)	(0.08)	0.04	0.22
Currency neutral EPS	$3.30	$3.34	$3.38
Currency neutral EPS growth (b)	—%	6%	13%

(a)	Translation impact is the difference between reported EPS and the translation of current year net profits at prior year exchange rates, adjusted for gains (losses) on translational hedges, if applicable.

(b)	Calculated as a percentage of growth from the prior year’s reported EPS.

Interest expense

Annual interest expense for the 2009 to 2011 periods has trended downward. The decline in 2010 was due primarily to charges of approximately $35 million in 2009 for early redemption of long-term debt and lower interest rates on our long-term debt. Interest income (recorded in other income (expense), net) was (in millions), 2011-$11; 2010-$6; 2009-$4.

Income taxes

Our reported effective tax rates for 2011, 2010 and 2009 were 29.0%, 28.8% and 28.2% respectively. The impact of discrete adjustments and the cost of remitted and unremitted foreign earnings reduced our effective income tax rate by 3 percentage points for 2011. For 2010 and 2009 the impact was a reduction of 3 and 2 percentage points, respectively. Refer to Note 11 within Notes to Consolidated Financial Statements for further information. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory tax rates. Additionally, the rate could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

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

On February 15, 2012 we announced that we entered into an agreement to acquire Procter & Gamble’s Pringles® business for $2.695 billion which is expected to be funded by international cash and the issuance of approximately $2 billion of short and long term debt. The transaction is expected to close in the Summer of 2012, as such, we expect to have the Pringles® business included in our results for approximately six months. We plan to decrease our share repurchase program while we pay down debt, but we are likely to repurchase shares to the extent of stock option exercise to offset the dilution effect. We also expect to maintain a strong investment-grade rating and are committed to reducing debt levels to rebuild our financial flexibility.

The following table sets forth a summary of our cash flows:

(dollars in millions)	2011	2010	2009
Net cash provided by (used in):
Operating activities	$1,595	$1,008	$1,643
Investing activities	(587)	(465)	(370)
Financing activities	(957)	(439)	(1,182)
Effect of exchange rates on cash and cash equivalents	(35)	6	(12)
Net increase in cash and cash equivalents	$16	$110	$79

Operating activities

The principal source of our operating cash flows is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Our net cash provided by operating activities for 2011 amounted to $1,595 million, an increase of $587 million compared with 2010. The increase in net cash provided by operating activities was primarily attributable to lower pension and postretirement benefit plan contributions and lower payments for incentive compensation partially offset by a marginal increase in core working capital in 2011. Our net cash provided by operating activities for 2010 amounted to $1,008 million, a decrease of $635 million compared with 2009, reflecting higher pension and postretirement benefit plan contributions and increased payments for advertising and promotion in 2010.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 24 days for 2011, and 23 days for each of 2010 and 2009. Core working capital in 2011 averaged 6.9% of net sales, compared to 6.6% in 2010 and 6.5% in 2009. During 2011, core working capital was negatively impacted by higher days of inventory and higher days of trade receivables. Higher days of inventory was necessary to support our new product introductions and to maintain appropriate levels of service while investing in our supply chain infrastructure. Higher days of trade receivables resulted from strong sales at year-end due to our innovation launches and Special K® New Year’s resolution programs. During 2010, core working capital was negatively impacted by higher days of inventory needed to improve order fill levels, which was compounded by the impact of lower reported sales.

Our total pension and postretirement benefit plan funding amounted to $192 million, $643 million and $100 million, in 2011, 2010 and 2009, respectively. During the fourth quarter of 2010, we made incremental contributions to our pension and postretirement benefit plans amounting to $563 million ($467 million, net of tax).

The Pension Protection Act (PPA), and subsequent regulations, determines defined benefit plan minimum funding requirements in the United States. We believe that we will not be required to make any contributions under PPA requirements until 2014 or beyond. Our projections concerning timing of PPA funding requirements are subject to change primarily based on general market conditions affecting trust asset performance, future discount rates based on average yields of high quality corporate bonds and our decisions regarding certain elective provisions of the PPA.

We currently project that we will make total U.S. and foreign benefit plan contributions in 2012 of approximately $50 million. Actual 2012 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.

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

(dollars in millions)	2011	2010	2009
Net cash provided by operating activities	$1,595	$1,008	$1,643
Additions to properties	(594)	(474)	(377)
Cash flow	$1,001	$534	$1,266
year-over-year change	87.5%	(57.8)%

Year-over-year changes in cash flow (as defined) were driven by variations in both the amount of contributions to our pension and postretirement benefit plans and core working capital as well as changes in the level of capital expenditures during the three-year period.

Investing activities

Our net cash used in investing activities for 2011 amounted to $587 million, an increase of $122 million compared with 2010 due to a higher level of capital expenditures in 2011.

Capital spending in 2011 included investments in our supply chain infrastructure and to support capacity requirements in certain markets. In addition, we continued the investment in our information technology infrastructure related to the reimplementation and upgrade of our SAP platform. In 2010, we spent capital on our SAP platform and invested in our supply chain. In 2009, we invested in a new facility to manufacture ready-to-eat cereal in Mexico and completed the expansion of our global research center, one of the key incubators of innovation for our business, located in Battle Creek, Michigan.

Net cash used in investing activities of $465 million in 2010 increased by $95 million compared with 2009, reflecting capital projects for our reimplementation and upgrade of our SAP platform and investments in our supply chain.

Cash paid for additions to properties as a percentage of net sales has grown to 4.5% in 2011, from 3.8% in 2010, and 3.0% in 2009.

Financing activities

Our net cash used in financing activities for 2011, 2010 and 2009 amounted to $957 million, $439 million, and $1,182 million, respectively.

Total debt was $6.0 billion at year-end 2011 and $5.9 billion at year-end 2010.

In April 2011, we repaid $945 million ten-year 6.60% U.S. Dollar Notes at maturity with commercial paper.

In May 2011, we issued $400 million of seven-year 3.25% fixed rate U.S. Dollar Notes, using the proceeds of $397 million for general corporate purposes and repayment of commercial paper. During 2011, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted these Notes from a fixed rate to a floating rate obligation through maturity. The effective interest rate on these Notes, reflecting issuance discount and interest rate swaps was 2.31% in December 2011.

In November 2011, we issued $500 million of five-year 1.875% fixed rate U. S. Dollar Notes, using the proceeds of $498 million for general corporate purposes and repayment of commercial paper. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement was 1.98% in December 2011.

In December 2010, we issued $1.0 billion of ten-year 4.0% fixed rate U.S. Dollar Notes, using a portion of the $987 million net proceeds to make incremental pension and postretirement benefit plan contributions. The proceeds were also used to retire commercial paper. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement was 3.42% in December 2011.

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

In April 2010, our board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $2.5 billion during 2010 through 2012. This three year authorization replaced previous share buyback programs which had authorized stock repurchases of up to $1.1 billion for 2010 and $650 million for 2009.

Under these programs, we repurchased approximately 15 million, 21 million and 4 million shares of common stock for $793 million, $1.1 billion and $187 million during 2011, 2010 and 2009, respectively.

We paid quarterly dividends to shareholders totaling $1.67 per share in 2011, $1.56 per share in 2010 and $1.43 per share in 2009. Total cash paid for dividends increased by 3.4% in 2011 and 7.0% in 2010.

In March 2011, we entered into an unsecured Four-Year Credit Agreement to replace our existing unsecured Five-Year Credit Agreement which would have expired in November 2011. The Four-Year Credit Agreement allows us to borrow, on a revolving credit basis, up to $2.0 billion.

Our long-term debt agreements contain customary covenants that limit the Company and some of its subsidiaries from incurring certain liens or from entering into certain sale and lease-back transactions. Some agreements also contain change in control provisions. However, they do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in the Company’s credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our Four-Year Credit Agreement, which expires in March 2015. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it.

We plan to use a combination of commercial paper and future issuances of term debt to refinance our $750 million of debt maturing in the fourth quarter of 2012.

Capital and credit markets, including commercial paper markets, continued to experience instability and disruption as the U.S. and global economies underwent a period of extreme uncertainty. Throughout this period of uncertainty, we continued to have access to the U.S. and Canadian commercial paper markets. Our commercial paper and term debt credit ratings were not affected by the changes in the credit environment.

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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-balance sheet arrangements

As of December 31, 2011 and January 1, 2011 we did not have any material off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at December 31, 2011:

Contractual obligations	Payments due by period
(millions)	Total	2012	2013	2014	2015	2016	2017 and beyond
Long-term debt:
Principal	$5,763	$750	$752	$8	$1	$1,251	$3,001
Interest (a)	2,802	297	243	229	230	217	1,586
Capital leases (b)	5	1	1	1	1	—	1
Operating leases (c)	589	150	123	93	69	59	95
Purchase obligations (d)	999	832	73	44	35	15	—
Uncertain tax positions (e)	15	15	—	—	—	—	—
Other long-term obligations (f)	1,008	90	68	91	191	326	242
Total	$11,181	$2,135	$1,260	$466	$527	$1,868	$4,925

(a)	Includes interest payments on our long-term debt and payments on our interest rate swaps. Interest calculated on our variable rate debt was forecasted using the LIBOR forward rate curve as of December 31, 2011.

(b)	The total expected cash payments on our capital leases include interest expense totaling approximately $1 million over the periods presented above.

(c)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.

(d)	Purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2011, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(e)	As of December 31, 2011, our total liability for uncertain tax positions was $66 million, of which $15 million, is expected to be paid in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $51 million.

(f)	Other long-term obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2011 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2017 as follows: 2012-$50; 2013-$38; 2014-$76; 2015-$173; 2016-$294; 2017-$89.

CRITICAL ACCOUNTING ESTIMATES

Promotional expenditures

Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. On a full-year basis, these subsequent period adjustments generally represent less than 0.5% of our Company’s net sales. However, our Company’s total promotional expenditures (including amounts classified as a revenue reduction) represented approximately 40% of 2011 net sales; therefore, it is likely that our results would be materially different if different assumptions or conditions were to prevail.

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

At December 31, 2011, we have property, plant and equipment of $3.3 billion, net of accumulated depreciation, on our balance sheet. Included in this amount are approximately $68 million of idle assets. The largest individual idle asset is a facility outside the United States which we tested for impairment on a held and used basis. The estimated future undiscounted cash flows exceeded the net book value of the facility as of December 31, 2011. Management estimates the plant will be deployed within the next several years. Should management’s plan for deployment change, this could result in an impairment charge of up to $46 million based on the carrying value as of December 31, 2011.

Goodwill and other intangible assets

We perform an impairment evaluation of goodwill and intangible assets with indefinite useful lives at least annually during the fourth quarter of each year in conjunction with our annual budgeting process. During the fourth quarter of 2011 we changed our reporting structure which altered the composition of the reporting units within the U.S. Morning Foods and Kashi operating segment. The changes resulted in the reassignment of the assets and liabilities to the reporting units impacted. The goodwill was allocated to the reporting units impacted using the relative fair value approach.

Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. For the 2011 goodwill impairment test, the fair value of the reporting units was estimated based on market multiples. Our approach employs market multiples based on earnings before interest, taxes, depreciation and amortization (EBITDA), earnings for companies comparable to our reporting units and discounted cash flows. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units.

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

At December 31, 2011, goodwill and other intangible assets amounted to $5.1 billion, consisting primarily of goodwill and trademarks associated with the 2001 acquisition of Keebler Foods Company. Within this total, approximately $1.4 billion of non-goodwill intangible assets were classified as indefinite-lived, comprised principally of Keebler trademarks. We currently believe that the fair value of our goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to the cash flows of the Company. At December 31, 2011, the fair value of our U.S. Snacks reporting unit exceeded its book value by $2.1 billion. However, if we had used materially different assumptions, which we do not believe are reasonably possible, regarding the future performance of our business or a different weighted-average cost of capital in the valuation, this could have resulted in significant impairment losses. Additionally, we have $57 million of goodwill related to our 2008 acquisition of United Bakers in Russia. The percentage of excess fair value over carrying value of the Russian reporting unit was approximately 30% in both 2011 and 2010. If we used modestly different assumptions regarding sales multiples and EBITDA in the valuation, this could have resulted in an impairment loss. For example, if our projection of EBITDA margins had been lower by 200 basis points, this change in assumption may have resulted in impairment of some or all of the goodwill in the Russian reporting unit. Management will continue to monitor the situation closely.

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

To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 71% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return are generally not revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2011 of 8.9% equated to approximately the 62nd percentile expectation of our 2011 model. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 29% of our global benefit plan assets.

Based on consolidated benefit plan assets at December 31, 2011, a 100 basis point reduction in the assumed rate of return would increase 2012 benefits expense by approximately $49 million. Correspondingly, a 100 basis point shortfall between the assumed and actual rate of return on plan assets for 2012 would result in a similar amount of arising experience loss. Any arising asset-related experience gain or loss is recognized in the calculated value of plan assets over a five-year period. Once recognized, experience gains and losses are amortized using a declining-balance method over the average remaining service period of active plan participants, which for U.S. plans is presently about 12 years. Under this recognition method, a 100 basis point shortfall in actual versus assumed performance of all of our plan assets in 2012 would reduce pre-tax earnings by approximately $1.8 million in 2013, increasing to approximately $9.0 million in 2017. For each of the three fiscal years, our actual return on plan assets exceeded (was less than) the recognized assumed return by the following amounts (in millions): 2011-$(478); 2010–$208; 2009–$507.

To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components in our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 5.0%, our initial trend rate for 2012 of 6.1% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 0.5% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at December 31, 2011, a 100 basis point increase in the assumed health care cost trend rates would increase 2012 benefits expense by approximately $17 million. A 100 basis point excess of 2012 actual health care claims cost over that calculated from the assumed trend rate would result in an arising experience loss of approximately $8 million. Any arising health care claims cost-related experience gain or loss is recognized in the calculated amount of claims experience over a four-year period. Once recognized, experience gains and losses are amortized using a straight-line method over 15 years. The net experience gain arising from recognition of 2011 claims experience and adoption of an Employer Group Waiver Plan (EGWP) design for prescription drug costs was approximately $161 million.

To conduct our annual review of discount rates, we selected the discount rate based on a cash-flow matching analysis using Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments constituting the projected benefit obligation for the plans. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. A similar methodology is applied in Canada and Europe, except the smaller bond markets imply that yields between the 10th and 90th percentiles are preferable. The measurement dates for our defined benefit plans are consistent with our fiscal year end. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices during December of each year.

Based on consolidated obligations at December 31, 2011, a 25 basis point decline in the weighted-average discount rate used for benefit plan measurement purposes would increase 2012 benefits expense by approximately $16 million. All obligation-related experience gains and losses are amortized using a straight-line method over the average remaining service period of active plan participants.

Despite the previously-described rigorous policies for selecting major actuarial assumptions, we periodically experience material differences between assumed and actual experience. As of December 31, 2011, we had consolidated unamortized prior service cost and net experience losses of approximately $2.3 billion, compared to approximately $1.7 billion at January 1, 2011. Of the total unamortized amounts at December 31, 2011, approximately $1.9 billion was related to asset losses that occurred during 2008 and 2011, offset by $0.7 billion in asset gains during 2009 and 2010, with the remainder largely related to discount rate reductions and health care claims experience. For 2012, we currently expect total amortization of prior service cost and net experience losses to be approximately $34 million higher than the actual 2011 amount of approximately $142 million. Total employee benefit expense for 2012 is expected to be higher than 2011 due to lower discount rates, phase in of the 2008 and 2011 investment losses, offset by better than expected 2009 and 2010 investment performance.

During 2011 we made contributions in the amount of $180 million to Kellogg’s global tax-qualified pension programs. This amount was mostly discretionary. Additionally we contributed $12 million to our retiree medical programs.

Assuming actual future experience is consistent with our current assumptions, annual amortization of accumulated prior service cost and net experience losses during each of the next several years would increase versus the 2011 amount.

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

We recognize tax benefits associated with uncertain tax positions when, in our judgment, it is more likely than not that the positions will be sustained upon examination by a taxing authority. For tax positions that meet the more likely than not recognition threshold, we initially and subsequently measure the tax benefits as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, new or emerging legislation and tax planning. The tax position will be derecognized when it is no longer more likely than not of being sustained. Significant adjustments to our liability for unrecognized tax benefits impacting our effective tax rate are separately presented in the rate reconciliation table of Note 11 within Notes to Consolidated Financial Statements.

ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS

Presentation of Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard requiring most entities to present items of net income and other comprehensive income either in one continuous statement—referred to as the statement of comprehensive income—or in two separate, but consecutive, statements of net income and other comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new standard included a requirement to present reclassification adjustments out of accumulated other comprehensive income by component on the face of the financial statements. In December, 2011, the reclassification requirement within the new standard was indefinitely deferred. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted. We will adopt the new standard at the beginning of our 2012 fiscal year.

Goodwill impairment testing

In September 2011, the FASB issued an updated accounting standard allowing entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the updated standard an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The updated standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. We will adopt the updated standard in connection with our annual goodwill impairment evaluation in the fourth quarter of 2012.

FUTURE OUTLOOK

On February 15, 2012 we announced that we entered into an agreement to acquire Procter & Gamble’s Pringles® business for $2.695 million which is expected to be funded by international cash and the issuance of approximately $2 billion of short and long term debt. The transaction is expected to close in the Summer of 2012, as such we expect having Pringle’s included in our results for approximately six months.

We anticipate in 2012 we will continue to set the foundation for future growth as a result of price realization and mix improvement driven by innovation and supported by increased investment in brand building. Earnings per share on a currency-neutral basis is expected to grow by 2 to 4 percent, prior to the impact of the Pringles® acquisition which is expected to be dilutive to 2012 earnings per share by $0.11 to 0.16 including one-time costs and changes to the share repurchase program.

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

Foreign exchange risk

Our Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany transactions, and when applicable, nonfunctional currency denominated third-party debt. Our Company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, our Company is exposed to volatility in the translation of foreign currency denominated earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the euro, British pound, Australian dollar, Canadian dollar, and Mexican peso, and in the case of inter-subsidiary transactions, the British pound versus the euro. We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements may be established in conjunction with the term of underlying debt issuances.

The total notional amount of foreign currency derivative instruments at year-end 2011 was $1,265 million, representing a settlement obligation of $7 million. The total notional amount of foreign currency derivative instruments at year-end 2010 was $1,075 million, representing a settlement obligation of $20 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities, and mature within 18 months. Assuming an unfavorable 10% change in year-end exchange rates, the settlement obligation would have increased by approximately $127 million at year-end 2011 and $108 million at year-end 2010. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of the end of our 2009 fiscal year, we used the parallel rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollars. In May 2010, the Venezuelan government effectively eliminated the parallel market. In June 2010, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME). Accordingly, we began using the SITME rate as of January 1, 2011 to translate our Venezuelan subsidiary’s financial statements to U.S. dollars. During 2010, we recorded a $3 million foreign exchange gain in other income (expense), net, associated with the translation of our subsidiary’s financials into U.S. dollars, with no impact during 2011. On a consolidated basis, Venezuela represents less than 2% of our business; therefore, any ongoing impact is expected to be immaterial.

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

During 2011 and 2009, we entered into interest rate swaps in connection with certain U.S. Dollar Notes. Refer to disclosures contained in Note 6 within Notes to Consolidated Financial Statements. The total notional amount of interest rate swaps at year-end 2011 was $600 million, representing a settlement receivable of $23 million. The total notional amount of interest rate swaps at year-end 2010 was $1.9 billion, representing a settlement receivable of $74 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $18 million at year-end 2011 and $21 million at year-end 2010.

Price risk

Our Company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, soybean oil, sugar, cocoa, cartonboard, natural gas, and diesel fuel. We have historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. During 2006, we entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in our manufacturing processes. The notional amount of the swaps totaled $104 million as of December 31, 2011 and equates to approximately 50% of our North America manufacturing needs over the remaining hedge period. At year-end January 1, 2011 the notional amount was $125 million.

The total notional amount of commodity derivative instruments at year-end 2011, including the North America natural gas swaps, was $175 million, representing a settlement obligation of approximately $48 million. The total notional amount of commodity derivative instruments at year-end 2010, including the natural gas swaps, was $379 million, representing a settlement obligation of approximately $16 million. Assuming a 10% decrease in year-end commodity prices, the settlement obligation would have increased by approximately $12 million at year-end 2011, and $36 million at year-end 2010, generally offset by a reduction in the cost of the underlying commodity purchases.

In some instances the Company has reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a net liability position to the Company or our counterparties exceeds a certain amount. As of December 31, 2011, we had posted collateral of $2 million in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet. There was no collateral balance requirement at January 1, 2011.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)	2011	2010	2009
Net sales	$13,198	$12,397	$12,575
Cost of goods sold	7,750	7,108	7,184
Selling, general and administrative expense	3,472	3,299	3,390
Operating profit	$1,976	$1,990	$2,001
Interest expense	233	248	295
Other income (expense), net	(11)	—	(22)
Income before income taxes	1,732	1,742	1,684
Income taxes	503	502	476
Net income	$1,229	$1,240	$1,208
Net loss attributable to noncontrolling interests	(2)	(7)	(4)
Net income attributable to Kellogg Company	$1,231	$1,247	$1,212
Per share amounts:
Basic	$3.40	$3.32	$3.17
Diluted	$3.38	$3.30	$3.16

Dividends per share	$1.670	$1.560	$1.430

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except share data)	2011	2010
Current assets
Cash and cash equivalents	$460	$444
Accounts receivable, net	1,188	1,190
Inventories	1,132	1,056
Other current assets	247	225
Total current assets	3,027	2,915
Property, net	3,281	3,128
Goodwill	3,623	3,628
Other intangibles, net	1,454	1,456
Other assets	516	720
Total assets	$11,901	$11,847
Current liabilities
Current maturities of long-term debt	$761	$952
Notes payable	234	44
Accounts payable	1,189	1,149
Other current liabilities	1,129	1,039
Total current liabilities	3,313	3,184
Long-term debt	5,037	4,908
Deferred income taxes	637	697
Pension liability	560	265
Other liabilities	592	639

Commitments and contingencies

Equity
Common stock, $.25 par value, 1,000,000,000 shares authorized Issued: 419,484,087 shares in 2011 and 419,272,027 shares in 2010	105	105
Capital in excess of par value	522	495
Retained earnings	6,721	6,122
Treasury stock, at cost 62,182,500 shares in 2011 and 53,667,635 shares in 2010	(3,130)	(2,650)
Accumulated other comprehensive income (loss)	(2,458)	(1,914)
Total Kellogg Company equity	1,760	2,158
Noncontrolling interests	2	(4)
Total equity	1,762	2,154
Total liabilities and equity	$11,901	$11,847

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
	shares	amount			shares	amount
Balance, January 3, 2009	419	$105	$438	$4,836	37	$(1,790)	$(2,141)	$1,448	$7	$1,455	$(168)

Common stock repurchases					4	(187)		(187)		(187)

Net income (loss)				1,212				1,212	(4)	1,208	1,208

Dividends				(546)				(546)		(546)

Other comprehensive income							175	175		175	175

Stock compensation			37					37		37

Stock options exercised and other			(3)	(21)	(3)	157		133		133
Balance, January 2, 2010	419	$105	$472	$5,481	38	$(1,820)	$(1,966)	$2,272	$3	$2,275	$1,383

Common stock repurchases					21	(1,057)		(1,057)		(1,057)

Net income (loss)				1,247				1,247	(7)	1,240	1,240

Dividends				(584)				(584)		(584)

Other comprehensive income							52	52		52	52

Stock compensation			19					19		19

Stock options exercised and other			4	(22)	(5)	227		209		209
Balance, January 1, 2011	419	$105	$495	$6,122	54	$(2,650)	$(1,914)	$2,158	$(4)	$2,154	$1,292

Common stock repurchases					15	(793)		(793)		(793)

Acquisition of noncontrolling interest			(8)					(8)	8	—

Net income (loss)				1,231				1,231	(2)	1,229	1,229

Dividends				(604)				(604)		(604)

Other comprehensive loss							(544)	(544)		(544)	(544)

Stock compensation			26					26		26

Stock options exercised and other			9	(28)	(7)	313		294		294
Balance, December 31, 2011	419	$105	$522	$6,721	62	$(3,130)	$(2,458)	$1,760	$2	$1,762	$685

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)	2011	2010	2009
Operating activities
Net income	$1,229	$1,240	$1,208
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	369	392	384
Deferred income taxes	84	266	(40)
Other	(22)	97	13
Postretirement benefit plan contributions	(192)	(643)	(100)
Changes in operating assets and liabilities:
Trade receivables	(100)	59	(75)
Inventories	(76)	(146)	(13)
Accounts payable	40	72	(59)
Accrued income taxes	132	(192)	112
Accrued interest expense	(7)	9	(5)
Accrued and prepaid advertising, promotion and trade allowances	4	(12)	91
Accrued salaries and wages	89	(169)	42
All other current assets and liabilities	45	35	85
Net cash provided by operating activities	$1,595	$1,008	$1,643
Investing activities
Additions to properties	$(594)	$(474)	$(377)
Other	7	9	7
Net cash used in investing activities	$(587)	$(465)	$(370)
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	$189	$(1)	$(1,284)
Issuances of notes payable, with maturities greater than 90 days	—	—	10
Reductions of notes payable, with maturities greater than 90 days	—	—	(70)
Issuances of long-term debt	895	987	1,241
Reductions of long-term debt	(945)	(1)	(482)
Net issuances of common stock	291	204	131
Common stock repurchases	(798)	(1,052)	(187)
Cash dividends	(604)	(584)	(546)
Other	15	8	5
Net cash used in financing activities	$(957)	$(439)	$(1,182)
Effect of exchange rate changes on cash and cash equivalents	(35)	6	(12)
Increase in cash and cash equivalents	$16	$110	$79
Cash and cash equivalents at beginning of period	444	334	255
Cash and cash equivalents at end of period	$460	$444	$334

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1

ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of Kellogg Company and its majority-owned subsidiaries (Kellogg or the Company). Intercompany balances and transactions are eliminated.

The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2011, 2010 and 2009 fiscal years each contained 52 weeks and ended on December 31, 2011, January 1, 2011 and January 2, 2010, respectively. The next fiscal year which will contain a 53rd week for the Company will be 2014, ending on January 3, 2015.

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

Property

The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 5-20; office equipment 4-5; computer equipment and capitalized software 3-7; building components 15-25; building structures 50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. As of year-end 2011 and 2010, the carrying value of assets held for sale was insignificant.

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

Derivative Instruments

The fair value of derivative instruments is recorded in other current assets, other assets, other current liabilities or other liabilities. Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in the Consolidated Statement of Income in other income (expense), net. In the Consolidated Statement of Cash Flows, settlements of cash flow and fair value hedges are classified as an operating activity; settlements of all other derivative instruments, including instruments for which hedge accounting has been discontinued, are classified consistent with the nature of the instrument.

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

New accounting standards

Multiemployer pension and postretirement benefit plans.  In September 2011, the Financial Accounting Standards Board (FASB) amended the Accounting Standards Codification (ASC) to provide more information about an employer’s financial obligations to multiemployer pension and post retirement benefit plans. Previously, employers were only required to disclose their total contributions to all multiemployer plans in which they participate and certain year-to-year changes in circumstances. The enhanced disclosures required under the revised guidance provide additional information regarding the overall financial health of the plan and the level of the employer’s participation in the plan. The revised guidance is effective for fiscal year end 2011. Refer to Note 10 for disclosures regarding multiemployer plans in which the Company participates.

NOTE 2

GOODWILL AND OTHER INTANGIBLE ASSETS

For the periods presented, the Company’s intangible assets consisted of the following:

Intangible assets subject to amortization
	Gross carrying amount		Accumulated amortization
(millions)	2011	2010	2011	2010
Trademarks	$19	$19	$17	$16
Other	41	41	32	31
Total	$60	$60	$49	$47

	2011	2010
Amortization expense (a)	$2	$2

(a)	The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $2 million per year.

Intangible assets not subject to amortization
	Total carrying amount
(millions)	2011	2010
Trademarks	$1,443	$1,443

Changes in the carrying amount of goodwill
(millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consoli- dated
January 2, 2010	$80	$3,257	$—	$202	$62	$—	$42	$—	$3,643
Impairment charge	—	—	—	—	—	—	(20)	—	(20)
Currency translation adjustment	—	—	—	—	—	—	5	—	5
January 1, 2011	$80	$3,257	$—	$202	$62	$—	$27	$—	$3,628
Currency translation adjustment	—	—	—	—	(5)	—	—	—	(5)
December 31, 2011	$80	$3,257	$—	$202	$57	$—	$27	$—	$3,623

Impairment charges

In 2008, the Company acquired a majority interest in the business of Zhenghang Food Company Ltd. (Navigable Foods), a manufacturer of cookies and crackers in the northern and northeastern regions of China. The Company also obtained the option to purchase the noncontrolling interest of Navigable Foods beginning June 30, 2011 and the noncontrolling interest holder obtained the option to cause the Company to purchase its remaining interest. The options, which had similar terms, included an exercise price that approximated fair value on the date of exercise. During 2011, the Company exercised its option and acquired the noncontrolling interest for no consideration. A portion of the original purchase price aggregating $5 million is payable in 2012 and is recorded on the Company’s Consolidated Balance Sheet in other current liabilities.

In 2010, the Company recorded impairment charges totaling $29 million in connection with Navigable Foods, which included $20 million of goodwill. The China business generated operating losses since the acquisition and that trend was expected to continue. As a result, management determined in 2010 the current business has not proven to be the right vehicle for entry into the Chinese marketplace and began exploring various strategic alternatives to reduce operating losses in the future. The impairment charge was recorded in SGA expense in the Asia Pacific operating segment.

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

Subsequent to December 31, 2011, the Company sold the net assets of Navigable Foods for proceeds of $11 million which approximated carrying value.

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

Summary of activities

During 2011, the Company recorded $24 million of costs associated with exit or disposal activities. $7 million represented severance, $12 million was for pension costs, $2 million for other cash costs including relocation of assets and employees and $3 million for asset write-offs. $10 million of the charges were recorded in cost of goods sold (COGS) in the European reportable segment. $14 million of the charges were recorded in selling, general and administrative (SGA) expense in the following reportable segments (in millions): U.S. Snacks—$13; and Europe—$1.

The Company recorded $19 million of costs in 2010 associated with exit or disposal activities. $6 million represented severance, $7 million for other cash costs including relocation of assets and employees, $5 million was for pension costs and $1 million for asset write offs. $4 million of the charges were recorded in COGS in the European reportable segment. $15 million of the charges were recorded in SGA expense in the following reportable segments (in millions): U.S. Morning Foods and Kashi—$2; U.S. Snacks—$8; North America Other—$1; Europe—$2; and Asia Pacific—$2.

For 2009, the Company recorded charges of $65 million associated with exit or disposal activities. $42 million represented severance, $3 million was for pension costs, $6 million for asset write offs, and $14 million for other cash costs including relocation of assets and employees. $40 million of the charges were recorded in COGS in the following reportable segments (in millions): U.S. Morning Foods and Kashi—$4; U.S. Snacks—$9; North America Other—$1; Europe—$16; Latin America—$9; and Asia Pacific—$1. $25 million of the charges were recorded in SGA expense in the following reportable segments (in millions): U.S. Morning Foods and Kashi—$4; U.S. Snacks—$3; U.S. Specialty—$2; North America Other—$1; Europe—$13; Latin America—$1; and Asia Pacific—$1.

At December 31, 2011, exit cost reserves were $1 million, related to severance payments which will be made in 2012. Exit cost reserves at January 1, 2011 were $5 million related to severance payments.

Cost summary

During 2011, the Company incurred costs related to two ongoing programs which will result in COGS and SGA expense savings. The COGS program seeks to optimize the Company’s global manufacturing network, reduce waste, and develop best practices on a global basis. The SGA programs focus on improvements in the efficiency and effectiveness of various global support functions. The Company commenced the COGS and the various SGA programs in 2009.

The following table presents the total program costs incurred for these programs through December 31, 2011.

(millions)	Employee severance	Other cash costs (a)	Asset write-offs	Retirement benefits (b)	Total
For the year ended, January 2, 2010	$32	$14	$—	$3	$49
For the year ended, January 1, 2011	6	7	1	5	19
For the year ended, December 31, 2011	7	2	3	12	24
Total program costs	$45	$23	$4	$20	$92

(a)	Includes cash costs for equipment removal and relocation.

(b)	Pension plan curtailment losses and special termination benefits.

The above costs impacted the reportable segments, as follows (in millions): U.S. Morning Foods and Kashi—$10; U.S. Snacks—$33; U.S. Specialty—$2; North America Other—$3; Europe—$39; Asia Pacific—$4; and Latin America—$1. The cost and cash outlay in 2012 for these programs is estimated to be an additional $7 million.

The following table presents a reconciliation of the severance reserve for these programs.

(millions)	Beginning of period	Accruals	Payments	End of period
For the year ended, January 2, 2010	$—	$32	$(14)	$18
For the year ended, January 1, 2011	$18	6	(19)	$5
For the year ended, December 31, 2011	$5	7	(11)	$1
Total project to date		$45	$(44)

Prior year activities

During 2009, in addition to the COGS and SGA programs above, the Company incurred costs related to a European manufacturing optimization program in Bremen, Germany and a supply chain network rationalization program in Latin America.

The Company incurred $7 million of costs representing cash payments for severance, related to a manufacturing optimization program in Bremen, Germany. The program resulted in cash savings through the elimination of employee positions and was recorded within COGS in the European reportable segment. The program was substantially complete in 2009. Severance reserves were $7 million as of January 2, 2010 and were paid during 2010.

The Company incurred $9 million of costs related to a supply chain rationalization in Latin America which resulted in the closing of a plant in Guatemala. The charges represent $3 million of cash payments for severance and other cash costs associated with the elimination of employee positions and $6 million for asset removal and relocation costs as well as non-cash asset write offs. Efficiencies gained in other plants in the Latin America network allow the Company to service the Guatemala market from those plants. The costs were recorded in COGS in the Latin America reportable segment and there were no severance reserves as of January 2, 2010.

NOTE 4

EQUITY

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2011
Basic	$1,231	362	$3.40
Dilutive potential common shares		2	(0.02)
Diluted	$1,231	364	$3.38
2010
Basic	$1,247	376	$3.32
Dilutive potential common shares		2	(0.02)
Diluted	$1,247	378	$3.30
2009
Basic	$1,212	382	$3.17
Dilutive potential common shares		2	(0.01)
Diluted	$1,212	384	$3.16

The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (in millions): 2011-4.2; 2010-4.9; 2009-12.2.

Stock transactions

The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 7. The number of shares issued during the periods presented was (in millions): 2011–7; 2010–5; 2009–3. The Company issued shares totaling less than one million in each of the years presented under Kellogg DirectTM , a direct stock purchase and dividend reinvestment plan for U.S. shareholders.

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. During 2011, the Company repurchased 15 million shares of common stock for a total of $793 million. During 2010, the Company repurchased 21 million shares of common stock for a total of $1,057 million, of which $1,052 was paid during the year and $5 million was payable at January 1, 2011. During 2009, the Company repurchased 4 million shares of common stock at a total cost of $187 million.

Comprehensive income

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all years presented consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience losses and prior service cost related to employee benefit plans. In 2011, other comprehensive income also includes fair value adjustments associated with net investment hedges of foreign subsidiaries.

During 2011, the Company’s postretirement and postemployment plans incurred net experience losses totaling $492 million, net of tax, due primarily to losses on plan assets and discount rate reductions. During 2010, the Company amended its U.S. postretirement healthcare benefit plan, which resulted in a $17 million decrease of a deferred tax asset and is included in tax expense with prior service credit (cost) arising during the period.

(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
2011
Net income			$1,229
Other comprehensive loss:
Foreign currency translation adjustments	$(105)	$(2)	(107)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(51)	18	(33)
Reclassification to net earnings	(2)	1	(1)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(728)	236	(492)
Prior service credit (cost)	(3)	1	(2)
Reclassification to net earnings:
Net experience loss	131	(47)	84
Prior service cost	11	(4)	7
	$(747)	$203	(544)
Total comprehensive income			$685
2010
Net income			$1,240
Other comprehensive income:
Foreign currency translation adjustments	$(18)	$—	(18)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	51	(21)	30
Reclassification to net earnings	34	(9)	25
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(71)	30	(41)
Prior service credit (cost)	(8)	(13)	(21)
Reclassification to net earnings:
Net experience loss	102	(32)	70
Prior service cost	11	(4)	7
	$101	$(49)	52
Total comprehensive income			$1,292
2009
Net income			$1,208
Other comprehensive income:
Foreign currency translation adjustments	$65	$—	65
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(6)	3	(3)
Reclassification to net earnings	(3)	—	(3)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	161	(72)	89
Prior service credit (cost)	(33)	11	(22)
Reclassification to net earnings:
Net experience loss	63	(21)	42
Prior service cost	11	(4)	7
	$258	$(83)	175
Total comprehensive income			$1,383

Accumulated other comprehensive income (loss) as of December 31, 2011 and January 1, 2011 consisted of the following:

(millions)	December 31, 2011	January 1, 2011
Foreign currency translation adjustments	$(896)	$(789)
Cash flow hedges — unrealized net gain (loss)	(9)	25
Postretirement and postemployment benefits:
Net experience loss	(1,483)	(1,075)
Prior service cost	(70)	(75)
Total accumulated other comprehensive income (loss)	$(2,458)	$(1,914)

NOTE 5

LEASES AND OTHER COMMITMENTS

The Company’s leases are generally for equipment and warehouse space. Rent expense on all operating leases was (in millions): 2011-$166; 2010-$154; 2009-$150. The Company did not enter into any material capital lease agreements during 2009, 2010 or 2011.

At December 31, 2011, future minimum annual lease commitments under non-cancelable operating and capital leases were as follows:

(millions)	Operating leases	Capital leases
2012	$150	$1
2013	123	1
2014	93	1
2015	69	1
2016	59	—
2017 and beyond	95	1
Total minimum payments	$589	$5
Amount representing interest		(1)
Obligations under capital leases		4
Obligations due within one year		(1)
Long-term obligations under capital leases		$3

The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At December 31, 2011, the Company had not recorded any liability related to these indemnifications.

NOTE 6

DEBT

The following table presents the components of notes payable at year end December 31, 2011 and January 1, 2011:

(millions)	2011		2010
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$216	0.24%	$—	—%
Bank borrowings	18		44
Total	$234		$44

Long-term debt at year end consisted primarily of issuances of U.S. Dollar Notes, as follows:

(millions)	2011	2010
(a) 7.45% U.S. Dollar Debentures due 2031	$1,090	$1,090
(b) 4.0% U.S. Dollar Notes due 2020	992	991
(c) 4.25% U.S. Dollar Notes due 2013	772	800
(d) 4.45% U.S. Dollar Notes due 2016	763	748
(e) 5.125% U.S. Dollar Notes due 2012	760	768
(f) 1.875% U.S. Dollar Notes due 2016	499	—
(g) 4.15% U.S. Dollar Notes due 2019	499	498
(h) 3.25% U.S. Dollar Notes due 2018	409	—
(a) 6.6% U.S. Dollar Notes due 2011	—	951
Other	14	14
	5,798	5,860
Less current maturities	(761)	(952)
Balance at year end	$5,037	$4,908

(a)	In March 2001, the Company issued $4.6 billion of long-term debt instruments, primarily to finance the acquisition of Keebler Foods Company. The preceding table reflects the remaining principal amounts outstanding as of year-end 2011 and 2010. The debt securities contain standard events of default and covenants. The Notes due 2011 and the Debentures due 2031 could be redeemed in whole or in part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date). The effective interest rate on the Debentures due 2031, reflecting issuance discount and hedge settlement, was 7.62%. In May 2009, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted a portion of the Notes due 2011 from a fixed rate to a floating rate obligation for the remainder of the ten-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The Company redeemed $72 million of the Notes due 2011 in December 2007, an additional $482 million in December 2009, and the remainder in April 2011. The Company incurred $35 million of interest expense and $3 million of accelerated losses on interest rate swaps previously recorded in accumulated other comprehensive income in connection with the 2009 redemption.

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

(c)	On March 6, 2008, the Company issued $750 million of five-year 4.25% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to retire a portion of its U.S. commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 1.733% at December 31, 2011. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In conjunction with this debt issuance, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2011, the Company transferred a portion of the interest rate swaps to another counterparty and subsequently terminated all the interest rate swaps. The resulting unamortized gain of $22 million at December 31, 2011 will be amortized to interest expense over the remaining term of the Notes.

(d)	On May 18, 2009, the Company issued $750 million of seven-year 4.45% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its commercial paper. The effective interest rate as of December 31, 2011 on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 3.89%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In February 2011, the Company entered into interest rate swaps with notional amounts totaling $200 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation for the remainder of the seven-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $14 million, and was recorded as an increase in the hedged debt balance at December 31, 2011.

(e)	In December 2007, the Company issued $750 million of five-year 5.125% fixed rate U.S. Dollar Notes, using the proceeds from these Notes to replace a portion of its U.S. commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 3.632% at December 31, 2011. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In May 2009, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In August 2011, the Company terminated the interest rate swaps. The unamortized gain of $10 million at December 31, 2011 will be amortized to interest expense over the remaining term of the Notes.

(f)	On November 14, 2011, the Company issued $500 million of five-year 1.875% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes including repayment of a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement, was 1.98%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(g)	On November 15, 2009, the Company issued $500 million of ten-year 4.15% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its 6.6% U.S. Dollar Notes due 2011. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement, was 4.23%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(h)	On May 16, 2011, the Company issued $400 million of seven-year 3.25% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes including repayment of a portion of its commercial paper. The effective interest rate as of December 31, 2011 on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 2.31%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In October 2011, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted these Notes from a fixed rate to a floating rate obligation for the remainder of the seven-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $10 million, and was recorded as an increase in the hedged debt balance at December 31, 2011.

In February 2007, the Company and two of its subsidiaries (the Issuers) established a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. As of December 31, 2011 and January 1, 2011, no notes were outstanding under this program.

At December 31, 2011, the Company had $2.2 billion of short-term lines of credit, virtually all of which were unused and available for borrowing on an unsecured basis. These lines were comprised principally of an unsecured Four-Year Credit Agreement, which the Company entered into in March 2011 and expires in 2015, replacing the Company’s unsecured Five-Year

Credit Agreement, which would have expired in November 2011. The Four-Year Credit Agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, to obtain letters of credit in an aggregate amount up to $75 million, U.S. swingline loans in an aggregate amount up to $200 million and European swingline loans in an aggregate amount up to $400 million and to provide a procedure for lenders to bid on short-term debt of the Company. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens, sale and leaseback transactions, and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest.

Scheduled principal repayments on long-term debt are (in millions): 2012–$750; 2013–$752; 2014–$8; 2015–$1; 2016–$1,251; 2017 and beyond–$3,001.

Interest paid was (in millions): 2011–$249; 2010–$244; 2009–$302. Interest expense capitalized as part of the construction cost of fixed assets was (in millions): 2011–$5; 2010–$2; 2009–$3.

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

The 2009 Long-Term Incentive Plan (2009 Plan), approved by shareholders in 2009, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2009 Plan, which replaced the 2003 Long-Term Incentive Plan (2003 Plan), authorizes the issuance of a total of (a) 27 million shares; plus (b) the total number of shares as to which awards granted under the 2009 Plan or the 2003 or 2001 Incentive Plans expire or are forfeited, terminated or settled in cash. No more than 5 million shares can be issued in satisfaction of performance units, performance-based restricted shares and other awards (excluding stock options and stock appreciation rights). There are additional annual limitations on awards or payments to individual participants. Options granted under the 2009 Plan generally vest over three years. At December 31, 2011, there were 16 million remaining authorized, but unissued, shares under the 2009 Plan.

The Non-Employee Director Stock Plan (2009 Director Plan) was approved by shareholders in 2009 and allows each eligible non-employee director to receive shares of the Company’s common stock annually. The number of shares granted pursuant to each annual award will be determined by the Nominating and Governance Committee of the Board of Directors. The 2009 Director Plan, which replaced the 2000 Non-Employee Director Stock Plan (2000 Director Plan), reserves 500,000 shares for issuance, plus the total number of shares as to which awards granted under the 2009 Director Plan or the 2000 Director Plans expire or are forfeited, terminated or settled in cash. Under both the 2009 and 2000 Director Plans, shares (other than stock options) are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the Grantor Trust). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board. Under the 2009 Director Plan, awards were as follows (number of shares): 2011-24,850; 2010-26,000; 2009-32,510.

The 2002 Employee Stock Purchase Plan was approved by shareholders in 2002 and permits eligible employees to purchase Company stock at a discounted price. This plan allows for a maximum of 2.5 million shares of Company stock to be issued at a purchase price equal to 95% of the fair market value of the stock on the last day of the quarterly purchase period. Total purchases through this plan for any employee are limited to a fair market value of $25,000 during any calendar year. At December 31, 2011, there were approximately 0.7 million remaining authorized, but unissued, shares under this plan. Shares were purchased by employees under this plan as follows (approximate number of shares): 2011–110,000; 2010–123,000; 2009–159,000. Options granted to employees to purchase discounted stock under this plan are included in the option activity tables within this note.

Additionally, during 2002, an international subsidiary of the Company established a stock purchase plan for its employees. Subject to limitations, employee contributions to this plan are matched 1:1 by the Company. Under this plan, shares were granted by the Company to match an equal number of shares purchased by employees as follows (approximate number of shares): 2011–68,000; 2010–66,000; 2009–74,000.

Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2011	2010	2009
Pre-tax compensation expense	$37	$29	$48
Related income tax benefit	$13	$10	$17

As of December 31, 2011, total stock-based compensation cost related to non-vested awards not yet recognized was $42 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax benefits realized upon exercise or vesting of stock-based awards generally represent the tax benefit of the difference between the exercise price and the strike price of the option.

Cash used by the Company to settle equity instruments granted under stock-based awards was insignificant.

(millions)	2011	2010	2009
Total cash received from option exercises and similar instruments	$291	$204	$131
Tax benefits realized upon exercise or vesting of stock-based awards:
Windfall benefits classified as financing cash flow	11	8	4
Other amounts classified as operating cash flow	25	20	12
Total	$36	$28	$16

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

Stock options

During the periods presented, non-qualified stock options were granted to eligible employees under the 2009 Plan with exercise prices equal to the fair market value of the Company’s stock on the grant date, a contractual term of ten years, and a three-year graded vesting period.

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

Stock option valuation model assumptions for grants within the year ended:	2011	2010	2009
Weighted-average expected volatility	17.00%	20.00%	24.00%
Weighted-average expected term (years)	6.99	4.94	5.00
Weighted-average risk-free interest rate	3.06%	2.54%	2.10%
Dividend yield	3.10%	2.80%	3.40%
Weighted-average fair value of options granted	$7.59	$7.90	$6.33

A summary of option activity for the year ended December 31, 2011 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of year	26	$47
Granted	5	53
Exercised	(6)	45
Forfeitures and expirations	(1)	52
Outstanding, end of year	24	$48	6.2	$80
Exercisable, end of year	16	$47	5.0	$69

Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data)	2010	2009
Outstanding, beginning of year	26	26
Granted	4	4
Exercised	(4)	(3)
Forfeitures and expirations	—	(1)
Outstanding, end of year	26	26
Exercisable, end of year	20	22
Weighted-average exercise price:
Outstanding, beginning of year	$45	$45
Granted	53	40
Exercised	43	41
Forfeitures and expirations	—	48
Outstanding, end of year	$47	$45
Exercisable, end of year	$46	$45

The total intrinsic value of options exercised during the periods presented was (in millions): 2011–$63; 2010–$45; 2009–$25.

Other stock-based awards

During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2009 Plan.

In 2011, 2010 and 2009, the Company made performance share awards to a limited number of senior executive-level employees, which entitles these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year targets are achieved. The cumulative three-year targets involved operating profit and internal net sales growth for the 2011 and 2010 grants, and cost savings for the 2009 grant. Management estimates the fair value of performance share awards based on the market price of the underlying stock on the date of grant, reduced by the present value of estimated dividends foregone during the performance period. The 2011, 2010 and 2009 target grants (as revised for non-vested forfeitures and other adjustments) currently correspond to approximately 224,000, 198,000 and 168,000 shares, respectively, with a grant-date fair value of $48, $48, and $36 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at year-end 2011, the maximum future value that could be awarded on the vesting date was (in millions): 2011 award–$23; 2010 award–$20; and 2009 award–$7. The 2008 performance share award, payable in stock, was settled at 69% of target in February 2011 for a total dollar equivalent of $6 million.

The Company also periodically grants restricted stock and restricted stock units to eligible employees under the 2009 Plan. Restrictions with respect to sale or transferability generally lapse after three years and the grantee is normally entitled to receive shareholder dividends during the vesting period. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock activity for the year ended December 31, 2011, is presented in the following table:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted- average grant-date fair value
Non-vested, beginning of year	304	$49
Granted	102	51
Vested	(145)	47
Forfeited	(5)	47
Non-vested, end of year	256	$50

Grants of restricted stock and restricted stock units for comparable prior-year periods were: 2010–121,000; 2009–68,000.

The total fair value of restricted stock and restricted stock units vesting in the periods presented was (in millions): 2011–$7; 2010–$3; 2009–$3.

NOTE 8

PENSION BENEFITS

The Company sponsors a number of U.S. and foreign pension plans to provide retirement benefits for its employees. The majority of these plans are funded or unfunded defined benefit plans, although the Company does participate in a limited number of multiemployer or other defined contribution plans for certain employee groups. See Note 10 for more information regarding the Company’s participation in multiemployer plans. Defined benefits for salaried employees are generally based on salary and years of service, while union employee benefits are generally a negotiated amount for each year of service.

Obligations and funded status

The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2011	2010
Change in projected benefit obligation
Beginning of year	$3,930	$3,605
Service cost	96	88
Interest cost	209	200
Plan participants’ contributions	2	2
Amendments	3	8
Actuarial loss	365	241
Benefits paid	(220)	(203)
Foreign currency adjustments	(18)	(11)
End of year	$4,367	$3,930
Change in plan assets
Fair value beginning of year	$3,967	$3,323
Actual return on plan assets	(33)	480
Employer contributions	180	350
Plan participants’ contributions	2	2
Benefits paid	(173)	(177)
Foreign currency adjustments	(12)	(11)
Fair value end of year	$3,931	$3,967
Funded status	$(436)	$37
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$150	$333
Other current liabilities	(26)	(43)
Other liabilities	(560)	(253)
Net amount recognized	$(436)	$37
Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$1,907	$1,277
Prior service cost	85	96
Net amount recognized	$1,992	$1,373

The accumulated benefit obligation for all defined benefit pension plans was $4.0 billion and $3.6 billion at December 31, 2011 and January 1, 2011, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2011	2010
Projected benefit obligation	$3,077	$248
Accumulated benefit obligation	$2,882	$207
Fair value of plan assets	$2,505	$11

Expense

The components of pension expense are presented in the following table. Pension expense for defined contribution plans relates to certain foreign-based defined contribution plans and multiemployer plans in the United States in which the Company participates on behalf of certain unionized workforces.

(millions)	2011	2010	2009
Service cost	$96	$88	$79
Interest cost	209	200	196
Expected return on plan assets	(369)	(316)	(315)
Amortization of unrecognized prior service cost	14	14	13
Recognized net loss	106	81	46
Curtailment and special termination benefits—net loss	16	—	6
Pension expense:
Defined benefit plans	72	67	25
Defined contribution plans	35	32	38
Total	$107	$99	$63

The estimated net experience loss and prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension expense over the next fiscal year are approximately $144 million and $14 million, respectively.

The Company and certain of its subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was $36 million in 2011 and $37 million 2010 and 2009. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.

Beginning in 2010, new U.S. salaried and non-union hourly employees were not eligible to participate in the defined benefit pension plan. These employees are eligible to participate in an enhanced defined contribution plan. The change does not impact employees with a hire date before December 31, 2009. Related expense is included within 401(k) costs noted above.

Assumptions

The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2011	2010	2009
Discount rate	4.8%	5.4%	5.7%
Long-term rate of compensation increase	4.2%	4.2%	4.1%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2011	2010	2009
Discount rate	5.4%	5.7%	6.2%
Long-term rate of compensation increase	4.2%	4.1%	4.2%
Long-term rate of return on plan assets	8.9%	8.9%	8.9%

To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 71% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2011 of 8.9% equated to approximately the 62nd percentile expectation. Refer to Note 1.

To conduct the annual review of discount rates, the Company selected the discount rate based on a cash-flow matching analysis using Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments that constitute the projected benefit obligation for the plans. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. A similar methodology is applied in Canada and Europe, except the smaller bond markets imply that yields between the 10th and 90th percentiles are preferable. The measurement dates for the defined benefit plans are consistent with the Company’s fiscal year end. Accordingly, the Company selected discount rates to measure our benefit obligations consistent with market indices during December of each year.

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

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended December 31, 2011, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of December 31, 2011 summarized by level within the fair value hierarchy are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$96	$22	$—	$118
Corporate stock, common:
Domestic	563	—	—	563
International	185	—	—	185
Mutual funds:
Domestic equity	—	31	—	31
International equity	—	380	—	380
Collective trusts:
Domestic equity	—	696	—	696
International equity	—	841	—	841
Eurozone sovereign debt	—	13	—	13
Other international debt	—	242	—	242
Bonds, corporate	—	298	1	299
Bonds, government	—	396	—	396
Bonds, other	—	55	—	55
Real estate	—	—	105	105
Other	6	(5)	6	7
Total	$850	$2,969	$112	$3,931

The fair value of Plan assets at January 1, 2011 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$169	$38	$—	$207
Corporate stock, common
Domestic	645	—	—	645
International	185	—	—	185
Mutual funds:
Domestic equity	—	44	—	44
International equity	—	419	—	419
Collective trusts:
Domestic equity	—	600	—	600
International equity	—	959	—	959
Domestic debt	—	13	—	13
International debt	—	275	—	275
Bonds, corporate	—	350	1	351
Bonds, government	—	180	—	180
Bonds, other	—	29	—	29
Real estate	—	—	58	58
Other	—	(5)	7	2
Total	$999	$2,902	$66	$3,967

There were no unfunded commitments to purchase investments at December 31, 2011 or January 1, 2011.

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

The current weighted-average target asset allocation reflected by this strategy is: equity securities–74%; debt securities–23%; other–3%. Investment in Company common stock represented 1.3% of consolidated plan assets at December 31, 2011 and January 1, 2011. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute approximately $33 million to its defined benefit pension plans during 2012.

Level 3 gains and losses

Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

(millions)	Bonds, corporate	Bonds, other	Real estate	Other	Total
January 2, 2010	$3	$4	$32	$(2)	$37
Purchases	—	1	19	6	26
Sales	(2)	(5)	—	—	(7)
Realized and unrealized gain	—	—	7	1	8
Transfer out	—	—	—	2	2
January 1, 2011	$1	$—	$58	$7	$66
Purchases	1	—	50	2	53
Sales	(1)	—	(7)	(3)	(11)
Realized and unrealized gain	—	—	4	—	4
December 31, 2011	$1	$—	$105	$6	$112

The net change in Level 3 assets includes a gain attributable to the change in unrealized holding gains or losses related to Level 3 assets held at December 31, 2011 and January 1, 2011 totaling $4 million and $7 million, respectively.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2012–$217; 2013–$205; 2014–$213; 2015–$219; 2016–$244; 2017 to 2021–$1,286.

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

In the first quarter of 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. There are various provisions which will impact the Company, however, the Act did not have a material impact on the accumulated benefit obligation as of January 1, 2011 for nonpension postretirement benefit plans.

Obligations and funded status

The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2011	2010
Change in accumulated benefit obligation
Beginning of year	$1,224	$1,162
Service cost	23	20
Interest cost	62	64
Actuarial (gain) loss	(86)	36
Benefits paid	(67)	(60)
Foreign currency adjustments	(1)	2
End of year	$1,155	$1,224
Change in plan assets
Fair value beginning of year	$1,008	$672
Actual return on plan assets	12	108
Employer contributions	12	293
Benefits paid	(67)	(65)
Fair value end of year	$965	$1,008
Funded status	$(190)	$(216)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(2)	$(2)
Other liabilities	(188)	(214)
Net amount recognized	$(190)	$(216)
Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$281	$315
Prior service credit	(6)	(9)
Net amount recognized	$275	$306

Expense

Components of postretirement benefit expense were:

(millions)	2011	2010	2009
Service cost	$23	$20	$18
Interest cost	62	64	65
Expected return on plan assets	(88)	(64)	(68)
Amortization of unrecognized prior service credit	(3)	(3)	(2)
Recognized net loss	20	17	13
Postretirement benefit expense:
Defined benefit plans	14	34	26
Defined contribution plans	14	14	14
Total	$28	$48	$40

The estimated net experience loss for defined benefit plans that will be amortized from accumulated other comprehensive income into nonpension postretirement benefit expense over the next fiscal year is expected to be approximately $16 million, partially offset by amortization of prior service credit of $3 million.

Assumptions

The weighted-average actuarial assumptions used to determine benefit obligations were:

	2011	2010	2009
Discount rate	4.6%	5.3%	5.7%

The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2011	2010	2009
Discount rate	5.3%	5.7%	6.1%
Long-term rate of return on plan assets	8.9%	8.9%	8.9%

The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 8.

The assumed health care cost trend rate is 6.1% for 2012, decreasing gradually to 4.5% by the year 2015 and remaining at that level thereafter. These trend rates reflect the Company’s historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

(millions)	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$9	$(7)
Effect on postretirement benefit obligation	122	(96)

Plan assets

The fair value of Plan assets as of December 31, 2011 summarized by level within fair value hierarchy described in Note 8, are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$11	$15	$—	$26
Corporate stock, common:
Domestic	181	—	—	181
International	20	—	—	20
Mutual funds:
Domestic equity	—	53	—	53
International equity	—	76	—	76
Domestic debt	—	87	—	87
Collective trusts:
Domestic equity	—	185	—	185
International equity	—	135	—	135
Bonds, corporate	—	90	—	90
Bonds, government	—	98	—	98
Bonds, other	—	12	—	12
Other	2	—	—	2
Total	$214	$751	$—	$965

The fair value of Plan assets at January 1, 2011 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$17	$31	$—	$48
Corporate stock, common
Domestic	184	—	—	184
International	12	—	—	12
Mutual funds:
Domestic equity	—	76	—	76
International equity	—	97	—	97
Domestic debt	—	73	—	73
Collective trusts:
Domestic equity	—	241	—	241
International equity	—	137	—	137
Bonds, corporate	—	99	—	99
Bonds, government	—	34	—	34
Bonds, other	—	7	—	7
Total	$213	$795	$—	$1,008

The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 8. The current target asset allocation is 75% equity securities and 25% debt securities. The Company currently expects to contribute approximately $17 million to its VEBA trusts during 2012.

Level 3 gains and losses

The change in the fair value of the Plan’s Level 3 assets is summarized as follows:

(millions)	Bonds, other
January 2, 2010	$1
Purchases	—
Sales	(1)
January 1, 2011	$—
Purchases	—
Sales	—
December 31, 2011	$—

Postemployment

Under certain conditions, the Company provides benefits to former or inactive employees, including salary continuance, severance, and long-term disability, in the United States and several foreign locations. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension benefits in Note 8. The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2011	2010
Change in accumulated benefit obligation
Beginning of year	$85	$74
Service cost	6	6
Interest cost	4	4
Actuarial loss	6	8
Benefits paid	(8)	(7)
End of year	$93	$85
Funded status	$(93)	$(85)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(9)	$(8)
Other liabilities	(84)	(77)
Net amount recognized	$(93)	$(85)
Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$44	$43
Net amount recognized	$44	$43

Components of postemployment benefit expense were:

(millions)	2011	2010	2009
Service cost	$6	$6	$6
Interest cost	4	4	4
Recognized net loss	5	4	4
Postemployment benefit expense	$15	$14	$14

The estimated net experience loss that will be amortized from accumulated other comprehensive income into postemployment benefit expense over the next fiscal year is approximately $5 million.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2012	$66	$9
2013	68	9
2014	70	10
2015	71	10
2016	72	11
2017-2021	383	63

NOTE 10

MULTIEMPLOYER PENSION AND POSTRETIREMENT PLANS

The Company contributes to multiemployer defined contribution pension and postretirement benefit plans under the terms of collective-bargaining agreements that cover certain unionized employee groups in the United States. Contributions to these plans are included in total pension and postretirement benefit expense as reported in Notes 8 and 9, respectively.

Pension Benefits

The risks of participating in multiemployer pension plans are different from single-employer plans. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

The Company’s participation in multiemployer pension plans for the year ended December 31, 2011, is outlined in the table below. The “EIN/PN” column provides the Employee Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status available for 2011 and 2010 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement(s) (CBA) to which the plans are subject.

		PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (millions)
Pension Trust Fund	EIN/PN	2011	2010		2011	2010	2009	Surcharge Imposed	Expiration Date of CBA
Bakery and Confectionary Union and Industry International Pension Fund (a)	52-6118572 / 001	Green - 12/31/2010	Yellow - 12/31/2009	N/A	$4.3	$3.8	$3.8	No	6/30/2012 to 11/1/2016
Central States, Southeast and Southwest Areas Pension Fund (b)	36-6044243 / 001	Red - 12/31/2011	Red - 12/31/2010	Implemented	4.1	3.6	3.6	Yes	1/31/2012 to 10/31/2014
Western Conference of Teamsters Pension Trust (c)	91-6145047 / 001	Green - 12/31/2010	Green - 12/31/2009	N/A	1.2	1.2	1.1	No	1/31/2012 to 3/29/2013
Philadelphia Bakery Employers and Food Driver Salesmen’s Union, Local 463 and the Teamsters Union Local 676 Pension Fund (d)	23-6537145 / 001	Green - 7/31/2011	Yellow - 7/31/2010	N/A	—	0.3	0.4	N/A	N/A
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424 / 001	Red - 6/30/2012	Red - 6/30/2011	Implemented	0.4	0.3	0.3	No	10/3/2015
Twin Cities Bakery Drivers Pension Plan	41-6172265 / 001	Red - 12/31/2011	Red - 12/31/2010	Implemented	0.2	0.2	0.2	Yes	5/31/2012
Other Plans					2.4	2.2	2.3
Total Contributions:					$12.6	$11.6	$11.7

(a)	The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 70 percent of the Company’s participants in this fund are covered by a single CBA that expires on 5/5/2013.

(b)	The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 40 percent of the Company’s participants in this fund are covered by a single CBA that expires on 7/27/2014.

(c)	The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 40 percent of the Company’s participants in this fund are covered by a single CBA that expires on 3/24/2012.

(d)	Effective in November 2010, the Company ceased participation in the plan and accordingly made no contributions in 2011.

The Company was listed in the Forms 5500 of the following plans as of the following plan year ends as providing more than 5 percent of total contributions:

Pension Trust Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the Plan’s year end)
Philadelphia Bakery Employers and Food Driver Salesmen’s Union, Local 463 and the Teamsters Union Local 676 Pension Fund	7/31/2009
Hagerstown Motor Carriers and Teamsters Pension Fund	6/30/2011 and 6/30/2010
Twin Cities Bakery Drivers Pension Plan	12/31/2010 and 12/31/2009

At the date the Company’s financial statements were issued, Forms 5500 were not available for the plan years ending after June 30, 2011.

In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multiemployer pension plan has unfunded vested benefits and the Company decreases or ceases participation in that plan. The Company has recognized estimated withdrawal liability expense related to curtailment and special termination benefits associated with our withdrawal from certain multiemployer plans aggregating (in millions): 2011 – $12; 2010 – $5; 2009 – $12.

During 2011, the withdrawal liabilities recorded in 2010 and 2009 were settled for approximately $3 million and $8 million, respectively. The final calculation of the withdrawal liability recognized in 2011 is pending the finalization of certain plan year-related data and is therefore subject to adjustment. The associated cash obligation is payable over a maximum 20 year period; management has not determined the actual period over which the payments will be made.

Postretirement Benefits

Multiemployer postretirement benefit plans provide health care and other welfare benefits to active and retired employees who have met certain age and service requirements. Contributions to multiemployer postretirement benefit plans were (in millions): 2011 – $14; 2010 – $14; 2009 – $14.

NOTE 11

INCOME TAXES

The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2011	2010	2009
Income before income taxes
United States	$1,267	$1,271	$1,207
Foreign	465	471	477
	1,732	1,742	1,684
Income taxes
Currently payable
Federal	285	97	331
State	26	10	39
Foreign	108	129	146
	419	236	516
Deferred
Federal	56	239	(8)
State	13	26	(3)
Foreign	15	1	(29)
	84	266	(40)
Total income taxes	$503	$502	$476

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2011	2010	2009
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign rates varying from 35%	(4.2)	(4.1)	(4.2)
State income taxes, net of federal benefit	1.5	1.4	1.4
Cost (benefit) of remitted and unremitted foreign earnings	(1.3)	0.9	(0.8)
Tax audit activity	(0.4)	(1.6)	(0.9)
Net change in valuation allowances	0.6	0.5	0.4
Statutory rate changes, deferred tax impact	(0.4)	—	—
U.S. deduction for qualified production activities	(1.3)	(1.1)	(1.6)
Other	(0.5)	(2.2)	(1.1)
Effective income tax rate	29.0%	28.8%	28.2%

As presented in the preceding table, the Company’s 2011 consolidated effective tax rate was 29.0%, as compared to 28.8% in 2010 and 28.2% in 2009. The 2011 effective income tax rate benefited from an international legal restructuring reflected in the cost (benefit) of remitted and unremitted foreign earnings. During the third quarter of 2011, the Company recorded a benefit of $7 million from the decrease in the statutory rate in the United Kingdom.

As of December 31, 2011, the Company had recorded a deferred tax liability of $25 million related to $325 million of earnings. Accumulated foreign earnings of approximately $1.7 billion, primarily in Europe, were considered indefinitely reinvested. Accordingly, deferred income taxes have not been provided on these earnings and it is not practical to estimate the deferred tax impact of those earnings.

The 2010 effective income tax rate was impacted primarily by the remeasurement of liabilities for uncertain tax positions. Authoritative guidance related to liabilities for uncertain tax positions requires the Company to remeasure its liabilities for uncertain tax positions based on information obtained during the period, including interactions with tax authorities. Based on these interactions with tax authorities in various state and foreign jurisdictions, we reduced certain liabilities for uncertain tax positions by $42 million and increased others by $13 million in 2010. The other line item contains the benefit from an immaterial correction of an item related to prior years that was booked in the first quarter of 2010, as well as the U.S. research and development tax credit.

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

Changes in valuation allowances on deferred tax assets and the corresponding impacts on the effective income tax rate result from management’s assessment of the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards prior to expiration. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2011 and 2010 were $41 million and $60 million, respectively, with related valuation allowances at year-end 2011 and 2010 of $38 and $35 million. Of the total carryforwards at year-end 2011, $4 million expire in 2014; $2 million in 2015; $4 million in 2016 and the remainder expiring thereafter.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2011 and 2010. Operating loss and credit carryforwards decreased in 2011 due to the utilization of net operating losses and tax credit carryforwards. Deferred tax assets on employee benefits increased in 2011 due to losses on plan assets and discount rate reductions associated with the Company’s pension and postretirement plans recorded in Other Comprehensive Income, net of tax. Additionally, the deferred tax liability for unremitted foreign earnings decreased by $32 million; $24 million of this change is attributable to the benefit recorded in 2011’s consolidated effective income tax rate, while $8 million relates to remeasurement for foreign currency changes.

	Deferred tax assets		Deferred tax liabilities
(millions)	2011	2010	2011	2010
U.S. state income taxes	$8	$7	$85	$77
Advertising and promotion-related	22	24	—	3
Wages and payroll taxes	29	25	—	—
Inventory valuation	26	28	—	—
Employee benefits	312	187	—	65
Operating loss and credit carryforwards	41	60	—	—
Hedging transactions	3	1	—	16
Depreciation and asset disposals	—	25	365	311
Capitalized interest	—	7	2	9
Trademarks and other intangibles	—	—	477	472
Deferred compensation	39	48	—	—
Stock options	48	52	—	—
Unremitted foreign earnings	—	—	25	57
Other	53	51	—	8
	581	515	954	1,018
Less valuation allowance	(46)	(36)	—	—
Total deferred taxes	$535	$479	$954	$1,018
Net deferred tax asset (liability)	$(419)	$(539)
Classified in balance sheet as:
Other current assets	$149	$110
Other current liabilities	(7)	(13)
Other assets	76	61
Other liabilities	(637)	(697)
Net deferred tax asset (liability)	$(419)	$(539)

The change in valuation allowance reducing deferred tax assets was:

(millions)	2011	2010	2009
Balance at beginning of year	$36	$28	$22
Additions charged to income tax expense	12	11	14
Reductions credited to income tax expense	(1)	(2)	(7)
Currency translation adjustments	(1)	(1)	(1)
Balance at end of year	$46	$36	$28

Cash paid for income taxes was (in millions): 2011–$271; 2010–$409; 2009–$409. Income tax benefits realized from stock option exercises and deductibility of other equity-based awards are presented in Note 7.

Uncertain tax positions

The Company is subject to federal income taxes in the U.S. as well as various state, local, and foreign jurisdictions. The Company’s annual provision for U.S. federal income taxes represents approximately 70% of the Company’s consolidated income tax provision. The Company was chosen to participate in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP) beginning with the 2008 tax year. As a result, with limited exceptions, the Company is no longer subject to U.S. federal examinations by the IRS for years prior to 2011. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions, most notably Spain for years 2005 to 2006.

As of December 31, 2011, the Company has classified $15 million of unrecognized tax benefits as a current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the current liability balance expected to be settled within one year, offset by approximately $7 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 31, 2011, January 1, 2011 and January 2, 2010. For the 2011 year, approximately $49 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2011	2010	2009
Balance at beginning of year	$104	$130	$132
Tax positions related to current year:
Additions	7	12	17
Tax positions related to prior years:
Additions	8	13	4
Reductions	(19)	(42)	(9)
Settlements	(27)	(6)	(8)
Lapses in statutes of limitation	(7)	(3)	(6)
Balance at end of year	$66	$104	$130

For the year ended December 31, 2011, the Company recognized a decrease of $3 million of tax-related interest and penalties and had $16 million accrued at year end. For the year ended January 1, 2011, the Company recognized an increase of $2 million of tax-related interest and penalties and had approximately $26 million accrued at January 1, 2011. For the year ended January 2, 2010, the Company recognized a reduction of $1 million of tax-related interest and penalties and had approximately $25 million accrued at January 2, 2010.

NOTE 12

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

Total notional amounts of the Company’s derivative instruments as of December 31, 2011 and January 1, 2011 were as follows:

(millions)	2011	2010
Foreign currency exchange contracts	$1,265	$1,075
Interest rate contracts	600	1,900
Commodity contracts	175	379
Total	$2,040	$3,354

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at December 31, 2011 and January 1, 2011, measured on a recurring basis.

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

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of December 31, 2011 or January 1, 2011.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of December 31, 2011 and January 1, 2011:

	Level 1		Level 2		Total
(millions)	2011	2010	2011	2010	2011	2010
Derivatives designated as hedging instruments:
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$—	$11	$7	$11	$7
Interest rate contracts:
Other current assets	—	—	—	5	—	5
Other assets	—	—	23	69	23	69
Commodity contracts:
Other current assets	2	23	—	—	2	23
Total assets	$2	$23	$34	$81	$36	$104
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$—	$(18)	$(27)	$(18)	$(27)
Commodity contracts:
Other current liabilities	(4)	—	(12)	(10)	(16)	(10)
Other liabilities	—	—	(34)	(29)	(34)	(29)
Total liabilities	$(4)	$—	$(64)	$(66)	$(68)	$(66)

The fair value of non designated hedging instruments as of December 31, 2011 and January 1, 2011 was immaterial.

The effect of derivative instruments on the Consolidated Statement of Income for the years ended December 31, 2011 and January 1, 2011 were as follows:

Derivatives in fair value hedging relationships	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
(millions)		2011	2010
Foreign currency exchange contracts	Other income (expense), net	($12)	($51)
Interest rate contracts	Interest expense	$(1)	$—
Total		$(13)	$(51)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
(millions)	2011	2010		2011	2010		2011	2010
Foreign currency exchange contracts	$—	$(19)	COGS	$(3)	$(25)	Other income (expense), net	$(2)	$(1)
Foreign currency exchange contracts	1	—	SGA expense	—	(1)	Other income (expense), net	—	—
Interest rate contracts	(15)	67	Interest expense	4	(4)	N/A	—	—
Commodity contracts	(37)	3	COGS	1	(4)	Other income (expense), net	—	(1)
Total	$(51)	$51		$2	$(34)		$(2)	$(2)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

During the next 12 months, the Company expects $8 million of net deferred losses reported in AOCI at December 31, 2011 to be reclassified to income, assuming market rates remain constant through contract maturities.

Derivatives in net investment hedging relationships		Gain (loss) recognized in AOCI
(millions)		2011	2010
Foreign currency exchange contracts		$ 6	$—
Total		$6	$—

Derivatives not designated as hedging instruments	Location of gain (loss) recognized in income	Gain (loss) recognized in income
(millions)		2011	2010
Foreign currency exchange contracts	Other income (expense), net	$(1)	$—
Interest rate contracts	Interest expense	$(1)	$—
Total		$(2)	$—

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on December 31, 2011 was $46 million. If the credit-risk-related contingent features were triggered as of December 31, 2011, the Company would be required to post additional collateral of $44 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of December 31, 2011 triggered by credit-risk-related contingent features, however, there was $2 million of collateral posted under the reciprocal collateralization agreements as discussed under counterparty credit risk concentration below.

Other fair value measurements

Level 3 assets measured on a nonrecurring basis at January 1, 2011 consisted of long-lived assets and goodwill.

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

The following table presents assets that were measured at fair value on the Consolidated Balance Sheet on a nonrecurring basis as of January 1, 2011:

(millions)	Fair Value	Level 3	Total Loss
Description:
Long-lived assets	$10	$10	$(9)
Goodwill	—	—	(20)
Total	$10	$10	$(29)

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt is calculated based on broker quotes and was as follows at December 31, 2011:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$778	$761
Long-term debt	5,893	5,037
Total	$6,671	$5,798

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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. There were no counterparties representing a concentration of credit risk to the Company at December 31, 2011.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. As of December 31, 2011, the Company had posted collateral of $2 million in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 31% of consolidated trade receivables at December 31, 2011.

Refer to Note 1 for disclosures regarding the Company’s accounting policies for derivative instruments.

NOTE 13

PRODUCT RECALLS

During 2010 and 2009, the Company recorded charges in connection with product recalls. The Company recorded estimated customer returns and consumer rebates as a reduction of net sales, costs associated with returned product and the disposal and write-off of inventory as COGS, and other recall costs as SGA expense.

On June 25, 2010, the Company announced a recall of select packages of Kellogg’s cereal primarily in the U.S. due to an odor from waxy resins found in the package liner.

On January 16, 2009, the Company announced a recall of certain Austin and Keebler branded peanut butter sandwich crackers and certain Famous Amos and Keebler branded peanut butter cookies. The recall was expanded in February 2009 to include certain Bear Naked, Kashi and Special K products. The decision to recall the products was made following an investigation by the United States Food and Drug Administration concerning a salmonella outbreak thought to be caused by tainted peanut related products. The products subject to the recall contained peanut based ingredients manufactured by the Peanut Corporation of America whose Blakely, Georgia plant was found to contain salmonella. Charges associated with the recall were incurred during the Company’s 2009 and 2008 fiscal years and reduced operating profit by a total of $65 million.

The following table presents a summary of recall related charges for the years ended January 1, 2011 and January 2, 2010:

(millions, except per share amount)	2010	2009
Reduction of net sales	$29	$12
COGS	16	18
SGA expense	1	1
Total	$46	$31
Impact on earnings per diluted share	$(0.09)	$(0.06)

In addition to charges recorded in connection with the recalls, the Company also lost sales of the impacted products that are not included in the table above.

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

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at December 31, 2011. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

NOTE 15

QUARTERLY FINANCIAL DATA (unaudited)

	Net sales		Gross profit
(millions, except per share data)	2011	2010	2011	2010
First	$3,485	$3,318	$1,421	$1,425
Second	3,386	3,062	1,443	1,305
Third	3,312	3,157	1,350	1,369
Fourth	3,015	2,860	1,234	1,190
	$13,198	$12,397	$5,448	$5,289

	Net income attributable to Kellogg Company		Per share amounts
	2011	2010	2011		2010
			Basic	Diluted	Basic	Diluted
First	$366	$418	$1.00	$1.00	$1.10	$1.09
Second	343	302	.94	.94	.80	.79
Third	290	338	.81	.80	.91	.90
Fourth	232	189	.65	.64	.51	.51
	$1,231	$1,247

The principal market for trading Kellogg shares is the New York Stock Exchange (NYSE). At year-end 2011, the closing price (on the NYSE) was $50.57 and there were 39,730 shareholders of record.

Dividends paid per share and the quarterly price ranges on the NYSE during the last two years were:

2011 — Quarter	Dividend per share	Stock price
		High	Low
First	$.4050	$55.41	$49.99
Second	.4050	57.70	53.45
Third	.4300	56.39	50.38
Fourth	.4300	55.30	48.10
	$1.6700
2010 — Quarter
First	$.3750	$55.45	$51.70
Second	.3750	56.00	49.75
Third	.4050	52.58	47.28
Fourth	.4050	51.62	48.51
	$1.5600

NOTE 16

REPORTABLE SEGMENTS

Kellogg Company is the world’s leading producer of cereal and a leading producer of snacks and frozen foods, including cookies, crackers, toaster pastries, cereal bars, fruit-flavored snacks, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States and United Kingdom.

Beginning in the fourth quarter of 2011, the Company now has the following reportable segments: U.S. Morning Foods and Kashi; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. Segment results of prior periods were recast to conform to the current presentation. The Company currently manages its operations through nine operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. The reportable segments are discussed in greater detail below:

U.S. Morning Foods and Kashi aggregates the U.S. Morning Foods and U.S. Kashi operating segments. The U.S. Morning Foods operating segment includes cereal, toaster pastries, and health and wellness business generally marketed under the Kellogg’s name. The U.S. Kashi operating segment represents Kashi branded cereal, cereal bars, crackers, cookies and Stretch Island fruit snacks.

U.S. Snacks represents the U.S. snacks business which includes products such as cookies, crackers, cereal bars and fruit-flavored snacks.

U.S. Specialty primarily represents the food service and Girl Scouts business. The food service business is mostly non-commercial, and services schools, hospitals and prisons.

North America Other represents the U.S. Frozen and Canada operating segments. As these operating segments are not considered economically similar enough to aggregate with other operating segments and are immaterial for separate disclosure, they have been grouped together as a single reportable segment.

The three remaining reportable segments are based on geographic location – Europe which consists principally of European countries; Latin America which is comprised of Central and South America and includes Mexico; and Asia Pacific which is comprised of South Africa, Australia and other Asian and Pacific markets.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Intercompany transactions between operating segments were insignificant in all periods presented.

(millions)	2011	2010	2009
Net sales
U.S. Morning Foods & Kashi	$3,635	$3,480	$3,587
U.S. Snacks	2,908	2,745	2,758
U.S. Specialty	955	916	913
North America Other	1,375	1,261	1,252
Europe	2,334	2,230	2,361
Latin America	1,049	923	963
Asia Pacific	942	842	741
Consolidated	$13,198	$12,397	$12,575
Operating profit
U.S. Morning Foods & Kashi	$648	$630	$728
U.S. Snacks	431	475	436
U.S. Specialty	216	240	190
North America Other	258	220	228
Europe	338	364	348
Latin America	176	153	179
Asia Pacific	106	74	86
Total Reportable Segments	2,173	2,156	2,195
Corporate (a)	(197)	(166)	(194)
Consolidated	$1,976	$1,990	$2,001
Depreciation and amortization
U.S. Morning Foods & Kashi	$131	$125	$132
U.S. Snacks	91	96	94
U.S. Specialty	5	5	4
North America Other	30	31	26
Europe	57	53	60
Latin America	20	17	28
Asia Pacific	27	53	22
Total Reportable Segments	361	380	366
Corporate	8	12	18
Consolidated	$369	$392	$384

(a)	Research and Development expense totaling $11 million for 2010 and $13 million for 2009 was reallocated to Corporate from the North America businesses.

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by Management for our internationally-based reportable segments as shown below.

(millions)	2011	2010	2009
Interest expense
Europe	$4	$1	$1
Latin America	6	—	—
Asia Pacific	2	1	—
Corporate	221	246	294
Consolidated	$233	$248	$295
Income taxes
Europe	$40	$23	$22
Latin America	49	29	32
Asia Pacific	21	19	16
Corporate & North America	393	431	406
Consolidated	$503	$502	$476

Management reviews balance sheet information, including total assets, based on geography. For all North American-based operating segments, balance sheet information is reviewed by Management in total and not on an individual operating segment basis.

(millions)	2011	2010	2009
Total assets
North America	$9,128	$8,623	$8,465
Europe	1,584	1,700	1,630
Latin America	798	784	585
Asia Pacific	529	596	535
Corporate	2,275	3,006	3,354
Elimination entries	(2,413)	(2,862)	(3,369)
Consolidated	$11,901	$11,847	$11,200
Additions to long-lived assets
North America	$421	$327	$236
Europe	61	57	50
Latin America	53	43	58
Asia Pacific	54	45	30
Corporate	5	2	3
Consolidated	$594	$474	$377

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2011, 21% in 2010, and 21% in 2009, comprised principally of sales within the United States.

Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2011	2010	2009
Net sales
United States	$8,239	$7,786	$7,946
All other countries	4,959	4,611	4,629
Consolidated	$13,198	$12,397	$12,575
Long-lived assets
United States	$2,151	$1,993	$1,916
All other countries	1,130	1,135	1,094
Consolidated	$3,281	$3,128	$3,010

Supplemental product information is provided below for net sales to external customers:

(millions)	2011	2010	2009
Retail channel cereal	$6,725	$6,256	$6,406
Retail channel snacks	4,940	4,734	4,751
Frozen and specialty channels	1,533	1,407	1,418
Consolidated	$13,198	$12,397	$12,575

NOTE 17

SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2011	2010	2009
Research and development expense	$192	$187	$181
Advertising expense	$1,138	$1,130	$1,091

Consolidated Balance Sheet (millions)	2011	2010
Trade receivables	$991	$893
Allowance for doubtful accounts	(8)	(10)
Refundable income taxes	73	189
Other receivables	132	118
Accounts receivable, net	$1,188	$1,190
Raw materials and supplies	$247	$224
Finished goods and materials in process	885	832
Inventories	$1,132	$1,056
Deferred income taxes	$149	$110
Other prepaid assets	98	115
Other current assets	$247	$225
Land	$104	$107
Buildings	1,896	1,842
Machinery and equipment	5,444	5,319
Capitalized software	184	143
Construction in progress	500	407
Accumulated depreciation	(4,847)	(4,690)
Property, net	$3,281	$3,128
Other intangibles	$1,503	$1,503
Accumulated amortization	(49)	(47)
Other intangibles, net	$1,454	$1,456
Pension	$150	$333
Other	366	387
Other assets	$516	$720
Accrued income taxes	$66	$60
Accrued salaries and wages	242	153
Accrued advertising and promotion	410	405
Other	411	421
Other current liabilities	$1,129	$1,039
Nonpension postretirement benefits	$188	$214
Other	404	425
Other liabilities	$592	$639

Allowance for doubtful accounts (millions)	2011	2010	2009
Balance at beginning of year	$10	$9	$10
Additions charged to expense	—	2	3
Doubtful accounts charged to reserve	(2)	(1)	(4)
Balance at end of year	$8	$10	$9

NOTE 18

SUBSEQUENT EVENT

On February 15, 2012, the Company announced that it had entered into an agreement to acquire Procter & Gamble’s Pringles ® business for approximately $2.7 billion, which is expected to be funded by international cash and the issuance of approximately $2.0 billion of short and long term debt. The transaction is subject to customary conditions, including receipt of required regulatory approvals. The transaction is expected to close in the Summer of 2012.

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

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

John A. Bryant
President and Chief Executive Officer

Ronald L. Dissinger
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Kellogg Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kellogg Company and its subsidiaries at December 31, 2011 and January 1, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
February 28, 2012

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

As of December 31, 2011, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also attested to, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2011 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 20, 2012 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Refer to the information under the captions “2011 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” “Employment Agreements,” and “Potential Post-Employment Payments” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Refer to the information under the captions “Security Ownership — Five Percent Holders” and “Security Ownership — Officer and Director Stock Ownership” of the Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

(millions, except per share data) Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2011 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of December 31, 2011 (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) as of December 31, 2011 (c)
Equity compensation plans approved by security holders	23.7	$48	17.6
Equity compensation plans not approved by security holders	—	NA	0.1
Total	23.7	$48	17.7

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

Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the plan through payroll deductions. The trustees of the plan use those contributions to buy shares of our common stock at fair market value on the open market, with Kellogg matching those contributions on a 1:1 basis. Shares must be withdrawn from the plan when employees cease employment. Under current law, eligible employees generally receive certain income and other tax benefits if those shares are held in the plan for a specified number of years. A similar plan is also available to employees in the Republic of Ireland. As these plans are open market plans with no set overall maximum, no amounts for these plans are included in the above table. However, approximately 68,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the plan for the Republic of Ireland and other similar predecessor plans during 2011, with approximately an additional 68,000 shares being provided as matched shares.

Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of our common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee Directors’ accounts. Units may be paid in either cash or shares of our common stock, either in a lump sum or in up to ten annual installments, with the payments to begin as soon as practicable after the non-employee Director’s service as a Director terminates. No more than 150,000 shares are authorized for use under this plan, of which approximately 11,000 had been issued as of December 31, 2011. Because Directors may elect, and are likely to elect, a distribution of cash rather than shares, the contingently issuable shares are not included in column (a) of the table above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Refer to the information under the captions “Corporate Governance — Director Independence” and “Related Person Transactions” of the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Refer to the information under the captions “Proposal 3 — Ratification of PricewaterhouseCoopers LLP — Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 3 — Ratification of PricewaterhouseCoopers LLP — Preapproval Policies and Procedures” of the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 28, 2012, are included herein in Part II, Item 8.

(a) 1. Consolidated Financial Statements

Consolidated Statement of Income for the years ended December 31, 2011, January 1, 2011 and January 2, 2010.

Consolidated Balance Sheet at December 31, 2011 and January 1, 2011.

Consolidated Statement of Equity for the years ended December 31, 2011, January 1, 2011 and January 2, 2010.

Consolidated Statement of Cash Flows for the years ended December 31, 2011, January 1, 2011 and January 2, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of February, 2012.

KELLOGG COMPANY

By:	/s/ John A. Bryant
John A. Bryant
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ JOHN A. BRYANT John A. Bryant	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/s/ RONALD L. DISSINGER Ronald L. Dissinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/s/ ALAN R. ANDREWS Alan R. Andrews	Vice President and Corporate Controller (Principal Accounting Officer)	February 28, 2012

* James M. Jenness	Chairman of the Board and Director	February 28, 2012

* Benjamin S. Carson Sr.	Director	February 28, 2012

* John T. Dillon	Director	February 28, 2012

* Gordon Gund	Director	February 28, 2012

* Dorothy A. Johnson	Director	February 28, 2012

* Donald R. Knauss	Director	February 28, 2012

* Ann McLaughlin Korologos	Director	February 28, 2012

* Rogelio M. Rebolledo	Director	February 28, 2012

* Sterling K. Speirn	Director	February 28, 2012

* John L. Zabriskie	Director	February 28, 2012

* By:	/s/ GARY H. PILNICK Gary H. Pilnick	Attorney-in-Fact	February 28, 2012

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
2.01	Transaction Agreement between us and The Procter & Gamble Company, incorporated by reference to Exhibit 2.1 of our Current Report on Form 8-K dated February 17, 2012, Commission file number 1-4171.	IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 24, 2009, Commission file number 1-4171.	IBRF
4.01	Indenture dated August 1, 1993, between us and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 33-49875	IBRF
4.02	Indenture and Supplemental Indenture dated March 15 and March 29, 2001, respectively, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 and 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.03	Form of Indenture between Kellogg Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 333-159303.	IBRF
4.04	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.450% Senior Note Due May 30, 2016), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated May 18, 2009, Commission file number 1-4171.	IBRF
4.05	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.150% Senior Note Due 2019), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 16, 2009, Commission file number 1-4171.	IBRF
4.06	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.000% Senior Note Due 2020), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 8, 2010, Commission file number 1-4171.	IBRF
4.07	Four-Year Credit Agreement dated as of March 4, 2011 with 32 lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Capital, as Syndication Agent, BNP Paribas, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Wells Fargo Bank, N.A., as Documentation Agents, J.P. Morgan Securities LLC, Barclays Capital, BNP Paribas Securities Corp., Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 10, 2011, Commission file number 1-04171.	IBRF
4.08	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 3.25% Senior Note Due 2018), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 15, 2011, Commission file number 1-4171.	IBRF
4.09	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 1.875% Senior Note Due 2016), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 17, 2011, Commission file number 1-4171.	IBRF
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.03	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.04	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.08	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, Commission file number 1-4171.*	IBRF
10.09	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.11	Kellogg Company 2001 Long-Term Incentive Plan, as amended and restated as of February 20, 2003, incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*	IBRF
10.12	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.13	Kellogg Company Executive Compensation Deferral Plan incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.14	Employment Letter between us and James M. Jenness, incorporated by reference to Exhibit 10.18 to our Annual Report in Form 10-K for the fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.15	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.16	Stock Option Agreement between us and James Jenness, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.17	Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.18	Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.19	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10. to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*	IBRF
10.20	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10. of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.21	Form of Non-Qualified Option Agreement for Senior Executives under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.22	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.23	Form of Non-Qualified Option Agreement for Non-Employee Director under 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.24	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.25	Restricted Stock Grant/Non-Compete Agreement between us and John Bryant, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended April 2, 2005, Commission file number 1-4171 (the “2005 Q1 Form 10-Q”).*	IBRF
10.26	Restricted Stock Grant/Non-Compete Agreement between us and Jeff Montie, incorporated by reference to Exhibit 10.2 of the 2005 Q1 Form 10-Q.*	IBRF
10.27	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.28	Agreement between us and James M. Jenness, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF
10.29	Letter Agreement between us and John A. Bryant, dated July 23, 2007, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 23, 2007, Commission file number 1-4171.*	IBRF
10.30	Agreement between us and James M. Jenness, dated February 22, 2008, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 22, 2008, Commission file number 1-4171.*	IBRF
10.31	Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.32	Amendment to Letter Agreement between us and John A. Bryant, dated December 18, 2008, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.33	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.34	2009-2011 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 20, 2009, Commission file number 1-4171.*	IBRF
10.35	Form of Option Terms and Conditions for SVP Executive Officers under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 20, 2009, Commission file number 1-4171.*	IBRF
10.36	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*	IBRF
10.37	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158825.*	IBRF
10.38	2010-2012 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2010, Commission file number 1-4171.*	IBRF
10.39	2011-2013 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.*	IBRF
10.40	Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.41	Letter Agreement between us and Gary Pilnick, dated May 20, 2008, incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, commission file number 1-4171.*	IBRF
10.42	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Appendix A of our Board of Directors’ proxy statement for the annual meeting of shareholders held on April 29, 2011.*	IBRF
10.43	2012-2014 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.44	Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.45	Form of Restricted Stock Terms and Conditions under 2009 Long-Term Incentive Plan.	E
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by John A. Bryant.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Ronald L. Dissinger.	E
32.1	Section 1350 Certification by John A. Bryant.	E
32.2	Section 1350 Certification by Ronald L. Dissinger.	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation LInkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.

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