Form 10-Q
period 2012-03-31
KELLOGG CO
filed 2012-05-04
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes  ☐    No  ☒

Common Stock outstanding as of April 28, 2012 — 357,463,252 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	March 31, 2012 (unaudited)	December 31, 2011 *
Current assets
Cash and cash equivalents	$404	$460
Accounts receivable, net	1,304	1,188
Inventories:
Raw materials and supplies	264	247
Finished goods and materials in process	880	885
Deferred income taxes	197	149
Other prepaid assets	143	98

Total current assets	3,192	3,027

Property, net of accumulated depreciation of $4,967 and $4,847	3,295	3,281
Goodwill	3,628	3,623
Other intangibles, net of accumulated amortization of $49 and $49	1,454	1,454
Pension	190	150
Other assets	375	366

Total assets	$12,134	$11,901

Current liabilities
Current maturities of long-term debt	$1,525	$761
Notes payable	59	234
Accounts payable	1,186	1,189
Accrued advertising and promotion	461	410
Accrued income taxes	180	66
Accrued salaries and wages	172	242
Other current liabilities	428	411

Total current liabilities	4,011	3,313

Long-term debt	4,254	5,037
Deferred income taxes	648	637
Pension liability	550	560
Nonpension postretirement benefits	188	188
Other liabilities	419	404

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	530	522
Retained earnings	6,917	6,721
Treasury stock, at cost	(3,142)	(3,130)
Accumulated other comprehensive income (loss)	(2,348)	(2,458)

Total Kellogg Company equity	2,062	1,760

Noncontrolling interests	2	2

Total equity	2,064	1,762

Total liabilities and equity	$12,134	$11,901

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended
(Results are unaudited)	March 31, 2012	April 2, 2011
Net sales	$3,440	$3,485

Cost of goods sold	2,069	2,064
Selling, general and administrative expense	836	849

Operating profit	535	572

Interest expense	33	67
Other income (expense), net	13	—

Income before income taxes	515	505
Income taxes	157	140
Net income	$358	$365
Net income (loss) attributable to noncontrolling interests	—	(1)
Net income attributable to Kellogg Company	$358	$366

Per share amounts:
Basic	$1.00	$1.00
Diluted	$1.00	$1.00

Dividends per share	$0.430	$0.405

Average shares outstanding:
Basic	357	365
Diluted	359	368

Actual shares outstanding at period end	357	362

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions)

	Quarter ended March 31, 2012
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$358
Other comprehensive income, before tax:
Foreign currency translation adjustments	$95	$2	97
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(8)	3	(5)
Reclassification to net income	4	(1)	3
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(19)	5	(14)
Prior service credit (cost)	(1)	—	(1)
Reclassification to net income:
Net experience loss	41	(14)	27
Prior service cost	4	(1)	3
Other comprehensive income (loss)	$116	$(6)	$110
Comprehensive income			$468

	Quarter ended April 2, 2011
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$365
Other comprehensive income, before tax:
Foreign currency translation adjustments	$109	$—	109
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	11	(4)	7
Reclassification to net income	(8)	3	(5)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(12)	4	(8)
Prior service credit (cost)	(1)	—	(1)
Reclassification to net income:
Net experience loss	32	(11)	21
Prior service cost	3	(1)	2
Other comprehensive income (loss)	$134	$(9)	$125
Comprehensive income			$490

Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Common stock		Capital in excess of par value	Retained	Treasury stock		Accumulated other comprehensive	Total Kellogg Company	Non- controlling	Total	Total comprehensive
(unaudited)	shares	amount		earnings	shares	amount	income (loss)	equity	interests	equity	income (loss)
Balance, January 1, 2011	419	$105	$495	$6,122	54	$(2,650)	$(1,914)	$2,158	$(4)	$2,154
Common stock repurchases					15	(793)		(793)		(793)
Acquisition of noncontrolling interest			(8)					(8)	8	—
Net income (loss)				1,231				1,231	(2)	1,229	$1,229
Dividends				(604)				(604)		(604)
Other comprehensive loss							(544)	(544)		(544)	(544)
Stock compensation			26					26		26
Stock options exercised and other			9	(28)	(7)	313		294		294

Balance, December 31, 2011	419	$105	$522	$6,721	62	$(3,130)	$(2,458)	$1,760	$2	$1,762	$685
Common stock repurchases					1	(63)		(63)		(63)
Net income				358				358		358	358
Dividends				(153)				(153)		(153)
Other comprehensive income							110	110		110	110
Stock compensation			10					10		10
Stock options exercised and other	1		(2)	(9)	(1)	51		40		40

Balance, March 31, 2012	420	$105	$530	$6,917	62	$(3,142)	$(2,348)	$2,062	$2	$2,064	$468

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Quarter ended
(unaudited)	March 31, 2012	April 2, 2011
Operating activities
Net income	$358	$365
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	95	89
Deferred income taxes	(53)	6
Other	28	6
Postretirement benefit plan contributions	(25)	(178)
Changes in operating assets and liabilities:
Trade receivables	(168)	(301)
Inventories	(14)	81
Accounts payable	1	50
Accrued income taxes	174	190
Accrued interest expense	44	(16)
Accrued and prepaid advertising, promotion and trade allowances	17	21
Accrued salaries and wages	(70)	25
All other current assets and liabilities	(47)	(28)

Net cash provided by operating activities	340	310

Investing activities
Additions to properties	(63)	(103)
Other	6	4

Net cash used in investing activities	(57)	(99)

Financing activities
Net issuances (reductions) of notes payable	(178)	1,031
Reductions of long-term debt	—	(946)
Net issuances of common stock	41	122
Common stock repurchases	(63)	(329)
Cash dividends	(153)	(148)
Other	(2)	4

Net cash used in financing activities	(355)	(266)

Effect of exchange rate changes on cash and cash equivalents	16	15

Decrease in cash and cash equivalents	(56)	(40)
Cash and cash equivalents at beginning of period	460	444

Cash and cash equivalents at end of period	$404	$404

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended March 31, 2012 (unaudited)

Note 1 Accounting policies

Basis of presentation

The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2011 Annual Report on Form 10-K.

The condensed balance sheet data at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended March 31, 2012 are not necessarily indicative of the results to be expected for other interim periods or the full year.

New accounting standards

Presentation of Comprehensive Income. In June 2011, the FASB issued a new accounting standard requiring most entities to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new standard included a requirement to present reclassification adjustments out of accumulated other comprehensive income by component on the face of the financial statements. In December, 2011, the reclassification requirement within the new standard was indefinitely deferred. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and was adopted by the Company on a retrospective basis at the beginning of its 2012 fiscal year.

Goodwill impairment testing. In September 2011, the FASB amended the ASC to allow entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the updated standard an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The updated standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and will be adopted by the Company in connection with its annual goodwill impairment evaluation in the fourth quarter of 2012.

Note 2 Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the quarter ended March 31, 2012 are presented in the following table.

Carrying amount of goodwill

(millions)	U.S. Morning Foods & Kashi	U.S. Snacks	North America Other	Europe	Asia Pacific	Consolidated
December 31, 2011	$80	$3,257	$202	$57	$27	$3,623
Currency translation adjustment	—	—	—	5	—	5

March 31, 2012	$80	$3,257	$202	$62	$27	$3,628

Intangible assets subject to amortization

	Gross carrying amount		Accumulated amortization
(millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Trademarks	$ 19	$ 19	$ 17	$ 17
Other	41	41	32	32
Total	$ 60	$ 60	$ 49	$ 49

For intangible assets in the preceding table, amortization was less than $1 million for each of the current and prior year comparable quarters. The currently estimated aggregate annual amortization expense for full-year 2012 and each of the four succeeding fiscal years is approximately $2 million.

Intangible assets not subject to amortization

	Total carrying amount
(millions)	March 31, 2012	December 31, 2011
Trademarks	$1,443	$1,443

Note 3 Exit or disposal activities

The Company views its continued spending on cost-reduction activities as part of its ongoing operating principles to provide greater visibility in achieving its long-term profit growth targets. Initiatives undertaken are expected to recover cash implementation costs within a five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.

Costs summary

During the quarter ended March 31, 2012, the Company recorded less than $1 million of exit costs related to two ongoing programs which will result in cost of goods sold (COGS) and selling, general and administrative (SGA) expense savings. During the quarter ended April 2, 2011, the company recorded $5 million of costs associated with exit or disposal activities in our European reportable segment, $4 million represented severance and $1 million for asset write-offs. Based on forecasted exchange rates, the Company currently expects to incur an additional $5 million in exit costs for these programs in 2012.

Total program costs incurred for these programs through March 31, 2012 were $92 million and includes $45 million for severance, $23 million for other cash costs including relocation of assets and employees, $20 million for pension costs and $4 million for asset write-offs. The costs impacted our reportable segments, as follows (in millions): U.S. Morning Foods and Kashi-$10; U.S. Snacks-$33; U.S. Specialty-$2; North America Other-$3; Europe-$39; Asia Pacific-$4; and Latin America-$1.

Refer to the footnotes within the Company’s 2011 Annual Report on Form 10-K for further information on these initiatives.

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 12 million and 7 million for the quarters ended March 31, 2012 and April 2, 2011, respectively.

Quarters ended March 31, 2012 and April 2, 2011:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2012
Basic	$358	357	$1.00
Dilutive potential common shares		2	—
Diluted	$358	359	$1.00
2011
Basic	$366	365	$1.00
Dilutive potential common shares		3	—

Diluted	$366	368	$1.00

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. During the quarter ended March 31, 2012, the Company repurchased approximately 1 million shares of common stock for a total of $63 million. During the quarter ended April 2, 2011, the Company repurchased approximately 6 million shares of common stock for a total of $324 million.

Comprehensive income

The Consolidated Statement of Comprehensive Income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all periods presented consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience losses and prior service cost related to employee benefit plans.

Accumulated other comprehensive income (loss) as of March 31, 2012 and December 31, 2011 consisted of the following:

(millions)	March 31, 2012	December 31, 2011
Foreign currency translation adjustments	$(799)	$(896)
Cash flow hedges — unrealized net gain (loss)	(11)	(9)
Postretirement and postemployment benefits:
Net experience loss	(1,470)	(1,483)
Prior service cost	(68)	(70)
Total accumulated other comprehensive income (loss)	$(2,348)	$(2,458)

Note 5 Debt

The following table presents the components of notes payable at March 31, 2012 and December 31, 2011:

(millions)	March 31, 2012		December 31, 2011
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$32	0.25%	$216	0.24%
Bank borrowings	27		18
Total	$59		$234

In the first quarter of 2012, the Company entered into interest rate swaps with notional amounts totaling $1.6 billion, which effectively converted the associated U.S. Dollar Notes from fixed rate to floating rate obligations. The effective interest rates on the associated debt obligations resulting from these derivative instruments as of March 31, 2012 were as follows: 1) seven-year 4.45% U.S. Dollar Notes due 2016—3.336%; 2) five-year 1.875% U.S. Dollar Notes due 2016—1.214% and 3) ten-year 4.15% U.S. Dollar Notes due 2019—2.786%. These derivative instruments were designated as fair value hedges.

In the first quarter of 2012, the Company entered into an unsecured 364-Day Term Loan Agreement (the “New Credit Agreement”) to fund, in part, the acquisition of the Pringles® business from The Procter & Gamble Company. The New Credit Agreement allows the Company to borrow up to $1 billion to fund, in part, the acquisition and pay related fees and expenses. The loans under the New Credit Agreement will mature and be payable in full 364 days after the date on which the loans are made. The New Credit Agreement contains customary representations, warranties and covenants, including restrictions on indebtedness, liens, sale and leaseback transactions, and a specified interest expense coverage ratio. If an event of default occurs, then, to the extent permitted under the New Credit Agreement, the administrative agent may (i) not earlier than the date on which the acquisition is or is to be consummated, terminate the commitments under the New Credit Agreement and (ii) accelerate any outstanding loans under the New Credit Agreement. There were no loans outstanding under the New Credit Agreement as of March 31, 2012.

Note 6 Stock compensation

The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, and to a lesser extent, executive performance shares and restricted stock grants. Additionally, the Company awards restricted stock to its non-employee directors. The interim information below should be read in conjunction with the disclosures included within the stock compensation footnote of the Company’s 2011 Annual Report on Form 10-K.

The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended
(millions)	March 31, 2012	April 2, 2011
Pre-tax compensation expense	$12	$10

Related income tax benefit	$4	$4

As of March 31, 2012, total stock-based compensation cost related to non-vested awards not yet recognized was $74 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the year-to-date periods ended March 31, 2012 and April 2, 2011, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2011 Annual Report on Form 10-K.

Year-to-date period ended March 31, 2012:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	24	$48
Granted	6	53
Exercised	(1)	42
Forfeitures and expirations	(1)	53

Outstanding, end of period	28	$49	6.9	$123

Exercisable, end of period	18	$47	5.5	$115

Year-to-date period ended April 2, 2011:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$47
Granted	5	53
Exercised	(3)	44
Forfeitures and expirations	—	—

Outstanding, end of period	28	$48	6.8	$166

Exercisable, end of period	20	$46	5.7	$144

The weighted-average fair value of options granted was $5.23 per share for the quarter ended March 31, 2012 and $7.59 per share for the quarter ended April 2, 2011. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended March 31, 2012:	16%	7.53	1.60%	3.30%
Grants within the year-to-date period ended April 2, 2011:	17%	6.98	3.07%	3.10%

The total intrinsic value of options exercised was $8 million for the quarter ended March 31, 2012 and $20 million for the quarter ended April 2, 2011.

Performance shares

In the first quarter of 2012, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2012 target grant currently corresponds to approximately 251,000 shares, with a grant-date fair value of $47 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at March 31, 2012, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	March 31, 2012
2010 Award	$21
2011 Award	$24
2012 Award	$27

The 2009 performance share award, payable in stock, was settled at 82% of target in February 2012 for a total dollar equivalent of $7 million.

Note 7 Employee benefits

The Company sponsors a number of U.S. and foreign pension, other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2011 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.

Pension

	Quarter ended
(millions)	March 31, 2012	April 2, 2011
Service cost	$ 28	$ 26
Interest cost	51	52
Expected return on plan assets	(92)	(92)
Amortization of unrecognized prior service cost	4	4
Recognized net loss	36	26
Settlement cost	—	1

Total pension expense	$ 27	$ 17

Other nonpension postretirement

	Quarter ended
(millions)	March 31, 2012	April 2, 2011
Service cost	$ 6	$ 6
Interest cost	13	16
Expected return on plan assets	(22)	(22)
Amortization of unrecognized prior service cost (credit)	—	(1)
Recognized net loss	4	5

Total postretirement benefit expense	$ 1	$ 4

Postemployment

	Quarter ended
(millions)	March 31, 2012	April 2, 2011
Service cost	$ 2	$ 2
Interest cost	1	1
Recognized net loss	1	1

Total postemployment benefit expense	$ 4	$ 4

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
March 31, 2012	$ 21	$ 4	$ 25
April 2, 2011	$174	$ 4	$178
Full year:
Fiscal year 2012 (projected)	$ 34	$17	$ 51
Fiscal year 2011 (actual)	$180	$12	$192

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 8 Income taxes

The consolidated effective tax rate for the quarter ended March 31, 2012, of 30% was higher than the prior year’s rate of 28%. The first quarter of 2011 benefited from an international legal restructuring.

As of March 31, 2012, the Company classified $14 million of unrecognized tax positions as a net current liability, representing several income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance, expected to be settled within one year, offset by $8 million of projected additions. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the quarter ended March 31, 2012; $51 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 31, 2011	$66
Tax positions related to current year:
Additions	2
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	—
Settlements	—
March 31, 2012	$68

For the quarter ended March 31, 2012, the Company recognized an increase of $1 million of tax-related interest and penalties and had $17 million accrued at March 31, 2012.

Note 9 Derivative instruments and fair value measurements

The Company is exposed to certain market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices, which exist as a part of its ongoing business operations. Management uses derivative financial and commodity instruments, including futures, options, and swaps, where appropriate, to manage these risks. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged.

The Company designates derivatives as cash flow hedges, fair value hedges, net investment hedges, and uses other contracts to reduce volatility in interest rates, foreign currency and commodities. As a matter of policy, the Company does not engage in trading or speculative hedging transactions.

Total notional amounts of the Company’s derivative instruments as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
(millions)	2012	2011
Foreign currency exchange contracts	$1,140	$1,265
Interest rate contracts	2,450	600
Commodity contracts	129	175

Total	$3,719	$2,040

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at March 31, 2012 and December 31, 2011, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of March 31, 2012 or December 31, 2011.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of March 31, 2012 and December 31, 2011:
	Level 1		Level 2		Total
Derivatives designated as hedging instruments (millions)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011

Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$—	$ 7	$ 11	$ 7	$ 11
Interest rate contracts:
Other assets	—	—	21	23	21	23
Commodity contracts:
Other prepaid assets	—	2	—	—	—	2

Total assets	$—	$ 2	$ 28	$ 34	$ 28	$ 36
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$—	$ (3)	$(18)	$ (3)	$(18)
Interest rate contracts:
Other liabilities	—	—	(9)	—	(9)	—
Commodity contracts:
Other current liabilities	(3)	(4)	(13)	(12)	(16)	(16)
Other liabilities	—	—	(35)	(34)	(35)	(34)

Total liabilities	$ (3)	$ (4)	$(60)	$(64)	$(63)	$(68)

The fair value of non designated hedging instruments as of March 31, 2012 and December 31, 2011 was immaterial.

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended March 31, 2012 and April 2, 2011 was as follows:

Derivatives in fair value hedging relationships (millions)						Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
							March 31, 2012	April 2, 2011
Foreign currency exchange contracts						Other income (expense), net	$15	$22
Interest rate contracts						Interest expense	1	—
Total							$16	$22

(a) Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011		March 31, 2012	April 2, 2011
Foreign currency exchange contracts	$(2)	$(2)	COGS	$—	$(2)	Other income (expense), net	$—	$(1)
Foreign currency exchange contracts	—	(1)	SGA expense	—	—	Other income (expense), net	—	—
Interest rate contracts	—	(1)	Interest expense	1	1	N/A	—	—
Commodity contracts	(6)	15	COGS	(5)	9	Other income (expense), net	—	—

Total	$(8)	$11		$(4)	$8		$—	$(1)

(a)    Includes the ineffective portion and amount excluded from effectiveness testing.

During the next 12 months, the Company expects $12 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at March 31, 2012 to be reclassified to income, assuming market rates remain constant through contract maturities.

Derivatives in net investment hedging relationships (millions)							Gain (loss) recognized in AOCI
							March 31, 2012	April 2, 2011
Foreign currency exchange contracts							$(6)	$—
Total							$(6)	$—

Derivatives not designated as hedging instruments (millions)						Location of gain (loss) recognized in income	Gain (loss) recognized in income
							March 31, 2012	April 2, 2011
Interest rate contracts						Interest expense	26	(3)
Total							$26	$(3)

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Ba1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on

March 31, 2012 was $45 million. If the credit-risk-related contingent features were triggered as of March 31, 2012, the Company would be required to post additional collateral of $41 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of March 31, 2012 triggered by credit-risk-related contingent features, however, there was $4 million of collateral posted under the reciprocal collateralization agreements as discussed under counterparty credit risk concentration below.

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at March 31, 2012:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$1,549	$1,525
Long-term debt	4,822	4,254
Total	$6,371	$5,779

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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. There were no counterparties representing a concentration of credit risk to the Company at March 31, 2012.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. As of March 31, 2012 the Company had posted collateral of $4 million in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 26% of consolidated trade receivables at March 31, 2012.

Note 10 Reportable segments

Kellogg Company is the world’s leading producer of cereal and a leading producer of snacks and frozen foods, including cookies, crackers, toaster pastries, cereal bars, fruit-flavored snacks, frozen waffles, and veggie foods. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States and United Kingdom.

The Company currently manages its operations through nine operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. Beginning in the fourth quarter of 2011, the Company has the following reportable segments: U.S. Morning Foods and Kashi; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. In addition, subsequent to the filing of the Company’s Annual Report on Form 10-K, the Company reclassified certain customers between reportable segments within North America. Segment results of prior periods were recast to conform to the current presentation. The reportable segments are discussed in greater detail below.

U.S. Morning Foods and Kashi aggregates the U.S. Morning Foods and U.S. Kashi operating segments. The U.S. Morning Foods operating segment includes cereal, toaster pastries, and health and wellness products generally marketed under the Kellogg’s name. The U.S. Kashi operating segment represents Kashi-branded cereal, cereal bars, crackers, cookies and Stretch Island fruit snacks.

U.S. Snacks represents the U.S. snacks business which includes products such as cookies, crackers, cereal bars and fruit-flavored snacks.

U.S. Specialty primarily represents the food service, convenience and Girl Scouts businesses. The food service business is mostly non-commercial, servicing institutions such as schools and hospitals.

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

	Quarter ended
(millions)	March 31, 2012	April 2, 2011
Net sales
U.S. Morning Foods & Kashi	$941	$958
U.S. Snacks	742	725
U.S. Specialty	348	323
North America Other	368	358
Europe	538	621
Latin America	270	261
Asia Pacific	233	239

Consolidated	$3,440	$3,485

Operating profit
U.S. Morning Foods & Kashi	$159	$181
U.S. Snacks	118	124
U.S. Specialty	71	65
North America Other	70	70
Europe	78	101
Latin America	51	48
Asia Pacific	34	31

Total Reportable Segments	581	620
Corporate	(46)	(48)

Consolidated	$535	$572

KELLOGG COMPANY

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Overview

For more than 100 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. Kellogg Company is the world’s leading producer of cereal and a leading producer of snacks and frozen foods, including cookies, crackers, toaster pastries, cereal bars, fruit-flavored snacks, frozen waffles and veggie foods. Kellogg products are manufactured and marketed globally.

We manage our operations through nine operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. We report results of operations in the following reportable segments: U.S. Morning Foods & Kashi; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. In addition, subsequent to the filing of our Annual Report on Form 10-K, we reclassified certain customers between reportable segments within North America. Segment results of prior periods were modified to conform to the current presentation.

We manage our Company for sustainable performance defined by our long-term annual growth targets. These targets are 3 to 4% for internal net sales, mid single-digit (4 to 6%) for internal operating profit, and high single-digit (7 to 9%) for diluted net earnings per share. Internal net sales and internal operating profit exclude the impact of foreign currency translation, acquisitions, dispositions and shipping day differences.

On February 15, 2012 we announced that we entered into an agreement to acquire The Procter & Gamble Company’s Pringles® business for $2.695 billion, subject to a working capital adjustment at closing, which is expected to be funded from cash-on-hand and the issuance of approximately $2 billion of short and long-term debt. The transaction is expected to close around or before the middle of the year, subject to certain customary closing conditions.

For the quarter ended March 31, 2012, our reported net sales decreased by 1% and our internal net sales were flat. Reported operating profit decreased by 6%, while internal operating profit also declined by 6%. Results in both of these measures were below our expectations. Diluted earnings per share (EPS) was flat compared to the prior year at $1.00, in line with expectations. Diluted earnings per share includes $.05 benefit resulting from a gain on interest rate derivatives associated with the pending acquisition of Pringles®. A difficult operating environment and some issues specific to Kellogg in Europe and a slow start in our U.S. Morning Foods & Kashi segment resulted in flat top-line results. Our operating profit was negatively impacted by continued commodity inflation, soft performance in Europe, and timing of investments in our supply chain.

For the full year 2012, we have lowered our outlook for internal net sales to increase by approximately 2 to 3%. We have also lowered our outlook for internal operating profit and EPS to reflect the lower sales expectations and to allow for continued investment in the business. We expect internal operating profit to be down 2 to 4%. We now expect reported EPS to be lower by 2 to 6%, in the range of $3.18 to $3.30, including the impact of the Pringles® acquisition.

Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the first quarter of 2012 versus 2011:

(dollars in millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consoli- dated
2012 net sales	$941	$742	$348	$368	$538	$270	$233	$—	$3,440

2011 net sales	$958	$725	$323	$358	$621	$261	$239	$—	$3,485

% change—2012 vs. 2011:
Internal business (a)	(1.7)%	2.3%	7.8%	3.4%	(10.4)%	7.5%	1.6%	—%	(.1)%
Dispositions (b)	—%	—%	—%	—%	—%	—%	(4.0)%	—%	(.3)%
Foreign currency impact	—%	—%	—%	(.8)%	(3.0)%	(3.8)%	(.1)%	—%	(.9)%

Total change	(1.7)%	2.3%	7.8%	2.6%	(13.4)%	3.7%	(2.5)%	—%	(1.3)%
(dollars in millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consoli- dated
2012 operating profit	$159	$118	$71	$70	$78	$51	$34	$(46)	$535

2011 operating profit	$181	$124	$65	$70	$101	$48	$31	$(48)	$572

% change—2012 vs. 2011:
Internal business	(12.2)%	(4.6)%	8.1%	.9%	(19.8)%	10.6%	(.6)%	4.2%	(6.1)%
Dispositions (b)	—%	—%	—%	—%	—%	—%	5.7%	—%	.3%
Foreign currency impact	—%	—%	—%	(.8)%	(2.3)%	(4.4)%	3.3%	—%	(.7)%
Total change	(12.2)%	(4.6)%	8.1%	.1%	(22.1)%	6.2%	8.4%	4.2%	(6.5)%

(a)	Growth rate includes volume and price/mix.
(b)	Impact of results for the quarter ended March 31, 2012 from the divestiture of Navigable Foods.

Our reported consolidated net sales declined by 1%. Volume was down 5% in the quarter due to weakness in Europe, a slow start to the year in the U.S. Morning Foods & Kashi segment and the disposition of our snacks business in China. Pricing/mix increased net sales by 4%. Foreign exchange provided an unfavorable impact of almost 1%.

Internal net sales in our North America business increased by 2%. This increase was driven by a 5% improvement in pricing/mix which was partially offset by a 3% decline in volume.

Internal net sales for U.S. Morning Foods & Kashi declined 2% as a result of decreased volume which was partially offset by favorable pricing/mix. This segment has two product groups, cereal and select snacks and drinks. Cereal’s internal net sales declined as a result of softer volumes driven by higher than expected elasticity resulting from increased prices. Snacks (toaster pastries, Kashi-branded cereal bars, crackers, cookies, Stretch Island fruit snacks, and health and wellness products) internal net sales declined as a result of soft performance in our Pop-Tarts® business, partially offset by growth in our health and wellness and Kashi businesses.

Internal net sales in U.S. Snacks increased by 2% as a result of favorable pricing/mix which was partially offset by decreased volume. This business consists of cookies, crackers, cereal bars, and fruit-flavored snacks. The sales growth was the result of strong crackers consumption behind Special K Cracker Chips® and Cheez-it® innovation which contributed to a solid improvement in our cracker category share. The cookies business posted solid sales growth and was favorably impacted by the Keebler® master brand initiative. Sales for the Wholesome Snacks business declined at a mid-single-digit rate partially due to innovation timing and competitor activity.

Internal net sales in U.S. Specialty increased by 8% as a result of favorable pricing/mix and increased volume. Sales growth was due to innovations in frozen foods and crackers, contributing to share gains in both the Convenience and Foodservice channels.

Internal net sales in North America Other (U.S. Frozen and Canada) increased by 3% due to a 4% improvement in pricing/mix mitigated by a 1% decline in volume. Sales growth was the result of our U.S. Frozen business posting double-digit growth while gaining share as a result of increased brand-building support behind innovation activity. Sales in the Canadian business decreased due to lapping strong growth in the first quarter of 2011 as a result of customers forward buy for an April price increase.

Our International segments’ internal net sales were down 4% as a result of a 7% decline in volume which was partially offset by a 3% improvement in pricing/mix. Europe’s internal net sales declined 10% driven by a 12% decline in volume partially offset by a 2% improvement in pricing/mix. The decline was due to the difficult operating environment and some issues specific to Kellogg. Around half the decline was from lower consumption as consumers adjusted to new pricing levels. The remainder was due to the timing of events and innovation as well as customer disputes on the continent. Latin America’s internal net sales growth was 7% due to a 10% increase in pricing/mix, partially offset by a 3% decline in volume. Latin America results were driven by successful innovation and brand building support. Internal net sales in Asia Pacific grew 2% as a result of a 4% improvement in volume partially offset by 2% unfavorable pricing/mix. Asia Pacific’s growth was driven by strong performance across most of Asia, as well as South Africa.

Consolidated operating profit declined by 6% on both a reported basis and an internal basis. The decline was due to higher input costs, weak results in Europe, and timing of supply chain investments. Internal operating profit in U.S. Morning Foods & Kashi declined by 12%, U.S. Snacks declined by 5%, U.S. Specialty improved by 8%, North America Other grew by 1%, Europe declined by 20%, Latin America increased by 11% and Asia Pacific declined by 1%. U.S. Morning Foods & Kashi’s decline was attributable to soft sales in cereal and snacks, increased commodity costs and timing of investments in supply chain. U.S. Snacks’ decline was attributable to increased commodity costs and timing of investments in supply chain. U.S. Specialty’s increase was attributable to strong sales, partially offset by increased commodity costs. North America Other’s increase was the result of strong sales in our U.S. Frozen business. Europe’s internal operating profit decline was attributable to lower sales due to the difficult operating environment and some issues specific to Kellogg. Around half the decline was from lower consumption as consumers adjusted to new pricing levels. The remainder was due to the timing of events and innovation as well as customer disputes on the continent. Latin America’s internal operating profit increase was due to net sales growth. Asia Pacific’s internal operating profit decline was attributable to some weakness in Australia and difficult comparisons in Japan.

Margin performance

Margin performance for the first quarter of 2012 versus 2011 is as follows:

Quarter	2012	2011	Change vs. prior year (pts.)
Gross margin (a)	39.9%	40.8%	(0.9)
SGA (b)	(24.4)%	(24.4)%	—
Operating margin	15.5%	16.4%	(0.9)

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.
(b)	Selling, general, and administrative expense as a percentage of net sales.

Our gross profit margin for the quarter was 90 basis points lower than in the same period in 2011. This reduction was due to continued commodity inflation and the timing of investments in our supply chain infrastructure across our U.S. network. Our selling, general and administrative (SGA) expense as a percentage of net sales reflected no change compared to the prior year as slight increases in overhead and research and development were offset by slight declines in brand-building which reflects the timing of our investment across the year and a difficult year-ago comparison. As a result of lower gross margin our operating margin was down by 90 basis points.

For the full year, we expect gross margin to remain under pressure and be down approximately 50 to 100 basis points compared to 2011.

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

Interest expense

For the quarter ended March 31, 2012, interest expense was $33 million as compared to the quarter ended April 2, 2011 with interest expense of $67 million. Current year interest expense was lower than the prior year due to a $26 million pre-tax gain on interest rate derivatives associated with the pending acquisition of Pringles®.

Income taxes

The consolidated effective income tax rate was 30% for the quarter ended March 31, 2012, as compared to 28% for the comparable quarter of 2011. Refer to Note 8 of the Consolidated Financial Statements for further discussion.

For the full year 2012, we currently expect the consolidated effective income tax rate to be approximately 30%. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory rates. Additionally, the rate could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

Liquidity and capital resources

Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of our cash flows:

	Quarter ended
(millions)	March 31, 2012	April 2, 2011
Net cash provided by (used in):
Operating activities	$340	$310
Investing activities	(57)	(99)
Financing activities	(355)	(266)
Effect of exchange rates on cash and cash equivalents	16	15
Net decrease in cash and cash equivalents	$(56)	$(40)

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the first quarter of 2012, amounted to $340 million, an increase of $30 million over the same period in 2011. The increase compared to the prior year is primarily due to reducing trade receivables and lower postretirement benefit plan contributions during first quarter 2012, partially offset by increases in inventories and incentive compensation payments.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 27 days and 22 days for the 12 month periods ended March 31, 2012 and April 2, 2011, respectively. Compared with the 12 month period ended April 2, 2011, the unfavorable impact on the 2012 cash conversion cycle resulted from higher days of inventory, primarily due to lower than expected sales in 2012.

Our pension and other postretirement benefit plan contributions amounted to $25 million and $178 million for the first quarter of 2012 and 2011, respectively. For the full year 2012, we currently expect that our contributions to pension and other postretirement plans will total approximately $50 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Quarter ended		Change versus prior year
(millions)	March 31, 2012	April 2, 2011
Net cash provided by operating activities	$340	$310	9.7%
Additions to properties	(63)	(103)

Cash flow	$277	$207	33.8%

For 2012, we are projecting cash flow (as defined) to be approximately $1.1 billion to $1.2 billion including the benefit of the proposed acquisition of Pringles®.

Investing activities

Our net cash used in investing activities for the first quarter of 2012 amounted to $57 million compared to $99 million in the same period of 2011. The year-over-year decrease was primarily attributable to the timing of our capital projects. For full-year 2012, we project capital spending of approximately 4 to 5% of net sales.

Financing activities

Our net cash used in financing activities for first quarter of 2012 amounted to $355 million compared to $266 million for the same period in 2011. There was an overall reduction in long-term debt compared to the prior year, which was partially offset by lower common stock repurchases.

On April 23, 2010, our board of directors authorized a $2.5 billion, three-year share repurchase program for 2010 through 2012. As of March 31, 2012, total purchases under the repurchase authorization amounted to 37 million shares totaling $1.9 billion, with $63 million repurchased in 2012. We expect to reduce our share repurchases significantly to allow us to pay down debt associated with the pending acquisition of Pringles®. Actual repurchases could be different from our current expectations, as influenced by factors such as the impact of changes in our stock price and other competing priorities.

We paid cash dividends of $153 million in the first quarter of 2012, compared to $148 million during the same period in 2011. In April 2012, the board of directors declared a dividend of $.43 per common share, payable June 15, 2012 to shareholders of record at close of business on June 1, 2012. The dividend is consistent with our current plan to maintain our dividend pay-out between 40% and 50% of reported net income.

In the first quarter of 2012, we entered into an unsecured 364-Day Term Loan Agreement (the “New Credit Agreement”) to fund, in part, the acquisition of the Pringles® business from The Procter & Gamble Company. The New Credit Agreement allows the Company to borrow up to $1 billion to fund, in part, the acquisition and pay related fees and expenses. (See Note 5 within for additional information on the 364-Day Term Loan Agreement.)

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

Forward-looking statements

This Report contains “forward-looking statements” with projections concerning, among other things, the pending acquisition of the Pringles® business, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expects,” “believes,” “will,” “can,” “anticipates,” “projects,” “should,” “estimates,” “implies,” or words or phrases of similar meaning. For example, forward-looking statements are found in Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:

•	the ability to complete the acquisition of the Pringles® business and the realization of the anticipated benefits from the acquisition in the amounts and at the times expected;

•	the impact of competitive conditions;

•	the effectiveness of pricing, advertising, and promotional programs;

•	the success of innovation, renovation and new product introductions;

•	the recoverability of the carrying value of goodwill and other intangibles;

•	the success of productivity improvements and business transitions;

•	commodity and energy prices;

•	labor costs;

•	disruptions or inefficiencies in supply chain;

•	the availability of and interest rates on short-term and long-term financing;

•	actual market performance of benefit plan trust investments;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	changes in consumer behavior and preferences;

•	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

•	legal and regulatory factors including changes in advertising and labeling laws and regulations;

•	the ultimate impact of product recalls;

•	business disruption or other losses from war, terrorist acts, or political unrest; and,

•	the risks and uncertainties described herein under Part II, Item 1A.

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

Refer to disclosures contained within Item 7A of our 2011 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of March 31, 2012.

During the quarter ended March 31, 2012, we entered into interest rate swaps in connection with certain U.S. Dollar Notes. Refer to disclosures contained in Note 5 within Notes to Consolidated Financial Statements.

In February 2012, we entered into forward starting interest swaps with notional amounts totaling $800 million, as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt, to fund, in part, the acquisition of the Pringles® business from The Procter & Gamble Company. These forward starting interest swaps were terminated in March 2012, resulting in a gain of $26 million, which was recorded as a decrease in interest expense for the quarter ended March 31, 2012. Also in March 2012, we entered into forward starting interest swaps with notional amounts totaling $300 million to replace a portion of the terminated forward starting interest swaps. These swaps had zero fair value at March 31, 2012. None of the forward starting interest swaps associated with our forecasted debt issuance were designated for hedge accounting.

The total notional amount of interest rate swaps and forward starting interest swaps at March 31, 2012 was $2.5 billion, representing a net settlement receivable of $12 million. The total notional amount of interest rate swaps at December 31, 2011 was $600 million, representing a settlement receivable of $23 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased annual interest expense by approximately $13 million at March 31, 2012 and $18 million at year-end December 31, 2011.

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

As of March 31, 2012, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the last fiscal quarter, we initiated the implementation of an upgrade to our existing enterprise resource planning (ERP) system within North America. This implementation has resulted in the modification of certain business processes and internal controls impacting financial reporting. During the implementation, which is expected to continue through 2013, we have taken the necessary steps to monitor and maintain appropriate internal controls impacting financial reporting. It is anticipated that, upon completion, implementation of this new ERP will enhance internal controls due to increased automation and further integration of related processes.

There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The risk factors disclosed under this Part II, Item 1A and in Part I, Item 1A to our Annual report on Form 10-K for the fiscal year ended December 31, 2011, in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
1/1/12-1/28/12	—	—	—	$650

Month #2:
1/29/12-2/25/12	1.3	$49.68	1.3	$587

Month #3:
2/26/12-3/31/12	—	—	—	$587

Total	1.3	$49.68	1.3

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012 for general corporate purposes and to offset issuances for employee benefit programs. In connection with the announcement of the pending acquisition of the Pringles® business, the Company announced that it expects to limit its share repurchases to proceeds received by the Company from employee option exercises for approximately 2 years.

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

KELLOGG COMPANY

/s/ R. L. Dissinger
R. L. Dissinger
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ M. A. Dangel
M. A. Dangel
Principal Accounting Officer; Vice President — Corporate Controller

Date: May 4, 2012

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