Form 10-Q
period 2012-06-30
KELLOGG CO
filed 2012-08-07
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes  ☐    No  ☒

Common Stock outstanding as of July 28, 2012 — 357,735,254 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	June 30, 2012 (unaudited)	December 31, 2011 *
Current assets
Cash and cash equivalents	$230	$460
Accounts receivable, net	1,420	1,188
Inventories:
Raw materials and supplies	282	247
Finished goods and materials in process	953	885
Deferred income taxes	176	149
Other prepaid assets	150	98

Total current assets	3,211	3,027

Property, net of accumulated depreciation of $4,976 and $4,847	3,561	3,281
Goodwill	5,044	3,623
Other intangibles, net of accumulated amortization of $49 and $49	2,193	1,454
Pension	195	150
Other assets	436	366

Total assets	$14,640	$11,901

Current liabilities
Current maturities of long-term debt	$1,518	$761
Notes payable	739	234
Accounts payable	1,226	1,189
Accrued advertising and promotion	486	410
Accrued income taxes	5	66
Accrued salaries and wages	215	242
Other current liabilities	417	411

Total current liabilities	4,606	3,313

Long-term debt	6,030	5,037
Deferred income taxes	644	637
Pension liability	595	560
Nonpension postretirement benefits	181	188
Other liabilities	431	404

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	541	522
Retained earnings	7,061	6,721
Treasury stock, at cost	(3,118)	(3,130)
Accumulated other comprehensive income (loss)	(2,438)	(2,458)

Total Kellogg Company equity	2,151	1,760

Noncontrolling interests	2	2

Total equity	2,153	1,762

Total liabilities and equity	$14,640	$11,901

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales	$3,474	$3,386	$6,914	$6,871

Cost of goods sold	2,060	1,943	4,129	4,007
Selling, general and administrative expense	929	900	1,765	1,749

Operating profit	485	543	1,020	1,115

Interest expense	89	53	122	120
Other income (expense), net	7	(1)	20	(1)

Income before income taxes	403	489	918	994
Income taxes	102	147	259	287
Net income	$301	$342	$659	$707
Net income (loss) attributable to noncontrolling interests	—	(1)	—	(2)
Net income attributable to Kellogg Company	$301	$343	$659	$709

Per share amounts:
Basic	$0.84	$0.94	$1.85	$1.95
Diluted	$0.84	$0.94	$1.84	$1.93

Dividends per share	$0.430	$0.405	$0.860	$0.810

Average shares outstanding:
Basic	357	363	357	364
Diluted	359	366	359	367

Actual shares outstanding at period end			358	362

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions)

	Quarter ended June 30, 2012			Year-to-date period ended June 30, 2012
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$301			$659
Other comprehensive income:
Foreign currency translation adjustments	$(123)	$—	(123)	$(28)	$2	(26)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	—	—	—	(8)	3	(5)
Reclassification to net income	5	(2)	3	9	(3)	6
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	3	(2)	1	(16)	3	(13)
Prior service credit (cost)	1	—	1	—	—	—
Reclassification to net income:
Net experience loss	39	(13)	26	80	(27)	53
Prior service cost	3	(1)	2	7	(2)	5
Other comprehensive income (loss)	$(72)	$(18)	$(90)	$44	$(24)	$20
Comprehensive income			$211			$679

	Quarter ended July 2, 2011			Year-to-date period ended July 2, 2011
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$342			$707
Other comprehensive income:
Foreign currency translation adjustments	$34	$—	34	$143	$—	143
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(46)	16	(30)	(35)	12	(23)
Reclassification to net income	(3)	1	(2)	(11)	4	(7)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(1)	—	(1)	(13)	4	(9)
Prior service credit (cost)	—	—	—	(1)	—	(1)
Reclassification to net income:
Net experience loss	32	(11)	21	64	(22)	42
Prior service cost	3	(1)	2	6	(2)	4
Other comprehensive income (loss)	$19	$5	$24	$153	$(4)	$149
Comprehensive income			$366			$856

Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Common stock		Capital in excess of par value	Retained	Treasury stock		Accumulated other comprehensive	Total Kellogg Company	Non- controlling	Total	Total comprehensive

(unaudited)	shares	amount		earnings	shares	amount	income (loss)	equity	interests	equity	income (loss)
Balance, January 1, 2011	419	$105	$495	$6,122	54	$(2,650)	$(1,914)	$2,158	$(4)	$2,154
Common stock repurchases					15	(793)		(793)		(793)
Acquisition of noncontrolling interest			(8)					(8)	8	—
Net income (loss)				1,231				1,231	(2)	1,229	$1,229
Dividends				(604)				(604)		(604)
Other comprehensive loss							(544)	(544)		(544)	(544)
Stock compensation			26					26		26
Stock options exercised and other			9	(28)	(7)	313		294		294
Balance, December 31, 2011	419	$105	$522	$6,721	62	$(3,130)	$(2,458)	$1,760	$2	$1,762	$685
Common stock repurchases					1	(63)		(63)		(63)
Net income				659				659	—	659	659
Dividends				(306)				(306)		(306)
Other comprehensive income							20	20		20	20
Stock compensation			17					17		17
Stock options exercised and other	1		2	(13)	(1)	75		64		64
Balance, June 30, 2012	420	$105	$541	$7,061	62	$(3,118)	$(2,438)	$2,151	$2	$2,153	$679

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Year-to-date period ended
(unaudited)	June 30, 2012	July 2, 2011
Operating activities
Net income	$ 659	$ 707
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	194	175
Deferred income taxes	(38)	(1)
Other	34	25
Postretirement benefit plan contributions	(32)	(183)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(69)	(285)
Inventories	(2)	39
Accounts payable	32	59
Accrued income taxes	(21)	122
Accrued interest expense	(1)	(18)
Accrued and prepaid advertising, promotion and trade allowances	48	6
Accrued salaries and wages	(27)	51
All other current assets and liabilities	(97)	(51)

Net cash provided by operating activities	680	646

Investing activities
Additions to properties	(155)	(243)
Acquisitions, net of cash acquired	(2,674)	—
Other	6	5

Net cash used in investing activities	(2,823)	(238)

Financing activities
Net issuances of notes payable	500	687
Issuances of long-term debt	1,727	397
Reductions of long-term debt	—	(946)
Net issuances of common stock	65	249
Common stock repurchases	(63)	(518)
Cash dividends	(306)	(296)
Other	(3)	10

Net cash provided by (used in) financing activities	1,920	(417)

Effect of exchange rate changes on cash and cash equivalents	(7)	22

Increase (decrease) in cash and cash equivalents	(230)	13
Cash and cash equivalents at beginning of period	460	444

Cash and cash equivalents at end of period	$ 230	$ 457

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended June 30, 2012 (unaudited)

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

The condensed balance sheet data at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended June 30, 2012 are not necessarily indicative of the results to be expected for other interim periods or the full year.

New accounting standards

Presentation of Comprehensive Income. In June 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard requiring most entities to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The new standard included a requirement to present reclassification adjustments out of accumulated other comprehensive income by component on the face of the financial statements. In December 2011, the reclassification requirement within the new standard was deferred until further guidance is issued on this topic. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and was adopted by the Company on a retrospective basis at the beginning of its 2012 fiscal year.

Goodwill impairment testing. In September 2011, the FASB issued an updated accounting standard to allow entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the updated standard an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The updated standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and will be adopted by the Company in connection with its annual goodwill impairment evaluation in the fourth quarter of 2012.

Note 2 Acquisitions, goodwill and other intangibles

Pringles® acquisition

On May 31, 2012, the Company completed its acquisition of the Pringles® business (Pringles) from The Procter & Gamble Company (P&G) for $2.695 billion, or $2.684 billion net of cash and cash equivalents, subject to certain purchase price adjustments. Through June 30, 2012, the net purchase price adjustments have resulted in a reduction of the purchase price by approximately $10 million. The purchase price, net of cash and cash equivalents, totals $2.674 billion. The acquisition was accounted for under the purchase method and was financed through a combination of cash on hand, and short-term and long-term debt. The assets and liabilities of Pringles are included in the Consolidated Balance Sheet as of June 30, 2012 and the results of the Pringles operations subsequent to the acquisition date are included in the Consolidated Statement of Income.

The acquired assets and assumed liabilities include the following:

(millions)	May 31, 2012
Accounts receivable, net	$130
Inventories	103
Other prepaid assets	17
Property	330
Goodwill	1,419
Other intangibles:
Definite-lived intangible assets	9
Brand	727
Other assets:
Deferred income taxes	15
Other	13
Notes payable	(3)
Accounts payable	(9)
Other current liabilities	(28)
Other liabilities	(49)
$2,674

Goodwill of $713 million is expected to be deductible for statutory tax purposes.

Goodwill is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded as part of the acquisition primarily reflects the value of providing an established platform to leverage the Company’s existing brands in the international snacks category, synergies expected to arise from the combined brand portfolios, as well as any intangible assets that do not qualify for separate recognition.

The above amounts represent the preliminary allocation of purchase price, which will include the allocation to reportable segments, and are subject to revision when appraisals are finalized, which is expected to occur during the remainder of 2012.

As part of the Pringles acquisition, we incurred $31 million in transaction fees and other integration-related costs in the second quarter of 2012 which are recorded in selling, general and administrative (SGA). In addition, we incurred $5 million in fees for a bridge financing facility which are recorded in other income (expense), net.

Pringles contributed net revenues of $119 million and net earnings of $7 million from June 1, 2012 through June 30, 2012. The unaudited pro forma combined historical second quarter and year-to-date results, as if Pringles had been acquired at the beginning of fiscal 2011 are estimated to be:

	Quarter ended		Year-to-date period ended
(millions, except per share data)	June 30, 2012	July 02, 2011	June 30, 2012	July 02, 2011
Net sales	$3,792	$3,795	$7,579	$7,618

Net income	$341	$382	$705	$753
Net income (loss) attributable to noncontrolling interests	—	(1)	—	(2)
Net income attributable to Kellogg Company	$341	$383	$705	$755

Net earnings per share	$0.95	$1.05	$1.96	$2.06

The pro forma results include transaction and bridge financing costs, interest expense on the debt issued to finance the acquisition, amortization of the definite lived intangible assets, and depreciation based on estimated fair value and useful lives. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2011, nor are they necessarily indicative of future consolidated results.

Changes in the carrying amount of goodwill including the preliminary allocation of goodwill resulting from the Pringles acquisition to the Company’s reportable segments for the quarter ended June 30, 2012 are presented in the following table.

Carrying amount of goodwill

(millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consolidated
December 31, 2011	$80	$3,257	$—	$202	$57	$—	$27	$3,623
Pringles goodwill	147	466	43	57	478	75	153	1,419
Currency translation adjustment	—	—	—	—	2	—	—	2
June 30, 2012	$227	$3,723	$43	$259	$537	$75	$180	$5,044

Intangible assets subject to amortization

(millions)

Gross carrying amount	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consolidated
December 31, 2011	$33	$18	$—	$—	$2	$7	$—	$60
Pringles customer relationships	—	3	—	—	5	—	1	9
June 30, 2012	$33	$21	$—	$—	$7	$7	$1	$69

Accumulated Amortization
December 31, 2011	$31	$9	$—	$—	$2	$7	$—	$49
Amortization	—	—	—	—	—	—	—	—
June 30, 2012	$31	$9	$—	$—	$2	$7	$—	$49

Intangible assets subject to amortization, net
December 31, 2011	$2	$9	$—	$—	$—	$—	$—	$11
Pringles customer relationships	—	3	—	—	5	—	1	9
June 30, 2012	$2	$12	$—	$—	$5	$—	$1	$20

For intangible assets in the preceding table, amortization was less than $1 million for the current year-to-date period ended June 30, 2012, compared to $1 million for the prior year-to-date period ended July 2, 2011. The currently estimated aggregate annual amortization expense for full-year 2012 and each of the four succeeding fiscal years is approximately $2 million.

Intangible assets not subject to amortization

(millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consolidated
December 31, 2011	$158	$1,285	$—	$—	$—	$—	$—	$1,443
Pringles brand	—	340	—	—	387	—	—	727
Currency translation adjustment	—	—	—	—	3	—	—	3
June 30, 2012	$158	$1,625	$—	$—	$390	$—	$—	$2,173

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

Costs summary

During the quarter and year-to-date period ended June 30, 2012, the Company recorded $4 million of exit costs related to two ongoing programs which will result in cost of goods sold (COGS) and SGA expense savings. The costs included $2 million for severance in the U.S. Snacks reportable segment, $1 million for severance in the U.S. Morning Foods and Kashi reportable segment, and $1 million for asset write-offs in the European reportable segment. During the quarter ended July 2, 2011, the Company recorded $6 million for pension costs associated with exit or disposal activities in the U.S. Snacks reportable segment. During the year-to-date period ended July 2, 2011, the Company recorded $11 million of costs associated with exit or disposal activities. The costs included $6 million for pension costs, $4 million for severance and $1 million for asset write-offs. The costs impacted reportable segments, as follows (in millions): U.S. Snacks $6; and Europe $5. Based on forecasted exchange rates, the Company currently expects to incur an additional $3 million in exit costs for these programs in 2012.

For programs that are active as of June 30, 2012, total program costs incurred to date were $36 million and include $12 million for severance, $3 million for other cash costs including relocation of assets and employees, $17 million for pension costs and $4 million for asset write-offs. The costs impacted reportable segments as follows (in millions): U.S. Morning Foods and Kashi $1; U.S. Snacks $21; and Europe $14.

Refer to the footnotes within the Company’s 2011 Annual Report on Form 10-K for further information on these initiatives.

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 17 million and 13 million for the quarter and year-to-date periods ended June 30, 2012, respectively, and 5 million and 8 million for the quarter and year-to-date periods ended July 2, 2011.

Quarters ended June 30, 2012 and July 2, 2011:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2012
Basic	$301	357	$0.84
Dilutive potential common shares		2	—
Diluted	$301	359	$0.84
2011
Basic	$343	363	$0.94
Dilutive potential common shares		3	—
Diluted	$343	366	$0.94

Year-to-date period ended June 30, 2012 and July 2, 2011:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2012
Basic	$659	357	$1.85
Dilutive potential common shares		2	(0.01)
Diluted	$659	359	$1.84
2011
Basic	$709	364	$1.95
Dilutive potential common shares		3	(0.02)
Diluted	$709	367	$1.93

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. During the year-to-date period ended June 30, 2012, the Company repurchased slightly more than 1 million shares of common stock for a total of $63 million. No common stock was repurchased during the second quarter of 2012. During the year-to-date period ended July 2, 2011, the Company repurchased approximately 9 million shares of common stock for a total of $513 million.

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

Accumulated other comprehensive income (loss) as of June 30, 2012 and December 31, 2011 consisted of the following:

(millions)	June 30, 2012	December 31, 2011
Foreign currency translation adjustments	$ (922)	$ (896)
Cash flow hedges — unrealized net gain (loss)	(8)	(9)
Postretirement and postemployment benefits:
Net experience loss	(1,443)	(1,483)
Prior service cost	(65)	(70)
Total accumulated other comprehensive income (loss)	$(2,438)	$(2,458)

Note 5 Debt

The following table presents the components of notes payable at June 30, 2012 and December 31, 2011:

(millions)	June 30, 2012		December 31, 2011
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
Europe commercial paper	$464	0.64%	$—	— %
U.S. commercial paper	245	0.26	216	0.24
Bank borrowings	30		18
Total	$739		$234

In May 2012, the Company issued $350 million of three-year 1.125% U.S. Dollar Notes, $400 million of five-year 1.75% U.S. Dollar Notes and $700 million of ten-year 3.125% U.S. Dollar Notes, resulting in aggregate net proceeds after debt discount of $1.442 billion. The proceeds from these Notes were used for general corporate purposes, including financing a portion of the acquisition of Pringles from P&G. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

In May 2012, the Company issued Cdn.$300 million (approximately $292 million USD at June 30, 2012, which reflects the discount and translation adjustments) of two-year 2.10% fixed rate Canadian Dollar Notes, using the proceeds from these Notes for general corporate purposes, which included repayment of intercompany debt. This repayment resulted in cash available to be used for a portion of the acquisition of Pringles from P&G. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

In the first quarter of 2012, the Company entered into interest rate swaps with notional amounts totaling $1.6 billion, which effectively converted the associated U.S. Dollar Notes from fixed rate to floating rate obligations. The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of June 30, 2012 were as follows: 1) seven-year 4.45% U.S. Dollar Notes due 2016—3.345%; 2) five-year 1.875% U.S. Dollar Notes due 2016—1.208%, 3) seven-year 3.25% U.S. Dollar Notes due 2018 – 2.293% and 4) ten-year 4.15% U.S. Dollar Notes due 2019—2.797%. These derivative instruments were designated as fair value hedges.

In March 2012, the Company entered into an unsecured 364-Day Term Loan Agreement (the “New Credit Agreement”) to fund, in part, the acquisition of Pringles from P&G. The New Credit Agreement allowed the Company to borrow up to $1 billion to fund, in part, the acquisition and pay related fees and expenses. The loans under the New Credit Agreement were to mature and be payable in full 364 days after the date on which the loans were made. The New Credit Agreement contained customary representations, warranties and covenants, including restrictions on indebtedness, liens, sale and leaseback transactions, and a specified interest expense coverage ratio. If an event of default occurred, then, to the extent permitted under the New Credit Agreement, the administrative agent could (i) not earlier than the date on which the acquisition is or is to be consummated, terminate the commitments under the New Credit Agreement and (ii) accelerate any outstanding loans under the New Credit Agreement. The Company had no borrowings against the New Credit Agreement, and in May 2012, upon issuance of the U.S. dollar notes described above, the available commitments under the New Credit Agreement were automatically and permanently reduced to $0.

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

The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended		Year-to-date period ended
(millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Pre-tax compensation expense	$10	$12	$22	$22
Related income tax benefit	$ 4	$ 4	$ 8	$ 8

As of June 30, 2012, total stock-based compensation cost related to non-vested awards not yet recognized was $60 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the year-to-date periods ended June 30, 2012 and July 2, 2011, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2011 Annual Report on Form 10-K.

Year-to-date period ended June 30, 2012:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	24	$48
Granted	6	52
Exercised	(1)	43
Forfeitures and expirations	(1)	53
Outstanding, end of period	28	$49	6.6	$58
Exercisable, end of period	18	$47	5.3	$58

Year-to-date period ended July 2, 2011:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$47
Granted	5	53
Exercised	(6)	45
Forfeitures and expirations	—	—
Outstanding, end of period	25	$48	6.7	$177
Exercisable, end of period	16	$46	5.5	$146

The weighted-average fair value of options granted was $5.23 per share for the year-to-date period ended June 30, 2012 and $7.59 per share for the year-to-date period ended July 2, 2011. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended June 30, 2012:	16%	7.53	1.60%	3.30%
Grants within the year-to-date period ended July 2, 2011:	17%	6.98	3.07%	3.10%

The total intrinsic value of options exercised was $13 million for the year-to-date period ended June 30, 2012 and $56 million for the year-to-date period ended July 2, 2011.

Performance shares

In the first quarter of 2012, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2012 target grant currently corresponds to approximately 239,000 shares, with a grant-date fair value of $47 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at June 30, 2012, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	June 30, 2012
2010 Award	$19
2011 Award	$21
2012 Award	$24

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

Pension

	Quarter ended		Year-to-date period ended
(millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$ 26	$ 23	$ 54	$ 49
Interest cost	52	53	103	105
Expected return on plan assets	(91)	(94)	(183)	(186)
Amortization of unrecognized prior service cost	3	3	7	7
Recognized net loss	35	26	71	52
Settlement cost	—	3	—	4

Total pension expense	$ 25	$ 14	$ 52	$ 31

Other nonpension postretirement
	Quarter ended		Year-to-date period ended
(millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$ 7	$ 5	$ 13	$ 11
Interest cost	13	15	26	31
Expected return on plan assets	(22)	(22)	(44)	(44)
Amortization of unrecognized prior service cost	—	—	—	(1)
Recognized net loss	3	5	7	10

Total postretirement benefit expense	$ 1	$ 3	$ 2	$ 7

Postemployment
	Quarter ended		Year-to-date period ended
(millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Service cost	$ 2	$ 1	$ 4	$ 3
Interest cost	1	1	2	2
Recognized net loss	1	1	2	2

Total postemployment benefit expense	$ 4	$ 3	$ 8	$ 7

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
June 30, 2012	$ 3	$ 5	$ 8
July 2, 2011	$ 1	$ 4	$ 5
Year-to-date period ended:
June 30, 2012	$ 24	$ 9	$ 33
July 2, 2011	$175	$ 8	$183
Full year:
Fiscal year 2012 (projected)	$ 38	$18	$ 56
Fiscal year 2011 (actual)	$180	$12	$192

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 8 Income taxes

The consolidated effective tax rate for the quarter ended June 30, 2012 of 25% was lower than the prior year’s rate of 30%. The consolidated effective tax rate for the year-to-date period ended June 30, 2012 of 28% was lower than the prior year’s rate of 29%. The lower 2012 rate was primarily due to an elimination of a tax liability related to certain international earnings now considered indefinitely reinvested.

As of June 30, 2012, the Company classified $9 million related to uncertain tax positions as a net current liability, representing several income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance, expected to be settled within one year, offset by $8 million of projected additions. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the quarter ended June 30, 2012; $52 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 31, 2011	$66
Tax positions related to current year:
Additions	5
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	(1)
Settlements	(1)

June 30, 2012	$69

For the year-to-date period ended June 30, 2012, the Company recognized an increase of $2 million of tax-related interest and penalties and had $17 million accrued at June 30, 2012.

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

Total notional amounts of the Company’s derivative instruments as of June 30, 2012 and December 31, 2011 were as follows:

(millions)	June 30, 2012	December 31, 2011
Foreign currency exchange contracts	$921	$ 1,265
Interest rate contracts	2,150	600
Commodity contracts	102	175

Total	$3,173	$ 2,040

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at June 30, 2012 and December 31, 2011, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of June 30, 2012 or December 31, 2011.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of June 30, 2012 and December 31, 2011:

	Level 1		Level 2		Total
Derivatives designated as hedging instruments (millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011

Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$—	$ 8	$ 11	$ 8	$ 11
Interest rate contracts:
Other assets	—	—	53	23	53	23
Commodity contracts:
Other prepaid assets	—	2	—	—	—	2
Total assets	$—	$ 2	$ 61	$ 34	$ 61	$ 36

Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$—	$ (7)	$ (18)	$ (7)	$(18)
Commodity contracts:
Other current liabilities	(1)	(4)	(12)	(12)	(13)	(16)
Other liabilities	—	—	(33)	(34)	(33)	(34)
Total liabilities	$ (1)	$ (4)	$(52)	$ (64)	$(53)	$(68)

The fair value of non designated hedging instruments as of June 30, 2012 and December 31, 2011 was immaterial.

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended June 30, 2012 and July 2, 2011 was as follows:

Derivatives in fair value hedging relationships (millions)						Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
							June 30, 2012	July 2, 2011
Foreign currency exchange contracts						Other income (expense), net	$(16)	$3
Interest rate contracts						Interest expense	(1)	—
Total							$(17)	$3

(a) Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011
Foreign currency exchange contracts	$1	$(1)	COGS	$—	$(1)	Other income (expense), net	$—	$—
Foreign currency exchange contracts	1	(1)	SGA expense	1	—	Other income (expense), net	—	—
Interest rate contracts	—	(12)	Interest expense	1	1	N/A	—	—
Commodity contracts	(2)	(32)	COGS	(7)	3	Other income (expense), net	—	—
Total	$—	$(46)		$(5)	$3		$—	$—

(a) Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in net investment hedging relationships (millions)							Gain (loss) recognized in AOCI
							June 30, 2012	July 2, 2011
Foreign currency exchange contracts							$12	$—
Total							$12	$—

Derivatives not designated as hedging instruments (millions)						Location of gain (loss) recognized in income	Gain (loss) recognized in income
							June 30, 2012	July 2, 2011
Foreign currency exchange contracts						Other income (expense), net	$—	$1
Interest rate contracts						Interest expense	(27)	—
Total							$(27)	$1

The effect of derivative instruments on the Consolidated Statement of Income for the year-to-date periods ended June 30, 2012 and July 2, 2011 were as follows:

Derivatives in fair value hedging relationships (millions)						Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
							June 30, 2012	July 2, 2011
Foreign currency exchange contracts						Other income (expense), net	$(1)	$25
Total							$(1)	$25

(a) Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in cash flow hedging relationships (millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income(a)
	June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011		June 30, 2012	July 2, 2011
Foreign currency exchange contracts	$(1)	$(3)	COGS	$—	$(3)	Other income (expense), net	$—	$(1)
Foreign currency exchange contracts	1	(2)	SGA expense	1	—	Other income (expense), net	—	—
Interest rate contracts	—	(13)	Interest expense	2	2	N/A	—	—
Commodity contracts	(8)	(17)	COGS	(12)	12	Other income (expense), net	—	—
Total	$(8)	$(35)		$(9)	$11		$—	$(1)

(a) Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in net investment hedging relationships (millions)							Gain (loss) recognized in AOCI
							June 30, 2012	July 2, 2011
Foreign currency exchange contracts							$6	$—
Total							$6	$—

Derivatives not designated as hedging instruments (millions)						Location of gain (loss) recognized in income	Gain (loss) recognized in income
							June 30, 2012	July 2, 2011
Foreign currency exchange contracts						Other income (expense), net	$—	$1
Interest rate contracts						Interest expense	(1)	(3)
Total							$(1)	$(2)

During the next 12 months, the Company expects $7 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at June 30, 2012 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Ba1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on June 30, 2012 was $33 million. If the credit-risk-related contingent features were triggered as of June 30, 2012, the Company would be required to post additional collateral of $30 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of June 30, 2012 triggered by credit-risk-related contingent features, however, there was $3 million of collateral posted under the reciprocal collateralization agreements as discussed under counterparty credit risk concentration below.

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at June 30, 2012:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$1,534	$1,518
Long-term debt	6,760	6,030
Total	$8,294	$7,548

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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of $21 million as of June 30, 2012.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. As of June 30, 2012 the Company had posted collateral of $3 million in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 28% of consolidated trade receivables at June 30, 2012.

Note 10 Reportable segments

Kellogg Company is the world’s leading producer of cereal, second largest producer of cookies and crackers, and the world’s second largest savory snacks company. In addition Kellogg is a leading producer of frozen foods. Additional product offerings include toaster pastries, cereal bars, fruit-flavored snacks and veggie foods. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States and United Kingdom.

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

U.S. Snacks represents the U.S. snacks business which includes products such as cookies, crackers, cereal bars, savory snacks and fruit-flavored snacks.

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

Refer to Note 2 for discussion regarding changes in intangible assets by reportable segment associated with Pringles acquisitions. No other changes to total assets by reportable segment were considered significant.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Intercompany transactions between operating segments were insignificant in all periods presented.

	Quarter ended		Year-to-date period ended
(millions)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net sales
U.S. Morning Foods & Kashi	$939	$927	$1,880	$1,885
U.S. Snacks	803	729	1,545	1,454
U.S. Specialty	252	232	600	555
North America Other	369	343	737	701
Europe	613	634	1,151	1,255
Latin America	274	281	544	542
Asia Pacific	224	240	457	479
Consolidated	$3,474	$3,386	$6,914	$6,871
Operating profit
U.S. Morning Foods & Kashi	$183	$176	$342	$357
U.S. Snacks	117	111	235	235
U.S. Specialty	55	56	126	121
North America Other	70	63	140	133
Europe	72	102	150	203
Latin America	48	61	99	109
Asia Pacific	16	25	50	56
Total Reportable Segments	561	594	1,142	1,214
Corporate	(76)	(51)	(122)	(99)
Consolidated	$485	$543	$1,020	$1,115

KELLOGG COMPANY

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of operations

Overview

For more than 100 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. Kellogg is the world’s leading producer of cereal, second largest producer of cookies and crackers, and the second largest savory snacks company. In addition, Kellogg is a leading producer of frozen foods. Additional product offerings include toaster pastries, cereal bars, fruit-flavored snacks and veggie foods. Kellogg products are manufactured and marketed globally.

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

We manage our Company for sustainable performance defined by our long-term annual growth targets. These targets are 3 to 4% for internal net sales, mid single-digit (4 to 6%) for internal operating profit, and high single-digit (7 to 9%) for diluted net earnings per share. Internal net sales and internal operating profit exclude the impact of foreign currency translation and if applicable, acquisitions and dispositions. In addition to these items, internal operating profit growth also excludes the impact of transaction and integration costs associated with the Pringles acquisition.

On May 31, 2012 we completed the acquisition of the Pringles® business (Pringles) from The Procter & Gamble Company (P&G) for $2.685 billion, including initial working capital adjustments, which was funded from cash-on-hand and the issuance of $2.3 billion of short and long-term debt.

For the quarter ended June 30, 2012, our reported net sales increased by 3% and internal net sales increased by 2%, in line with our expectations communicated with the announcement of 1st quarter earnings. Operating environments in Europe and Australia continued to be difficult, resulting in internal net sales decline of 1% for the International business. Reported operating profit, which includes the impact of transactional and integration costs related to the acquisition of Pringles, decreased by 11%. Internal operating profit, which was negatively impacted by timing of supply chain investments, anticipated commodity inflation and soft performance in Europe and Australia, declined by 5%, in line with our expectations communicated with the announcement of 1st quarter earnings. Diluted earnings per share (EPS) of $.84 was down 10.6% compared to the prior year EPS of $.94. EPS includes $.07 negative impact of transaction and integration costs as well as a $.02 one-time, below-the-line benefit due to a lower tax rate which was partially offset by hedging losses related to the acquisition of Pringles. This EPS performance was in line with expectations communicated with the announcement of 1st quarter earnings.

Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the second quarter of 2012 versus 2011:

(dollars in millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	North America	Europe	Latin America	Asia Pacific	Corp- orate	Consoli- dated
2012 net sales	$939	$803	$252	$369	$2,363	$613	$274	$224	$—	$3,474

2011 net sales	$927	$729	$232	$343	$2,231	$634	$281	$240	$—	$3,386

% change—2012 vs. 2011:
Subtotal—internal business (a)	1.2%	4.1%	6.3%	8.9%	3.9%	(3.6)%	6.8%	(2.0)%	—%	2.3%
Acquisitions (b)	—%	6.2%	2.3%	.8%	2.4%	7.9%	.6%	5.7%	—%	3.5%
Divestitures (c)	—%	—%	—%	—%	—%	—%	—%	(2.7)%	—%	(.2)%
Foreign currency impact	—%	—%	—%	(2.3)%	(.4)%	(7.6)%	(10.2)%	(7.5)%	—%	(3.0)%
Total change	1.2%	10.3%	8.6%	7.4%	5.9%	(3.3)%	(2.8)%	(6.5)%	—%	2.6%

(dollars in millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	North America	Europe	Latin America	Asia Pacific	Corp- orate	Consoli- dated
2012 operating profit	$183	$117	$55	$70	$425	$72	$48	$16	$(76)	$485

2011 operating profit	$176	$111	$56	$63	$406	$102	$61	$25	$(51)	$543

% change—2012 vs. 2011:
Internal business (a)	3.3%	.1%	(3.2)%	14.5%	3.3%	(19.9)%	(15.2)%	(31.6)%	(4.8)%	(5.0)%
Acquisitions (b)	—%	6.8%	2.8%	.1%	2.3%	1.2%	—%	.1%	(.3)%	1.9%
Divestitures (c)	—%	—%	—%	—%	—%	—%	—%	4.9%	—%	.3%
Integration (d)	—%	(1.2)%	—%	—%	(.3)%	(7.1)%	(.3)%	(3.3)%	(43.1)%	(5.8)%
Foreign currency impact .	.1%	—%	—%	(3.1)%	(.5)%	(4.4)%	(6.9)%	(3.8)%	—%	(2.1)%
Total change	3.4%	5.7%	(.4)%	11.5%	4.8%	(30.2)%	(22.4)%	(33.7)%	(48.2)%	(10.7)%

(a)	Internal net sales and operating profit growth for 2012, exclude the impact of acquisitions, divestitures, transaction and integration costs and impact of currency. Internal net sales and operating profit growth are non-GAAP financial measures which are reconciled to the directly comparable measures in accordance with U.S. GAAP within these tables.
(b)	Impact of results for the quarter ended June 30, 2012 from the acquisition of Pringles.
(c)	Impact of results for the quarter ended June 30, 2012 from the divestiture of Navigable Foods.
(d)	Includes impact of transaction and integration costs associated with the Pringles acquisition.

Our reported consolidated net sales increased by 3% and net sales increased 2% on an internal basis. Internal net sales improved 3% for pricing/mix, and was unfavorably impacted 1% by volume.

Internal net sales in our North America business increased by 4%. This increase was driven by a 4% improvement in pricing/mix with only a slight increase in volume.

Internal net sales for U.S. Morning Foods & Kashi increased 1% as a result of favorable pricing/mix which was partially offset by decreased volume. This segment has two product groups, cereal and select snacks and drinks. Cereal’s internal net sales declined as a result of softer volumes. Snacks (toaster pastries, Kashi-branded cereal bars, crackers, cookies, Stretch Island fruit snacks, and health and wellness products) internal net sales increased as a result of strong performance in each of our Pop-Tarts®, health and wellness, and Kashi businesses.

Internal net sales in U.S. Snacks increased by 4% as a result of favorable pricing/mix and flat volume. This business consists of cookies, crackers, cereal bars, fruit-flavored snacks, and Pringles. The sales growth was the result of strong crackers and cereal bars consumption behind Special K Cracker Chips®, Cheez-it®, and Special K Pastry Crisps® innovation which contributed to a solid improvement in our cracker and wholesome snacks category share. The cookies business posted solid sales growth and continues to be favorably impacted by the Keebler® master brand initiative.

Internal net sales in U.S. Specialty increased by 6% as a result of favorable pricing/mix and a slight decrease in volume. Sales growth was due to increased consumption of Special K Cracker Chips® and health and wellness products, as well as innovations in frozen foods.

Internal net sales in North America Other (U.S. Frozen and Canada) increased by 9% due to favorable pricing/mix and increased volume. Sales growth was the result of both businesses posting high single-digit growth. U.S. Frozen grew as a result of increased brand-building support behind innovation activity, while Canada benefitted from favorable comparables due to a customer dispute in 2011.

Our International segments’ internal net sales were down 1% as a result of a 3% decline in volume which was partially offset by improved pricing/mix. Europe’s internal net sales declined 4% driven by a 3% decline in volume and a 1% decline in pricing/mix. The decline was due to the continued difficult operating environment. Latin America’s internal net sales growth was 7% due to an 8% increase in pricing/mix, partially offset by a decline in volume. Latin America results were driven by more competitive commercial plans and increased brand building support. Internal net sales in Asia Pacific declined 2% as a result of a decline in both volume and pricing/mix. Asia Pacific’s decline was driven by category weakness and retailer inventory reductions in Australia, which offset solid performance in most of the remaining markets.

Consolidated operating profit declined by 11% on a reported basis and 5% on an internal basis. The decline was due to favorable pricing/mix and favorable timing of marketing investment being more than offset by timing of supply chain investments, anticipated higher input costs and weak results in Europe and Australia. Internal operating profit in U.S. Morning Foods & Kashi improved by 3% due to favorable timing of marketing investment. U.S. Snacks was flat due to improved pricing/mix being offset by unfavorable timing of investments. U.S. Specialty declined by 3% as a result of favorable pricing/mix being more than offset by unfavorable timing of investments. North America Other grew by 15% as a result of improved pricing/mix and cost savings initiatives being partially offset by increased marketing investments. Europe declined by 20% due to a difficult operating environment and increased input costs being partially offset by favorable timing of marketing investment. Latin America declined by 15% due to lapping of the prior year sale of a closed facility, increased input costs and double-digit increases in marketing investments more than offsetting favorable pricing/mix. Asia Pacific declined by 32% due to a difficult operating environment in Australia, unfavorable pricing/mix and increased input costs being partially offset by favorable timing of marketing investment.

The following tables provide analysis of our net sales and operating profit performance for the year-to-date periods of 2012 as compared to 2011. Our internal net sales increase of 1% was the result of favorable pricing/mix across most reportable segments, which was partially offset by unfavorable volume in all reportable segments except Asia Pacific. Our internal operating profit decline of 6% was due primarily to timing of supply chain investments, continued higher input costs and weak performance in Europe and Australia. This decline in internal operating profit was partially offset by improved pricing/mix.

(dollars in millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	North America	Europe	Latin America	Asia Pacific	Corp- orate	Consoli- dated
2012 net sales	$1,880	$1,545	$600	$737	$4,762	$1,151	$544	$457	$—	$6,914

2011 net sales	$1,885	$1,454	$555	$701	$4,595	$1,255	$542	$479	$—	$6,871

% change—2012 vs. 2011:
Subtotal— Internal business (a)	(.3)%	3.2%	7.2%	6.1%	2.7%	(6.9)%	7.1%	(.2)%	—%	1.1%
Acquisitions (b)	—%	3.1%	1.0%	.4%	1.1%	4.0%	.3%	2.8%	—%	1.7%
Divestitures (c)	—%	—%	—%	—%	—%	—%	—%	(3.3)%	—%	(.3)%
Foreign currency impact	—%	—%	—%	(1.5)%	(.2)%	(5.4)%	(7.1)%	(3.8)%	—%	(1.9)%
Total change	(.3)%	6.3%	8.2%	5.0%	3.6%	(8.3)%	.3%	(4.5)%	—%	.6%

(dollars in millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	North America	Europe	Latin America	Asia Pacific	Corp- orate	Consoli- dated
2012 operating profit	$342	$235	$126	$140	$843	$150	$99	$50	$(122)	$1,020

2011 operating profit	$357	$235	$121	$133	$846	$203	$109	$56	$(99)	$1,115

% change—2012 vs. 2011:
Internal business (a)	(4.5)%	(2.4)%	2.8%	7.4%	(1.0)%	(19.8)%	(3.8)%	(14.7)%	(.4)%	(5.6)%
Acquisitions (b)	—%	3.2%	1.3%	.1%	1.1%	.6%	—%	—%	(.1)%	.9%
Divestitures (c)	—%	—%	—%	—%	—%	—%	—%	5.6%	—%	.3%
Integration (d)	—%	(.5)%	—%	—%	(.2)%	(3.6)%	(.1)%	(1.5)%	(22.2)%	(2.8)%
Foreign currency impact	—%	—%	—%	(2.0)%	(.3)%	(3.4)%	(5.8)%	.1%	—%	(1.3)%
Total change	(4.5)%	.3%	4.1%	5.5%	(.4)%	(26.2)%	(9.7)%	(10.5)%	(22.7)%	(8.5)%

(a)	Internal net sales and operating profit growth for 2012, exclude the impact of acquisitions, divestitures, transaction and integration costs and impact of currency. Internal net sales and operating profit growth are non-GAAP financial measures which are reconciled to the directly comparable measures in accordance with U.S. GAAP within these tables.
(b)	Impact of results for the year-to-date period ended June 30, 2012 from the acquisition of Pringles.
(c)	Impact of results for the year-to-date period ended June 30, 2012 from the divestiture of Navigable Foods.
(d)	Includes the impact of transaction and integration costs associated with the Pringles acquisition.

Margin performance

Margin performance for the second quarter and year-to-date periods of 2012 versus 2011 is as follows:

Quarter	2012	2011	Change vs. prior year (pts.)
Gross margin (a)	40.7%	42.6%	(1.9)
SGA (b)	(26.7)%	(26.6)%	(0.1)
Operating margin	14.0%	16.0%	(2.0)
Year-to-date	2012	2011	Change
Gross margin (a)	40.3%	41.7%	(1.4)
SGA (b)	(25.5)%	(25.5)%	—
Operating margin	14.8%	16.2%	(1.4)

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.
(b)	Selling, general, and administrative expense as a percentage of net sales.

Gross profit margin for the quarter was 190 basis points lower than in the same period in 2011. This reduction was due to timing of supply chain investments, the impact of commodity inflation, lower production intended to reduce levels of inventory and the acquisition of Pringles in the 2nd quarter. Our selling, general and administrative (SGA) expense as a percentage of net sales reflected a 10 basis point increase as a result of unfavorable impact of transaction and integration costs related to the acquisition of Pringles being offset by declines in brand-building which reflects the timing of our investment across the year and a difficult year-ago comparison. As a result of lower gross margin our operating margin was down by 200 basis points.

On a year-to-date basis, gross profit margin is down 140 basis points. This is primarily due to the timing of supply chain investments, the impact of commodity inflation, lower production intended to reduce levels of inventory, and the acquisition of Pringles in the second quarter. Our SGA expense as a percentage of net sales reflected no change compared to the prior year as the negative impact of transaction and integration costs related to the acquisition of Pringles was offset by declines in brand-building which reflects the timing of our investment across the year and a difficult year-ago comparison.

For the full year, we expect gross margin to remain under pressure and be down slightly more than 100 basis points compared to 2011 including the impact of Pringles.

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

Interest expense

For the quarter and year-to-date periods ended June 30, 2012, interest expense was $89 million and $122 million, respectively, as compared to the quarter and year-to-date periods ended July 2, 2011 with interest expense of $53 million and $120 million, respectively. Current quarter interest expense was higher than the prior year due to a $27 million pre-tax loss on interest rate derivatives associated with the acquisition of Pringles. Year-to-date interest expense was flat compared to the prior year, due to a first quarter $26 million gain on these interest rate derivatives.

For the full year 2012, we expect gross interest expense to be approximately $250 to $260 million, compared to 2011’s full year interest expense of $233 million.

Income taxes

The consolidated effective income tax rate was 25% for the quarter ended June 30, 2012, as compared to 30% for the comparable quarter of 2011. Refer to Note 8 of the Consolidated Financial Statements for further discussion.

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

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	June 30, 2012	July 2, 2011
Net cash provided by (used in):
Operating activities	$680	$646
Investing activities	(2,823)	(238)
Financing activities	1,920	(417)
Effect of exchange rates on cash and cash equivalents	(7)	22
Net increase (decrease) in cash and cash equivalents	$(230)	$13

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the first half of 2012, amounted to $680 million, an increase of $34 million over the same period in 2011. The increase compared to the prior year is primarily due to improved performance on trade receivables, cash flow benefit from Pringles and lower postretirement benefit plan contributions, partially offset by unfavorable impacts in accrued income taxes and accrued salaries and wages.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 29 days and 23 days for the 12 month periods ended June 30, 2012 and July 2, 2011, respectively. Compared with the 12 month period ended July 2, 2011, the unfavorable impact on the 2012 cash conversion cycle resulted from higher days of inventory and lower days of payables. This was primarily due to increased inventory levels in North America resulting from inventory required to maintain high service levels during the third-quarter consumer promotions and supply chain initiatives. In addition, Europe experienced increased inventory levels and reduced payables as a result of its difficult operating environment.

Our pension and other postretirement benefit plan contributions amounted to $32 million and $183 million for the year-to-date periods ended June 30, 2012 and July 2, 2011, respectively. For the full year 2012, we currently expect that our contributions to pension and other postretirement plans will total approximately $56 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Year-to-date period ended		Change versus prior year
(millions)	June 30, 2012	July 2, 2011
Net cash provided by operating activities	$680	$646	5.3%
Additions to properties	(155)	(243)
Cash flow	$525	$403	30.3%

For 2012, we are projecting cash flow (as defined) to be approximately $1.1 billion to $1.2 billion including the benefit of the acquisition of Pringles.

Investing activities

Our net cash used in investing activities for the year-to-date period ended June 30, 2012 amounted to $2.823 billion compared to $238 million in the same period of 2011. The year-over-year increase was primarily attributable to $2.674 billion acquisition of Pringles. For full-year 2012, we project capital spending of approximately 4 to 5% of net sales.

Financing activities

Our net cash provided by financing activities for the year-to-date period ended June 30, 2012 amounted to $1.920 billion compared to net cash used in financing activities of $417 million for the same period in 2011. The cash provided by financing activities was primarily a result of the issuance of notes payable and long-term debt totaling $2.227 billion to fund the acquisition of Pringles.

On April 23, 2010, our board of directors authorized a $2.5 billion, three-year share repurchase program for 2010 through 2012. As of June 30, 2012, total purchases under the repurchase authorization amounted to 37 million shares totaling $1.9 billion, with $63 million repurchased in 2012. We have reduced our share repurchases significantly during 2012 to allow us to pay down debt associated with the acquisition of Pringles. Actual repurchases could be different from our current expectations, as influenced by factors such as the impact of changes in our stock price and other competing priorities.

We paid cash dividends of $306 million in the year-to-date period ended June 30, 2012, compared to $296 million during the same period in 2011. In July 2012, the board of directors declared a dividend of $.44 per common share, payable September 17, 2012 to shareholders of record at close of business on September 4, 2012. The dividend is consistent with our current plan to maintain our dividend pay-out between 40% and 50% of reported net income.

In the first quarter of 2012, we entered into an unsecured 364-Day Term Loan Agreement (the “New Credit Agreement”) to fund, in part, the acquisition of Pringles. The New Credit Agreement allowed the Company to borrow up to $1 billion to fund, in part, the acquisition and pay related fees and expenses. We had no borrowings against the New Credit Agreement, and in May 2012, upon issuance of the U.S. dollar notes described in Note 5, the available commitments under the New Credit Agreement were automatically and permanently reduced to $0.

In May 2012, we issued debt that resulted in aggregate net proceeds of $1.7 billion. These proceeds, along with proceeds from the issuance of commercial paper of $500 million were used for general corporate purposes, and along with cash on hand, funded the acquisition of Pringles.

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

Accounting standards to be adopted in future periods

In July 2012, the FASB issued an updated accounting standard to allow entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative indefinite-lived intangible asset impairment test. Under the updated standard an entity would not be required to perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired. The updated standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We will consider adoption of the updated standard in connection with our annual impairment evaluation in the fourth quarter of 2012.

Forward-looking statements

This Report contains “forward-looking statements” with projections concerning, among other things, the integration of the Pringles® business, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expects,” “believes,” “will,” “can,” “anticipates,” “projects,” “should,” “estimates,” “implies,” or words or phrases of similar meaning. For example, forward-looking statements are found in Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:

•	the ability to integrate Pringles and the realization of the anticipated benefits from the acquisition in the amounts and at the times expected;

•	the impact of competitive conditions;

•	the effectiveness of pricing, advertising, and promotional programs;

•	the success of innovation, renovation and new product introductions;

•	the recoverability of the carrying value of goodwill and other intangibles;

•	the success of productivity improvements and business transitions;

•	commodity and energy prices;

•	labor costs;

•	disruptions or inefficiencies in supply chain;

•	the availability of and interest rates on short-term and long-term financing;

•	actual market performance of benefit plan trust investments;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	changes in consumer behavior and preferences;

•	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

•	legal and regulatory factors including changes in advertising and labeling laws and regulations;

•	the ultimate impact of product recalls;

•	business disruption or other losses from war, terrorist acts, or political unrest; and,

•	the risks and uncertainties described herein under Part II, Item 1A.

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

Refer to disclosures contained within Item 7A of our 2011 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of June 30, 2012.

In the first quarter of 2012, we entered into interest rate swaps in connection with certain U.S. Dollar Notes. Refer to disclosures contained in Note 5 within Notes to Consolidated Financial Statements.

In February 2012, we entered into forward starting interest swaps with notional amounts totaling $800 million, as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt, to fund, in part, the acquisition of the Pringles® business from The Procter & Gamble Company. These forward starting interest swaps were terminated in March 2012, resulting in a gain of $26 million, which was recorded as a decrease in interest expense for the quarter ended March 31, 2012. Also in March 2012, we entered into forward starting interest swaps with notional amounts totaling $300 million to replace a portion of the terminated forward starting interest swaps. In April 2012, we entered into additional forward starting interest swaps with notional amounts totaling $900 million, which resulted in a total notional amount of $1.2 billion in forward starting interest swaps as a hedge against interest rate volatility associated with our forecasted issuance of $1.45 billion U.S. Dollar fixed rate debt. All of the forward starting interest swaps were settled in May 2012, upon issuance of our fixed rate debt, resulting in a loss of $27 million, which was recorded as an increase in interest expense for the quarter ended June 30, 2012. None of the forward starting interest swaps associated with our forecasted debt issuance were designated for hedge accounting.

The total notional amount of interest rate swaps at June 30, 2012 was $2.2 billion, representing a net settlement receivable of $53 million. The total notional amount of interest rate swaps at December 31, 2011 was $600 million, representing a settlement receivable of $23 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased annual interest expense by approximately $28 million at June 30, 2012 and $18 million at year-end December 31, 2011.

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

As of June 30, 2012, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. We acquired Pringles during the second quarter of 2012, it represented approximately 18% of our total assets as of June 30, 2012. As the acquisition occurred during the second quarter of 2012, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include Pringles. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the first quarter of 2012, we initiated the implementation of an upgrade to our existing enterprise resource planning (ERP) system within North America. This implementation has resulted in the modification of certain business processes and internal controls impacting financial reporting. During the implementation, which is expected to continue through 2013, we have taken the necessary steps to monitor and maintain appropriate internal controls impacting financial reporting. It is anticipated that, upon completion, implementation of this new ERP will enhance internal controls due to increased automation and further integration of related processes.

There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Other than noted below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. The risk factors disclosed under this Part II, Item 1A and in Part I, Item 1A to our Annual report on Form 10-K for the fiscal year ended December 31, 2011, in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results. In light of recent Securities and Exchange Commission guidance, the Company has revised our risk factor relating to technology as follows.

Technology failures could disrupt our operations and negatively impact our business.

We increasingly rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Our information technology systems may be vulnerable to a variety of interruptions, as a result of updating our SAP platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. Moreover, our computer systems have been, and will likely continue to be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. To date, we have not experienced a material breach of cybersecurity. While the Company has implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
4/1/12-4/28/12	—	—	—	$587
Month #2:
4/29/12-5/26/12	—	—	—	$587
Month #3:
5/27/12-6/30/12	—	—	—	$587
Total	—	—	—

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012 for general corporate purposes and to offset issuances for employee benefit programs. In connection with the acquisition of Pringles, the Company announced that it expects to limit its share repurchases to proceeds received by the Company from employee option exercises.

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

Date: August 7, 2012

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