Form 10-Q
period 2012-09-29
KELLOGG CO
filed 2012-11-05
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

Yes  ☐    No  ☒

Common Stock outstanding as of October 27, 2012 — 358,419,376 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	September 29, 2012 (unaudited)	December 31, 2011 *
Current assets
Cash and cash equivalents	$305	$460
Accounts receivable, net	1,414	1,188
Inventories:
Raw materials and supplies	292	247
Finished goods and materials in process	987	885
Deferred income taxes	172	149
Other prepaid assets	136	98

Total current assets	3,306	3,027

Property, net of accumulated depreciation of $5,132 and $4,847	3,599	3,281
Goodwill	5,025	3,623
Other intangibles, net of accumulated amortization of $50 and $49	2,255	1,454
Pension	233	150
Other assets	436	366

Total assets	$14,854	$11,901

Current liabilities
Current maturities of long-term debt	$1,510	$761
Notes payable	362	234
Accounts payable	1,338	1,189
Accrued advertising and promotion	533	410
Accrued income taxes	16	66
Accrued salaries and wages	250	242
Other current liabilities	505	411

Total current liabilities	4,514	3,313

Long-term debt	6,065	5,037
Deferred income taxes	643	637
Pension liability	564	560
Nonpension postretirement benefits	199	188
Other liabilities	431	404

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	553	522
Retained earnings	7,196	6,721
Treasury stock, at cost	(3,095)	(3,130)
Accumulated other comprehensive income (loss)	(2,323)	(2,458)

Total Kellogg Company equity	2,436	1,760

Noncontrolling interests	2	2

Total equity	2,438	1,762

Total liabilities and equity	$14,854	$11,901

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended		Year-to-date period ended
	September 29,	October 1,	September 29,	October 1,
(Results are unaudited)	2012	2011	2012	2011
Net sales	$3,720	$3,312	$10,634	$10,183

Cost of goods sold	2,278	1,962	6,407	5,969
Selling, general and administrative expense	963	886	2,728	2,635

Operating profit	479	464	1,499	1,579

Interest expense	73	58	195	178
Other income (expense), net	11	(9)	31	(10)

Income before income taxes	417	397	1,335	1,391
Income taxes	120	107	379	394
Earnings (loss) from joint ventures	(1)	—	(1)	—

Net income	$296	$290	$955	$997

Net income (loss) attributable to noncontrolling interests	—	—	—	(2)

Net income attributable to Kellogg Company	$296	$290	$955	$999

Per share amounts:
Basic	$0.83	$0.81	$2.67	$2.75
Diluted	$0.82	$0.80	$2.66	$2.73

Dividends per share	$0.440	$0.430	$1.300	$1.240

Average shares outstanding:
Basic	358	360	357	363

Diluted	359	363	359	365

Actual shares outstanding at period end			358	359

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions)

	Quarter ended September 29, 2012			Year-to-date period ended September 29, 2012
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$296			$955
Other comprehensive income:
Foreign currency translation adjustments	$103	$—	103	$75	$2	77
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(1)	—	(1)	(9)	3	(6)
Reclassification to net income	3	(1)	2	12	(4)	8
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(27)	8	(19)	(43)	11	(32)
Prior service credit (cost)	(1)	—	(1)	(1)	—	(1)
Reclassification to net income:
Net experience loss	45	(15)	30	125	(42)	83
Prior service cost	2	(1)	1	9	(3)	6

Other comprehensive income (loss)	$124	$(9)	$115	$168	$(33)	$135

Comprehensive income			$411			$1,090

	Quarter ended October 1, 2011			Year-to-date period ended October 1, 2011
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$290			$997
Other comprehensive income:
Foreign currency translation adjustments	$(188)	$—	(188)	$(45)	$—	(45)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(1)	—	(1)	(36)	12	(24)
Reclassification to net income	1	—	1	(10)	4	(6)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	4	(2)	2	(9)	2	(7)
Prior service credit (cost)	1	—	1	—	—	—
Reclassification to net income:
Net experience loss	33	(12)	21	97	(34)	63
Prior service cost	4	(1)	3	10	(3)	7

Other comprehensive income (loss)	$(146)	$(15)	$(161)	$7	$(19)	$(12)

Comprehensive income			$129			$985

Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
(unaudited)	shares	amount			shares	amount
Balance, January 1, 2011	419	$105	$495	$6,122	54	$(2,650)	$(1,914)	$2,158	$(4)	$2,154
Common stock repurchases					15	(793)		(793)		(793)
Acquisition of noncontrolling interest			(8)					(8)	8	—
Net income (loss)				1,231				1,231	(2)	1,229	$1,229
Dividends				(604)				(604)		(604)
Other comprehensive loss							(544)	(544)		(544)	(544)
Stock compensation			26					26		26
Stock options exercised and other			9	(28)	(7)	313		294		294

Balance, December 31, 2011	419	$105	$522	$6,721	62	$(3,130)	$(2,458)	$1,760	$2	$1,762	$685
Common stock repurchases					1	(63)		(63)		(63)
Net income				955				955	—	955	955
Dividends				(464)				(464)		(464)
Other comprehensive income							135	135		135	135
Stock compensation			25					25		25
Stock options exercised and other	1		6	(16)	(1)	98		88		88

Balance, September 29, 2012	420	$105	$553	$7,196	62	$(3,095)	$(2,323)	$2,436	$2	$2,438	$1,090

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Year-to-date period ended
(unaudited)	September 29, 2012	October 1, 2011
Operating activities
Net income	$955	$997
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	302	270
Deferred income taxes	(40)	(2)
Other	57	133
Postretirement benefit plan contributions	(43)	(187)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(95)	(224)
Inventories	(47)	43
Accounts payable	145	51
Accrued income taxes	1	85
Accrued interest expense	43	14
Accrued and prepaid advertising, promotion and trade allowances	118	25
Accrued salaries and wages	—	86
All other current assets and liabilities	(21)	(22)

Net cash provided by operating activities	1,375	1,269

Investing activities
Additions to properties	(262)	(392)
Acquisitions, net of cash acquired	(2,674)	—
Other	8	11

Net cash used in investing activities	(2,928)	(381)

Financing activities
Net issuances of notes payable	112	689
Issuances of long-term debt	1,727	397
Reductions of long-term debt	—	(946)
Net issuances of common stock	87	265
Common stock repurchases	(63)	(693)
Cash dividends	(464)	(452)
Other	(2)	10

Net cash provided by (used in) financing activities	1,397	(730)

Effect of exchange rate changes on cash and cash equivalents	1	(20)

Increase (decrease) in cash and cash equivalents	(155)	138
Cash and cash equivalents at beginning of period	460	444

Cash and cash equivalents at end of period	$305	$582

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended September 29, 2012 (unaudited)

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

The condensed balance sheet data at December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended September 29, 2012 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Note 2 Acquisitions, goodwill and other intangibles

Pringles® acquisition

On May 31, 2012, the Company completed its acquisition of the Pringles® business (Pringles) from The Procter & Gamble Company (P&G) for $2.695 billion, or $2.684 billion net of cash and cash equivalents, subject to certain purchase price adjustments. Through September 29, 2012, the net purchase price adjustments have resulted in a reduction of the purchase price by approximately $10 million. The purchase price, net of cash and cash equivalents, totals $2.674 billion. The acquisition was accounted for under the purchase method and was financed through a combination of cash on hand, and short-term and long-term debt. The assets and liabilities of Pringles are included in the Consolidated Balance Sheet as of September 29, 2012 and the results of the Pringles operations subsequent to the acquisition date are included in the Consolidated Statement of Income.

The acquired assets and assumed liabilities include the following:

(millions)	May 31, 2012
Accounts receivable, net	$130
Inventories	103
Other prepaid assets	17
Property	317
Goodwill	1,375
Other intangibles:
Definite-lived intangible assets	9
Brand	776
Other assets:
Deferred income taxes	19
Other	16
Notes payable	(3)
Accounts payable	(9)
Other current liabilities	(25)
Other liabilities	(51)

$2,674

Goodwill of $647 million is expected to be deductible for statutory tax purposes.

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

The above amounts, including the allocation to reportable segments, represent the preliminary allocation of purchase price, and are subject to revision when the purchase price adjustments and the resulting valuations of fixed assets and intangible assets are finalized, which is expected to occur during the remainder of 2012.

As part of the Pringles acquisition, we incurred $18 million of integration-related costs in the third quarter of 2012 of which $17 million are recorded in selling, general and administrative (SGA) expense and $1 million are recorded in cost of goods sold (COGS). Transaction fees and other integration-related costs incurred since the acquisition were $48 million recorded in SGA and $1 million recorded in COGS. In addition, during the second quarter of 2012 we incurred $5 million in fees for a bridge financing facility which are recorded in other income (expense), net.

Pringles contributed net revenues of $376 million and net earnings of $31 million for the third quarter of 2012 and contributed net revenues of $495 million and net earnings of $16 million since the acquisition, including the transaction fees and other integration-related costs discussed above. The unaudited pro forma combined historical third quarter and year-to-date results, as if Pringles had been acquired at the beginning of fiscal 2011 are estimated to be:

	Quarter ended		Year-to-date period ended
(millions, except per share data)	September 29, 2012	October 01, 2011	September 29, 2012	October 01, 2011
Net sales	$3,720	$3,696	$11,299	$11,314

Net income	$296	$322	$1,003	$1,075
Net income (loss) attributable to noncontrolling interests	—	—	—	(2)

Net income attributable to Kellogg Company	$296	$322	$1,003	$1,077

Net earnings per share	$0.82	$0.89	$2.79	$2.95

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

Changes in the carrying amount of goodwill, including the preliminary allocation of goodwill resulting from the Pringles acquisition to the Company’s reportable segments for the year-to-date period ended September 29, 2012 are presented in the following table.

Carrying amount of goodwill

(millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consolidated
December 31, 2011	$80	$3,257	$—	$202	$57	$—	$27	$3,623
Pringles goodwill	147	399	43	58	488	76	164	1,375
Currency translation adjustment	—	—	—	—	23	—	4	27
September 29, 2012	$227	$3,656	$43	$260	$568	$76	$195	$5,025

Intangible assets subject to amortization

(millions)

Gross carrying amount	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consolidated
December 31, 2011	$33	$18	$—	$—	$2	$7	$—	$60
Pringles customer relationships	—	3	—	—	5	—	1	9

September 29, 2012	$33	$21	$—	$—	$7	$7	$1	$69

Accumulated Amortization
December 31, 2011	$31	$9	$—	$—	$2	$7	$—	$49
Amortization	—	1	—	—	—	—	—	1
September 29, 2012	$31	$10	$—	$—	$2	$7	$—	$50

Intangible assets subject to amortization, net
December 31, 2011	$2	$9	$—	$—	$—	$—	$—	$11
Pringles customer relationships	—	3	—	—	5	—	1	9
Amortization	—	(1)	—	—	—	—	—	(1)
September 29, 2012	$2	$11	$—	$—	$5	$—	$1	$19

For intangible assets in the preceding table, amortization was $1 million for the current year-to-date period ended September 29, 2012, compared to $1 million for the prior year-to-date period ended October 1, 2011. The currently estimated aggregate annual amortization expense for full-year 2012 and each of the four succeeding fiscal years is approximately $2 million.

Intangible assets not subject to amortization

(millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consolidated
December 31, 2011	$158	$1,285	$—	$—	$—	$—	$—	$1,443
Pringles brand	—	340	—	—	436	—	—	776
Currency translation adjustment	—	—	—	—	17	—	—	17
September 29, 2012	$158	$1,625	$—	$—	$453	$—	$—	$2,236

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

Costs summary

During the quarter ended September 29, 2012, the Company recorded $1 million of exit costs related to two ongoing programs which will result in COGS and SGA expense savings. The costs included $1 million of asset write-offs in the U.S. Snacks reportable segment. During the year-to-date period ended September 29, 2012, the Company recorded $5 million of costs associated with exit or disposal activities. The costs included $2 million for severance in the U.S. Snacks reportable segment, $1 million for severance in the U.S. Morning Foods and Kashi reportable segment, $1 million for asset write-offs in the European reportable segment and $1 million for asset write-offs in the U.S. Snacks reportable segment. During the quarter ended October 1, 2011, the Company recorded $10 million of costs associated with exit or disposal activities. The costs included $6 million for pension costs, $2 million for severance, $1 million for other cash costs including relocation of assets and employees and $1 million for asset write-offs. The costs impacted reportable segments, as follows (in millions): U.S. Snacks $7 and Europe $3. During the year-to-date period ended October 1, 2011, the Company recorded $21 million of costs associated with exit or disposal activities. The costs included $12 million for pension costs, $6 million for severance, $2 million for asset write-offs and $1 million for other cash costs including relocation of assets and employees. The costs impacted reportable segments, as follows (in millions): U.S. Snacks $13; and Europe $8. Based on forecasted exchange rates, the Company currently expects to incur an additional $3 million in exit costs for these programs in 2012.

For programs that are active as of September 29, 2012, total program costs incurred to date were $33 million and include $8 million for severance, $3 million for other cash costs including relocation of assets and employees, $17 million for pension costs and $5 million for asset write-offs. The costs impacted reportable segments as follows (in millions): U.S. Morning Foods and Kashi $1; U.S. Snacks $22; and Europe $10.

Refer to the footnotes within the Company’s 2011 Annual Report on Form 10-K for further information on these initiatives.

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 16 million and 17 million for the quarter and year-to-date periods ended September 29, 2012, respectively, and 5 million and 4 million for the quarter and year-to-date periods ended October 1, 2011.

Quarters ended September 29, 2012 and October 1, 2011:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2012
Basic	$296	358	$0.83
Dilutive potential common shares		1	(0.01)
Diluted	$296	359	$0.82
2011
Basic	$290	360	$0.81
Dilutive potential common shares		3	(0.01)

Diluted	$290	363	$0.80

Year-to-date period ended September 29, 2012 and October 1, 2011:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2012
Basic	$955	357	$2.67
Dilutive potential common shares		2	(0.01)
Diluted	$955	359	$2.66
2011
Basic	$999	363	$2.75
Dilutive potential common shares		2	(0.02)
Diluted	$999	365	$2.73

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. During the year-to-date period ended September 29, 2012, the Company repurchased slightly more than 1 million shares of common stock for a total of $63 million. No common stock was repurchased during the third quarter of 2012. During the year-to-date period ended October 1, 2011, the Company repurchased approximately 13 million shares of common stock for a total of $688 million.

Comprehensive income

The Consolidated Statement of Comprehensive Income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all periods presented consists of foreign currency translation adjustments, fair value adjustments associated with cash flow and net investment hedges and adjustments for net experience losses and prior service cost related to employee benefit plans.

Accumulated other comprehensive income (loss) as of September 29, 2012 and December 31, 2011 consisted of the following:

(millions)	September 29, 2012	December 31, 2011
Foreign currency translation adjustments	$ (819)	$ (896)
Cash flow hedges — unrealized net gain (loss)	(7)	(9)
Postretirement and postemployment benefits:
Net experience loss	(1,432)	(1,483)
Prior service cost	(65)	(70)
Total accumulated other comprehensive income (loss)	$(2,323)	$(2,458)

Note 5 Debt

The following table presents the components of notes payable at September 29, 2012 and December 31, 2011:

	September 29, 2012		December 31, 2011
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
Europe commercial paper	$283	0.28%	$—	— %
U.S. commercial paper	46	0.25	216	0.24
Bank borrowings	33		18
Total	$362		$234

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

In May 2012, the Company issued Cdn.$300 million (approximately $305 million USD at September 29, 2012, which reflects the discount and translation adjustments) of two-year 2.10% fixed rate Canadian Dollar Notes, using the proceeds from these Notes for general corporate purposes, which included repayment of intercompany debt. This repayment resulted in cash available to be used for a portion of the acquisition of Pringles from P&G. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

In the first quarter of 2012, the Company entered into interest rate swaps with notional amounts totaling $1.6 billion, which effectively converted the associated U.S. Dollar Notes from fixed rate to floating rate obligations. The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of September 29, 2012 were as follows: 1) seven-year 4.45% U.S. Dollar Notes due 2016—3.33%; 2) five-year 1.875% U.S. Dollar Notes due 2016—1.20%, 3) seven-year 3.25% U.S. Dollar Notes due 2018 – 2.26% and 4) ten-year 4.15% U.S. Dollar Notes due 2019—2.79%. These derivative instruments were designated as fair value hedges.

In March 2012, the Company entered into an unsecured 364-Day Term Loan Agreement (the “New Credit Agreement”) to fund, in part, the acquisition of Pringles from P&G. The New Credit Agreement allowed the Company to borrow up to $1 billion to fund, in part, the acquisition and pay related fees and expenses. The loans under the New Credit Agreement were to mature and be payable in full 364 days after the date on which the loans were made. The New Credit Agreement contained customary representations, warranties and covenants, including restrictions on indebtedness, liens, sale and leaseback transactions, and a specified interest expense coverage ratio. If an event of default occurred, then, to the extent permitted under the New Credit Agreement, the administrative agent could (i) not earlier than the date on which the acquisition is or is to be consummated, terminate the commitments under the New Credit Agreement and (ii) accelerate any outstanding loans under the New Credit Agreement. The Company had no borrowings against the New Credit Agreement and, in May 2012, upon issuance of the U.S. Dollar Notes described above, the available commitments under the New Credit Agreement were automatically and permanently reduced to $0.

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

The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended		Year-to-date period ended
(millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Pre-tax compensation expense	$10	$8	$32	$30
Related income tax benefit	$ 4	$3	$12	$11

As of September 29, 2012, total stock-based compensation cost related to non-vested awards not yet recognized was $51 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the year-to-date periods ended September 29, 2012 and October 1, 2011, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2011 Annual Report on Form 10-K.

Year-to-date period ended September 29, 2012:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	24	$48
Granted	6	52
Exercised	(2)	43
Forfeitures and expirations	(1)	53
Outstanding, end of period	27	$49	6.4	$78
Exercisable, end of period	17	$48	5.1	$78

Year-to-date period ended October 1, 2011:
Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	26	$47
Granted	5	53
Exercised	(6)	45
Forfeitures and expirations	(1)	52
Outstanding, end of period	24	$48	6.5	$121
Exercisable, end of period	16	$46	5.2	$108

The weighted-average fair value of options granted was $5.23 per share for the year-to-date period ended September 29, 2012 and $7.59 per share for the year-to-date period ended October 1, 2011. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended September 29, 2012:	16%	7.53	1.60%	3.30%
Grants within the year-to-date period ended October 1, 2011:	17%	6.98	3.07%	3.10%

The total intrinsic value of options exercised was $16 million for the year-to-date period ended September 29, 2012 and $59 million for the year-to-date period ended October 1, 2011.

Performance shares

In the first quarter of 2012, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2012 target grant currently corresponds to approximately 233,000 shares, with a grant-date fair value of $47 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at September 29, 2012, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	September 29, 2012
2010 Award	$20
2011 Award	$21
2012 Award	$24

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

Pension

	Quarter ended		Year-to-date period ended
(millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$ 28	$ 23	$ 82	$ 72
Interest cost	52	52	155	157
Expected return on plan assets	(93)	(91)	(276)	(277)
Amortization of unrecognized prior service cost	4	4	11	11
Recognized net loss	38	27	109	79
Settlement cost	—	3	—	7

Total pension expense	$ 29	$ 18	$ 81	$ 49

Other nonpension postretirement
	Quarter ended		Year-to-date period ended
(millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$ 7	$ 6	$ 20	$ 17
Interest cost	14	16	40	47
Expected return on plan assets	(22)	(22)	(66)	(66)
Amortization of unrecognized prior service cost	(2)	(1)	(2)	(2)
Recognized net loss	5	5	12	15

Total postretirement benefit expense	$ 2	$ 4	$ 4	$ 11

Postemployment
	Quarter ended		Year-to-date period ended
(millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Service cost	$ 1	$ 2	$5	$ 5
Interest cost	1	1	3	3
Recognized net loss	2	1	4	3

Total postemployment benefit expense	$ 4	$ 4	$12	$ 11

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
September 29, 2012	$ 7	$ 3	$ 10
October 1, 2011	$ 1	$ 3	$ 4
Year-to-date period ended:
September 29, 2012	$ 31	$12	$ 43
October 1, 2011	$176	$11	$187
Full year:
Fiscal year 2012 (projected)	$ 37	$17	$ 54
Fiscal year 2011 (actual)	$180	$12	$192

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 8 Income taxes

The consolidated effective tax rate for the quarter ended September 29, 2012 of 29% was higher than the prior year’s rate of 27%. The consolidated effective tax rate for the year-to-date periods ended September 29, 2012 and October 1, 2011 was 28%. The effective rate for the third quarter of 2011 benefited from the write-off of an investment in a Latin America subsidiary.

As of September 29, 2012, the Company classified $9 million related to uncertain tax positions as a net current liability, representing several income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance, expected to be settled within one year, offset by $9 million of projected additions. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended September 29, 2012; $58 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 31, 2011	$66
Tax positions related to current year:
Additions	7
Reductions	—
Tax positions related to prior years:
Additions	8
Reductions	(2)
Settlements	(1)

September 29, 2012	$78

For the year-to-date period ended September 29, 2012, the Company recognized an increase of $3 million of tax-related interest and penalties and had $18 million accrued at September 29, 2012.

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

Total notional amounts of the Company’s derivative instruments as of September 29, 2012 and December 31, 2011 were as follows:

(millions)	September 29, 2012	December 31, 2011
Foreign currency exchange contracts	$626	$ 1,265
Interest rate contracts	2,150	600
Commodity contracts	101	175

Total	$2,877	$ 2,040

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at September 29, 2012 and December 31, 2011, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of September 29, 2012 or December 31, 2011.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of September 29, 2012 and December 31, 2011:

Derivatives designated as hedging instruments

	September 29, 2012			December 31, 2011
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total

Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$ 5	$ 5	$—	$ 11	$ 11
Interest rate contracts (a):
Other assets	—	71	71	—	23	23
Commodity contracts:
Other prepaid assets	—	—	—	2	—	2
Total assets	$—	$ 76	$ 76	$ 2	$ 34	$ 36

Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$ (4)	$ (4)	$—	$(18)	$(18)
Commodity contracts:
Other current liabilities	—	(11)	(11)	(4)	(12)	(16)
Other liabilities	—	(29)	(29)	—	(34)	(34)
Total liabilities	$—	$(44)	$(44)	$ (4)	$(64)	$(68)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.4 billion as of September 29, 2012 and $647 million as of December 31, 2011.

Derivatives not designated as hedging instruments
	September 29, 2012			December 31, 2011
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total

Assets:
Commodity contracts:
Other prepaid assets	$ 6	$ 1	$ 7	$—	$—	$—
Total assets	$ 6	$ 1	$ 7	$—	$—	$—

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended September 29, 2012 and October 1, 2011 was as follows:

Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		Sep. 29, 2012	Oct. 1, 2011
Foreign currency exchange contracts	Other income (expense), net	$2	$(9)
Interest rate contracts	Interest expense	4	—
Total		$6	$(9)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	Sep. 29, 2012	Oct. 1, 2011		Sep. 29, 2012	Oct. 1, 2011		Sep. 29, 2012	Oct. 1, 2011
Foreign currency exchange contracts	$(4)	$5	COGS	$(1)	$(1)	Other income (expense), net	$—	$(1)
Foreign currency exchange contracts	—	2	SGA expense	1	—	Other income (expense), net	—	—
Interest rate contracts	—	—	Interest expense	1	1	N/A	—	—
Commodity contracts	3	(8)	COGS	(4)	(1)	Other income (expense), net	—	—
Total	$(1)	$(1)		$(3)	$(1)		$—	$(1)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	Sep. 29, 2012	Oct. 1, 2011
Foreign currency exchange contracts	$(1)	$—
Total	$(1)	$—

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		Sep. 29, 2012	Oct. 1, 2011
Foreign currency exchange contracts	Other income (expense), net	$—	$(1)
Interest rate contracts	Interest expense	—	2
Commodity contracts	COGS	(3)	—
Total		$(3)	$1

The effect of derivative instruments on the Consolidated Statement of Income for the year-to-date periods ended September 29, 2012 and October 1, 2011 were as follows:

Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		Sep. 29, 2012	Oct. 1, 2011
Foreign currency exchange contracts	Other income (expense), net	$1	$16
Interest rate contracts	Interest expense	4	—
Total		$5	$16

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	Sep. 29, 2012	Oct. 1, 2011		Sep. 29, 2012	Oct. 1, 2011		Sep. 29, 2012	Oct. 1, 2011
Foreign currency exchange contracts	$(5)	$2	COGS	$(1)	$(4)	Other income (expense), net	$—	$(2)
Foreign currency exchange contracts	1	—	SGA expense	2	—	Other income (expense), net	—	—
Interest rate contracts	—	(13)	Interest expense	3	3	N/A	—	—
Commodity contracts	(5)	(25)	COGS	(16)	11	Other income (expense), net	—	—
Total	$(9)	$(36)		$(12)	$10		$—	$(2)

(a) Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	Sep. 29, 2012	Oct. 1, 2011
Foreign currency exchange contracts	$5	$—
Total	$5	$—

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		Sep. 29, 2012	Oct. 1, 2011
Interest rate contracts	Interest expense	$(1)	$(1)
Commodity contracts	COGS	(3)	—
Total		$(4)	$(1)

During the next 12 months, the Company expects $8 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at September 29, 2012 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Ba1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on September 29, 2012 was $21 million. If the credit-risk-related contingent features were triggered as of September 29, 2012, the Company would be required to post collateral of $21 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of September 29, 2012 triggered by credit-risk-related contingent features.

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at September 29, 2012:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$1,519	$1,510
Long-term debt	6,879	6,065
Total	$8,398	$7,575

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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of $65 million as of September 29, 2012.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. There were no collateral balance requirements at September 29, 2012.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 27% of consolidated trade receivables at September 29, 2012.

Note 10 Product recall

On October 8, 2012, the Company announced a recall of certain packages of Mini-Wheats cereal in the U.S. and Canada due to the possible presence of fragments of flexible metal mesh from a faulty manufacturing part. Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded as COGS.

(millions, except per share amount)	Quarter ended September 29, 2012
Reduction of net sales	$14
COGS	14
Total	$28
Earnings per diluted share impact	$0.06

Note 11 Reportable segments

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

Refer to Note 2 for discussion regarding changes in intangible assets by reportable segment associated with the Pringles acquisition. No other changes to total assets by reportable segment were considered significant.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Intercompany transactions between operating segments were insignificant in all periods presented.

	Quarter ended		Year-to-date period ended
(millions)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net sales
U.S. Morning Foods & Kashi	$946	$897	$2,826	$2,782
U.S. Snacks	865	727	2,410	2,181
U.S. Specialty	264	234	864	789
North America Other	388	359	1,125	1,060
Europe	685	585	1,836	1,840
Latin America	292	274	836	816
Asia Pacific	280	236	737	715
Consolidated	$3,720	$3,312	$10,634	$10,183
Operating profit
U.S. Morning Foods & Kashi	$137	$134	$479	$491
U.S. Snacks	116	94	351	329
U.S. Specialty	62	64	188	185
North America Other	66	65	206	198
Europe	84	84	234	287
Latin America	35	43	134	152
Asia Pacific	29	23	79	79
Total Reportable Segments	529	507	1,671	1,721
Corporate	(50)	(43)	(172)	(142)
Consolidated	$479	$464	$1,499	$1,579

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

We manage our Company for sustainable performance defined by our long-term annual growth targets. These targets are 3 to 4% for internal net sales, mid-single-digit (4 to 6%) for internal operating profit, and high-single-digit (7 to 9%) for currency neutral diluted net earnings per share. Internal net sales and internal operating profit exclude the impact of foreign currency translation and if applicable, acquisitions and dispositions. In addition to these items, internal operating profit also excludes the impact of transaction and integration costs associated with the acquisition of the Pringles® business (Pringles), and includes the benefit of allocating a portion of costs related to our support functions that are now being leveraged to provide support to the Pringles business.

On May 31, 2012 we completed the acquisition of Pringles from The Procter & Gamble Company (P&G) for $2.685 billion, including initial working capital adjustments, which was funded from cash-on-hand and the issuance of $2.3 billion of short and long-term debt.

During the current quarter, we experienced a recall of certain cereal products (the recall). The financial impact of the recall is included in both reported and internal results. See the Product Recall section for further details.

For the quarter ended September 29, 2012, our reported net sales, which includes the impact of the operating results of the Pringles business, increased by 12% and internal net sales increased by 3%, in line with our expectations. We experienced solid growth for the quarter in North America, Asia Pacific and most of Latin America outside of Mexico. Operating environments in Europe continued to be difficult, although we are seeing continued improvement in sales trends for the segment with year-over-year sales growth for the quarter in our two largest markets, the UK and France. Reported operating profit, which includes the impact of the operating results of the Pringles business, and integration costs related to the acquisition of Pringles, increased by 3%. Internal operating profit declined by 5%. Internal operating profit was negatively impacted by anticipated commodity inflation, the recall, and increased brand-building investments. Diluted earnings per share (EPS) of $.82, was up 3% compared to the prior year EPS of $.80. EPS includes $.04 negative impact of transaction and integration costs. This EPS performance was in line with expectations communicated with the announcement of first-quarter earnings.

Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the third quarter of 2012 versus 2011:

(dollars in millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	North America	Europe	Latin America	Asia Pacific	Corp- orate	Consoli- dated
2012 net sales	$946	$865	$264	$388	$2,463	$685	$292	$280	$—	$3,720

2011 net sales	$897	$727	$234	$359	$2,217	$585	$274	$236	$—	$3,312

% change—2012 vs. 2011:
Internal business (a)	5.4%	.3%	5.5%	5.2%	3.7%	(2.5)%	3.6%	6.8%	—%	2.8%
Acquisitions (b)	—%	18.7%	7.4%	3.2%	7.4%	25.7%	6.6%	18.4%	—%	11.3%
Divestitures (c)	—%	—%	—%	—%	—%	—%	—%	(2.8)%	—%	(.2)%
Foreign currency impact	—%	—%	—%	(.2)%	—%	(6.0)%	(3.6)%	(3.9)%	—%	(1.6)%
Total change	5.4%	19.0%	12.9%	8.2%	11.1%	17.2%	6.6%	18.5%	—%	12.3%

(dollars in millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	North America	Europe	Latin America	Asia Pacific	Corp- orate	Consoli- dated
2012 operating profit	$137	$116	$62	$66	$381	$84	$35	$29	$(50)	$479

2011 operating profit	$134	$94	$64	$65	$357	$84	$43	$23	$(43)	$464

% change—2012 vs. 2011:
Internal business (a)	2.7%	(3.0)%	(8.6)%	(1.4)%	(1.6)%	(7.7)%	(16.7)%	(3.4)%	(6.1)%	(4.9)%
Acquisitions (b)	—%	33.5%	5.5%	3.2%	10.4%	19.1%	2.0%	27.3%	(6.4)%	12.4%
Divestitures (c)	—%	—%	—%	—%	—%	—%	—%	7.9%	—%	.4%
Integration (d)	—%	(7.8)%	—%	—%	(2.1)%	(7.9)%	(.8)%	(2.6)%	(7.8)%	(3.9)%
Foreign currency impact	(.1)%	—%	—%	—%	.1%	(4.0)%	(.6)%	(.8)%	—%	(.8)%

Total change	2.6%	22.7%	(3.1)%	1.8%	6.8%	(.5)%	(16.1)%	28.4%	(20.3)%	3.2%

(a)	Internal net sales and operating profit growth for 2012, exclude the impact of acquisitions, divestitures, integration costs and impact of currency. Internal net sales and operating profit growth are non-GAAP financial measures which are reconciled to the directly comparable measures in accordance with U.S. GAAP within these tables.
(b)	Impact of results for the quarter ended September 29, 2012 from the acquisition of Pringles.
(c)	Impact of results for the quarter ended September 29, 2012 from the divestiture of Navigable Foods.
(d)	Includes impact of integration costs associated with the Pringles acquisition.

Our reported net sales increased by 12% and net sales increased 3% on an internal basis. Internal net sales improved 3% due to pricing/mix, while volume was flat.

Internal net sales in our North America business increased by 4%. This increase was the result of a 3% improvement in pricing/mix and increased volume, which reflects strong underlying results and improving trends in our business performance.

Internal net sales for U.S. Morning Foods & Kashi increased 5% as a result of favorable pricing/mix and increased volume. This segment has two product groups, cereal and select snacks. Cereal’s internal net sales increased as a result of improvements in pricing/mix which were partially offset by the impact of the recall. Snacks (toaster pastries, Kashi-branded cereal bars, crackers, cookies, Stretch Island fruit snacks, and health and wellness products) internal net sales increased as a result of increased volume in each of our Pop-Tarts® and health and wellness businesses.

Internal net sales in U.S. Snacks was flat as a result of favorable pricing/mix and decreased volume. This business consists of cookies, crackers, cereal bars, fruit-flavored snacks, and Pringles. The sales performance was the result of solid crackers growth behind Special K Popcorn Chips® innovation, Special K Cracker Chips® and Cheez-it®. This growth was building on strong growth in the comparable period of last year. This crackers performance was offset by declines in sales across the cookies, wholesome snacks and fruit-flavored snacks categories.

Internal net sales in U.S. Specialty increased by 6% as a result of favorable pricing/mix and increased volume. Sales growth was due to continued strong innovation.

Internal net sales in North America Other (U.S. Frozen and Canada) increased by 5% due to favorable pricing/mix offset by a slight decline in volume. Sales growth was driven by strong U.S. Frozen business growth resulting from increased brand-building support behind innovation activity. Sales in the Canada business were down slightly as a result of the recall.

Europe’s internal net sales declined 2% as a result of a decline in volume and flat pricing/mix. During the quarter, we grew sales in the UK (volume) and France (volume and pricing/mix), our two largest markets. These favorable results were offset by declines in Southern Europe due to the continued difficult operating environment. Latin America’s internal net sales growth was 4% due to improved pricing/mix, partially offset by a decline in volume resulting from our efforts to aggressively reduce trade inventories in Mexico within the quarter. Internal net sales in Asia Pacific increased by 7% as a result of increased volume which was partially offset by unfavorable pricing/mix. Asia Pacific’s growth was driven by solid performance in Australia and most other markets.

Our reported operating profit, which includes the impact of the operating results of the Pringles business, and integration costs related to the acquisition of Pringles, improved by 3%. The recall negatively impacted operating profit by approximately 6% for our total Kellogg business, 16% for U.S. Morning Foods & Kashi, 5% for U.S. Specialty, and 6% for North America Other. Internal operating profit declined by 5%. The decline in internal operating profit was due to anticipated commodity inflation, the recall, and increased brand-building investments. Internal operating profit in U.S. Morning Foods & Kashi improved by 3% due to sales growth and favorable pricing/mix being partially offset by the impact of the recall and increased brand-building investment. U.S. Snacks was unfavorable 3% due to increased brand-building investment and unfavorable input costs. U.S. Specialty declined by 9% as a result of unfavorable input costs, the impact of the recall, and a double-digit increase in brand-building investment more than offsetting favorable pricing/mix. North America Other declined by 1% as a result of increased brand-building investment in Frozen, unfavorable input costs in Canada, and the impact of the recall more than offsetting improved pricing/mix. Europe declined by 8% due to a difficult operating environment and increased input costs being partially offset by favorable timing of marketing investment. Latin America declined by 17% due to the reduction of trade inventories in Mexico, increased input costs and double-digit increases in marketing investments. Asia Pacific declined by 3% due to a double-digit increase in marketing investments.

The following tables provide analysis of our net sales and operating profit performance for the year-to-date periods of 2012 as compared to 2011:

(dollars in millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	North America	Europe	Latin America	Asia Pacific	Corp- orate	Consoli- dated
2012 net sales	$2,826	$2,410	$864	$1,125	$7,225	$1,836	$836	$737	$—	$10,634

2011 net sales	$2,782	$2,181	$789	$1,060	$6,812	$1,840	$816	$715	$—	$10,183

% change—2012 vs. 2011:
Internal business (a)	1.6%	2.2%	6.7%	5.8%	3.0%	(5.5)%	5.9%	2.1%	—%	1.7%
Acquisitions (b)	—%	8.3%	2.9%	1.4%	3.2%	10.9%	2.4%	8.0%	—%	4.9%
Divestitures (c)	—%	—%	—%	—%	—%	—%	—%	(3.3)%	—%	(.2)%
Foreign currency impact	—%	—%	—%	(1.1)%	(.1)%	(5.6)%	(5.9)%	(3.7)%	—%	(2.0)%
Total change	1.6%	10.5%	9.6%	6.1%	6.1%	(.2)%	2.4%	3.1%	—%	4.4%

(dollars in millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	North America	Europe	Latin America	Asia Pacific	Corp- orate	Consoli- dated
2012 operating profit	$479	$351	$188	$206	$1,224	$234	$134	$79	$(172)	$1,499

2011 operating profit	$491	$329	$185	$198	$1,203	$287	$152	$79	$(142)	$1,579

% change—2012 vs. 2011:
Internal business (a)	(2.6)%	(2.6)%	(1.1)%	4.5%	(1.2)%	(16.3)%	(7.4)%	(11.4)%	(2.1)%	(5.4)%
Acquisitions (b)	—%	11.9%	2.7%	1.1%	3.9%	6.1%	.6%	7.9%	(2.1)%	4.3%
Divestitures (c)	—%	—%	—%	—%	—%	—%	—%	6.7%	—%	.4%
Integration (d)	—%	(2.6)%	—%	—%	(.7)%	(4.9)%	(.3)%	(1.8)%	(17.8)%	(3.2)%
Foreign currency impact	.1%	—%	—%	(1.3)%	(.3)%	(3.5)%	(4.4)%	(.7)%	—%	(1.2)%

Total change	(2.5)%	6.7%	1.6%	4.3%	1.7%	(18.6)%	(11.5)%	.7%	(22.0)%	(5.1)%

(a)	Internal net sales and operating profit growth for 2012, exclude the impact of acquisitions, divestitures, transaction and integration costs and impact of currency. Internal net sales and operating profit growth are non-GAAP financial measures which are reconciled to the directly comparable measures in accordance with U.S. GAAP within these tables.
(b)	Impact of results for the year-to-date period ended September 29, 2012 from the acquisition of Pringles.
(c)	Impact of results for the year-to-date period ended September 29, 2012 from the divestiture of Navigable Foods.
(d)	Includes the impact of transaction and integration costs associated with the Pringles acquisition.

Our internal net sales increase of 2% was the result of favorable pricing/mix across all reportable segments except Asia Pacific, which was partially offset by unfavorable volume in the majority of our reportable segments. Our internal operating profit decline of 5% was due primarily to continued higher input costs, weak performance in Europe, and the recall. The impact of the recall on operating profit growth was approximately 2%. This decline in internal operating profit was partially offset by improved pricing/mix.

Margin performance

Margin performance for the third quarter and year-to-date periods of 2012 versus 2011 is as follows:

Quarter	2012	2011	Change vs. prior year (pts.)
Gross margin (a)	38.8%	40.7%	(1.9)
SGA (b)	(25.9)%	(26.7)%	0.8
Operating margin	12.9%	14.0%	(1.1)
Year-to-date	2012	2011	Change
Gross margin (a)	39.8%	41.4%	(1.6)
SGA (b)	(25.7)%	(25.9)%	0.2
Operating margin	14.1%	15.5%	(1.4)

(a)	Gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.
(b)	Selling, general, and administrative expense as a percentage of net sales.

Gross profit margin for the quarter was 190 basis points lower than in the same period in 2011. This reduction was due to the impact of commodity inflation, the recall, and the acquisition of Pringles in the second quarter. Our selling, general and administrative (SGA) expense as a percentage of net sales was 80 basis points lower as a result of favorable overhead leverage and synergies resulting from the Pringles acquisition, reduced incentive compensation and brand-building that increased at a rate lower than the rate of sales growth due to the timing of investment in the Pringles business. This favorability was partially offset by integration costs related to the Pringles acquisition.

On a year-to-date basis, gross profit margin is down 160 basis points. This is primarily due to the impact of commodity inflation, the acquisition of Pringles in the second quarter, and the recall. Our SGA expense as a percentage of net sales was 20 basis points lower due to the decline in brand-building, which reflects the timing of our investment across the year and a difficult year-ago comparison, and favorable overhead leverage and synergies resulting from the Pringles acquisition. This favorability was partially offset by transaction and integration costs related to the Pringles acquisition.

For the full year, we expect gross margin to remain under pressure and be down 150-200 basis points compared to 2011 including the impact of Pringles.

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

Product Recall

On October 8, 2012, we announced a recall of certain packages of Mini-Wheats cereal in the U.S. and Canada due to the possible presence of fragments of flexible metal mesh from a faulty manufacturing part. We believe that nearly all of the impact of the recall was incurred in the current quarter. Estimated customer returns and consumer rebates were recorded as a reduction of net sales; costs associated with returned product and the disposal and write-off of inventory were recorded in cost of goods sold. EPS for the quarter was impacted by approximately $.06. Reportable segments impacted by this recall were U.S. Morning Foods & Kashi, U.S. Specialty and North America Other.

Interest expense

For the quarter and year-to-date periods ended September 29, 2012, interest expense was $73 million and $195 million, respectively, as compared to the quarter and year-to-date periods ended October 1, 2011 with interest expense of $58 million and $178 million, respectively. Current quarter and year-to-date interest expense was higher than the prior year due to increased debt levels associated with the acquisition of Pringles.

For the full year 2012, we expect gross interest expense to be approximately $260 million, compared to 2011’s full year interest expense of $233 million.

Income taxes

The consolidated effective income tax rate was 29% for the quarter ended September 29, 2012, as compared to 27% for the comparable quarter of 2011. Refer to Note 8 of the Consolidated Financial Statements for further discussion.

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

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	September 29, 2012	October 1, 2011
Net cash provided by (used in):
Operating activities	$1,375	$1,269
Investing activities	(2,928)	(381)
Financing activities	1,397	(730)
Effect of exchange rates on cash and cash equivalents	1	(20)
Net increase (decrease) in cash and cash equivalents	$(155)	$138

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the year-to-date period ending September 29, 2012, amounted to $1.375 billion, an increase of $106 million over the same period in 2011. The increase compared to the prior year is primarily due to improved performance on trade receivables, cash flow benefit from Pringles and lower postretirement benefit plan contributions, partially offset by unfavorable impacts in inventories, accrued income taxes and accrued salaries and wages.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 29 days and 24 days for the 12 month periods ended September 29, 2012 and October 1, 2011, respectively. Compared with the 12 month period ended October 1, 2011, the unfavorable impact on the 2012 cash conversion cycle resulted from higher days of inventory and lower days of payables. This was primarily due to increased inventory levels in North America resulting from inventory required to maintain high service levels during consumer promotions and supply chain initiatives. In addition, Europe experienced increased inventory levels and reduced payables as a result of its difficult operating environment.

Our pension and other postretirement benefit plan contributions amounted to $43 million and $187 million for the year-to-date periods ended September 29, 2012 and October 1, 2011, respectively. For the full year 2012, we currently expect that our contributions to pension and other postretirement plans will total approximately $54 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Year-to-date period ended		Change versus prior year
(millions)	September 29, 2012	October 1, 2011
Net cash provided by operating activities	$1,375	$1,269	8.4%
Additions to properties	(262)	(392)
Cash flow	$1,113	$877	26.9%

For 2012, we are projecting cash flow (as defined) to be approximately $1.1 billion to $1.2 billion including the benefit of the acquisition of Pringles.

Investing activities

Our net cash used in investing activities for the year-to-date period ended September 29, 2012 amounted to $2.928 billion compared to $381 million in the same period of 2011. The year-over-year increase was primarily attributable to $2.674 billion acquisition of Pringles. For full-year 2012, we project capital spending of approximately 4% of net sales.

Financing activities

Our net cash provided by financing activities for the year-to-date period ended September 29, 2012 amounted to $1.397 billion compared to net cash used in financing activities of $730 million for the same period in 2011. The cash provided by financing activities was primarily a result of the issuance of notes payable and long-term debt totaling $2.227 billion to fund the acquisition of Pringles.

On April 23, 2010, our board of directors authorized a $2.5 billion, three-year share repurchase program for 2010 through 2012. As of September 29, 2012, total purchases under the repurchase authorization amounted to 37 million shares totaling $1.9 billion, with $63 million repurchased in 2012. We have reduced our share repurchases significantly during 2012 to allow us to pay down debt associated with the acquisition of Pringles. Actual repurchases could be different from our current expectations, as influenced by factors such as the impact of changes in our stock price and other competing priorities.

We paid cash dividends of $464 million in the year-to-date period ended September 29, 2012, compared to $452 million during the same period in 2011. In October 2012, the board of directors declared a dividend of $.44 per common share, payable December 17, 2012 to shareholders of record at close of business on December 3, 2012. The dividend is consistent with our current plan to maintain our dividend pay-out between 40% and 50% of reported net income.

In the first quarter of 2012, we entered into an unsecured 364-Day Term Loan Agreement (the “New Credit Agreement”) to fund, in part, the acquisition of Pringles. The New Credit Agreement allowed the Company to borrow up to $1 billion to fund, in part, the acquisition and pay related fees and expenses. We had no borrowings against the New Credit Facility, and in May 2012, terminated the New Credit Facility upon issuance of our long-term debt.

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

Accounting standards to be adopted in future periods

In July 2012, the Financial Accounting Standards Board issued an updated accounting standard to allow entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative indefinite-lived intangible asset impairment test. Under the updated standard an entity would not be required to perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired. The updated standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We will consider adoption of the updated standard in connection with our annual impairment evaluation in the fourth quarter of 2012.

Forward-looking statements

This Report contains “forward-looking statements” with projections concerning, among other things, the integration of the Pringles® business, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expects,” “believes,” “will,” “can,” “anticipates,” “projects,” “should,” “estimates,” “implies,” or words or phrases of similar meaning. For example, forward-looking statements are found in Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:

•	the ability to integrate Pringles and the realization of the anticipated benefits from the acquisition in the amounts and at the times expected;

•	the impact of competitive conditions;

•	the effectiveness of pricing, advertising, and promotional programs;

•	the success of innovation, renovation and new product introductions;

•	the recoverability of the carrying value of goodwill and other intangibles;

•	the success of productivity improvements and business transitions;

•	commodity and energy prices;

•	labor costs;

•	disruptions or inefficiencies in supply chain;

•	the availability of and interest rates on short-term and long-term financing;

•	actual market performance of benefit plan trust investments;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	changes in consumer behavior and preferences;

•	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

•	legal and regulatory factors including changes in advertising and labeling laws and regulations;

•	the ultimate impact of product recalls;

•	business disruption or other losses from natural disasters, war, terrorist acts, or political unrest; and,

•	the risks and uncertainties described herein under Part II, Item 1A.

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

Refer to disclosures contained within Item 7A of our 2011 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of September 29, 2012.

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

The total notional amount of interest rate swaps at September 29, 2012 was $2.2 billion, representing a net settlement receivable of $71 million. The total notional amount of interest rate swaps at December 31, 2011 was $600 million, representing a settlement receivable of $23 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased annual interest expense by approximately $27 million at September 29, 2012 and $18 million at year-end December 31, 2011.

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

As of September 29, 2012, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. We acquired Pringles during the second quarter of 2012, which represented approximately 19% of our total assets as of September 29, 2012. As the acquisition occurred during the second quarter of 2012, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include Pringles. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the first quarter of 2012, we initiated the implementation of an upgrade to our existing enterprise resource planning (ERP) system within North America. This implementation has resulted in the modification of certain business processes and internal controls impacting financial reporting. During the implementation, which is expected to continue into 2014, we have taken the necessary steps to monitor and maintain appropriate internal controls impacting financial reporting. It is anticipated that, upon completion, implementation of this new ERP will enhance internal controls due to increased automation and further integration of related processes.

There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and Part II, Item 1A to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2012. The risk factors disclosed under those Reports in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012 for general corporate purposes and to offset issuances for employee benefit programs. In connection with the acquisition of Pringles, the Company announced that it expects to limit its share repurchases to proceeds received by the Company from employee option exercises. No common stock was repurchased during the third quarter of 2012. The Company has approximately $587 million remaining on the $2.5 billion authorization.

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

Date: November 5, 2012

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