Form 10-K
period 2012-12-29
KELLOGG CO
filed 2013-02-26
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on June 30, 2012 was approximately $13.7 billion based on the closing price of $49.33 for one share of common stock, as reported for the New York Stock Exchange on that date.

As of January 26, 2013, 361,890,602 shares of the common stock of the registrant were issued and outstanding.

Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 26, 2013 are incorporated by reference into Part III of this Report.

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

Financial Information About Segments. Information on segments is located in Note 16 within Notes to the Consolidated Financial Statements.

Principal Products. Our principal products are ready-to-eat cereals and convenience foods, such as cookies, crackers, savory snacks, toaster pastries, cereal bars, fruit-flavored snacks, frozen waffles and veggie foods. These products were, as of February 26, 2013, manufactured by us in 18 countries and marketed in more than 180 countries. Our cereal products are generally marketed under the Kellogg’s name and are sold to the grocery trade through direct sales forces for resale to consumers. We use broker and distributor arrangements for certain products. We also generally use these, or similar arrangements, in less-developed market areas or in those market areas outside of our focus.

We also market cookies, crackers, crisps, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Murray, Austin and Famous Amos, to supermarkets in the United States through a direct store-door (DSD) delivery system, although other distribution methods are also used.

Additional information pertaining to the relative sales of our products for the years 2010 through 2012 is located in Note 16 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

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

Trademarks and Technology. Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to cereals and convenience foods manufactured and marketed by us, and we also grant licenses to third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals, convenience foods and our other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Cinnamon Crunch Crispix, Choco Zucaritas, Cocoa Krispies, Complete, Kellogg’s Corn Flakes, Corn Pops, Cracklin’ Oat Bran, Crispix, Cruncheroos, Crunchmania, Crunchy Nut, Eggo, Kellogg’s FiberPlus, Froot Loops, Kellogg’s Frosted Flakes, Kellogg’s Krave, Frosted Krispies, Frosted Mini-Wheats, Fruit Harvest, Just Right, Kellogg’s Low Fat Granola, Mueslix, Pops, Product 19, Kellogg’s Raisin Bran, Raisin Bran Crunch, Rice Krispies,

Rice Krispies Treats, Smacks/Honey Smacks, Smart Start, Kellogg’s Smorz, Special K, Special K Red Berries and Zucaritas in the United States and elsewhere; Crusli, Sucrilhos, Vector, Musli, NutriDia, and Choco Krispis for cereals in Latin America; Vive and Vector in Canada; Coco Pops, Country Store, Chocos, Frosties, Fruit‘N Fibre, Kellogg’s Crunchy Nut Corn Flakes, Krave, Honey Loops, Kellogg’s Extra, Sustain, Muslix, Ricicles, Smacks, Start, Pops, Optima and Tresor for cereals in Europe; and Cerola, Sultana Bran, Chex, Frosties, Goldies, Rice Bubbles, Nutri-Grain, Kellogg’s Iron Man Food, and BeBig for cereals in Asia and Australia. Additional trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak, Jumbo, and Variety.

Other brand names include Kellogg’s Corn Flake Crumbs; All-Bran, Choco Krispis, Froot Loops, Special K, NutriDia, Kuadri-Krispis, Zucaritas and Crusli for cereal bars, Komplete for biscuits; and Kaos for snacks in Mexico and elsewhere in Latin America; Pop-Tarts and Pop-Tarts Ice Cream Shoppe for toaster pastries; Pop-Tarts Mini Crisps for crackers; Eggo, Eggo FiberPlus and Nutri-Grain for frozen waffles and pancakes; Rice Krispies Treats for convenience foods; Special K and Special K2O for flavored protein water mixes and protein shakes; Nutri-Grain cereal bars, Nutri-Grain yogurt bars, for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Day Dawn, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Nutri-Grain Squares, Nutri-Grain Elevenses, and Rice Krispies Squares for convenience foods in Europe; Kashi and GoLean for certain cereals, nutrition bars, and mixes; TLC for granola and cereal bars, crackers and cookies; Special K and Vector for meal replacement products; Bear Naked for granola cereal, bars and trail mix, Pringles for potato crisps and sticks, and Morningstar Farms, Loma Linda, Natural Touch, Gardenburger and Worthington for certain meat and egg alternatives.

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

Our trademarks also include logos and depictions of certain animated characters in conjunction with our products, including Snap!Crackle!Pop! for Cocoa Krispies and Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Ernie Keebler for cookies, convenience foods and other products; the Hollow Tree logo for certain convenience foods; Toucan Sam for Froot Loops cereal; Dig ‘Em for Smacks/Honey Smacks cereal; Sunny for Kellogg’s Raisin Bran and Raisin Bran Crunch cereals, Coco the Monkey for Coco Pops cereal; Cornelius for Kellogg’s Corn Flakes; Melvin the Elephant for certain cereal and convenience foods; Chocos the Bear, Sammy the Seal (aka Smaxey the Seal) for certain cereal products and Mr. P or Julius Pringles for Pringles potato crisps and sticks.

The slogans The Best To You Each Morning, The Original & Best, They’re Gr-r-reat!, The Difference is K, One Bowl Stronger, Supercharged, Earn Your Stripes and Gotta Have My Pops, are used in connection with our ready-to-eat cereals, along with L’ Eggo my Eggo, used in connection with our frozen waffles and pancakes, Elfin Magic, Childhood Is Calling, The Cookies in the Passionate Purple Package. Uncommonly Good and Baked with Care used in connection with convenience food products, Seven Whole Grains on a Mission used in connection with Kashi natural foods and See Veggies Differently used in connection with meat and egg alternatives and Everything Pops With Pringles used in connection with potato crisps are also important Kellogg trademarks.

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

Customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2012, comprised principally of sales within the United States. At December 29, 2012, approximately 18% of our consolidated receivables balance and 26% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2012. During 2012, our top five customers, collectively, including Wal-Mart, accounted for approximately 33% of our consolidated net sales and approximately 45% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry in recent years and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.

Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 29, 2012 and December 31, 2011 was not material to us.

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

Research and Development. Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately (in millions): 2012-$206; 2011-$192; 2010-$187.

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

Employees. At December 29, 2012, we had approximately 31,000 employees.

Financial Information About Geographic Areas. Information on geographic areas is located in Note 16 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Executive Officers. The names, ages, and positions of our executive officers (as of February 26, 2013) are listed below, together with their business experience. Executive officers are elected annually by the Board of Directors.

James M. Jenness	66
Chairman of the Board

Mr. Jenness has been our Chairman since February 2005 and has served as a Kellogg director since 2000. From February 2005 until December 2006, he also served as our Chief Executive Officer. He was Chief Executive Officer of Integrated Merchandising Systems, LLC, a leader in outsource management of retail promotion and branded merchandising from 1997 to December 2004. He is also Lead Director of Kimberly-Clark Corporation.

John A. Bryant	47

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

Bradford J. Davidson	52

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

Ronald L. Dissinger	54

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

Alistair D. Hirst	53

Senior Vice President, Global Supply Chain

Mr. Hirst assumed his current position in April 2012. He joined the company in 1984 as a Food Technologist at the Springs, South Africa, plant. While at the facility, he was promoted to Quality Assurance Manager and Production Manager. From 1993-2001, Mr. Hirst held numerous positions in South Africa and Australia, including Production Manager, Plant Manager, and Director, Supply Chain. In 2001, Mr. Hirst was promoted to Director, Procurement at the Manchester, England, facility and was later named European Logistics Director. In 2005, he transferred to the U.S. when promoted to Vice President, Global Procurement. In 2008, he was promoted to Senior Vice President, Snacks Supply Chain and to Senior Vice President, North America Supply Chain, in October 2011.

Samantha J. Long	45

Senior Vice President, Global Human Resources

Ms. Long assumed her current position January 1, 2013. She joined the company in 2003 as Director, Human Resources for the United Kingdom, Republic of Ireland and Middle East/Mediterranean businesses as well as the European finance, sales, human resources, research and development, information technology, communications and innovations functions. In 2006, Ms. Long transferred to the United States when she was promoted to Vice President, Human Resources, U.S. Morning Foods & Kashi. She also served as human resources business partner to the senior vice president of global human resources. From 2008 to 2013, she held the position of Vice President, Kellogg North America. Before joining the company, she was head of human resources for Sharp Electronics based in the United Kingdom. Prior to that role, she held a number of positions in her 15-year tenure with International Computers Limited, part of the Fujitsu family of companies.

Paul T. Norman	48

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

Gary H. Pilnick	48

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

Maribeth A. Dangel	47

Vice President and Corporate Controller

Ms. Dangel assumed her current position in April 2012. She joined Kellogg Company in 1997 as a manager in the tax department. In 2006, Ms. Dangel became a manager for accounting research, was promoted to director, corporate financial reporting in 2007, and was promoted to vice president, financial reporting in May 2010. Before joining the company, she was a tax manager for Price Waterhouse in Indianapolis, Indiana. Prior to that role, she worked as a tax specialist for Dow Corning Corporation in Midland, Michigan.

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

Forward-Looking Statements. This Report contains “forward-looking statements” with projections concerning, among other things, the integration of the Pringles® business, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including the ability to integrate the Pringles® business and the realization of the anticipated benefits from the acquisition in the amounts and at the times expected, the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices; labor costs; disruptions or inefficiencies in supply chain; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations; the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts, or political unrest; other items; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

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

Selling food products involves a number of legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We may need to recall some of our products if they become adulterated or misbranded. We may also be liable if the consumption of any of our products causes injury, illness or death. A widespread product recall or market withdrawal could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. For example, in October 2012, we initiated a recall of certain packages of Mini-Wheats cereal due to the possible presence of fragments of flexible metal mesh from a faulty manufacturing part. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of our brands. Moreover, even if a product liability or consumer fraud claim is meritless, does not prevail or is not pursued, the negative publicity surrounding assertions against our company and our products or processes could adversely affect our reputation or brands.

We could also be adversely affected if consumers lose confidence in the safety and quality of certain food products or ingredients, or the food safety system generally. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.

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

Evolving tax, environmental, food quality and safety or other regulations or failure to comply with existing licensing, labeling, trade, food quality and safety and other regulations and laws could have a material adverse effect on our consolidated financial condition.

Our activities, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Food and Drug Administration, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce and Labor, as well as similar and other authorities of the European Union, International Accords and Treaties and others, including voluntary regulation by other bodies. The manufacturing, marketing and distribution of food products are subject to governmental regulation that impose additional regulatory requirements. Those regulations control such matters as food quality and safety, ingredients, advertising, labeling, relations with distributors and retailers, health and safety and the environment. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax and environmental matters. The need to comply with new or revised tax, environmental, food quality and safety or other laws or regulations, or new or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Even if regulatory review does not result in these types of determinations, it could potentially create negative publicity which could harm our business or reputation.

If we pursue strategic acquisitions, alliances, divestitures or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

From time to time, we may evaluate potential acquisitions, alliances, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns and other benefits as a result of integration challenges. With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divestiture activities may require us to recognize impairment charges. Companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and adverse effects on existing business relationships with suppliers and customers. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, which could adversely affect our results of operations and financial condition.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

Our profits earned outside the U.S. are generally taxed at lower rates than the U.S. statutory rates. The cash we generate outside the U.S. is principally to be used to fund our international development. If the funds generated by our U.S. business are not sufficient to meet our need for cash in the U.S., we may need to repatriate a portion of our future international earnings to the U.S. Such international earnings would be subject to U.S. tax which could cause our worldwide effective tax rate to increase.

We are subject to income taxes as well as non-income based taxes, such as payroll, sales, use, value-added, net worth, property, withholding and franchise taxes in both the U.S. and various foreign jurisdictions. We are also subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities with respect to such income and non-income based taxes inside and outside of the U.S. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

The enactment of or increases in tariffs, including value added tax, or other changes in the application of existing taxes, in markets in which we are currently active or may be active in the future, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

We may not be able to fully realize the anticipated benefits and synergies of the Pringles acquisition or in the expected time frame.

The overall success of the Pringles acquisition will depend, in part, on our ability to realize the anticipated benefits and synergies from combining and integrating the Pringles business into our existing business. We may not be able to fully achieve these objectives, or may not be able to achieve these objectives on a timely basis, and the anticipated future benefits and synergies therefore may not be realized fully or at all. We may also incur unanticipated costs. The acquisition involves challenges and risks, including risks that the transaction does not advance our business strategy or that we will not realize a satisfactory return. Any integration difficulties could decrease or eliminate the anticipated benefits and synergies of the Pringles acquisition and could negatively affect the trading prices of our stock and our future business and financial results.

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

There is no guarantee that we will be successful in defending our self in civil, criminal or regulatory actions, including under general, commercial, employment, environmental, food quality and safety, anti-trust and trade, and environmental laws and regulations, or in asserting its rights under various laws. In addition, we could incur substantial costs and fees in defending our self or in asserting our rights in these actions or meeting new legal requirements. The costs and other effects of potential and pending litigation and administrative actions against us, and new legal requirements, cannot be determined with certainty and may differ from expectations.

We have a substantial amount of indebtedness.

We have indebtedness that is substantial in relation to our shareholders’ equity. As of December 29, 2012, we had total debt of approximately $7.9 billion and total Kellogg Company equity of $2.4 billion.

Our substantial indebtedness could have important consequences, including:

•	impairing the ability to access global capital markets to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward or if a rating organization announces that our ratings are under review for a potential downgrade;

•	A downgrade in our credit ratings, particularly our short-term credit rating, would likely reduce the amount of commercial paper we could issue, increase our commercial paper borrowing costs, or both;

•	restricting our flexibility in responding to changing market conditions or making us more vulnerable in the event of a general downturn in economic conditions or our business;

•

requiring a substantial portion of the cash flow from operations to be dedicated to the payment of principal and interest on our debt, reducing the funds available to us for other purposes such as expansion through acquisitions, paying dividends, repurchasing shares, marketing spending and expansion of our product offerings; and

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

Current economic conditions globally, particularly in Europe may delay or reduce purchases by our customers and consumers. This could result in reductions in sales of our products, reduced acceptance of innovations, and increased price competition. Deterioration in economic conditions in any of the countries in which we do business could also cause slower collections on accounts receivable which may adversely impact our liquidity and financial condition. Financial institutions may be negatively impacted by economic conditions and may consolidate or cease to do business which could result in a tightening in the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets. There could be a number of effects from a financial institution credit crisis on our business, which could include impaired credit availability and financial stability of our customers, including our suppliers, co-manufacturers and distributors. A disruption in financial markets may also have an effect on our derivative counterparties and could also impair our banking partners on which we rely for operating cash management. Any of these events would likely harm our business, results of operations and financial condition.

We may be unable to maintain our profit margins in the face of a consolidating retail environment. In addition, the loss of one of our largest customers could negatively impact our sales and profits.

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2012, comprised principally of sales within the United States. At December 29, 2012, approximately 18% of our consolidated receivables balance and 26% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2012. During 2012, our top five customers, collectively, including Wal-Mart, accounted for approximately 33% of our consolidated net sales and approximately 45% of U.S. net sales. As the retail grocery trade continues to consolidate and mass marketers become larger, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer for an extended length of time could negatively impact our sales and profits.

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

As of December 29, 2012, the carrying value of intangible assets totaled approximately $7.4 billion, of which $5.0 billion was goodwill and $2.4 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $15.2 billion and total Kellogg Company equity of $2.4 billion.

Our postretirement benefit-related costs and funding requirements could increase as a result of volatility in the financial markets, changes in interest rates and actuarial assumptions.

Increases in the costs of postretirement medical and pension benefits may continue and negatively affect our business as a result of increased usage of medical benefits by retired employees and medical cost inflation, the effect of potential declines in the stock and bond markets on the performance of our pension and post-retirement plan assets, potential reductions in the discount rate used to determine the present value of our benefit obligations, and changes to our investment strategy that may impact our expected return on pension and post-retirement plan assets assumptions. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. The Company’s accounting policy for defined benefit plans may subject earnings to volatility due to the recognition of actuarial gains and losses, particularly those due to the change in the fair value of pension and post-retirement plan assets and interest rates. In addition, funding requirements for our plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns, and the impact of legislative or regulatory changes related to pension and post-retirement funding obligations.

Multiemployer Pension Plans could adversely affect our business.

We participate in various “multiemployer” pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these funds could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans in which we participate are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

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

We increasingly rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Our information technology systems may be vulnerable to a variety of interruptions, as a result of updating our SAP platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. Moreover, our computer systems have been, and will likely continue to be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. To date, we have not experienced a material breach of cybersecurity. While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

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

Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands.

We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers, Kellogg and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about Kellogg, our brands or our products on social or digital media could seriously damage our brands and reputation. If we do not maintain the favorable perception of our brands, our results could be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.

We operated, as of February 26, 2013, manufacturing plants and distribution and warehousing facilities totaling more than 30 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants or facilities in San Jose, California; Atlanta, Augusta, Columbus, and Rome, Georgia; Chicago, Illinois; Seelyville, Indiana; Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary and Charlotte, North Carolina; Cincinnati and Zanesville, Ohio; Muncy, Pennsylvania; Jackson and Rossville, Tennessee; Clearfield, Utah; and Allyn, Washington.

Outside the United States, we had, as of February 26, 2013, additional manufacturing locations, some with warehousing facilities, in Australia, Belgium, Brazil, Canada, Colombia, Ecuador, Germany, Great Britain, India, Japan, Mexico, Poland, Russia, South Africa, South Korea, Spain, Thailand, and Venezuela.

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

On April 23, 2010, our board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012 for general corporate purposes and to offset issuances for employee benefit programs. During 2012, the Company repurchased approximately 1 million shares for a total of $63 million.

On December 7, 2012, our board of directors authorized a $300 million repurchase program for 2013. In connection with the acquisition of the Pringles business, we expect to limit our share repurchases to proceeds received by us from employee option exercises during 2013.

The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended December 29, 2012.

(millions, except per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1: 9/30/12-10/27/12	—	—	—	$587

Month #2: 10/28/12-11/24/12	—	—	—	$587
Month #3: 11/25/12-12/29/12	—	—	—	$587

ITEM 6. SELECTED FINANCIAL DATA

Kellogg Company and Subsidiaries

Selected Financial Data

(millions, except per share data and number of employees)	2012	2011	2010	2009	2008
Operating trends (a)(e)
Net sales	$14,197	$13,198	$12,397	$12,575	$12,822
Gross profit as a % of net sales	38.3%	39.0%	43.1%	43.0%	37.3%
Underlying gross profit as a % of net sales (b)	40.1%	41.9%	43.0%	42.7%	42.1%
Depreciation	444	367	370	381	374
Amortization	4	2	22	3	1
Advertising expense	1,120	1,138	1,130	1,091	1,076
Research and development expense	206	192	187	181	181
Operating profit	1,562	1,427	2,037	2,132	670
Underlying operating profit (b)	2,014	2,109	2,046	1,959	2,003
Operating profit as a % of net sales	11.0%	10.8%	16.4%	17.0%	5.2%
Underlying operating profit as a % of net sales (b)	14.2%	16.0%	16.5%	15.6%	15.6%
Interest expense	261	233	248	295	308
Net Income attributable to Kellogg Company	961	866	1,287	1,289	326
Underlying net income attributable to Kellogg Company (b)	1,265	1,321	1,286	1,184	1,182
Average shares outstanding:
Basic	358	362	376	382	382
Diluted	360	364	378	384	385
Per share amounts:
Basic	2.68	2.39	3.43	3.38	.85
Underlying basic (b)	3.53	3.64	3.42	3.10	3.10
Diluted	2.67	2.38	3.40	3.36	.85
Underlying diluted (b)	3.52	3.62	3.40	3.09	3.07
Cash flow trends (e)
Net cash provided by operating activities	$1,758	$1,595	$1,008	$1,643	$1,267
Capital expenditures	533	594	474	377	461
Net cash provided by operating activities reduced by capital expenditures (c)	1,225	1,001	534	1,266	806
Net cash used in investing activities	(3,245)	(587)	(465)	(370)	(681)
Net cash provided by (used in) financing activities	1,317	(957)	(439)	(1,182)	(780)
Interest coverage ratio (d)	9.5	10.6	9.9	7.9	7.7
Capital structure trends (e)
Total assets	$15,184	$11,943	$11,840	$11,180	$11,025
Property, net	3,782	3,281	3,128	3,010	2,933
Short-term debt and current maturities of long-term debt	1,820	995	996	45	1,388
Long-term debt	6,082	5,037	4,908	4,835	4,068
Total Kellogg Company equity	2,419	1,796	2,151	2,255	1,504
Share price trends
Stock price range	$46-57	$48-58	$47-56	$36-54	$40-59
Cash dividends per common share	1.740	1.670	1.560	1.430	1.300
Number of employees	31,006	30,671	30,645	30,949	32,394

(a)	Fiscal year 2008 contained a 53rd week.

(b)	Underlying gross profit as a percentage of net sales, underlying operating profit, underlying operating profit as a percentage of net sales, underlying net income attributable to Kellogg Company, underlying basic earnings per share and underlying diluted earnings per share are non-GAAP measures that exclude the impact of pension and post-retirement benefit plans mark-to-market adjustments. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance. These non-GAAP measures are reconciled to the directly comparable measures in accordance with U.S. GAAP within our Management’s Discussion and Analysis.

(c)	We use this non-GAAP financial measure, which is reconciled above, to focus management and investors on the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, and share repurchase.

(d)	Interest coverage ratio is calculated based on underlying net income attributable to Kellogg Company before interest expense, underlying income taxes, depreciation and amortization, divided by interest expense.

(e)	2008-2011 financial results have been re-cast to include impact of adopting new pension and post-retirement benefit plan accounting.

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

For more than 100 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. Kellogg is the world’s leading producer of cereal, second largest producer of cookies and crackers, and a leading producer of savory snacks and frozen foods. Additional product offerings include toaster pastries, cereal bars, fruit-flavored snacks and veggie foods. Kellogg products are manufactured and marketed globally.

We manage our operations through nine operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. We report results of operations in the following reportable segments: U.S. Morning Foods & Kashi; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. The reportable segments are discussed in greater detail in Note 16 within Notes to Consolidated Financial Statements.

We manage our company for sustainable performance defined by our long-term annual growth targets. These targets are 3 to 4% for internal net sales, mid-single-digit (4 to 6%) for underlying operating profit, and high-single-digit (7 to 9%) for currency neutral underlying diluted net earnings per share.

Internal net sales growth and internal operating profit growth exclude the impact of foreign currency translation and, if applicable, acquisitions, dispositions and transaction and integration costs associated with the acquisition of the Pringles® business (Pringles). In addition to these items, internal operating profit growth also includes the benefit of allocating a portion of costs related to our support functions that are now being leveraged to provide support to the Pringles business.

As a result of adopting the accounting change discussed below, comparability of certain financial measures is impacted significantly by the mark-to-market adjustments that are recorded annually, or more frequently if a re-measurement event occurs. To provide increased transparency and assist in understanding our underlying operating performance we use non-GAAP financial measures within the MD&A that exclude the impact of mark-to-market adjustments. These non-GAAP financial measures include underlying gross margin, underlying gross profit, underlying SGA%, underlying operating margin, underlying operating profit, underlying operating profit growth, underlying income taxes, underlying net income attributable to Kellogg Company, underlying basic earnings per share (EPS), underlying diluted EPS, and underlying diluted EPS growth. Underlying operating profit growth excludes the impact of foreign currency translation, mark-to-market adjustments, and, if applicable, acquisitions, dispositions, and transaction and integration costs associated with the acquisition of the Pringles business.

During 2012 we completed the acquisition of the Pringles business from The Procter & Gamble Company (P&G) for $2.668 billion, including working capital adjustments, which was funded from cash-on-hand and the issuance of $2.3 billion of short and long-term debt.

In the fourth quarter of 2012 we changed our accounting for recognizing expense for our pension and post-retirement benefit plans. Historically we deferred actuarial gains and losses from these plans and recognized the financial impact to the income statement over several years. Under the new accounting method, gains and losses from these plans are recognized in an annual mark-to-market adjustment that is recorded in the fourth quarter of each year, or more frequently if a re-measurement event occurs earlier in the year.

Concurrent with the accounting change, we have elected to modify the allocation of pension and post-retirement benefit plan costs to reportable segments. Historically all costs for these plans were allocated to reportable segments for management evaluation and reporting purposes. Beginning in the fourth quarter of 2012, we have included the service cost of these plans within the financial results of the reportable segments. All other costs related to these plans, such as interest cost, expected return on plan assets, and the annual mark-to-market adjustment will be reported in Corporate.

These changes have been applied retrospectively. Financial results from prior periods have been recast to include the impact as if the changes had been in place during those periods. Refer to Note 1 within Notes to

Consolidated Financial Statements for further information regarding this accounting change.

For the full year 2012, our reported net sales, which includes the impact of the operating results of the Pringles business since the acquisition on May 31, 2012, increased by 7.6% and internal net sales increased by 2.5%, in line with our expectations. We experienced solid growth in North America, Latin America, and most of Asia Pacific. Operating environments in Europe continued to be difficult, although we are seeing continued improvement in sales trends for the segment. Reported operating profit, which includes the impact of the accounting change, the operating results of the Pringles business, and transaction and integration costs related to the acquisition of Pringles, increased by 9.5%. Underlying operating profit declined by 5.7%, in line with our expectations, and was unfavorably impacted by anticipated cost inflation, the impact of the third quarter’s limited recall, and increased brand-building investment. Diluted EPS of $2.67, was up 12.2% compared to the prior year EPS of $2.38. Underlying EPS of $3.52 was in line with our expectations.

Reconciliation of certain non-GAAP Financial Measures

	Consolidated results (dollars in millions, except per share data)	2012	2011	2010
	Net sales	$14,197	$13,198	$12,397
Net sales growth:	As reported	7.6%	6.5%	(1.4)%
	Internal (a)	2.5%	4.5%	(1.3)%
	Reported operating profit	$1,562	$1,427	$2,037
	Mark-to-market (b)	(452)	(682)	(9)
	Underlying operating profit (c)	$2,014	$2,109	$2,046
Operating profit growth:	As reported	9.5%	(30.0)%	(4.5)%
	Mark-to-market (b)	15.2%	(30.7)%	(9.6)%
	Underlying (c)	(5.7)%	0.7%	5.1%
	Reported income taxes	$363	$320	$510
Mark-to-market (b)		(148)	(227)	(10)
	Underlying income taxes (c)	$511	$547	$520
	Reported net income attributable to Kellogg Company	$961	$866	$1,287
	Mark-to-market (b)	(304)	(455)	1
	Underlying net income attributable to Kellogg Company (c)	$1,265	$1,321	$1,286
	Reported basic EPS	$2.68	$2.39	$3.43
	Mark-to-market (b)	(0.85)	(1.25)	0.01
	Underlying basic EPS (c)	$3.53	$3.64	$3.42
	Underlying basic EPS growth (c)	(3.0)%	6.4%	10.3%
	Reported diluted EPS	$2.67	$2.38	$3.40
	Mark-to-market (b)	(0.85)	(1.24)	—
	Underlying diluted EPS (c)	$3.52	$3.62	$3.40
	Underlying diluted EPS growth (c)	(2.8)%	6.5%	10.0%

(a)	Internal net sales growth for 2012 excludes the impact of acquisitions, divestitures, integration costs, and currency. Internal net sales growth for 2011 excludes the impact of currency. Internal net sales growth is a non-GAAP financial measure further discussed and reconciled to the directly comparable measure in accordance with U.S. GAAP in the net sales and operating profit section.

(b)	Actuarial gains/losses are recognized in the year they occur. In 2012, asset returns exceeded expectations but discount rates fell almost 100 basis points resulting in a net loss. The loss in 2011 resulted from actual asset returns being less than expected and a decline in discount rates. The loss in 2010 resulted from a decline in discount rates which was partially offset by better than expected asset returns.

(c)	Underlying operating profit, underlying operating profit growth, underlying income taxes, underlying net income attributable to Kellogg Company, underlying basic EPS, underlying basic EPS growth, underlying diluted EPS, and underlying diluted EPS growth are non-GAAP measures that exclude the impact of pension and post-retirement benefit plans mark-to-market adjustments. Underlying operating profit growth excludes the impact of foreign currency translation, mark-to-market adjustments, and, if applicable, acquisitions, dispositions, and transaction and integration costs associated with the acquisition of Pringles. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance. These non-GAAP measures are reconciled to the directly comparable measures in accordance with U.S. GAAP within this table.

Net sales and operating profit

2012 compared to 2011

The following table provides an analysis of net sales and operating profit performance for 2012 versus 2011 for our reportable segments:

(dollars in millions)	U.S Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific
2012 net sales *	$3,707	$3,226	$1,121	$1,485	$2,527	$1,121	$1,010
2011 net sales *	$3,611	$2,883	$1,008	$1,371	$2,334	$1,049	$942
% change – 2012 vs. 2011:
Internal business (a)	2.7%	1.9%	7.4%	7.0%	(3.8)%	6.7%	2.7%
Acquisitions (b)	—%	10.0%	3.8%	1.8%	16.6%	4.2%	10.9%
Dispositions (c)	—%	—%	—%	—%	—%	—%	(3.4)%
Integration impact (d)	—%	—%	—%	—%	—%	—%	(.1)%
Foreign currency impact	—%	—%	—%	(.5)%	(4.5)%	(4.1)%	(2.8)%
Total change	2.7%	11.9%	11.2%	8.3%	8.3%	6.8%	7.3%

(dollars in millions)	U.S Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific
2012 operating profit (e)*	$595	$469	$241	$265	$261	$167	$85
2011 operating profit (f)*	$611	$437	$231	$250	$302	$176	$104
% change – 2012 vs. 2011:
Internal business (a)	(2.7)%	(.8)%	1.2%	5.2%	(15.8)%	(3.7)%	(28.7)%
Acquisitions (b)	—%	12.4%	3.1%	1.7%	12.6%	2.6%	7.6%
Dispositions (c)	—%	—%	—%	—%	—%	—%	9.7%
Integration impact (d)	—%	(4.3)%	—%	—%	(8.0)%	(.4)%	(4.5)%
Foreign currency impact	—%	—%	—%	(.7)%	(2.3)%	(3.5)%	(2.5)%
Total change	(2.7)%	7.3%	4.3%	6.2%	(13.5)%	(5.0)%	(18.4)%

(a)	Internal net sales and operating profit growth for 2012, exclude the impact of acquisitions, divestitures, integration costs and the impact of currency. Internal net sales and operating profit growth are non-GAAP financial measures which are reconciled to the directly comparable measures in accordance with U.S. GAAP within these tables.

(b)	Impact of results for year ended December 29, 2012 from the acquisition of Pringles.

(c)	Impact of results for year ended December 29, 2012 from the divestiture of Navigable Foods.

(d)	Includes impact of integration costs associated with the Pringles acquisition.

(e)	Financial results for the year ended December 29, 2012 include the impact of adopting new pension and post-retirement benefit plan accounting.

(f)	Financial results for the year ended December 31, 2011 have been re-cast to include the impact of adopting new pension and post-retirement benefit plan accounting.

*	Net sales and operating profit for reportable segments are reconciled to Consolidated in Note 16 within Notes to Consolidated Financial Statements.

Internal net sales for U.S. Morning Foods & Kashi increased 2.7% as a result of favorable pricing/mix and approximately flat volume. This business has two product groups: cereal and select snacks. Cereal’s internal net sales increased by 2.4% resulting from strong innovation launches and increased investment in brand-building supporting brands such as Frosted Flakes®. Snacks (toaster pastries, Kashi-branded cereal bars, crackers, cookies, Stretch Island fruit snacks, and health and wellness products) internal net sales increased by 3.4% as a result of solid growth in the toaster pastries and health and wellness businesses.

Internal net sales in U.S. Snacks increased by 1.9% as a result of favorable pricing/mix and a slight decline in volume. This business consists of cookies, crackers, cereal bars, fruit-flavored snacks and Pringles. The sales growth was the result of strong crackers consumption behind the launch of Special K Cracker Chips® and Cheez-it® innovation. Sales declined in cereal bars versus a difficult year-ago comparison while Special K® bars continued strong growth behind innovations. Cookies sales were flat versus a difficult year-ago comparison.

Internal net sales in U.S. Specialty increased by 7.4% as a result of favorable pricing/mix and volume. Sales growth was due to strong results from innovation launches and expanded points of distribution.

Internal net sales in North America Other (U.S. Frozen and Canada) increased by 7.0% due to favorable pricing/mix and volume. Sales growth was the result of our U.S. Frozen business posting double-digit growth for the year while gaining share as a result of increased brand-building support behind innovation activity.

Europe’s internal net sales declined 3.8% for the year driven by a decline in volume, partially offset by favorable pricing/mix. The operating environment in Europe continued to be difficult as a result of economic conditions and competitive activity although we are experiencing continued improvement in sales trends. Latin America’s internal net sales growth was 6.7% due to a strong increase in pricing/mix partially offset by a decline in volume. Latin America experienced growth in both cereal and snacks behind an increase in brand-building investment to support innovations. Growth was broad-based across nearly every market in the segment. Internal net sales in Asia Pacific grew 2.7% as a result of favorable volume partially offset by unfavorable pricing/mix. Asia Pacific’s growth was driven by solid performance across most of Asia, as well as South Africa. Australia posted a slight decline in sales, but experienced continued improvement throughout the year, while gaining share in both the cereal and snacks categories.

The third quarter recall impacted internal operating profit growth as follows: Kellogg Consolidated – (1.8%), U.S. Morning Foods & Kashi – (3.1%), U.S.

Specialty – (1.6%), North America Other – (1.4%).

Internal operating profit in U.S. Morning Foods & Kashi declined by 2.7%, U.S. Snacks declined by 0.8%, U.S. Specialty increased by 1.2%, North America Other grew by 5.2%, Europe declined by 15.8%, Latin America declined by 3.7% and Asia Pacific declined by 28.7%. U.S. Morning Foods & Kashi’s decline was attributable to the impact of the third-quarter recall and increased commodity costs, partially offset by sales growth in cereal and snacks. U.S. Snacks’ decline was attributable to cost inflation and a double-digit increase in brand-building investments. U.S. Specialty’s increase was attributable to strong sales growth being partially offset by increased commodity costs and a double-digit increase in brand-building investment. North America Other’s increase was attributable to strong sales growth being partially offset by increased commodity costs and a double-digit increase in brand-building investment. Europe’s operating profit declined due to lower sales resulting from the continued difficult operating environment and increased commodity costs, partially offset by reduced brand-building investment. The decline in Latin America’s operating profit was due to cost inflation and increased brand-building investment more than offsetting the impact of higher sales. Asia Pacific’s operating profit decline was due to cost inflation, charges related to the closure of a plant in Australia, and increased brand-building investment more than offsetting the impact of higher sales. Refer to Note 2 within Notes to Consolidated Financial Statements for further information on the Australian plant closure.

2011 compared to 2010

The following table provides an analysis of net sales and operating profit performance for 2011 versus 2010 for our reportable segments:

(dollars in millions)	U.S Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific
2011 net sales *	$3,611	$2,883	$1,008	$1,371	$2,334	$1,049	$942
2010 net sales *	$3,463	$2,704	$975	$1,260	$2,230	$ 923	$ 842
% change – 2011 vs. 2010:
Internal business (a)	4.3%	6.6%	3.4%	6.4%	(.7)%	10.3%	4.1%
Foreign currency impact	—%	—%	—%	2.4%	5.3%	3.4%	7.7%
Total change	4.3%	6.6%	3.4%	8.8%	4.6%	13.7%	11.8%

(dollars in millions)	U.S Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific
2011 operating profit (b)*	$611	$437	$231	$250	$302	$176	$104
2010 operating profit (b)*	$622	$475	$253	$222	$338	$153	$72
% change – 2011 vs. 2010:
Internal business (a)	(1.6)%	(8.1)%	(8.7)%	9.5%	(16.1)%	8.5%	34.8%
Foreign currency impact	(.2)%	—%	—%	3.4%	5.5%	6.1%	10.4%
Total change	(1.8)%	(8.1)%	(8.7)%	12.9%	(10.6)%	14.6%	45.2%

(a)	Internal net sales and operating profit growth for 2011 and 2010 exclude the impact of currency. Internal net sales and operating profit growth are non-GAAP financial measures which are reconciled to the directly comparable measures in accordance with U.S. GAAP within these tables.

(b)	Results for 2011 and 2010 have been re-cast to include the impact of adopting new pension and post-retirement benefit plan accounting.

*	Net sales and operating profit for reportable segments are reconciled to Consolidated in Note 16 within Notes to Consolidated Financial Statements.

Internal net sales for U.S. Morning Foods & Kashi increased 4.3% as a result of favorable pricing/mix and approximately flat volume. This business has two product groups: cereal and select snacks. Cereal’s internal net sales increased by 5% resulting from strong innovation launches and reduced reliance on promotional spending. Dollar sales from our innovation in 2011 equaled the dollar sales from innovation introduced by all our competitors combined. Snacks (toaster pastries, Kashi-branded cereal bars, crackers, cookies, Stretch Island fruit snacks, and health and wellness products) internal net sales increased by 3% as a result of double-digit growth in health and wellness and continued share gains in our Pop-Tarts® business.

Internal net sales in U.S. Snacks increased by 6.6% as a result of favorable pricing/mix and approximately flat volume. This business consists of cookies, crackers, cereal bars, and fruit-flavored snacks. The sales growth was the result of strong crackers consumption behind the launch of Special K Cracker Chips® and Cheez-it® innovation which contributed to a solid improvement in our cracker category share. Sales also improved in wholesome snacks as a result of innovations in our Special K® and FiberPlus® cereal bars business. Cookies low-single digit sales growth was favorably impacted by the launch of the Keebler® master brand initiative in the second quarter which aligned pricing, packaging and scale across the Keebler® brand.

Internal net sales in U.S. Specialty increased by 3.4% as a result of favorable pricing/mix and approximately flat volume. Sales growth was due to frozen food innovation launches and cereal bar distribution gains.

Internal net sales in North America Other (U.S. Frozen and Canada) increased by 6.4% due to mid-single-digit volume growth and favorable pricing/mix. Sales growth was the result of our U.S. Frozen business posting double-digit growth for the year while gaining share as a result of increased brand-building support behind innovation activity.

Europe’s internal net sales declined 0.7% for the year driven by a decline in volume, partially offset by favorable pricing/mix. The operating environment in Europe continued to be difficult as a result of economic conditions and competitive activity. Sales growth in Russia was solid, as we continue to transition from a non-branded to a branded product mix. Latin America’s internal net sales growth was 10.3% due to a slight increase in volume and double-digit increase in pricing/mix. Latin America experienced growth in both cereal and snacks behind a mid-double-digit increase in brand-building investment to support innovations. Internal net sales in Asia Pacific grew 4.1% as a result of favorable pricing/mix and approximately flat volume. Asia Pacific’s growth was driven by strong performance across most of Asia, as well as South Africa.

Internal operating profit in U.S. Morning Foods & Kashi declined by 1.6%, U.S. Snacks declined by 8.1%, U.S. Specialty declined by 8.7%, North America Other grew by 9.5%, Europe declined by 16.1%, Latin America increased by 8.5% and Asia Pacific increased by 34.8%. U.S. Morning Foods & Kashi’s decline was attributable to strong sales in cereal and snacks, being offset by increased incentive compensation expense, increased commodity costs and investments in supply chain. U.S. Snacks’ decline was attributable to investments in supply chain and increased incentive compensation expense. U.S. Specialty’s decline was attributable to increased commodity costs and incentive compensation expense. Europe’s operating profit declined due to lower sales resulting from the continued difficult operating environment and increased commodity costs. The increase in Latin America’s operating profit is primarily a result of higher sales partially offset by increased brand-building investment. Asia Pacific’s operating profit growth was positively impacted by the prior year impairment charges related to our business in China. Refer to Note 2 within Notes to Consolidated Financial Statements for further information on the China impairment.

Corporate Expense

(dollars in millions)	2012	2011	2010
Operating profit	$(521)	$(684)	$(98)

Corporate expense is primarily the result of mark-to-market adjustments for our pension and non-pension post-retirement benefit plans. These adjustments were $(452), $(682), and $(9) in 2012, 2011, and 2010, respectively. The remaining changes were the result of impacts from compensation-related expense and pension-related interest cost and offsetting pension-related expected return on plan assets.

Margin performance

Margin performance was as follows:

				Change vs. prior year (pts.)
	2012	2011	2010	2012	2011
Reported gross margin (a)	38.3%	39.0%	43.1%	(.7)	(4.1)
Mark-to-market (COGS) (b)	(1.8)%	(2.9)%	0.1%	1.1	(3.0)
Underlying gross margin (c)	40.1%	41.9%	43.0%	(1.8)	(1.1)
Reported SGA %	(27.3)%	(28.2)%	(26.7)%	.9	(1.5)
Mark-to-market (SGA) (b)	(1.4)%	(2.3)%	(0.2)%	.9	(2.1)
Underlying SGA % (c)	(25.9)%	(25.9)%	(26.5)%	—	.6
Reported operating margin	11.0%	10.8%	16.4%	.2	(5.6)
Mark-to-market (b)	(3.2)%	(5.2)%	(0.1)%	2.0	(5.1)
Underlying operating margin (c)	14.2%	16.0%	16.5%	(1.8)	(.5)

(a)	Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

(b)	Actuarial gains/losses are recognized in the year they occur. In 2012, asset returns exceeded expectations but discount rates fell almost 100 basis points resulting in a net loss. The loss in 2011 resulted from actual asset returns being less than expected and a decline in discount rates. The loss in 2010 resulted from a decline in discount rates which was partially offset by better than expected asset returns.

(c)	Underlying gross margin, underlying SGA%, and underlying operating margin are non-GAAP measures that exclude the impact of pension and post-retirement benefit plans mark-to-market adjustments. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance.

Underlying gross margin, which excludes the impact of mark-to-market adjustments on pension and post-retirement benefit plans, declined by 180 basis points in 2012 as a result of cost inflation and the lower margin structure of the Pringles business, which was partially offset by savings from cost reduction initiatives. Underlying SGA %, which excludes the impact of mark-to-market adjustments on pension and post-retirement benefit plans, was consistent with 2011.

Underlying gross margin declined by 110 basis points in 2011 due to the expanded investments in our supply chain, and increased cost pressures for fuel, energy, and commodities, which were partially offset by savings from cost reduction initiatives. Underlying SGA % decreased by 60 basis points primarily due to a reduction in brand-building investment as a percent of net sales and decreased costs related to cost reduction initiatives, partially offset by increased incentive compensation expense.

Our underlying gross profit, underlying SGA, and underlying operating profit measures are reconciled to the most comparable GAAP measure as follows:

(dollars in millions)	2012	2011	2010
Reported gross profit (a)	$5,434	$5,152	$5,342
Mark-to-market (COGS) (b)	(259)	(377)	11
Underlying gross profit (c)	$5,693	$5,529	$5,331
Reported SGA	$3,872	$3,725	$3,305
Mark-to-market (SGA) (b)	(193)	(305)	(20)
Underlying SGA (c)	$3,679	$3,420	$3,285
Reported operating profit	$1,562	$1,427	$2,037
Mark-to-market (b)	(452)	(682)	(9)
Underlying operating profit (c)	$2,014	$2,109	$2,046

(a)	Gross profit is equal to net sales less cost of goods sold.

(b)	Actuarial gains/losses are recognized in the year they occur. In 2012, asset returns exceeded expectations but discount rates fell almost 100 basis points resulting in a net loss. The loss in 2011 resulted from actual asset returns being less than expected and a decline in discount rates. The loss in 2010 resulted from a decline in discount rates which was partially offset by better than expected asset returns.

(c)	Underlying gross profit, underlying SGA, and underlying operating profit are non-GAAP measures that exclude the impact of pension and post-retirement benefit plans mark-to-market adjustments. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance.

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

Interest expense

Annual interest expense is illustrated in the following table. The increase in 2012 was primarily due to increased debt levels associated with the acquisition of Pringles, partially offset by lower interest rates on our long-term debt. The decline from 2010 to 2011 was primarily due to lower interest rates on our long-term debt. Interest income (recorded in other income (expense), net) was (in millions), 2012-$9; 2011-$11; 2010-$6. We currently expect that our 2013 gross interest expense will be approximately $230 to $240 million.

(dollars in millions)				Change vs. prior year
	2012	2011	2010	2012	2011
Reported interest expense	$261	$233	$248
Amounts capitalized	2	5	2
Gross interest expense	$263	$238	$250	10.5%	-4.8%

Income taxes

Our reported effective tax rates for 2012, 2011 and 2010 were 27.4%, 27.0% and 28.5% respectively. Excluding the impact of the mark-to-market adjustment, underlying effective tax rates for 2012, 2011 and 2010 were 28.8%, 29.3%, and 28.9%, respectively. The impact of discrete adjustments reduced our effective income tax rate by 3 percentage points for 2012. The 2012 effective income tax rate benefited from the elimination of a tax liability related to certain international earnings now considered indefinitely reinvested. For 2011 and 2010 the impact was a reduction of 5 and 3 percentage points, respectively. Refer to Note 11 within Notes to Consolidated Financial Statements for further information. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory tax rates. Additionally, the rate could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

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

As of December 29, 2012, we had $244 million of cash and cash equivalents held in international jurisdictions which will be used to fund capital and other cash requirements of international operations.

The following table sets forth a summary of our cash flows:

(dollars in millions)	2012	2011	2010
Net cash provided by (used in):
Operating activities	$1,758	$1,595	$1,008
Investing activities	(3,245)	(587)	(465)
Financing activities	1,317	(957)	(439)
Effect of exchange rates on cash and cash equivalents	(9)	(35)	6
Net increase (decrease) in cash and cash equivalents	$(179)	$16	$110

Operating activities

The principal source of our operating cash flows is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Our net cash provided by operating activities for 2012 amounted to $1,758 million, an increase of $163 million compared with 2011. The increase compared to the prior year is primarily due to improved performance in working capital resulting from the benefit derived from the Pringles acquisition. Our net cash provided by operating activities for 2011 amounted to $1,595 million, an increase of $587 million compared with 2010, reflecting lower pension and postretirement benefit plan contributions and lower payments for incentive compensation partially offset by a marginal increase in core working capital in 2011.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 30 days for 2012, 24 days for 2011 and 23 days for 2010. Core working capital in 2012 averaged 7.8% of net sales, compared to 6.9% in 2011 and 6.6% in 2010. During 2012, core working capital was negatively impacted by higher days of inventory. During 2011, core working capital was negatively impacted by higher days of inventory and higher days of trade receivables. For both 2012 and 2011, higher days of inventory was necessary to support our new product introductions and to maintain appropriate levels of service while investing in our supply chain infrastructure. In 2011, higher days of trade receivables resulted from strong sales at year-end due to our innovation launches and Special K® New Year’s resolution programs.

Our total pension and postretirement benefit plan funding amounted to $51 million, $192 million and $643 million, in 2012, 2011 and 2010, respectively. During the fourth quarter of 2010, we made incremental contributions to our pension and postretirement benefit plans amounting to $563 million ($467 million, net of tax).

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

We currently project that we will make total U.S. and foreign benefit plan contributions in 2013 of approximately $60 million. Actual 2013 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.

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

(dollars in millions)	2012	2011	2010
Net cash provided by operating activities	$1,758	$1,595	$1,008
Additions to properties	(533)	(594)	(474)
Cash flow	$1,225	$1,001	$534
year-over-year change	22.4%	87.5%

Year-over-year changes in cash flow (as defined) were driven by improved performance in working capital resulting from the benefit derived from the Pringles acquisition, as well as changes in the level of capital expenditures during the three-year period.

Investing activities

Our net cash used in investing activities for 2012 amounted to $3,245 million, an increase of $2,658 million compared with 2011 primarily attributable to the $2,668 acquisition of Pringles in 2012.

Capital spending in 2012 included investments in our supply chain infrastructure, and to support capacity requirements in certain markets, including Pringles. In addition, we continued the investment in our information technology infrastructure related to the reimplementation and upgrade of our SAP platform.

Net cash used in investing activities of $587 million in 2011 increased by $122 million compared with 2010, reflecting capital projects for our reimplementation and upgrade of our SAP platform and investments in our supply chain.

Cash paid for additions to properties as a percentage of net sales has decreased to 3.8% in 2012, from 4.5% in 2011, which was an increase from 3.8% in 2010.

Financing activities

In February 2013, we issued $250 million of two-year floating-rate U.S. Dollar Notes, and $400 million of ten-year 2.75% U.S. Dollar Notes. The proceeds from these Notes will be used for general corporate purposes, including, together with cash on hand, repayment of the $750 million aggregate principal amount of our 4.25% U.S. Dollar Notes due March 2013. The floating-rate notes bear interest equal to three-month LIBOR plus 23 basis points, subject to quarterly reset. The Notes contain customary covenants that limit the ability of Kellogg Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

Our net cash provided by financing activities was $1,317 for 2012, compared to net cash used in financing activities of $957 and $439 for 2011 and 2010, respectively. The increase in cash provided from financing activities in 2012 compared to 2011 and 2010, was primarily due to the issuance of debt related to the acquisition of Pringles.

Total debt was $7.9 billion at year-end 2012 and $6.0 billion at year-end 2011.

In March 2012, we entered into interest rate swaps on our $500 million five-year 1.875% fixed rate U.S. Dollar Notes due 2016, $500 million ten-year 4.15% fixed rate U.S. Dollar Notes due 2019 and $500 million of our $750 million seven-year 4.45% fixed rate U.S. Dollar Notes due 2016. The interest rate swaps effectively converted these Notes from their fixed rates to floating rate obligations through maturity.

In May 2012, we issued $350 million of three-year 1.125% U.S. Dollar Notes, $400 million of five-year 1.75% U.S. Dollar Notes and $700 million of ten-year 3.125% U.S. Dollar Notes, resulting in aggregate net proceeds after debt discount of $1.442 billion. The proceeds of these Notes were used for general corporate purposes, including financing a portion of the acquisition of Pringles.

In May 2012, we issued Cdn. $300 million of two-year 2.10% fixed rate Canadian Dollar Notes, using the proceeds from these Notes for general corporate purposes, which included repayment of intercompany debt. This repayment resulted in cash available to be used for a portion of the acquisition of Pringles.

In December 2012, we repaid $750 million five-year 5.125% U.S. Dollar Notes at maturity with commercial paper.

In February 2011, we entered into interest rate swaps on $200 million of our $750 million seven-year 4.45% fixed rate U.S. Dollar Notes due 2016. The interest rate swaps effectively converted this portion of the Notes from a fixed rate to a floating rate obligation through maturity.

In April 2011, we repaid $945 million ten-year 6.60% U.S. Dollar Notes at maturity with commercial paper.

In May 2011, we issued $400 million of seven-year 3.25% fixed rate U.S. Dollar Notes, using the proceeds of $397 million for general corporate purposes and repayment of commercial paper. During 2011, we entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted these Notes from a fixed rate to a floating rate obligation through maturity.

In November 2011, we issued $500 million of five-year 1.875% fixed rate U. S. Dollar Notes, using the proceeds of $498 million for general corporate purposes and repayment of commercial paper. During 2012, we entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation through maturity.

In April 2010, our board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $2.5 billion during 2010 through 2012. This three year authorization replaced previous share buyback programs which had authorized stock repurchases of up to $1.1 billion for 2010 and $650 million for 2009.

Under this program, we repurchased approximately 1 million, 15 million and 21 million shares of common stock for $63 million, $793 million and $1.1 billion during 2012, 2011 and 2010, respectively.

In December 2012, our board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $300 million during 2013.

We paid quarterly dividends to shareholders totaling $1.74 per share in 2012, $1.67 per share in 2011 and $1.56 per share in 2010. Total cash paid for dividends increased by 3.0% in 2012 and 3.4% in 2011.

In March 2011, we entered into an unsecured Four-Year Credit Agreement which allows us to borrow, on a revolving credit basis, up to $2.0 billion.

Our long-term debt agreements contain customary covenants that limit Kellogg Company and some of its subsidiaries from incurring certain liens or from entering into certain sale and lease-back transactions. Some agreements also contain change in control provisions. However, they do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in our credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our Four-Year Credit Agreement, which expires in March 2015. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it.

Capital and credit markets, including commercial paper markets, continued to experience instability and disruption as the U.S. and global economies underwent a period of extreme uncertainty. Throughout this period of uncertainty, we continued to have access to the U.S., European, and Canadian commercial paper markets. Our commercial paper and term debt credit ratings were not affected by the changes in the credit environment.

We monitor the financial strength of our third-party financial institutions, including those that hold our cash and cash equivalents as well as those who serve as counterparties to our credit facilities, our derivative financial instruments, and other arrangements.

We are in compliance with all covenants as of December 29, 2012. We continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected bolt-on acquisitions. This will be accomplished through our strong cash flow, our short-term borrowings, and our maintenance of credit facilities on a global basis.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-balance sheet arrangements

As of December 29, 2012 and December 31, 2011 we did not have any material off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at December 29, 2012:

Contractual obligations	Payments due by period
(millions)	Total	2013	2014	2015	2016	2017	2018 and beyond
Long-term debt:
Principal	$6,792	$759	$316	$355	$1,255	$404	$3,703
Interest (a)	2,702	259	247	244	239	218	1,495
Capital leases (b)	5	2	1	—	—	—	2
Operating leases (c)	630	166	130	104	79	60	91
Purchase obligations (d)	1,077	879	110	74	14	—	—
Uncertain tax positions (e)	21	21	—	—	—	—	—
Other long-term obligations (f)	879	106	60	68	84	226	335
Total	$12,106	$2,192	$864	$845	$1,671	$908	$5,626

(a)	Includes interest payments on our long-term debt and payments on our interest rate swaps. Interest calculated on our variable rate debt was forecasted using the LIBOR forward rate curve as of December 29, 2012.

(b)	The total expected cash payments on our capital leases include interest expense totaling approximately $1 million over the periods presented above.

(c)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.

(d)	Purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2012, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(e)	As of December 29, 2012, our total liability for uncertain tax positions was $80 million, of which $21 million, is expected to be paid in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $59 million.

(f)	Other long-term obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2012 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2018 as follows: 2013-$63; 2014-$42; 2015-$50; 2016-$51; 2017-$212; 2018-$166.

CRITICAL ACCOUNTING ESTIMATES

Promotional expenditures

Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. On a full-year basis, these subsequent period adjustments represent approximately 0.5% of our company’s net sales. However, our company’s total promotional expenditures (including amounts classified as a revenue reduction) represented approximately 40% of 2012 net sales; therefore, it is likely that our results would be materially different if different assumptions or conditions were to prevail.

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

At December 29, 2012, we have property, plant and equipment of $3.8 billion, net of accumulated depreciation, on our balance sheet. Included in this amount are approximately $19 million of idle assets.

Goodwill and other intangible assets

We perform an impairment evaluation of goodwill and intangible assets with indefinite useful lives at least annually during the fourth quarter of each year in conjunction with our annual budgeting process. Our 2012 analysis excluded goodwill and other intangible assets related to the Pringles acquisition on May 31, 2012. Pringles intangible assets will be tested for impairment in the second quarter of 2013.

Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. For the 2012 goodwill impairment test, the fair value of the reporting units was estimated based on market multiples. Our approach employs market multiples based on earnings before interest, taxes, depreciation and amortization (EBITDA), earnings for companies comparable to our reporting units and discounted cash flows. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units.

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

We also evaluate the useful life over which a non-goodwill intangible asset with a finite life is expected to contribute directly or indirectly to our cash flows. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, known technological advances, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

At December 29, 2012, goodwill and other intangible assets amounted to $7.4 billion, consisting primarily of goodwill and brands associated with the 2001 acquisition of Keebler Foods Company and the 2012 acquisition of Pringles. Within this total, approximately $2.2 billion of non-goodwill intangible assets were classified as indefinite-lived, comprised principally of Keebler and Pringles trademarks. We currently believe that the fair value of our goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to our cash flows. At December 29, 2012, the fair value of our U.S. Snacks reporting unit, excluding Pringles, exceeded its book value by $2.0 billion. However, if we had used materially different assumptions, which we do not believe are reasonably possible, regarding the future performance of our business or a different weighted-average cost of capital in the valuation, this could have resulted in significant impairment losses. Additionally, we have $60 million of goodwill related to our 2008 acquisition of United Bakers in Russia. The percentage of excess fair value over carrying value of the Russian reporting unit was approximately 30% in 2012 and 2011. If we used modestly different assumptions regarding sales multiples and EBITDA in the valuation, this could have resulted in an impairment loss. For example, if our projection of EBITDA margins had been lower by 200 basis points, this change in assumption may have resulted in impairment of some or all of the goodwill in the Russian reporting unit. Management will continue to monitor the situation closely.

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

In the fourth quarter of 2012, we elected to change our policy for recognizing expense for pension and nonpension postretirement benefits. Previously, we recognized actuarial gains and losses associated with benefit obligations in accumulated other comprehensive income in the consolidated balance sheet upon each plan remeasurement, amortizing them into operating results over the average future service period of active employees in these plans. Under the new policy, we have elected to immediately recognize actuarial gains and losses in our operating results in the year in which they occur, eliminating the amortization. Actuarial gains and losses will be recognized annually as of our measurement date, which is our fiscal year-end, or when remeasurement is otherwise required under generally accepted accounting principles.

Additionally, for purposes of calculating the expected return on plan assets related to pension and nonpension postretirement benefits, we will no longer use the market-related value of plan assets; an averaging technique permitted under generally accepted accounting principles, but instead will use the fair value of plan assets.

To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 69% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis and future return expectations. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return have generally not been revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. While our expected rate of return for 2012 of 8.9% was supported by historical performance and equated to approximately the 62nd percentile of our model, we have elected to lower our expected rate of return to 8.5% in 2013. This reduction is based on the expectation to de-risk the plan investment portfolio over time and as the market allows. Our assumed rate of return for U.S. plans in 2013 of 8.5% equates to approximately the 61st percentile expectation of our model. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 31% of our global benefit plan assets.

Based on consolidated benefit plan assets at December 29, 2012, a 100 basis point increase or decrease in the assumed rate of return would correspondingly increase or decrease 2013 benefits expense by approximately $54 million. For each of the three fiscal years, our actual return on plan assets exceeded (was less than) the recognized assumed return by the following amounts (in millions): 2012-$211; 2011-$(471); 2010–$246.

To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components in our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 5.4%, our initial trend rate for 2013 of 5.5% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 0.5% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at December 29, 2012, a 100 basis point increase in the assumed health care cost trend rates would increase 2013 benefits expense by approximately $13 million and generate an immediate loss recognition of $166 million. A 100 basis point excess of 2013 actual health care claims cost over that calculated from the assumed trend rate would result in an experience loss of approximately $9 million and would increase 2013 expense by $0.3 million. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience gain arising from recognition of 2012 claims experience was approximately $11 million.

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

Based on consolidated obligations at December 29, 2012, a 25 basis point decline in the weighted-average discount rate used for benefit plan measurement purposes would increase 2013 benefits expense by approximately $2 million and would result in an immediate loss recognition of $233 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.

Despite the previously-described rigorous policies for selecting major actuarial assumptions, we periodically experience material differences between assumed and actual experience. During 2012, we recognized a net actuarial loss of approximately $445 million compared to approximately $737 million in 2011. Of the total net loss recognized in 2012, approximately $656 million was related primarily to unfavorable changes in the discount rate, offset by approximately $211 million in asset gains during 2012. Of the $737 million net loss recognized in 2011, approximately $266 million was related to unfavorable changes in the discount rate that were partially offset by the adoption of an Employer Group Waiver Plan (EGWP) design for prescription drug costs for the U.S. retiree medical plan, and $471 million was related to unfavorable asset performance.

During 2012, we made contributions in the amount of $38 million to Kellogg’s global tax-qualified pension programs. This amount was mostly non-discretionary. Additionally we contributed $13 million to our retiree medical programs.

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

ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS

Reporting of amounts reclassified out of Accumulated Other Comprehensive Income

In February 2013, the Financial Accounting Standards Board (FASB) issued an updated accounting standard which requires companies to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012, with early adoption permitted. We will adopt the updated standard in the first quarter of 2013.

Indefinite-lived intangible asset impairment testing

In July 2012, the FASB issued an updated accounting standard to allow entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative indefinite-lived intangible asset impairment test. Under the updated standard an entity would not be required to perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired. The updated standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. We will adopt the updated standard in connection with our impairment evaluations to be completed in the second and fourth quarters of 2013.

FUTURE OUTLOOK

We anticipate 2013 will be a return to our on-going operating model. In recent years we have invested in the business, adjusted our strategy to focus more on growth, and acquired Pringles. With the foundation that we have set as a result of this work, we expect to realize growth in 2013 through increased investment in advertising and continued investment behind a strong line-up of innovation launches. We expect reported net sales will increase by approximately 7 percent, gross margin to decline approximately 50 basis points due to the full-year impact of the Pringles business, reported operating profit to grow slightly more than EPS, and reported EPS to grow by 5 to 7 percent. Projected EPS growth includes a $0.12 to $0.14 impact from Pringles integration costs. This outlook excludes the impact of mark-to-market adjustments on our pension and post-retirement benefit plans as well as commodity contracts.

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

The total notional amount of foreign currency derivative instruments at year-end 2012 was $570 million, representing a settlement receivable of $1 million. The total notional amount of foreign currency derivative instruments at year-end 2011 was $1.3 billion, representing a settlement obligation of $7 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities, and mature within 18 months. Assuming an unfavorable 10% change in year-end exchange rates, the settlement receivable would have decreased by approximately $57 million at year-end 2012 and the settlement obligation would have increased by approximately $127 million at year-end 2011. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. As of the end of our 2009 fiscal year, we used the parallel rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollars. In May 2010, the Venezuelan government effectively eliminated the parallel market. In June 2010, several large Venezuelan commercial banks began operating the Transaction System for Foreign Currency Denominated Securities (SITME). Accordingly, we began using the SITME rate as of January 1, 2011 to translate our Venezuelan subsidiary’s financial statements to U.S. dollars. During 2010, we recorded a $3 million foreign exchange gain in other income (expense), net, associated with the translation of our subsidiary’s financials into U.S. dollars, with no impact during 2012 or 2011. In February 2013, the Venezuelan government announced a 46.5% devaluation of the official exchange rate. Additionally, the SITME was eliminated. Accordingly, in 2013 we will begin using the official exchange rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollar. On a consolidated basis, Venezuela represents less than 2% of our business; therefore, any ongoing impact is expected to be immaterial.

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

During 2012 and 2011, we entered into interest rate swaps in connection with certain U.S. Dollar Notes. Refer to disclosures contained in Note 6 within Notes to Consolidated Financial Statements. The total notional amount of interest rate swaps at year-end 2012 was $2.2 billion, representing a settlement receivable of $64 million. The total notional amount of interest rate swaps at year-end 2011 was $600 million, representing a settlement receivable of $23 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $24 million at year-end 2012 and $18 million at year-end 2011.

Price risk

Our company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, soybean oil, sugar, cocoa, cartonboard, natural gas, and diesel fuel. We have historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. During 2006, we entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in our manufacturing processes. The notional amount of the swaps totaled $84 million as of December 29, 2012 and equates to approximately 50% of our North America manufacturing needs over the remaining hedge period. At year-end December 31, 2011 the notional amount was $104 million.

The total notional amount of commodity derivative instruments at year-end 2012, including the North America natural gas swaps, was $136 million, representing a settlement obligation of approximately $36 million. The total notional amount of commodity derivative instruments at year-end 2011, including the natural gas swaps, was $175 million, representing a settlement obligation of approximately $48 million. Assuming a 10% decrease in year-end commodity prices, the settlement obligation would have increased by approximately $9 million at year-end 2012, and $12 million at year-end 2011, generally offset by a reduction in the cost of the underlying commodity purchases.

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

Reciprocal collateralization agreements

In some instances we have reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a net liability position to us or our counterparties exceeds a certain amount. As of December 29, 2012, we had received $8 million cash collateral from a counterparty, which was reflected as a decrease in other assets on the Consolidated Balance Sheet. As of December 31, 2011, we had posted collateral of $2 million in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)	2012	2011	2010
Net sales	$14,197	$13,198	$12,397
Cost of goods sold	8,763	8,046	7,055
Selling, general and administrative expense	3,872	3,725	3,305
Operating profit	$1,562	$1,427	$2,037
Interest expense	261	233	248
Other income (expense), net	24	(10)	1
Income before income taxes	1,325	1,184	1,790
Income taxes	363	320	510
Earnings (loss) from joint ventures	(1)	—	—
Net income	$961	$864	$1,280
Net loss attributable to noncontrolling interests	—	(2)	(7)
Net income attributable to Kellogg Company	$961	$866	$1,287
Per share amounts:
Basic	$2.68	$2.39	$3.43
Diluted	$2.67	$2.38	$3.40

Dividends per share	$1.740	$1.670	$1.560

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2012			2011			2010
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$961			$864			$1,280
Other comprehensive income:
Foreign currency translation adjustments	$79	$—	79	$(105)	$(2)	(107)	$(18)	$—	(18)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(5)	2	(3)	(51)	18	(33)	51	(21)	30
Reclassification to net income	14	(5)	9	(2)	1	(1)	34	(9)	25
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(7)	3	(4)	(6)	2	(4)	(7)	3	(4)
Prior service credit (cost)	(26)	9	(17)	(3)	1	(2)	(8)	(13)	(21)
Reclassification to net income:
Net experience loss	5	(2)	3	5	(1)	4	4	(1)	3
Prior service cost	12	(4)	8	11	(4)	7	11	(4)	7

Other comprehensive income (loss)	$72	$3	$75	$(151)	$15	$(136)	$67	$(45)	$22

Comprehensive income			$1,036			$728			$1,302

Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except share data)	2012	2011
Current assets
Cash and cash equivalents	$281	$460
Accounts receivable, net	1,454	1,188
Inventories	1,365	1,174
Other current assets	280	247
Total current assets	3,380	3,069
Property, net	3,782	3,281
Goodwill	5,053	3,623
Other intangibles, net	2,359	1,454
Other assets	610	516
Total assets	$15,184	$11,943
Current liabilities
Current maturities of long-term debt	$755	$761
Notes payable	1,065	234
Accounts payable	1,402	1,189
Other current liabilities	1,301	1,129
Total current liabilities	4,523	3,313
Long-term debt	6,082	5,037
Deferred income taxes	523	643
Pension liability	886	560
Other liabilities	690	592

Commitments and contingencies

Equity
Common stock, $.25 par value, 1,000,000,000 shares authorized Issued: 419,718,217 shares in 2012 and 419,484,087 shares in 2011	105	105
Capital in excess of par value	573	522
Retained earnings	5,615	5,305
Treasury stock, at cost 58,452,083 shares in 2012 and 62,182,500 shares in 2011	(2,943)	(3,130)
Accumulated other comprehensive income (loss)	(931)	(1,006)
Total Kellogg Company equity	2,419	1,796
Noncontrolling interests	61	2
Total equity	2,480	1,798
Total liabilities and equity	$15,184	$11,943

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
	shares	amount			shares	amount
Balance, January 2, 2010	419	$105	$472	$4,390	38	$(1,820)	$(892)	$2,255	$3	$2,258

Common stock repurchases					21	(1,057)		(1,057)		(1,057)

Net income (loss)				1,287				1,287	(7)	1,280	1,280

Dividends				(584)				(584)		(584)

Other comprehensive income							22	22		22	22

Stock compensation			19					19		19

Stock options exercised and other			4	(22)	(5)	227		209		209
Balance, January 1, 2011	419	$105	$495	$5,071	54	$(2,650)	$(870)	$2,151	$(4)	$2,147	$1,302

Common stock repurchases					15	(793)		(793)		(793)

Acquisition of noncontrolling interest			(8)					(8)	8	—

Net income (loss)				866				866	(2)	864	864

Dividends				(604)				(604)		(604)

Other comprehensive income							(136)	(136)		(136)	(136)

Stock compensation			26					26		26

Stock options exercised and other			9	(28)	(7)	313		294		294
Balance, December 31, 2011	419	$105	$522	$5,305	62	$(3,130)	$(1,006)	$1,796	$2	$1,798	$728

Common stock repurchases					1	(63)		(63)		(63)

Acquisition of noncontrolling interest								—	59	59

Net income (loss)				961				961	—	961	961

Dividends				(622)				(622)		(622)

Other comprehensive loss							75	75		75	75

Stock compensation			36					36		36

Stock options exercised and other	1		15	(29)	(5)	250		236		236
Balance, December 29, 2012	420	$105	$573	$5,615	58	$(2,943)	$(931)	$2,419	$61	$2,480	$1,036

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)	2012	2011	2010
Operating activities
Net income	$961	$864	$1,280
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	448	369	392
Postretirement benefit plan expense	419	684	67
Deferred income taxes	(159)	(93)	266
Other	(21)	(115)	3
Postretirement benefit plan contributions	(51)	(192)	(643)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(65)	(100)	59
Inventories	(80)	(125)	(159)
Accounts payable	208	40	72
Accrued income taxes	25	132	(192)
Accrued interest expense	(1)	(7)	9
Accrued and prepaid advertising, promotion and trade allowances	97	4	(12)
Accrued salaries and wages	15	89	(169)
All other current assets and liabilities	(38)	45	35
Net cash provided by (used in) operating activities	$1,758	$1,595	$1,008
Investing activities
Additions to properties	$(533)	$(594)	$(474)
Acquisitions, net of cash acquired	(2,668)	—	—
Other	(44)	7	9
Net cash provided by (used in) investing activities	$(3,245)	$(587)	$(465)
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	$779	$189	$(1)
Issuances of notes payable, with maturities greater than 90 days	724	—	—
Reductions of notes payable, with maturities greater than 90 days	(707)	—	—
Issuances of long-term debt	1,727	895	987
Reductions of long-term debt	(750)	(945)	(1)
Net issuances of common stock	229	291	204
Common stock repurchases	(63)	(798)	(1,052)
Cash dividends	(622)	(604)	(584)
Other	—	15	8
Net cash provided by (used in) financing activities	$1,317	$(957)	$(439)
Effect of exchange rate changes on cash and cash equivalents	(9)	(35)	6
Increase (decrease) in cash and cash equivalents	$(179)	$16	$110
Cash and cash equivalents at beginning of period	460	444	334
Cash and cash equivalents at end of period	$281	$460	$444

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1

ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of the Kellogg Company, those of the subsidiaries that it controls due to ownership of a majority voting interest and the accounts of the variable interest entities (VIEs) of which Kellogg Company is the primary beneficiary (Kellogg or the Company). The Company continually evaluates its involvement with VIEs to determine whether it has variable interests and is the primary beneficiary of the VIE. When these criteria are met, the Company is required to consolidate the VIE. The Company’s share of earnings or losses of nonconsolidated affiliates is included in its consolidated operating results using the equity method of accounting when it is able to exercise significant influence over the operating and financial decisions of the affiliate. The Company uses the cost method of accounting if it is not able to exercise significant influence over the operating and financial decisions of the affiliate. Intercompany balances and transactions are eliminated.

The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2012, 2011 and 2010 fiscal years each contained 52 weeks and ended on December 29, 2012, December 31, 2011 and January 1, 2011, respectively. The next fiscal year which will contain a 53rd week for the Company will be 2014, ending on January 3, 2015.

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

Property

The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 5-20; office equipment 4-5; computer equipment and capitalized software 3-7; building components 15-25; building structures 50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. As of year-end 2012 and 2011, the carrying value of assets held for sale was insignificant.

Goodwill and other intangible assets

Goodwill and indefinite-lived intangibles are not amortized, but are tested at least annually for impairment of value and whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. An intangible asset with a finite life is amortized on a straight-line basis over the estimated useful life.

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

Stock-based compensation

The Company uses stock-based compensation, including stock options, restricted stock, restricted stock units, and executive performance shares, to provide long-term performance incentives for its global workforce.

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

Derivative Instruments

The fair value of derivative instruments is recorded in other current assets, other assets, other current liabilities or other liabilities. Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in the Consolidated Statement of Income in other income (expense), net (OIE). In the Consolidated Statement of Cash Flows, settlements of cash flow and fair value hedges are classified as an operating activity; settlements of all other derivative instruments, including instruments for which hedge accounting has been discontinued, are classified consistent with the nature of the instrument.

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

Derivatives not designated for hedge accounting.  Gains and losses on these instruments are recorded in the Consolidated Statement of Income, on same line item as the underlying hedged item.

Other contracts.  The Company periodically enters into foreign currency forward contracts and options to reduce volatility in the translation of foreign currency earnings to U.S. dollars. Gains and losses on these instruments are recorded in OIE, generally reducing the exposure to translation volatility during a full-year period.

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

For foreign currency cash flow and fair value hedges, the assessment of effectiveness is generally based on changes in spot rates. Changes in time value are reported in OIE.

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

Certain commodity contracts are accounted for as cash flow hedges, while others are marked to market through earnings. The assessment of effectiveness for exchange-traded instruments is based on changes in futures prices. The assessment of effectiveness for over-the-counter transactions is based on changes in designated indices.

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

Pension and nonpension postretirement benefits.  In the fourth quarter of 2012, the Company elected to change its policy for recognizing expense for pension and nonpension postretirement benefits. Previously, the Company recognized actuarial gains and losses associated with benefit obligations in accumulated other comprehensive income in the consolidated balance sheet upon each plan remeasurement, amortizing them into operating results over the average future service period of active employees in these plans. Under the new policy, the Company has elected to immediately recognize actuarial gains and losses in operating results in the year in which they occur, eliminating the amortization. Experience gains and losses will be recognized annually as of the measurement date, which is the Company’s fiscal year-end, or when remeasurement is otherwise required under generally accepted accounting principles. The Company believes the new policy provides greater transparency to on-going operating results and better reflects the Company’s obligations to its employees and the impact of the current market conditions on those obligations.

Additionally, for purposes of calculating the expected return on plan assets, the Company will no longer use the market-related value of plan assets; an averaging technique permitted under generally accepted accounting principles, but instead will use the fair value of plan assets.

Concurrent with this change in policy, the Company has elected to modify its allocation of pension and postretirement benefit plan costs to reportable segments for management evaluation and reporting purposes. Previously the Company included the total costs for these benefits within the reportable segment results. Beginning in the fourth quarter of 2012, the reportable segments are allocated service cost and amortization of prior service cost. All other components of pension and postretirement benefit expense, including interest cost, expected return on assets, and experience gains and losses are considered unallocated corporate costs and are not included in the measure of reportable segment operating results. Financial results for 2011 and prior have been re-cast to include the impact of adopting new pension and post-retirement benefit plan accounting. See Note 16 for more information on reportable segments.

Management reviews the Company’s expected long-term rates of return annually; however, the benefit trust investment performance for one particular year does not, by itself, significantly influence this evaluation. The expected rates of return are generally not revised provided these rates fall between the 25th and 75th percentile of expected long-term returns, as determined by the Company’s modeling process.

For defined benefit pension and postretirement plans, the Company records the net overfunded or underfunded position as a pension asset or pension liability on the Consolidated Balance Sheet.

The changes in policy during 2012 have been reported through retrospective application of the new policies to all periods presented. The Company also considered the impact of recast pension and postretirement benefit expense on capitalized inventory balances in prior periods. The impacts of this change in policy to the financial statements are summarized below:

Consolidated Statement of Income
(millions, except per share data)	2012
	Before Accounting Change	As Reported	Effect of Change
Cost of goods sold	$8,595	$8,763	$168
Selling, general and administrative expense	3,717	3,872	155
Operating profit	1,885	1,562	(323)
Income before taxes	1,648	1,325	(323)
Income taxes	468	363	(105)
Net Income	1,179	961	(218)
Net income attributable to Kellogg Company	1,179	961	(218)
Per share amounts:
Basic	$3.29	$2.68	$(0.61)
Diluted	$3.28	$2.67	$(0.61)

Consolidated Statement of Income
(millions, except per share data)	2011			2010
	Previously Reported	Re-Cast	Effect of Change	Previously Reported	Re-Cast	Effect of Change
Cost of goods sold	$7,750	$8,046	$296	$7,108	$7,055	$(53)
Selling, general and administrative expense	3,472	3,725	253	3,299	3,305	6
Operating profit	1,976	1,427	(549)	1,990	2,037	47
Income before taxes	1,732	1,184	(548)	1,742	1,790	48
Income taxes	503	320	(183)	502	510	8
Net Income	1,229	864	(365)	1,240	1,280	40
Net income attributable to Kellogg Company	1,231	866	(365)	1,247	1,287	40
Per share amounts:
Basic	$3.40	$2.39	$(1.01)	$3.32	$3.43	$0.11
Diluted	$3.38	$2.38	$(1.00)	$3.30	$3.40	$0.10

Consolidated Balance Sheet
(millions)	2011
	Previously Reported	Re-Cast	Effect of Change
Inventories	$1,132	$1,174	$42
Deferred income taxes	637	643	6
Retained earnings	6,721	5,305	(1,416)
Accumulated other comprehensive income (loss)	(2,458)	(1,006)	1,452

Consolidated Statement of Equity
(millions)	2011			2010
	Previously Reported	Re-Cast	Effect of Change	Previously Reported	Re-Cast	Effect of Change
Retained earnings:
Beginning balance	$6,122	$5,071	$(1,051)	$5,481	$4,390	$(1,091)
Net income attributable to Kellogg Company	1,231	866	(365)	1,247	1,287	40
Ending Balance	6,721	5,305	(1,416)	6,122	5,071	(1,051)
Accumulated other comprehensive income (loss):
Beginning balance	(1,914)	(870)	1,044	(1,966)	(892)	1,074
Other comprehensive income (loss)	(544)	(136)	408	52	22	(30)
Ending Balance	(2,458)	(1,006)	1,452	(1,914)	(870)	1,044

Consolidated Statement of Cash Flows
(millions)	2011			2010
	Previously Reported	Re-Cast	Effect of Change	Previously Reported	Re-Cast	Effect of Change
Operating activities:
Net income	$1,229	$864	$(365)	$1,240	$1,280	$40
Postretirement benefit expense	—	684	684	—	67	67
Deferred income taxes	84	(93)	(177)	266	266	—
Other	(22)	(115)	(93)	97	3	(94)
Inventories	(76)	(125)	(49)	(146)	(159)	(13)
Net cash provided by operating activities	1,595	1,595	—	1,008	1,008	—

New accounting standards

Presentation of Comprehensive Income.  In June 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard requiring most entities to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and comprehensive income. The update does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company adopted this new standard in 2012.

Goodwill impairment testing.  In September 2011, the FASB issued an updated accounting standard to allow entities the option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under the updated standard an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The Company adopted the revised guidance in 2012, with no impact to the Consolidated Financial Statements.

Multiemployer pension and postretirement benefit plans.  In September 2011, the FASB issued an updated accounting standard to provide more information about an employer’s financial obligations to multiemployer pension and postretirement benefit plans. Previously, employers were only required to disclose their total contributions to all multiemployer plans in which they participate and certain year-to-year changes in circumstances. The enhanced disclosures required under the revised guidance provide additional information regarding the overall financial health of the plan and the level of the employer’s participation in the plan. The Company adopted the revised guidance in 2012. Refer to Note 10 for disclosures regarding multiemployer plans in which the Company participates.

NOTE 2

GOODWILL AND OTHER INTANGIBLE ASSETS

Pringles® acquisition

On May 31, 2012, the Company completed its acquisition of the Pringles® business (Pringles) from The Procter & Gamble Company (P&G) for $2.695 billion, or $2.683 billion net of cash and cash equivalents, subject to certain purchase price adjustments. Through December 29, 2012, the net purchase price adjustments have resulted in a reduction of the purchase price by approximately $15 million. The purchase price, net of cash and cash equivalents, totals $2.668 billion. The acquisition was accounted for under the purchase method and was financed through a combination of cash on hand, and short-term and long-term debt. The assets and liabilities of Pringles are included in the Consolidated Balance Sheet as of December 29, 2012 and the results of the Pringles operations subsequent to the acquisition date are included in the Consolidated Statement of Income.

The acquired assets and assumed liabilities include the following:

(millions)	May 31, 2012
Accounts receivable, net	$128
Inventories	103
Other prepaid assets	18
Property	317
Goodwill	1,306
Other intangibles:
Definite-lived intangible assets	79
Brand	776
Other assets:
Deferred income taxes	21
Other	16
Notes payable	(3)
Accounts payable	(9)
Other current liabilities	(24)
Other liabilities	(60)
$2,668

Goodwill of $645 million is expected to be deductible for statutory tax purposes.

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

The above amounts, including the allocation to reportable segments, represent the preliminary allocation of purchase price, and are subject to revision when the purchase price adjustments and the resulting valuations of property and intangible assets are finalized, which will occur prior to May 31, 2013.

Through December 29, 2012, the Company incurred transaction fees and other integration-related costs as part of the Pringles acquisition as follows: $73 million recorded in SGA, $3 million recorded in COGS and $5 million in fees for a bridge financing facility which are recorded in OIE.

Pringles contributed net revenues of $887 million and net earnings of $31 million since the acquisition, including the transaction fees and other integration-related costs discussed above. The unaudited pro forma combined historical results, as if Pringles had been acquired at the beginning of fiscal 2011 are estimated to be:

(millions, except per share data)	2012	2011
Net sales	$14,862	$14,722
Net income	$1,000	$946
Net income (loss) attributable to noncontrolling interests	—	(2)
Net income attributable to Kellogg Company	$1,000	$948
Net earnings per share	$2.78	$2.60

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

In December 2012, the Company also entered into a series of agreements with a third party including a loan of $44 million which is convertible into approximately 85% of the equity of the entity. Due to this convertible loan and other agreements, the Company determined that the entity is a VIE and the Company is the primary beneficiary. Accordingly, the Company has consolidated the financial statements of the VIE in 2012 and treated the consolidation as a business acquisition, which resulted in the following: current assets, $14 million; property, $36 million; amortizable intangibles and other non-current assets, $26 million; goodwill, $76 million; current liabilities, $2 million; notes payable and long-term debt, $39 million; non-current deferred tax liabilities, $8 million; and noncontrolling interests, $59 million. This business is included in the U.S. Snacks reportable segment and the above amounts represent the preliminary allocation and are subject to revision when the resulting valuations of property and intangible assets are finalized in 2013.

Changes in the carrying amount of goodwill, including the preliminary allocation of goodwill resulting from the Pringles acquisition to the Company’s reportable segments for the year ended December 29, 2012 are presented in the following table.

Changes in the carrying amount of goodwill
(millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 1, 2011	$80	$3,257	$—	$202	$62	$—	$27	$3,628
Currency translation adjustment	—	—	—	—	(5)	—	—	(5)
December 31, 2011	$80	$3,257	$—	$202	$57	$—	$27	$3,623
Pringles goodwill	44	570	13	18	432	100	129	1,306
Other goodwill	—	76	—	—	—	—	—	76
Currency translation adjustment	—	—	—	—	31	7	10	48
December 29, 2012	$124	$3,903	$13	$220	$520	$107	$166	$5,053

Intangible assets subject to amortization
(millions) Gross carrying amount	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 1, 2011	$33	$18	$—	$—	$2	$7	$—	$60
December 31, 2011	$33	$18	$—	$—	$2	$7	$—	$60
Pringles customer relationships	—	30	—	—	39	—	10	79
Other intangible assets	—	22	—	—	—	—	—	22
Currency translation adjustment	—	—	—	—	2	—	—	2
December 29, 2012	$33	$70	$—	$—	$43	$7	$10	$163

Accumulated Amortization
January 1, 2011	$30	$8	$—	$—	$2	$7	$—	$47
Amortization	1	1	—	—	—	—	—	2
December 31, 2011	$31	$9	$—	$—	$2	$7	$—	$49
Amortization	—	3	—	—	1	—	—	4
December 29, 2012	$31	$12	$—	$—	$3	$7	$—	$53

Intangible assets subject to amortization, net
January 1, 2011	$3	$10	$—	$—	$—	$—	$—	$13
Amortization	(1)	(1)	—	—	—	—	—	(2)
December 31, 2011	$2	$9	$—	$—	$—	$—	$—	$11
Pringles customer relationships	—	30	—	—	39	—	10	79
Other intangible assets	—	22	—	—	—	—	—	22
Amortization (a)	—	(3)	—	—	(1)	—	—	(4)
Currency translation adjustment	—	—	—	—	2	—	—	2
December 29, 2012	$2	$58	$—	$—	$40	$—	$10	$110

(a)	The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $7 million per year.

Intangible assets not subject to amortization
(millions)	U.S. Morning Foods & Kashi	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 1, 2011	$63	$1,285	$—	$95	$—	$—	$—	$1,443
December 31, 2011	$63	$1,285	$—	$95	$—	$—	$—	$1,443
Pringles brand	—	340	—	—	436	—	—	776
Currency translation adjustment	—	—	—	—	30	—	—	30
December 29, 2012	$63	$1,625	$—	$95	$466	$—	$—	$2,249

Impairment charges

In 2012, the Company determined that certain long-lived assets in Australia were impaired and should be written down to their estimated fair value of $11 million. This resulted in a fixed asset impairment charge of $17 million that was recorded in COGS in the Asia Pacific operating segment.

In 2008, the Company acquired a majority interest in the business of Zhenghang Food Company Ltd. (Navigable Foods), a manufacturer of cookies and crackers in the northern and northeastern regions of China. During 2011, the Company acquired the noncontrolling interest for no consideration. A portion of the original purchase price aggregating $5 million was paid in 2012.

In 2010, the Company recorded impairment charges totaling $29 million in connection with Navigable Foods, which included $20 million of goodwill. The China business generated operating losses since the acquisition and that trend was expected to continue. As a result, management determined in 2010 the current business was not the right vehicle for entry into the Chinese marketplace and began exploring various strategic alternatives to reduce operating losses in the future. The impairment charge was recorded in SGA expense in the Asia Pacific operating segment.

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

During 2012, the Company sold the net assets of Navigable Foods for proceeds of $11 million which approximated carrying value.

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

Summary of activities

During 2012, the Company recorded $18 million of costs associated with exit or disposal activities. $3 million represented severance, and $19 million for asset write-offs offset by a reduction of $4 million in a pension withdrawal liability. $18 million of asset write-offs were recorded in COGS in the following reportable segments (in millions): Europe-$1; and Asia Pacific $17. SGA expense, included a $4 million credit to pension in U.S. Snacks, $2 million of severance in U.S. Snacks, $1 million of severance in U.S. Morning Foods and Kashi and $1 million of asset write-offs in U.S. Snacks. At December 29, 2012, exit cost reserves were $1 million, related to severance payments which will be made in 2013.

The Company recorded $24 million of costs in 2011 associated with exit or disposal activities. $7 million represented severance, $12 million was for pension costs, $2 million for other cash costs including relocation of assets and employees and $3 million for asset write-offs. $10 million of the charges were recorded in COGS in the European reportable segment. $14 million of the charges were recorded in SGA expense in the following reportable segments (in millions): U.S. Snacks-$13; and Europe-$1. Exit cost reserves at December 31, 2011 were $1 million related to severance payments.

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

Cost Summary

In 2009, the Company commenced various COGS and SGA programs. The COGS program seeks to optimize the Company’s global manufacturing network, reduce waste, and develop best practices on a global basis. The SGA programs focus on improvements in the efficiency and effectiveness of various global support functions.

For COGS and SGA programs that are still active through 2012, total program costs incurred to date were $46 million and include $8 million for severance, $3 million for other cash costs including relocation of assets and employees, $13 million for pension costs and $22 million for asset write-offs. The costs impacted reportable segments as follows (in millions): U.S. Morning Foods and Kashi-$1; U.S Snacks-$18; Europe-$10; and Asia Pacific-$17.

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

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2012
Basic	$961	358	$2.68
Dilutive potential common shares		2	(0.01)
Diluted	$961	360	$2.67
2011
Basic	$866	362	$2.39
Dilutive potential common shares		2	(0.01)
Diluted	$866	364	$2.38
2010
Basic	$1,287	376	$3.43
Dilutive potential common shares		2	(0.03)
Diluted	$1,287	378	$3.40

The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (in millions): 2012-9.9; 2011-4.2; 2010-4.9.

Stock transactions

The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 7. The number of shares issued during the periods presented was (in millions): 2012–5; 2011–7; 2010–5. The Company issued shares totaling less than one million in each of the years presented under Kellogg DirectTM , a direct stock purchase and dividend reinvestment plan for U.S. shareholders.

On April 23, 2010, the Company’s board of directors authorized a $2.5 billion three-year share repurchase program for 2010 through 2012. During 2012, the Company repurchased 1 million shares of common stock for a total of $63 million. During 2011, the Company repurchased 15 million shares of common stock for a total of $793 million. During 2010, the Company repurchased 21 million shares of common stock at a total cost of $1,057 million, of which $1,052 was paid during the year and $5 million was payable at 2010.

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

Accumulated other comprehensive income (loss) as of December 29, 2012 and December 31, 2011 consisted of the following:

(millions)	December 29, 2012	December 31, 2011
Foreign currency translation adjustments	$(817)	$(896)
Cash flow hedges — unrealized net gain (loss)	(3)	(9)
Postretirement and postemployment benefits:
Net experience loss	(29)	(28)
Prior service cost	(82)	(73)
Total accumulated other comprehensive income (loss)	$(931)	$(1,006)

NOTE 5

LEASES AND OTHER COMMITMENTS

The Company’s leases are generally for equipment and warehouse space. Rent expense on all operating leases was (in millions): 2012-$174; 2011-$166; 2010-$154. During 2012, the Company entered into approximately $4 million in capital lease agreements to finance the purchase of equipment. The Company did not enter into any material capital lease agreements during 2010 or 2011.

At December 29, 2012, future minimum annual lease commitments under non-cancelable operating and capital leases were as follows:

(millions)	Operating leases	Capital leases
2013	$166	$2
2014	130	1
2015	104	—
2016	79	—
2017	60	—
2018 and beyond	91	2
Total minimum payments	$630	$5
Amount representing interest		(1)
Obligations under capital leases		4
Obligations due within one year		(2)
Long-term obligations under capital leases		$2

The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At December 29, 2012, the Company had not recorded any liability related to these indemnifications.

NOTE 6

DEBT

The following table presents the components of notes payable at year end December 29, 2012 and December 31, 2011:

(millions)	2012		2011
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$853	0.26%	$216	0.24%
Europe commercial paper	159	0.18	—	—
Bank borrowings	53		18
Total	$1,065		$234

The following table presents the components of long-term debt at year end December 29, 2012 and December 31, 2011:

(millions)	2012	2011
(a) 7.45% U.S. Dollar Debentures due 2031	$1,091	$1,090
(b) 4.0% U.S. Dollar Notes due 2020	993	992
(c) 4.45% U.S. Dollar Notes due 2016	772	763
(d) 4.25% U.S. Dollar Notes due 2013	754	772
(e) 3.125% U.S. Dollar Debentures due 2022	694	—
(f) 4.15% U.S. Dollar Notes due 2019	513	499
(g) 1.875% U.S. Dollar Notes due 2016	509	499
(h) 3.25% U.S. Dollar Notes due 2018	420	409
(i) 1.75% U.S. Dollar Notes due 2017	398	—
(j) 1.125% U.S. Dollar Notes due 2015	350	—
(k) 2.10% Canadian Dollar Notes 2014	302	—
(l) 5.125% U.S. Dollar Notes due 2012	—	760
Other	41	14
	6,837	5,798
Less current maturities	(755)	(761)
Balance at year end	$6,082	$5,037

(a)	In March 2001, the Company issued long-term debt instruments, primarily to finance the acquisition of Keebler Foods Company, of which $1.1 billion of thirty-year 7.45% Debentures remain outstanding. The effective interest rate on the Debentures, reflecting issuance discount and hedge settlement, was 7.62%. The Debentures contain standard events of default and covenants, and can be redeemed in whole or in part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date).

(b)	In December 2010, the Company issued $1.0 billion of ten-year 4.0% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for incremental pension and postretirement benefit plan contributions and to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement, was 3.42%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(c)	In May 2009, the Company issued $750 million of seven-year 4.45% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 3.29% at December 29, 2012. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. The Company entered into interest rate swaps in February 2011 and March 2012 with notional amounts totaling $200 million and $500 million, respectively, which effectively converted these Notes from a fixed rate to a floating rate obligation for the remainder of the seven-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $23 million and $14 million, and was recorded as an increase in the hedged debt balance at December 29, 2012 and December 31, 2011, respectively.

(d)	In March 2008, the Company issued $750 million of five-year 4.25% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its U.S. commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 1.73% at December 29, 2012. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In conjunction with this debt issuance, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2011, the Company transferred a portion of the interest rate swaps to another counterparty and subsequently terminated all the interest rate swaps. The resulting unamortized gain of $4 million and $22 million, at December 29, 2012 and December 31, 2011, respectively, will be amortized to interest expense over the remaining term of the Notes.

(e)	In May 2012, the Company issued $700 million of ten-year 3.125% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount, was 3.21%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(f)

In November 2009, the Company issued $500 million of ten-year 4.15% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its 6.6% U.S. Dollar Notes due 2011. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 2.77% at December 29, 2012. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In March 2012, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation for the remainder of the ten-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $15 million, and was recorded as an increase in the hedged debt balance at December 29, 2012.

(g)	In November 2011, the Company issued $500 million of five-year 1.875% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes including repayment of a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 1.18% at December 29, 2012. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In March 2012, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation for the remainder of the five-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $9 million, and was recorded as an increase in the hedged debt balance at December 29, 2012.

(h)	In May 2011, the Company issued $400 million of seven-year 3.25% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes including repayment of a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 2.14% at December 29, 2012. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In October 2011, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted these Notes from a fixed rate to a floating rate obligation for the remainder of the seven-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $21 million and $10 million, and was recorded as an increase in the hedged debt balance at December 29, 2012 and December 31, 2011, respectively.

(i)	In May 2012, the Company issued $400 million of five-year 1.75% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount, was 1.86%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(j)	In May 2012, the Company issued $350 million of three-year 1.125% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount, was 1.16%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(k)	In May 2012, the Company issued Cdn.$300 million of two-year 2.10% fixed rate Canadian Dollar Notes, using net proceeds from these Notes for general corporate purposes, which included repayment of intercompany debt. This repayment resulted in cash available to be used for a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount, was 2.11%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(l)	In December 2007, the Company issued $750 million of five-year 5.125% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to replace a portion of its U.S. commercial paper. The Notes contained customary covenants that limited the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contained a change of control provision. In May 2009, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company terminated the interest rate swaps in August 2011, and redeemed the Notes in December 2012.

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

In February 2007, the Company and two of its subsidiaries (the Issuers) established a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. As of December 29, 2012 there was $159 million outstanding under this program. There were no notes outstanding under this program as of December 31, 2011.

At December 29, 2012, the Company had $2.2 billion of short-term lines of credit, virtually all of which were unused and available for borrowing on an unsecured basis. These lines were comprised principally of an unsecured Four-Year Credit Agreement, which the Company entered into in March 2011 and expires in 2015. The Four-Year Credit Agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, to obtain letters of credit in an aggregate amount up to $75 million, U.S. swingline loans in an aggregate amount up to $200 million and European swingline loans in an aggregate amount up to $400 million and to provide a procedure for lenders to bid on short-term debt of the Company. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens, sale and leaseback transactions, and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest.

The Company was in compliance with all covenants as of December 29, 2012.

Scheduled principal repayments on long-term debt are (in millions): 2013–$759; 2014–$316; 2015–$355; 2016–$1,255; 2017–$404; 2018 and beyond–$3,703.

Interest paid was (in millions): 2012–$254; 2011–$249; 2010–$244. Interest expense capitalized as part of the construction cost of fixed assets was (in millions): 2012–$2; 2011–$5; 2010–$2.

NOTE 7

STOCK COMPENSATION

The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, and to a lesser extent, executive performance shares, restricted stock units and restricted stock grants. The Company also sponsors a discounted stock purchase plan in the United States and matching-grant programs in several international locations. Additionally, the Company awards restricted stock to its outside directors. These awards are administered through several plans, as described within this Note.

The 2009 Long-Term Incentive Plan (2009 Plan), approved by shareholders in 2009, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2009 Plan, which replaced the 2003 Long-Term Incentive Plan (2003 Plan), authorizes the issuance of a total of (a) 27 million shares; plus (b) the total number of shares as to which awards granted under the 2009 Plan or the 2003 or 2001 Incentive Plans expire or are forfeited, terminated or settled in cash. No more than 5 million shares can be issued in satisfaction of performance units, performance-based restricted shares and other awards (excluding stock options and stock appreciation rights). There are additional annual limitations on awards or payments to individual participants. Options granted under the 2009 Plan generally vest over three years. At December 29, 2012, there were 10 million remaining authorized, but unissued, shares under the 2009 Plan.

The Non-Employee Director Stock Plan (2009 Director Plan) was approved by shareholders in 2009 and allows each eligible non-employee director to receive shares of the Company’s common stock annually. The number of shares granted pursuant to each annual award will be determined by the Nominating and Governance Committee of the Board of Directors. The 2009 Director Plan, which replaced the 2000 Non-Employee Director Stock Plan (2000 Director Plan), reserves 500,000 shares for issuance, plus the total number of shares as to which awards granted under the 2009 Director Plan or the 2000 Director Plans expire or are forfeited, terminated or settled in cash. Under both the 2009 and 2000 Director Plans, shares (other than stock options) are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the Grantor Trust). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board. Under the 2009 Director Plan, awards were as follows (number of shares): 2012-26,490; 2011-24,850; 2010-26,000.

The 2002 Employee Stock Purchase Plan was approved by shareholders in 2002 and permits eligible employees to purchase Company stock at a discounted price. This plan allows for a maximum of 2.5 million shares of Company stock to be issued at a purchase price equal to 95% of the fair market value of the stock on the last day of the quarterly purchase period. Total purchases through this plan for any employee are limited to a fair market value of $25,000 during any calendar year. At December 29, 2012, there were approximately 0.6 million remaining authorized, but unissued, shares under this plan. Shares were purchased by employees under this plan as follows (approximate number of shares): 2012–107,000; 2011–110,000; 2010–123,000. Options granted to employees to purchase discounted stock under this plan are included in the option activity tables within this note.

Additionally, during 2002, an international subsidiary of the Company established a stock purchase plan for its employees. Subject to limitations, employee contributions to this plan are matched 1:1 by the Company. Under this plan, shares were granted by the Company to match an equal number of shares purchased by employees as follows (approximate number of shares): 2012–71,000; 2011–68,000; 2010–66,000.

Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2012	2011	2010
Pre-tax compensation expense	$46	$37	$29
Related income tax benefit	$17	$13	$10

As of December 29, 2012, total stock-based compensation cost related to non-vested awards not yet recognized was $44 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax benefits realized upon exercise or vesting of stock-based awards generally represent the tax benefit of the difference between the exercise price and the strike price of the option.

Cash used by the Company to settle equity instruments granted under stock-based awards was insignificant.

(millions)	2012	2011	2010
Total cash received from option exercises and similar instruments	$229	$291	$204
Tax benefits realized upon exercise or vesting of stock-based awards:
Windfall benefits classified as financing cash flow	6	11	8
Other amounts classified as operating cash flow	16	25	20
Total	$22	$36	$28

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

Stock option valuation model assumptions for grants within the year ended:	2012	2011	2010
Weighted-average expected volatility	16.00%	17.00%	20.00%
Weighted-average expected term (years)	7.53	6.99	4.94
Weighted-average risk-free interest rate	1.60%	3.06%	2.54%
Dividend yield	3.30%	3.10%	2.80%
Weighted-average fair value of options granted	$5.23	$7.59	$7.90

A summary of option activity for the year ended December 29, 2012 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	24	$48
Granted	6	52
Exercised	(4)	44
Forfeitures and expirations	(1)	53
Outstanding, end of period	25	$50	6.4	$131
Exercisable, end of period	14	$48	5.0	$107

Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data)	2011	2010
Outstanding, beginning of year	26	26
Granted	5	4
Exercised	(6)	(4)
Forfeitures and expirations	(1)	—
Outstanding, end of year	24	26
Exercisable, end of year	16	20
Weighted-average exercise price:
Outstanding, beginning of year	$47	$45
Granted	53	53
Exercised	45	43
Forfeitures and expirations	52	—
Outstanding, end of year	$48	$47
Exercisable, end of year	$47	$46

The total intrinsic value of options exercised during the periods presented was (in millions): 2012–$34; 2011–$63; 2010–$45.

Other stock-based awards

During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2009 Plan.

In 2012, 2011 and 2010, the Company made performance share awards to a limited number of senior executive-level employees, which entitles these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year targets are achieved. The cumulative three-year targets involved operating profit and internal net sales growth. Management estimates the fair value of performance share awards based on the market price of the underlying stock on the date of grant, reduced by the present value of estimated dividends foregone during the performance period. The 2012, 2011 and 2010 target grants (as revised for non-vested forfeitures and other adjustments) currently correspond to approximately 225,000, 199,000 and 193,000 shares, respectively, with a grant-date fair value of $47, $48, and $48 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at year-end 2012, the maximum future value that could be awarded on the vesting date was (in millions): 2012 award–$25; 2011 award–$22; and 2010 award–$5. The 2009 performance share award, payable in stock, was settled at 82% of target in February 2012 for a total dollar equivalent of $7 million.

The Company also periodically grants restricted stock and restricted stock units to eligible employees under the 2009 Plan. Restrictions with respect to sale or transferability generally lapse after three years and, in the case of restricted stock, the grantee is normally entitled to receive shareholder dividends during the vesting period. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock activity for the year ended December 29, 2012, is presented in the following table:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted- average grant-date fair value
Non-vested, beginning of year	256	$50
Granted	160	49
Vested	(77)	47
Forfeited	(23)	52
Non-vested, end of year	316	$50

Grants of restricted stock and restricted stock units for comparable prior-year periods were: 2011–102,000; 2010–121,000.

The total fair value of restricted stock and restricted stock units vesting in the periods presented was (in millions): 2012–$4; 2011–$7; 2010–$3.

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

As discussed in Note 1, in the fourth quarter of 2012 the Company changed its policy for recognizing expense for its pension and post-retirement benefit plans. All amounts have been adjusted to reflect the new policy.

Obligations and funded status

The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2012	2011
Change in projected benefit obligation
Beginning of year	$4,367	$3,930
Service cost	110	96
Interest cost	207	209
Plan participants’ contributions	2	2
Amendments	23	3
Actuarial loss	535	365
Benefits paid	(213)	(220)
Acquisitions	47	—
Foreign currency adjustments	57	(18)
End of year	$5,135	$4,367
Change in plan assets
Fair value beginning of year	$3,931	$3,967
Actual return on plan assets	508	(33)
Employer contributions	38	180
Plan participants’ contributions	2	2
Benefits paid	(187)	(173)
Acquisitions	23	—
Foreign currency adjustments	59	(12)
Fair value end of year	$4,374	$3,931
Funded status	$(761)	$(436)
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$145	$150
Other current liabilities	(20)	(26)
Other liabilities	(886)	(560)
Net amount recognized	$(761)	$(436)
Amounts recognized in accumulated other comprehensive income consist of
Prior service cost	$94	$85
Net amount recognized	$94	$85

The accumulated benefit obligation for all defined benefit pension plans was $4.7 billion and $4.0 billion at December 29, 2012 and December 31, 2011, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2012	2011
Projected benefit obligation	$3,707	$3,077
Accumulated benefit obligation	$3,442	$2,882
Fair value of plan assets	$2,823	$2,505

Expense

The components of pension expense are presented in the following table. Pension expense for defined contribution plans relates to certain foreign-based defined contribution plans and multiemployer plans in the United States in which the Company participates on behalf of certain unionized workforces.

(millions)	2012	2011	2010
Service cost	$110	$96	$88
Interest cost	207	209	200
Expected return on plan assets	(344)	(361)	(285)
Amortization of unrecognized prior service cost	14	14	14
Recognized net loss	372	747	41
Pension expense:
Defined benefit plans	359	705	58
Defined contribution plans	29	35	32
Total	$388	$740	$90

The estimated prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension expense over the next fiscal year is approximately $16 million.

The Company and certain of its subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2012 – $39; 2011 – $36; 2010 – $37. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.

Assumptions

The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2012	2011	2010
Discount rate	4.0%	4.8%	5.4%
Long-term rate of compensation increase	4.1%	4.2%	4.2%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2012	2011	2010
Discount rate	4.8%	5.4%	5.7%
Long-term rate of compensation increase	4.2%	4.2%	4.1%
Long-term rate of return on plan assets	8.9%	8.9%	8.9%

To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 69% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2012 of 8.9% equated to approximately the 62nd percentile expectation. Refer to Note 1.

To conduct the annual review of discount rates, the Company selected the discount rate based on a cash-flow matching analysis using Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments that constitute the projected benefit obligation for the plans. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. A similar methodology is applied in Canada and Europe, except the smaller bond markets imply that yields between the 10th and 90th percentiles are preferable. The measurement dates for the defined benefit plans are consistent with the Company’s fiscal year end. Accordingly, the Company selected discount rates to measure the benefit obligations consistent with market indices during December of each year.

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

Limited partnerships:  Value based on the ending net capital account balance at year end.

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

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended December 29, 2012, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of December 29, 2012 summarized by level within the fair value hierarchy are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$29	$32	$—	$61
Corporate stock, common:
Domestic	466	—	—	466
International	259	—	—	259
Mutual funds:
International equity	—	717	—	717
International debt	—	58	—	58
Collective trusts:
Domestic equity	—	535	—	535
International equity	—	920	—	920
Eurozone sovereign debt	—	17	—	17
Other international debt	—	274	—	274
Limited partnerships	—	275	—	275
Bonds, corporate	—	441	—	441
Bonds, government	—	150	—	150
Bonds, other	—	66	—	66
Real estate	—	—	115	115
Other	4	7	9	20
Total	$758	$3,492	$124	$4,374

The fair value of Plan assets at December 31, 2011 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$96	$22	$—	$118
Corporate stock, common:
Domestic	563	—	—	563
International	185	—	—	185
Mutual funds:
Domestic equity	—	31	—	31
International equity	—	380	—	380
Collective trusts:
Domestic equity	—	696	—	696
International equity	—	841	—	841
Eurozone sovereign debt	—	13	—	13
Other international debt	—	242	—	242
Bonds, corporate	—	298	1	299
Bonds, government	—	396	—	396
Bonds, other	—	55	—	55
Real estate	—	—	105	105
Other	6	(5)	6	7
Total	$850	$2,969	$112	$3,931

There were no unfunded commitments to purchase investments at December 29, 2012 or December 31, 2011.

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

The current weighted-average target asset allocation reflected by this strategy is: equity securities–74%; debt securities–23%; other–3%. Investment in Company common stock represented 1.3% of consolidated plan assets at December 29, 2012 and December 31, 2011. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute approximately $46 million to its defined benefit pension plans during 2013.

Level 3 gains and losses

Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

(millions)	Bonds, corporate	Real estate	Other	Total
January 1, 2011	$1	$58	$7	$66
Purchases	1	50	2	53
Sales	(1)	(7)	(3)	(11)
Realized and unrealized gain	—	4	—	4
January 1, 2012	$1	$105	$6	$112
Purchases	—	—	1	1
Sales	(1)	—	—	(1)
Realized and unrealized gain	—	6	2	8
Currency translation	—	4	—	4
December 29, 2012	$—	$115	$9	$124

The net change in Level 3 assets includes a gain attributable to the change in unrealized holding gains or losses related to Level 3 assets held at December 29, 2012 and December 31, 2011 totaling $8 million and $4 million, respectively.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2013–$230; 2014–$228; 2015–$236; 2016–$260; 2017–$252; 2018 to 2022–$1,455.

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

As discussed in Note 1, in the fourth quarter of 2012 the Company changed its policy for recognizing expense for its pension and post-retirement benefit plans. All amounts have been adjusted to reflect the new policy.

In the first quarter of 2010, the Patient Protection and Affordable Care Act (PPACA) was signed into law. There are various provisions which impacted the Company; however, the Act did not have a material impact on the accumulated benefit obligation as of January 1, 2011 for nonpension postretirement benefit plans.

Obligations and funded status

The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2012	2011
Change in accumulated benefit obligation
Beginning of year	$1,155	$1,224
Service cost	27	23
Interest cost	53	62
Actuarial (gain) loss	115	(86)
Benefits paid	(62)	(67)
Acquisitions	34	—
Foreign currency adjustments	1	(1)
End of year	$1,323	$1,155
Change in plan assets
Fair value beginning of year	$965	$1,008
Actual return on plan assets	132	12
Employer contributions	13	12
Benefits paid	(70)	(67)
Fair value end of year	$1,040	$965
Funded status	$(283)	$(190)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(2)	$(2)
Other liabilities	(281)	(188)
Net amount recognized	$(283)	$(190)
Amounts recognized in accumulated other comprehensive income consist of
Prior service credit	(3)	(6)
Net amount recognized	$(3)	$(6)

Expense

Components of postretirement benefit expense were:

(millions)	2012	2011	2010
Service cost	$27	$23	$20
Interest cost	53	62	64
Expected return on plan assets	(84)	(87)	(57)
Amortization of unrecognized prior service credit	(2)	(3)	(3)
Recognized net (gain) loss	66	(16)	(15)
Postretirement benefit expense:
Defined benefit plans	60	(21)	9
Defined contribution plans	13	14	14
Total	$73	$(7)	$23

The estimated prior service cost credit that will be amortized from accumulated other comprehensive income into nonpension postretirement benefit expense over the next fiscal year is expected to be approximately $3 million.

Assumptions

The weighted-average actuarial assumptions used to determine benefit obligations were:

	2012	2011	2010
Discount rate	3.9%	4.6%	5.3%

The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2012	2011	2010
Discount rate	4.6%	5.3%	5.7%
Long-term rate of return on plan assets	8.9%	8.9%	8.9%

The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 8.

The assumed health care cost trend rate is 5.5% for 2013, decreasing gradually to 4.5% by the year 2015 and remaining at that level thereafter. These trend rates reflect the Company’s historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

(millions)	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$13	$(10)
Effect on postretirement benefit obligation	165	(128)

Plan assets

The fair value of Plan assets as of December 29, 2012 summarized by level within fair value hierarchy described in Note 8, are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$5	$12	$—	$17
Corporate stock, common:
Domestic	174	—	—	174
International	18	—	—	18
Mutual funds:
Domestic equity	—	63	—	63
International equity	—	161	—	161
Domestic debt	—	60	—	60
Collective trusts:
Domestic equity	—	126	—	126
International equity	—	110	—	110
Limited partnerships	—	101	—	101
Bonds, corporate	—	142	—	142
Bonds, government	—	49	—	49
Bonds, other	—	17	—	17
Other	2	—	—	2
Total	$199	$841	$—	$1,040

The fair value of Plan assets at December 31, 2011 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$11	$15	$—	$26
Corporate stock, common:
Domestic	181	—	—	181
International	20	—	—	20
Mutual funds:
Domestic equity	—	53	—	53
International equity	—	76	—	76
Domestic debt	—	87	—	87
Collective trusts:
Domestic equity	—	185	—	185
International equity	—	135	—	135
Bonds, corporate	—	90	—	90
Bonds, government	—	98	—	98
Bonds, other	—	12	—	12
Other	2	—	—	2
Total	$214	$751	$—	$965

The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 8. The current target asset allocation is 75% equity securities and 25% debt securities. The Company currently expects to contribute approximately $17 million to its VEBA trusts during 2013.

There were no Level 3 assets during 2012 and 2011.

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

(millions)	2012	2011
Change in accumulated benefit obligation
Beginning of year	$93	$85
Service cost	7	6
Interest cost	4	4
Actuarial loss	7	6
Benefits paid	(8)	(8)
End of year	$103	$93
Funded status	$(103)	$(93)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(10)	$(9)
Other liabilities	(93)	(84)
Net amount recognized	$(103)	$(93)
Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$46	$44
Net amount recognized	$46	$44

Components of postemployment benefit expense were:

(millions)	2012	2011	2010
Service cost	$7	$6	$6
Interest cost	4	4	4
Recognized net loss	5	5	4
Postemployment benefit expense	$16	$15	$14

The estimated net experience loss that will be amortized from accumulated other comprehensive income into postemployment benefit expense over the next fiscal year is approximately $5 million.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2013	$67	$10
2014	68	10
2015	69	10
2016	70	10
2017	72	10
2018-2022	386	54

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

Pension benefits

The risks of participating in multiemployer pension plans are different from single-employer plans. Assets contributed to a multiemployer plan by one employer may be used to provide benefits to employees of other participating employers. If a participating employer stops contributing to the plan, the unfunded obligations of the plan are borne by the remaining participating employers.

The Company’s participation in multiemployer pension plans for the year ended December 29, 2012, is outlined in the table below. The “EIN/PN” column provides the Employer Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status available for 2012 and 2011 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement(s) (CBA) to which the plans are subject.

		PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (millions)
Pension trust fund	EIN/PN	2012	2011		2012	2011	2010	Surcharge Imposed	Expiration Date of CBA
Bakery and Confectionary Union and Industry International Pension Fund (a)	52-6118572 / 001	Red - 12/31/2012	Green - 12/31/2011	Implemented	$4.8	$4.3	$3.8	Yes	5/5/2013 to 11/1/2016
Central States, Southeast and Southwest Areas Pension Fund (b)	36-6044243 / 001	Red - 12/31/2012	Red - 12/31/2011	Implemented	4.3	4.1	3.6	Yes	4/30/2013 to 10/20/2015
Western Conference of Teamsters Pension Trust ( c )	91-6145047 / 001	Green - 12/31/2012	Green - 12/31/2011	N/A	1.3	1.2	1.2	No	3/29/2013 to 3/24/2018
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424 / 001	Red - 6/30/2013	Red - 6/30/2012	Implemented	0.4	0.4	0.3	Yes	10/3/2015
Twin Cities Bakery Drivers Pension Plan	41-6172265 / 001	Red - 12/31/2012	Red - 12/31/2011	Implemented	0.2	0.2	0.2	Yes	5/31/2015
Other Plans					2.5	2.4	2.5
Total contributions:					$13.5	$12.6	$11.6

(a)	The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 70 percent of the Company’s participants in this fund are covered by a single CBA that expires on 5/5/2013.

(b)	The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 40 percent of the Company’s participants in this fund are covered by a single CBA that expires on 7/27/2014.

(c)	The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 40 percent of the Company’s participants in this fund are covered by a single CBA that expires on 3/24/2018.

The Company was listed in the Forms 5500 of the following plans as of the following plan year ends as providing more than 5 percent of total contributions:

Pension trust fund	Contributions to the plan exceeded more than 5% of total contributions (as of the Plan’s year end)
Hagerstown Motor Carriers and Teamsters Pension Fund	6/30/2012 , 6/30/2011 and 6/30/2010
Twin Cities Bakery Drivers Pension Plan	12/31/2011, 12/31/2010 and 12/31/2009

At the date the Company’s financial statements were issued, Forms 5500 were not available for the plan years ending after June 30, 2012.

In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multiemployer pension plan has unfunded vested benefits and the Company decreases or ceases participation in that plan. The Company has recognized net estimated withdrawal expense related to curtailment and special termination benefits associated with the Company’s withdrawal from certain multiemployer plans aggregating (in millions): 2012 – $(5); 2011 – $5; 2010 – $5.

During 2012 and 2011, the withdrawal liabilities recognized in 2011 and prior years were updated to reflect more recent information concerning the status of the affected plan(s) and the Company’s current expectation of the impact of withdrawal. During 2011, the withdrawal liabilities recorded in 2010 and prior year were settled for approximately $11 million. The final calculation of the withdrawal liability initially recognized in 2011 and updated in 2012 is pending the finalization of certain plan year-related data and is therefore subject to adjustment. The associated cash obligation is payable over a maximum 20 year period; management has not determined the actual period over which the payments will be made.

Postretirement benefits

Multiemployer postretirement benefit plans provide health care and other welfare benefits to active and retired employees who have met certain age and service requirements. Contributions to multiemployer postretirement benefit plans were (in millions): 2012 – $13; 2011 – $14; 2010 – $14.

NOTE 11

INCOME TAXES

The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2012	2011	2010
Income before income taxes
United States	$1,008	$935	$1,262
Foreign	317	249	528
	1,325	1,184	1,790
Income taxes
Currently payable
Federal	383	285	97
State	34	26	10
Foreign	105	108	129
	522	419	236
Deferred
Federal	(129)	(57)	235
State	8	3	26
Foreign	(38)	(45)	13
	(159)	(99)	274
Total income taxes	$363	$320	$510

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2012	2011	2010
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign rates varying from 35%	(4.4)	(4.9)	(4.4)
State income taxes, net of federal benefit	2.1	1.6	1.4
Cost (benefit) of remitted and unremitted foreign earnings	(1.8)	(1.8)	0.9
Tax audit activity	—	(0.5)	(1.6)
Net change in valuation allowances	0.8	0.9	0.5
Statutory rate changes, deferred tax impact	(0.3)	(0.5)	—
U.S. deduction for qualified production activities	(2.1)	(1.8)	(1.1)
Other	(1.9)	(1.0)	(2.2)
Effective income tax rate	27.4%	27.0%	28.5%

As presented in the preceding table, the Company’s 2012 consolidated effective tax rate was 27.4%, as compared to 27.0% in 2011 and 28.5% in 2010. The 2012 effective income tax rate benefited from the elimination of a tax liability related to certain international earnings now considered indefinitely reinvested.

As of December 29, 2012, the Company had recorded a deferred tax liability of $5 million related to $258 million of earnings. Accumulated foreign earnings of approximately $1.7 billion, primarily in Europe, were considered indefinitely reinvested. Accordingly, deferred income taxes have not been provided on these earnings and it is not practical to estimate the deferred tax impact of those earnings.

The 2011 effective income tax rate benefited from an international legal restructuring reflected in the cost (benefit) of remitted and unremitted foreign earnings. During the third quarter of 2011, the Company recorded a benefit of $7 million from the decrease in the statutory rate in the United Kingdom.

The 2010 effective income tax rate was impacted primarily by the remeasurement of liabilities for uncertain tax positions. Authoritative guidance related to liabilities for uncertain tax positions requires the Company to remeasure its liabilities for uncertain tax positions based on information obtained during the period, including interactions with tax authorities. Based on these interactions with tax authorities in various state and foreign jurisdictions, the Company reduced certain liabilities for uncertain tax positions by $42 million and increased others by $13 million in 2010. The other line item contains the benefit from an immaterial correction of an item related to prior years that was booked in the first quarter of 2010, as well as the U.S. research and development tax credit.

Changes in valuation allowances on deferred tax assets and the corresponding impacts on the effective income tax rate result from management’s assessment of the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards prior to expiration. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2012 and 2011 were $61 million and $41 million, respectively, with related valuation allowances at year-end 2012 and 2011 of $50 and $38 million. Of the total carryforwards at year-end 2012, $3 million expire in 2014, $3 million in 2015 and the remainder expiring thereafter.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2012 and 2011. Deferred tax assets on employee benefits increased in 2012 due to discount rate reductions associated with the Company’s pension and postretirement plans. Additionally, the deferred tax liability for unremitted foreign earnings decreased by $20 million due to foreign earnings considered to be permanently reinvested.

	Deferred tax assets		Deferred tax liabilities
(millions)	2012	2011	2012	2011
U.S. state income taxes	$7	$8	$63	$85
Advertising and promotion-related	23	22	—	—
Wages and payroll taxes	26	29	—	—
Inventory valuation	22	26	—	—
Employee benefits	426	306	—	—
Operating loss and credit carryforwards	61	41	—	—
Hedging transactions	2	3	—	—
Depreciation and asset disposals	—	—	386	365
Capitalized interest	—	—	—	2
Trademarks and other intangibles	—	—	496	477
Deferred compensation	39	39	—	—
Stock options	51	48	—	—
Unremitted foreign earnings	—	—	5	25
Other	90	53	—	—
	747	575	950	954
Less valuation allowance	(59)	(46)	—	—
Total deferred taxes	$688	$529	$950	$954
Net deferred tax asset (liability)	$(262)	$(425)
Classified in balance sheet as:
Other current assets	$159	$149
Other current liabilities	(8)	(7)
Other assets	110	76
Other liabilities	(523)	(643)
Net deferred tax asset (liability)	$(262)	$(425)

The change in valuation allowance reducing deferred tax assets was:

(millions)	2012	2011	2010
Balance at beginning of year	$46	$36	$28
Additions charged to income tax expense	12	12	11
Reductions credited to income tax expense	—	(1)	(2)
Currency translation adjustments	1	(1)	(1)
Balance at end of year	$59	$46	$36

Cash paid for income taxes was (in millions): 2012–$508; 2011–$271; 2010–$409. Income tax benefits realized from stock option exercises and deductibility of other equity-based awards are presented in Note 7.

Uncertain tax positions

The Company is subject to federal income taxes in the U.S. as well as various state, local, and foreign jurisdictions. The Company’s annual provision for U.S. federal income taxes represents approximately 70% of the Company’s consolidated income tax provision. The Company was chosen to participate in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP) beginning with the 2008 tax year. As a result, with limited exceptions, the Company is no longer subject to U.S. federal examinations by the IRS for years prior to 2012. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions. Spanish tax authorities have issued assessments for the 2005 and 2006 tax years related to intercompany activity. The Company has appealed to the Spanish tax court and does not anticipate the resolution will have a material impact to its financial position.

As of December 29, 2012, the Company has classified $21 million of unrecognized tax benefits as a current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the current liability balance expected to be settled within one year, offset by approximately $9 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 29, 2012, December 31, 2011 and January 1, 2011. For the 2012 year, approximately $59 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2012	2011	2010
Balance at beginning of year	$66	$104	$130
Tax positions related to current year:
Additions	8	7	12
Tax positions related to prior years:
Additions	14	8	13
Reductions	(4)	(19)	(42)
Settlements	(1)	(27)	(6)
Lapses in statutes of limitation	(3)	(7)	(3)
Balance at end of year	$80	$66	$104

For the year ended December 29, 2012, the Company recognized an increase of $4 million of tax-related interest and penalties and had $19 million accrued at year end. For the year ended December 31, 2011, the Company recognized a decrease of $3 million of tax-related interest and penalties and had approximately $16 million accrued at December 31, 2011. For the year ended January 1, 2011, the Company recognized an increase of $2 million of tax-related interest and penalties and had approximately $26 million accrued at January 1, 2011.

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

Total notional amounts of the Company’s derivative instruments as of December 29, 2012 and December 31, 2011 were as follows:

(millions)	2012	2011
Foreign currency exchange contracts	$570	$1,265
Interest rate contracts	2,150	600
Commodity contracts	136	175
Total	$2,856	$2,040

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at December 29, 2012 and December 31, 2011, measured on a recurring basis.

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

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of December 29, 2012 or December 31, 2011.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of December 29, 2012 and December 31, 2011:

Derivatives designated as hedging instruments:

	2012			2011
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$4	$4	$—	$11	$11
Interest rate contracts (a):
Other assets	—	64	64	—	23	23
Commodity contracts:
Other current assets	—	—	—	2	—	2
Total assets	$—	$68	$68	$2	$34	$36
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(3)	$(3)	$—	$(18)	$(18)
Commodity contracts:
Other current liabilities	—	(11)	(11)	(4)	(12)	(16)
Other liabilities	—	(27)	(27)	—	(34)	(34)
Total liabilities	$—	$(41)	$(41)	$(4)	$(64)	$(68)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.3 billion as of December 29, 2012 and $626 million as of December 31, 2011:

Derivatives not designated as hedging instruments:

	2012			2011
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Commodity contracts:
Other current assets	$5	$—	$5	$—	$—	$—
Total assets	$5	$—	$5	$—	$—	$—
Liabilities:
Commodity contracts:
Other current liabilities	$(3)	$—	$(3)	$—	$—	$—
Total liabilities	$(3)	$—	$(3)	$—	$—	$—

The effect of derivative instruments on the Consolidated Statement of Income for the years ended December 29, 2012 and December 31, 2011 were as follows:

Derivatives in fair value hedging relationships

	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
(millions)		2012	2011
Foreign currency exchange contracts	OIE	$(1)	$(12)
Interest rate contracts	Interest expense	$5	$(1)
Total		$4	$(13)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income(a)
(millions)	2012	2011		2012	2011		2012	2011
Foreign currency exchange contracts	$—	$—	COGS	$(1)	$(3)	OIE	$—	$(2)
Foreign currency exchange contracts	1	1	SGA expense	2	—	OIE	—	—
Interest rate contracts	—	(15)	Interest expense	4	4	N/A	—	—
Commodity contracts	(6)	(37)	COGS	(19)	1	OIE	—	—
Total	$(5)	$(51)		$(14)	$2		$—	$(2)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in net investment hedging relationships

		Gain (loss) recognized in AOCI
(millions)		2012	2011
Foreign currency exchange contracts		$ 5	$6
Total		$5	$6
Derivatives not designated as hedging instruments
	Location of gain (loss) recognized in income	Gain (loss) recognized in income
(millions)		2012	2011
Foreign currency exchange contracts	OIE	$—	$(1)
Interest rate contracts	Interest expense	$(1)	$(1)
Commodity contracts	COGS	$(10)	$—
Total		$(11)	$(2)

During the next 12 months, the Company expects $6 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at December 29, 2012 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on December 29, 2012 was $25 million. If the credit-risk-related contingent features were triggered as of December 29, 2012, the Company would be required to post collateral of $25 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of December 29, 2012 triggered by credit-risk-related contingent features.

Other fair value measurements

Level 3 assets measured on a nonrecurring basis at December 29, 2012 consisted of long-lived assets.

The Company’s calculation of the fair value of long-lived assets is based on market comparables, market trends and the condition of the assets. Long-lived assets with a carrying amount of $28 million were written down to their fair value of $11 million at December 29, 2012, resulting in an impairment charge of $17 million, which was included in earnings for the period.

The following table presents level 3 assets that were measured at fair value on the Consolidated Balance Sheet on a nonrecurring basis as of December 29, 2012:

(millions)	Fair Value	Total Loss
Description:
Long-lived assets	$11	$(17)
Total	$11	$(17)

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at December 29, 2012:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$756	$755
Long-term debt	6,880	6,082
Total	$7,636	$6,837

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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of $35 million as of December 29, 2012.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. As of December 29, 2012, the Company received $8 million cash collateral from a counterparty, which was reflected as a decrease in other assets on the Consolidated Balance Sheet.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 30% of consolidated trade receivables at December 29, 2012.

Refer to Note 1 for disclosures regarding the Company’s accounting policies for derivative instruments.

NOTE 13

PRODUCT RECALL

During 2012 and 2010, the Company recorded charges in connection with product recalls. The Company recorded estimated customer returns and consumer rebates as a reduction of net sales, costs associated with returned product and the disposal and write-off of inventory as COGS, and other recall costs as SGA expense.

On October 8, 2012, the Company announced a recall of certain packages of Mini-Wheats cereal in the U.S. and Canada due to the possible presence of fragments of flexible metal mesh from a faulty manufacturing part.

On June 25, 2010, the Company announced a recall of select packages of Kellogg’s cereal primarily in the U.S. due to an odor from waxy resins found in the package liner.

The following table presents a summary of charges related to the above recalls for the years ended December 29, 2012, December 31, 2011 and January 1, 2011:

(millions, except per share amount)	2012	2011	2010
Reduction of net sales	$14	$—	$29
COGS	12	—	16
SGA expense	—	—	1
Total	$26	$—	$46
Impact on earnings per diluted share	$(0.05)	$—	$(0.09)

In addition to charges recorded in connection with the 2010 recall, the Company also lost sales of the impacted products that are not included in the table above.

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

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at December 29, 2012. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

NOTE 15

QUARTERLY FINANCIAL DATA (unaudited)

	Net sales		Gross profit
(millions, except per share data)	2012	2011	2012 (a)	2011 (a)
First (b)	$3,440	$3,485	$1,353	$1,448
Second (c)	3,474	3,386	1,439	1,464
Third (d)	3,720	3,312	1,466	1,369
Fourth (e)	3,563	3,015	1,176	871
	$14,197	$13,198	$5,434	$5,152

	Net income attributable to Kellogg Company		Per share amounts
	2012 (a)	2011 (a)	2012 (a)		2011 (a)
			Basic	Diluted	Basic	Diluted
First (b)	$351	$397	$.98	$.98	$1.09	$1.08
Second (c)	324	363	.91	.90	1.00	.99
Third (d)	318	301	.89	.89	.83	.83
Fourth (e)	(32)	(195)	(.09)	(.09)	(.54)	(.54)
	$961	$866

(a)	Amounts differ from previously filed quarterly reports due to adopting new pension and post-retirement benefit plan accounting during the fourth quarter of 2012. Please refer to Note 1 for further details.

(b)	For the quarter ended March 31, 2012, the impact of adopting new pension and post-retirement benefit plan accounting decreased gross profit by $18 million, net income attributable to Kellogg Company by $7 million and basic and diluted earnings per share by $0.02. For the quarter ended April 2, 2011, the impact of adopting new pension and post-retirement benefit plan accounting increased gross profit by $27 million, net income attributable to Kellogg Company by $31 million, basic earnings per share by $0.09 and diluted earnings per share by $0.08.

(c)	For the quarter ended June 30, 2012, the impact of adopting new pension and post-retirement benefit plan accounting increased gross profit by $25 million, net income attributable to Kellogg Company by $23 million, basic earnings per share by $0.07 and diluted earnings per share by $0.06. For the quarter ended July 2, 2011, the impact of adopting new pension and post-retirement benefit plan accounting increased gross profit by $21 million, net income attributable to Kellogg Company by $20 million, basic earnings per share by $0.06 and diluted earnings per share by $0.05.

(d)	For the quarter ended September 29, 2012, the impact of adopting new pension and post-retirement benefit plan accounting increased gross profit by $24 million, net income attributable to Kellogg Company by $22 million, basic earnings per share by $0.06 and diluted earnings per share by $0.07. For the quarter ended October 1, 2011, the impact of adopting new pension and post-retirement benefit plan accounting increased gross profit by $19 million, net income attributable to Kellogg Company by $11 million, basic earnings per share by $0.02 and diluted earnings per share by $0.03.

(e)	For the quarter ended December 31, 2011, the impact of adopting new pension and post-retirement benefit plan accounting decreased gross profit by $363 million, net income attributable to Kellogg Company by $427 million, basic earnings per share by $1.19 and diluted earnings per share by $1.18.

The principal market for trading Kellogg shares is the New York Stock Exchange (NYSE). At year-end 2012, the closing price (on the NYSE) was $55.85 and there were 39,150 shareholders of record.

Dividends paid per share and the quarterly price ranges on the NYSE during the last two years were:

2012 — Quarter	Dividend per share	Stock price
		High	Low
First	$.4300	$53.86	$49.07
Second	.4300	54.20	47.88
Third	.4400	52.15	46.33
Fourth	.4400	57.21	51.27
	$1.7400
2011 — Quarter
First	$.4050	$55.41	$49.99
Second	.4050	57.70	53.45
Third	.4300	56.39	50.38
Fourth	.4300	55.30	48.10
	$1.6700

NOTE 16

REPORTABLE SEGMENTS

Kellogg Company is the world’s leading producer of cereal, second largest producer of cookies and crackers and a leading producer of savory snacks and frozen foods. Additional product offerings include toaster pastries, cereal bars, fruit-flavored snacks and veggie foods. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States and United Kingdom.

The Company has the following reportable segments: U.S. Morning Foods and Kashi; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. The Company manages its operations through nine operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. The reportable segments are discussed in greater detail below.

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

U.S. Specialty primarily represents the food service and Girl Scouts business. The food service business is mostly non-commercial, serving institutions such as schools and hospitals.

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

As discussed in Note 1, in the fourth quarter of 2012, the Company has elected to modify its allocation of pension and postretirement benefit plan costs to reportable segments for management evaluation and reporting purposes. All amounts have been adjusted to reflect the new policy.

(millions)	2012	2011	2010
Net sales
U.S. Morning Foods & Kashi	$3,707	$3,611	$3,463
U.S. Snacks	3,226	2,883	2,704
U.S. Specialty	1,121	1,008	975
North America Other	1,485	1,371	1,260
Europe	2,527	2,334	2,230
Latin America	1,121	1,049	923
Asia Pacific	1,010	942	842
Consolidated	$14,197	$13,198	$12,397
Operating profit
U.S. Morning Foods & Kashi	$595	$611	$622
U.S. Snacks	469	437	475
U.S. Specialty	241	231	253
North America Other	265	250	222
Europe	261	302	338
Latin America	167	176	153
Asia Pacific	85	104	72
Total Reportable Segments	2,083	2,111	2,135
Corporate	(521)	(684)	(98)
Consolidated	$1,562	$1,427	$2,037
Depreciation and amortization
U.S. Morning Foods & Kashi	$133	$131	$125
U.S. Snacks	122	91	96
U.S. Specialty	5	5	5
North America Other	34	30	31
Europe	66	57	53
Latin America	26	20	17
Asia Pacific	55	27	53
Total Reportable Segments	441	361	380
Corporate	7	8	12
Consolidated	$448	$369	$392

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by Management for the Company’s internationally-based reportable segments as shown below.

(millions)	2012	2011	2010
Interest expense
North America Other	$4	$—	$—
Europe	4	4	1
Latin America	4	6	—
Asia Pacific	4	2	1
Corporate	245	221	246
Consolidated	$261	$233	$248
Income taxes
Europe	$(21)	$31	$16
Latin America	36	49	30
Asia Pacific	9	21	18
Corporate & North America	339	219	446
Consolidated	$363	$320	$510

Management reviews balance sheet information, including total assets, based on geography. For all North American-based operating segments, balance sheet information is reviewed by Management in total and not on an individual operating segment basis.

(millions)	2012	2011	2010
Total assets
North America	$10,602	$9,128	$8,623
Europe	3,014	1,584	1,700
Latin America	861	798	784
Asia Pacific	1,107	529	596
Corporate	3,399	2,317	2,999
Elimination entries	(3,799)	(2,413)	(2,862)
Consolidated	$15,184	$11,943	$11,840
Additions to long-lived assets
North America	$549	$421	$327
Europe	209	61	57
Latin America	40	53	43
Asia Pacific	79	54	45
Corporate	14	5	2
Consolidated	$891	$594	$474

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2012, 20% in 2011, and 21% in 2010, comprised principally of sales within the United States.

Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2012	2011	2010
Net sales
United States	$8,875	$8,239	$7,786
All other countries	5,322	4,959	4,611
Consolidated	$14,197	$13,198	$12,397
Long-lived assets
United States	$2,427	$2,151	$1,993
All other countries	1,355	1,130	1,135
Consolidated	$3,782	$3,281	$3,128

Supplemental product information is provided below for net sales to external customers:

(millions)	2012	2011	2010
Retail channel cereal	$6,652	$6,730	$6,256
Retail channel snacks	5,891	4,949	4,734
Frozen and specialty channels	1,654	1,519	1,407
Consolidated	$14,197	$13,198	$12,397

NOTE 17

SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2012	2011	2010
Research and development expense	$206	$192	$187
Advertising expense	$1,120	$1,138	$1,130

Consolidated Balance Sheet (millions)	2012	2011
Trade receivables	$1,185	$991
Allowance for doubtful accounts	(6)	(8)
Refundable income taxes	68	73
Other receivables	207	132
Accounts receivable, net	$1,454	$1,188
Raw materials and supplies	$300	$247
Finished goods and materials in process	1,065	927
Inventories	$1,365	$1,174
Deferred income taxes	$152	$149
Other prepaid assets	128	98
Other current assets	$280	$247
Land	$117	$104
Buildings	2,084	1,896
Machinery and equipment	5,978	5,444
Capitalized software	279	184
Construction in progress	533	500
Accumulated depreciation	(5,209)	(4,847)
Property, net	$3,782	$3,281
Other intangibles	$2,412	$1,503
Accumulated amortization	(53)	(49)
Other intangibles, net	$2,359	$1,454
Pension	$145	$150
Other	465	366
Other assets	$610	$516
Accrued income taxes	$46	$66
Accrued salaries and wages	266	242
Accrued advertising and promotion	517	410
Other	472	411
Other current liabilities	$1,301	$1,129
Nonpension postretirement benefits	$281	$188
Other	409	404
Other liabilities	$690	$592

Allowance for doubtful accounts (millions)	2012	2011	2010
Balance at beginning of year	$8	$10	$9
Additions charged to expense	1	—	2
Doubtful accounts charged to reserve	(3)	(2)	(1)
Balance at end of year	$6	$8	$10

NOTE 18

SUBSEQUENT EVENTS

In February 2013, the Company issued $250 million of two-year floating-rate U.S. Dollar Notes, and $400 million of ten-year 2.75% U.S. Dollar Notes. The proceeds from these Notes will be used for general corporate purposes, including, together with cash on hand, repayment of the $750 million aggregate principal amount of the Company’s 4.25% U.S. Dollar Notes due March 2013. The floating-rate notes bear interest equal to three-month LIBOR plus 23 basis points, subject to quarterly reset. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

Venezuela was designated as a highly inflationary economy as of the beginning of the Company’s 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. Beginning January 1, 2011, the Company began using the Transaction System for Foreign Currency Denominated Securities (SITME) rate to translate the Venezuelan subsidiary’s financial statements to U.S. dollars. In February 2013, the Venezuelan government announced a 46.5% devaluation of the official exchange rate. Additionally, the SITME was eliminated. Accordingly, in 2013 the Company will begin using the official exchange rate to translate the Company’s Venezuelan subsidiary’s financial statements to U.S. dollars. On a consolidated basis, Venezuela represents less than 2% of the Company’s business.

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

As permitted by SEC guidance, management excluded from its assessment the May 31 acquisition of the Pringles business which accounted for approximately 18% of consolidated total assets and 6% of consolidated net sales as of and for the year ended December 29, 2012.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 29, 2012. The effectiveness of our internal control over financial reporting as of December 29, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

John A. Bryant
President and Chief Executive Officer

Ronald L. Dissinger
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Kellogg Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kellogg Company and its subsidiaries at December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company has elected to change its method of accounting for pension and other nonpension postretirement benefits in 2012. All periods have been retroactively restated for this accounting change.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Pringles from its assessment of internal control over financial reporting as of December 29, 2012 because it was acquired by the Company in a purchase business combination during 2012. We have also excluded Pringles from our audit of internal control over financial reporting. Pringles is a wholly-owned business whose total assets and total revenues represent 18% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2012.

Detroit, Michigan
February 26, 2013

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

As of December 29, 2012, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. We acquired Pringles during the second quarter of 2012, which represented approximately 18% of our total assets as of December 29, 2012. As the acquisition occurred during the second quarter of 2012, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include Pringles. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also attested to, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2012 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) During the first quarter of 2012, we initiated the implementation of an upgrade to our existing enterprise resource planning (ERP) system within North America. This implementation has resulted in the modification of certain business processes and internal controls impacting financial reporting. During the implementation, which is expected to continue into 2014, we have taken the necessary steps to monitor and maintain appropriate internal controls impacting financial reporting. It is anticipated that, upon completion, implementation of this new ERP will enhance internal controls due to increased automation and further integration of related processes.

There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 26, 2013 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.

Identification and Members of Audit Committee; Audit Committee Financial Expert — Refer to the information in the Proxy Statement under the caption “Board and Committee Membership,” which information is incorporated herein by reference.

Executive Officers of the Registrant — Refer to “Executive Officers” under Item 1 of this Report.

For information concerning Section 16(a) of the Securities Exchange Act of 1934—Refer to the information under the caption “Security Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” of the Proxy Statement, which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Refer to the information under the captions “2012 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” “Employment Agreements,” and “Potential Post-Employment Payments” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Refer to the information under the captions “Security Ownership — Five Percent Holders”, “Security Ownership — Officer and Director Stock Ownership” and “Equity Compensation Plan Information” of the Proxy Statement, which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Refer to the information under the captions “Corporate Governance — Director Independence” and “Related Person Transactions” of the Proxy Statement, which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Refer to the information under the captions “Proposal 4 — Ratification of PricewaterhouseCoopers LLP — Fees Paid to Independent Registered Public Accounting Firm” and “Proposal 4 — Ratification of PricewaterhouseCoopers LLP — Preapproval Policies and Procedures” of the Proxy Statement, which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 26, 2013, are included herein in Part II, Item 8.

(a) 1. Consolidated Financial Statements

Consolidated Statement of Income for the years ended December 29, 2012, December 31, 2011 and January 1, 2011.

Consolidated Balance Sheet at December 29, 2012 and December 31, 2011.

Consolidated Statement of Equity for the years ended December 29, 2012, December 31, 2011 and January 1, 2011.

Consolidated Statement of Cash Flows for the years ended December 29, 2012, December 31, 2011 and January 1, 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of February, 2013.

KELLOGG COMPANY

By:	/s/ John A. Bryant
John A. Bryant
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ John A. Bryant John A. Bryant	President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013

/s/ Ronald L. Dissinger Ronald L. Dissinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2013

/s/ Maribeth A. Dangel Maribeth A. Dangel	Vice President and Corporate Controller (Principal Accounting Officer)	February 26, 2013

* James M. Jenness	Chairman of the Board and Director	February 26, 2013

* Benjamin S. Carson Sr.	Director	February 26, 2013

* John T. Dillon	Director	February 26, 2013

* Gordon Gund	Director	February 26, 2013

* Dorothy A. Johnson	Director	February 26, 2013

* Donald R. Knauss	Director	February 26, 2013

* Ann McLaughlin Korologos	Director	February 26, 2013

* Mary A. Laschinger	Director	February 26, 2013

* Rogelio M. Rebolledo	Director	February 26, 2013

* Sterling K. Speirn	Director	February 26, 2013

* John L. Zabriskie	Director	February 26, 2013

* By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-Fact	February 26, 2013

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
2.01	Amended and Restated Transaction Agreement between us and The Procter & Gamble Company, incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K dated May 31, 2012, Commission file number 1-4171.	IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 24, 2009, Commission file number 1-4171.	IBRF
4.01	Indenture dated August 1, 1993, between us and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 33-49875	IBRF
4.02	Indenture and Supplemental Indenture dated March 15 and March 29, 2001, respectively, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 and 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.03	Form of Indenture between Kellogg Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 333-159303.	IBRF
4.04	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.450% Senior Note Due May 30, 2016), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated May 18, 2009, Commission file number 1-4171.	IBRF
4.05	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.150% Senior Note Due 2019), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 16, 2009, Commission file number 1-4171.	IBRF
4.06	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.000% Senior Note Due 2020), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 8, 2010, Commission file number 1-4171.	IBRF
4.07	Four-Year Credit Agreement dated as of March 4, 2011 with 32 lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Capital, as Syndication Agent, BNP Paribas, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Wells Fargo Bank, N.A., as Documentation Agents, J.P. Morgan Securities LLC, Barclays Capital, BNP Paribas Securities Corp., Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 10, 2011, Commission file number 1-4171.	IBRF
4.08	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 3.25% Senior Note Due 2018), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 15, 2011, Commission file number 1-4171.	IBRF
4.09	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 1.875% Senior Note Due 2016), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 17, 2011, Commission file number 1-4171.	IBRF
4.10	Officers’ Certificate of Kellogg Company (with form of 1.125% Senior Note due 2015, 1.750% Senior Note due 2017 and 3.125% Senior Note due 2022), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 17, 2012, Commission file number 1-4171.	IBRF
4.11	Indenture, dated as of May 22, 2012, between Kellogg Canada Inc., Kellogg Company, and BNY Trust Company of Canada and The Bank of New York Mellon Trustee Company, N.A., as trustees, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 22, 2012, commission file number 1-4171.	IBRF
4.12	First Supplemental Indenture, dated as of May 22, 2012, between Kellogg Canada, Inc., Kellogg Company, and BNY Trust Company of Canada and The Bank of New York Mellon Trustee Company, N.A., as trustees incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 22, 2012, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
4.13	Officer’s Certificate of Kellogg Company (with form of Floating Rate Senior Notes due 2015 and 2.750% Senior Notes due 2023), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 14, 2013, Commission file number 1-4171.	IBRF
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.03	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.04	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.08	Amended and Restated Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2003, Commission file number 1-4171.*	IBRF
10.09	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.11	Kellogg Company 2001 Long-Term Incentive Plan, as amended and restated as of February 20, 2003, incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.*	IBRF
10.12	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.13	Kellogg Company Executive Compensation Deferral Plan incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.14	Employment Letter between us and James M. Jenness, incorporated by reference to Exhibit 10.18 to our Annual Report in Form 10-K for the fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.15	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.16	Stock Option Agreement between us and James Jenness, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.17	Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.18	Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.19	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10. to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*	IBRF
10.20	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10. of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.21	Form of Non-Qualified Option Agreement for Senior Executives under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.22	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.23	Form of Non-Qualified Option Agreement for Non-Employee Director under 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.24	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.25	Restricted Stock Grant/Non-Compete Agreement between us and John Bryant, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended April 2, 2005, Commission file number 1-4171 (the “2005 Q1 Form 10-Q”).*	IBRF
10.26	Restricted Stock Grant/Non-Compete Agreement between us and Jeff Montie, incorporated by reference to Exhibit 10.2 of the 2005 Q1 Form 10-Q.*	IBRF
10.27	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.28	Agreement between us and James M. Jenness, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF
10.29	Letter Agreement between us and John A. Bryant, dated July 23, 2007, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 23, 2007, Commission file number 1-4171.*	IBRF
10.30	Agreement between us and James M. Jenness, dated February 22, 2008, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 22, 2008, Commission file number 1-4171.*	IBRF
10.31	Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.32	Amendment to Letter Agreement between us and John A. Bryant, dated December 18, 2008, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.33	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.34	Form of Option Terms and Conditions for SVP Executive Officers under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 20, 2009, Commission file number 1-4171.*	IBRF
10.35	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*	IBRF
10.36	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158825.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.37	2010-2012 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2010, Commission file number 1-4171.*	IBRF
10.38	2011-2013 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.*	IBRF
10.39	Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.	IBRF
10.40	Letter Agreement between us and Gary Pilnick, dated May 20, 2008, incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, commission file number 1-4171.*	IBRF
10.41	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Appendix A of our Board of Directors’ proxy statement for the annual meeting of shareholders held on April 29, 2011.*	IBRF
10.42	2012-2014 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.43	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.44	Form of Restricted Stock Terms and Conditions, incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, commission file number 1-4171.*	IBRF
10.45	Form of Restricted Stock Unit Terms and Conditions.*	E
18.01	Preferability Letter on Change in Accounting Principle.	E
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by John A. Bryant.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Ronald L. Dissinger.	E
32.1	Section 1350 Certification by John A. Bryant.	E
32.2	Section 1350 Certification by Ronald L. Dissinger.	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation LInkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.

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