Form 10-Q
period 2013-03-30
KELLOGG CO
filed 2013-05-07
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

Yes   ☐     No   ☒

Common Stock outstanding as of April 27, 2013 — 367,774,125 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	March 30, 2013 (unaudited)	December 29, 2012 *
Current assets
Cash and cash equivalents	$252	$281
Accounts receivable, net	1,588	1,454
Inventories:
Raw materials and supplies	312	300
Finished goods and materials in process	972	1,065
Deferred income taxes	168	152
Other prepaid assets	170	128

Total current assets	3,462	3,380

Property, net of accumulated depreciation of $5,227 and $5,209	3,745	3,782
Goodwill	5,058	5,053
Other intangibles, net of accumulated amortization of $55 and $53	2,346	2,359
Pension	163	145
Other assets	450	465

Total assets	$15,224	$15,184

Current liabilities
Current maturities of long-term debt	$1	$755
Notes payable	838	1,065
Accounts payable	1,447	1,402
Accrued advertising and promotion	459	517
Accrued income taxes	87	46
Accrued salaries and wages	201	266
Other current liabilities	535	472

Total current liabilities	3,568	4,523

Long-term debt	6,717	6,082
Deferred income taxes	563	523
Pension liability	873	886
Nonpension postretirement benefits	277	281
Other liabilities	384	409

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	583	573
Retained earnings	5,749	5,615
Treasury stock, at cost	(2,709)	(2,943)
Accumulated other comprehensive income (loss)	(947)	(931)

Total Kellogg Company equity	2,781	2,419

Noncontrolling interests	61	61

Total equity	2,842	2,480

Total liabilities and equity	$15,224	$15,184

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended
	March 30,	March 31,
(Results are unaudited)	2013	2012
Net sales	$3,861	$3,440

Cost of goods sold	2,468	2,087
Selling, general and administrative expense	890	826

Operating profit	503	527

Interest expense	60	33
Other income (expense), net	(7)	13

Income before income taxes	436	507
Income taxes	124	156
Earnings (loss) from joint ventures	(1)	—

Net income	$311	$351

Net income (loss) attributable to noncontrolling interests	—	—

Net income attributable to Kellogg Company	$311	$351

Per share amounts:
Basic	$0.86	$0.98
Diluted	$0.85	$0.98

Dividends per share	$0.440	$0.430

Average shares outstanding:
Basic	363	357

Diluted	366	359

Actual shares outstanding at period end	366	357

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions)

	Quarter ended March 30, 2013
	Pre-tax	Tax (expense)	After-tax
(Results are unaudited)	amount	benefit	amount
Net income			$311
Other comprehensive income (loss):
Foreign currency translation adjustments	$(28)	$—	(28)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	11	(3)	8
Reclassification to net income	—	—	—
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	2	—	2
Prior service cost	3	(1)	2

Other comprehensive income (loss)	$(12)	$(4)	$(16)

Comprehensive income			$295

	Quarter ended March 31, 2012
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$351
Other comprehensive income (loss):
Foreign currency translation adjustments	$95	$2	97
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(8)	3	(5)
Reclassification to net income	4	(1)	3
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	1	—	1
Prior service cost	4	(1)	3

Other comprehensive income (loss)	$96	$3	$99

Comprehensive income			$450

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Common stock		Capital in excess of	Retained	Treasury stock		Accumulated other comprehensive	Total Kellogg Company	Non- controlling	Total	Total comprehensive
(unaudited)	shares	amount	par value	earnings	shares	amount	income (loss)	equity	interests	equity	income (loss)
Balance, December 31, 2011	419	$105	$522	$5,305	62	$(3,130)	$(1,006)	$1,796	$2	$1,798
Common stock repurchases					1	(63)		(63)		(63)
Acquisition of noncontrolling interest								—	59	59
Net income				961				961	—	961	$961
Dividends				(622)				(622)		(622)
Other comprehensive income							75	75		75	75
Stock compensation			36					36		36
Stock options exercised and other	1		15	(29)	(5)	250		236		236

Balance, December 29, 2012	420	$105	$573	$5,615	58	$(2,943)	$(931)	$2,419	$61	$2,480	$1,036
Common stock repurchases					1	(44)		(44)		(44)
Net income				311				311		311	311
Dividends				(160)				(160)		(160)
Other comprehensive loss							(16)	(16)		(16)	(16)
Stock compensation			7					7		7
Stock options exercised and other			3	(17)	(5)	278		264		264

Balance, March 30, 2013	420	$105	$583	$5,749	54	$(2,709)	$(947)	$2,781	$61	$2,842	$295

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Quarter ended
	March 30,	March 31,
(unaudited)	2013	2012
Operating activities
Net income	$311	$351
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	113	95
Postretirement benefit plan expense (benefit)	(4)	(5)
Deferred income taxes	11	(54)
Other	5	(1)
Postretirement benefit plan contributions	(31)	(25)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(142)	(168)
Inventories	80	28
Accounts payable	45	1
Accrued income taxes	51	174
Accrued interest expense	49	44
Accrued and prepaid advertising, promotion and trade allowances	(72)	17
Accrued salaries and wages	(65)	(70)
All other current assets and liabilities	(13)	(47)

Net cash provided by (used in) operating activities	338	340

Investing activities
Additions to properties	(102)	(63)
Other	—	6

Net cash provided by (used in) investing activities	(102)	(57)

Financing activities
Net reductions of notes payable	(226)	(178)
Issuances of long-term debt	645	—
Reductions of long-term debt	(749)	—
Net issuances of common stock	265	41
Common stock repurchases	(44)	(63)
Cash dividends	(160)	(153)
Other	9	(2)

Net cash provided by (used in) financing activities	(260)	(355)

Effect of exchange rate changes on cash and cash equivalents	(5)	16

Decrease in cash and cash equivalents	(29)	(56)
Cash and cash equivalents at beginning of period	281	460

Cash and cash equivalents at end of period	$252	$404

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended March 30, 2013 (unaudited)

Note 1 Accounting policies

Basis of presentation

The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2012 Annual Report on Form 10-K.

The condensed balance sheet data at December 29, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended March 30, 2013 are not necessarily indicative of the results to be expected for other interim periods or the full year.

New accounting standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. In February 2013, the Financial Accounting Standards Board (FASB) issued an updated accounting standard that includes a requirement to present reclassification adjustments out of accumulated other comprehensive income by component either on the face of the financial statements or as a separate disclosure in the notes to the financial statements. This updated standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012 and was adopted by the Company on a prospective basis at the beginning of its 2013 fiscal year. Refer to Note 4 for disclosures required under this standard.

Note 2 Goodwill and other intangible assets

On May 31, 2012, the Company completed its acquisition of the Pringles® business (Pringles) from The Procter & Gamble Company (P&G) for $2.695 billion, or $2.683 billion net of cash and cash equivalents, subject to certain purchase price adjustments. Through March 30, 2013, the net purchase price adjustments have resulted in a reduction of the purchase price by approximately $15 million. The purchase price, net of cash and cash equivalents, totals $2.668 billion. The acquisition was accounted for under the purchase method and was financed through a combination of cash on hand and short-term and long-term debt. The assets and liabilities of Pringles are included in the Consolidated Balance Sheet as of March 30, 2013 and the results of the Pringles operations subsequent to the acquisition date are included in the Consolidated Statement of Income.

The purchase price allocation, including the allocation to reportable segments, represents preliminary amounts and are subject to revision when the valuations of fixed assets and intangible assets are finalized, which is expected to occur prior to May 31, 2013.

As part of the Pringles acquisition, we incurred $20 million of integration-related costs in the first quarter of 2013 of which $15 million are recorded in selling, general and administrative (SGA) expense, $4 million are recorded in cost of goods sold (COGS), and $1 million are recorded in net sales.

Pringles contributed net revenues of $370 million and net earnings of $15 million for the first quarter of 2013, including the integration-related costs discussed above. The unaudited pro forma combined historical first quarter results, as if Pringles had been acquired at the beginning of fiscal 2012, are estimated to be:

(millions, except per share data)	Quarter ended March 31, 2012
Net sales	$3,787

Net income	$360
Net income (loss) attributable to noncontrolling interests	—

Net income attributable to Kellogg Company	$360

Net earnings per share	$1.00

The pro forma results include interest expense on the debt issued to finance the acquisition, amortization of the definite lived intangible assets, and depreciation based on estimated fair value and useful lives. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2012, nor are they necessarily indicative of future consolidated results.

Changes in the carrying amount of goodwill for the quarter ended March 30, 2013, are presented in the following table.

Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 29, 2012	$122	$3,905	$13	$220	$520	$107	$166	$5,053
Additions	—	11	—	—	—	—	—	11
Currency translation adjustment	—	—	—	—	(10)	1	3	(6)
March 30, 2013	$122	$3,916	$13	$220	$510	$108	$169	$5,058

Intangible assets subject to amortization

(millions)

Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 29, 2012	$28	$70	$—	$5	$43	$7	$10	$163
Currency translation adjustment	—	—	—	—	(1)	—	—	(1)

March 30, 2013	$28	$70	$—	$5	$42	$7	$10	$162

Accumulated Amortization
December 29, 2012	$28	$12	$—	$3	$3	$7	$—	$53
Amortization	—	1	—	—	1	—	—	2

March 30, 2013	$28	$13	$—	$3	$4	$7	$—	$55

Intangible assets subject to amortization, net
December 29, 2012	$—	$58	$—	$2	$40	$—	$10	$110
Currency translation adjustment	—	—	—	—	(1)	—	—	(1)
Amortization	—	(1)	—	—	(1)	—	—	(2)
March 30, 2013	$—	$57	$—	$2	$38	$—	$10	$107

For intangible assets in the preceding table, amortization was $2 million for the current quarter ended March 30, 2013, compared to less than $1 million for the prior quarter ended March 31, 2012. The currently estimated aggregate annual amortization expense for full-year 2013 and each of the four succeeding fiscal years is approximately $7 million.

Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 29, 2012	$63	$1,625	$—	$95	$466	$—	$—	$2,249
Currency translation adjustment	—	—	—	—	(10)	—	—	(10)

March 30, 2013	$63	$1,625	$—	$95	$456	$—	$—	$2,239

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

Costs summary

During the quarter ended March 30, 2013, the Company recorded $9 million of exit costs related to two ongoing programs which we expect will result in COGS and SGA expense savings. The costs included $4 million for severance, $4 million of asset write-offs and $1 million of other cash costs including relocation of assets and employees. The costs impacted reportable segments, as follows (in millions): U.S. Morning Foods $2; U.S. Snacks $1; and Asia Pacific $6. During the quarter ended March 31, 2012, the Company recorded less than $1 million of costs associated with exit or disposal activities. At March 30, 2013, exit cost reserves were $1 million, related to severance payments which will be made during 2013. Based on forecasted exchange rates, the Company currently expects to incur an additional $4 million in exit costs for these programs in 2013.

For programs that are active as of March 30, 2013, total program costs incurred to date were $29 million and include $7 million for severance, $1 million for other cash costs including relocation of assets and employees, and $21 million for asset write-offs. The costs impacted reportable segments as follows (in millions): Asia Pacific $23; U.S. Morning Foods $3; and U.S. Snacks $3.

Refer to the footnotes within the Company’s 2012 Annual Report on Form 10-K for further information on these initiatives.

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. The total number of anti-dilutive potential common shares excluded from the reconciliation were 3 million and 12 million for the quarters ended March 30, 2013 and March 31, 2012, respectively.

Quarters ended March 30, 2013 and March 31, 2012:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2013
Basic	$311	363	$0.86
Dilutive potential common shares		3	(0.01)
Diluted	$311	366	$0.85

2012
Basic	$351	357	$0.98
Dilutive potential common shares		2	—

Diluted	$351	359	$0.98

In December 2012, the Company’s board of directors approved a $300 million share repurchase program for 2013, which was superseded in April 2013 by an authorization to repurchase shares up to $1 billion through April 2014. During the quarter ended March 30, 2013, the Company repurchased approximately 0.7 million shares of common stock for a total of $44 million. During the quarter ended March 31, 2012, the Company repurchased approximately 1.3 million shares of common stock for a total of $63 million.

Comprehensive income

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience losses and prior service cost related to employee benefit plans.

	Quarter ended March 30, 2013
(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount
Net income			$311
Other comprehensive income (loss):
Foreign currency translation adjustments	$(28)	$—	(28)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	11	(3)	8
Reclassification to net earnings	—	—	—
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	2	—	2
Prior service cost	3	(1)	2

Other comprehensive income (loss)	$(12)	$(4)	(16)

Comprehensive income			$295

Reclassifications out of AOCI for the quarter ended March 30, 2013 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI	Affected Line Item in the Statement where Net Income is Presented
Gains and losses on cash flow hedges:
Foreign currency exchange contracts	$2	COGS
Interest rate contracts	1	Interest expense
Commodity contracts	(3)	COGS

	$—	Total before tax
	—	Tax (expense) benefit

	$—	Net of tax

Amortization of postretirement and postemployment benefits:
Net experience loss	$2	See Note 7 for further details
Prior service cost	3	See Note 7 for further details

	$5	Total before tax
	(1)	Tax (expense) benefit

	$4	Net of tax

Total reclassifications for the quarter	$4	Net of tax

Accumulated other comprehensive income (loss) as of March 30, 2013 and December 29, 2012 consisted of the following:

	March 30,	December 29,
(millions)	2013	2012
Foreign currency translation adjustments	$ (845)	$ (817)
Cash flow hedges — unrealized net gain (loss)	5	(3)
Postretirement and postemployment benefits:
Net experience loss	(27)	(29)
Prior service cost	(80)	(82)

Total accumulated other comprehensive income (loss)	$ (947)	$ (931)

Note 5 Debt

The following table presents the components of notes payable at March 30, 2013 and December 29, 2012:

	March 30, 2013		December 29, 2012
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$534	0.26%	$853	0.26%
Europe commercial paper	253	0.15	159	0.18
Bank borrowings	51		53

Total	$838		$1,065

In the first quarter of 2013, the Company terminated interest rate swaps with notional amounts totaling $250 million, which were designated as fair value hedges of its 3.25% fixed rate U.S. Dollar Notes due 2018. The interest rate swaps effectively converted the interest rate on the Notes from fixed to variable and the unrealized gain upon termination of $12 million will be amortized to interest expense over the remaining term of the notes.

In February 2013, the Company issued $250 million of floating rate U.S. Dollar Notes bearing interest at LIBOR plus 0.23% due February 2015 and $400 million of ten-year 2.75% U.S. Dollar Notes, resulting in aggregate net proceeds after debt discount and commissions of $645 million. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand, the repayment of $749 million aggregate principal amount of the Company’s 4.25% U.S. Dollar Notes that matured on March 6, 2013. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

In March 2013, the Company entered into interest rate swaps with notional amounts totaling $650 million, which effectively converted a portion of the associated U.S. Dollar Notes from fixed rate to floating rate obligations. The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of March 30, 2013 were as follows: 1) seven-year 4.45% U.S. Dollar Notes due 2016 – 3.27%; 2) five-year 1.875% U.S. Dollar Notes due 2016 – 1.17%; 3) ten-year 4.15% U.S. Dollar Notes due 2019 – 2.76%; 4) five-year 1.75% U.S. Dollar Notes due 2017 – 1.51% 5) ten-year 4.00% U.S. Dollar Notes due 2020 – 2.88%. These derivative instruments were designated as fair value hedges.

Note 6 Stock compensation

The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, and to a lesser extent, executive performance shares, restricted stock units and restricted stock grants. The Company also sponsors a discounted stock purchase plan in the United States and matching-grant programs in several international locations. Additionally, the Company awards restricted stock to its outside directors. The interim information below should be read in conjunction with the disclosures included within the stock compensation footnote of the Company’s 2012 Annual Report on
Form 10-K.

The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended
(millions)	March 30, 2013	March 31, 2012
Pre-tax compensation expense	$9	$12
Related income tax benefit	$3	$ 4

As of March 30, 2013, total stock-based compensation cost related to non-vested awards not yet recognized was $75 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the quarters ended March 30, 2013 and March 31, 2012, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2012 Annual Report on Form 10-K.

Quarter ended March 30, 2013:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director stock options	Shares	exercise	contractual	value
	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	25	$50
Granted	6	60
Exercised	(5)	47
Forfeitures and expirations	—	—

Outstanding, end of period	26	$53	7.5	$271

Exercisable, end of period	13	$50	5.9	$187

Quarter ended March 31, 2012:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director stock options	Shares	exercise	contractual	value
	(millions)	price	term (yrs.)	(millions)
Outstanding, beginning of period	24	$48
Granted	6	53
Exercised	(1)	42
Forfeitures and expirations	(1)	53

Outstanding, end of period	28	$49	6.9	$123

Exercisable, end of period	18	$47	5.5	$115

The weighted-average fair value of options granted was $5.92 per share and $5.23 per share for the quarters ended March 30, 2013 and March 31, 2012, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the quarter ended March 30, 2013:	15%	7.44	1.49%	2.90%
Grants within the quarter ended March 31, 2012:	16%	7.53	1.60%	3.30%

The total intrinsic value of options exercised was $58 million and $8 million for the quarters ended March 30, 2013 and March 31, 2012, respectively.

Performance shares

In the first quarter of 2013, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2013 target grant currently corresponds to approximately 244,000 shares, with a grant-date fair value of $54 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at March 30, 2013, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	March 30, 2013
2011 Award	$17
2012 Award	$29
2013 Award	$31

The 2010 performance share award, payable in stock, was settled at 40% of target in February 2013 for a total dollar equivalent of $4 million.

Note 7 Employee benefits

The Company sponsors a number of U.S. and foreign pension, other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K. During the fourth quarter of 2012 the Company changed its policy for recognizing expense for its pension and postretirement benefit plans. Components of Company plan benefit expense for the periods presented are included in the tables below. All amounts have been adjusted to reflect the new policy.

Pension

	Quarter ended
(millions)	March 30, 2013	March 31, 2012
Service cost	$ 34	$ 28
Interest cost	50	51
Expected return on plan assets	(90)	(86)
Amortization of unrecognized prior service cost	4	4

Total pension expense	$ (2)	$ (3)

Other nonpension postretirement

	Quarter ended
(millions)	March 30, 2013	March 31, 2012
Service cost	$ 9	$ 6
Interest cost	12	13
Expected return on plan assets	(22)	(21)
Amortization of unrecognized prior service cost (credit)	(1)	—

Total postretirement benefit expense	$ (2)	$ (2)

Postemployment

	Quarter ended
(millions)	March 30, 2013	March 31, 2012
Service cost	$ 2	$ 2
Interest cost	1	1
Recognized net loss	2	1

Total postemployment benefit expense	$ 5	$ 4

Company contributions to employee benefit plans are summarized as follows:

		Nonpension
(millions)	Pension	postretirement	Total
Quarter ended:
March 30, 2013	$27	$4	$31
March 31, 2012	$21	$4	$25

Full year:
Fiscal year 2013 (projected)	$45	$17	$62
Fiscal year 2012 (actual)	$38	$13	$51

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 8 Income taxes

The consolidated effective tax rate for the quarter ended March 30, 2013 of 28% was lower than the prior year’s rate of 31%. The effective rate for the first quarter of 2013 benefited from research and development related tax legislation.

As of March 30, 2013, the Company classified $15 million related to uncertain tax positions as a net current liability, representing several income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance, expected to be settled within one year, offset by $9 million of projected additions. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended March 30, 2013; $59 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 29, 2012	$80
Tax positions related to current year:
Additions	2
Reductions	—
Tax positions related to prior years:
Additions	5
Reductions	(1)
Settlements	(5)
March 30, 2013	$81

For the current quarter, the Company recognized an increase of $1 million of tax-related interest and penalties and a settlement that decreased tax-related interest and penalties by $4 million, resulting in an accrual of $17 million at March 30, 2013.

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

Total notional amounts of the Company’s derivative instruments as of March 30, 2013 and December 29, 2012 were as follows:

	March 30,	December 29,
(millions)	2013	2012
Foreign currency exchange contracts	$ 583	$ 570
Interest rate contracts	2,550	2,150
Commodity contracts	362	320

Total	$3,495	$ 3,040

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at March 30, 2013 and December 29, 2012, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of March 30, 2013 or December 29, 2012.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of March 30, 2013 and December 29, 2012:

Derivatives designated as hedging instruments

	March 30, 2013			December 29, 2012
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$ 13	$ 13	$—	$ 4	$ 4
Interest rate contracts (a):
Other assets	—	48	48	—	64	64

Total assets	$—	$ 61	$ 61	$—	$ 68	$ 68

Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$ (5)	$ (5)	$—	$ (3)	$(3)
Commodity contracts:
Other current liabilities	—	(9)	(9)	—	(11)	(11)
Other liabilities	—	(25)	(25)	—	(27)	(27)

Total liabilities	$—	$(39)	$(39)	$—	$(41)	$(41)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.8 billion as of March 30, 2013 and $2.3 billion as of December 29, 2012.

Derivatives not designated as hedging instruments

	March 30, 2013			December 29, 2012
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Commodity contracts:
Other prepaid assets	$ 1	$—	$ 1	$ 5	$—	$ 5

Total assets	$ 1	$—	$ 1	$ 5	$—	$ 5

Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$ —	$ (1)	$ (1)	$—	$—	$ —
Commodity contracts:
Other current liabilities	(16)	—	(16)	(3)	—	(3)

Total liabilities	$ (16)	$ (1)	$(17)	$ (3)	$—	$ (3)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended March 30, 2013 and March 31, 2012 was as follows:

Derivatives in fair value hedging relationships

	Location of gain (loss)	Gain (loss)
(millions)	recognized in income	recognized in income (a)
		Mar. 30,	Mar. 31,
		2013	2012
Foreign currency exchange contracts	Other income (expense), net	$3	$15
Interest rate contracts	Interest expense	1	1

Total		$4	$16

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

	Gain (loss)		Location of gain (loss)	Gain (loss)			Gain (loss)
	recognized in		reclassified from	reclassified from		Location of gain(loss)	recognized in
(millions)	AOCI		AOCI	AOCI into income		recognized in income (a)	income (a)
	Mar. 30,	Mar. 31,		Mar. 30,	Mar. 31,		Mar. 30,	Mar. 31,
	2013	2012		2013	2012		2013	2012
Foreign currency exchange contracts	$9	$(2)	COGS	$2	$—	Other income (expense), net	$—	$—
Foreign currency exchange contracts	1	—	SGA expense	—	—	Other income (expense), net	—	—
Interest rate contracts	—	—	Interest expense	1	1	N/A	—	—
Commodity contracts	1	(6)	COGS	(3)	(5)	Other income (expense), net	—	—

Total	$11	$(8)		$—	$(4)		$—	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in net investment hedging relationships

	Gain (loss)
	recognized in
(millions)	AOCI
	Mar. 30,	Mar. 31,
	2013	2012
Foreign currency exchange contracts	$—	$(6)
Total	$—	$(6)

Derivatives not designated as hedging instruments

	Location of gain (loss)	Gain (loss)
(millions)	recognized in income	recognized in income
		Mar. 30,	Mar. 31,
		2013	2012
Interest rate contracts	Interest expense	$—	$26
Commodity contracts	COGS	(16)	—

Total		$(16)	$26

During the next 12 months, the Company expects $2 million of net deferred gains reported in AOCI at March 30, 2013 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Ba1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on March 30, 2013 was $19 million. If the credit-risk-related contingent features were triggered as of March 30, 2013, the Company would be required to post collateral of $19 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of March 30, 2013 triggered by credit-risk-related contingent features.

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at March 30, 2013:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$1	$1
Long-term debt	7,449	6,717

Total	$7,450	$6,718

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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of $38 million as of March 30, 2013.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. There were no collateral balance requirements at March 30, 2013.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 25% of consolidated trade receivables at March 30, 2013.

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

The Company currently manages its operations through eight operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. Beginning in the first quarter of 2013, the Kashi operating segment, which was formerly aggregated with the U.S. Morning Foods operating segment and reported as U.S. Morning Foods and Kashi, was eliminated due to a reorganization of the business. Kashi operating segment results of prior periods were recast between U.S. Morning Foods and U.S. Snacks to conform to the current presentation. The reportable segments are discussed in greater detail below.

The U.S. Morning Foods operating segment includes cereal, toaster pastries, health and wellness bars, and beverages generally marketed under the Kellogg’s name.

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

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Intercompany transactions between operating segments were insignificant in all periods presented. Segment operating profit excludes unrealized gains and losses on certain commodity hedging activities, certain components of our postemployment benefit plans, and general corporate expenses. Once realized, the gains and losses on certain commodity hedging activities are recognized within the segment results in the same period in which the underlying transaction being economically hedged is included in earnings. We exclude certain components of our postemployment benefit plans from segment operating profit because we centrally manage postemployment benefit plan funding decisions as well as the determination of discount rate, expected rate of return on plan assets and other actuarial assumptions. We also manage market-based impacts to these benefit plans centrally. Therefore we allocate only the service cost and amortization of prior service cost components of our pension and nonpension postretirement plan expense to segment operating profit.

	Quarter ended
(millions)	March 30, 2013	March 31, 2012
Net sales
U.S. Morning Foods	$911	$897
U.S. Snacks	901	786
U.S. Specialty	379	348
North America Other	403	368
Europe	692	538
Latin America	308	270
Asia Pacific	267	233
Consolidated	$3,861	$3,440
Operating profit
U.S. Morning Foods	$163	$153
U.S. Snacks	106	123
U.S. Specialty	78	71
North America Other	75	70
Europe	71	70
Latin America	48	51
Asia Pacific	21	33
Total Reportable Segments	562	571
Corporate	(59)	(44)
Consolidated	$503	$527

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

We manage our operations through eight operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. We report results of operations in the following reportable segments: U.S. Morning Foods; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific.

We manage our Company for sustainable performance defined by our long-term annual growth targets. These targets are 3 to 4% for internal net sales, mid-single-digit (4 to 6%) for underlying internal operating profit, and high-single-digit (7 to 9%) for currency-neutral underlying diluted net earnings per share.

Internal net sales and internal operating profit growth of our reportable segments exclude the impact of foreign currency translation and, if applicable, acquisitions, dispositions and integration costs associated with the acquisition of the Pringles® business (Pringles). In addition to these items, internal operating profit growth also includes the benefit of allocating a portion of costs related to our support functions that are now being leveraged to provide support to the Pringles business.

Comparability of certain financial measures is impacted significantly by the mark-to-market adjustments that are recorded for pensions and commodity derivative contracts. To provide increased transparency and assist in understanding our underlying operating performance we use non-GAAP financial measures within the MD&A that exclude the impact of mark-to-market adjustments. These non-GAAP financial measures include underlying gross margin, underlying gross profit, underlying SGA%, underlying operating margin, underlying operating profit, underlying internal operating profit growth, underlying income taxes, underlying net income attributable to Kellogg Company, underlying basic earnings per share (EPS), underlying diluted EPS, and underlying diluted EPS growth. Underlying internal operating profit growth excludes the impact of foreign currency translation, mark-to-market adjustments, and, if applicable, acquisitions, dispositions, and integration costs associated with the acquisition of the Pringles business.

For the quarter ended March 30, 2013, our reported net sales, which includes the impact of the operating results of the Pringles business and integration costs related to the acquisition of Pringles, increased by 12% and internal net sales increased by 2%. We experienced growth for the quarter in each of our geographic regions: North America, Europe, Latin America and Asia Pacific. Operating environments in Europe continued to be difficult, although we are seeing continued improvement in sales trends for the segment with year-over-year sales growth in our two largest markets, the UK and France. Reported operating profit, which includes the impact of mark-to-market accounting, the operating results of the Pringles business, and integration costs related to the acquisition of Pringles, declined by 4%. Underlying internal operating profit declined by 6% due to increased cost pressures, soft internal net sales performance in U.S. Snacks, and the impact of charges related to the closure of a plant in Australia.

During the current quarter, the Venezuelan government announced a 46.5% devaluation of the official exchange rate. As a result of this devaluation, we have realized an unfavorable impact to EPS of $.03. Including this impact, diluted EPS for the quarter of $.85 was down 13% compared to the prior year EPS of $.98. Underlying EPS of $.95 was down 12% compared to prior year EPS of $1.08, in line with our expectations.

Reconciliation of certain non-GAAP Financial Measures

		Quarter ended

	Consolidated results (dollars in millions, except per share data)	March 30, 2013	March 31, 2012

Net sales		$3,861	$3,440
Net sales growth:	As reported	12.2%	(1.3)%
	Acquisitions (a)	11.0	—
	Dispositions (b)	(0.1)	(0.3)
	Integration impact (c)	(0.1)	—
	Foreign currency impact	(0.8)	(0.9)

	Internal (d)	2.2%	(0.1)%

	Reported operating profit	$503	$527
	Mark-to-market (e)	(54)	(50)

	Underlying operating profit (f)	$557	$577

	Operating profit growth:
	As reported	(4.5)%	(14.4)%
	Acquisitions (a)	7.9	—
	Dispositions (b)	(0.3)	0.4
	Integration impact (c)	(3.8)	—
	Foreign currency impact	(1.4)	(0.6)

	Internal operating profit growth (d)	(6.9)%	(14.2)%
	Mark-to-market (e)	(1.1)%	(9.1)%

	Underlying internal (f)	(5.8)%	(5.1)%

	Reported income taxes	$124	$156
	Mark-to-market (e)	(17)	(15)

	Underlying income taxes (f)	$141	$171

	Reported net income attributable to Kellogg Company	$311	$351
	Mark-to-market (e)	(37)	(35)

	Underlying net income attributable to Kellogg Company (f)	$348	$386

	Reported basic EPS	$0.86	$0.98
	Mark-to-market (e)	(0.10)	(0.10)

	Underlying basic EPS (f)	$0.96	$1.08
	Underlying basic EPS growth (f)	(11.1)%	— %

	Reported diluted EPS	$0.85	$0.98
	Mark-to-market (e)	(0.10)	(0.10)

	Underlying diluted EPS (f)	$0.95	$1.08
	Underlying diluted EPS growth (f)	(12.0)%	0.9%

(a)	Impact of results for the quarter ended March 30, 2013 from the acquisition of Pringles.
(b)	Impact of results for the quarter ended March 30, 2013 and March 31, 2012 from the divestiture of Navigable Foods.
(c)	Quarter ended March 30, 2013 includes integration costs associated with the Pringles acquisition.
(d)	Internal net sales and operating profit growth for 2013 excludes the impact of acquisitions, divestitures, integration costs, and currency. Internal net sales and operating profit growth for 2012 excludes the impact of divestitures and currency. Internal net sales and operating profit growth are a non-GAAP financial measure further discussed and reconciled to the directly comparable measure in accordance with U.S. GAAP in the net sales and operating profit section.

(e)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2012, asset returns exceeded expectations but discount rates fell almost 100 basis points for pension plans resulting in a net loss. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. This amount has been recorded in earnings in the current quarter. In 2011, asset returns were lower than expected and discount rates declined. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.

(f)	Underlying operating profit, underlying internal operating profit growth, underlying income taxes, underlying net income attributable to Kellogg Company, underlying basic EPS, underlying basic EPS growth, underlying diluted EPS, and underlying diluted EPS growth are non-GAAP measures that exclude the impact of mark-to-market adjustments for pension plans and commodity contracts. Underlying internal operating profit growth excludes the impact of foreign currency translation, mark-to-market adjustments, and, if applicable, acquisitions, dispositions, and transaction and integration costs associated with the acquisition of Pringles. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance. These non-GAAP measures are reconciled to the directly comparable measures in accordance with U.S. GAAP within this table.

Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the first quarter of 2013 versus 2012:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific
2013 net sales	$911	$901	$379	$403	$692	$308	$267

2012 net sales	$897	$786	$348	$368	$538	$270	$233

% change— 2013 vs. 2012:
Internal business (a)	1.6%	(1.7)%	3.4%	7.4%	2.6%	7.4%	.3%
Acquisitions (b)	—%	16.3%	5.3%	3.2%	27.3%	8.6%	20.8%
Dispositions (c)	—%	—%	—%	—%	—%	—%	(1.7)%
Integration (d)	—%	—%	—%	(.2)%	—%	—%	(.4)%
Foreign currency impact	—%	—%	—%	(.6)%	(1.2)%	(2.3)%	(4.3)%
Total change	1.6%	14.6%	8.7%	9.8%	28.7%	13.7%	14.7%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific
2013 operating profit	$163	$106	$78	$75	$71	$48	$21

2012 operating profit	$153	$123	$71	$70	$70	$51	$33

% change—2013 vs. 2012:
Internal business (a)	5.9%	(25.6)%	6.4%	4.5%	.1%	(5.6)%	(30.6)%
Acquisitions (b)	—%	15.3%	4.6%	3.9%	14.2%	6.2%	15.2%
Dispositions (c)	—%	—%	—%	—%	—%	—%	(4.7)%
Integration (d)	—%	(3.0)%	—%	(1.2)%	(11.1)%	(.3)%	(14.2)%
Foreign currency impact	—%	—%	—%	(.7)%	(2.0)%	(7.6)%	(1.7)%

Total change	5.9%	(13.3)%	11.0%	6.5%	1.2%	(7.3)%	(36.0)%

(a)	Internal net sales and operating profit growth for 2013 exclude the impact of acquisitions, divestitures, integration costs and the impact of currency. Internal net sales and operating profit growth are non-GAAP financial measures which are reconciled to the directly comparable measures in accordance with U.S. GAAP within these tables.
(b)	Impact of results for the quarter ended March 30, 2013 from the acquisition of Pringles.
(c)	Impact of results for the quarter ended March 30, 2013 from the divestiture of Navigable Foods.
(d)	Includes impact of integration costs associated with the Pringles acquisition.

Internal net sales for U.S. Morning Foods increased 2% as a result of increased volume and flat pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages. Cereal category growth has been slightly lower than anticipated. Despite this category performance, Special K®, Mini-Wheats®, and Frosted Flakes® all posted increased consumption and share gains during the quarter. Toaster pastries internal net sales increased behind solid consumption growth and share gains. Beverages internal net sales increased due to solid results from innovations and expanded distribution.

Internal net sales in U.S. Snacks declined 2% as a result of unfavorable pricing/mix and decreased volume. This segment consists of cookies, crackers, cereal bars, fruit-flavored snacks, and Pringles. The sales performance was the result of growth in bars behind Special K Pastry Crisps® and Nutri-grain Fruit Crunch® innovations being more than offset by declines in sales across the crackers and cookies categories due to strong growth comparisons from the prior year and timing of current-year innovations and promotions.

Internal net sales in U.S. Specialty increased by 3% as a result of favorable pricing/mix and increased volume. Sales growth was due to continued strong innovation.

Internal net sales in North America Other (U.S. Frozen and Canada) increased by 7% due to favorable pricing/mix and increased volume. Sales growth was driven by strong U.S. Frozen business growth resulting from increased brand-building support behind innovation activity and distribution gains. Sales in the Canada business were up slightly as a result of innovation activity partially offset by competitive pressures.

Europe’s internal net sales increased 3% as a result of improved volume and pricing/mix. During the quarter, we grew sales in the UK (volume and pricing/mix) and France (volume partially offset by pricing/mix), our two largest markets. These favorable results were offset by declines in Southern Europe due to the continued difficult operating environment. Latin America’s internal net sales growth was 7% due to improved pricing/mix, and flat volume across most markets. Internal net sales in Asia Pacific was flat as a result of increased volume which was offset by unfavorable pricing/mix. Underlying consumption growth in Latin America and Asia Pacific exceeded our reported sales results due to timing/shifts in trade inventory.

Internal operating profit in U.S. Morning Foods improved by 6% due to sales growth and favorable timing of overhead and brand-building investments. U.S. Snacks was unfavorable 26% due to reduced sales and the impact of inflation. U.S. Specialty improved by 6% as a result of sales growth and favorable input costs. North America Other improved by 5% as a result of sales growth which was partially offset by the impact of inflation and investments in supply chain to launch innovation. Europe was flat due to sales growth and favorable timing of brand-building investment being offset by the impact of inflation. Latin America declined by 6% due to sales growth being offset by the impact of inflation and unfavorable timing of overhead and brand-building investments. Asia Pacific declined by 31% primarily due to charges related to the closure of a plant in Australia.

Corporate expense	Quarter ended
	March 30,	March 31,
(dollars in millions)	2013	2012
Operating profit	$(59)	$(44)

Corporate expense is primarily the result of mark-to-market adjustments for our pension plans and commodity contracts. These adjustments were ($54) and ($50) in the first quarter of 2013 and 2012 respectively. The variance in corporate expense for the quarter is primarily due to Pringles integration and overhead costs that were not recognized in the prior year as a result of our May 31, 2012 acquisition. The remaining variance primarily consists of unfavorable timing of overhead investments.

Margin performance

Margin performance for the first quarter of 2013 versus 2012 is as follows:

	2013	2012	Change vs. prior year (pts.)
Reported gross margin (a)	36.1%	39.3%	(3.2)
Mark-to-market (COGS) (b)	(1.4)%	(1.5)%	.1
Underlying gross margin (c)	37.5%	40.8%	(3.3)

Reported SGA%	(23.1)%	(24.0)%	.9
Mark-to-market (SGA) (b)	—%	—%	—
Underlying SGA% (c)	(23.1)%	(24.0)%	.9

Reported operating margin	13.0%	15.3%	(2.3)
Mark-to-market (b)	(1.4)%	(1.5)%	.1
Underlying operating margin (c)	14.4%	16.8%	(2.4)

(a)	Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.
(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2012, asset returns exceeded expectations but discount rates fell almost 100 basis points for pension plans resulting in a net loss. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. This amount has been recorded in earnings in the current quarter. In 2011, asset returns were lower than expected and discount rates declined. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(c)	Underlying gross margin, underlying SGA%, and underlying operating margin are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance.

Underlying gross margin, which excludes the impact of mark-to-market adjustments, declined by 330 basis points due to the impact of inflation, net of cost savings, and the lower margin structure of the Pringles business. Underlying SG&A%, which excludes the impact of mark-to-market adjustments, improved by 90 basis points as a result of favorable overhead leverage and synergies resulting from the Pringles acquisition, as well as timing of brand-building investment that increased at a rate lower than sales growth. This favorability was partially offset by integration costs related to the Pringles acquisition.

Our underlying gross profit, underlying SG&A, and underlying operating profit measures are reconciled to the most comparable GAAP measure as follows:

(dollars in millions)	2013	2012
Reported gross profit (a)	$1,393	$1,353
Mark-to-market (COGS) (b)	(54)	(50)
Underlying gross profit (c)	$1,447	$1,403

Reported SGA	$890	$826
Mark-to-market (SGA) (b)	—	—
Underlying SGA (c)	$890	$826

Reported operating profit	$503	$527
Mark-to-market (b)	(54)	(50)
Underlying operating profit (c)	$557	$577

(a)	Gross profit is equal to net sales less cost of goods sold.
(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2012, asset returns exceeded expectations but discount rates fell almost 100 basis points for pension plans resulting in a net loss. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. This amount has been recorded in earnings in the current quarter. In 2011, asset returns were lower than expected and discount rates declined. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(c)	Underlying gross profit, underlying SGA, and underlying operating profit are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance.

For the full year, we expect underlying gross margin to remain under pressure and decline approximately 50 basis points compared to 2012 including the full-year impact of Pringles.

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

Interest expense

For the quarter ended March 30, 2013, interest expense was $60 million as compared to $33 million for the quarter ended March 31, 2012. Current quarter interest expense was higher than the prior year due to a $26 million pre-tax gain recognized during the first quarter of 2012 on interest rate derivatives associated with the acquisition of Pringles.

For the full year 2013, we expect gross interest expense to be approximately $230-240 million, compared to 2012’s full year interest expense of $261 million.

Income taxes

The consolidated effective income tax rate was 28% for the quarter ended March 30, 2013, as compared to 31% for the comparable quarter of 2012. Refer to Note 8 of the Consolidated Financial Statements for further discussion.

For the full year 2013, we currently expect the consolidated effective income tax rate to be approximately 30%. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory rates. Additionally, the rate could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

Liquidity and capital resources

Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of our cash flows:

	Quarter ended
	March 30,	March 31,
(millions)	2013	2012
Net cash provided by (used in):
Operating activities	$338	$340
Investing activities	(102)	(57)
Financing activities	(260)	(355)
Effect of exchange rates on cash and cash equivalents	(5)	16
Net increase (decrease) in cash and cash equivalents	$(29)	$(56)

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the first quarter of 2013, amounted to $338 million, a decrease of $2 million over the same period in 2012. The quarter over quarter decrease compared to the prior year is primarily due to improved performance on trade receivables, inventories and accounts payable, which was more than offset by unfavorable impacts in accrued income taxes and accrued advertising and promotion.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 29 days, 27 days and 30 days for the 12 month periods ended March 30, 2013, March 31, 2012 and December 29, 2012, respectively. Compared with the 12 month period ended March 31, 2012, the unfavorable impact on the 2013 cash conversion cycle resulted from higher days of inventory and lower days of payables. This was primarily due to increased inventory levels to support new product innovations and to maintain appropriate levels of service while investing in our supply chain infrastructure.

Our pension and other postretirement benefit plan contributions amounted to $31 million and $25 million for the first quarter of 2013 and 2012, respectively. For the full year 2013, we currently expect that our contributions to pension and other postretirement plans will total approximately $60 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Quarter period ended
(millions)	March 30, 2013	March 31, 2012	Change versus prior year
Net cash provided by operating activities	$338	$340	(.6)%
Additions to properties	(102)	(63)
Cash flow	$236	$277	(14.8)%

For the full-year 2013, we are projecting cash flow (as defined) to be approximately $1.1 billion to $1.2 billion.

Investing activities

Our net cash used in investing activities for the first quarter of 2013 amounted to $102 million compared to $57 million in the same period of 2012. The year-over-year increase was primarily attributable to the timing of capital expenditures in 2013. For the full-year 2013, we project capital spending of approximately 4% of net sales.

Financing activities

Our net cash used in financing activities for the first quarter of 2013 amounted to $260 million compared to $355 million in the same period of 2012. The cash used in financing activities was primarily a result of payment of notes payable, long-term debt and dividends, partially offset by the issuance of long-term debt and common stock.

In February 2013, we issued long-term debt for net proceeds of approximately $645 million and in March 2013, retired $749 million of long-term debt at maturity.

In April 2010, our board of directors approved a $2.5 billion, three-year share repurchase program for 2010 through 2012. As of March 31, 2012, total purchases under the repurchase authorization amounted to 37 million shares totaling $1.9 billion, with $63 million repurchased in 2012. In December 2012, our board of directors approved a $300 million share repurchase program for 2013. As of March 30, 2013, total purchases under the December 2012 repurchase authorization amounted to 1 million shares totaling $44 million. In April 2013, the board of directors approved a $1 billion share repurchase program expiring in April 2014. This authorization supersedes the existing authorization and is intended to allow us to repurchase shares to offset the impact of proceeds from the exercise of options through the end of 2013, and to begin our 2014 purchase plan. Actual repurchases could be different from our current expectations, as influenced by factors such as the impact of changes in our stock price and other competing priorities.

We paid cash dividends of $160 million in the first quarter of 2013, compared to $153 million during the same period in 2012. In April 2013, the board of directors declared a dividend of $.44 per common share, payable on June 17, 2013 to shareholders of record at the close of business on June 3, 2013. In addition, the board of directors announced plans to increase the quarterly dividend by 4.5 percent to $.46 per common share beginning with the third quarter of 2013. The dividend is consistent with our current plan to maintain our dividend pay-out between 40% and 50% of reported net income.

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

Forward-looking statements

This Report contains “forward-looking statements” with projections concerning, among other things, the integration of the Pringles® business, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expects,” “believes,” “will,” “can,” “anticipates,” “projects,” “should,” “estimates,” “implies,” or words or phrases of similar meaning. For example, forward-looking statements are found in Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:

•	the ability to realize the anticipated benefits and synergies from the Pringles acquisition in the amounts and at the times expected;

•	the impact of competitive conditions;

•	the effectiveness of pricing, advertising, and promotional programs;

•	the success of innovation, renovation and new product introductions;

•	the recoverability of the carrying value of goodwill and other intangibles;

•	the success of productivity improvements and business transitions;

•	commodity and energy prices;

•	labor costs;

•	disruptions or inefficiencies in supply chain;

•	the availability of and interest rates on short-term and long-term financing;

•	actual market performance of benefit plan trust investments;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	changes in consumer behavior and preferences;

•	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

•	legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations;

•	the ultimate impact of product recalls;

•	business disruption or other losses from natural disasters, war, terrorist acts, or political unrest; and,

•	the risks and uncertainties described herein under Part II, Item 1A.

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

Refer to disclosures contained within Item 7A of our 2012 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of March 30, 2013.

During the quarter ended March 30, 2013 we terminated interest rate swaps with notional amounts totaling $250 million which were previously designated as fair value hedges of certain U.S. Dollar Notes. Additionally during the quarter ended March 30, 2013 we entered into new interest rate swaps with notional amounts totaling $650 million that are designated as fair value hedges of certain U.S. Dollar Notes. Refer to Note 5 within Notes to Consolidated Financial Statements.

The total notional amount of interest rate swaps at March 30, 2013 was $2.6 billion, representing a net settlement receivable of $48 million. The total notional amount of interest rate swaps at December 29, 2012 was $2.2 billion, representing a settlement receivable of $64 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased annual interest expense by approximately $34 million at March 30, 2013 and $24 million at year-end December 29, 2012.

Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. In February 2013, the Venezuelan government announced a 46.5% devaluation of the official exchange rate. Additionally, the Transaction System for Foreign Currency Denominated Securities (SITME) was eliminated. Accordingly, in 2013 we began using the official exchange rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollar. During the first quarter of 2013 we recognized a $12 million foreign currency translation loss as a result of the devaluation of the official Venezuelan exchange rate.

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

As of March 30, 2013, we carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. We acquired Pringles during the second quarter of 2012, which represented approximately 18% of our total assets as of March 30, 2013. As the acquisition occurred during the second quarter of 2012, the scope of our assessment of the effectiveness of disclosure controls and procedures does not include Pringles. This exclusion is in accordance with the SEC’s general guidance that an assessment of a recently acquired business may be omitted from our scope for 12 months following the acquisition. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. The risk factors disclosed under those Reports in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
12/30/12-1/26/13	—	—	—	$300

Month #2:
1/27/13-2/23/13	0.7	59.07	0.7	$260

Month #3:
2/24/13-3/30/13	—	59.26	—	$256

Total	0.7	59.09	0.7

In December 2012, our board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $300 million during 2013. As of April 26, 2013, the board of directors has approved a new authorization to repurchase up to $1 billion in shares through April 2014. This authorization supersedes the existing authorization and is intended to allow us to repurchase shares to offset the impact of proceeds from the exercise of options through the end of 2013, and to begin our 2014 purchase plan.

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

Date: May 7, 2013

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