Form 10-Q
period 2013-06-29
KELLOGG CO
filed 2013-08-06
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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

Yes   ☐     No   ☒

Common Stock outstanding as of July 26, 2013 — 362,440,126 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	June 29, 2013 (unaudited)	December 29, 2012 *
Current assets
Cash and cash equivalents	$262	$281
Accounts receivable, net	1,512	1,454
Inventories:
Raw materials and supplies	305	300
Finished goods and materials in process	969	1,065
Deferred income taxes	161	152
Other prepaid assets	198	128

Total current assets	3,407	3,380

Property, net of accumulated depreciation of $5,246 and $5,209	3,719	3,782
Goodwill **	5,019	5,038
Other intangibles, net of accumulated amortization of $56 and $53	2,347	2,359
Pension	171	145
Other assets	413	465

Total assets	$15,076	$15,169

Current liabilities
Current maturities of long-term debt	$293	$755
Notes payable	1,136	1,065
Accounts payable	1,364	1,402
Accrued advertising and promotion	482	517
Accrued income taxes	31	46
Accrued salaries and wages	219	266
Other current liabilities	444	472

Total current liabilities	3,969	4,523

Long-term debt	6,337	6,082
Deferred income taxes	569	523
Pension liability	869	886
Nonpension postretirement benefits	273	281
Other liabilities	440	409

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	568	573
Retained earnings	5,939	5,615
Treasury stock, at cost	(3,031)	(2,943)
Accumulated other comprehensive income (loss) **	(1,023)	(946)

Total Kellogg Company equity	2,558	2,404

Noncontrolling interests	61	61

Total equity	2,619	2,465

Total liabilities and equity	$15,076	$15,169

*	Condensed from audited financial statements.
**	Amounts have been revised as discussed in Note 2 to the financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended		Year-to-date period ended
	June 29,	June 30,	June 29,	June 30,
(Results are unaudited)	2013	2012	2013	2012
Net sales	$3,714	$3,474	$7,575	$6,914

Cost of goods sold	2,237	2,035	4,705	4,122
Selling, general and administrative expense	907	920	1,797	1,746

Operating profit	570	519	1,073	1,046

Interest expense	61	89	121	122
Other income (expense), net	(5)	7	(12)	20

Income before income taxes	504	437	940	944
Income taxes	150	113	274	269
Earnings (loss) from joint ventures	(2)	—	(3)	—

Net income	$352	$324	$663	$675

Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income attributable to Kellogg Company	$352	$324	$663	$675

Per share amounts:
Basic	$0.96	$0.91	$1.82	$1.89
Diluted	$0.96	$0.90	$1.81	$1.88

Dividends per share	$0.440	$0.430	$0.880	$0.860

Average shares outstanding:
Basic	364	357	364	357

Diluted	367	359	366	359

Actual shares outstanding at period end			362	358

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions)

	Quarter ended June 29, 2013			Year-to-date period ended June 29, 2013
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$352			$663
Other comprehensive income (loss):
Foreign currency translation adjustments*	$(51)	$—	(51)	$(91)	$—	(91)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	1	—	1	12	(3)	9
Reclassification to net income	(2)	—	(2)	(2)	—	(2)
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	1	—	1	3	—	3
Prior service cost	3	(1)	2	6	(2)	4

Other comprehensive income (loss)	$(48)	$(1)	$(49)	$(72)	$(5)	$(77)

Comprehensive income			$303			$586

	Quarter ended June 30, 2012			Year-to-date period ended June 30, 2012
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$324			$675
Other comprehensive income (loss):
Foreign currency translation adjustments*	$(121)	$—	(121)	$(26)	$2	(24)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	—	—	—	(8)	3	(5)
Reclassification to net income	5	(2)	3	9	(3)	6
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)*	(3)	1	(2)	(3)	1	(2)
Prior service credit (cost)*	(10)	3	(7)	(10)	3	(7)
Reclassification to net income:
Net experience loss*	1	—	1	2	—	2
Prior service cost*	3	(1)	2	7	(2)	5

Other comprehensive income (loss)	$(125)	$1	$(124)	$(29)	$4	$(25)

Comprehensive income			$200			$650

* Amounts have been revised as discussed in Note 2 and Note 7 to the financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Common stock		Capital in excess of	Retained	Treasury stock		Accumulated other comprehensive	Total Kellogg Company	Non- controlling	Total	Total comprehensive
(unaudited)	shares	amount	par value	earnings	shares	amount	income (loss)	equity	interests	equity	income (loss)
Balance, December 31, 2011	419	$105	$522	$5,305	62	$(3,130)	$(1,006)	$1,796	$2	$1,798
Common stock repurchases					1	(63)		(63)		(63)
Acquisition of noncontrolling interest								—	59	59
Net income				961				961	—	961	$961
Dividends				(622)				(622)		(622)
Other comprehensive income*							60	60		60	60
Stock compensation			36					36		36
Stock options exercised and other	1		15	(29)	(5)	250		236		236

Balance, December 29, 2012*	420	$105	$573	$5,615	58	$(2,943)	$(946)	$2,404	$61	$2,465	$1,021
Common stock repurchases			(36)		8	(508)		(544)		(544)
Net income				663				663		663	663
Dividends				(320)				(320)		(320)
Other comprehensive loss*							(77)	(77)		(77)	(77)
Stock compensation			15					15		15
Stock options exercised and other			16	(19)	(8)	420		417		417

Balance, June 29, 2013	420	$105	$568	$5,939	58	$(3,031)	$(1,023)	$2,558	$61	$2,619	$586

*	Amounts have been revised as discussed in Note 2 to the financial statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Year-to-date period ended
	June 29,	June 30,
(unaudited)	2013	2012
Operating activities
Net income	$663	$675
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	226	194
Postretirement benefit plan expense (benefit)	(8)	(10)
Deferred income taxes	9	(32)
Other	60	(20)
Postretirement benefit plan contributions	(36)	(32)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(112)	(69)
Inventories	91	40
Accounts payable	(38)	32
Accrued income taxes	3	(21)
Accrued interest expense	(6)	(1)
Accrued and prepaid advertising, promotion and trade allowances	(53)	48
Accrued salaries and wages	(47)	(27)
All other current assets and liabilities	(47)	(97)

Net cash provided by (used in) operating activities	705	680

Investing activities
Additions to properties	(238)	(155)
Acquisitions, net of cash acquired	—	(2,674)
Other	(1)	6

Net cash provided by (used in) investing activities	(239)	(2,823)

Financing activities
Net issuances of notes payable	71	500
Issuances of long-term debt	645	1,727
Reductions of long-term debt	(760)	—
Net issuances of common stock	408	65
Common stock repurchases	(544)	(63)
Cash dividends	(320)	(306)
Other	20	(3)

Net cash provided by (used in) financing activities	(480)	1,920

Effect of exchange rate changes on cash and cash equivalents	(5)	(7)

Decrease in cash and cash equivalents	(19)	(230)
Cash and cash equivalents at beginning of period	281	460

Cash and cash equivalents at end of period	$262	$230

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended June 29, 2013 (unaudited)

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

The condensed balance sheet data at December 29, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended June 29, 2013 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Note 2 Goodwill and other intangible assets

On May 31, 2012, the Company completed its acquisition of the Pringles® business (Pringles) from The Procter & Gamble Company (P&G) for $2.695 billion, or $2.683 billion net of cash and cash equivalents, subject to certain purchase price adjustments. The net purchase price adjustments have resulted in a reduction of the purchase price by approximately $15 million. The purchase price, net of cash and cash equivalents, totals $2.668 billion. The acquisition was accounted for under the purchase method and was financed through a combination of cash on hand and short-term and long-term debt. The assets and liabilities of Pringles are included in the Consolidated Balance Sheet as of June 29, 2013 and the results of the Pringles operations subsequent to the acquisition date are included in the Consolidated Statement of Income.

The purchase price allocation, including the allocation to reportable segments, was completed in the second quarter of 2013 when the valuations of fixed assets and intangible assets were finalized resulting in a reallocation of goodwill between the Company’s reportable segments. Prior year amounts have been revised to reflect these changes as of the date of the acquisition, resulting in reductions to goodwill and the foreign currency translation component of other comprehensive income (OCI) of $15 million for 2012 and an increase to goodwill and OCI in the year-to-date period ended June 30, 2012 of $2 million.

In order to comply with the requirement that all goodwill and indefinite-lived intangible assets are tested for impairment within one year of acquisition, the Company performed an impairment evaluation of the goodwill and indefinite-lived intangible assets recognized as part of the Pringles acquisition during the quarter ended June 29, 2013. The Company determined the fair value of our goodwill and other intangible assets exceeds their carrying value and those intangibles so classified will contribute indefinitely to the cash flows of the Company.

As part of the Pringles acquisition, we incurred $16 million of integration-related costs in the second quarter of 2013 of which $13 million are recorded in selling, general and administrative (SGA) expense, $1 million are recorded in cost of goods sold (COGS), and $2 million are recorded in net sales. Integration-related costs in the year-to-date period ended June 29, 2013 were $36 million of which $27 million are recorded in SGA expense, $6 million are recorded in COGS and $3 million are recorded in net sales.

Pringles contributed net revenues of $424 million and net earnings of $34 million for the second quarter of 2013 and contributed net revenues of $794 million and net earnings of $48 million for the year-to-date period ended June 29, 2013, including the integration-related costs discussed above. The unaudited pro forma combined historical second quarter results, as if Pringles had been acquired at the beginning of fiscal 2011, are estimated to be:

(millions, except per share data)	Quarter ended June 30, 2012	Year-to-date period ended June 30, 2012
Net sales	$3,792	$7,579

Net income	$341	$705

Net income attributable to Kellogg Company	$341	$705

Net earnings per share	$0.95	$1.96

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

Changes in the carrying amount of goodwill for the year-to-date period ended June 29, 2013, are presented in the following table.

Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 29, 2012	$133	$3,767	$82	$280	$438	$92	$246	$5,038
Additions	—	11	—	—	—	—	—	11
Currency translation adjustment	—	—	—	(2)	(16)	(3)	(9)	(30)
June 29, 2013	$133	$3,778	$82	$278	$422	$89	$237	$5,019

Intangible assets subject to amortization

(millions)

Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 29, 2012	$28	$70	$—	$5	$43	$7	$10	$163
Currency translation adjustment	—	—	—	—	(1)	—	—	(1)

June 29, 2013	$28	$70	$—	$5	$42	$7	$10	$162

Accumulated Amortization

December 29, 2012	$28	$12	$—	$3	$3	$7	$—	$53
Amortization	—	2	—	—	1	—	—	3
June 29, 2013	$28	$14	$—	$3	$4	$7	$—	$56

Intangible assets subject to amortization, net

December 29, 2012	$—	$58	$—	$2	$40	$—	$10	$110
Currency translation adjustment	—	—	—	—	(1)	—	—	(1)
Amortization	—	(2)	—	—	(1)	—	—	(3)

June 29, 2013	$—	$56	$—	$2	$38	$—	$10	$106

For intangible assets in the preceding table, amortization was $3 million for the current year-to-date period ended June 29, 2013, compared to less than $1 million for the prior year-to-date period ended June 30, 2012. The currently estimated aggregate annual amortization expense for full-year 2013 and each of the four succeeding fiscal years is approximately $7 million.

Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 29, 2012	$63	$1,625	$—	$95	$466	$—	$—	$2,249
Currency translation adjustment	—	—	—	—	(8)	—	—	(8)
June 29, 2013	$63	$1,625	$—	$95	$458	$—	$—	$2,241

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

Costs summary

During the quarter ended June 29, 2013, the Company recorded $1 million of exit costs related to two ongoing programs which the Company expects will result in COGS and SGA expense savings. The costs included $1 million of other cash costs including relocation of assets and employees in the U.S. Morning Foods reportable segment. During the year-to-date period ended June 29, 2013, the Company recorded $10 million of costs associated with exit or disposal activities. The costs included $4 million for severance, $4 million for asset write-offs and $2 million for other cash costs including relocation of assets and employees. The costs impacted reportable segments, as follows (in millions): U.S. Morning Foods $3; U.S. Snacks $1; and Asia Pacific $6. During the quarter and year-to-date periods ended June 30, 2012, the Company recorded $4 million of costs associated with exit or disposal activities. The costs included $2 million for severance in the U.S. Snacks reportable segment, $1 million of severance in the U.S. Morning Foods reportable segment and $1 million of asset write-offs in the European reportable segment. At June 29, 2013, there were no exit cost reserves for severance. Based on forecasted exchange rates, the Company currently expects to incur an additional $4 million in exit costs for these programs in 2013.

For programs that are active as of June 29, 2013, total program costs incurred to date were $30 million and include $7 million for severance, $2 million for other cash costs including relocation of assets and employees, and $21 million for asset write-offs. The costs impacted reportable segments as follows (in millions): Asia Pacific $23; U.S. Morning Foods $4; and U.S. Snacks $3.

Refer to the footnotes within the Company’s 2012 Annual Report on Form 10-K for further information on these initiatives.

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were 6 million and 4 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended June 29, 2013. The total number of anti-dilutive potential common shares excluded from the reconciliation were 17 million and 13 million for the quarter and year-to-date periods ended June 30, 2012.

Quarters ended June 29, 2013 and June 30, 2012:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2013
Basic	$352	364	$0.96
Dilutive potential common shares		3	—
Diluted	$352	367	$0.96

2012
Basic	$324	357	$0.91
Dilutive potential common shares		2	(0.01)

Diluted	$324	359	$0.90

Year-to-date periods ended June 29, 2013 and June 30, 2012:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2013
Basic	$663	364	$1.82
Dilutive potential common shares		2	(0.01)
Diluted	$663	366	$1.81

2012
Basic	$675	357	$1.89
Dilutive potential common shares		2	(0.01)

Diluted	$675	359	$1.88

In December 2012, the Company’s board of directors approved a $300 million share repurchase program for 2013, which was superseded in April 2013 by an authorization to repurchase shares up to $1 billion through April 2014. In May 2013, the Company entered into an Accelerated Share Repurchase (ASR) Agreement with a financial institution counterparty and paid $355 million for the repurchase of shares during the term of the Agreement which extends through August 2013. The total number of shares ultimately delivered, and therefore the average price paid for shares, will be determined at the end of the purchase period based on the volume weighted average price of the Company’s stock during that period. During the quarter ended June 29, 2013, 4.9 million shares were initially delivered to the Company and accounted for as a reduction to Kellogg Company equity. As of June 29, 2013, $36 million of the $355 million payment has been recorded as a reduction of capital in excess of par for the additional shares to be delivered to the Company. During the year-to-date period ended June 29, 2013, the Company repurchased approximately 8 million shares of common stock for a total of $508 million, including shares initially delivered under the ASR. During the year-to-date period ended June 30, 2012, the Company repurchased slightly more than 1 million shares of common stock for a total of $63 million.

Comprehensive income

Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. OCI consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience losses and prior service cost related to employee benefit plans.

	Quarter ended June 29, 2013			Year-to-date period ended June 29, 2013
(millions)	Pre-tax amount	Tax (expense) or benefit	After- tax amount	Pre-tax amount	Tax (expense) or benefit	After- tax amount
Net income			$352			$663
Other comprehensive income (loss):
Foreign currency translation adjustments	$(51)	$—	(51)	$(91)	$—	(91)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	1	—	1	12	(3)	9
Reclassification to net earnings	(2)	—	(2)	(2)	—	(2)
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	1	—	1	3	—	3
Prior service cost	3	(1)	2	6	(2)	4

Other comprehensive income (loss)	$(48)	$(1)	(49)	$(72)	$(5)	(77)

Comprehensive income			$303			$586

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) for the quarter and year-to-date periods ended June 29, 2013 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Affected Line Item in the Statement where Net Income is Presented
	Quarter ended June 29, 2013	Year-to-date period ended June 29, 2013
Gains and losses on cash flow hedges:
Foreign currency exchange contracts	$ (3)	$ (5)	COGS
Interest rate contracts	(1)	(2)	Interest expense
Commodity contracts	2	5	COGS

	$ (2)	$ (2)	Total before tax
	—	—	Tax (expense) benefit

	$ (2)	$ (2)	Net of tax

Amortization of postretirement and postemployment benefits:
Net experience loss	$ 1	$ 3	See Note 7 for further details
Prior service cost	3	6	See Note 7 for further details

	$ 4	$ 9	Total before tax
	(1)	(2)	Tax (expense) benefit

	$ 3	$ 7	Net of tax

Total reclassifications for the quarter	$ 1	$ 5	Net of tax

Accumulated other comprehensive income (loss) as of June 29, 2013 and December 29, 2012 consisted of the following:

	June 29,	December 29,
(millions)	2013	2012
Foreign currency translation adjustments	$(923)	$ (832)
Cash flow hedges — unrealized net gain (loss)	4	(3)
Postretirement and postemployment benefits:
Net experience loss	(26)	(29)
Prior service cost	(78)	(82)

Total accumulated other comprehensive income (loss)	$(1,023)	$ (946)

Note 5 Debt

The following table presents the components of notes payable at June 29, 2013 and December 29, 2012:

	June 29, 2013		December 29, 2012
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$836	0.22%	$853	0.26%
Europe commercial paper	241	0.18	159	0.18
Bank borrowings	59		53

Total	$1,136		$1,065

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

In the second quarter of 2013, the Company terminated interest rate swaps with notional amounts totaling $1.4 billion, which were designated as fair value hedges for (a) $750 million of its 4.45% fixed rate U.S. Dollar Notes due 2016, (b) $500 million of its 1.875% fixed rate U.S. Dollar Notes due 2016 and (c) $150 million of its 3.25% fixed rate U.S. Dollar Notes due 2018 (collectively, the Notes). The interest rate swaps effectively converted the interest rate on the Notes from fixed to variable and the unrealized gain upon termination of $41 million will be amortized to interest expense over the remaining term of the Notes.

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

In the first half of 2013, the Company entered into interest rate swaps with notional amounts totaling $1.9 billion, which effectively converted a portion of the associated U.S. Dollar Notes from fixed rate to floating rate obligations. The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of June 29, 2013 were as follows: (a) seven-year 4.45% U.S. Dollar Notes due 2016 – 3.47%; (b) five-year 1.875% U.S. Dollar Notes due 2016 – 1.02%; (c) five-year 1.75% U.S. Dollar Notes due 2017—1.36%; (d) seven-year 3.25% U.S. Dollar Notes due 2018 – 1.87%; (e) ten-year 4.15% U.S. Dollar Notes due 2019—2.75%; (f) ten-year 4.00% U.S. Dollar Notes due 2020—2.88%; (g) ten-year 3.125% U.S. Dollar Notes due 2022—2.75%. These derivative instruments were designated as fair value hedges.

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

The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Pre-tax compensation expense	$12	$10	$21	$22
Related income tax benefit	$ 5	$ 4	$ 8	$ 8

As of June 29, 2013, total stock-based compensation cost related to non-vested awards not yet recognized was $64 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the year-to-date period ended June 29, 2013 and June 30, 2012, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2012 Annual Report on Form 10-K.

Year-to-date period ended June 29, 2013:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director stock options	Shares (millions)	exercise price	contractual term (yrs.)	value (millions)

Outstanding, beginning of period	25	$50
Granted	6	60
Exercised	(9)	48
Forfeitures and expirations	(1)	54

Outstanding, end of period	21	$53	7.4	$231

Exercisable, end of period	10	$50	5.8	$150

Year-to-date period ended June 30, 2012:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	24	$48
Granted	6	53
Exercised	(1)	42
Forfeitures and expirations	(1)	53
Outstanding, end of period	28	$49	6.6	$58
Exercisable, end of period	18	$47	5.3	$58

The weighted-average fair value of options granted was $5.92 per share and $5.23 per share for the year-to-date periods ended June 29, 2013 and June 30, 2012, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended June 29, 2013:	15%	7.44	1.49%	2.90%
Grants within the year-to-date period ended June 30, 2012:	16%	7.53	1.60%	3.30%

The total intrinsic value of options exercised was $117 million and $13 million for the year-to-date periods ended June 29, 2013 and June 30, 2012, respectively.

Performance shares

In the first quarter of 2013, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2013 target grant currently corresponds to approximately 228,000 shares, with a grant-date fair value of $54 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at June 29, 2013, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	June 29, 2013
2011 Award	$15
2012 Award	$26
2013 Award	$29

The 2010 performance share award, payable in stock, was settled at 40% of target in February 2013 for a total dollar equivalent of $4 million.

Note 7 Employee benefits

The Company sponsors a number of U.S. and foreign pension, other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K. During the fourth quarter of 2012 the Company changed its policy for recognizing expense for its pension and postretirement benefit plans. Components of Company plan benefit expense for the periods presented are included in the tables below. All amounts have been revised to reflect the new policy.

Pension

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$ 34	$ 26	$ 68	$ 54
Interest cost	50	52	100	103
Expected return on plan assets	(89)	(85)	(179)	(171)
Amortization of unrecognized prior service cost	4	3	8	7

Total pension expense	$ (1)	$ (4)	$ (3)	$ (7)

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$ 8	$ 7	$ 17	$ 13
Interest cost	12	13	24	26
Expected return on plan assets	(22)	(21)	(44)	(42)
Amortization of unrecognized prior service cost	(1)	—	(2)	—

Total postretirement benefit expense	$ (3)	$ (1)	$ (5)	$ (3)

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$ 1	$ 2	$ 3	$ 4
Interest cost	1	1	2	2
Recognized net loss	1	1	3	2

Total postemployment benefit expense	$ 3	$ 4	$ 8	$ 8

Company contributions to employee benefit plans are summarized as follows:

		Nonpension
(millions)	Pension	postretirement	Total
Quarter ended:
June 29, 2013	$1	$4	$5
June 30, 2012	$3	$5	$8

Year-to-date period ended:
June 29, 2013	$28	$8	$36
June 30, 2012	$24	$9	$33

Full year:
Fiscal year 2013 (projected)	$45	$17	$62
Fiscal year 2012 (actual)	$38	$13	$51

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 8 Income taxes

The consolidated effective tax rate for the quarter ended June 29, 2013 was 30% as compared to the prior year’s rate of 26%. The lower effective rate for the second quarter of 2012 was primarily due to the elimination of a tax liability related to certain international earnings now considered indefinitely reinvested. The consolidated effective tax rate for the year-to-date periods ended June 29, 2013 and June 30, 2012 were 29% and 28%, respectively.

As of June 29, 2013, the Company classified $19 million related to uncertain tax positions as a net current liability, representing several income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance, expected to be settled within one year, offset by $9 million of projected additions. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended June 29, 2013; $58 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 29, 2012	$ 80
Tax positions related to current year:
Additions	4
Reductions	—
Tax positions related to prior years:
Additions	9
Reductions	(2)
Settlements	(11)
June 29, 2013	$ 80

For the year-to-date period ended June 29, 2013, the Company recognized expense of $4 million of tax-related interest and penalties and cash settlements of $5 million, resulting in an accrual balance of $18 million at June 29, 2013.

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

Total notional amounts of the Company’s derivative instruments as of June 29, 2013 and December 29, 2012 were as follows:

	June 29,	December 29,
(millions)	2013	2012
Foreign currency exchange contracts	$ 519	$ 570
Interest rate contracts	2,400	2,150
Commodity contracts	372	320

Total	$3,291	$ 3,040

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at June 29, 2013 and December 29, 2012, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of June 29, 2013 or December 29, 2012.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of June 29, 2013 and December 29, 2012:

Derivatives designated as hedging instruments

	June 29, 2013			December 29, 2012
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$ 10	$ 10	$—	$ 4	$ 4
Interest rate contracts (a):
Other assets	—	—	—	—	64	64

Total assets	$—	$ 10	$ 10	$—	$ 68	$ 68

Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$ (4)	$ (4)	$—	$ (3)	$ (3)
Interest rate contracts:
Other liabilities	—	(59)	(59)	—	—	—
Commodity contracts:
Other current liabilities	—	(11)	(11)	—	(11)	(11)
Other liabilities	—	(23)	(23)	—	(27)	(27)

Total liabilities	$—	$ (97)	$ (97)	$—	$ (41)	$ (41)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.5 billion as of June 29, 2013 and $2.3 billion as of December 29, 2012.

Derivatives not designated as hedging instruments

	June 29, 2013			December 29, 2012
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$ —	$ 1	$ 1	$ —	$—	$ —
Commodity contracts:
Other prepaid assets	4	—	4	5	—	5

Total assets	$ 4	$ 1	$ 5	$ 5	$—	$ 5

Liabilities:
Commodity contracts:
Other current liabilities	$ (19)	$—	$ (19)	$ (3)	$—	$ (3)

Total liabilities	$ (19)	$—	$ (19)	$ (3)	$—	$ (3)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended June 29, 2013 and June 30, 2012 was as follows:

Derivatives in fair value hedging relationships

	Location of gain (loss)	Gain (loss)
(millions)	recognized in income	recognized in income (a)
		Jun. 29,	Jun. 30,
		2013	2012
Foreign currency exchange contracts	Other income (expense), net	$—	$(16)
Interest rate contracts	Interest expense	—	(1)
Total		$—	$(17)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

	Gain (loss)		Location of gain (loss)	Gain (loss)			Gain (loss)
	recognized in		reclassified from	reclassified from		Location of gain (loss)	recognized in
(millions)	AOCI		AOCI	AOCI into income		recognized in income (a)	income (a)
	Jun. 29,	Jun. 30,		Jun. 29,	Jun. 30,		Jun. 29,	Jun. 30,
	2013	2012		2013	2012		2013	2012
Foreign currency exchange contracts	$3	$1	COGS	$3	$—	Other income (expense), net	$—	$—
Foreign currency exchange contracts	—	1	SGA expense	—	1	Other income (expense), net	—	—
Interest rate contracts	—	—	Interest expense	1	1	N/A	—	—
Commodity contracts	(2)	(2)	COGS	(2)	(7)	Other income (expense), net	—	—

Total	$1	$—		$2	$(5)		$—	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in net investment hedging relationships

	Gain (loss)
	recognized in
(millions)	AOCI
	Jun. 29,	Jun. 30,
	2013	2012
Foreign currency exchange contracts	$—	$12

Total	$—	$12

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		Jun. 29,	Jun. 30,
		2013	2012
Foreign currency exchange contracts	COGS	$1	$—
Interest rate contracts	Interest expense	—	(27)
Commodity contracts	COGS	(8)	—

Total		$(7)	$(27)

The effect of derivative instruments on the Consolidated Statement of Income for the year-to-date periods ended June 29, 2013 and June 30, 2012 were as follows:

Derivatives in fair value hedging relationships

	Location of gain (loss)	Gain (loss)
(millions)	recognized in income	recognized in income (a)
		Jun. 29,	Jun. 30,
		2013	2012
Foreign currency exchange contracts	Other income (expense), net	$3	$(1)
Interest rate contracts	Interest expense	1	—

Total		$4	$(1)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

	Gain (loss)		Location of gain (loss)	Gain (loss)			Gain (loss)
	recognized in		reclassified from	reclassified from		Location of gain (loss)	recognized in
(millions)	AOCI		AOCI	AOCI into income		recognized in income (a)	income (a)
	Jun. 29,	Jun. 30,		Jun. 29,	Jun. 30,		Jun. 29,	Jun. 30,
	2013	2012		2013	2012		2013	2012
Foreign currency exchange contracts	$12	$(1)	COGS	$5	$—	Other income (expense), net	$—	$—
Foreign currency exchange contracts	1	1	SGA expense	—	1	Other income (expense), net	—	—
Interest rate contracts	—	—	Interest expense	2	2	N/A	—	—
Commodity contracts	(1)	(8)	COGS	(5)	(12)	Other income (expense), net	—	—

Total	$12	$(8)		$2	$(9)		$—	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in net investment hedging relationships

	Gain (loss)
	recognized in
(millions)	AOCI
	Jun. 29,	Jun. 30,
	2013	2012
Foreign currency exchange contracts	$—	$6

Total	$—	$6

Derivatives not designated as hedging instruments

	Location of gain (loss)	Gain (loss)
(millions)	recognized in income	recognized in income
		Jun. 29,	Jun. 30,
		2013	2012
Foreign currency exchange contracts	COGS	$1	$—
Interest rate contracts	Interest expense	—	(1)
Commodity contracts	COGS	(24)	—

Total		$(23)	$(1)

During the next 12 months, the Company expects $0.3 million of net deferred gains reported in AOCI at June 29, 2013 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Ba1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on June 29, 2013 was $86 million. If the credit-risk-related contingent features were triggered as of June 29, 2013, the Company would be required to post additional collateral of $74 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of June 29, 2013 triggered by credit-risk-related contingent features, however, there was $12 million of collateral posted under the reciprocal agreements as discussed under counterparty credit risk concentration below.

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at June 29, 2013:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$293	$293
Long-term debt	6,792	6,337

Total	$7,085	$6,630

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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of June 29, 2013, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. As of June 29, 2013 the Company had posted collateral of $12 million in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 25% of consolidated trade receivables at June 29, 2013.

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

U.S. Morning Foods includes cereal, toaster pastries, health and wellness bars, and beverages generally marketed under the Kellogg’s name.

U.S. Snacks includes products such as cookies, crackers, cereal bars, savory snacks and fruit-flavored snacks.

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

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales
U.S. Morning Foods	$863	$892	$1,774	$1,789
U.S. Snacks	917	850	1,818	1,636
U.S. Specialty	272	252	651	600
North America Other	388	369	791	737
Europe	723	613	1,415	1,151
Latin America	304	274	612	544
Asia Pacific	247	224	514	457

Consolidated	$3,714	$3,474	$7,575	$6,914
Operating profit
U.S. Morning Foods	$180	$178	$343	$331
U.S. Snacks	130	121	236	244
U.S. Specialty	62	56	140	127
North America Other	78	70	153	140
Europe	75	64	146	134
Latin America	42	48	90	99
Asia Pacific	17	17	38	50

Total Reportable Segments	584	554	1,146	1,125
Corporate	(14)	(35)	(73)	(79)
Consolidated	$570	$519	$1,073	$1,046

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

For the quarter ended June 29, 2013, our reported net sales, which includes the impact of the operating results of the Pringles business and integration costs related to the acquisition of Pringles, increased by 7% while internal net sales declined by 0.5%. We experienced internal net sales declines for the quarter in three of our reportable segments: U.S. Morning Foods, U.S. Snacks and Europe. Our Latin America and Asia-Pacific reportable segments reported solid increases. Reported operating profit, which includes the impact of mark-to-market accounting, the operating results of the Pringles business, and integration costs related to the acquisition of Pringles, increased by 10%. Underlying internal operating profit increased by 3% due to favorable overhead leverage and synergies resulting from the Pringles acquisition, continued cost discipline, as well as brand-building efficiencies and timing. These improvements offset the negative impact of inflation, net of cost savings.

Diluted EPS for the quarter of $.96 was up 7% compared to the prior year EPS of $.90. Underlying EPS of $.97 was up 8% compared to prior year EPS of $.90, in line with our expectations.

Reconciliation of certain non-GAAP Financial Measures

		Quarter ended		Year-to-date period ended

	Consolidated results (dollars in millions, except per share data)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012

Net sales		$3,714	$3,474	$7,575	$6,914
Net sales growth:	As reported	6.9%	2.6%	9.6%	0.6%
	Acquisitions (a)	8.0	3.5	9.5	1.7
	Dispositions (b)	—	(0.2)	(0.1)	(0.3)
	Integration impact (c)	(0.1)	—	—	—
	Foreign currency impact	(0.5)	(3.0)	(0.6)	(1.9)

	Internal (d)	(0.5)%	2.3%	0.8%	1.1%

	Reported operating profit	$570	$519	$1,073	$1,046
Mark-to-market (e)		(7)	—	(61)	(50)

	Underlying operating profit (f), (g)	$577	$519	$1,134	$1,096

	Operating profit growth:
	As reported	9.6%	(9.3)%	2.5%	(11.9)%
	Acquisitions (a)	5.6	1.8	6.7	0.9
	Dispositions (b)	0.1	0.5	(0.1)	0.5
	Integration impact (c)	3.3	(5.5)	(0.4)	(2.6)
	Foreign currency impact	(1.5)	(2.1)	(1.4)	(1.4)

	Internal operating profit growth (d)	2.1%	(4.0)%	(2.3)%	(9.3)%
	Mark-to-market (e)	(1.3)%	0.6%	(1.0)%	(4.5)%

	Underlying internal (f)	3.4%	(4.6)%	(1.3)%	(4.8)%

	Reported income taxes	$150	$113	$274	$269
Mark-to-market (e)		(2)	—	(19)	(15)

	Underlying income taxes (f)	$152	$113	$293	$284

	Reported net income attributable to Kellogg Company	$352	$324	$663	$675
Mark-to-market (e)		(5)	—	(42)	(35)

	Underlying net income attributable to Kellogg Company (f), (g)	$357	$324	$705	$710

	Reported basic EPS	$0.96	$0.91	$1.82	$1.89
Mark-to-market (e)		(0.02)	—	(0.12)	(0.10)

	Underlying basic EPS (f)	$0.98	$0.91	$1.94	$1.99
	Underlying basic EPS growth (f)	7.7%	(9.9)%	(2.5)%	(4.3)%

	Reported diluted EPS	$0.96	$0.90	$1.81	$1.88
Mark-to-market (e)		(0.01)	—	(0.11)	(0.10)

	Underlying diluted EPS (f)	$0.97	$0.90	$1.92	$1.98
	Underlying diluted EPS growth (f)	7.8%	(10.0)%	(3.0)%	(4.3)%

(a)	Impact of results for the quarters and year-to-date periods ended June 29, 2013 and June 30, 2012 from the acquisition of Pringles.
(b)	Impact of results for the quarters and year-to-date periods ended June 29, 2013 from the divestiture of China cereal and snacks businesses.
(c)	Includes impact of transaction and integration costs associated with the Pringles acquisition.
(d)	Internal net sales and operating profit growth excludes the impact of acquisitions, divestitures, integration costs, and currency. Internal net sales and operating profit growth are a non-GAAP financial measure further discussed and reconciled to the directly comparable measure in accordance with U.S. GAAP in the net sales and operating profit section.

(e)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2012, actual asset returns exceeded expectations by $211 million but discount rates fell almost 100 basis points for pension plans resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2012. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. This amount has been recorded in earnings in the first quarter of 2013. During the second quarter of 2013 there were no pension mark-to-market adjustments recorded to earnings. In 2011, actual asset returns were lower than expected by $471 million and discount rates declined resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2011. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(f)	Underlying operating profit, underlying internal operating profit growth, underlying income taxes, underlying net income attributable to Kellogg Company, underlying basic EPS, underlying basic EPS growth, underlying diluted EPS, and underlying diluted EPS growth are non-GAAP measures that exclude the impact of mark-to-market adjustments for pension plans and commodity contracts. Underlying internal operating profit growth excludes the impact of foreign currency translation, mark-to-market adjustments, and, if applicable, acquisitions, dispositions, and transaction and integration costs associated with the acquisition of Pringles. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance. These non-GAAP measures are reconciled to the directly comparable measures in accordance with U.S. GAAP within this table.
(g)	Underlying operating profit for the quarters ended June 29, 2013 and June 30, 2012 includes postretirement benefit plan expense (income) of ($4) million and ($5) million, respectively. Underlying operating profit for the year-to-date periods ended June 29, 2013 and June 30, 2012 includes postretirement benefit plan expense (income) of ($8) million and ($10) million, respectively.
Underlying net income attributable to Kellogg Company for the quarters ended June 29, 2013 and June 30, 2012 includes postretirement benefit plan expense (income) of ($3) million and ($4) million, respectively. Underlying net income attributable to Kellogg Company for the year-to-date periods ended June 29, 2013 and June 30, 2012 includes postretirement benefit plan expense (income) of ($6) million and ($7) million, respectively.

Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the second quarter of 2013 versus 2012:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific
2013 net sales	$863	$917	$272	$388	$723	$304	$247

2012 net sales	$892	$850	$252	$369	$613	$274	$224

% change—2013 vs. 2012:
Internal business (a)	(3.3)%	(3.2)%	1.9%	3.9%	(.3)%	5.0%	4.1%
Acquisitions (b)	—%	11.2%	6.2%	2.2%	18.4%	6.5%	13.8%
Dispositions (c)	—%	—%	—%	—%	—%	—%	(1.2)%
Integration (d)	—%	—%	—%	—%	—%	—%	(.6)%
Foreign currency impact	—%	—%	—%	(1.1)%	(.2)%	(.2)%	(6.1)%
Total change	(3.3)%	8.0%	8.1%	5.0%	17.9%	11.3%	10.0%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific
2013 operating profit	$180	$130	$62	$78	$75	$42	$17

2012 operating profit	$178	$121	$56	$70	$64	$48	$17

% change—2013 vs. 2012:
Internal business (a)	1.9%	—%	2.3%	12.5%	1.8%	(8.3)%	11.3%
Acquisitions (b)	—%	11.9%	8.0%	.2%	11.2%	7.6%	6.3%
Dispositions (c)	—%	—%	—%	—%	—%	—%	3.4%
Integration (d)	—%	(5.0)%	—%	(.1)%	6.9%	(.2)%	(10.3)%
Foreign currency impact	—%	—%	—%	(1.2)%	(1.4)%	(9.1)%	(9.0)%

Total change	1.9%	6.9%	10.3%	11.4%	18.5%	(10.0)%	1.7%

(a)	Internal net sales and operating profit growth for 2013 exclude the impact of acquisitions, divestitures, integration costs and the impact of currency. Internal net sales and operating profit growth are non-GAAP financial measures which are reconciled to the directly comparable measures in accordance with U.S. GAAP within these tables.
(b)	Impact of results for the quarters ended June 29, 2013 and June 30, 2012 from the acquisition of Pringles.
(c)	Impact of results for the quarter ended June 29, 2013 from the divestiture of the China cereal business.
(d)	Includes impact of integration costs associated with the Pringles acquisition.

Internal net sales for U.S. Morning Foods declined 3% as a result of decreased volume which was partially offset by improved pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages. Cereal category growth has been challenging, as expected, due to the timing of innovation scheduled for launch mid-year. Despite this category performance, Special K®, Raisin Bran®, and Frosted Flakes® all posted increased consumption during the quarter. Toaster pastries reported solid consumption growth and share gains. Beverages continued to report increased consumption resulting from expanded distribution.

Internal net sales in U.S. Snacks declined 3% as a result of unfavorable pricing/mix and decreased volume. This segment consists of cookies, crackers, cereal bars, fruit-flavored snacks, and Pringles. The sales performance was partially the result of the crackers and bars businesses lapping strong growth from the prior year. The bars business continued to see positive results from Special K Pastry Crisps® and Nutri-grain Fruit Crunch® innovations. The cookies business declined during the quarter, although recently launched innovations are off to a good start. We anticipate improvement in these businesses in the second half of the year behind additional innovations and promotional activity, although we do expect the environment to remain challenging.

Internal net sales in U.S. Specialty increased by 2% as a result of increased volume being partially offset by unfavorable pricing/mix. Sales growth was driven by good results in both the convenience and Pringles businesses.

Internal net sales in North America Other (U.S. Frozen and Canada) increased by 4% due to favorable pricing/mix and increased volume. Sales growth was driven by strong U.S. Frozen business growth resulting from increased brand-building support behind innovation activity and distribution gains. Sales in the Canada business were down as a result of the continuation of competitive pressures.

Europe’s internal net sales was down slightly as a result of decreased volume being partially offset by improved pricing/mix. During the quarter we grew sales in the UK and the Mediterranean region. This was offset by weakness in continental Europe. Latin America’s internal net sales growth was 5% due to improved pricing/mix that more than offset decreased volume. Results in Latin America were impacted by the continued reduction in trade inventory levels. Internal net sales in Asia Pacific increased 4% as a result of increased volume which was offset by unfavorable pricing/mix. Australia contributed to this growth on good results from beverage innovations. India, Southeast Asia, and South Africa reported double-digit growth.

Internal operating profit in U.S. Morning Foods improved by 2% due to favorable timing of overhead and brand-building investments being partially offset by a decline in sales. U.S. Snacks was flat due to reduced sales being offset by favorable timing of overhead and brand-building investments. U.S. Specialty improved by 2% as a result of sales growth which was partially offset by the impact of inflation. North America Other improved by 13% as a result of sales growth which was partially offset by the impact of inflation and increased brand-building investment. Europe improved by 2% due to the favorable timing of overhead investments which was partially offset by inflation and increased brand-building investment. Latin America declined by 8% due to sales growth being offset by the significant impact of inflation and the continued impact from the reduction in trade inventory levels. Asia Pacific improved by 11% primarily due to sales growth.

The following table provides an analysis of net sales and operating profit performance for the year-to-date periods of 2013 as compared to 2012.

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific
2013 net sales	$1,774	$1,818	$651	$791	$1,415	$612	$514

2012 net sales	$1,789	$1,636	$600	$737	$1,151	$544	$457

% change—2013 vs. 2012:
Internal business (a)	(.8)%	(2.5)%	2.8%	5.7%	1.1%	6.2%	2.2%
Acquisitions (b)	—%	13.6%	5.7%	2.7%	22.6%	7.6%	17.4%
Divestitures (c)	—%	—%	—%	—%	—%	—%	(1.4)%
Integration (d)	—%	—%	—%	(.1)%	—%	—%	(.5)%
Foreign currency impact	—%	—%	—%	(.9)%	(.8)%	(1.3)%	(5.3)%

Total change	(.8)%	11.1%	8.5%	7.4%	22.9%	12.5%	12.4%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific
2013 operating profit	$343	$236	$140	$153	$146	$90	$38

2012 operating profit	$331	$244	$127	$140	$134	$99	$50

% change—2013 vs. 2012:
Internal business (a)	3.8%	(12.8)%	4.6%	8.5%	.9%	(6.9)%	(15.5)%
Acquisitions (b)	—%	13.6%	6.1%	2.1%	12.7%	6.9%	12.2%
Divestitures (c)	—%	—%	—%	—%	—%	—%	(1.4)%
Integration (d)	—%	(4.0)%	—%	(.7)%	(2.6)%	(.3)%	(13.3)%
Foreign currency impact	(.1)%	—%	—%	(1.0)%	(1.6)%	(8.3)%	(5.5)%

Total change	3.7%	(3.2)%	10.7%	8.9%	9.4%	(8.6)%	(23.5)%

(a)	Internal net sales and operating profit growth exclude the impact of acquisitions, divestitures, integration costs and impact of currency. Internal net sales and operating profit growth are non-GAAP financial measures which are reconciled to the directly comparable measures in accordance with U.S. GAAP within these tables.
(b)	Impact of results for the year-to-date periods ended June 29, 2013 and June 30, 2012 from the acquisition of Pringles.
(c)	Impact of results for the year-to-date periods ended June 29, 2013 from the divestiture of the China cereal and snacks businesses.
(d)	Includes the impact of integration costs associated with the Pringles acquisition.

Year-to-date internal net sales for U.S. Morning Foods declined 1% due to the cereal category growing slower than anticipated. This performance has been partially offset by continued growth in toaster pastries behind consumption growth and share gains.

U.S. Snacks year-to-date internal net sales declined approximately 2% due to strong growth comparisons in crackers and bars from the prior year. Increased innovation and promotional activity in the second half of the year is expected to improve the results for this segment.

U.S. Specialty year-to-date internal net sales improved 3% due to strong innovation performance. This was partially offset by a reduction in trade inventory levels. North America Other year-to-date internal net sales increased by 6% due to strong U.S. Frozen growth resulting from increased brand-building support behind innovation activity.

Europe’s year-to-date internal net sales improved by 1% due to improved performance in the UK being partially offset by the continued difficult operating environment in Southern Europe. Latin America’s year-to-date internal net sales improved by 6% due to significant improvements in pricing/mix. These results would have been more favorable without the continued negative impact of reduced trade inventory levels. Year-to-date internal net sales for Asia Pacific improved 2% resulting from good performance in India, South Africa, Southeast Asia, and Australia.

Year-to-date internal operating profit has improved in nearly all of our segments as sales growth and cost containment have been able to offset the negative impact of significant inflation realized in the first half of the year. Most of our businesses have been impacted by a majority of the anticipated full-year inflation in the first half of the year so that profitability should begin to improve throughout the remainder of the year.

U.S. Snacks, Latin America, and Asia Pacific reported year-to-date declines in internal operating profit. The U.S. Snacks decline is primarily due to reduced sales and increased inflation. U.S. Snacks anticipates innovation and promotional activity that is planned for the second half of the year to improve profitability. Latin America’s decline is primarily due to significant inflation and the negative impact of reduced trade inventory levels more than offsetting the favorable impact of sales growth. The impact of the reduced trade inventory levels is expected to subside in the second half of the year. The decline in Asia Pacific is primarily due to charges in the first quarter related to the closure of a plant in Australia.

Corporate expense	Quarter ended		Year-to-date period ended
	June 29,	June 30,	June 29,	June 30,
(dollars in millions)	2013	2012	2013	2012
Operating profit	$(14)	$(35)	$(73)	$(79)

Corporate expense for the second quarter improved significantly due to the $20 million reduction of integration costs that have been incurred related to the Pringles acquisition and a $6 million improvement in postretirement benefit costs. This was partially offset by the ($7) million unfavorable impact of commodity mark-to-market adjustments.

Year-to-date corporate expense has improved due to the $17 million reduction of integration costs which was partially offset by the ($11) million unfavorable impact of mark-to-market adjustments for our pension plans and commodity contracts. These adjustments were ($61) million and ($50) million in the first half of 2013 and 2012, respectively.

Margin performance

Margin performance for the second quarter of 2013 versus 2012 is as follows:

Quarter	2013	2012	Change vs. prior year (pts.)
Reported gross margin (a)	39.8%	41.4%	(1.6)
Mark-to-market (COGS) (b)	(0.2)%	—%	(.2)

Underlying gross margin (c)	40.0%	41.4%	(1.4)

Reported SGA%	(24.5)%	(26.5)%	2.0
Mark-to-market (SGA) (b)	—%	—%	—

Underlying SGA% (c)	(24.5)%	(26.5)%	2.0

Reported operating margin	15.3%	14.9%	.4
Mark-to-market (b)	(0.2)%	—%	(.2)

Underlying operating margin (c)	15.5%	14.9%	.6

Year-to-date	2013	2012
Reported gross margin (a)	37.9%	40.4%	(2.5)
Mark-to-market (COGS) (b)	(0.8)%	(0.7)%	(.1)

Underlying gross margin (c)	38.7%	41.1%	(2.4)

Reported SGA%	(23.7)%	(25.3)%	1.6
Mark-to-market (SGA) (b)	—%	—%	—

Underlying SGA% (c)	(23.7)%	(25.3)%	1.6

Reported operating margin	14.2%	15.1%	(.9)
Mark-to-market (b)	(0.8)%	(0.7)%	(.1)

Underlying operating margin (c)	15.0%	15.8%	(.8)

(a)	Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.
(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2012, asset returns exceeded expectations by $211 million but discount rates fell almost 100 basis points for pension plans resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2012. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. This amount has been recorded in earnings in the first quarter of 2013. During the second quarter of 2013, there were no pension mark-to-market adjustments recorded to earnings. In 2011, asset returns were lower than expected by $471 million and discount rates declined resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2011. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. During the second quarter of 2012, there were no pension mark-to-market adjustments recorded to earnings. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(c)	Underlying gross margin, underlying SGA%, and underlying operating margin are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance.

Underlying gross margin for the quarter, which excludes the impact of mark-to-market adjustments, declined by 140 basis points due to the impact of the lower margin structure of the Pringles business, and the impact of inflation, net of cost savings. Underlying SG&A %, which excludes the impact of mark-to-market adjustments, improved by 200 basis points as a result of reduced integration costs, favorable overhead leverage and synergies resulting from the Pringles acquisition, as well as timing of brand-building investment that increased at a rate lower than sales growth.

On a year-to-date basis, underlying gross margin declined 240 basis points due to the impact of inflation, net of cost savings, and the impact of the lower margin structure of the Pringles business. Underlying SG&A% improved by 160 basis points as a result of favorable overhead leverage and synergies resulting from the Pringles acquisition, as well as timing of brand-building investment that increased at a rate lower than sales growth.

Our underlying gross profit, underlying SG&A, and underlying operating profit measures are reconciled to the most comparable GAAP measure as follows:

Quarter
(dollars in millions)	2013	2012
Reported gross profit (a)	$1,477	$1,439
Mark-to-market (COGS) (b)	(7)	—
Underlying gross profit (c)	$1,484	$1,439

Reported SGA	$907	$920
Mark-to-market (SGA) (b)	—	—
Underlying SGA (c)	$907	$920

Reported operating profit	$570	$519
Mark-to-market (b)	(7)	—
Underlying operating profit (c)	$577	$519

Year-to-date
(dollars in millions)	2013	2012
Reported gross profit (a)	$2,870	$2,792
Mark-to-market (COGS) (b)	(61)	(50)
Underlying gross profit (c)	$2,931	$2,842

Reported SGA	$1,797	$1,746
Mark-to-market (SGA) (b)	—	—
Underlying SGA (c)	$1,797	$1,746

Reported operating profit	$1,073	$1,046
Mark-to-market (b)	(61)	(50)
Underlying operating profit (c)	$1,134	$1,096

(a)	Gross profit is equal to net sales less cost of goods sold.
(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2012, asset returns exceeded expectations by $211 million but discount rates fell almost 100 basis points for pension plans resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2012. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. This amount has been recorded in earnings in the first quarter of 2013. During the second quarter of 2013 there were no pension mark-to-market adjustments recorded to earnings. In 2011, asset returns were lower than expected by $471 million and discount rates declined resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2011. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. During the second quarter of 2012, there were no pension mark-to-market adjustments recorded in earnings. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(c)	Underlying gross profit, underlying SGA, and underlying operating profit are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance. Underlying operating profit for the quarters ended June 29, 2013 and June 30, 2012 includes postretirement benefit plan expense (income) of ($4) million and ($5) million, respectively. Underlying operating profit for the year-to-date periods ended June 29, 2013 and June 30, 2012 includes postretirement benefit plan expense (income) of ($8) million and ($10) million, respectively.

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

Interest expense

For the quarter and year-to-date periods ended June 29, 2013, interest expense was $61 million and $121 million, respectively, as compared to the quarter and year-to-date periods ended June 30, 2012 with interest expense of $89 million and $122 million, respectively. Current quarter interest expense was lower than the prior year due to a $27 million pre-tax loss recognized during the second quarter of 2012 on interest rate derivatives associated with the acquisition of Pringles. Year-to-date interest expense was flat compared to the prior year due to a first quarter 2012 pre-tax gain of $26 million on interest rate derivatives.

For the full year 2013, we expect gross interest expense to be approximately $230-240 million, compared to 2012’s full year interest expense of $261 million.

Income taxes

The consolidated effective income tax rate was 30% for the quarter ended June 29, 2013, as compared to 26% for the comparable quarter of 2012. Refer to Note 8 of the Consolidated Financial Statements for further discussion.

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

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
	June 29,	June 30,
(millions)	2013	2012
Net cash provided by (used in):
Operating activities	$705	$680
Investing activities	(239)	(2,823)
Financing activities	(480)	1,920
Effect of exchange rates on cash and cash equivalents	(5)	(7)

Net increase (decrease) in cash and cash equivalents	$(19)	$(230)

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the year-to-date period ended June 29, 2013 amounted to $705 million, an increase of $25 million over the same period in 2012. The increase compared to the prior year is primarily due to higher cash earnings, increased cash flow from taxes, inventory and other non-working capital assets and liabilities. This was partially offset by unfavorable cash flow impacts in accounts receivable due to the timing of sales. In addition, we experienced an unfavorable year-over-year cash flow impact to accounts payable and accrued advertising and promotion which was directly related to the one-time benefit received in 2012 from the acquisition of Pringles.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 29 days for each of the 12 month periods ended June 29, 2013 and June 30, 2012. Compared with the 12 month period ended June 30, 2012, the 2013 cash conversion cycle was relatively consistent for inventory, trade receivables and trade payables.

Our pension and other postretirement benefit plan contributions amounted to $36 million and $32 million for the year-to-date periods ended June 29, 2013 and June 30, 2012, respectively. For the full year 2013, we currently expect that our contributions to pension and other postretirement plans will total approximately $60 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Year-to-date period ended
(millions)	June 29, 2013	June 30, 2012	Change versus prior year
Net cash provided by operating activities	$705	$680	3.7%
Additions to properties	(238)	(155)
Cash flow	$467	$525	(11.0)%

For the full-year 2013, we are projecting cash flow (as defined) to be approximately $1.1 billion to $1.2 billion.

Investing activities

Our net cash used in investing activities for the year-to-date period ended June 29, 2013 amounted to $239 million compared to $2.823 billion in the same period of 2012. The year-over-year decrease was primarily attributable to the $2.674 billion acquisition of Pringles in 2012. For the full-year 2013, we project capital spending of approximately 4% of net sales.

Financing activities

Our net cash used in financing activities for the year-to-date period ended June 29, 2013 amounted to $480 million compared to net cash provided by financing activities of $1.920 billion in the same period of 2012. The decrease compared to the prior year is primarily due to the borrowings in 2012 for the Pringles acquisition. The cash used in financing activities for the year-to-date period ended June 29, 2013 was primarily a result of net retirements of long-term debt, payment of dividends and common stock repurchases, partially offset by the issuance of common stock.

In February 2013, we issued long-term debt for net proceeds of approximately $645 million and in March 2013, retired $749 million of long-term debt at maturity.

In April 2010, our board of directors approved a $2.5 billion, three-year share repurchase program for 2010 through 2012. As of June 30, 2012, total purchases under the repurchase authorization amounted to 37 million shares totaling $1.9 billion, with $63 million repurchased in 2012. In December 2012, our board of directors approved a $300 million share repurchase program for 2013. In April 2013, the board of directors approved a $1 billion share repurchase program expiring in April 2014. This authorization supersedes the December 2012 authorization and is intended to allow us to repurchase shares to offset the impact of proceeds from the exercise of options through the end of 2013, and to begin our 2014 purchase plan. Actual repurchases could be different from our current expectations, as influenced by factors such as the impact of changes in our stock price and other competing priorities. In May 2013, we entered into an Accelerated Share Repurchase (ASR) Agreement with a financial institution counterparty and paid $355 million for the repurchase of shares during the term of the Agreement which extends through August 2013. The total number of shares ultimately delivered, and therefore the average price paid for shares, will be determined at the end of the purchase period based on the volume weighted average price of the Company’s stock during that period. Total purchases in 2013, including shares initially delivered under the ASR, amounted to 7.8 million shares totaling $508 million.

We paid cash dividends of $320 million in the year-to-date period ended June 29, 2013, compared to $306 million during the same period in 2012. In July 2013, the board of directors declared a dividend of $.46 per common share, payable on September 16, 2013 to shareholders of record at the close of business on August 29, 2013. The dividend is consistent with our current plan to maintain our dividend pay-out between 40% and 50% of reported net income.

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

Refer to disclosures contained within Item 7A of our 2012 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of June 29, 2013.

During the year-to-date period ended June 29, 2013 we terminated interest rate swaps with notional amounts totaling $1.7 billion which were previously designated as fair value hedges of certain U.S. Dollar Notes. Additionally during the year-to-date period ended June 29, 2013 we entered into new interest rate swaps with notional amounts totaling $1.9 billion that are designated as fair value hedges of certain U.S. Dollar Notes. Refer to Note 5 within Notes to Consolidated Financial Statements.

The total notional amount of interest rate swaps at June 29, 2013 was $2.4 billion, representing a net settlement obligation of $59 million. The total notional amount of interest rate swaps at December 29, 2012 was $2.2 billion, representing a settlement receivable of $64 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased annual interest expense by approximately $33 million at June 29, 2013 and $24 million at year-end December 29, 2012.

Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. In February 2013, the Venezuelan government announced a 46.5% devaluation of the official exchange rate. Additionally, the Transaction System for Foreign Currency Denominated Securities (SITME) was eliminated. Accordingly, in 2013 we began using the official exchange rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollar. For the year-to-date period ended June 29, 2013, we recognized a $14 million charge as a result of the devaluation of the official Venezuelan exchange rate. Our Venezuelan subsidiary represents 1% of total net sales and 2% of total operating profit for the Company on a year-to-date basis.

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

As of June 29, 2013, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
3/31/13-4/27/13	—	—	—	$956

Month #2: (+)
4/28/13-5/25/13	7.1	$65.31	7.1	$492

Month #3:
5/26/13-6/29/13	—	—	—	$492

Total	7.1	$65.31	7.1

In December 2012, our board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $300 million during 2013. On April 26, 2013, the board of directors approved a new authorization to repurchase up to $1 billion in shares through April 2014. This authorization supersedes the December 2012 authorization and is intended to allow us to repurchase shares to offset the impact of proceeds from the exercise of options through the end of 2013, and to begin our 2014 purchase plan.

(+)	In May 2013, the Company entered into an Accelerated Share Repurchase (ASR) Agreement with a financial institution counterparty and paid $355 for the repurchase of shares during the term of the Agreement, which extends through August 2013. The total number of shares ultimately delivered, and therefore the average price paid for shares, will be determined at the end of the purchase period based on the volume weighted average price of the Company’s stock during that period. The Company received 4.9 million of these shares in May, the value of which, at $65.66 per share, is reflected in the table above as a reduction in the approximate dollar value of shares that may yet be purchased under the plans or programs.

Item 6. Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant

31.2	Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger

32.1	Section 1350 Certification from John A. Bryant

32.2	Section 1350 Certification from Ronald L. Dissinger

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 6, 2013

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