Form 10-Q
period 2013-09-28
KELLOGG CO
filed 2013-11-05
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

Yes  ☐    No  ☒

Common Stock outstanding as of October 26, 2013 — 362,197,285 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	September 28, 2013 (unaudited)	December 29, 2012 *
Current assets
Cash and cash equivalents	$300	$281
Accounts receivable, net	1,474	1,454
Inventories:
Raw materials and supplies	331	300
Finished goods and materials in process	981	1,065
Deferred income taxes	185	152
Other prepaid assets	163	128

Total current assets	3,434	3,380

Property, net of accumulated depreciation of $5,387 and $5,209	3,777	3,782
Goodwill **	5,052	5,038
Other intangibles, net of accumulated amortization of $59 and $53	2,364	2,359
Pension	187	145
Other assets	406	465

Total assets	$15,220	$15,169

Current liabilities
Current maturities of long-term debt	$298	$755
Notes payable	756	1,065
Accounts payable	1,399	1,402
Accrued advertising and promotion	512	517
Accrued income taxes	75	46
Accrued salaries and wages	257	266
Other current liabilities	537	472

Total current liabilities	3,834	4,523

Long-term debt	6,348	6,082
Deferred income taxes	560	523
Pension liability	886	886
Nonpension postretirement benefits	271	281
Other liabilities	425	409

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	620	573
Retained earnings	6,098	5,615
Treasury stock, at cost	(3,025)	(2,943)
Accumulated other comprehensive income (loss) **	(963)	(946)

Total Kellogg Company equity	2,835	2,404

Noncontrolling interests	61	61

Total equity	2,896	2,465

Total liabilities and equity	$15,220	$15,169

*	Condensed from audited financial statements.
**	December 29, 2012 balances have been revised as discussed in Note 2 to the financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended		Year-to-date period ended
	September 28,	September 29,	September 28,	September 29,
(Results are unaudited)	2013	2012	2013	2012
Net sales	$3,716	$3,720	$11,291	$10,634

Cost of goods sold	2,266	2,254	6,971	6,376
Selling, general and administrative expense	946	953	2,743	2,699

Operating profit	504	513	1,577	1,559

Interest expense	56	73	177	195
Other income (expense), net	4	10	(8)	30

Income before income taxes	452	450	1,392	1,394
Income taxes	124	131	398	400
Earnings (loss) from joint ventures	(2)	(1)	(5)	(1)

Net income	$326	$318	$989	$993

Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income attributable to Kellogg Company	$326	$318	$989	$993

Per share amounts:
Basic	$0.90	$0.89	$2.72	$2.78
Diluted	$0.90	$0.89	$2.70	$2.77

Dividends per share	$0.460	$0.440	$1.340	$1.300

Average shares outstanding:
Basic	362	358	363	357

Diluted	364	359	366	359

Actual shares outstanding at period end			362	358

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions)

	Quarter ended September 28, 2013			Year-to-date period ended September 28, 2013
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$326			$989
Other comprehensive income (loss):
Foreign currency translation adjustments*	$63	$—	63	$(28)	$—	(28)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(7)	3	(4)	5	—	5
Reclassification to net income	(2)	—	(2)	(4)	—	(4)
Postretirement and postemployment benefits:
Net experience gain (loss)	—	—	—	—	—	—
Prior service credit (cost)	(1)	—	(1)	(1)	—	(1)
Reclassification to net income:
Net experience loss	1	—	1	4	—	4
Prior service cost	4	(1)	3	10	(3)	7

Other comprehensive income (loss)	$58	$2	$60	$(14)	$(3)	$(17)

Comprehensive income			$386			$972

	Quarter ended September 29, 2012			Year-to-date period ended September 29, 2012
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$318			$993
Other comprehensive income (loss):
Foreign currency translation adjustments*	$101	$—	101	$75	$2	77
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(1)	—	(1)	(9)	3	(6)
Reclassification to net income	3	(1)	2	12	(4)	8
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)*	—	—	—	(3)	1	(2)
Prior service credit (cost)*	—	—	—	(10)	3	(7)
Reclassification to net income:
Net experience loss*	2	—	2	4	—	4
Prior service cost*	2	(1)	1	9	(3)	6

Other comprehensive income (loss)	$107	$(2)	$105	$78	$2	$80

Comprehensive income			$423			$1,073

* December 29, 2012 balances have been revised as discussed in Note 2 and Note 7 to the financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Common stock		Capital in excess of	Retained	Treasury stock		Accumulated other comprehensive	Total Kellogg Company	Non- controlling	Total	Total comprehensive
(unaudited)	shares	amount	par value	earnings	shares	amount	income (loss)	equity	interests	equity	income (loss)

Balance, December 31, 2011	419	$105	$522	$5,305	62	$(3,130)	$(1,006)	$1,796	$2	$1,798
Common stock repurchases					1	(63)		(63)		(63)
Acquisition of noncontrolling interest								—	59	59
Net income				961				961	—	961	$961
Dividends				(622)				(622)		(622)
Other comprehensive income*							60	60		60	60
Stock compensation			36					36		36
Stock options exercised and other	1		15	(29)	(5)	250		236		236
Balance, December 29, 2012*	420	$105	$573	$5,615	58	$(2,943)	$(946)	$2,404	$61	$2,465	$1,021
Common stock repurchases					9	(544)		(544)		(544)
Net income				989				989		989	989
Dividends				(486)				(486)		(486)
Other comprehensive loss*							(17)	(17)		(17)	(17)
Stock compensation			24					24		24
Stock options exercised and other			23	(20)	(9)	462		465		465
Balance, September 28, 2013	420	$105	$620	$6,098	58	$(3,025)	$(963)	$2,835	$61	$2,896	$972

*	December 29, 2012 balances have been revised as discussed in Note 2 to the financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Year-to-date period ended
	September 28,	September 29,
(unaudited)	2013	2012
Operating activities
Net income	$989	$993
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	340	302
Postretirement benefit plan expense (benefit)	(10)	(14)
Deferred income taxes	(27)	(20)
Other	73	(29)
Postretirement benefit plan contributions	(42)	(43)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(113)	(95)
Inventories	52	(5)
Accounts payable	(2)	145
Accrued income taxes	52	1
Accrued interest expense	33	43
Accrued and prepaid advertising, promotion and trade allowances	(4)	118
Accrued salaries and wages	(9)	—
All other current assets and liabilities	57	(21)

Net cash provided by (used in) operating activities	1,389	1,375

Investing activities
Additions to properties	(363)	(262)
Acquisitions, net of cash acquired	—	(2,674)
Other	(1)	8

Net cash provided by (used in) investing activities	(364)	(2,928)

Financing activities
Net issuances (reductions) of notes payable	(309)	112
Issuances of long-term debt	645	1,727
Reductions of long-term debt	(761)	—
Net issuances of common stock	450	87
Common stock repurchases	(544)	(63)
Cash dividends	(486)	(464)
Other	23	(2)

Net cash provided by (used in) financing activities	(982)	1,397

Effect of exchange rate changes on cash and cash equivalents	(24)	1

Increase (decrease) in cash and cash equivalents	19	(155)
Cash and cash equivalents at beginning of period	281	460

Cash and cash equivalents at end of period	$300	$305

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended September 28, 2013 (unaudited)

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

The condensed balance sheet data at December 29, 2012 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended September 28, 2013 are not necessarily indicative of the results to be expected for other interim periods or the full year.

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

Note 2 Goodwill and other intangible assets

On May 31, 2012, the Company completed its acquisition of the Pringles® business (Pringles) from The Procter & Gamble Company (P&G) for $2.695 billion, or $2.683 billion net of cash and cash equivalents, subject to certain purchase price adjustments. The net purchase price adjustments have resulted in a reduction of the purchase price by approximately $15 million. The purchase price, net of cash and cash equivalents, totals $2.668 billion. The acquisition was accounted for under the purchase method and was financed through a combination of cash on hand and short-term and long-term debt. The assets and liabilities of Pringles are included in the Consolidated Balance Sheet as of December 29, 2012 and September 28, 2013 and the results of the Pringles operations subsequent to the acquisition date are included in the Consolidated Statement of Income.

The purchase price allocation, including the allocation to reportable segments, was completed in the quarter ended June 29, 2013 when the valuations of fixed assets and intangible assets were finalized resulting in a reallocation of goodwill between the Company’s reportable segments. Prior year amounts were revised to reflect these changes as of the date of the acquisition, resulting in reductions to goodwill and the foreign currency translation component of other comprehensive income (OCI) of $15 million as of December 29, 2012 and no impact for the year-to-date period ended September 29, 2012.

During the quarter ended September 28, 2013, the Company recorded an immaterial correction of an error to the purchase price allocation for Pringles that was outside of the measurement period, which resulted in an increase to other non-current liabilities, goodwill and non-current deferred tax assets of $15 million, $13 million and $2 million, respectively. The goodwill of $13 million was allocated to our operating segments as follows: Europe, $10 million and Asia Pacific, $3 million.

As part of the Pringles acquisition, we incurred $12 million of integration-related costs in the third quarter of 2013 of which $7 million are recorded in selling, general and administrative (SGA) expense, $3 million are recorded in cost of goods sold (COGS), and $2 million are recorded in net sales. Integration-related costs in the year-to-date period ended September 28, 2013 were $48 million of which $34 million are recorded in SGA expense, $9 million are recorded in COGS and $5 million are recorded in net sales.

Pringles contributed net revenues of $422 million and net earnings of $49 million for the third quarter of 2013 and contributed net revenues of $1,216 million and net earnings of $97 million for the year-to-date period ended September 28, 2013, including the integration-related costs discussed above. The unaudited pro forma combined historical third quarter results, as if Pringles had been acquired at the beginning of fiscal 2011, are estimated to be:

(millions, except per share data)	Quarter ended September 29, 2012	Year-to-date period ended September 29, 2012
Net sales	$3,720	$11,299

Net income	$318	$1,041
Net income (loss) attributable to noncontrolling interests	—	—

Net income attributable to Kellogg Company	$318	$1,041

Net earnings per share	$0.89	$2.90

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

Changes in the carrying amount of goodwill for the year-to-date period ended September 28, 2013, are presented in the following table.

Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 29, 2012	$133	$3,767	$82	$280	$438	$92	$246	$5,038
Additions	—	11	—	—	10	—	3	24
Currency translation adjustment	—	—	—	(1)	1	(2)	(8)	(10)
September 28, 2013	$133	$3,778	$82	$279	$449	$90	$241	$5,052

Intangible assets subject to amortization

(millions)

Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 29, 2012	$28	$70	$—	$5	$43	$7	$10	$163
Currency translation adjustment	—	—	—	—	—	—	—	—

September 28, 2013	$28	$70	$—	$5	$43	$7	$10	$163

Accumulated Amortization

December 29, 2012	$28	$12	$—	$3	$3	$7	$—	$53
Amortization	—	3	—	—	2	—	1	6
September 28, 2013	$28	$15	$—	$3	$5	$7	$1	$59

Intangible assets subject to amortization, net

December 29, 2012	$—	$58	$—	$2	$40	$—	$10	$110
Currency translation adjustment	—	—	—	—	—	—	—	—
Amortization	—	(3)	—	—	(2)	—	(1)	(6)

September 28, 2013	$—	$55	$—	$2	$38	$—	$9	$104

For intangible assets in the preceding table, amortization was $6 million for the current year-to-date period ended September 28, 2013, compared to $1 million for the prior year-to-date period ended September 29, 2012. The currently estimated aggregate annual amortization expense for full-year 2013 and each of the four succeeding fiscal years is approximately $9 million.

Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 29, 2012	$63	$1,625	$—	$95	$466	$—	$—	$2,249
Currency translation adjustment	—	—	—	—	11	—	—	11
September 28, 2013	$63	$1,625	$—	$95	$477	$—	$—	$2,260

Note 3 Exit or disposal activities

The Company views its continued spending on cost-reduction initiatives as part of its on-going operating principles to provide greater visibility in achieving long-term profit growth targets. Initiatives undertaken are expected to recover cash implementation costs within a five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project is expected to deliver cash savings and/or reduced depreciation.

Costs summary

On-going initiatives

Prior to the beginning of the quarter ended September 28, 2013, the Company had commenced various COGS and SGA initiatives. The COGS initiatives are intended to optimize the Company’s global manufacturing network, reduce waste, and develop best practices on a global basis. The SGA initiatives focus on improvements in the efficiency and effectiveness of various global support functions. These initiatives are expected to be substantially complete by the end of 2013.

During the quarter ended September 28, 2013, the Company recorded a $1 million reduction in expense resulting from adjustments to severance reserves related to one of these on-going initiatives which impacted the U.S. Morning Foods reportable segment. During the year-to-date period ended September 28, 2013, the Company recorded $9 million of charges associated with exit or disposal activities for on-going initiatives. The tables below provide the details for the charges incurred for currently active on-going initiatives during the quarter and year-to-date periods ended September 28, 2013 and September 29, 2012:

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013
Employee related costs	$(1)	$—	$3	$3	$6
Asset related costs	—	1	4	2	21
Other costs	—	—	2	—	2

Total	$(1)	$1	$9	$5	$29

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012	September 28, 2013
U.S. Morning Foods	$(1)	$—	$2	$1	$3
U.S. Snacks	—	1	1	3	3
Europe	—	—	—	1	—
Asia Pacific	—	—	6	—	23

Total	$(1)	$1	$9	$5	$29

Other costs include incremental charges for equipment removal and relocation of assets and employees that are directly related to exit or disposal activities.

At September 28, 2013, there were no exit cost reserves for severance for these initiatives. Based on forecasted exchange rates, the Company currently expects to incur an additional $2 million in exit costs for these initiatives in 2013.

New initiatives

Europe Supply Chain

During the quarter ended September 28, 2013, the Company commenced two new initiatives that are designed to improve operational effectiveness in Europe. Total costs for these initiatives are expected to be $6 million, consisting primarily of severance costs and asset write-offs. The Company recorded a charge of $2 million associated with exit or disposal activities for these initiatives which consisted primarily of severance costs. At September 28, 2013 exit cost reserves for severance for these initiatives were $2 million. Based on forecasted exchange rates, the Company currently expects to incur an additional $4 million in exit costs for these initiatives in 2013. These initiatives are expected to be substantially complete by the end of 2013.

Project K

On November 4, 2013, the Company announced Project K, a global four-year efficiency and effectiveness program. The program is expected to generate a significant amount of savings, once all phases are approved and implemented, that will be invested in key strategic areas of focus for the business. The Company expects that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow.

The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.

The Company currently anticipates that the program will result in total pre-tax charges, once all phases are approved and implemented, of $1.2 to $1.4 billion, with cash costs estimated to be $900 million to $1.1 billion. The Company currently expects the charges will consist of asset-related costs totaling $450 to $500 million which will consist primarily of asset impairments and other exit-related costs; employee-related costs totaling $425 to $475 million which will include severance, pension and other termination benefits; and other costs totaling $325 to $425 million which will consist primarily of charges related to the design and implementation of global business capabilities. A significant portion of other costs are the result of the implementation of global business service centers which are intended to simplify and standardize business support processes.

The Company currently expects that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 18%), U.S. Snacks (approximately 10%), U.S. Specialty (approximately 2%) North America Other (approximately 3%), Europe (approximately 8%), Latin America (approximately 5%), Asia-Pacific (approximately 7%), and Corporate (approximately 47%). A majority of the costs impacting Corporate relate to additional initiatives to be executed after 2014 that are currently not fully defined. As the development of these initiatives is completed, the Company will update its estimated costs by reportable segment as needed.

In the third quarter, the Company recognized charges of $17 million that have been attributed to the program. The tables below outline the details of these charges:

Project K

	Quarter ended	Year-to-date period ended
(millions)	September 28, 2013	September 28, 2013
Employee related costs	$8	$8
Asset related costs	—	—
Other costs	9	9

Total	$17	$17

	Quarter ended	Year-to-date period ended
(millions)	September 28, 2013	September 28, 2013
U.S. Morning Foods	$5	$5
U.S. Snacks	1	1
U.S. Specialty	1	1
Latin America	3	3
Asia Pacific	1	1
Center	6	6

Total	$17	$17

Other costs incurred during the quarter ended September 28, 2013 consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

At September 28, 2013 exit cost reserves for Project K were $6 million. The following table provides details for Project K exit cost reserves.

(millions)	Balance December 29, 2012	Costs Incurred	Cash Payments	Balance September 28, 2013
Project K	$—	$17	$(11)	$6

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended September 28, 2013 of 6 million and 5 million, respectively. The total number of anti-dilutive potential common shares excluded from the reconciliation were 16 million and 17 million, respectively, for the quarter and year-to-date periods ended September 29, 2012.

Quarters ended September 28, 2013 and September 29, 2012:

(millions, except per share data)	Net income attributable to Kellogg Company*	Average shares outstanding	Earnings per share*
2013
Basic	$326	362	$0.90
Dilutive potential common shares		2	—
Diluted	$326	364	$0.90

2012
Basic	$318	358	$0.89
Dilutive potential common shares		1	—

Diluted	$318	359	$0.89

*	2012 amounts have been revised as discussed in Note 7 to the financial statements.

Year-to-date periods ended September 28, 2013 and September 29, 2012:

(millions, except per share data)	Net income attributable to Kellogg Company*	Average shares outstanding	Earnings per share*
2013
Basic	$989	363	$2.72
Dilutive potential common shares		3	(0.02)
Diluted	$989	366	$2.70

2012
Basic	$993	357	$2.78
Dilutive potential common shares		2	(0.01)

Diluted	$993	359	$2.77

*	2012 amounts have been revised as discussed in Note 7 to the financial statements.

In December 2012, the Company’s board of directors approved a $300 million share repurchase program for 2013, which was superseded in April 2013 by an authorization to repurchase shares up to $1 billion through April 2014. In May 2013, the Company entered into an Accelerated Share Repurchase (ASR) Agreement with a financial institution counterparty and paid $355 million for the repurchase of shares during the term of the Agreement which extended through August 2013. During the second quarter of 2013, 4.9 million shares were initially delivered to the Company and accounted for as a reduction to Kellogg Company equity. The transaction was completed during the third quarter, at which time the Company received 0.6 million additional shares. The total number of shares delivered upon settlement of the ASR was based upon the volume weighted average price of the Company’s stock over the term of the agreement.

During the year-to-date period ended September 28, 2013, the Company repurchased approximately 9 million shares of common stock for a total of $544 million, including shares delivered under the ASR. During the year-to-date period ended September 29, 2012, the Company repurchased slightly more than 1 million shares of common stock for a total of $63 million.

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

	Quarter ended September 28, 2013			Year-to-date period ended September 28, 2013
(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount	Pre-tax amount	Tax (expense) or benefit	After-tax amount
Net income			$326			$989
Other comprehensive income (loss):
Foreign currency translation adjustments	$63	$—	63	$(28)	$—	(28)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(7)	3	(4)	5	—	5
Reclassification to net earnings	(2)	—	(2)	(4)	—	(4)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	—	—	—	—	—	—
Prior service credit (cost)	(1)	—	(1)	(1)	—	(1)
Reclassification to net income:
Net experience loss	1	—	1	4	—	4
Prior service cost	4	(1)	3	10	(3)	7

Other comprehensive income (loss)	$58	$2	60	$(14)	$(3)	(17)

Comprehensive income			$386			$972

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) for the quarter and year-to-date periods ended September 28, 2013 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended September 28, 2013	Year-to-date period ended September 28, 2013
Gains and losses on cash flow hedges:
Foreign currency exchange contracts	$ (2)	$ (7)	COGS
Foreign currency exchange contracts	(1)	(1)	SGA
Interest rate contracts	(1)	(3)	Interest expense
Commodity contracts	2	7	COGS

	$ (2)	$ (4)	Total before tax
	—	—	Tax (expense) benefit

	$ (2)	$ (4)	Net of tax

Amortization of postretirement and postemployment benefits:
Net experience loss	$ 1	$ 4	See Note 7 for further details
Prior service cost	4	10	See Note 7 for further details

	$ 5	$ 14	Total before tax
	(1)	(3)	Tax (expense) benefit

	$ 4	$ 11	Net of tax

Total reclassifications	$ 2	$ 7	Net of tax

Accumulated other comprehensive income (loss) as of September 28, 2013 and December 29, 2012 consisted of the following:

	September 28,	December 29,
(millions)	2013	2012
Foreign currency translation adjustments	$(860)	$ (832)
Cash flow hedges — unrealized net gain (loss)	(2)	(3)
Postretirement and postemployment benefits:
Net experience loss	(25)	(29)
Prior service cost	(76)	(82)

Total accumulated other comprehensive income (loss)	$(963)	$ (946)

Note 5 Debt

The following table presents the components of notes payable at September 28, 2013 and December 29, 2012:

	September 28, 2013		December 29, 2012
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$573	0.21%	$853	0.26%
Europe commercial paper	142	0.20	159	0.18
Bank borrowings	41		53

Total	$756		$1,065

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

In the first half of 2013, the Company entered into interest rate swaps with notional amounts totaling $1.9 billion, which effectively converted a portion of the associated U.S. Dollar Notes from fixed rate to floating rate obligations. These derivative instruments were designated as fair value hedges. The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of September 28, 2013 were as follows: (a) seven-year 4.45% U.S. Dollar Notes due 2016 – 3.46%; (b) five-year 1.875% U.S. Dollar Notes due 2016 – 1.01%; (c) five-year 1.75% U.S. Dollar Notes due 2017—1.35%; (d) seven-year 3.25% U.S. Dollar Notes due 2018 – 1.89%; (e) ten-year 4.15% U.S. Dollar Notes due 2019—2.74%; (f) ten-year 4.00% U.S. Dollar Notes due 2020—2.91%; (g) ten-year 3.125% U.S. Dollar Notes due 2022—2.74%.

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

The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Pre-tax compensation expense	$10	$10	$31	$32

Related income tax benefit	$4	$4	$12	$12

As of September 28, 2013, total stock-based compensation cost related to non-vested awards not yet recognized was $56 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the year-to-date period ended September 28, 2013 and September 29, 2012, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2012 Annual Report on Form 10-K.

Year-to-date period ended September 28, 2013:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
Employee and director stock options	Shares (millions)	exercise price	contractual term (yrs.)	value (millions)

Outstanding, beginning of period	25	$50
Granted	6	60
Exercised	(10)	48
Forfeitures and expirations	(1)	55

Outstanding, end of period	20	$53	7.2	$111

Exercisable, end of period	10	$50	5.5	$88

Year-to-date period ended September 29, 2012:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	24	$48
Granted	6	52
Exercised	(2)	43
Forfeitures and expirations	(1)	53
Outstanding, end of period	27	$49	6.4	$78
Exercisable, end of period	17	$48	5.1	$78

The weighted-average fair value of options granted was $5.92 per share and $5.23 per share for the year-to-date periods ended September 28, 2013 and September 29, 2012, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended September 28, 2013:	15%	7.44	1.49%	2.90%
Grants within the year-to-date period ended September 29, 2012:	16%	7.53	1.60%	3.30%

The total intrinsic value of options exercised was $133 million and $16 million for the year-to-date periods ended September 28, 2013 and September 29, 2012, respectively.

Performance shares

In the first quarter of 2013, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2013 target grant currently corresponds to approximately 210,000 shares, with a grant-date fair value of $54 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at September 28, 2013, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	September 28, 2013
2011 Award	$22
2012 Award	$22
2013 Award	$25

The 2010 performance share award, payable in stock, was settled at 40% of target in February 2013 for a total dollar equivalent of $4 million.

Note 7 Employee benefits

The Company sponsors a number of U.S. and foreign pension, other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K. During the fourth quarter of 2012 the Company changed its policy for recognizing expense for its pension and postretirement benefit plans. Components of Company plan benefit expense for the periods presented are included in the tables below. Prior year amounts have been revised to reflect the new policy.

Pension

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$ 33	$ 28	$ 101	$ 82
Interest cost	51	53	151	156
Expected return on plan assets	(90)	(86)	(269)	(257)
Amortization of unrecognized prior service cost	4	3	12	10

Total pension expense (income)	$ (2)	$ (2)	$ (5)	$ (9)

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$ 8	$ 7	$ 25	$ 20
Interest cost	13	13	37	39
Expected return on plan assets	(21)	(21)	(65)	(63)
Amortization of unrecognized prior service cost	—	(1)	(2)	(1)

Total postretirement benefit expense (income)	$ —	$ (2)	$ (5)	$ (5)

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$ 2	$ 2	$ 5	$ 6
Interest cost	1	1	3	3
Recognized net loss	1	1	4	3

Total postemployment benefit expense	$ 4	$ 4	$ 12	$ 12

Company contributions to employee benefit plans are summarized as follows:

		Nonpension
(millions)	Pension	postretirement	Total
Quarter ended:
September 28, 2013	$2	$4	$6
September 29, 2012	$7	$3	$10

Year-to-date period ended:
September 28, 2013	$30	$12	$42
September 29, 2012	$31	$12	$43

Full year:
Fiscal year 2013 (projected)	$45	$17	$62
Fiscal year 2012 (actual)	$38	$13	$51

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 8 Income taxes

The consolidated effective tax rate for the quarter ended September 28, 2013 was 27% as compared to the prior year’s rate of 29%. The lower effective rate in the current quarter was primarily due to a rate reduction and the elimination of a tax liability in international jurisdictions. The consolidated effective tax rate for the year-to-date periods ended September 28, 2013 and September 29, 2012 was 29%.

As of September 28, 2013, the Company classified $19 million related to uncertain tax positions as a net current liability, representing several income tax positions under examination in various jurisdictions. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance, expected to be settled within one year, offset by $10 million of projected additions. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended September 28, 2013; $60 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 29, 2012	$ 80
Tax positions related to current year:
Additions	8
Reductions	—
Tax positions related to prior years:
Additions	11
Reductions	(5)
Settlements	(11)
September 28, 2013	$ 83

For the year-to-date period ended September 28, 2013, the Company recognized expense of $4 million for tax-related interest and cash settlements of $5 million, resulting in an accrual balance of $18 million at September 28, 2013.

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

Total notional amounts of the Company’s derivative instruments as of September 28, 2013 and December 29, 2012 were as follows:

	September 28,	December 29,
(millions)	2013	2012
Foreign currency exchange contracts	$ 645	$ 570
Interest rate contracts	2,400	2,150
Commodity contracts	383	320

Total	$3,428	$ 3,040

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at September 28, 2013 and December 29, 2012, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of September 28, 2013 or December 29, 2012.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of September 28, 2013 and December 29, 2012:

Derivatives designated as hedging instruments

	September 28, 2013			December 29, 2012
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$ 4	$ 4	$—	$ 4	$ 4
Interest rate contracts (a):
Other assets	—	—	—	—	64	64

Total assets	$—	$ 4	$ 4	$—	$ 68	$ 68

Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$ (8)	$ (8)	$—	$ (3)	$ (3)
Interest rate contracts:
Other liabilities	—	(43)	(43)	—	—	—
Commodity contracts:
Other current liabilities	—	(10)	(10)	—	(11)	(11)
Other liabilities	—	(21)	(21)	—	(27)	(27)

Total liabilities	$—	$ (82)	$ (82)	$—	$ (41)	$ (41)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.5 billion as of September 28, 2013 and $2.3 billion as of December 29, 2012.

Derivatives not designated as hedging instruments

	September 28, 2013			December 29, 2012
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$ —	$ 1	$ 1	$ —	$—	$ —
Commodity contracts:
Other prepaid assets	5	—	5	5	—	5

Total assets	$ 5	$ 1	$ 6	$ 5	$—	$ 5

Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$ —	$ (1)	$ (1)	$ —	$—	$ —
Commodity contracts:
Other current liabilities	(9)	—	(9)	(3)	—	(3)

Total liabilities	$ (9)	$ (1)	$ (10)	$ (3)	$—	$ (3)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended September 28, 2013 and September 29, 2012 was as follows:

Derivatives in fair value hedging relationships

	Location of gain (loss)	Gain (loss)
(millions)	recognized in income	recognized in income (a)
		Sep. 28,	Sep. 29,
		2013	2012
Foreign currency exchange contracts	Other income (expense), net	$(1)	$2
Interest rate contracts	Interest expense	(3)	4
Total		$(4)	$6

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

	Gain (loss)		Location of gain (loss)	Gain (loss)			Gain (loss)
	recognized in		reclassified from	reclassified from		Location of gain (loss)	recognized in
(millions)	AOCI		AOCI	AOCI into income		recognized in income (a)	income (a)
	Sep. 28,	Sep. 29,		Sep. 28,	Sep. 29,		Sep. 28,	Sep. 29,
	2013	2012		2013	2012		2013	2012
Foreign currency exchange contracts	$(4)	$(4)	COGS	$2	$(1)	Other income (expense), net	$—	$—
Foreign currency exchange contracts	(3)	—	SGA expense	1	1	Other income (expense), net	—	—
Interest rate contracts	—	—	Interest expense	1	1	N/A	—	—
Commodity contracts	—	3	COGS	(2)	(4)	Other income (expense), net	—	—

Total	$(7)	$(1)		$2	$(3)		$—	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in net investment hedging relationships

	Gain (loss)
	recognized in
(millions)	AOCI
	Sep. 28,	Sep. 29,
	2013	2012
Foreign currency exchange contracts	$—	$(1)

Total	$—	$(1)

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income		Gain (loss) recognized in income
			Sep. 28,	Sep. 29,
			2013	2012
Foreign currency exchange contracts	Other income	(expense), net	$1	$—
Commodity contracts	COGS		(2)	(3)

Total			$(1)	$(3)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended September 28, 2013 and September 29, 2012 were as follows:

Derivatives in fair value hedging relationships

	Location of gain (loss)	Gain (loss)
(millions)	recognized in income	recognized in income(a)
		Sep. 28,	Sep. 29,
		2013	2012
Foreign currency exchange contracts	Other income (expense), net	$2	$1
Interest rate contracts	Interest expense	(2)	4

Total		$—	$5

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

	Gain (loss)		Location of gain (loss)	Gain (loss)			Gain (loss)
	recognized in		reclassified from	reclassified from		Location of gain (loss)	recognized in
(millions)	AOCI		AOCI	AOCI into income		recognized in income (a)	income(a)
	Sep. 28,	Sep. 29,		Sep. 28,	Sep. 29,		Sep. 28,	Sep. 29,
	2013	2012		2013	2012		2013	2012
Foreign currency exchange contracts	$8	$(5)	COGS	$7	$(1)	Other income (expense), net	$—	$—
Foreign currency exchange contracts	(2)	1	SGA expense	1	2	Other income (expense), net	—	—
Interest rate contracts	—	—	Interest expense	3	3	N/A	—	—
Commodity contracts	(1)	(5)	COGS	(7)	(16)	Other income (expense), net	—	—

Total	$5	$(9)		$4	$(12)		$—	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in net investment hedging relationships

	Gain (loss)
	recognized in
(millions)	AOCI
	Sep. 28,	Sep. 29,
	2013	2012
Foreign currency exchange contracts	$—	$5

Total	$—	$5

Derivatives not designated as hedging instruments

	Location of gain (loss)	Gain (loss)
(millions)	recognized in income	recognized in income
		Sep. 28,	Sep. 29,
		2013	2012
Foreign currency exchange contracts	COGS	$2	$—
Interest rate contracts	Interest expense	—	(1)
Commodity contracts	COGS	(26)	(3)

Total		$(24)	$(4)

During the next 12 months, the Company expects $8.0 million of net deferred losses reported in AOCI at September 28, 2013 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Ba1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on September 28, 2013 was $59 million. If the credit-risk-related contingent features were triggered as of September 28, 2013, the Company would be required to post additional collateral of $54 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of September 28, 2013 triggered by credit-risk-related contingent features, however, there was $5 million of collateral posted under the reciprocal agreements as discussed under counterparty credit risk concentration below.

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at September 28, 2013:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$298	$298
Long-term debt	6,794	6,348

Total	$7,092	$6,646

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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of September 28, 2013, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. As of September 28, 2013 the Company had posted collateral of $5 million in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 27% of consolidated trade receivables at September 28, 2013.

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

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales
U.S. Morning Foods	$883	$903	$2,657	$2,692
U.S. Snacks	886	908	2,704	2,544
U.S. Specialty	281	264	932	864
North America Other	382	388	1,173	1,125
Europe	729	685	2,144	1,836
Latin America	302	292	914	836
Asia Pacific	253	280	767	737

Consolidated	$3,716	$3,720	$11,291	$10,634
Operating profit
U.S. Morning Foods	$132	$134	$475	$465
U.S. Snacks	105	117	341	361
U.S. Specialty	70	62	210	189
North America Other	70	67	223	207
Europe	74	76	220	210
Latin America	39	36	129	135
Asia Pacific	25	29	63	79

Total Reportable Segments	515	521	1,661	1,646
Corporate	(11)	(8)	(84)	(87)
Consolidated	$504	$513	$1,577	$1,559

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

On November 4, 2013, we announced Project K, a global four-year efficiency and effectiveness program. The program is expected to generate a significant amount of savings, once all phases are approved and implemented, that will be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow. See the Exit or disposal activities section for more information.

Comparability of certain financial measures is impacted significantly by two types of charges: 1) Mark-to-market adjustments that are recorded for pensions and commodity derivative contracts; and 2) Charges related to Project K. To provide increased transparency and assist in understanding our underlying operating performance we use non-GAAP financial measures within the MD&A that exclude the impact of these charges. These non-GAAP financial measures include underlying gross margin, underlying gross profit, underlying SGA%, underlying operating margin, underlying operating profit, underlying internal operating profit growth, underlying income taxes, underlying net income attributable to Kellogg Company, underlying basic earnings per share (EPS), underlying diluted EPS, and underlying diluted EPS growth. Underlying internal operating profit growth excludes the following impacts, if applicable: foreign currency translation, mark-to-market adjustments, acquisitions, dispositions, integration costs associated with the acquisition of the Pringles business, and charges related to Project K.

For the quarter ended September 28, 2013, our reported net sales declined slightly while internal net sales increased by 0.5%. We experienced solid increases in internal net sales in Europe, Latin America and Asia-Pacific, while internal net sales in U.S. Morning Foods and U.S. Snacks declined. Reported operating profit declined by 2%, and underlying internal operating profit increased by 1%. This result includes the impact of cost containment in overhead and consumer promotion investments which was partially offset by increased advertising investment and the anticipated negative impact of inflation, net of cost savings.

Diluted EPS of $.90 for the quarter was up 1% compared to prior year diluted EPS of $.89. Underlying diluted EPS for the quarter of $.93 was up 4% compared to the prior year underlying diluted EPS of $.89, ahead of our expectations due to better than expected cost containment and a lower tax rate.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended

Consolidated results (dollars in millions, except per share data)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Reported operating profit	$504	$513	$1,577	$1,559
Mark-to-market (a)	2	—	(59)	(50)
Project K (b)	(17)	—	(17)	—

Underlying operating profit (c), (d)	$519	$513	$1,653	$1,609

Reported income taxes	$124	$131	$398	$400
Mark-to-market (a)	—	—	(19)	(15)
Project K (b)	(5)	—	(5)	—

Underlying income taxes (c)	$129	$131	$422	$415

Reported net income attributable to Kellogg Company	$326	$318	$989	$993
Mark-to-market (a)	2	—	(40)	(35)
Project K (b)	(12)	—	(12)	—

Underlying net income attributable to Kellogg Company (c), (d)	$336	$318	$1,041	$1,028

Reported basic EPS	$0.90	$0.89	$2.72	$2.78
Mark-to-market (a)	—	—	(0.12)	(0.10)
Project K (b)	(0.03)	—	(0.03)	—

Underlying basic EPS (c)	$0.93	$0.89	$2.87	$2.88
Underlying basic EPS growth (c)	4.5%	4.7%	(0.3)%	(2.0)%

Reported diluted EPS	$0.90	$0.89	$2.70	$2.77
Mark-to-market (a)	—	—	(0.12)	(0.10)
Project K (b)	(0.03)	—	(0.03)	—

Underlying diluted EPS (c)	$0.93	$0.89	$2.85	$2.87
Underlying diluted EPS growth (c)	4.5%	6.0%	(0.7)%	(1.4)%

(a)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2012, actual asset returns exceeded expectations by $211 million but discount rates fell almost 100 basis points for pension plans resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2012. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. This amount has been recorded in earnings in the first quarter of 2013. During the second and third quarters of 2013 and 2012, there were no pension mark-to-market adjustments recorded to earnings. In 2011, actual asset returns were lower than expected by $471 million and discount rates declined resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2011. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(b)	Costs incurred attributed to Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.
(c)	Underlying operating profit, underlying income taxes, underlying net income attributable to Kellogg Company, underlying basic EPS, underlying basic EPS growth, underlying diluted EPS, and underlying diluted EPS growth are non-GAAP measures that exclude the impact of mark-to-market adjustments for pension plans and commodity contracts and Project K. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance. These non-GAAP measures are reconciled to the directly comparable measures in accordance with U.S. GAAP within this table.
(d)	Underlying operating profit for the quarters ended September 28, 2013 and September 29, 2012 includes postretirement benefit plan income of $2 million and $4 million, respectively. Underlying operating profit for the year-to-date periods ended September 28, 2013 and September 29, 2012 includes postretirement benefit plan income of $10 million and $14 million, respectively.

Underlying net income attributable to Kellogg Company for the quarters ended September 28, 2013 and September 29, 2012 includes postretirement benefit plan income of $2 million and $3 million, respectively. Underlying net income attributable to Kellogg Company for the year-to-date periods ended September 28, 2013 and September 29, 2012 includes postretirement benefit plan income of $7 million and $10 million, respectively.

Net sales and operating profit

The following table provides an analysis of net sales and operating profit performance for the third quarter of 2013 versus 2012:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2013 net sales	$883	$886	$281	$382	$729	$302	$253	$—	$3,716

2012 net sales	$903	$908	$264	$388	$685	$292	$280	$—	$3,720

% change—2013 vs. 2012:
As reported	(2.2)%	(2.5)%	6.2%	(1.5)%	6.4%	3.4%	(9.4)%	—%	(.1)%
Acquisitions/Divestitures	—%	.8%	—%	—%	—%	—%	(1.4)%	—%	—%
Integration (a)	—%	—%	—%	—%	—%	—%	(.6)%	—%	—%
Foreign currency impact	—%	—%	—%	(1.8)%	3.1%	(3.3)%	(10.3)%	—%	(.6)%
Internal business (b)	(2.2)%	(3.3)%	6.2%	.3%	3.3%	6.7%	2.9%	—%	.5%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated

2013 operating profit	$132	$105	$70	$70	$74	$39	$25	$(11)	$504

2012 operating profit	$134	$117	$62	$67	$76	$36	$29	$(8)	$513

% change—2013 vs. 2012:
As Reported	(1.7)%	(10.3)%	11.9%	6.7%	(3.1)%	8.4%	(15.1)%	(28.9)%	(1.7)%
Acquisitions / Divestitures	—%	1.3%	—%	—%	—%	—%	.2%	—%	.3%
Integration (a)	—%	5.3%	—%	(.3)%	(.1)%	—%	(5.3)%	67.9%	1.5%
Foreign currency impact	—%	—%	—%	(2.5)%	.8%	(6.0)%	(9.9)%	3.0%	(1.1)%
Internal business (b)	(1.7)%	(16.9)%	11.9%	9.5%	(3.8)%	14.4%	(.1)%	(99.8)%	(2.4)%
Mark-to-market (c)	—%	—%	—%	—%	—%	—%	—%	21.3%	.2%
Project K (d)	(3.7)%	(1.0)%	(.6)%	(.4)%	—%	(9.5)%	(2.4)%	(119.9)%	(3.2)%

Underlying internal (e)	2.0%	(15.9)%	12.5%	9.9%	(3.8)%	23.9%	2.3%	(1.2)%	.6%

(a)	Includes impact of integration costs associated with the Pringles acquisition.
(b)	Internal net sales and operating profit growth for 2013 exclude the impact of acquisitions, divestitures, integration costs and impact of foreign currency translation. Internal net sales and operating profit growth are non-GAAP financial measures which are reconciled to the directly comparable measures in accordance with U.S. GAAP within these tables.
(c)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. During the third quarter of 2013 and 2012, there were no pension mark-to-market adjustments recorded in earnings. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(d)	Costs incurred attributed to Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.
(e)	Underlying internal operating profit growth excludes the impact of foreign currency translation, pension plans and commodity contracts mark-to-market adjustments, Project K and, if applicable, acquisitions, dispositions, and integration costs associated with the acquisition of Pringles. The Company believes the use of this non-GAAP measure provides increased transparency and assists in understanding underlying operating performance. This non-GAAP measure is reconciled to the directly comparable measure in accordance with U.S. GAAP within this table.

Internal net sales for U.S. Morning Foods declined 2% as a result of decreased volume and pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages. Cereal category growth has been challenging, as expected, due to the timing of innovation scheduled for launch mid-year. Despite this category performance, Froot Loops® and Raisin Bran® posted solid consumption increases during the quarter. Toaster pastries reported solid consumption growth and share gains. Beverages continued to report increased consumption resulting from expanded distribution.

Internal net sales in U.S. Snacks declined 3% as a result of unfavorable volume, partially offset by improved pricing/mix. This segment consists of crackers, cereal bars, cookies, salty snacks, and fruit-flavored snacks. Crackers posted a decline as a result of lower in-market support and the impact of the difficult comparisons for Special K Cracker Chips® due to the launch of Popcorn Chips in the prior year. Cheez-It® and Townhouse® both continued to report strong consumption and share gains in the cracker segment behind the performance of innovations. The bars business was flat for the quarter as softness in existing products was offset by continued positive results from Special K Pastry Crisps® and Nutri-grain Fruit Crunch® innovations. The cookies business declined in the quarter as several brands underperformed while Keebler® cookies reported increased consumption for the quarter behind improved in-store execution with key customers. Salty snacks reported a decline for the quarter due to trade inventory reductions while consumption continued to grow during the quarter against a strong year-ago growth comparison.

Internal net sales in U.S. Specialty increased by 6% as a result of increased volume and pricing/mix. Sales growth was driven by good results in the convenience business due to innovation and distribution gains.

Internal net sales in North America Other (U.S. Frozen and Canada) increased slightly due to favorable pricing/mix being partially offset by decreased volume. Sales performance was driven by solid growth in the Canada business resulting from both volume and pricing improvements. The U.S. Frozen business reported a slight decline as a result of volume reduction against double-digit internal net sales growth in the prior year.

Internal net sales for Europe increased 3% as a result of increased volume and improved pricing/mix. Salty snacks reported strong double-digit growth in this segment. Latin America’s internal net sales growth was 7% due to improved pricing/mix and increased volume. Sales growth was reported in a majority of the markets in the segment, with Venezuela and Brazil posting double-digit gains. The salty snacks business also posted double-digit growth in Latin America. Internal net sales in Asia Pacific increased 3% as a result of increased volume and improved pricing/mix. India, Southeast Asia, and the salty snacks business all reported double-digit growth.

Underlying internal operating profit in U.S. Morning Foods improved by 2% due to improved gross margin and favorable timing of overhead investments more than offsetting a mid-single-digit increase in advertising investment. U.S. Snacks declined by 16% due to the impact from reduced sales, inflation, unfavorable timing of overhead investment, and a double-digit increase in advertising investment being partially offset by favorable timing of consumer promotion investments. U.S. Specialty improved by 12% as a result of the impact of sales growth, improved gross margin, and favorable timing of brand-building investments, which was partially offset by the unfavorable timing of overhead investment. North America Other improved by 10% due to improved gross margin and favorable timing of overhead investment being partially offset by a mid-single-digit increase in advertising investment. Europe declined by 4% due to the impact of a double-digit increase in advertising investment and an investment in several productivity initiatives during the quarter being partially offset by the impact of sales growth and favorable timing of overhead investments. Latin America improved by 24% due to the impact of sales growth and favorable timing of brand-building investment being partially offset by the impact of inflation and unfavorable timing of overhead investments. Asia Pacific improved by 2% for the quarter as the favorable impact from sales growth and timing of brand-building investment was partially offset by the impact of inflation.

The following table provides an analysis of net sales and operating profit performance for the year-to-date periods of 2013 as compared to 2012.

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2013 net sales	$2,657	$2,704	$932	$1,173	$2,144	$914	$767	$—	$11,291

2012 net sales	$2,692	$2,544	$864	$1,125	$1,836	$836	$737	$—	$10,634

% change—2013 vs. 2012:
As Reported	(1.3)%	6.3%	7.8%	4.3%	16.8%	9.3%	4.1%	—%	6.2%
Acquisitions/Divestitures (a)	—%	9.1%	4.0%	1.7%	14.2%	4.9%	9.4%	—%	6.1%
Integration impact (b)	—%	—%	—%	(.1)%	—%	—%	(.5)%	—%	—%
Foreign currency impact	—%	—%	—%	(1.1)%	.7%	(2.0)%	(7.3)%	—%	(.6)%

Internal business (c)	(1.3)%	(2.8)%	3.8%	3.8%	1.9%	6.4%	2.5%	—%	.7%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated

2013 operating profit	$475	$341	$210	$223	$220	$129	$63	(84)	$1,577

2012 operating profit	$465	$361	$189	$207	$210	$135	$79	(87)	$1,559

% change—2013 vs. 2012:
As Reported	2.2%	(5.5)%	11.1%	8.2%	4.8%	(4.1)%	(20.4)%	1.5%	1.1%
Acquisitions/Divestitures (a)	—%	9.5%	4.1%	1.5%	8.0%	5.0%	6.7%	(4.3)%	4.5%
Integration impact (b)	—%	(.8)%	—%	(.6)%	(1.6)%	(.2)%	(10.3)%	31.3%	.2%
Foreign currency impact	—%	—%	—%	(1.5)%	(.8)%	(7.7)%	(7.2)%	(.9)%	(1.3)%
Internal business (c)	2.2%	(14.2)%	7.0%	8.8%	(.8)%	(1.2)%	(9.6)%	(24.6)%	(2.3)%
Mark-to-market (d)	—%	—%	—%	—%	—%	—%	—%	(14.7)%	(.5)%
Project K (e)	(1.1)%	(.4)%	(.2)%	(.1)%	—%	(2.5)%	(.9)%	(9.8)%	(1.1)%

Underlying internal (f)	3.3%	(13.8)%	7.2%	8.9%	(.8)%	1.3%	(8.7)%	(.1)%	(.7)%

(a)	Impact of results for the year-to-date periods ended September 28, 2013 and September 29, 2012 from the acquisition of Pringles and the divestiture of Navigable Foods.
(b)	Includes impact of integration costs associated with the Pringles acquisition.
(c)	Internal net sales and operating profit growth for 2013 exclude the impact of acquisitions, divestitures, integration costs and impact of foreign currency translation. Internal net sales and operating profit growth are non-GAAP financial measures which are reconciled to the directly comparable measures in accordance with U.S. GAAP within these tables.
(d)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2012, asset returns exceeded expectations by $211 million but discount rates fell almost 100 basis points for pension plans resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2012. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. This amount has been recorded in earnings in the first quarter of 2013. During the third quarter of 2013 there were no pension mark-to-market adjustments recorded to earnings. In 2011, asset returns were lower than expected by $471 million and discount rates declined resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2011. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. During the third quarter of 2012, there were no pension mark-to-market adjustments recorded in earnings. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(e)	Costs incurred attributed to Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.

(f)	Underlying internal operating profit growth excludes the impact of foreign currency translation, pension plan and commodity contracts mark-to-market adjustments, Project K and, if applicable, acquisitions, dispositions, and integration costs associated with the acquisition of Pringles. The Company believes the use of this non-GAAP measure provides increased transparency and assists in understanding underlying operating performance. This non-GAAP measure is reconciled to the directly comparable measure in accordance with U.S. GAAP within this table.

Year-to-date internal net sales for U.S. Morning Foods declined 1% due to the cereal category growing slower than anticipated. This performance has been partially offset by continued growth in toaster pastries behind consumption growth and share gains.

U.S. Snacks year-to-date internal net sales declined approximately 3% due to the competitive environment. Plans are being executed to stabilize under-performing brands and improve in-store execution.

U.S. Specialty year-to-date internal net sales improved 4% due to strong innovation performance. This was partially offset by a reduction in trade inventory levels in the first half of the year. North America Other year-to-date internal net sales increased by 4% due to solid U.S. Frozen growth resulting from increased brand-building support behind innovation activity.

Europe’s year-to-date internal net sales improved by 2% due to strong performance in the salty snacks and improved performance in the UK being partially offset by the continued difficult operating environment in Continental Europe. Latin America’s year-to-date internal net sales improved by 6% due to significant improvements in pricing/mix and strong performance in Venezuela, Brazil, and salty snacks. Year-to-date internal net sales for Asia Pacific improved 2% resulting from good performance in India, Southeast Asia, Australia, and salty snacks.

Year-to-date underlying internal operating profit has improved in the majority of our segments as sales growth and cost containment have been able to offset the negative impact of significant inflation realized in the first three quarters of the year. Most of our businesses have been impacted by a majority of the anticipated full-year net inflation in the first three quarters of the year. We expect net deflation in the remainder of the year combined with lower SG&A spend resulting in improved profitability.

U.S. Snacks, Europe, and Asia Pacific reported year-to-date declines in underlying internal operating profit. The U.S. Snacks decline is primarily due to reduced sales and increased inflation. These impacts have been partially offset by reduced brand-building and overhead investments. Europe’s decline is primarily due to significant inflation realized during the year and investment in several productivity initiatives during the third quarter. The decline in Asia Pacific is primarily due to charges in the first quarter related to the closure of a plant in Australia.

Margin performance

Margin performance for the third quarter of 2013 versus 2012 is as follows:

Quarter	2013	2012	Change vs. prior year (pts.)

Reported gross margin (a)	39.0%	39.4%	(.4)
Project K (COGS) (c)	(0.2)%	—%	(.2)

Underlying gross margin (d)	39.2%	39.4%	(0.2)

Reported SGA%	(25.4)%	(25.6)%	.2
Project K (SGA) (c)	(0.2)%	—%	(.2)

Underlying SGA% (d)	(25.2)%	(25.6)%	.4

Reported operating margin	13.6%	13.8%	(.2)
Project K (c)	(0.4)%	—%	(.4)

Underlying operating margin (d)	14.0%	13.8%	.2

Year-to-date	2013	2012
Reported gross margin (a)	38.3%	40.0%	(1.7)
Mark-to-market (COGS) (e)	(0.5)%	(0.5)%	—

Underlying gross margin (d)	38.8%	40.5%	(1.7)

Reported SGA%	(24.3)%	(25.3)%	1.0
Project K (SGA) (c)	(0.1)%	—%	(.1)

Underlying SGA% (d)	(24.2)%	(25.3)%	1.1

Reported operating margin	14.0%	14.7%	(.7)
Mark-to-market (e)	(0.5)%	(0.5)%	—
Project K (c)	(0.1)%	—%	(.1)

Underlying operating margin (d)	14.6%	15.2%	(.6)

(a)	Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.
(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. During the third quarter of 2013 and 2012, there were no pension mark-to-market adjustments recorded to earnings. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(c)	Costs incurred attributed to Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.
(d)	Underlying gross margin, underlying SGA%, and underlying operating margin are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments and Project K. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance.

(e)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2012, asset returns exceeded expectations by $211 million but discount rates fell almost 100 basis points for pension plans resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2012. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. This amount has been recorded in earnings in the first quarter of 2013. During the third quarter of 2013, there were no pension mark-to-market adjustments recorded to earnings. In 2011, asset returns were lower than expected by $471 million and discount rates declined resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2011. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. During the third quarter of 2012, there were no pension mark-to-market adjustments recorded to earnings. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.

Underlying gross margin for the quarter, which excludes the impact of mark-to-market adjustments and the impact of the Project K, declined by 20 basis points due to the impact of inflation, net of cost savings. Underlying SG&A %, which excludes the impact of mark-to-market adjustments and the impact of the Project K, improved by 40 basis points as a result of reduced integration costs, as well as cost containment across overhead and consumer promotion.

On a year-to-date basis, underlying gross margin declined 170 basis points due to the impact of inflation, net of cost savings, and the impact of the lower margin structure of the Pringles business. Underlying SG&A% improved by 110 basis points as a result of favorable overhead leverage and synergies resulting from the Pringles acquisition, as well as brand-building investment that increased at a rate lower than sales growth.

Our underlying gross profit, underlying SG&A, and underlying operating profit measures are reconciled to the most comparable GAAP measure as follows:

Quarter
(dollars in millions)	2013	2012
Reported gross profit (a)	$1,450	$1,466
Mark-to-market (COGS) (b)	2	—
Project K (COGS) (c)	(6)	—
Underlying gross profit (d)	$1,454	$1,466

Reported SGA	$946	$953
Project K (SGA) (c)	11	—

Underlying SGA (d)	$935	$953

Reported operating profit	$504	$513
Mark-to-market (b)	2	—
Project K (c)	(17)	—

Underlying operating profit (d)	$519	$513

Year-to-date
(dollars in millions)	2013	2012
Reported gross profit (a)	$4,320	$4,258
Mark-to-market (COGS) (e)	(59)	(50)
Project K (COGS) (c)	(6)	—

Underlying gross profit (d)	$4,385	$4,308

Reported SGA	$2,743	$2,699
Project K (SGA) (c)	11	—

Underlying SGA (d)	$2,732	$2,699

Reported operating profit	$1,577	$1,559
Mark-to-market (e)	(59)	(50)
Project K (c)	(17)	—

Underlying operating profit (d)	$1,653	$1,609

(a)	Gross profit is equal to net sales less cost of goods sold.
(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. During the third quarter of 2013 and 2012, there were no pension mark-to-market adjustments recorded to earnings. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(c)	Costs incurred attributed to Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.
(d)	Underlying gross profit, underlying SGA, and underlying operating profit are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments and Project K. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance.

(e)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2012, asset returns exceeded expectations by $211 million but discount rates fell almost 100 basis points for pension plans resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2012. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. This amount has been recorded in earnings in the first quarter of 2013. During the third quarter of 2013 there were no pension mark-to-market adjustments recorded to earnings. In 2011, asset returns were lower than expected by $471 million and discount rates declined resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2011. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. During the third quarter of 2012, there were no pension mark-to-market adjustments recorded in earnings. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.

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

Exit or disposal activities

We view our continued spending on cost-reduction initiatives as part of our on-going operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are expected to recover cash implementation costs within a five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project is expected to deliver cash savings and/or reduced depreciation.

Project K

On November 4, 2013, we announced Project K, a global four-year efficiency and effectiveness program. The program is expected to generate a significant amount of savings, once all phases are approved and implemented, that will be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow.

The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.

We currently anticipate that the program will result in total pre-tax charges, once all phases are approved and implemented, of $1.2 to $1.4 billion, with cash costs estimated to be $900 million to $1.1 billion. Cash expenditures are estimated to be approximately $15 million in 2013, approximately $250 million in 2014, and the balance of $650-$850 million thereafter. We expect the charges will consist of asset-related costs totaling $450 to $500 million which will consist primarily of asset impairments and other exit-related costs; employee-related costs totaling $425 to $475 million which will include severance, pension and other termination benefits; and other costs totaling $325 to $425 million which will consist primarily of charges related to the design and implementation of global business capabilities. A significant portion of other costs are the result of the implementation of global business service centers which are intended to simplify and standardize business support processes.

We currently expect that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 18%), U.S. Snacks (approximately 10%), U.S. Specialty (approximately 2%),

North America Other (approximately 3%), Europe (approximately 8%), Latin America (approximately 5%), Asia-Pacific (approximately 7%), and Corporate (approximately 47%). A majority of the costs impacting Corporate relate to additional initiatives to be executed after 2014 that are currently not fully defined. As the development of these initiatives is completed, we will update our estimated costs by reportable segment as needed.

As a result of Project K, we anticipate that capital spending will be impacted for at least the next two years. Our current business model assumes capital spending to be approximately 3-4% of net sales annually. For the next two years, capital spending is expected to be approximately 4-5% as a result of Project K activities.

Due to the difference in timing between expected cash costs for the project and expected future cash savings, we anticipate funding the project through a combination of cash on hand and short-term debt.

We also expect that the project will have an impact on our consolidated effective income tax rate during the execution of the project due to the timing of charges being taken in different tax jurisdictions. The impact of this project on our consolidated effective income tax rate will be excluded from the underlying income tax rate that will be disclosed on a quarterly basis.

In the third quarter, we recognized charges of $17 million that have been attributed to the program. The tables below outline the details of these charges:

Project K

	Quarter ended	Year-to-date period ended
(millions)	September 28, 2013	September 28, 2013
Employee related costs	$8	$8
Asset related costs	—	—
Other costs	9	9

Total	$17	$17

	Quarter ended	Year-to-date period ended
(millions)	September 28, 2013	September 28, 2013
U.S. Morning Foods	$5	$5
U.S. Snacks	1	1
U.S. Specialty	1	1
Latin America	3	3
Asia Pacific	1	1
Center	6	6

Total	$17	$17

Other costs incurred during the quarter ended September 28, 2013 consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

At September 28, 2013 exit cost reserves for Project K were $6 million. The following table provides details for Project K exit cost reserves.

(millions)	Balance December 29, 2012	Costs Incurred	Cash Payments	Balance September 28, 2013
Project K	$—	$17	$(11)	$6

During 2013, total charges of $175 to $200 million are expected to be incurred. Savings are expected to be minimal in 2013, increasing each subsequent year, and ultimately reaching $425 to $475 million annually in 2018. The majority of these savings are expected to be cash savings.

Interest expense

For the quarter and year-to-date periods ended September 28, 2013, interest expense was $56 million and $177 million, respectively, as compared to the quarter and year-to-date periods ended September 29, 2012 with interest expense of $73 million and $195 million, respectively. The decrease in interest expense from the prior year is due primarily to the payoff of debt replaced by a combination of lower yield debt and commercial paper.

For the full year 2013, we expect gross interest expense to be approximately $230-$240 million, compared to 2012’s full year interest expense of $261 million.

Income taxes

The consolidated effective income tax rate was 27% for the quarter ended September 28, 2013, as compared to 29% for the comparable quarter of 2012. Excluding the impact of the mark-to-market adjustments for pension plans and commodity contracts as well as the impact of costs incurred attributed to Project K, underlying effective tax rates were 28% for the quarter ended September 28, 2013 and 29% for the comparable quarter of 2012. Refer to Note 8 of the Consolidated Financial Statements for further discussion.

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

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
	September 28,	September 29,
(millions)	2013	2012
Net cash provided by (used in):
Operating activities	$1,389	$1,375
Investing activities	(364)	(2,928)
Financing activities	(982)	1,397
Effect of exchange rates on cash and cash equivalents	(24)	1

Net increase (decrease) in cash and cash equivalents	$19	$(155)

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the year-to-date period ended September 28, 2013 amounted to $1.389 billion, an increase of $14 million over the same period in 2012. The increase compared to the prior year is primarily due to increased cash flow from inventory, taxes and other non-working capital assets and liabilities. This was partially offset by unfavorable cash flow impacts to accounts payable and accrued advertising and promotion which was directly related to the one-time benefit received in 2012 from the acquisition of Pringles.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 30 days for each of the 12 month periods ended September 28, 2013 and September 29, 2012. Compared with the 12 month period ended September 29, 2012, the 2013 cash conversion cycle was relatively consistent for inventory, trade receivables and trade payables.

Our pension and other postretirement benefit plan contributions amounted to $42 million and $43 million for the year-to-date periods ended September 28, 2013 and September 29, 2012, respectively. For the full year 2013, we currently expect that our contributions to pension and other postretirement plans will total approximately $60 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Year-to-date period ended
(millions)	September 28, 2013	September 29, 2012	Change versus prior year
Net cash provided by operating activities	$1,389	$1,375	1.0%
Additions to properties	(363)	(262)
Cash flow	$1,026	$1,113	(7.8)%

For the full-year 2013, we are projecting cash flow (as defined) to be approximately $1.1 billion to $1.2 billion.

Investing activities

Our net cash used in investing activities for the year-to-date period ended September 28, 2013 amounted to $364 million compared to $2.928 billion in the same period of 2012. The year-over-year decrease was primarily attributable to the $2.674 billion acquisition of Pringles in 2012. For the full-year 2013, we project capital spending to be slightly higher than 4% of net sales.

Financing activities

Our net cash used in financing activities for the year-to-date period ended September 28, 2013 amounted to $982 million compared to net cash provided by financing activities of $1.397 billion in the same period of 2012. The decrease compared to the prior year is primarily due to the borrowings in 2012 for the Pringles acquisition. The cash used in financing activities for the year-to-date period ended September 28, 2013 was primarily a result of net retirements of long-term debt, payment of dividends and common stock repurchases, partially offset by the issuance of common stock.

In February 2013, we issued long-term debt for net proceeds of approximately $645 million and in March 2013, retired $749 million of long-term debt at maturity.

In April 2010, our board of directors approved a $2.5 billion, three-year share repurchase program for 2010 through 2012. As of September 29, 2012, total purchases under the repurchase authorization amounted to 37 million shares totaling $1.9 billion, with $63 million repurchased in 2012. In December 2012, our board of directors approved a $300 million share repurchase program for 2013. In April 2013, the board of directors approved a $1 billion share repurchase program expiring in April 2014. This authorization supersedes the December 2012 authorization and is intended to allow us to repurchase shares to offset the impact of proceeds from the exercise of options through the end of 2013, and to begin our 2014 purchase plan. Actual repurchases could be different from our current expectations, as influenced by factors such as the impact of changes in our stock price and other competing priorities. In May 2013, we entered into an Accelerated Share Repurchase (ASR) Agreement with a financial institution counterparty and paid $355 million for the repurchase of shares during the term of the Agreement which extended through August 2013. The total number of shares delivered upon settlement of the ASR was based upon the volume weighted average price of the Company’s stock over the term of the agreement. Total purchases in 2013, including shares delivered under the ASR, amounted to approximately 9 million shares totaling $544 million.

We paid cash dividends of $486 million in the year-to-date period ended September 28, 2013, compared to $464 million during the same period in 2012. In October 2013, the board of directors declared a dividend of $.46 per common share, payable on December 16, 2013 to shareholders of record at the close of business on December 2, 2013. The dividend is consistent with our current plan to maintain our dividend pay-out between 40% and 50% of reported net income.

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

Forward-looking statements

This Report contains “forward-looking statements” with projections concerning, among other things, the Company’s global growth and efficiency program (Project K), the integration of the Pringles® business, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; costs, charges, rates of return, asset write-offs and expenditures and costs related to productivity or efficiency initiatives; workforce reductions, savings, the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expects,” “believes,” “will,” “can,” “anticipates,” “projects,” “should,” “estimates,” “implies,” or words or phrases of similar meaning. For example, forward-looking statements are found in Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:

•

the ability to implement Project K as planned, whether the expected amount of costs associated with Project K will exceed forecasts, whether the Company will be able to realize the anticipated benefits from Project K in the amounts and times expected;

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

Refer to disclosures contained within Item 7A of our 2012 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of September 28, 2013.

During the year-to-date period ended September 28, 2013 we terminated interest rate swaps with notional amounts totaling $1.7 billion which were previously designated as fair value hedges of certain U.S. Dollar Notes. Additionally during the year-to-date period ended September 28, 2013 we entered into new interest rate swaps with notional amounts totaling $1.9 billion that are designated as fair value hedges of certain U.S. Dollar Notes. Refer to Note 5 within Notes to Consolidated Financial Statements.

The total notional amount of interest rate swaps at September 28, 2013 was $2.4 billion, representing a net settlement obligation of $43 million. The total notional amount of interest rate swaps at December 29, 2012 was $2.2 billion, representing a settlement receivable of $64 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased annual interest expense by approximately $36 million at September 28, 2013 and $24 million at year-end December 29, 2012.

Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. In February 2013, the Venezuelan government announced a 46.5% devaluation of the official exchange rate. Additionally, the Transaction System for Foreign Currency Denominated Securities (SITME) was eliminated. Accordingly, in 2013 we began using the official exchange rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollar. For the year-to-date period ended September 28, 2013, we recognized a $14 million charge as a result of the devaluation of the official Venezuelan exchange rate. Our Venezuelan subsidiary represents 1% of total net sales and 2% of total operating profit for the Company on a year-to-date basis.

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

As of September 28, 2013, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Other than noted below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 29, 2012. The risk factors disclosed under this Part II, Item 1A and in Part I, Item 1A to our Annual report on Form 10-K for the fiscal year ended December 29, 2012, in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

We may not realize the benefits that we expect from our global four-year efficiency and effectiveness program (Project K).

In November 2013, the Company announced a global four-year efficiency and effectiveness program (Project K). The successful implementation of Project K presents significant organizational design and infrastructure challenges and in many cases will require successful negotiations with third parties, including labor organizations, suppliers, business partners, and other stakeholders. In addition, the project may not advance our business strategy as expected. As a result, we may not be able to implement Project K as planned, including realizing, in full or in part, the anticipated benefits from our program. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of the program, our ability to fund other initiatives may be adversely affected. Any failure to implement Project K in accordance with our expectations could adversely affect our financial condition, results of operations and cash flows.

In addition, the complexity of Project K will require a substantial amount of management and operational resources. Our management team must successfully implement administrative and operational changes necessary to achieve the anticipated benefits of Project K. These and related demands on our resources may divert the organization’s attention from existing core businesses, integrating or separating personnel and financial or other systems, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. As a result our financial condition, results of operations or cash flows may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
6/30/13-7/27/13	—	—	—	$492

Month #2: (+)
7/28/13-8/24/13	0.6	$58.08	0.6	$456

Month #3:
8/25/13-9/28/13	—	—	—	$456

Total	0.6	$58.08	0.6

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

(+)	In May 2013, the Company entered into an Accelerated Share Repurchase (ASR) Agreement with a financial institution counterparty and paid $355 for the repurchase of shares during the term of the Agreement, which extended through August 2013. The Company received 0.6 million of these shares in August upon settlement of the ASR at an average cost of $58.08 per share.

Item 6. Exhibits

(a)	Exhibits:

10.1	Agreement between us and Brad Davidson, dated August 21, 2013

31.1	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant

31.2	Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger

32.1	Section 1350 Certification from John A. Bryant

32.2	Section 1350 Certification from Ronald L. Dissinger

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ M. A. Dangel
M. A. Dangel
Principal Accounting Officer; Vice President — Corporate Controller

Date: November 5, 2013

KELLOGG COMPANY

EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)

10.1	Agreement between us and Brad Davidson, dated August 21, 2013	E

31.1	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant	E

31.2	Rule 13a-14(e)/15d-14(a) Certification from Ronald L. Dissinger	E

32.1	Section 1350 Certification from John A. Bryant	E

32.2	Section 1350 Certification from Ronald L. Dissinger	E

101.INS	XBRL Instance Document	E

101.SCH	XBRL Taxonomy Extension Schema Document	E

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E