Form 10-K
period 2013-12-28
KELLOGG CO
filed 2014-02-24
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on June 29, 2013 was approximately $18.4 billion based on the closing price of $64.23 for one share of common stock, as reported for the New York Stock Exchange on that date.

As of January 25, 2014, 361,686,112 shares of the common stock of the registrant were issued and outstanding.

Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 25, 2014 are incorporated by reference into Part III of this Report.

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

Financial Information About Segments. Information on segments is located in Note 16 within Notes to the Consolidated Financial Statements.

Principal Products. Our principal products are ready-to-eat cereals and convenience foods, such as cookies, crackers, savory snacks, toaster pastries, cereal bars, fruit-flavored snacks, frozen waffles and veggie foods. These products were, as of February 24, 2014, manufactured by us in 18 countries and marketed in more than 180 countries. Our cereal products are generally marketed under the Kellogg’s name and are sold to the grocery trade through direct sales forces for resale to consumers. We use broker and distributor arrangements for certain products. We also generally use these, or similar arrangements, in less-developed market areas or in those market areas outside of our focus.

We also market cookies, crackers, crisps, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Murray, Austin and Famous Amos, to supermarkets in the United States through a direct store-door (DSD) delivery system, although other distribution methods are also used.

Additional information pertaining to the relative sales of our products for the years 2011 through 2013 is located in Note 16 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Raw Materials. Agricultural commodities, including corn, wheat, potato flakes, soy bean oil, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and plastic are the principal packaging materials used by us. We continually monitor world supplies and prices of such commodities (which include such packaging materials), as well as government trade policies. The cost of such commodities may fluctuate widely due to government policy and regulation, weather conditions, climate change or other unforeseen circumstances. Continuous efforts are made to maintain and improve the quality and supply of such commodities for purposes of our short-term and long-term requirements.

The principal ingredients in the products produced by us in the United States include corn grits, wheat and wheat derivatives, potato flakes, oats, rice, cocoa and chocolate, soybeans and soybean derivatives, various fruits, sweeteners, flour, vegetable oils, dairy products, eggs, and other filling ingredients, which are obtained from various sources. Most of these commodities are purchased principally from sources in the United States.

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

Trademarks and Technology. Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to cereals and convenience foods manufactured and marketed by us, and we also grant licenses to third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals, convenience foods and our other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Cinnamon Crunch Crispix, Choco Zucaritas, Cocoa Krispies, Complete, Kellogg’s Corn Flakes, Corn Pops, Cracklin’ Oat Bran, Crispix, Cruncheroos, Crunchmania, Crunchy Nut, Eggo, Kellogg’s FiberPlus, Froot Loops, Kellogg’s Frosted Flakes, Krave, Frosted Krispies, Frosted Mini-Wheats, Fruit Harvest, Just Right, Kellogg’s Low Fat Granola, Mueslix, Pops, Product 19, Kellogg’s Raisin Bran, Raisin Bran Crunch, Rice Krispies, Rice Krispies

Treats, Smacks/Honey Smacks, Smart Start, Kellogg’s Smorz, Special K, Special K Red Berries and Zucaritas in the United States and elsewhere; Crusli, Sucrilhos, Vector, Musli, NutriDia, and Choco Krispis for cereals in Latin America; Vive and Vector in Canada; Coco Pops, Chocos, Frosties, Fruit‘N Fibre, Kellogg’s Crunchy Nut Corn Flakes, Krave, Honey Loops, Kellogg’s Extra, Sustain, Muslix, Country Store, Ricicles, Smacks, Start, Pops, Optima and Tresor for cereals in Europe; and Cerola, Sultana Bran, Chex, Frosties, Goldies, Rice Bubbles, Nutri-Grain, Kellogg’s Iron Man Food, and BeBig for cereals in Asia and Australia. Additional trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak, Jumbo, and Variety.

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

The slogans The Best To You Each Morning, The Original & Best, They’re Gr-r-reat!, The Difference is K, Supercharged, Earn Your Stripes and Gotta Have My Pops, are used in connection with our ready-to-eat cereals, along with L’ Eggo my Eggo, used in connection with our frozen waffles and pancakes, Elfin Magic, Childhood Is Calling, The Cookies in the Passionate Purple Package. Uncommonly Good and Baked with Care used in connection with convenience food products, Seven Whole Grains on a Mission used in connection with Kashi natural foods and See Veggies Differently used in connection with meat and egg alternatives and Everything Pops With Pringles used in connection with potato crisps are also important Kellogg trademarks.

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

Customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2013, comprised principally of sales within the United States. At December 28, 2013, approximately 18% of our consolidated receivables balance and 30% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2013. During 2013, our top five customers, collectively, including Wal-Mart, accounted for approximately 32% of our consolidated net sales and approximately 45% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry in recent years and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.

Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 28, 2013 and December 29, 2012 was not material to us.

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

Research and Development. Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately (in millions): 2013-$199; 2012-$206; 2011-$192.

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

Employees. At December 28, 2013, we had approximately 30,277 employees.

Financial Information About Geographic Areas. Information on geographic areas is located in Note 16 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Executive Officers. The names, ages, and positions of our executive officers (as of February 24, 2014) are listed below, together with their business experience. Executive officers are elected annually by the Board of Directors.

James M. Jenness	67

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

John A. Bryant	48

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

Ronald L. Dissinger	55

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

Alistair D. Hirst	54

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

Samantha J. Long	46

Senior Vice President, Global Human Resources

Ms. Long assumed her current position January 1, 2013. She joined the company in 2003 as Director, Human Resources for the United Kingdom, Republic of Ireland and Middle East/Mediterranean businesses as well as the European finance, sales, human resources, research and development, information technology, communications and innovations functions. In 2006, Ms. Long transferred to the United States when she was promoted to Vice President, Human Resources, U.S. Morning Foods & Kashi. She also served as human resources business partner to the senior vice president of global human resources. From 2008 to 2013, she held the position of Vice President, Human Resources, Kellogg North America. Before joining the company, she was head of human resources for Sharp Electronics based in the United Kingdom. Prior to that role, she held a number of positions in her 15-year tenure with International Computers Limited, part of the Fujitsu family of companies.

Paul T. Norman	49

Senior Vice President, Kellogg Company

Chief Growth Officer

Paul Norman was appointed Senior Vice President, Kellogg Company in December 2005 and Chief Growth Officer in October 2013. Mr. Norman joined Kellogg’s U.K. sales organization in 1987. From 1989 to 1996, Mr. Norman was promoted to several marketing roles in France and Canada. He was promoted to director, marketing, Kellogg de Mexico in January 1997; to Vice President, Marketing, Kellogg USA in February 1999; to President, Kellogg Canada Inc. in December 2000; and to Managing Director, United Kingdom/Republic of Ireland in February 2002. In September 2004, Mr. Norman was appointed to Vice President, Kellogg Company, and President, U.S. Morning Foods. In August 2008, Mr. Norman was promoted to President, Kellogg International.

Gary H. Pilnick	49

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

Maribeth A. Dangel	48

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

Forward-Looking Statements. This Report contains “forward-looking statements” with projections concerning, among other things, the Company’s global growth and efficiency program (Project K), the integration of the Pringles® business, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including the ability to implement Project K as planned, whether the expected amount of costs associated with Project K will exceed forecasts, whether the Company will be able to realize the anticipated benefits from Project K in the amounts and times expected, the ability to realize the anticipated benefits and synergies from the Pringles® acquisition in the amounts and at the times expected, the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices; labor costs; disruptions or inefficiencies in supply chain; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations; the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts, or political unrest; other items; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

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

A shortage in the labor pool, failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations could increase labor cost, which could have a material adverse effect on our consolidated operating results or financial condition.

Additionally, our labor costs include the cost of providing benefits for employees. We sponsor a number of defined benefit plans for employees in the United States and various foreign locations, including pension, retiree health and welfare, active health care, severance and other postemployment benefits. We also participate in a number of multiemployer pension plans for certain of our manufacturing locations. Our major pension plans and U.S. retiree health and welfare plans are funded with trust assets invested in a globally diversified portfolio of equity securities with smaller holdings of bonds, real estate and other investments. The annual cost of benefits can vary significantly from year to year and is materially affected by such factors as changes in the assumed or actual rate of return on major plan assets, a change in the weighted-average discount rate used to measure obligations, the rate or trend of health care cost inflation, and the outcome of collectively-bargained wage and benefit agreements. Many of our employees are covered by collectively-bargained agreements and other employees may seek to be covered by collectively-bargained agreements. Strikes or work stoppages and interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could adversely impact our operating results. The terms and conditions of existing, renegotiated or new agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.

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

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2013, comprised principally of sales within the United States. At December 28, 2013, approximately 18% of our consolidated receivables balance and 30% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2013. During 2013, our top five customers, collectively, including Wal-Mart, accounted for approximately 32% of our consolidated net sales and approximately 45% of U.S. net sales. As the retail grocery trade continues to consolidate and mass marketers become larger, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer for an extended length of time could negatively impact our sales and profits.

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

The enactment of or increases in tariffs, including value added tax, or other changes in the application of existing taxes, in markets in which we are currently active, for example, in Mexico, or may be active in the future, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

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

Our activities, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Food and Drug Administration, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce and Labor, as well as similar and other authorities outside the United States, International Accords and Treaties and others, including voluntary regulation by other bodies. In addition, legal and regulatory systems in emerging and developing markets may be less developed, and less certain. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. The manufacturing, marketing and distribution of food products are subject to governmental regulation that impose additional regulatory requirements. Those regulations control such matters as food quality and safety, ingredients, advertising, product or production requirements, labeling, import or export of our products or ingredients, relations with distributors and retailers, health and safety, the environment, and restrictions on the use of government programs, such as Supplemental Nutrition Assistance Program, to purchase certain of our products. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax, anticorruption standards, and environmental matters. The need to comply with new, evolving or revised tax, environmental, food quality and safety or other laws or regulations, or new, evolving or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Even if regulatory review does not result in these types of determinations, it could potentially create negative publicity or perceptions which could harm our business or reputation.

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

We have indebtedness that is substantial in relation to our shareholders’ equity. As of December 28, 2013, we had total debt of approximately $7.4 billion and total Kellogg Company equity of $3.5 billion.

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

Current economic conditions globally may delay or reduce purchases by our customers and consumers. This could result in reductions in sales of our products, reduced acceptance of innovations, and increased price competition. Deterioration in economic conditions in any of the countries in which we do business could also cause slower collections on accounts receivable which may adversely impact our liquidity and financial condition. Financial institutions may be negatively impacted by economic conditions and may consolidate or cease to do business which could result in a tightening in the credit markets, a low level of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets. There could be a number of effects from a financial institution credit crisis on our business, which could include impaired credit availability and financial stability of our customers, including our suppliers, co-manufacturers and distributors. A disruption in financial markets may also have an effect on our derivative counterparties and could also impair our banking partners on which we rely for operating cash management. Any of these events would likely harm our business, results of operations and financial condition.

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

As of December 28, 2013, the carrying value of intangible assets totaled approximately $7.4 billion, of which $5.0 billion was goodwill and $2.4 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $15.5 billion and total Kellogg Company equity of $3.5 billion.

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

We increasingly rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to the reporting of our results of operations. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, consumers and suppliers depends on information technology. Our information technology systems may be vulnerable to a variety of interruptions, as a result of updating our SAP platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. Moreover, our computer systems have been, and will likely continue to be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm. To date, we have not experienced a material breach of cybersecurity. While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

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

We operated, as of February 24, 2014, manufacturing plants and distribution and warehousing facilities totaling more than 35 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants or facilities in San Jose, California; Atlanta, Augusta, Columbus, and Rome, Georgia; Chicago, Illinois; Seelyville, Indiana; Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary and Charlotte, North Carolina; Cincinnati and Zanesville, Ohio; Muncy, Pennsylvania; Jackson and Rossville, Tennessee; Clearfield, Utah; and Allyn, Washington.

Outside the United States, we had, as of February 24, 2014, additional manufacturing locations, some with warehousing facilities, in Australia, Belgium, Brazil, Canada, Colombia, Ecuador, Germany, Great Britain, India, Japan, Mexico, Poland, Russia, South Africa, South Korea, Spain, Thailand, and Venezuela.

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

In December 2012, our board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $300 million during 2013. On April 26, 2013, the board of directors approved an authorization to repurchase up to $1 billion in shares through April 2014. In February 2014, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. During 2013, the Company repurchased approximately 9 million shares for a total of $544 million.

The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended December 28, 2013.

(millions, except per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1: 9/29/13-10/26/13	—	—	—	$456

Month #2: 10/27/13-11/23/13	—	—	—	$456

Month #3: 11/24/13-12/28/13	—	—	—	$456

ITEM 6. SELECTED FINANCIAL DATA

Kellogg Company and Subsidiaries

Selected Financial Data

(millions, except per share data and number of employees)	2013	2012	2011	2010	2009
Operating trends
Net sales	$14,792	$14,197	$13,198	$12,397	$12,575
Gross profit as a % of net sales	41.3%	38.3%	39.0%	43.1%	43.0%
Underlying gross profit as a % of net sales (a)	39.0%	40.1%	41.9%	43.0%	42.7%
Depreciation	523	444	367	370	381
Amortization	9	4	2	22	3
Advertising expense	1,131	1,120	1,138	1,130	1,091
Research and development expense	199	206	192	187	181
Operating profit	2,837	1,562	1,427	2,037	2,132
Underlying operating profit (a)	2,098	2,014	2,109	2,046	1,959
Operating profit as a % of net sales	19.2%	11.0%	10.8%	16.4%	17.0%
Underlying operating profit as a % of net sales (a)	14.2%	14.2%	16.0%	16.5%	15.6%
Interest expense	235	261	233	248	295
Net income attributable to Kellogg Company	1,807	961	866	1,287	1,289
Underlying net income attributable to Kellogg Company (a)	1,332	1,265	1,321	1,286	1,184
Average shares outstanding:
Basic	363	358	362	376	382
Diluted	365	360	364	378	384
Per share amounts:
Basic	4.98	2.68	2.39	3.43	3.38
Comparable basic (b)	3.80	3.62	3.64	3.42	3.10
Diluted	4.94	2.67	2.38	3.40	3.36
Comparable diluted (b)	3.77	3.61	3.62	3.40	3.09
Cash flow trends
Net cash provided by operating activities	$1,807	$1,758	$1,595	$1,008	$1,643
Capital expenditures	637	533	594	474	377
Net cash provided by operating activities reduced by capital expenditures (c)	1,170	1,225	1,001	534	1,266
Net cash used in investing activities	(641)	(3,245)	(587)	(465)	(370)
Net cash provided by (used in) financing activities	(1,141)	1,317	(957)	(439)	(1,182)
Interest coverage ratio (d)	10.9	9.5	10.6	9.9	7.9
Capital structure trends
Total assets (e)	$15,474	$15,169	$11,943	$11,840	$11,180
Property, net	3,856	3,782	3,281	3,128	3,010
Short-term debt and current maturities of long-term debt	1,028	1,820	995	996	45
Long-term debt	6,330	6,082	5,037	4,908	4,835
Total Kellogg Company equity (e)	3,545	2,404	1,796	2,151	2,255
Share price trends
Stock price range	$55-68	$46-57	$48-58	$47-56	$36-54
Cash dividends per common share	1.80	1.74	1.67	1.56	1.43
Number of employees	30,277	31,006	30,671	30,645	30,949

(a)	Underlying gross profit as a percentage of net sales, underlying operating profit, underlying operating profit as a percentage of net sales, and underlying net income attributable to Kellogg Company, are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments and cost related to Project K. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance. These non-GAAP measures are reconciled to the directly comparable measures in accordance with U.S. GAAP within our Management’s Discussion and Analysis.

(b)	Comparable basic earnings per share and comparable diluted earnings per share are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments, the impact of Project K costs, and the impact of integration costs, net of one-time benefits, related to the acquisition of the Pringles business.

(c)	We use this non-GAAP financial measure, which is reconciled above, to focus management and investors on the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, and share repurchase.

(d)	Interest coverage ratio is calculated based on underlying net income attributable to Kellogg Company before interest expense, underlying income taxes, depreciation and amortization, divided by interest expense.

(e)	2012 Balances have been revised as discussed in Note 2 to the financial statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Kellogg Company and Subsidiaries

RESULTS OF OPERATIONS

Business overview

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

We manage our Company for sustainable performance defined by our long-term annual growth targets. These targets are 3 to 4% for internal net sales, mid-single-digit (4 to 6%) for underlying internal operating profit, and high-single-digit (7 to 9%) for currency-neutral comparable diluted net earnings per share.

During 2013 we announced Project K, a four-year efficiency and effectiveness program. The program is expected to generate a significant amount of savings, once all phases are approved and implemented, that will be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow. See the Exit or disposal activities section for more information.

Comparability

Internal net sales growth excludes the impact of foreign currency translation and, if applicable, acquisitions, dispositions and integration costs associated with the acquisition of the Pringles® business (Pringles).

Comparability of certain financial measures is impacted significantly by two types of charges: 1) Mark-to-market adjustments that are recorded for pensions and commodity derivative contracts; and 2) Charges related to Project K. To provide increased transparency and assist in understanding our underlying operating performance we use non-GAAP financial measures within the MD&A that exclude the impact of these charges. These non-GAAP financial measures include underlying gross margin, underlying gross profit, underlying SGA%, underlying operating margin, underlying operating profit, underlying operating profit growth, underlying income taxes, underlying effective tax rate, and underlying net income attributable to Kellogg Company. Underlying internal operating profit growth excludes the following impacts, if applicable: foreign currency translation, mark-to-market adjustments, acquisitions, dispositions, transaction and integration costs associated with the acquisition of the Pringles business, and charges related to Project K.

Additionally, integration costs associated with the acquisition of the Pringles business are excluded from comparable basic earnings per share (EPS), comparable diluted EPS, and comparable diluted EPS growth.

Financial results

For the full year 2013, our reported net sales increased by 4.2% and internal net sales increased by 0.3%. We experienced solid internal net sales growth in U.S. Specialty, North America Other, Europe, Latin America, and Asia Pacific while internal net sales in U.S. Morning Foods and U.S. Snacks declined. Reported operating profit increased by 81.6%, and underlying internal operating profit increased by 1.3%. The increased profit was driven by the slight increase in sales and cost management across selling, general and administrative expense partially offset by cost of goods sold inflation and business mix driven by softness in several developed markets.

Diluted EPS of $4.94 was up 85.0% compared to the prior year of $2.67. Comparable diluted EPS of $3.77 increased by 4.4% compared to prior year of $3.61 and was in line with our expectations.

Reconciliation of certain non-GAAP Financial Measures

Consolidated results (dollars in millions, except per share data)	2013	2012	2011
Reported operating profit	$2,837	$1,562	$1,427
Mark-to-market (a)	947	(452)	(682)
Project K (b)	(208)	—	—
Underlying operating profit (c)(d)	$2,098	$2,014	$2,109
Reported income taxes	$792	$363	$320
Mark-to-market (a)	319	(148)	(227)
Project K (b)	(55)	—	—
Underlying income taxes (c)	$528	$511	$547
Reported effective income tax rate	30.4%	27.4%	27.0%
Mark-to-market (a)	1.9	(1.4)	(2.3)
Project K (b)	0.2	—	—
Underlying effective income tax rate (c)(e)	28.3%	28.8%	29.3%
Reported net income attributable to Kellogg Company	$1,807	$961	$866
Mark-to-market (a)	628	(304)	(455)
Project K (b)	(153)	—	—
Underlying net income attributable to Kellogg Company (c)(d)	$1,332	$1,265	$1,321
Reported basic EPS	$4.98	$2.68	$2.39
Mark-to-market (a)	1.73	(0.85)	(1.25)
Pringles integration costs	(0.13)	(0.09)	—
Project K (b)	(0.42)	—	—
Comparable basic EPS (f)	$3.80	$3.62	$3.64
Comparable basic EPS growth (f)	5.0%	(0.5)%	6.4%
Reported diluted EPS	$4.94	$2.67	$2.38
Mark-to-market (a)	1.72	(0.85)	(1.24)
Pringles integration costs	(0.13)	(0.09)	—
Project K (b)	(0.42)	—	—
Comparable diluted EPS (f)	$3.77	$3.61	$3.62
Comparable diluted EPS growth (f)	4.4%	(0.3)%	6.5%

(a)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in selling, general and administrative expense as well as cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2013 , asset returns exceeded expectations by $545 million and discount rates exceeded expectations by 65 basis points resulting in a favorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2013. A portion of this mark-to-market adjustment was capitalized as inventoriable cost at the end of 2013. In 2012, asset returns exceeded expectations by $211 million but discount rates fell almost 100 basis points resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2012. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. This amount has been recorded in earnings in the first quarter of 2013. In 2011, asset returns were lower than expected by $471 million and discount rates declined resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2011. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.

(b)	Costs incurred related to execution of Project K, a four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services and a new global focus on categories.

(c)	Underlying operating profit, underlying operating profit growth, underlying income taxes, underlying effective income tax rate, and underlying net income attributable to Kellogg Company, are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments and Project K costs. Underlying operating profit growth excludes the impact of foreign currency translation, mark-to-market adjustments, and, if applicable, acquisitions, dispositions, and transaction and integration costs associated with the acquisition of Pringles. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance. These non-GAAP measures are reconciled to the directly comparable measures in accordance with U.S. GAAP within this table.

(d)	Underlying operating profit for the years ended December 28, 2013 and December 29, 2012 includes postretirement benefit plan income of $12 million and $20 million, respectively. Underlying net income attributable to Kellogg Company for the years ended December 28, 2013 and December 29, 2012 includes postretirement benefit plan income of $9 million and $14 million, respectively.

(e)	In 2013, net income from mark-to-market adjustments, in general, were incurred in jurisdictions with tax rates higher than our reported effective tax rate. Costs incurred related to the execution of Project K, in general, were incurred in jurisdictions with tax rates lower than our reported effective tax rate. In 2012 and 2011, net losses from mark-to-market adjustments, in general, were incurred in jurisdictions with tax rates higher than our reported effective tax rate.

(f)	Comparable EPS is a non-GAAP measure that excludes the impact of pension and commodity mark-to-market adjustments, the impact of Project K costs, and the impact of integration costs, net of one-time benefits, related to the acquisition of the Pringles business.

Net sales and operating profit

2013 compared to 2012

The following table provides an analysis of net sales and operating profit performance for 2013 versus 2012:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2013 net sales	$3,465	$3,534	$1,202	$1,515	$2,860	$1,195	$1,021	$—	$14,792
2012 net sales	$3,533	$3,400	$1,121	$1,485	$2,527	$1,121	$1,010	$—	$14,197
% change – 2013 vs. 2012:
As Reported	(1.9)%	4.0%	7.2%	2.0%	13.2%	6.6%	1.1%	—%	4.2%
Acquisitions /Divestitures (a)	—%	6.9%	3.1%	1.3%	10.3%	3.6%	6.4%	—%	4.6%
Integration impact (b)	—%	—%	—%	(.1)%	—%	—%	(.4)%	—%	—%
Foreign currency impact	—%	—%	—%	(1.4)%	1.2%	(2.5)%	(7.9)%	—%	(.7)%
Internal business (c)	(1.9)%	(2.9)%	4.1%	2.2%	1.7%	5.5%	3.0%	—%	.3%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2013 operating profit	$485	$447	$265	$275	$256	$157	$60	$892	$2,837
2012 operating profit	$588	$476	$241	$265	$261	$167	$85	$(521)	$1,562
% change – 2013 vs. 2012:
As Reported	(17.4)%	(6.1)%	9.9%	3.6%	(2.0)%	(5.8)%	(29.9)%	271.1%	81.6%
Acquisitions/Divestitures (a)	—%	7.2%	3.2%	1.1%	6.3%	4.1%	7.9%	(6.3)%	3.6%
Integration impact (b)	—%	1.4%	—%	(.5)%	(3.1)%	(.1)%	(7.2)%	9.5%	.7%
Foreign currency impact	—%	—%	—%	(1.7)%	(.7)%	(7.2)%	(11.1)%	(.7)%	(1.4)%
Mark-to-market (d)	—%	—%	—%	—%	—%	—%	—%	250.2%	87.7%
Project K (e)	(17.1)%	(4.1)%	(1.0)%	(3.3)%	(7.1)%	(2.7)%	(27.9)%	(43.2)%	(10.3)%
Underlying internal (f)	(.3)%	(10.6)%	7.7%	8.0%	2.6%	.1%	8.4%	61.6%	1.3%

(a)	Impact of results for the year ended December 28, 2013 and December 29, 2012 from the acquisition of Pringles and the divestiture of Navigable Foods.

(b)	Includes impact of integration costs associated with the Pringles acquisition.

(c)	Internal net sales growth for 2013 excludes the impact of acquisitions, divestitures, integration costs and impact of foreign currency translation. Internal net sales growth is a non-GAAP financial measure which is reconciled to the directly comparable measure in accordance with U.S. GAAP within these tables.

(d)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in selling, general and administrative expense as well as cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2013 , asset returns exceeded expectations by $545 million and discount rates exceeded expectations by 65 basis points resulting in a favorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2013. A portion of this mark-to-market adjustment was capitalized as inventoriable cost at the end of 2013. In 2012, asset returns exceeded expectations by $211 million but discount rates fell almost 100 basis points resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2012. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. This amount has been recorded in earnings in the first quarter of 2013. In 2011, asset returns were lower than expected by $471 million and discount rates declined resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2011. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.

(e)	Costs incurred related to execution of Project K, a four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.

(f)	Underlying internal operating profit growth excludes the impact of foreign currency translation, pension and commodity mark-to-market adjustments, Project K costs and, if applicable, acquisitions, dispositions, and integration costs associated with the acquisition of Pringles. The Company believes the use of this non-GAAP measure provides increased transparency and assists in understanding underlying operating performance. This non-GAAP measure is reconciled to the directly comparable measure in accordance with U.S. GAAP within this table.

Internal net sales for U.S. Morning Foods declined 1.9% as a result of unfavorable volume and flat pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages. Cereal category growth has been challenging throughout the year due to the timing of innovation, weakness in the adult segment of the portfolio and reduced retailer inventories. Despite this category performance, Raisin Bran® posted a solid consumption increase behind good innovation and advertising that has resonated with consumers, and Froot Loops® posted consumption growth as a result of innovation launched during the year. Toaster pastries reported solid growth behind innovations which resulted in consumption and share gains for the year. Beverages continued to report increased consumption resulting from expanded distribution.

Internal net sales in U.S. Snacks declined by 2.9% as a result of unfavorable volume which was partially offset by favorable pricing/mix. This business consists of crackers, cereal bars, cookies, savory snacks and fruit-flavored snacks. The sales decline was the result of lower shipments in crackers, cereal bars, cookies, and fruit-flavored snacks. Crackers decline was the result of Special K Cracker Chips® lapping a strong year-ago launch. This decline was partially offset with innovations by the Cheez-it® and Town House® brands. Sales declined in cereal bars across most brands. Cereal bars reported gains in Nutri-Grain® and Rice KrispiesTreats® where we invested behind innovations. Cookies sales declined for the year. This was partially driven by reductions in retailer inventories and strong competitor actions resulting in weakness across many of our brands. Savory snacks reported a solid sales increase for the year as Pringles® consumption gains continued throughout the year.

Internal net sales in U.S. Specialty increased by 4.1% as a result of favorable pricing/mix and volume. Sales growth was due to strong results from innovation launches, expanded points of distribution, and pricing.

Internal net sales in North America Other (U.S. Frozen and Canada) increased by 2.2% due to favorable pricing/mix and volume. Sales growth was the result of our U.S. Frozen business posting solid growth for the year while gaining share as a result of increased brand-building support behind innovation activity.

Europe’s internal net sales increased 1.7% for the year driven by increased volume and favorable pricing/mix. Competitive conditions in Europe remained challenging. The cereal category in the UK continued to be difficult, although new Crunchy Nut® granola contributed to sales and Crunchy Nut®, Rice Krispies®, and Corn Flakes® all gained share. We also posted sales growth in the Mediterranean/Middle East businesses and in Russia and are pleased with results in these developing growth regions. Latin America’s internal net sales growth was 5.5% due to a strong increase in pricing/mix partially offset by a decline in volume. Latin America experienced growth in both cereal and snacks. Cereal performed very well in Venezuela and Brazil. The Snacks business growth was primarily the result of strong results from our Pringles® brand. Internal net sales in Asia Pacific grew 3.0% as a result of favorable volume partially offset by unfavorable pricing/mix. Asia Pacific’s growth was driven by solid cereal performance in India, Southeast Asia, and Japan. In addition, the snacks business reported strong performance behind the Pringles® brand. The Australia business experienced declines in the cereal business and gains in the snacks business.

Underlying internal operating profit in U.S. Morning Foods declined by 0.3%, U.S. Snacks declined by 10.6%, U.S. Specialty increased by 7.7%, North America Other grew by 8.0%, Europe increased by 2.6%, Latin America increased by 0.1% and Asia Pacific increased by 8.4%. U.S. Morning Foods’ decline was attributable to increased commodity costs being partially offset by overhead cost containment, reduced consumer promotion investment, and the favorable impact of lapping a 2012 product recall. U.S. Snacks’ decline was attributable to significantly increased commodity costs, being partially offset by reduced advertising investment, reduced consumer promotion investment, and overhead cost containment. U.S. Specialty’s increase was attributable to favorable pricing, flat commodity costs, and reduced advertising investment. North America Other’s increase was attributable to favorable pricing and overhead cost containment which was partially offset by slight increases in commodity costs and increased brand-building investment. Europe’s operating profit improved due to reduced investment in consumer promotions and advertising along with overhead cost containment. These benefits were partially offset by increased commodity costs. The slight increase in Latin America’s operating profit was due to favorable pricing and reduced investment in advertising being offset by the impact of a supply disruption in our Venezuela business due to the difficult operating environment. Asia Pacific’s operating profit improvement was primarily the result of solid sales growth and 2012 charges related to the closure of a plant in Australia. Refer to Note 3 within Notes to Consolidated Financial Statements for further information on the Australian plant closure.

Underlying internal operating profit for Corporate improved as a result of reduced pension costs incurred resulting from the combination of lower interest cost and higher expected return on assets for the plans.

2012 compared to 2011

The following table provides an analysis of net sales and operating profit performance for 2012 versus 2011:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2012 net sales	$3,533	$3,400	$1,121	$1,485	$2,527	$1,121	$1,010	$—	$14,197
2011 net sales	$3,450	$3,044	$1,008	$1,371	$2,334	$1,049	$942	$—	$13,198
% change – 2012 vs. 2011:
As Reported	2.4%	11.7%	11.2%	8.3%	8.3%	6.8%	7.3%	—%	7.6%
Acquisitions/Divestitures (a)	—%	9.5%	3.8%	1.8%	16.6%	4.2%	7.5%	—%	6.5%
Integration impact (b)	—%	—%	—%	—%	—%	—%	(.1)%	—%	—%
Foreign currency impact	—%	—%	—%	(.5)%	(4.5)%	(4.1)%	(2.8)%	—%	(1.4)%
Internal business (c)	2.4%	2.2%	7.4%	7.0%	(3.8)%	6.7%	2.7%	—%	2.5%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2012 operating profit	$588	$476	$241	$265	$261	$167	$85	$(521)	$1,562
2011 operating profit	$609	$439	$231	$250	$302	$176	$104	$(684)	$1,427
% change – 2012 vs. 2011:
As Reported	(3.4)%	8.3%	4.3%	6.2%	(13.5)%	(5.0)%	(18.4)%	23.8%	9.5%
Acquisitions/Divestitures (a)	—%	12.5%	3.1%	1.7%	12.6%	2.6%	17.3%	(196.6)%	5.7%
Integration impact (b)	—%	(4.3)%	—%	—%	(8.0)%	(.4)%	(4.5)%	(1,039.8)%	(3.6)%
Foreign currency impact	—%	—%	—%	(.7)%	(2.3)%	(3.5)%	(2.5)%	(141.9)%	(.9)%
Mark-to-market (d)	—%	—%	—%	—%	—%	—%	—%	2,509.1%	14.0%
Underlying internal (e)	(3.4)%	.1%	1.2%	5.2%	(15.8)%	(3.7)%	(28.7)%	(1,107.0)%	(5.7)%

(a)	Impact of results for the year ended December 29, 2012 and December 31, 2011 from the acquisition of Pringles and the divestiture of Navigable Foods.

(b)	Includes impact of integration costs associated with the Pringles acquisition.

(c)	Internal net sales growth for 2012 excludes the impact of acquisitions, divestitures, integration costs and impact of foreign currency translation. Internal net sales growth is a non-GAAP financial measure which is reconciled to the directly comparable measure in accordance with U.S. GAAP within these tables.

(d)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in selling, general and administrative expense as well as cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2012, asset returns exceeded expectations by $211 million but discount rates fell almost 100 basis points resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2012. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. In 2011, asset returns were lower than expected by $471 million and discount rates declined resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2011. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.

(e)	Underlying internal operating profit growth excludes the impact of foreign currency translation, pension and commodity mark-to-market adjustments, Project K costs and, if applicable, acquisitions, dispositions, and integration costs associated with the acquisition of Pringles. The Company believes the use of this non-GAAP measure provides increased transparency and assists in understanding underlying operating performance. This non-GAAP measure is reconciled to the directly comparable measure in accordance with U.S. GAAP within this table.

Internal net sales for U.S. Morning Foods increased 2.4% as a result of favorable pricing/mix and approximately flat volume. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages. Cereal’s internal net sales increased by 2.4% resulting from strong innovation launches and increased investment in brand-building supporting brands such as Frosted Flakes®. Toaster pastries reported consumption growth and share gains. Beverages reported increased consumption resulting from expanded distribution and strong innovation launches.

Internal net sales in U.S. Snacks increased by 2.2% as a result of favorable pricing/mix and a slight decline in volume. This business consists of crackers, cereal bars, cookies, savory snacks and fruit-flavored snacks. The sales growth was the result of strong crackers consumption behind the launch of Special K Cracker Chips® and Cheez-it® innovation. Sales declined in cereal bars versus a difficult year-ago comparison while Special K® bars continued strong growth behind innovations. Cookies sales were flat versus a difficult year-ago comparison.

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

The third quarter 2012 recall impacted internal operating profit growth as follows: Kellogg Consolidated — (1.8%), U.S. Morning Foods — (3.1%), U.S. Specialty — (1.6%), North America Other — (1.4%).

Underlying internal operating profit in U.S. Morning Foods declined by 3.4%, U.S. Snacks increased by 0.1%, U.S. Specialty increased by 1.2%, North America Other grew by 5.2%, Europe declined by 15.8%, Latin America declined by 3.7% and Asia Pacific declined by 28.7%. U.S. Morning Foods’ decline was attributable to the impact of the third-quarter recall and increased commodity costs, partially offset by sales growth in cereal and toaster pastries. U.S. Snacks’ increase was attributable to sales growth which was partially offset by cost inflation and a double-digit increase in brand-building investments. U.S. Specialty’s increase was attributable to strong sales growth being partially offset by increased commodity costs and a double-digit increase in brand-building investment. North America Other’s increase was attributable to strong sales growth being partially offset by increased commodity costs and a double-digit increase in brand-building investment. Europe’s operating profit declined due to lower sales resulting from the continued difficult operating environment and increased commodity costs, partially offset by reduced brand-building investment. The decline in Latin America’s operating profit was due to cost inflation and increased brand-building investment more than offsetting the impact of higher sales. Asia Pacific’s operating profit decline was due to cost inflation, charges related to the closure of a plant in Australia, and increased brand-building investment more than offsetting the impact of higher sales. Refer to Note 3 within Notes to Consolidated Financial Statements for further information on the Australian plant closure.

Underlying internal operating profit for Corporate declined as a result of increased pension costs incurred resulting from the combination of lower interest cost and higher expected return on assets for the plans.

Margin performance

Margin performance was as follows:

				Change vs. prior year (pts.)
	2013	2012	2011	2013	2012
Reported gross margin (a)	41.3%	38.3%	39.0%	3.0	(.7)
Mark-to-market (COGS) (b)	3.4%	(1.8)%	(2.9)%	5.2	1.1
Project K (COGS) (c)	(1.1)%	—%	—%	(1.1)	—
Underlying gross margin (d)	39.0%	40.1%	41.9%	(1.1)	(1.8)
Reported SGA%	(22.1)%	(27.3)%	(28.2)%	5.2	.9
Mark-to-market (SGA) (b)	3.0%	(1.4)%	(2.3)%	4.4	.9
Project K (SGA) (c)	(.3)%	—%	—%	(.3)	—
Underlying SGA% (d)	(24.8)%	(25.9)%	(25.9)%	1.1	—
Reported operating margin	19.2%	11.0%	10.8%	8.2	.2
Mark-to-market (b)	6.4%	(3.2)%	(5.2)%	9.6	2.0
Project K (c)	(1.4)%	—%	—%	(1.4)	—
Underlying operating margin (d)	14.2%	14.2%	16.0%	—	(1.8)

(a)	Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

(b)

Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in selling, general and administrative expense as well as cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2013 , asset returns exceeds expectations by $545 million and discount rates exceeded expectations by 65 basis points resulting in a favorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2013. A portion of this mark-to-market adjustment was capitalized as inventoriable cost at the end of 2013. In 2012, asset returns exceeded expectations by $211 million but discount rates fell almost 100 basis points resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2012. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. This amount has been recorded in earnings in the first quarter of

2013. In 2011, asset returns were lower than expected by $471 million and discount rates declined resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2011. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.

(c)	Costs incurred related to execution of Project K, a four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.

(d)	Underlying gross margin, underlying SGA%, and underlying operating margin are non-GAAP measures that exclude the impact of pension plans and commodity contracts mark-to-market adjustments and Project K costs. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance.

Underlying gross margin declined by 110 basis points in 2013 due to the impact of inflation, net of productivity savings, lower operating leverage due to lower sales volume, and the impact of the lower margin structure of the Pringles business. Underlying SG&A% improved by 110 basis points as a result of favorable overhead leverage and synergies resulting from the Pringles acquisition, as well as reduced investment in consumer promotions.

Underlying gross margin declined by 180 basis points in 2012 as a result of cost inflation, net of cost savings, and the lower margin structure of the Pringles business. Underlying SGA% was consistent with 2011.

Our underlying gross profit, underlying SGA, and underlying operating profit measures are reconciled to the most comparable GAAP measure as follows:

(dollars in millions)	2013	2012	2011
Reported gross profit (a)	$6,103	$5,434	$5,152
Mark-to-market (COGS) (b)	510	(259)	(377)
Project K (COGS) (c)	(174)	—	—
Underlying gross profit (d)	$5,767	$5,693	$5,529
Reported SGA	$3,266	$3,872	$3,725
Mark-to-market (SGA) (b)	437	(193)	(305)
Project K (SGA) (c)	(34)	—	—
Underlying SGA (d)	$3,669	$3,679	$3,420
Reported operating profit	$2,837	$1,562	$1,427
Mark-to-market (b)	947	(452)	(682)
Project K (c)	(208)	—	—
Underlying operating profit (d)	$2,098	$2,014	$2,109

(a)	Gross profit is equal to net sales less cost of goods sold.

(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in selling, general and administrative expense as well as cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. In 2013 , asset returns exceeds expectations by $545 million and discount rates exceeded expectations by 65 basis points resulting in a favorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2013. A portion of this mark-to-market adjustment was capitalized as inventoriable cost at the end of 2013. In 2012, asset returns exceeded expectations by $211 million but discount rates fell almost 100 basis points resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2012. A portion of the 2012 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2012. This amount has been recorded in earnings in the first quarter of 2013. In 2011, asset returns were lower than expected by $471 million and discount rates declined resulting in an unfavorable mark-to-market adjustment recorded in earnings in the fourth quarter of 2011. A portion of the 2011 pension mark-to-market adjustment was capitalized as an inventoriable cost at the end of 2011. This amount was recorded in earnings in the first quarter of 2012. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.

(c)	Costs incurred related to execution of Project K, a four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.

(d)	Underlying gross profit, underlying SGA, and underlying operating profit are non-GAAP measures that exclude the impact of pension plans and commodity contracts mark-to-market adjustments and Project K costs. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance.

Restructuring and cost reduction activities

We view our continued spending on restructuring and cost reduction activities as part of our ongoing operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.

Cost reduction initiatives

Prior to the announcement of Project K in 2013, we commenced various COGS and SGA cost reduction initiatives. The COGS initiatives are intended to optimize our global manufacturing network, reduce waste, and develop best practices on a global basis. The SGA initiatives focus on improvements in the efficiency and effectiveness of various global support functions.

During 2013, we recorded $42 million of charges associated with cost reduction initiatives. The charges were comprised of $21 million being recorded in COGS and $21 million recorded in SGA expense. At December 28, 2013, exit cost reserves were $1 million, related to severance payments which will be made in 2014.

We recorded $56 million of costs in 2012 associated with cost reduction initiatives. The charges were comprised of $43 million being recorded in COGS and $13 million recorded in SGA expense. At December 29, 2012, exit cost reserves were $1 million, related to severance payments.

During 2011, we recorded $61 million of costs associated with cost reduction initiatives. The charges were comprised of $36 million being recorded in COGS and $25 million recorded in SGA expense. Exit cost reserves at December 31, 2011 were $1 million related to severance payments.

The tables below provide the details for the charges incurred during the years ended 2013, 2012 and 2011 and program costs to date for programs currently active as of December 28, 2013.

				Program costs to date
(millions)	2013	2012	2011	December 28, 2013
Employee related costs	$7	$—	$18	$38
Asset related costs	4	4	4	8
Asset impairment	4	17	—	21
Other costs	27	35	39	76
Total	$42	$56	$61	$143

				Program costs to date
(millions)	2013	2012	2011	December 28, 2013
U.S. Morning Foods	$9	$16	$11	$21
U.S. Snacks	11	10	24	47
U.S. Specialty	2	1	1	6
North America Other	2	6	6	4
Europe	8	3	16	37
Latin America	1	2	1	2
Asia Pacific	8	18	2	26
Corporate	1	—	—	—
Total	$42	$56	$61	$143

Other costs incurred in 2013, 2012 and 2011 consist primarily of third-party incremental costs related to the development and implementation of new business capabilities primarily in North America.

Project K

In 2013, we announced Project K, a four-year efficiency and effectiveness program. The program is expected to generate a significant amount of savings, once all phases are approved and implemented, that will be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow.

The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.

We currently anticipate that the program will result in total pre-tax charges, once all phases are approved and implemented, of $1.2 to $1.4 billion, with after-tax cash costs, including incremental capital investments, estimated to be $900 million to $1.1 billion. Cash expenditures of approximately $30 million were incurred in 2013. Future cash expenditures are expected to be approximately $300 to $400 million in 2014 and the balance of $570 to $670 million thereafter. We currently expect the charges will consist of asset-related costs totaling $450 to $500 million which will consist primarily of asset impairments accelerated depreciation and other exit-related costs; employee-related costs totaling $425 to $475 million which will include severance, pension and other termination benefits; and other costs totaling $325 to $425 million which will consist primarily of charges related to the design and implementation of global business capabilities. A significant portion of other costs are the result of the implementation of global business service centers which are intended to simplify and standardize business support processes.

We currently expect that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 17%), U.S. Snacks (approximately 7%), U.S. Specialty (approximately 1%), North America Other (approximately 3%), Europe (approximately 7%), Latin America (approximately 2%), Asia-Pacific (approximately 6%), and Corporate (approximately 57%). A majority of the costs impacting Corporate relate to additional initiatives to be executed after 2014 that are currently not fully defined. As the development of these initiatives is completed, we will update our estimated costs by reportable segment as needed.

We expect annual cost savings generated from Project K will be approximately $425 to $475 million by 2018, with approximately two-thirds the cost savings to be realized in cost of goods sold. We realized $15 million of savings in 2013 and expect $50 to $60 million of savings in 2014, approximately 40% of which will come from cost of goods sold. Cost savings will be reinvested into the business through additional investments in advertising, in-store execution, and in the design and quality of our products. We will also invest in production capacity in developing and emerging markets, and in global category teams.

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

In 2013, we recognized charges of $208 million that have been attributed to the program. The charges comprised of $174 million being recorded in COGS and $34 million recorded in SGA. The tables below outline the details of these charges:

Project K

(millions)	2013
Employee related costs	$107
Asset related costs	6
Asset impairment	66
Other costs	29
Total	$208

(millions)	2013
U.S. Morning Foods	$100
U.S. Snacks	19
U.S. Specialty	3
North America Other	9
Europe	19
Latin America	4
Asia Pacific	24
Corporate	30
Total	$208

Employee related costs consisted of severance and pension charges. Asset impairments were recorded for fixed assets that were determined to be impaired and were written down to their estimated fair value. Asset related costs relate primarily to accelerated depreciation. Other costs incurred during the year ended December 28, 2013 consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

At December 28, 2013 exit cost reserves for Project K were $77 million, related to severance payments and other costs of which a substantial portion will be paid in 2014 and 2015. The following table provides details for Project K exit cost reserves.

	Employee Related Costs	Asset Impairment	Other Asset Related Costs	Other Costs	Total
Liability as of December 29, 2012	$—	$—	$—	$—	$—
2013 restructuring charges	107	66	6	29	208
Cash payments	(7)	—	(1)	(17)	(25)
Non-cash charges and other (a)	(35)	(66)	(5)	—	(106)
Liability as of December 28, 2013	$65	$—	$—	12	$77

(a)	Employee related non-cash charges consist of pension curtailment expense.

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

Interest expense

Annual interest expense is illustrated in the following table. The decline in 2013 was primarily due to refinancing of maturing long-term debt at lower interest rates and lower interest rates on long-term debt which has effectively been converted to floating rate obligations through the use of interest rate swaps. The increase in 2012 was primarily due to increased debt levels associated with the acquisition of Pringles, partially offset by lower interest rates on our long-term debt. Interest income (recorded in other income (expense), net) was (in millions), 2013-$7; 2012-$9; 2011-$11. We currently expect that our 2014 gross interest expense will be approximately $225 to $235 million.

(dollars in millions)				Change vs. prior year
	2013	2012	2011	2013	2012
Reported interest expense	$235	$261	$233
Amounts capitalized	2	2	5
Gross interest expense	$237	$263	$238	-9.9%	10.5%

Income taxes

Our reported effective tax rates for 2013, 2012 and 2011 were 30.4%, 27.4% and 27.0% respectively. Underlying effective tax rates for 2013, 2012 and 2011 were 28.3%, 28.8%, and 29.3%, respectively. The impact of discrete adjustments reduced our reported effective income tax rate by less than 1 percentage point for 2013. For 2012 and 2011 the impact of discrete adjustments on the reported effective income tax rate was a reduction of 3 and 5 percentage points, respectively. The 2012 effective income tax rate benefited from the elimination of a tax liability related to certain international earnings now considered indefinitely reinvested. Refer to Note 11 within Notes to Consolidated Financial Statements for further information. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory tax rates. Additionally, the rate could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

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

As of December 28, 2013, we had $255 million of cash and cash equivalents held in international jurisdictions which will be used to fund capital and other cash requirements of international operations. These amounts include $42 million at December 28, 2013, subject to currency exchange controls in Venezuela, limiting the total amount of cash and cash equivalents held by our foreign subsidiaries that can be repatriated at any particular point in time.

The following table sets forth a summary of our cash flows:

(dollars in millions)	2013	2012	2011
Net cash provided by (used in):
Operating activities	$1,807	$1,758	$1,595
Investing activities	(641)	(3,245)	(587)
Financing activities	(1,141)	1,317	(957)
Effect of exchange rates on cash and cash equivalents	(33)	(9)	(35)
Net increase (decrease) in cash and cash equivalents	$(8)	$(179)	$16

Operating activities

The principal source of our operating cash flows is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Our net cash provided by operating activities for 2013 amounted to $1,807 million, an increase of $49 million compared with 2012. The increase compared to the prior year is primarily due to improved performance in core and other working capital. Our net cash provided by operating activities for 2012 amounted to $1,758 million, an increase of $163 million compared with 2011, reflecting improved performance in working capital including the one-time benefit of approximately $150 million derived from the Pringles acquisition.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 30 days for 2013 and 2012. Core working capital in 2013 and 2012 averaged 7.8% of net sales, compared to 6.9% in 2011. For 2013 compared to 2012 and 2012 compared to 2011, core working capital was negatively impacted by higher trade receivables, offset by lower days of inventory. For 2011, higher days of inventory was necessary to support our new product introductions and to maintain appropriate levels of service while investing in our supply chain infrastructure. In 2011, higher days of trade receivables resulted from strong sales at year-end due to our innovation launches and Special K® New Year’s resolution programs.

Our total pension and postretirement benefit plan funding amounted to $48 million, $51 million and $192 million, in 2013, 2012 and 2011, respectively.

The Pension Protection Act (PPA), and subsequent regulations, determines defined benefit plan minimum funding requirements in the United States. We believe that we will not be required to make any contributions under PPA requirements until 2015 or beyond. Our projections concerning timing of PPA funding requirements are subject to change primarily based on general market conditions affecting trust asset performance, future discount rates based on average yields of high quality corporate bonds and our decisions regarding certain elective provisions of the PPA.

We currently project that we will make total U.S. and foreign benefit plan contributions in 2014 of approximately $57 million. Actual 2014 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.

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

(dollars in millions)	2013	2012	2011
Net cash provided by operating activities	$1,807	$1,758	$1,595
Additions to properties	(637)	(533)	(594)
Cash flow	$1,170	$1,225	$1,001
year-over-year change	(4.5)%	22.4%

The decrease in cash flow (as defined) in 2013 compared to 2012 was due primarily to higher capital expenditures. The increase in cash flow in 2012 compared to 2011 was driven by improved performance in working capital resulting from the one-time benefit derived from the Pringles acquisition, as well as changes in the level of capital expenditures during the three-year period.

Investing activities

Our net cash used in investing activities for 2013 amounted to $641 million, a decrease of $2,604 million compared with 2012 primarily attributable to the $2,668 million acquisition of Pringles in 2012.

Capital spending in 2013 included investments in our supply chain infrastructure, and to support capacity requirements in certain markets, including Pringles. In addition, we continued the investment in our information technology infrastructure related to the reimplementation and upgrade of our SAP platform.

Net cash used in investing activities of $3,245 million in 2012 increased by $2,658 million compared with 2011, due to the acquisition of Pringles in 2012.

Cash paid for additions to properties as a percentage of net sales has increased to 4.3% in 2013, from 3.8% in 2012, which was a decrease from 4.5% in 2011.

Financing activities

Our net cash used by financing activities was $1,141 million for 2013, compared to net cash provided by financing activities of $1,317 million for 2012 and net cash used in financing activities of $957 million for 2011. The increase in cash provided from financing activities in 2012 compared to 2013 and 2011, was primarily due to the issuance of debt related to the acquisition of Pringles.

Total debt was $7.4 billion at year-end 2013 and $7.9 billion at year-end 2012.

In February 2013, we issued $250 million of two-year floating-rate U.S. Dollar Notes, and $400 million of ten-year 2.75% U.S. Dollar Notes, resulting in aggregate net proceeds after debt discount of $645 million. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand, repayment of the $750 million aggregate principal amount of our 4.25% U.S. Dollar Notes due March 2013.

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

Under this program, we repurchased approximately 1 million and 15 million shares of common stock for $63 million and $793 million during 2012 and 2011, respectively.

In December 2012, our board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $300 million during 2013. In April 2013, the board of directors approved a $1 billion share repurchase program expiring in April 2014. In February 2014, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. In May 2013, we entered into an Accelerated Share Repurchase (ASR) Agreement with a financial institution counterparty and paid $355 million for the purchase of shares during the term of the agreement which extended through August 2013. The total number of shares delivered upon settlement of the ASR was based upon the volume weighted average price of the Company’s stock over the term of the agreement. Total purchased in 2013, including shares delivered under the ASR, amounted to approximately 9 million shares totaling $544 million.

We paid quarterly dividends to shareholders totaling $1.80 per share in 2013, $1.74 per share in 2012 and $1.67 per share in 2011. Total cash paid for dividends increased by 5.0% in 2013 and 3.0% in 2012. In February 2014, the board of directors declared a dividend of $.46 per common share, payable on March 17, 2014 to shareholders of record at the close of business on March 4, 2014.

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

We are in compliance with all covenants as of December 28, 2013. We continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected bolt-on acquisitions. This will be accomplished through our strong cash flow, our short-term borrowings, and our maintenance of credit facilities on a global basis

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-balance sheet arrangements

As of December 28, 2013 and December 29, 2012 we did not have any material off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at December 28, 2013:

Contractual obligations	Payments due by period
(millions)	Total	2014	2015	2016	2017	2018	2019 and beyond
Long-term debt:
Principal	$6,660	$289	610	$1,253	$403	$403	$3,702
Interest (a)	2,521	221	224	214	193	187	1,482
Capital leases (b)	7	1	1	1	1	1	2
Operating leases (c)	673	172	145	119	85	71	81
Purchase obligations (d)	1,483	1,116	215	151	1	—	—
Uncertain tax positions (e)	10	10	—	—	—	—	—
Other long-term obligations (f)	599	140	66	72	55	56	210
Total	$11,953	$1,949	$1,261	$1,810	$738	$718	$5,477

(a)	Includes interest payments on our long-term debt and payments on our interest rate swaps. Interest calculated on our variable rate debt was forecasted using the LIBOR forward rate curve as of December 28, 2013.

(b)	The total expected cash payments on our capital leases include interest expense totaling approximately $1 million over the periods presented above.

(c)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.

(d)	Purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2013, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(e)	As of December 28, 2013, our total liability for uncertain tax positions was $79 million, of which $10 million is expected to be paid in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $69 million.

(f)	Other long-term obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2013 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2019 as follows: 2014-$57; 2015-$40; 2016-$40; 2017-$41; 2018-$41; 2019-$42.

CRITICAL ACCOUNTING ESTIMATES

Promotional expenditures

Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. On a full-year basis, these subsequent period adjustments represent approximately 0.4% of our company’s net sales. However, our company’s total promotional expenditures (including amounts classified as a revenue reduction) are significant, so it is likely our results would be materially different if different assumptions or conditions were to prevail.

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

At December 28, 2013, we have property, plant and equipment of $3.9 billion, net of accumulated depreciation, on our balance sheet. Included in this amount are approximately $54 million of idle assets.

Goodwill and other intangible assets

We perform an impairment evaluation of goodwill and intangible assets with indefinite useful lives at least annually during the fourth quarter of each year in conjunction with our annual budgeting process. Our 2012 analysis excluded goodwill and other intangible assets related to the Pringles acquisition on May 31, 2012. To comply with the requirement that all goodwill and indefinite-lived intangible assets are tested for impairment within one year of acquisition, intangible assets recognized as part of the Pringles acquisition were tested for impairment during the second quarter of 2013 in addition to the evaluation during the fourth quarter of 2013.

Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. For the 2013 goodwill impairment test, the fair value of the reporting units was estimated based on market multiples. Our approach employs market multiples based on earnings before interest, taxes, depreciation and amortization (EBITDA), earnings for companies comparable to our reporting units and discounted cash flows. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units.

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

At December 28, 2013, goodwill and other intangible assets amounted to $7.4 billion, consisting primarily of goodwill and brands associated with the 2001 acquisition of Keebler Foods Company and the 2012 acquisition of Pringles. Within this total, approximately $2.3 billion of non-goodwill intangible assets were classified as indefinite-lived, comprised principally of Keebler and Pringles trademarks. We currently believe that the fair value of our goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to our cash flows. The percentage of excess fair value over carrying value of the U.S. Snacks reporting unit was approximately 57% and 43% in 2013 and 2012, respectively. However, if we had used materially different assumptions, which we do not believe are reasonably possible, regarding the future performance of our business or a different market multiple in the valuation, this could have resulted in significant impairment losses. Additionally, we have $57 million of goodwill related to our 2008 acquisition of United Bakers in Russia. The percentage of excess fair value over carrying value of the Russian reporting unit was approximately 30% in 2013 and 2012. If we used modestly different assumptions regarding sales multiples and EBITDA in the valuation, this could have resulted in an impairment loss. For example, if our projection of EBITDA margins had been lower by 200 basis points, this change in assumption may have resulted in impairment of some or all of the goodwill in the Russian reporting unit. Management will continue to monitor the situation closely.

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

Our expense recognition policy for pension and nonpension postretirement benefits is to immediately recognize actuarial gains and losses in our operating results in the year in which they occur. Actuarial gains and losses are recognized annually as of our measurement date, which is our fiscal year-end, or when remeasurement is otherwise required under generally accepted accounting principles.

Additionally, for purposes of calculating the expected return on plan assets related to pension and nonpension postretirement benefits we use the fair value of plan assets.

To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 68% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis and future return expectations. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return have generally not been revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2014 of 8.5% equates to approximately the 60th percentile expectation of our model. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 32% of our global benefit plan assets.

Based on consolidated benefit plan assets at December 28, 2013, a 100 basis point increase or decrease in the assumed rate of return would correspondingly increase or decrease 2014 benefits expense by approximately $61 million. For each of the three fiscal years, our actual return on plan assets exceeded (was less than) the recognized assumed return by the following amounts (in millions): 2013-$545; 2012-$211; 2011–$(471).

To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components in our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 5.64%, our initial trend rate for 2014 of 5.25% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 0.5% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at December 28, 2013, a 100 basis point increase in the assumed health care cost trend rates would increase 2014 benefits expense by approximately $11 million and generate an immediate loss recognition of $132 million. A 100 basis point excess of 2014 actual health care claims cost over that calculated from the assumed trend rate would result in an experience loss of approximately $8 million and would increase 2014 expense by $0.4 million. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience gain arising from recognition of 2013 claims experience was approximately $13 million.

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

Based on consolidated obligations at December 28, 2013, a 25 basis point decline in the weighted-average discount rate used for benefit plan measurement purposes would increase 2014 benefits expense by approximately $1 million and would result in an immediate loss recognition of $212 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.

Despite the previously-described rigorous policies for selecting major actuarial assumptions, we periodically experience material differences between assumed and actual experience. During 2013, we recognized a net actuarial gain of approximately $1,097 million compared to a net actuarial loss of approximately $445 million in 2012. Of the total net gain recognized in 2013, approximately $552 million was related primarily to favorable changes in the discount rate and $545 million in asset gains. Of the $445 million net loss recognized in 2012, approximately $656 million was related to unfavorable changes in the discount rate, offset by approximately $211 million of asset gains in 2012.

During 2013, we made contributions in the amount of $34 million to Kellogg’s global tax-qualified pension programs. This amount was mostly non-discretionary. Additionally we contributed $14 million to our retiree medical programs.

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

ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS

In July 2013, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which provides guidance on financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is expected to eliminate diversity in practice resulting from lack of existing guidance. It applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013, with early adoption permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. We will adopt the updated standard in the first quarter of 2014. We do not expect the adoption of this guidance to have a significant impact on our financial statements.

FUTURE OUTLOOK

We expect during 2014 that Project K will enable us to begin to increase investment in certain businesses and the categories in which we compete. We expect internal net sales will increase by approximately 1 percent, underlying gross margin to improve approximately 40-50 basis points due to a moderate amount of deflation, net of cost savings initiatives, underlying internal operating profit to be flat to up 2 percent, and currency-neutral comparable EPS to grow by 1 to 3 percent. This outlook excludes the impact of mark-to-market adjustments, Project K costs, Pringles integration costs, and the 53rd week which will occur in 2014.

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

The total notional amount of foreign currency derivative instruments at year-end 2013 was $517 million, representing a settlement obligation of $1 million. The total notional amount of foreign currency derivative instruments at year-end 2012 was $570 million, representing a settlement receivable of $1 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities, and mature within 18 months. Assuming an unfavorable 10% change in year-end exchange rates, the settlement obligation would have increased by approximately $52 million at year-end 2013 and the settlement receivable would have decreased by approximately $57 million at year-end 2012. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. For 2012 and 2011, the impact of the translation of our

Venezuelan subsidiary’s financial statements to U.S. dollars was not significant. In February 2013, the Venezuelan government announced a 46.5% devaluation of the official exchange rate. Additionally, the Transaction System for Foreign Currency Denominated Securities (SITME), used between May 2010 and January 2013 to translate our Venezuelan subsidiary’s financial statements to U.S. dollars, was eliminated. Accordingly, in February 2013 we began using the official exchange rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollars. During 2013 we recognized a $15 million charge as a result of the devaluation of the official Venezuelan exchange rate. At year-end 2013, our Venezuela subsidiary’s Bolivar Fuerte-denominated net monetary asset position, which would be subject to remeasurement in the event of a further devaluation, was approximately $63 million.

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

During 2013 and 2012, we entered into interest rate swaps in connection with certain U.S. Dollar Notes. Refer to disclosures contained in Note 6 within Notes to Consolidated Financial Statements. The total notional amount of interest rate swaps at year-end 2013 was $2.4 billion, representing a settlement obligation of $59 million. The total notional amount of interest rate swaps at year-end 2012 was $2.2 billion, representing a settlement receivable of $64 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $35 million at year-end 2013 and $24 million at year-end 2012.

Price risk

Our company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, soybean oil, sugar, cocoa, cartonboard, natural gas, and diesel fuel. We have historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. During 2006, we entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in our manufacturing processes. The notional amount of the swaps totaled $63 million as of December 28, 2013 and equates to approximately 50% of our North America manufacturing needs over the remaining hedge period. At year-end December 29, 2012 the notional amount was $84 million.

The total notional amount of commodity derivative instruments at year-end 2013, including the North America natural gas swaps, was $361 million, representing a settlement obligation of approximately $32 million. The total notional amount of commodity derivative instruments at year-end 2012, including the natural gas swaps, was $320 million, representing a settlement obligation of approximately $36 million. Assuming a 10% decrease in year-end commodity prices, the settlement obligation would have increased by approximately $18 million at year-end 2013, and $9 million at year-end 2012, generally offset by a reduction in the cost of the underlying commodity purchases.

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

Reciprocal collateralization agreements

In some instances we have reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a net liability position to us or our counterparties exceeds a certain amount. As of December 28, 2013, we had posted collateral of $9 million in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet. As of December 29, 2012, we had received $8 million cash collateral from a counterparty, which was reflected as a decrease in other assets on the Consolidated Balance Sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)	2013	2012	2011
Net sales	$14,792	$14,197	$13,198
Cost of goods sold	8,689	8,763	8,046
Selling, general and administrative expense	3,266	3,872	3,725
Operating profit	$2,837	$1,562	$1,427
Interest expense	235	261	233
Other income (expense), net	4	24	(10)
Income before income taxes	2,606	1,325	1,184
Income taxes	792	363	320
Earnings (loss) from joint ventures	(6)	(1)	—
Net income	$1,808	$961	$864
Net income (loss) attributable to noncontrolling interests	1	—	(2)
Net income attributable to Kellogg Company	$1,807	$961	$866
Per share amounts:
Basic	$4.98	$2.68	$2.39
Diluted	$4.94	$2.67	$2.38

Dividends per share	$1.80	$1.74	$1.67

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2013			2012*			2011
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$1,808			$961			$864
Other comprehensive income:
Foreign currency translation adjustments	$(24)	$—	(24)	$64	$—	64	$(105)	$(2)	(107)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	11	(1)	10	(5)	2	(3)	(51)	18	(33)
Reclassification to net income	(6)	—	(6)	14	(5)	9	(2)	1	(1)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	17	(6)	11	(7)	3	(4)	(6)	2	(4)
Prior service credit (cost)	9	(2)	7	(26)	9	(17)	(3)	1	(2)
Reclassification to net income:
Net experience loss	5	(2)	3	5	(2)	3	5	(1)	4
Prior service cost	13	(4)	9	12	(4)	8	11	(4)	7

Other comprehensive income (loss)	$25	$(15)	$10	$57	$3	$60	$(151)	$15	$(136)

Comprehensive income			$1,818			$1,021			$728

*	December 29, 2012 balances have been revised as discussed in Note 2 to the financial statements.

Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except share data)	2013	2012
Current assets
Cash and cash equivalents	$273	$281
Accounts receivable, net	1,424	1,454
Inventories	1,248	1,365
Other current assets	322	280
Total current assets	3,267	3,380
Property, net	3,856	3,782
Goodwill*	5,051	5,038
Other intangibles, net	2,367	2,359
Other assets	933	610
Total assets	$15,474	$15,169
Current liabilities
Current maturities of long-term debt	$289	$755
Notes payable	739	1,065
Accounts payable	1,432	1,402
Other current liabilities	1,375	1,301
Total current liabilities	3,835	4,523
Long-term debt	6,330	6,082
Deferred income taxes	928	523
Pension liability	277	886
Other liabilities	497	690

Commitments and contingencies

Equity
Common stock, $.25 par value, 1,000,000,000 shares authorized Issued: 419,923,540 shares in 2013 and 419,718,217 shares in 2012	105	105
Capital in excess of par value	626	573
Retained earnings	6,749	5,615
Treasury stock, at cost 57,121,760 shares in 2013 and 58,452,083 shares in 2012	(2,999)	(2,943)
Accumulated other comprehensive income (loss)*	(936)	(946)
Total Kellogg Company equity	3,545	2,404
Noncontrolling interests	62	61
Total equity	3,607	2,465
Total liabilities and equity	$15,474	$15,169

*	December 29, 2012 balances have been revised as discussed in Note 2 to the financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
	shares	amount			shares	amount
Balance, January 1, 2011	419	$105	$495	$5,071	54	$(2,650)	$(870)	$2,151	$(4)	$2,147
Common stock repurchases					15	(793)		(793)		(793)
Acquisition of noncontrolling interest			(8)					(8)	8	—
Net income (loss)				866				866	(2)	864	864
Dividends				(604)				(604)		(604)
Other comprehensive income							(136)	(136)		(136)	(136)
Stock compensation			26					26		26
Stock options exercised and other			9	(28)	(7)	313		294		294
Balance, December 31, 2011	419	$105	$522	$5,305	62	$(3,130)	$(1,006)	$1,796	$2	$1,798	$728

Common stock repurchases					1	(63)		(63)		(63)
Acquisition of noncontrolling interest			—					—	59	59
Net income (loss)				961				961	—	961	961
Dividends				(622)				(622)		(622)
Other comprehensive income							60	60		60	60
Stock compensation			36					36		36
Stock options exercised and other	1		15	(29)	(5)	250		236		236
Balance, December 29, 2012*	420	$105	$573	$5,615	58	$(2,943)	$(946)	$2,404	$61	$2,465	$1,021

Common stock repurchases					9	(544)		(544)		(544)
Net income (loss)				1,807				1,807	1	1,808	1,808
Dividends				(653)				(653)		(653)
Other comprehensive loss							10	10		10	10
Stock compensation			28					28		28
Stock options exercised and other	—		25	(20)	(10)	488		493		493
Balance, December 28, 2013	420	$105	$626	$6,749	57	$(2,999)	$(936)	$3,545	$62	$3,607	$1,818

*	December 29, 2012 balances have been revised as discussed in Note 2 to the financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)	2013	2012	2011
Operating activities
Net income	$1,808	$961	$864
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	532	448	369
Postretirement benefit plan (income) expense	(1,078)	419	684
Deferred income taxes	317	(159)	(93)
Other	25	(21)	(115)
Postretirement benefit plan contributions	(48)	(51)	(192)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(46)	(65)	(100)
Inventories	116	(80)	(125)
Accounts payable	30	208	40
Accrued income taxes	4	25	132
Accrued interest expense	(9)	(1)	(7)
Accrued and prepaid advertising, promotion and trade allowances	(30)	97	4
Accrued salaries and wages	61	15	89
All other current assets and liabilities	125	(38)	45
Net cash provided by (used in) operating activities	$1,807	$1,758	$1,595
Investing activities
Additions to properties	$(637)	$(533)	$(594)
Acquisitions, net of cash acquired	—	(2,668)	—
Other	(4)	(44)	7
Net cash provided by (used in) investing activities	$(641)	$(3,245)	$(587)
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	$(524)	$779	$189
Issuances of notes payable, with maturities greater than 90 days	640	724	—
Reductions of notes payable, with maturities greater than 90 days	(442)	(707)	—
Issuances of long-term debt	645	1,727	895
Reductions of long-term debt	(762)	(750)	(945)
Net issuances of common stock	475	229	291
Common stock repurchases	(544)	(63)	(798)
Cash dividends	(653)	(622)	(604)
Other	24	—	15
Net cash provided by (used in) financing activities	$(1,141)	$1,317	$(957)
Effect of exchange rate changes on cash and cash equivalents	(33)	(9)	(35)
Increase (decrease) in cash and cash equivalents	$(8)	$(179)	$16
Cash and cash equivalents at beginning of period	281	460	444
Cash and cash equivalents at end of period	$273	$281	$460

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

The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2013, 2012 and 2011 fiscal years each contained 52 weeks and ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively. The next fiscal year which will contain a 53rd week for the Company will be 2014, ending on January 3, 2015.

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

Property

The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 5-30; office equipment 4-5; computer equipment and capitalized software 3-7; building components 15-25; building structures 50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. As of year-end 2013 and 2012, the carrying value of assets held for sale was insignificant.

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

Derivatives not designated for hedge accounting.  Gains and losses on these instruments are recorded in the Consolidated Statement of Income, on the same line item as the underlying hedged item.

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

Pension and nonpension postretirement benefits.  The Company recognizes actuarial gains and losses in operating results in the year in which they occur. Experience gains and losses are recognized annually as of the measurement date, which is the Company’s fiscal year-end, or when remeasurement is otherwise required under generally accepted accounting principles. The Company uses the fair value of plan assets to calculate the expected return on plan assets.

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

New accounting standards

Reporting of amounts reclassified out of Accumulated Other Comprehensive Income.  In February 2013, the Financial Accounting Standards Board (FASB) issued an updated accounting standard requiring entities to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The Company adopted the updated standard in 2013.

Indefinite-lived intangible asset impairment testing.  In July 2012, the FASB issued an updated accounting standard to allow entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative indefinite-lived intangible asset impairment test. Under the updated standard an entity would not be required to perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired. The Company adopted the revised guidance in 2013, with no impact to the Consolidated Financial Statements.

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

NOTE 2

GOODWILL AND OTHER INTANGIBLE ASSETS

Pringles® acquisition

On May 31, 2012, the Company completed its acquisition of the Pringles® business (Pringles) from The Procter & Gamble Company (P&G) for $2.695 billion, or $2,683 billion net of cash and cash equivalents, subject to certain purchase price adjustments, which resulted in a reduction of the purchase price by approximately $15 million to $2.668 billion net of cash and cash equivalents. The acquisition was accounted for under the purchase method and was financed through a combination of cash on hand, and short-term and long-term debt. The assets and liabilities of Pringles are included in the Consolidated Balance Sheet as of December 28, 2013 and December 29, 2012 and the results of the Pringles operations subsequent to the acquisition date are included in the Consolidated Statement of Income.

The purchase price allocation, including the allocation to reportable segments, was completed during the quarter ended June 29, 2013 when the valuations of fixed assets and intangible assets were finalized resulting in a reallocation from that reported as of December 29, 2012 of goodwill between the Company’s reportable segments. Prior year amounts were revised to reflect these changes as of the date of the acquisition, resulting in reductions to goodwill and the foreign currency translation component of other comprehensive income (OCI) of $15 million as of December 29, 2012.

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

The final acquired assets and assumed liabilities include the following:

(millions)	May 31, 2012
Accounts receivable, net	$128
Inventories	103
Other prepaid assets	18
Property	317
Goodwill	1,319
Other intangibles:
Definite-lived intangible assets	79
Brand	776
Other assets:
Deferred income taxes	23
Other	16
Notes payable	(3)
Accounts payable	(9)
Other current liabilities	(24)
Other liabilities	(75)
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

For the year ended December 28, 2013, the Company incurred integration-related costs as part of the Pringles acquisition as follows: $46 million recorded in SGA, $15 million recorded in COGS and $5 million in net sales. Transaction fees and other integration-related costs incurred through December 29, 2012 were as follows: $73 million recorded in SGA, $3 million recorded in COGS and $5 million in fees for a bridge financing facility which are recorded in OIE.

For the year ended December 28, 2013, Pringles contributed net revenues of $1,658 million and net earnings of $132 million, including the integration-related costs discussed above. Through December 29, 2012, Pringles contributed net revenues of $887 million and net earnings of $31 million, including the transaction fees and other integration-related costs discussed above. The unaudited pro forma combined historical results, as if Pringles had been acquired at the beginning of fiscal 2011 are estimated to be:

(millions, except per share data)	2012	2011
Net sales	$14,862	$14,722

Net income	$1,001	$954
Net income (loss) attributable to noncontrolling interests	—	(2)
Net income attributable to Kellogg Company	$1,001	$956
Net earnings per share	$2.78	$2.63

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

In December 2012, the Company also entered into a series of agreements with a third party including a loan of $44 million which is convertible into approximately 85% of the equity of the entity. Due to this convertible loan and other agreements, the Company determined that the entity is a VIE and the Company is the primary beneficiary. Accordingly, the Company has consolidated the financial statements of the VIE in 2012 and treated the consolidation as a business acquisition within the U.S. Snacks reportable segment, which resulted in the following as of December 29, 2012: current assets, $14 million; property, $36 million; amortizable intangibles and other non-current assets, $26 million; goodwill, $76 million; current liabilities, $2 million; notes payable and long-term debt, $39 million; non-current deferred tax liabilities, $8 million; and noncontrolling interests, $59 million. During 2013, the allocation was completed resulting in increases to goodwill and non-current deferred tax liabilities of $12 million.

This entity had property and equipment with a carrying value of $35 million and notes payable and current and long-term debt of $30 million as of December 28, 2013. The liabilities recognized as a result of consolidating this entity do not represent additional claims on the Company’s general assets. Conversely, general creditors would not have claims against the assets of the VIE.

Changes in the carrying amount of goodwill are presented in the following table.

Changes in the carrying amount of goodwill
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2011	$80	$3,257	$—	$202	$57	$—	$27	$3,623
Pringles goodwill	53	434	82	77	356	88	216	1,306
Other goodwill	—	76	—	—	—	—	—	76
Currency translation adjustment	—	—	—	1	25	4	3	33
December 29, 2012	$133	$3,767	$82	$280	$438	$92	$246	$5,038
Pringles goodwill	—	—	—	—	10	—	3	13
Other goodwill	—	12	—	—	—	—	—	12
Currency translation adjustment	—	—	—	(2)	4	(3)	(11)	(12)
December 28, 2013	$133	$3,779	$82	$278	$452	$89	$238	$5,051

Intangible assets subject to amortization
(millions) Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2011	$28	$18	$—	$5	$2	$7	$—	$60
Pringles customer relationships	—	30	—	—	39	—	10	79
Other intangible assets	—	22	—	—	—	—	—	22
Currency translation adjustment	—	—	—	—	2	—	—	2
December 29, 2012	$28	$70	$—	$5	$43	$7	$10	$163
Currency translation adjustment	—	—	—	—	1	—	—	1
December 28, 2013	$28	$70	$—	$5	$44	$7	$10	$164

Accumulated Amortization
December 31, 2011	$28	$9	$—	$3	$2	$7	$—	$49
Amortization	—	3	—	—	1	—	—	4
December 29, 2012	$28	$12	$—	$3	$3	$7	$—	$53
Amortization	—	4	—	1	3	—	1	9
December 28, 2013	$28	$16	$—	$4	$6	$7	$1	$62

Intangible assets subject to amortization, net
December 31, 2011	$—	$9	$—	$2	$—	$—	$—	$11
Pringles customer relationships	—	30	—	—	39	—	10	79
Other intangible assets	—	22	—	—	—	—	—	22
Amortization	—	(3)	—	—	(1)	—	—	(4)
Currency translation adjustment	—	—	—	—	2	—	—	2
December 29, 2012	$—	$58	$—	$2	$40	$—	$10	$110
Amortization (a)	—	(4)	—	(1)	(3)	—	(1)	(9)
Currency translation adjustment	—	—	—	—	1	—	—	1
December 28, 2013	$—	$54	$—	$1	$38	$—	$9	$102

(a)	The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $9 million per year.

Intangible assets not subject to amortization
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2011	$63	$1,285	$—	$95	$—	$—	$—	$1,443
Pringles brand	—	340	—	—	436	—	—	776
Currency translation adjustment	—	—	—	—	30	—	—	30
December 29, 2012	$63	$1,625	$—	$95	$466	$—	$—	$2,249
Currency translation adjustment	—	—	—	—	16	—	—	16
December 28, 2013	$63	$1,625	$—	$95	$482	$—	$—	$2,265

NOTE 3

RESTRUCTURING AND COST REDUCTION ACTIVITIES

The Company views its continued spending on restructuring and cost reduction activities as part of its ongoing operating principles to provide greater visibility in achieving its long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.

Cost reduction initiatives

Prior to the announcement of Project K in 2013, the Company commenced various COGS and SGA cost reduction initiatives. The COGS initiatives are intended to optimize the Company’s global manufacturing network, reduce waste, and develop best practices on a global basis. The SGA initiatives focus on improvements in the efficiency and effectiveness of various global support functions.

During 2013, the Company recorded $42 million of charges associated with cost reduction initiatives. The charges were comprised of $21 million being recorded in COGS and $21 million recorded in SGA expense. At December 28, 2013, exit cost reserves were $1 million, related to severance payments which will be made in 2014.

The Company recorded $56 million of costs in 2012 associated with cost reduction initiatives. The charges were comprised of $43 million being recorded in COGS and $13 million recorded in SGA expense. At December 29, 2012, exit cost reserves were $1 million, related to severance payments.

During 2011, the Company recorded $61 million of costs associated with cost reduction initiatives. The charges were comprised of $36 million being recorded in COGS and $25 million recorded in SGA expense. Exit cost reserves at December 31, 2011 were $1 million related to severance payments.

The tables below provide the details for the charges incurred during the years ended 2013, 2012 and 2011 and program costs to date for programs currently active as of December 28, 2013.

				Program costs to date
(millions)	2013	2012	2011	December 28, 2013
Employee related costs	$7	$—	$18	$38
Asset related costs	4	4	4	8
Asset impairment	4	17	—	21
Other costs	27	35	39	76
Total	$42	$56	$61	$143

				Program costs to date
(millions)	2013	2012	2011	December 28, 2013
U.S. Morning Foods	$9	$16	$11	$21
U.S. Snacks	11	10	24	47
U.S. Specialty	2	1	1	6
North America Other	2	6	6	4
Europe	8	3	16	37
Latin America	1	2	1	2
Asia Pacific	8	18	2	26
Corporate	1	—	—	—
Total	$42	$56	$61	$143

Other costs incurred in 2013, 2012, and 2011 consist primarily of third-party incremental costs related to the development and implementation of new business capabilities primarily in North America.

Project K

In 2013, the Company announced Project K, a four-year efficiency and effectiveness program. The program is expected to generate a significant amount of savings, once all phases are approved and implemented, that will be invested in key strategic areas of focus for the business. The Company expects that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow.

The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.

The Company currently anticipates that the program will result in total pre-tax charges, once all phases are approved and implemented, of $1.2 to $1.4 billion, with after-tax cash costs, including incremental capital expenditures, estimated to be $900 million to $1.1 billion. The Company currently expects the charges will consist of asset-related costs totaling $450 to $500 million which will consist primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs totaling $425 to $475 million which will include severance, pension and other termination benefits; and other costs totaling $325 to $425 million which will consist primarily of charges related to the design and implementation of global business capabilities. A significant portion of other costs are the result of the implementation of global business service centers which are intended to simplify and standardize business support processes.

The Company currently expects that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 17%), U.S. Snacks (approximately 7%), U.S. Specialty (approximately 1%), North America Other (approximately 3%), Europe (approximately 7%), Latin America (approximately 2%), Asia-Pacific (approximately 6%), and Corporate (approximately 57%). A majority of the costs impacting Corporate relate to additional initiatives to be executed after 2014 that are currently not fully defined. As the development of these initiatives is completed, the Company will update its estimated costs by reportable segment as needed.

In 2013, the Company recognized charges of $208 million that have been attributed to the program. The charges comprised of $174 million being recorded in COGS and $34 million recorded in SGA. The tables below outline the details of these charges:

Project K

(millions)	2013
Employee related costs	$107
Asset related costs	6
Asset impairment	66
Other costs	29
Total	$208

(millions)	2013
U.S. Morning Foods	$100
U.S. Snacks	19
U.S. Specialty	3
North America Other	9
Europe	19
Latin America	4
Asia Pacific	24
Corporate	30
Total	$208

Employee related costs consisted of severance and pension charges. Asset impairments were recorded for fixed assets that were determined to be impaired and were written down to their estimated fair value. Asset related costs relate primarily to accelerated depreciation. See Note 12 for more information. Other costs incurred consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

At December 28, 2013 exit cost reserves for Project K were $77 million, related to severance payments and other costs of which a substantial portion will be paid in 2014 and 2015. The following table provides details for Project K exit cost reserves.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 29, 2012	$—	$—	$—	$—	$—
2013 restructuring charges	107	66	6	29	208
Cash payments	(7)	—	(1)	(17)	(25)
Non-cash charges and other (a)	(35)	(66)	(5)	—	(106)
Liability as of December 28, 2013	$65	$—	$—	12	$77

(a)	Employee related non-cash charges consist of pension curtailment expense.

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

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2013
Basic	$1,807	363	$4.98
Dilutive potential common shares		2	(0.04)
Diluted	$1,807	365	$4.94
2012
Basic	$961	358	$2.68
Dilutive potential common shares		2	(0.01)
Diluted	$961	360	$2.67
2011
Basic	$866	362	$2.39
Dilutive potential common shares		2	(0.01)
Diluted	$866	364	$2.38

The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (in millions): 2013-5.0; 2012-9.9; 2011-4.2.

Stock transactions

The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 7. The number of shares issued during the periods presented was (in millions): 2013–10; 2012–5; 2011–7. The Company issued shares totaling less than one million in each of the years presented under Kellogg DirectTM , a direct stock purchase and dividend reinvestment plan for U.S. shareholders.

In December 2012, the Company’s board of directors approved a share repurchase program authorizing the repurchase of up to $300 million during 2013. In April 2013, the Company’s board of directors approved an authorization to repurchase up to $1 billion in shares through April 2014. In February 2014, the Company’s board of directors approved a new authorization to repurchase up to $1.5 billion in shares through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. In May 2013, the Company entered into an Accelerated Share Repurchase (ASR) Agreement with a financial institution counterparty and paid $355 million for the repurchase of shares during the term of the Agreement which extended through August 2013. During the second quarter of 2013, 4.9 million shares were initially delivered to the Company and accounted for as a reduction to Kellogg Company equity. The transaction was completed during the third quarter, at which time the Company received 0.6 million additional shares. The total number of shares delivered upon settlement of the ASR was based upon the volume weighted average price of the Company’s stock over the term of the agreement.

During 2013, the Company repurchased 9 million shares of common stock for a total of $544 million. During 2012, the Company repurchased 1 million shares of common stock for a total of $63 million. During 2011, the Company repurchased 15 million shares of common stock at a total cost of $793 million.

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

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) for the year ended December 28, 2013 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI	Line item impacted within Income Statement
Gains and losses on cash flow hedges:
Foreign currency exchange contracts	$(10)	COGS
Foreign currency exchange contracts	(2)	SGA
Interest rate contracts	(4)	Interest expense
Commodity contracts	10	COGS
	$(6)	Total before tax
	—	Tax (expense) benefit
	$(6)	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$5	See Notes 8 and 9 for further details
Prior service cost	13	See Notes 8 and 9 for further details
	$18	Total before tax
	(6)	Tax (expense) benefit
	$12	Net of tax
Total reclassifications	$6	Net of tax

Accumulated other comprehensive income (loss) as of December 28, 2013 and December 29, 2012 consisted of the following:

(millions)	December 28, 2013	December 29, 2012
Foreign currency translation adjustments	$(856)	$(832)
Cash flow hedges — unrealized net gain (loss)	1	(3)
Postretirement and postemployment benefits:
Net experience loss	(15)	(29)
Prior service cost	(66)	(82)
Total accumulated other comprehensive income (loss)	$(936)	$(946)

NOTE 5

LEASES AND OTHER COMMITMENTS

The Company’s leases are generally for equipment and warehouse space. Rent expense on all operating leases was (in millions): 2013-$174; 2012-$174; 2011-$166. During 2013, the Company entered into less than $1 million in capital lease agreements. In 2012, the Company entered into approximately $4 million in capital lease agreements to finance the purchase of equipment. The Company did not enter into any material capital lease agreements during 2011.

At December 28, 2013, future minimum annual lease commitments under non-cancelable operating and capital leases were as follows:

(millions)	Operating leases	Capital leases
2014	$172	$1
2015	145	1
2016	119	1
2017	85	1
2018	71	1
2019 and beyond	81	2
Total minimum payments	$673	$7
Amount representing interest		(1)
Obligations under capital leases		6
Obligations due within one year		(1)
Long-term obligations under capital leases		$5

The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At December 28, 2013, the Company had not recorded any liability related to these indemnifications.

NOTE 6

DEBT

The following table presents the components of notes payable at year end December 28, 2013 and December 29, 2012:

(millions)	2013		2012
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$249	0.22%	$853	0.26%
Europe commercial paper	437	0.23	159	0.18
Bank borrowings	53		53
Total	$739		$1,065

The following table presents the components of long-term debt at year end December 28, 2013 and December 29, 2012:

(millions)	2013	2012
(a) 7.45% U.S. Dollar Debentures due 2031	$1,089	$1,091
(b) 4.0% U.S. Dollar Notes due 2020	974	993
(c) 4.45% U.S. Dollar Notes due 2016	767	772
(d) 3.125% U.S. Dollar Debentures due 2022	682	694
(e) 1.875% U.S. Dollar Notes due 2016	505	509
(f) 4.15% U.S. Dollar Notes due 2019	488	513
(g) 3.25% U.S. Dollar Notes due 2018	411	420
(h) 2.75% U.S. Dollar Notes due 2023	398	—
(i) 1.75% U.S. Dollar Notes due 2017	395	398
(j) 1.125% U.S. Dollar Notes due 2015	350	350
(k) 2.10% Canadian Dollar Notes 2014	282	302
(l) Floating-rate U.S. Dollar Notes due 2015	250	—
(m) 4.25% U.S. Dollar Notes due 2013	—	754
Other	28	41
	6,619	6,837
Less current maturities	(289)	(755)
Balance at year end	$6,330	$6,082

(a)	In March 2001, the Company issued long-term debt instruments, primarily to finance the acquisition of Keebler Foods Company, of which $1.1 billion of thirty-year 7.45% Debentures remain outstanding. The effective interest rate on the Debentures, reflecting issuance discount and hedge settlement, was 7.54%. The Debentures contain standard events of default and covenants, and can be redeemed in whole or in part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date).

(b)	In December 2010, the Company issued $1.0 billion of ten-year 4.0% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for incremental pension and postretirement benefit plan contributions and to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement, was 2.90%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In March 2013, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation for the remainder of the ten-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $20 million, and was recorded as a decrease in the hedged debt balance at December 28, 2013.

(c)	In May 2009, the Company issued $750 million of seven-year 4.45% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 3.45% at December 28, 2013. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. The Company entered into interest rate swaps in February 2011 and March 2012 with notional amounts totaling $200 million and $550 million, respectively, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In April 2013, the Company terminated all of the interest rate swaps. The resulting unamortized gain of $18 million at December 28, 2013 will be amortized to interest expense over the remaining term of the Notes.

(d)	In May 2012, the Company issued $700 million of ten-year 3.125% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount and interest rate swaps, was 2.74% at December 28, 2013. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In May 2013, the Company entered into interest rate swaps with notional amounts totaling $200 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation for the remainder of the ten-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $13 million, and was recorded as a decrease in the hedged debt balance at December 28, 2013.

(e)	In November 2011, the Company issued $500 million of five-year 1.875% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes including repayment of a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 0.98% at December 28, 2013. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In March 2012, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In April 2013, the Company terminated all of the interest rate swaps, and the resulting unamortized gain of $8 million at December 28, 2013 will be amortized to interest expense over the remaining term of the Notes. In May 2013, the Company entered into interest rate swaps with notional amounts totaling $500 million, which effectively converted this debt from a fixed rate to a floating rate obligation for the remainder of the five-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $3 million, and was recorded as a decrease in the hedged debt balance at December 28, 2013.

(f)

In November 2009, the Company issued $500 million of ten-year 4.15% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its 6.6% U.S. Dollar Notes due 2011. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 2.72% at December 28, 2013. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In March 2012, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation for the remainder of the ten-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $11 million, and was recorded as a decrease in the hedged debt balance at December 28, 2013.

(g)	In May 2011, the Company issued $400 million of seven-year 3.25% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes including repayment of a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 1.86% at December 28, 2013. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In October 2011, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During February and April 2013, the Company terminated all of the interest rate swaps, and the resulting unamortized gain of $17 million at December 28, 2013 will be amortized to interest expense over the remaining term of the Notes. In May 2013, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted these Notes from a fixed rate to a floating rate obligation for the remainder of the seven-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $6 million, and was recorded as a decrease in the hedged debt balance at December 28, 2013 and December 29, 2012, respectively.

(h)	In February 2013, the Company issued $400 million of ten-year 2.75% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including, together with cash on hand, a portion of the repayment of $750 million aggregate principal amount of the Company’s 4.25% U.S. Dollar Notes that matured in March 2013. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement, was 2.74%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(i)	In May 2012, the Company issued $400 million of five-year 1.75% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount and interest rate swaps, was 1.32%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision. In March and May 2013, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted the Notes from a fixed rate to a floating rate obligation for the remainder of the ten-year term. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $4 million, and was recorded as a decrease in the hedged debt balance at December 28, 2013.

(j)	In May 2012, the Company issued $350 million of three-year 1.125% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount, was 1.16%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(k)	In May 2012, the Company issued Cdn.$300 million of two-year 2.10% fixed rate Canadian Dollar Notes, using net proceeds from these Notes for general corporate purposes, which included repayment of intercompany debt. This repayment resulted in cash available to be used for a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount, was 2.11%. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(l)	In February 2013, the Company issued $250 million of floating-rate U.S. Dollar Notes bearing interest at LIBOR plus 0.23% due February 2015. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand, a portion of the repayment of $750 million aggregate principal amount of the Company’s 4.25% U.S. Dollar Notes that matured in March 2013. The effective interest rate on these Notes was 0.47% at December 28, 2013. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contain a change of control provision.

(m)	In March 2008, the Company issued $750 million of five-year 4.25% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its U.S. commercial paper. The Notes contained customary covenants that limited the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions. The customary covenants also contained a change of control provision. In conjunction with this debt issuance, the Company entered into interest rate swaps with notional amounts totaling $750 million, which effectively converted this debt from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2011, the Company transferred a portion of the interest rate swaps to another counterparty and subsequently terminated all the interest rate swaps. The Company redeemed the Notes in March 2013.

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

The Company and two of its subsidiaries (the Issuers) maintain a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. There was $437 million and $159 million outstanding under this program as of December 28, 2013 and December 29, 2012, respectively.

At December 28, 2013, the Company had $2.2 billion of short-term lines of credit, virtually all of which were unused and available for borrowing on an unsecured basis. These lines were comprised principally of an unsecured Four-Year Credit Agreement, which the Company entered into in March 2011 and expires in 2015. The Four-Year Credit Agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, to obtain letters of credit in an aggregate amount up to $75 million, U.S. swingline loans in an aggregate amount up to $200 million and European swingline loans in an aggregate amount up to $400 million and to provide a procedure for lenders to bid on short-term debt of the Company. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens, sale and leaseback transactions, and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest.

The Company was in compliance with all covenants as of December 28, 2013.

Scheduled principal repayments on long-term debt are (in millions): 2014–$289; 2015–$610; 2016–$1,253; 2017–$403; 2018–$403; 2019 and beyond–$3,702.

Interest paid was (in millions): 2013–$234; 2012–$254; 2011–$249. Interest expense capitalized as part of the construction cost of fixed assets was (in millions): 2013–$2; 2012–$2; 2011–$5.

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

The 2013 Long-Term Incentive Plan (2013 Plan), approved by shareholders in 2013, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2013 Plan, which replaced the 2009 Long-Term Incentive Plan (2009 Plan), authorizes the issuance of a total of (a) 22 million shares; plus (b) the total number of shares remaining available for future grants under the 2009 Plan. The total number of shares remaining available for issuance under the 2013 Plan will be reduced by two shares for each share issued pursuant to an award under the 2013 Plan other than a stock option or stock appreciation right, or potentially issuable pursuant to an outstanding award other than a stock option or stock appreciation right, which will in each case reduce the total number of shares remaining by one share for each share issued. The 2013 Plan includes several limitations on awards or payments to individual participants. Options granted under the 2013 and 2009 Plans generally vest over three years. At December 28, 2013, there were 27 million remaining authorized, but unissued, shares under the 2013 Plan. This amount includes 5 million shares remaining available under the 2009 Plan.

The Non-Employee Director Stock Plan (2009 Director Plan) was approved by shareholders in 2009 and allows each eligible non-employee director to receive shares of the Company’s common stock annually. The number of shares granted pursuant to each annual award will be determined by the Nominating and Governance Committee of the Board of Directors. The 2009 Director Plan, which replaced the 2000 Non-Employee Director Stock Plan (2000 Director Plan), reserves 500,000 shares for issuance, plus the total number of shares as to which awards granted under the 2009 Director Plan or the 2000 Director Plans expire or are forfeited, terminated or settled in cash. Under both the 2009 and 2000 Director Plans, shares (other than stock options) are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the Grantor Trust). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board. Under the 2009 Director Plan, awards were as follows (number of shares): 2013-26,504; 2012-26,940; 2011-24,850.

The 2002 Employee Stock Purchase Plan was approved by shareholders in 2002 and permits eligible employees to purchase Company stock at a discounted price. This plan allows for a maximum of 2.5 million shares of Company stock to be issued at a purchase price equal to 95% of the fair market value of the stock on the last day of the quarterly purchase period. Total purchases through this plan for any employee are limited to a fair market value of $25,000 during any calendar year. At December 28, 2013, there were approximately 0.5 million remaining authorized, but unissued, shares under this plan. Shares were purchased by employees under this plan as follows (approximate number of shares): 2013–85,000; 2012–107,000; 2011–110,000. Options granted to employees to purchase discounted stock under this plan are included in the option activity tables within this note.

Additionally, an international subsidiary of the Company maintains a stock purchase plan for its employees. Subject to limitations, employee contributions to this plan are matched 1:1 by the Company. Under this plan, shares were granted by the Company to match an equal number of shares purchased by employees as follows (approximate number of shares): 2013–58,000; 2012–71,000; 2011–68,000.

Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2013	2012	2011
Pre-tax compensation expense	$38	$46	$37
Related income tax benefit	$14	$17	$13

As of December 28, 2013, total stock-based compensation cost related to non-vested awards not yet recognized was $43 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax benefits realized upon exercise or vesting of stock-based awards generally represent the tax benefit of the difference between the exercise price and the strike price of the option.

Cash used by the Company to settle equity instruments granted under stock-based awards was insignificant.

(millions)	2013	2012	2011
Total cash received from option exercises and similar instruments	$475	$229	$291
Tax benefits realized upon exercise or vesting of stock-based awards:
Windfall benefits classified as financing cash flow	$24	$6	$11

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

Stock options

During the periods presented, non-qualified stock options were granted to eligible employees under the 2013 and 2009 Plans with exercise prices equal to the fair market value of the Company’s stock on the grant date, a contractual term of ten years, and a three-year graded vesting period.

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

Stock option valuation model assumptions for grants within the year ended:	2013	2012	2011
Weighted-average expected volatility	15.00%	16.00%	17.00%
Weighted-average expected term (years)	7.44	7.53	6.99
Weighted-average risk-free interest rate	1.49%	1.60%	3.06%
Dividend yield	2.90%	3.30%	3.10%
Weighted-average fair value of options granted	$5.92	$5.23	$7.59

A summary of option activity for the year ended December 28, 2013 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	25	$50
Granted	6	60
Exercised	(10)	48
Forfeitures and expirations	(1)	55
Outstanding, end of period	20	$54	7.0	$143
Exercisable, end of period	9	$50	5.4	$101

Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data)	2012	2011
Outstanding, beginning of year	24	26
Granted	6	5
Exercised	(4)	(6)
Forfeitures and expirations	(1)	(1)
Outstanding, end of year	25	24
Exercisable, end of year	14	16
Weighted-average exercise price:
Outstanding, beginning of year	$48	$47
Granted	52	53
Exercised	44	45
Forfeitures and expirations	53	52
Outstanding, end of year	$50	$48
Exercisable, end of year	$48	$47

The total intrinsic value of options exercised during the periods presented was (in millions): 2013–$139; 2012–$34; 2011–$63.

Other stock-based awards

During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2013 and 2009 Plans.

In 2013, 2012 and 2011, the Company made performance share awards to a limited number of senior executive-level employees, which entitles these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year targets are achieved. The cumulative three-year targets involved operating profit and internal net sales growth. Management estimates the fair value of performance share awards based on the market price of the underlying stock on the date of grant, reduced by the present value of estimated dividends foregone during the performance period. The 2013, 2012 and 2011 target grants (as revised for non-vested forfeitures and other adjustments) currently correspond to approximately 208,000, 183,000 and 117,000 shares, respectively, with a grant-date fair value of $54, $47, and $48 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at year-end 2013, the maximum future value that could be awarded on the vesting date was (in millions): 2013 award–$23; 2012 award–$17; and 2011 award–$11. The 2010 performance share award, payable in stock, was settled at 40% of target in February 2013 for a total dollar equivalent of $4 million.

The Company also periodically grants restricted stock and restricted stock units to eligible employees under the 2013 Plan. Restrictions with respect to sale or transferability generally lapse after three years and, in the case of restricted stock, the grantee is normally entitled to receive shareholder dividends during the vesting period. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock activity for the year ended December 28, 2013, is presented in the following table:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted- average grant-date fair value
Non-vested, beginning of year	316	$50
Granted	139	52
Vested	(117)	51
Forfeited	(20)	47
Non-vested, end of year	318	$52

Grants of restricted stock and restricted stock units for comparable prior-year periods were: 2012 – 160,000, 2011–102,000.

The total fair value of restricted stock and restricted stock units vesting in the periods presented was (in millions): 2013–$6; 2012–$4; 2011–$7.

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

Obligations and funded status

The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2013	2012
Change in projected benefit obligation
Beginning of year	$5,135	$4,367
Service cost	133	110
Interest cost	203	207
Plan participants’ contributions	2	2
Amendments	4	23
Actuarial (gain)loss	(407)	535
Benefits paid	(218)	(213)
Acquisitions	17	47
Curtailment and special termination benefits	26	—
Foreign currency adjustments	(7)	57
End of year	$4,888	$5,135
Change in plan assets
Fair value beginning of year	$4,374	$3,931
Actual return on plan assets	802	508
Employer contributions	34	38
Plan participants’ contributions	2	2
Benefits paid	(200)	(187)
Acquisitions	—	23
Foreign currency adjustments	2	59
Fair value end of year	$5,014	$4,374
Funded status	$126	$(761)
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$419	$145
Other current liabilities	(16)	(20)
Other liabilities	(277)	(886)
Net amount recognized	$126	$(761)
Amounts recognized in accumulated other comprehensive income consist of
Prior service cost	$73	$94
Net amount recognized	$73	$94

The accumulated benefit obligation for all defined benefit pension plans was $4.5 billion and $4.7 billion at December 28, 2013 and December 29, 2012, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2013	2012
Projected benefit obligation	$327	$3,707
Accumulated benefit obligation	$251	$3,442
Fair value of plan assets	$58	$2,823

Expense

The components of pension expense are presented in the following table. Pension expense for defined contribution plans relates to certain foreign-based defined contribution plans and multiemployer plans in the United States in which the Company participates on behalf of certain unionized workforces.

(millions)	2013	2012	2011
Service cost	$133	$110	$96
Interest cost	203	207	209
Expected return on plan assets	(359)	(344)	(361)
Amortization of unrecognized prior service cost	16	14	14
Recognized net (gain)loss	(854)	372	747
Curtailment and special termination benefits	34	—	—
Pension (income)expense:
Defined benefit plans	(827)	359	705
Defined contribution plans	35	29	35
Total	$(792)	$388	$740

The estimated prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension expense over the next fiscal year is approximately $14 million.

The Company and certain of its subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2013 – $41; 2012 – $39; 2011- $36. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.

See discussion in Note 3 related to curtailment and special termination benefit costs recognized in 2013.

Assumptions

The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2013	2012	2011
Discount rate	4.7%	4.0%	4.8%
Long-term rate of compensation increase	4.1%	4.1%	4.2%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2013	2012	2011
Discount rate	4.1%	4.8%	5.4%
Long-term rate of compensation increase	4.1%	4.2%	4.2%
Long-term rate of return on plan assets	8.5%	8.9%	8.9%

To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 68% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2013 of 8.5% equated to approximately the 60th percentile expectation. Refer to Note 1.

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

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended December 28, 2013, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of December 28, 2013 summarized by level within the fair value hierarchy are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$28	$83	$—	$111
Corporate stock, common:
Domestic	576	—	—	576
International	297	—	—	297
Mutual funds:
International equity	—	726	—	726
International debt	—	54	—	54
Collective trusts:
Domestic equity	—	737	—	737
International equity	—	982	—	982
Eurozone sovereign debt	—	14	—	14
Other international debt	—	288	—	288
Limited partnerships	—	468	—	468
Bonds, corporate	—	370	1	371
Bonds, government	—	123	—	123
Bonds, other	—	52	—	52
Real estate	—	—	125	125
Other	—	82	8	90
Total	$901	$3,979	$134	$5,014

The fair value of Plan assets at December 29, 2012 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$29	$32	$—	$61
Corporate stock, common:
Domestic	466	—	—	466
International	259	—	—	259
Mutual funds:
International equity	—	717	—	717
International debt	—	58	—	58
Collective trusts:
Domestic equity	—	535	—	535
International equity	—	920	—	920
Eurozone sovereign debt	—	17	—	17
Other international debt	—	274	—	274
Limited partnerships	—	275	—	275
Bonds, corporate	—	441	—	441
Bonds, government	—	150	—	150
Bonds, other	—	66	—	66
Real estate	—	—	115	115
Other	4	7	9	20
Total	$758	$3,492	$124	$4,374

There were no unfunded commitments to purchase investments at December 28, 2013 or December 29, 2012.

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

The current weighted-average target asset allocation reflected by this strategy is: equity securities–72%; debt securities–22%; other–6%. Investment in Company common stock represented 1.2% and 1.3% of consolidated plan assets at December 28, 2013 and December 29, 2012, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute approximately $43 million to its defined benefit pension plans during 2014.

Level 3 gains and losses

Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

(millions)	Bonds, corporate	Real estate	Other	Total
December 31, 2011	$1	$105	$6	$112
Purchases	—	—	1	1
Sales	(1)	—	—	(1)
Realized and unrealized gain	—	6	2	8
Transfer out	—	4	—	4
December 29, 2012	$—	$115	$9	$124
Purchases	1	1	1	3
Sales	—	—	(1)	(1)
Realized and unrealized gain	—	8	—	8
Currency translation	—	1	(1)	—
December 28, 2013	$1	$125	$8	$134

The net change in Level 3 assets includes a gain attributable to the change in unrealized holding gains or losses related to Level 3 assets held at December 28, 2013 and December 29, 2012 totaling $8 million for both years.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2014–$252; 2015–$418; 2016–$263; 2017–$254; 2018–$263; 2019 to 2023–$1,498.

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

Obligations and funded status

The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2013	2012
Change in accumulated benefit obligation
Beginning of year	$1,323	$1,155
Service cost	34	27
Interest cost	50	53
Actuarial (gain) loss	(145)	115
Benefits paid	(56)	(62)
Curtailments	1	—
Acquisitions	—	34
Foreign currency adjustments	(5)	1
End of year	$1,202	$1,323
Change in plan assets
Fair value beginning of year	$1,040	$965
Actual return on plan assets	188	132
Employer contributions	14	13
Benefits paid	(64)	(70)
Fair value end of year	$1,178	$1,040
Funded status	$(24)	$(283)
Amounts recognized in the Consolidated Balance Sheet consist of
Other non-current assets	$47	$—
Other current liabilities	(3)	(2)
Other liabilities	(68)	(281)
Net amount recognized	$(24)	$(283)
Amounts recognized in accumulated other comprehensive income consist of
Prior service credit	(1)	(3)
Net amount recognized	$(1)	$(3)

Expense

Components of postretirement benefit expense (income) were:

(millions)	2013	2012	2011
Service cost	$34	$27	$23
Interest cost	50	53	62
Expected return on plan assets	(86)	(84)	(87)
Amortization of unrecognized prior service credit	(3)	(2)	(3)
Recognized net (gain) loss	(247)	66	(16)
Curtailment	1	—	—
Postretirement benefit expense:
Defined benefit plans	(251)	60	(21)
Defined contribution plans	13	13	14
Total	$(238)	$73	$(7)

The estimated prior service cost credit that will be amortized from accumulated other comprehensive income into nonpension postretirement benefit expense over the next fiscal year is expected to be approximately $3 million.

See discussion in Note 3 regarding curtailment expense recognized in 2013.

Assumptions

The weighted-average actuarial assumptions used to determine benefit obligations were:

	2013	2012	2011
Discount rate	4.8%	3.9%	4.6%

The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2013	2012	2011
Discount rate	3.9%	4.6%	5.3%
Long-term rate of return on plan assets	8.5%	8.9%	8.9%

The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 8.

The assumed health care cost trend rate is 5.3% for 2014, decreasing gradually to 4.5% by the year 2017 and remaining at that level thereafter. These trend rates reflect the Company’s historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

(millions)	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$11	$(9)
Effect on postretirement benefit obligation	132	(110)

Plan assets

The fair value of Plan assets as of December 28, 2013 summarized by level within fair value hierarchy described in Note 8, are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$7	$39	$—	$46
Corporate stock, common:
Domestic	231	—	—	231
International	15	—	—	15
Mutual funds:
Domestic equity	—	167	—	167
International equity	—	124	—	124
Domestic debt	—	57	—	57
Collective trusts:
Domestic equity	—	14	—	14
International equity	—	169	—	169
Limited partnerships	—	169	—	169
Bonds, corporate	—	130	—	130
Bonds, government	—	39	—	39
Bonds, other	—	16	—	16
Other	—	1	—	1
Total	$253	$925	$—	$1,178

The fair value of Plan assets at December 29, 2012 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$5	$12	$—	$17
Corporate stock, common:
Domestic	174	—	—	174
International	18	—	—	18
Mutual funds:
Domestic equity	—	63	—	63
International equity	—	161	—	161
Domestic debt	—	60	—	60
Collective trusts:
Domestic equity	—	126	—	126
International equity	—	110	—	110
Limited partnerships	—	101	—	101
Bonds, corporate	—	142	—	142
Bonds, government	—	49	—	49
Bonds, other	—	17	—	17
Other	2	—	—	2
Total	$199	$841	$—	$1,040

The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 8. The current target asset allocation is 75% equity securities and 25% debt securities. The Company currently expects to contribute approximately $14 million to its VEBA trusts during 2014.

There were no Level 3 assets during 2013 and 2012.

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

(millions)	2013	2012
Change in accumulated benefit obligation
Beginning of year	$103	$93
Service cost	7	7
Interest cost	3	4
Actuarial (gain) loss	(17)	7
Benefits paid	(9)	(8)
End of year	$87	$103
Funded status	$(87)	$(103)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(8)	$(10)
Other liabilities	(79)	(93)
Net amount recognized	$(87)	$(103)
Amounts recognized in accumulated other comprehensive income consist of
Net experience loss	$25	$46
Net amount recognized	$25	$46

Components of postemployment benefit expense were:

(millions)	2013	2012	2011
Service cost	$7	$7	$6
Interest cost	3	4	4
Recognized net loss	5	5	5
Postemployment benefit expense	$15	$16	$15

The estimated net experience loss that will be amortized from accumulated other comprehensive income into postemployment benefit expense over the next fiscal year is approximately $3 million.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2014	$68	$8
2015	69	8
2016	70	7
2017	71	8
2018	72	8
2019-2023	385	41

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

The Company’s participation in multiemployer pension plans for the year ended December 28, 2013, is outlined in the table below. The “EIN/PN” column provides the Employer Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status available for 2013 and 2012 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement(s) (CBA) to which the plans are subject.

		PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (millions)
Pension trust fund	EIN/PN	2013	2012		2013	2012	2011	Surcharge Imposed	Expiration Date of CBA
Bakery and Confectionary Union and Industry International Pension Fund (a)	52-6118572 / 001	Red - 12/31/2013	Red - 12/31/2012	Implemented	$5.2	$4.8	$4.3	Yes	10/31/2015 to 4/30/2017
Central States, Southeast and Southwest Areas Pension Fund (b)	36-6044243 / 001	Red - 12/31/2013	Red - 12/31/2012	Implemented	4.5	4.3	4.1	Yes	3/31/2014 to 12/31/2016
Western Conference of Teamsters Pension Trust ( c )	91-6145047 / 001	Green - 12/31/2013	Green - 12/31/2012	N/A	1.5	1.3	1.2	No	1/31/2015 to 3/29/2018
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424 / 001	Red - 6/30/2014	Red - 6/30/2013	Implemented	0.5	0.4	0.4	No	10/3/2015
Local 734 Pension Plan	51-6040136 / 001	Red - 4/30/2014	Red - 4/30/2013	Implemented	0.3	0.3	0.3	Yes	4/1/2015
Twin Cities Bakery Drivers Pension Plan	41-6172265 / 001	Red - 12/31/2013	Red - 12/31/2012	Implemented	0.2	0.2	0.2	Yes	5/31/2015
Upstate New York Bakery Drivers and Industry Pension Fund	15-0612437 / 001	Green - 6/30/2013	Green - 6/30/2012	NA	0.1	0.1	0.1	No	9/7/2014
Other Plans					2.2	2.1	2.0
Total contributions:					$14.5	$13.5	$12.6

(a)	The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 70 percent of the Company’s participants in this fund are covered by a single CBA that expires on 4/30/2017. Another CBA, covering 15% of the Company’s participants in this fund, expired in 2013 and is currently under negotiation.

(b)	The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 40 percent of the Company’s participants in this fund are covered by a single CBA that expires on 7/27/2014.

(c)	The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 40 percent of the Company’s participants in this fund are covered by a single CBA that expires on 3/24/2018.

The Company was listed in the Forms 5500 of the following plans as of the following plan year ends as providing more than 5 percent of total contributions:

Pension trust fund	Contributions to the plan exceeded more than 5% of total contributions (as of the Plan’s year end)
Hagerstown Motor Carriers and Teamsters Pension Fund	6/30/2013, 6/30/2012 and 6/30/2011
Local 734 Pension Plan	4/30/2013 and 4/30/2012
Twin Cities Bakery Drivers Pension Plan	12/31/2012, 12/31/2011 and 12/31/2010
Upstate New York Bakery Drivers and Industry Pension Fund	6/30/2013 and 6/30/2012

At the date the Company’s financial statements were issued, Forms 5500 were not available for the plan years ending after June 30, 2013.

In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multiemployer pension plan has unfunded vested benefits and the Company decreases or ceases participation in that plan. The Company has recognized net estimated withdrawal expense related to curtailment and special termination benefits associated with the Company’s withdrawal from certain multiemployer plans aggregating (in millions): 2013 – $0; 2012 – $(5); 2011 – $5.

The final calculation of the withdrawal liability initially recognized in 2012 is pending the finalization of certain plan year-related data and is therefore subject to adjustment. The associated cash obligation is payable over a maximum 20 year period; management has not determined the actual period over which the payments will be made.

Postretirement benefits

Multiemployer postretirement benefit plans provide health care and other welfare benefits to active and retired employees who have met certain age and service requirements. Contributions to multiemployer postretirement benefit plans were (in millions): 2013 – $13; 2012 – $13; 2011 – $14.

NOTE 11

INCOME TAXES

The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2013	2012	2011
Income before income taxes
United States	$2,102	$1,008	$935
Foreign	504	317	249
	2,606	1,325	1,184
Income taxes
Currently payable
Federal	302	383	285
State	68	34	26
Foreign	105	105	108
	475	522	419
Deferred
Federal	331	(129)	(57)
State	(2)	8	3
Foreign	(12)	(38)	(45)
	317	(159)	(99)
Total income taxes	$792	$363	$320

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2013	2012	2011
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign rates varying from 35%	(3.5)	(4.4)	(4.9)
State income taxes, net of federal benefit	1.7	2.1	1.6
Cost (benefit) of remitted and unremitted foreign earnings	(0.4)	(1.8)	(1.8)
Tax audit activity	(0.1)	—	(0.5)
Net change in valuation allowances	0.4	0.8	0.9
Statutory rate changes, deferred tax impact	(0.5)	(0.3)	(0.5)
U.S. deduction for qualified production activities	(0.9)	(2.1)	(1.8)
Other	(1.3)	(1.9)	(1.0)
Effective income tax rate	30.4%	27.4%	27.0%

As presented in the preceding table, the Company’s 2013 consolidated effective tax rate was 30.4%, as compared to 27.4% in 2012 and 27.0% in 2011.

The 2013 effective income tax rate was negatively impacted by income generated from mark-to-market adjustments for the Company’s pension plans that was generally incurred in jurisdictions with tax rates higher than the effective income tax rate. As of December 28, 2013, the Company recorded a deferred tax liability of $2 million related to $24 million of foreign earnings not considered indefinitely reinvested. Accumulated foreign earnings of approximately $2.2 billion, primarily in Europe and Mexico, were considered indefinitely reinvested. Accordingly, deferred income taxes have not been provided on these earnings and it is not practical to estimate the deferred tax impact of those earnings.

The 2012 effective income tax rate benefited from the elimination of a tax liability related to certain international earnings now considered indefinitely reinvested. As of December 29, 2012, the Company recorded a deferred tax liability of $5 million related to $258 million of earnings. Accumulated foreign earnings of approximately $1.7 billion, primarily in Europe, were considered indefinitely reinvested. Accordingly, deferred income taxes have not been provided on these earnings and it is not practical to estimate the deferred tax impact of those earnings.

The 2011 effective income tax rate benefited from an international legal restructuring reflected in the cost (benefit) of remitted and unremitted foreign earnings. During the third quarter of 2011, the Company recorded a benefit of $7 million from the decrease in the statutory rate in the United Kingdom.

Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2013 and 2012 were $55 million and $61 million, respectively, with related valuation allowances at year-end 2013 and 2012 of $49 million and $50 million, respectively. Of the total carryforwards at year-end 2013, substantially all will expire after 2018.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2013 and 2012. Deferred tax assets on employee benefits decreased in 2013 due to increased asset returns and discount rate increases associated with the Company’s pension and postretirement plans.

	Deferred tax assets		Deferred tax liabilities
(millions)	2013	2012	2013	2012
U.S. state income taxes	$13	$7	$61	$63
Advertising and promotion-related	23	23	—	—
Wages and payroll taxes	36	26	—	—
Inventory valuation	37	22	—	—
Employee benefits	65	426	—	—
Operating loss and credit carryforwards	55	61	—	—
Hedging transactions	10	2	—	—
Depreciation and asset disposals	—	—	366	386
Trademarks and other intangibles	—	—	529	496
Deferred compensation	36	39	—	—
Stock options	36	51	—	—
Unremitted foreign earnings	—	—	2	5
Other	109	90	—	—
	420	747	958	950
Less valuation allowance	(61)	(59)	—	—
Total deferred taxes	$359	$688	$958	$950
Net deferred tax asset (liability)	$(599)	$(262)
Classified in balance sheet as:
Other current assets	$195	$159
Other current liabilities	(13)	(8)
Other assets	147	110
Other liabilities	(928)	(523)
Net deferred tax asset (liability)	$(599)	$(262)

The change in valuation allowance reducing deferred tax assets was:

(millions)	2013	2012	2011
Balance at beginning of year	$59	$46	$36
Additions charged to income tax expense	17	12	12
Reductions credited to income tax expense	(3)	—	(1)
Other (a)	(10)	—	—
Currency translation adjustments	(2)	1	(1)
Balance at end of year	$61	$59	$46

(a)	Reduction due to the disposition of a business resulting in deferred tax asset and valuation allowance being eliminated.

Cash paid for income taxes was (in millions): 2013 – $426; 2012 – $508; 2011 – $271. Income tax benefits realized from stock option exercises and deductibility of other equity-based awards are presented in Note 7.

Uncertain tax positions

The Company is subject to federal income taxes in the U.S. as well as various state, local, and foreign jurisdictions. The Company’s annual provision for U.S. federal income taxes represents approximately 80% of the Company’s consolidated income tax provision. The Company was chosen to participate in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP) beginning with the 2008 tax year. As a result, with limited exceptions, the Company is no longer subject to U.S. federal examinations by the IRS for years prior to 2012. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions. The assessments previously issued by the Spanish tax authorities for the 2005 and 2006 tax years related to intercompany activity have been resolved in the current year with no material impact to the financial results.

As of December 28, 2013, the Company has classified $10 million of unrecognized tax benefits as a current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the current liability balance expected to be settled within one year, offset by approximately $9 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 28, 2013, December 29, 2012 and December 31, 2011. For the 2013 year, approximately $56 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2013	2012	2011
Balance at beginning of year	$80	$66	$104
Tax positions related to current year:
Additions	9	8	7
Tax positions related to prior years:
Additions	17	14	8
Reductions	(13)	(4)	(19)
Settlements	(14)	(1)	(27)
Lapses in statutes of limitation	—	(3)	(7)
Balance at end of year	$79	$80	$66

For the year ended December 28, 2013, the Company recognized an increase of $4 million of tax-related interest and penalties and cash settlements of $6 million, resulting in an accrual balance of $17 million at year end. For the year ended December 29, 2012, the Company recognized an increase of $4 million of tax-related interest and penalties and had $19 million accrued at December 29, 2012. For the year ended

December 31, 2011, the Company recognized a decrease of $3 million of tax-related interest and penalties and had approximately $16 million accrued at December 31, 2011.

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

Total notional amounts of the Company’s derivative instruments as of December 28, 2013 and December 29, 2012 were as follows:

(millions)	2013	2012
Foreign currency exchange contracts	$517	$570
Interest rate contracts	2,400	2,150
Commodity contracts	361	320
Total	$3,278	$3,040

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at December 28, 2013 and December 29, 2012, measured on a recurring basis.

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

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of December 28, 2013 or December 29, 2012.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of December 28, 2013 and December 29, 2012:

Derivatives designated as hedging instruments:

	2013			2012
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$7	$7	$—	$4	$4
Interest rate contracts (a):
Other assets	—	—	—	—	64	64
Total assets	$—	$7	$7	$—	$68	$68
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(8)	$(8)	$—	$(3)	$(3)
Interest rate contracts:
Other liabilities	—	(59)	(59)	—	—	—
Commodity contracts:
Other current liabilities	—	(9)	(9)	—	(11)	(11)
Other liabilities	—	(19)	(19)	—	(27)	(27)
Total liabilities	$—	$(95)	$(95)	$—	$(41)	$(41)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.5 billion as of December 28, 2013 and $2.3 billion as of December 29, 2012:

Derivatives not designated as hedging instruments:

	2013			2012
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Commodity contracts:
Other current assets	$3	$—	$3	$5	$—	$5
Total assets	$3	$—	$3	$5	$—	$5
Liabilities:
Commodity contracts:
Other current liabilities	$(7)	$—	$(7)	$(3)	$—	$(3)
Total liabilities	$(7)	$—	$(7)	$(3)	$—	$(3)

The effect of derivative instruments on the Consolidated Statement of Income for the years ended December 28, 2013 and December 29, 2012 were as follows:

Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		2013	2012
Foreign currency exchange contracts	OIE	$2	$(1)
Interest rate contracts	Interest expense	(5)	5
Total		$(3)	$4

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	2013	2012		2013	2012		2013	2012
Foreign currency exchange contracts	$13	$—	COGS	$ 10	$(1)	OIE	$—	$—
Foreign currency exchange contracts	(2)	1	SGA expense	2	2	OIE	—	—
Interest rate contracts	—	—	Interest expense	4	4	N/A	—	—
Commodity contracts	—	(6)	COGS	(10)	(19)	OIE	—	—
Total	$11	$(5)		$ 6	$(14)		$—	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in net investment hedging relationships

	Gain (loss) recognized in AOCI
(millions)	2013	2012
Foreign currency exchange contracts	$—	$5
Total	$—	$5

Derivatives not designated as hedging instruments
	Location of gain (loss) recognized in income	Gain (loss) recognized in income
(millions)		2013	2012
Foreign currency exchange contracts	OIE	$ 3	$ —
Interest rate contracts	Interest expense	—	(1)
Commodity contracts	COGS	(37)	(10)
Total		$(34)	$(11)

During the next 12 months, the Company expects $5 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at December 28, 2013 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on December 28, 2013 was $87 million. If the credit-risk-related contingent features were triggered as of December 28, 2013, the Company would be required to post additional collateral of $78 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of December 28, 2013 triggered by credit-risk-related contingent features, however there was $9 million of collateral posted under the reciprocal agreements as discussed under the counterparty credit risk concentration below.

Other fair value measurements

2013 Fair Value Measurements on a Nonrecurring Basis

On November 4, 2013, the Company announced Project K, a four-year efficiency and effectiveness program. As part of Project K the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. In the fourth quarter of 2013, long-lived assets of $97 million, including manufacturing facilities in our U.S. Morning Foods and Asia Pacific reporting units and certain Corporate owned assets, were written down to an estimated fair value of $31 million due to Project K. The Company’s calculation of the fair value of long-lived assets is based on Level 3 inputs, including market comparables, market trends and the condition of the assets. See Note 3 for more information.

During 2013, the Company recognized asset impairment charges totaling $4 million on the manufacturing facility in Australia closed during 2012 and currently held for sale.

2012 Fair Value Measurements on a Nonrecurring Basis

In the fourth quarter of 2012, a $17 million asset impairment was recognized related the closure of a manufacturing facility in Australia. The long-lived assets and supplies associated with this facility were written down to fair value of $11 million. The Company’s calculation of the fair value of long-lived assets was based on Level 3 inputs, including market comparables, market trends and the condition of the assets. See Note 3 for more information.

The following table presents level 3 assets that were measured at fair value on the Consolidated Balance Sheet on a nonrecurring basis as of December 28, 2013:

(millions)	Fair Value	Total Loss
Description:
Long-lived assets	$38	$(70)
Total	$38	$(70)

The following table presents level 3 assets that were measured at fair value on the Consolidated Balance Sheet on a nonrecurring basis as of December 29, 2012:

(millions)	Fair Value	Total Loss
Description:
Long-lived assets	$11	$(17)
Total	$11	$(17)

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at December 28, 2013:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$289	$289
Long-term debt	6,715	6,330
Total	$7,004	$6,619

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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. If these counterparties fail to perform according to the terms of derivative contracts, this could result in a loss to the Company. As of December 28, 2013, there were no counterparties that represented a significant concentration of credit risk to the Company.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. As of December 28, 2013, the Company had posted collateral of $9 million in the form of cash, which was reflected as an increase in accounts receivable on the Consolidated Balance Sheet.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 29% of consolidated trade receivables at December 28, 2013.

Refer to Note 1 for disclosures regarding the Company’s accounting policies for derivative instruments.

NOTE 13

PRODUCT RECALL

During 2012 the Company recorded charges in connection with a recall of certain packages of Mini-Wheats cereal in the U.S. and Canada due to the possible presence of fragments of flexible metal mesh from a faulty manufacturing part. The Company recorded estimated customer returns and consumer rebates as a reduction of net sales and costs associated with returned product and the disposal and write-off of inventory as COGS.

The following table presents a summary of charges related to the above recall for the year ended December 29, 2012:

(millions, except per share amount)	2012
Reduction of net sales	$14
COGS	12
Total	$26
Impact on earnings per diluted share	$(0.05)

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

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at December 28, 2013. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

NOTE 15

QUARTERLY FINANCIAL DATA (unaudited)

	Net sales		Gross profit
(millions)	2013	2012	2013	2012
First	$3,861	$3,440	$1,393	$1,353
Second	3,714	3,474	1,477	1,439
Third	3,716	3,720	1,450	1,466
Fourth	3,501	3,563	1,783	1,176
	$14,792	$14,197	$6,103	$5,434

	Net income attributable to Kellogg Company		Per share amounts
(millions)	2013	2012	2013		2012
			Basic	Diluted	Basic	Diluted
First	$311	$351	$.86	$.85	$.98	$.98
Second	352	324	.96	.96	.91	.90
Third	326	318	.90	.90	.89	.89
Fourth	818	(32)	2.26	2.24	(.09)	(.09)
	$1,807	$961

The principal market for trading Kellogg shares is the New York Stock Exchange (NYSE). At December 28, 2013, the closing price (on the NYSE) was $60.98 and there were 38,271 shareholders of record.

Dividends paid per share and the quarterly price ranges on the NYSE during the last two years were:

2013 — Quarter	Dividend per share	Stock price
		High	Low
First	$0.44	$64.75	$55.02
Second	0.44	66.84	61.03
Third	0.46	67.98	58.59
Fourth	0.46	64.92	58.01
	$1.80
2012 — Quarter
First	$0.43	$53.86	$49.07
Second	0.43	54.20	47.88
Third	0.44	52.15	46.33
Fourth	0.44	57.21	51.27
	$1.74

During 2013, the Company recorded the following charges / (gains) in operating profit:

	2013
(millions)	First	Second	Third	Fourth	Full Year
Asset impairment and exit costs	$13	$7	$27	$203	$250
(Gains) / losses on mark-to-market adjustments	54	7	(2)	(1,006)	(947)
	$67	$14	$25	$(803)	$(697)

During 2012, the Company recorded the following charges / (gains) in operating profit:

	2012
(millions)	First	Second	Third	Fourth	Full Year
Asset impairment and exit costs	$9	$9	$11	$27	$56
(Gains) / losses on mark-to-market adjustments	50	—	—	402	452
	$59	$9	$11	$429	$508

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

The Company has the following reportable segments: U.S. Morning Foods; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. The Company manages its operations through eight operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. Beginning in the first quarter of 2013, the Kashi operating segment, which was formerly aggregated with the U.S. Morning Foods operating segment and reported as U.S. Morning Foods and Kashi, was revised due to a reorganization of the business. Kashi operating segment results of prior years were recast between U.S. Morning Foods and U.S. Snacks to conform with current presentation. The reportable segments are discussed in greater detail below.

The U.S. Morning Foods operating segment includes cereal, toaster pastries, and health and wellness business bars, and beverages.

U.S. Snacks includes cookies, crackers, cereal bars, savory snacks and fruit-flavored snacks.

U.S. Specialty includes the food service and Girl Scouts business. The food service business is mostly non-commercial, serving institutions such as schools and hospitals.

North America Other includes the U.S. Frozen and Canada operating segments. As these operating segments are not considered economically similar enough to aggregate with other operating segments and are immaterial for separate disclosure, they have been grouped together as a single reportable segment.

The three remaining reportable segments are based on geographic location — Europe which consists principally of European countries; Latin America which is comprised of Central and South America and includes Mexico; and Asia Pacific which is comprised of South Africa, Australia and other Asian and Pacific markets.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Intercompany transactions between operating segments were insignificant in all periods presented.

(millions)	2013	2012	2011
Net sales
U.S. Morning Foods	$3,465	$3,533	$3,450
U.S. Snacks	3,534	3,400	3,044
U.S. Specialty	1,202	1,121	1,008
North America Other	1,515	1,485	1,371
Europe	2,860	2,527	2,334
Latin America	1,195	1,121	1,049
Asia Pacific	1,021	1,010	942
Consolidated	$14,792	$14,197	$13,198
Operating profit
U.S. Morning Foods	$485	$588	$609
U.S. Snacks	447	476	439
U.S. Specialty	265	241	231
North America Other	275	265	250
Europe	256	261	302
Latin America	157	167	176
Asia Pacific	60	85	104
Total Reportable Segments	1,945	2,083	2,111
Corporate	892	(521)	(684)
Consolidated	$2,837	$1,562	$1,427
Depreciation and amortization (a)
U.S. Morning Foods	$181	$132	$130
U.S. Snacks	144	123	92
U.S. Specialty	8	5	5
North America Other	30	34	30
Europe	84	66	57
Latin America	29	26	20
Asia Pacific	40	55	27
Total Reportable Segments	516	441	361
Corporate	16	7	8
Consolidated	$532	$448	$369

(a)	Includes asset impairment charges as discussed in Note 12.

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by Management for the Company’s internationally-based reportable segments as shown below.

(millions)	2013	2012	2011
Interest expense
North America Other	$6	$4	$—
Europe	6	4	4
Latin America	1	4	6
Asia Pacific	3	4	2
Corporate	219	245	221
Consolidated	$235	$261	$233
Income taxes
Europe	$4	$(21)	$31
Latin America	35	36	49
Asia Pacific	6	9	21
Corporate & North America	747	339	219
Consolidated	$792	$363	$320

Management reviews balance sheet information, including total assets, based on geography. For all North American-based operating segments, balance sheet information is reviewed by Management in total and not on an individual operating segment basis.

(millions)	2013	2012	2011
Total assets
North America	$10,643	$10,602	$9,128
Europe	3,007	3,014	1,584
Latin America	1,052	861	798
Asia Pacific	1,049	1,107	529
Corporate	2,583	3,384	2,317
Elimination entries	(2,860)	(3,799)	(2,413)
Consolidated	$15,474	$15,169	$11,943
Additions to long-lived assets
North America	$296	$549	$421
Europe	182	209	61
Latin America	70	40	53
Asia Pacific	85	79	54
Corporate	4	14	5
Consolidated	$637	$891	$594

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2013, 20% in 2012, and 20% in 2011, comprised principally of sales within the United States.

Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2013	2012	2011
Net sales
United States	$9,060	$8,875	$8,239
All other countries	5,732	5,322	4,959
Consolidated	$14,792	$14,197	$13,198
Long-lived assets
United States	$2,343	$2,427	$2,151
All other countries	1,513	1,355	1,130
Consolidated	$3,856	$3,782	$3,281

Supplemental product information is provided below for net sales to external customers:

(millions)	2013	2012	2011
Retail channel cereal	$6,451	$6,652	$6,730
Retail channel snacks	6,625	5,891	4,949
Frozen and specialty channels	1,716	1,654	1,519
Consolidated	$14,792	$14,197	$13,198

NOTE 17

SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2013	2012	2011
Research and development expense	$199	$206	$192
Advertising expense	$1,131	$1,120	$1,138

Consolidated Balance Sheet (millions)	2013	2012
Trade receivables	$1,231	$1,185
Allowance for doubtful accounts	(5)	(6)
Refundable income taxes	52	68
Other receivables	146	207
Accounts receivable, net	$1,424	$1,454
Raw materials and supplies	$319	$300
Finished goods and materials in process	929	1,065
Inventories	$1,248	$1,365
Deferred income taxes	$195	$152
Other prepaid assets	127	128
Other current assets	$322	$280
Land	$125	$117
Buildings	2,155	2,084
Machinery and equipment	6,059	5,978
Capitalized software	325	279
Construction in progress	693	533
Accumulated depreciation	(5,501)	(5,209)
Property, net	$3,856	$3,782
Other intangibles	$2,429	$2,412
Accumulated amortization	(62)	(53)
Other intangibles, net	$2,367	$2,359
Pension	$419	$145
Other	514	465
Other assets	$933	$610
Accrued income taxes	$69	$46
Accrued salaries and wages	327	266
Accrued advertising and promotion	476	517
Other	503	472
Other current liabilities	$1,375	$1,301
Nonpension postretirement benefits	$68	$281
Other	429	409
Other liabilities	$497	$690

Allowance for doubtful accounts (millions)	2013	2012	2011
Balance at beginning of year	$6	$8	$10
Additions charged to expense	2	1	—
Doubtful accounts charged to reserve	(3)	(3)	(2)
Balance at end of year	$5	$6	$8

NOTE 18

SUBSEQUENT EVENTS

On February 24, 2014, the Company announced an offer to purchase up to $700 million aggregate principal of its 3.125% U.S. Dollar Debentures due 2022, 2.75% U.S. Dollar Notes due 2023 and 4.0% U.S. Dollar Notes due 2020. The offer to purchase expires March 21, 2014, subject to early termination or extension at the Company’s discretion. The Company intends to fund the purchase with the issuance of commercial paper.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework (1992), management concluded that our internal control over financial reporting was effective as of December 28, 2013. The effectiveness of our internal control over financial reporting as of December 28, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

John A. Bryant
President and Chief Executive Officer

Ronald L. Dissinger
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Kellogg Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kellogg Company and its subsidiaries at December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Detroit, Michigan
February 24, 2014

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

As of December 28, 2013, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also attested to, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2013 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 25, 2014 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Refer to the information under the captions “2013 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” and “Potential Post-Employment Payments” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Refer to the information under the captions “Security Ownership — Five Percent Holders” and “Security Ownership — Officer and Director Stock Ownership” of the Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

(millions, except per share data) Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 28, 2012 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of December 28, 2013 (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) as of December 28, 2013 (c)*
Equity compensation plans approved by security holders	19.2	$54	27.5
Equity compensation plans not approved by security holders	—	NA	0.3
Total	19.2	$54	27.8

*	The total number of shares remaining available for issuance under the 2013 Long-term Incentive Plan will be reduced by two shares for each share issued pursuant to an award other than a stock option or stock appreciation right, or potentially issuable pursuant to an outstanding award other than a stock option or stock appreciation right, which will in each case reduce the total number of shares remaining by one share for each share issued.

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

Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the plan through payroll deductions. The trustees of the plan use those contributions to buy shares of our common stock at fair market value on the open market, with Kellogg matching those contributions on a 1:1 basis. Shares must be withdrawn from the plan when employees cease employment. Under current law, eligible employees generally receive certain income and other tax benefits if those shares are held in the plan for a specified number of years. A similar plan is also available to employees in the Republic of Ireland. As these plans are open market plans with no set overall maximum, no amounts for these plans are included in the above table. However, approximately 58,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the plan for the Republic of Ireland and other similar predecessor plans during 2013, with approximately an additional 58,000 shares being provided as matched shares.

The Deferred Compensation Plan for Non-Employee Directors was amended and restated during 2013. Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of our common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee Directors’ accounts. Units must be paid in shares of our common stock, either in a lump sum or in up to ten annual installments, with the installments to begin as soon as practicable after the non-employee Director’s service as a Director terminates. No more than 300,000 shares are authorized for use under this plan, of which approximately 1,000 had been issued as of December 28, 2013.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 24, 2014, are included herein in Part II, Item 8.

(a) 1. Consolidated Financial Statements

Consolidated Statement of Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

Consolidated Statement of Comprehensive Income for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

Consolidated Balance Sheet at December 28, 2013 and December 29, 2012.

Consolidated Statement of Equity for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

Consolidated Statement of Cash Flows for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of February, 2014.

KELLOGG COMPANY

By:	/s/ John A. Bryant
John A. Bryant
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ John A. Bryant John A. Bryant	President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2014

/s/ Ronald L. Dissinger Ronald L. Dissinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2014

/s/ Maribeth A. Dangel Maribeth A. Dangel	Vice President and Corporate Controller (Principal Accounting Officer)	February 24, 2014

* James M. Jenness	Chairman of the Board and Director	February 24, 2014

* Benjamin S. Carson Sr.	Director	February 24, 2014

* John T. Dillon	Director	February 24, 2014

* Gordon Gund	Director	February 24, 2014

* Donald R. Knauss	Director	February 24, 2014

* Ann McLaughlin Korologos	Director	February 24, 2014

* Mary A. Laschinger	Director	February 24, 2014

* Cynthia H. Milligan	Director	February 24, 2014

* Rogelio M. Rebolledo	Director	February 24, 2014

* By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-fact	February 24, 2014

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
2.01	Amended and Restated Transaction Agreement between us and The Procter & Gamble Company, incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K dated May 31, 2012, Commission file number 1-4171.	IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 24, 2009, Commission file number 1-4171.	IBRF
4.01	Indenture dated August 1, 1993, between us and Harris Trust and Savings Bank, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 33-49875	IBRF
4.02	Indenture and Supplemental Indenture dated March 15 and March 29, 2001, respectively, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 and 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.03	Form of Indenture between Kellogg Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 333-159303.	IBRF
4.04	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.450% Senior Note Due May 30, 2016), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated May 18, 2009, Commission file number 1-4171.	IBRF
4.05	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.150% Senior Note Due 2019), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 16, 2009, Commission file number 1-4171.	IBRF
4.06	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.000% Senior Note Due 2020), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 8, 2010, Commission file number 1-4171.	IBRF
4.07	Four-Year Credit Agreement dated as of March 4, 2011 with 32 lenders, JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Capital, as Syndication Agent, BNP Paribas, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Wells Fargo Bank, N.A., as Documentation Agents, J.P. Morgan Securities LLC, Barclays Capital, BNP Paribas Securities Corp., Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 10, 2011, Commission file number 1-4171.	IBRF
4.08	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 3.25% Senior Note Due 2018), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 15, 2011, Commission file number 1-4171.	IBRF
4.09	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 1.875% Senior Note Due 2016), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 17, 2011, Commission file number 1-4171.	IBRF
4.10	Officers’ Certificate of Kellogg Company (with form of 1.125% Senior Note due 2015, 1.750% Senior Note due 2017 and 3.125% Senior Note due 2022), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 17, 2012, Commission file number 1-4171.	IBRF
4.11	Indenture, dated as of May 22, 2012, between Kellogg Canada Inc., Kellogg Company, and BNY Trust Company of Canada and The Bank of New York Mellon Trustee Company, N.A., as trustees, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 22, 2012, commission file number 1-4171.	IBRF
4.12	First Supplemental Indenture, dated as of May 22, 2012, between Kellogg Canada, Inc., Kellogg Company, and BNY Trust Company of Canada and The Bank of New York Mellon Trustee Company, N.A., as trustees incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 22, 2012, Commission file number 1-4171.	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
4.13	Officer’s Certificate of Kellogg Company (with form of Floating Rate Senior Notes due 2015 and 2.750% Senior Notes due 2023), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 14, 2013, Commission file number 1-4171.	IBRF
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.03	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.04	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.08	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.09	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.11	Kellogg Company Executive Compensation Deferral Plan incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.12	Employment Letter between us and James M. Jenness, incorporated by reference to Exhibit 10.18 to our Annual Report in Form 10-K for the fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.13	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.14	Stock Option Agreement between us and James Jenness, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.15	Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.16	Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.17	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10. to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*	IBRF
10.18	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10. of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.19	Form of Non-Qualified Option Agreement for Senior Executives under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.20	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.21	Form of Non-Qualified Option Agreement for Non-Employee Director under 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.22	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.23	Restricted Stock Grant/Non-Compete Agreement between us and John Bryant, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended April 2, 2005, Commission file number 1-4171 (the “2005 Q1 Form 10-Q”).*	IBRF
10.24	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.25	Agreement between us and James M. Jenness, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF
10.26	Letter Agreement between us and John A. Bryant, dated July 23, 2007, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 23, 2007, Commission file number 1-4171.*	IBRF
10.27	Agreement between us and James M. Jenness, dated February 22, 2008, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 22, 2008, Commission file number 1-4171.*	IBRF
10.29	Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.30	Amendment to Letter Agreement between us and John A. Bryant, dated December 18, 2008, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.31	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.32	Form of Option Terms and Conditions for SVP Executive Officers under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 20, 2009, Commission file number 1-4171.*	IBRF
10.33	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*	IBRF
10.34	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158825.*	IBRF
10.35	2010-2012 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2010, Commission file number 1-4171.*	IBRF
10.36	2011-2013 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.*	IBRF
10.37	Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.	IBRF
10.38	Letter Agreement between us and Gary Pilnick, dated May 20, 2008, incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.39	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Appendix A of our Board of Directors’ proxy statement for the annual meeting of shareholders held on April 29, 2011.*	IBRF
10.40	2012-2014 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.41	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.42	Form of Restricted Stock Terms and Conditions, incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Commission file number 1-4171.*	IBRF
10.43	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, Commission file number 1-4171.*	IBRF
10.44	2013-2015 Executive Performance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 27, 2013, Commission file number 1-4171.*	IBRF
10.45	Kellogg Company 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-188222.*	IBRF
10.46	Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.47	Amendment Number 1. to the Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.48	Agreement between us and Brad Davidson, dated August 21, 2013, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal period ended September 28, 2013, Commission file number 1-4171.*	IBRF
10.49	Kellogg Company Deferred Compensation Plan for Non-Employee Directors.*	E
10.50	Kellogg Company Executive Compensation Deferral Plan.*	E
10.51	Kellogg Company Change of Control Severance Policy for Key Executives.*	E
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by John A. Bryant.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Ronald L. Dissinger.	E
32.1	Section 1350 Certification by John A. Bryant.	E
32.2	Section 1350 Certification by Ronald L. Dissinger.	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation LInkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.

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