Form 10-Q
period 2014-03-29
KELLOGG CO
filed 2014-05-05
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

Yes  ☐    No  ☒

Common Stock outstanding as of April 26, 2014 — 359,044,767 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	March 29, 2014 (unaudited)	December 28, 2013 *
Current assets
Cash and cash equivalents	$284	$273
Accounts receivable, net	1,605	1,424
Inventories:
Raw materials and supplies	348	319
Finished goods and materials in process	929	929
Deferred income taxes	155	195
Other prepaid assets	183	127

Total current assets	3,504	3,267

Property, net of accumulated depreciation of $5,589 and $5,501	3,851	3,856
Goodwill	5,049	5,051
Other intangibles, net of accumulated amortization of $64 and $62	2,369	2,367
Pension	515	419
Other assets	440	514

Total assets	$15,728	$15,474

Current liabilities
Current maturities of long-term debt	$527	$289
Notes payable	1,725	739
Accounts payable	1,383	1,432
Accrued advertising and promotion	494	476
Accrued income taxes	107	69
Accrued salaries and wages	242	327
Other current liabilities	595	503

Total current liabilities	5,073	3,835

Long-term debt	5,413	6,330
Deferred income taxes	915	928
Pension liability	270	277
Nonpension postretirement benefits	66	68
Other liabilities	419	429

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	638	626
Retained earnings	6,985	6,749
Treasury stock, at cost	(3,278)	(2,999)
Accumulated other comprehensive income (loss)	(939)	(936)

Total Kellogg Company equity	3,511	3,545

Noncontrolling interests	61	62

Total equity	3,572	3,607

Total liabilities and equity	$15,728	$15,474

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended
	March 29,	March 30,
(Results are unaudited)	2014	2013
Net sales	$3,742	$3,861

Cost of goods sold	2,238	2,468
Selling, general and administrative expense	890	890

Operating profit	614	503

Interest expense	52	60
Other income (expense), net	10	(7)

Income before income taxes	572	436
Income taxes	165	124
Earnings (loss) from joint ventures	(1)	(1)

Net income	$406	$311

Net income (loss) attributable to noncontrolling interests	—	—

Net income attributable to Kellogg Company	$406	$311

Per share amounts:
Basic	$1.13	$0.86
Diluted	$1.12	$0.85

Dividends per share	$0.460	$0.440

Average shares outstanding:
Basic	360	363

Diluted	362	366

Actual shares outstanding at period end	358	366

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions)

	Quarter ended March 29, 2014
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$406
Other comprehensive income (loss):
Foreign currency translation adjustments	$3	$—	3
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(1)	—	(1)
Reclassification to net income	(10)	3	(7)
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	1	—	1
Prior service cost	2	(1)	1

Other comprehensive income (loss)	$(5)	$2	$(3)

Comprehensive income			$403

	Quarter ended March 30, 2013
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$311
Other comprehensive income (loss):
Foreign currency translation adjustments	$(28)	$—	(28)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	11	(3)	8
Reclassification to net income	—	—	—
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	2	—	2
Prior service cost	3	(1)	2

Other comprehensive income (loss)	$(12)	$(4)	$(16)

Comprehensive income			$295

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Common stock		Capital in excess of	Retained	Treasury stock		Accumulated other comprehensive	Total Kellogg Company	Non- controlling	Total	Total comprehensive
(unaudited)	shares	amount	par value	earnings	shares	amount	income (loss)	equity	interests	equity	income (loss)
Balance, December 29, 2012	420	$105	$573	$5,615	58	$(2,943)	$(946)	$2,404	$61	$2,465
Common stock repurchases					9	(544)		(544)		(544)
Net income				1,807				1,807	1	1,808	$1,808
Dividends				(653)				(653)		(653)
Other comprehensive income							10	10		10	10
Stock compensation			28					28		28
Stock options exercised and other			25	(20)	(10)	488		493		493

Balance, December 28, 2013	420	$105	$626	$6,749	57	$(2,999)	$(936)	$3,545	$62	$3,607	$1,818
Common stock repurchases			—		5	(321)		(321)		(321)
Net income				406				406		406	406
Dividends				(165)				(165)	(1)	(166)
Other comprehensive loss							(3)	(3)		(3)	(3)
Stock compensation			11					11		11
Stock options exercised and other			1	(5)	(1)	42		38		38
Balance, March 29, 2014	420	$105	$638	$6,985	61	$(3,278)	$(939)	$3,511	$61	$3,572	$403

Refer to notes to Consolidating Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Year-to-date period ended
	March 29,	March 30,
(unaudited)	2014	2013
Operating activities
Net income	$406	$311
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	116	113
Postretirement benefit plan expense (benefit)	(22)	(4)
Deferred income taxes	45	11
Other	6	5
Postretirement benefit plan contributions	(28)	(31)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(195)	(142)
Inventories	(29)	80
Accounts payable	(49)	45
Accrued income taxes	76	51
Accrued interest expense	45	49
Accrued and prepaid advertising, promotion and trade allowances	(9)	(72)
Accrued salaries and wages	(84)	(65)
All other current assets and liabilities	(10)	(13)

Net cash provided by (used in) operating activities	268	338

Investing activities
Additions to properties	(97)	(102)
Other	(2)	—

Net cash provided by (used in) investing activities	(99)	(102)

Financing activities
Net issuances (reductions) of notes payable	986	(226)
Issuances of long-term debt	—	645
Reductions of long-term debt	(682)	(749)
Net issuances of common stock	37	265
Common stock repurchases	(321)	(44)
Cash dividends	(166)	(160)
Other	(1)	9

Net cash provided by (used in) financing activities	(147)	(260)

Effect of exchange rate changes on cash and cash equivalents	(11)	(5)

Increase (decrease) in cash and cash equivalents	11	(29)
Cash and cash equivalents at beginning of period	273	281

Cash and cash equivalents at end of period	$284	$252

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended March 29, 2014 (unaudited)

Note 1 Accounting policies

Basis of presentation

The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2013 Annual Report on Form 10-K.

The condensed balance sheet data at December 28, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended March 29, 2014 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable

Beginning in 2014, the Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to monitor, and if elected, sell to designated third-party financial institutions, payment obligations from the Company with designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into this agreement is to capture overall supplier savings, in the form of pricing, payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under this arrangement. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of March 29, 2014, $47 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $43 million of those payment obligations to participating financial institutions.

New accounting standards

Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. In July 2013, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which provides guidance on financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is expected to eliminate diversity in practice resulting from lack of previously existing guidance. It applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The Company adopted the revised guidance on a prospective basis at the beginning of its 2014 fiscal year, with no significant impact to the Consolidated Financial Statements.

Note 2 Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the quarter ended March 29, 2014, are presented in the following table:

Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 28, 2013	$133	$3,779	$82	$278	$452	$89	$238	$5,051
Currency translation adjustment	—	—	—	(3)	—	—	1	(2)
March 29, 2014	$133	$3,779	$82	$275	$452	$89	$239	$5,049

Intangible assets subject to amortization

(millions)

Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 28, 2013	$28	$70	$—	$5	$44	$7	$10	$164
Currency translation adjustment	—	—	—	—	—	—	—	—

March 29, 2014	$28	$70	$—	$5	$44	$7	$10	$164

Accumulated Amortization

December 28, 2013	$28	$16	$—	$4	$6	$7	$1	$62
Amortization	—	1	—	—	1	—	—	2
March 29, 2014	$28	$17	$—	$4	$7	$7	$1	$64

Intangible assets subject to amortization, net

December 28, 2013	$—	$54	$—	$1	$38	$—	$9	$102
Currency translation adjustment	—	—	—	—	—	—	—	—
Amortization	—	(1)	—	—	(1)	—	—	(2)

March 29, 2014	$—	$53	$—	$1	$37	$—	$9	$100

For intangible assets in the preceding table, amortization was $2 million for the quarters ended March 29, 2014 and March 30, 2013. The currently estimated aggregate annual amortization expense for full-year 2014 and each of the four succeeding fiscal years is approximately $9 million.

Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 28, 2013	$63	$1,625	$—	$95	$482	$—	$—	$2,265
Currency translation adjustment	—	—	—	—	4	—	—	4
March 29, 2014	$63	$1,625	$—	$95	$486	$—	$—	$2,269

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

The Company has initiated a number of restructuring and cost reduction activities. The most recent and largest program that is currently active is Project K, a four-year efficiency and effectiveness program announced in November 2013. The program is expected to generate a significant amount of savings that will be invested in key strategic areas of focus for the business. The Company expects that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow.

The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.

During the quarter ended March 29, 2014, the Company recorded total charges of $54 million across all restructuring and cost reduction activities. The charges were comprised of $25 million being recorded in cost of goods sold (COGS) and $29 million recorded in selling, general and administrative (SGA) expense.

During the quarter ended March 30, 2013 the Company recorded total charges of $13 million across all restructuring and cost reduction activities. The charges were comprised of $8 million being recorded in COGS and $5 million recorded in SGA expense.

The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarters ended March 29, 2014 and March 30, 2013 and program costs to date for programs currently active as of March 29, 2014.

			Program costs to date
(millions)	2014	2013	March 29, 2014
Employee related costs	$17	$4	$130
Asset related costs	3	5	12
Asset impairment	—	—	66
Other costs	34	4	109

Total	$54	$13	$317

			Program costs to date
(millions)	2014	2013	March 29, 2014
U.S. Morning Foods	$11	$3	$128
U.S. Snacks	7	3	44
U.S. Specialty	1	1	8
North America Other	3	—	17
Europe	12	—	39
Latin America	4	—	11
Asia Pacific	6	6	30
Corporate	10	—	40

Total	$54	$13	$317

For the quarters ended March 29, 2014 and March 30, 2013 employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

The Company currently anticipates that Project K will result in total pre-tax charges, once all phases are approved and implemented, of $1.2 to $1.4 billion, with after-tax cash costs, including incremental capital expenditures, estimated to be $900 million to $1.1 billion. The Company currently expects the charges will consist of asset-related costs totaling $450 to $500 million which will consist primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs totaling $425 to $475 million which will include severance, pension and other termination benefits; and other costs totaling $325 to $425 million which will consist primarily of charges related to the design and implementation of global business capabilities. A significant portion of other costs are the result of the implementation of global business service centers which are intended to simplify and standardize business support processes. Costs incurred to date related to Project K through March 29, 2014 totaled $255 million.

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

At March 29, 2014 reserves for all restructuring and cost reduction activities are reflected in the table below. A substantial portion of these reserves will be paid out in 2014 and 2015 related to severance payments and other costs.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 28, 2013	$66	$—	$—	$12	$78
2014 restructuring charges	17	—	3	34	54
Cash payments	(8)	—	(1)	(37)	(46)
Non-cash charges and other	—	—	(2)	—	(2)

Liability as of March 29, 2014	$75	$—	$—	$9	$84

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were anti-dilutive potential common shares excluded from the reconciliation of 8 million and 3 million for the quarters ended March 29, 2014 and March 30, 2013, respectively.

Quarters ended March 29, 2014 and March 30, 2013:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2014
Basic	$406	360	$1.13
Dilutive potential common shares		2	(0.01)
Diluted	$406	362	$1.12

2013
Basic	$311	363	$0.86
Dilutive potential common shares		3	(0.01)

Diluted	$311	366	$0.85

In February 2014, the Company’s board of directors approved a share repurchase program authorizing the repurchase of up to $1.5 billion of our common stock through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.

During the quarter ended March 29, 2014, the Company repurchased approximately 5 million shares of common stock for a total of $321 million. During the quarter ended March 30, 2013, the Company repurchased 0.7 million shares of common stock for a total of $44 million.

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

	Quarter ended March 29, 2014			Quarter ended March 30, 2013
(millions)	Pre-tax amount	Tax (expense) or benefit	After- tax amount	Pre-tax amount	Tax (expense) or benefit	After-tax amount
Net income			$406			$311
Other comprehensive income (loss):
Foreign currency translation adjustments	$3	$—	3	$(28)	$—	(28)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(1)	—	(1)	11	(3)	8
Reclassification to net earnings	(10)	3	(7)	—	—	—
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	1	—	1	2	—	2
Prior service cost	2	(1)	1	3	(1)	2

Other comprehensive income (loss)	$(5)	$2	(3)	$(12)	$(4)	(16)

Comprehensive income			$403			$295

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended March 29, 2014	Quarter ended March 30, 2013
Gains and losses on cash flow hedges:
Foreign currency exchange contracts	$ (1)	$ (2)	COGS
Foreign currency exchange contracts	(1)	—	SGA
Interest rate contracts	(9)	(1)	Interest expense
Commodity contracts	1	3	COGS
	$ (10)	$ —	Total before tax
	3	—	Tax (expense) benefit
	$ (7)	$ —	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$ 1	$ 2	See Note 7 for further details
Prior service cost	2	3	See Note 7 for further details
	$ 3	$ 5	Total before tax
	(1)	(1)	Tax (expense) benefit
	$ 2	$ 4	Net of tax
Total reclassifications	$ (5)	$ 4	Net of tax

Accumulated other comprehensive income (loss) as of March 29, 2014 and December 28, 2013 consisted of the following:

	March 29,	December 28,
(millions)	2014	2013
Foreign currency translation adjustments	$(853)	$(856)
Cash flow hedges — unrealized net gain (loss)	(7)	1
Postretirement and postemployment benefits:
Net experience loss	(14)	(15)
Prior service cost	(65)	(66)

Total accumulated other comprehensive income (loss)	$(939)	$ (936)

Note 5 Debt

The following table presents the components of notes payable at March 29, 2014 and December 28, 2013:

	March 29, 2014		December 28, 2013
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$1,132	0.21%	$249	0.22%
Europe commercial paper	544	0.30	437	0.23
Bank borrowings	49		53

Total	$1,725		$739

In February 2014, the Company entered into an unsecured Five-Year Credit Agreement to replace its existing unsecured Four-Year Credit Agreement, which would have expired in March 2015. The Five-Year Credit Agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, to obtain letters of credit in an aggregate stated amount not to exceed $75 million, provides U.S. swingline loans in an aggregate principal amount not in excess of $200 million and European swingline loans in an aggregate principal amount not in excess of $400 million and provides a procedure for lenders to bid on short-term debt of the Company. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest.

In March 2014, the Company redeemed $150 million of its 4.0% U.S. Dollar Notes due 2020, $342 million of its 3.125% U.S. Dollar Debentures due 2022 and $189 million of its 2.75% U.S. Dollar Notes due 2023. In connection with the debt redemption, the Company incurred $1 million of interest expense, offset by $8 million of accelerated gains on interest rate hedges previously recorded in accumulated other comprehensive income, and incurred $5 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer.

The Company has entered into interest rate swaps with notional amounts totaling $2.4 billion, which effectively converts a portion of the associated U.S. Dollar Notes from fixed rate to floating rate obligations. These derivative instruments are designated as fair value hedges. The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of March 29, 2014 were as follows: (a) seven-year 4.45% U.S. Dollar Notes due 2016 – 3.44%; (b) five-year 1.875% U.S. Dollar Notes due 2016 – 0.98%; (c) five-year 1.75% U.S. Dollar Notes due 2017 - 1.32%; (d) seven-year 3.25% U.S. Dollar Notes due 2018 –1.85%; (e) ten-year 4.15% U.S. Dollar Notes due 2019 - 2.71%; (f) ten-year 4.00% U.S. Dollar Notes due 2020—2.80%; (g) ten-year 3.125% U.S. Dollar Notes due 2022—2.28%.

Note 6 Stock compensation

The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, and to a lesser extent, executive performance shares, restricted stock units and restricted stock grants. The Company also sponsors a discounted stock purchase plan in the United States and matching-grant programs in several international locations. Additionally, the Company awards restricted stock to its outside directors. The interim information below should be read in conjunction with the disclosures included within the stock compensation footnote of the Company’s 2013 Annual Report on
Form 10-K.

The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended
(millions)	March 29, 2014	March 30, 2013
Pre-tax compensation expense	$14	$9

Related income tax benefit	$5	$3

As of March 29, 2014, total stock-based compensation cost related to non-vested awards not yet recognized was $76 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the quarter ended March 29, 2014 and March 30, 2013, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2013 Annual Report on Form 10-K.

Quarter ended March 29, 2014:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
Employee and director stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	20	$54
Granted	6	60
Exercised	(1)	47
Forfeitures and expirations	—	—

Outstanding, end of period	25	$55	7.6	$166

Exercisable, end of period	13	$52	6.2	$131

Quarter ended March 30, 2013:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
Employee and director stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	25	$50
Granted	6	60
Exercised	(5)	47
Forfeitures and expirations	—	—

Outstanding, end of period	26	$53	7.5	$271

Exercisable, end of period	13	$50	5.9	$187

The weighted-average fair value of options granted was $6.70 per share and $5.92 per share for the quarter ended March 29, 2014 and March 30, 2013, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the quarter ended March 29, 2014:	15%	7.34	2.35%	3.00%
Grants within the quarter ended March 30, 2013:	15%	7.44	1.49%	2.90%

The total intrinsic value of options exercised was $8 million and $58 million for the quarter ended March 29, 2014 and March 30, 2013, respectively.

Performance shares

In the first quarter of 2014, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2014 target grant currently corresponds to approximately 236,000 shares, with a grant-date fair value of $54 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at March 29, 2014, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	March 29, 2014
2012 Award	$23
2013 Award	$26
2014 Award	$29

The 2011 performance share award, payable in stock, was settled at 60% of target in February 2014 for a total dollar equivalent of $3 million.

Note 7 Employee benefits

The Company sponsors a number of U.S. and foreign pension, other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.

Pension

	Quarter ended
(millions)	March 29, 2014	March 30, 2013
Service cost	$ 26	$ 34
Interest cost	57	50
Expected return on plan assets	(104)	(90)
Amortization of unrecognized prior service cost	3	4

Total pension (income) expense	$ (18)	$ (2)

Other nonpension postretirement
	Quarter ended
(millions)	March 29, 2014	March 30, 2013
Service cost	$ 7	$ 9
Interest cost	14	12
Expected return on plan assets	(24)	(22)
Amortization of unrecognized prior service cost (credit)	(1)	(1)

Total postretirement benefit (income) expense	$ (4)	$ (2)

Postemployment
	Quarter ended
(millions)	March 29, 2014	March 30, 2013
Service cost	$ 2	$ 2
Interest cost	1	1
Recognized net loss	1	2

Total postemployment benefit expense	$ 4	$ 5

Company contributions to employee benefit plans are summarized as follows:

		Nonpension
(millions)	Pension	postretirement	Total
Quarter ended:
March 29, 2014	$24	$4	$28
March 30, 2013	$27	$4	$31

Full year:
Fiscal year 2014 (projected)	$43	$14	$57
Fiscal year 2013 (actual)	$34	$14	$48

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 8 Income taxes

The consolidated effective tax rate for the quarter ended March 29, 2014 was 29% as compared to the prior year’s rate of 28%. The effective tax rate for the first quarter of 2013 benefited from a discrete item related to retroactive research and development related tax legislation.

As of March 29, 2014, the Company classified $5 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the current liability balance expected to be settled within one year, offset by approximately $8 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the quarter ended March 29, 2014; $58 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 28, 2013	$79
Tax positions related to current year:
Additions	2
Reductions	—
Tax positions related to prior years:
Additions	1
Reductions	(1)
Settlements	1

March 29, 2014	$82

For the quarter ended March 29, 2014, the Company recognized an increase of $1 million for tax-related interest and penalties. The Company recognized no cash settlements during the current quarter. The accrual balance was $18 million at March 29, 2014.

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

Total notional amounts of the Company’s derivative instruments as of March 29, 2014 and December 28, 2013 were as follows:

	March 29,	December 28,
(millions)	2014	2013
Foreign currency exchange contracts	$ 1,218	$ 517
Interest rate contracts	3,090	2,400
Commodity contracts	290	361

Total	$ 4,598	$ 3,278

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at March 29, 2014 and December 28, 2013, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of March 29, 2014 or December 28, 2013.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of March 29, 2014 and December 28, 2013:

Derivatives designated as hedging instruments

	March 29, 2014			December 28, 2013
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$ 9	$ 9	$—	$7	$7

Total assets	$ —	$ 9	$ 9	$—	$ 7	$ 7

Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$ —	$ (13)	$ (13)	$—	$ (8)	$ (8)
Interest rate contracts:
Other current liabilities	—	(6)	(6)	—	—	—
Other liabilities (a)	—	(43)	(43)	—	(59)	(59)
Commodity contracts:
Other current liabilities	—	(8)	(8)	—	(9)	(9)
Other liabilities	—	(16)	(16)	—	(19)	(19)

Total liabilities	$ —	$ (86)	$ (86)	$—	$ (95)	$ (95)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.5 billion as of March 29, 2014 and December 28, 2013.

Derivatives not designated as hedging instruments

	March 29, 2014			December 28, 2013
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Commodity contracts:
Other prepaid assets	17	—	17	3	—	3

Total assets	$ 17	$ —	$ 17	$ 3	$ —	$ 3

Liabilities:
Commodity contracts:
Other current liabilities	(1)	—	(1)	(7)	—	(7)

Total liabilities	$ (1)	$ —	$ (1)	$ (7)	$ —	$ (7)

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of March 29, 2014 and December 28, 2013 would be adjusted as detailed in the following table:

As of March 29, 2014:				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$26	$—	$26	$(10)	$(10)	$6
Total liability derivatives	$(87)	$—	$(87)	$10	$12	$(65)

As of December 28, 2013:				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$10	$—	$10	$(10)	$—	$—
Total liability derivatives	$(102)	$—	$(102)	$10	$21	$(71)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended March 29, 2014 and March 30, 2013 was as follows:

Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		Mar. 29,	Mar. 30,
		2014	2013
Foreign currency exchange contracts	Other income (expense), net	$1	$3
Interest rate contracts	Interest expense	4	1

Total		$5	$4

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

			Location of gain (loss)	Gain (loss)			Gain (loss)
	Gain (loss)		reclassified from	reclassified from		Location of gain (loss)	recognized in
(millions)	recognized in AOCI		AOCI	AOCI into income		recognized in income (a)	income (a)
	Mar. 29,	Mar. 30,		Mar. 29,	Mar. 30,		Mar. 29,	Mar. 30,
	2014	2013		2014	2013		2014	2013
Foreign currency exchange contracts	$5	$9	COGS	$1	$2	Other income (expense), net	$—	$—
Foreign currency exchange contracts	—	1	SGA expense	1	—	Other income (expense), net	—	—
Interest rate contracts	(7)	—	Interest expense	9	1	N/A	—	—
Commodity contracts	1	1	COGS	(1)	(3)	Other income (expense), net	—	—

Total	$(1)	$11		$10	$—		$—	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in net investment hedging relationships

	Gain (loss)
	recognized in
(millions)	AOCI
	Mar. 29,	Mar. 30,
	2014	2013
Foreign currency exchange contracts	$(3)	$—

Total	$(3)	$—

Derivatives not designated as hedging instruments

	Location of gain (loss)	Gain (loss)
(millions)	recognized in income	recognized in income
		Mar. 29,	Mar. 30,
		2014	2013
Foreign currency exchange contracts	Other income (expense), net	$(1)	$—
Interest rate contracts	Interest expense	(4)	—
Commodity contracts	COGS	13	(16)

Total		$8	$(16)

During the next 12 months, the Company expects $4 million of net deferred losses reported in AOCI at March 29, 2014 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on March 29, 2014 was $61 million. If the credit-risk-related contingent features were triggered as of March 29, 2014, the Company would be required to post additional collateral of $49 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of March 29, 2014 triggered by credit-risk-related contingent features, however, there was $12 million of collateral posted in connection with reciprocal collateralization agreements as discussed under “Counterparty credit risk concentration and collateral requirements” below.

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at March 29, 2014:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$527	$527
Long-term debt	5,906	5,413

Total	$6,433	$5,940

Counterparty credit risk concentration and collateral requirements

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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of March 29, 2014, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of March 29, 2014 the Company had posted collateral of $12 million in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet. As of March 29, 2014 the Company received $10 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in other current liabilities.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 28% of consolidated trade receivables at March 29, 2014.

Note 10 Contingencies

In connection with the Company’s on-going labor negotiations with the union representing the work-force at our Memphis, TN cereal production facility, the National Labor Relations Board has filed a complaint alleging unfair labor practices under the National Labor Relations Act in March 2014. The complaint is not expected to have a material effect on the production or distribution of products from the Memphis, TN facility. As of March 29, 2014, the Company has not recorded a liability related to this matter due to the uncertainty of any potential outcome. The Company will continue to evaluate the likelihood of potential outcomes for this complaint.

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

U.S. Morning Foods includes cereal, toaster pastries, health and wellness bars, and beverages.

U.S. Snacks includes products such as cookies, crackers, cereal bars, savory snacks and fruit-flavored snacks.

U.S. Specialty includes the food service, convenience and Girl Scouts business. The food service business is mostly non-commercial, servicing institutions such as schools and hospitals.

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

	Quarter ended
	March 29,	March 30,
(millions)	2014	2013
Net sales
U.S. Morning Foods	$861	$911
U.S. Snacks	903	901
U.S. Specialty	372	379
North America Other	381	403
Europe	708	692
Latin America	278	308
Asia Pacific	239	267

Consolidated	$3,742	$3,861

Operating profit
U.S. Morning Foods	$128	$163
U.S. Snacks	95	106
U.S. Specialty	87	78
North America Other	72	75
Europe	67	71
Latin America	48	48
Asia Pacific	14	21

Total Reportable Segments	511	562
Corporate (a)	103	(59)

Consolidated	$614	$503

(a)	Includes mark-to-market adjustments for pension plans and commodity contracts totaling $116 million and $(54) million for the quarters ended March 29, 2014 and March 30, 2013, respectively.

KELLOGG COMPANY

PART I—FINANCIAL INFORMATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Kellogg Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this report.

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

We manage our operations through eight operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. We report results of operations in the following reportable segments: U.S. Morning Foods; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. The reportable segments are discussed in greater detail in Note 10 within Notes to Consolidated Financial Statements.

We manage our Company for sustainable performance defined by our long-term annual growth targets. These targets are 3 to 4% for internal net sales, mid-single-digit (4 to 6%) for underlying internal operating profit, and high-single-digit (7 to 9%) for currency-neutral comparable diluted net earnings per share.

During 2013 we announced Project K, a four-year efficiency and effectiveness program. The program is expected to generate a significant amount of savings that will be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow. See the Restructuring and cost reduction activities section for more information.

Comparability

Internal net sales growth excludes the impact of foreign currency translation and, if applicable, acquisitions, dispositions and integration costs associated with the acquisition of the Pringles® business (Pringles).

Comparability of certain financial measures is impacted significantly by two types of charges: 1) Mark-to-market adjustments that are recorded for pensions and commodity derivative contracts; and 2) Charges related to restructuring and cost reduction activities. To provide increased transparency and assist in understanding our underlying operating performance we use non-GAAP financial measures within the MD&A that exclude the impact of these charges. These non-GAAP financial measures include underlying gross margin, underlying gross profit, underlying SGA%, underlying operating margin, underlying operating profit, underlying operating profit growth, underlying income taxes, underlying effective tax rate, and underlying net income attributable to Kellogg Company. Underlying internal operating profit growth excludes the following impacts, if applicable: foreign currency translation, mark-to-market adjustments, acquisitions, dispositions, integration costs associated with the acquisition of Pringles, and charges related to restructuring and cost reduction activities.

Additionally, integration costs associated with the acquisition of Pringles are excluded from comparable basic earnings per share (EPS), comparable diluted EPS, and comparable diluted EPS growth.

Financial results

For the quarter ended March 29, 2014, our reported net sales declined by 3.1% and internal net sales declined by 2.4%. We experienced internal net sales declines in all reportable segments except for U.S. Snacks during the quarter. Reported operating profit increased by 22.1%, and underlying internal operating profit declined by 5.5%. The decline in profit was driven by the sales decline and the unfavorable timing of savings and costs within cost of goods sold. This was partially offset by favorable timing in brand building investment.

Reported diluted EPS of $1.12 for the quarter was up 31.8% compared to the prior year of $.85. Comparable diluted EPS of $1.01, which includes a $.03 benefit recorded in Other income (expense), net, declined by 1.0% compared to prior year of $1.02.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended

Consolidated results (dollars in millions, except per share data)	March 29, 2014	March 30, 2013

Reported operating profit	$614	$503
Mark-to-market (a)	116	(54)
Restructuring and cost reduction activities (b)	(54)	(13)

Underlying operating profit (c)	$552	$570

Reported income taxes	$165	$124
Mark-to-market (a)	36	(17)
Restructuring and cost reduction activities (b)	(18)	(3)

Underlying income taxes (c)	$147	$144

Reported effective income tax rate	28.9%	28.4%
Mark-to-market (a)	0.5%	-0.6%
Restructuring and cost reduction activities (b)	-0.4%	0.3%

Underlying effective income tax rate (c)	28.8%	28.7%

Reported net income attributable to Kellogg Company	$406	$311
Mark-to-market (a)	80	(37)
Restructuring and cost reduction activities (b)	(36)	(10)

Underlying net income attributable to Kellogg Company (c)	$362	$358

Reported basic EPS	$1.13	$0.86
Mark-to-market (a)	0.22	(0.10)
Pringles integration costs	(0.01)	(0.04)
Restructuring and cost reduction activities (b)	(0.10)	(0.03)

Comparable basic EPS (d)	$1.02	$1.03
Comparable basic EPS growth (d)	(1.0)%	3.0%

Reported diluted EPS	$1.12	$0.85
Mark-to-market (a)	0.22	(0.10)
Pringles integration costs	(0.01)	(0.04)
Restructuring and cost reduction activities (b)	(0.10)	(0.03)

Comparable diluted EPS (d)	$1.01	$1.02
Comparable diluted EPS growth (d)	(1.0)%	2.0%

(a)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in selling, general and administrative expense as well as cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2012 and 2013. These amounts have been recorded in earnings in the first quarter of 2013 and 2014, respectively. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(b)	Costs incurred related primarily to the execution of Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. The quarter ended March 30, 2013 has been recast to exclude all restructuring and cost reduction activities from underlying and comparable results. Previously, only costs associated with Project K were excluded from underlying and comparable results.
(c)	Underlying operating profit, underlying income taxes, underlying effective income tax rate, and underlying net income attributable to Kellogg Company, are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments and restructuring and cost reduction activities. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance. These non-GAAP measures are reconciled directly to the directly comparable measures in accordance with U.S. GAAP within this table.

(d)	Comparable EPS is a non-GAAP measure that excludes the impact of mark-to-market adjustments on pension plans and commodity contracts, the impact of Project K costs, and the impact of integration costs related to the acquisition of the Pringles business.

Net sales and operating profit

The following tables provides an analysis of net sales and operating profit performance for the first quarter of 2014 versus 2013:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2014 net sales	$861	$903	$372	$381	$708	$278	$239	$—	$3,742

2013 net sales	$911	$901	$379	$403	$692	$308	$267	$—	$3,861

% change - 2014 vs. 2013:
As Reported	(5.5)%	0.3%	(1.7)%	(5.6)%	2.3%	(9.8)%	(10.7)%	—%	(3.1)%
Acquisitions /Divestitures	—%	—%	—%	—%	—%	—%	(.3)%	—%	—%
Integration impact (a)	—%	—%	—%	.2%	—%	—%	.3%	—%	—%
Foreign currency impact	—%	—%	—%	(3.7)%	4.0%	(4.5)%	(9.3)%	—%	(.7)%
Internal business (b)	(5.5)%	0.3%	(1.7)%	(2.1)%	(1.7)%	(5.3)%	(1.4)%	—%	(2.4)%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated

2014 operating profit	$128	$95	$87	$72	$67	$48	$14	$103	$614

2013 operating profit	$163	$106	$78	$75	$71	$48	$21	$(59)	$503

% change - 2014 vs. 2013:
As Reported	(21.1)%	(10.5)%	11.6%	(4.1)%	(6.1)%	1.0%	(34.7)%	274.6%	22.1%
Acquisitions/Divestitures	—%	—%	—%	—%	—%	—%	.6%	—%	—%
Integration impact (a)	—%	3.0%	—%	1.1%	3.9%	.3%	8.7%	54.3%	2.0%
Foreign currency impact	.1%	—%	—%	(4.5)%	7.1%	1.1%	(8.8)%	41.9%	.2%
Mark-to-market (c)	—%	—%	—%	—%	—%	—%	—%	431.2%	32.7%
Restructuring and cost reduction activities (d)	(5.3)%	(3.5)%	(.4)%	(2.9)%	(17.0)%	(9.1)%	(7.9)%	(183.5)%	(7.3)%

Underlying internal (e)	(15.9)%	(10.0)%	12.0%	2.2%	(.1)%	8.7%	(27.3)%	(69.3)%	(5.5)%

(a)	Includes impact of integration costs associated with the Pringles acquisition.
(b)	Internal net sales growth for 2014 excludes the impact of acquisitions, divestitures, integration costs and impact of foreign currency translation. Internal net sales growth is a non-GAAP financial measure which is reconciled to the directly comparable measure in accordance with U.S. GAAP within these tables.
(c)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in SGA expense as well as COGS. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2012 and 2013. These amounts have been recorded in earnings in the first quarter of 2013 and 2014, respectively. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(d)	Costs incurred related primarily to the execution of Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. The quarter ended March 30, 2013 has been recast to exclude all restructuring and cost reduction activities from underlying and comparable results. Previously, only costs associated with Project K were excluded from underlying and comparable results.
(e)	Underlying internal operating profit growth excludes the impact of foreign currency translation, pension plans and commodity contracts mark-to-market adjustments, cost related to restructuring and cost reduction activities, and if applicable, acquisitions, dispositions, and integration costs associated with the acquisition of Pringles. We believe the use of this non-GAAP measure provides increased transparency and assists in understanding underlying operating performance. This non-GAAP measure is reconciled to the directly comparable measure in accordance with U.S. GAAP within this table.

Internal net sales for U.S. Morning Foods declined 5.5% as a result of decreased volume and pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages. The cereal category continued to decline during the quarter, resulting in a sales decline for several of our brands. Despite this category performance, Raisin Bran® and Raisin Bran Crunch® posted solid consumption increases during the quarter as our health-related messaging continued to appeal to consumers. We are making investments to improve category relevance and improve performance of a few key brands within our portfolio. We expect our cereal consumption to remain down over the remainder of the year, more in line with category trends. Toaster pastries reported solid consumption growth and share gains partially as a result of innovations launched in 2013. Beverages continued to report increased consumption resulting from expanded distribution and innovations.

Internal net sales in U.S. Snacks increased .3% as a result of favorable pricing/mix partially offset by decreased volume. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks. The U.S. Snacks business has benefited from improved in-store execution in the current quarter, resulting in growth for crackers, cookies, and savory snacks. Crackers posted solid sales growth as a result of the success of recent innovations. Cheez-It®, Townhouse®, and Club® all reported solid consumption and share gains resulting in an overall share gain of over one point in the cracker segment. The bars business declined for the quarter due to weakness in the Special K® and Fiber Plus® brands. However, both Rice Krispies Treats® and Nutri-grain® continued to gain share. The Nutri-grain Crunch® innovation continued to deliver good results. We have recently launched Special K® innovation to address the weakness in this business, and we are repositioning Fiber Plus® around additional meaningful consumer benefits beyond fiber. The cookies business posted solid sales growth in the quarter as a result of distribution gains and timing of innovation shipments. The Keebler® business in total posted growth in consumption due primarily to growth in Fudge Shoppe® and Sandies® brands. Savory snacks reported solid sales growth, consumption and share gains for the quarter behind the performance of the tortilla Pringles® innovations.

Internal net sales in U.S. Specialty declined by 1.7% as a result of decreased volume being partially offset by favorable pricing/mix. Sales decline was primarily the result of the impact weather had on foodservice trends in the quarter. The weather affected much of the industry including sales to restaurants, businesses, and schools due to closings. The foodservice trends improved near the end of the quarter. This was partially offset by solid sales growth in the convenience business due to successful innovations and distribution gains.

Internal net sales in North America Other (U.S. Frozen and Canada) declined 2.1% due to decreased volume and pricing/mix. The U.S. Frozen business reported a decline as a result of lapping double-digit internal net sales growth in the prior year primarily due to the launch of Special K® flatbread sandwiches late in 2012. Canada reported slight sales growth resulting from successful innovation launches in the Snacks business and the Savory Snacks business achieved strong growth as the result of distribution gains and strong in-store execution.

Internal net sales for Europe declined 1.7% as a result of decreased volume partially offset by improved pricing/mix. Cereal category consumption remains soft in most developed markets, while we realized good growth in cereal consumption in emerging markets, particularly the Middle East. Savory snacks continued to report consumption and share growth and we have strong activity planned for Pringles® across the region. Latin America’s internal net sales declined by 5.3% due to reduced volume partially offset by improved pricing/mix. Sales decline was due to the introduction of a new food tax in Mexico, as well as political and social instability in Venezuela. The savory snacks business posted strong growth in Latin America and we expect continued strong results from the business due to new commercial plans and additional brand building planned for mid-year. Internal net sales in Asia Pacific declined 1.4% as a result of unfavorable pricing/mix and flat volume. This sales decline was primarily the result of weakness in the Australian cereal category. This performance was partially offset by sales growth in most other markets, including Japan, South Korea, and Southeast Asia. The savory snacks business also reported solid growth in Asia Pacific as expansion into India and new listings expanded our business.

Underlying internal operating profit in U.S. Morning Foods declined 15.9% due to the unfavorable cereal sales performance and a mid-single-digit increase in advertising investment being partially offset by favorable timing of overhead investments. U.S. Snacks declined by 10.0% due to timing of savings and costs within cost of goods sold and unfavorable operating leverage resulting from weather-related impacts to production and distribution. This was partially offset by favorable timing of brand building investment and overhead spending. U.S. Specialty improved by 12.0% as a result of improved gross margin and reduced consumer promotions, which more than offset the unfavorable sales performance. North America Other improved by 2.2% due to favorable timing of brand building investment which more than offset the unfavorable sales performance. Europe declined by 0.1% due to the unfavorable sales performance and slightly higher brand building investment. This was partially offset by improved gross margin. Latin America improved by 8.7% due to improved gross margin, resulting from pricing and productivity gains, and favorable timing of brand building investment which more than offset the unfavorable sales performance. Asia Pacific declined by 27.3% due to the unfavorable sales performance in Australia and investments in India related to brand building and the new plant we are preparing to start up in 2014.

Underlying internal operating profit for Corporate declined slightly as a result of increased overhead investments being partially offset by reduced pension costs.

Margin performance

Margin performance for the first quarter of 2014 versus 2013 is as follows:

Quarter	2014	2013	Change vs. prior year (pts.)

Reported gross margin (a)	40.2%	36.1%	4.1
Mark-to-market (COGS) (b)	3.1%	(1.4)%	4.5
Restructuring and cost reduction activities (COGS) (c)	(0.7)%	(0.2)%	(0.5)

Underlying gross margin (d)	37.8%	37.7%	0.1

Reported SGA%	(23.8)%	(23.1)%	(0.7)
Restructuring and cost reduction activities (SGA) (c)	(0.7)%	(0.1)%	(0.6)

Underlying SGA% (d)	(23.1)%	(23.0)%	(0.1)

Reported operating margin	16.4%	13.0%	3.4
Mark-to-market (b)	3.1%	(1.4)%	4.5
Restructuring and cost reduction activities (c)	(1.4)%	(0.3)%	(1.1)

Underlying operating margin (d)	14.7%	14.7%	—

(a)	Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.
(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in SGA expense as well as COGS. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2012 and 2013. These amounts have been recorded in earnings in the first quarter of 2013 and 2014, respectively. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(c)	Costs incurred related primarily to the execution of Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. The quarter ended March 30, 2013 has been recast to exclude all restructuring and cost reduction activities from underlying and comparable results. Previously, only costs associated with Project K were excluded from underlying and comparable results.
(d)	Underlying gross margin, underlying SGA%, and underlying operating margin are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments and restructuring and cost reduction activities. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance.

Underlying gross margin for the quarter improved by 10 basis points due to the impact of improved pricing/mix. Underlying SG&A % declined by 10 basis points as a result of reduced overhead leverage due to unfavorable sales performance which was partially offset by reduced integration costs and favorable timing of brand building investment.

Our underlying gross profit, underlying SG&A, and underlying operating profit measures are reconciled to the most comparable GAAP measure as follows:

Quarter
(dollars in millions)	2014	2013
Reported gross profit (a)	$1,504	$1,393
Mark-to-market (COGS) (b)	116	(54)
Restructuring and cost reduction activities (COGS) (c)	(25)	(8)

Underlying gross profit (d)	$1,413	$1,455

Reported SGA	$890	$890
Restructuring and cost reduction activities (SGA) (c)	29	5

Underlying SGA (d)	$861	$885

Reported operating profit	$614	$503
Mark-to-market (b)	116	(54)
Restructuring and cost reduction activities (c)	(54)	(13)

Underlying operating profit (d)	$552	$570

(a)	Gross profit is equal to net sales less cost of goods sold.
(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in SGA expense as well as COGS. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2012 and 2013. These amounts have been recorded in earnings in the first quarter of 2013 and 2014, respectively. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(c)	Costs incurred related primarily to the execution of Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. The quarter ended March 30, 2013 has been recast to exclude all restructuring and cost reduction activities from underlying and comparable results. Previously, only costs associated with Project K were excluded from underlying and comparable results.
(d)	Underlying gross profit, underlying SGA, and underlying operating profit are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments and restructuring and cost reduction activities. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance.

For the full year, we expect underlying gross margin to improve 40-50 basis points compared to 2013 due to a moderate amount of deflation.

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

We have initiated a number of restructuring and cost reduction activities. The most recent and largest program that is currently active is Project K, a four-year efficiency and effectiveness program announced in November 2013. The program is expected to generate a significant amount of savings that will be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow.

The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.

During the quarter ended March 29, 2014, we recorded total charges of $54 million across all restructuring and cost reduction activities. The charges were comprised of $25 million being recorded in COGS and $29 million recorded in SGA expense.

During the quarter ended March 30, 2013 we recorded total charges of $13 million across all restructuring and cost reduction activities. The charges were comprised of $8 million being recorded in COGS and $5 million recorded in SGA expense.

The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarters ended March 29, 2014 and March 30, 2013 and program costs to date for programs currently active as of March 29, 2014.

			Program costs to date
(millions)	2014	2013	March 29, 2014
Employee related costs	$17	$4	$130
Asset related costs	3	5	12
Asset impairment	—	—	66
Other costs	34	4	109

Total	$54	$13	$317

			Program costs to date
(millions)	2014	2013	March 29, 2014
U.S. Morning Foods	$11	$3	$128
U.S. Snacks	7	3	44
U.S. Specialty	1	1	8
North America Other	3	—	17
Europe	12	—	39
Latin America	4	—	11
Asia Pacific	6	6	30
Corporate	10	—	40

Total	$54	$13	$317

For the quarters ended March 29, 2014 and March 30, 2013 employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

We currently anticipate that Project K will result in total pre-tax charges, once all phases are approved and implemented, of $1.2 to $1.4 billion, with after-tax cash costs, including incremental capital investments, estimated to be $900 million to $1.1 billion. Cash expenditures of approximately $46 million were incurred in the current quarter. Future cash expenditures are expected to be approximately $300 to $400 million in 2014 and the balance of $570 to $670 million thereafter. We currently expect the charges will consist of asset-related costs totaling $450 to $500 million which will consist primarily of asset impairments accelerated depreciation and other exit-related costs; employee-related costs totaling $425 to $475 million which will include severance, pension and other termination benefits; and other costs totaling $325 to $425 million which will consist primarily of charges related to the design and implementation of global business capabilities. A significant portion of other costs are the result of the implementation of global business service centers which are intended to simplify and standardize business support processes. Costs incurred to date related to Project K through March 29, 2014 totaled $255 million.

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

We expect annual cost savings generated from Project K will be approximately $425 to $475 million by 2018, with approximately two-thirds of the cost savings to be realized in cost of goods sold. We realized $15 million of savings in 2013 and expect $50 to $60 million of savings in 2014, approximately 40% of which will come from cost of goods sold. Cost savings will be reinvested into the business through additional investments in advertising, in-store execution, and in the design and quality of our products. We will also invest in production capacity in developing and emerging markets, and in global category teams.

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

At March, 29, 2014 reserves for all restructuring and cost reduction activities are reflected in the table below. A substantial portion of these reserves will be paid out in 2014 and 2015 related to severance payments and other costs.

	Employee Related Costs	Asset Impairment	Other Asset Related Costs	Other Costs	Total
Liability as of December 28, 2013	$66	$—	$—	$12	$78
Current quarter charges	17	—	3	34	54
Cash payments	(8)	—	(1)	(37)	(46)
Non-cash charges and other	—	—	(2)	—	(2)

Liability as of March 29, 2014	$75	$—	$—	9	$84

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

Interest expense

For the quarters ended March 29, 2014 and March 30, 2013, interest expense was $52 million and $60 million, respectively. The decrease in interest expense from the prior year is due primarily to the payoff of debt replaced by a combination of lower yield debt and commercial paper.

For the full year 2014, we expect gross interest expense to be approximately $215-$225 million, compared to 2013’s full year interest expense of $235 million.

Income taxes

Our reported effective tax rates for the quarters ended March 29, 2014 and March 30, 2013 were 28.9% and 28.4%, respectively. The effective tax rate for the first quarter of 2013 benefited from a discrete item related to retroactive research and development related tax legislation. Underlying effective tax rates for the quarters ended March 29, 2014 and March 30, 2013 were 28.8% and 28.7%, respectively. Refer to Note 8 within Notes to Consolidated Financial Statements for further information.

For the full year 2014, we currently expect the reported effective income tax rate to be 29% to 30%. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory rates. Additionally, the rate could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

Liquidity and capital resources

Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of our cash flows:

	Quarter ended
	March 29,	March 30,
(millions)	2014	2013
Net cash provided by (used in):
Operating activities	$268	$338
Investing activities	(99)	(102)
Financing activities	(147)	(260)
Effect of exchange rates on cash and cash equivalents	(11)	(5)

Net increase (decrease) in cash and cash equivalents	$11	$(29)

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the first quarter of 2014 amounted to $268 million, a decrease of $70 million over the same period in 2013. The quarter over quarter decrease compared to the prior year is primarily due to temporary higher levels of core working capital (inventory, trade receivables and trade payables) partially offset by higher net income, accrued taxes and advertising and promotion liabilities. Net cash provided by operating activities for the first quarter of 2014 was negatively impacted by $32 million of after-tax Project K cash payments.

Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 31 days and 29 days for the 12 month periods ended March 29, 2014 and March 30, 2013, respectively. Compared with the 12 month period ended March 30, 2013, the 2014 cash conversion cycle was relatively consistent for inventory and trade payables with an unfavorable increase in trade receivables.

Our pension and other postretirement benefit plan contributions amounted to $28 million and $31 million for the first quarter of 2014 and 2013, respectively. For the full year 2014, we currently expect that our contributions to pension and other postretirement plans will total approximately $57 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Quarter ended
(millions)	March 29, 2014	March 30, 2013	Change versus prior year
Net cash provided by operating activities	$268	$338	(20.7)%
Additions to properties	(97)	(102)
Cash flow	$171	$236	(27.5)%

For the full-year 2014, we are projecting cash flow (as defined) to be approximately $1.0 billion to $1.1 billion.

Investing activities

Our net cash used in investing activities, primarily consisting of additions to properties, for the first quarter of 2014 amounted to $99 million compared to $102 million in the same period of 2013. For the full-year 2014, we project capital spending to be between 4% and 5% of net sales.

Financing activities

Our net cash used in financing activities for the first quarter of 2014 amounted to $147 million compared to $260 million in the same period of 2013.

In February 2014, we retired an aggregate of $681 million of our 2020, 2022 and 2023 debt through a tender offer, which was primarily funded by commercial paper. In connection with the debt redemption, we incurred $1 million of interest expense, offset by $8 million of accelerated gains on interest rate hedges previously recorded in accumulated other comprehensive income, and recorded $5 million in Other Income, Expense (net), related to acceleration of deferred fees on the redeemed debt and fees related to the tender offer. These charges were included in cash flows for operating activities.

In February 2013, we issued long-term debt for net proceeds of approximately $645 million and in March 2013, retired $749 million of long-term debt at maturity.

In December 2012, our board of directors approved a $300 million share repurchase program for 2013. In April 2013, the board of directors approved a $1 billion share repurchase program expiring in April 2014. In February 2014, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. Actual repurchases could be different from our current expectations, as influenced by factors such as the impact of changes in our stock price and other competing priorities. Total purchases for the first quarter of 2014 and 2013 were 5 million shares for $321 million and 1 million shares for $44 million, respectively.

We paid cash dividends of $166 million in the first quarter of 2014, compared to $160 million during the same period in 2013. The increase in dividends paid reflects our increase in the quarterly dividend to $.46 per common share, which began in the third quarter of 2013. In April 2014, the board of directors declared a dividend of $.46 per common share, payable on June 16, 2014 to shareholders of record at the close of business on June 2, 2014. In addition, the board of directors announced plans to increase the quarterly dividend by 6.5% to $.49 per common share beginning with the third quarter of 2014. The dividend is consistent with our current plan to maintain our dividend pay-out between 40% and 50% of underlying net income.

In February 2014, we entered into an unsecured five year credit agreement expiring in 2019, which allows us to borrow, in a revolving credit basis, up to $2.0 billion. This agreement replaced our unsecured four year credit agreement, which would have expired in March 2015.

We are evaluating alternatives to refinance our existing notes payable on a longer-term basis.

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

Refer to disclosures contained within Item 7A of our 2013 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of March 29, 2014.

In February 2014, we entered into forward starting interest swaps with notional amounts totaling $690 million, as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt to fund the repayment of commercial paper and for general corporate purposes. These swaps were designated as cash flow hedges.

The total notional amount of interest rate swaps at March 29, 2014 was $3.1 billion, with a fair value of the related liability of $49 million. The total notional amount of interest rate swaps at December 28, 2013 was $2.4 billion, with a fair value of the related liability of $59 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased annual interest expense by approximately $37 million at March 29, 2014 and $35 million at December 28, 2013.

The total notional amount of foreign currency derivative instruments at March 29, 2014 was $1.2 billion, representing a net settlement obligation of $4 million. The total notional amount of foreign currency derivative instruments at December 28, 2013 was $517 million, representing a settlement obligation of $1 million. Assuming an unfavorable 10% change in period-end exchange rates, the settlement liability would have increased $122 million at March 29, 2014 and $52 million at December 28, 2013, generally offset by favorable changes in values of the underlying exposures.

Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. In February 2013, the Venezuelan government announced a 46.5% devaluation of the official CADIVI (now named CENCOEX) exchange rate from 4.3 bolivars to 6.3 bolivars to the U.S. dollar. Additionally, the Transaction System for Foreign Currency Denominated Securities (SITME), used between May 2010 and January 2013 to translate our Venezuelan subsidiary’s financial statements to U.S. dollars, was eliminated. Accordingly, in February 2013 we began using the CENCOEX exchange rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollars and in the first quarter of 2013, we recognized a $12 million charge as a result of the devaluation of the CENCOEX exchange rate. The CENCOEX exchange is restricted to some raw materials, finished goods, and machinery for sectors considered as national priorities, which is primarily food and medicines.

In March 2013, the Venezuelan government announced a new auction-based currency transaction program referred to as SICAD1. SICAD1 allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions, with the minimum exchange rate to be offered being 6.3 bolivars to the U.S. dollar. As of March 29, 2014, the published SICAD1 rate offered was 10.7 bolivars to the U.S. dollar and availability of U.S. dollars at either exchange rate continues to be limited.

In January 2014, the Venezuelan government announced the expansion of the SICAD1 auction program to prospective dividends and royalties and new profit margin controls. As our Venezuelan subsidiary declares dividends or pays royalties in the future, based on the availability of U.S. dollars exchanged under the SICAD1 program, the realized exchange losses on payments made in U.S. dollars would be recognized in earnings. On profit level controls, we continue to evaluate the announced measures and will look to protect net revenues and profitability.

In February 2014, the Venezuelan government announced plans to launch a third foreign exchange mechanism, known as SICAD2, which became operational on March 24, 2014. SICAD2 relies on U.S. dollar cash and U.S. dollar denominated bonds offered by the Venezuelan Central Bank, PDVSA (the national oil and gas company) and private companies. The Venezuelan government has indicated that all industry sectors will be able to access SICAD2 and its use will not be restricted as to purpose. As of March 29, 2014, the published SICAD2 rate was 50.85 bolivars to the U.S. dollar.

In light of the current difficult macroeconomic environment in Venezuela, we continue to monitor and actively manage our investment and exposures in Venezuela. Our Venezuelan business does not rely heavily on imports and when items are imported, they are largely exchanged at the CENCOEX rate. As of March 29, 2014, we translated our Venezuelan subsidiary’s financial statements to U.S. dollars using the CENCOEX exchange rate. We will continue to monitor local conditions, continued ability to obtain U.S. dollars at the CENCOEX exchange rate, and use and applicability of the SICAD1 and SICAD2 mechanisms to determine the appropriate rate for translation. For the quarter ended March 29, 2014, Venezuela represented approximately 1.2% of total net sales and 2.7% of total underlying operating profit. For the quarter ended March 30, 2013, Venezuela represented 1.3% of total net sales and 2.1% of total underlying operating profit. As of March 29, 2014, our net monetary assets denominated in the Venezuelan bolivar were $74 million in U.S. dollars applying the CENCOEX exchange rate. If the CENCOEX exchange rate were to devalue further or if the currently less favorable SICAD1 exchange rate were extended to apply to a greater portion of our net monetary assets in Venezuela, we could recognize a devaluation charge in earnings. The potential unfavorable diluted EPS impact of adopting the SICAD1 exchange rate, at the current rate of 10.7 bolivars to the U.S. dollar, would be approximately $.07 for the revaluation of our net monetary assets denominated in the Venezuelan bolivar at March 29, 2014, and approximately $.02 to $.04 for the translation of profits during the remainder of 2014. We continue to monitor the currency developments in Venezuela and take protective measures against currency devaluation such as converting monetary assets into non-monetary assets which we can use in our business.

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

As of March 29, 2014, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

During the first quarter of 2012, we initiated the implementation of an upgrade to our existing enterprise resource planning (ERP) system within North America. This implementation has resulted in the modification of certain business processes and internal controls impacting financial reporting. During the implementation, which is expected to be completed in 2014, we have taken the necessary steps to monitor and maintain appropriate internal controls impacting financial reporting. It is anticipated that, upon completion, implementation of this new ERP will enhance internal controls due to increased automation and further integration of related processes.

There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013. The risk factors disclosed under those Reports in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
12/29/13-1/25/14	1.2	$60.74	1.2	$382

Month #2:
1/26/14-2/22/14	3.2	$58.73	3.2	$197

Month #3:
2/23/14-3/29/14	1.0	$60.77	1.0	$1,438

Total	5.4	$59.57	5.4

In February 2014, our board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $1.5 billion through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.

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

Date: May 5, 2014

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