Form 10-Q
period 2014-06-28
KELLOGG CO
filed 2014-08-04
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

Yes  ☐    No  ☒

Common Stock outstanding as of July 26, 2014 — 360,122,788 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	June 28, 2014 (unaudited)	December 28, 2013 *
Current assets
Cash and cash equivalents	$290	$273
Accounts receivable, net	1,544	1,424
Inventories:
Raw materials and supplies	345	319
Finished goods and materials in process	958	929
Deferred income taxes	169	195
Other prepaid assets	185	127

Total current assets	3,491	3,267

Property, net of accumulated depreciation of $5,719 and $5,501	3,879	3,856
Goodwill	5,055	5,051
Other intangibles, net of accumulated amortization of $66 and $62	2,361	2,367
Pension	501	419
Other assets	526	514

Total assets	$15,813	$15,474

Current liabilities
Current maturities of long-term debt	$607	$289
Notes payable	858	739
Accounts payable	1,462	1,432
Accrued advertising and promotion	487	476
Accrued income taxes	39	69
Accrued salaries and wages	287	327
Other current liabilities	555	503

Total current liabilities	4,295	3,835

Long-term debt	6,029	6,330
Deferred income taxes	917	928
Pension liability	269	277
Nonpension postretirement benefits	69	68
Other liabilities	421	429

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	653	626
Retained earnings	7,113	6,749
Treasury stock, at cost	(3,191)	(2,999)
Accumulated other comprehensive income (loss)	(928)	(936)

Total Kellogg Company equity	3,752	3,545

Noncontrolling interests	61	62

Total equity	3,813	3,607

Total liabilities and equity	$15,813	$15,474

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended		Year-to-date period ended
	June 28,	June 29,	June 28,	June 29,
(Results are unaudited)	2014	2013	2014	2013
Net sales	$3,685	$3,714	$7,427	$7,575

Cost of goods sold	2,274	2,237	4,512	4,705
Selling, general and administrative expense	944	907	1,834	1,797

Operating profit	467	570	1,081	1,073

Interest expense	50	61	102	121
Other income (expense), net	3	(5)	13	(12)

Income before income taxes	420	504	992	940
Income taxes	122	150	287	274
Earnings (loss) from joint ventures	(3)	(2)	(4)	(3)

Net income	$295	$352	$701	$663

Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income attributable to Kellogg Company	$295	$352	$701	$663

Per share amounts:
Basic	$0.82	$0.96	$1.95	$1.82
Diluted	$0.82	$0.96	$1.94	$1.81

Dividends per share	$0.46	$0.44	$0.92	$0.88

Average shares outstanding:
Basic	359	364	360	364

Diluted	362	367	362	366

Actual shares outstanding at period end			360	362

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions)

	Quarter ended June 28, 2014			Year-to-date period ended June 28, 2014
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$295			$701
Other comprehensive income (loss):
Foreign currency translation adjustments	$30	$—	30	$33	$—	33
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(23)	7	(16)	(24)	7	(17)
Reclassification to net income	(1)	—	(1)	(11)	3	(8)
Postretirement and postemployment benefits:
Amounts arising during the period:
Prior service credit (cost)	(9)	3	(6)	(9)	3	(6)
Reclassification to net income:
Net experience loss	1	—	1	2	—	2
Prior service cost	4	(1)	3	6	(2)	4

Other comprehensive income (loss)	$2	$9	$11	$(3)	$11	$8

Comprehensive income			$306			$709

	Quarter ended June 29, 2013			Year-to-date period ended June 29, 2013
	Pre-tax	Tax (expense)	After-tax	Pre-tax	Tax (expense)	After-tax
(Results are unaudited)	amount	benefit	amount	amount	benefit	amount

Net income			$352			$663
Other comprehensive income (loss):
Foreign currency translation adjustments	$(51)	$—	(51)	$(91)	$—	(91)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	1	—	1	12	(3)	9
Reclassification to net income	(2)	—	(2)	(2)	—	(2)
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	1	—	1	3	—	3
Prior service cost	3	(1)	2	6	(2)	4

Other comprehensive income (loss)	$(48)	$(1)	$(49)	$(72)	$(5)	$(77)

Comprehensive income			$303			$586

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
(unaudited)	shares	amount			shares	amount
Balance, December 29, 2012	420	$105	$573	$5,615	58	$(2,943)	$(946)	$2,404	$61	$2,465
Common stock repurchases					9	(544)		(544)		(544)
Net income				1,807				1,807	1	1,808	$1,808
Dividends				(653)				(653)		(653)
Other comprehensive income							10	10		10	10
Stock compensation			28					28		28
Stock options exercised and other			25	(20)	(10)	488		493		493

Balance, December 28, 2013	420	$105	$626	$6,749	57	$(2,999)	$(936)	$3,545	$62	$3,607	$1,818
Common stock repurchases					6	(329)		(329)		(329)
Net income				701				701		701	701
Dividends				(330)				(330)	(1)	(331)
Other comprehensive income							8	8		8	8
Stock compensation			21					21		21
Stock options exercised and other			6	(7)	(3)	137		136		136

Balance, June 28, 2014	420	$105	$653	$7,113	60	$(3,191)	$(928)	$3,752	$61	$3,813	$709

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Year-to-date period ended
	June 28,	June 29,
(unaudited)	2014	2013
Operating activities
Net income	$701	$663
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	235	226
Postretirement benefit plan expense (benefit)	(45)	(8)
Deferred income taxes	18	9
Other	18	60
Postretirement benefit plan contributions	(37)	(36)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(136)	(112)
Inventories	(55)	91
Accounts payable	30	(38)
Accrued income taxes	7	3
Accrued interest expense	(8)	(6)
Accrued and prepaid advertising, promotion and trade allowances	(12)	(53)
Accrued salaries and wages	(39)	(47)
All other current assets and liabilities	(23)	(47)

Net cash provided by (used in) operating activities	654	705

Investing activities
Additions to properties	(226)	(238)
Other	—	(1)

Net cash provided by (used in) investing activities	(226)	(239)

Financing activities
Net issuances of notes payable	118	71
Issuances of long-term debt	952	645
Reductions of long-term debt	(957)	(760)
Net issuances of common stock	133	408
Common stock repurchases	(329)	(544)
Cash dividends	(331)	(320)
Other	6	20

Net cash provided by (used in) financing activities	(408)	(480)

Effect of exchange rate changes on cash and cash equivalents	(3)	(5)

Increase (decrease) in cash and cash equivalents	17	(19)
Cash and cash equivalents at beginning of period	273	281

Cash and cash equivalents at end of period	$290	$262

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended June 28, 2014 (unaudited)

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

The condensed balance sheet data at December 28, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended June 28, 2014 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable

Beginning in 2014, the Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to monitor, and if elected, sell to designated third-party financial institutions, payment obligations of the Company. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into this agreement is to capture overall supplier savings, in the form of pricing, payment terms or vendor funding, created by facilitating suppliers’ ability to sell receivables, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under this arrangement. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of June 28, 2014, $142 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $114 million of those payment obligations to participating financial institutions.

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

Accounting standards to be adopted in future periods

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. The Company will adopt the updated standard in the first quarter of 2017. The Company is currently evaluating the impact that implementing this ASU will have on its financial statements and disclosures, as well as whether it will use the retrospective or modified retrospective method of adoption.

Note 2 Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the year-to-date period ended June 28, 2014, are presented in the following table:

Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 28, 2013	$133	$3,779	$82	$278	$452	$89	$238	$5,051
Currency translation adjustment	—	—	—	1	—	—	3	4
June 28, 2014	$133	$3,779	$82	$279	$452	$89	$241	$5,055

Intangible assets subject to amortization

(millions)

Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 28, 2013	$28	$70	$—	$5	$44	$7	$10	$164
Currency translation adjustment	—	—	—	—	—	—	—	—

June 28, 2014	$28	$70	$—	$5	$44	$7	$10	$164

Accumulated Amortization

December 28, 2013	$28	$16	$—	$4	$6	$7	$1	$62
Amortization	—	2	—	—	2	—	—	4
June 28, 2014	$28	$18	$—	$4	$8	$7	$1	$66

Intangible assets subject to amortization, net

December 28, 2013	$—	$54	$—	$1	$38	$—	$9	$102
Currency translation adjustment	—	—	—	—	—	—	—	—
Amortization	—	(2)	—	—	(2)	—	—	(4)
June 28, 2014	$—	$52	$—	$1	$36	$—	$9	$98

For intangible assets in the preceding table, amortization was $4 million for the current year-to-date period ended June 28, 2014, compared to $3 million for the prior year-to-date period ended June 29, 2013. The currently estimated aggregate annual amortization expense for full-year 2014 and each of the four succeeding fiscal years is approximately $9 million.

Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated

December 28, 2013	$63	$1,625	$—	$95	$482	$—	$—	$2,265
Currency translation adjustment	—	—	—	—	(2)	—	—	(2)

June 28, 2014	$63	$1,625	$—	$95	$480	$—	$—	$2,263

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

During the quarter ended June 28, 2014, the Company recorded total charges of $78 million across all restructuring and cost reduction activities. The charges were comprised of $31 million being recorded in cost of goods sold (COGS) and $47 million recorded in selling, general and administrative (SGA) expense. During the year-to-date period ended June 28, 2014, the Company recorded total charges of $132 million across all restructuring and cost reduction activities. The charges were comprised of $56 million being recorded in COGS and $76 million recorded in SGA expense.

During the quarter ended June 29, 2013 the Company recorded total charges of $7 million across all restructuring and cost reduction activities. The charges were comprised of $3 million being recorded in COGS and $4 million recorded in SGA expense. During the year-to-date period ended June 29, 2013 the Company recorded total charges of $20 million across all restructuring and cost reduction activities. The charges were comprised of $11 million being recorded in COGS and $9 million recorded in SGA expense.

The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarters and year-to-date periods ended June 28, 2014 and June 29, 2013 and program costs to date for programs currently active as of June 28, 2014.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014
Employee related costs	$35	$1	$52	$5	$161
Asset related costs	7	—	10	5	19
Asset Impairment	—	—	—	—	66
Other costs	36	6	70	10	128

Total	$78	$7	$132	$20	$374

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014
U.S. Morning Foods	$15	$2	$26	$5	$136
U.S. Snacks	3	3	10	6	37
U.S. Specialty	—	1	1	2	6
North America Other	6	1	9	1	21
Europe	28	—	40	—	67
Latin America	1	—	5	—	12
Asia Pacific	5	—	11	6	35
Corporate	20	—	30	—	60

Total	$78	$7	$132	$20	$374

For the quarter and year-to-date periods ended June 28, 2014, and June 29, 2013, employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

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

The Company currently expects that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 17%), U.S. Snacks (approximately 10%), U.S. Specialty (approximately 1%), North America Other (approximately 3%), Europe (approximately 10%), Latin America (approximately 2%), Asia-Pacific (approximately 6%), and Corporate (approximately 51%). A majority of the costs impacting Corporate relate to additional initiatives to be executed after 2014 that are currently not fully defined. As the development of these initiatives is completed, the Company will update its estimated costs by reportable segment as needed.

At June 28, 2014 reserves for all restructuring and cost reduction activities are reflected in the table below. A substantial portion of these reserves will be paid out in 2014 and 2015 related to severance payments and other costs.

(millions)	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 28, 2013	$66	$—	$—	$12	$78
2014 restructuring charges	52	—	10	70	132
Cash payments	(15)	—	(3)	(70)	(88)
Non-cash charges and other	—	—	(7)	—	(7)

Liability as of June 28, 2014	$103	$—	$—	$12	$115

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following tables. There were zero and 4 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended June 28, 2014, respectively. There were 6 million and 4 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended June 29, 2013, respectively.

Quarters ended June 28, 2014 and June 29, 2013:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2014
Basic	$295	359	$0.82
Dilutive potential common shares		3	—
Diluted	$295	362	$0.82

2013
Basic	$352	364	$0.96
Dilutive potential common shares		3	—

Diluted	$352	367	$0.96

Year-to-date periods ended June 28, 2014 and June 29, 2013:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2014
Basic	$701	360	$1.95
Dilutive potential common shares		2	(0.01)
Diluted	$701	362	$1.94

2013
Basic	$663	364	$1.82
Dilutive potential common shares		2	(0.01)

Diluted	$663	366	$1.81

In February 2014, the Company’s board of directors approved a share repurchase program authorizing the repurchase of up to $1.5 billion of common stock through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.

During the year-to-date period ended June 28, 2014, the Company repurchased approximately 6 million shares of common stock for a total of $329 million. During the year-to-date period ended June 29, 2013, the Company repurchased approximately 8 million shares of common stock for a total of $508 million.

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

Prior service cost arising during the period consists primarily of post-employment benefits provided to certain employees previously not covered by a plan.

	Quarter ended June 28, 2014			Year-to-date period ended June 28, 2014
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$295			$701
Other comprehensive income (loss):
Foreign currency translation adjustments	$30	$—	30	$33	$—	33
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(23)	7	(16)	(24)	7	(17)
Reclassification to net income	(1)	—	(1)	(11)	3	(8)
Postretirement and postemployment benefits:
Amounts arising during the period:
Prior service credit (cost)	(9)	3	(6)	(9)	3	(6)
Reclassification to net income:
Net experience loss	1	—	1	2	—	2
Prior service cost	4	(1)	3	6	(2)	4

Other comprehensive income (loss)	$2	$9	$11	$(3)	$11	$8

Comprehensive income			$306			$709

	Quarter ended June 29, 2013			Year-to-date period ended June 29, 2013
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$352			$663
Other comprehensive income (loss):
Foreign currency translation adjustments	$(51)	$—	(51)	$(91)	$—	(91)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	1	—	1	12	(3)	9
Reclassification to net income	(2)	—	(2)	(2)	—	(2)
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	1	—	1	3	—	3
Prior service cost	3	(1)	2	6	(2)	4

Other comprehensive income (loss)	$(48)	$(1)	$(49)	$(72)	$(5)	$(77)

Comprehensive income			$303			$586

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) for the quarter and year-to-date periods ended June 28, 2014 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended June 28, 2014	Year-to-date period ended June 28, 2014
(Gain)loss on cash flow hedges:
Foreign currency exchange contracts	$(1)	$(2)	COGS
Foreign currency exchange contracts	(2)	(3)	SGA
Interest rate contracts	—	(9)	Interest expense
Commodity contracts	2	3	COGS

	$(1)	$(11)	Total before tax
	—	3	Tax (expense) benefit

	$(1)	$(8)	Net of tax

Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$2	See Note 7 for further details
Prior service cost	4	6	See Note 7 for further details

	$5	$8	Total before tax
	(1)	(2)	Tax (expense) benefit

	$4	$6	Net of tax

Total reclassifications	$3	$(2)	Net of tax

Reclassifications out of AOCI for the quarter and year-to-date periods ended June 29, 2013 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended June 29, 2013	Year-to-date period ended June 29, 2013
(Gain) loss on cash flow hedges:
Foreign currency exchange contracts	$(3)	$(5)	COGS
Interest rate contracts	(1)	(2)	Interest expense
Commodity contracts	2	5	COGS

	$(2)	$(2)	Total before tax
	—	—	Tax (expense) benefit

	$(2)	$(2)	Net of tax

Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$3	See Note 7 for further details
Prior service cost	3	6	See Note 7 for further details

	$4	$9	Total before tax
	(1)	(2)	Tax (expense) benefit

	$3	$7	Net of tax

Total reclassifications	$1	$5	Net of tax

Accumulated other comprehensive income (loss) as of June 28, 2014 and December 28, 2013 consisted of the following:

(millions)	June 28, 2014	December 28, 2013
Foreign currency translation adjustments	$(823)	$(856)
Cash flow hedges — unrealized net gain (loss)	(24)	1
Postretirement and postemployment benefits:
Net experience loss	(13)	(15)
Prior service cost	(68)	(66)

Total accumulated other comprehensive income (loss)	$(928)	$(936)

Note 5 Debt

The following table presents the components of notes payable at June 28, 2014 and December 28, 2013:

	June 28, 2014		December 28, 2013
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$391	0.19%	$249	0.22%
Europe commercial paper	414	0.36	437	0.23
Bank borrowings	53		53

Total	$858		$739

In May 2014, the Company issued €500 million (approximately $678 million USD at June 28, 2014, which reflects the discount and translation adjustments) of seven-year 1.75% Euro Notes due 2021, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

In May 2014, the Company issued Cdn. $300 million (approximately $279 million USD at June 28, 2014, which reflects the discount and translation adjustments) of three-year 2.05% Canadian Dollar Notes due 2017, using the proceeds from these Notes, together with cash on hand, to repay the Company’s Cdn. $300 million, 2.10% Notes due May 22, 2014 at maturity. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

In February 2014, the Company entered into an unsecured Five-Year Credit Agreement to replace its existing unsecured Four-Year Credit Agreement, which would have expired in March 2015. The Five-Year Credit Agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, which includes the ability to obtain letters of credit in an aggregate stated amount not to exceed $75 million and swingline loans in aggregate principal amounts up to $200 million in U.S. dollars and $400 million in Euros. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest.

In March 2014, the Company redeemed $150 million of its 4.0% U.S. Dollar Notes due 2020, $342 million of its 3.125% U.S. Dollar Debentures due 2022 and $189 million of its 2.75% U.S. Dollar Notes due 2023. In connection with the debt redemption, the Company incurred $1 million of interest expense, offset by $8 million of accelerated gains on interest rate hedges previously recorded in accumulated other comprehensive income, and incurred $5 million of expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer.

The Company has entered into interest rate swaps with notional amounts totaling $2.4 billion, which effectively converts a portion of the associated U.S. Dollar Notes from fixed rate to floating rate obligations. These derivative instruments are designated as fair value hedges. The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of June 28, 2014 were as follows: (a) seven-year 4.45% U.S. Dollar Notes due 2016 – 3.43%; (b) five-year

1.875% U.S. Dollar Notes due 2016 – 0.97%; (c) five-year 1.75% U.S. Dollar Notes due 2017 - 1.31%; (d) seven-year 3.25% U.S. Dollar Notes due 2018 – 1.83%; (e) ten-year 4.15% U.S. Dollar Notes due 2019 - 2.71%; (f) ten-year 4.00% U.S. Dollar Notes due 2020 - 2.80%; (g) ten-year 3.125% U.S. Dollar Notes due 2022 - 2.28%.

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

The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Pre-tax compensation expense	$14	$12	$28	$21

Related income tax benefit	$5	$5	$10	$8

As of June 28, 2014, total stock-based compensation cost related to non-vested awards not yet recognized was $67 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the year-to-date periods ended June 28, 2014 and June 29, 2013, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2013 Annual Report on Form 10-K.

Year-to-date period ended June 28, 2014:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
Employee and director stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	20	$54
Granted	6	60
Exercised	(2)	50
Forfeitures and expirations	(1)	57

Outstanding, end of period	23	$55	7.5	$209

Exercisable, end of period	11	$52	6.0	$145

Year-to-date period ended June 29, 2013:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
Employee and director stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	25	$50
Granted	6	60
Exercised	(9)	48
Forfeitures and expirations	(1)	54

Outstanding, end of period	21	$53	7.4	$231

Exercisable, end of period	10	$50	5.8	$150

The weighted-average fair value of options granted was $6.70 per share and $5.92 per share for the year-to-date periods ended June 28, 2014 and June 29, 2013, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended June 28, 2014:	15%	7.34	2.35%	3.00%
Grants within the year-to-date period ended June 29, 2013:	15%	7.44	1.49%	2.90%

The total intrinsic value of options exercised was $33 million and $117 million for the year-to-date periods ended June 28, 2014 and June 29, 2013, respectively.

Performance shares

In the first quarter of 2014, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2014 target grant currently corresponds to approximately 227,000 shares, with a grant-date fair value of $54 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at June 28, 2014, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	June 28, 2014
2012 Award	$23
2013 Award	$26
2014 Award	$30

The 2011 performance share award, payable in stock, was settled at 60% of target in February 2014 for a total dollar equivalent of $3 million.

Note 7 Employee benefits

The Company sponsors a number of U.S. and foreign pension plans, as well as other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.

Pension

	Quarter ended		Year-to-date period ended
(millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$27	$34	$53	$68
Interest cost	56	50	113	100
Expected return on plan assets	(105)	(89)	(209)	(179)
Amortization of unrecognized prior service cost	4	4	7	8

Total pension expense (income)	$(18)	$(1)	$(36)	$(3)

Other nonpension postretirement
	Quarter ended		Year-to-date period ended
(millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$7	$8	$14	$17
Interest cost	13	12	27	24
Expected return on plan assets	(25)	(22)	(49)	(44)
Amortization of unrecognized prior service cost	—	(1)	(1)	(2)

Total postretirement benefit expense (income)	$(5)	$(3)	$(9)	$(5)

Postemployment
	Quarter ended		Year-to-date period ended
(millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$2	$1	$4	$3
Interest cost	1	1	2	2
Recognized net loss	1	1	2	3

Total postemployment benefit expense	$4	$3	$8	$8

Company contributions to employee benefit plans are summarized as follows:

		Nonpension
(millions)	Pension	postretirement	Total
Quarter ended:
June 28, 2014	$5	$4	$9
June 29, 2013	$1	$4	$5

Year-to-date period ended:
June 28, 2014	$29	$8	$37
June 29, 2013	$28	$8	$36

Full year:
Fiscal year 2014 (projected)	$43	$14	$57
Fiscal year 2013 (actual)	$34	$14	$48

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 8 Income taxes

The consolidated effective tax rate for the quarters ended June 28, 2014 and June 29, 2013 were 29.0% and 29.9%, respectively. The consolidated effective tax rates for the year-to-date periods ended June 28, 2014 and June 29, 2013 were 28.9% and 29.2%, respectively.

As of June 28, 2014, the Company classified $5 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the current liability balance which is expected to be settled within one year, offset by approximately $8 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended June 28, 2014; $62 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 28, 2013	$79
Tax positions related to current year:
Additions	5
Reductions	—
Tax positions related to prior years:
Additions	4
Reductions	(2)
Settlements	1

June 28, 2014	$87

For the year-to-date period ended June 28, 2014 the Company recognized an increase of $1 million for tax-related interest and penalties. The Company recognized no cash settlements during the current quarter. The accrual balance was $18 million at June 28, 2014.

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

Total notional amounts of the Company’s derivative instruments as of June 28, 2014 and December 28, 2013 were as follows:

	June 28,	December 28,
(millions)	2014	2013
Foreign currency exchange contracts	$652	$517
Interest rate contracts	3,082	2,400
Commodity contracts	511	361

Total	$4,245	$3,278

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at June 28, 2014 and December 28, 2013, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of June 28, 2014 or December 28, 2013.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of June 28, 2014 and December 28, 2013:

Derivatives designated as hedging instruments

	June 28, 2014			December 28, 2013
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$4	$4	$—	$7	$7

Total assets	$—	$4	$4	$—	$7	$7

Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(14)	$(14)	$—	$(8)	$(8)
Interest rate contracts:
Other current liabilities	—	(4)	(4)	—	—	—
Other liabilities (a)	—	(29)	(29)	—	(59)	(59)
Commodity contracts:
Other current liabilities	—	(9)	(9)	—	(9)	(9)
Other liabilities	—	(14)	(14)	—	(19)	(19)

Total liabilities	$—	$(70)	$(70)	$—	$(95)	$(95)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.5 billion as of June 28, 2014 and December 28, 2013.

Derivatives not designated as hedging instruments

	June 28, 2014			December 28, 2013
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Commodity contracts:
Other prepaid assets	$6	$—	$6	$3	$—	$3

Total assets	$6	$—	$6	$3	$—	$3

Liabilities:
Commodity contracts:
Other current liabilities	$(9)	$—	$(9)	$(7)	$—	$(7)

Total liabilities	$(9)	$—	$(9)	$(7)	$—	$(7)

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of June 28, 2014 and December 28, 2013 would be adjusted as detailed in the following table:

As of June 28, 2014:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$10	$(10)	$—	$—
Total liability derivatives	$(79)	$10	$27	$(42)

As of December 28, 2013:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$10	$(10)	$—	$—
Total liability derivatives	$(102)	$10	$21	$(71)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended June 28, 2014 and June 29, 2013 was as follows:

Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		Jun. 28,	Jun. 29,
		2014	2013
Foreign currency exchange contracts	Other income (expense), net	$1	$—
Interest rate contracts	Interest expense	5	—

Total		$6	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	Jun. 28, 2014	Jun. 29, 2013		Jun. 28, 2014	Jun. 29, 2013		Jun. 28, 2014	Jun. 29, 2013
Foreign currency exchange contracts	$(8)	$3	COGS	$1	$3	Other income (expense), net	$(2)	$—
Foreign currency exchange contracts	1	—	SGA expense	2	—	Other income (expense), net	—	—
Interest rate contracts	(16)	—	Interest expense	—	1	N/A	—	—
Commodity contracts	—	(2)	COGS	(2)	(2)	Other income (expense), net	—	—

Total	$(23)	$1		$1	$2		$(2)	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	Jun. 28,	Jun. 29,
	2014	2013
Foreign currency exchange contracts	$3	$—

Total	$3	$—

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		Jun. 28,	Jun. 29,
		2014	2013
Foreign currency exchange contracts	Other income (expense), net	$(1)	$—
Foreign currency exchange contracts	COGS	—	1
Commodity contracts	COGS	(18)	(8)

Total		$(19)	$(7)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended June 28, 2014 and June 29, 2013 were as follows:

Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income(a)
		Jun. 28,	Jun. 29,
		2014	2013
Foreign currency exchange contracts	Other income (expense), net	$2	$3
Interest rate contracts	Interest expense	9	1

Total		$11	$4

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income(a)
	Jun. 28,	Jun. 29,		Jun. 28,	Jun. 29,		Jun. 28,	Jun. 29,
	2014	2013		2014	2013		2014	2013
Foreign currency exchange contracts	$(3)	$12	COGS	$2	$5	Other income (expense), net	$(2)	$—
Foreign currency exchange contracts	1	1	SGA expense	3	—	Other income (expense), net	—	—
Interest rate contracts	(23)	—	Interest expense	9	2	N/A	—	—
Commodity contracts	1	(1)	COGS	(3)	(5)	Other income (expense), net	—	—

Total	$(24)	$12		$11	$2		$(2)	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		Jun. 28,	Jun. 29,
		2014	2013
Foreign currency exchange contracts	COGS	$—	$1
Foreign currency exchange contracts	Other income (expense), net	(2)	—
Interest rate contracts	Interest expense	(4)	—
Commodity contracts	COGS	(5)	(24)

Total		$(11)	$(23)

During the next 12 months, the Company expects $17 million of net deferred losses reported in AOCI at June 28, 2014 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on June 28, 2014 was $67 million. If the credit-risk-related contingent features were triggered as of June 28, 2014, the

Company would be required to post additional collateral of $56 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of June 28, 2014 triggered by credit-risk-related contingent features, however, there was $11 million of collateral posted in connection with reciprocal collateralization agreements as discussed under “Counterparty credit risk concentration and collateral requirements” below.

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at June 28, 2014:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$607	$607
Long-term debt	6,520	6,029

Total	$7,127	$6,636

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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of June 28, 2014, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of June 28, 2014 the Company had posted collateral of $11 million in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet. As of June 28, 2014 the Company posted $16 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 28% of consolidated trade receivables at June 28, 2014.

Note 10 Contingencies

In connection with the Company’s on-going labor negotiations with the union representing the work-force at our Memphis, TN cereal production facility, the National Labor Relations Board filed a complaint alleging unfair labor practices under the National Labor Relations Act in March 2014. On July 30, 2014, a U.S. District Court judge ruled that the Memphis employees were entitled to return to work while the underlying litigation continues. This ruling is not expected to have a material effect on the production or distribution of products from the Memphis, TN facility or a material financial impact on the Company. As of June 28, 2014, the Company has not recorded a liability related to this matter due to the uncertainty of any potential outcome. The Company will continue to evaluate the likelihood of potential outcomes for this case as the litigation continues.

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

U.S. Specialty includes the food service, convenience and Girl Scouts businesses. The food service business is mostly non-commercial, servicing institutions such as schools and hospitals.

North America Other includes the U.S. Frozen and Canada operating segments. As these operating segments are not considered economically similar enough to aggregate with other operating segments and are immaterial for separate disclosure, they have been grouped together as a single reportable segment.

The three remaining reportable segments are based on geographic location – Europe, which consists principally of European countries; Latin America, which is comprised of Central and South America and includes Mexico; and Asia Pacific, which is comprised of South Africa, Australia and other Asian and Pacific markets.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Intercompany transactions between operating segments were insignificant in all periods presented.

	Quarter ended		Year-to-date period ended
	June 28,	June 29,	June 28,	June 29,
(millions)	2014	2013	2014	2013
Net sales
U.S. Morning Foods	$820	$863	$1,681	$1,774
U.S. Snacks	893	917	1,796	1,818
U.S. Specialty	276	272	648	651
North America Other	361	388	742	791
Europe	772	723	1,480	1,415
Latin America	320	304	598	612
Asia Pacific	243	247	482	514

Consolidated	$3,685	$3,714	$7,427	$7,575

Operating profit
U.S. Morning Foods	$143	$180	$271	$343
U.S. Snacks	130	130	225	236
U.S. Specialty	63	62	150	140
North America Other	62	78	134	153
Europe	53	75	120	146
Latin America	47	42	95	90
Asia Pacific	2	17	16	38

Total Reportable Segments	500	584	1,011	1,146
Corporate	(33)	(14)	70	(73)

Consolidated	$467	$570	$1,081	$1,073

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

Underlying internal operating profit growth excludes the impact of foreign currency translation and, if applicable, acquisitions, dispositions, integration costs associated with the acquisition of Pringles, mark-to-market adjustments, and charges related to restructuring and cost reduction activities.

Additionally, integration costs associated with the acquisition of Pringles are excluded from comparable basic earnings per share (EPS), comparable diluted EPS, and comparable diluted EPS growth.

Financial results

For the quarter ended June 28, 2014, our reported net sales declined by 0.8% and internal net sales declined by 1.5%. We experienced internal net sales declines in U.S. Morning Foods, U.S. Snacks, and North America Other. Internal net sales grew in Europe, U.S. Specialty, Latin America and Asia Pacific. Reported operating profit declined by 18.1%, and underlying internal operating profit declined by 7.2%. The decline in internal profit was driven by softer sales primarily in U.S. Morning Foods and U.S. Snacks, inflation in cost of goods sold, and increased investment in brand-building. This was partially offset by continued discipline overhead control.

Reported diluted EPS of $.82 for the quarter was down 14.6% compared to the prior year of $.96. Comparable diluted EPS of $1.02 for the quarter was flat to prior year.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended

Consolidated results	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Reported operating profit	$467	$570	$1,081	$1,073
Mark-to-market (a)	(12)	(7)	104	(61)
Restructuring and cost reduction activities (b)	(78)	(7)	(132)	(20)

Underlying operating profit (c)	$557	$584	$1,109	$1,154

Reported income taxes	$122	$150	$287	$274
Mark-to-market (a)	(4)	(2)	32	(19)
Restructuring and cost reduction activities (b)	(20)	(4)	(38)	(7)

Underlying income taxes (c)	$146	$156	$293	$300

Reported effective income tax rate	29.0%	29.9%	28.9%	29.2%
Mark-to-market (a)	(0.2)%	(0.1)%	0.1%	(0.3)%
Restructuring and cost reduction activities (b)	0.5%	0.1%	0.1%	0.2%

Underlying effective income tax rate (c)	28.7%	29.9%	28.7%	29.3%

Reported net income attributable to Kellogg Company	$295	$352	$701	$663
Mark-to-market (a)	(8)	(5)	72	(42)
Restructuring and cost reduction activities (b)	(58)	(3)	(94)	(13)

Underlying net income attributable to Kellogg Company (c)	$361	$360	$723	$718

Reported basic EPS	$0.82	$0.96	$1.95	$1.82
Mark-to-market (a)	(0.02)	(0.02)	0.20	(0.12)
Pringles integration costs	(0.02)	(0.03)	(0.03)	(0.07)
Restructuring and cost reduction activities (b)	(0.16)	(0.02)	(0.26)	(0.05)

Comparable basic EPS (d)	$1.02	$1.03	$2.04	$2.06
Comparable basic EPS growth (d)	(1.0)%	9.6%	(1.0)%	5.1%

Reported diluted EPS	$0.82	$0.96	$1.94	$1.81
Mark-to-market (a)	(0.02)	(0.01)	0.20	(0.11)
Pringles integration costs	(0.02)	(0.03)	(0.03)	(0.07)
Restructuring and cost reduction activities (b)	(0.16)	(0.02)	(0.26)	(0.05)

Comparable diluted EPS (d)	$1.02	$1.02	$2.03	$2.04
Comparable diluted EPS growth (d)	—%	9.7%	(0.5)%	4.6%

(a)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2013 and 2012. These amounts have been recognized in the first quarter of 2014 and 2013, respectively. During the second quarter of 2014 and 2013, there were no pension mark-to-market adjustments recognized. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(b)	Costs incurred related primarily to the execution of Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. The 2013 periods presented have been recast to exclude all restructuring and cost reduction activities from underlying and comparable results. Previously, only costs associated with Project K were excluded from underlying and comparable results.
(c)	Underlying operating profit, underlying income taxes, underlying effective income tax rate, and underlying net income attributable to Kellogg Company are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments and restructuring and cost reduction activities. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding underlying operating performance. These non-GAAP measures are reconciled directly to the comparable measures in accordance with U.S. GAAP within this table.
(d)	Comparable EPS is a non-GAAP measure that excludes the impact of mark-to-market adjustments on pension plans and commodity contracts, the impact of Project K costs, and the impact of integration costs related to the acquisition of the Pringles business.

Net sales and operating profit

The following tables provide an analysis of net sales and operating profit performance for the second quarter of 2014 versus 2013:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2014 net sales	$820	$893	$276	$361	$772	$320	$243	$—	$3,685

2013 net sales	$863	$917	$272	$388	$723	$304	$247	$—	$3,714

% change - 2014 vs. 2013:
As Reported	(4.9)%	(2.7)%	1.4%	(6.8)%	6.9%	5.2%	(1.5)%	—%	(0.8)%
Acquisitions /Divestitures	—%	—%	—%	—%	—%	—%	(.1)%	—%	—%
Integration impact (a)	—%	—%	—%	—%	—%	—%	0.4%	—%	—%
Foreign currency impact	—%	—%	—%	(1.9)%	6.2%	(1.7)%	(2.3)%	—%	0.7%
Internal business (b)	(4.9)%	(2.7)%	1.4%	(4.9)%	0.7%	6.9%	0.5%	—%	(1.5)%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated

2014 operating profit	$143	$130	$63	$62	$53	$47	$2	$(33)	$467

2013 operating profit	$180	$130	$62	$78	$75	$42	$17	$(14)	$570

% change - 2014 vs. 2013:
As Reported	(20.9)%	(0.4)%	0.8%	(20.4)%	(29.7)%	9.5%	(90.2)%	(104.7)%	(18.1)%
Acquisitions/Divestitures	—%	—%	—%	—%	—%	—%	1.8%	—%	0.2%
Integration impact (a)	—%	5.4%	—%	0.1%	(5.9)%	0.4%	(0.2)%	0.2%	1.0%
Foreign currency impact	—%	—%	—%	(2.1)%	8.3%	5.4%	3.3%	30.7%	1.5%
Mark-to-market (c)	—%	—%	—%	—%	—%	—%	—%	20.2%	(1.3)%
Restructuring and cost reduction activities (d)	(7.4)%	(0.8)%	0.9%	(7.5)%	(37.2)%	(2.3)%	(29.9)%	(222.6)%	(12.3)%

Underlying internal (e)	(13.5)%	(5.0)%	(0.1)%	(10.9)%	5.1%	6.0%	(65.2)%	66.8%	(7.2)%

(a)	Includes impact of integration costs associated with the Pringles acquisition.
(b)	Internal net sales growth for 2014 excludes the impact of acquisitions, divestitures, integration costs and impact of foreign currency translation. Internal net sales growth is a non-GAAP financial measure which is reconciled to the directly comparable measure in accordance with U.S. GAAP within these tables.
(c)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2013 and 2012. These amounts have been recognized in the first quarter of 2014 and 2013, respectively. During the second quarter of 2014 and 2013, there were no pension mark-to-market adjustments recognized. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(d)	Costs incurred related primarily to the execution of Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. The 2013 periods presented have been recast to exclude all restructuring and cost reduction activities from underlying and comparable results. Previously, only costs associated with Project K were excluded from underlying and comparable results.
(e)	Underlying internal operating profit growth excludes the impact of foreign currency translation, pension plans and commodity contracts mark-to-market adjustments, costs related to restructuring and cost reduction activities, and if applicable, acquisitions, dispositions, and integration costs associated with the acquisition of Pringles. We believe the use of this non-GAAP measure provides increased transparency and assists in understanding underlying operating performance. This non-GAAP measure is reconciled to the directly comparable measure in accordance with U.S. GAAP within this table.

Internal net sales for U.S. Morning Foods declined 4.9% as a result of decreased volume and pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages. The cereal category continued to decline during the quarter, resulting in a sales decline for several of our brands. Despite this category performance, Raisin Bran®, Rice Krispies®, and Froot Loops®, reported consumption favorable to the category trends. We saw weakness in Special K® as it faces headwinds from evolving consumer trends regarding weight management. As a result, we are actively communicating the nutritional benefits of Special K® such as the presence of positive nutrition like protein, fiber, grains and other relevant nutritional benefits. We began investing behind category-building messaging in the quarter. However, we expect our cereal consumption to remain down over the remainder of the year. Toaster pastries reported a sales decline for the quarter as a result of difficult comparisons due to innovations launched in 2013. Beverages continued to report increased consumption resulting from expanded distribution and innovations.

Internal net sales in U.S. Snacks declined 2.7% as a result of decreased volume partially offset by favorable pricing/mix. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks. The U.S. Snacks business has benefited from improved in-store execution in the current quarter, resulting in sales growth for crackers and savory snacks. Crackers posted sales growth and share gains as a result of the success of recent innovations. Cheez-It®, Townhouse®, and Club® all reported solid consumption and share gains. The bars business declined for the quarter due to weakness in the Special K® and Fiber Plus® brands. However, Rice Krispies Treats®, and Nutri-grain® gained share as innovations delivered good results. We saw weakness in the Special K® brand as it faces headwinds from evolving consumer trends regarding weight management. We are working on new products and have more activity planned for the second half. However, we expect this segment to remain challenging for the balance of the year. The cookies business declined in the quarter as the Keebler® business in total posted a decline in consumption, although it maintained share. In addition, we experienced soft performance in our 100-calorie packs business, and a SKU rationalization initiative negatively impacted sales with impacts expected through the end of the year. Savory snacks reported solid sales growth and consumption gains for the quarter behind the performance of the core business and the Pringles® tortilla innovations.

Internal net sales in U.S. Specialty increased 1.4% as a result of increased volume and favorable pricing/mix. Sales growth was reported across the foodservice, convenience, and vending channels as a result of innovations, distribution gains and successful promotions.

Internal net sales in North America Other (U.S. Frozen and Canada) declined 4.9% due to decreased volume and unfavorable pricing/mix. The U.S. Frozen business reported a decline partially as a result of lapping high single-digit internal net sales growth in the prior year primarily due to the launch of Special K® flatbread sandwiches. Canada reported a decline in sales due to unfavorable pricing despite growing share in most categories.

Internal net sales for Europe increased 0.7% as a result of increased volume partially offset by unfavorable pricing/mix. Cereal category consumption remains soft in most developed markets. We realized good growth in emerging markets. In the second quarter, we selectively introduced müesli on the Continent which is tied to broader brand-building activity. We also launched Special K Granola across the region, which is also supported by strong programs. Tying all this together is a brand-building campaign we call Origins. This campaign helps consumers make the connection between our food and its origins, and highlights the foods’ natural ingredients and simplicity. Savory snacks continued to report consumption and share growth and we have activity planned for Pringles® across the region. Latin America’s internal net sales improved 6.9% due to favorable pricing/mix which was partially offset by decreased volume. Strong pricing gains were realized in our three largest markets as innovations continue to perform well and we have realized improving trends in growth as the impact of the food tax introduced in Mexico earlier in the year begins to soften. Internal net sales in Asia Pacific increased 0.5% as a result of favorable pricing/mix which was partially offset by decreased volume. The sales increase was the result of growth in most markets, including Japan, India, and South Korea. This sales performance was partially offset by continued weakness in the Australian cereal category and our performance in South Africa. In South Africa, we conducted construction work and it took longer to bring the plant back in line than expected. This impacted our ability to supply the market. It is important to note that the plant is producing once again. The savory snacks business reported solid growth in Asia Pacific as expansion into India and new listings expanded our business.

Underlying internal operating profit in U.S. Morning Foods declined 13.5% due to the unfavorable sales performance and a mid-single-digit increase in advertising investment which was partially offset by continued discipline in overhead control. U.S. Snacks declined by 5.0% due to unfavorable sales performance and cost inflation, net of cost savings initiatives, within cost of goods sold. U.S. Specialty declined by 0.1% as a result of cost inflation, net of cost savings initiatives, within cost of goods sold which was partially offset by favorable sales performance. North America Other declined 10.9% primarily due to unfavorable sales performance which was partially offset by cost deflation, net of cost savings initiatives, within cost of goods sold and continued discipline in overhead control. Europe improved 5.1% due to the favorable sales performance, cost deflation, net of cost savings initiatives, within cost of goods sold and continued discipline in overhead control. This was partially offset by increased brand building investment in support of our cereal category-building messaging. Latin America improved by 6.0% due to favorable sales performance resulting from strong pricing realization which was partially offset by cost inflation, net of cost savings initiatives, within cost of goods sold. Asia Pacific declined by 65.2% due to a double-digit increase in brand-building investment and our performance in South Africa. In South Africa, we conducted construction work and it took longer to bring the plant back in line than expected. This increased cost of goods sold and impacted our ability to supply the market. It is important to note that the plant is producing once again.

Underlying internal operating profit for Corporate improved as a result of reduced pension costs being partially offset by increased overhead investments.

The following table provides an analysis of net sales and operating profit performance for the year-to-date periods of 2014 as compared to 2013.

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2014 net sales	$1,681	$1,796	$648	$742	$1,480	$598	$482	$—	$7,427

2013 net sales	$1,774	$1,818	$651	$791	$1,415	$612	$514	$—	$7,575

% change - 2014 vs. 2013:
As Reported	(5.2)%	(1.2)%	(0.4)%	(6.2)%	4.6%	(2.3)%	(6.3)%	—%	(2.0)%
Acquisitions/Divestitures	—%	—%	—%	—%	—%	—%	(0.2)%	—%	—%
Integration impact (a)	—%	—%	—%	0.1%	—%	—%	0.3%	—%	—%
Foreign currency impact	—%	—%	—%	(2.8)%	5.1%	(3.1)%	(5.9)%	—%	—%
Internal business (b)	(5.2)%	(1.2)%	(0.4)%	(3.5)%	(0.5)%	0.8%	(0.5)%	—%	(2.0)%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated

2014 operating profit	$271	$225	$150	$134	$120	$95	$16	70	$1,081

2013 operating profit	$343	$236	$140	$153	$146	$90	$38	(73)	$1,073

% change - 2014 vs. 2013:
As Reported	(21.0)%	(4.9)%	6.8%	(12.4)%	(18.2)%	5.0%	(59.1)%	196.7%	0.8%
Acquisitions/Divestitures	—%	—%	—%	—%	—%	—%	1.5%	—%	0.1%
Integration impact (a)	—%	4.3%	—%	0.6%	(1.0)%	0.4%	5.3%	8.1%	1.5%
Foreign currency impact	—%	—%	—%	(3.2)%	7.7%	3.1%	(4.3)%	34.1%	0.8%
Mark-to-market (c)	—%	—%	—%	—%	—%	—%	—%	59.5%	14.6%
Restructuring and cost reduction activities (d)	(6.4)%	(2.0)%	0.2%	(5.3)%	(27.4)%	(5.9)%	(19.6)%	68.4%	(9.9)%

Underlying internal (e)	(14.6)%	(7.2)%	6.6%	(4.5)%	2.5%	7.4%	(42.0)%	26.6%	(6.3)%

(a)	Includes impact of integration costs associated with the Pringles acquisition.
(b)	Internal net sales growth for 2014 excludes the impact of acquisitions, divestitures, integration costs and impact of foreign currency translation. Internal net sales growth is a non-GAAP financial measure which is reconciled to the directly comparable measure in accordance with U.S. GAAP within these tables.
(c)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2013 and 2012. These amounts have been recognized in the first quarter of 2014 and 2013, respectively. During the second quarter of 2014 and 2013, there were no pension mark-to-market adjustments recognized. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(d)	Costs incurred related primarily to the execution of Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. The 2013 periods presented have been recast to exclude all restructuring and cost reduction activities from underlying and comparable results. Previously, only costs associated with Project K were excluded from underlying and comparable results.
(e)	Underlying internal operating profit growth excludes the impact of foreign currency translation, pension plans and commodity contracts mark-to-market adjustments, costs related to restructuring and cost reduction activities, and if applicable, acquisitions, dispositions, and integration costs associated with the acquisition of Pringles. We believe the use of this non-GAAP measure provides increased transparency and assists in understanding underlying operating performance. This non-GAAP measure is reconciled to the directly comparable measure in accordance with U.S. GAAP within this table.

Year-to-date internal net sales for U.S. Morning Foods declined 5.2% due to weakness in both the cereal and toaster pastries categories. We are investing behind cereal category-building messaging, but expect that cereal category consumption will be down for the remainder of the year.

U.S. Snacks year-to-date internal net sales declined approximately 1.2% due to declines in our bars business, soft performance in our 100-calorie packs business, and a SKU rationalization initiative which negatively impacted sales. Crackers and savory snacks have posted solid growth resulting from innovations and improved in-store execution.

U.S. Specialty year-to-date internal net sales declined by 0.4% as foodservice growth in the second quarter partially offset the declines realized in the first quarter due to the negative impact weather had on our foodservice business. The convenience business has continued to grow throughout the first half of the year resulting from successful innovations and distribution gains.

North America Other year-to-date internal net sales declined by 3.5% due primarily to the U.S. Frozen business reporting sales declines resulting partially from comparisons to strong prior-year growth behind innovation activity.

Europe’s year-to-date internal net sales declined by 0.5% due to softness in the cereal category in most developed markets, partially offset by general consumption growth realized in emerging markets. Savory snacks reported consumption and share growth during the first half of the year. Latin America’s year-to-date internal net sales improved by 0.8% as strong price realization in the second quarter more than offset sales declines in the first quarter resulting from the volume elasticity impact of the introduction of a new food tax in Mexico. Year-to-date internal net sales for Asia Pacific declined by 0.5% due primarily to the weakness in the Australian cereal category and our performance in South Africa. In South Africa, we conducted construction work and it took longer to bring the plant back in line than expected. This impacted our ability to supply the market. It is important to note that the plant is producing once again. Most other countries in this segment reported solid growth.

Year-to-date internal operating profit has declined in U.S. Morning Foods as a result of unfavorable sales performance, and a mid-single-digit increase in advertising investment which was partially offset by continued discipline in overhead control. U.S. Snacks declined as a result of unfavorable sales performance and net inflation within cost of goods sold. U.S. Specialty increased as a result of improved gross margin and reduced consumer promotions. North America Other declined due to unfavorable sales performance which was partially offset by cost deflation, net of cost savings initiatives, within cost of goods sold and favorable timing of advertising investment. Europe increased due to cost deflation, net of cost savings initiatives, within cost of goods sold, and continued discipline in overhead control. This was partially offset by the unfavorable sales performance and increased brand-building investment. Latin America improved due to favorable sales performance and favorable timing of brand-building investment. This was partially offset by cost inflation, net of cost savings initiatives, within cost of goods sold and increased overhead investment. Asia Pacific declined due to the weakness in the Australian cereal category, our performance in South Africa, and increased brand-building investment. In South Africa, we conducted construction work and it took longer to bring the plant back in line than expected. This impacted our ability to supply the market. It is important to note that the plant is producing once again.

Margin performance

Margin performance for the quarter and year-to-date periods of 2014 versus 2013 is as follows:

Quarter	2014	2013	Change vs. prior year (pts.)

Reported gross margin (a)	38.3%	39.8%	(1.5)
Mark-to-market (COGS) (b)	(0.3)%	(0.2)%	(0.1)
Restructuring and cost reduction activities (COGS) (c)	(0.9)%	(0.1)%	(0.8)

Underlying gross margin (d)	39.5%	40.1%	(0.6)

Reported SGA%	(25.6)%	(24.5)%	(1.1)
Mark-to-market (SGA) (b)	—%	—%	—
Restructuring and cost reduction activities (SGA) (c)	(1.2)%	(0.1)%	(1.1)

Underlying SGA% (d)	(24.4)%	(24.4)%	—

Reported operating margin	12.7%	15.3%	(2.6)
Mark-to-market (b)	(0.3)%	(0.2)%	(0.1)
Restructuring and cost reduction activities (c)	(2.1)%	(0.2)%	(1.9)

Underlying operating margin (d)	15.1%	15.7%	(0.6)

Year-to-date	2014	2013

Reported gross margin (a)	39.2%	37.9%	1.3
Mark-to-market (COGS) (b)	1.4%	(0.8)%	2.2
Restructuring and cost reduction activities (COGS) (c)	(0.8)%	(0.1)%	(0.7)

Underlying gross margin (d)	38.6%	38.8%	(0.2)

Reported SGA%	(24.6)%	(23.7)%	(0.9)
Restructuring and cost reduction activities (SGA) (c)	(0.9)%	—%	(0.9)

Underlying SGA% (d)	(23.7)%	(23.7)%	—

Reported operating margin	14.6%	14.2%	0.4
Mark-to-market (b)	1.4%	(0.8)%	2.2
Restructuring and cost reduction activities (c)	(1.7)%	(0.1)%	(1.6)

Underlying operating margin (d)	14.9%	15.1%	(0.2)

(a)	Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.
(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2013 and 2012. These amounts have been recognized in the first quarter of 2014 and 2013, respectively. During the second quarter of 2014 and 2013, there were no pension mark-to-market adjustments recognized. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(c)	Costs incurred related primarily to the execution of Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. The 2013 periods presented have been recast to exclude all restructuring and cost reduction activities from underlying and comparable results. Previously, only costs associated with Project K were excluded from underlying and comparable results.

(d)	Underlying gross margin, underlying SGA%, and underlying operating margin are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments and restructuring and cost reduction activities. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance.

Underlying gross margin for the quarter declined 60 basis points due to lower production volume resulting from soft sales performance, timing of cost-inflation, and increased integration costs. Underlying SG&A % was flat as a result of increased advertising investment which was offset by reduced integration costs and reduced overhead investments.

On a year-to-date basis, underlying gross margin declined 20 basis points due to lower production volume resulting from soft sales performance and timing of cost-inflation, which was partially offset by favorable product mix. Underlying SG&A % was flat as increased advertising investment was offset by reduced integration costs and reduced overhead investments.

Our underlying gross profit, underlying SG&A, and underlying operating profit measures are reconciled to the most comparable GAAP measure as follows:

Quarter
(dollars in millions)	2014	2013
Reported gross profit (a)	$1,411	$1,477
Mark-to-market (COGS) (b)	(12)	(7)
Restructuring and cost reduction activities (c)	(31)	(3)

Underlying gross profit (d)	$1,454	$1,487

Reported SGA	$944	$907
Restructuring and cost reduction activities (c)	(47)	(4)

Underlying SGA (d)	$897	$903

Reported operating profit	$467	$570
Mark-to-market (b)	(12)	(7)
Restructuring and cost reduction activities (c)	(78)	(7)

Underlying operating profit (d)	$557	$584

Year-to-date
(dollars in millions)	2014	2013
Reported gross profit (a)	$2,915	$2,870
Mark-to-market (COGS) (b)	104	(61)
Restructuring and cost reduction activities (c)	(56)	(11)

Underlying gross profit (d)	$2,867	$2,942

Reported SGA	$1,834	$1,797
Restructuring and cost reduction activities (c)	(76)	(9)

Underlying SGA (d)	$1,758	$1,788

Reported operating profit	$1,081	$1,073
Mark-to-market (b)	104	(61)
Restructuring and cost reduction activities (c)	(132)	(20)

Underlying operating profit (d)	$1,109	$1,154

(a)	Gross profit is equal to net sales less cost of goods sold.
(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2013 and 2012. These amounts have been recognized in the first quarter of 2014 and 2013, respectively. During the second quarter of 2014 and 2013, there were no pension mark-to-market adjustments recognized. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(c)	Costs incurred related primarily to the execution of Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. The 2013 periods presented have been recast to exclude all restructuring and cost reduction activities from underlying and comparable results. Previously, only costs associated with Project K were excluded from underlying and comparable results.
(d)	Underlying gross profit, underlying SGA, and underlying operating profit are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments and costs related to restructuring and cost reduction activities. We believe the use of this non-GAAP measures provides increased transparency and assists in understanding underlying operating performance.

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

Restructuring and cost reduction activities

We view continued spending on restructuring and cost reduction activities as part of our ongoing operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.

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

During the quarter ended June 28, 2014, the Company recorded total charges of $78 million across all restructuring and cost reduction activities. The charges were comprised of $31 million being recorded in cost of goods sold (COGS) and $47 million recorded in selling, general and administrative (SGA) expense. During the year-to-date period ended June 28, 2014, the Company recorded total charges of $132 million across all restructuring and cost reduction activities. The charges were comprised of $56 million being recorded in COGS and $76 million recorded in SGA expense.

During the quarter ended June 29, 2013 the Company recorded total charges of $7 million across all restructuring and cost reduction activities. The charges were comprised of $3 million being recorded in COGS and $4 million recorded in SGA expense. During the year-to-date period ended June 29, 2013 the Company recorded total charges of $20 million across all restructuring and cost reduction activities. The charges were comprised of $11 million being recorded in COGS and $9 million recorded in SGA expense.

The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarters and year-to-date periods ended June 28, 2014 and June 29, 2013 and program costs to date for programs currently active as of June 28, 2014.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014
Employee related costs	$35	$1	$52	$5	$161
Asset related costs	7	—	10	5	19
Asset Impairment	—	—	—	—	66
Other costs	36	6	70	10	128

Total	$78	$7	$132	$20	$374

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013	June 28, 2014
U.S. Morning Foods	$15	$2	$26	$5	$136
U.S. Snacks	3	3	10	6	37
U.S. Specialty	—	1	1	2	6
North America Other	6	1	9	1	21
Europe	28	—	40	—	67
Latin America	1	—	5	—	12
Asia Pacific	5	—	11	6	35
Corporate	20	—	30	—	60

Total	$78	$7	$132	$20	$374

For the quarter and year-to-date periods ended June 28, 2014 and June 29, 2013 employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

We currently anticipate that Project K will result in total pre-tax charges, once all phases are approved and implemented, of $1.2 to $1.4 billion, with after-tax cash costs, including incremental capital expenditures, estimated to be $900 million to $1.1 billion. Cash expenditures, after tax and including incremental capital, of approximately $101 million were incurred in the year-to-date period ended June 28, 2014. Future cash expenditures, as defined, are expected to be approximately $300 to $400 million in 2014 and the balance of $570 to $670 million thereafter. We currently expect the charges will consist of asset-related costs totaling $450 to $500 million which will consist primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs totaling $425 to $475 million which will include severance, pension and other termination benefits; and other costs totaling $325 to $425 million which will consist primarily of charges related to the design and implementation of global business capabilities. A significant portion of other costs are the result of the implementation of global business service centers which are intended to simplify and standardize business support processes.

We currently expect that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 17%), U.S. Snacks (approximately 10%), U.S. Specialty (approximately 1%), North America Other (approximately 3%), Europe (approximately 10%), Latin America (approximately 2%), Asia-Pacific (approximately 6%), and Corporate (approximately 51%). A majority of the costs impacting Corporate relate to additional initiatives to be executed after 2014 that are currently not fully defined. As the development of these initiatives is completed, we will update its estimated costs by reportable segment as needed.

We expect annual cost savings generated from Project K will be approximately $425 to $475 million by 2018, with approximately two-thirds of the cost savings to be realized in cost of goods sold. We realized $15 million of savings in 2013 and expect $60 to $70 million of savings in 2014, approximately 40% of which will come from cost of goods sold. Cost savings will be reinvested into the business through additional investments in advertising, in-store execution, and in the design and quality of our products. We will also invest in production capacity in developing and emerging markets, and in global category teams.

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

At June, 28, 2014 reserves for all restructuring and cost reduction activities are reflected in the table below. A substantial portion of these reserves will be paid out in 2014 and 2015 related to severance payments and other costs.

(millions)	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 28, 2013	$66	$—	$—	$12	$78
2014 restructuring charges	52	—	10	70	132
Cash payments	(15)	—	(3)	(70)	(88)
Non-cash charges and other	—	—	(7)	—	(7)

Liability as of June 28, 2014	$103	$—	$—	$12	$115

Interest expense

For the quarter and year-to-date period ended June 28, 2014, interest expense was $50 million and $102 million, respectively, as compared to the quarter and year-to-date period ended June 29, 2013 with interest expense of $61 million and $121 million, respectively. The decrease in interest expense from the prior year is due primarily to the repayment of debt replaced by a combination of lower yield debt and commercial paper.

For the full year 2014, we expect gross interest expense to be approximately $210-$220 million, compared to 2013’s full year interest expense of $235 million.

Income taxes

Our reported effective tax rates for the quarters ended June 28, 2014 and June 29, 2013 were 29.0% and 29.9%, respectively. Underlying effective tax rates for the quarters ended June 28, 2014 and June 29, 2013 were 28.7% and 29.9%, respectively. Refer to Note 8 within Notes to Consolidated Financial Statements for further information.

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

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
	June 28,	June 29,
(millions)	2014	2013
Net cash provided by (used in):
Operating activities	$654	$705
Investing activities	(226)	(239)
Financing activities	(408)	(480)
Effect of exchange rates on cash and cash equivalents	(3)	(5)

Net increase (decrease) in cash and cash equivalents	$17	$(19)

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the year-to-date period ended June 28, 2014 amounted to $654 million, a decrease of $51 million compared to the same period in 2013. The decrease compared to the prior year is primarily due to higher levels of trade receivables, partially offset by lower investments in inventories (excluding mark-to-market pension costs) and higher accounts payable and advertising and promotion liabilities. Net cash provided by operating activities for the year-to-date periods ended June 28, 2014 and June 29, 2013 were negatively impacted by $63 million and $11 million of after-tax Project K cash payments, respectively.

Our cash conversion cycle (defined as days of inventory, excluding inventoriable mark-to-market pensions costs, and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 30 days and 29 days for the 12 month periods ended June 28, 2014 and June 29, 2013, respectively. Compared with the 12 month period ended June 29, 2013, the 2014 cash conversion cycle was relatively consistent for inventory and trade payables with an unfavorable increase in trade receivables.

Our pension and other postretirement benefit plan contributions amounted to $37 million and $36 million for the year-to-date periods ended June 28, 2014 and June 29, 2013, respectively. For the full year 2014, we currently expect that our contributions to pension and other postretirement plans will total approximately $57 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Year-to-date period ended
(millions)	June 28, 2014	June 29, 2013	Change versus prior year
Net cash provided by operating activities	$654	$705	(7.2)%
Additions to properties	(226)	(238)
Cash flow	$428	$467	(8.4)%

For the full-year 2014, we are projecting cash flow (as defined) to be approximately $1.0 billion to $1.1 billion.

Investing activities

Our net cash used in investing activities, primarily consisting of additions to properties, for the year-to-date period ended June 28, 2014 amounted to $226 million compared to $239 million in the same period of 2013. For the full-year 2014, we project capital spending to be between 4% and 5% of net sales.

Financing activities

Our net cash used in financing activities for the year-to-date period ended June 28, 2014 amounted to $408 million compared to $480 million in the same period of 2013.

In March 2014, we retired an aggregate of $681 million of our 2020, 2022 and 2023 debt through a tender offer, which was primarily funded by commercial paper. In connection with the debt redemption, we incurred $1 million of interest expense, offset by $8 million of accelerated gains on interest rate hedges previously recorded in accumulated other comprehensive income, and recorded $5 million in Other Income, Expense (net), related to acceleration of deferred fees on the redeemed debt and fees related to the tender offer. These charges were included in cash flows for operating activities.

In May 2014, we issued Cdn. $300 million of long-term debt using the proceeds to retire Cdn. $300 million of long-term debt at maturity.

In May 2014, we issued €500 million of long-term debt using the proceeds for general corporate purposes, which included repayment of a portion of our commercial paper.

In February 2013, we issued long-term debt for net proceeds of approximately $645 million and in March 2013, retired $749 million of long-term debt at maturity.

In December 2012, our board of directors approved a $300 million share repurchase program for 2013. In April 2013, the board of directors approved a $1 billion share repurchase program expiring in April 2014. In February 2014, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. Actual repurchases could be different from our current expectations, as influenced by factors such as the impact of changes in our stock price and other competing priorities. In May 2013, we entered into an Accelerated Share Repurchase (ASR) Agreement with a financial institution counterparty and paid $355 million for the purchase of shares during the term of the Agreement which extended through August 2013. The total number of shares delivered upon settlement of the ASR was based upon the volume weighted average price of our company’s stock over the term of the Agreement. Total purchases in 2014 and 2013, including shares initially delivered under the ASR were 6 million shares for $329 million and 8 million shares for $508 million, respectively.

We paid cash dividends of $331 million in the year-to-date period ended June 28, 2014 compared to $320 million during the same period in 2013. The increase in dividends paid reflects our third quarter 2013 increase in the quarterly dividend to $.46 per common share, from the previous $.44 per common share. In July 2014, the board of directors declared a dividend of $.49 per common share, payable on September 15, 2014 to shareholders of record at the close of business on September 2, 2014. The dividend is consistent with our current plan to maintain our dividend pay-out between 40% and 50% of underlying net income.

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

Accounting standards to be adopted in future periods

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2)

identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. We will adopt the updated standard in the first quarter of 2017. We are currently evaluating the impact that implementing this ASU will have on our financial statements and disclosures, as well as whether we will use the retrospective or modified retrospective method of adoption.

Forward-looking statements

This Report contains “forward-looking statements” with projections concerning, among other things, the Company’s global growth and efficiency program (Project K), the integration of the Pringles® business, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; costs, charges, rates of return, asset write-offs and expenditures and costs related to productivity or efficiency initiatives; workforce reductions, savings, the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expects,” “believes,” “will,” “can,” “anticipates,” “projects,” “should,” “estimates,” “implies,” “forecasted,” or words or phrases of similar meaning. For example, forward-looking statements are found in Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:

•

the ability to implement Project K as planned, whether the expected amount of costs associated with Project K will differ from forecasts, whether the Company will be able to realize the anticipated benefits from Project K in the amounts and times expected;

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

Refer to disclosures contained within Item 7A of our 2013 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of June 28, 2014.

In February 2014, we entered into forward starting interest swaps with notional amounts totaling $690 million, as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt to fund the repayment of commercial paper and for general corporate purposes. These swaps were designated as cash flow hedges. These forward starting interest swaps were settled in May 2014 upon the related issuance of fixed rate debt. A resulting loss of $17 million was recorded in accumulated other comprehensive income (loss) and will be amortized as interest expense over the life of the related fixed rate debt. Refer to Note 5 within Notes to Consolidated Financial Statements for further information related to the fixed rate debt issuance.

In June 2014, we entered into forward starting interest swaps with notional amounts totaling $682 million, as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt to be used for general corporate purposes. These swaps were designated as cash flow hedges.

The total notional amount of interest rate swaps at June 28, 2014 was $3.1 billion, with a fair value of the related liability of $33 million. The total notional amount of interest rate swaps at December 28, 2013 was $2.4 billion, with a fair value of the related liability of $59 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased annual interest expense by approximately $37 million at June 28, 2014 and $35 million at December 28, 2013.

Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. In February 2013, the Venezuelan government announced a 46.5% devaluation of the official CADIVI (now named CENCOEX) exchange rate from 4.3 bolivars to 6.3 bolivars to the U.S. dollar. Additionally, the Transaction System for Foreign Currency Denominated Securities (SITME), used between May 2010 and January 2013 to translate our Venezuelan subsidiary’s financial statements to U.S. dollars, was eliminated. Accordingly, in February 2013 we began using the CENCOEX exchange rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollars and in the year-to-date period ended June 29, 2013, we recognized a $14 million charge as a result of the devaluation of the CENCOEX exchange rate. The CENCOEX exchange is restricted to some raw materials, finished goods, and machinery for sectors considered as national priorities, which is primarily food and medicines.

In March, 2013, the Venezuelan government announced a new auction-based currency transaction program referred to as SICAD1. SICAD1 allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions, with the minimum exchange rate to be offered being 6.3 bolivars to the U.S. dollar. As of June 28, 2014, the published SICAD1 rate offered was 10.6 bolivars to the U.S. dollar and availability of U.S. dollars at either exchange rate continues to be limited.

In January, 2014, the Venezuelan government announced the expansion of the SICAD1 auction program to prospective dividends and royalties and new profit margin controls. As our Venezuelan subsidiary declares dividends or pays royalties in the future, based on the availability of U.S. dollars exchanged under the SICAD1 program, the realized exchange losses on payments made in U.S. dollars would be recognized in earnings. On profit level controls, we continue to evaluate the announced measures and will look to protect net revenues and profitability.

In February 2014, the Venezuelan government announced plans to launch a third foreign exchange mechanism, known as SICAD2, which became operational on March 24, 2014. SICAD2 relies on U.S. dollar cash and U.S. dollar denominated bonds offered by the Venezuelan Central Bank, PDVSA (the national oil and gas company) and private companies. The Venezuelan government has indicated that all industry sectors will be able to access SICAD2 and its use will not be restricted as to purpose. As of June 28, 2014, the published SICAD2 rate was 50.0 bolivars to the U.S. dollar.

In light of the current difficult macroeconomic environment in Venezuela, we continue to monitor and actively manage our investment and exposures in Venezuela. Our Venezuelan business does not rely heavily on imports and when items are imported, they are largely exchanged at the CENCOEX rate. As of June 28, 2014, we translated our Venezuelan subsidiary’s financial statements to U.S. dollars using the CENCOEX exchange rate. We will continue to monitor local conditions, our continued ability to obtain U.S. dollars at the CENCOEX exchange rate, and the use, if applicable, of the

SICAD1 and SICAD2 mechanisms to determine the appropriate rate for translation. For the year-to-date period ended June 28, 2014, Venezuela represented approximately 2% of total net sales and 2% of total underlying operating profit. For the year-to-date period ended June 29, 2013, Venezuela represented approximately 1% of total net sales and 2% of total underlying operating profit. As of June 28, 2014, our net monetary assets denominated in the Venezuelan bolivar were $76 million in U.S. dollars applying the CENCOEX exchange rate. If the CENCOEX exchange rate were to devalue further or if the currently less favorable SICAD1 exchange rate were extended to apply to a greater portion of our net monetary assets in Venezuela, we could recognize a devaluation charge in earnings. The potential unfavorable fully diluted EPS impact of adopting the SICAD1 exchange rate, at the current rate of 10.6 bolivars to the U.S. dollar, would be approximately $.07 for the revaluation of our net monetary assets denominated in the Venezuelan bolivar at June 28, 2014, and approximately $.02 for the translation of after-tax operating profit during the remainder of 2014. We continue to monitor the currency developments in Venezuela and take protective measures against currency devaluation such as converting monetary assets into non-monetary assets which we can use in our business.

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

As of June 28, 2014, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
3/30/14-4/26/14	—	$0.00	—	$1,438

Month #2:
4/27/14-5/24/14	0.1	$67.59	0.1	$1,430

Month #3:
5/25/14-6/28/14	—	$0.00	—	$1,430

Total	0.1	$67.59	0.1

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

Date: August 4, 2014

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