Form 10-Q
period 2014-09-27
KELLOGG CO
filed 2014-11-04
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

Yes  ☐    No  ☒

Common Stock outstanding as of October 25, 2014 — 355,033,895 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	September 27, 2014 (unaudited)	December 28, 2013 *
Current assets
Cash and cash equivalents	$426	$273
Accounts receivable, net	1,565	1,424
Inventories:
Raw materials and supplies	348	319
Finished goods and materials in process	860	929
Deferred income taxes	207	195
Other prepaid assets	166	127

Total current assets	3,572	3,267

Property, net of accumulated depreciation of $5,717 and $5,501	3,790	3,856
Goodwill	5,021	5,051
Other intangibles, net of accumulated amortization of $40 and $34	2,327	2,367
Pension	512	419
Other assets	550	514

Total assets	$15,772	$15,474

Current liabilities
Current maturities of long-term debt	$607	$289
Notes payable	1,079	739
Accounts payable	1,466	1,432
Accrued advertising and promotion	497	476
Accrued income taxes	56	69
Accrued salaries and wages	293	327
Other current liabilities	664	503

Total current liabilities	4,662	3,835

Long-term debt	5,963	6,330
Deferred income taxes	943	928
Pension liability	267	277
Nonpension postretirement benefits	62	68
Other liabilities	430	429

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	656	626
Retained earnings	7,161	6,749
Treasury stock, at cost	(3,523)	(2,999)
Accumulated other comprehensive income (loss)	(1,016)	(936)

Total Kellogg Company equity	3,383	3,545

Noncontrolling interests	62	62

Total equity	3,445	3,607

Total liabilities and equity	$15,772	$15,474

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended		Year-to-date period ended
	September 27,	September 28,	September 27,	September 28,
(Results are unaudited)	2014	2013	2014	2013
Net sales	$3,639	$3,716	$11,066	$11,291

Cost of goods sold	2,347	2,266	6,859	6,971
Selling, general and administrative expense	927	946	2,761	2,743

Operating profit	365	504	1,446	1,577

Interest expense	54	56	156	177
Other income (expense), net	1	4	14	(8)

Income before income taxes	312	452	1,304	1,392
Income taxes	86	124	373	398
Earnings (loss) from joint ventures	(1)	(2)	(5)	(5)

Net income	$225	$326	$926	$989

Net income (loss) attributable to noncontrolling interests	1	—	1	—

Net income attributable to Kellogg Company	$224	$326	$925	$989

Per share amounts:
Basic	$0.63	$0.90	$2.58	$2.72
Diluted	$0.62	$0.90	$2.56	$2.70

Dividends per share	$0.49	$0.46	$1.41	$1.34

Average shares outstanding:
Basic	358	362	359	363

Diluted	360	364	361	366

Actual shares outstanding at period end			355	362

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions)

	Quarter ended September 27, 2014			Year-to-date period ended September 27, 2014
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$225			$926
Other comprehensive income (loss):
Foreign currency translation adjustments	$(87)	$(17)	(104)	$(54)	$(17)	(71)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(2)	4	2	(26)	11	(15)
Reclassification to net income	—	—	—	(11)	3	(8)
Postretirement and postemployment benefits:
Amounts arising during the period:
Prior service credit (cost)	19	(7)	12	10	(4)	6
Reclassification to net income:
Net experience loss	1	—	1	3	—	3
Prior service cost	2	(1)	1	8	(3)	5

Other comprehensive income (loss)	$(67)	$(21)	$(88)	$(70)	$(10)	$(80)

Comprehensive income			$137			$846

	Quarter ended September 28, 2013			Year-to-date period ended September 28, 2013
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$326			$989
Other comprehensive income (loss):
Foreign currency translation adjustments	$63	$—	63	$(28)	$—	(28)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(7)	3	(4)	5	—	5
Reclassification to net income	(2)	—	(2)	(4)	—	(4)
Postretirement and postemployment benefits:
Amounts arising during the period:			—
Prior service credit (cost)	(1)	—	(1)	(1)	—	(1)
Reclassification to net income:
Net experience loss	1	—	1	4	—	4
Prior service cost	4	(1)	3	10	(3)	7

Other comprehensive income (loss)	$58	$2	$60	$(14)	$(3)	$(17)

Comprehensive income			$386			$972

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
(unaudited)	shares	amount			shares	amount
Balance, December 29, 2012	420	$105	$573	$5,615	58	$(2,943)	$(946)	$2,404	$61	$2,465
Common stock repurchases					9	(544)		(544)		(544)
Net income				1,807				1,807	1	1,808	$1,808
Dividends				(653)				(653)		(653)
Other comprehensive loss							10	10		10	10
Stock compensation			28					28		28
Stock options exercised and other			25	(20)	(10)	488		493		493

Balance, December 28, 2013	420	$105	$626	$6,749	57	$(2,999)	$(936)	$3,545	$62	$3,607	$1,818
Common stock repurchases					11	(690)		(690)		(690)
Net income				925				925	1	926	926
Dividends				(505)				(505)	(1)	(506)
Other comprehensive income							(80)	(80)		(80)	(80)
Stock compensation			21					21		21
Stock options exercised and other			9	(8)	(3)	166		167		167

Balance, September 27, 2014	420	$105	$656	$7,161	65	$(3,523)	$(1,016)	$3,383	$62	$3,445	$846

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Year-to-date period ended
	September 27,	September 28,
(unaudited)	2014	2013
Operating activities
Net income	$926	$989
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	375	340
Postretirement benefit plan expense (benefit)	(73)	(10)
Deferred income taxes	2	(27)
Other	—	73
Postretirement benefit plan contributions	(44)	(42)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(122)	(113)
Inventories	40	52
Accounts payable	34	(2)
Accrued income taxes	19	52
Accrued interest expense	48	33
Accrued and prepaid advertising, promotion and trade allowances	10	(4)
Accrued salaries and wages	(33)	(9)
All other current assets and liabilities	(5)	57

Net cash provided by (used in) operating activities	1,177	1,389

Investing activities
Additions to properties	(355)	(363)
Other	7	(1)

Net cash provided by (used in) investing activities	(348)	(364)

Financing activities
Net issuances (reductions) of notes payable	339	(309)
Issuances of long-term debt	952	645
Reductions of long-term debt	(959)	(761)
Net issuances of common stock	164	450
Common stock repurchases	(690)	(544)
Cash dividends	(506)	(486)
Other	12	23

Net cash provided by (used in) financing activities	(688)	(982)

Effect of exchange rate changes on cash and cash equivalents	12	(24)

Increase (decrease) in cash and cash equivalents	153	19
Cash and cash equivalents at beginning of period	273	281

Cash and cash equivalents at end of period	$426	$300

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended September 27, 2014 (unaudited)

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

The condensed balance sheet data at December 28, 2013 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended September 27, 2014 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable

Beginning in 2014, the Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to monitor, and if elected, sell to designated third-party financial institutions, payment obligations of the Company. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into this agreement is to capture overall supplier savings, in the form of pricing, payment terms or vendor funding, created by facilitating suppliers’ ability to sell receivables, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under this arrangement. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of September 27, 2014, $188 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $139 million of those payment obligations to participating financial institutions.

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

Note 2 Goodwill and other intangible assets

Changes in the carrying amount of goodwill for the year-to-date period ended September 27, 2014, are presented in the following table:

Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 28, 2013	$133	$3,779	$82	$278	$452	$89	$238	$5,051
Currency translation adjustment	—	—	—	(2)	(26)	(1)	(1)	(30)
September 27, 2014	$133	$3,779	$82	$276	$426	$88	$237	$5,021

Intangible assets subject to amortization

(millions)

Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 28, 2013*	$8	$65	$—	$5	$42	$6	$10	$136
Currency translation adjustment	—	—	—	—	(2)	—	—	(2)

September 27, 2014	$8	$65	$—	$5	$40	$6	$10	$134

Accumulated Amortization

December 28, 2013*	$8	$11	$—	$4	$4	$6	$1	$34
Amortization	—	4	—	—	2	—	—	6
September 27, 2014	$8	$15	$—	$4	$6	$6	$1	$40

Intangible assets subject to amortization, net

December 28, 2013	$—	$54	$—	$1	$38	$—	$9	$102
Currency translation adjustment	—	—	—	—	(2)	—	—	(2)
Amortization	—	(4)	—	—	(2)	—	—	(6)
September 27, 2014	$—	$50	$—	$1	$34	$—	$9	$94

* Certain fully amortized intangible assets which were no longer utilized by the Company have been written off and revised in the prior period presentation. The impact to reporting segments are as follows (millions): U.S. Morning Foods - $20; U.S. Snacks - $5; Europe - $2; and Latin America - $1.

For intangible assets in the preceding table, amortization was $6 million for both the year-to-date periods ended September 27, 2014 and September 28, 2013. The currently estimated aggregate annual amortization expense for full-year 2014 and each of the four succeeding fiscal years is approximately $9 million.

Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated

December 28, 2013	$63	$1,625	$—	$95	$482	$—	$—	$2,265
Currency translation adjustment	—	—	—	—	(32)	—	—	(32)

September 27, 2014	$63	$1,625	$—	$95	$450	$—	$—	$2,233

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

During the quarter ended September 27, 2014, the Company recorded total charges of $92 million across all restructuring and cost reduction activities. The charges were comprised of $64 million being recorded in cost of goods sold (COGS) and $28 million recorded in selling, general and administrative (SGA) expense. During the year-to-date period ended September 27, 2014, the Company recorded total charges of $224 million across all restructuring and cost reduction activities. The charges were comprised of $120 million being recorded in COGS and $104 million recorded in SGA expense.

During the quarter ended September 28, 2013 the Company recorded total charges of $29 million across all restructuring and cost reduction activities. The charges were comprised of $12 million being recorded in COGS and $17 million recorded in SGA expense. During the year-to-date period ended September 28, 2013 the Company recorded total charges of $49 million across all restructuring and cost reduction activities. The charges were comprised of $23 million being recorded in COGS and $26 million recorded in SGA expense.

The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarters and year-to-date periods ended September 27, 2014 and September 28, 2013 and program costs to date for programs currently active as of September 27, 2014.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	September 27, 2014
Employee related costs	$22	$12	$74	$17	$183
Asset related costs	6	—	16	5	25
Asset Impairment	21	—	21	—	87
Other costs	43	17	113	27	163

Total	$92	$29	$224	$49	$458

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	September 27, 2014
U.S. Morning Foods	$15	$7	$41	$12	$151
U.S. Snacks	32	4	42	10	69
U.S. Specialty	1	1	2	3	7
North America Other	2	—	11	1	23
Europe	23	6	63	6	82
Latin America	1	3	6	3	13
Asia Pacific	11	1	22	7	46
Corporate	7	7	37	7	67

Total	$92	$29	$224	$49	$458

For the quarter and year-to-date periods ended September 27, 2014, and September 28, 2013, employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

The Company currently anticipates that Project K will result in total pre-tax charges, once all phases are approved and implemented, of $1.2 to $1.4 billion, with after-tax cash costs, including incremental capital expenditures, estimated to be $900 million to $1.1 billion. The Company currently expects the charges will consist of asset-related costs totaling $450 to $500 million which will consist primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs totaling $425 to $475 million which will include severance, pension and other termination benefits; and other costs totaling $325 to $425 million which will consist primarily of charges related to the design and implementation of global business capabilities. A significant portion of other costs are the result of the implementation of global business service centers which are intended to simplify and standardize business support processes. Costs incurred to date related to Project K through September 27, 2014 totaled $419 million.

The Company currently expects that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 17%), U.S. Snacks (approximately 10%), U.S. Specialty (approximately 1%), North America Other (approximately 3%), Europe (approximately 12%), Latin America (approximately 3%), Asia-Pacific (approximately 6%), and Corporate (approximately 48%). A majority of the costs impacting Corporate relate to additional initiatives to be executed after 2014 that are currently not fully defined. As the development of these initiatives is completed, the Company will update its estimated costs by reportable segment as needed.

At September 27, 2014 reserves for all restructuring and cost reduction activities are reflected in the table below. A substantial portion of these reserves will be paid out in 2014 and 2015 related to severance payments and other costs.

(millions)	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 28, 2013	$66	$—	$—	$12	$78
2014 restructuring charges	74	21	16	113	224
Cash payments	(40)	—	(7)	(116)	(163)
Non-cash charges and other	12	(21)	(9)	—	(18)

Liability as of September 27, 2014	$112	$—	$—	$9	$121

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following tables. There were zero and 5 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended September 27, 2014, respectively. There were 6 million and 5 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended September 28, 2013, respectively.

Quarters ended September 27, 2014 and September 28, 2013:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2014
Basic	$224	358	$0.63
Dilutive potential common shares		2	(0.01)
Diluted	$224	360	$0.62

2013
Basic	$326	362	$0.90
Dilutive potential common shares		2	—

Diluted	$326	364	$0.90

Year-to-date periods ended September 27, 2014 and September 28, 2013:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2014
Basic	$925	359	$2.58
Dilutive potential common shares		2	(0.02)
Diluted	$925	361	$2.56

2013
Basic	$989	363	$2.72
Dilutive potential common shares		3	(0.02)

Diluted	$989	366	$2.70

In February 2014, the Company’s board of directors approved a share repurchase program authorizing the repurchase of up to $1.5 billion of common stock through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.

During the year-to-date period ended September 27, 2014, the Company repurchased approximately 11 million shares of common stock for a total of $690 million. During the year-to-date period ended September 28, 2013, the Company repurchased approximately 9 million shares of common stock for a total of $544 million.

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

Prior service credits arising during the period resulted from a change in post-retirement benefits provided to certain employees.

	Quarter ended September 27, 2014			Year-to-date period ended September 27, 2014
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$225			$926
Other comprehensive income (loss):
Foreign currency translation adjustments	$(87)	$(17)	(104)	$(54)	$(17)	(71)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(2)	4	2	(26)	11	(15)
Reclassification to net income	—	—	—	(11)	3	(8)
Postretirement and postemployment benefits:
Amounts arising during the period:
Prior service credit (cost)	19	(7)	12	10	(4)	6
Reclassification to net income:
Net experience loss	1	—	1	3	—	3
Prior service cost	2	(1)	1	8	(3)	5

Other comprehensive income (loss)	$(67)	$(21)	$(88)	$(70)	$(10)	$(80)

Comprehensive income			$137			$846

	Quarter ended September 28, 2013			Year-to-date period ended September 28, 2013
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$326			$989
Other comprehensive income (loss):
Foreign currency translation adjustments	$63	$—	63	$(28)	$—	(28)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(7)	3	(4)	5	—	5
Reclassification to net income	(2)	—	(2)	(4)	—	(4)
Postretirement and postemployment benefits:
Amounts arising during the period:			—
Prior service credit (cost)	(1)	—	(1)	(1)	—	(1)
Reclassification to net income:
Net experience loss	1	—	1	4	—	4
Prior service cost	4	(1)	3	10	(3)	7

Other comprehensive income (loss)	$58	$2	$60	$(14)	$(3)	$(17)

Comprehensive income			$386			$972

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) for the quarter and year-to-date periods ended September 27, 2014 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended September 27, 2014	Year-to-date period ended September 27, 2014
(Gain)loss on cash flow hedges:
Foreign currency exchange contracts	$—	$(2)	COGS
Foreign currency exchange contracts	(2)	(5)	SGA
Interest rate contracts	—	(9)	Interest expense
Commodity contracts	2	5	COGS

	$—	$(11)	Total before tax
	—	3	Tax (expense) benefit

	$—	$(8)	Net of tax

Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$3	See Note 7 for further details
Prior service cost	2	8	See Note 7 for further details

	$3	$11	Total before tax
	(1)	(3)	Tax (expense) benefit

	$2	$8	Net of tax

Total reclassifications	$2	$—	Net of tax

Reclassifications out of AOCI for the quarter and year-to-date periods ended September 28, 2013 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended September 28, 2013	Year-to-date period ended September 28, 2013
(Gain) loss on cash flow hedges:
Foreign currency exchange contracts	$(2)	$(7)	COGS
Foreign currency exchange contracts	(1)	(1)	SGA
Interest rate contracts	(1)	(3)	Interest expense
Commodity contracts	2	7	COGS

	$(2)	$(4)	Total before tax
	—	—	Tax (expense) benefit

	$(2)	$(4)	Net of tax

Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$4	See Note 7 for further details
Prior service cost	4	10	See Note 7 for further details

	$5	$14	Total before tax
	(1)	(3)	Tax (expense) benefit

	$4	$11	Net of tax

Total reclassifications	$2	$7	Net of tax

Accumulated other comprehensive income (loss) as of September 27, 2014 and December 28, 2013 consisted of the following:

(millions)	September 27, 2014	December 28, 2013
Foreign currency translation adjustments	$(927)	$(856)
Cash flow hedges — unrealized net gain (loss)	(22)	1
Postretirement and postemployment benefits:
Net experience loss	(12)	(15)
Prior service cost	(55)	(66)

Total accumulated other comprehensive income (loss)	$(1,016)	$(936)

Note 5 Debt

The following table presents the components of notes payable at September 27, 2014 and December 28, 2013:

	September 27, 2014		December 28, 2013
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$644	0.19%	$249	0.22%
Europe commercial paper	313	0.18	437	0.23
Bank borrowings	122		53

Total	$1,079		$739

In the third quarter of 2014, the Company terminated interest rate swaps with notional amounts totaling $500 million, which were designated as fair value hedges of its 1.875% fixed rate U.S. Dollar Notes due 2016. The interest rate swaps effectively converted the interest rate on the Notes from fixed to variable and the unrealized loss upon termination of $2 million will be amortized to interest expense over the remaining term of the Notes.

In May 2014, the Company issued €500 million (approximately $636 million USD at September 27, 2014, which reflects the discount and translation adjustments) of seven-year 1.75% Euro Notes due 2021, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued.

In May 2014, the Company issued Cdn. $300 million (approximately $271 million USD at September 27, 2014, which reflects the discount and translation adjustments) of three-year 2.05% Canadian Dollar Notes due 2017, using the proceeds from these Notes, together with cash on hand, to repay the Company’s Cdn. $300 million, 2.10% Notes due May 22, 2014 at maturity. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

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

The Company has entered into interest rate swaps with notional amounts totaling $2.4 billion, which effectively converts a portion of the associated U.S. Dollar Notes from fixed rate to floating rate obligations. These derivative instruments are designated as fair value hedges. The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of September 27, 2014 were as follows: (a) seven-year 4.45% U.S. Dollar Notes due 2016 – 3.42%; (b) five-year 1.875% U.S. Dollar Notes due 2016 – 1.58%; (c) five-year 1.75% U.S. Dollar Notes due 2017 - 1.32%; (d) seven-year 3.25% U.S. Dollar Notes due 2018 – 1.84%; (e) ten-year 4.15% U.S. Dollar Notes due 2019 - 2.71%; (f) ten-year 4.00% U.S. Dollar Notes due 2020 - 2.09%; (g) ten-year 3.125% U.S. Dollar Notes due 2022 - 1.32%.

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

The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended		Year-to-date period ended
(millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Pre-tax compensation expense	$3	$10	$31	$31

Related income tax benefit	$1	$4	$11	$12

As of September 27, 2014, total stock-based compensation cost related to non-vested awards not yet recognized was $51 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the year-to-date periods ended September 27, 2014 and September 28, 2013, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2013 Annual Report on Form 10-K.

Year-to-date period ended September 27, 2014:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
Employee and director stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	20	$54
Granted	6	60
Exercised	(3)	50
Forfeitures and expirations	(1)	58

Outstanding, end of period	22	$56	7.3	$132

Exercisable, end of period	11	$52	5.8	$102

Year-to-date period ended September 28, 2013:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
Employee and director stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	25	$50
Granted	6	60
Exercised	(10)	48
Forfeitures and expirations	(1)	55

Outstanding, end of period	20	$53	7.2	$111

Exercisable, end of period	10	$50	5.5	$88

The weighted-average fair value of options granted was $6.70 per share and $5.92 per share for the year-to-date periods ended September 27, 2014 and September 28, 2013, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended September 27, 2014:	15%	7.34	2.35%	3.00%
Grants within the year-to-date period ended September 28, 2013:	15%	7.44	1.49%	2.90%

The total intrinsic value of options exercised was $44 million and $133 million for the year-to-date periods ended September 27, 2014 and September 28, 2013, respectively.

Performance shares

In the first quarter of 2014, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year operating profit and internal net sales growth targets are achieved.

The 2014 target grant currently corresponds to approximately 223,000 shares, with a grant-date fair value of $54 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at September 27, 2014, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	September 27, 2014
2012 Award	$22
2013 Award	$24
2014 Award	$28

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

Pension

	Quarter ended		Year-to-date period ended
(millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$27	$33	$80	$101
Interest cost	56	51	169	151
Expected return on plan assets	(104)	(90)	(313)	(269)
Amortization of unrecognized prior service cost	3	4	10	12

Total pension expense (income)	$(18)	$(2)	$(54)	$(5)

Other nonpension postretirement
	Quarter ended		Year-to-date period ended
(millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$7	$8	$21	$25
Interest cost	13	13	40	37
Expected return on plan assets	(24)	(21)	(73)	(65)
Amortization of unrecognized prior service cost	(1)	—	(2)	(2)
Recognized net loss	7	—	7	—
Curtailment gain	(12)	—	(12)	—

Total postretirement benefit expense (income)	$(10)	$—	$(19)	$(5)

Postemployment
	Quarter ended		Year-to-date period ended
(millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$2	$2	$6	$5
Interest cost	1	1	3	3
Recognized net loss	1	1	3	4

Total postemployment benefit expense	$4	$4	$12	$12

During the quarter ended September 27, 2014, the Company recognized a curtailment gain of $12 million in conjunction with Project K restructuring activity. In addition, the Company remeasured the benefit obligation for the impacted other nonpension postretirement plan. The remeasurement resulted in a mark-to-market loss of $7 million primarily due to a lower discount rate.

Company contributions to employee benefit plans are summarized as follows:

		Nonpension
(millions)	Pension	postretirement	Total
Quarter ended:
September 27, 2014	$5	$2	$7
September 28, 2013	$2	$4	$6

Year-to-date period ended:
September 27, 2014	$34	$10	$44
September 28, 2013	$30	$12	$42

Full year:
Fiscal year 2014 (projected)	$43	$14	$57
Fiscal year 2013 (actual)	$34	$14	$48

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 8 Income taxes

The consolidated effective tax rate for the quarters ended September 27, 2014 and September 28, 2013 were 27.7% and 27.4%, respectively. The consolidated effective tax rate for both year-to-date periods ended September 27, 2014 and September 28, 2013 was 28.6%.

As of September 27, 2014, the Company classified $6 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the current liability balance which is expected to be settled within one year, offset by approximately $8 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended September 27, 2014; $61 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 28, 2013	$79
Tax positions related to current year:
Additions	7
Reductions	—
Tax positions related to prior years:
Additions	6
Reductions	(9)
Settlements	1

September 27, 2014	$84

For the year-to-date period ended September 27, 2014 the Company recognized an increase of $3 million for tax-related interest and penalties. The Company recognized no cash settlements during the current quarter. The accrual balance was $20 million at September 27, 2014.

Note 9 Derivative instruments and fair value measurements

The Company is exposed to certain market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices, which exist as a part of its ongoing business operations. Management uses derivative and non-derivative financial instruments and commodity instruments, including futures, options, and swaps, where appropriate, to manage these risks. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged.

The Company designates derivatives as cash flow hedges, fair value hedges, net investment hedges, and uses other contracts to reduce volatility in interest rates, foreign currency and commodities. As a matter of policy, the Company does not engage in trading or speculative hedging transactions.

Total notional amounts of the Company’s derivative instruments as of September 27, 2014 and December 28, 2013 were as follows:

	September 27,	December 28,
(millions)	2014	2013
Foreign currency exchange contracts	$735	$517
Interest rate contracts	2,997	2,400
Commodity contracts	519	361

Total	$4,251	$3,278

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at September 27, 2014 and December 28, 2013, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of September 27, 2014 or December 28, 2013.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of September 27, 2014 and December 28, 2013:

Derivatives designated as hedging instruments

	September 27, 2014			December 28, 2013
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$14	$14	$—	$7	$7

Total assets	$—	$14	$14	$—	$7	$7

Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(6)	$(6)	$—	$(8)	$(8)
Interest rate contracts:
Other current liabilities	—	(25)	(25)	—	—	—
Other liabilities (a)	—	(38)	(38)	—	(59)	(59)
Commodity contracts:
Other current liabilities	—	(10)	(10)	—	(9)	(9)
Other liabilities	—	(12)	(12)	—	(19)	(19)

Total liabilities	$—	$(91)	$(91)	$—	$(95)	$(95)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.5 billion as of September 27, 2014 and December 28, 2013.

Derivatives not designated as hedging instruments

	September 27, 2014			December 28, 2013
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Commodity contracts:
Other prepaid assets	$—	$—	$—	$3	$—	$3

Total assets	$—	$—	$—	$3	$—	$3

Liabilities:
Commodity contracts:
Other current liabilities	$(35)	$—	$(35)	$(7)	$—	$(7)

Total liabilities	$(35)	$—	$(35)	$(7)	$—	$(7)

During the second quarter of 2014, the Company designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries foreign currency denominated net assets. The carrying value of this debt was $639 million as of September 27, 2014.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of September 27, 2014 and December 28, 2013 would be adjusted as detailed in the following table:

As of September 27, 2014:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$14	$(11)	$—	$3
Total liability derivatives	$(126)	$11	$64	$(51)

As of December 28, 2013:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$10	$(10)	$—	$—
Total liability derivatives	$(102)	$10	$21	$(71)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended September 27, 2014 and September 28, 2013 was as follows:

Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		Sep. 27,	Sep. 28,
		2014	2013
Foreign currency exchange contracts	Other income (expense), net	$1	$(1)
Interest rate contracts	Interest expense	4	(3)

Total		$5	$(4)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	Sep. 27, 2014	Sep. 28, 2013		Sep. 27, 2014	Sep. 28, 2013		Sep. 27, 2014	Sep. 28, 2013
Foreign currency exchange contracts	$16	$(4)	COGS	$—	$2	Other income (expense), net	$(1)	$—
Foreign currency exchange contracts	3	(3)	SGA expense	2	1	Other income (expense), net	—	—
Interest rate contracts	(20)	—	Interest expense	—	1	N/A	—	—
Commodity contracts	(1)	—	COGS	(2)	(2)	Other income (expense), net	—	—

Total	$(2)	$(7)		$—	$2		$(1)	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives and non-derivatives in net investment hedging relationships

(millions)		Gain (loss) recognized in AOCI
		Sep. 27,	Sep. 28,
		2014	2013
Foreign currency denominated long-term debt		$42	$—

Total		$42	$—

Derivatives not designated as hedging instruments
(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		Sep. 27,	Sep. 28,
		2014	2013
Foreign currency exchange contracts	Other income (expense), net	$1	$1
Commodity contracts	COGS	(61)	(2)

Total		$(60)	$(1)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended September 27, 2014 and September 28, 2013 were as follows:

Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income(a)
		Sep. 27,	Sep. 28,
		2014	2013
Foreign currency exchange contracts	Other income (expense), net	$3	$2
Interest rate contracts	Interest expense	13	(2)

Total		$16	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income(a)
	Sep. 27,	Sep. 28,		Sep. 27,	Sep. 28,		Sep. 27,	Sep. 28,
	2014	2013		2014	2013		2014	2013
Foreign currency exchange contracts	$13	$8	COGS	$2	$7	Other income (expense), net	$(3)	$—
Foreign currency exchange contracts	4	(2)	SGA expense	5	1	Other income (expense), net	—	—
Interest rate contracts	(43)	—	Interest expense	9	3	N/A	—	—
Commodity contracts	—	(1)	COGS	(5)	(7)	Other income (expense), net	—	—

Total	$(26)	$5		$11	$4		$(3)	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	Sep. 27,	Sep. 28,
	2014	2013
Foreign currency denominated long-term debt	$47	$—

Total	$47	$—

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		Sep. 27,	Sep. 28,
		2014	2013
Foreign currency exchange contracts	COGS	$—	$2
Foreign currency exchange contracts	Other income (expense), net	(1)	—
Interest rate contracts	Interest expense	(4)	—
Commodity contracts	COGS	(66)	(26)

Total		$(71)	$(24)

During the next 12 months, the Company expects $2 million of net deferred losses reported in AOCI at September 27, 2014 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on September 27, 2014 was $79 million. If the credit-risk-related contingent features were triggered as of September 27, 2014, the Company would be required to post additional collateral of $64 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of September 27, 2014 triggered by credit-risk-related contingent features, however, there was $15 million of collateral posted in connection with reciprocal collateralization agreements as discussed under “Counterparty credit risk concentration and collateral requirements” below.

Fair Value Measurements on a Nonrecurring Basis

As part of Project K the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. See Note 3 for more information regarding Project K.

In the quarter ended September 27, 2014, long-lived assets of $24 million, related to a manufacturing facility in our U.S. Snacks segment, were written down to an estimated fair value of $3 million due to Project K activities. The Company’s calculation of the fair value of long-lived assets is based on Level 3 inputs, including market comparables, market trends and the condition of the assets.

The following table presents level 3 assets that were measured at fair value on the Consolidated Balance Sheet on a nonrecurring basis as of September 27, 2014:

(millions)	Fair Value	Total Loss
Description:
Long-lived assets	$3	$(21)

Total	$3	$(21)

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at September 27, 2014:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$607	$607
Long-term debt	6,471	5,963

Total	$7,078	$6,570

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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of September 27, 2014, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of September 27, 2014 the Company had posted collateral of $15 million in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet. As of September 27, 2014 the Company posted $49 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 27% of consolidated trade receivables at September 27, 2014.

Note 10 Contingencies

In connection with the Company’s on-going labor negotiations with the union representing the work-force at our Memphis, TN cereal production facility, the National Labor Relations Board filed a complaint alleging unfair labor practices under the National Labor Relations Act in March 2014. In July, 2014, a U.S. District Court judge ruled that the Memphis employees were entitled to return to work while the underlying litigation continues and employees have subsequently returned to work. This ruling is not expected to have a material effect on the production or distribution of products from the Memphis, TN facility or a material financial impact on the Company. As of September 27, 2014, the Company has not recorded a liability related to this matter due to the uncertainty of any potential outcome. The Company will continue to evaluate the likelihood of potential outcomes for this case as the litigation continues.

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

	Quarter ended		Year-to-date period ended
	September 27,	September 28,	September 27,	September 28,
(millions)	2014	2013	2014	2013
Net sales
U.S. Morning Foods	$841	$883	$2,522	$2,657
U.S. Snacks	849	886	2,645	2,704
U.S. Specialty	270	281	918	932
North America Other	369	382	1,111	1,173
Europe	726	729	2,206	2,144
Latin America	320	302	918	914
Asia Pacific	264	253	746	767

Consolidated	$3,639	$3,716	$11,066	$11,291

Operating profit
U.S. Morning Foods	$118	$132	$389	$475
U.S. Snacks	67	105	292	341
U.S. Specialty	59	70	209	210
North America Other	58	70	192	223
Europe	61	74	181	220
Latin America	50	39	145	129
Asia Pacific	16	25	32	63

Total Reportable Segments	429	515	1,440	1,661
Corporate	(64)	(11)	6	(84)

Consolidated	$365	$504	$1,446	$1,577

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

We manage our operations through eight operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. We report results of operations in the following reportable segments: U.S. Morning Foods; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. The reportable segments are discussed in greater detail in Note 11 within Notes to Consolidated Financial Statements.

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

Financial results

For the quarter ended September 27, 2014, our reported net sales declined by 2.1% and internal net sales declined by 1.7%. We experienced internal net sales declines in U.S. Morning Foods, U.S. Snacks, U.S. Specialty, North America Other, and Europe. Internal net sales grew in Latin America and Asia Pacific. Reported operating profit declined by 27.5%, and underlying internal operating profit declined by 1.8%. The decline in underlying internal operating profit was driven by softer sales primarily in U.S. Morning Foods, U.S. Snacks, and U.S. Specialty. This was partially offset by net cost deflation, continued discipline in overhead control, reduced incentive compensation to align with performance, and slightly lower investment in brand-building.

Reported diluted EPS of $.62 for the quarter was down 31.1% compared to the prior year of $.90. Comparable diluted EPS of $.94 for the quarter was down 3.1% compared to the prior year of $.97.

As a result of 2014 incentive compensation being reduced in the current quarter to align with performance and the anticipated re-establishment of usual incentive compensation levels in 2015, we expect that increased incentive compensation will result in a 2%-3% headwind for full-year results in 2015.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended

Consolidated results	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Reported operating profit	$365	$504	$1,446	$1,577
Mark-to-market (a)	(66)	2	38	(59)
Restructuring and cost reduction activities (b)	(92)	(29)	(224)	(49)

Underlying operating profit (c)	$523	$531	$1,632	$1,685

Reported income taxes	$86	$124	$373	$398
Mark-to-market (a)	(25)	—	7	(19)
Restructuring and cost reduction activities (b)	(24)	(8)	(62)	(15)

Underlying income taxes (c)	$135	$132	$428	$432

Reported effective income tax rate	27.7%	27.4%	28.6%	28.6%
Mark-to-market (a)	(1.3)%	—	(0.3)%	(0.2)%
Restructuring and cost reduction activities (b)	0.5%	(0.3)%	0.2%	0.0%

Underlying effective income tax rate (c)	28.5%	27.7%	28.7%	28.8%

Reported net income attributable to Kellogg Company	$225	$326	$926	$989
Mark-to-market (a)	(41)	2	31	(40)
Restructuring and cost reduction activities (b)	(68)	(21)	(162)	(34)

Underlying net income attributable to Kellogg Company (c)	$334	$345	$1,057	$1,063

Reported basic EPS	$0.63	$0.90	$2.58	$2.72
Mark-to-market (a)	(0.11)	—	0.09	(0.12)
Pringles integration costs	(0.02)	(0.02)	(0.05)	(0.09)
Restructuring and cost reduction activities (b)	(0.19)	(0.05)	(0.45)	(0.09)

Comparable basic EPS (d)	$0.95	$0.97	$2.99	$3.02
Comparable basic EPS growth (d)	(2.1)%	2.1%	(1.0)%	1.3%

Reported diluted EPS	$0.62	$0.90	$2.56	$2.70
Mark-to-market (a)	(0.11)	—	0.08	(0.12)
Pringles integration costs	(0.02)	(0.02)	(0.05)	(0.09)
Restructuring and cost reduction activities (b)	(0.19)	(0.05)	(0.45)	(0.09)

Comparable diluted EPS (d)	$0.94	$0.97	$2.98	$3.00
Comparable diluted EPS growth (d)	(3.1)%	2.1%	(0.7)%	1.0%

(a)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2013 and 2012. These amounts have been recognized in the first quarter of 2014 and 2013, respectively. During the third quarter of 2014, we remeasured the benefit obligation for an impacted other nonpension postretirement plan. The remeasurement resulted in a mark-to-market loss of $7 million primarily due to a lower discount rate. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(b)	Costs incurred related primarily to the execution of Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. The 2013 periods presented have been recast to exclude all restructuring and cost reduction activities from underlying and comparable results. Previously, only costs associated with Project K were excluded from underlying and comparable results.
(c)	Underlying operating profit, underlying income taxes, underlying effective income tax rate, and underlying net income attributable to Kellogg Company are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments and restructuring and cost reduction activities. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding underlying operating performance. These non-GAAP measures are reconciled directly to the comparable measures in accordance with U.S. GAAP within this table.
(d)	Comparable EPS is a non-GAAP measure that excludes the impact of mark-to-market adjustments on pension plans and commodity contracts, the impact of Project K costs, and the impact of integration costs related to the acquisition of the Pringles business.

Net sales and operating profit

The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2014 versus 2013:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2014 net sales	$841	$849	$270	$369	$726	$320	$264	$—	$3,639

2013 net sales	$883	$886	$281	$382	$729	$302	$253	$—	$3,716

% change - 2014 vs. 2013:
As Reported	(4.7)%	(4.2)%	(4.1)%	(3.5)%	(0.6)%	6.2%	4.8%	—%	(2.1)%
Acquisitions /Divestitures	—%	—%	—%	—%	—%	—%	—%	—%	—%
Integration impact (a)	—%	—%	—%	—%	—%	—%	.6%	—%	—%
Foreign currency impact	—%	—%	—%	(2.4)%	—%	(1.1)%	(.8)%	—%	(.4)%

Internal business (b)	(4.7)%	(4.2)%	(4.1)%	(1.1)%	(0.6)%	7.3%	5.0%	—%	(1.7)%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated

2014 operating profit	$118	$67	$59	$58	$61	$50	$16	$(64)	$365

2013 operating profit	$132	$105	$70	$70	$74	$39	$25	$(11)	$504

% change - 2014 vs. 2013:
As Reported	(10.5)%	(36.2)%	(14.2)%	(18.2)%	(17.4)%	29.5%	(32.1)%	(512.6)%	(27.5)%
Acquisitions/Divestitures	—%	—%	—%	—%	—%	—%	—%	—%	—%
Integration impact (a)	—%	—%	—%	.3%	.8%	.9%	3.8%	(27.4)%	.5%
Foreign currency impact	(.1)%	—%	—%	(2.6)%	.6%	(.8)%	(1.4)%	16.1%	(.3)%
Mark-to-market (c)	—%	—%	—%	—%	—%	—%	—%	(611.6)%	(13.1)%
Restructuring and cost reduction activities (d)	(6.7)%	(26.3)%	.2%	(2.7)%	(22.6)%	9.6%	(39.8)%	(149.3)%	(12.8)%

Underlying internal (e)	(3.7)%	(9.9)%	(14.4)%	(13.2)%	3.8%	19.8%	5.3%	259.6%	(1.8)%

(a)	Includes impact of integration costs associated with the Pringles acquisition.
(b)	Internal net sales growth for 2014 excludes the impact of acquisitions, divestitures, integration costs and impact of foreign currency translation. Internal net sales growth is a non-GAAP financial measure which is reconciled to the directly comparable measure in accordance with U.S. GAAP within these tables.
(c)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2013 and 2012. These amounts have been recognized in the first quarter of 2014 and 2013, respectively. During the third quarter of 2014, we remeasured the benefit obligation for an impacted other nonpension postretirement plan. The remeasurement resulted in a mark-to-market loss of $7 million primarily due to a lower discount rate. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(d)	Costs incurred related primarily to the execution of Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. The 2013 periods presented have been recast to exclude all restructuring and cost reduction activities from underlying and comparable results. Previously, only costs associated with Project K were excluded from underlying and comparable results.
(e)	Underlying internal operating profit growth excludes the impact of foreign currency translation, pension plans and commodity contracts mark-to-market adjustments, costs related to restructuring and cost reduction activities, and if applicable, acquisitions, dispositions, and integration costs associated with the acquisition of Pringles. We believe the use of this non-GAAP measure provides increased transparency and assists in understanding underlying operating performance. This non-GAAP measure is reconciled to the directly comparable measure in accordance with U.S. GAAP within this table.

U.S. Morning Foods

Internal net sales for U.S. Morning Foods declined 4.7% as a result of decreased volume and unfavorable pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages. The cereal category continued to decline during the quarter despite our investments behind category-building programs that started in the second quarter. We realized improvement in our consumption trends, particularly in our kids brands. However, the improvements were less than we had expected. We plan to continue our investment behind category-building programs for the remainder of the year. However, we expect our cereal consumption to remain down over the remainder of the year. We continued to see weakness in Special K® as it faces headwinds from evolving consumer trends regarding weight management. As a result, we are changing the positioning of the brand from a focus on dieting to weight wellness. This focus will stress the role that Special K® plays in a healthy lifestyle. We plan to reinvent all aspects of the brand in 2015, including innovation, packaging, advertising, and consumer promotions. Each of these will highlight Special K®’s position as part of a weight wellness program. New packaging and advertising will highlight the simplicity and goodness of the food, new consumer promotions will help consumers meet their goals, and innovation will directly appeal to consumer trends through Special K® Protein, Special K® Gluten Free, Special K® Granola, and additional hot cereal offerings. Toaster pastries reported a sales decline for the quarter as a result of difficult comparisons due to the peanut butter innovations launched in 2013, and the timing of new introductions this year. We plan to introduce a new PB&J innovation in November, and believe that this business will return to growth. Beverages continued to report increased consumption resulting from expanded distribution and innovations.

Underlying internal operating profit in U.S. Morning Foods declined 3.7% due to the unfavorable sales performance and a high-single-digit increase in cereal brand-building investment. This was partially offset by net cost deflation, a decrease in brand-building investment behind health and wellness bars and beverages, and continued discipline in overhead control.

U.S. Snacks

Internal net sales in U.S. Snacks declined 4.2% as a result of decreased volume partially offset by favorable pricing/mix. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks. Crackers posted a sales decline, but gained share as a result of the continued success of Cheez-It® innovations and core products in the Townhouse®, and Club® brands due to brand-building support and sales execution. Cheez-It®, Townhouse®, and Club® all reported solid consumption and share gains. The bars business declined for the quarter due to continued weakness in the Special K® and Fiber Plus® brands. The issues with these brands are similar to what we have experienced in the cereal category. To address these issues we have new products and activity planned for introduction in the fourth quarter and next year. Rice Krispies Treats® and Nutri-grain® both gained share during the quarter. The Rice Krispies Treats® performance was the result of good core growth and an innovation launch. We expect this segment to remain challenging for the balance of the year. The cookies business declined in the quarter, resulting in lost share, although both Chips Deluxe® and Fudge Shoppe® gained share. We continued to experience soft performance in our 100-calorie packs business, and the negative impact of a SKU rationalization initiative with impacts expected into early next year. Savory snacks reported solid sales growth and held share for the quarter behind the performance of the core business, Grab ‘n Go, and the new Pringles® Tortilla product.

Underlying internal operating profit in U.S. Snacks declined by 9.9% due to unfavorable sales performance and net cost inflation. This was partially offset by continued discipline in overhead control and a decrease in brand-building investment.

U.S. Specialty

Internal net sales in U.S. Specialty declined 4.1% as a result of decreased volume partially offset by favorable pricing/mix. Sales declines were the result of supply issues with a co-packer and an inventory deload as a customer shifted from warehouse to direct delivery. These issues had a significant impact on the business. Excluding these issues, we saw a much better performance driven in part by good results from innovations in Foodservice while gaining share in a number of segments within Foodservice and Convenience businesses.

Underlying internal operating profit in U.S. Specialty declined by 14.4% due to the unfavorable sales performance. This was partially offset by discipline in overhead control.

North America Other

Internal net sales in North America Other (U.S. Frozen and Canada) declined 1.1% due to unfavorable pricing/mix which was partially offset by increased volumes. The U.S. Frozen business reported a slight decline due to product mix costs associated with the launch of new products. New Eggo® Bites continued to do well in the quarter, and we launched new Eggo® handheld sandwiches in September. These sandwiches build on the great brand-value of Eggo® and combine it with the on-trend handheld-sandwich category. This is the first all-family offering in this segment and we are excited about its potential. Canada also reported a slight decline in sales although volumes increased at a low single-digit rate. We gained share in most categories and realized double-digit consumption growth in savory snacks as the launch of Pringles® Tortilla has performed well.

Underlying internal operating profit in North America Other declined 13.2% primarily due to unfavorable sales performance and increased brand-building investment. This was partially offset by continued discipline in overhead control.

Europe

Internal net sales for Europe declined 0.6% as a result of decreased volume and unfavorable pricing/mix. Cereal category consumption remains soft in most developed markets. While the performance posted by individual markets was largely as expected, our most significant challenge in the region remains the performance of Special K®. We have initiatives intended to address this performance planned in 2015 including new communication, an upgrade to the food, improvement in packaging, and better promotional activities. In the UK market, our cereal programs are showing early signs of success. The parent-brand Origins program, and the back-to-school themed program both achieved retail support and execution which drove strong volume improvement in the quarter. Savory snacks reported solid net sales growth in the quarter driven by focus on improving availability, visibility, and awareness. Investment in brand-building for Pringles® increased at a double-digit rate and we saw good results from the summer speaker-can promotion and execution at retail.

Underlying internal operating profit in Europe improved 3.8% due to net cost deflation and decreased brand-building investment. This was partially offset by unfavorable sales performance and increased overhead spending.

Latin America

Latin America’s internal net sales improved 7.3% due to favorable pricing/mix which was partially offset by decreased volume. This was the result of growth in Venezuela, Mexico, Mercosur, and the Pringles business as well as strong pricing gains in a majority of our markets. The cereal business posted good results, although we saw some competitive price promotions in Mexico which affected selected segments late in the quarter. The Colombian and Venezuelan businesses gained share as a result of success in the children’s and all-family segments. The Special K® brand has regained momentum in Venezuela as the result of increased availability and in Mexico as the result of commercial initiatives. The underlying momentum of the savory snacks business continues, driven by strong commercial programs, innovation, and good execution.

Underlying internal operating profit in Latin America improved by 19.8% due to favorable sales performance resulting from strong pricing realization. This was partially offset by net cost inflation and a double-digit increase in brand-building investment.

Asia Pacific

Internal net sales in Asia Pacific increased 5.0% as a result of increased volume and favorable pricing/mix. The sales increase was the result of double-digit growth in the Asian markets and the savory snacks business across the region. This sales performance was partially offset by continued weakness in the Australian cereal category. The decline in Australia was a sequential improvement from the results posted in the first half of the year. Performance in the quarter benefitted from Special K® innovation and the Breakfast for Better Days parent-brand activity.

Underlying internal operating profit in Asia Pacific increased by 5.3% due to favorable sales performance and net cost deflation. This was partially offset by increased overhead spending and increased brand-building investment.

Corporate

Underlying internal operating profit for Corporate improved as a result of reduced pension costs and discipline in overhead control.

The following table provides an analysis of net sales and operating profit performance for the year-to-date periods of 2014 as compared to 2013.

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2014 net sales	$2,522	$2,645	$918	$1,111	$2,206	$918	$746	$—	$11,066

2013 net sales	$2,657	$2,704	$932	$1,173	$2,144	$914	$767	$—	$11,291

% change - 2014 vs. 2013:
As Reported	(5.0)%	(2.2)%	(1.5)%	(5.3)%	2.9%	0.5%	(2.6)%	—%	(2.0)%
Acquisitions/Divestitures	—%	—%	—%	—%	—%	—%	(.1)%	—%	—%
Integration impact (a)	—%	—%	—%	—%	—%	—%	0.4%	—%	—%
Foreign currency impact	—%	—%	—%	(2.6)%	3.4%	(2.4)%	(4.2)%	—%	(.1)%

Internal business (b)	(5.0)%	(2.2)%	(1.5)%	(2.7)%	(0.5)%	2.9%	1.3%	—%	(1.9)%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2014 operating profit	$389	$292	$209	$192	$181	$145	$32	6	$1,446

2013 operating profit	$475	$341	$210	$223	$220	$129	$63	(84)	$1,577

% change - 2014 vs. 2013:
As Reported	(18.1)%	(14.6)%	(0.1)%	(14.2)%	(17.9)%	12.3%	(48.6)%	107.5%	(8.3)%
Acquisitions/Divestitures	—%	—%	—%	—%	—%	—%	1.2%	—%	0.1%
Integration impact (a)	—%	2.9%	—%	0.4%	(.5)%	0.6%	5.2%	(18.2)%	1.2%
Foreign currency impact	—%	—%	—%	(3.0)%	5.2%	2.0%	(3.3)%	27.2%	0.4%
Mark-to-market (c)	—%	—%	—%	—%	—%	—%	—%	80.6%	5.7%
Restructuring and cost reduction activities (d)	(6.6)%	(9.5)%	0.2%	(4.4)%	(25.6)%	(1.5)%	(26.1)%	(97.7)%	(10.8)%

Underlying internal (e)	(11.5)%	(8.0)%	(0.3)%	(7.2)%	3.0%	11.2%	(25.6)%	115.6%	(4.9)%

(a)	Includes impact of integration costs associated with the Pringles acquisition.
(b)	Internal net sales growth for 2014 excludes the impact of acquisitions, divestitures, integration costs and impact of foreign currency translation. Internal net sales growth is a non-GAAP financial measure which is reconciled to the directly comparable measure in accordance with U.S. GAAP within these tables.
(c)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2013 and 2012. These amounts have been recognized in the first quarter of 2014 and 2013, respectively. During the third quarter of 2014, we remeasured the benefit obligation for an impacted other nonpension postretirement plan. The remeasurement resulted in a mark-to-market loss of $7 million primarily due to a lower discount rate. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(d)	Costs incurred related primarily to the execution of Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. The 2013 periods presented have been recast to exclude all restructuring and cost reduction activities from underlying and comparable results. Previously, only costs associated with Project K were excluded from underlying and comparable results.
(e)	Underlying internal operating profit growth excludes the impact of foreign currency translation, pension plans and commodity contracts mark-to-market adjustments, costs related to restructuring and cost reduction activities, and if applicable, acquisitions, dispositions, and integration costs associated with the acquisition of Pringles. We believe the use of this non-GAAP measure provides increased transparency and assists in understanding underlying operating performance. This non-GAAP measure is reconciled to the directly comparable measure in accordance with U.S. GAAP within this table.

U.S. Morning Foods

Year-to-date internal net sales for U.S. Morning Foods declined 5.0% due to weakness in both the cereal and toaster pastries categories. We are investing behind cereal category-building messaging, but expect that cereal category consumption will be down for the remainder of the year. Toaster pastries performance is the result of difficult comparisons due to the peanut butter innovations launched in 2013, and the timing of new introductions this year. We plan to introduce a new PB&J innovation in November, and believe that this business will return to growth.

Year-to-date underlying internal operating profit has declined 11.5% in U.S. Morning Foods as a result of unfavorable sales performance and increased brand-building investment which was partially offset by net cost deflation and continued discipline in overhead control.

U.S. Snacks

Year-to-date internal net sales for U.S. Snacks declined approximately 2.2% due to declines in our bars business, soft performance in our 100-calorie packs business, and a SKU rationalization initiative which negatively impacted sales. Crackers and savory snacks have posted growth resulting from innovations and improved in-store execution.

Year-to-date underlying internal operating profit in U.S. Snacks declined 8.0% as a result of unfavorable sales performance and net cost inflation, which was partially offset by reduced brand-building investment and continued discipline in overhead control.

U.S. Specialty

Year-to-date internal net sales for U.S. Specialty declined by 1.5% as the business has been impacted negatively by weather early in the year, supply issues with a co-packer and an inventory deload as a customer shifted from warehouse to direct delivery. Excluding these issues, the business has performed well as a result of innovations and distribution gains.

Year-to-date underlying internal operating profit in U.S. Specialty declined 0.3% as a result of unfavorable sales performance which was partially offset by net cost deflation.

North America Other

Year-to-date internal net sales for North America Other declined by 2.7% due primarily to the U.S. Frozen business reporting sales declines resulting partially from comparisons to strong prior-year growth behind innovation activity.

Year-to-date underlying internal operating profit in North America Other declined 7.2% due to unfavorable sales performance which was partially offset by net cost deflation.

Europe

Year-to-date internal net sales for Europe declined by 0.5% due to softness in the cereal category in most developed markets, partially offset by general consumption growth realized in emerging markets. Savory snacks reported consumption and share growth during the year.

Year-to-date underlying internal operating profit in Europe increased 3.0% due to net cost deflation which was partially offset by unfavorable sales performance, increased overhead investment, and increased brand-building investment.

Latin America

Year-to-date internal net sales for Latin America improved by 2.9% as strong price realization has more than offset sales declines in the first quarter resulting from the volume elasticity impact of the introduction of a new food tax in Mexico.

Year-to-date underlying internal operating profit in Latin America improved 11.2% due to favorable sales performance which was partially offset by net cost inflation and increased overhead investment.

Asia Pacific

Year-to-date internal net sales for Asia Pacific improved by 1.3% due to sales growth in most markets. This was partially offset by weakness in the Australian cereal category and our performance in South Africa. In South Africa, we conducted construction work in the second quarter and it took longer to bring the plant back on line than expected. This impacted our ability to supply the market during the second quarter. It is important to note that the plant is producing once again.

Year-to-date underlying internal operating profit in Asia Pacific declined 25.6% due to the weakness in the Australian cereal category, our performance in South Africa, increased brand-building investment, and net cost inflation.

Margin performance

Margin performance for the quarter and year-to-date periods of 2014 versus 2013 is as follows:

Quarter	2014	2013	Change vs. prior year (pts.)

Reported gross margin (a)	35.5%	39.0%	(3.5)
Mark-to-market (COGS) (b)	(1.9)%	—%	(1.9)
Restructuring and cost reduction activities (COGS) (c)	(1.7)%	(0.3)%	(1.4)

Underlying gross margin (d)	39.1%	39.3%	(0.2)

Reported SGA%	(25.5)%	(25.4)%	(0.1)
Mark-to-market (SGA) (b)	—%	—%	—
Restructuring and cost reduction activities (SGA) (c)	(0.8)%	(0.4)%	(0.4)

Underlying SGA% (d)	(24.7)%	(25.0)%	0.3

Reported operating margin	10.0%	13.6%	(3.6)
Mark-to-market (b)	(1.9)%	—%	(1.9)
Restructuring and cost reduction activities (c)	(2.5)%	(0.7)%	(1.8)

Underlying operating margin (d)	14.4%	14.3%	0.1

Year-to-date	2014	2013

Reported gross margin (a)	38.0%	38.3%	(0.3)
Mark-to-market (COGS) (b)	0.4%	(0.5)%	0.9
Restructuring and cost reduction activities (COGS) (c)	(1.2)%	(0.2)%	(1.0)

Underlying gross margin (d)	38.8%	39.0%	(0.2)

Reported SGA%	(24.9)%	(24.3)%	(0.6)
Mark-to-market (SGA) (b)	—%	—%	—
Restructuring and cost reduction activities (SGA) (c)	(0.8)%	(0.2)%	(0.6)

Underlying SGA% (d)	(24.1)%	(24.1)%	—

Reported operating margin	13.1%	14.0%	(0.9)
Mark-to-market (b)	0.4%	(0.5)%	0.9
Restructuring and cost reduction activities (c)	(2.0)%	(0.4)%	(1.6)

Underlying operating margin (d)	14.7%	14.9%	(0.2)

(a)	Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.
(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2013 and 2012. These amounts have been recognized in the first quarter of 2014 and 2013, respectively. During the third quarter of 2014, we remeasured the benefit obligation for an impacted other nonpension postretirement plan. The remeasurement resulted in a mark-to-market loss of $7 million primarily due to a lower discount rate. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(c)	Costs incurred related primarily to the execution of Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. The 2013 periods presented have been recast to exclude all restructuring and cost reduction activities from underlying and comparable results. Previously, only costs associated with Project K were excluded from underlying and comparable results.
(d)	Underlying gross margin, underlying SGA%, and underlying operating margin are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments and restructuring and cost reduction activities. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance.

Underlying gross margin for the quarter declined 20 basis points due to unfavorable product mix, lower production volume resulting from soft sales performance, and increased integration costs, partially offset by net cost deflation. Underlying SG&A % improved 30 basis points as a result of decreased advertising investment, reduced integration costs and continued discipline in overhead control.

On a year-to-date basis, underlying gross margin declined 20 basis points due to lower production volume resulting from soft sales performance and increased integration costs. Underlying SG&A % was flat as reduced integration costs and continued discipline in overhead control were offset by advertising and consumer promotion investment.

Our underlying gross profit, underlying SG&A, and underlying operating profit measures are reconciled to the most comparable GAAP measure as follows:

Quarter
(dollars in millions)	2014	2013
Reported gross profit (a)	$1,292	$1,450
Mark-to-market (COGS) (b)	(66)	2
Restructuring and cost reduction activities (c)	(64)	(12)

Underlying gross profit (d)	$1,422	$1,460

Reported SGA	$927	$946
Mark-to-market (SGA) (b)	—	—
Restructuring and cost reduction activities (c)	(28)	(17)

Underlying SGA (d)	$899	$929

Reported operating profit	$365	$504
Mark-to-market (b)	(66)	2
Restructuring and cost reduction activities (c)	(92)	(29)

Underlying operating profit (d)	$523	$531

Year-to-date
(dollars in millions)	2014	2013
Reported gross profit (a)	$4,207	$4,320
Mark-to-market (COGS) (b)	38	(59)
Restructuring and cost reduction activities (c)	(120)	(23)

Underlying gross profit (d)	$4,289	$4,402

Reported SGA	$2,761	$2,743
Mark-to-market (SGA) (b)	—	—
Restructuring and cost reduction activities (c)	(104)	(26)

Underlying SGA (d)	$2,657	$2,717

Reported operating profit	$1,446	$1,577
Mark-to-market (b)	38	(59)
Restructuring and cost reduction activities (c)	(224)	(49)

Underlying operating profit (d)	$1,632	$1,685

(a)	Gross profit is equal to net sales less cost of goods sold.
(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2013 and 2012. These amounts have been recognized in the first quarter of 2014 and 2013, respectively. During the third quarter of 2014, we remeasured the benefit obligation for an impacted other nonpension postretirement plan. The remeasurement resulted in a mark-to-market loss of $7 million primarily due to a lower discount rate. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
(c)	Costs incurred related primarily to the execution of Project K, a global four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. The 2013 periods presented have been recast to exclude all restructuring and cost reduction activities from underlying and comparable results. Previously, only costs associated with Project K were excluded from underlying and comparable results.
(d)	Underlying gross profit, underlying SGA, and underlying operating profit are non-GAAP measures that exclude the impact of pension and commodity mark-to-market adjustments and costs related to restructuring and cost reduction activities. We believe the use of these non-GAAP measures provide increased transparency and assist in understanding underlying operating performance.

Foreign currency translation

The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, including the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Venezuelan bolivar fuerte and Russian ruble. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar against these other currencies will affect the value of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have a significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.

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

During the quarter ended September 27, 2014, the Company recorded total charges of $92 million across all restructuring and cost reduction activities. The charges were comprised of $64 million being recorded in cost of goods sold (COGS) and $28 million recorded in selling, general and administrative (SGA) expense. During the year-to-date period ended September 27, 2014, the Company recorded total charges of $224 million across all restructuring and cost reduction activities. The charges were comprised of $120 million being recorded in COGS and $104 million recorded in SGA expense.

During the quarter ended September 28, 2013 the Company recorded total charges of $29 million across all restructuring and cost reduction activities. The charges were comprised of $12 million being recorded in COGS and $17 million recorded in SGA expense. During the year-to-date period ended September 28, 2013 the Company recorded total charges of $49 million across all restructuring and cost reduction activities. The charges were comprised of $23 million being recorded in COGS and $26 million recorded in SGA expense.

The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarters and year-to-date periods ended September 27, 2014 and September 28, 2013 and program costs to date for programs currently active as of September 27, 2014.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	September 27, 2014
Employee related costs	$22	$12	$74	$17	$183
Asset related costs	6	—	16	5	25
Asset Impairment	21	—	21	—	87
Other costs	43	17	113	27	163

Total	$92	$29	$224	$49	$458

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013	September 27, 2014
U.S. Morning Foods	$15	$7	$41	$12	$151
U.S. Snacks	32	4	42	10	69
U.S. Specialty	1	1	2	3	7
North America Other	2	—	11	1	23
Europe	23	6	63	6	82
Latin America	1	3	6	3	13
Asia Pacific	11	1	22	7	46
Corporate	7	7	37	7	67

Total	$92	$29	$224	$49	$458

For the quarter and year-to-date periods ended September 27, 2014 and September 28, 2013 employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

We currently anticipate that Project K will result in total pre-tax charges, once all phases are approved and implemented, of $1.2 to $1.4 billion, with after-tax cash costs, including incremental capital expenditures, estimated to be $900 million to $1.1 billion. Cash expenditures, after tax and including incremental capital, of approximately $182 million were incurred in the year-to-date period ended September 27, 2014. Total cash expenditures, as defined, are expected to be approximately $300 to $400 million in 2014 and the balance of $600 to $700 million thereafter. We currently expect the charges will consist of asset-related costs totaling $450 to $500 million which will consist primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs totaling $425 to $475 million which will include severance, pension and other termination benefits; and other costs totaling $325 to $425 million which will consist primarily of charges related to the design and implementation of global business capabilities. A significant portion of other costs are the result of the implementation of global business service centers which are intended to simplify and standardize business support processes. Costs incurred to date related to Project K through September 27, 2014 totaled $419 million.

We currently expect that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 17%), U.S. Snacks (approximately 10%), U.S. Specialty (approximately 1%), North America Other (approximately 3%), Europe (approximately 12%), Latin America (approximately 3%), Asia-Pacific (approximately 6%), and Corporate (approximately 48%). A majority of the costs impacting Corporate relate to additional initiatives to be executed after 2014 that are currently not fully defined. As the development of these initiatives is completed, we will update its estimated costs by reportable segment as needed.

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

As a result of Project K, we anticipate that capital spending will be impacted at least through the end of fiscal year 2015. Our current business model assumes capital spending to be approximately 3-4% of net sales annually. Through the end of fiscal year 2015, capital spending is expected to be approximately 4-5% as a result of Project K activities.

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

At September 27, 2014 reserves for all restructuring and cost reduction activities are reflected in the table below. A substantial portion of these reserves will be paid out in 2014 and 2015 related to severance payments and other costs.

(millions)	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 28, 2013	$66	$—	$—	$12	$78
2014 restructuring charges	74	21	16	113	224
Cash payments	(40)	—	(7)	(116)	(163)
Non-cash charges and other	12	(21)	(9)	—	(18)

Liability as of September 27, 2014	$112	$—	$—	$9	$121

Interest expense

For the quarter and year-to-date period ended September 27, 2014, interest expense was $54 million and $156 million, respectively, as compared to the quarter and year-to-date period ended September 28, 2013 with interest expense of $56 million and $177 million, respectively. The decrease in interest expense from the prior year is due primarily to the repayment of debt replaced by a combination of lower yield debt and commercial paper.

For the full year 2014, we expect gross interest expense to be approximately $210 million, compared to 2013’s full year interest expense of $235 million.

Income taxes

Our reported effective tax rates for the quarters ended September 27, 2014 and September 28, 2013 were 27.7% and 27.4%, respectively. Underlying effective tax rates for the quarters ended September 27, 2014 and September 28, 2013 were 28.5% and 27.7%, respectively. Refer to Note 8 within Notes to Consolidated Financial Statements for further information.

For the full year 2014, we currently expect the underlying reported effective income tax rate to be approximately 29%. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory rates. Additionally, the rate could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
	September 27,	September 28,
(millions)	2014	2013
Net cash provided by (used in):
Operating activities	$1,177	$1,389
Investing activities	(348)	(364)
Financing activities	(688)	(982)
Effect of exchange rates on cash and cash equivalents	12	(24)

Net increase in cash and cash equivalents	$153	$19

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

Net cash provided by our operating activities for the year-to-date period ended September 27, 2014 amounted to $1,177 million, a decrease of $212 million compared to the same period in 2013. The decrease compared to the prior year is primarily due to an unfavorable year-over-year variance in after-tax Project K cash payments and other working capital items. Net cash provided by operating activities for the year-to-date periods ended September 27, 2014 and September 28, 2013 were negatively impacted by $118 million and $26 million of after-tax Project K cash payments, respectively.

Our cash conversion cycle (defined as days of inventory, excluding inventoriable mark-to-market pensions and commodity costs, and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 30 days for each of the 12 month periods ended September 27, 2014 and September 28, 2013. Compared with the 12 month period ended September 28, 2013, the 2014 cash conversion cycle was relatively consistent for accounts payable. An unfavorable increase in accounts receivable was offset by a favorable decrease in inventory days outstanding.

Our pension and other postretirement benefit plan contributions amounted to $44 million and $42 million for the year-to-date periods ended September 27, 2014 and September 28, 2013, respectively. For the full year 2014, we currently expect that our contributions to pension and other postretirement plans will total approximately $57 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Year-to-date period ended
(millions)	September 27, 2014	September 28, 2013	Change versus prior year
Net cash provided by operating activities	$1,177	$1,389	(15.3)%
Additions to properties	(355)	(363)

Cash flow	$822	$1,026	(19.9)%

For the full-year 2014, we are projecting cash flow (as defined) to be approximately $1.0 billion to $1.1 billion.

Investing activities

Our net cash used in investing activities, primarily consisting of additions to properties, for the year-to-date period ended September 27, 2014 amounted to $348 million compared to $364 million in the same period of 2013. For the full-year 2014, we project capital spending to be between 4% and 5% of net sales.

Financing activities

Our net cash used in financing activities for the year-to-date period ended September 27, 2014 amounted to $688 million compared to $982 million in the same period of 2013.

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

In December 2012, our board of directors approved a $300 million share repurchase program for 2013. In April 2013, the board of directors approved a $1 billion share repurchase program expiring in April 2014. In February 2014, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. Actual repurchases could be different from our current expectations, as influenced by factors such as the impact of changes in our stock price and other competing priorities. In May 2013, we entered into an Accelerated Share Repurchase (ASR) Agreement with a financial institution counterparty and paid $355 million for the purchase of shares during the term of the Agreement which extended through August 2013. The total number of shares delivered upon settlement of the ASR was based upon the volume weighted average price of our company’s stock over the term of the Agreement. Total purchases in 2014 and 2013, including shares initially delivered under the ASR were 11 million shares for $690 million and 9 million shares for $544 million, respectively.

We paid cash dividends of $506 million in the year-to-date period ended September 27, 2014 compared to $486 million during the same period in 2013. The increase in dividends paid reflects our third quarter 2013 increase in the quarterly dividend to $.46 per common share, from the previous $.44 per common share. In October 2014, the board of directors declared a dividend of $.49 per common share, payable on December 15, 2014 to shareholders of record at the close of business on December 1, 2014. The dividend is consistent with our current plan to maintain our dividend pay-out between 40% and 50% of underlying net income.

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

Refer to disclosures contained within Item 7A of our 2013 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of September 27, 2014.

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

In June 2014, we entered into forward starting interest swaps with notional amounts totaling €500 million (approximately $639 million USD as of September 27, 2014), as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt to be used for general corporate purposes. These swaps were designated as cash flow hedges.

The total notional amount of interest rate swaps at September 27, 2014 was $3.0 billion, with a fair value of the related liability of $63 million. The total notional amount of interest rate swaps at December 28, 2013 was $2.4 billion, with a fair value of the related liability of $59 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased annual interest expense by approximately $34 million at September 27, 2014 and $35 million at December 28, 2013.

Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. In February 2013, the Venezuelan government announced a 46.5% devaluation of the official CADIVI (now named CENCOEX) exchange rate from 4.3 bolivars to 6.3 bolivars to the U.S. dollar. Additionally, the Transaction System for Foreign Currency Denominated Securities (SITME), used between May 2010 and January 2013 to translate our Venezuelan subsidiary’s financial statements to U.S. dollars, was eliminated. Accordingly, in February 2013 we began using the CENCOEX exchange rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollars and in the year-to-date period ended September 28, 2013, we recognized a $14 million charge as a result of the devaluation of the CENCOEX exchange rate. The CENCOEX exchange is restricted to some raw materials, finished goods, and machinery for sectors considered as national priorities, which is primarily food and medicines.

In March, 2013, the Venezuelan government announced a new auction-based currency transaction program referred to as SICAD1. SICAD1 allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions, with the minimum exchange rate to be offered being 6.3 bolivars to the U.S. dollar. As of September 27, 2014, the published SICAD1 rate offered was 12.0 bolivars to the U.S. dollar and availability of U.S. dollars at either exchange rate continues to be limited.

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

In February 2014, the Venezuelan government announced plans to launch a third foreign exchange mechanism, known as SICAD2, which became operational on March 24, 2014. SICAD2 relies on U.S. dollar cash and U.S. dollar denominated bonds offered by the Venezuelan Central Bank, PDVSA (the national oil and gas company) and private companies. The Venezuelan government has indicated that all industry sectors will be able to access SICAD2 and its use will not be restricted as to purpose. As of September 27, 2014, the published SICAD2 rate was 50.0 bolivars to the U.S. dollar.

In light of the current difficult macroeconomic environment in Venezuela, we continue to monitor and actively manage our investment and exposures in Venezuela. Our Venezuelan business does not rely heavily on imports and when items are imported, they are largely exchanged at the CENCOEX rate. As of September 27, 2014, we translated our Venezuelan subsidiary’s financial statements to U.S. dollars using the CENCOEX exchange rate. We will continue to monitor local conditions, our continued ability to obtain U.S. dollars at the CENCOEX exchange rate, and the use, if applicable, of the SICAD1 and SICAD2 mechanisms to determine the appropriate rate for translation. For the year-to-date period ended September 27, 2014, Venezuela represented approximately 2% of total net sales and 3% of total underlying operating profit. For the year-to-date period ended September 28, 2013, Venezuela represented approximately 1% of total net sales and 2% of total underlying operating profit. As of September 27, 2014, our net monetary assets denominated in the Venezuelan bolivar were $100 million in U.S. dollars applying the CENCOEX exchange rate. If the CENCOEX exchange rate were to devalue further or if the currently less favorable SICAD1 exchange rate were extended to apply to a greater portion of our net monetary assets in Venezuela, we could recognize a devaluation charge in earnings. The potential unfavorable fully diluted EPS impact of adopting the SICAD1 exchange rate, at the current rate of 12.0 bolivars to the U.S. dollar, would be approximately $.11 for the revaluation of our net monetary assets denominated in the Venezuelan bolivar at September 27, 2014, and approximately $.01 for the translation of after-tax operating profit during the remainder of 2014. The potential unfavorable fully diluted EPS impact of adopting the SICAD2 exchange rate, at the current rate of 50.0 bolivars to the U.S. dollar, would be approximately $.21 for the revaluation of our net monetary assets denominated in the Venezuelan bolivar at September 27, 2014, and approximately $.01 for the translation of after-tax operating profit during the remainder of 2014. We continue to monitor the currency developments in Venezuela and take protective measures against currency devaluation which may include converting monetary assets into non-monetary assets which we can use in our business.

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

As of September 27, 2014, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

During the third quarter of 2014, we went live with the first phase of our Global Business Services (GBS) initiative, in conjunction with Project K, which includes the reorganization and relocation of certain financial service processes, internal to the organization. This initiative is expected to continue through 2016 and will impact the design of our control framework. During the transition to GBS, we have put additional controls in place to monitor and maintain appropriate internal controls impacting financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
6/29/14-7/26/14	—	$0.00	—	$1,430

Month #2:
7/27/14-8/23/14	3.0	$63.38	3.0	$1,238

Month #3:
8/24/14-9/27/14	2.6	$64.54	2.6	$1,069

Total	5.6	$63.92	5.6

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

Date: November 4, 2014

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