Form 10-K
period 2015-01-03
KELLOGG CO
filed 2015-02-25
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 3, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on June 28, 2014 was approximately $18.6 billion based on the closing price of $64.96 for one share of common stock, as reported for the New York Stock Exchange on that date.

As of January 31, 2015, 356,571,864 shares of the common stock of the registrant were issued and outstanding.

Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 24, 2015 are incorporated by reference into Part III of this Report.

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

Financial Information About Segments. Information on segments is located in Note 16 within Notes to the Consolidated Financial Statements.

Principal Products. Our principal products are ready-to-eat cereals and convenience foods, such as cookies, crackers, savory snacks, toaster pastries, cereal bars, fruit-flavored snacks, frozen waffles and veggie foods. These products were, as of February 25, 2015, manufactured by us in 20 countries and marketed in more than 180 countries. Our cereal products are generally marketed under the Kellogg’s name and are sold to the grocery trade through direct sales forces for resale to consumers. We use broker and distributor arrangements for certain products. We also generally use these, or similar arrangements, in less-developed market areas or in those market areas outside of our focus.

We also market cookies, crackers, crisps, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Murray, Austin and Famous Amos, to supermarkets in the United States through a direct store-door (DSD) delivery system, although other distribution methods are also used.

Additional information pertaining to the relative sales of our products for the years 2012 through 2014 is located in Note 16 Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

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

The principal ingredients in the products produced by us in the United States include corn grits, wheat and wheat derivatives, potato flakes, oats, rice, cocoa and chocolate, soybeans and soybean derivatives, various fruits, sweeteners, vegetable oils, dairy products, eggs, and other filling ingredients, which are obtained from various sources. While most of these ingredients are purchased from sources in the United States, some materials are imported due to regional availability and specification requirements.

We enter into long-term contracts for the materials described in this section and purchase these items on the open market, depending on our view of possible price fluctuations, supply levels, and our relative negotiating power. While the cost of some of these materials has, and may continue to, increase over time, we believe that we will be able to purchase an adequate supply of these items as needed. As further discussed herein under Part II, Item 7A, we also use commodity futures and options to hedge some of our costs.

Raw materials and packaging needed for internationally based operations are available in adequate supply and are sourced both locally and imported from countries other than those where used in manufacturing.

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

Trademarks and Technology. Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to cereals and convenience foods manufactured and marketed by us, and we also grant licenses to third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals, convenience foods and our other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Choco Zucaritas, Cocoa Krispies, Complete, Kellogg’s Corn Flakes, Corn Pops, Cracklin’ Oat Bran, Crispix, Crunchmania, Crunchy Nut, Eggo, Kellogg’s FiberPlus, Froot Loops, Kellogg’s Frosted Flakes, Krave, Frosted Krispies, Frosted Mini-Wheats, Just Right, Kellogg’s Low Fat Granola, Mueslix, Pops, Product 19, Kellogg’s Raisin Bran, Raisin Bran Crunch, Rice Krispies, Rice Krispies Treats, Smacks/Honey

Smacks, Smart Start, Kellogg’s Smorz, Special K, Special K Red Berries and Zucaritas in the United States and elsewhere; Crusli, Sucrilhos, Vector, Musli, NutriDia, and Choco Krispis for cereals in Latin America; Vector in Canada; Coco Pops, Chocos, Frosties, Fruit‘N Fibre, Kellogg’s Crunchy Nut Corn Flakes, Krave, Honey Loops, Kellogg’s Extra, Sustain, Muslix, Country Store, Ricicles, Smacks, Start, Pops, Optima and Tresor for cereals in Europe; and Cerola, Sultana Bran, Chex, Frosties, Goldies, Rice Bubbles, Nutri-Grain, Kellogg’s Iron Man Food, and BeBig for cereals in Asia and Australia. Additional trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak, Jumbo, and Variety.

Other brand names include Kellogg’s Corn Flake Crumbs; All-Bran, Choco Krispis, Froot Loops, Special K, NutriDia, Kuadri-Krispis, Zucaritas and Crusli for cereal bars, Komplete for biscuits; and Kaos for snacks in Mexico and elsewhere in Latin America; Pop-Tarts and Pop-Tarts Ice Cream Shoppe for toaster pastries; Pop-Tarts Mini Crisps for crackers; Eggo, Eggo FiberPlus and Nutri-Grain for frozen waffles and pancakes; Rice Krispies Treats for convenience foods; Special K protein shakes; Nutri-Grain cereal bars, Nutri-Grain yogurt bars, for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Day Dawn, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Nutri-Grain Squares, Nutri-Grain Elevenses, and Rice Krispies Squares for convenience foods in Europe; Kashi and GoLean for certain cereals, nutrition bars, and mixes; TLC for granola and cereal bars, crackers and cookies; Special K and Vector for meal replacement products; Bear Naked for granola cereal, bars and trail mix, Pringles for potato crisps and sticks, and Morningstar Farms, Gardenburger and Worthington for certain meat and egg alternatives.

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

Our trademarks also include logos and depictions of certain animated characters in conjunction with our products, including Snap! Crackle! Pop! for Cocoa Krispies and Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Ernie Keebler for cookies, convenience foods and other products; the Hollow Tree logo for certain convenience foods; Toucan Sam for Froot Loops cereal; Dig ‘Em for Smacks/Honey Smacks cereal; Sunny for Kellogg’s Raisin Bran and Raisin Bran Crunch cereals, Coco the Monkey for Coco Pops cereal; Cornelius for Kellogg’s Corn Flakes; Melvin the Elephant for certain cereal and convenience foods; Chocos the Bear, Sammy the Seal (aka Smaxey the Seal) for certain cereal products and Mr. P or Julius Pringles for Pringles potato crisps and sticks.

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

Customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2014, comprised principally of sales within the United States. At January 3, 2015, approximately 19% of our consolidated receivables balance and 28% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2014. During 2014, our top five customers, collectively, including Wal-Mart, accounted for approximately 33% of our consolidated net sales and approximately 47% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.

Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at January 3, 2015 and December 28, 2013 was not material to us.

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

Research and Development. Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately (in millions): 2014-$199; 2013-$199; 2012-$206.

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

Employees. At January 3, 2015, we had approximately 29,790 employees.

Financial Information About Geographic Areas. Information on geographic areas is located in Note 16 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Executive Officers. The names, ages, and positions of our executive officers (as of February 25, 2015) are listed below, together with their business experience. Executive officers are elected annually by the Board of Directors.

John A. Bryant	49

Chairman and Chief Executive Officer

Mr. Bryant has been Chairman of the Board of Kellogg Company since July 2014 and has served as a Kellogg director since July 2010. In January 2011, he was appointed President and Chief Executive Officer after having served as our Executive Vice President and Chief Operating Officer since August 2008. Mr. Bryant joined Kellogg in March 1998, and was promoted during the next eight years to a number of key financial and executive leadership roles. He was appointed Executive Vice President and Chief Financial Officer, Kellogg Company, President, Kellogg International in December 2006. In July 2007, Mr. Bryant was appointed Executive Vice President and Chief Financial Officer, Kellogg Company, President, Kellogg North America and in August 2008, he was appointed Executive Vice President, Chief Operating Officer and Chief Financial Officer. Mr. Bryant served as Chief Financial Officer through December 2009.

Ronald L. Dissinger	56

Senior Vice President and Chief Financial Officer

Mr. Dissinger was appointed Senior Vice President and Chief Financial Officer effective January 2010. Mr. Dissinger joined Kellogg in 1987 as an accounting supervisor, and during the next 14 years served in a number of key financial leadership roles, both in the United States and Australia. In 2001, he was promoted to Vice President and Chief Financial Officer, U.S. Morning Foods. In 2004, Mr. Dissinger became Vice President, Corporate Financial Planning, and CFO, Kellogg International. In 2005, he became Vice President and CFO, Kellogg Europe and CFO, Kellogg International. In 2007, Mr. Dissinger was appointed Senior Vice President and Chief Financial Officer, Kellogg North America.

Alistair D. Hirst	55

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

Samantha J. Long	47

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

Paul T. Norman	50

Senior Vice President, Chief Growth Officer

Mr. Norman was appointed Senior Vice President, Kellogg Company in December 2005 and Chief Growth Officer in October 2013. Mr. Norman also assumed the role of interim U.S. Morning Foods President in June 2014. Mr. Norman joined Kellogg’s U.K. sales organization in 1987. From 1989 to 1996, Mr. Norman was promoted to several marketing roles in France and Canada. He was promoted to director, marketing, Kellogg de Mexico in January 1997; to Vice President, Marketing, Kellogg USA in February 1999; to President, Kellogg Canada Inc. in December 2000; and to Managing Director, United Kingdom/Republic of Ireland in February 2002. In September 2004, Mr. Norman was appointed to Vice President, Kellogg Company, and President, U.S. Morning Foods. In August 2008, Mr. Norman was promoted to President, Kellogg International.

Gary H. Pilnick	50

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

Maribeth A. Dangel	49

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

Forward-Looking Statements. This Report contains “forward-looking statements” with projections concerning, among other things, the Company’s global growth and efficiency program (Project K), the integration of acquired businesses, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including the ability to implement Project K as planned, whether the expected amount of costs associated with Project K will exceed forecasts, whether the Company will be able to realize the anticipated benefits from Project K in the amounts and times expected, the ability to realize the anticipated benefits and synergies from acquired businesses in the amounts and at the times expected, the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices; labor costs; disruptions or inefficiencies in supply chain; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations; the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts, or political unrest; risks generally associated with global operations; risks from certain emerging markets; other items; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

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

Our labor costs include the cost of providing benefits for employees. We sponsor a number of benefit plans for employees in the United States and various foreign locations, including pension, retiree health and welfare, active health care, severance and other postemployment benefits. We also participate in a number of multiemployer pension plans for certain of our manufacturing locations. Our major pension plans and U.S. retiree health and welfare plans are funded with trust assets invested in a globally diversified portfolio of equity securities with smaller holdings of bonds, real estate and other investments. The annual cost of benefits can vary significantly from year to year and is materially affected by such factors as changes in the assumed or actual rate of return on major plan assets, a change in the weighted-average discount rate used to measure obligations, the rate or trend of health care cost inflation, and the outcome of collectively-bargained wage and benefit agreements. Many of our employees are covered by collectively-bargained agreements and other employees may seek to be covered by collectively-bargained agreements. Strikes or work stoppages and interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could adversely impact our operating results. The terms and conditions of existing, renegotiated or new agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.

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

Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2014, comprised principally of sales within the United States. At January 3, 2015, approximately 19% of our consolidated receivables balance and 28% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2014. During 2014, our top five customers, collectively, including Wal-Mart, accounted for approximately 33% of our consolidated net sales and approximately 47% of U.S. net sales. As the retail grocery trade continues to consolidate and mass marketers become larger, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing and increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer for an extended length of time could negatively impact our sales and profits.

Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands.

We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, or the products becoming unavailable to consumers. The growing use of social and digital media by consumers, Kellogg and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about Kellogg, our brands or our products on social or digital media could seriously damage our brands and reputation, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction. Brand recognition can also be impacted by the effectiveness of our advertising campaigns and marketing programs, as well as our use of social media. If we do not maintain the favorable perception of our brands, our results could be negatively impacted.

Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.

The Company is subject to taxes in the U.S. and numerous foreign jurisdictions where the Company’s subsidiaries are organized. Due to economic and political conditions, tax rates in various foreign jurisdictions may be subject to significant change. The future effective tax rate could be effected by changes in mix of earnings in countries with differing statutory tax rates, changes in valuation of deferred tax asset and liabilities, or changes in tax laws or their interpretation which includes possible U.S. tax reform and contemplated changes in the UK and other countries of long-standing tax principles if finalized and adopted could have a material impact on our income tax expense and deferred tax balances.

We are also subject to regular reviews, examinations and audits by the Internal Revenue Service and other taxing authorities with respect to taxes inside and outside of the U.S. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

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

We also need to comply with new, evolving or revised tax laws and regulations. The enactment of or increases in tariffs, including value added tax, or other changes in the application of existing taxes, in markets in which we are currently active, or may be active in the future, or on specific products that we sell or with which our products compete, may have an adverse effect on our business or on our results of operations.

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

Our activities or products, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Food and Drug Administration, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce and Labor, as well as similar and other authorities outside of the United States, International Accords and Treaties and others, including voluntary regulation by other bodies. In addition, legal and regulatory systems in emerging and developing markets may be less developed, and less certain. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. The manufacturing, marketing and distribution of food products are subject to governmental regulation that impose additional regulatory requirements. Those regulations control such matters as food quality and safety, ingredients, advertising, product or production requirements, labeling, import or export of our products or ingredients, relations with distributors and retailers, health and safety, the environment, and restrictions on the use of government programs, such as Supplemental Nutritional Assistance Program, to purchase certain of our products. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax, anticorruption standards, advertising and claims, and environmental matters. The need to comply with new, evolving or revised tax, environmental, food quality and safety, labeling or other laws or regulations, or new, evolving or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Even if regulatory review does not result in these types of determinations, it could potentially create negative publicity or perceptions which could harm our business or reputation.

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

From time to time, we may evaluate potential acquisitions, alliances, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns, expected synergies and other benefits as a result of integration challenges, or may not achieve those objectives on a timely basis. With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divestiture activities may require us to recognize impairment charges. Companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and adverse effects on existing business relationships with suppliers and customers. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, which could adversely affect our results of operations and financial condition.

Potential liabilities and costs from litigation could adversely affect our business.

There is no guarantee that we will be successful in defending our self in civil, criminal or regulatory actions, including under general, commercial, employment, environmental, food quality and safety, anti-trust and trade, advertising and claims, and environmental laws and regulations, or in asserting its rights under various laws. For example, our marketing or claims could face allegations of false or deceptive advertising or other criticisms which could end up in litigation and result in potential liabilities or costs. In addition, we could incur substantial costs and fees in defending our self or in asserting our rights in these actions or meeting new legal requirements. The costs and other effects of potential and pending litigation and administrative actions against us, and new legal requirements, cannot be determined with certainty and may differ from expectations.

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

We have indebtedness that is substantial in relation to our shareholders’ equity. As of January 3, 2015, we had total debt of approximately $7.4 billion and total Kellogg Company equity of $2.8 billion.

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

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names, and other acquired intangibles as of the acquisition date. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. If carrying value exceeds current fair value, the intangible is considered impaired and is reduced to fair value via a charge to earnings. Factors which could result in an impairment include, but are not limited to: (i) reduced demand for our products; (ii) higher commodity prices; (iii) lower prices for our products or increased marketing as a result of increased competition; and (iv) significant disruptions to our operations as a result of both internal and external events. Should the value of one or more of the acquired intangibles become impaired, our consolidated earnings and net worth may be materially adversely affected.

As of January 3, 2015, the carrying value of intangible assets totaled approximately $7.3 billion, of which $5.0 billion was goodwill and $2.3 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $15.1 billion and total Kellogg Company equity of $2.8 billion.

We must leverage our brand value to compete against retailer brands and other economy brands.

In nearly all of our product categories, we compete with well-branded products as well as retailer and other economy brands. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and retailer or other economy brands change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer retailer or other economy brands, then we could lose category share or sales volumes or shift our product mix to lower margin offerings, which could have a material effect on our business and consolidated financial position and on the consolidated results of our operations and profitability.

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

We increasingly rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to the reporting of our results of operations. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, consumers and suppliers depends on information technology. Our information technology systems may be vulnerable to a variety of interruptions, as a result of updating our enterprise platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. Moreover, our computer systems have been, and will likely continue to be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm. To date, we have not experienced a material breach of cyber security. While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.

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

We are subject to risks generally associated with companies that operate globally.

We are a global company and generated 39% of our 2014 and 2013 net sales, and 37% of our 2012 net sales outside the United States. We manufacture our products in 20 countries and have operations in more than 180 countries, so we are subject to risks inherent in multinational operations. Those risks include:

•	compliance with U.S. laws affecting operations outside of the United States, such as OFAC trade sanction regulations and Anti-Boycott regulations,

•	compliance with anti-corruption laws, including U.S. Foreign Corrupt Practices Act (FCPA) and U.K. Bribery Act (UKBA),

•	compliance with antitrust and competition laws, data privacy laws, and a variety of other local, national and multi-national regulations and laws in multiple regimes,

•	changes in tax laws, interpretation of tax laws and tax audit outcomes,

•	fluctuations in currency values, especially in emerging markets,

•	changes in capital controls, including currency exchange controls,

•	discriminatory or conflicting fiscal policies,

•	increased sovereign risk, such as default by or deterioration in the credit worthiness of local governments,

•	varying abilities to enforce intellectual property and contractual rights,

•	greater risk of uncollectible accounts and longer collection cycles,

•	design and implementation of effective control environment processes across our diverse operations and employee base, and

•	imposition of more or new tariffs, quotas, trade barriers, and similar restrictions on our sales or regulations, taxes or policies that might negatively affect our sales.

In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties could interrupt and negatively affect our business operations or customer demand. We could also be adversely impacted by continued instability in the banking and governmental sectors of certain countries in the European Union or the dynamics associated with the federal and state debt and budget challenges in the United States. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.

Our operations in certain emerging markets expose us to political, economic and regulatory risks.

Our growth strategy depends in part on our ability to expand our operations in emerging markets. However, some emerging markets have greater political, economic and currency volatility and greater vulnerability to infrastructure and labor disruptions than more established markets. In many countries outside of the United States, particularly those with emerging economies, it may be common for others to engage in business practices prohibited by laws and regulations with extraterritorial reach, such as the FCPA and the UKBA, or local anti-bribery laws. These laws generally prohibit companies and their employees, contractors or agents from making improper payments to government officials, including in connection with obtaining permits or engaging in other actions necessary to do business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially and adversely affect our reputation, financial condition and results of operations.

In addition, competition in emerging markets is increasing as our competitors grow their global operations and low cost local manufacturers expand and improve their production capacities. Our success in emerging markets is critical to our growth strategy. If we cannot successfully increase our business in emerging markets and manage associated political, economic and currency volatility, our product sales, financial condition and results of operations could be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.

We operated, as of February 25, 2015, manufacturing plants and distribution and warehousing facilities totaling more than 35 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants or facilities in San Jose, California; Atlanta, Augusta, Columbus, and Rome, Georgia; Chicago, Illinois; Seelyville, Indiana; Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary, North Carolina; Cincinnati and Zanesville, Ohio; Muncy, Pennsylvania; Jackson and Rossville, Tennessee; Clearfield, Utah; and Allyn, Washington.

Outside the United States, we had, as of February 25, 2015, additional manufacturing locations, some with warehousing facilities, in Australia, Belgium, Brazil, Canada, Colombia, Ecuador, Egypt, Germany, Great Britain, India, Japan, Mexico, Poland, Russia, South Africa, South Korea, Spain, Thailand, and Venezuela.

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

In February 2014, the board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $1.5 billion through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.

The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended January 3, 2015.

(millions, except per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Month #1: 9/28/14-10/25/14	—	—	—	$1,069

Month #2: 10/26/14-11/22/14	—	—	—	$1,069

Month #3: 11/23/14-1/03/15	—	—	—	$1,069

ITEM 6. SELECTED FINANCIAL DATA

Kellogg Company and Subsidiaries

Selected Financial Data

(millions, except per share data and number of employees)	2014	2013	2012	2011	2010
Operating trends
Net sales	$14,580	$14,792	$14,197	$13,198	$12,397
Comparable net sales (a)	14,386	14,797	14,198	13,198	12,397
Gross profit as a % of net sales	34.7%	41.3%	38.3%	39.0%	43.1%
Comparable gross profit as a % of net sales (a)	38.9%	39.3%	40.4%	42.2%	43.3%
Depreciation	494	523	444	367	370
Amortization	9	9	4	2	22
Advertising expense	1,094	1,131	1,120	1,138	1,130
Research and development expense	199	199	206	192	187
Operating profit	1,024	2,837	1,562	1,427	2,037
Comparable operating profit (a)	2,119	2,205	2,146	2,170	2,112
Operating profit as a % of net sales	7.0%	19.2%	11.0%	10.8%	16.4%
Comparable operating profit as a % of net sales (a)	14.7%	14.9%	15.1%	16.4%	17.0%
Interest expense	209	235	261	233	248
Net income attributable to Kellogg Company	632	1,807	961	866	1,287
Comparable net income attributable to Kellogg Company (a)	1,373	1,408	1,337	1,363	1,331
Average shares outstanding:
Basic	358	363	358	362	376
Diluted	360	365	360	364	378
Per share amounts:
Basic	1.76	4.98	2.68	2.39	3.43
Comparable basic (a)	3.83	3.88	3.73	3.76	3.54
Diluted	1.75	4.94	2.67	2.38	3.40
Comparable diluted (a)	3.81	3.85	3.72	3.74	3.52
Cash flow trends
Net cash provided by operating activities	$1,793	$1,807	$1,758	$1,595	$1,008
Capital expenditures	582	637	533	594	474
Net cash provided by operating activities reduced by capital expenditures (b)	1,211	1,170	1,225	1,001	534
Net cash used in investing activities	(573)	(641)	(3,245)	(587)	(465)
Net cash provided by (used in) financing activities	(1,063)	(1,141)	1,317	(957)	(439)
Interest coverage ratio (c)	12.6	11.6	9.9	10.9	10.1
Capital structure trends
Total assets	$15,153	$15,474	$15,169	$11,943	$11,840
Property, net	3,769	3,856	3,782	3,281	3,128
Short-term debt and current maturities of long-term debt	1,435	1,028	1,820	995	996
Long-term debt	5,935	6,330	6,082	5,037	4,908
Total Kellogg Company equity	2,789	3,545	2,404	1,796	2,151
Share price trends
Stock price range	$57-69	$55-68	$46-57	$48-58	$47-56
Cash dividends per common share	1.90	1.80	1.74	1.67	1.56
Number of employees	29,790	30,277	31,006	30,671	30,645

(a)	Comparable net sales, comparable gross profit as a percentage of net sales, comparable operating profit, comparable operating profit as a percentage of net sales, comparable net income attributable to Kellogg Company, comparable basic earnings per share, and comparable diluted earnings per share are non-GAAP measures which are reconciled to the directly comparable measure in accordance with U.S. GAAP within our Management’s Discussion and Analysis. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our comparable operating performance.

(b)	We use this non-GAAP financial measure, which is reconciled above, to focus management and investors on the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, and share repurchase.

(c)	Interest coverage ratio is calculated based on comparable net income attributable to Kellogg Company before interest expense, comparable income taxes, depreciation and amortization, divided by interest expense.

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

We manage our Company for sustainable performance defined by our long-term annual growth targets. In February 2015 we announced a change to our long-term annual growth target for comparable net sales. Our targeted long-term annual growth for comparable net sales is now low-single-digit (1 to 3%). This target was previously 3 to 4%. Our long-term annual growth targets continue to be mid-single-digit (4 to 6%) for comparable operating profit, and high-single-digit (7 to 9%) for currency-neutral comparable diluted net earnings per share.

During 2013, we announced Project K, a four-year efficiency and effectiveness program. The program is expected to generate a significant amount of savings, once all phases are approved and implemented, that will be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow. See the Restructuring and cost reduction activities section for more information.

Comparability

Comparability of certain financial measures is impacted significantly by several types of charges or benefits such as Pringles integration costs, pension and commodity mark-to-market adjustments, Project K costs, differences in shipping days, and other costs impacting comparability. To provide increased transparency and assist in understanding our comparable operating performance, we use non-GAAP financial measures within MD&A that exclude the impact of these charges or benefits.

These non-GAAP financial measures include comparable net sales, comparable gross margin, comparable gross profit, comparable SGA%, comparable operating margin, comparable operating profit, comparable income taxes, comparable effective tax rate, comparable net income attributable to Kellogg Company, comparable basic earnings per share (EPS), comparable diluted EPS, and comparable diluted EPS growth.

The currency-neutral comparable EPS and currency-neutral comparable EPS growth non-GAAP financial measures exclude the impact of foreign currency translation, in addition to Pringles integration costs, pension and commodity mark-to-market adjustments, Project K costs, differences in shipping days, and other costs impacting comparability.

The comparable net sales growth and comparable operating profit growth non-GAAP financial measures exclude the impact of acquisitions and dispositions, in addition to foreign currency translation, Pringles integration costs, pension and commodity mark-to-market adjustments, Project K costs, differences in shipping days, and other costs impacting comparability.

Financial results

For the full year 2014, our reported net sales decreased by 1.4% and comparable net sales decreased by 2.0%. We experienced comparable net sales declines in our developed cereal businesses and our U.S. Snacks business. Comparable net sales grew in Latin America and Asia Pacific. Reported operating profit declined by 63.9% and comparable operating profit declined by 3.9%. The decline in comparable operating profit was driven by reduced sales, lower production volume and higher distribution costs. This was partially offset by discipline in overhead control and reduced incentive compensation to align with performance.

Reported diluted EPS of $1.75 was down 64.6% compared to the prior year of $4.94. Comparable diluted EPS of $3.81 was down 1.0% compared to the prior year of $3.85 and was in line with our expectations.

Reconciliation of certain non-GAAP Financial Measures

Consolidated results (dollars in millions, except per share data)	2014	2013	2012
Reported Net Sales	$14,580	$14,792	$14,197
Integration costs (a)	(1)	(5)	(1)
Mark-to-market (b)	—	—	—
Project K (c)	(2)	—	—
Difference in shipping days (d)	197	—	—
Other costs impacting comparability (e)	—	—	—
Comparable net sales (f)	$14,386	$14,797	$14,198
Reported operating profit	$1,024	$2,837	$1,562
Integration costs (a)	(43)	(65)	(76)
Mark-to-market (b)	(784)	947	(452)
Project K (c)	(298)	(250)	(56)
Difference in shipping days (d)	36	—	—
Other costs impacting comparability (e)	(6)	—	—
Comparable operating profit (f)(g)	$2,119	$2,205	$2,146
Reported income taxes	$186	$792	$363
Integration costs (a)	(12)	(19)	(13)
Mark-to-market (b)	(271)	319	(148)
Project K (c)	(80)	(67)	(18)
Difference in shipping days (d)	11	—	—
Other costs impacting comparability (e)	(2)	—	—
Comparable income taxes (f)	$540	$559	$542
Reported effective income tax rate	22.6%	30.4%	27.4%
Integration costs (a)	—	(0.1)	0.5
Mark-to-market (b)	(5.8)	1.9	(1.4)
Project K (c)	0.2	0.2	(0.1)
Difference in shipping days (d)	—	—	—
Other costs impacting comparability (e)	—	—	—
Comparable effective income tax rate (f)(h)	28.2%	28.4%	28.4%
Reported net income attributable to Kellogg Company	$632	$1,807	$961
Integration costs (a)	(31)	(46)	(34)
Mark-to-market (b)	(513)	628	(304)
Project K (c)	(218)	(183)	(38)
Difference in shipping days (d)	25	—	—
Other costs impacting comparability (e)	(4)	—	—
Comparable net income attributable to Kellogg Company (f)(g)	$1,373	$1,408	$1,337
Reported basic EPS	$1.76	$4.98	$2.68
Integration costs (a)	(0.09)	(0.13)	(0.09)
Mark-to-market (b)	(1.43)	1.73	(0.85)
Project K (c)	(0.61)	(0.50)	(0.11)
Difference in shipping days (d)	0.07	—	—
Other costs impacting comparability (e)	(0.01)	—	—
Comparable basic EPS (f)	$3.83	$3.88	$3.73
Comparable basic EPS growth (f)	(1.3)%	4.0%	(0.5)%
Reported diluted EPS	$1.75	$4.94	$2.67
Integration costs (a)	(0.09)	(0.13)	(0.09)
Mark-to-market (b)	(1.42)	1.72	(0.85)
Project K (c)	(0.61)	(0.50)	(0.11)
Difference in shipping days (d)	0.07	—	—
Other costs impacting comparability (e)	(0.01)	—	—
Comparable diluted EPS (f)	$3.81	$3.85	$3.72
Comparable diluted EPS growth (f)	(1.0)%	3.5%	(0.3)%

(a)	Includes impact of integration costs associated with the Pringles acquisition.

(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold and selling, general and administrative expense. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2014, 2013, 2012 and 2011. The amounts capitalized at the end of 2013, 2012 and 2011 have been recognized in the first quarter of 2014, 2013 and 2012, respectively. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.

(c)	Costs incurred related primarily to execution of Project K, a four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. Prior periods presented have been recast to exclude all restructuring and cost reduction activities from comparable results. Previously, only costs associated with Project K were excluded from comparable results.

(d)	Difference in shipping days resulting from 53rd week of business results that occurred in the fourth quarter of 2014.

(e)	Consists of costs related to evaluation of potential acquisitions.

(f)	Comparable net sales, comparable operating profit, comparable income taxes, comparable effective income tax rate, comparable net income attributable to Kellogg Company, and comparable EPS are non-GAAP measures which are reconciled to the directly comparable measure in accordance with U.S. GAAP within this table. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our comparable operating performance.

(g)	Comparable operating profit for the years ended January 3, 2015 and December 28, 2013 includes postretirement benefit plan income of $80 million and $12 million, respectively. Comparable net income attributable to Kellogg Company for the years ended January 3, 2015 and December 28, 2013 includes postretirement benefit plan income of $57 million and $9 million, respectively.

(h)	Mark-to-market adjustments, in general, were incurred in jurisdictions with tax rates higher than our reported effective tax rate. Costs incurred related to the execution of Project K, in general, were incurred in jurisdictions with tax rates lower than our reported effective tax rate

Net sales and operating profit

2014 compared to 2013

The following table provides an analysis of net sales and operating profit performance for 2014 versus 2013:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2014 net sales	$3,338	$3,495	$1,198	$1,468	$2,887	$1,205	$989	$—	$14,580
2013 net sales	$3,465	$3,534	$1,202	$1,515	$2,860	$1,195	$1,021	$—	$14,792
% change – 2014 vs. 2013:
As Reported	(3.7)%	(1.1)%	(.3)%	(3.1)%	.9%	.9%	(3.1)%	—%	(1.4)%
Acquisitions /Divestitures	—%	—%	(.2)%	—%	—%	—%	(.1)%	—%	(.1)%
Integration impact (a)	—%	—%	—%	.1%	—%	—%	.3%	—%	.1%
Project K (c)	—%	—%	—%	(.1)%	—%	—%	—%	—%	—%
Difference in shipping days (d)	2.0%	1.3%	1.3%	1.6%	1.2%	.1%	.9%	—%	1.4%
Foreign currency impact	—%	—%	—%	(2.9)%	.4%	(3.1)%	(4.9)%	—%	(.8)%
Comparable growth (f)	(5.7)%	(2.4)%	(1.4)%	(1.8)%	(.7)%	3.9%	.7%	—%	(2.0)%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2014 operating profit	$491	$395	$266	$252	$240	$169	$45	$(834)	$1,024
2013 operating profit	$485	$447	$265	$275	$256	$157	$60	$892	$2,837
% change – 2014 vs. 2013:
As Reported	1.1%	(11.5)%	.4%	(8.4)%	(6.2)%	7.3%	(24.3)%	(193.4)%	(63.9)%
Acquisitions/Divestitures	—%	—%	—%	—%	—%	—%	1.2%	—%	.1%
Integration impact (a)	—%	2.4%	—%	.5%	.9%	.6%	3.1%	8.0%	1.0%
Mark-to-market (b)	—%	—%	—%	—%	—%	—%	—%	(203.3)%	(59.6)%
Project K (c)	8.4%	(6.4)%	.7%	(2.9)%	(19.3)%	(1.6)%	(13.7)%	(28.5)%	(2.7)%
Difference in shipping days (d)	3.4%	1.2%	1.0%	2.4%	1.8%	(1.7)%	(.2)%	(12.9)%	1.6%
Other costs impacting comparability (e)	—%	—%	—%	—%	(.1)%	—%	(.2)%	(22.5)%	(.3)%
Foreign currency impact	.1%	—%	—%	(3.2)%	2.7%	1.5%	(5.3)%	13.3%	(.1)%
Comparable growth (f)	(10.8)%	(8.7)%	(1.3)%	(5.2)%	7.8%	8.5%	(9.2)%	52.5%	(3.9)%

(a)	Includes impact of integration costs associated with the Pringles acquisition.

(b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold and selling, general and administrative expense. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2014, 2013, and 2012. The amounts capitalized at the end of 2013 and 2012 have been recognized in the first quarter of 2014 and 2013, respectively. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.

(c)	Costs incurred related primarily to execution of Project K, a four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. Prior periods presented have been recast to exclude all restructuring and cost reduction activities from comparable results. Previously, only costs associated with Project K were excluded from comparable results.

(d)	Difference in shipping days resulting from 53rd week of business results that occurred in the fourth quarter of 2014.

(e)	Consists of costs related to evaluation of potential acquisitions

(f)	Comparable net sales growth and comparable operating profit growth are non-GAAP measures which are reconciled to the directly comparable measure in accordance with U.S. GAAP within this table. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our comparable operating performance.

U.S. Morning Foods

Comparable net sales for U.S. Morning Foods declined 5.7% as a result of unfavorable volume and pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages.

The cereal category continued to decline through the year despite our continued investments behind category-building programs that started early in the year. Much of our decline in the cereal category has come from Special K® and Kashi®. We experienced weakness in Special K® as it faced headwinds from evolving consumer trends regarding weight management. As a result, we changed the positioning of the brand from a focus on dieting to weight wellness. This focus will stress the role that Special K® plays in a healthy lifestyle. We have also identified areas of focus for Kashi® which is a great brand in a category that is on trend. We have begun the execution of this new positioning for the overall cereal business through the following initiatives:

•	We have launched the See You at Breakfast campaign and the Open for Breakfast digital program designed to help us connect directly with consumers

•	We are revitalizing the Special K® brand and are launching new products such as Special K® Gluten-free and Special K® Protein

•	All Kashi Go-Lean® products will be Non GMO Project Verified

•	All Kashi Heart-to-Heart® products will meet the USDA’s Organic standard

We expect that these actions will have a positive impact on the performance of the Special K® and Kashi® brands, and on the cereal business as a whole. Our plan for investment is long-term and the levels, content, and effectiveness of the support will evolve, and increase over time.

Toaster pastries reported a sales decline for the year as a result of difficult comparisons due to the peanut butter innovations launched in 2013. However we did gain share for the year and introduced a new PB&J innovation in November and we expect this to improve sales results in 2015. Health and wellness bars and beverages each reported a sales decline for the year.

Comparable operating profit in U.S. Morning Foods declined 10.8% due to the unfavorable sales performance and a mid-single-digit increase in cereal brand-building investment. This was partially offset by a decrease in brand-building investment behind health and wellness bars and beverages, and continued cost discipline.

U.S. Snacks

Comparable net sales in U.S. Snacks declined 2.4% as a result of decreased volume partially offset by favorable pricing/mix. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks.

Crackers posted a slight sales increase and gained share as a result of the continued success of Cheez-It® innovations and core products in the Town House®, and Club® brands due to brand-building support and sales execution. Cheez-It®, Town House®, and Club® all reported solid consumption and share gains. The gains in these three brands have been offset by weakness in Special K® Cracker Chips due to similar consumer trends that we have experienced in the cereal category. We have addressed this weakness by launching completely restaged Cracker Chips with new flavors, better flavor and texture profiles, improved packaging, and new positioning. This new product started to arrive in stores in late December.

The bars business declined due to weakness in the Special K® and Fiber Plus® brands. The issues with these brands are similar to what we have experienced in the cereal category. To address these issues we launched new products and activities in the fourth quarter of this year and will launch more new, great-tasting Special K® snack bars with new packaging and new positioning. This activity ties into the initiatives we are launching in other categories and regions around the world. This new product started to arrive in stores in late December. Rice Krispies Treats® and Nutri-grain® both reported consumption gains and gained share as a result of good core growth and innovation. We expect this segment to remain challenging into the first half of 2015.

The cookies business declined resulting in lost share. However we saw share gains from Chips Deluxe® as a result of new co-branded products. We experienced soft performance in our 100-calorie packs business throughout the year. We are migrating consumers to an expanded line of single-serve products, which should help to reduce the impact of the decline in 2015. We also experienced the negative impact of a SKU rationalization initiative with impacts expected to continue into early 2015.

Savory snacks reported mid-single-digit sales growth and held share for the year behind the performance of the core business, Grab ‘n Go, and the new Pringles® Tortilla product.

Comparable operating profit in U.S. Snacks declined by 8.7% due to unfavorable sales performance and net cost inflation. This was partially offset by continued cost discipline.

U.S. Specialty

Comparable net sales in U.S. Specialty declined 1.4% as a result of decreased volume and unfavorable pricing/mix. Sales declines were the result of the negative impact of weather early in the year, supply issues with a co-packer, and an inventory de-load as a customer shifted from warehouse to direct delivery.

Comparable operating profit in U.S. Specialty declined by 1.3% due to the unfavorable sales performance. This was partially offset by cost discipline.

North America Other

Comparable net sales in North America Other (U.S. Frozen and Canada) declined 1.8% due to decreased volume and unfavorable pricing/mix. The U.S. Frozen business reported a decline due to unfavorable comparisons early in the year resulting from strong prior-year growth behind innovation activity and costs later in the year associated with the launch of new products. New Eggo® Bites and Eggo® handheld sandwiches performed well during the year. The combination of the Eggo® handheld sandwiches and good results from our Special K® handheld sandwiches resulted in a double-digit sales increase for our sandwich business during our final quarter of the year. Consumption of Eggo® waffles is improving as we have re-launched the L’Eggo My Eggo® brand-building program and launched Eggo® gluten-free and a new variety of Thick-n-Fluffy waffles. Canada reported a slight increase in sales driven primarily by the snacks business as volumes increased at a low single-digit rate.

Comparable operating profit in North America Other declined 5.2% primarily due to unfavorable sales performance. This was partially offset by continued cost discipline.

Europe

Comparable net sales for Europe declined 0.7% as a result of flat volume and unfavorable pricing/mix. Cereal category consumption remains soft in most developed markets, similar to the cereal category in the U.S. Emerging markets reported good growth for the year in both cereal and snacks. To address the cereal category softness, we executed brand-building activities in the second half of the year and we plan to launch new products and brand-building efforts in the first quarter of 2015. New Special K® advertising has recently gone on air which addresses the recent health and wellness trends that have negatively impacted this brand.

Savory snacks performed well throughout the year, with the final quarter of 2014 reporting the highest sales since we acquired the business. New products are launching, including Pringles® Tortilla, and we have more capacity coming on-line mid-year.

Comparable operating profit in Europe improved 7.8% due to net cost deflation, including strong productivity savings, and decreased brand-building investment. This was partially offset by unfavorable sales performance.

Latin America

Latin America’s comparable net sales improved 3.9% due to favorable pricing/mix which was partially offset by decreased volume. Strong price realization, primarily from Venezuela, has more than offset sales declines early in the year resulting from the volume elasticity impact of the introduction of a new food tax in Mexico. We reported growth in Venezuela, Mercosur, and the Pringles business as well as pricing gains in a majority of our markets. The cereal business posted good results, although we saw some competitive price promotions in Mexico which affected selected segments. The momentum of the savory snacks business continues, driven by strong commercial programs, innovation, and good execution.

Comparable operating profit in Latin America improved by 8.5% due to favorable sales performance which was partially offset by net cost inflation, increased brand-building investment to support innovation and new programs, and increased overhead investment.

Asia Pacific

Comparable net sales in Asia Pacific increased 0.7% as a result of flat volume and favorable pricing/mix. The sales increase was the result of double-digit growth in the Asian markets and high-single-digit growth in the savory snacks business across the region. This sales performance was partially offset by weakness in the Australian cereal category and our performance in South Africa as we conducted construction work early in the year and it took longer than expected to bring the plant back on line.

Comparable operating profit in Asia Pacific declined 9.2% due to the weakness in the Australian cereal category and our performance in South Africa. This was partially offset by cost discipline.

Corporate

Comparable operating profit for Corporate improved as a result of reduced pension costs which was partially offset by increased overhead investments.

2013 compared to 2012

The following table provides an analysis of net sales and operating profit performance for 2013 versus 2012:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2013 net sales	$3,465	$3,534	$1,202	$1,515	$2,860	$1,195	$1,021	$—	$14,792
2012 net sales	$3,533	$3,400	$1,121	$1,485	$2,527	$1,121	$1,010	$—	$14,197
% change – 2013 vs. 2012:
As Reported	(1.9)%	4.0%	7.2%	2.0%	13.2%	6.6%	1.1%	—%	4.2%
Acquisitions/Divestitures (a)	—%	6.9%	3.1%	1.3%	10.3%	3.6%	6.4%	—%	4.6%
Integration impact (b)	—%	—%	—%	(.1)%	—%	—%	(.4)%	—%	—%
Foreign currency impact	—%	—%	—%	(1.4)%	1.2%	(2.5)%	(7.9)%	—%	(.7)%
Comparable growth (e)	(1.9)%	(2.9)%	4.1%	2.2%	1.7%	5.5%	3.0%	—%	.3%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2013 operating profit	$485	$447	$265	$275	$256	$157	$60	$892	$2,837
2012 operating profit	$588	$476	$241	$265	$261	$167	$85	$(521)	$1,562
% change – 2013 vs. 2012:
As Reported	(17.4)%	(6.1)%	9.9%	3.6%	(2.0)%	(5.8)%	(29.9)%	271.1%	81.6%
Acquisitions/Divestitures (a)	—%	7.2%	3.2%	1.1%	6.3%	4.1%	7.9%	(6.3)%	3.6%
Integration impact (b)	—%	1.4%	—%	(.5)%	(3.1)%	(.1)%	(7.2)%	9.5%	.7%
Mark-to-market (c)	—%	—%	—%	—%	—%	—%	—%	250.2%	87.7%
Project K (d)	(15.8)%	(4.6)%	(1.5)%	(1.8)%	(8.8)%	(2.2)%	(17.4)%	(44.6)%	(9.6)%
Foreign currency impact	—%	—%	—%	(1.7)%	(.7)%	(7.2)%	(11.1)%	(.7)%	(1.4)%
Comparable growth (e)	(1.6)%	(10.1)%	8.2%	6.5%	4.3%	(.4)%	(2.1)%	63.0%	.6%

(a)	Impact of results for the year ended December 28, 2013 and December 29, 2012 from the acquisition of Pringles and the divestiture of Navigable Foods.

(b)	Includes impact of integration costs associated with the Pringles acquisition.

(c)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold and selling, general and administrative expense. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2013, 2012, and 2011. The amounts capitalized at the end of 2012 and 2011 have been recognized in the first quarter of 2013 and 2012, respectively. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.

(d)	Costs incurred related primarily to execution of Project K, a four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. Prior periods presented have been recast to exclude all restructuring and cost reduction activities from comparable results. Previously, only costs associated with Project K were excluded from comparable results.

(e)	Comparable net sales growth and comparable operating profit growth are non-GAAP measures which are reconciled to the directly comparable measure in accordance with U.S. GAAP within this table. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our comparable operating performance.

U.S. Morning Foods

Comparable net sales for U.S. Morning Foods declined 1.9% as a result of unfavorable volume and flat pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages. Cereal category growth was challenging throughout the year due to the timing of innovation, weakness in the adult segment of the portfolio and reduced retailer inventories. Despite this category performance, Raisin Bran® posted a solid consumption increase behind good innovation and advertising that resonated with consumers, and Froot Loops® posted consumption growth as a result of innovation launched during the year. Toaster pastries reported solid growth behind innovations which resulted in consumption and share gains for the year. Beverages continued to report increased consumption resulting from expanded distribution.

Comparable operating profit for U.S. Morning Foods declined due to increased commodity costs being partially offset by overhead cost containment, reduced consumer promotion investment, and the favorable impact of lapping a 2012 product recall.

U.S. Snacks

Comparable net sales in U.S. Snacks declined by 2.9% as a result of unfavorable volume which was partially offset by favorable pricing/mix. This business consists of crackers, cereal bars, cookies, savory snacks and fruit-flavored snacks. The sales decline was the result of lower shipments in crackers, cereal bars, cookies, and fruit-flavored snacks. Crackers decline was the result of Special K Cracker Chips® lapping a strong year-ago launch. This decline was partially offset with innovations by the Cheez-it® and Town House® brands. Sales declined in cereal bars across most brands. Cereal bars reported gains in Nutri-Grain® and Rice KrispiesTreats® where we invested behind innovations. Cookies sales declined for the year. This was partially driven by reductions in retailer inventories and strong competitor actions resulting in weakness across many of our brands. Savory snacks reported a solid sales increase for the year as Pringles® consumption gains continued throughout the year.

Comparable operating profit for U.S. Snacks declined due to significantly increased commodity costs, being partially offset by reduced advertising investment, reduced consumer promotion investment, and overhead cost containment.

U.S. Specialty

Comparable net sales in U.S. Specialty increased by 4.1% as a result of favorable pricing/mix and volume. Sales growth was due to strong results from innovation launches, expanded points of distribution, and pricing.

Comparable operating profit for U.S. Specialty increased due to favorable pricing, flat commodity costs, and reduced advertising investment.

North America Other

Comparable net sales in North America Other (U.S. Frozen and Canada) increased by 2.2% due to favorable pricing/mix and volume. Sales growth was the result of our U.S. Frozen business posting solid growth for the year while gaining share as a result of increased brand-building support behind innovation activity.

Comparable operating profit for North America Other increased due to favorable pricing and overhead cost containment which was partially offset by slight increases in commodity costs and increased brand-building investment.

Europe

Comparable net sales in Europe increased 1.7% for the year driven by increased volume and favorable pricing/mix. Competitive conditions in Europe remained challenging. The cereal category in the UK continued to be difficult, although new Crunchy Nut® granola contributed to sales and Crunchy Nut®, Rice Krispies®, and Corn Flakes® all gained share. We also posted sales growth in the Mediterranean/Middle East businesses and in Russia and were pleased with results in these developing growth regions.

Comparable operating profit in Europe improved due to reduced investment in consumer promotions and advertising along with overhead cost containment. These benefits were partially offset by increased commodity costs.

Latin America

Comparable net sales in Latin America increased 5.5% due to a strong increase in pricing/mix partially offset by a decline in volume. Latin America experienced growth in both cereal and snacks. Cereal performed very well in Venezuela and Brazil. The Snacks business growth was primarily the result of strong results from our Pringles® brand.

Comparable operating profit in Latin America’s comparable operating profit declined due to the impact of a supply disruption in our Venezuela business due to the difficult operating environment and increased overhead investment. This was partially offset by favorable price realization and reduced advertising investment.

Asia Pacific

Comparable net sales in Asia Pacific grew 3.0% as a result of favorable volume partially offset by unfavorable pricing/mix. Asia Pacific’s growth was driven by solid cereal performance in India, Southeast Asia, and Japan. In addition, the snacks business reported strong performance behind the Pringles® brand. The Australia business experienced declines in the cereal business and gains in the snacks business.

Comparable operating profit in Asia Pacific declined due to unfavorable price realization and increased overhead investment. This was partially offset by sales growth and reduced brand-building investment.

Corporate

Comparable operating profit for Corporate improved as a result of reduced pension costs incurred resulting from the combination of lower interest cost and higher expected return on assets for the plans.

Margin performance

Margin performance was as follows:

				Change vs. prior year (pts.)
	2014	2013	2012	2014	2013
Reported gross margin (a)	34.7%	41.3%	38.3%	(6.6)	3.0
Integration costs (COGS) (b)	(.2)%	(.1)%	—%	(.1)	(.1)
Mark-to-market (COGS) (c)	(3.0)%	3.4%	(1.8)%	(6.4)	5.2
Project K (COGS) (d)	(1.0)%	(1.3)%	(.3)%	.3	(1.0)
Difference in shipping days (e)	—%	—%	—%	—	—
Other costs impacting comparability (COGS) (f)	—%	—%	—%	—	—
Comparable gross margin (g)	38.9%	39.3%	40.4%	(0.4)	(1.1)
Reported SGA%	(27.7)%	(22.1)%	(27.3)%	(5.6)	5.2
Integration costs (SGA) (b)	(.1)%	(.3)%	(.5)%	.2	.2
Mark-to-market (SGA) (c)	(2.4)%	3.0%	(1.4)%	(5.4)	4.4
Project K (SGA) (d)	(1.0)%	(.4)%	(.1)%	(.6)	(.3)
Difference in shipping days (SGA) (e)	—%	—%	—%	—	—
Other costs impacting comparability (SGA) (f)	—%	—%	—%	—	—
Comparable SGA% (g)	(24.2)%	(24.4)%	(25.3)%	.2	.9
Reported operating margin	7.0%	19.2%	11.0%	(12.2)	8.2
Integration costs (b)	(.3)%	(.4)%	(.5)%	.1	.1
Mark-to-market (c)	(5.4)%	6.4%	(3.2)%	(11.8)	9.6
Project K (d)	(2.0)%	(1.7)%	(.4)%	(.3)	(1.3)
Difference in shipping days (e)	—%	—%	—%	—	—
Other costs impacting comparability (f)	—%	—%	—%	—	—
Comparable operating margin (g)	14.7%	14.9%	15.1%	(.2)	(.2)

(a)	Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

(b)	Includes impact of integration costs associated with the Pringles acquisition.

(c)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold and selling, general and administrative expense. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2014, 2013, 2012 and 2011. The amounts capitalized at the end of 2013, 2012 and 2011 have been recognized in the first quarter of 2014, 2013 and 2012, respectively. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.

(d)	Costs incurred related primarily to execution of Project K, a four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. Prior periods presented have been recast to exclude all restructuring and cost reduction activities from comparable results. Previously, only costs associated with Project K were excluded from comparable results.

(e)	Difference in shipping days resulting from 53rd week of business results that occurred in the fourth quarter of 2014.

(f)	Consists of costs related to evaluation of potential acquisitions.

(g)	Comparable gross margin, comparable SGA%, and comparable operating margin are non-GAAP measures which are reconciled to the directly comparable measure in accordance with U.S. GAAP within this table. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our comparable operating performance.

Comparable gross margin declined by 40 basis points in 2014 due to the impact of inflation, net of productivity savings, and lower production volume resulting from soft sales performance. Comparable SG&A% improved by 20 basis points as a result of continued discipline in overhead control.

Comparable gross margin declined by 110 basis points in 2013 due to the impact of inflation, net of productivity savings, lower operating leverage due to lower sales volume, and the impact of the lower margin structure of the Pringles business. Comparable SG&A% improved by 90 basis points as a result of favorable overhead leverage and synergies resulting from the Pringles acquisition, as well as reduced investment in consumer promotions.

Our comparable gross profit, comparable SGA, and comparable operating profit measures are reconciled to the directly comparable U.S. GAAP measures as follows:

(dollars in millions)	2014	2013	2012
Reported gross profit (a)	$5,063	$6,103	$5,434
Integration costs (primarily COGS) (b)	(23)	(20)	(3)
Mark-to-market (COGS) (c)	(438)	510	(259)
Project K (primarily COGS) (d)	(154)	(195)	(43)
Difference in shipping days (COGS) (e)	80	—	—
Comparable gross profit (g)	$5,598	$5,808	$5,739
Reported SGA	$4,039	$3,266	$3,872
Integration costs (SGA) (b)	(20)	(45)	(73)
Mark-to-market (SGA) (c)	(346)	437	(193)
Project K (SGA) (d)	(144)	(55)	(13)
Difference in shipping days (SGA) (e)	(44)	—	—
Other costs impacting comparability (SGA) (f)	(6)	—	—
Comparable SGA (g)	$3,479	$3,603	$3,593
Reported operating profit	$1,024	$2,837	$1,562
Integration costs (b)	(43)	(65)	(76)
Mark-to-market (c)	(784)	947	(452)
Project K (d)	(298)	(250)	(56)
Difference in shipping days (e)	36	—	—
Other costs impacting comparability (f)	(6)	—	—
Comparable operating profit (g)	$2,119	$2,205	$2,146

(a)	Gross profit is equal to net sales less cost of goods sold.

(b)	Includes impact of integration costs associated with the Pringles acquisition.

(c)

Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in cost of goods sold and selling, general and administrative expense. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2014, 2013, 2012 and 2011. The amounts capitalized at the end of 2013, 2012 and 2011 have been recognized in the first quarter of 2014, 2013 and 2012, respectively. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.

(d)	Costs incurred related primarily to execution of Project K, a four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories. Prior periods presented have been recast to exclude all restructuring and cost reduction activities from comparable results. Previously, only costs associated with Project K were excluded from comparable results.

(e)	Difference in shipping days resulting from 53rd week of business results that occurred in the fourth quarter of 2014.

(f)	Consists of costs related to evaluation of potential acquisitions.

(g)	Comparable gross profit, comparable SGA, and comparable operating profit are non-GAAP measures which are reconciled to the directly comparable measures in accordance with U.S. GAAP within this table. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our comparable operating performance.

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

Project K

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

The focus of the program is to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.

We currently anticipate that the program will result in total pre-tax charges, once all phases are approved and implemented, of $1.2 to $1.4 billion, with after-tax cash costs, including incremental capital expenditures, estimated to be $900 million to $1.1 billion. Cash expenditures, after tax and including incremental capital, of approximately $300 million have been incurred since inception of the program. Total cash expenditures, as defined, are expected to be approximately $350 million in 2015 and the balance of $250 to $450 million thereafter. We currently expect the charges will consist of asset-related costs totaling $450 to $500 million which will consist primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs totaling $425 to $475 million which will include severance, pension and other termination benefits; and other costs totaling $325 to $425 million which will consist primarily of charges related to the design and implementation of global business capabilities. A significant portion of other costs are the result of the implementation of global business service centers which are intended to simplify and standardize business support processes. The timing and costs of these projects may change over time.

We expect annual cost savings generated from Project K will be approximately $425 to $475 million by 2018, with approximately two-thirds of the cost savings to be realized in cost of goods sold. We have realized approximately $80 million of savings since the inception of the program and expect $90 to $100 million of savings in 2015, approximately two-thirds of which will come from cost of goods sold. Cost savings will be reinvested into the business through additional investments in advertising, in-store execution, and in the design and quality of our products. We will also invest in production capacity in developing and emerging markets, and in global category teams.

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

We also expect that the project will have an impact on our consolidated effective income tax rate during the execution of the project due to the timing of charges being taken in different tax jurisdictions. The impact of this project on our consolidated effective income tax rate will be excluded from the comparable income tax rate that will be disclosed on a quarterly basis.

We currently expect that total pre-tax charges related to Project K will impact reportable segments as follows: U.S. Morning Foods (approximately 18%), U.S. Snacks (approximately 12%), U.S. Specialty (approximately 1%), North America Other (approximately 5%), Europe (approximately 13%), Latin America (approximately 3%), Asia-Pacific (approximately 6%), and Corporate (approximately 42%). A majority of the costs impacting Corporate relate to additional initiatives to be approved and executed in the future. When these initiatives are fully defined and approved, we will update estimated costs by reportable segment as needed.

Since inception of Project K, we have recognized charges of $506 million that have been attributed to the program. The charges comprised of $2 million as a reduction of revenue, $326 million being recorded in COGS and $178 million recorded in SGA. Total charges for Project K in 2015 are expected to be approximately $400 to $450 million.

All Projects

During 2014, we recorded $298 million of charges associated with all cost reduction initiatives. The charges were comprised of $2 million being recorded as a reduction of revenue, $152 million being recorded in COGS and $144 million recorded in SGA expense.

We recorded $250 million of costs in 2013 associated with all cost reduction initiatives. The charges were comprised of $195 million being recorded in COGS and $55 million recorded in SGA expense.

During 2012, we recorded $56 million of costs associated with other cost reduction initiatives. The charges were comprised of $43 million being recorded in COGS and $13 million recorded in SGA expense.

The tables below provide the details for the charges incurred during 2014, 2013 and 2012 and program costs to date for programs currently active as of January 3, 2015.

				Program costs to date
(millions)	2014	2013	2012	January 3, 2015
Employee related costs	$90	$114	$—	$197
Asset related costs	37	10	4	43
Asset impairment	21	70	17	87
Other costs	150	56	35	179
Total	$298	$250	$56	$506

				Program costs to date
(millions)	2014	2013	2012	January 3, 2015
U.S. Morning Foods	$60	$109	$16	$160
U.S. Snacks	57	30	10	76
U.S. Specialty	3	5	1	6
North America Other	18	11	6	27
Europe	80	27	3	99
Latin America	8	5	2	12
Asia Pacific	37	32	18	61
Corporate	35	31	—	65
Total	$298	$250	$56	$506

Employee related costs consisted of severance and pension charges. Asset impairments were recorded for fixed assets that were determined to be impaired and were written down to their estimated fair value. See Note 12 for more information. Asset related costs consist primarily of accelerated depreciation. Other costs incurred consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

At January 3, 2015 total exit cost reserves were $110 million, related to severance payments and other costs of which a substantial portion will be paid in 2015 and 2016. The following table provides details for exit cost reserves.

(millions)	Employee Related Costs	Asset Impairment	Other Asset Related Costs	Other Costs	Total
Liability as of December 28, 2013	$66	$—	$—	$12	$78
2014 restructuring charges	90	21	37	150	298
Cash payments	(84)	—	(24)	(148)	(256)
Non-cash charges and other (a)	24	(21)	(13)	—	(10)
Liability as of January 3, 2015	$96	$—	$—	$14	$110

(a)	Employee related non-cash charges consist of pension curtailment benefit.

Foreign currency translation

The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily in the euro, British pound, Mexican peso, Australian dollar, Canadian dollar, Venezuelan bolivar fuerte, and Russian ruble. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.

Interest expense

Annual interest expense is illustrated in the following table. The declines in both 2014 and 2013 were primarily due to refinancing of maturing long-term debt at lower interest rates and lower interest rates on long-term debt which has effectively been converted to floating rate obligations through the use of interest rate swaps. Interest income (recorded in other income (expense), net) was (in millions), 2014-$8; 2013-$7; 2012-$9. We currently expect that our 2015 gross interest expense will be approximately $215 to $225 million.

(dollars in millions)				Change vs. prior year
	2014	2013	2012	2014	2013
Reported interest expense	$209	$235	$261
Amounts capitalized	5	2	2
Gross interest expense	$214	$237	$263	-9.7%	-9.9%

Income taxes

Our reported effective tax rates for 2014, 2013 and 2012 were 22.6%, 30.4% and 27.4% respectively. Comparable effective tax rates for 2014, 2013 and 2012 were 28.2%, 28.4%, and 28.4%, respectively. The impact of discrete adjustments on the reported effective income tax rate was a reduction of 6 percentage points for 2014, less than 1 percentage point reduction for 2013, and a reduction of 3 percentage points for 2012.

The 2014 effective income tax rate benefited from the mark-to-market loss recorded for our pension plans. The 2012 effective income tax rate benefited from the elimination of a tax liability related to certain international earnings now considered indefinitely reinvested. Refer to Note 11 within Notes to Consolidated Financial Statements for further information. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory tax rates. Additionally, the rate could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

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

As of January 3, 2015 and December 28, 2013, we had $257 million and $255 million, respectively, of cash and cash equivalents held in international jurisdictions which will be used to fund capital and other cash requirements of international operations. These amounts include $68 million and $42 million at January 3, 2015 and December 28, 2013, respectively, subject to currency exchange controls in Venezuela, limiting the total amount of cash and cash equivalents held by our foreign subsidiaries that can be repatriated at any particular point in time.

The following table sets forth a summary of our cash flows:

(dollars in millions)	2014	2013	2012
Net cash provided by (used in):
Operating activities	$1,793	$1,807	$1,758
Investing activities	(573)	(641)	(3,245)
Financing activities	(1,063)	(1,141)	1,317
Effect of exchange rates on cash and cash equivalents	13	(33)	(9)
Net increase (decrease) in cash and cash equivalents	$170	$(8)	$(179)

Operating activities

The principal source of our operating cash flows is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Our net cash provided by operating activities for 2014 amounted to $1,793 million, a decrease of $14 million compared with 2013. The decrease compared to the prior year is the result of the negative impact of Project K cash requirements totaling $256 million, partially offset by improved performance in core working capital, which includes the positive impact of a supplier financing initiative of approximately $210 million. Our net cash provided by operating activities for 2013 amounted to $1,807 million, an increase of $49 million compared with 2012, reflecting improved performance in core and other working capital.

Our cash conversion cycle (defined as days of inventory, excluding inventoriable mark-to-market pension costs, and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 27 days and 30 days for 2014 and

2013, respectively. Core working capital in 2014 averaged 7.6% of net sales, compared to 7.8% in both 2013 and 2012. Core working capital in 2014 showed improvements in days of inventory on hand (excluding inventoriable mark-to-market pension costs) and days of trade payables outstanding which includes the positive impact of a supplier financing initiative, partially offset by higher trade receivables.

Our total pension and postretirement benefit plan funding amounted to $53 million, $48 million and $51 million, in 2014, 2013 and 2012, respectively.

The Pension Protection Act (PPA), and subsequent regulations, determines defined benefit plan minimum funding requirements in the United States. We believe that we will not be required to make any contributions under PPA requirements until 2021 or beyond. Our projections concerning timing of PPA funding requirements are subject to change primarily based on general market conditions affecting trust asset performance, future discount rates based on average yields of high quality corporate bonds and our decisions regarding certain elective provisions of the PPA.

We currently project that we will make total U.S. and foreign benefit plan contributions in 2015 of approximately $55 million. Actual 2015 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.

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

(dollars in millions)	2014	2013	2012
Net cash provided by operating activities	$1,793	$1,807	$1,758
Additions to properties	(582)	(637)	(533)
Cash flow	$1,211	$1,170	$1,225
year-over-year change	3.5%	(4.5)%

The increase in cash flow (as defined) in 2014 compared to 2013 was due primarily to lower capital expenditures and improved core working capital partially offset by the negative impact of Project K cash requirements. The decrease in cash flow in 2013 compared to 2012 was due primarily to higher capital expenditures.

Investing activities

Our net cash used in investing activities for 2014 amounted to $573 million, a decrease of $68 million compared with 2013 primarily attributable to lower capital expenditures.

Capital spending in 2014 included investments in our supply chain infrastructure, and to support capacity requirements in certain markets and products, including India and Pringles.

Net cash used in investing activities of $641 million in 2013 decreased by $2,604 million compared with 2012, due to the acquisition of Pringles in 2012.

Cash paid for additions to properties as a percentage of net sales has decreased to 4.0% in 2014, from 4.3% in 2013, which was an increase from 3.8% in 2012.

Financing activities

Our net cash used by financing activities was $1,063 million and $1,141 million for 2014 and 2013, respectively compared to net cash provided by financing activities of $1,317 million for 2012. The use of cash in financing activities in 2014 and 2013 compared to the providing of cash from financing activities in 2012, was primarily due to the issuance of debt related to the acquisition of Pringles.

Total debt was $7.4 billion at both year-end 2014 and 2013.

In March 2014, we redeemed $150 million of our 4.00% U.S. Dollar Notes due 2020, $342 million of our 3.125% U.S. Dollar Notes due 2022 and $189 million of our 2.75% U.S. Dollar Notes due 2023. In connection with the debt redemption, we incurred $1 million of interest expense, offset by $8 million of accelerated gains on interest rate hedges previously recorded in accumulated other comprehensive income, and incurred $5 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer.

In May 2014, we issued €500 million of seven-year 1.75% Euro Notes due 2021, using the proceeds for general corporate purposes, which included repayment of a portion of our commercial paper borrowings.

In May 2014, we issued Cdn. $300 million of three-year 2.05% Canadian Dollar Notes due 2017, using the proceeds, together with cash on hand, to repay our Cdn. $300 million, 2.10% Notes due May 2014 at maturity.

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

In April 2010, our board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $2.5 billion during 2010 through 2012. Under this program, we repurchased approximately 1 million shares of common stock for $63 million during 2012.

In December 2012, our board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $300 million during 2013. In April 2013, the board of directors approved a $1 billion share repurchase program expiring in April 2014. In February 2014, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. During 2014, we purchased 11 million shares totaling $690 million. In May 2013, we entered into an Accelerated Share Repurchase (ASR) Agreement with a financial institution counterparty and paid $355 million for the purchase of shares during the term of the agreement which extended through August 2013. The total number of shares delivered upon settlement of the ASR was based upon the volume weighted average price of the Company’s stock over the term of the agreement. Total shares purchased in 2013, including shares delivered under the ASR, amounted to approximately 9 million shares totaling $544 million.

We paid quarterly dividends to shareholders totaling $1.90 per share in 2014, $1.80 per share in 2013 and $1.74 per share in 2012. Total cash paid for dividends increased by 4.0% in 2014 and 5.0% in 2013. In February 2015, the board of directors declared a dividend of $.49 per common share, payable on March 18, 2015 to shareholders of record at the close of business on March 6, 2015.

In February 2014, we entered into an unsecured Five-Year Credit Agreement to replace the existing unsecured Four-Year Credit Agreement, which would have expired in March 2015. The Five-Year Credit Agreement allows us to borrow, on a revolving credit basis, up to $2.0 billion.

Our long-term debt agreements contain customary covenants that limit Kellogg Company and some of its subsidiaries from incurring certain liens or from entering into certain sale and lease-back transactions. Some agreements also contain change in control provisions. However, they do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in our credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our Five-Year Credit Agreement, which expires in February 2019. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it.

We monitor the financial strength of our third-party financial institutions, including those that hold our cash and cash equivalents as well as those who serve as counterparties to our credit facilities, our derivative financial instruments, and other arrangements.

We are in compliance with all covenants as of January 3, 2015. We continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected bolt-on acquisitions. This will be accomplished through our strong cash flow, our short-term borrowings, and our maintenance of credit facilities on a global basis.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

Off-balance sheet arrangements

As of January 3, 2015 and December 28, 2013 we did not have any material off-balance sheet arrangements.

Contractual obligations

The following table summarizes our contractual obligations at January 3, 2015:

Contractual obligations	Payments due by period
(millions)	Total	2015	2016	2017	2018	2019	2020 and beyond
Long-term debt:
Principal	$6,548	$607	1,256	$661	$402	$501	$3,121
Interest (a)	2,018	217	203	177	169	165	1,087
Capital leases (b)	6	1	1	1	1	1	1
Operating leases (c)	721	176	157	119	90	64	115
Purchase obligations (d)	1,396	1,103	278	11	1	2	1
Uncertain tax positions (e)	9	9	—	—	—	—	—
Other long-term obligations (f)	587	132	76	56	58	61	204
Total	$11,285	$2,245	$1,971	$1,025	$721	$794	$4,529

(a)	Includes interest payments on our long-term debt and payments on our interest rate swaps. Interest calculated on our variable rate debt was forecasted using the LIBOR forward rate curve as of January 3, 2015.

(b)	The total expected cash payments on our capital leases include interest expense totaling approximately $1 million over the periods presented above.

(c)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.

(d)	Purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2014, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(e)	As of January 3, 2015, our total liability for uncertain tax positions was $78 million, of which $9 million is expected to be paid in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $69 million.

(f)	Other long-term obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2014 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2020 as follows: 2015-$55; 2016-$39; 2017-$40; 2018-$41; 2019-$41; 2020-$41.

CRITICAL ACCOUNTING ESTIMATES

Promotional expenditures

Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally insignificant and recognized as a change in management estimate in a subsequent period. On a full-year basis, these subsequent period adjustments represent approximately 0.3% of our company’s net sales. However, our company’s total promotional expenditures (including amounts classified as a revenue reduction) are significant, so it is likely our results would be materially different if different assumptions or conditions were to prevail.

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

At January 3, 2015, we have property, plant and equipment of $3.8 billion, net of accumulated depreciation, on our balance sheet. Included in this amount are approximately $79 million of idle assets.

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

Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. For the 2014 goodwill impairment test, the fair value of the reporting units was estimated based on market multiples. Our approach employs market multiples based on earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings for companies comparable to our reporting units. In the event the fair value determined using the market multiples approach is close to the carrying value, we may also supplement our fair value determination using discounted cash flows. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units.

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

At January 3, 2015, goodwill and other intangible assets amounted to $7.3 billion, consisting primarily of goodwill and brands associated with the 2001 acquisition of Keebler Foods Company and the 2012 acquisition of Pringles. Within this total, approximately $2.2 billion of non-goodwill intangible assets were classified as indefinite-lived, comprised principally of Keebler and Pringles trademarks. We currently believe that the fair value of our goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to our cash flows. The percentage of excess fair value over carrying value of the U.S. Snacks reporting unit was approximately 59% and 57% in 2014 and 2013, respectively. However, if we had used materially different assumptions, which we do not believe are reasonably possible, regarding the future performance of our business or a different market multiple in the valuation, this could have resulted in significant impairment losses. Additionally, we have $33 million of goodwill related to our 2008 acquisition of United Bakers in Russia. The percentage of excess fair value over carrying value of the Russian reporting unit was approximately 35% in 2014 and 2013. If we used modestly different assumptions regarding sales multiples and EBITDA in the valuation, this could have resulted in an impairment loss. For example, if our projection of EBITDA margins had been lower by 400 basis points, this change in assumption may have resulted in impairment of some or all of the goodwill in the Russian reporting unit. Management will continue to monitor the situation closely.

Retirement benefits

Our company sponsors a number of U.S. and foreign defined benefit employee pension plans and also provides retiree health care and other welfare benefits in the United States and Canada. Plan funding strategies are influenced by tax regulations and asset return performance. A substantial majority of plan assets are invested in a globally diversified portfolio of equity securities with smaller holdings of debt securities and other investments. We recognize the cost of benefits provided during retirement over the employees’ active working life to determine the obligations and expense related to our retiree benefit plans. Inherent in this concept is the requirement to use various actuarial assumptions to predict and measure costs and obligations many years prior to the settlement date. Major actuarial assumptions that require significant management judgment and have a material impact on the measurement of our consolidated benefits expense and accumulated obligation include the long-term rates of return on plan assets, the health care cost trend rates, the mortality table and improvement scale, and the interest rates used to discount the obligations for our major plans, which cover employees in the United States, United Kingdom and Canada.

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

To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 69% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis and future return expectations. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return have generally not been revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2015 of 8.5% equates to approximately the 57th percentile expectation of our model. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 31% of our global benefit plan assets.

Based on consolidated benefit plan assets at January 3, 2015, a 100 basis point increase or decrease in the assumed rate of return would correspondingly increase or decrease 2015 benefits expense by approximately $60 million. For each of the three fiscal years, our actual return on plan assets exceeded (was less than) the recognized assumed return by the following amounts (in millions): 2014-$(41); 2013-$545; 2012–$211.

To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components in our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 4.71%, our initial trend rate for 2015 of 5.00% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 0.25% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at January 3, 2015, a 100 basis point increase in the assumed health care cost trend rates would increase 2015 benefits expense by approximately $15 million and generate an immediate loss recognition of $169 million. A 100 basis point excess of 2015 actual health care claims cost over that calculated from the assumed trend rate would result in an experience loss of approximately $9 million and would increase 2015 expense by $0.4 million. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience gain arising from recognition of 2014 claims experience was approximately $20 million.

Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. On October 27, 2014, the Society of Actuaries’ (SOA) published updated mortality tables and an updated improvement scale, which both reflect improved longevity. In determining the appropriate mortality assumptions as of January 3, 2015, we considered the SOA’s updated mortality tables as well as other mortality information available from the Social Security Administration to develop assumptions aligned with our expectation of future improvement rates. The change to the mortality assumption increased the year-end pension and postretirement benefit obligations by $126 million and $33 million, respectively.

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

Based on consolidated obligations at January 3, 2015, a 25 basis point decline in the weighted-average discount rate used for benefit plan measurement purposes would increase 2015 benefits expense by approximately $3 million and would result in an immediate loss recognition of $263 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.

Despite the previously-described rigorous policies for selecting major actuarial assumptions, we periodically experience material differences between assumed and actual experience. During 2014, we recognized a net actuarial loss of approximately $918 million compared to a net actuarial gain of approximately $1,097 million in 2013. Of the total net loss recognized in 2014, approximately $911 million was related primarily to unfavorable changes in the discount rate and mortality assumptions, $41 million was related to asset losses and $(34) million was related to a discrete benefit resulting from certain events affecting our benefit programs. Of the $1,097 million net gain recognized in 2013, approximately $552 million was related to favorable changes in the discount rate, and $545 million of asset gains.

During 2014, we made contributions in the amount of $37 million to Kellogg’s global tax-qualified pension programs. This amount was mostly non-discretionary. Additionally we contributed $16 million to our retiree medical programs.

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

FUTURE OUTLOOK

We expect during 2015 that Project K will enable us to begin to increase investment in certain businesses and the categories in which we compete. We expect comparable net sales growth to be approximately flat; comparable gross margin to be up slightly due to net cost deflation; comparable operating profit to decline by 2 to 4 percent; and currency-neutral comparable EPS to be in a range from flat to down 2 percent.

As a result of 2014 incentive compensation being reduced to align with performance and the anticipated re-establishment of usual incentive compensation levels in 2015, we expect that increased incentive compensation will result in a 3%-4% headwind for full-year results in 2015.

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

Foreign exchange risk

Our company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany transactions, and when applicable, nonfunctional currency denominated third-party debt. Our company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, our company is exposed to volatility in the translation of foreign currency denominated earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the euro, British pound, Mexican peso, Australian dollar, Canadian dollar, Venezuelan bolivar fuerte, and Russian ruble, and in the case of inter-subsidiary transactions, the British pound versus the euro. We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements may be established in conjunction with the term of underlying debt issuances.

The total notional amount of foreign currency derivative instruments at year-end 2014 was $764 million, representing a settlement receivable of $23 million. The total notional amount of foreign currency derivative instruments at year-end 2013 was $517 million, representing a settlement obligation of $1 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities, and mature within 18 months. Assuming an unfavorable 10% change in year-end exchange rates, the settlement receivable would have become a settlement obligation of $53 million at year-end 2014 and the settlement obligation at year-end 2013 would have increased by approximately $52 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. In February 2013, the Venezuelan government announced a 46.5% devaluation of the official CADIVI (now named CENCOEX) exchange rate from 4.3 bolivars to 6.3 bolivars to the U.S. dollar. Additionally, the Transaction System for Foreign Currency Denominated Securities (SITME), used between May 2010 and January 2013 to translate our Venezuelan subsidiary’s financial statements to U.S. dollars, was eliminated. Accordingly, in February 2013 we began using the CENCOEX exchange rate to translate our Venezuelan subsidiary’s financial statements to U.S. dollars and in 2013, we recognized a $15 million charge as a result of the devaluation of the CENCOEX exchange rate. The CENCOEX exchange is restricted to some raw materials, finished goods, and machinery for sectors considered as national priorities, which is primarily food and medicines.

In March, 2013, the Venezuelan government announced a new auction-based currency transaction program referred to as SICAD1. SICAD1 allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions, with the minimum exchange rate to be offered being 6.3 bolivars to the U.S. dollar. As of January 3, 2015, the published SICAD1 rate offered was 12.0 bolivars to the U.S. dollar and availability of U.S. dollars at either exchange rate continues to be limited.

In January, 2014, the Venezuelan government announced the expansion of the SICAD1 auction program to prospective dividends and royalties and new profit margin controls. As our Venezuelan subsidiary declares dividends or pays royalties in the future, based on the availability of U.S. dollars exchanged under the SICAD1 program, the realized exchange losses on payments made in U.S. dollars would be recognized in earnings. On profit margin controls, we continue to ensure we are complying with the requirements.

In February 2014, the Venezuelan government announced plans to launch a third foreign exchange mechanism, known as SICAD2, which became operational on March 24, 2014. SICAD2 relies on U.S. dollar cash and U.S. dollar denominated bonds offered by the Venezuelan Central Bank, PDVSA (the national oil and gas company) and private companies. The Venezuelan government has allowed that all industry sectors will be able to access SICAD2 and indicated that its use will not be restricted as to purpose. As of January 3, 2015, the published SICAD2 rate was 51.0 bolivars to the U.S. dollar.

In February 2015, the Venezuelan government announced plans to launch a new foreign exchange mechanism, known as SIMADI, which is expected to become operational in 2015. The SIMADI exchange mechanism, which will replace SICAD2, has been reported to be an open market in which rates will be determined based on supply and demand.

In light of the current difficult macroeconomic environment in Venezuela, we continue to monitor and actively manage our investment and exposures in Venezuela. Our Venezuelan business does not rely heavily on imports and when items are imported, they are largely exchanged at the CENCOEX rate. As of January 3, 2015 we translated our Venezuelan subsidiary’s financial statements to U.S. dollars using the CENCOEX exchange rate. We will continue to monitor local conditions, our continued ability to obtain U.S. dollars at the CENCOEX exchange rate, and the use, if applicable, of the SICAD1, SICAD2 or SIMADI, once operational, mechanisms to determine the appropriate rate for translation. For fiscal year 2014, Venezuela represented approximately 2% of total net sales and 3% of total comparable operating profit. As of January 3, 2015, our net monetary assets denominated in the Venezuelan bolivar were approximately $100 million in U.S. dollars applying the CENCOEX exchange rate. If the CENCOEX exchange rate were to devalue further or if the currently less favorable SICAD1 exchange rate were extended to apply to a greater portion of our net monetary assets in Venezuela, we would recognize a devaluation charge in earnings. The potential unfavorable fully diluted EPS impact of adopting the SICAD1 exchange rate, at the current rate of 12.0 bolivars to the U.S. dollar, would be approximately $.12 for the revaluation of our net monetary assets denominated in the Venezuelan bolivar at January 3, 2015 and approximately $.06 for the translation of forecasted after-tax operating profit during 2015. The potential unfavorable fully diluted EPS impact of adopting the SICAD2 exchange rate, at the current rate of 51.0 bolivars to the U.S. dollar, would be approximately $.21 for the revaluation of our net monetary assets denominated in the Venezuelan bolivar at January 3, 2015 and approximately $.12 for the translation of forecasted after-tax operating profit during 2015. We continue to monitor the currency developments in Venezuela and take protective measures against currency devaluation which may include converting monetary assets into non-monetary assets which we can use in our business.

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

In 2014 and prior years we entered into interest rate swaps in connection with certain U.S. Dollar Notes. Refer to disclosures contained in Note 6 within Notes to Consolidated Financial Statements. During 2014, we entered into forward starting interest swaps with notional amounts totaling €500 million (approximately $600 million USD as of January 3, 2015), as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt to be used for general corporate purposes. These swaps were designated as cash flow hedges.

The total notional amount of interest rate swaps at year-end 2014 was $3 billion, representing a settlement obligation of $12 million. The total notional amount of interest rate swaps at year-end 2013 was $2.4 billion, representing a settlement obligation of $59 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $36 million at year-end 2014 and $35 million at year-end 2013.

Price risk

Our company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, soybean oil, sugar, cocoa, cartonboard, natural gas, and diesel fuel. We have historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months. During 2006, we entered into two separate 10-year over-the-counter commodity swap transactions to reduce fluctuations in the price of natural gas used principally in our manufacturing processes. The notional amount of the swaps totaled $42 million as of January 3, 2015 and equates to approximately 50% of our North America manufacturing needs over the remaining hedge period. At year-end December 28, 2013 the notional amount was $63 million.

The total notional amount of commodity derivative instruments at year-end 2014, including the North America natural gas swaps, was $492 million, representing a settlement obligation of approximately $56 million. The total notional amount of commodity derivative instruments at year-end 2013, including the natural gas swaps, was $361 million, representing a settlement obligation of approximately $32 million. Assuming a 10% decrease in year-end commodity prices, the settlement obligation would have increased by approximately $31 million at year-end 2014, and $18 million at year-end 2013, generally offset by a reduction in the cost of the underlying commodity purchases.

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

Reciprocal collateralization agreements

In some instances we have reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a net liability position to us or our counterparties exceeds a certain amount. As of January 3, 2015, we had no collateral posting requirements related to reciprocal collateralization agreements. As of December 28, 2013, we had posted collateral of $9 million in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet. As of January 3, 2015, and December 28, 2013, we posted $50 million and $12 million, respectively, in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)	2014	2013	2012
Net sales	$14,580	$14,792	$14,197
Cost of goods sold	9,517	8,689	8,763
Selling, general and administrative expense	4,039	3,266	3,872
Operating profit	$1,024	$2,837	$1,562
Interest expense	209	235	261
Other income (expense), net	10	4	24
Income before income taxes	825	2,606	1,325
Income taxes	186	792	363
Earnings (loss) from joint ventures	(6)	(6)	(1)
Net income	$633	$1,808	$961
Net income (loss) attributable to noncontrolling interests	1	1	—
Net income attributable to Kellogg Company	$632	$1,807	$961
Per share amounts:
Basic	$1.76	$4.98	$2.68
Diluted	$1.75	$4.94	$2.67

Dividends per share	$1.90	$1.80	$1.74

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2014			2013			2012
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$633			$1,808			$961
Other comprehensive income:
Foreign currency translation adjustments	$(231)	$(32)	(263)	$(24)	$—	(24)	$64	$—	64
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(35)	18	(17)	11	(1)	10	(5)	2	(3)
Reclassification to net income	(10)	2	(8)	(6)	—	(6)	14	(5)	9
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(8)	3	(5)	17	(6)	11	(7)	3	(4)
Prior service credit (cost)	10	(3)	7	9	(2)	7	(26)	9	(17)
Reclassification to net income:
Net experience loss	3	(1)	2	5	(2)	3	5	(2)	3
Prior service cost	10	(3)	7	13	(4)	9	12	(4)	8
Other comprehensive income (loss)	$(261)	$(16)	$(277)	$25	$(15)	$10	$57	$3	$60
Comprehensive income			$356			$1,818			$1,021

Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except share data)	2014	2013
Current assets
Cash and cash equivalents	$443	$273
Accounts receivable, net	1,276	1,424
Inventories	1,279	1,248
Other current assets	342	322
Total current assets	3,340	3,267
Property, net	3,769	3,856
Goodwill	4,971	5,051
Other intangibles, net	2,295	2,367
Other assets	778	933
Total assets	$15,153	$15,474
Current liabilities
Current maturities of long-term debt	$607	$289
Notes payable	828	739
Accounts payable	1,528	1,432
Other current liabilities	1,401	1,375
Total current liabilities	4,364	3,835
Long-term debt	5,935	6,330
Deferred income taxes	726	928
Pension liability	777	277
Other liabilities	500	497

Commitments and contingencies

Equity
Common stock, $.25 par value, 1,000,000,000 shares authorized Issued: 420,125,937 shares in 2014 and 419,923,540 shares in 2013	105	105
Capital in excess of par value	678	626
Retained earnings	6,689	6,749
Treasury stock, at cost 64,123,181 shares in 2014 and 57,121,760 shares in 2013	(3,470)	(2,999)
Accumulated other comprehensive income (loss)	(1,213)	(936)
Total Kellogg Company equity	2,789	3,545
Noncontrolling interests	62	62
Total equity	2,851	3,607
Total liabilities and equity	$15,153	$15,474

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
	shares	amount			shares	amount
Balance, December 31, 2011	419	$105	$522	$5,305	62	$(3,130)	$(1,006)	$1,796	$2	$1,798
Common stock repurchases					1	(63)		(63)		(63)
Acquisition of noncontrolling interest								—	59	59
Net income (loss)				961				961		961	961
Dividends				(622)				(622)		(622)
Other comprehensive income							60	60		60	60
Stock compensation			36					36		36
Stock options exercised and other	1		15	(29)	(5)	250		236		236
Balance, December 29, 2012	420	$105	$573	$5,615	58	$(2,943)	$(946)	$2,404	$61	$2,465	$1,021

Common stock repurchases					9	(544)		(544)		(544)
Net income (loss)				1,807				1,807	1	1,808	1,808
Dividends				(653)				(653)		(653)
Other comprehensive income							10	10		10	10
Stock compensation			28					28		28
Stock options exercised and other			25	(20)	(10)	488		493		493
Balance, December 28, 2013	420	$105	$626	$6,749	57	$(2,999)	$(936)	$3,545	$62	$3,607	$1,818

Common stock repurchases					11	(690)		(690)		(690)
Net income (loss)				632				632	1	633	633
Dividends				(680)				(680)	(1)	(681)
Other comprehensive loss							(277)	(277)		(277)	(277)
Stock compensation			29					29		29
Stock options exercised and other			23	(12)	(4)	219		230		230
Balance, January 3, 2015	420	$105	$678	$6,689	64	$(3,470)	$(1,213)	$2,789	$62	$2,851	$356

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)	2014	2013	2012
Operating activities
Net income	$633	$1,808	$961
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	503	532	448
Postretirement benefit plan (income) expense	803	(1,078)	419
Deferred income taxes	(254)	317	(159)
Other	(88)	25	(21)
Postretirement benefit plan contributions	(53)	(48)	(51)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	131	(46)	(65)
Inventories	(30)	116	(80)
Accounts payable	96	30	208
Accrued income taxes	87	4	25
Accrued interest expense	(2)	(9)	(1)
Accrued and prepaid advertising, promotion and trade allowances	(21)	(30)	97
Accrued salaries and wages	(7)	61	15
All other current assets and liabilities	(5)	125	(38)
Net cash provided by (used in) operating activities	$1,793	$1,807	$1,758
Investing activities
Additions to properties	$(582)	$(637)	$(533)
Acquisitions, net of cash acquired	—	—	(2,668)
Other	9	(4)	(44)
Net cash provided by (used in) investing activities	$(573)	$(641)	$(3,245)
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	$183	$(524)	$779
Issuances of notes payable, with maturities greater than 90 days	1,030	640	724
Reductions of notes payable, with maturities greater than 90 days	(1,124)	(442)	(707)
Issuances of long-term debt	952	645	1,727
Reductions of long-term debt	(960)	(762)	(750)
Net issuances of common stock	217	475	229
Common stock repurchases	(690)	(544)	(63)
Cash dividends	(680)	(653)	(622)
Other	9	24	—
Net cash provided by (used in) financing activities	$(1,063)	$(1,141)	$1,317
Effect of exchange rate changes on cash and cash equivalents	13	(33)	(9)
Increase (decrease) in cash and cash equivalents	$170	$(8)	$(179)
Cash and cash equivalents at beginning of period	273	281	460
Cash and cash equivalents at end of period	$443	$273	$281

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

The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2013 and 2012 fiscal years each contained 52 weeks and ended on December 28, 2013 and December 29, 2012, respectively. The Company’s 2014 fiscal year ended on January 3, 2015, and included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2014 included a 14th week.

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

Property

The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 5-30; office equipment 4-5; computer equipment and capitalized software 3-7; building components 15-25; building structures 50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. As of year-end 2014 and 2013, the carrying value of assets held for sale was insignificant.

Goodwill and other intangible assets

Goodwill and indefinite-lived intangibles are not amortized, but are tested at least annually for impairment of value and whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. An intangible asset with a finite life is amortized on a straight-line basis over the estimated useful life.

For the goodwill impairment test, the fair value of the reporting units are estimated based on market multiples. This approach employs market multiples based on earnings before interest, taxes, depreciation and amortization and earnings for companies that are comparable to the Company’s reporting units. In the event the fair value determined using the market multiple approach is close to carrying value, the Company may supplement the fair value determination using discounted cash flows. The assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for the Company’s reporting units.

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

Accounts payable

Beginning in 2014, the Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to monitor and, if elected, sell to designated third-party financial institutions, payment obligations of the Company. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into this agreement is to capture overall supplier savings, in the form of pricing, payment terms or vendor funding, created by facilitating suppliers’ ability to sell receivables, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under this arrangement. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of January 3, 2015, $236 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $184 million of those payment obligations to participating financial institutions.

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

Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense recognized. On October 27, 2014, the Society of Actuaries’ (SOA) published updated mortality tables and an updated improvement scale, which both reflect improved longevity. In determining the appropriate mortality assumptions as of January 3, 2015, the Company considered the SOA’s updated mortality tables as well as other mortality information available from the Social Security Administration to develop assumptions aligned with the Company’s expectation of future improvement rates.

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

New accounting standards

Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  In July 2013, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which provides guidance on financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is expected to eliminate diversity in practice resulting from lack of previously existing guidance. It applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The Company adopted the revised guidance in 2014 with no significant impact to the Consolidated Financial Statements.

Reporting of amounts reclassified out of Accumulated Other Comprehensive Income.  In February 2013, the FASB issued an updated accounting standard requiring entities to present information about reclassifications out of accumulated other comprehensive income in a single note or on the face of the financial statements. The Company adopted the updated standard in 2013.

Indefinite-lived intangible asset impairment testing.  In July 2012, the FASB issued an ASU to allow entities the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative indefinite-lived intangible asset impairment test. Under the updated standard an entity would not be required to perform the quantitative impairment test unless the entity determines, based on a qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired. The Company adopted the revised guidance in 2013, with no impact to the Consolidated Financial Statements.

Accounting standards to be adopted in future periods

In May 2014, the FASB issued an ASU which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. The Company will adopt the updated standard in the first quarter of 2017. The Company is currently evaluating the impact that implementing this ASU will have on its financial statements and disclosures, as well as whether it will use the retrospective or modified retrospective method of adoption.

NOTE 2

GOODWILL AND OTHER INTANGIBLE ASSETS

Pringles® acquisition

On May 31, 2012, the Company completed its acquisition of the Pringles® business (Pringles) from The Procter & Gamble Company (P&G) for $2.695 billion, or $2.683 billion net of cash and cash equivalents, subject to certain purchase price adjustments, which resulted in a reduction of the purchase price by approximately $15 million to $2.668 billion net of cash and cash equivalents. The acquisition was accounted for under the purchase method and was financed through a combination of cash on hand, and short-term and long-term debt. The assets and liabilities of Pringles are included in the Consolidated Balance Sheet as of January 3, 2015 and December 28, 2013 and the results of the Pringles operations subsequent to the acquisition date are included in the Consolidated Statement of Income.

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

For the years ended January 3, 2015 and December 28, 2013, the Company incurred integration-related costs as part of the Pringles acquisition as follows: $20 million ($46 million in 2013) recorded in SGA, $22 million ($15 million in 2013) recorded in COGS and $1 million ($5 million in 2013) in net sales. Transaction fees and other integration-related costs incurred through December 29, 2012 were as follows: $73 million recorded in SGA, $3 million recorded in COGS and $5 million in fees for a bridge financing facility which are recorded in OIE.

Changes in the carrying amount of goodwill are presented in the following table.

Changes in the carrying amount of goodwill
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 29, 2012	$133	$3,767	$82	$280	$438	$92	$246	$5,038
Pringles goodwill	—	—	—	—	10	—	3	13
Other goodwill	—	12	—	—	—	—	—	12
Currency translation adjustment	—	—	—	(2)	4	(3)	(11)	(12)
December 28, 2013	$133	$3,779	$82	$278	$452	$89	$238	$5,051
Currency translation adjustment	—	—	—	(5)	(63)	(6)	(6)	(80)
January 3, 2015	$133	$3,779	$82	$273	$389	$83	$232	$4,971

Intangible assets subject to amortization
(millions) Gross carrying amount	U.S. Morning Foods*	U.S. Snacks*	U.S. Specialty	North America Other	Europe*	Latin America*	Asia Pacific	Consoli- dated
December 29, 2012	$8	$65	$—	$5	$41	$6	$10	$135
Currency translation adjustment	—	—	—	—	1	—	—	1
December 28, 2013	$8	$65	$—	$5	$42	$6	$10	$136
Currency translation adjustment	—	—	—	—	(4)	—	—	(4)
January 3, 2015	$8	$65	$—	$5	$38	$6	$10	$132

Accumulated Amortization
December 29, 2012	$8	$7	$—	$3	$1	$6	$—	$25
Amortization	—	4	—	1	3	—	1	9
December 28, 2013	$8	$11	$—	$4	$4	$6	$1	$34
Amortization	—	5	—	—	3	—	1	9
January 3, 2015	$8	$16	$—	$4	$7	$6	$2	$43

Intangible assets subject to amortization, net
December 29, 2012	$—	$58	$—	$2	$40	$—	$10	$110
Amortization	—	(4)	—	(1)	(3)	—	(1)	(9)
Currency translation adjustment	—	—	—	—	1	—	—	1
December 28, 2013	$—	$54	$—	$1	$38	$—	$9	$102
Amortization (a)	—	(5)	—	—	(3)	—	(1)	(9)
Currency translation adjustment	—	—	—	—	(4)	—	—	(4)
January 3, 2015	$—	$49	$—	$1	$31	$—	$8	$89

*	Certain fully amortized intangible assets which were no longer utilized by the Company have been written off and revised in prior period presentation. The impact to the reporting segments are as follows (millions): U.S. Morning Foods—$20; U.S. Snacks—$5; Europe—$2; Latin America—$1.

(a)	The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $9 million per year.

Intangible assets not subject to amortization
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 29, 2012	$63	$1,625	$—	$95	$466	$—	$—	$2,249
Currency translation adjustment	—	—	—	—	16	—	—	16
December 28, 2013	$63	$1,625	$—	$95	$482	$—	$—	$2,265
Currency translation adjustment	—	—	—	—	(59)	—	—	(59)
January 3, 2015	$63	$1,625	$—	$95	$423	$—	$—	$2,206

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

Project K

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

The Company currently expects that total pre-tax charges related to Project K will impact reportable segments as follows: U.S. Morning Foods (approximately 18%), U.S. Snacks (approximately 12%), U.S. Specialty (approximately 1%), North America Other (approximately 5%), Europe (approximately 13%), Latin America (approximately 3%), Asia-Pacific (approximately 6%), and Corporate (approximately 42%). A majority of the costs impacting Corporate relate to additional initiatives to be approved and executed in the future. When these initiatives are fully defined and approved, the Company will update estimated costs by reportable segment as needed.

Since inception of Project K, the Company has recognized charges of $506 million that have been attributed to the program. The charges were comprised of $2 million being recorded as a reduction of revenue, $326 million being recorded in COGS and $178 million recorded in SGA.

All Projects

During 2014, the Company recorded $298 million of charges associated with all cost reduction initiatives. The charges were comprised of $2 million being recorded as a reduction of revenue, $152 million being recorded in COGS and $144 million recorded in SGA expense.

The Company recorded $250 million of costs in 2013 associated with cost reduction initiatives. The charges were comprised of $195 million being recorded in COGS and $55 million recorded in SGA expense.

During 2012, the Company recorded $56 million of costs associated with cost reduction initiatives. The charges were comprised of $43 million being recorded in COGS and $13 million recorded in SGA expense.

The tables below provide the details for the charges incurred during 2014, 2013 and 2012 and program costs to date for all programs currently active as of January 3, 2015.

				Program costs to date
(millions)	2014	2013	2012	January 3, 2015
Employee related costs	$90	$114	$—	$197
Asset related costs	37	10	4	43
Asset impairment	21	70	17	87
Other costs	150	56	35	179
Total	$298	$250	$56	$506

				Program costs to date
(millions)	2014	2013	2012	January 3, 2015
U.S. Morning Foods	$60	$109	$16	$160
U.S. Snacks	57	30	10	76
U.S. Specialty	3	5	1	6
North America Other	18	11	6	27
Europe	80	27	3	99
Latin America	8	5	2	12
Asia Pacific	37	32	18	61
Corporate	35	31	—	65
Total	$298	$250	$56	$506

Employee related costs consisted of severance and pension charges. Asset impairments were recorded for fixed assets that were determined to be impaired and were written down to their estimated fair value. See Note 12 for more information. Asset related costs consist primarily of accelerated depreciation. Other costs incurred consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

At January 3, 2015 total exit cost reserves were $110 million, related to severance payments and other costs of which a substantial portion will be paid in 2015 and 2016. The following table provides details for exit cost reserves.

(millions)	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 28, 2013	$66	$—	$—	$12	$78
2014 restructuring charges	90	21	37	150	298
Cash payments	(84)	—	(24)	(148)	(256)
Non-cash charges and other (a)	24	(21)	(13)	—	(10)
Liability as of January 3, 2015	$96	$—	$—	$14	$110

(a)	Employee related non-cash charges consist of pension curtailment benefit.

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

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2014
Basic	$632	358	$1.76
Dilutive potential common shares		2	(0.01)
Diluted	$632	360	$1.75
2013
Basic	$1,807	363	$4.98
Dilutive potential common shares		2	(0.04)
Diluted	$1,807	365	$4.94
2012
Basic	$961	358	$2.68
Dilutive potential common shares		2	(0.01)
Diluted	$961	360	$2.67

The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (in millions): 2014-5.0; 2013-5.0;

2012-9.9.

Stock transactions

The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 7. The number of shares issued during the periods presented was (in millions): 2014–4; 2013–10; 2012–5. The Company issued shares totaling less than one million in each of the years presented under Kellogg DirectTM , a direct stock purchase and dividend reinvestment plan for U.S. shareholders.

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

During 2014, the Company repurchased 11 million shares of common stock for a total of $690 million. During 2013, the Company repurchased 9 million shares of common stock for a total of $544 million. During 2012, the Company repurchased 1 million shares of common stock at a total cost of $63 million.

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

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) for the year ended January 3, 2015 and December 28, 2013, consisted of the following:

Details about AOCI Components	Amount reclassified from AOCI		Line item impacted within Income Statement
(millions)	2014	2013
Gains and losses on cash flow hedges:
Foreign currency exchange contracts	$(5)	$(10)	COGS
Foreign currency exchange contracts	(3)	(2)	SGA
Interest rate contracts	(9)	(4)	Interest expense
Commodity contracts	7	10	COGS
	$(10)	$(6)	Total before tax
	2	—	Tax (expense) benefit
	$(8)	$(6)	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$3	$5	See Notes 8 and 9 for further details
Prior service cost	10	13	See Notes 8 and 9 for further details
	$13	$18	Total before tax
	(4)	(6)	Tax (expense) benefit
	$9	$12	Net of tax
Total reclassifications	$1	$6	Net of tax

Accumulated other comprehensive income (loss) as of January 3, 2015 and December 28, 2013 consisted of the following:

(millions)	January 3, 2015	December 28, 2013
Foreign currency translation adjustments	$(1,119)	$(856)
Cash flow hedges — unrealized net gain (loss)	(24)	1
Postretirement and postemployment benefits:
Net experience loss	(18)	(15)
Prior service cost	(52)	(66)
Total accumulated other comprehensive income (loss)	$(1,213)	$(936)

Noncontrolling interests

In December 2012, the Company entered into a series of agreements with a third party including a subordinated loan (VIE Loan) of $44 million which is convertible into approximately 85% of the equity of the entity (VIE). Due to this convertible subordinated loan and other agreements, the Company determined that the entity is a variable interest entity and the Company is the primary beneficiary. Accordingly, the Company has consolidated the financial statements of the VIE in 2012 and treated the consolidation as a business acquisition within the U.S. Snacks reportable segment, which resulted in the following as of December 29, 2012: current assets, $14 million; property, $36 million; amortizable intangibles and other non-current assets, $26 million; goodwill, $76 million; current liabilities, $2 million; notes payable and long-term debt, $39 million; non-current deferred tax liabilities, $8 million; and noncontrolling interests, $59 million. During 2013, the purchase price allocation was completed resulting in increases to goodwill and non-current deferred tax liabilities of $12 million. The assets and liabilities of the VIE are included in the Consolidated Balance Sheet as of January 3, 2015 and December 28, 2013 and the results of the VIE’s operations are included in the Consolidated Statement of Income for the years ended January 3, 2015 and December 28, 2013. The Company evaluates the VIE Loan for collectability based on the actual and projected financial results of the VIE, the amount of senior collateralized borrowings of the VIE as well as other matters impacting the VIE’s operations. The Company has determined that an allowance for credit losses is not necessary as of January 3, 2015 and December 28, 2013. If the Company used moderately different assumptions regarding the VIE’s financial results and other matters, the VIE Loan would have an other than temporary impairment.

As of January 3, 2015 and December 28, 2013, the VIE had property and equipment with a carrying value of $32 million and $35 million, respectively, and notes payable and current and long-term debt of $19 million and $30 million, respectively. The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company’s general assets. Conversely, general creditors would not have claims against the assets of the VIE.

NOTE 5

LEASES AND OTHER COMMITMENTS

The Company’s leases are generally for equipment and warehouse space. Rent expense on all operating leases was (in millions): 2014-$183; 2013-$174; 2012-$174. During 2014 and 2013, the Company entered into less than $1 million in capital lease agreements. In 2012, the Company entered into approximately $4 million in capital lease agreements to finance the purchase of equipment.

At January 3, 2015, future minimum annual lease commitments under non-cancelable operating and capital leases were as follows:

(millions)	Operating leases	Capital leases
2015	$176	$1
2016	157	1
2017	119	1
2018	90	1
2019	64	1
2020 and beyond	115	1
Total minimum payments	$721	$6
Amount representing interest		(1)
Obligations under capital leases		5
Obligations due within one year		(1)
Long-term obligations under capital leases		$4

The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At January 3, 2015, the Company had not recorded any liability related to these indemnifications.

NOTE 6

DEBT

The following table presents the components of notes payable at year end January 3, 2015 and December 28, 2013:

(millions)	2014		2013
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$681	0.36%	$249	0.22%
Europe commercial paper	96	0.09	437	0.23
Bank borrowings	51		53
Total	$828		$739

The following table presents the components of long-term debt at year end January 3, 2015 and December 28, 2013:

(millions)	2014	2013
(a) 7.45% U.S. Dollar Debentures due 2031	$1,090	$1,089
(b) 4.0% U.S. Dollar Notes due 2020	842	974
(c) 4.45% U.S. Dollar Notes due 2016	760	767
(d) 1.75% Euro Notes due 2021	597	—
(e) 1.875% U.S. Dollar Notes due 2016	504	505
(f) 4.15% U.S. Dollar Notes due 2019	497	488
(g) 3.25% U.S. Dollar Notes due 2018	410	411
(h) 1.75% U.S. Dollar Notes due 2017	396	395
(i) 3.125% U.S. Dollar Notes due 2022	357	682
(j) 1.125% U.S. Dollar Notes due 2015	350	350
(k) 2.05% Canadian Dollar Notes due 2017	259	—
(l) Floating-rate U.S. Dollar Notes due 2015	250	250
(m) 2.75% U.S. Dollar Notes due 2023	210	398
(n) 2.10% Canadian Dollar Notes due 2014	—	282
Other	20	28
	6,542	6,619
Less current maturities	(607)	(289)
Balance at year end	$5,935	$6,330

(a)	In March 2001, the Company issued long-term debt instruments, primarily to finance the acquisition of Keebler Foods Company, of which $1.1 billion of thirty-year 7.45% Debentures remain outstanding. The effective interest rate on the Debentures, reflecting issuance discount and hedge settlement, was 7.54%. The Debentures contain standard events of default and covenants, and can be redeemed in whole or in part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date).

(b)	In December 2010, the Company issued $1.0 billion of ten-year 4.0% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for incremental pension and postretirement benefit plan contributions and to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 2.11% at January 3, 2015. In March 2014, the Company redeemed $150 million of the Notes. In connection with the debt redemption, the Company incurred $12 million of interest expense offset by $7 million of accelerated gains on interest rate swaps previously recorded in accumulated other comprehensive income, and incurred $1 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer. The Company entered into interest rate swaps in March 2013 and September 2014 with notional amounts totaling $400 million and $300 million, respectively, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $3 million and $20 million, at January 3, 2015 and December 28, 2013, respectively, and was recorded as a decrease in the hedged debt balance.

(c)

In May 2009, the Company issued $750 million of seven-year 4.45% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 3.41% at January 3, 2015. The Company entered into interest rate swaps in February 2011 and March 2012 with notional amounts totaling $200 million and $550 million, respectively, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In April 2013, the Company terminated all of the interest rate swaps. The unamortized gain of $11 million at January 3, 2015 will be amortized to interest expense over the remaining term of the Notes.

(d)	In May 2014, the Company issued €500 million (approximately $597 million at January 3, 2015, which reflects the discount and translation adjustments) of seven-year 1.75% Euro Notes due 2021, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 2.18%. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued.

(e)	In November 2011, the Company issued $500 million of five-year 1.875% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes including repayment of a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 1.58% at January 3, 2015. In March 2012, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In April 2013, the Company terminated all of the interest rate swaps. In May 2013, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In August 2014, the Company terminated all of the interest rate swaps. The unamortized gain of $4 million at January 3, 2015 will be amortized to interest expense over the remaining term of the Notes.

(f)	In November 2009, the Company issued $500 million of ten-year 4.15% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its 6.6% U.S. Dollar Notes due 2011. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 2.71% at January 3, 2015. In March 2012, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $2 million and $11 million, at January 3, 2015 and December 28, 2013, respectively, and was recorded as a decrease in the hedged debt balance.

(g)	In May 2011, the Company issued $400 million of seven-year 3.25% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes including repayment of a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 1.83% at January 3, 2015. In October 2011, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During February and April 2013, the Company terminated all of the interest rate swaps, and the resulting unamortized gain of $13 million at January 3, 2015 will be amortized to interest expense over the remaining term of the Notes. In May 2013, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $3 million and $6 million, at January 3, 2015 and December 28, 2013, respectively, and was recorded as a decrease in the hedged debt balance.

(h)	In May 2012, the Company issued $400 million of five-year 1.75% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount and interest rate swaps, was 1.32% at January 3, 2015. In March and May 2013, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted the Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $3 million and $4 million, at January 3, 2015 and December 28, 2013, respectively, and was recorded as a decrease in the hedged debt balance.

(i)	In May 2012, the Company issued $700 million of ten-year 3.125% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount and interest rate swaps, was 1.32% at January 3, 2015. In March 2014, the Company redeemed $342 million of the Notes. In connection with the debt redemption, the Company reduced interest expense by $2 million and incurred $2 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer. The Company entered into interest rate swaps in May 2013 and September 2014 with notional amounts totaling $200 million and $158 million, respectively, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $1 million, recorded as an increase in the hedged debt balance at January 3, 2015 and $13 million, and was recorded as a decrease in the hedged debt balance at December 28, 2013.

(j)	In May 2012, the Company issued $350 million of three-year 1.125% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount, was 1.16%.

(k)	In May 2014, the Company issued Cdn. $300 million (approximately $259 million USD at January 3, 2015, which reflects the discount and translation adjustments) of three-year 2.05% Canadian Dollar Notes due 2017, using the proceeds from these Notes, together with cash on hand, to repay the Company’s Cdn. $300 million, 2.10% Notes due 2014 at maturity. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 2.10%.

(l)	In February 2013, the Company issued $250 million of floating-rate U.S. Dollar Notes bearing interest at LIBOR plus 0.23% due February 2015. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand, to repay a portion the Company’s $750 million 4.25% U.S. Dollar Notes that matured in March 2013. The effective interest rate on these Notes was 0.46% at January 3, 2015.

(m)	In February 2013, the Company issued $400 million of ten-year 2.75% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including, together with cash on hand, to repay a portion of the Company’s $750 million 4.25% U.S. Dollar Notes that matured in March 2013. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement, was 2.74%. In March 2014, the Company redeemed $189 million of the Notes. In connection with the debt redemption, the Company reduced interest expense by $10 million, including $1 million of accelerated gains on interest rate swaps previously recorded in accumulated other comprehensive income, and incurred $2 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer.

(n)	In May 2012, the Company issued Cdn. $300 million of two-year 2.10% fixed rate Canadian Dollar Notes, using net proceeds from these Notes for general corporate purposes, which included repayment of intercompany debt. This repayment resulted in cash available to be used for a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount, was 2.11%. The Company redeemed the Notes in May 2014.

All of the Company’s Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision.

The Company and two of its subsidiaries (the Issuers) maintain a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. There was $96 million and $437 million outstanding under this program as of January 3, 2015 and December 28, 2013, respectively.

At January 3, 2015, the Company had $2.2 billion of short-term lines of credit, virtually all of which were unused and available for borrowing on an unsecured basis. These lines were comprised principally of an unsecured Five-Year Credit Agreement, which the Company entered into in February 2014 and expires in 2019, replacing the Company’s unsecured Four-year Credit Agreement, which would have expired in March 2015. The Five-Year Credit Agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, which includes the ability to obtain letters of credit in an aggregate stated amount up to $75 million and swingline loans in aggregate principal amounts up to $200 million in U.S. Dollars and $400 million in Euros. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest.

The Company was in compliance with all covenants as of January 3, 2015.

Scheduled principal repayments on long-term debt are (in millions): 2015–$607; 2016–$1,256; 2017–$661; 2018–$402; 2019–$501; 2020 and beyond–$3,121.

Interest paid was (in millions): 2014–$209; 2013–$234; 2012–$254. Interest expense capitalized as part of the construction cost of fixed assets was (in millions): 2014–$5; 2013–$2; 2012–$2.

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

The 2013 Long-Term Incentive Plan (2013 Plan), approved by shareholders in 2013, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2013 Plan, which replaced the 2009 Long-Term Incentive Plan (2009 Plan), authorizes the issuance of a total of (a) 22 million shares; plus (b) the total number of shares remaining available for future grants under the 2009 Plan. The total number of shares remaining available for issuance under the 2013 Plan will be reduced by two shares for each share issued pursuant to an award under the 2013 Plan other than a stock option or stock appreciation right, or potentially issuable pursuant to an outstanding award other than a stock option or stock appreciation right, which will in each case reduce the total number of shares remaining by one share for each share issued. The 2013 Plan includes several limitations on awards or payments to individual participants. Options granted under the 2013 and 2009 Plans generally vest over three years. At January 3, 2015, there were 20 million remaining authorized, but unissued, shares under the 2013 Plan.

The Non-Employee Director Stock Plan (2009 Director Plan) was approved by shareholders in 2009 and allows each eligible non-employee director to receive shares of the Company’s common stock annually. The number of shares granted pursuant to each annual award will be determined by the Nominating and Governance Committee of the Board of Directors. The 2009 Director Plan, which replaced the 2000 Non-Employee Director Stock Plan (2000 Director Plan), reserves 500,000 shares for issuance, plus the total number of shares as to which awards granted under the 2009 Director Plan or the 2000 Director Plans expire or are forfeited, terminated or settled in cash. Under both the 2009 and 2000 Director Plans, shares (other than stock options) are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the Grantor Trust). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board. Under the 2009 Director Plan, awards were as follows (number of shares): 2014-23,890; 2013-26,504; 2012-26,940.

The 2002 Employee Stock Purchase Plan was approved by shareholders in 2002 and permits eligible employees to purchase Company stock at a discounted price. This plan allows for a maximum of 2.5 million shares of Company stock to be issued at a purchase price equal to 95% of the fair market value of the stock on the last day of the quarterly purchase period. Total purchases through this plan for any employee are limited to a fair market value of $25,000 during any calendar year. At January 3, 2015, there were approximately 0.4 million remaining authorized, but unissued, shares under this plan. Shares were purchased by employees under this plan as follows (approximate number of shares): 2014–75,000; 2013–85,000; 2012–107,000. Options granted to employees to purchase discounted stock under this plan are included in the option activity tables within this note.

Additionally, an international subsidiary of the Company maintains a stock purchase plan for its employees. Subject to limitations, employee contributions to this plan are matched 1:1 by the Company. Under this plan, shares were granted by the Company to match an equal number of shares purchased by employees as follows (approximate number of shares): 2014–58,000; 2013–58,000; 2012–71,000.

Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2014	2013	2012
Pre-tax compensation expense	$41	$38	$46
Related income tax benefit	$15	$14	$17

As of January 3, 2015, total stock-based compensation cost related to non-vested awards not yet recognized was $49 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax benefits realized upon exercise or vesting of stock-based awards generally represent the tax benefit of the difference between the exercise price and the strike price of the option.

Cash used by the Company to settle equity instruments granted under stock-based awards was insignificant.

(millions)	2014	2013	2012
Total cash received from option exercises and similar instruments	$217	$475	$229
Tax benefits realized upon exercise or vesting of stock-based awards:
Windfall benefits classified as financing cash flow	$11	$24	$6

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

Management estimates the fair value of each annual stock option award on the date of grant using a lattice-based option valuation model. Composite assumptions are presented in the following table. Weighted-average values are disclosed for certain inputs which incorporate a range of assumptions. Expected volatilities are based principally on historical volatility of the Company’s stock, and to a lesser extent, on implied volatilities from traded options on the Company’s stock. Historical volatility corresponds to the contractual term of the options granted. The Company uses historical data to estimate option exercise and employee termination within the valuation models; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted represents the period of time that options granted are expected to be outstanding; the weighted-average expected term for all employee groups is presented in the following table. The risk-

free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.

Stock option valuation model assumptions for grants within the year ended:	2014	2013	2012
Weighted-average expected volatility	15.00%	15.00%	16.00%
Weighted-average expected term (years)	7.34	7.44	7.53
Weighted-average risk-free interest rate	2.35%	1.49%	1.60%
Dividend yield	3.00%	2.90%	3.30%
Weighted-average fair value of options granted	$6.70	$5.92	$5.23

A summary of option activity for the year ended January 3, 2015 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of period	20	$54
Granted	6	60
Exercised	(4)	50
Forfeitures and expirations	(1)	58
Outstanding, end of period	21	$56	7.1	$195
Exercisable, end of period	10	$53	5.7	$127

Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data)	2013	2012
Outstanding, beginning of year	25	24
Granted	6	6
Exercised	(10)	(4)
Forfeitures and expirations	(1)	(1)
Outstanding, end of year	20	25
Exercisable, end of year	9	14
Weighted-average exercise price:
Outstanding, beginning of year	$50	$48
Granted	60	52
Exercised	48	44
Forfeitures and expirations	55	53
Outstanding, end of year	$54	$50
Exercisable, end of year	$50	$48

The total intrinsic value of options exercised during the periods presented was (in millions): 2014–$56; 2013–$139; 2012–$34.

Other stock-based awards

During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2013 and 2009 Plans.

In 2014, 2013 and 2012, the Company made performance share awards to a limited number of senior executive-level employees, which entitles these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year targets are achieved. The cumulative three-year targets involved operating profit and comparable net sales growth. Management estimates the fair value of performance share awards based on the market price of the underlying stock on the date of grant, reduced by the present value of estimated dividends foregone during the performance period. The 2014, 2013 and 2012 target grants (as revised for non-vested forfeitures and other adjustments) currently correspond to approximately 223,000, 194,000 and 178,000 shares, respectively, with a grant-date fair value of $54, $54, and $47 per share. The actual number of shares issued on the vesting date could range from zero to 200% of target, depending on actual performance achieved. Based on the market price of the Company’s common stock at year-end 2014, the maximum future value that could be awarded on the vesting date was (in millions): 2014 award–$29; 2013 award–$25; and 2012 award–$23. The 2011 performance share award, payable in stock, was settled at 60% of target in February 2014 for a total dollar equivalent of $3 million.

The Company also periodically grants restricted stock and restricted stock units to eligible employees under the 2013 Plan. Restrictions with respect to sale or transferability generally lapse after three years and, in the case of restricted stock, the grantee is normally entitled to receive shareholder dividends during the vesting period. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock activity for the year ended January 3, 2015, is presented in the following table:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted- average grant-date fair value
Non-vested, beginning of year	318	$52
Granted	114	56
Vested	(65)	51
Forfeited	(21)	53
Non-vested, end of year	346	$54

Grants of restricted stock and restricted stock units for comparable prior-year periods were: 2013 – 139,000, 2012–160,000.

The total fair value of restricted stock and restricted stock units vesting in the periods presented was (in millions): 2014–$4; 2013–$6; 2012–$4.

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

Obligations and funded status

The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2014	2013
Change in projected benefit obligation
Beginning of year	$4,888	$5,135
Service cost	106	133
Interest cost	225	203
Plan participants’ contributions	2	2
Amendments	4	4
Actuarial (gain)loss	754	(407)
Benefits paid	(281)	(218)
Acquisitions	—	17
Curtailment and special termination benefits	—	26
Other	3	—
Foreign currency adjustments	(131)	(7)
End of year	$5,570	$4,888
Change in plan assets
Fair value beginning of year	$5,014	$4,374
Actual return on plan assets	390	802
Employer contributions	37	34
Plan participants’ contributions	2	2
Benefits paid	(261)	(200)
Other	3	—
Foreign currency adjustments	(157)	2
Fair value end of year	$5,028	$5,014
Funded status	$(542)	$126
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$250	$419
Other current liabilities	(15)	(16)
Other liabilities	(777)	(277)
Net amount recognized	$(542)	$126
Amounts recognized in accumulated other comprehensive income consist of
Prior service cost	$59	$73
Net amount recognized	$59	$73

The accumulated benefit obligation for all defined benefit pension plans was $5.1 billion and $4.5 billion at January 3, 2015 and December 28, 2013, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2014	2013
Projected benefit obligation	$3,958	$327
Accumulated benefit obligation	$3,683	$251
Fair value of plan assets	$3,179	$58

Expense

The components of pension expense are presented in the following table. Pension expense for defined contribution plans relates to certain foreign-based defined contribution plans and multiemployer plans in the United States in which the Company participates on behalf of certain unionized workforces.

(millions)	2014	2013	2012
Service cost	$106	$133	$110
Interest cost	225	203	207
Expected return on plan assets	(415)	(359)	(344)
Amortization of unrecognized prior service cost	14	16	14
Recognized net (gain)loss	782	(854)	372
Curtailment and special termination benefits	4	34	—
Pension (income)expense:
Defined benefit plans	716	(827)	359
Defined contribution plans	36	35	29
Total	$752	$(792)	$388

The estimated prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension expense over the next fiscal year is approximately $12 million.

The Company and certain of its subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2014 – $43; 2013 – $41; 2012 – $39. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.

See discussion in Note 3 related to curtailment and special termination benefit costs recognized in 2014.

Assumptions

The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2014	2013	2012
Discount rate	3.9%	4.7%	4.0%
Long-term rate of compensation increase	4.0%	4.1%	4.1%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2014	2013	2012
Discount rate	4.7%	4.1%	4.8%
Long-term rate of compensation increase	4.1%	4.1%	4.2%
Long-term rate of return on plan assets	8.5%	8.5%	8.9%

To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 69% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2014 of 8.5% equated to approximately the 57th percentile expectation. Refer to Note 1.

On October 27, 2014, the Society of Actuaries’ (SOA) published updated mortality tables and an updated improvement scale, which both reflect improved longevity. In determining the appropriate mortality assumptions as of January 3, 2015, the Company considered the SOA’s updated mortality tables as well as other mortality information available from the Social Security Administration to develop assumptions aligned with the Company’s expectation of future improvement rates. The change to the mortality assumption increased the year-end pension and postretirement benefit obligations by $126 million and $33 million, respectively.

To conduct the annual review of discount rates, the Company selected the discount rate based on a cash-flow matching analysis using Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments that constitute the projected benefit obligation for the plans. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. A similar methodology is applied in Canada and Europe, except the smaller bond markets imply that yields between the 10th and 90th percentiles are preferable. The measurement dates for the defined benefit plans are consistent with the Company’s fiscal year end. Accordingly, the Company selected discount rates to measure the benefit obligations consistent with market indices at year-end.

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

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended January 3, 2015, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of January 3, 2015 summarized by level within the fair value hierarchy are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$47	$44	$—	$91
Corporate stock, common:
Domestic	556	—	—	556
International	161	—	—	161
Mutual funds:
International equity	—	393	—	393
Collective trusts:
Domestic equity	—	594	—	594
International equity	—	1,261	—	1,261
Eurozone sovereign debt	—	11	—	11
Other international debt	—	534	—	534
Limited partnerships	—	475	—	475
Bonds, corporate	—	519	—	519
Bonds, government	—	172	—	172
Bonds, other	—	59	—	59
Real estate	—	—	130	130
Other	—	64	8	72
Total	$764	$4,126	$138	$5,028

The fair value of Plan assets at December 28, 2013 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$28	$83	$—	$111
Corporate stock, common:
Domestic	576	—	—	576
International	297	—	—	297
Mutual funds:
International equity	—	726	—	726
International debt	—	54	—	54
Collective trusts:
Domestic equity	—	737	—	737
International equity	—	982	—	982
Eurozone sovereign debt	—	14	—	14
Other international debt	—	288	—	288
Limited partnerships	—	468	—	468
Bonds, corporate	—	370	1	371
Bonds, government	—	123	—	123
Bonds, other	—	52	—	52
Real estate	—	—	125	125
Other	—	82	8	90
Total	$901	$3,979	$134	$5,014

There were no unfunded commitments to purchase investments at January 3, 2015 or December 28, 2013.

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

The current weighted-average target asset allocation reflected by this strategy is: equity securities–69%; debt securities–25%; other–6%. Investment in Company common stock represented 1.3% and 1.2% of consolidated plan assets at January 3, 2015 and December 28, 2013, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute approximately $39 million to its defined benefit pension plans during 2014.

Level 3 gains and losses

Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

(millions)	Bonds, corporate	Real estate	Other	Total
December 29, 2012	$—	$115	$9	$124
Purchases	1	1	1	3
Sales	—	—	(1)	(1)
Realized and unrealized gain	—	8	—	8
Currency translation	—	1	(1)	—
December 28, 2013	$1	$125	$8	$134
Sales	(1)	(1)	—	(2)
Realized and unrealized gain	—	23	—	23
Currency translation	—	(17)	—	(17)
January 3, 2015	$—	$130	$8	$138

The net change in Level 3 assets includes a gain attributable to the change in unrealized holding gains or losses related to Level 3 assets held at January 3, 2015 and December 28, 2013 totaling $23 million and $8 million, respectively.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2015–$426; 2016–$267; 2017–$261; 2018–$269; 2019–$279; 2020 to 2024–$1,627.

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

Obligations and funded status

The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2014	2013
Change in accumulated benefit obligation
Beginning of year	$1,202	$1,323
Service cost	28	34
Interest cost	55	50
Actuarial (gain) loss	116	(145)
Benefits paid	(62)	(56)
Curtailments	(28)	1
Amendments	(18)	—
Foreign currency adjustments	(5)	(5)
End of year	$1,288	$1,202
Change in plan assets
Fair value beginning of year	$1,178	$1,040
Actual return on plan assets	81	188
Employer contributions	16	14
Benefits paid	(71)	(64)
Fair value end of year	$1,204	$1,178
Funded status	$(84)	$(24)
Amounts recognized in the Consolidated Balance Sheet consist of
Other non-current assets	$—	$47
Other current liabilities	(2)	(3)
Other liabilities	(82)	(68)
Net amount recognized	$(84)	$(24)
Amounts recognized in accumulated other comprehensive income consist of
Prior service credit	(16)	(1)
Net amount recognized	$(16)	$(1)

Expense

Components of postretirement benefit expense (income) were:

(millions)	2014	2013	2012
Service cost	$28	$34	$27
Interest cost	55	50	53
Expected return on plan assets	(98)	(86)	(84)
Amortization of unrecognized prior service credit	(3)	(3)	(2)
Recognized net (gain) loss	133	(247)	66
Curtailment	(28)	1	—
Postretirement benefit expense:
Defined benefit plans	87	(251)	60
Defined contribution plans	14	13	13
Total	$101	$(238)	$73

The estimated prior service cost credit that will be amortized from accumulated other comprehensive income into nonpension postretirement benefit expense over the next fiscal year is expected to be approximately $2 million.

See discussion in Note 3 regarding curtailment expense recognized in 2014.

Assumptions

The weighted-average actuarial assumptions used to determine benefit obligations were:

	2014	2013	2012
Discount rate	4.0%	4.8%	3.9%

The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2014	2013	2012
Discount rate	4.8%	3.9%	4.6%
Long-term rate of return on plan assets	8.5%	8.5%	8.9%

The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 8.

The assumed health care cost trend rate is 5.0% for 2015, decreasing gradually to 4.5% by the year 2017 and remaining at that level thereafter. These trend rates reflect the Company’s historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

(millions)	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$15	$(10)
Effect on postretirement benefit obligation	169	(121)

Plan assets

The fair value of Plan assets as of January 3, 2015 summarized by level within fair value hierarchy described in Note 8, are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$6	$27	$—	$33
Corporate stock, common:
Domestic	214	—	—	214
International	17	—	—	17
Mutual funds:
Domestic equity	—	153	—	153
International equity	—	120	—	120
Domestic debt	—	63	—	63
Collective trusts:
Domestic equity	—	53	—	53
International equity	—	164	—	164
Limited partnerships	—	174	—	174
Bonds, corporate	—	141	—	141
Bonds, government	—	54	—	54
Bonds, other	—	17	—	17
Other	—	1	—	1
Total	$237	$967	$—	$1,204

The fair value of Plan assets at December 28, 2013 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$7	$39	$—	$46
Corporate stock, common:
Domestic	231	—	—	231
International	15	—	—	15
Mutual funds:
Domestic equity	—	167	—	167
International equity	—	124	—	124
Domestic debt	—	57	—	57
Collective trusts:
Domestic equity	—	14	—	14
International equity	—	169	—	169
Limited partnerships	—	169	—	169
Bonds, corporate	—	130	—	130
Bonds, government	—	39	—	39
Bonds, other	—	16	—	16
Other	—	1	—	1
Total	$253	$925	$—	$1,178

The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 8. The current target asset allocation is 75% equity securities and 25% debt securities. The Company currently expects to contribute approximately $16 million to its VEBA trusts during 2015.

There were no Level 3 assets during 2014 and 2013.

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

(millions)	2014	2013
Change in accumulated benefit obligation
Beginning of year	$87	$103
Service cost	7	7
Interest cost	4	3
Actuarial (gain)loss	8	(17)
Benefits paid	(9)	(9)
Amendments	8	—
Foreign currency adjustments	(1)	—
End of year	$104	$87
Funded status	$(104)	$(87)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(8)	$(8)
Other liabilities	(96)	(79)
Net amount recognized	$(104)	$(87)
Amounts recognized in accumulated other comprehensive income consist of
Net prior service cost	$7	$—
Net experience loss	30	25
Net amount recognized	$37	$25

Components of postemployment benefit expense were:

(millions)	2014	2013	2012
Service cost	$7	$7	$7
Interest cost	4	3	4
Recognized net loss	3	5	5
Postemployment benefit expense	$14	$15	$16

The estimated net experience loss and net prior service cost that will be amortized from accumulated other comprehensive income into postemployment benefit expense over the next fiscal year is $3 million and $1 million, respectively.

Benefit payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2015	$69	$8
2016	71	8
2017	72	8
2018	72	8
2019	73	8
2020-2024	390	42

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

The Company’s participation in multiemployer pension plans for the year ended January 3, 2015, is outlined in the table below. The “EIN/PN” column provides the Employer Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status available for 2014 and 2013 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement(s) (CBA) to which the plans are subject.

		PPA Zone Status		FIP/RP Status Pending/ Implemented	Contributions by the Company (millions)
Pension trust fund	EIN/PN	2014	2013		2014	2013	2012	Surcharge Imposed	Expiration Date of CBA
Bakery and Confectionary Union and Industry International Pension Fund (a)	52-6118572 / 001	Red - 12/31/2014	Red - 12/31/2013	Implemented	$5.4	$5.2	$4.8	Yes	10/31/2015 to 4/30/2017
Central States, Southeast and Southwest Areas Pension Fund (b)	36-6044243 / 001	Red - 12/31/2014	Red - 12/31/2013	Implemented	4.5	4.5	4.3	Yes	1/31/2015 to 10/31/2017
Western Conference of Teamsters Pension Trust ( c )	91-6145047 / 001	Green - 12/31/2014	Green - 12/31/2013	N/A	1.6	1.5	1.3	No	1/31/2015 to 3/29/2018
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424 / 001	Red - 6/30/2015	Red - 6/30/2014	Implemented	0.5	0.5	0.4	No	10/3/2015
Local 734 Pension Plan	51-6040136 / 001	Red - 4/30/2015	Red - 4/30/2014	Implemented	0.3	0.3	0.3	Yes	4/1/2015
Twin Cities Bakery Drivers Pension Plan	41-6172265 / 001	Green - 12/31/2014	Red - 12/31/2013	N/A	0.2	0.2	0.2	Yes	5/31/2015
Upstate New York Bakery Drivers and Industry Pension Fund	15-0612437 / 001	Green - 6/30/2014	Green - 6/30/2013	N/A	0.2	0.1	0.1	No	9/10/2017
Other Plans					2.0	2.2	2.1
Total contributions:					$14.7	$14.5	$13.5

(a)	The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 70 percent of the Company’s participants in this fund are covered by a single CBA that expires on 4/30/2017.

(b)	The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 40 percent of the Company’s participants in this fund are covered by a single CBA that expires on 7/27/2017.

(c)	The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 40 percent of the Company’s participants in this fund are covered by a single CBA that expires on 3/24/2018.

The Company was listed in the Forms 5500 of the following plans as of the following plan year ends as providing more than 5 percent of total contributions:

Pension trust fund	Contributions to the plan exceeded more than 5% of total contributions (as of the Plan’s year end)
Hagerstown Motor Carriers and Teamsters Pension Fund	6/30/2013 and 6/30/2012
Local 734 Pension Plan	4/30/2014, 4/30/2013 and 4/30/2012
Twin Cities Bakery Drivers Pension Plan	12/31/2013, 12/31/2012 and 12/31/2011
Baker’s Local 433 Pension Plan	12/31/2013
Upstate New York Bakery Drivers and Industry Pension Fund	6/30/2013 and 6/30/2012

At the date the Company’s financial statements were issued, Forms 5500 were not available for the plan years ending on or after June 30, 2014.

In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multiemployer pension plan has unfunded vested benefits and the Company decreases or ceases participation in that plan. The Company has recognized net estimated withdrawal expense related to curtailment and special termination benefits associated with the Company’s withdrawal from certain multiemployer plans aggregating (in millions): 2014 – $0; 2013 – $0; 2012 – $(5).

Postretirement benefits

Multiemployer postretirement benefit plans provide health care and other welfare benefits to active and retired employees who have met certain age and service requirements. Contributions to multiemployer postretirement benefit plans were (in millions): 2014 – $14; 2013 – $13; 2012 – $13.

NOTE 11

INCOME TAXES

The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2014	2013	2012
Income before income taxes
United States	$502	$2,102	$1,008
Foreign	323	504	317
	825	2,606	1,325
Income taxes
Currently payable
Federal	301	302	383
State	36	68	34
Foreign	103	105	105
	440	475	522
Deferred
Federal	(186)	331	(129)
State	(14)	(2)	8
Foreign	(54)	(12)	(38)
	(254)	317	(159)
Total income taxes	$186	$792	$363

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2014	2013	2012
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign rates varying from 35%	(7.9)	(3.5)	(4.4)
State income taxes, net of federal benefit	1.7	1.7	2.1
Cost (benefit) of remitted and unremitted foreign earnings	(0.1)	(0.4)	(1.8)
Tax audit activity	0.2	(0.1)	—
Net change in valuation allowances	0.3	0.4	0.8
Statutory rate changes, deferred tax impact	(0.4)	(0.5)	(0.3)
U.S. deduction for qualified production activities	(2.8)	(0.9)	(2.1)
Other	(3.4)	(1.3)	(1.9)
Effective income tax rate	22.6%	30.4%	27.4%

As presented in the preceding table, the Company’s 2014 consolidated effective tax rate was 22.6%, as compared to 30.4% in 2013 and 27.4% in 2012.

The 2014 effective income tax rate benefited due to mark-to-market loss adjustments to the Company’s pension plans in primarily higher tax jurisdictions. This results in a greater percentage of total income being generated in lower tax jurisdictions and permanent tax differences in the U.S. having a higher percentage impact on the tax rate. As of January 3, 2015, the Company recorded a deferred tax liability of $1 million related to $23 million of foreign earnings not considered indefinitely reinvested. Accumulated foreign earnings of approximately $2.2 billion, primarily in Europe, were considered indefinitely reinvested. Due to varying tax laws around the world and fluctuations in foreign exchange rates, it is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, would be dependent on circumstances existing when a repatriation, sale or liquidation occurs.

The 2013 effective income tax rate was negatively impacted by income generated from mark-to-market adjustments for the Company’s pension plans that was generally incurred in jurisdictions with tax rates higher than the effective income tax rate. As of December 28, 2013, the Company recorded a deferred tax liability of $2 million related to $24 million of foreign earnings not considered indefinitely reinvested. Accumulated foreign earnings of approximately $2.2 billion, primarily in Europe and Mexico, were considered indefinitely reinvested. Due to varying tax laws around the world and fluctuations in foreign exchange rates, it is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, would be dependent on circumstances existing when a repatriation, sale or liquidation occurs.

The 2012 effective income tax rate benefited from the elimination of a tax liability related to certain international earnings now considered indefinitely reinvested. As of December 29, 2012, the Company recorded a deferred tax liability of $5 million related to $258 million of earnings. Accumulated foreign earnings of approximately $1.7 billion, primarily in Europe, were considered indefinitely reinvested. Due to varying tax laws around the world and fluctuations in foreign exchange rates, it is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, would be dependent on circumstances existing when a repatriation, sale or liquidation occurs.

Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2014 and 2013 were $54 million and $55 million, respectively, with related valuation allowances at year-end 2014 and 2013 of $39 million and $49 million, respectively. Of the total carryforwards at year-end 2014, substantially all will expire after 2018.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2014 and 2013. Deferred tax assets on employee benefits increased in 2014 due to lower asset returns and discount rate decreases associated with the Company’s pension and postretirement plans.

	Deferred tax assets		Deferred tax liabilities
(millions)	2014	2013	2014	2013
U.S. state income taxes	$10	$13	$49	$61
Advertising and promotion-related	21	23	—	—
Wages and payroll taxes	36	36	—	—
Inventory valuation	—	37	—	—
Employee benefits	305	65	—	—
Operating loss and credit carryforwards	54	55	—	—
Hedging transactions	48	10	—	—
Depreciation and asset disposals	—	—	352	366
Trademarks and other intangibles	—	—	555	529
Deferred compensation	35	36	—	—
Stock options	38	36	—	—
Unremitted foreign earnings	—	—	1	2
Other	84	109	—	—
	631	420	957	958
Less valuation allowance	(51)	(61)	—	—
Total deferred taxes	$580	$359	$957	$958
Net deferred tax asset (liability)	$(377)	$(599)
Classified in balance sheet as:
Other current assets	$184	$195
Other current liabilities	(10)	(13)
Other assets	175	147
Other liabilities	(726)	(928)
Net deferred tax asset (liability)	$(377)	$(599)

The change in valuation allowance reducing deferred tax assets was:

(millions)	2014	2013	2012
Balance at beginning of year	$61	$59	$46
Additions charged to income tax expense	9	17	12
Reductions credited to income tax expense	(3)	(3)	—
Other (a)	—	(10)	—
Currency translation adjustments	(16)	(2)	1
Balance at end of year	$51	$61	$59

(a)	Reduction due to the disposition of a business resulting in deferred tax asset and valuation allowance being eliminated.

Cash paid for income taxes was (in millions): 2014 – $414; 2013 – $426; 2012 – $508. Income tax benefits realized from stock option exercises and deductibility of other equity-based awards are presented in Note 7.

Uncertain tax positions

The Company is subject to federal income taxes in the U.S. as well as various state, local, and foreign jurisdictions. The Company’s 2014 provision for U.S. federal income taxes represents approximately 60% of the Company’s consolidated income tax provision. The Company was chosen to participate in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP) beginning with the 2008 tax year. As a result, with limited exceptions, the Company is no longer subject to U.S. federal examinations by the IRS for years prior to 2014. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions.

As of January 3, 2015, the Company has classified $9 million of unrecognized tax benefits as a current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the current liability balance expected to be settled within one year, offset by approximately $9 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended January 3, 2015, December 28, 2013 and December 29, 2012. For the 2014 year, approximately $56 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2014	2013	2012
Balance at beginning of year	$79	$80	$66
Tax positions related to current year:
Additions	7	9	8
Tax positions related to prior years:
Additions	10	17	14
Reductions	(12)	(13)	(4)
Settlements	(2)	(14)	(1)
Lapses in statutes of limitation	(4)	—	(3)
Balance at end of year	$78	$79	$80

For the year ended January 3, 2015, the Company recognized an increase of $3 million of tax-related interest and penalties resulting in an accrual balance of $20 million at year end. For the year ended December 28, 2013, the Company recognized an increase of $4 million of tax-related interest and penalties and cash settlements of $6 million, resulting in an accrual balance of $17 million at December 28, 2013. For the year ended December 29, 2012, the Company recognized an increase of $4 million of tax-related interest and penalties and had approximately $19 million accrued at December 29, 2012.

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

Total notional amounts of the Company’s derivative instruments as of January 3, 2015 and December 28, 2013 were as follows:

(millions)	2014	2013
Foreign currency exchange contracts	$764	$517
Interest rate contracts	2,958	2,400
Commodity contracts	492	361
Total	$4,214	$3,278

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at January 3, 2015 and December 28, 2013, measured on a recurring basis.

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

Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of January 3, 2015 or December 28, 2013.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of January 3, 2015 and December 28, 2013:

Derivatives designated as hedging instruments:

	2014			2013
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$29	$29	$—	$7	$7
Interest rate contracts (a):
Other assets	—	7	7	—	—	—
Total assets	$—	$36	$36	$—	$7	$7
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(6)	$(6)	$—	$(8)	$(8)
Interest rate contracts:
Other current liabilities	—	(3)	(3)	—	—	—
Other liabilities	—	(16)	(16)	—	(59)	(59)
Commodity contracts:
Other current liabilities	—	(12)	(12)	—	(9)	(9)
Other liabilities	—	(11)	(11)	—	(19)	(19)
Total liabilities	$—	$(48)	$(48)	$—	$(95)	$(95)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.5 billion as of January 3, 2015 and December 28, 2013.

Derivatives not designated as hedging instruments:

	2014			2013
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Commodity contracts:
Other current assets	$7	$—	$7	$3	$—	$3
Total assets	$7	$—	$7	$3	$—	$3
Liabilities:
Commodity contracts:
Other current liabilities	$(36)	$—	$(36)	$(7)	$—	$(7)
Other liabilities	(4)	—	(4)	—	—	—
Total liabilities	$(40)	$—	$(40)	$(7)	$—	$(7)

During 2014, the Company designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries foreign currency denominated net assets. The carrying value of this debt was $600 million as of January 3, 2015.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of January 3, 2015 and December 28, 2013 would be adjusted as detailed in the following table:

As of January 3, 2015:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$43	$(29)	$—	$14
Total liability derivatives	$(88)	$29	$50	$(9)

As of December 28, 2013:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$10	$(10)	$—	$—
Total liability derivatives	$(102)	$10	$21	$(71)

The effect of derivative instruments on the Consolidated Statement of Income for the years ended January 3, 2015 and December 28, 2013 were as follows:

Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		2014	2013
Foreign currency exchange contracts	OIE	$3	$2
Interest rate contracts	Interest expense	17	(5)
Total		$20	$(3)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	2014	2013		2014	2013		2014	2013
Foreign currency exchange contracts	$34	$13	COGS	$ 5	$10	OIE	$(4)	$—
Foreign currency exchange contracts	4	(2)	SGA expense	3	2	OIE	—	—
Interest rate contracts	(69)	—	Interest expense	9	4	N/A	—	—
Commodity contracts	(4)	—	COGS	(7)	(10)	OIE	—	—
Total	$(35)	$11		$ 10	$6		$(4)	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	2014	2013
Foreign currency denominated long-term debt	$86	$—
Total	$86	$—

Derivatives not designated as hedging instruments
(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		2014	2013
Foreign currency exchange contracts	OIE	$ 1	$ 3
Interest rate contracts	Interest expense	(4)	—
Commodity contracts	COGS	(73)	(37)
Commodity contracts	SGA	(5)	—
Total		$(81)	$(34)

During the next 12 months, the Company expects $14 million of net deferred gains reported in accumulated other comprehensive income (AOCI) at January 3, 2015 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on January 3, 2015 was $26 million. If the credit-risk-related contingent features were triggered as of January 3, 2015, the Company would be required to post additional collateral of $26 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of January 3, 2015 triggered by credit-risk-related contingent features.

Other fair value measurements

2014 Fair Value Measurements on a Nonrecurring Basis

As part of Project K the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. See Note 3 for more information regarding Project K.

During 2014, long-lived assets of $24 million, related to a manufacturing facility in the Company’s U.S. Snacks segment, were written down to an estimated fair value of $3 million due to Project K activities. The Company’s calculation of the fair value of long-lived assets is based on Level 3 inputs, including market comparables, market trends and the condition of the assets.

2013 Fair Value Measurements on a Nonrecurring Basis

During 2013, long-lived assets of $97 million, including manufacturing facilities in the Company’s U.S. Morning Foods and Asia Pacific reporting units and certain Corporate owned assets, were written down to an estimated fair value of $31 million due to Project K. The Company’s calculation of the fair value of long-lived assets is based on Level 3 inputs, including market comparables, market trends and the condition of the assets.

During 2013, the Company recognized additional asset impairment charges totaling $4 million on a manufacturing facility in Australia closed during 2012.

The following table presents level 3 assets that were measured at fair value on the Consolidated Balance Sheet on a nonrecurring basis as of January 3, 2015:

(millions)	Fair Value	Total Loss
Description:
Long-lived assets	$3	$(21)
Total	$3	$(21)

The following table presents level 3 assets that were measured at fair value on the Consolidated Balance Sheet on a nonrecurring basis as of December 28, 2013:

(millions)	Fair Value	Total Loss
Description:
Long-lived assets	$38	$(70)
Total	$38	$(70)

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at January 3, 2015:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$607	$607
Long-term debt	6,507	5,935
Total	$7,114	$6,542

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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. If these counterparties fail to perform according to the terms of derivative contracts, this could result in a loss to the Company. As of January 3, 2015, there were no counterparties that represented a significant concentration of credit risk to the Company.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. As of January 3, 2015, the Company had no collateral posting requirements related to reciprocal collateralization agreements. As of January 3, 2015, the Company posted $50 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 30% of consolidated trade receivables at January 3, 2015.

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

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at January 3, 2015. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

In connection with the Company’s on-going labor negotiations with the union representing the work-force at our Memphis, TN cereal production facility, the National Labor Relations Board (NLRB) filed a complaint alleging unfair labor practices under the National Labor Relations Act in March 2014. In July 2014, a U.S. District Court judge ruled that the Memphis employees were entitled to return to work while the underlying litigation continues and employees have subsequently returned to work. In August 2014, an NLRB Administrative Law Judge dismissed the complaint that initiated the underlying litigation. The union and the NLRB have appealed that decision and the case continues. This litigation is not expected to have a material effect on the production or distribution of products from the Memphis, TN facility or a material financial impact on the Company. As of January 3, 2015, the Company has not recorded a liability related to this matter as an adverse outcome is not considered probable. The Company will continue to evaluate the likelihood of potential outcomes for this case as the litigation continues.

NOTE 14

VENEZUELA

Venezuela was designated as a highly inflationary economy as of the beginning of the Company’s 2010 fiscal year. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. In February 2013, the Venezuelan government announced a 46.5% devaluation of the official CADIVI (now named CENCOEX) exchange rate from 4.3 bolivars to 6.3 bolivars to the U.S. dollar. Additionally, the Transaction System for Foreign Currency Denominated Securities (SITME), used between May 2010 and January 2013 to translate the Company’s Venezuelan subsidiary’s financial statements to U.S. dollars, was eliminated. Accordingly, in February 2013 the Company began using the CENCOEX exchange rate to translate the Company’s Venezuelan subsidiary’s financial statements to U.S. dollars and in 2013, the Company recognized a $15 million charge as a result of the devaluation of the CENCOEX exchange rate. The CENCOEX exchange is restricted to some raw materials, finished goods, and machinery for sectors considered as national priorities, which is primarily food and medicines.

In March, 2013, the Venezuelan government announced a new auction-based currency transaction program referred to as SICAD1. SICAD1 allows entities in specific sectors to bid for U.S. dollars to be used for specified import transactions, with the minimum exchange rate to be offered being 6.3 bolivars to the U.S. dollar. As of January 3, 2015, the published SICAD1 rate offered was 12.0 bolivars to the U.S. dollar and availability of U.S. dollars at either exchange rate continues to be limited.

In January, 2014, the Venezuelan government announced the expansion of the SICAD1 auction program to prospective dividends and royalties and new profit margin controls. As the Company’s Venezuelan subsidiary declares dividends or pays royalties in the future, based on the availability of U.S. dollars exchanged under the SICAD1 program, the realized exchange losses on payments made in U.S. dollars would be recognized in earnings. On profit margin controls, the Company continues to ensure the Company is complying with the requirements.

In February 2014, the Venezuelan government announced plans to launch a third foreign exchange mechanism, known as SICAD2, which became operational on March 24, 2014. SICAD2 relies on U.S. dollar cash and U.S. dollar denominated bonds offered by the Venezuelan Central Bank, PDVSA (the national oil and gas company) and private companies. The Venezuelan government has allowed that all industry sectors will be able to access SICAD2 and has indicated that its use will not be restricted as to purpose. As of January 3, 2015, the published SICAD2 rate was 51.0 bolivars to the U.S. dollar.

In February 2015, the Venezuelan government announced plans to launch a new foreign exchange mechanism, known as SIMADI, which is expected to become operational in 2015. The SIMADI exchange mechanism, which will replace SICAD2, has been reported to be an open market in which rates will be determined based on supply and demand.

In light of the current difficult macroeconomic environment in Venezuela, the Company continues to monitor and actively manage its investment and exposures in Venezuela. The Company’s Venezuelan business does not rely heavily on imports and when items are imported, they are largely exchanged at the CENCOEX rate. As of January 3, 2015 the Company translated its Venezuelan subsidiary’s financial statements to U.S. dollars using the CENCOEX exchange rate. The Company will continue to monitor local conditions, the continued ability to obtain U.S. dollars at the CENCOEX exchange rate, and the use, if applicable, of the SICAD1, SICAD2 or SIMADI, once operational, mechanisms to determine the appropriate rate for translation. For fiscal year 2014, Venezuela represented approximately 2% of total net sales and 5% of total operating profit. As of January 3, 2015, the Company’s net monetary assets denominated in the Venezuelan bolivar were approximately $100 million in U.S. dollars applying the CENCOEX exchange rate.

If the CENCOEX exchange rate were to devalue further or if the currently less favorable SICAD1 exchange rate were extended to apply to a greater portion of the Company’s net monetary assets in Venezuela, the Company could recognize a devaluation charge in earnings. The Company continues to monitor the currency developments in Venezuela and take protective measures against currency devaluation which may include converting monetary assets into non-monetary assets which the Company can use in its business.

NOTE 15

QUARTERLY FINANCIAL DATA (unaudited)

	Net sales		Gross profit
(millions)	2014	2013	2014	2013
First	$3,742	$3,861	$1,504	$1,393
Second	3,685	3,714	1,411	1,477
Third	3,639	3,716	1,292	1,450
Fourth	3,514	3,501	856	1,783
	$14,580	$14,792	$5,063	$6,103

	Net income attributable to Kellogg Company		Per share amounts
(millions)	2014	2013	2014		2013
			Basic	Diluted	Basic	Diluted
First	$406	$311	$1.13	$1.12	$.86	$.85
Second	295	352	.82	.82	.96	.96
Third	224	326	.63	.62	.90	.90
Fourth	(293)	818	(.82)	(.82)	2.26	2.24
	$632	$1,807

The principal market for trading Kellogg shares is the New York Stock Exchange (NYSE). At January 3, 2015, the closing price (on the NYSE) was $65.48 and there were 37,314 shareholders of record.

Dividends paid per share and the quarterly price ranges on the NYSE during the last two years were:

	Dividend per share	Stock price
2014 — Quarter		High	Low
First	$0.46	$62.13	$56.90
Second	0.46	69.39	62.62
Third	0.49	66.41	59.83
Fourth	0.49	67.24	59.70
	$1.90
2013 — Quarter
First	$0.44	$64.75	$55.02
Second	0.44	66.84	61.03
Third	0.46	67.98	58.59
Fourth	0.46	64.92	58.01
	$1.80

During 2014, the Company recorded the following charges / (gains) in operating profit:

	2014
(millions)	First	Second	Third	Fourth	Full Year
Restructuring and cost reduction charges	$54	$78	$92	$74	$298
(Gains) / losses on mark-to-market adjustments	(116)	12	66	822	784
	$(62)	$90	$158	$896	$1,082

During 2013, the Company recorded the following charges / (gains) in operating profit:

	2013
(millions)	First	Second	Third	Fourth	Full Year
Restructuring and cost reduction charges	$13	$7	$29	$201	$250
(Gains) / losses on mark-to-market adjustments	54	7	(2)	(1,006)	(947)
	$67	$14	$27	$(805)	$(697)

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

The U.S. Morning Foods operating segment includes cereal, toaster pastries, health and wellness bars, and beverages.

U.S. Snacks includes cookies, crackers, cereal bars, savory snacks and fruit-flavored snacks.

U.S. Specialty primarily represents food away from home channels, including food service, convenience, vending, Girl Scouts and food manufacturing. The food service business is mostly non-commercial, serving institutions such as schools and hospitals. The convenience business includes traditional convenience stores as well as alternate retailing outlets.

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

(millions)	2014	2013	2012
Net sales
U.S. Morning Foods	$3,338	$3,465	$3,533
U.S. Snacks	3,495	3,534	3,400
U.S. Specialty	1,198	1,202	1,121
North America Other	1,468	1,515	1,485
Europe	2,887	2,860	2,527
Latin America	1,205	1,195	1,121
Asia Pacific	989	1,021	1,010
Consolidated	$14,580	$14,792	$14,197
Operating profit
U.S. Morning Foods	$490	$485	$588
U.S. Snacks	395	447	476
U.S. Specialty	266	265	241
North America Other	252	275	265
Europe	240	256	261
Latin America	169	157	167
Asia Pacific	45	60	85
Total Reportable Segments	1,857	1,945	2,083
Corporate	(833)	892	(521)
Consolidated	$1,024	$2,837	$1,562
Depreciation and amortization (a)
U.S. Morning Foods	$136	$181	$132
U.S. Snacks	166	144	123
U.S. Specialty	10	8	5
North America Other	32	30	34
Europe	92	84	66
Latin America	32	29	26
Asia Pacific	31	40	55
Total Reportable Segments	499	516	441
Corporate	4	16	7
Consolidated	$503	$532	$448

(a)	Includes asset impairment charges as discussed in Note 12.

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by Management for the Company’s internationally-based reportable segments as shown below.

(millions)	2014	2013	2012
Interest expense
North America Other	$6	$6	$4
Europe	5	6	4
Latin America	3	1	4
Asia Pacific	1	3	4
Corporate	194	219	245
Consolidated	$209	$235	$261
Income taxes
Europe	$(3)	$4	$(21)
Latin America	42	35	36
Asia Pacific	(1)	6	9
Corporate & North America	148	747	339
Consolidated	$186	$792	$363

Management reviews balance sheet information, including total assets, based on geography. For all North American-based operating segments, balance sheet information is reviewed by Management in total and not on an individual operating segment basis.

(millions)	2014	2013	2012
Total assets
North America	$10,489	$10,643	$10,602
Europe	2,893	3,007	3,014
Latin America	905	1,052	861
Asia Pacific	1,111	1,049	1,107
Corporate	1,796	2,583	3,384
Elimination entries	(2,041)	(2,860)	(3,799)
Consolidated	$15,153	$15,474	$15,169
Additions to long-lived assets
North America	$295	$296	$549
Europe	129	182	209
Latin America	31	70	40
Asia Pacific	120	85	79
Corporate	7	4	14
Consolidated	$582	$637	$891

The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2014, 21% in 2013, and 20% in 2012, comprised principally of sales within the United States.

Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2014	2013	2012
Net sales
United States	$8,876	$9,060	$8,875
All other countries	5,704	5,732	5,322
Consolidated	$14,580	$14,792	$14,197
Long-lived assets
United States	$2,283	$2,343	$2,427
All other countries	1,486	1,513	1,355
Consolidated	$3,769	$3,856	$3,782

Supplemental product information is provided below for net sales to external customers:

(millions)	2014	2013	2012
Retail channel cereal	$6,268	$6,451	$6,652
Retail channel snacks	6,622	6,625	5,891
Frozen and specialty channels	1,690	1,716	1,654
Consolidated	$14,580	$14,792	$14,197

NOTE 17

SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2014	2013	2012
Research and development expense	$199	$199	$206
Advertising expense	$1,094	$1,131	$1,120

Consolidated Balance Sheet (millions)	2014	2013
Trade receivables	$1,101	$1,231
Allowance for doubtful accounts	(7)	(5)
Refundable income taxes	16	52
Other receivables	166	146
Accounts receivable, net	$1,276	$1,424
Raw materials and supplies	$327	$319
Finished goods and materials in process	952	929
Inventories	$1,279	$1,248
Deferred income taxes	$184	$195
Other prepaid assets	158	127
Other current assets	$342	$322
Land	$105	$125
Buildings	2,154	2,155
Machinery and equipment	6,017	6,059
Capitalized software	327	325
Construction in progress	692	693
Accumulated depreciation	(5,526)	(5,501)
Property, net	$3,769	$3,856
Other intangibles	$2,338	$2,401
Accumulated amortization	(43)	(34)
Other intangibles, net	$2,295	$2,367
Pension	$250	$419
Other	528	514
Other assets	$778	$933
Accrued income taxes	$39	$69
Accrued salaries and wages	320	327
Accrued advertising and promotion	446	476
Other	596	503
Other current liabilities	$1,401	$1,375
Nonpension postretirement benefits	$82	$68
Other	418	429
Other liabilities	$500	$497

Allowance for doubtful accounts (millions)	2014	2013	2012
Balance at beginning of year	$5	$6	$8
Additions charged to expense	6	2	1
Doubtful accounts charged to reserve	(4)	(3)	(3)
Balance at end of year	$7	$5	$6

NOTE 18

SUBSEQUENT EVENTS

In January 2015 the Company acquired a majority stake in Bisco Misr, the leading packaged biscuits company in Egypt, for approximately $125 million. The acquisition was funded with short-term debt.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of January 3, 2015. The effectiveness of our internal control over financial reporting as of January 3, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

John A. Bryant

Chairman and Chief Executive Officer

Ronald L. Dissinger

Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Kellogg Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kellogg Company and its subsidiaries at January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 25, 2015

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

As of January 3, 2015, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also attested to, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2014 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) During the fourth quarter of 2014, we completed a significant upgrade to and re-implementation of our existing enterprise resource planning (ERP) system within North America. The implementation, which began in 2012, resulted in the modification of certain business processes and internal controls impacting financial reporting. During the implementation, we took the necessary steps to monitor and maintain appropriate internal controls around financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 24, 2015 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Refer to the information under the captions “2014 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” and “Potential Post-Employment Payments” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Refer to the information under the captions “Security Ownership — Five Percent Holders” and “Security Ownership — Officer and Director Stock Ownership” of the Proxy Statement, which information is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

(millions, except per share data) Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of January 3, 2015 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of January 3, 2015 (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) as of January 3, 2015 (c)*
Equity compensation plans approved by security holders	20.5	$56	20.8
Equity compensation plans not approved by security holders	—	NA	0.3
Total	20.5	$56	21.1

*	The total number of shares remaining available for issuance under the 2013 Long-term Incentive Plan will be reduced by two shares for each share issued pursuant to an award other than a stock option or stock appreciation right, or potentially issuable pursuant to an outstanding award other than a stock option or stock appreciation right, which will in each case reduce the total number of shares remaining by one share for each share issued.

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

Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the plan through payroll deductions. The trustees of the plan use those contributions to buy shares of our common stock at fair market value on the open market, with Kellogg matching those contributions on a 1:1 basis. Shares must be withdrawn from the plan when employees cease employment. Under current law, eligible employees generally receive certain income and other tax benefits if those shares are held in the plan for a specified number of years. A similar plan is also available to employees in the Republic of Ireland. As these plans are open market plans with no set overall maximum, no amounts for these plans are included in the above table. However, approximately 58,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the plan for the Republic of Ireland and other similar predecessor plans during 2014, with approximately an additional 58,000 shares being provided as matched shares.

The Deferred Compensation Plan for Non-Employee Directors was amended and restated during 2013. Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of our common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee Directors’ accounts. Units must be paid in shares of our common stock, either in a lump sum or in up to ten annual installments, with the installments to begin as soon as practicable after the non-employee Director’s service as a Director terminates. No more than 300,000 shares are authorized for use under this plan, of which approximately 1,000 had been issued as of January 3, 2015.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 25, 2015, are included herein in Part II, Item 8.

(a) 1. Consolidated Financial Statements

Consolidated Statement of Income for the years ended January 3, 2015, December 28, 2013 and December 29, 2012.

Consolidated Statement of Comprehensive Income for the years ended January 3, 2015, December 28, 2013 and December 29, 2012.

Consolidated Balance Sheet at January 3, 2015 and December 28, 2013.

Consolidated Statement of Equity for the years ended January 3, 2015, December 28, 2013 and December 29, 2012.

Consolidated Statement of Cash Flows for the years ended January 3, 2015, December 28, 2013 and December 29, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2015.

KELLOGG COMPANY

By:	/s/ John A. Bryant
John A. Bryant
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ John A. Bryant John A. Bryant	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2015

/s/ Ronald L. Dissinger Ronald L. Dissinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2015

/s/ Maribeth A. Dangel Maribeth A. Dangel	Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2015

* Stephanie A. Burns	Director	February 25, 2015

* Benjamin S. Carson Sr.	Director	February 25, 2015

* John T. Dillon	Director	February 25, 2015

* Gordon Gund	Director	February 25, 2015

* Zachary Gund	Director	February 25, 2015

* James M. Jenness	Director	February 25, 2015

* Ann McLaughlin Korologos	Director	February 25, 2015

* Donald R. Knauss	Director	February 25, 2015

* Mary Laschinger	Director	February 25, 2015

* Cynthia H. Milligan	Director	February 25, 2015

* La June Montgomery Tabron	Director	February 25, 2015

* Rogelio M. Rebolledo	Director	February 25, 2015

* By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-fact	February 25, 2015

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
2.01	Amended and Restated Transaction Agreement between us and The Procter & Gamble Company, incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K dated May 31, 2012, Commission file number 1-4171.	IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated April 24, 2009, Commission file number 1-4171.	IBRF
4.01	Indenture and Supplemental Indenture dated March 15 and March 29, 2001, respectively, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 and 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.	IBRF
4.02	Form of Indenture between Kellogg Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 333-159303.	IBRF
4.03	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.450% Senior Note Due May 30, 2016), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated May 18, 2009, Commission file number 1-4171.	IBRF
4.04	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.150% Senior Note Due 2019), incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K dated November 16, 2009, Commission file number 1-4171.	IBRF
4.05	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 4.000% Senior Note Due 2020), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated December 8, 2010, Commission file number 1-4171.	IBRF
4.06	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 3.25% Senior Note Due 2018), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 15, 2011, Commission file number 1-4171.	IBRF
4.07	Officers’ Certificate of Kellogg Company (with form of Kellogg Company 1.875% Senior Note Due 2016), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 17, 2011, Commission file number 1-4171.	IBRF
4.08	Officers’ Certificate of Kellogg Company (with form of 1.125% Senior Note due 2015, 1.750% Senior Note due 2017 and 3.125% Senior Note due 2022), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 17, 2012, Commission file number 1-4171.	IBRF
4.09	Indenture, dated as of May 22, 2012, between Kellogg Canada Inc., Kellogg Company, and BNY Trust Company of Canada and The Bank of New York Mellon Trustee Company, N.A., as trustees, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 22, 2012, commission file number 1-4171.	IBRF
4.10	First Supplemental Indenture, dated as of May 22, 2012, between Kellogg Canada, Inc., Kellogg Company, and BNY Trust Company of Canada and The Bank of New York Mellon Trustee Company, N.A., as trustees incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 22, 2012, Commission file number 1-4171.	IBRF
4.11	Officer’s Certificate of Kellogg Company (with form of Floating Rate Senior Notes due 2015 and 2.750% Senior Notes due 2023), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 14, 2013, Commission file number 1-4171.	IBRF
4.12	Second Supplemental Indenture dated as of May 22, 2014, between Kellogg Canada Inc., Kellogg Company, and BNY Trust Company of Canada and The Bank of New York Mellon Trustee Company, N.A., as trustees, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 22, 2014, commission file number 1-4171.	IBRF
10.01	Kellogg Company Excess Benefit Retirement Plan, incorporated by reference to Exhibit 10.01 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1983, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.02	Kellogg Company Supplemental Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1990, Commission file number 1-4171.*	IBRF
10.03	Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.04	Kellogg Company International Retirement Plan, incorporated by reference to Exhibit 10.05 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.05	Kellogg Company Executive Survivor Income Plan, incorporated by reference to Exhibit 10.06 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1985, Commission file number 1-4171.*	IBRF
10.06	Kellogg Company Key Executive Benefits Plan, incorporated by reference to Exhibit 10.09 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1991, Commission file number 1-4171.*	IBRF
10.07	Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.08	Kellogg Company Senior Executive Officer Performance Bonus Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1995, Commission file number 1-4171.*	IBRF
10.09	Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.10	Kellogg Company Bonus Replacement Stock Option Plan, incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.11	Kellogg Company Executive Compensation Deferral Plan incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 31, 1997, Commission file number 1-4171.*	IBRF
10.12	Employment Letter between us and James M. Jenness, incorporated by reference to Exhibit 10.18 to our Annual Report in Form 10-K for the fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.13	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.14	Stock Option Agreement between us and James Jenness, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.15	Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.16	Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*	IBRF
10.17	Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10. to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*	IBRF
10.18	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10. of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.19	Form of Non-Qualified Option Agreement for Senior Executives under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.20	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF
10.21	Form of Non-Qualified Option Agreement for Non-Employee Director under 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.22	First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*	IBRF
10.23	Restricted Stock Grant/Non-Compete Agreement between us and John Bryant, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended April 2, 2005, Commission file number 1-4171 (the “2005 Q1 Form 10-Q”).*	IBRF
10.24	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.25	Agreement between us and James M. Jenness, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF
10.26	Letter Agreement between us and John A. Bryant, dated July 23, 2007, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 23, 2007, Commission file number 1-4171.*	IBRF
10.27	Agreement between us and James M. Jenness, dated February 22, 2008, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 22, 2008, Commission file number 1-4171.*	IBRF
10.29	Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.30	Amendment to Letter Agreement between us and John A. Bryant, dated December 18, 2008, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.31	Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*	IBRF
10.32	Form of Option Terms and Conditions for SVP Executive Officers under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 20, 2009, Commission file number 1-4171.*	IBRF
10.33	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*	IBRF
10.34	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158826.*	IBRF
10.35	2010-2012 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2010, Commission file number 1-4171.*	IBRF
10.36	2011-2013 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.*	IBRF
10.37	Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.	IBRF
10.38	Letter Agreement between us and Gary Pilnick, dated May 20, 2008, incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, commission file number 1-4171.*	IBRF
10.39	Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Appendix A of our Board of Directors’ proxy statement for the annual meeting of shareholders held on April 29, 2011.*	IBRF
10.40	2012-2014 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.41	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.42	Form of Restricted Stock Terms and Conditions, incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Commission file number 1-4171.*	IBRF
10.43	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.44	2013-2015 Executive Performance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 27, 2013, Commission file number 1-4171.*	IBRF
10.45	Kellogg Company 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-188222.*	IBRF
10.46	Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.47	Amendment Number 1. to the Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.48	Kellogg Company Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF
10.49	Kellogg Company Executive Compensation Deferral Plan, incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF
10.50	2014-2016 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 27, 2014, Commission file number 1-4171.*	IBRF
10.51	Five-Year Credit Agreement dated as of February 28, 2014 with JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Capital, as Syndication Agent, BNP Paribas, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Wells Fargo Bank, N.A., as Documentation Agents, J.P. Morgan Securities LLC, Barclays Capital, BNP Paribas Securities Corp., Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 4, 2014, Commission file number 1-4171.	IBRF
10.52	Kellogg Company Change of Control Severance Policy for Key Executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.53	Amendment to Change of Control between the Company and John Bryant, dated December 5, 2014, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.54	2015-2017 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
10.55	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by John A. Bryant.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Ronald L. Dissinger.	E
32.1	Section 1350 Certification by John A. Bryant.	E
32.2	Section 1350 Certification by Ronald L. Dissinger.	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.

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