Form 10-Q
period 2015-04-04
KELLOGG CO
filed 2015-05-11
CIK 55067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

Yes  ☐    No  ☒

Common Stock outstanding as of May 2, 2015 — 352,898,107 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED BALANCE SHEET

(millions, except per share data)

	April 4, 2015 (unaudited)	January 3, 2015 *
Current assets
Cash and cash equivalents	$349	$443
Accounts receivable, net	1,503	1,276
Inventories:
Raw materials and supplies	353	327
Finished goods and materials in process	846	952
Deferred income taxes	170	184
Other prepaid assets	220	158

Total current assets	3,441	3,340

Property, net of accumulated depreciation of $5,466 and $5,526	3,719	3,769
Goodwill	4,993	4,971
Other intangibles, net of accumulated amortization of $45 and $43	2,282	2,295
Pension	254	250
Other assets	519	528

Total assets	$15,208	$15,153

Current liabilities
Current maturities of long-term debt	$360	$607
Notes payable	809	828
Accounts payable	1,537	1,528
Accrued advertising and promotion	453	446
Accrued income taxes	72	39
Accrued salaries and wages	226	320
Other current liabilities	543	596

Total current liabilities	4,000	4,364

Long-term debt	6,561	5,935
Deferred income taxes	764	726
Pension liability	760	777
Nonpension postretirement benefits	75	82
Other liabilities	396	418

Commitments and contingencies

Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	689	678
Retained earnings	6,739	6,689
Treasury stock, at cost	(3,696)	(3,470)
Accumulated other comprehensive income (loss)	(1,291)	(1,213)

Total Kellogg Company equity	2,546	2,789

Noncontrolling interests	106	62

Total equity	2,652	2,851

Total liabilities and equity	$15,208	$15,153

*	Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)

	Quarter ended
	April 4,	March 29,
(Results are unaudited)	2015	2014
Net sales	$3,556	$3,742

Cost of goods sold	2,311	2,238
Selling, general and administrative expense	861	890

Operating profit	384	614

Interest expense	54	52
Other income (expense), net	(26)	10

Income before income taxes	304	572
Income taxes	76	165
Earnings (loss) from joint ventures	(1)	(1)

Net income	$227	$406

Net income (loss) attributable to noncontrolling interests	—	—

Net income attributable to Kellogg Company	$227	$406

Per share amounts:
Basic	$0.64	$1.13
Diluted	$0.64	$1.12

Dividends per share	$0.490	$0.460

Average shares outstanding:
Basic	355	360

Diluted	357	362

Actual shares outstanding at period end	353	358

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(millions)

	Quarter ended April 4, 2015
	Pre-tax	Tax (expense)	After-tax
(Results are unaudited)	amount	benefit	amount

Net income			$227
Other comprehensive income (loss):
Foreign currency translation adjustments	(62)	(21)	(83)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	8	(1)	7
Reclassification to net income	(4)	—	(4)
Postretirement and postemployment benefits:
Amount arising during the period:			—
Prior service credit (cost)	(1)	—	(1)
Reclassification to net income:
Net experience loss	1	—	1
Prior service cost	3	(1)	2

Other comprehensive income (loss) attributable to Kellogg Company	$(55)	$(23)	$(78)
Comprehensive income attributable to noncontrolling interests			(1)
Comprehensive income			$148

	Quarter ended March 29, 2014
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount

Net income			$406
Other comprehensive income (loss):
Foreign currency translation adjustments	3	—	3
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(1)	—	(1)
Reclassification to net income	(10)	3	(7)
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	1	—	1
Prior service cost	2	(1)	1

Other comprehensive income (loss) attributable to Kellogg Company	$(5)	$2	$(3)

Comprehensive income			$403

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF EQUITY

(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
(unaudited)	shares	amount			shares	amount
Balance, December 28, 2013	420	$105	$626	$6,749	57	$(2,999)	$(936)	$3,545	$62	$3,607
Common stock repurchases			—		11	(690)		(690)		(690)
Net income				632				632	1	633	633
Dividends				(680)				(680)	(1)	(681)
Other comprehensive loss							(277)	(277)		(277)	(277)
Stock compensation			29					29		29
Stock options exercised and other			23	(12)	(4)	219		230		230

Balance, January 3, 2015	420	$105	$678	$6,689	64	$(3,470)	$(1,213)	$2,789	$62	$2,851	$356
Common stock repurchases			—		4	(285)		(285)		(285)
Acquisition of noncontrolling interest								—	20	20
Net income				227				227		227	227
Dividends				(174)				(174)		(174)
Other comprehensive loss							(78)	(78)	(1)	(79)	(79)
Stock compensation			10					10		10
Stock options exercised and other			1	(3)	(1)	59		57	25	82

Balance, April 4, 2015	420	$105	$689	$6,739	67	$(3,696)	$(1,291)	$2,546	$106	$2,652	$148

Refer to notes to Consolidating Financial Statements.

Kellogg Company and Subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)

	Year-to-date period ended
(unaudited)	April 4, 2015	March 29, 2014
Operating activities
Net income	$227	$406
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	131	116
Postretirement benefit plan expense (benefit)	(21)	(22)
Deferred income taxes	(2)	45
Other	57	6
Postretirement benefit plan contributions	(12)	(28)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(240)	(195)
Inventories	70	(29)
Accounts payable	27	(49)
Accrued income taxes	33	76
Accrued interest expense	17	45
Accrued and prepaid advertising, promotion and trade allowances	(12)	(9)
Accrued salaries and wages	(88)	(84)
All other current assets and liabilities	(92)	(10)

Net cash provided by (used in) operating activities	95	268

Investing activities
Additions to properties	(83)	(97)
Acquisitions, net of cash acquired	(117)	—
Other	3	(2)

Net cash provided by (used in) investing activities	(197)	(99)

Financing activities
Net issuances (reductions) of notes payable	(19)	986
Issuances of long-term debt	672	—
Reductions of long-term debt	(243)	(682)
Net issuances of common stock	57	37
Common stock repurchases	(285)	(321)
Cash dividends	(174)	(166)
Other	5	(1)

Net cash provided by (used in) financing activities	13	(147)

Effect of exchange rate changes on cash and cash equivalents	(5)	(11)

Increase (decrease) in cash and cash equivalents	(94)	11
Cash and cash equivalents at beginning of period	443	273

Cash and cash equivalents at end of period	$349	$284

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

for the quarter ended April 4, 2015 (unaudited)

Note 1 Accounting policies

Basis of presentation

The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2014 Annual Report on Form 10-K.

The condensed balance sheet data at January 3, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended April 4, 2015 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable

Beginning in 2014, the Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into this agreement is to capture overall supplier savings, in the form of pricing, payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under this arrangement. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of April 4, 2015, $261 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $212 million of those payment obligations to participating financial institutions. As of January 3, 2015, $236 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $184 million of those payment obligations to participating financial institutions.

Accounting standards to be adopted in future periods

In April 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to simplify the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance on a retrospective basis. The Company will adopt the updated standard in the first quarter of 2016. The Company does not expect the adoption of this guidance to have a significant impact on its financial statements.

In April 2015, the FASB issued an ASU to provide a practical expedient for the measurement date of an employer’s defined benefit obligation and plan assets. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently to all plans from year to year. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance on a prospective basis. The Company will early adopt the updated standard when measuring the fair value of plan assets at the end of its 2015 fiscal year. The Company does not expect the adoption of this guidance to have a significant impact on its financial statements.

In April 2015, the FASB issued an ASU to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance either; 1) prospectively to all arrangements entered into or materially modified after the effective date or 2) retrospectively. The Company will adopt the updated standard prospectively in the first quarter of 2016. The Company does not expect the adoption of this guidance to have a significant impact on its financial statements.

In May 2014, the FASB issued an ASU which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was not permitted. On April 29, 2015, the FASB issued an exposure draft of a proposed ASU that would delay the effective date of the new revenue standard by one year. Under the proposal, the updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date. Comments on the proposal are due by May 29, 2015. Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. The Company will adopt the updated standard in the first quarterly reporting period after it becomes effective. The Company is currently evaluating the impact that implementing this ASU will have on its financial statements and disclosures, as well as whether it will use the retrospective or modified retrospective method of adoption.

Note 2 Goodwill and other intangible assets

Bisco Misr acquisition

In January 2015, the Company completed its acquisition of a majority interest in Bisco Misr, the number one packaged biscuits company in Egypt for $125 million, or $117 million net of cash and cash equivalents acquired. The acquisition was accounted for under the purchase method and was financed through cash on hand. The assets and liabilities of Bisco Misr are included in the Consolidated Balance Sheet as of April 4, 2015 and the results of its operations subsequent to the acquisition date, which are immaterial, are included in the Consolidated Statement of Income within the Europe operating segment. In addition, the pro-forma effect of this acquisition if the acquisition had been completed at the beginning of 2014 would have been immaterial.

The acquired assets and assumed liabilities include the following:

January 18,
(millions)	2015
Current assets	$11
Property	79
Goodwill	58
Intangible assets and other	30
Current liabilities	(14)
Other non current liabilities, primarily deferred taxes	(27)
Non-controlling interests	(20)

$117

Goodwill, which is not expected to be deductible for statutory tax purposes, is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded primarily reflects the value of providing an established platform to leverage the Company’s existing brands in the markets served by Bisco Misr as well as any intangible assets that do not qualify for separate recognition. The above amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which is expected to occur by the first quarter of 2016.

Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 3, 2015*	$131	$3,589	$82	$465	$389	$83	$232	$4,971
Additions	—	—	—	—	58	—	—	58
Currency translation adjustment	—	—	—	(5)	(26)	(1)	(4)	(36)

April 4, 2015	$131	$3,589	$82	$460	$421	$82	$228	$4,993

* In conjunction with the establishment of the Kashi operating segment, included within the North America Other reportable segment, goodwill was reallocated on a relative fair value basis. All prior period balances were updated to conform with current presentation. See Note 12 for further discussion.

Intangible assets subject to amortization

(millions)

Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 3, 2015	$8	$65	$—	$5	$38	$6	$10	$132
Additions	—	—	—	—	4	—	—	4
Currency translation adjustment	—	—	—	—	(2)	—	—	(2)

April 04, 2015	$8	$65	$—	$5	$40	$6	$10	$134

Accumulated Amortization

January 3, 2015	$8	$16	$—	$4	$7	$6	$2	$43
Amortization	—	1	—	—	1	—	—	2

April 4,2015	$8	$17	$—	$4	$8	$6	$2	$45

Intangible assets subject to amortization, net

January 3, 2015	$—	$49	$—	$1	$31	$—	$8	$89
Additions	—	—	—	—	4	—	—	4
Currency translation adjustment	—	—	—	—	(2)	—	—	(2)
Amortization	—	(1)	—	—	(1)	—	—	(2)

April 04, 2015	$—	$48	$—	$1	$32	$—	$8	$89

For intangible assets in the preceding table, amortization was $2 million for the quarters ended April 4, 2015 and March 29, 2014. The currently estimated aggregate annual amortization expense for full-year 2015 is approximately $9 million.

Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated

January 3, 2015*	$—	$1,625	$—	$158	$423	$—	$—	$2,206
Additions	—	—	—	—	25	—	—	25
Currency translation adjustment	—	—	—	—	(38)	—	—	(38)

April 4, 2015	$—	$1,625	$—	$158	$410	$—	$—	$2,193

* In conjunction with the establishment of the Kashi operating segment, included within the North America Other reportable segment, certain intangible assets were reallocated. All prior period balances were updated to conform with current presentation. See Note 12 for further discussion.

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

The Company currently expects that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 18%), U.S. Snacks (approximately 12%), U.S. Specialty (approximately 1%), North America Other (approximately 9%), Europe (approximately 13%), Latin America (approximately 3%), Asia-Pacific (approximately 6%), and Corporate (approximately 38%). A majority of the costs impacting Corporate relate to additional initiatives to be approved and executed in the future. When these initiatives are fully defined and approved, the Company will update its estimated costs by reportable segment as needed.

Since the inception of Project K, the Company has recognized charges of $574 million that have been attributed to the program. The charges consist of $4 million recorded as a reduction of revenue, $358 million recorded in COGS and $212 million recorded in SGA.

All Projects

During the quarter ended April 4, 2015, the Company recorded total charges of $68 million across all restructuring and cost reduction activities. The charges consist of $2 million recorded as a reduction of revenue, $32 million recorded in cost of goods sold (COGS) and $34 million recorded in selling, general and administrative (SGA) expense.

During the quarter ended March 29, 2014 the Company recorded total charges of $54 million across all restructuring and cost reduction activities. The charges consist of $25 million being recorded in COGS and $29 million recorded in SGA expense.

The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarters ended April 4, 2015 and March 29, 2014 and program costs to date for programs currently active as of April 4, 2015.

			Program costs to date
(millions)	2015	2014	April 4, 2015
Employee related costs	$17	$17	$214
Asset related costs	23	3	66
Asset impairment	—	—	87
Other costs	28	34	207

Total	$68	$54	$574

			Program costs to date
(millions)	2015	2014	April 4, 2015
U.S. Morning Foods	$8	$11	$168
U.S. Snacks	9	7	85
U.S. Specialty	1	1	7
North America Other	6	3	33
Europe	19	12	118
Latin America	—	4	12
Asia Pacific	5	6	66
Corporate	20	10	85

Total	$68	$54	$574

For the quarters ended April 4, 2015 and March 29, 2014 employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

At April 4, 2015 total exit cost reserves were $87 million, related to severance payments and other costs of which a substantial portion will be paid out in 2015 and 2016. The following table provides details for exit cost reserves.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of January 3, 2015	$96	$—	$—	$14	$110
2015 restructuring charges	17	—	23	28	68
Cash payments	(39)	—	(4)	(27)	(70)
Non-cash charges and other	(3)	—	(18)	—	(21)

Liability as of April 4, 2015	$71	$—	$1	$15	$87

Note 4 Equity

Earnings per share

Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were 2 million and 8 million anti-dilutive potential common shares excluded from the reconciliation for the quarters ended April 4, 2015 and March 29, 2014, respectively.

Quarters ended April 4, 2015 and March 29, 2014:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2015
Basic	$227	355	$0.64
Dilutive potential common shares		2	—
Diluted	$227	357	$0.64

2014
Basic	$406	360	$1.13
Dilutive potential common shares		2	(0.01)
Diluted	$406	362	$1.12

In February 2014, the Company’s board of directors approved a share repurchase program authorizing the repurchase of up to $1.5 billion of our common stock through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.

During the quarter ended April 4, 2015, the Company repurchased approximately 4 million shares of common stock for a total of $285 million. During the quarter ended March 29, 2014, the Company repurchased 5 million shares of common stock for a total of $321 million.

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

	Quarter ended April 04, 2015			Quarter ended March 29, 2014
(millions)	Pre-tax amount	Tax (expense) or benefit	After-tax amount	Pre-tax amount	Tax (expense) or benefit	After-tax amount

Net income			$227			$406
Other comprehensive income (loss):
Foreign currency translation adjustments	$(62)	$(21)	(83)	$3	$—	3
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	8	(1)	7	(1)	—	(1)
Reclassification to net income	(4)	—	(4)	(10)	3	(7)
Postretirement and postemployment benefits:
Amounts arising during the period:
Prior service credit (cost)	(1)	—	(1)	—	—	—
Reclassification to net income:
Net experience loss	1	—	1	1	—	1
Prior service cost	3	(1)	2	2	(1)	1

Other comprehensive income (loss) attributable to Kellogg	$(55)	$(23)	(78)	$(5)	$2	(3)
Comprehensive income attributable to noncontrolling interest			(1)			—
Comprehensive income			$148			$403

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended April 4, 2015	Quarter ended March 29, 2014
Gains and losses on cash flow hedges:
Foreign currency exchange contracts	$(7)	$(1)	COGS
Foreign currency exchange contracts	—	(1)	SGA
Interest rate contracts	—	(9)	Interest expense
Commodity contracts	3	1	COGS

	$(4)	$(10)	Total before tax
	—	3	Tax (expense) benefit

	$(4)	$(7)	Net of tax

Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$1	See Note 7 for further details
Prior service cost	3	2	See Note 7 for further details

	$4	$3	Total before tax
	(1)	(1)	Tax (expense) benefit

	$3	$2	Net of tax

Total reclassifications	$(1)	$(5)	Net of tax

Accumulated other comprehensive income (loss) as of April 4, 2015 and January 3, 2015 consisted of the following:

(millions)	April 4, 2015	January 3, 2015
Foreign currency translation adjustments	$(1,202)	$(1,119)
Cash flow hedges — unrealized net gain (loss)	(21)	(24)
Postretirement and postemployment benefits:
Net experience loss	(17)	(18)
Prior service cost	(51)	(52)

Total accumulated other comprehensive income (loss)	$(1,291)	$(1,213)

Noncontrolling interests

In December 2012, the Company entered into a series of agreements with a third party including a subordinated loan (VIE Loan) of $44 million which is convertible into approximately 85% of the equity of the entity (VIE). Due to this convertible subordinated loan and other agreements, the Company determined that the entity is a variable interest entity, the Company is the primary beneficiary and the Company has consolidated the financial statements of the VIE. The assets and liabilities of the VIE are included in the Consolidated Balance Sheets as of April 4, 2015 and January 3, 2015 and the results of the VIE’s operations are included in the Consolidated Statements of Income for the quarters ended April 4, 2015 and March 29, 2014. The Company evaluates the consolidated assets of the VIE as well as the VIE Loan and related accrued interest for recoverability based on the actual and projected financial results of the VIE, the amount of senior collateralized borrowings of the VIE as well as other matters impacting the VIE’s operations. During the quarter ended April 4, 2015, the Company has determined that certain assets related to the VIE may not be fully recoverable and has recorded a non-cash charge of $25 million, which has been recorded as other income (expense), net.

Note 5 Debt

The following table presents the components of notes payable at April 4, 2015 and January 3, 2015:

	April 4, 2015		January 3, 2015
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$610	0.39%	$681	0.36%
Europe commercial paper	121	0.07	96	0.09
Bank borrowings	78		51

Total	$809		$828

In February 2015, the Company repaid its $250 million floating-rate U.S. Dollar Notes due 2015 at maturity with U.S. commercial paper.

In March 2015, the Company issued €600 million (approximately $658 million USD at April 4, 2015, which reflects the discount and translation adjustments) of ten-year 1.25% Euro Notes due 2025, using the proceeds from these Notes for general corporate purposes, including the repayment of a portion of its commercial paper borrowings. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued.

In the first quarter of 2015, the Company entered into interest rate swaps with notional amounts totaling $558 million, which were designated as fair value hedges for (a) $300 million of its 4.15% fixed rate U.S. Dollar Notes due 2019, (b) $200 million of its 4.0% fixed rate U.S. Dollar Notes due 2020 and (c) $58 million of its 3.125% fixed rate U.S. Dollar Notes due 2022.

In the first quarter of 2015, the Company terminated interest rate swaps with notional amounts totaling $1.5 billion, which were designated as fair value hedges for (a) $800 million of its 4.15% fixed rate U.S. Dollar Notes due 2019, (b) $500 million of its 4.0% fixed rate U.S. Dollar Notes due 2020 and (c) $216 million of its 3.125% fixed rate U.S. Dollar Notes due 2022 (collectively, the Notes). The interest rate swaps effectively converted the interest rate on the Notes from fixed to variable and the unrealized gain upon termination of $26 million will be amortized to interest expense over the remaining term of the Notes.

As of April 4, 2015, the Company has interest rate swaps with notional amounts totaling $1.4 billion, which effectively converts a portion of the associated U.S. Dollar Notes from fixed rate to floating rate obligations. These derivative instruments are designated as fair value hedges. The effective interest rates on debt obligations resulting from the Company’s current and previous interest rate swaps as of April 4, 2015 were as follows: (a) seven-year 4.45% U.S. Dollar Notes due 2016 – 3.41%; (b) five-year 1.875% U.S. Dollar Notes due 2016 – 1.58%; (c) five-year 1.75% U.S. Dollar Notes due 2017 - 1.34%; (d) seven-year 3.25% U.S. Dollar Notes due 2018 – 1.87%; (e) ten-year 4.15% U.S. Dollar Notes due 2019 - 3.86%; (f) ten-year 4.00% U.S. Dollar Notes due 2020 - 2.59%; (g) ten-year 3.125% U.S. Dollar Notes due 2022 - 2.03%.

Note 6 Stock compensation

The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, restricted stock units, and to a lesser extent, executive performance shares and restricted stock grants. During 2015, the Company changed the mix of equity compensation, awarding an increasing number of restricted stock units and fewer stock option awards. The Company also sponsors a discounted stock purchase plan in the United States and matching-grant programs in several international locations. Additionally, the Company awards restricted stock to its outside directors. The interim information below should be read in conjunction with the disclosures included within the stock compensation footnote of the Company’s 2014 Annual Report on Form 10-K.

The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended
(millions)	April 4, 2015	March 29, 2014
Pre-tax compensation expense	$12	$14

Related income tax benefit	$4	$5

As of April 4, 2015, total stock-based compensation cost related to non-vested awards not yet recognized was $90 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options

During the quarters ended April 4, 2015 and March 29, 2014, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2014 Annual Report on Form 10-K.

Quarter ended April 4, 2015:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
Employee and director stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	21	$56
Granted	3	64
Exercised	(1)	52
Forfeitures and expirations	—	—

Outstanding, end of period	23	$57	7.4	$204

Exercisable, end of period	14	$55	6.3	$163

Quarter ended March 29, 2014:

			Weighted-
		Weighted-	average	Aggregate
		average	remaining	intrinsic
	Shares	exercise	contractual	value
Employee and director stock options	(millions)	price	term (yrs.)	(millions)

Outstanding, beginning of period	20	$54
Granted	6	60
Exercised	(1)	47
Forfeitures and expirations	—	—

Outstanding, end of period	25	$55	7.6	$166

Exercisable, end of period	13	$52	6.2	$131

The weighted-average fair value of options granted was $7.20 per share and $6.70 per share for the quarter ended April 4, 2015 and March 29, 2014, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the quarter ended April 4, 2015:	16%	6.87	1.98%	3.00%
Grants within the quarter ended March 29, 2014:	15%	7.34	2.35%	3.00%

The total intrinsic value of options exercised was $17 million and $8 million for the quarter ended April 4, 2015 and March 29, 2014, respectively.

Performance shares

In the first quarter of 2015, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year cumulative operating cash flow (CCF) and total shareholder return (TSR) of the Company’s common stock relative to a select group of peer companies.

A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of CCF achievement. Compensation cost related to CCF performance is revised for changes in the expected outcome. The 2015 target grant currently corresponds to approximately 184,000 shares, with a grant-date fair value of $58 per share.

Based on the market price of the Company’s common stock at April 4, 2015, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	April 4, 2015
2013 Award	$26
2014 Award	$29
2015 Award	$24

The 2012 performance share award, payable in stock, was settled at 35% of target in February 2015 for a total dollar equivalent of $3 million.

Other stock-based awards

During the quarter ended April 4, 2015, the Company granted restricted stock units and a nominal number of restricted stock awards to eligible employees as presented in the following table. Terms of these grants and the Company’s method of determining grant-date fair value were consistent with that described within the stock compensation footnote in the Company’s 2014 Annual Report on Form 10-K.

Quarter ended April 4, 2015

		Weighted-
		average
	Shares	grant-date
Employee restricted stock and restricted stock units	(thousands)	fair value

Non-vested, beginning of year	346	$54
Granted	563	58
Vested	(48)	51
Forfeited	(2)	58

Non-vested, end of year	859	$57

Grants of restricted stock and restricted stock units for the comparable period ended March 29, 2014 were 51,000.

Note 7 Employee benefits

The Company sponsors a number of U.S. and foreign pension plans as well as other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2014 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.

Pension

	Quarter ended
(millions)	April 4, 2015	March 29, 2014
Service cost	$28	$26
Interest cost	53	57
Expected return on plan assets	(100)	(104)
Amortization of unrecognized prior service cost	3	3

Total pension (income) expense	$(16)	$(18)

Other nonpension postretirement
	Quarter ended
(millions)	April 4, 2015	March 29, 2014
Service cost	$8	$7
Interest cost	12	14
Expected return on plan assets	(25)	(24)
Amortization of unrecognized prior service cost (credit)	—	(1)

Total postretirement benefit (income) expense	$(5)	$(4)

Postemployment
	Quarter ended
(millions)	April 4, 2015	March 29, 2014
Service cost	$2	$2
Interest cost	1	1
Recognized net loss	1	1

Total postemployment benefit expense	$4	$4

Company contributions to employee benefit plans are summarized as follows:

		Nonpension
(millions)	Pension	postretirement	Total
Quarter ended:
April 4, 2015	$9	$3	$12
March 29, 2014	$24	$4	$28

Full year:
Fiscal year 2015 (projected)	$39	$16	$55
Fiscal year 2014 (actual)	$37	$16	$53

Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 8 Income taxes

The consolidated effective tax rate for the quarter ended April 4, 2015 was 25% as compared to the prior year’s rate of 29%. The effective tax rate for the first quarter of 2015 benefited from a reduction in tax related to current year remitted and unremitted earnings and the completion of certain tax examinations.

As of April 4, 2015, the Company classified $9 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $7 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the quarter ended April 4, 2015; $50 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
January 3, 2015	$78
Tax positions related to current year:
Additions	2
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	(7)
Settlements	—

April 4, 2015	$73

For the quarter ended April 4, 2015, the Company recognized a decrease of $1 million for tax-related interest and penalties. The Company recognized no cash settlements during the current quarter. The accrual balance was $19 million at April 4, 2015.

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

Total notional amounts of the Company’s derivative instruments as of April 4, 2015 and January 3, 2015 were as follows:

	April 4,	January 3,
(millions)	2015	2015
Foreign currency exchange contracts	$946	$764
Interest rate contracts	1,400	2,958
Commodity contracts	651	492

Total	$2,997	$4,214

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at April 4, 2015 and January 3, 2015, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of April 4, 2015 or January 3, 2015.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of April 4, 2015 and January 3, 2015:

Derivatives designated as hedging instruments

	April 4, 2015			January 3, 2015
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$45	$45	$—	$29	$29
Interest rate contracts (a):
Other assets	—	2	2	—	7	7

Total assets	$—	$47	$47	$—	$36	$36

Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(19)	$(19)	$—	$(6)	$(6)
Interest rate contracts:
Other current liabilities	—	—	—	—	(3)	(3)
Other liabilities (a)	—	(1)	(1)	—	(16)	(16)
Commodity contracts:
Other current liabilities	—	(12)	(12)	—	(12)	(12)
Other liabilities	—	(9)	(9)	—	(11)	(11)

Total liabilities	$—	$(41)	$(41)	$—	$(48)	$(48)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $1.5 billion as of April 4, 2015 and $2.5 billion as of January 3, 2015.

Derivatives not designated as hedging instruments

	April 4, 2015			January 3, 2015
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Commodity contracts:
Other prepaid assets	$11	$—	$11	$7	$—	$7

Total assets	$11	$—	$11	$7	$—	$7

Liabilities:
Commodity contracts:
Other current liabilities	$(34)	$—	$(34)	$(36)	$—	$(36)
Other liabilities	(2)	—	(2)	(4)	—	(4)

Total liabilities	$(36)	$—	$(36)	$(40)	$—	$(40)

The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets.

The carrying value of this debt was approximately $1.2 billion and $600 million as of April 4, 2015 and January 3, 2015, respectively.

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of April 4, 2015 and January 3, 2015 would be adjusted as detailed in the following table:

As of April 4, 2015:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$58	$(24)	$—	$34
Total liability derivatives	$(77)	$24	$40	$(13)

As of January 3, 2015:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$43	$(29)	$—	$14
Total liability derivatives	$(88)	$29	$50	$(9)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended April 4, 2015 and March 29, 2014 was as follows:

Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		Apr. 4,	Mar. 29,
		2015	2014
Foreign currency exchange contracts	Other income (expense), net	$(4)	$1
Interest rate contracts	Interest expense	9	4

Total		$5	$5

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	Apr. 4,	Mar. 29,		Apr. 4,	Mar. 29,		Apr. 4,	Mar. 29,
	2015	2014		2015	2014		2015	2014
Foreign currency exchange contracts	$17	$5	COGS	$7	$1	Other income (expense), net	$—	$—
Foreign currency exchange contracts	—	—	SGA expense	—	1	Other income (expense), net	—	—
Interest rate contracts	(9)	(7)	Interest expense	—	9	N/A	—	—
Commodity contracts	—	1	COGS	(3)	(1)	Other income (expense), net	—	—

Total	$8	$(1)		$4	$10		$—	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	Apr. 4,	Mar. 29,
	2015	2014
Foreign currency exchange contracts	$—	$(3)
Foreign currency denominated long-term debt	57	—

Total	$57	$(3)

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		Apr. 4,	Mar. 29,
		2015	2014
Foreign currency exchange contracts	Other income (expense), net	$2	$(1)
Interest rate contracts	Interest expense	—	(4)
Commodity contracts	COGS	(11)	13

Total		$(9)	$8

During the next 12 months, the Company expects $15 million of net deferred gains reported in AOCI at April 4, 2015 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on April 4, 2015 was $17 million. If the credit-risk-related contingent features were triggered as of April 4, 2015, the Company would be required to post additional collateral of $17 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of April 4, 2015 triggered by credit-risk-related contingent features.

Financial instruments

The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at April 4, 2015:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$360	$360
Long-term debt	7,182	6,561

Total	$7,542	$6,921

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

Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of April 4, 2015, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.

For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of April 4, 2015 the Company had no collateral posting requirements related to reciprocal collateralization agreements. As of April 4, 2015 the Company posted $40 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net.

Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 27% of consolidated trade receivables at April 4, 2015.

Note 10 Contingencies

In connection with the Company’s on-going labor negotiations with the union representing the work-force at its Memphis, TN cereal production facility, the National Labor Relations Board (NLRB) filed a complaint alleging unfair labor practices under the National Labor Relations Act in March 2014. In July 2014, a U.S. District Court judge ruled that the Memphis employees were entitled to return to work while the underlying litigation continues and employees have subsequently returned to work. In August 2014, an NLRB Administrative Law Judge dismissed the complaint that initiated the underlying litigation. In May 2015, the NLRB reversed the decision of the Administrative Law Judge in favor of the union. The Company will be appealing this decision and the case continues. This litigation is not expected to have a material effect on the production or distribution of products from the Memphis, TN facility or a material financial impact on the Company. As of April 4, 2015, the Company has not recorded a liability related to this matter as an adverse outcome is not considered probable. The Company will continue to evaluate the likelihood of potential outcomes for this case as the litigation continues.

Note 11 Venezuela

Venezuela is designated as a highly inflationary economy. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. In 2013 the Company began using the CENCOEX exchange rate, which is 6.3 bolivars to the U.S. dollar, to translate its Venezuelan subsidiary’s financial statements to U.S. dollars. The CENCOEX exchange is restricted to some raw materials, finished goods, and machinery for sectors considered as national priorities, which is primarily food and medicines.

In 2013, the Venezuelan government established an auction-based currency transaction program referred to as SICAD1. SICAD1 allowed entities in specific sectors to bid for U.S. dollars to be used for specified import transactions, with the minimum exchange rate to be offered being 6.3 bolivars to the U.S. dollar. In addition in 2014, the Venezuelan government expanded SICAD1 to include prospective dividends and royalties and established new profit margin controls. As the Company’s Venezuelan subsidiary declares dividends or pays royalties in the future, based on the availability of U.S. dollars exchanged under the SICAD1 program, the realized exchange losses on payments made in U.S. dollars would be recognized in earnings. On profit margin controls, the Company continues to ensure it is complying with the requirements.

In 2014, the Venezuelan government also established a third foreign exchange mechanism, known as SICAD2. SICAD2 relied on U.S. dollar cash and U.S. dollar denominated bonds offered by the Venezuelan Central Bank, PDVSA (the national oil and gas company) and private companies. The Venezuelan government allowed all industry sectors to access SICAD2 and indicated that its use would not be restricted as to purpose.

In the first quarter of 2015, the Venezuelan government established a new foreign exchange mechanism, known as SIMADI. SIMADI has been reported to be an open market in which rates will be determined based on supply and demand, however there has been minimal transactions exchanged in the first quarter of 2015. In connection with the establishment of SIMADI, SICAD1 and SICAD2 have been merged into one exchange known as SICAD.

As of April 4, 2015, the published SICAD and SIMADI rates offered were 12.0 and 193.0 bolivars to the U.S. dollar, respectively.

In light of the current difficult macroeconomic environment in Venezuela, the Company continues to monitor and actively manage its investment and exposures in Venezuela. The Company’s Venezuelan business does not rely heavily on imports and when items are imported, they are largely exchanged at the CENCOEX rate. As of April 4, 2015 and January 3, 2015 the Company remeasured its Venezuelan subsidiary’s financial statements to U.S. dollars using the CENCOEX exchange rate. The Company will continue to monitor local conditions, its continued ability to obtain U.S. dollars at the CENCOEX exchange rate, and the use, if applicable, of the SICAD or SIMADI mechanisms to determine the appropriate rate for remeasurement.

For the quarter ended April 4, 2015, Venezuela represented approximately 2% of total net sales and 3% of total operating profit. As of April 4, 2015 and January 3, 2015, the Company’s net monetary assets denominated in the Venezuelan bolivar were approximately $117 million and $100 million, respectively in U.S. dollars applying the CENCOEX exchange rate.

If the CENCOEX exchange rate were to devalue further or if the currently less favorable SICAD or SIMADI exchange rates were extended to apply to a greater portion of the Company’s net monetary assets in Venezuela, the Company would recognize a devaluation charge in earnings. The Company continues to monitor the currency developments in Venezuela and take protective measures against currency devaluation which may include converting monetary assets into non-monetary assets which the Company can use in its business.

Note 12 Reportable segments

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

The Company has the following reportable segments: U.S. Morning Foods; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. Beginning in the first quarter of 2015, a new Kashi operating segment was established in order to optimize future growth potential of this business. This operating segment is included in the North America Other reportable segment. Previously, results of Kashi were included within the U.S. Morning Foods, U.S. Snacks, and the U.S. Frozen operating segments. Goodwill was reallocated between operating segments on a relative fair value basis. In conjunction with the reallocation of goodwill, an impairment analysis was performed. No impairment of the operating segments was noted. Reportable segment results of prior periods have been recast to conform to the current presentation.

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

U.S. Specialty primarily represents food away from home channels, including food service, convenience, vending, Girl Scouts and food manufacturing. The food service business is mostly non-commercial, serving institutions such as schools and hospitals. The convenience business includes traditional convenience stores as well as alternate retail outlets.

North America Other includes the U.S. Frozen, Kashi and Canada operating segments. As these operating segments are not considered economically similar enough to aggregate with other operating segments and are immaterial for separate disclosure, they have been grouped together as a single reportable segment.

The three remaining reportable segments are based on geographic location – Europe which consists principally of European countries; Latin America which consists of Central and South America and includes Mexico; and Asia Pacific which consists of South Africa, Australia and other Asian and Pacific markets.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Intercompany transactions between operating segments were insignificant in all periods presented.

	Quarter ended
	April 4,	March 29,
(millions)	2015	2014
Net sales
U.S. Morning Foods	$776	$799
U.S. Snacks	854	864
U.S. Specialty	361	372
North America Other	433	482
Europe	607	705
Latin America	295	278
Asia Pacific	230	242

Consolidated	$3,556	$3,742

Operating profit
U.S. Morning Foods	$127	$126
U.S. Snacks	80	86
U.S. Specialty	78	87
North America Other	59	83
Europe	61	65
Latin America	51	48
Asia Pacific	12	16

Total Reportable Segments	468	511
Corporate (a)	(84)	103

Consolidated	$384	$614

(a)	Includes mark-to-market adjustments for pension plans and commodity contracts totaling $(67) million and $116 million for the quarters ended April 4, 2015 and March 29, 2014, respectively.

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

During Q1 2015, we established a new Kashi operating segment in order to optimize future growth potential of this business. This operating segment is included in the North America Other reportable segment. Including this new operating segment, we manage our operations through nine operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. We report results of operations in the following reportable segments: U.S. Morning Foods; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. The reportable segments are discussed in greater detail in Note 12 within Notes to Consolidated Financial Statements.

We manage our Company for sustainable performance defined by our long-term annual growth targets. Our targeted long-term annual growth is low-single-digit (1 to 3%) for currency-neutral comparable net sales, mid-single-digit (4 to 6%) for currency-neutral comparable operating profit, and high-single-digit (7 to 9%) for currency-neutral comparable diluted net earnings per share.

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

In January 2015, the Company completed its acquisition of a majority interest in Bisco Misr, the number one packaged biscuits company in Egypt for $125 million, or $117 million net of cash and cash equivalents acquired.

Comparability

Comparability of certain financial measures is effected significantly by several types of financial impacts such as foreign currency translation, integration costs, pension and commodity mark-to-market adjustments, Project K costs, differences in shipping days, acquisitions, dispositions, and other costs impacting comparability. To provide increased transparency and assist in understanding our comparable operating performance, we use non-GAAP financial measures within MD&A that exclude these financial impacts.

Non-GAAP financial measures used include comparable net sales, currency-neutral comparable net sales, comparable net sales growth, currency-neutral comparable net sales growth, comparable gross margin, currency-neutral comparable gross margin, comparable gross profit, currency-neutral comparable gross profit, comparable SGA%, currency-neutral comparable SGA%, comparable operating margin, currency-neutral comparable operating margin, comparable operating profit, currency-neutral comparable operating profit, comparable operating profit growth, currency-neutral comparable operating profit growth, comparable income taxes, currency-neutral comparable income taxes, comparable effective tax rate, currency-neutral comparable effective tax rate, comparable net income attributable to Kellogg Company, currency-neutral comparable net income attributable to Kellogg Company, comparable diluted EPS, currency-neutral comparable diluted EPS, comparable diluted EPS growth, and currency-neutral comparable diluted EPS growth.

Financial results

For the quarter ended April 4, 2015, our reported net sales declined by 5.0%, driven primarily by currency devaluation and currency-neutral comparable net sales declined by 0.3%. We experienced currency-neutral comparable net sales declines in all North America reportable segments, and currency-neutral comparable net sales growth in Europe, Latin America, and Asia-Pacific reportable segments. Reported operating profit decreased by 37.5%, driven primarily by mark-to-market charges on pension plans, currency devaluation, and Project K costs. Currency-neutral comparable operating profit declined by 1.9%. The decline in currency-neutral comparable operating profit was driven by slightly lower net sales and investments in capability, including sales and re-establishment of the Kashi organization. This was partially offset by favorable timing in brand-building investment.

Reported diluted EPS of $.64 for the quarter was down 42.9% compared to the prior year of $1.12. Currency-neutral comparable diluted EPS of $1.04 increased by 3.0% compared to prior year of $1.01. This result was better than our expectations as a result of favorable operating profit delivery and a better-than-expected tax rate.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended

Consolidated results	April 4,	March 29,
(dollars in millions, except per share data)	2015	2014

Reported net sales	$3,556	$3,742
Project K (b)	(2)	—
Acquisitions/divestitures (e)	8	2
Differences in shipping days	(3)	—

Comparable net sales (f)	$3,553	$3,740
Foreign currency impact	(176)	—

Currency neutral comparable net sales (g)	$3,729	$3,740

Reported operating profit	$384	$614
Mark-to-market (a)	(67)	116
Project K (b)	(68)	(54)
Integration costs (d)	(8)	(7)

Comparable operating profit (f)	$527	$559
Foreign currency impact	(21)	—

Currency neutral comparable operating profit (g)	$548	$559

Reported income taxes	$76	$165
Mark-to-market (a)	(21)	36
Project K (b)	(21)	(18)
Integration costs (d)	(2)	(2)

Comparable income taxes (f)	$120	$149
Foreign currency impact	(2)	—

Currency neutral comparable income taxes (g)	$122	$149

Reported effective income tax rate	25.1%	28.9%
Mark-to-market (a)	(1.0)	0.5
Project K (b)	(0.8)	(0.4)
Other costs (c)	1.4	—
Integration costs (d)	0.1	—

Comparable effective income tax rate (f)	25.4%	28.8%
Foreign currency impact	0.7	—

Currency neutral comparable effective income tax rate (g)	24.7%	28.8%

Reported net income attributable to Kellogg Company	$227	$406
Mark-to-market (a)	(46)	80
Project K (b)	(47)	(36)
Other costs (c)	(25)	—
Integration costs (d)	(6)	(5)

Comparable net income attributable to Kellogg Company (f)	$351	$367
Foreign currency impact	(19)	—

Currency neutral comparable net income attributable to Kellogg Company (g)	$370	$367

Reported diluted EPS	$0.64	$1.12
Mark-to-market (a)	(0.13)	0.22
Project K (b)	(0.13)	(0.10)
Other costs (c)	(0.07)	—
Integration costs (d)	(0.01)	(0.01)

Comparable diluted EPS (f)	$0.98	$1.01
Foreign currency impact	(0.06)	—

Currency neutral comparable diluted EPS (g)	$1.04	$1.01
Currency neutral comparable diluted EPS growth (g)	3.0%	(3.8)%

a)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in selling, general and administrative expense as well as cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2014 and 2013. These amounts have been recorded in earnings in the first quarter of 2015 and 2014, respectively. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
b)	Costs incurred related primarily to the execution of Project K, a four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.
c)	During the quarter ended April 4, 2015, the Company has determined that certain assets related to a portion of the business may not be fully recoverable and has recorded a non-cash charge within other income (expense). Refer to Note 4 within the Notes to Consolidated Financial Statements for further information.
d)	Includes impact of integration costs associated with the Pringles and Bisco Misr acquisitions.
e)	Includes impact of Bisco Misr acquisition during the first quarter of 2015 and the divestiture of Loma Linda in 2014.
f)	Comparable net sales, comparable operating profit, comparable income taxes, comparable effective income tax rate, comparable net income attributable to Kellogg Company and comparable diluted EPS are non-GAAP measures which are reconciled to the directly comparable measure in accordance with U.S. GAAP within this table. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our comparable operating performance.
g)	Currency neutral comparable net sales, currency neutral comparable operating profit, currency neutral comparable income taxes, currency neutral comparable effective income tax rate, currency neutral comparable net income attributable to Kellogg Company, currency neutral comparable diluted EPS and currency neutral comparable diluted EPS growth are non-GAAP measures which are reconciled to the directly comparable measure in accordance with U.S. GAAP within this table. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our comparable operating performance.

Net sales and operating profit

The following tables provides an analysis of net sales and operating profit performance for the first quarter of 2015 versus 2014:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2015 net sales	$776	$854	$361	$433	$607	$295	$230	$—	$3,556

2014 net sales	$799	$864	$372	$482	$705	$278	$242	$—	$3,742

% change - 2015 vs. 2014:
As Reported	(2.9)%	(1.1)%	(3.0)%	(10.2)%	(13.8)%	6.3%	(5.3)%	—%	(5.0)%
Project K (b)	—%	—%	—%	(.5)%	—%	—%	—%	—%	(.1)%
Acquisitions/divestitures (d)	—%	—%	(.5)%	—%	1.1%	—%	—%	—%	.2%
Differences in shipping days	—%	—%	—%	—%	(.4)%	—%	—%	—%	(.1)%

Comparable (e)	(2.9)%	(1.1)%	(2.5)%	(9.7)%	(14.5)%	6.3%	(5.3)%	—%	(5.0)%
Foreign currency impact	—%	—%	—%	(3.6)%	(15.5)%	(9.4)%	(9.3)%	—%	(4.7)%

Currency neutral comparable (f)	(2.9)%	(1.1)%	(2.5)%	(6.1)%	1.0%	15.7%	4.0%	—%	(.3)%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated

2015 operating profit	$127	$80	$78	$59	$61	$51	$12	$(84)	$384

2014 operating profit	$126	$86	$87	$83	$65	$48	$16	$103	$614

% change - 2015 vs. 2014:
As Reported	.2%	(7.3)%	(10.2)%	(27.9)%	(5.8)%	4.8%	(22.8)%	(182.1)%	(37.5)%
Mark-to-market (a)	—%	—%	—%	—%	—%	—%	—%	(154.1)%	(28.1)%
Project K (b)	1.8%	(3.1)%	(.1)%	(4.2)%	(9.4)%	8.1%	2.3%	(213.8)%	(3.5)%
Integration impact (c)	—%	(.1)%	—%	—%	.9%	(.1)%	(8.9)%	(24.8)%	(.2)%
Acquisitions/divestitures (d)	—%	—%	.1%	—%	.7%	—%	—%	—%	.2%
Differences in shipping days	—%	—%	—%	—%	(.5)%	—%	—%	—%	(.1)%

Comparable (e)	(1.6)%	(4.1)%	(10.2)%	(23.7)%	2.5%	(3.2)%	(16.2)%	210.6%	(5.8)%
Foreign currency impact	.4%	—%	—%	(4.3)%	(10.3)%	(8.4)%	(13.0)%	(87.1)%	(3.9)%

Currency neutral comparable (f)	(2.0)%	(4.1)%	(10.2)%	(19.4)%	12.8%	5.2%	(3.2)%	297.7%	(1.9)%

a)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in selling, general and administrative expense as well as cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2014 and 2013. These amounts have been recorded in earnings in the first quarter of 2015 and 2014, respectively. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
b)	Costs incurred related primarily to the execution of Project K, a four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.
c)	Includes impact of integration costs associated with the Pringles and Bisco Misr acquisitions.
d)	Includes impact of Bisco Misr acquisition during the first quarter of 2015 and the divestiture of Loma Linda in 2014.
e)	Comparable net sales and comparable operating profit growth are non-GAAP measures which are reconciled to the directly comparable measure in accordance with U.S. GAAP within this table. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our comparable operating performance.
f)	Currency neutral comparable net sales and currency neutral comparable operating profit growth are non-GAAP measures which are reconciled to the directly comparable measure in accordance with U.S. GAAP within this table. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our comparable operating performance.

U.S. Morning Foods

Currency-neutral comparable net sales declined 2.9% as a result of unfavorable volume and pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages.

The cereal category continued to decline in the quarter, although trends have started to improve. We gained share in the category as result of Raisin Bran®, Froot Loops®, and Rice Krispies® all posting solid consumption increases and share gains during the quarter. This good performance was partially offset by the impact of the discontinuation of prior innovation and the performance of the Special K® brand. In addition, our innovation launches performed well in the quarter: Raisin Bran® Cranberry, Special K® Protein, and Disney Frozen®-themed cereal.

Toaster pastries reported a sales decline for the quarter as consumption declined. Health and wellness bars and beverages each reported a sales decline for the quarter.

Currency-neutral comparable operating profit declined 2.0% due to the unfavorable sales performance which was partially offset by net cost deflation resulting from productivity savings and Project K savings. In addition there was favorable brand-building investment in the quarter associated with the timing of commercial programs.

U.S. Snacks

Currency-neutral comparable net sales declined 1.1% as a result of decreased volume partially offset by favorable pricing/mix. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks.

Crackers posted a slight sales decline as a result of lapping significant innovations that were launched in early 2014. Our innovation for 2015 is planned for launch in the second quarter. Core products in the Club® brand continued to report growth in the quarter resulting in solid consumption and share gain for the brand. The gains in Club® have been offset by consumption declines in Townhouse®, which was lapping innovation launches, and continued weakness in Special K® Cracker Chips. We have redesigned the Special K® food and packaging, and the consumer communication supporting these changes begins in earnest in the second quarter.

The bars business was flat for the quarter due to continued weakness in the Special K® and Fiber Plus® brands. The new Special K® bars that we launched in late 2014 are off to a good start and we have renovations and more new products to be launched in this category later in the year. This activity ties into the initiatives we are launching in other categories and regions around the world. Rice Krispies Treats® reported double-digit consumption gains and gained share as a result of good core growth and innovation.

The cookies business declined resulting in lost share as we saw continued declines in our Right Bites® 100-calorie packs in the quarter as a result of trends in weight-management foods. Simply Made® cookies posted double-digit consumption growth and we have additional innovation planned for this brand later in the year.

Savory snacks reported flat sales for the quarter as the business was lapping difficult comparisons due to the launch of Pringles® Tortilla last year. We have increased levels of brand-building investment planned for the remainder of the year and we expect sales growth to increase as a result.

Currency-neutral comparable operating profit declined by 4.1% due to unfavorable sales performance and increased investment in brand-building for consumer promotions and advertising to support the re-launch of Special K® Cracker Chips and snack bars.

U.S. Specialty

Currency-neutral comparable net sales declined 2.5% as a result of decreased volume and unfavorable pricing/mix. The sales decline was the result of a distributor in the Convenience channel that decreased levels of inventory dramatically during the quarter. Without this impact, sales in the Convenience channel, and the reportable segment as a whole, would have increased slightly in the quarter. In the Convenience business, we increased share in the Cracker, Wholesome Snacks, Cookie, and Salty Snack categories. The Foodservice business posted net sales growth with good results in our top four customers.

Currency-neutral comparable operating profit declined by 10.2% due primarily to the decline in sales.

North America Other

Currency-neutral comparable net sales declined 6.1% due to decreased volume and unfavorable pricing/mix.

The U.S. Frozen business reported a net sales decline due primarily to a supply disruption that occurred due to a limited recall of a Morningstar Farms® product late in 2014. Supply has been restored in the first quarter. The Eggo® franchise posted sales growth, higher rates of penetration, consumption growth and share gains in the quarter due to good performance from the core products. The new Eggo® hand-held sandwiches that we launched recently continue to do well and already account for three points of share. In addition, the relaunch of the L’Eggo My Eggo® brand-building program continues to drive the entire brand.

Kashi reported a double-digit net sales decline due to volume declines resulting from distribution losses and the timing of year-over-year activity. We believe that these distribution losses are largely behind us. The Bear Naked® brand increased distribution and category share and posted net sales growth. Canada reported a decline in sales driven primarily by the timing and phasing of activity and weakness in the Special K® brand.

Currency-neutral comparable operating profit declined 19.4% primarily due to unfavorable sales performance and unfavorable production costs. This was partially offset by favorable timing of investment in brand-building.

Europe

Currency-neutral comparable net sales increased 1.0% as a result of increased volume which was partially offset by unfavorable pricing/mix. The cereal business declined in the quarter due to the timing of promotions and weakness in the Special K® brand, although results were in line with our expectations. We have newly renovated food being launched in the second quarter, new packaging and support scheduled and innovations planned for later in the year. Savory snacks performed well in the quarter driven by good promotions and new flavors. We plan to launch Pringles® Tortilla in the second quarter, which is expected to drive sales growth as it has in other regions.

Currency-neutral comparable operating profit improved 12.8% due to increased sales and net cost deflation, including savings from Project K.

Latin America

Currency-neutral comparable net sales improved 15.7% due to favorable volume and pricing/mix. We experienced strong volume growth in most of our markets in addition to strong price realization in Venezuela. Net sales growth was the result of good innovation and strong in-market activity. Excluding Venezuela, currency-neutral comparable net sales growth would have been approximately 3% for the quarter.

Currency-neutral comparable operating profit improved by 5.2% due to favorable sales performance which was partially offset by net cost inflation and increased brand-building investment to support product launches and drive market penetration.

Asia Pacific

Currency-neutral comparable net sales increased 4.0% as a result of increased volume which was partially offset by unfavorable pricing/mix. The sales increase was the result of double-digit growth in Asia due to performance in India, Japan, and South Korea. In India we saw growth in our core brands and in new smaller-sized packs designed to make our products more affordable. The savory snacks business posted solid growth across the region, exceeding our expectations. This sales performance was partially offset by weakness in the Australian cereal and snacks businesses.

Currency-neutral comparable operating profit declined 3.2% due to increased distribution costs and investments in capabilities and brand-building for growth in emerging and developing markets within the region.

Corporate

Currency-neutral comparable operating profit improved as a result of reduced pension costs.

Margin performance

Margin performance for the first quarter of 2015 versus 2014 is as follows:

Quarter	2015	2014	Change vs. prior year (pts.)

Reported gross margin (a)	35.0%	40.2%	(5.2)
Mark-to-market (COGS) (b)	(1.9)	3.1	(5.0)
Project K (COGS) (c)	(0.9)	(0.7)	(0.2)
Integration costs (COGS) (d)	(0.2)	(0.1)	(0.1)

Comparable gross margin (e)	38.0%	37.9%	0.1
Foreign currency impact	0.1	—	0.1
Currency neutral comparable gross margin (f)	37.9%	37.9%	—

Reported SGA%	(24.2)%	(23.8)%	(0.4)
Project K (SGA) (c)	(1.0)	(0.7)	(0.3)
Integration costs (SGA) (d)	—	(0.1)	0.1

Comparable SGA% (e)	(23.2)%	(23.0)%	(0.2)
Currency neutral comparable SGA% (f)	(23.2)%	(23.0)%	(0.2)

Reported operating margin	10.8%	16.4%	(5.6)
Mark-to-market (b)	(1.9)	3.1	(5.0)
Project K (c)	(1.9)	(1.4)	(.5)
Integration costs (d)	(0.2)	(0.2)	—

Comparable operating margin (e)	14.8%	14.9%	(.1)
Foreign currency impact	0.1	—	.1
Currency neutral comparable operating margin (f)	14.7%	14.9%	(.2)

a)	Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.
b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in selling, general and administrative expense as well as cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2014 and 2013. These amounts have been recorded in earnings in the first quarter of 2015 and 2014, respectively. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
c)	Costs incurred related primarily to the execution of Project K, a four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.
d)	Includes impact of integration costs associated with Pringles and Bisco Misr acquisitions.
e)	Comparable gross margin, comparable SGA%, and comparable operating margin are non-GAAP measures which are reconciled to the directly comparable measure in accordance with U.S. GAAP within this table. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our comparable operating performance.
f)	Currency neutral comparable gross margin, currency neutral comparable SGA%, and currency neutral comparable operating margin are non-GAAP measures which are reconciled to the directly comparable measure in accordance with U.S. GAAP within this table. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our comparable operating performance.

Currency-neutral comparable gross margin for the quarter was flat to prior year as net cost deflation was offset by unfavorable channel mix. Currency-neutral comparable SGA% increased by 20 basis points as a result of increased overhead spending which was partially offset by reduced investment in brand building.

Our currency-neutral comparable gross profit, currency-neutral comparable SGA, and currency-neutral comparable operating profit measures are reconciled to the directly comparable U.S. GAAP measures as follows:

Quarter
(dollars in millions)	2015	2014
Reported gross profit (a)	$1,245	$1,504
Mark-to-market (COGS) (b)	(68)	116
Project K (COGS) (c)	(34)	(25)
Integration costs (COGS) (d)	(6)	(4)
Acquisitions/divestitures (COGS) (e)	2	—

Comparable gross profit (COGS) (f)	$1,351	$1,417
Foreign currency impact (COGS)	(64)	—
Currency neutral comparable gross profit (g)	$1,415	$1,417

Reported SGA	$861	$890
Mark-to-market (SGA) (b)	(1)	—
Project K (SGA) (c)	34	29
Integration costs (SGA) (d)	2	3
Acquisitions/divestitures (SGA) (e)	2	—

Comparable SGA (f)	$824	$858
Foreign currency impact (SGA)	(43)	—
Currency neutral comparable SGA (g)	$867	$858

Reported operating profit	$384	$614
Mark-to-market (b)	(67)	116
Project K (c)	(68)	(54)
Integration costs (d)	(8)	(7)

Comparable operating profit (f)	$527	$559
Foreign currency impact	(21)	—
Currency neutral comparable operating profit (g)	$548	$559

a)	Gross profit is equal to net sales less cost of goods sold.
b)	Includes mark-to-market adjustments for pension plans and commodity contracts as reflected in selling, general and administrative expense as well as cost of goods sold. Actuarial gains/losses for pension plans are recognized in the year they occur. A portion of these mark-to-market adjustments were capitalized as inventoriable cost at the end of 2014 and 2013. These amounts have been recorded in earnings in the first quarter of 2015 and 2014, respectively. Mark-to-market adjustments for commodities reflect the changes in the fair value of contracts for the difference between contract and market prices for the underlying commodities. The resulting gains/losses are recognized in the quarter they occur.
c)	Costs incurred related primarily to the execution of Project K, a four-year efficiency and effectiveness program. The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.
d)	Includes impact of integration costs associated with the Pringles and Bisco Misr acquisitions.
e)	Includes impact of Bisco Misr acquisition during the first quarter of 2015 and the divestiture of Loma Linda in 2014.
f)	Comparable gross profit, comparable SGA, and comparable operating profit are non-GAAP measures which are reconciled to the directly comparable measure in accordance with U.S. GAAP within this table. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our comparable operating performance.
g)	Currency neutral comparable gross profit, currency neutral comparable SGA, and currency neutral comparable operating profit are non-GAAP measures which are reconciled to the directly comparable measure in accordance with U.S. GAAP within this table. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our comparable operating performance.

For the full year, we expect currency-neutral comparable gross margin to improve slightly due to net cost deflation.

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

We currently anticipate that Project K will result in total pre-tax charges, once all phases are approved and implemented, of $1.2 to $1.4 billion, with after-tax cash costs, including incremental capital investments, estimated to be $900 million to $1.1 billion. Cash expenditures of approximately $300 million have been incurred through the end of fiscal year 2014. Total cash expenditures, as defined, are expected to be approximately $350 million for 2015 and the balance of $250 to $450 million thereafter. We currently expect the charges will consist of asset-related costs totaling $450 to $500 million which will consist primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs totaling $425 to $475 million which will include severance, pension and other termination benefits; and other costs totaling $325 to $425 million which will consist primarily of charges related to the design and implementation of global business capabilities. A significant portion of other costs are the result of the implementation of global business service centers which are intended to simplify and standardize business support processes. The timing and costs of these projects may change over time.

We expect annual cost savings generated from Project K will be approximately $425 to $475 million by 2018, with approximately two-thirds of the cost savings to be realized in cost of goods sold. We have realized approximately $80 million of savings through the end of fiscal 2014. We expect $90 to $100 million of savings in 2015, approximately two-thirds of which will come from cost of goods sold. Cost savings will be reinvested into the business through additional investments in advertising, in-store execution, and in the design and quality of our products. We will also invest in production capacity in developing and emerging markets, and in global category teams.

As a result of Project K, capital spending levels were increased during 2014 and we anticipate that capital spending will be impacted through the end of fiscal year 2015. Our on-going business model assumes capital spending to be approximately 3-4% of net sales annually. During 2014, we experienced capital spending of approximately 4-5% of net sales, and we expect the same level of spending in 2015.

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

We currently expect that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 18%), U.S. Snacks (approximately 12%), U.S. Specialty (approximately 1%), North America Other (approximately 9%), Europe (approximately 13%), Latin America (approximately 3%), Asia-Pacific (approximately 6%), and Corporate (approximately 38%). A majority of the costs impacting Corporate relate to additional initiatives to be approved and executed in the future. When these initiatives are fully defined and approved, we will update our estimated costs by reportable segment as needed.

Since the inception of Project K, we have recognized charges of $574 million that have been attributed to the program. The charges consist of $4 million recorded as a reduction of revenue, $358 million recorded in COGS and $212 million recorded in SGA. Total charges for Project K in 2015 are expected to be approximately $400 to $450 million.

All Projects

During the quarter ended April 4, 2015, we recorded total charges of $68 million across all restructuring and cost reduction activities. The charges consist of $2 million recorded as a reduction of revenue, $32 million being recorded in COGS and $34 million recorded in SGA expense.

During the quarter ended March 29, 2014 we recorded total charges of $54 million across all restructuring and cost reduction activities. The charges consist of $25 million being recorded in COGS and $29 million recorded in SGA expense.

The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarters ended April 4, 2015 and March 29, 2014 and program costs to date for programs currently active as of April 4, 2015.

			Program costs to date
(millions)	2015	2014	April 4, 2015
Employee related costs	$17	$17	$214
Asset related costs	23	3	66
Asset impairment	—	—	87
Other costs	28	34	207

Total	$68	$54	$574

			Program costs to date
(millions)	2015	2014	April 4, 2015
U.S. Morning Foods	$8	$11	$168
U.S. Snacks	9	7	85
U.S. Specialty	1	1	7
North America Other	6	3	33
Europe	19	12	118
Latin America	—	4	12
Asia Pacific	5	6	66
Corporate	20	10	85

Total	$68	$54	$574

For the quarters ended April 4, 2015 and March 29, 2014 employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

At April 4, 2015 total exit cost reserves were $87 million, related to severance payments and other costs of which a substantial portion will be paid out in 2015 and 2016. The following table provides details for exit cost reserves.

	Employee Related Costs	Asset Impairment	Other Asset Related Costs	Other Costs	Total
Liability as of January 3, 2015	$96	$—	$—	$14	$110
2015 restructuring charges	17	—	23	28	68
Cash payments	(39)	—	(4)	(27)	(70)
Non-cash charges and other	(3)	—	(18)	—	(21)

Liability as of April 4, 2015	$71	$—	$1	15	$87

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

Interest expense

For the quarters ended April 4, 2015 and March 29, 2014, interest expense was $54 million and $52 million, respectively. For the full year 2015, we expect gross interest expense to be approximately $215-$225 million, compared to 2014’s full year interest expense of $209 million.

Income taxes

Our reported effective tax rates for the quarters ended April 4, 2015 and March 29, 2014 were 25.1% and 28.9%, respectively. The effective tax rate for the first quarter of 2015 benefited from a reduction in tax related to current year remitted and unremitted earnings and the completion of certain tax examinations. Comparable effective tax rates for the quarters ended April 4, 2015 and March 29, 2014 were 25.4% and 28.8%, respectively. Refer to Note 8 within Notes to Consolidated Financial Statements for further information.

For the full year 2015, we currently expect the reported effective income tax rate to be in the range of 27%-28%. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory rates. Additionally, the rate could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

Liquidity and capital resources

Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of our cash flows:

	Quarter ended
(millions)	April 4, 2015	March 29, 2014
Net cash provided by (used in):
Operating activities	$95	$268
Investing activities	(197)	(99)
Financing activities	13	(147)
Effect of exchange rates on cash and cash equivalents	(5)	(11)

Net increase (decrease) in cash and cash equivalents	$(94)	$11

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the first quarter of 2015 amounted to $95 million, a decrease of $173 million over the same period in 2014. The quarter over quarter decrease compared to the prior year is primarily due to the timing of an interest payment, and an increase in cash costs for Project K. Core working capital includes the positive impact of a supplier financing initiative of approximately $50 million. Net cash provided by operating activities for the first quarter of 2015 and 2014 was negatively impacted by $49 million and $32 million of after-tax Project K cash payments, respectively.

Our cash conversion cycle (defined as days of inventory, excluding inventoriable mark-to-market pension costs, and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 23 days and 31 days for the 12 month periods ended April 4, 2015 and March 29, 2014, respectively. Compared with the 12 month period ended March 29, 2014, the 2015 cash conversion cycle was positively impacted by an increase in the days of trade payables outstanding attributable to a supplier financing initiative.

Our pension and other postretirement benefit plan contributions amounted to $12 million and $28 million for the first quarter of 2015 and 2014, respectively. For the full year 2015, we currently expect that our contributions to pension and other postretirement plans will total approximately $55 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Quarter ended
(millions)	April 4, 2015	March 29, 2014	Change versus prior year
Net cash provided by operating activities	$95	$268	(64.6)%
Additions to properties	(83)	(97)

Cash flow	$12	$171	(93.0)%

For the full-year 2015, we are projecting cash flow (as defined) to be approximately $1.0 billion.

Investing activities

Our net cash used in investing activities amounted to $197 million for the first quarter of 2015 compared to $99 million in the same period of 2014. The increase was primarily driven by the $117 million acquisition of Bisco Misr during the first quarter of 2015. For the full-year 2015, we project capital spending to be between 4% and 5% of net sales.

Financing activities

Our net cash provided by financing activities for the first quarter of 2015 amounted to $13 million compared to net cash used in financing activities of $147 million in the same period of 2014.

In February 2015, we repaid our floating-rate U.S. Dollar Notes due 2015 at maturity and in March 2015, we issued €600 million of ten-year 1.25% Euro Notes due 2025.

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

In April 2013, the board of directors approved a $1 billion share repurchase program expiring in April 2014. In February 2014, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. Actual repurchases could be different from our current expectations, as influenced by factors such as the impact of changes in our stock price and other competing priorities. Total purchases for the first quarter of 2015 and 2014 were 4 million shares for $285 million and 5 million shares for $321 million, respectively.

We paid cash dividends of $174 million in the first quarter of 2015, compared to $166 million during the same period in 2014. The increase in dividends paid reflects our increase in the quarterly dividend to $.49 per common share, which began in the third quarter of 2014. In April 2015, the board of directors declared a dividend of $.49 per common share, payable on June 15, 2015 to shareholders of record at the close of business on June 1, 2015. In addition, the board of directors announced plans to increase the quarterly dividend by 2.0% to $.50 per common share beginning with the third quarter of 2015. The dividend is consistent with our current plan to maintain our long-term dividend pay-out between 40% and 50% of comparable net income.

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

Accounting standards to be adopted in future periods

In April 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to simplify the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance on a retrospective basis. We will adopt the updated standard in the first quarter of 2016. We do not expect the adoption of this guidance to have a significant impact on our financial statements.

In April 2015, the FASB issued an ASU to provide a practical expedient for the measurement date of an employer’s defined benefit obligation and plan assets. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently to all plans from year to year. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance on a prospective basis. We will early adopt the updated standard when measuring the fair value of plan assets at the end of our 2016 fiscal year. We do not expect the adoption of this guidance to have a significant impact on our financial statements.

In April 2015, the FASB issued an ASU to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance either; 1) prospectively to all arrangements entered into or materially modified after the effective date or 2) retrospectively. We will adopt the updated standard prospectively in the first quarter of 2016. We do not expect the adoption of this guidance to have a significant impact on our financial statements.

In May 2014, the FASB issued an ASU which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption was not permitted. On April 29, 2015, the FASB issued an exposure draft of a proposed ASU that would delay the effective date of the new revenue standard by one year. Under the proposal, the updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date. Comments on the proposal are due by May 29, 2015. Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. We will adopt the updated standard in the first quarterly reporting period after it becomes effective. We are currently evaluating the impact that implementing this ASU will have on our financial statements and disclosures, as well as whether we will use the retrospective or modified retrospective method of adoption.

Forward-looking statements

This Report contains “forward-looking statements” with projections concerning, among other things, the Company’s global growth and efficiency program (Project K), the integration of acquired businesses, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “project,” “should,” “estimate,” or words or phrases of similar meaning. For example, forward-looking statements are found in Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:

•

the ability to implement Project K as planned, whether the expected amount of costs associated with Project K will exceed forecasts, whether the Company will be able to realize the anticipated benefits from Project K in the amounts and times expected;

•	the ability to realize the anticipated benefits and synergies from acquired businesses in the amounts and at the times expected;

•	the impact of competitive conditions;

•	the effectiveness of pricing, advertising, and promotional programs;

•	the success of innovation, renovation and new product introductions;

•	the recoverability of the carrying value of goodwill and other intangibles;

•	the success of productivity improvements and business transitions;

•	commodity and energy prices;

•	labor costs;

•	disruptions or inefficiencies in supply chain;

•	the availability of and interest rates on short-term and long-term financing;

•	actual market performance of benefit plan trust investments;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	changes in consumer behavior and preferences;

•	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

•	legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations;

•	the ultimate impact of product recalls;

•	business disruption or other losses from natural disasters, war, terrorist acts, or political unrest; and,

•	the risks and uncertainties described herein under Part II, Item 1A.

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

Refer to disclosures contained within Item 7A of our 2014 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of April 4, 2015.

During 2014, we entered into forward starting interest swaps with notional amounts totaling €500 million, as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt to be used for general corporate purposes. These swaps were designated as cash flow hedges. In the quarter ended April 4, 2015 these forward starting interest swaps were settled and other forward starting interest rate swaps with a notional amount totaling €600 million were entered into and were designated as cash flow hedges. These forward starting interest rate swaps were settled in March 2015, upon the issuance of fixed rate debt. A resulting aggregate loss of $12 million was recorded in accumulated other comprehensive income (loss) and will be amortized as interest expense over the life of the related fixed rate debt. Refer to Note 5 within Notes to Consolidated Financial Statements for further information related to the fixed rate debt issuance.

During the quarter ended April 4, 2015 we entered into new interest rate swaps with notional amounts totaling approximately $558 million that are designated as fair value hedges of certain U.S. Dollar Notes. Additionally during the quarter ended April 4, 2015 we terminated interest rate swaps with notional amounts totaling approximately $1.5 billion which were previously designated as fair value hedges of certain U.S. Dollar Notes. Refer to Note 5 within Notes to Consolidated Financial Statements.

The total notional amount of interest rate swaps at April 4, 2015 was $1.4 billion, with a fair value of the related asset of $1 million. The total notional amount of interest rate swaps at January 3, 2015 was $3.0 billion, with a fair value of the related liability of $12 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased annual interest expense by approximately $27 million at April 4, 2015 and $36 million at January 3, 2015.

Venezuela is designated as a highly inflationary economy. Gains and losses resulting from the translation of the financial statements of subsidiaries operating in highly inflationary economies are recorded in earnings. In 2013 we began using the CENCOEX exchange rate, which is 6.3 bolivars to the U.S. dollar, to translate our Venezuelan subsidiary’s financial statements to U.S. dollars. The CENCOEX exchange is restricted to some raw materials, finished goods, and machinery for sectors considered as national priorities, which is primarily food and medicines.

In 2013, the Venezuelan government established an auction-based currency transaction program referred to as SICAD1. SICAD1 allowed entities in specific sectors to bid for U.S. dollars to be used for specified import transactions, with the minimum exchange rate to be offered being 6.3 bolivars to the U.S. dollar. In addition in 2014, the Venezuelan government expanded SICAD1 to include prospective dividends and royalties and established new profit margin controls. As our Venezuelan subsidiary declares dividends or pays royalties in the future, based on the availability of U.S. dollars exchanged under the SICAD1 program, the realized exchange losses on payments made in U.S. dollars would be recognized in earnings. On profit margin controls, we continue to ensure we are complying with the requirements.

In 2014, the Venezuelan government also established a third foreign exchange mechanism, known as SICAD2. SICAD2 relied on U.S. dollar cash and U.S. dollar denominated bonds offered by the Venezuelan Central Bank, PDVSA (the national oil and gas company) and private companies. The Venezuelan government allowed all industry sectors to access SICAD2 and indicated that its use would not be restricted as to purpose.

In the first quarter of 2015, the Venezuelan government established a new foreign exchange mechanism, known as SIMADI. SIMADI has been reported to be an open market in which rates will be determined based on supply and demand, however there has been minimal transactions exchanged in the first quarter of 2015. In connection with the establishment of SIMADI, SICAD1 and SICAD2 have been merged into one exchange known as SICAD.

As of April 4, 2015, the published SICAD and SIMADI rates offered were 12.0 and 193.0 bolivars to the U.S. dollar, respectively

In light of the current difficult macroeconomic environment in Venezuela, we continue to monitor and actively manage our investment and exposures in Venezuela. Our Venezuelan business does not rely heavily on imports and when items are imported, they are largely exchanged at the CENCOEX rate. As of April 4, 2015 and January 3, 2015 we translated our Venezuelan subsidiary’s financial statements to U.S. dollars using the CENCOEX exchange rate. We will continue to monitor local conditions, our continued ability to obtain U.S. dollars at the CENCOEX exchange rate, and the use, if applicable, of the SICAD or SIMADI mechanisms to determine the appropriate rate for translation.

For the quarter ended April 4, 2015, Venezuela represented approximately 2% of total net sales and 3% of total comparable operating profit. As of April 4, 2015 and January 3, 2015, our net monetary assets denominated in the Venezuelan bolivar were approximately $117 million and $100 million, respectively in U.S. dollars applying the CENCOEX exchange rate.

If the CENCOEX exchange rate were to devalue further or if the currently less favorable SICAD or SIMADI exchange rates were extended to apply to a greater portion of our net monetary assets in Venezuela, we would recognize a devaluation charge in earnings. The potential unfavorable fully diluted EPS impact of adopting the SICAD exchange rate, at the current rate of 12.0 bolivars to the U.S. dollar, would be approximately $.13 for the revaluation of our net monetary assets denominated in the Venezuelan bolivar at April 4, 2015 and approximately $.05 for the translation of forecasted after-tax operating profit for the remainder of 2015. The potential unfavorable fully diluted EPS impact of adopting the SIMADI exchange rate, at the current rate of 193.0 bolivars to the U.S. dollar, would be approximately $.27 for the revaluation of our net monetary assets denominated in the Venezuelan bolivar at April 4, 2015 and approximately $.11 for the translation of forecasted after-tax operating profit for the remainder of 2015. We continue to monitor the currency developments in Venezuela and take protective measures against currency devaluation which may include converting monetary assets into non-monetary assets which we can use in our business.

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

As of April 4, 2015, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

KELLOGG COMPANY

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. The risk factors disclosed under those Reports in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
1/4/15-1/31/15	—	$0.00	—	$1,069

Month #2:
2/1/15-2/28/15	2.8	$64.02	2.8	$888

Month #3:
3/1/15-4/4/15	1.6	$62.94	1.6	$784

Total	4.4	$63.62	4.4

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

KELLOGG COMPANY

/s/ R. L. Dissinger
R. L. Dissinger
Principal Financial Officer and Principal Accounting Officer; Senior Vice President and Chief Financial Officer

Date: May 11, 2015

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