Form 10-Q
period 2015-07-04
KELLOGG CO
filed 2015-08-10
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2015
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
Yes  ☐    No  ☒
Common Stock outstanding as of August 1, 2015 — 353,581,043 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	July 4, 2015 (unaudited)	January 3, 2015 *
Current assets
Cash and cash equivalents	$294	$443
Accounts receivable, net	1,420	1,276
Inventories:
Raw materials and supplies	318	327
Finished goods and materials in process	893	952
Deferred income taxes	161	184
Other prepaid assets	240	158
Total current assets	3,326	3,340
Property, net of accumulated depreciation of $5,585 and $5,526	3,624	3,769
Goodwill	4,978	4,971
Other intangibles, net of accumulated amortization of $43 and $43	2,266	2,295
Pension	279	250
Other assets	489	528
Total assets	$14,962	$15,153
Current liabilities
Current maturities of long-term debt	$754	$607
Notes payable	939	828
Accounts payable	1,591	1,528
Accrued advertising and promotion	470	446
Accrued income taxes	15	39
Accrued salaries and wages	245	320
Other current liabilities	505	596
Total current liabilities	4,519	4,364
Long-term debt	5,800	5,935
Deferred income taxes	747	726
Pension liability	728	777
Nonpension postretirement benefits	69	82
Other liabilities	425	418
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	704	678
Retained earnings	6,789	6,689
Treasury stock, at cost	(3,665)	(3,470)
Accumulated other comprehensive income (loss)	(1,281)	(1,213)
Total Kellogg Company equity	2,652	2,789
Noncontrolling interests	22	62
Total equity	2,674	2,851
Total liabilities and equity	$14,962	$15,153
* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales	$3,498	$3,685	$7,054	$7,427
Cost of goods sold	2,257	2,274	4,568	4,512
Selling, general and administrative expense	829	944	1,690	1,834
Operating profit	412	467	796	1,081
Interest expense	58	50	112	102
Other income (expense), net	(46)	3	(72)	13
Income before income taxes	308	420	612	992
Income taxes	85	122	161	287
Earnings (loss) from joint ventures	(1)	(3)	(2)	(4)
Net income	$222	$295	$449	$701
Net income (loss) attributable to noncontrolling interests	(1)	—	(1)	—
Net income attributable to Kellogg Company	$223	$295	$450	$701
Per share amounts:
Basic	$0.63	$0.82	$1.27	$1.95
Diluted	$0.63	$0.82	$1.26	$1.94
Dividends per share	$0.49	$0.46	$0.98	$0.92
Average shares outstanding:
Basic	353	359	354	360
Diluted	355	362	356	362
Actual shares outstanding at period end			353	360
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended July 4, 2015			Year-to-date period ended July 4, 2015
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$222			$449
Other comprehensive income (loss):
Foreign currency translation adjustments	9	5	14	(54)	(16)	(70)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(4)	—	(4)	4	(1)	3
Reclassification to net income	(3)	—	(3)	(7)	—	(7)
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service credit (cost)	1	—	1	—	—	—
Reclassification to net income:
Net experience loss	1	—	1	2	—	2
Prior service cost	2	(1)	1	5	(2)	3
Other comprehensive income (loss)	$6	$4	$10	$(50)	$(19)	$(69)
Comprehensive income			$232			$380
Net income (loss) attributable to noncontrolling interests			(1)			(1)
Other comprehensive income (loss) attributable to noncontrolling interests			—			(1)
Comprehensive income attributable to Kellogg Company			$233			$382

	Quarter ended June 28, 2014			Year-to-date period ended June 28, 2014
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$295			$701
Other comprehensive income (loss):
Foreign currency translation adjustments	30	—	30	33	—	33
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(23)	7	(16)	(24)	7	(17)
Reclassification to net income	(1)	—	(1)	(11)	3	(8)
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service credit (cost)	(9)	3	(6)	(9)	3	(6)
Reclassification to net income:
Net experience loss	1	—	1	2	—	2
Prior service cost	4	(1)	3	6	(2)	4
Other comprehensive income (loss)	$2	$9	$11	$(3)	$11	$8
Comprehensive income			$306			$709
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
(unaudited)	shares	amount			shares	amount
Balance, December 28, 2013	420	$105	$626	$6,749	57	$(2,999)	$(936)	$3,545	$62	$3,607
Common stock repurchases					11	(690)		(690)		(690)
Net income				632				632	1	633	633
Dividends				(680)				(680)	(1)	(681)
Other comprehensive loss							(277)	(277)		(277)	(277)
Stock compensation			29					29		29
Stock options exercised and other			23	(12)	(4)	219		230		230
Balance, January 3, 2015	420	$105	$678	$6,689	64	$(3,470)	$(1,213)	$2,789	$62	$2,851	$356
Common stock repurchases					4	(285)		(285)		(285)
Acquisition of noncontrolling interest								—	20	20
VIE deconsolidation								—	(58)	(58)
Net income				450				450	(1)	449	449
Dividends				(347)				(347)		(347)
Other comprehensive loss							(68)	(68)	(1)	(69)	(69)
Stock compensation			21					21		21
Stock options exercised and other			5	(3)	(1)	90		92		92
Balance, July 4, 2015	420	$105	$704	$6,789	67	$(3,665)	$(1,281)	$2,652	$22	$2,674	$380
Refer to notes to Consolidating Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	July 4, 2015	June 28, 2014
Operating activities
Net income	$449	$701
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	269	235
Postretirement benefit plan expense (benefit)	(41)	(45)
Deferred income taxes	(11)	18
Venezuela remeasurement expense	152	—
VIE deconsolidation	(49)	—
Other	56	18
Postretirement benefit plan contributions	(17)	(37)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(207)	(136)
Inventories	5	(55)
Accounts payable	114	30
Accrued income taxes	(34)	7
Accrued interest expense	(2)	(8)
Accrued and prepaid advertising, promotion and trade allowances	9	(12)
Accrued salaries and wages	(61)	(39)
All other current assets and liabilities	(91)	(23)
Net cash provided by (used in) operating activities	541	654
Investing activities
Additions to properties	(218)	(226)
Acquisitions, net of cash acquired	(117)	—
Other	42	—
Net cash provided by (used in) investing activities	(293)	(226)
Financing activities
Net issuances (reductions) of notes payable	114	118
Issuances of long-term debt	672	952
Reductions of long-term debt	(606)	(957)
Net issuances of common stock	90	133
Common stock repurchases	(285)	(329)
Cash dividends	(347)	(331)
Other	5	6
Net cash provided by (used in) financing activities	(357)	(408)
Effect of exchange rate changes on cash and cash equivalents	(40)	(3)
Increase (decrease) in cash and cash equivalents	(149)	17
Cash and cash equivalents at beginning of period	443	273
Cash and cash equivalents at end of period	$294	$290
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended July 4, 2015 (unaudited)
Note 1 Accounting policies
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
The condensed balance sheet data at January 3, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended July 4, 2015 are not necessarily indicative of the results to be expected for other interim periods or the full year.
Accounts payable
Beginning in 2014, the Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into this agreement is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under this arrangement. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of July 4, 2015, $355 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $294 million of those payment obligations to participating financial institutions. As of January 3, 2015, $236 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $184 million of those payment obligations to participating financial institutions.
Accounting standards to be adopted in future periods
In April 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to simplify the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance on a retrospective basis. The Company is currently assessing when it will adopt the updated standard. The Company does not expect the adoption of this guidance to have a significant impact on its financial statements.
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

In May 2014, the FASB issued an ASU which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. The Company will adopt the updated standard in the first quarter of 2018. The Company is currently evaluating the impact that implementing this ASU will have on its financial statements and disclosures, as well as whether it will use the retrospective or modified retrospective method of adoption.
Note 2 Goodwill and other intangible assets
Bisco Misr acquisition
In January 2015, the Company completed its acquisition of a majority interest in Bisco Misr, the number one packaged biscuits company in Egypt, for $125 million, or $117 million net of cash and cash equivalents acquired. The acquisition was accounted for under the purchase method and was financed through cash on hand. The assets and liabilities of Bisco Misr are included in the Consolidated Balance Sheet as of July 4, 2015 and the results of its operations subsequent to the acquisition date, which are immaterial, are included in the Consolidated Statement of Income within the Europe operating segment. In addition, the pro-forma effect of this acquisition, if the acquisition had been completed at the beginning of 2014, would have been immaterial.
The acquired assets and assumed liabilities include the following:

(millions)	January 18, 2015
Current assets	$11
Property	79
Goodwill	59
Intangible assets and other	30
Current liabilities	(15)
Other non current liabilities, primarily deferred taxes	(27)
Non-controlling interests	(20)
$117
Goodwill, which is not expected to be deductible for statutory tax purposes, is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded primarily reflects the value of providing an established platform to leverage the Company’s existing brands in the markets served by Bisco Misr as well as any intangible assets that do not qualify for separate recognition. The above amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which is expected to occur by the end of 2015.

Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 3, 2015*	$131	$3,589	$82	$465	$389	$83	$232	$4,971
Additions	—	—	—	—	59	—	—	59
VIE deconsolidation**	—	(21)	—	—	—	—	—	(21)
Currency translation adjustment	—	—	—	(5)	(18)	(3)	(5)	(31)
July 4, 2015	$131	$3,568	$82	$460	$430	$80	$227	$4,978
* In conjunction with the establishment of the Kashi operating segment, included within the North America Other reportable segment, goodwill was reallocated on a relative fair value basis. All prior period balances were updated to conform with current presentation. See Note 12 for further discussion.
** See discussion regarding VIE deconsolidation in the Noncontrolling interest section of Note 4.
Intangible assets subject to amortization
(millions)

Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 3, 2015	$8	$65	$—	$5	$38	$6	$10	$132
Additions	—	—	—	—	4	—	—	4
VIE deconsolidation**	—	(23)	—	—	—	—	—	(23)
Currency translation adjustment	—	—	—	—	(1)	—	—	(1)
July 4, 2015	$8	$42	$—	$5	$41	$6	$10	$112

Accumulated Amortization
January 3, 2015	$8	$16	$—	$4	$7	$6	$2	$43
VIE deconsolidation**	—	(4)	—	—	—	—	—	(4)
Amortization	—	2	—	—	2	—	—	4
July 4, 2015	$8	$14	$—	$4	$9	$6	$2	$43

Intangible assets subject to amortization, net
January 3, 2015	$—	$49	$—	$1	$31	$—	$8	$89
Additions	—	—	—	—	4	—	—	4
VIE deconsolidation**	—	(19)	—	—	—	—	—	(19)
Currency translation adjustment	—	—	—	—	(1)	—	—	(1)
Amortization	—	(2)	—	—	(2)	—	—	(4)
July 4, 2015	$—	$28	$—	$1	$32	$—	$8	$69
**See discussion regarding VIE deconsolidation in the Noncontrolling interest section of Note 4.
For intangible assets in the preceding table, amortization was $4 million for the year-to-date periods ended July 4, 2015 and June 28, 2014. The currently estimated aggregate annual amortization expense for full-year 2015 is approximately $8 million.
Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 3, 2015*	$—	$1,625	$—	$158	$423	$—	$—	$2,206
Additions	—	—	—	—	25	—	—	25
Currency translation adjustment	—	—	—	—	(34)	—	—	(34)
July 4, 2015	$—	$1,625	$—	$158	$414	$—	$—	$2,197
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
Project K
The most recent and largest program that is currently active is Project K, a four-year efficiency and effectiveness program announced in November 2013. The program is expected to generate a significant amount of savings that may be invested in key strategic areas of focus for the business. The Company expects that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow.

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
The Company currently expects that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 18%), U.S. Snacks (approximately 12%), U.S. Specialty (approximately 1%), North America Other (approximately 9%), Europe (approximately 14%), Latin America (approximately 3%), Asia-Pacific (approximately 6%), and Corporate (approximately 37%). A majority of the costs impacting Corporate relate to additional initiatives to be approved and executed in the future. When these initiatives are fully defined and approved, the Company will update its estimated costs by reportable segment as needed.
Since the inception of Project K, the Company has recognized charges of $664 million that have been attributed to the program. The charges consist of $4 million recorded as a reduction of revenue, $423 million recorded in COGS and $237 million recorded in SGA.
All Projects
During the quarter ended July 4, 2015, the Company recorded total charges of $90 million across all restructuring and cost reduction activities. The charges consist of $65 million recorded in cost of goods sold (COGS) and $25 million recorded in selling, general and administrative (SGA) expense. During the year-to-date period ended July 4, 2015, the Company recorded total charges of $158 million across all restructuring and cost reduction activities. The charges consist of $2 million recorded as a reduction of revenue, $97 million recorded in COGS and $59 million recorded in SGA expense.
During the quarter ended June 28, 2014, the Company recorded total charges of $78 million across all restructuring and cost reduction activities. The charges consist of $31 million recorded in COGS and $47 million recorded in SGA expense. During the year-to-date period ended June 28, 2014, the Company recorded total charges of $132 million across all restructuring and cost reduction activities. The charges consist of $56 million recorded in COGS and $76 million recorded in SGA expense.

The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarter and year-to-date periods ended July 4, 2015 and June 28, 2014 and program costs to date for programs currently active as of July 4, 2015.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	July 4, 2015
Employee related costs	$16	$35	$33	$52	$230
Asset related costs	24	7	47	10	90
Asset impairment	18	—	18	—	105
Other costs	32	36	60	70	239
Total	$90	$78	$158	$132	$664

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	July 4, 2015
U.S. Morning Foods	$13	$15	$21	$26	$181
U.S. Snacks	10	3	19	10	95
U.S. Specialty	1	—	2	1	8
North America Other	23	6	29	9	56
Europe	25	28	44	40	143
Latin America	1	1	1	5	13
Asia Pacific	3	5	8	11	69
Corporate	14	20	34	30	99
Total	$90	$78	$158	$132	$664
For the quarter and year-to-date periods ended July 4, 2015 and June 28, 2014 employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.
At July 4, 2015 total exit cost reserves were $78 million, related to severance payments and other costs of which a substantial portion will be paid out in 2015 and 2016. The following table provides details for exit cost reserves.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of January 3, 2015	$96	$—	$—	$14	$110
2015 restructuring charges	33	18	47	60	158
Cash payments	(62)	—	(12)	(63)	(137)
Non-cash charges and other	(2)	(18)	(33)	—	(53)
Liability as of July 4, 2015	$65	$—	$2	$11	$78
Note 4 Equity
Earnings per share
Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were 3 million and 2 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended July 4, 2015, respectively. There were zero and 4 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended June 28, 2014, respectively.

Quarters ended July 4, 2015 and June 28, 2014:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2015
Basic	$223	353	$0.63
Dilutive potential common shares		2	—
Diluted	$223	355	$0.63
2014
Basic	$295	359	$0.82
Dilutive potential common shares		3	—
Diluted	$295	362	$0.82

Year-to-date periods ended July 4, 2015 and June 28, 2014:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2015
Basic	$450	354	$1.27
Dilutive potential common shares		2	(0.01)
Diluted	$450	356	$1.26
2014
Basic	$701	360	$1.95
Dilutive potential common shares		2	(0.01)
Diluted	$701	362	$1.94

In February 2014, the Company’s board of directors approved a share repurchase program authorizing the repurchase of up to $1.5 billion of it's common stock through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.
During the year-to-date period ended July 4, 2015, the Company repurchased approximately 4 million shares of common stock for a total of $285 million. During the year-to-date period ended June 28, 2014, the Company repurchased 6 million shares of common stock for a total of $329 million.
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

	Quarter ended July 4, 2015			Year-to-date period ended July 4, 2015
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$222			$449
Other comprehensive income (loss):
Foreign currency translation adjustments	9	5	14	(54)	(16)	(70)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(4)	—	(4)	4	(1)	3
Reclassification to net income	(3)	—	(3)	(7)	—	(7)
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service credit (cost)	1	—	1	—	—	—
Reclassification to net income:
Net experience loss	1	—	1	2	—	2
Prior service cost	2	(1)	1	5	(2)	3
Other comprehensive income (loss)	$6	$4	$10	$(50)	$(19)	$(69)
Comprehensive income			$232			$380
Net income (loss) attributable to noncontrolling interests			(1)			(1)
Other comprehensive income (loss) attributable to noncontrolling interests			—			(1)
Comprehensive income attributable to Kellogg Company			$233			$382

	Quarter ended June 28, 2014			Year-to-date period ended June 28, 2014
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$295			$701
Other comprehensive income (loss):
Foreign currency translation adjustments	30	—	30	33	—	33
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(23)	7	(16)	(24)	7	(17)
Reclassification to net income	(1)	—	(1)	(11)	3	(8)
Postretirement and postemployment benefits:
Amounts arising during the period:
Prior service credit (cost)	(9)	3	(6)	(9)	3	(6)
Reclassification to net income:
Net experience loss	1	—	1	2	—	2
Prior service cost	4	(1)	3	6	(2)	4
Other comprehensive income (loss)	$2	$9	$11	$(3)	$11	$8
Comprehensive income			$306			$709

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) for the quarter and year-to-date periods ended July 4, 2015 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended July 4, 2015	Year-to-date period ended July 4, 2015
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$(9)	$(16)	COGS
Foreign currency exchange contracts	2	2	SGA
Interest rate contracts	1	1	Interest expense
Commodity contracts	3	6	COGS
	$(3)	$(7)	Total before tax
	—	—	Tax (expense) benefit
	$(3)	$(7)	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$2	See Note 7 for further details
Prior service cost	2	5	See Note 7 for further details
	$3	$7	Total before tax
	(1)	(2)	Tax (expense) benefit
	$2	$5	Net of tax
Total reclassifications	$(1)	$(2)	Net of tax

Reclassifications out of AOCI for the quarter and year-to-date periods ended June 28, 2014 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended June 28, 2014	Year-to-date period ended June 28, 2014
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$(1)	$(2)	COGS
Foreign currency exchange contracts	(2)	(3)	SGA
Interest rate contracts	—	(9)	Interest expense
Commodity contracts	2	3	COGS
	$(1)	$(11)	Total before tax
	—	3	Tax (expense) benefit
	$(1)	$(8)	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$2	See Note 7 for further details
Prior service cost	4	6	See Note 7 for further details
	$5	$8	Total before tax
	(1)	(2)	Tax (expense) benefit
	$4	$6	Net of tax
Total reclassifications	$3	$(2)	Net of tax

Accumulated other comprehensive income (loss) as of July 4, 2015 and January 3, 2015 consisted of the following:

(millions)	July 4, 2015	January 3, 2015
Foreign currency translation adjustments	$(1,188)	$(1,119)
Cash flow hedges — unrealized net gain (loss)	(28)	(24)
Postretirement and postemployment benefits:
Net experience loss	(16)	(18)
Prior service cost	(49)	(52)
Total accumulated other comprehensive income (loss)	$(1,281)	$(1,213)
Noncontrolling interests
In December 2012, the Company entered into a series of agreements with a third party including a subordinated loan (VIE Loan) of $44 million which is convertible into approximately 85% of the equity of the entity (VIE). Due to this convertible subordinated loan and other agreements, the Company determined that the entity was a variable interest entity, the Company was the primary beneficiary and the Company consolidated the financial statements of the VIE in the U.S. Snacks operating segment. During the quarter ended April 4, 2015, the Company determined that the VIE Loan and other amounts receivable from the VIE may not be fully recoverable and recorded a non-cash charge of $25 million, which was recorded as other income (expense), net. During the quarter ended July 4, 2015, the 2012 Agreements were terminated and the VIE Loan, including related accrued interest and other receivables, were settled, resulting in a partial reversal of the prior quarter charge of $6 million for the current quarter. The net charge, in the year-to-date period of $19 million was recorded as Other income (expense), net. Upon termination of the 2012 Agreements, the Company is no longer considered the primary beneficiary of the VIE and accordingly, the VIE was deconsolidated as of July 4, 2015. In connection with the deconsolidation, the Company derecognized all assets and liabilities of the VIE, including an allocation of a portion of goodwill from the U.S. Snacks operating segment, resulting in a $67 million non-cash gain, which was recorded within SGA expense for the quarter ended July 4, 2015.
Note 5 Debt
The following table presents the components of notes payable at July 4, 2015 and January 3, 2015:

	July 4, 2015		January 3, 2015
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$857	0.44%	$681	0.36%
Europe commercial paper	28	0.05%	96	0.09%
Bank borrowings	54		51
Total	$939		$828
In May 2015, the Company repaid its $350 million 1.125% fixed rate U.S. Dollar Notes due 2015 at maturity with U.S. commercial paper.
In the second quarter of 2015, the Company entered into interest rate swaps with notional amounts totaling $958 million, which were designated as fair value hedges for (a) $500 million of its 4.15% fixed rate U.S. Dollar Notes due 2019, (b) $300 million of its 4.0% fixed rate U.S. Dollar Notes due 2020 and (c) $158 million of its 3.125% fixed rate U.S. Dollar Notes due 2022.
In February 2015, the Company repaid its $250 million floating-rate U.S. Dollar Notes due 2015 at maturity with U.S. commercial paper.
In March 2015, the Company issued €600 million (approximately $665 million USD at July 4, 2015, which reflects the discount and translation adjustments) of ten-year 1.25% Euro Notes due 2025, using the proceeds from these Notes for general corporate purposes, including the repayment of a portion of its commercial paper borrowings. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

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
In the first quarter of 2015, the Company terminated interest rate swaps with notional amounts totaling $1.5 billion, which were designated as fair value hedges for (a) $800 million of its 4.15% fixed rate U.S. Dollar Notes due 2019, (b) $500 million of its 4.0% fixed rate U.S. Dollar Notes due 2020 and (c) $216 million of its 3.125% fixed rate U.S. Dollar Notes due 2022 (collectively, the Notes). The interest rate swaps effectively converted the interest rate on the Notes from fixed to variable and the gain upon termination of $26 million will be amortized to interest expense over the remaining term of the Notes.
As of July 4, 2015, the Company has interest rate swaps with notional amounts totaling $2.4 billion, which effectively converts a portion of the associated U.S. Dollar Notes from fixed rate to floating rate obligations. These derivative instruments are designated as fair value hedges. The effective interest rates on debt obligations resulting from the Company’s current and previous interest rate swaps as of July 4, 2015 were as follows: (a) seven-year 4.45% U.S. Dollar Notes due 2016 – 3.58%; (b) five-year 1.875% U.S. Dollar Notes due 2016 – 1.58%; (c) five-year 1.75% U.S. Dollar Notes due 2017 –  1.36%; (d) seven-year 3.25% U.S. Dollar Notes due 2018 – 1.88%; (e) ten-year 4.15% U.S. Dollar Notes due 2019 – 2.58%; (f) ten-year 4.00% U.S. Dollar Notes due 2020 – 1.52%; (g) ten-year 3.125% U.S. Dollar Notes due 2022 – 1.44%.
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
The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended		Year-to-date period ended
(millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Pre-tax compensation expense	$13	$14	$25	$28
Related income tax benefit	$5	$5	$9	$10
As of July 4, 2015, total stock-based compensation cost related to non-vested awards not yet recognized was $77 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Stock options
During the year-to-date periods ended July 4, 2015 and June 28, 2014, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2014 Annual Report on Form 10-K.

Year-to-date period ended July 4, 2015:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	21	$56
Granted	3	64
Exercised	(2)	53
Forfeitures and expirations	—	—
Outstanding, end of period	22	$57	7.1	$131
Exercisable, end of period	13	$55	6.1	$114
Year-to-date period ended June 28, 2014:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	20	$54
Granted	6	60
Exercised	(2)	50
Forfeitures and expirations	(1)	57
Outstanding, end of period	23	$55	7.5	$209
Exercisable, end of period	11	$52	6.0	$145

The weighted-average fair value of options granted was $7.20 per share and $6.70 per share for the year-to-date periods ended July 4, 2015 and June 28, 2014, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended July 4, 2015:	16%	6.9	1.98%	3.00%
Grants within the year-to-date period ended June 28, 2014:	15%	7.3	2.35%	3.00%
The total intrinsic value of options exercised was $23 million and $33 million for the year-to-date periods ended July 4, 2015 and June 28, 2014, respectively.
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
A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of CCF achievement. Compensation cost related to CCF performance is revised for changes in the expected outcome. The 2015 target grant currently corresponds to approximately 177,000 shares, with a grant-date fair value of $58 per share.

Based on the market price of the Company’s common stock at July 4, 2015, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	July 4, 2015
2013 Award	$24
2014 Award	$27
2015 Award	$22
The 2012 performance share award, payable in stock, was settled at 35% of target in February 2015 for a total dollar equivalent of $3 million.
Other stock-based awards
During the year-to-date period ended July 4, 2015, the Company granted restricted stock units and a nominal number of restricted stock awards to eligible employees as presented in the following table. Terms of these grants and the Company’s method of determining grant-date fair value were consistent with that described within the stock compensation footnote in the Company’s 2014 Annual Report on Form 10-K.
Year-to-date period ended July 4, 2015:

Employee restricted stock and restricted stock units	Shares(thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	346	$54
Granted	563	58
Vested	(79)	51
Forfeited	(17)	56
Non-vested, end of period	813	$57
Grants of restricted stock and restricted stock units for the comparable period ended June 28, 2014 were 56,000.
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
Pension

	Quarter ended		Year-to-date period ended
(millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$28	$27	$56	$53
Interest cost	53	56	106	113
Expected return on plan assets	(100)	(105)	(200)	(209)
Amortization of unrecognized prior service cost	3	4	6	7
Total pension (income) expense	$(16)	$(18)	$(32)	$(36)

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$9	$7	$17	$14
Interest cost	13	13	25	27
Expected return on plan assets	(25)	(25)	(50)	(49)
Amortization of unrecognized prior service cost (credit)	(1)	—	(1)	(1)
Total postretirement benefit (income) expense	$(4)	$(5)	$(9)	$(9)
Postemployment

	Quarter ended		Year-to-date period ended
(millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$1	$2	$3	$4
Interest cost	1	1	2	2
Recognized net loss	1	1	2	2
Total postemployment benefit expense	$3	$4	$7	$8
Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
July 4, 2015	$1	$4	$5
June 28, 2014	$5	$4	$9
Year-to-date period ended:
July 4, 2015	$10	$7	$17
June 28, 2014	$29	$8	$37
Full year:
Fiscal year 2015 (projected)	$39	$16	$55
Fiscal year 2014 (actual)	$37	$16	$53
Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 8 Income taxes
The consolidated effective tax rate for the quarter ended July 4, 2015 was 28% as compared to the prior year’s rate of 29%. The consolidated effective tax rates for the year-to-date periods ended July 4, 2015 and June 28, 2014 were 26% and 29%, respectively. The effective tax rate for the first half of 2015 benefited from a reduction in tax related to current year remitted and unremitted earnings and the completion of certain tax examinations.
As of July 4, 2015, the Company classified $10 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $7 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended July 4, 2015; $50 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
January 3, 2015	$78
Tax positions related to current year:
Additions	3
Reductions	—
Tax positions related to prior years:
Additions	2
Reductions	(8)
Settlements	(1)
July 4, 2015	$74
For the quarter ended July 4, 2015, the Company recognized an increase of $1 million for tax-related interest and penalties. For the year-to-date period ended July 4, 2015, the Company recognized tax-related interest and penalties netting to zero. The Company recognized no cash settlements during the current quarter or year-to-date periods. The accrual balance was $20 million at July 4, 2015.
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
Total notional amounts of the Company’s derivative instruments as of July 4, 2015 and January 3, 2015 were as follows:

(millions)	July 4, 2015	January 3, 2015
Foreign currency exchange contracts	$957	$764
Interest rate contracts	2,358	2,958
Commodity contracts	388	492
Total	$3,703	$4,214
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at July 4, 2015 and January 3, 2015, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of July 4, 2015 or January 3, 2015.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of July 4, 2015 and January 3, 2015:
Derivatives designated as hedging instruments

	July 4, 2015			January 3, 2015
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$34	$34	$—	$29	$29
Interest rate contracts:
Other assets (a)	—	—	—	—	7	7
Total assets	$—	$34	$34	$—	$36	$36
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(14)	$(14)	$—	$(6)	$(6)
Interest rate contracts:
Other current liabilities	—	—	—	—	(3)	(3)
Other liabilities (a)	—	(14)	(14)	—	(16)	(16)
Commodity contracts:
Other current liabilities	—	(12)	(12)	—	(12)	(12)
Other liabilities	—	(6)	(6)	—	(11)	(11)
Total liabilities	$—	$(46)	$(46)	$—	$(48)	$(48)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.4 billion and $2.5 billion as of July 4, 2015 and January 3, 2015, respectively.
Derivatives not designated as hedging instruments

	July 4, 2015			January 3, 2015
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$4	$4	$—	$—	$—
Commodity contracts:
Other prepaid assets	24	—	24	7	—	7
Total assets	$24	$4	$28	$7	$—	$7
Liabilities:
Commodity contracts:
Other current liabilities	$(13)	$—	$(13)	$(36)	$—	$(36)
Other liabilities	—	—	—	(4)	—	(4)
Total liabilities	$(13)	$—	$(13)	$(40)	$—	$(40)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $1.2 billion and $600 million as of July 4, 2015 and January 3, 2015, respectively.

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of July 4, 2015 and January 3, 2015 would be adjusted as detailed in the following table:

As of July 4, 2015:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$62	$(38)	$—	$24
Total liability derivatives	$(59)	$38	$11	$(10)

As of January 3, 2015:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$43	$(29)	$—	$14
Total liability derivatives	$(88)	$29	$50	$(9)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended July 4, 2015 and June 28, 2014 was as follows:
Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		July 4, 2015	June 28, 2014
Foreign currency exchange contracts	Other income (expense), net	$—	$1
Interest rate contracts	Interest expense	(2)	5
Total		$(2)	$6

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	July 4, 2015	June 28, 2014		July 4, 2015	June 28, 2014		July 4, 2015	June 28, 2014
Foreign currency exchange contracts	$2	$(8)	COGS	$9	$1	Other income (expense), net	$(2)	$(2)
Foreign currency exchange contracts	(6)	1	SGA expense	(2)	2	Other income (expense), net	—	—
Interest rate contracts	—	(16)	Interest expense	(1)	—	N/A	—	—
Commodity contracts	—	—	COGS	(3)	(2)	Other income (expense), net	—	—
Total	$(4)	$(23)		$3	$1		$(2)	$(2)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	July 4, 2015	June 28, 2014
Foreign currency exchange contracts	$—	$3
Foreign currency denominated long-term debt	(14)	—
Total	$(14)	$3
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		July 4, 2015	June 28, 2014
Foreign currency exchange contracts	COGS	$1	$—
Foreign currency exchange contracts	Other income (expense), net	5	(1)
Commodity contracts	COGS	13	(18)
Commodity contracts	SGA	1	—
Total		$20	$(19)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended July 4, 2015 and June 28, 2014 was as follows:
Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		July 4, 2015	June 28, 2014
Foreign currency exchange contracts	Other income (expense), net	$(4)	$2
Interest rate contracts	Interest expense	7	9
Total		$3	$11

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	July 4, 2015	June 28, 2014		July 4, 2015	June 28, 2014		July 4, 2015	June 28, 2014
Foreign currency exchange contracts	$19	$(3)	COGS	$16	$2	Other income (expense), net	$(2)	$(2)
Foreign currency exchange contracts	(6)	1	SGA expense	(2)	3	Other income (expense), net	—	—
Interest rate contracts	(9)	(23)	Interest expense	(1)	9	N/A	—	—
Commodity contracts	—	1	COGS	(6)	(3)	Other income (expense), net	—	—
Total	$4	$(24)		$7	$11		$(2)	$(2)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	July 4, 2015	June 28, 2014
Foreign currency denominated long-term debt	$43	$—
Total	$43	$—
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		July 4, 2015	June 28, 2014
Foreign currency exchange contracts	COGS	$1	$—
Foreign currency exchange contracts	Other income (expense), net	7	(2)
Interest rate contracts	Interest expense	—	(4)
Commodity contracts	COGS	2	(5)
Commodity contracts	SGA	1	—
Total		$11	$(11)
During the next 12 months, the Company expects $4 million of net deferred gains reported in AOCI at July 4, 2015 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or

Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on July 4, 2015 was $21 million. If the credit-risk-related contingent features were triggered as of July 4, 2015, the Company would be required to post additional collateral of $15 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of July 4, 2015 triggered by credit-risk-related contingent features.
Other fair value measurements
2015 fair value measurements on a nonrecurring basis
As part of Project K, the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. See Note 3 for more information regarding Project K.
During the quarter ended July 4, 2015, long-lived assets of $31 million related to a manufacturing facility in the Company's North America Other reportable segment, were written down to an estimated fair value of $13 million due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
During the quarter ended July 4, 2015, the Company moved from the CENCOEX foreign currency official exchange rate to the SIMADI foreign currency exchange rate for purposes of remeasuring the financial statements of its Venezuelan subsidiary. In connection with this change in foreign currency exchange rates, the Company also evaluated the carrying value of the long lived assets related to its Venezuelan subsidiary. See Note 11 for more information regarding Venezuela. During the quarter-ended July 4, 2015 long-lived assets with a carrying value of $51 million were written down to an estimated fair value of $2 million. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
The following table presents level 3 assets that were measured at fair value on the consolidated Balance Sheet on a nonrecurring basis as of July 4, 2015:

(millions)	Fair Value	Total Loss
Description:
Long-lived assets	$15	$(67)
Total	$15	$(67)
2014 fair value measurements on a nonrecurring basis
During 2014 long-lived assets of $24 million, related to a manufacturing facility in the Company's U.S. Snacks reportable segment, were written down to an estimated fair value of $3 million due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
The following table presents level 3 assets that were measured at fair value on the consolidated Balance Sheet on a nonrecurring basis as of January 3, 2015:

(millions)	Fair Value	Total Loss
Description:
Long-lived assets	$3	$(21)
Total	$3	$(21)
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at July 4, 2015:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$754	$754
Long-term debt	6,131	5,800
Total	$6,885	$6,554
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of July 4, 2015, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of July 4, 2015 the Company had posted $6 million of collateral in the form of cash related to reciprocal collateralization agreements, which was reflected as an increase in accounts receivable, net on Consolidated Balance Sheet. As of July 4, 2015 the Company posted $5 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 29% of consolidated trade receivables at July 4, 2015.
Note 10 Contingencies
In connection with the Company’s previous labor negotiations with the union representing the work-force at its Memphis, TN cereal production facility, the National Labor Relations Board (NLRB) filed a complaint alleging unfair labor practices under the National Labor Relations Act in March 2014. In July 2014, a U.S. District Court judge ruled that the Memphis employees were entitled to return to work while the underlying litigation continues and employees have subsequently returned to work. In August 2014, an NLRB Administrative Law Judge dismissed the complaint that initiated the underlying litigation. In May 2015, the NLRB reversed the decision of the Administrative Law Judge in favor of the union. The Company will be appealing this decision and the case continues. This litigation is not expected to have a material effect on the production or distribution of products from the Memphis, TN facility or a material financial impact on the Company. As of July 4, 2015, the Company has not recorded a liability related to this matter as an adverse outcome is not considered probable. The Company will continue to evaluate the likelihood of potential outcomes for this case as the litigation continues.
Note 11 Venezuela
Venezuela is considered a highly inflationary economy. As such, the functional currency for the Company's operations in Venezuela is the U.S. dollar, which in turn, requires bolivar denominated monetary assets and liabilities to be remeasured into U.S. dollars using an exchange rate at which such balances could be settled as of the balance sheet date. In addition, revenues and expenses are recorded in U.S. dollars at an appropriate rate on the date of the transaction. Gains and losses resulting from the remeasurement of the bolivar denominated monetary assets and liabilities are recorded in earnings. In 2013, the Company began using the CADIVI, now CENCOEX, official rate, which continues to be 6.3 bolivars to the U.S. dollar at July 4, 2015, to remeasure its Venezuelan subsidiary’s financial statements to U.S. dollars. The CENCOEX official rate is presently restricted toward goods and services for industry sectors considered essential, which are primarily food, medicines and a few others.
During 2013, the Venezuelan government announced a complementary currency exchange system, SICAD, followed by the establishment of another floating rate exchange system (referred to as SICAD II) during 2014. In February 2015, the Venezuelan government announced the addition of a new foreign currency exchange system referred to as the Marginal Currency System, or SIMADI, along with the merger of the SICAD II system with SICAD.
As of July 4, 2015, the published SICAD and SIMADI rates offered were 12.8 and 198.4 bolivars to the U.S. dollar, respectively.
The Company continues to manufacture and sell products in Venezuela as well as import raw materials, packaging and machinery, where the Company has a history of successfully exchanging bolivars for U.S. dollars to pay certain vendors as required under the terms of the related purchasing arrangements. While the Company continues to qualify for participation in CENCOEX at the official rate, there has been a continued reduction in the level of U.S. dollars available to exchange, in part due to recent declines in the price of oil and the overall decline of the macroeconomic environment within the country. The Company has experienced an increase in the amount of time it takes to exchange bolivars for U.S. dollars through the CENCOEX exchange during the year. Given this economic backdrop, and upon review of current U.S. dollar cash needs in the Company's Venezuela operations as of the quarter ended July 4, 2015, the Company concluded that it is no longer able to obtain sufficient U.S. dollars on a timely basis through the CENCOEX exchange to support its Venezuela operations. The Company has evaluated all of the facts and circumstances surrounding its Venezuelan business and determined that as of July 4, 2015, the SIMADI rate is the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements.
In connection with the change in rates, the Company evaluated the carrying value of its non-monetary assets for impairment and lower of cost or market adjustments. As a result of moving from the CENCOEX official rate to the SIMADI rate, the Company recorded pre-tax charges totaling $152 million in the quarter ended July 4, 2015. Of the total charges, $100 million was recorded in COGS, $3 million was recorded in SGA, and $49 million was recorded in Other income (expense), net. These charges consist of $47 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar at the SIMADI exchange rate (recorded in Other income (expense), net), $56 million related to reducing inventory to the lower of cost or market (recorded in COGS) and $49 million related to the impairment of long-lived assets in Venezuela (recorded primarily in COGS).
For the year-to-date period ended July 4, 2015, Venezuela represented approximately 3% of total net sales as the CENCOEX official rate was used to remeasure the Venezuelan subsidiary’s income statement through July 4, 2015. As of July 4, 2015, the Company’s net monetary assets denominated in the Venezuelan bolivar were immaterial after applying the SIMADI exchange rate. As of January 3, 2015 the Company’s net monetary assets denominated in the Venezuelan bolivar were approximately $100 million using the CENCOEX official rate.
The Company continues to monitor and actively manage its investment and exposures in Venezuela. The Company’s Venezuelan business does not rely heavily on imports and when items are imported, they are largely exchanged at the CENCOEX official rate however, the Company considers it reasonably possible to utilize alternate exchange mechanisms in the future. The Company is continuing to take actions to further reduce its reliance on imports in order to run its operations without the need for U.S. dollars. The Company will continue to monitor local conditions and its ability to obtain U.S. dollars through the various exchange mechanisms available to determine the appropriate rate for remeasurement.

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
Beginning in the first quarter of 2015, a new Kashi operating segment was established in order to optimize future growth potential of this business. This operating segment is included in the North America Other reportable segment. Previously, results of Kashi were included within the U.S. Morning Foods, U.S. Snacks, and the U.S. Frozen operating segments. Goodwill was reallocated between operating segments on a relative fair value basis. In conjunction with the reallocation of goodwill, an impairment analysis was performed. No impairment of the operating segments was noted. Reportable segment results of prior periods have been recast to conform to the current presentation. The Company currently has the following reportable segments: U.S. Morning Foods; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific.
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
The three remaining reportable segments are based on geographic location – Europe which consists principally of European countries; Latin America which consists of Central and South America and includes Mexico; and Asia Pacific which consists of Sub-Saharan Africa, Australia and other Asian and Pacific markets.
The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Intercompany transactions between operating segments were insignificant in all periods presented.

	Quarter ended		Year-to-date period ended
(millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales
U.S. Morning Foods	$742	$759	$1,518	$1,558
U.S. Snacks	835	851	1,689	1,715
U.S. Specialty	270	276	631	648
North America Other	439	464	872	946
Europe	650	767	1,257	1,472
Latin America	328	320	623	598
Asia Pacific	234	248	464	490
Consolidated	$3,498	$3,685	$7,054	$7,427
Operating profit
U.S. Morning Foods	$131	$137	$258	$263
U.S. Snacks (a)	160	124	240	210
U.S. Specialty	59	63	137	150
North America Other	37	74	96	157
Europe	57	50	118	115
Latin America (b)	(56)	47	(5)	95
Asia Pacific	10	5	22	21
Total Reportable Segments	398	500	866	1,011
Corporate (c)	14	(33)	(70)	70
Consolidated	$412	$467	$796	$1,081

(a)	Includes a non-cash gain of $67 million associated with the deconsolidation of a VIE during the quarter and year-to-date periods ended July 4, 2015.

(b)
Includes a non-cash loss of $103 million associated with the remeasurement of the financial statements of the Company's Venezuela subsidiary during the quarter and year-to-date periods ended July 4, 2015.

(c)
Includes mark-to-market adjustments for pension plans, commodity and foreign currency contracts totaling $35 million and ($12) million for the quarters ended July 4, 2015 and June 28, 2014, respectively. Includes mark-to-market adjustments for pension plans, commodity and foreign currency contracts totaling ($32) million and $104 million for the year-to-date periods ended July 4, 2015 and June 28, 2014, respectively.

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
Segments and growth targets
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
We manage our Company for sustainable performance defined by our long-term annual growth targets. Our targeted long-term annual growth is low-single-digit (1 to 3%) for currency-neutral comparable net sales, mid-single-digit (4 to 6%) for currency-neutral comparable operating profit, and high-single-digit (7 to 9%) for currency-neutral comparable diluted net earnings per share (EPS).
Significant items impacting comparability

Project K
During 2013, we announced Project K, a four-year efficiency and effectiveness program. The program is expected to generate a significant amount of savings that will be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow. We recorded pre-tax charges related to this program of $90 million and $158 million for the quarter and year-to-date periods ended July 4, 2015, respectively. We also recorded charges of $78 million and $132 million for the quarter and year-to-date periods ended June 28, 2014, respectively. See the Restructuring and cost reduction activities section for more information.

Acquisitions and dispositions
In January 2015, we completed the acquisition of a majority interest in Bisco Misr, the number one packaged biscuits company in Egypt for $125 million, or $117 million net of cash and cash equivalents acquired. The acquisition added $15 million and $23 million in incremental net sales to our reported results in the European reportable segment for the quarter and year-to-date periods ended July 4, 2015. The acquisition added $2 million of incremental operating profit to our reported results for the quarter and year-to-date periods ended July 4, 2015.

During the quarter ended September 27, 2014, we entered into an agreement to sell our vegan and vegetarian canned-meat substitute business unit under the Loma Linda and Worthington brand to Atlantic Natural Foods (ANF), LLC of Nashville, N.C. The disposition negatively impacted reported net sales in the U.S. Specialty reportable segment by $3 million and $5 million for the quarter and year-to-date periods ended July 4, 2015, respectively.

Integration costs
We have incurred costs related to the integration of the 2015 acquisition of Bisco Misr and the 2012 acquisition of Pringles as we move these businesses into the Kellogg business model. We recorded pre-tax integration charges of $6 million and $14 million for the quarter and year-to-date periods ended July 4, 2015, respectively. We recorded pre-tax integration charges of $10 million and $17 million for the quarter and year-to-date periods ended June 28, 2014, respectively.

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market benefit of $35 million and a pre-tax mark-to-market charge of $32 million for the quarter and year-to-date periods ended July 4, 2015, respectively. We recorded a pre-tax mark-to-market charge of $12 million and a pre-tax mark-to-market benefit of $104 million for the quarter and year-to-date periods ended June 28, 2014, respectively.

VIE deconsolidation
During the quarter ended July 4, 2015, a series of previously executed agreements between Kellogg's and a third party variable interest entity (VIE) were terminated resulting in our determination that we are no longer the primary beneficiary of the VIE.  Accordingly, we deconsolidated the financial statements of the VIE as of the end of the quarter.  As a result of the agreement terminations and related settlements, we recognized a gain of $6 million in Other income (expense), net during the quarter.  This gain, in combination with a related $25 million charge that was recorded during the quarter ended April 4, 2015, resulted in a net loss of $19 million in Other income (expense), net for the year-to-date period ended July 4, 2015.
In connection with the deconsolidation that occurred during the quarter, we derecognized all assets and liabilities of the VIE, including an allocation of a portion of goodwill from the U.S. Snacks operating segment, resulting in a $67 million non-cash gain, which was recorded within operating profit.

Venezuela remeasurement and long-lived asset impairment
While we continue to qualify for participation in CENCOEX at the official rate, there has been a continued reduction in the level of U.S. dollars available to exchange, in part due to recent declines in the price of oil and the overall decline of the macroeconomic environment within the country. We have experienced an increase in the amount of time it takes to exchange bolivars for U.S. dollars through the CENCOEX exchange during the year. Given this economic backdrop, and upon review of current U.S. dollar cash needs in our Venezuela operations as of the quarter ended July 4, 2015, we concluded that we are no longer able to obtain sufficient U.S. dollars on a timely basis through the CENCOEX exchange to support our Venezuela operations. We have evaluated all of the facts and circumstances surrounding our Venezuelan business and determined that as of July 4, 2015 the SIMADI rate is the appropriate rate to use for remeasuring our Venezuelan subsidiary’s financial statements.

In connection with the change in rates, we evaluated the carrying value of our non-monetary assets for impairment and lower of cost or market adjustments. As a result of moving from the CENCOEX official rate to the SIMADI rate, we recorded pre-tax charges totaling $152 million in the quarter ended July 4, 2015, including $112 million in the Latin America operating segment and $40 million in the Corporate operating segment. Of the total charges, $100 million was recorded in COGS, $3 million was recorded in SGA, and $49 million was recorded in Other income (expense), net. These charges consist of $47 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar at the SIMADI exchange rate (recorded in Other income (expense), net), $56 million related to reducing inventory to the lower of cost or market (recorded in COGS) and $49 million related to the impairment of long-lived assets in Venezuela (recorded primarily in COGS).

As of July 4, 2015, certain non-monetary assets related to our Venezuelan subsidiary continue to be remeasured at historical exchange rates.  As these assets are utilized by our Venezuelan subsidiary during the second half of 2015 they will be recognized in the income statement at historical exchange rates resulting in an unfavorable impact of approximately $21 million during the remainder of 2015. Including this impact, the total impact of moving from the CENCOEX official rate to the SIMADI rate is anticipated to be $173 million on a pre-tax basis, or approximately $.43 on a fully-diluted EPS basis for 2015.

Foreign currency translation
We evaluate the operating results of our business on a currency-neutral basis. We determine currency-neutral operating results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.
Non-GAAP Measures
Comparability of certain financial measures is affected significantly by several types of financial impacts such as foreign currency translation, integration costs, mark-to-market adjustments for pension plans, commodities and certain foreign currency contracts, Project K costs, costs associated with the Venezuela remeasurement and long-lived asset impairment, costs associated with the VIE deconsolidation, differences in shipping days, acquisitions, dispositions, and other costs impacting comparability. To provide increased transparency and assist in understanding our comparable operating performance, we use non-GAAP financial measures within MD&A that exclude these financial impacts.
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
Financial results
For the quarter ended July 4, 2015, our reported net sales declined by 5.1% primarily the result of currency devaluation. Currency-neutral comparable net sales improved by 0.1%. We experienced currency-neutral comparable net sales growth in Latin America, Asia-Pacific, and in the U. S. Frozen Foods and Canadian businesses which are included in the North America Other reportable segment. We experienced currency-neutral net sales declines in the U.S. Morning Foods, U.S. Snacks, U.S. Specialty, and Europe reportable segments. Reported operating profit decreased by 11.6%, driven primarily by the remeasurement of our Venezuelan business at the SIMADI rate of 198 Venezuelan bolivars to the U.S. dollar, Project K costs, and foreign currency devaluation. Currency-neutral comparable operating profit declined by 6.8% due to higher distribution costs, costs associated with the timing of production, and the resetting of incentive compensation levels. This was partially offset by favorable timing in brand-building investment.

Reported diluted EPS of $.63 for the quarter was down 23.2% compared to the prior year of $.82. Reported diluted EPS for the quarter was impacted negatively by the remeasurement of the Venezuelan business to the SIMADI rate ($.37), Project K costs ($.18), foreign currency translation ($.05) and integration costs ($.01), and was impacted positively by the VIE deconsolidation ($.21) and mark-to-market accounting ($.06). Currency-neutral comparable diluted EPS of $.97 decreased by 4.9% compared to prior year of $1.02, in line with our expectations.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Reported net sales	$3,498	$3,685	$7,054	$7,427
Project K	—	—	(2)	—
Acquisitions/divestitures	15	3	23	5
Differences in shipping days	—	—	(3)	—
Comparable net sales	$3,483	$3,682	$7,036	$7,422
Foreign currency impact	(202)	—	(378)	—
Currency neutral comparable net sales	$3,685	$3,682	$7,414	$7,422
Reported operating profit	$412	$467	$796	$1,081
Mark-to-market	35	(12)	(32)	104
Project K	(90)	(78)	(158)	(132)
VIE deconsolidation	67	—	67	—
Integration costs	(6)	(10)	(14)	(17)
Acquisitions/divestitures	2	—	2	—
Venezuela remeasurement	(103)	—	(103)	—
Comparable operating profit	$507	$567	$1,034	$1,126
Foreign currency impact	(22)	—	(43)	—
Currency neutral comparable operating profit	$529	$567	$1,077	$1,126
Reported income taxes	$85	$122	$161	$287
Mark-to-market	13	(4)	(8)	32
Project K	(26)	(20)	(47)	(38)
VIE deconsolidation	(2)	—	(2)	—
Integration costs	(1)	(3)	(3)	(5)
Acquisitions/divestitures	1	—	1	—
Venezuela remeasurement	(20)	—	(20)	—
Comparable income taxes	$120	$149	$240	$298
Foreign currency impact	(2)	—	(4)	—
Currency neutral comparable income taxes	$122	$149	$244	$298
Reported effective income tax rate	27.6%	29.0%	26.4%	28.9%
Mark-to-market	1.1	(0.2)	0.1	0.1
Project K	(0.5)	0.5	(0.7)	0.1
VIE deconsolidation	(7.4)	—	(1.9)	—
Integration costs	0.3	—	0.2	—
Venezuela remeasurement	7.2	—	2.6	—
Comparable effective income tax rate	26.9%	28.7%	26.1%	28.7%
Foreign currency impact	0.8	—	0.7	—
Currency neutral comparable effective income tax rate	26.1%	28.7%	25.4%	28.7%
Reported net income attributable to Kellogg Company	$223	$295	$450	$701
Mark-to-market	22	(8)	(24)	72
Project K	(64)	(58)	(111)	(94)
VIE deconsolidation	75	—	50	—
Integration costs	(5)	(7)	(11)	(12)
Acquisitions/divestitures	1	—	1	—
Venezuela remeasurement	(132)	—	(132)	—
Comparable net income attributable to Kellogg Company	$326	$368	$677	$735
Foreign currency impact	(18)	—	(37)	—
Currency neutral comparable net income attributable to Kellogg Company	$344	$368	$714	$735
Reported diluted EPS	$0.63	$0.82	$1.26	$1.94
Mark-to-market	0.06	(0.02)	(0.07)	0.20
Project K	(0.18)	(0.16)	(0.31)	(0.26)
VIE deconsolidation	0.21	—	0.14	—
Integration costs	(0.01)	(0.02)	(0.03)	(0.03)
Venezuela remeasurement	(0.37)	—	(0.37)	—
Comparable diluted EPS	$0.92	$1.02	$1.90	$2.03
Foreign currency impact	(0.05)	—	(0.11)	—
Currency neutral comparable diluted EPS	$0.97	$1.02	$2.01	$2.03
Currency neutral comparable diluted EPS growth	(4.9)%	(2.9)%	(1.0)%	(3.4)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
The following tables provides an analysis of net sales and operating profit performance for the second quarter of 2015 versus 2014:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2015 net sales	$742	$835	$270	$439	$650	$328	$234	$—	$3,498
2014 net sales	$759	$851	$276	$464	$767	$320	$248	$—	$3,685
% change - 2015 vs. 2014:
As Reported	(2.3)%	(1.8)%	(2.4)%	(5.5)%	(15.3)%	2.5%	(5.2)%	—%	(5.1)%
Project K	—%	—%	—%	—%	—%	0.2%	—%	—%	—%
Acquisitions/divestitures	—%	—%	(1.2)%	—%	2.0%	—%	—%	—%	0.3%
Comparable	(2.3)%	(1.8)%	(1.2)%	(5.5)%	(17.3)%	2.3%	(5.2)%	—%	(5.4)%
Foreign currency impact	—%	—%	—%	(4.2)%	(14.8)%	(12.2)%	(12.0)%	—%	(5.5)%
Currency neutral comparable	(2.3)%	(1.8)%	(1.2)%	(1.3)%	(2.5)%	14.5%	6.8%	—%	0.1%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2015 operating profit	$131	$160	$59	$37	$57	$(56)	$10	$14	$412
2014 operating profit	$137	$124	$63	$74	$50	$47	$5	$(33)	$467
% change - 2015 vs. 2014:
As Reported	(3.6)%	29.6%	(5.9)%	(51.6)%	13.7%	(219.3)%	147.2%	145.8%	(11.6)%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	163.2%	9.9%
Project K	1.7%	(3.8)%	(0.6)%	(25.4)%	8.5%	(4.6)%	101.1%	4,115.3%	(5.1)%
VIE deconsolidation	—%	52.1%	—%	—%	—%	—%	—%	—%	11.9%
Integration impact	—%	—%	—%	—%	7.7%	(0.9)%	(9.5)%	(68.3)%	—%
Acquisitions/divestitures	—%	—%	—%	—%	1.5%	—%	—%	—%	0.3%
Venezuela remeasurement	—%	—%	—%	—%	—%	(212.0)%	—%	(677.8)%	(18.1)%
Comparable	(5.3)%	(18.7)%	(5.3)%	(26.2)%	(4.0)%	(1.8)%	55.6%	(3,386.6)%	(10.5)%
Foreign currency impact	0.2%	—%	—%	(3.8)%	(9.6)%	(10.7)%	(20.4)%	(1,860.7)%	(3.7)%
Currency neutral comparable	(5.5)%	(18.7)%	(5.3)%	(22.4)%	5.6%	8.9%	76.0%	(1,525.9)%	(6.8)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
U.S. Morning Foods
Currency-neutral comparable net sales declined 2.3% as a result of unfavorable volume which was partially offset by favorable pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages.
The cereal category was approximately flat in the quarter, reflecting improving trends. We reported solid consumption and share gains in the quarter for three of our core brands: Special K®, Raisin Bran®, and Froot Loops®. Special K® has performed well behind a new "Eat Special, Feel Special" campaign, in-store events, and food improvements. In addition, our innovation launches continued to perform well in the quarter: Raisin Bran® Cranberry, Special K® Protein, and Disney Frozen®-themed cereal.

Toaster pastries reported a slight sales decline for the quarter. Sales trends have improved, resulting in consumption growth for the quarter. Health and wellness bars and beverages each reported a sales decline for the quarter.
Currency-neutral comparable operating profit declined 5.5% due to the unfavorable sales performance and increased distribution costs, and the resetting of incentive compensation levels which were partially offset by favorable brand-building investment in the quarter associated with the timing of commercial programs.

U.S. Snacks
Currency-neutral comparable net sales declined 1.8% as a result of decreased volume and unfavorable pricing/mix. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks.
Crackers posted a sales decline as a result of unfavorable year-over-year timing of innovation launches. We launched a significant slate of innovations near the end of the current quarter including Cheez-It® Toasty, Townhouse® Focaccia, and Club® Snack Sticks. Cheez-It® reported strong consumption growth and share gains as a result of innovations and core product performance. Core products in the Club® brand continued to report consumption growth in the quarter. The gains in Cheez-It® have been offset by consumption declines in Townhouse® and distribution losses in Special K® Cracker Chips. Redesigned Special K® food and packaging has resulted in improved velocity for the product where we have maintained distribution.
The bars business posted a sales decline for the quarter due to continued weakness in the Special K® and Fiber Plus® brands. The new Special K® bars that we launched in late 2014 have performed well and recently launched renovations to this food are off to a good start. We also recently launched Jif® Peanut Butter bars, Nutri-grain® Harvest Apple bars, and Rice Krispies Treats® blasted M&Ms which we expect to do well. Rice Krispies Treats® reported double-digit consumption gains and gained share as a result of good core growth and innovation.
The cookies business posted sales growth for the quarter as Fudge Shoppe® and Sandies® both reported consumption growth and share gains. Simply Made® cookies continued to post strong consumption growth.
Savory snacks reported solid sales growth for the quarter even as the business was lapping difficult comparisons due to the launch of Pringles® Tortilla last year.
Currency-neutral comparable operating profit declined by 18.7% due to unfavorable sales performance, negative operating leverage due to the sales decline, increased distribution costs, and the resetting of incentive compensation levels.
U.S. Specialty
Currency-neutral comparable net sales declined 1.2% as a result of increased volume and unfavorable pricing/mix. The sales decline was the result of weakness in Foodservice, partially due to the exit of some unprofitable business. The Convenience business posted sales growth as a result of strong innovations, increasing share in five of the seven categories in which we compete.
Currency-neutral comparable operating profit declined by 5.3% due primarily to the decline in sales, increased distribution costs, and the resetting of incentive compensation levels.
North America Other
Currency-neutral comparable net sales declined 1.3% due to increased volume and unfavorable pricing/mix.
The U.S. Frozen business reported a net sales increase as the Eggo® franchise posted strong sales growth, consumption growth and share gains in the quarter due to good performance from the core products and innovations. The new Eggo® hand-held sandwiches that we launched early in the year continue to do well and account for three points of share.
The Canada business reported a broad-based net sales increase across most categories.
As expected, Kashi reported a double-digit net sales decline due to decreased volume resulting from prior distribution losses and the unfavorable year-over-year timing of innovations. Trends for this business have improved as we began to launch new products and re-establish distribution. During the quarter, we launched 5 product lines that meet the USDA's Organic standard during the quarter: Kashi® Sprouted Grains cereal, Kashi® Sweet Potato cereal, Kashi® Organic Promise granola, Kashi® Overnight Muesli, and Kashi® Organic Promise chewy granola bars.

Currency-neutral comparable operating profit declined 22.4% primarily due to unfavorable sales performance in the Kashi business, net cost inflation, including transactional currency expense, in the Canadian business, increased distribution costs realized by the U.S. Frozen business, and the resetting of incentive compensation levels.

Europe
Currency-neutral comparable net sales declined 2.5% as a result of decreased volume and slightly unfavorable pricing/mix. The cereal business declined in the quarter as the cereal category continued to be a challenge. We will restage our Special K® cereals early in the second half of the year, including the introduction of new food and other activity. Savory snacks continued to performed well in the quarter, delivering mid-single-digit currency-neutral comparable sales growth on a difficult double-digit comparison from last year. The launch of Pringles® Tortilla made an important contribution to sales, although it only launched recently. We continue to see growth for this business in key markets as we gain distribution and increase commercial activity.
Currency-neutral comparable operating profit improved 5.6% due to net cost deflation, including savings from Project K, and favorable brand-building investment in the quarter associated with the timing of commercial programs.
Latin America
Currency-neutral comparable net sales improved 14.5% due to favorable volume and pricing/mix. We experienced strong volume growth for both cereal and snacks in most of our markets in addition to strong price realization in Venezuela. Net sales growth was the result of good innovation and strong in-market activity. Excluding Venezuela, currency-neutral comparable net sales growth would have been 4.3% for the quarter.
Currency-neutral comparable operating profit improved by 8.9% due to favorable sales performance which was partially offset by net cost inflation and increased brand-building investment to support product launches and commercial activities.
Asia Pacific
Currency-neutral comparable net sales increased 6.8% as a result of increased volume which was partially offset by unfavorable pricing/mix. The sales increase was the result of double-digit growth in Asia and Sub-Saharan Africa due to broad-based growth. In India we saw double-digit growth across most brands as the new smaller-sized packs designed to make our products more affordable continued to drive growth. Japan grew at a double-digit rate due to the continued popularity of granolas and strong growth from All-Bran®. New advertising and innovation contributed to significant Special K® growth in South Korea, resulting in double-digit growth for this market. The savory snacks business continued to post solid growth across the region behind successful commercial activities. This sales performance was partially offset by weakness in the Australian cereal and snacks businesses.
Currency-neutral comparable operating profit improved 76.0% due to favorable sales performance, improved production costs due to the lapping of the Sub-Saharan Africa supply disruption that occurred in the prior year, and favorable brand-building investment in the quarter associated with the timing of commercial programs. This was partially offset by the continued investment in capabilities in the quarter.
Corporate
Currency-neutral comparable operating profit declined due to the resetting of incentive compensation levels which was partially offset by reduced pension costs.

The following tables provides an analysis of net sales and operating profit performance for the year-to-date periods of 2015 as compared to 2014:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2015 net sales	$1,518	$1,689	$631	$872	$1,257	$623	$464	$—	$7,054
2014 net sales	$1,558	$1,715	$648	$946	$1,472	$598	$490	$—	$7,427
% change - 2015 vs. 2014:
As Reported	(2.6)%	(1.5)%	(2.7)%	(7.9)%	(14.6)%	4.3%	(5.2)%	—%	(5.0)%
Project K	—%	—%	—%	(0.2)%	—%	0.1%	—%	—%	—%
Acquisitions/divestitures	—%	—%	(0.7)%	—%	1.5%	—%	—%	—%	0.2%
Differences in shipping days	—%	—%	—%	—%	(0.2)%	—%	—%	—%	—%
Comparable	(2.6)%	(1.5)%	(2.0)%	(7.7)%	(15.9)%	4.2%	(5.2)%	—%	(5.2)%
Foreign currency impact	—%	—%	—%	(4.0)%	(15.1)%	(10.9)%	(10.6)%	—%	(5.1)%
Currency neutral comparable	(2.6)%	(1.5)%	(2.0)%	(3.7)%	(0.8)%	15.1%	5.4%	—%	(0.1)%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2015 operating profit	$258	$240	$137	$96	$118	$(5)	$22	$(70)	$796
2014 operating profit	$263	$210	$150	$157	$115	$95	$21	$70	$1,081
% change - 2015 vs. 2014:
As Reported	(1.8)%	14.5%	(8.4)%	(39.1)%	2.7%	(105.4)%	12.1%	(197.8)%	(26.3)%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	(175.9)%	(11.0)%
Project K	1.8%	(3.1)%	(0.3)%	(14.2)%	(1.7)%	(1.5)%	16.3%	(17.6)%	(4.1)%
VIE deconsolidation	—%	30.2%	—%	—%	—%	—%	—%	—%	6.0%
Integration impact	—%	—%	—%	—%	4.4%	(0.4)%	(10.3)%	(23.0)%	(0.1)%
Acquisitions/divestitures	—%	—%	0.1%	—%	1.1%	—%	—%	—%	0.2%
Differences in shipping days	—%	—%	—%	—%	(0.3)%	—%	—%	—%	—%
Venezuela remeasurement	—%	—%	—%	—%	—%	(101.0)%	—%	(30.5)%	(9.1)%
Comparable	(3.6)%	(12.6)%	(8.2)%	(24.9)%	(0.8)%	(2.5)%	6.1%	49.2%	(8.2)%
Foreign currency impact	0.2%	—%	—%	(4.0)%	(9.9)%	(9.5)%	(15.3)%	(166.7)%	(3.8)%
Currency neutral comparable	(3.8)%	(12.6)%	(8.2)%	(20.9)%	9.1%	7.0%	21.4%	215.9%	(4.4)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
Year-to-date currency-neutral comparable net sales declined 2.6% due to weakness in both the cereal and toaster pastries categories. Both categories have reported improving trends over the first half of the year. We gained share in the category as a result of Raisin Bran®, Froot Loops®, and Rice Krispies® all posting solid consumption increases and share gains in the first half of the year. The Special K® brand is beginning to show improving trends with consumption and share gains in the most recent quarter. In addition, our innovation launches have continued to perform well: Raisin Bran® Cranberry, Special K® Protein, and Disney Frozen®-themed cereal.
Year-to-date currency-neutral comparable operating profit has declined 3.8% as a result of unfavorable sales performance, increased distribution costs, and the resetting of incentive compensation levels. This has been partially offset by favorable brand-building investment associated with the timing of commercial programs.

U.S. Snacks
Year-to-date currency-neutral comparable net sales declined 1.5% due to declines in our crackers, cookies, and bars businesses as a result of unfavorable year-over-year timing of innovation launches, continued weakness in the

Special K® branded products, and year-over-year declines in our Right Bites® 100-calorie packs that occurred early in the year as a result of trends in weight-management foods. Savory snacks posted growth resulting from innovations and in-store execution.
Year-to-date currency-neutral comparable operating profit declined 12.6% as a result of unfavorable sales performance, increased distribution costs, negative operating leverage due to the sales decline, and the resetting of incentive compensation levels.

U.S. Specialty
Year-to-date currency neutral comparable net sales declined 2.0% due primarily to a distributor in the Convenience channel that decreased levels of inventory dramatically during the first quarter, the discontinuation of some business, and a slowdown in selected businesses in Foodservice.
Year-to-date currency-neutral comparable operating profit declined 8.2% as a result of unfavorable sales performance, increased distribution costs, and the resetting of incentive compensation levels.

North America Other
Year-to-date currency-neutral comparable net sales declined by 3.7% due primarily to the Kashi business reporting sales declines resulting loss of distribution points over the past twelve months and lapping of prior-year innovations. Trends for the Kashi business have improved as we began to launch new products and re-establish distribution. The U.S. Frozen business reported growth in the second quarter after being negatively impacted early in the year by a supply disruption that occurred due to a limited recall of a Morningstar Farms® product late in 2014.
Year-to-date currency-neutral comparable operating profit declined 20.9% due to unfavorable sales performance in the Kashi business, net cost inflation realized by the Canadian business, and increased distribution costs realized by the U.S. Frozen business.

Europe
Year-to-date currency-neutral comparable net sales declined by 0.8% as the cereal category continued to be a challenge. Savory snacks continued to performed well as a result of good promotions, new flavors, and the launch of Pringles® Tortilla which is expected to drive sales growth as it has in other regions.
Year-to-date currency-neutral comparable operating profit increased 9.1% due to net cost deflation, including Project K savings, and favorable brand-building investment associated with the timing of commercial programs.
Latin America
Year-to-date currency-neutral comparable net sales improved by 15.1% as we experienced strong volume growth in most of our markets in addition to strong price realization in Venezuela. Net sales growth was the result of good innovation and strong in-market activity. Excluding Venezuela, year-to-date currency-neutral comparable net sales growth would have been 3.5%.
Year-to-date currency-neutral comparable operating profit improved 7.0% due to favorable sales performance which was partially offset by net cost inflation and increased brand-building investment to support product launches and commercial activities.

Asia Pacific
Year-to-date currency-neutral comparable net sales improved 5.4% as a result of double-digit growth in Asia due to performance in all markets. In India we saw growth in most brands and the new smaller-sized packs designed to make our products more affordable continued to drive growth. The savory snacks business continued to post solid growth across the region behind successful commercial activities. This sales performance was partially offset by weakness in the Australian cereal and snacks businesses.
Year-to-date currency-neutral comparable operating profit improved 21.4% due to favorable sales performance and improved production costs due to the lapping of the Sub-Saharan Africa supply disruption that occurred in the prior year. This was partially offset by increased distribution costs and continued investment in capabilities.

Corporate
Year-to-date currency-neutral comparable operating profit increased due to reduced pension costs, partially offset by the resetting of incentive compensation levels.

Margin performance
Margin performance for the quarter and year-to-date periods of 2015 versus 2014 is as follows:

Quarter	2015	2014	Change vs. prior year (pts.)
Reported gross margin (a)	35.5%	38.3%	(2.8)
Mark-to-market (COGS)	1.0	(0.3)	1.3
Project K (COGS)	(1.9)	(0.9)	(1.0)
VIE deconsolidation (COGS)	—	—	—
Integration costs (COGS)	(0.1)	(0.2)	0.1
Venezuela remeasurement (COGS)	(2.9)	—	(2.9)
Comparable gross margin	39.4%	39.7%	(0.3)
Foreign currency impact	0.1	—	0.1
Currency neutral comparable gross margin	39.3%	39.7%	(0.4)
Reported SGA%	(23.7)%	(25.6)%	1.9
Mark-to-market (SGA)	—	—	—
Project K (SGA)	(0.7)	(1.2)	0.5
VIE deconsolidation (SGA)	1.9	—	1.9
Integration costs (SGA)	(0.1)	(0.1)	—
Venezuela remeasurement (SGA)	—	—	—
Comparable SGA%	(24.8)%	(24.3)%	(0.5)
Foreign currency impact	0.2	—	0.2
Currency neutral comparable SGA%	(25.0)%	(24.3)%	(0.7)
Reported operating margin	11.8%	12.7%	(0.9)
Mark-to-market	1.0	(0.3)	1.3
Project K	(2.6)	(2.1)	(0.5)
VIE deconsolidation	1.9	—	1.9
Integration costs	(0.2)	(0.3)	0.1
Venezuela remeasurement	(2.9)	—	(2.9)
Comparable operating margin	14.6%	15.4%	(0.8)
Foreign currency impact	0.3	—	0.3
Currency neutral comparable operating margin	14.3%	15.4%	(1.1)

Year-to-date	2015	2014	Change vs. prior year (pts.)
Reported gross margin (a)	35.3%	39.2%	(3.9)
Mark-to-market (COGS)	(0.4)	1.4	(1.8)
Project K (COGS)	(1.4)	(0.8)	(0.6)
VIE deconsolidation (COGS)	—	—	—
Integration costs (COGS)	(0.1)	(0.2)	0.1
Acquisitions/divestitures (COGS)	(0.1)	—	(0.1)
Venezuela remeasurement (COGS)	(1.4)	—	(1.4)
Comparable gross margin	38.7%	38.8%	(0.1)
Foreign currency impact	0.1	—	0.1
Currency neutral comparable gross margin	38.6%	38.8%	(0.2)
Reported SGA%	(24.0)%	(24.6)%	0.6
Mark-to-market (SGA)	(0.1)	—	(0.1)
Project K (SGA)	(0.8)	(0.9)	0.1
VIE deconsolidation (SGA)	0.9	—	0.9
Integration costs (SGA)	(0.1)	—	(0.1)
Acquisitions/divestitures (SGA)	0.1	—	0.1
Venezuela remeasurement (SGA)	—	—	—
Comparable SGA%	(24.0)%	(23.7)%	(0.3)
Foreign currency impact	0.1	—	0.1
Currency neutral comparable SGA%	(24.1)%	(23.7)%	(0.4)
Reported operating margin	11.3%	14.6%	(3.3)
Mark-to-market	(0.5)	1.4	(1.9)
Project K	(2.2)	(1.7)	(0.5)
VIE deconsolidation	0.9	—	0.9
Integration costs	(0.2)	(0.2)	—
Acquisitions/divestitures	—	—	—
Venezuela remeasurement	(1.4)	—	(1.4)
Comparable operating margin	14.7%	15.1%	(0.4)
Foreign currency impact	0.2	—	0.2
Currency neutral comparable operating margin	14.5%	15.1%	(0.6)
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

Currency-neutral comparable gross margin for the quarter and year-to-date periods was unfavorable 40 basis points and 20 basis points, respectively, as increased distribution costs, investment in food renovation, and unfavorable channel mix more than offset productivity savings and favorable pricing. Currency-neutral comparable SGA% for the quarter and year-to-date periods was unfavorable 70 basis points and 40 basis points, respectively, resulting from reinvestment of Project K savings into sales capabilities including adding sales representatives, re-establishing the Kashi business unit and resetting incentive compensation which was partially offset by favorable brand building investment due to the timing of commercial programs.

Our currency-neutral comparable gross profit, currency-neutral comparable SGA, and currency-neutral comparable operating profit measures are reconciled to the directly comparable U.S. GAAP measures as follows:

	Quarter ended		Year-to-date period ended
(dollars in millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Reported gross profit (a)	$1,241	$1,411	$2,486	$2,915
Mark-to-market (COGS)	34	(12)	(34)	104
Project K (COGS)	(65)	(31)	(99)	(56)
VIE deconsolidation (COGS)	—	—	—	—
Integration costs (COGS)	(3)	(6)	(9)	(10)
Acquisitions/divestitures (COGS)	2	—	4	—
Venezuela remeasurement (COGS)	(100)	—	(100)	—
Comparable gross profit (COGS)	$1,373	$1,460	$2,724	$2,877
Foreign currency impact (COGS)	(77)	—	(141)	—
Currency neutral comparable gross profit	$1,450	$1,460	$2,865	$2,877
Reported SGA	$829	$944	$1,690	$1,834
Mark-to-market (SGA)	(1)	—	(2)	—
Project K (SGA)	25	47	59	76
VIE deconsolidation (SGA)	(67)	—	(67)	—
Integration costs (SGA)	3	4	5	7
Acquisitions/divestitures (SGA)	—	—	2	—
Venezuela remeasurement (SGA)	3	—	3	—
Comparable SGA	$866	$893	$1,690	$1,751
Foreign currency impact (SGA)	(55)	—	(98)	—
Currency neutral comparable SGA	$921	$893	$1,788	$1,751
Reported operating profit	$412	$467	$796	$1,081
Mark-to-market	35	(12)	(32)	104
Project K	(90)	(78)	(158)	(132)
VIE Consolidation	67	—	67	—
Integration costs	(6)	(10)	(14)	(17)
Acquisitions/divestitures	2	—	2	—
Venezuela remeasurement	(103)	—	(103)	—
Comparable operating profit	$507	$567	$1,034	$1,126
Foreign currency impact	(22)	—	(43)	—
Currency neutral comparable operating profit	$529	$567	$1,077	$1,126
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.

For the full year, we expect currency-neutral comparable gross margin to be flat to up slightly due to net cost deflation.

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

Project K
The most recent and largest program that is currently active is Project K, a four-year efficiency and effectiveness program announced in November 2013. The program is expected to generate a significant amount of savings that may be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow.
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
We expect annual cost savings generated from Project K will be approximately $425 to $475 million by 2018, with approximately two-thirds of the cost savings to be realized in cost of goods sold. We have realized approximately $80 million of savings through the end of fiscal 2014. We expect $90 to $100 million of savings in 2015, approximately two-thirds of which will come from cost of goods sold. Cost savings will be reinvested into the business through additional investments in advertising, in-store execution, sales capabilities, including adding sales representatives, re-establishing the Kashi business unit, and in the design and quality of our products. We will also invest in production capacity in developing and emerging markets, and in global category teams.
As a result of Project K, capital spending levels were increased during 2014 and we anticipate that capital spending will be impacted through the end of fiscal year 2015. Our on-going business model assumes capital spending to be approximately 3-4% of net sales annually. During 2014, capital spending was 4% of net sales. We expect capital spending of approximately 4-5% of net sales in 2015.
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
We currently expect that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 18%), U.S. Snacks (approximately 12%), U.S. Specialty (approximately 1%), North America Other (approximately 9%), Europe (approximately 14%), Latin America (approximately 3%), Asia-Pacific (approximately 6%), and Corporate (approximately 37%). A majority of the costs impacting Corporate relate to additional initiatives to be approved and executed in the future. When these initiatives are fully defined and approved, we will update our estimated costs by reportable segment as needed.
Since the inception of Project K, we have recognized charges of $664 million that have been attributed to the program. The charges consist of $4 million recorded as a reduction of revenue, $423 million recorded in COGS and $237 million recorded in SGA. Total charges for Project K in 2015 are expected to be approximately $400 to $450 million.

All Projects
During the quarter ended July 4, 2015, the Company recorded total charges of $90 million across all restructuring and cost reduction activities. The charges consist of $65 million recorded in cost of goods sold (COGS) and $25 million recorded in selling, general and administrative (SGA) expense. During the year-to-date period ended July 4,

2015, the Company recorded total charges of $158 million across all restructuring and cost reduction activities. The charges consist of $2 million recorded as a reduction of revenue, $97 million recorded in COGS and $59 million recorded in SGA expense.
During the quarter ended June 28, 2014 the Company recorded total charges of $78 million across all restructuring and cost reduction activities. The charges consist of $31 million recorded in COGS and $47 million recorded in SGA expense. During the year-to-date period ended June 28, 2014, the Company recorded total charges of $132 million across all restructuring and cost reduction activities. The charges consist of $56 million recorded in COGS and $76 million recorded in SGA expense.
The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarter and year-to-date periods ended July 4, 2015 and June 28, 2014 and program costs to date for programs currently active as of July 4, 2015.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	July 4, 2015
Employee related costs	$16	$35	$33	$52	$230
Asset related costs	24	7	47	10	90
Asset impairment	18	—	18	—	105
Other costs	32	36	60	70	239
Total	$90	$78	$158	$132	$664

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014	July 4, 2015
U.S. Morning Foods	$13	$15	$21	$26	$181
U.S. Snacks	10	3	19	10	95
U.S. Specialty	1	—	2	1	8
North America Other	23	6	29	9	56
Europe	25	28	44	40	143
Latin America	1	1	1	5	13
Asia Pacific	3	5	8	11	69
Corporate	14	20	34	30	99
Total	$90	$78	$158	$132	$664
For the quarter and year-to-date periods ended July 4, 2015 and June 28, 2014 employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.
At July 4, 2015 total exit cost reserves were $78 million, related to severance payments and other costs of which a substantial portion will be paid out in 2015 and 2016. The following table provides details for exit cost reserves.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of January 3, 2015	$96	$—	$—	$14	$110
2015 restructuring charges	33	18	47	60	158
Cash payments	(62)	—	(12)	(63)	(137)
Non-cash charges and other	(2)	(18)	(33)	—	(53)
Liability as of July 4, 2015	$65	$—	$2	$11	$78

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

Interest expense
For the quarter and year-to-date periods ended July 4, 2015, interest expense was $58 million and $112 million, respectively. For the quarter and year-to-date periods ended June 28, 2014, interest expense was $50 million and $102 million, respectively. For the full year 2015, we expect gross interest expense to be approximately $215-$225 million, compared to 2014’s full year interest expense of $209 million.

Income taxes
Our reported effective tax rates for the quarters ended July 4, 2015 and June 28, 2014 were 28% and 29%, respectively. The effective tax rate for the first quarter of 2015 benefited from a reduction in tax related to current year remitted and unremitted earnings and the completion of certain tax examinations. Comparable effective tax rates for the quarters ended July 4, 2015 and June 28, 2014 were 26% and 29%, respectively. Refer to Note 8 within Notes to Consolidated Financial Statements for further information.
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

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	July 4, 2015	June 28, 2014
Net cash provided by (used in):
Operating activities	$541	$654
Investing activities	(293)	(226)
Financing activities	(357)	(408)
Effect of exchange rates on cash and cash equivalents (a)	(40)	(3)
Net increase (decrease) in cash and cash equivalents	$(149)	$17
(a) Includes loss on remeasurement of Venezuela bolivar-denominated cash of ($46) million.
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the first half of 2015 amounted to $541 million, a decrease of $113 million over the same period in 2014. The decrease compared to the prior year-to-date period is primarily due to earnings results, changes in core working capital, and an increase in cash costs for Project K. Core working capital includes the positive impact of a supplier financing initiative of approximately $135 million. Net cash provided by operating activities for the first half of 2015 and 2014 was negatively impacted by $97 million and $63 million of after-tax Project K cash payments, respectively.
Our cash conversion cycle (defined as days of inventory, excluding inventoriable mark-to-market pension costs, and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 21 days and 30 days for the 12 month periods ended July 4, 2015 and June 28, 2014, respectively. Compared with the 12 month period ended June 28, 2014, the 2015 cash conversion cycle was positively impacted by an increase in the days of trade payables outstanding attributable to a supplier financing initiative.
Our pension and other postretirement benefit plan contributions amounted to $17 million and $37 million for the first half of 2015 and 2014, respectively. For the full year 2015, we currently expect that our contributions to pension and other postretirement plans will total approximately $55 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.
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

	Year-to-date period ended
(millions)	July 4, 2015	June 28, 2014	Change versus prior year
Net cash provided by operating activities	$541	$654	(17.3)%
Additions to properties	(218)	(226)
Cash flow	$323	$428	(24.5)%
For the full-year 2015, we are projecting cash flow (as defined) to be approximately $1.0 billion.
Investing activities
Our net cash used in investing activities amounted to $293 million for the first half of 2015 compared to $226 million in the same period of 2014. The increase was primarily driven by the $117 million acquisition of Bisco Misr during the first quarter of 2015, partially offset by proceeds totaling $33 million from the repayment of a loan to a VIE. For the full-year 2015, we project capital spending to be between 4% and 5% of net sales.

Financing activities
Our net cash used in financing activities for the first half of 2015 amounted to $357 million compared to net cash used in financing activities of $408 million in the same period of 2014.
In May 2015, we repaid our $350 million 1.125% U.S. Dollar Notes due 2015 at maturity.
In February 2015, we repaid our floating-rate $250 million U.S. Dollar Notes due 2015 at maturity and in March 2015, we issued €600 million of ten-year 1.25% Euro Notes due 2025.
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
In April 2013, the board of directors approved a $1 billion share repurchase program expiring in April 2014. In February 2014, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. Actual repurchases could be different from our current expectations, as influenced by factors such as the impact of changes in our stock price and other competing priorities. Total purchases for the first half of 2015 and 2014 were 4 million shares for $285 million and 6 million shares for $329 million, respectively.
We paid cash dividends of $347 million in the first half of 2015, compared to $331 million during the same period in 2014. The increase in dividends paid reflects our increase in the quarterly dividend to $.49 per common share, which began in the third quarter of 2014. In July 2015, the board of directors declared a dividend of $.50 per common share, payable on September 15, 2015 to shareholders of record at the close of business on September 1, 2015.  The dividend is broadly in line with our current plan to maintain our long-term dividend pay-out between 40% and 50% of comparable net income.

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

Accounting standards to be adopted in future periods
In April 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to simplify the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance on a retrospective basis. We are currently assessing when we will adopt the updated standard. We do not expect the adoption of this guidance to have a significant impact on our financial statements.
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
In May 2014, the FASB issued an ASU which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. We will adopt the updated standard in the first quarter of 2018. We are currently evaluating the impact that implementing this ASU will have on our financial statements and disclosures, as well as whether we will use the retrospective or modified retrospective method of adoption.

Forward-looking statements
This Report contains “forward-looking statements” with projections concerning, among other things, the Company’s global growth and efficiency program (Project K), the integration of acquired businesses, our strategy, zero-based budgeting, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “project,” “should,” “estimate,” or words or phrases of similar meaning. For example, forward-looking statements are found in Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:

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
Refer to disclosures contained within Item 7A of our 2014 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of July 4, 2015.
During 2014, we entered into forward starting interest swaps with notional amounts totaling €500 million, as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt to be used for general corporate purposes. These swaps were designated as cash flow hedges. In the year-to-date period ended July 4, 2015 these forward starting interest swaps were settled and other forward starting interest rate swaps with a notional amount totaling €600 million were entered into and were designated as cash flow hedges. These forward starting interest rate swaps were settled in March 2015, upon the issuance of fixed rate debt. A resulting aggregate loss of $12 million was recorded in accumulated other comprehensive income (loss) and will be amortized as interest expense over the life of the related fixed rate debt. Refer to Note 5 within Notes to Consolidated Financial Statements for further information related to the fixed rate debt issuance.
During the year-to-date period ended July 4, 2015 we entered into new interest rate swaps with notional amounts totaling approximately $1.5 billion that are designated as fair value hedges of certain U.S. Dollar Notes. Additionally during the year-to-date period ended July 4, 2015 we terminated interest rate swaps with notional amounts totaling approximately $1.5 billion which were previously designated as fair value hedges of certain U.S. Dollar Notes. Refer to Note 5 within Notes to Consolidated Financial Statements.
The total notional amount of interest rate swaps at July 4, 2015 was $2.4 billion, with a fair value of the related liability of $14 million. The total notional amount of interest rate swaps at January 3, 2015 was $3.0 billion, with a fair value of the related liability of $12 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased annual interest expense by approximately $28 million at July 4, 2015 and $36 million at January 3, 2015.
Venezuela is considered a highly inflationary economy. As such, the functional currency for our operations in Venezuela is the U.S. dollar, which in turn, requires bolivar denominated monetary assets and liabilities to be remeasured into U.S. dollars using an exchange rate at which such balances could be settled as of the balance sheet date. In addition, revenues and expenses are recorded in U.S. dollars at an appropriate rate on the date of the transaction. Gains and losses resulting from the remeasurement of the bolivar denominated monetary assets and liabilities are recorded in earnings. In 2013, the Company began using the CADIVI, now CENCOEX official rate, which continues to be 6.3 bolivars to the U.S. dollar at July 4, 2015, to remeasure its Venezuelan subsidiary’s financial statements to U.S. dollars. The CENCOEX official rate is presently restricted toward goods and services for industry sectors considered essential, which are primarily food, medicines and a few others.
During 2013, the Venezuelan government announced a complementary currency exchange system, SICAD, followed by the establishment of another floating rate exchange system (referred to as SICAD II) during 2014. In February 2015, the Venezuelan government announced the addition of a new foreign currency exchange system referred to as the Marginal Currency System, or SIMADI, along with the merger of the SICAD II system with SICAD.
As of July 4, 2015, the published SICAD and SIMADI rates offered were 12.8 and 198.4 bolivars to the U.S. dollar, respectively.
We continue to manufacture and sell products in Venezuela as well as import raw materials and machinery, where we have a history of successfully exchanging bolivars for U.S. dollars to pay certain vendors as required under the terms of the related purchasing arrangements. While we continue to qualify for participation in CENCOEX at the official rate, there has been a continued reduction in the level of U.S. dollars available to exchange, in part due to recent declines in the price of oil and the overall decline of the macroeconomic environment within the country. We have experienced an increase in the amount of time it takes to exchange bolivars for U.S. dollars through the CENCOEX exchange during the year. Given this economic backdrop, and upon review of current U.S. dollar cash needs in our Venezuela operations as of the quarter ended July 4, 2015, we concluded that we are no longer able to obtain sufficient U.S. dollars on a timely basis through the CENCOEX exchange to support our Venezuela operations. We have evaluated all of the facts and circumstances surrounding our Venezuelan business and determined that as of July 4, 2015, the SIMADI rate is the appropriate rate to use for remeasuring our Venezuelan subsidiary’s financial statements.

In connection with the change in rates, we evaluated the carrying value of our non-monetary assets for impairment and lower of cost or market adjustments. As a result of moving from the CENCOEX official rate to the SIMADI rate, we recorded pre-tax charges totaling $152 million in the quarter ended July 4, 2015. Of the total charges, $100 million was recorded in COGS, $3 million was recorded in SGA, and $49 million was recorded in Other income (expense), net. These charges consist of $47 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar at the SIMADI exchange rate (recorded in Other income (expense), net), $56 million related to reducing inventory to the lower of cost or market (recorded in COGS) and $49 million related to the impairment of long-lived assets in Venezuela (recorded primarily in COGS). As of July 4, 2015, certain non-monetary assets related to our Venezuelan subsidiary continue to be remeasured at historical exchange rates.  As these assets are utilized by our Venezuelan subsidiary during the second half of 2015 they will be recognized in the income statement at historical exchange rates resulting in an unfavorable impact of approximately $21 million during the remainder of 2015. Including this impact, the total impact of moving from the CENCOEX official rate to the SIMADI rate is anticipated to be $173 million on a pre-tax basis, or approximately $.43 on a fully-diluted EPS basis for 2015.
For the year-to-date period ended July 4, 2015, Venezuela represented approximately 3% of both total comparable net sales and operating profit as the CENCOEX official rate was used to remeasure the Venezuelan subsidiary’s income statement through July 4, 2015. As the SIMADI rate will be used to remeasure the income statement in future periods, we expect that our Venezuelan subsidiary will represent less than 1% of both total comparable net sales and operating profit. As of July 4, 2015, our net monetary assets denominated in the Venezuelan bolivar were immaterial after applying the SIMADI exchange rate. As of January 3, 2015 our net monetary assets denominated in the Venezuelan bolivar were approximately $100 million using the CENCOEX official rate.
We continue to monitor and actively manage our investment and exposures in Venezuela. Our Venezuelan business does not rely heavily on imports and when items are imported, they are largely exchanged at the CENCOEX official rate however, we consider it reasonably possible to utilize alternate exchange mechanisms in the future. We will continue to take actions to further reduce our reliance on imports in order to run our operations without the need for U.S. dollars. We will continue to monitor local conditions and our ability to obtain U.S. dollars through the various exchange mechanisms available to determine the appropriate rate for remeasurement.

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
As of July 4, 2015, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #4:
4/5/15-5/2/15	—	$—	—	$784
Month #2:
5/3/15-5/30/15	—	$—	—	$784
Month #3:
5/31/15-7/4/15	—	$—	—	$784
Total	—	$—	—
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

Date: August 10, 2015

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