Form 10-Q
period 2015-10-03
KELLOGG CO
filed 2015-11-06
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015
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
Yes  ☐    No  ☒
Common Stock outstanding as of October 31, 2015 — 354,397,695 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	October 3, 2015 (unaudited)	January 3, 2015 *
Current assets
Cash and cash equivalents	$299	$443
Accounts receivable, net	1,457	1,276
Inventories:
Raw materials and supplies	320	327
Finished goods and materials in process	890	952
Deferred income taxes	193	184
Other prepaid assets	194	158
Total current assets	3,353	3,340
Property, net of accumulated depreciation of $5,535 and $5,526	3,594	3,769
Investments in unconsolidated entities	454	1
Goodwill	4,988	4,971
Other intangibles, net of accumulated amortization of $45 and $43	2,281	2,295
Pension	283	250
Other assets	565	527
Total assets	$15,518	$15,153
Current liabilities
Current maturities of long-term debt	$756	$607
Notes payable	1,363	828
Accounts payable	1,610	1,528
Accrued advertising and promotion	500	446
Accrued income taxes	25	39
Accrued salaries and wages	292	320
Other current liabilities	526	596
Total current liabilities	5,072	4,364
Long-term debt	5,830	5,935
Deferred income taxes	765	726
Pension liability	731	777
Nonpension postretirement benefits	56	82
Other liabilities	391	418
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	721	678
Retained earnings	6,815	6,689
Treasury stock, at cost	(3,656)	(3,470)
Accumulated other comprehensive income (loss)	(1,322)	(1,213)
Total Kellogg Company equity	2,663	2,789
Noncontrolling interests	10	62
Total equity	2,673	2,851
Total liabilities and equity	$15,518	$15,153
* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales	$3,329	$3,639	$10,383	$11,066
Cost of goods sold	2,096	2,347	6,664	6,859
Selling, general and administrative expense	899	927	2,589	2,761
Operating profit	334	365	1,130	1,446
Interest expense	56	54	168	156
Other income (expense), net	(6)	1	(78)	14
Income before income taxes	272	312	884	1,304
Income taxes	66	86	227	373
Earnings (loss) from unconsolidated entities	(1)	(1)	(3)	(5)
Net income	$205	$225	$654	$926
Net income (loss) attributable to noncontrolling interests	—	1	(1)	1
Net income attributable to Kellogg Company	$205	$224	$655	$925
Per share amounts:
Basic	$0.58	$0.63	$1.85	$2.58
Diluted	$0.58	$0.62	$1.84	$2.56
Dividends per share	$0.50	$0.49	$1.48	$1.41
Average shares outstanding:
Basic	354	358	354	359
Diluted	356	360	356	361
Actual shares outstanding at period end			354	355
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended October 3, 2015			Year-to-date period ended October 3, 2015
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$205			$654
Other comprehensive income (loss):
Foreign currency translation adjustments	(88)	5	(83)	(142)	(11)	(153)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	7	(2)	5	11	(3)	8
Reclassification to net income	(7)	1	(6)	(14)	1	(13)
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service credit (cost)	66	(25)	41	66	(25)	41
Reclassification to net income:
Net experience loss	1	—	1	3	—	3
Prior service cost	2	—	2	7	(2)	5
Other comprehensive income (loss)	$(19)	$(21)	$(40)	$(69)	$(40)	$(109)
Comprehensive income			$165			$545
Net income (loss) attributable to noncontrolling interests			—			(1)
Other comprehensive income (loss) attributable to noncontrolling interests			1			—
Comprehensive income attributable to Kellogg Company			$164			$546

	Quarter ended September 27, 2014			Year-to-date period ended September 27, 2014
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$225			$926
Other comprehensive income (loss):
Foreign currency translation adjustments	(87)	(17)	(104)	(54)	(17)	(71)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(2)	4	2	(26)	11	(15)
Reclassification to net income	—	—	—	(11)	3	(8)
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service credit (cost)	19	(7)	12	10	(4)	6
Reclassification to net income:
Net experience loss	1	—	1	3	—	3
Prior service cost	2	(1)	1	8	(3)	5
Other comprehensive income (loss)	$(67)	$(21)	$(88)	$(70)	$(10)	$(80)
Comprehensive income			$137			$846
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
(unaudited)	shares	amount			shares	amount
Balance, December 28, 2013	420	$105	$626	$6,749	57	$(2,999)	$(936)	$3,545	$62	$3,607
Common stock repurchases					11	(690)		(690)		(690)
Net income				632				632	1	633	633
Dividends				(680)				(680)	(1)	(681)
Other comprehensive loss							(277)	(277)		(277)	(277)
Stock compensation			29					29		29
Stock options exercised and other			23	(12)	(4)	219		230		230
Balance, January 3, 2015	420	$105	$678	$6,689	64	$(3,470)	$(1,213)	$2,789	$62	$2,851	$356
Common stock repurchases					6	(381)		(381)		(381)
Acquisition of noncontrolling interest, net								—	7	7
VIE deconsolidation								—	(58)	(58)
Net income				655				655	(1)	654	654
Dividends				(523)				(523)		(523)
Other comprehensive loss							(109)	(109)		(109)	(109)
Stock compensation			32					32		32
Stock options exercised and other			11	(6)	(4)	195		200		200
Balance, October 3, 2015	420	$105	$721	$6,815	66	$(3,656)	$(1,322)	$2,663	$10	$2,673	$545
Refer to notes to Consolidating Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	October 3, 2015	September 27, 2014
Operating activities
Net income	$654	$926
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	387	375
Postretirement benefit plan expense (benefit)	(68)	(73)
Deferred income taxes	(61)	2
Venezuela remeasurement expense	165	—
VIE deconsolidation	(49)	—
Other	67	—
Postretirement benefit plan contributions	(21)	(44)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(214)	(122)
Inventories	1	40
Accounts payable	135	34
Accrued income taxes	11	19
Accrued interest expense	15	48
Accrued and prepaid advertising, promotion and trade allowances	49	10
Accrued salaries and wages	(14)	(33)
All other current assets and liabilities	(115)	(5)
Net cash provided by (used in) operating activities	942	1,177
Investing activities
Additions to properties	(362)	(355)
Acquisitions, net of cash acquired	(161)	—
Investments in unconsolidated entities	(456)	(6)
Other	43	13
Net cash provided by (used in) investing activities	(936)	(348)
Financing activities
Net issuances (reductions) of notes payable	533	339
Issuances of long-term debt	672	952
Reductions of long-term debt	(604)	(959)
Net issuances of common stock	196	164
Common stock repurchases	(381)	(690)
Cash dividends	(523)	(506)
Other	(3)	12
Net cash provided by (used in) financing activities	(110)	(688)
Effect of exchange rate changes on cash and cash equivalents	(40)	12
Increase (decrease) in cash and cash equivalents	(144)	153
Cash and cash equivalents at beginning of period	443	273
Cash and cash equivalents at end of period	$299	$426
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended October 3, 2015 (unaudited)
Note 1 Accounting policies
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
The condensed balance sheet data at January 3, 2015 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended October 3, 2015 are not necessarily indicative of the results to be expected for other interim periods or the full year.
Accounts payable
Beginning in 2014, the Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into this agreement is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under this arrangement. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of October 3, 2015, $396 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $312 million of those payment obligations to participating financial institutions. As of January 3, 2015, $236 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $184 million of those payment obligations to participating financial institutions.
Accounting standards to be adopted in future periods
In September 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to simplify the accounting for measurement-period adjustments for items in a business combination. The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Entities should apply the new guidance prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier application permitted for financial statements that have not been issued. The Company will adopt the updated standard in the first quarter of 2016. The Company does not expect the adoption of this guidance to have a significant impact on its financial statements.
In April 2015, the FASB issued an ASU to simplify the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance on a retrospective basis. The Company is currently assessing when it will adopt the updated standard. The Company does not expect the adoption of this guidance to have a significant impact on its financial statements.
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
In January 2015, the Company completed its acquisition of a majority interest in Bisco Misr, the number one packaged biscuits company in Egypt, for $125 million, or $117 million net of cash and cash equivalents acquired. The acquisition was accounted for under the purchase method and was financed through cash on hand. The assets and liabilities of Bisco Misr are included in the Consolidated Balance Sheet as of October 3, 2015 and the results of its operations subsequent to the acquisition date, which are immaterial, are included in the Consolidated Statement of Income within the Europe operating segment. In addition, the pro-forma effect of this acquisition, if the acquisition had been completed at the beginning of 2014, would have been immaterial.

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

During the quarter ended October 3, 2015, the Company acquired additional ownership in Bisco Misr through payment of $13 million to non-controlling interests, which is reported as financing activity on the consolidated statement of cash flows. As of October 3, 2015, the Company owns greater than 95% of Bisco Misr outstanding shares.
Mass Foods Acquisition
In September 2015, the Company completed the acquisition of Mass Foods, Egypt’s leading cereal company, for $46 million, or $44 million net of cash and cash equivalents acquired. The acquisition was accounted for under the purchase method and financed through cash on hand. The assets and liabilities of Mass Foods are included in the Consolidated Balance Sheet as of October 3, 2015 within the European reportable segment. The pro-forma effect of this acquisition, if the acquisition had been completed at the beginning of 2014, would have been immaterial. The acquired assets and liabilities assumed include the following: Current assets - $10 million, Property, intangible assets and goodwill - $46 million , Current and non-current liabilities - $12 million. Goodwill, which is not expected to be deductible for statutory tax purposes, is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded primarily reflects the value of providing an established platform to leverage the Company’s existing brands in the markets served by Mass Foods as well as any intangibles that do not qualify for separate recognition. The above amounts represent the preliminary allocation of purchase price and are subject to revision when appraisals are finalized, which is expected to occur no later than the third quarter of 2016.
Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 3, 2015*	$131	$3,589	$82	$465	$389	$83	$232	$4,971
Additions	—	—	—	—	85	—	—	85
VIE deconsolidation**	—	(21)	—	—	—	—	—	(21)
Currency translation adjustment	—	—	—	(7)	(25)	(6)	(9)	(47)
October 3, 2015	$131	$3,568	$82	$458	$449	$77	$223	$4,988
* In conjunction with the establishment of the Kashi operating segment, included within the North America Other reportable segment, goodwill was reallocated on a relative fair value basis. All prior period balances were updated to conform with current presentation. See Note 13 for further discussion.
** See discussion regarding VIE deconsolidation in the Noncontrolling interest section of Note 5.

Intangible assets subject to amortization
(millions)

Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 3, 2015	$8	$65	$—	$5	$38	$6	$10	$132
Additions	—	—	—	—	6	—	—	6
VIE deconsolidation**	—	(23)	—	—	—	—	—	(23)
Currency translation adjustment	—	—	—	—	(1)	—	—	(1)
October 3, 2015	$8	$42	$—	$5	$43	$6	$10	$114

Accumulated Amortization
January 3, 2015	$8	$16	$—	$4	$7	$6	$2	$43
VIE deconsolidation**	—	(4)	—	—	—	—	—	(4)
Amortization	—	3	—	—	3	—	—	6
October 3, 2015	$8	$15	$—	$4	$10	$6	$2	$45

Intangible assets subject to amortization, net
January 3, 2015	$—	$49	$—	$1	$31	$—	$8	$89
Additions	—	—	—	—	6	—	—	6
VIE deconsolidation**	—	(19)	—	—	—	—	—	(19)
Currency translation adjustment	—	—	—	—	(1)	—	—	(1)
Amortization	—	(3)	—	—	(3)	—	—	(6)
October 3, 2015	$—	$27	$—	$1	$33	$—	$8	$69
**See discussion regarding VIE deconsolidation in the Noncontrolling interest section of Note 5.
For intangible assets in the preceding table, amortization was $6 million for the year-to-date periods ended October 3, 2015 and September 27, 2014. The currently estimated aggregate annual amortization expense for full-year 2015 is approximately $8 million.
Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 3, 2015*	$—	$1,625	$—	$158	$423	$—	$—	$2,206
Additions	—	—	—	—	36	—	—	36
Currency translation adjustment	—	—	—	—	(30)	—	—	(30)
October 3, 2015	$—	$1,625	$—	$158	$429	$—	$—	$2,212
* In conjunction with the establishment of the Kashi operating segment, included within the North America Other reportable segment, certain intangible assets were reallocated. All prior period balances were updated to conform with current presentation. See Note 13 for further discussion.

Note 3 Investments in unconsolidated entities
In September 2015, the Company acquired, for $445 million, a 50% interest in Multipro Singapore Pte. Ltd. (Multipro), a leading distributor of a variety of food products in Nigeria and Ghana and also obtained an option to acquire 24.5% of an affiliated food manufacturing entity under common ownership based on a fixed multiple of future earnings as defined in the agreement (Purchase Option). The amount paid is subject to purchase price adjustments, including the finalization of Multipro’s 2015 earnings as defined in the agreement. The acquisition of the 50% interest is accounted for under the equity method of accounting and was financed with cash on hand and commercial paper borrowings. The Purchase Option becomes exercisable upon the earlier of the entity achieving a minimum level of earnings as defined in the agreement, in which case the Company has a one year exercise period, or 2020.
Summarized financial information for the balance sheet of Multi-Pro (on a 100% basis) is as follows: Current assets - $35 million, Non-current assets - $35 million, Current liabilities - $43 million and Non-current liabilities - $23 million.
The difference between the amount paid for Multipro and the underlying equity in net assets is primarily attributable to intangible assets, a portion of which will be amortized in future periods, and goodwill.
The Company also has other investments in unconsolidated entities aggregating $9 million as of October 3, 2015.
Note 4 Restructuring and cost reduction activities
The Company views its continued spending on restructuring and cost reduction activities as part of its ongoing operating principles to provide greater visibility in achieving its long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.
Project K
Project K, a four-year efficiency and effectiveness program, was announced in November 2013, and is expected to generate a significant amount of savings that may be invested in key strategic areas of focus for the business. The Company expects that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow.

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
Since the inception of Project K, the Company has recognized charges of $749 million that have been attributed to the program. The charges consist of $6 million recorded as a reduction of revenue, $480 million recorded in COGS and $263 million recorded in SGA.

During the quarter ended October 3, 2015, the Company recorded total charges of $85 million across all restructuring and cost reduction activities. The charges consist of $2 million recorded as a reduction of revenue, $57 million recorded in cost of goods sold (COGS) and $26 million recorded in selling, general and administrative (SGA) expense. During the year-to-date period ended October 3, 2015, the Company recorded total charges of $243 million across all restructuring and cost reduction activities. The charges consist of $4 million recorded as a reduction of revenue, $154 million recorded in COGS and $85 million recorded in SGA expense.
During the quarter ended September 27, 2014, the Company recorded total charges of $92 million across all restructuring and cost reduction activities. The charges consist of $64 million recorded in COGS and $28 million recorded in SGA expense. During the year-to-date period ended September 27, 2014, the Company recorded total charges of $224 million across all restructuring and cost reduction activities. The charges consist of $120 million recorded in COGS and $104 million recorded in SGA expense.
The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarter and year-to-date periods ended October 3, 2015 and September 27, 2014 and program costs to date for programs currently active as of October 3, 2015.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	October 3, 2015
Employee related costs	$31	$22	$64	$74	$261
Asset related costs	15	6	62	16	105
Asset impairment	—	21	18	21	105
Other costs	39	43	99	113	278
Total	$85	$92	$243	$224	$749

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	October 3, 2015
U.S. Morning Foods	$30	$15	$51	$41	$211
U.S. Snacks	15	32	34	42	110
U.S. Specialty	1	1	3	2	9
North America Other	11	2	40	11	67
Europe	12	23	56	63	155
Latin America	1	1	2	6	14
Asia Pacific	2	11	10	22	71
Corporate	13	7	47	37	112
Total	$85	$92	$243	$224	$749
For the quarter and year-to-date periods ended October 3, 2015 and September 27, 2014 employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

At October 3, 2015 total exit cost reserves were $73 million, related to severance payments and other costs of which a substantial portion will be paid out in 2015 and 2016. The following table provides details for exit cost reserves.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of January 3, 2015	$96	$—	$—	$14	$110
2015 restructuring charges	64	18	62	99	243
Cash payments	(96)	—	(21)	(102)	(219)
Non-cash charges and other	(2)	(18)	(41)	—	(61)
Liability as of October 3, 2015	$62	$—	$—	$11	$73
Note 5 Equity
Earnings per share
Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were 3 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended October 3, 2015, respectively. There were zero and 5 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended September 27, 2014, respectively.

Quarters ended October 3, 2015 and September 27, 2014:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2015
Basic	$205	354	$0.58
Dilutive potential common shares		2	—
Diluted	$205	356	$0.58
2014
Basic	$224	358	$0.63
Dilutive potential common shares		2	(0.01)
Diluted	$224	360	$0.62

Year-to-date periods ended October 3, 2015 and September 27, 2014:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2015
Basic	$655	354	$1.85
Dilutive potential common shares		2	(0.01)
Diluted	$655	356	$1.84
2014
Basic	$925	359	$2.58
Dilutive potential common shares		2	(0.02)
Diluted	$925	361	$2.56

In February 2014, the Company’s board of directors approved a share repurchase program authorizing the repurchase of up to $1.5 billion of its common stock through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow the Company to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.
During the year-to-date period ended October 3, 2015, the Company repurchased approximately 6 million shares of common stock for a total of $381 million. During the year-to-date period ended September 27, 2014, the Company repurchased 11 million shares of common stock for a total of $690 million.
Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience losses and prior service cost related to employee benefit plans. During the quarter ended October 3, 2015, the Company amended a U.S. postretirement health plan as well as a U.S. pension plan. As a result of the U.S. postretirement health plan amendment, a prior service credit was recognized in other comprehensive income with an offsetting reduction in the accumulated postretirement benefit obligation. The U.S. pension plan amendment increased the Company's pension benefit obligation with an offsetting increase in prior service costs in other comprehensive. See Note 8 for further details.

	Quarter ended October 3, 2015			Year-to-date period ended October 3, 2015
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$205			$654
Other comprehensive income (loss):
Foreign currency translation adjustments	(88)	5	(83)	(142)	(11)	(153)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	7	(2)	5	11	(3)	8
Reclassification to net income	(7)	1	(6)	(14)	1	(13)
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service credit (cost)	66	(25)	41	66	(25)	41
Reclassification to net income:
Net experience loss	1	—	1	3	—	3
Prior service cost	2	—	2	7	(2)	5
Other comprehensive income (loss)	$(19)	$(21)	$(40)	$(69)	$(40)	$(109)
Comprehensive income			$165			$545
Net income (loss) attributable to noncontrolling interests			—			(1)
Other comprehensive income (loss) attributable to noncontrolling interests			1			—
Comprehensive income attributable to Kellogg Company			$164			$546

	Quarter ended September 27, 2014			Year-to-date period ended September 27, 2014
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$225			$926
Other comprehensive income (loss):
Foreign currency translation adjustments	(87)	(17)	(104)	(54)	(17)	(71)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(2)	4	2	(26)	11	(15)
Reclassification to net income	—	—	—	(11)	3	(8)
Postretirement and postemployment benefits:
Amounts arising during the period:
Prior service credit (cost)	19	(7)	12	10	(4)	6
Reclassification to net income:
Net experience loss	1	—	1	3	—	3
Prior service cost	2	(1)	1	8	(3)	5
Other comprehensive income (loss)	$(67)	$(21)	$(88)	$(70)	$(10)	$(80)
Comprehensive income			$137			$846

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) for the quarter and year-to-date periods ended October 3, 2015 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended October 3, 2015	Year-to-date period ended October 3, 2015
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$(11)	$(27)	COGS
Foreign currency exchange contracts	—	2	SGA
Interest rate contracts	1	2	Interest expense
Commodity contracts	3	9	COGS
	$(7)	$(14)	Total before tax
	1	1	Tax (expense) benefit
	$(6)	$(13)	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$3	See Note 8 for further details
Prior service cost	2	7	See Note 8 for further details
	$3	$10	Total before tax
	—	(2)	Tax (expense) benefit
	$3	$8	Net of tax
Total reclassifications	$(3)	$(5)	Net of tax

Reclassifications out of AOCI for the quarter and year-to-date periods ended September 27, 2014 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended September 27, 2014	Year-to-date period ended September 27, 2014
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$—	$(2)	COGS
Foreign currency exchange contracts	(2)	(5)	SGA
Interest rate contracts	—	(9)	Interest expense
Commodity contracts	2	5	COGS
	$—	$(11)	Total before tax
	—	3	Tax (expense) benefit
	$—	$(8)	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$3	See Note 8 for further details
Prior service cost	2	8	See Note 8 for further details
	$3	$11	Total before tax
	(1)	(3)	Tax (expense) benefit
	$2	$8	Net of tax
Total reclassifications	$2	$—	Net of tax

Accumulated other comprehensive income (loss) as of October 3, 2015 and January 3, 2015 consisted of the following:

(millions)	October 3, 2015	January 3, 2015
Foreign currency translation adjustments	$(1,272)	$(1,119)
Cash flow hedges — unrealized net gain (loss)	(29)	(24)
Postretirement and postemployment benefits:
Net experience loss	(15)	(18)
Prior service cost	(6)	(52)
Total accumulated other comprehensive income (loss)	$(1,322)	$(1,213)
Noncontrolling interests
In December 2012, the Company entered into a series of agreements with a third party including a subordinated loan (VIE Loan) of $44 million which was convertible into approximately 85% of the equity of the entity (VIE). Due to this convertible subordinated loan and other agreements, the Company determined that the entity was a variable interest entity, the Company was the primary beneficiary and the Company consolidated the financial statements of the VIE in the U.S. Snacks operating segment. During 2015, the 2012 Agreements were terminated and the VIE Loan, including related accrued interest and other receivables, were settled, resulting in charge of $19 million which was recorded as Other income (expense) in the year-to-date period ended October 3, 2015.  Upon termination of the 2012 Agreements, the Company was no longer considered the primary beneficiary of the VIE, the VIE was deconsolidated, and the Company derecognized all assets and liabilities of the VIE, including an allocation of a portion of goodwill from the U.S. Snacks operating segment, resulting in a $67 million non-cash gain, which was recorded within SGA expense for the year-to-date period ended October 3, 2015.

Note 6 Debt
The following table presents the components of notes payable at October 3, 2015 and January 3, 2015:

	October 3, 2015		January 3, 2015
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$1,213	0.41%	$681	0.36%
Europe commercial paper	78	0.02%	96	0.09%
Bank borrowings	72		51
Total	$1,363		$828
In the third quarter of 2015, the Company entered into interest rate swaps with notional amounts totaling $458 million , which were designated as fair value hedges for (a) $300 million of its 4.15% U.S. Dollar Notes due 2019 and (b) $158 million of its 3.125% U.S. Dollar Notes due 2022.
In the third quarter of 2015, the Company terminated all of its interest rate swaps with notional amounts totaling $2.8 billion which were designated as fair value hedges for (a) $400 million of its 1.75% fixed rate U.S. Dollar Notes due 2017, (b) $400 million of it 3.25% U.S. Dollar Notes due 2018, (c) $800 million of its 4.15% U.S. Dollar Notes due 2019, (d) $700 million of its 4.00% U.S. Dollar Notes due 2020 and (e) $516 million of its 3.125% U.S. Dollar Notes due 2022 (collectively, the Notes). While the interest rate swaps were in place, they effectively converted the interest rate on the Notes from fixed to variable. The gain upon termination of $25 million will be amortized to interest expense over the remaining term of the Notes.
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
In March 2015, the Company issued €600 million (approximately $673 million USD at October 3, 2015, which reflects the discount and translation adjustments) of ten-year 1.25% Euro Notes due 2025, using the proceeds from these Notes for general corporate purposes, including the repayment of a portion of its commercial paper borrowings. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued.
In the first quarter of 2015, the Company entered into interest rate swaps with notional amounts totaling $558 million, which were designated as fair value hedges for (a) $300 million of its 4.15% fixed rate U.S. Dollar Notes due 2019, (b) $200 million of its 4.0% fixed rate U.S. Dollar Notes due 2020 and (c) $58 million of its 3.125% fixed rate U.S. Dollar Notes due 2022.
In the first quarter of 2015, the Company terminated interest rate swaps with notional amounts totaling $1.5 billion, which were designated as fair value hedges for (a) $800 million of its 4.15% fixed rate U.S. Dollar Notes due 2019, (b) $500 million of its 4.0% fixed rate U.S. Dollar Notes due 2020 and (c) $216 million of its 3.125% fixed rate U.S. Dollar Notes due 2022 (collectively, the Notes). While the interest rate swaps were in place they effectively converted the interest rate on the Notes from fixed to variable and the gain upon termination of $26 million will be amortized to interest expense over the remaining term of the Notes.
The effective interest rates on debt obligations resulting from the Company’s previous interest rate swaps as of October 3, 2015 were as follows: (a) seven-year 4.45% U.S. Dollar Notes due 2016 – 3.84%; (b) five-year 1.875% U.S. Dollar Notes due 2016 – 1.58%; (c) five-year 1.75% U.S. Dollar Notes due 2017 –  1.71%; (d) seven-year 3.25% U.S. Dollar Notes due 2018 – 2.52%; (e) ten-year 4.15% U.S. Dollar Notes due 2019 – 3.52%; (f) ten-year 4.00% U.S. Dollar Notes due 2020 – 2.98%; (g) ten-year 3.125% U.S. Dollar Notes due 2022 – 2.69%.
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
The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

	Quarter ended		Year-to-date period ended
(millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Pre-tax compensation expense	$12	$3	$37	$31
Related income tax benefit	$4	$1	$13	$11
As of October 3, 2015, total stock-based compensation cost related to non-vested awards not yet recognized was $72 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Stock options
During the year-to-date periods ended October 3, 2015 and September 27, 2014, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2014 Annual Report on Form 10-K.

Year-to-date period ended October 3, 2015:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	21	$56
Granted	3	64
Exercised	(4)	53
Forfeitures and expirations	—	—
Outstanding, end of period	20	$58	7.1	$192
Exercisable, end of period	12	$55	6.0	$145
Year-to-date period ended September 27, 2014:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	20	$54
Granted	6	60
Exercised	(3)	50
Forfeitures and expirations	(1)	58
Outstanding, end of period	22	$56	7.3	$132
Exercisable, end of period	11	$52	5.8	$102

The weighted-average fair value of options granted was $7.20 per share and $6.70 per share for the year-to-date periods ended October 3, 2015 and September 27, 2014, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended October 3, 2015:	16%	6.9	1.98%	3.00%
Grants within the year-to-date period ended September 27, 2014:	15%	7.3	2.35%	3.00%
The total intrinsic value of options exercised was $50 million and $44 million for the year-to-date periods ended October 3, 2015 and September 27, 2014, respectively.
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
A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of CCF achievement. Compensation cost related to CCF performance is revised for changes in the expected outcome. The 2015 target grant currently corresponds to approximately 175,000 shares, with a grant-date fair value of $58 per share.

Based on the market price of the Company’s common stock at October 3, 2015, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	October 3, 2015
2013 Award	$25
2014 Award	$29
2015 Award	$24
The 2012 performance share award, payable in stock, was settled at 35% of target in February 2015 for a total dollar equivalent of $3 million.
Other stock-based awards
During the year-to-date period ended October 3, 2015, the Company granted restricted stock units and a nominal number of restricted stock awards to eligible employees as presented in the following table. Terms of these grants and the Company’s method of determining grant-date fair value were consistent with that described within the stock compensation footnote in the Company’s 2014 Annual Report on Form 10-K.
Year-to-date period ended October 3, 2015:

Employee restricted stock and restricted stock units	Shares(thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	346	$54
Granted	587	59
Vested	(90)	50
Forfeited	(28)	57
Non-vested, end of period	815	$57
Grants of restricted stock and restricted stock units for the comparable period ended September 27, 2014 were 71,000.
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
Pension

	Quarter ended		Year-to-date period ended
(millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service cost	$28	$27	$84	$80
Interest cost	50	56	156	169
Expected return on plan assets	(100)	(104)	(300)	(313)
Amortization of unrecognized prior service cost	4	3	10	10
Total pension (income) expense	$(18)	$(18)	$(50)	$(54)

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service cost	$7	$7	$24	$21
Interest cost	11	13	36	40
Expected return on plan assets	(25)	(24)	(75)	(73)
Amortization of unrecognized prior service cost (credit)	(2)	(1)	(3)	(2)
Recognized net loss	—	7	—	7
Curtailment gain	—	(12)	—	(12)
Total postretirement benefit (income) expense	$(9)	$(10)	$(18)	$(19)
Postemployment

	Quarter ended		Year-to-date period ended
(millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service cost	$2	$2	$5	$6
Interest cost	1	1	3	3
Recognized net loss	1	1	3	3
Total postemployment benefit expense	$4	$4	$11	$12
Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
October 3, 2015	$1	$3	$4
September 27, 2014	$5	$2	$7
Year-to-date period ended:
October 3, 2015	$11	$10	$21
September 27, 2014	$34	$10	$44
Full year:
Fiscal year 2015 (projected)	$39	$16	$55
Fiscal year 2014 (actual)	$37	$16	$53
During the quarter ended October 3, 2015, the Company amended a U.S. postretirement health plan as well as a U.S. pension plan. As a result of the U.S. postretirement health plan amendment, a prior service credit of $84 million ($53 million, net of tax) was recognized in other comprehensive income with an offsetting reduction in the accumulated postretirement benefit obligation. The U.S. pension plan amendment increased the Company's pension benefit obligation with an offsetting increase in prior service costs in other comprehensive income of $17 million ($11 million, net of tax).
Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 9 Income taxes
The consolidated effective tax rate for the quarter ended October 3, 2015 was 24% as compared to the prior year’s rate of 28%. The consolidated effective tax rates for the year-to-date periods ended October 3, 2015 and September 27, 2014 were 26% and 29%, respectively. The effective tax rate for 2015 benefited from a reduction in tax related to current year remitted and unremitted earnings and the completion of certain tax examinations.

As of October 3, 2015, the Company classified $17 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $7 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended October 3, 2015; $51 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
January 3, 2015	$78
Tax positions related to current year:
Additions	5
Reductions	—
Tax positions related to prior years:
Additions	3
Reductions	(10)
Settlements	(2)
October 3, 2015	$74
For the quarter ended October 3, 2015, the Company recognized a decrease of $1 million for tax-related interest and penalties. For the year-to-date period ended October 3, 2015, the Company recognized a $1 million reduction in tax-related interest and penalties. The Company recognized no cash settlements during the current quarter or year-to-date periods. The accrual balance was $19 million at October 3, 2015.
Note 10 Derivative instruments and fair value measurements
The Company is exposed to certain market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices, which exist as a part of its ongoing business operations. Management uses derivative financial and commodity instruments, including futures, options, and swaps, where appropriate, to manage these risks. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged.
The Company designates derivatives as cash flow hedges, fair value hedges, net investment hedges, and uses other contracts to reduce volatility in interest rates, foreign currency and commodities. As a matter of policy, the Company does not engage in trading or speculative hedging transactions.
Total notional amounts of the Company’s derivative instruments as of October 3, 2015 and January 3, 2015 were as follows:

(millions)	October 3, 2015	January 3, 2015
Foreign currency exchange contracts	$1,086	$764
Interest rate contracts	—	2,958
Commodity contracts	571	492
Total	$1,657	$4,214
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at October 3, 2015 and January 3, 2015, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of October 3, 2015 or January 3, 2015.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of October 3, 2015 and January 3, 2015:
Derivatives designated as hedging instruments

	October 3, 2015			January 3, 2015
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$33	$33	$—	$29	$29
Interest rate contracts:
Other assets (a)	—	—	—	—	7	7
Total assets	$—	$33	$33	$—	$36	$36
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(18)	$(18)	$—	$(6)	$(6)
Interest rate contracts:
Other current liabilities	—	—	—	—	(3)	(3)
Other liabilities (a)	—	—	—	—	(16)	(16)
Commodity contracts:
Other current liabilities	—	(14)	(14)	—	(12)	(12)
Other liabilities	—	(3)	(3)	—	(11)	(11)
Total liabilities	$—	$(35)	$(35)	$—	$(48)	$(48)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.5 billion as of January 3, 2015.

Derivatives not designated as hedging instruments

	October 3, 2015			January 3, 2015
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$4	$4	$—	$—	$—
Other assets	—	1	1	—	—	—
Commodity contracts:
Other prepaid assets	6	—	6	7	—	7
Total assets	$6	$5	$11	$7	$—	$7
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(5)	$(5)	$—	$—	$—
Commodity contracts:
Other current liabilities	(30)	—	(30)	$(36)	$—	$(36)
Other liabilities	—	—	—	(4)	—	(4)
Total liabilities	$(30)	$(5)	$(35)	$(40)	$—	$(40)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $1.2 billion and $600 million as of October 3, 2015 and January 3, 2015, respectively.
The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of October 3, 2015 and January 3, 2015 would be adjusted as detailed in the following table:

As of October 3, 2015:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$44	$(22)	$—	$22
Total liability derivatives	$(70)	$22	$48	$—

As of January 3, 2015:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$43	$(29)	$—	$14
Total liability derivatives	$(88)	$29	$50	$(9)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended October 3, 2015 and September 27, 2014 was as follows:
Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		October 3, 2015	September 27, 2014
Foreign currency exchange contracts	Other income (expense), net	$—	$1
Interest rate contracts	Interest expense	6	4
Total		$6	$5

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	October 3, 2015	September 27, 2014		October 3, 2015	September 27, 2014		October 3, 2015	September 27, 2014
Foreign currency exchange contracts	$9	$16	COGS	$11	$—	Other income (expense), net	$—	$(1)
Foreign currency exchange contracts	—	3	SGA expense	—	2	Other income (expense), net	—	—
Interest rate contracts	—	(20)	Interest expense	(1)	—	N/A	—	—
Commodity contracts	(2)	(1)	COGS	(3)	(2)	Other income (expense), net	—	—
Total	$7	$(2)		$7	$—		$—	$(1)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	October 3, 2015	September 27, 2014
Foreign currency denominated long-term debt	$(13)	$42
Total	$(13)	$42
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 3, 2015	September 27, 2014
Foreign currency exchange contracts	COGS	$5	$—
Foreign currency exchange contracts	Other income (expense), net	(3)	1
Commodity contracts	COGS	(47)	(61)
Commodity contracts	SGA	(2)	—
Total		$(47)	$(60)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended October 3, 2015 and September 27, 2014 was as follows:
Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		October 3, 2015	September 27, 2014
Foreign currency exchange contracts	Other income (expense), net	$(4)	$3
Interest rate contracts	Interest expense	13	13
Total		$9	$16

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	October 3, 2015	September 27, 2014		October 3, 2015	September 27, 2014		October 3, 2015	September 27, 2014
Foreign currency exchange contracts	$28	$13	COGS	$27	$2	Other income (expense), net	$(2)	$(3)
Foreign currency exchange contracts	(6)	4	SGA expense	(2)	5	Other income (expense), net	—	—
Interest rate contracts	(9)	(43)	Interest expense	(2)	9	N/A	—	—
Commodity contracts	(2)	—	COGS	(9)	(5)	Other income (expense), net	—	—
Total	$11	$(26)		$14	$11		$(2)	$(3)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	October 3, 2015	September 27, 2014
Foreign currency denominated long-term debt	$30	$47
Total	$30	$47
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 3, 2015	September 27, 2014
Foreign currency exchange contracts	COGS	$6	$—
Foreign currency exchange contracts	Other income (expense), net	4	(1)
Interest rate contracts	Interest expense	—	(4)
Commodity contracts	COGS	(45)	(66)
Commodity contracts	SGA	(1)	—
Total		$(36)	$(71)

During the next 12 months, the Company expects $1 million of net deferred losses reported in AOCI at October 3, 2015 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on October 3, 2015 was $17 million. If the credit-risk-related contingent features were triggered as of October 3, 2015, the Company would be required to post collateral of $17 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of October 3, 2015 triggered by credit-risk-related contingent features.
Other fair value measurements
2015 fair value measurements on a nonrecurring basis
As part of Project K, the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. See Note 4 for more information regarding Project K.
During the year-to-date period ended October 3, 2015, long-lived assets of $31 million related to a manufacturing facility in the Company's North America Other reportable segment, were written down to an estimated fair value of $13 million due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
During the year-to-date period ended October 3, 2015, the Company moved from the CENCOEX foreign currency official exchange rate to the SIMADI foreign currency exchange rate for purposes of remeasuring the financial statements of its Venezuelan subsidiary. In connection with this change in foreign currency exchange rates, the Company also evaluated the carrying value of the long lived assets related to its Venezuelan subsidiary. See Note 12 for more information regarding Venezuela. During the year-to-date period ended October 3, 2015, long-lived assets with a carrying value of $51 million were written down to an estimated fair value of $2 million. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
2014 fair value measurements on a nonrecurring basis
During the year-to-date period ended September 27, 2014 long-lived assets of $24 million, related to a manufacturing facility in the Company's U.S. Snacks reportable segment, were written down to an estimated fair value of $3 million due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at October 3, 2015:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$756	$756
Long-term debt	6,273	5,830
Total	$7,029	$6,586
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of October 3, 2015, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of October 3, 2015, the Company had no collateral posting requirements related to reciprocal collateralization agreements. As of October 3, 2015 the Company posted $48 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 26% of consolidated trade receivables at October 3, 2015.
Note 11 Contingencies
In connection with the Company’s previous labor negotiations with the union representing the work-force at its Memphis, TN cereal production facility, the National Labor Relations Board (NLRB) filed a complaint alleging unfair labor practices under the National Labor Relations Act in March 2014. In July 2014, a U.S. District Court judge ruled that the Memphis employees were entitled to return to work while the underlying litigation continues and employees have subsequently returned to work. In August 2014, an NLRB Administrative Law Judge dismissed the complaint that initiated the underlying litigation. In May 2015, the NLRB reversed the decision of the Administrative Law Judge in favor of the union. The Company is appealing this decision and the case continues. This litigation is not expected to have a material effect on the production or distribution of products from the Memphis, TN facility or a material financial impact on the Company. As of October 3, 2015, the Company has not recorded a liability related to this matter as an adverse outcome is not considered probable. The Company will continue to evaluate the likelihood of potential outcomes for this case as the litigation continues.
Note 12 Venezuela
Venezuela is considered a highly inflationary economy. As such, the functional currency for the Company's operations in Venezuela is the U.S. dollar, which in turn, requires bolivar denominated monetary assets and liabilities to be remeasured into U.S. dollars using an exchange rate at which such balances could be settled as of the balance sheet date. In addition, revenues and expenses are recorded in U.S. dollars at an appropriate rate on the date of the transaction. Gains and losses resulting from the remeasurement of the bolivar denominated monetary assets and liabilities are recorded in earnings. From February 2013 through July 4, 2015, the Company used the CADIVI, now CENCOEX, official rate, which was 6.3 bolivars to the U.S. dollar, to remeasure its Venezuelan subsidiary’s financial statements to U.S. dollars. The CENCOEX official rate is presently restricted toward goods and services for industry sectors considered essential, which are primarily food, medicines and a few others and is 6.3 bolivars to the U.S. dollar at October 3, 2015.
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
As of October 3, 2015, the published SICAD and SIMADI rates offered were 13.5 and 199.2 bolivars to the U.S. dollar, respectively.
The Company continues to manufacture and sell products in Venezuela as well as import raw materials, packaging and machinery, where the Company has a history of successfully exchanging bolivars for U.S. dollars to pay certain vendors as required under the terms of the related purchasing arrangements. While the Company continues to qualify for participation in CENCOEX at the official rate, there has been a continued reduction in the level of U.S. dollars available to exchange, in part due to recent declines in the price of oil and the overall decline of the macroeconomic environment within the country. During 2015, the Company has experienced an increase in the amount of time it takes to exchange bolivars for U.S. dollars through the CENCOEX exchange. Given this economic backdrop, and upon review of U.S. dollar cash needs in the Company's Venezuela operations as of the quarter ended July 4, 2015, the Company concluded that it is no longer able to obtain sufficient U.S. dollars on a timely basis through the CENCOEX exchange to support its Venezuela operations resulting in a decision to remeasure our Venezuela subsidiary's financial statements using the SIMADI rate. The Company has evaluated all of the facts and circumstances surrounding its Venezuelan business and determined that as of October 3, 2015, the SIMADI rate continues to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements.
In connection with the change in rates on July 4, 2015, the Company evaluated the carrying value of its non-monetary assets for impairment and lower of cost or market adjustments. As a result of moving from the CENCOEX official rate to the SIMADI rate, the Company recorded pre-tax charges totaling $152 million in the quarter ended July 4, 2015. Of the total charges, $100 million was recorded in COGS, $3 million was recorded in SGA, and $49 million was recorded in Other income (expense), net. These charges consist of $47 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar at the SIMADI exchange rate (recorded in Other income (expense), net), $56 million related to reducing inventory to the lower of cost or market (recorded in COGS) and $49 million related to the impairment of long-lived assets in Venezuela (recorded primarily in COGS).
For the year-to-date period ended October 3, 2015, Venezuela represented approximately 2% of total net sales as the CENCOEX official rate was used to remeasure the Venezuelan subsidiary’s income statement through July 4, 2015. As of October 3, 2015, the Company’s net monetary assets denominated in the Venezuelan bolivar were immaterial after applying the SIMADI exchange rate. As of January 3, 2015 the Company’s net monetary assets denominated in the Venezuelan bolivar were approximately $100 million using the CENCOEX official rate.
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

Note 13 Reportable segments
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

	Quarter ended		Year-to-date period ended
(millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales
U.S. Morning Foods	$762	$782	$2,280	$2,340
U.S. Snacks	795	807	2,484	2,522
U.S. Specialty	281	270	912	918
North America Other	426	470	1,298	1,416
Europe	628	720	1,885	2,192
Latin America	202	320	825	918
Asia Pacific	235	270	699	760
Consolidated	$3,329	$3,639	$10,383	$11,066
Operating profit
U.S. Morning Foods	$110	$115	$368	$378
U.S. Snacks (a)	62	59	302	269
U.S. Specialty	63	59	200	209
North America Other	44	69	140	226
Europe	73	59	191	174
Latin America (b)	7	50	2	145
Asia Pacific	14	18	36	39
Total Reportable Segments	373	429	1,239	1,440
Corporate (c)	(39)	(64)	(109)	6
Consolidated	$334	$365	$1,130	$1,446

(a)	Includes a non-cash gain of $67 million associated with the deconsolidation of a VIE during the year-to-date period ended October 3, 2015. No related activity in the third quarter of 2015.

(b)
Includes non-cash losses totaling $13 million and $115 million, associated with the remeasurement of the financial statements of the Company's Venezuela subsidiary during the quarter and year-to-date periods ended October 3, 2015, respectively.

(c)
Includes mark-to-market adjustments for pension plans, commodity and foreign currency contracts totaling $(27) million and ($66) million for the quarters ended October 3, 2015 and September 27, 2014, respectively. Includes mark-to-market adjustments for pension plans, commodity and foreign currency contracts totaling ($59) million and $38 million for the year-to-date periods ended October 3, 2015 and September 27, 2014, respectively.

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
Segments and growth targets
During Q1 2015, we established a new Kashi operating segment in order to optimize future growth potential of this business. This operating segment is included in the North America Other reportable segment. Including this new operating segment, we manage our operations through nine operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. We report results of operations in the following reportable segments: U.S. Morning Foods; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. The reportable segments are discussed in greater detail in Note 13 within Notes to Consolidated Financial Statements.
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
Significant items impacting comparability

Project K
During 2013, we announced Project K, a four-year efficiency and effectiveness program. The program is expected to generate a significant amount of savings that may be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow. We recorded pre-tax charges related to this program of $85 million and $243 million for the quarter and year-to-date periods ended October 3, 2015, respectively. We also recorded charges of $92 million and $224 million for the quarter and year-to-date periods ended September 27, 2014, respectively. See the Restructuring and cost reduction activities section for more information.

Acquisitions and dispositions
In September 2015, we announced a joint venture with Tolaram Africa to develop snacks and breakfast foods for the West African market. In addition, Kellogg acquired 50 percent of Multipro, a premier sales and distribution company in Nigeria and Ghana as well as the right to acquire a stake in Tolaram Africa Foods (which owns 49 percent of Dufil Prima) in the future. Dufil Prima manufactures and markets several leading food brands, including Indomie noodles, which are often consumed at breakfast, as well as Minimie snacks, Power oil and Power pasta.

In September 2015, we completed the acquisition of Mass Foods, Egypt's leading cereal company for $46 million, or $44 million net of cash and cash equivalents acquired. The impact of the acquisition was not material to net sales or operating profit reported in the European reportable segment for the quarter and year-to-date periods ended October 3, 2015.

In January 2015, we completed the acquisition of a majority interest in Bisco Misr, the number one packaged biscuits company in Egypt for $125 million, or $117 million net of cash and cash equivalents acquired. The acquisition added $16 million and $39 million in incremental net sales to our reported results in the European reportable segment for the quarter and year-to-date periods ended October 3, 2015, respectively. The acquisition added $2 million and $4 million of incremental operating profit to our reported results for the quarter and year-to-date periods ended October 3, 2015, respectively.

During the quarter ended September 27, 2014, we entered into an agreement to sell our vegan and vegetarian canned-meat substitute business unit under the Loma Linda brand to Atlantic Natural Foods (ANF), LLC of Nashville, N.C. The disposition negatively impacted reported net sales in the U.S. Specialty reportable segment by approximately $4 million and $9 million for the quarter and year-to-date periods ended October 3, 2015, respectively.

Integration and transaction costs
We have incurred integration costs related to the integration of the 2015 acquisition of Bisco Misr and the 2012 acquisition of Pringles as we move these businesses into the Kellogg business model. In addition, we have incurred transaction costs for the September 2015 acquisition of Mass Foods and the September 2015 entry into a joint venture with Tolaram Africa. We recorded pre-tax integration and transaction costs of $8 million and $22 million for the quarter and year-to-date periods ended October 3, 2015, respectively. We recorded pre-tax integration charges of $8 million and $25 million for the quarter and year-to-date periods ended September 27, 2014, respectively.

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded pre-tax mark-to-market charges of $27 million and $59 million for the quarter and year-to-date periods ended October 3, 2015, respectively. We recorded a pre-tax mark-to-market charge of $66 million and a pre-tax mark-to-market benefit of $38 million for the quarter and year-to-date periods ended September 27, 2014, respectively.

VIE deconsolidation
During the quarter ended July 4, 2015, a series of previously executed agreements between Kellogg's and a third party variable interest entity (VIE) were terminated resulting in our determination that we are no longer the primary beneficiary of the VIE.  Accordingly, we deconsolidated the financial statements of the VIE as of the end of the quarter.  As a result of the agreement terminations and related settlements, we recognized a loss of $19 million in Other income (expense), net for the year-to-date period ended October 3, 2015.
In connection with the deconsolidation that occurred during the quarter ended July 4, 2015, we derecognized all assets and liabilities of the VIE, including an allocation of a portion of goodwill from the U.S. Snacks operating segment, resulting in a $67 million non-cash gain, which was recorded within operating profit.

Venezuela remeasurement and long-lived asset impairment
While we continue to qualify for participation in CENCOEX at the official rate, there has been a continued reduction in the level of U.S. dollars available to exchange, in part due to recent declines in the price of oil and the overall decline of the macroeconomic environment within the country. We have experienced an increase in the amount of time it takes to exchange bolivars for U.S. dollars through the CENCOEX exchange during the year. Given this economic backdrop, and upon review of U.S. dollar cash needs in our Venezuela operations as of the quarter ended July 4, 2015, we concluded that we were no longer able to obtain sufficient U.S. dollars on a timely basis through the CENCOEX exchange to support our Venezuela operations resulting in a decision to remeasure our Venezuela subsidiary's financial statements using the SIMADI rate. We have evaluated all of the facts and circumstances surrounding our Venezuelan business and determined that as of October 3, 2015 the SIMADI rate continues to be the appropriate rate to use for remeasuring our Venezuelan subsidiary’s financial statements.

In connection with the change from the CENCOEX rate to the SIMADI rate that occurred in the quarter ended July 4, 2015, we evaluated the carrying value of our non-monetary assets for impairment and lower of cost or market adjustments. As a result of moving from the CENCOEX official rate to the SIMADI rate, we recorded pre-tax charges totaling $152 million in the quarter ended July 4, 2015, including $112 million in the Latin America operating segment and $40 million in the Corporate operating segment. Of the total charges, $100 million was recorded in COGS, $3 million was recorded in SGA, and $49 million was recorded in Other income (expense), net. These charges consist of $47 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar at the SIMADI exchange rate (recorded in Other income (expense), net), $56 million related to reducing inventory to the lower of cost or market (recorded in COGS) and $49 million related to the impairment of long-lived assets in Venezuela (recorded primarily in COGS).

As expected, during the quarter ended October 3, 2015, our Venezuelan subsidiary utilized assets that continued to be remeasured at historical exchange rates. This resulted in an additional unfavorable impact of $13 million in the Latin America operating segment, including an impact to COGS of $10 million and SGA of $3 million.

As of October 3, 2015, certain non-monetary assets related to our Venezuelan subsidiary continue to be remeasured at historical exchange rates.  As these assets are utilized by our Venezuelan subsidiary during the remainder of 2015 they will be recognized in the income statement at historical exchange rates resulting in an unfavorable impact of approximately $8 million during the remainder of 2015. Including this impact, the total impact of moving from the CENCOEX official rate to the SIMADI rate is anticipated to be $173 million on a pre-tax basis, or approximately $.43 on a fully-diluted EPS basis for 2015.

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
Non-GAAP Measures
Comparability of certain financial measures is affected significantly by several types of financial impacts such as foreign currency translation, integration and transaction costs, mark-to-market adjustments for pension plans, commodities and certain foreign currency contracts, Project K costs, costs associated with the Venezuela remeasurement and long-lived asset impairment, costs associated with the VIE deconsolidation, differences in shipping days, acquisitions, dispositions, and other costs impacting comparability. To provide increased transparency and assist in understanding our comparable operating performance, we use non-GAAP financial measures within MD&A that exclude these financial impacts.
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
Financial results
For the quarter ended October 3, 2015, our reported net sales declined by 8.5% due to the effect of currency devaluation. Currency-neutral comparable net sales improved by 1.0%. We experienced currency-neutral comparable net sales growth in Latin America, Asia-Pacific, U. S. Specialty and the Canadian business which is included in the North America Other reportable segment. Reported operating profit decreased by 8.7%, driven primarily by foreign currency translation and the resetting of incentive compensation levels. Currency-neutral comparable operating profit declined by 2.3% due to the resetting of incentive compensation levels which was partially offset by sales growth and slightly lower brand-building investment.

Reported diluted EPS of $.58 for the quarter was down 6.5% compared to the prior year of $.62. Reported diluted EPS for the quarter was impacted negatively by Project K costs ($.18), foreign currency translation ($.11), mark-to-market accounting ($.04), the remeasurement of the Venezuelan business to the SIMADI rate ($.04), and integration costs ($.02), and was impacted positively by acquisitions ($.01). Currency-neutral comparable diluted EPS of $.96 increased by 2.1% compared to prior year of $.94, in line with our expectations.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Reported net sales	$3,329	$3,639	$10,383	$11,066
Project K	(2)	—	(4)	—
Integration and transaction costs	(1)	—	(1)	—
Acquisitions/divestitures	16	4	39	9
Differences in shipping days	—	—	(3)	—
Comparable net sales	$3,316	$3,635	$10,352	$11,057
Foreign currency impact	(355)	—	(733)	—
Currency neutral comparable net sales	$3,671	$3,635	$11,085	$11,057
Reported operating profit	$334	$365	$1,130	$1,446
Mark-to-market	(27)	(66)	(59)	38
Project K	(85)	(92)	(243)	(224)
VIE deconsolidation	—	—	67	—
Integration and transaction costs	(8)	(8)	(22)	(25)
Acquisitions/divestitures	2	—	4	—
Venezuela remeasurement	(13)	—	(116)	—
Comparable operating profit	$465	$531	$1,499	$1,657
Foreign currency impact	(53)	—	(96)	—
Currency neutral comparable operating profit	$518	$531	$1,595	$1,657
Reported income taxes	$66	$86	$227	$373
Mark-to-market	(10)	(25)	(18)	7
Project K	(22)	(24)	(69)	(62)
VIE deconsolidation	—	—	(2)	—
Integration and transaction costs	(2)	(1)	(5)	(6)
Acquisitions/divestitures	(2)	—	(1)	—
Venezuela remeasurement	—	—	(20)	—
Comparable income taxes	$102	$136	$342	$434
Foreign currency impact	(10)	—	(14)	—
Currency neutral comparable income taxes	$112	$136	$356	$434
Reported effective income tax rate	24.2%	27.7%	25.7%	28.6%
Mark-to-market	(1.1)	(1.3)	(0.3)	(0.3)
Project K	(0.2)	0.5	(0.5)	0.2
VIE deconsolidation	—	—	(1.2)	—
Integration and transaction costs	0.1	—	0.1	—
Acquisitions/divestitures	(0.6)	—	(0.2)	—
Venezuela remeasurement	0.8	—	2.0	—
Comparable effective income tax rate	25.2%	28.5%	25.8%	28.7%
Foreign currency impact	0.6	—	0.7	—
Currency neutral comparable effective income tax rate	24.6%	28.5%	25.1%	28.7%
Reported net income attributable to Kellogg Company	$205	$224	$655	$925
Mark-to-market	(17)	(42)	(41)	30
Project K	(63)	(68)	(174)	(162)
VIE deconsolidation	—	—	50	—
Integration and transaction costs	(6)	(6)	(17)	(18)
Acquisitions/divestitures	3	—	4	—
Venezuela remeasurement	(13)	—	(145)	—
Comparable net income attributable to Kellogg Company	$301	$340	$978	$1,075
Foreign currency impact	(43)	—	(80)	—
Currency neutral comparable net income attributable to Kellogg Company	$344	$340	$1,058	$1,075
Reported diluted EPS	$0.58	$0.62	$1.84	$2.56
Mark-to-market	(0.04)	(0.11)	(0.11)	0.08
Project K	(0.18)	(0.19)	(0.49)	(0.45)
VIE deconsolidation	—	—	0.14	—
Integration and transaction costs	(0.02)	(0.02)	(0.05)	(0.05)
Acquisitions/divestitures	0.01	—	0.01	—
Venezuela remeasurement	(0.04)	—	(0.41)	—
Comparable diluted EPS	$0.85	$0.94	$2.75	$2.98
Foreign currency impact	(0.11)	—	(0.22)	—
Currency neutral comparable diluted EPS	$0.96	$0.94	$2.97	$2.98
Currency neutral comparable diluted EPS growth	2.1%	(2.1)%	(0.3)%	(2.6)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2015 versus 2014:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2015 net sales	$762	$795	$281	$426	$628	$202	$235	$—	$3,329
2014 net sales	$782	$807	$270	$470	$720	$320	$270	$—	$3,639
% change - 2015 vs. 2014:
As Reported	(2.6)%	(1.5)%	4.6%	(9.4)%	(12.8)%	(37.1)%	(13.2)%	—%	(8.5)%
Project K	—%	—%	—%	0.1%	(0.3)%	—%	—%	—%	—%
Integration and transaction costs	—%	—%	—%	—%	—%	—%	(0.4)%	—%	—%
Acquisitions/divestitures	—%	—%	(1.6)%	—%	2.3%	—%	—%	—%	0.3%
Comparable	(2.6)%	(1.5)%	6.2%	(9.5)%	(14.8)%	(37.1)%	(12.8)%	—%	(8.8)%
Foreign currency impact	—%	—%	—%	(6.1)%	(12.7)%	(61.0)%	(15.0)%	—%	(9.8)%
Currency neutral comparable	(2.6)%	(1.5)%	6.2%	(3.4)%	(2.1)%	23.9%	2.2%	—%	1.0%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2015 operating profit	$110	$62	$63	$44	$73	$7	$14	$(39)	$334
2014 operating profit	$115	$59	$59	$69	$59	$50	$18	$(64)	$365
% change - 2015 vs. 2014:
As Reported	(4.8)%	4.3%	5.6%	(34.8)%	22.4%	(85.0)%	(29.5)%	41.1%	(8.7)%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	9,053.6%	7.4%
Project K	(12.0)%	19.3%	(0.9)%	(13.1)%	18.9%	(0.3)%	15.6%	(8,936.0)%	(1.6)%
VIE deconsolidation	—%	—%	—%	—%	—%	—%	—%	—%	—%
Integration and transaction costs	—%	—%	—%	—%	6.4%	(1.2)%	(12.5)%	(5.9)%	—%
Acquisitions/divestitures	—%	—%	0.1%	—%	2.2%	—%	—%	—%	0.3%
Venezuela remeasurement	—%	—%	—%	—%	—%	(26.7)%	—%	—%	(2.5)%
Comparable	7.2%	(15.0)%	6.4%	(21.7)%	(5.1)%	(56.8)%	(32.6)%	(70.6)%	(12.3)%
Foreign currency impact	0.3%	—%	—%	(8.1)%	(8.5)%	(71.9)%	(12.6)%	2.3%	(10.0)%
Currency neutral comparable	6.9%	(15.0)%	6.4%	(13.6)%	3.4%	15.1%	(20.0)%	(72.9)%	(2.3)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
U.S. Morning Foods
Currency-neutral comparable net sales declined 2.6% as a result of unfavorable volume and pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages.
The cereal category, which continued to reflect improving trends, was down slightly in the quarter. Our six core cereals in combination (Special K®, Raisin Bran®, Frosted Flakes®, Mini-Wheats® , Froot Loops®, and Rice Krispies®) gained share and increased consumption in the quarter. In addition, our second-half innovation did well, including Pumpkin Spice Mini-Wheats®. Overall Mini-Wheats® did well as core Bite-Sized posted growth in both base and incremental sales. Special K® continued to benefit from activity that began in the second quarter, posting increased sales and share gains again in the quarter, just as it did last quarter. Our adult cereals in total, which have been an area of softness, returned to growth in the quarter including double digit growth for Raisin Bran® due to great advertising and the popular Cranberry innovation.

Toaster pastries reported sales growth for the quarter as a result of improved commercial activities. Health and wellness bars and beverages each reported a sales decline for the quarter.
Currency-neutral comparable operating profit increased 6.9% due to favorable brand-building investment and improved gross margins which included Project K savings. This was partially offset by the unfavorable sales performance and resetting of incentive compensation levels.

U.S. Snacks
Currency-neutral comparable net sales declined 1.5% as a result of decreased volume which was partially offset by improved pricing/mix. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks.
Crackers posted flat sales, an improving trend, as a result of the strength of innovations launched near the end of the prior quarter including Cheez-It® Extra Toasty and Townhouse® Focaccia. Our big-three brands posted low-single digit consumption growth in measured channels. Cheez-It® reported consumption growth of 3.3 percent, driven by increased display activities and the success of two new products, Cheez-It® Grooves and Extra Toasty. The Club® brand also reported increased consumption and share gains as the core products performed well. New Townhouse® Focaccia also gained share and now holds 0.5 points of share of the overall category. Overall Special K® Cracker and Popcorn Chips continued to negatively impact results, although the products we restaged earlier this year posted slight consumption growth the quarter.
The bars business posted a low-single-digit decline in consumption in measured channels plus the Club channel. The Special K® brand posted an increase in consumption of almost 3 percent across the same channels driven by Special K® Chewy Nut bars.
The cookies business posted sales growth for the quarter as Fudge Shoppe®, Chips Deluxe®, Famous Amos®, Fudge Stripes®, and Mothers® brands all posted consumption growth in the quarter. We have strong brands which respond well to activity, and we're encouraged by recent performance. We are pleased that we have seen sequential improvement in the business, although we have been impacted by declines in 100-calorie packs this year.
Savory snacks reported low-single-digit sales growth for the quarter as a result of continued channel expansion even as the business was lapping high-single-digit growth comparisons due to the launch of Pringles® Tortilla last year.
Currency-neutral comparable operating profit declined by 15.0% due to the unfavorable sales performance and the resetting of incentive compensation levels, which was partially offset by improved gross margins.
U.S. Specialty
Currency-neutral comparable net sales improved 6.2% as a result of increased volume and improved pricing/mix. The Foodservice, Convenience, and Vending channels all posted strong growth. The Foodservice performance was driven by the growth of wholegrain offerings in the K-through-12 school business. The Convenience business benefited from an easier prior-year comparison due to a customer lowering their inventory in the prior year. In addition we saw excellent, broad-based growth across the categories in the Convenience channel with year-to-date share growth in the Cereal, Cracker, Wholesome Snacks, and Cookie categories.
Currency-neutral comparable operating profit increased by 6.4% due primarily to improved sales and gross margins which was partially offset by the resetting of incentive compensation levels.
North America Other
Currency-neutral comparable net sales declined 3.4% due to decreased volume which was partially offset by favorable pricing/mix.
The U.S. Frozen business reported a net sales decline due to the impact from egg prices and we are also drawing down inventories in anticipation of an exciting change to our packaging. Despite this, the Eggo® hand-held sandwiches posted both consumption and share growth in the quarter. We ended the quarter with low levels of retailer inventory and we expect a continued impact in the fourth quarter prior to expected improvement early next year.
The Canada business reported a broad-based net sales increase due to growth in the Wholesome Snacks, Pringles, and Frozen Foods categories.
Kashi reported a double-digit net sales decline although the business is seeing stabilized distribution and sequential improvement in consumption and share performance. Our Kashi® Sprouted Grains and Kashi® Sweet Potato Sunshine cereals are doing well. Overall cereal consumption trends improved significantly as the year has progressed. In the latest data, year-to-date cereal consumption was down 13 percent, 12-week consumption was down 7.5 percent, and four-week consumption was down 3.5 percent.

Currency-neutral comparable operating profit declined 13.6% primarily due to unfavorable sales performance in the U.S. Frozen and Kashi businesses, net cost inflation including transactional currency expense in the Canadian business, and the resetting of incentive compensation levels.
Europe
Currency-neutral comparable net sales declined 2.1% as a result of decreased volume and slightly unfavorable pricing/mix.

The Pringles® business posted strong, double-digit net sales growth in the quarter as both the base business and the launch of Pringles® Tortilla in the UK and Germany contributed. In addition, we had strong commercial initiatives across the region and we expect continued good performance in the fourth quarter.

We have exciting plans for the wholesome snacks business in the fourth quarter and into 2016. As in many parts of the world, we are making significant investment in our food in Europe. This includes the relaunch of Special K® bars and the extensive innovation that will include completely new foods that include fruits, nuts, and seeds.

The cereal business declined in the quarter in part due to the continued difficult environment in the UK and parts of the Continent. Our focus is to strengthen the overall plan and improve performance. As such, we have included additional activity in the UK focused on Crunchy Nut®, Krave®, our porridge products, a tie-in with Star Wars®, and increased levels of holiday promotions.
Currency-neutral comparable operating profit improved 3.4% due to net cost deflation and strong savings, including savings from Project K.
Latin America
Currency-neutral comparable net sales improved 23.9% due to favorable pricing/mix which was partially offset by unfavorable volume. We experienced strong price realization in Venezuela and volume growth in Mexico. Cereal sales in the region increased significantly and we have held or gained year-to-date share in most of the region. These share gains have been driven by children's and family brands and the introduction of Kellogg-branded granolas and muesli products. Sales in the snacks business also increased in the quarter driven by innovation and go-to-market activity. The Pringles® business continued to perform well and we have launched Pringles® Tortilla in the region. Finally, our initiative to drive sales in high-frequency stores continues to go well. We have gained year-to-date share in this channel in several markets and have increased the number of stores we are reaching at a double-digit rate. Excluding Venezuela, currency-neutral comparable net sales would have declined 3.1% for the quarter.
Currency-neutral comparable operating profit improved by 15.1% due to favorable price realization which was partially offset by net cost inflation.
Asia Pacific
Currency-neutral comparable net sales increased 2.2% as a result of increased volume which was partially offset by unfavorable pricing/mix. We reported double-digit growth in the Asian business. India reported double-digit growth driven by single-serve packs and strong results from the core brands. Japan grew at a double-digit rate as the result of continued popularity of granola and packaging innovation. South Korea also grew at a double-digit rate during the quarter. The sub-Saharan Africa business and Pringles® both posted high-single-digit sales growth. This sales performance was partially offset by weakness in the Australian cereal and snacks businesses. We expect declines in Australia to moderate in the fourth quarter and we have plans for further improvement in 2016.
Currency-neutral comparable operating profit declined 20.0% as our investment of Project K savings into emerging markets in the region behind brand investments and capabilities more than offset the favorable sales performance.
Corporate
Currency-neutral comparable operating profit declined due to the resetting of incentive compensation levels which was partially offset by reduced pension costs.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods of 2015 as compared to 2014:

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2015 net sales	$2,280	$2,484	$912	$1,298	$1,885	$825	$699	$—	$10,383
2014 net sales	$2,340	$2,522	$918	$1,416	$2,192	$918	$760	$—	$11,066
% change - 2015 vs. 2014:
As Reported	(2.6)%	(1.5)%	(0.6)%	(8.4)%	(14.0)%	(10.2)%	(8.1)%	—%	(6.2)%
Project K	—%	—%	—%	(0.1)%	(0.1)%	—%	—%	—%	(0.1)%
Integration and transaction costs	—%	—%	—%	—%	—%	—%	(0.2)%	—%	—%
Acquisitions/divestitures	—%	—%	(1.0)%	—%	1.8%	—%	—%	—%	0.3%
Differences in shipping days	—%	—%	—%	—%	(0.1)%	—%	—%	—%	—%
Comparable	(2.6)%	(1.5)%	0.4%	(8.3)%	(15.6)%	(10.2)%	(7.9)%	—%	(6.4)%
Foreign currency impact	—%	—%	—%	(4.7)%	(14.4)%	(28.3)%	(12.2)%	—%	(6.6)%
Currency neutral comparable	(2.6)%	(1.5)%	0.4%	(3.6)%	(1.2)%	18.1%	4.3%	—%	0.2%

(dollars in millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corp- orate	Consol- idated
2015 operating profit	$368	$302	$200	$140	$191	$2	$36	$(109)	$1,130
2014 operating profit	$378	$269	$209	$226	$174	$145	$39	$6	$1,446
% change - 2015 vs. 2014:
As Reported	(2.7)%	12.2%	(4.4)%	(37.8)%	9.4%	(98.4)%	(8.2)%	(1,805.2)%	(21.9)%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	(1,750.1)%	(6.4)%
Project K	(2.5)%	4.1%	(0.4)%	(13.9)%	5.3%	(0.9)%	15.8%	92.0%	(3.3)%
VIE deconsolidation	—%	21.4%	—%	—%	—%	—%	—%	—%	4.1%
Integration and transaction costs	—%	—%	—%	—%	5.1%	(0.7)%	(11.2)%	(47.0)%	—%
Acquisitions/divestitures	—%	—%	—%	—%	1.5%	—%	—%	—%	0.2%
Differences in shipping days	—%	—%	—%	—%	(0.2)%	—%	—%	—%	—%
Venezuela remeasurement	—%	—%	—%	—%	—%	(76.2)%	—%	(17.3)%	(7.0)%
Comparable	(0.2)%	(13.3)%	(4.0)%	(23.9)%	(2.3)%	(20.6)%	(12.8)%	(82.8)%	(9.5)%
Foreign currency impact	0.3%	—%	—%	(5.2)%	(9.5)%	(30.3)%	(14.0)%	(91.2)%	(5.8)%
Currency neutral comparable	(0.5)%	(13.3)%	(4.0)%	(18.7)%	7.2%	9.7%	1.2%	8.4%	(3.7)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
Year-to-date currency-neutral comparable net sales declined 2.6% due to weakness in both the cereal and toaster pastries categories. Both categories have reported improving trends over the year. Raisin Bran® and Froot Loops® posted solid consumption increases and share gains. The Special K® brand is beginning to show improving trends with consumption and share gains in the two most recent quarters. In addition, our innovation launches have continued to perform well: Raisin Bran® Cranberry, Special K® Protein, and Disney Frozen®-themed cereal.
Year-to-date currency-neutral comparable operating profit has declined 0.5% as a result of unfavorable sales performance, increased distribution costs, and the resetting of incentive compensation levels. This has been partially offset by favorable brand-building investment and improved gross margin.

U.S. Snacks
Year-to-date currency-neutral comparable net sales declined 1.5% due to declines in our crackers, cookies, and bars businesses as a result of unfavorable year-over-year timing of innovation launches, continued weakness in the

Special K® branded products, and year-over-year declines in our Right Bites® 100-calorie packs that occurred early in the year as a result of trends in weight-management foods. Crackers and cookies continue to show improving trends in the two most recent quarters as innovations and commercial activity have resulted in improved results. Savory snacks posted growth resulting from innovations and in-store execution.
Year-to-date currency-neutral comparable operating profit declined 13.3% as a result of unfavorable sales performance, increased distribution costs, negative operating leverage due to the sales decline, and the resetting of incentive compensation levels.

U.S. Specialty
Year-to-date currency neutral comparable net sales improved 0.4% due to recent distribution gains in Foodservice, strong growth across key customers in Convenience, strong innovations, and the lapping of a prior-year inventory deload as a customer switched from warehouse to direct delivery. These positive results generated in the current quarter were partially offset by challenges that occurred in the first half of the year that included a distributor in the Convenience channel that decreased levels of inventory dramatically during the first quarter, the discontinuation of some business, and a slowdown in selected businesses in Foodservice.
Year-to-date currency-neutral comparable operating profit declined 4.0% as a result of increased distribution costs, and the resetting of incentive compensation levels.

North America Other
Year-to-date currency-neutral comparable net sales declined by 3.6% due primarily to the Kashi business reporting sales declines resulting from the loss of distribution points over the past twelve months and lapping of prior-year innovations. Trends for the Kashi business have improved as we began to launch new products and re-establish distribution. The U.S. Frozen business reported a slight decline after being negatively impacted early in the year by a supply disruption that occurred due to a limited recall of a Morningstar Farms® product late in 2014.
Year-to-date currency-neutral comparable operating profit declined 18.7% due to unfavorable sales performance in the Kashi business, net cost inflation realized by the Canadian business, increased distribution costs realized by the U.S. Frozen business and the resetting of incentive compensation levels.

Europe
Year-to-date currency-neutral comparable net sales declined by 1.2% as the cereal category continued to be a challenge. Savory snacks continued to performed well as a result of good promotions, new flavors, and the launch of Pringles® Tortilla.
Year-to-date currency-neutral comparable operating profit increased 7.2% due to net cost deflation, including Project K savings, and favorable brand-building investment.
Latin America
Year-to-date currency-neutral comparable net sales improved by 18.1% as we experienced volume growth in Mexico in addition to strong price realization in Venezuela. Net sales growth was the result of good innovation and strong in-market activity. Excluding Venezuela, year-to-date currency-neutral comparable net sales growth would have been 1.3%.
Year-to-date currency-neutral comparable operating profit improved 9.7% due to favorable sales performance which was partially offset by net cost inflation and increased brand-building investment to support product launches and commercial activities.

Asia Pacific
Year-to-date currency-neutral comparable net sales improved 4.3% as a result of double-digit growth in Asia due to performance in all markets. India reported double-digit growth driven by single-serve packs and strong results from the core brands. Japan grew at a double-digit rate as the result of continued popularity of granola and packaging innovation. South Korea grew at a double-digit rate due to good results in alternate channels and the introduction of new products. The savory snacks business continued to post solid growth across the region behind successful commercial activities. This sales performance was partially offset by weakness in the Australian cereal and snacks businesses.

Year-to-date currency-neutral comparable operating profit improved 1.2% due to favorable sales performance and improved production costs due to the lapping of the Sub-Saharan Africa supply disruption that occurred in the prior year. This was partially offset by increased distribution costs and continued investment of Project K savings behind brand investments and capabilities.
Corporate
Year-to-date currency-neutral comparable operating profit increased slightly due to reduced pension costs, partially offset by the resetting of incentive compensation levels.

Margin performance
Margin performance for the quarter and year-to-date periods of 2015 versus 2014 is as follows:

Quarter	2015	2014	Change vs. prior year (pts.)
Reported gross margin (a)	37.0%	35.5%	1.5
Mark-to-market (COGS)	(0.8)	(1.9)	1.1
Project K (COGS)	(1.7)	(1.7)	—
VIE deconsolidation (COGS)	—	—	—
Integration and transaction costs (COGS)	(0.1)	(0.2)	0.1
Acquisitions/divestitures (COGS)	(0.1)	—	(0.1)
Venezuela remeasurement (COGS)	(0.3)	—	(0.3)
Comparable gross margin	40.0%	39.3%	0.7
Foreign currency impact	0.5	—	0.5
Currency neutral comparable gross margin	39.5%	39.3%	0.2
Reported SGA%	(27.0)%	(25.5)%	(1.5)
Mark-to-market (SGA)	—	—	—
Project K (SGA)	(0.9)	(0.8)	(0.1)
VIE deconsolidation (SGA)	—	—	—
Integration and transaction costs (SGA)	(0.1)	—	(0.1)
Acquisitions/divestitures (SGA)	0.1	—	0.1
Venezuela remeasurement (SGA)	(0.1)	—	(0.1)
Comparable SGA%	(26.0)%	(24.7)%	(1.3)
Foreign currency impact	(0.6)	—	(0.6)
Currency neutral comparable SGA%	(25.4)%	(24.7)%	(0.7)
Reported operating margin	10.0%	10.0%	—
Mark-to-market	(0.8)	(1.9)	1.1
Project K	(2.6)	(2.5)	(0.1)
VIE deconsolidation	—	—	—
Integration and transaction costs	(0.2)	(0.2)	—
Acquisitions/divestitures	—	—	—
Venezuela remeasurement	(0.4)	—	(0.4)
Comparable operating margin	14.0%	14.6%	(0.6)
Foreign currency impact	(0.1)	—	(0.1)
Currency neutral comparable operating margin	14.1%	14.6%	(0.5)

Year-to-date	2015	2014	Change vs. prior year (pts.)
Reported gross margin (a)	35.8%	38.0%	(2.2)
Mark-to-market (COGS)	(0.6)	0.4	(1.0)
Project K (COGS)	(1.5)	(1.2)	(0.3)
VIE deconsolidation (COGS)	—	—	—
Integration and transaction costs (COGS)	(0.1)	(0.1)	—
Acquisitions/divestitures (COGS)	(0.1)	—	(0.1)
Venezuela remeasurement (COGS)	(1.0)	—	(1.0)
Comparable gross margin	39.1%	38.9%	0.2
Foreign currency impact	0.2	—	0.2
Currency neutral comparable gross margin	38.9%	38.9%	—
Reported SGA%	(24.9)%	(24.9)%	—
Mark-to-market (SGA)	—	—	—
Project K (SGA)	(0.8)	(0.8)	—
VIE deconsolidation (SGA)	0.6	—	0.6
Integration and transaction costs (SGA)	(0.1)	(0.1)	—
Acquisitions/divestitures (SGA)	0.1	—	0.1
Venezuela remeasurement (SGA)	(0.1)	—	(0.1)
Comparable SGA%	(24.6)%	(24.0)%	(0.6)
Foreign currency impact	(0.1)	—	(0.1)
Currency neutral comparable SGA%	(24.5)%	(24.0)%	(0.5)
Reported operating margin	10.9%	13.1%	(2.2)
Mark-to-market	(0.6)	0.4	(1.0)
Project K	(2.3)	(2.0)	(0.3)
VIE deconsolidation	0.6	—	0.6
Integration and transaction costs	(0.2)	(0.2)	—
Acquisitions/divestitures	—	—	—
Venezuela remeasurement	(1.1)	—	(1.1)
Comparable operating margin	14.5%	14.9%	(0.4)
Foreign currency impact	0.1	—	0.1
Currency neutral comparable operating margin	14.4%	14.9%	(0.5)
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.
Currency-neutral comparable gross margin for the quarter was favorable 20 basis points as a result of productivity savings, Project K savings, and deflation in commodities and packaging which was partially offset by higher distribution costs. In addition we continue to invest in our foods such as the launch of granolas and mueslis across the globe and the renovation of existing foods such as Special K®. Year-to-date currency-neutral comparable gross margin was unchanged. Currency-neutral comparable SGA% for the quarter and year-to-date periods was unfavorable 70 basis points and 50 basis points, respectively, due to resetting incentive compensation, reinvestment of Project K savings into sales capabilities including adding sales representatives, and re-establishing the Kashi business unit which was partially offset by favorable brand building investment.

For the full year, we expect currency-neutral comparable gross margin to be relatively flat.

Our currency-neutral comparable gross profit, currency-neutral comparable SGA, and currency-neutral comparable operating profit measures are reconciled to the directly comparable U.S. GAAP measures as follows:

	Quarter ended		Year-to-date period ended
(dollars in millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Reported gross profit (a)	$1,233	$1,292	$3,719	$4,207
Mark-to-market (COGS)	(26)	(66)	(60)	38
Project K (COGS)	(59)	(64)	(158)	(120)
VIE deconsolidation (COGS)	—	—	—	—
Integration and transaction costs (COGS)	(3)	(6)	(12)	(16)
Acquisitions/divestitures (COGS)	5	—	9	—
Venezuela remeasurement (COGS)	(10)	—	(110)	—
Comparable gross profit	$1,326	$1,428	$4,050	$4,305
Foreign currency impact	(124)	—	(265)	—
Currency neutral comparable gross profit	$1,450	$1,428	$4,315	$4,305
Reported SGA	$899	$927	$2,589	$2,761
Mark-to-market (SGA)	1	—	(1)	—
Project K (SGA)	26	28	85	104
VIE deconsolidation (SGA)	—	—	(67)	—
Integration and transaction costs (SGA)	5	2	10	9
Acquisitions/divestitures (SGA)	3	—	5	—
Venezuela remeasurement (SGA)	3	—	6	—
Comparable SGA	$861	$897	$2,551	$2,648
Foreign currency impact	(71)	—	(169)	—
Currency neutral comparable SGA	$932	$897	$2,720	$2,648
Reported operating profit	$334	$365	$1,130	$1,446
Mark-to-market	(27)	(66)	(59)	38
Project K	(85)	(92)	(243)	(224)
VIE Consolidation	—	—	67	—
Integration and transaction costs	(8)	(8)	(22)	(25)
Acquisitions/divestitures	2	—	4	—
Venezuela remeasurement	(13)	—	(116)	—
Comparable operating profit	$465	$531	$1,499	$1,657
Foreign currency impact	(53)	—	(96)	—
Currency neutral comparable operating profit	$518	$531	$1,595	$1,657
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

Project K
Project K, a four-year efficiency and effectiveness program, was announced in November 2013, and is expected to generate a significant amount of savings that may be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow.
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
Since the inception of Project K, we have recognized charges of $749 million that have been attributed to the program. The charges consist of $6 million recorded as a reduction of revenue, $480 million recorded in COGS and $263 million recorded in SGA. Total charges for Project K in 2015 are expected to be approximately $350 to $400 million.

During the quarter ended October 3, 2015, the Company recorded total charges of $85 million across all restructuring and cost reduction activities. The charges consist of $2 million recorded as a reduction of revenue, $57 million recorded in cost of goods sold (COGS) and $26 million recorded in selling, general and administrative (SGA) expense. During the year-to-date period ended October 3, 2015, the Company recorded total charges of $243 million across all restructuring and cost reduction activities. The charges consist of $4 million recorded as a reduction of revenue, $154 million recorded in COGS and $85 million recorded in SGA expense.
During the quarter ended September 27, 2014 the Company recorded total charges of $92 million across all restructuring and cost reduction activities. The charges consist of $64 million recorded in COGS and $28 million recorded in SGA expense. During the year-to-date period ended September 27, 2014, the Company recorded total charges of $224 million across all restructuring and cost reduction activities. The charges consist of $120 million recorded in COGS and $104 million recorded in SGA expense.
The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarter and year-to-date periods ended October 3, 2015 and September 27, 2014 and program costs to date for programs currently active as of October 3, 2015.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	October 3, 2015
Employee related costs	$31	$22	$64	$74	$261
Asset related costs	15	6	62	16	105
Asset impairment	—	21	18	21	105
Other costs	39	43	99	113	278
Total	$85	$92	$243	$224	$749

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014	October 3, 2015
U.S. Morning Foods	$30	$15	$51	$41	$211
U.S. Snacks	15	32	34	42	110
U.S. Specialty	1	1	3	2	9
North America Other	11	2	40	11	67
Europe	12	23	56	63	155
Latin America	1	1	2	6	14
Asia Pacific	2	11	10	22	71
Corporate	13	7	47	37	112
Total	$85	$92	$243	$224	$749
For the quarter and year-to-date periods ended October 3, 2015 and September 27, 2014 employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.
At October 3, 2015 total exit cost reserves were $73 million, related to severance payments and other costs of which a substantial portion will be paid out in 2015 and 2016. The following table provides details for exit cost reserves.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of January 3, 2015	$96	$—	$—	$14	$110
2015 restructuring charges	64	18	62	99	243
Cash payments	(96)	—	(21)	(102)	(219)
Non-cash charges and other	(2)	(18)	(41)	—	(61)
Liability as of October 3, 2015	$62	$—	$—	$11	$73

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

Interest expense
For the quarter and year-to-date periods ended October 3, 2015, interest expense was $56 million and $168 million, respectively. For the quarter and year-to-date periods ended September 27, 2014, interest expense was $54 million and $156 million, respectively. For the full year 2015, we expect gross interest expense to be approximately $225-$230 million, compared to 2014’s full year interest expense of $209 million.

Income taxes
Our reported effective tax rates for the quarters ended October 3, 2015 and September 27, 2014 were 24% and 28%, respectively. The effective tax rate for the third quarter of 2015 benefited from a reduction in tax related to current year remitted and unremitted earnings. Comparable effective tax rates for the quarters ended October 3, 2015 and September 27, 2014 were 25% and 29%, respectively. Refer to Note 8 within Notes to Consolidated Financial Statements for further information.
For the full year 2015, we currently expect the reported effective income tax rate to be in the range of 26%-27%. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory rates. Additionally, the rate could be impacted by tax legislation and if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

Liquidity and capital resources
Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	October 3, 2015	September 27, 2014
Net cash provided by (used in):
Operating activities	$942	$1,177
Investing activities	(936)	(348)
Financing activities	(110)	(688)
Effect of exchange rates on cash and cash equivalents (a)	(40)	12
Net increase (decrease) in cash and cash equivalents	$(144)	$153
(a) Includes loss on remeasurement of Venezuela bolivar-denominated cash of ($46) million for the year-to-date period ended October 3, 2015.
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the year-to-date period ended October 3, 2015, totaled $942 million, a decrease of $235 million over the same period in 2014. The decrease compared to the prior year-to-date period is primarily due to earnings results and changes in other working capital including an increase in cash costs for Project K. After-tax Project K cash payments were $164 million and $118 million for the year-to-date periods ended October 3, 2015 and September 27, 2014, respectively. Core working capital includes the positive impact of a supplier financing initiative of approximately $161 and $122 million for the year-to-date periods ended October 3, 2015 and September 27, 2014, respectively.
Our cash conversion cycle (defined as days of inventory, excluding inventoriable mark-to-market pension costs, and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 18 days and 30 days for the 12 month periods ended October 3, 2015 and September 27, 2014, respectively. Compared with the 12 month period ended September 27, 2014, the 2015 cash conversion cycle was positively impacted by an increase in the days of trade payables outstanding attributable to a supplier financing initiative.
Our pension and other postretirement benefit plan contributions amounted to $21 million and $44 million for the year-to-date periods ended October 3, 2015 and September 27, 2014, respectively. For the full year 2015, we currently expect that our contributions to pension and other postretirement plans will total approximately $55 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.
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

	Year-to-date period ended
(millions)	October 3, 2015	September 27, 2014	Change versus prior year
Net cash provided by operating activities	$942	$1,177	(20.0)%
Additions to properties	(362)	(355)
Cash flow	$580	$822	(29.4)%
For the full-year 2015, we are projecting cash flow (as defined) to be approximately $1.1 billion.
Investing activities
Our net cash used in investing activities amounted to $936 million for the year-to-date period ended October 3, 2015 compared to $348 million in the same period of 2014. The increase was primarily driven by the $445 million investment in Multipro and $44 million acquisition of Mass Foods during the third quarter of 2015. In addition, Bisco Misr was acquired for $117 million during the first quarter of 2015.

Capital spending related to Project K totaled $98 million and $67 million for the year-to-date periods ended October 3, 2015 and September 27, 2014, respectively. For the full-year 2015, we project capital spending to be between 4% and 5% of net sales.
Financing activities
Our net cash used in financing activities for the year-to-date period ended October 3, 2015 totaled $110 million compared to net cash used in financing activities of $688 million in the same period of 2014.
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
In April 2013, the board of directors approved a $1 billion share repurchase program expiring in April 2014. In February 2014, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. Actual repurchases could be different from our current expectations, as influenced by factors such as the impact of changes in our stock price and other competing priorities. Total purchases for the year-to-date periods ended October 3, 2015 and September 27, 2014, were 6 million shares for $381 million and 11 million shares for $690 million, respectively.
We paid cash dividends of $523 million in the year-to-date period ended October 3, 2015, compared to $506 million during the same period in 2014. The increase in dividends paid reflects our third quarter 2014 increase in the quarterly dividend to $.49 per common share from the previous $.46 per common share. In October 2015, the board of directors declared a dividend of $.50 per common share, payable on December 15, 2015 to shareholders of record at the close of business on December 1, 2015.  The dividend is broadly in line with our current plan to maintain our long-term dividend pay-out between 40% and 50% of comparable net income.

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

Accounting standards to be adopted in future periods
In September 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to simplify the accounting for measurement-period adjustments for items in a business combination. The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Entities should apply the new guidance prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier application permitted for financial statements that have not been issued. We will adopt the updated standard in the first quarter of 2016. We do not expect the adoption of this guidance to have a significant impact on its financial statements.

In April 2015, the FASB issued an ASU to simplify the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance on a retrospective basis. We are currently assessing when we will adopt the updated standard. We do not expect the adoption of this guidance to have a significant impact on our financial statements.
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

2016 Guidance
We expect that in 2016 we will achieve our long-term growth targets for both currency-neutral comparable net sales of 1 to 3 percent and currency-neutral comparable operating profit of 4 to 6 percent.  We expect to achieve our net sales growth target based on continued improvement in trends that we have realized in 2015 as a result of our on-going innovation and investment in our foods, brands, and capabilities.  In addition we believe that the continued execution of Project K globally and the implementation of zero-based budgeting in our North America business during 2016 will provide visibility to savings that enables us to invest behind our foods, brands and capabilities to achieve our sales and operating profit growth goals.  This cost savings visibility allows us to be confident that we will deliver on our operating profit growth target for 2016.

We also expect to deliver 2016 currency-neutral comparable earnings per share growth of 6 to 8 percent.  This estimate includes anticipated higher interest expense resulting from slightly higher debt levels and an expectation for increased rates. In addition, we expect an increase in our comparable tax rate as the 2015 rate was favorably impacted by several tax planning initiatives.  Shares outstanding assumptions are based on share repurchase activity that is similar to the level that is planned for 2015, approximately $700 to $750 million in total share repurchases.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Our Company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. Refer to Note 10 within Notes to Consolidated Financial Statements for further information on our derivative financial and commodity instruments.
Refer to disclosures contained within Item 7A of our 2014 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of October 3, 2015.
During 2014, we entered into forward starting interest swaps with notional amounts totaling €500 million, as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt to be used for general corporate purposes. These swaps were designated as cash flow hedges. In the year-to-date period ended October 3, 2015 these forward starting interest swaps were settled and other forward starting interest rate swaps with a notional amount totaling €600 million were entered into and were designated as cash flow hedges. These forward starting interest rate swaps were settled in March 2015, upon the issuance of fixed rate debt. A resulting aggregate loss of $12 million was recorded in accumulated other comprehensive income (loss) and will be amortized as interest expense over the life of the related fixed rate debt. Refer to Note 6 within Notes to Consolidated Financial Statements for further information related to the fixed rate debt issuance.
During the year-to-date period ended October 3, 2015 we entered into new interest rate swaps with notional amounts totaling approximately $2.0 billion that were designated as fair value hedges of certain U.S. Dollar Notes. Additionally during the year-to-date period ended October 3, 2015 we terminated interest rate swaps with notional amounts totaling approximately $4.3 billion which were previously designated as fair value hedges of certain U.S. Dollar Notes. Refer to Note 6 within Notes to Consolidated Financial Statements.
We have no interest rate swaps outstanding at October 3, 2015. The total notional amount of interest rate swaps at January 3, 2015 was $3.0 billion, with a fair value of the related liability of $12 million. As there were no interest rate swaps outstanding at October 3, 2015, changes in interest rates would have no impact to annual interest expense. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased annual interest expense by approximately $36 million at January 3, 2015.
Venezuela is considered a highly inflationary economy. As such, the functional currency for our operations in Venezuela is the U.S. dollar, which in turn, requires bolivar denominated monetary assets and liabilities to be remeasured into U.S. dollars using an exchange rate at which such balances could be settled as of the balance sheet date. In addition, revenues and expenses are recorded in U.S. dollars at an appropriate rate on the date of the transaction. Gains and losses resulting from the remeasurement of the bolivar denominated monetary assets and liabilities are recorded in earnings. From February 2013 through July 4, 2015, the Company used the CADIVI, now CENCOEX official rate, which 6.3 bolivars to the U.S. dollar, to remeasure its Venezuelan subsidiary’s financial statements to U.S. dollars. The CENCOEX official rate is presently restricted toward goods and services for industry sectors considered essential, which are primarily food, medicines and a few others and is 6.3 bolivars to the U.S. dollar at October 3, 2015.
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
As of October 3, 2015, the published SICAD and SIMADI rates offered were 13.5 and 199.2 bolivars to the U.S. dollar, respectively.
We continue to manufacture and sell products in Venezuela as well as import raw materials, packaging and machinery, where we have a history of successfully exchanging bolivars for U.S. dollars to pay certain vendors as required under the terms of the related purchasing arrangements. While we continue to qualify for participation in CENCOEX at the official rate, there has been a continued reduction in the level of U.S. dollars available to exchange, in part due to recent declines in the price of oil and the overall decline of the macroeconomic environment within the country. During 2015 we have experienced an increase in the amount of time it takes to exchange bolivars for U.S. dollars through the CENCOEX exchange. Given this economic backdrop, and upon review of current U.S. dollar cash needs in our Venezuela operations as of the quarter ended July 4, 2015, we concluded that we are no longer able to obtain sufficient U.S. dollars on a timely basis through the CENCOEX exchange to support our Venezuela operations, resulting in a decision to remeasure our Venezuela subsidiary's financial statements using the SIMADI rate. We have evaluated all of the facts and circumstances surrounding our

Venezuelan business and determined that as of October 3, 2015, the SIMADI rate continues to be the appropriate rate to use for remeasuring our Venezuelan subsidiary’s financial statements.
In connection with the change in rates on July 4, 2015, we evaluated the carrying value of our non-monetary assets for impairment and lower of cost or market adjustments. As a result of moving from the CENCOEX official rate to the SIMADI rate, we recorded pre-tax charges totaling $152 million in the quarter ended July 4, 2015. Of the total charges, $100 million was recorded in COGS, $3 million was recorded in SGA, and $49 million was recorded in Other income (expense), net. These charges consist of $47 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar at the SIMADI exchange rate (recorded in Other income (expense), net), $56 million related to reducing inventory to the lower of cost or market (recorded in COGS) and $49 million related to the impairment of long-lived assets in Venezuela (recorded primarily in COGS). As of July 4, 2015, certain non-monetary assets related to our Venezuelan subsidiary continued to be remeasured at historical exchange rates.  As these assets are being utilized by our Venezuelan subsidiary during the second half of 2015 they are being recognized in the income statement at historical exchange rates resulting in an unfavorable impact during the remainder of 2015. During the quarter ended October 3, 2015, we recognized expense related to the utilization of a portion of these non-monetary assets, resulting in an unfavorable impact of approximately $13 million. We expect an additional unfavorable impact of approximately $8 million during the remainder of 2015 related to the utilization of these remaining non-monetary assets. Including these impacts, the total impact of moving from the CENCOEX official rate to the SIMADI rate is anticipated to be $173 million on a pre-tax basis, or approximately $.43 on a fully-diluted EPS basis for 2015.
For the year-to-date period ended October 3, 2015, Venezuela represented approximately 2% of both total comparable net sales and operating profit as the CENCOEX official rate was used to remeasure the Venezuelan subsidiary’s income statement through July 4, 2015. As the SIMADI rate will be used to remeasure the income statement in future periods, we expect that our Venezuelan subsidiary will represent less than 1% of both total comparable net sales and operating profit. As of October 3, 2015, our net monetary assets denominated in the Venezuelan bolivar were immaterial after applying the SIMADI exchange rate. As of January 3, 2015 our net monetary assets denominated in the Venezuelan bolivar were approximately $100 million using the CENCOEX official rate.
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
As of October 3, 2015, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
7/05/15-8/01/15	—	$—	—	$784
Month #2:
8/02/15-8/29/15	1.1	$67.13	1.1	$708
Month #3:
8/30/15-10/03/15	0.3	$66.17	0.3	$688
Total	1.4	$66.93	1.4
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

/s/ Ronald L. Dissinger
Ronald L. Dissinger
Principal Financial Officer and Principal Accounting Officer; Senior Vice President and Chief Financial Officer

Date: November 6, 2015

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