Form 10-K
period 2016-01-02
KELLOGG CO
filed 2016-02-24
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 2, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      To
Commission file number 1-4171
Kellogg Company
(Exact name of registrant as specified in its charter)

Delaware	38-0710690
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

 One Kellogg Square
Battle Creek, Michigan 49016-3599
(Address of Principal Executive Offices)
Registrant’s telephone number: (269) 961-2000

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.25 par value per share	New York Stock Exchange
1.750% Senior Notes due 2021	New York Stock Exchange
1.250% Senior Notes due 2025	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on July 4, 2015 was approximately $17.7 billion based on the closing price of $63.14 for one share of common stock, as reported for the New York Stock Exchange on that date.
As of January 29, 2016, 350,257,015 shares of the common stock of the registrant were issued and outstanding.
Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 29, 2016 are incorporated by reference into Part III of this Report.

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
Financial Information About Segments. Information on segments is located in Note 17 within Notes to the Consolidated Financial Statements.
Principal Products. Our principal products are ready-to-eat cereals and convenience foods, such as cookies, crackers, savory snacks, toaster pastries, cereal bars, fruit-flavored snacks, frozen waffles and veggie foods. These products were, as of February 24, 2016, manufactured by us in 20 countries and marketed in more than 180 countries. Our cereal products are generally marketed under the Kellogg’s name and are sold to the grocery trade through direct sales forces for resale to consumers. We use broker and distributor arrangements for certain products. We also generally use these, or similar arrangements, in less-developed market areas or in those market areas outside of our focus.
We also market cookies, crackers, crisps, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Murray, Austin and Famous Amos, to supermarkets in the United States through a direct store-door (DSD) delivery system, although other distribution methods are also used.
Additional information pertaining to the relative sales of our products for the years 2013 through 2015 is located in Note 17 Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.
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

These trademarks include Kellogg’s for cereals, convenience foods and our other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Choco Zucaritas, Cocoa Krispies, Complete, Kellogg’s Corn Flakes, Corn Pops, Cracklin’ Oat Bran, Crispix, Crunchmania, Crunchy Nut, Eggo, Kellogg’s FiberPlus, Froot Loops, Kellogg’s Frosted Flakes, Krave, Frosted Krispies, Frosted Mini-Wheats, Just Right, Kellogg’s Low Fat Granola, Mueslix, Pops, Product 19, Kellogg’s Origins, Kellogg's Raisin Bran, Raisin Bran Crunch, Rice Krispies, Rice Krispies Treats, Smacks/Honey Smacks, Smart Start, Special K, Special K Nourish, Special K Red Berries and Zucaritas in the United States and elsewhere; Sucrilhos, Krunchy Granola, Kellogg's Extra, Kellness, Musli, and Choco Krispis for cereals in Latin America; Vector in Canada; Coco Pops, Chocos, Frosties, Fruit‘N Fibre, Kellogg’s Crunchy Nut Corn Flakes, Krave, Honey Loops, Kellogg’s Extra, Country Store, Ricicles, Smacks, Start, Pops, Honey Bsss, Croco Copters and Tresor for cereals in Europe; and Guardian, Sultana Bran, Frosties, Rice Bubbles, Nutri-Grain, Kellogg’s Iron Man Food, and Sustain for cereals in Asia and Australia. Additional trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak and Variety.
Other brand names include Kellogg’s Corn Flake Crumbs; All-Bran, Choco Krispis, Froot Loops, Special K, Zucaritas and Sucrilhos for cereal bars, Pop-Tarts for toaster pastries; Eggo and Nutri-Grain for frozen waffles and pancakes; Eggo and Special K for breakfast sandwiches; Rice Krispies Treats for convenience foods; Special K protein shakes; Nutri-Grain cereal bars for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Choco Krispies, Tresor and Rice Krispies Squares for convenience foods in Europe; Kashi for certain cereals, convenience foods, frozen foods and pilaf; GoLean for cereals and nutrition bars; Special K and Vector for meal replacement products; Bear Naked for granola cereal, bars and trail mix, Pringles for potato crisps, tortilla crisps and potato sticks, and Morningstar Farms and Gardenburger for certain meat alternatives.
We also market convenience foods under trademarks and tradenames which include Keebler, Austin, Cheez-It, Chips Deluxe, Club, E. L. Fudge, Famous Amos, Fudge Shoppe, Kellogg’s FiberPlus, Gripz, Jack’s, Jackson’s, Krispy, Mother’s, Murray, Murray Sugar Free, Ready Crust, Right Bites, Sandies, Special K, Soft Batch, Simply Made, Stretch Island, Sunshine, Toasteds, Town House, Vienna Creams, Vienna Fingers and Zesta. One of our subsidiaries is also the exclusive licensee of the Carr’s cracker line in the United States.
Our trademarks also include logos and depictions of certain animated characters in conjunction with our products, including Snap! Crackle! Pop! for Cocoa Krispies and Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Ernie Keebler for cookies, convenience foods and other products; the Hollow Tree logo for certain convenience foods; Toucan Sam for Froot Loops cereal; Dig ‘Em for Smacks/Honey Smacks cereal; Sunny for Kellogg’s Raisin Bran and Raisin Bran Crunch cereals, Coco the Monkey for Coco Pops cereal; Cornelius (aka Cornelio) for Kellogg’s Corn Flakes; Melvin the Elephant for certain cereal and convenience foods; Chocos the Bear, Sammy the Seal (aka Smaxey the Seal) for certain cereal products and Mr. P or Julius Pringles for Pringles potato crisps, tortilla crisps and potato sticks.
The slogans The Original & Best, They’re Gr-r-reat!, Show Your Stripes and Follow Your Nose, are used in connection with our ready-to-eat cereals, along with L’ Eggo my Eggo, used in connection with our frozen waffles and pancakes, Childhood Is Calling, Uncommonly Good and Baked with Care used in connection with convenience food products, Seven Whole Grains on a Mission used in connection with Kashi natural foods and Just What the World Ordered used in connection with meat alternatives and You Don't just Eat'em used in connection with potato crisps are also important Kellogg trademarks.
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
Working Capital. Although terms vary around the world and by business types, in the United States we generally have required payment for goods sold eleven or sixteen days subsequent to the date of invoice as 2% 10/net 11 or 1% 15/net 16. Receipts from goods sold, supplemented as required by borrowings, provide for our payment of dividends, repurchases of our common stock, capital expansion, and for other operating expenses and working capital needs. We anticipate establishing a discrete customer program which would allow for extended customer payment terms.  In connection with this program, we may enter into an agreement with one or more financial institutions to monetize these receivables resulting in the receivables being de-recognized from our consolidated balance sheet.  We currently estimate that the amount of these receivables held at any time by the financial institution(s) will be approximately $500 to $600 million.
Customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2015, comprised principally of sales within the United States. At January 2, 2016, approximately 18% of our consolidated receivables balance and 27% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2015. During 2015, our top five customers, collectively, including Wal-Mart, accounted for approximately 34% of our consolidated net sales and approximately 47% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.
Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at January 2, 2016 and January 3, 2015 was not material to us.
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
Research and Development. Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately (in millions): 2015-$193; 2014-$199; 2013-$199.
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
Employees. At January 2, 2016, we had approximately 33,577 employees.
Financial Information About Geographic Areas. Information on geographic areas is located in Note 17 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.
Executive Officers. The names, ages, and positions of our executive officers (as of February 24, 2016) are listed below, together with their business experience. Executive officers are elected annually by the Board of Directors.

John A. Bryant	50
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

Ronald L. Dissinger	57
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

Alistair D. Hirst	56
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

Samantha J. Long	48
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

Paul T. Norman	51
Senior Vice President, Kellogg Company
President, Kellogg North America
Mr. Norman was appointed President, Kellogg North America in May 2015. He was appointed Senior Vice President, Kellogg Company in December 2005. Mr. Norman was appointed Chief Growth Officer in October 2013 and also held the role of interim U.S. Morning Foods President from June 2014 to May 2015. Mr. Norman joined Kellogg’s U.K. sales organization in 1987. From 1989 to 1996, Mr. Norman was promoted to several marketing roles in France and Canada. He was promoted to director, marketing, Kellogg de Mexico in January 1997; to Vice President, Marketing, Kellogg USA in February 1999; to President, Kellogg Canada Inc. in December 2000; and to Managing Director, United Kingdom/Republic of Ireland in February 2002. In September 2004, Mr. Norman was appointed to Vice President, Kellogg Company, and President, U.S. Morning Foods. In August 2008, Mr. Norman was promoted to President, Kellogg International.

Gary H. Pilnick	51
Vice Chairman, Corporate Development
and Chief Legal Officer
Mr. Pilnick was appointed Vice Chairman, Corporate Development and Chief Legal Officer in January 2016. In August 2003, he was appointed Senior Vice President, General Counsel and Secretary and assumed responsibility for Corporate Development in June 2004. He joined Kellogg as Vice President — Deputy General Counsel and Assistant Secretary in September 2000 and served in that position until August 2003. Before joining Kellogg, he served as Vice President and Chief Counsel of Sara Lee Branded Apparel and as Vice President and Chief Counsel, Corporate Development and Finance at Sara Lee Corporation.
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
Forward-Looking Statements. This Report contains “forward-looking statements” with projections concerning, among other things, the Company’s global growth and efficiency program (Project K), the integration of acquired businesses, our strategy, zero-based budgeting, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-

looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including the ability to implement Project K as planned, whether the expected amount of costs associated with Project K will exceed forecasts, whether the Company will be able to realize the anticipated benefits from Project K in the amounts and times expected, the ability to realize the anticipated benefits and synergies from acquired businesses in the amounts and at the times expected, the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices; labor costs; disruptions or inefficiencies in supply chain; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations; the ultimate impact of product recalls; business disruption or other losses from war, terrorist acts, or political unrest; risks generally associated with global operations; risks from certain emerging markets; other items; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

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
We may not realize the benefits we expect from the adoption of zero-based budgeting.
We recently adopted zero-based budgeting which presents significant organizational challenges. As a result, we may not realize all or part of the anticipated cost savings or other benefits from the initiative. Other events and circumstances, such as financial or strategic difficulties, delays or unexpected costs, may also adversely impact our ability to realize all or part of the anticipated cost savings or other benefits, or cause us not to realize the anticipated cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated cost savings, our ability to fund other initiatives may be adversely affected. In addition, the initiatives may not advance our strategy as expected. Finally, the complexity of the implementation will require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization's attention from other business issues, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale.
Any failure to implement our cost reduction, organizational design or other initiatives in accordance with our plans could adversely affect our business or financial results.
Our results may be materially and adversely impacted as a result of increases in the price of raw materials, including agricultural commodities, fuel and labor.
Agricultural commodities, including corn, wheat, soybean oil, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and plastic are the principal packaging materials used by us. The cost of such commodities may fluctuate widely due to government policy and regulation, drought and other weather conditions (including the potential effects of climate change) or other unforeseen circumstances. To the extent that any of the foregoing factors affect the prices of such commodities and we are unable to increase our prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of our operations could be materially and adversely affected. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Our hedged price could exceed the spot price on the date of purchase, resulting in an unfavorable impact on both gross margin and net earnings.
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
We face competition across our product lines, including ready-to-eat cereals and convenience foods, from other companies which have varying abilities to withstand changes in market conditions. Most of our competitors have substantial financial, marketing and other resources, and competition with them in our various markets and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose category share, any of which could have a material adverse effect on our business and financial results. Category share and growth could also be adversely impacted if we are not successful in introducing new products or in effectively assessing, changing and setting proper pricing.
We may be unable to maintain our profit margins in the face of a consolidating retail environment. In addition, the loss of one of our largest customers could negatively impact our sales and profits.
Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2015, comprised principally of sales within the United States. At January 2, 2016, approximately 18% of our consolidated receivables balance and 27% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2015. During 2015, our top five customers, collectively, including Wal-Mart, accounted for approximately 34% of our consolidated net sales and approximately 47% of U.S. net sales. As the retail grocery trade continues to consolidate and retailers become larger, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased promotional programs funded by their suppliers and more favorable terms. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer for an extended length of time could negatively impact our sales and profits.
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
The Company is subject to taxes in the U.S. and numerous foreign jurisdictions where the Company’s subsidiaries are organized. Due to economic and political conditions, tax rates in various foreign jurisdictions may be subject to significant change. The future effective tax rate could be effected by changes in mix of earnings in countries with differing statutory tax rates, changes in valuation of deferred tax asset and liabilities, or changes in tax laws or their interpretation which includes possible U.S. tax reform and contemplated changes in other countries of long-standing tax principles if finalized and adopted could have a material impact on our income tax expense and deferred tax balances.
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
Unanticipated business disruptions could have an adverse effect on our business, financial condition and results of operations.
We manufacture and source products and materials on a global scale. We have a complex network of suppliers, owned manufacturing locations, contract manufacturer locations, distribution networks and information systems that support our ability to provide our products to our customers consistently. Our ability to make, move and sell products globally is critical to our success. Factors that are hard to predict or beyond our control, such as weather (including any potential effects of climate change), natural disasters, fires or explosions, terrorism, political unrest, health pandemics or strikes, could damage or disrupt our operations or our suppliers' or contract manufacturers' operations. If we do not effectively respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering or unable to deliver products to our customers. If that occurs, we may lose our customers' confidence, and long-term consumer demand for our products could decline. These events could adversely affect our business, financial condition and results of operations.
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
From time to time, we may evaluate potential acquisitions, alliances, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns, expected synergies and other benefits as a result of integration challenges, or may not achieve those objectives on a timely basis. Future acquisitions of foreign companies or new foreign ventures would subject us to local regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, government price control, repatriation of profits and liabilities relating to the U.S. Foreign Corrupt Practices Act.
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
Our success is dependent on anticipating changes in consumer preferences and on successful new product and process development and product relaunches in response to such changes. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for our brands and products. We aim to introduce products or new or improved production processes on a timely basis in order to counteract obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products and to the research, development and technology process functions of our business, we may not be successful in developing new products or our new products may not be commercially successful. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully identify, develop, manufacture, market and sell new or improved products in these changing markets.
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
We have indebtedness that is substantial in relation to our shareholders’ equity, and we may incur additional indebtedness in the future, or enter into off-balance sheet financing, which would increase our leverage risks. As of January 2, 2016, we had total debt of approximately $7.8 billion and total Kellogg Company equity of $2.1 billion.
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

•
requiring a substantial portion of the cash flow from operations to be dedicated to the payment of principal and interest on our debt, reducing the funds available to us for other purposes such as expansion through acquisitions, paying dividends, repurchasing shares, marketing and other spending and expansion of our product offerings; and

•	causing us to be more leveraged than some of our competitors, which may place us at a competitive disadvantage.
Our ability to make scheduled payments or to refinance our obligations with respect to indebtedness or incur new indebtedness will depend on our financial and operating performance, which in turn, is subject to prevailing economic conditions, the availability of, and interest rates on, short-term financing, and financial, business and other factors beyond our control.
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
As of January 2, 2016, the carrying value of intangible assets totaled approximately $7.2 billion, of which $5.0 billion was goodwill and $2.2 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $15.3 billion and total Kellogg Company equity of $2.1 billion.
We must leverage our brand value to compete against retailer brands.
In nearly all of our product categories, we face branded and price-based competition. Our products must provide higher value and/or quality to our consumers than alternatives, particularly during periods of economic uncertainty. Consumers may not buy our products if relative differences in value and/or quality between our products and retailer brands change in favor of competitors’ products or if consumers perceive this type of change. If consumers prefer retailer brands, then we could lose category share or sales volumes or shift our product mix to lower margin offerings, which could have a material effect on our business and consolidated financial position and on the consolidated results of our operations and profitability.
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
We are a global company and generated 37% of our 2015 net sales, and 39% of our 2014 and 2013 net sales outside the United States. We manufacture our products in 20 countries and have operations in more than 180 countries, so we are subject to risks inherent in multinational operations. Those risks include:

•	compliance with U.S. laws affecting operations outside of the United States, such as OFAC trade sanction regulations and Anti-Boycott regulations,

•	compliance with anti-corruption laws, including U.S. Foreign Corrupt Practices Act (FCPA) and U.K. Bribery Act (UKBA),

•	compliance with antitrust and competition laws, data privacy laws, and a variety of other local, national and multi-national regulations and laws in multiple regimes,

•	changes in tax laws, interpretation of tax laws and tax audit outcomes,

•	fluctuations or devaluations in currency values, especially in emerging markets,

•
changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished product or repatriate cash from outside the United States,

•
changes in local regulations and laws, the uncertainty of enforcement of remedies in foreign jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources;

•	discriminatory or conflicting fiscal policies,

•	increased sovereign risk, such as default by or deterioration in the economies and credit worthiness of local governments,

•	varying abilities to enforce intellectual property and contractual rights,

•	greater risk of uncollectible accounts and longer collection cycles,

•	loss of ability to manage our operations in certain markets which could result in the deconsolidation of such businesses,

•	design and implementation of effective control environment processes across our diverse operations and employee base, and

•	imposition of more or new tariffs, quotas, trade barriers, and similar restrictions on our sales or regulations, taxes or policies that might negatively affect our sales.
The future results of our Venezuelan operations may be adversely affected by many factors, including our ability to take action to mitigate the effect of a further devaluation of the Venezuelan bolivar, the foreign currency exchange rate and exchange controls, other actions of the Venezuelan government and the general economic conditions in the country, resulting from continued hyper-inflation, continued or increased labor unrest and the deteriorating macroeconomic conditions. In particular, any additional government actions, such as imposition of price restrictions that prohibit the Company from pricing its products at acceptable levels, could have a further adverse impact on our results of operations or financial condition that could become material in the future. Additionally, consumer demand for the Company’s products in Venezuela may decline as a result continued inflationary price increases. These and other factors could negatively impact the Company's ability to manage our Venezuelan operations and could result in the deconsolidation of our Venezuelan business. See Note 15 for more information regarding Venezuela.
In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties could interrupt and negatively affect our business operations or customer demand. The slowdown in economic growth or high unemployment in some emerging markets could constrain consumer spending, and declining consumer purchasing power could adversely impact our profitability. Continued instability in the banking and governmental sectors of certain countries in the European Union or the dynamics associated with the federal and state debt and budget challenges in the United States could adversely affect us. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.
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
In addition, competition in emerging markets is increasing as our competitors grow their global operations and low cost local manufacturers expand and improve their production capacities. Our success in emerging markets is critical to our growth strategy. If we cannot successfully increase our business in emerging markets and manage associated political, economic and regulatory risks, our product sales, financial condition and results of operations could be materially and adversely affected.

Adverse changes in the global climate or extreme weather conditions could adversely affect our business or operations

Climate change is a core business issue for Kellogg to ensure the long-term health and viability of the ingredients we use in our products. As set forth in the Intergovernmental Panel on Climate Change Fifth Assessment Report, there is continuing scientific evidence, as well as concern from members of the general public, that emissions of greenhouse gases and contributing human activities have caused and will continue to cause significant changes in global temperatures and weather patterns and increase the frequency or severity of weather events, wildfires and flooding. As the pressures from climate change and global population growth lead to increased demand, the food system and global supply chain is becoming increasingly vulnerable to acute shocks, leading to increased prices and volatility, especially in the energy and commodity markets. Adverse changes such as these could:

•	unfavorably impact the cost or availability of raw or packaging materials, especially if such events have a negative impact on agricultural productivity or on the supply of water;

•	disrupt our ability, or the ability of our suppliers or contract manufacturers, to manufacture or distribute our products;

•	disrupt the retail operations of our customers; or

•	unfavorably impact the demand for, or the consumer's ability to purchase, our products.

Foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating greenhouse gas emissions and energy policies. In the event that such regulation is enacted, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. Lastly, consumers and customers may put an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence and reporting. As a result, climate change could negatively affect our business and operations

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.
We operated, as of February 24, 2016, manufacturing plants and distribution and warehousing facilities totaling more than 38 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants or facilities in San Jose, California; Atlanta, Augusta, and Rome, Georgia; Chicago, Illinois; Seelyville, Indiana; Kansas City, Kansas; Florence, Louisville, and Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary, North Carolina; Cincinnati and Zanesville, Ohio; Muncy, Pennsylvania; Jackson and Rossville, Tennessee; and Allyn, Washington.
Outside the United States, we had, as of February 24, 2016, additional manufacturing locations, some with warehousing facilities, in Australia, Belgium, Brazil, Canada, Colombia, Ecuador, Egypt, Germany, Great Britain, India, Japan, Malaysia, Mexico, Poland, Russia, South Africa, South Korea, Spain, Thailand, and Venezuela. We also have joint ventures in China, Nigeria, and Turkey which own or operate manufacturing or warehouse facilities.
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information on the market for our common stock, number of shareowners and dividends is located in Note 16 within Notes to Consolidated Financial Statements.
In February 2014, the board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $1.5 billion through December 2015. In December 2015, the board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $1.5 billion beginning in January 2016 through December 2017.
The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended January 2, 2016.

(millions, except per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: 10/04/15-10/31/15	—	—	—	$688
Month #2: 11/01/15-11/28/15	1.8	68.68	1.8	$563
Month #3: 11/29/15-1/02/16	3.2	70.24	3.2	$338

ITEM 6. SELECTED FINANCIAL DATA
Kellogg Company and Subsidiaries
Selected Financial Data

(millions, except per share data and number of employees)	2015	2014	2013	2012	2011
Operating trends
Net sales (a)	$13,525	$14,580	$14,792	$14,197	$13,198
Gross profit as a % of net sales (a)	34.6%	34.7%	41.3%	38.3%	39.0%
Depreciation	526	494	523	444	367
Amortization	8	9	9	4	2
Advertising expense (b)	898	1,094	1,131	1,120	1,138
Research and development expense	193	199	199	206	192
Operating profit (a)	1,091	1,024	2,837	1,562	1,427
Operating profit as a % of net sales (a)	8.1%	7.0%	19.2%	11.0%	10.8%
Interest expense	227	209	235	261	233
Net income attributable to Kellogg Company (a)	614	632	1,807	961	866
Average shares outstanding:
Basic	354	358	363	358	362
Diluted	356	360	365	360	364
Per share amounts:
Basic	1.74	1.76	4.98	2.68	2.39
Diluted (a)	1.72	1.75	4.94	2.67	2.38
Cash flow trends
Net cash provided by operating activities	$1,691	$1,793	$1,807	$1,758	$1,595
Capital expenditures	553	582	637	533	594
Net cash provided by operating activities reduced by capital expenditures (c)	1,138	1,211	1,170	1,225	1,001
Net cash used in investing activities	(1,127)	(573)	(641)	(3,245)	(587)
Net cash provided by (used in) financing activities	(706)	(1,063)	(1,141)	1,317	(957)
Interest coverage ratio (d)	6.8	7.3	14.3	7.8	7.7
Capital structure trends
Total assets	$15,265	$15,153	$15,474	$15,169	$11,943
Property, net	3,621	3,769	3,856	3,782	3,281
Short-term debt and current maturities of long-term debt	2,470	1,435	1,028	1,820	995
Long-term debt	5,289	5,935	6,330	6,082	5,037
Total Kellogg Company equity	2,128	2,789	3,545	2,404	1,796
Share price trends
Stock price range	$61-74	$57-69	$55-68	$46-57	$48-58
Cash dividends per common share	1.98	1.90	1.80	1.74	1.67
Number of employees	33,577	29,818	30,277	31,006	30,671

(a)
Non-GAAP currency-neutral comparable definitions of these metrics are reconciled to the directly comparable measure in accordance with U.S. GAAP within our Management’s Discussion and Analysis. We believe the use of such non-GAAP measures provides increased transparency and assists in understanding our underlying operating performance.

(b)
Advertising and consumer promotions are included in total brand-building, a measure that we use to determine the level of investment we make to support our brands.  Advertising has declined in 2015 as a result of foreign currency translation as well as the implementation of efficiency and effectiveness programs including a shift in investments to non-advertising consumer promotion programs.  Total brand-building investment has declined in 2015 approximately 50 basis points as a percentage of net sales.  Our brand building is down including shifts of investment into other areas such as food, the evolving shift in media investment from TV to digital, and efficiency and effectiveness benefits.  Our zero-based budgeting initiative may identify additional efficiency and effectiveness opportunities in brand building as we proceed through 2016.  We may choose to reinvest these savings back into brand building or other areas such as food reformulation or capacity to drive revenue growth.  We remain committed to invest in our brands at an industry-leading level to maintain the strength of our many recognizable brands in the marketplace.

(c)
We use this non-GAAP financial measure, which is reconciled above, to focus management and investors on the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, and share repurchase.

(d)	Interest coverage ratio is calculated based on net income attributable to Kellogg Company before interest expense, income taxes, depreciation and amortization, divided by interest expense.

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

Segments and growth targets
During Q1 2015, we established a new Kashi operating segment in order to optimize future growth potential of this business. This operating segment is included in the North America Other reportable segment. Including this new operating segment, we manage our operations through nine operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. We report results of operations in the following reportable segments: U.S. Morning Foods; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. The reportable segments are discussed in greater detail in Note 17 within Notes to Consolidated Financial Statements.

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

Significant items impacting comparability

Project K and cost reduction activities
During 2013, we announced Project K, a four-year efficiency and effectiveness program. The program is expected to generate a significant amount of savings that may be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow. We recorded pre-tax charges related primarily to Project K of $311 million in 2015, $298 million in 2014, and $250 million in 2013.

In 2015 we initiated the implementation of a zero-based budgeting (ZBB) program in our North America business. In support of the ZBB initiative, we incurred pre-tax charges of approximately $12 million in 2015.
See the Restructuring and cost reduction activities section for more information.

Acquisitions and dispositions
In September 2015, we completed the acquisition of Mass Foods, Egypt's leading cereal company for $46 million, or $44 million net of cash and cash equivalents acquired. The acquisition added $4 million in incremental net sales to our reported results in the European reportable segment for 2015. The acquisition added less than $1 million of incremental operating profit (before transaction and integration costs) to our reported results for 2015.
In January 2015, we completed the acquisition of a majority interest in Bisco Misr, the number one packaged biscuits company in Egypt for $125 million, or $117 million net of cash and cash equivalents acquired. The acquisition added $54 million in incremental net sales to our reported results in the European reportable segment for 2015. The acquisition added $4 million of incremental operating profit (before transaction and integration costs) to our reported results for 2015.

During the quarter ended September 27, 2014, we entered into an agreement to sell our vegan and vegetarian canned-meat substitute business unit under the Loma Linda brand to Atlantic Natural Foods (ANF), LLC of Nashville, N.C. The disposition negatively impacted reported net sales in the U.S. Specialty reportable segment by approximately $9 million in 2015.

Integration and transaction costs
We have incurred integration and transaction costs related to the 2015 acquisitions of Bisco Misr and Mass Foods, the 2015 entry into a joint venture with Tolaram Africa, and the 2012 acquisition of Pringles as we move these businesses into the Kellogg business model. We recorded pre-tax integration and transaction costs of $30 million in 2015. We also recorded pre-tax integration costs of $43 million and $65 million in 2014 and 2013, respectively.

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded pre-tax mark-to-market charges of $446 million, $784 million, and a benefit of $947 million for 2015, 2014, and 2013, respectively.

Other costs impacting comparability
In 2015, a series of previously executed agreements between Kellogg's and a third party variable interest entity (VIE) were terminated resulting in our determination that we were no longer the primary beneficiary of the VIE. Accordingly, we deconsolidated the financial statements of the VIE. As a result of the agreement terminations and related settlements, we recognized a loss of $19 million in Other income (expense), net.

In connection with the deconsolidation, we derecognized all assets and liabilities of the VIE, including an allocation of a portion of goodwill from the U.S. Snacks operating segment, resulting in a $67 million non-cash gain, which was recorded within operating profit.

During 2014 we incurred $6 million of costs related to the evaluation of potential acquisitions.

Venezuela remeasurement and long-lived asset impairment
While we continue to qualify for participation in CENCOEX at the official rate, there has been a continued reduction in the level of U.S. dollars available to exchange, in part due to recent declines in the price of oil and the overall decline of the macroeconomic environment within the country. We have experienced an increase in the amount of time it takes to exchange bolivars for U.S. dollars through the CENCOEX exchange during the year. Given this economic backdrop, and upon review of U.S. dollar cash needs in our Venezuela operations as of the quarter ended July 4, 2015, we concluded that we were no longer able to obtain sufficient U.S. dollars on a timely basis through the CENCOEX exchange to support our Venezuela operations resulting in a decision to remeasure our Venezuela subsidiary's financial statements using the SIMADI rate. We have evaluated all of the facts and circumstances surrounding our Venezuelan business and determined that as of January 2, 2016 the SIMADI rate continues to be the appropriate rate to use for remeasuring our Venezuelan subsidiary’s financial statements.

In connection with the change from the CENCOEX rate to the SIMADI rate that occurred in the quarter ended July 4, 2015, we evaluated the carrying value of our non-monetary assets for impairment and lower of cost or market adjustments. As a result of moving from the CENCOEX official rate to the SIMADI rate, we recorded pre-tax charges totaling $152 million, including $112 million in the Latin America operating segment and $40 million in the Corporate operating segment. Of the total charges, $100 million was recorded in COGS, $3 million was recorded in SGA, and $49 million was recorded in Other income (expense), net. These charges consist of $47 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar at the SIMADI exchange rate (recorded in Other income (expense), net), $56 million related to reducing inventory to the lower of cost or market (recorded in COGS) and $49 million related to the impairment of long-lived assets in Venezuela (recorded primarily in COGS).

As expected, after moving to the SIMADI rate, our Venezuelan subsidiary utilized assets that continued to be remeasured at historical exchange rates. This resulted in an additional unfavorable impact of $17 million in the Latin America operating segment, including an impact to COGS of $12 million and SGA of $5 million. The total 2015 impact of moving from the CENCOEX official rate to the SIMADI rate was $169 million on a pre-tax basis, or approximately $.42 on a fully-diluted EPS basis.

As of January 2, 2016, certain non-monetary assets related to our Venezuelan subsidiary continue to be remeasured at historical exchange rates. As these assets are utilized by our Venezuelan subsidiary during the first half of 2016 they will be recognized in the income statement at historical exchange rates resulting in an unfavorable impact of approximately $4 million.

Shipping day differences
The Company's fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company's 2014 fiscal year ended on January 3, 2015, and included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of 2014 included a 14th week. For comparability, the impact of the 53rd week is excluded from our comparable results. The impact of the fourth quarter 2014 53rd week was $197 million for net sales, $36 million for operating profit and $.07 on a fully-diluted EPS basis.

Foreign currency translation and the impact of Venezuela
We evaluate the operating results of our business on a currency-neutral basis. We determine currency-neutral operating results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period.

As a result of our decision to change the exchange rate that we use to remeasure our Venezuela subsidiary from CENCOEX to the SIMADI exchange rate beginning mid-2015, the methodology we use to calculate the impact of foreign currency translation, as described above, results in certain year-over-year growth rates that require additional commentary. We believe that the use of our standard currency-neutral methodology in combination with the additional commentary provides important information to more fully understand our currency-neutral operating results.

Our 2015 guidance that was maintained consistently throughout the year reflected an expectation of being approximately flat for currency-neutral comparable net sales and a decline of 2% to 4% for currency-neutral comparable operating profit. Within this guidance, Venezuela was expected to contribute approximately 1% of growth for both currency-neutral comparable net sales and currency-neutral comparable operating profit. In the second half of 2015, the Venezuela business experienced significant unplanned inflation that impacted both currency-neutral comparable net sales and operating profit that was much larger than anticipated in the guidance. To provide increased visibility into how we have delivered against our 2015 guidance, the commentary below provides both currency-neutral comparable results, which include the entire impact of Venezuela, as well as an adjusted measure that excludes the impact of Venezuela.

For the quarter ended January 2, 2016, Latin America currency-neutral comparable net sales and operating profit growth were 45.3% and 46.2% respectively. Excluding Venezuela, Latin America currency-neutral comparable net sales and operating profit growth would have been approximately 1.4% and 2.0%, respectively.

For the year-to-date period ended January 2, 2016, Latin America currency-neutral comparable net sales and operating profit growth were 24.6% and 15.4% respectively. Excluding Venezuela, Latin America currency-neutral comparable net sales and operating profit growth would have been approximately 1.3% and a decline of 3.4%, respectively.

For the quarter ended January 2, 2016, Kellogg Consolidated currency-neutral comparable net sales and operating profit growth was 4.2% and 2.8%, respectively. Excluding Venezuela, Kellogg Consolidated currency-neutral comparable net sales and operating profit growth would have been approximately 0.4% and 0.3%, respectively.

For the year-to-date period ended January 2, 2016, Kellogg Consolidated currency-neutral comparable net sales and operating profit growth was 1.2% and a decline of 2.3%, respectively. Excluding Venezuela, Kellogg Consolidated currency-neutral comparable net sales and operating profit would have declined by 0.8% and 3.6%, respectively.

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

Financial results
For the full year 2015, our reported net sales decreased by 7.2% due to the negative impact of foreign currency translation and shipping day differences from the 53rd week that was recognized in the prior year. Currency-neutral comparable net sales increased by 1.2%, which was better than our expectations, and includes the benefit of pricing taken in Venezuela to offset cost inflation. We experienced currency-neutral comparable net sales growth in Latin America, which was driven primarily by pricing taken in Venezuela. We also experienced currency-neutral comparable net sales growth in Asia-Pacific, U. S. Specialty and the Canadian business which is included in the North America Other reportable segment.

Reported operating profit increased by 6.6% primarily due to the favorable year-over-year change in the pension mark-to-market which was partially offset by the negative impact of foreign currency translation, the impact of remeasuring our Venezuela business using the SIMADI rate in the second quarter of 2015, and the impact of resetting incentive compensation levels. Currency-neutral comparable operating profit declined by 2.3%, at the high end of our expectations, due to the resetting of incentive compensation levels which impacted results by approximately 3%. The 1% growth excluding the effect of resetting incentive compensation levels was the result of sales growth and a 50 basis point reduction in brand-building investment as a percentage of net sales. Our brand building is down including shifts of investment into other areas such as food, the evolving shift in media investment from TV to digital, and efficiency and effectiveness benefits. Our zero-based budgeting initiative may identify additional efficiency and effectiveness opportunities in brand building as we proceed through 2016.  We may choose to reinvest these savings back into brand building or other areas such as food reformulation or capacity to drive revenue growth.  We remain committed to invest in our brands at an industry-leading level to maintain the strength of our many recognizable brands in the marketplace.

Reported diluted EPS of $1.72 was down 1.7% compared to the prior year of $1.75. Reported diluted EPS was impacted negatively by Project K costs ($.64), mark-to-market accounting ($.84), the remeasurement of the Venezuelan business using the SIMADI rate ($.42), foreign currency translation ($.28), and integration costs ($.06), and was impacted positively by a VIE deconsolidation ($.14) and acquisitions ($.01). Currency-neutral comparable diluted EPS of $3.81 was flat compared to prior year of $3.81, in line with our expectations.

Reconciliation of certain non-GAAP Financial Measures

Consolidated results (dollars in millions, except per share data)	2015	2014
Reported net income attributable to Kellogg Company	$614	$632
Mark-to-market	(298)	(513)
Project K and cost reduction activities	(229)	(218)
VIE deconsolidation and other costs impacting comparability	50	(4)
Integration and transaction costs	(22)	(31)
Acquisitions/divestitures	5	—
Shipping day differences	—	25
Venezuela remeasurement	(149)	—
Comparable net income attributable to Kellogg Company	$1,257	$1,373
Foreign currency impact	(100)	—
Currency neutral comparable net income attributable to Kellogg Company	$1,357	$1,373
Reported diluted EPS	$1.72	$1.75
Mark-to-market	(0.84)	(1.42)
Project K and cost reduction activities	(0.64)	(0.61)
VIE deconsolidation and other costs impacting comparability	0.14	(0.01)
Integration and transaction costs	(0.06)	(0.09)
Acquisitions/divestitures	0.01	—
Shipping day differences	—	0.07
Venezuela remeasurement	(0.42)	—
Comparable diluted EPS	$3.53	$3.81
Foreign currency impact	(0.28)	—
Currency neutral comparable diluted EPS	$3.81	$3.81
Currency neutral comparable diluted EPS growth	—%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Consolidated results (dollars in millions, except per share data)	2014	2013
Reported net income attributable to Kellogg Company	$632	$1,807
Mark-to-market	(513)	628
Project K and cost reduction activities	(218)	(183)
VIE deconsolidation and other costs impacting comparability	(4)	—
Integration and transaction costs	(31)	(46)
Acquisitions/divestitures	—	2
Shipping day differences	25	—
Venezuela remeasurement	—	(11)
Comparable net income attributable to Kellogg Company	$1,373	$1,417
Foreign currency impact	(2)	—
Currency neutral comparable net income attributable to Kellogg Company	$1,375	$1,417
Reported diluted EPS	$1.75	$4.94
Mark-to-market	(1.42)	1.72
Project K and cost reduction activities	(0.61)	(0.50)
VIE deconsolidation and other costs impacting comparability	(0.01)	—
Integration and transaction costs	(0.09)	(0.13)
Acquisitions/divestitures	—	0.01
Shipping day differences	0.07	—
Venezuela remeasurement	—	(0.03)
Comparable diluted EPS	$3.81	$3.87
Foreign currency impact	(0.01)	—
Currency neutral comparable diluted EPS	$3.82	$3.87
Currency neutral comparable diluted EPS growth	(1.3)%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
2015 compared to 2014
The following tables provide an analysis of net sales and operating profit performance for 2015 versus 2014:

Year ended January 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported Net Sales	$2,992	$3,234	$1,181	$1,687	$2,497	$1,015	$919	$—	$13,525
Project K and cost reduction activities	—	—	—	(2)	(2)	—	—	—	(4)
Integration and transaction costs	—	—	—	—	—	—	(1)	—	(1)
Acquisitions/divestitures	—	—	—	—	58	—	—	—	58
Differences in shipping days	—	—	—	—	(3)	—	—	—	(3)
Comparable Net Sales	$2,992	$3,234	$1,181	$1,689	$2,444	$1,015	$920	$—	$13,475
Foreign currency impact	—	—	—	(86)	(376)	(486)	(121)	—	(1,069)
Currency-Neutral Comparable Net Sales	$2,992	$3,234	$1,181	$1,775	$2,820	$1,501	$1,041	$—	$14,544
Year ended January 3, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported Net Sales	$3,108	$3,329	$1,198	$1,864	$2,869	$1,205	$1,007	$—	$14,580
Project K and cost reduction activities	—	—	—	(1)	—	(1)	—	—	(2)
Integration and transaction costs	—	—	—	—	—	—	(1)	—	(1)
Acquisitions/divestitures	—	—	9	—	—	—	—	—	9
Differences in shipping days	66	44	16	30	32	1	8	—	197
Comparable Net Sales	$3,042	$3,285	$1,173	$1,835	$2,837	$1,205	$1,000	$—	$14,377
Foreign currency impact	—	—	—	—	—	—	—	—	—
Currency-Neutral Comparable Net Sales	$3,042	$3,285	$1,173	$1,835	$2,837	$1,205	$1,000	$—	$14,377
% change - 2015 vs. 2014:
As Reported	(3.7)%	(2.9)%	(1.4)%	(9.5)%	(13.0)%	(15.8)%	(8.8)%	—%	(7.2)%
Project K and cost reduction activities	—%	—%	—%	—%	(0.1)%	—%	—%	—%	—%
Integration and transaction costs	—%	—%	—%	—%	—%	—%	(0.1)%	—%	—%
Acquisitions/divestitures	—%	—%	(0.8)%	—%	2.0%	—%	—%	—%	0.4%
Differences in shipping days	(2.1)%	(1.3)%	(1.3)%	(1.5)%	(1.1)%	—%	(0.8)%	—%	(1.3)%
Comparable growth	(1.6)%	(1.6)%	0.7%	(8.0)%	(13.8)%	(15.8)%	(7.9)%	—%	(6.3)%
Foreign currency impact	—%	—%	—%	(4.8)%	(13.2)%	(40.4)%	(11.9)%	—%	(7.5)%
Currency-Neutral Comparable growth	(1.6)%	(1.6)%	0.7%	(3.2)%	(0.6)%	24.6%	4.0%	—%	1.2%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended January 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported Operating Profit	$474	$385	$260	$178	$247	$9	$54	$(516)	$1,091
Mark-to-market	—	—	—	—	—	—	—	(446)	(446)
Project K and cost reduction activities	(58)	(50)	(5)	(63)	(74)	(4)	(13)	(56)	(323)
Other costs impacting comparability	—	67	—	—	—	—	—	—	67
Integration and transaction costs	—	—	—	—	(11)	(3)	(14)	(2)	(30)
Acquisitions/divestitures	—	—	—	—	4	—	—	—	4
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(119)	—	(1)	(120)
Comparable Operating Profit	$532	$368	$265	$241	$328	$135	$81	$(11)	$1,939
Foreign currency impact	2	—	—	(15)	(29)	(72)	(13)	(5)	(132)
Currency-Neutral Comparable Operating Profit	$530	$368	$265	$256	$357	$207	$94	$(6)	$2,071
Year ended January 3, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported Operating Profit	$479	$364	$266	$295	$232	$169	$53	$(834)	$1,024
Mark-to-market	—	—	—	—	—	—	—	(784)	(784)
Project K and cost reduction activities	(60)	(57)	(3)	(18)	(80)	(8)	(37)	(35)	(298)
Other costs impacting comparability	—	—	—	—	—	—	—	(6)	(6)
Integration and transaction costs	—	—	—	—	(36)	—	(7)	—	(43)
Acquisitions/divestitures	—	—	—	—	—	—	—	—	—
Differences in shipping days	19	6	3	8	6	(3)	—	(3)	36
Venezuela remeasurement	—	—	—	—	—	—	—	—	—
Comparable Operating Profit	$520	$415	$266	$305	$342	$180	$97	$(6)	$2,119
Foreign currency impact	—	—	—	—	—	—	—	—	—
Currency-Neutral Comparable Operating Profit	$520	$415	$266	$305	$342	$180	$97	$(6)	$2,119
% change - 2015 vs. 2014:
As Reported	(0.9)%	5.9%	(2.4)%	(39.8)%	6.7%	(94.8)%	1.7%	38.1%	6.6%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	78.5%	21.6%
Project K and cost reduction activities	0.4%	2.6%	(0.6)%	(16.5)%	3.7%	(2.2)%	26.6%	(50.3)%	(3.3)%
Other costs impacting comparability	—%	15.8%	—%	—%	0.1%	—%	0.1%	51.8%	3.4%
Integration and transaction costs	—%	(0.1)%	—%	—%	7.3%	(1.4)%	(9.1)%	(10.0)%	0.3%
Acquisitions/divestitures	—%	—%	—%	—%	1.3%	—%	—%	—%	0.2%
Differences in shipping days	(3.7)%	(1.1)%	(1.0)%	(2.0)%	(1.7)%	0.2%	0.3%	50.2%	(1.4)%
Venezuela remeasurement	—%	—%	—%	—%	—%	(66.5)%	—%	(15.1)%	(5.7)%
Comparable growth	2.4%	(11.3)%	(0.8)%	(21.3)%	(4.0)%	(24.9)%	(16.2)%	(67.0)%	(8.5)%
Foreign currency impact	0.3%	—%	—%	(5.2)%	(8.3)%	(40.3)%	(12.5)%	(62.9)%	(6.2)%
Currency-Neutral Comparable growth	2.1%	(11.3)%	(0.8)%	(16.1)%	4.3%	15.4%	(3.7)%	(4.1)%	(2.3)%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
Currency-neutral comparable net sales declined 1.6% as a result of unfavorable volume and pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages.

We saw a lot of improvement across the year in the Morning Foods business. We invested where we needed to and worked hard to improve the fundamentals by improving our brand building and the new products we launched. We also invested in our foods and put fun back in the box with Avengers® and Disney Frozen®-themed cereals.

Our cereal business reported a decline for the full year, although we continued to reflect improving trends throughout the year, and we reported consumption growth and share gains in the fourth quarter as our business continues to improve ahead of category trends. Our six core cereals in combination (Special K®, Raisin Bran®, Frosted Flakes®, Mini-Wheats®, Froot Loops®, and Rice Krispies®) gained share and increased consumption for the year, with even stronger growth in both share and consumption in the fourth quarter. Special K® posted consumption growth and share gains for the year and even stronger results for the fourth quarter driven primarily by the renovation work we completed on Special K® Red Berries. The good growth we saw all year on Raisin Bran® was the result of great advertising and the introduction of Raisin Bran® with Cranberries.

We expect to continue driving sales in 2016 with the introduction of new products like Special K® Nourish, a cereal with positive nutrition and ingredients the consumer can see, and the food includes fruits, nuts and on-trend grains like quinoa. Initial response on this innovation has been encouraging. In addition, we’re launching Mini-Wheats® Harvest Delights, Smorz®, and Disney Dory®-themed cereal.

Toaster pastries reported a slight sales decline for the year. Health and wellness bars and beverages each reported a sales decline.

Currency-neutral comparable operating profit increased 2.1% due to improved gross margins resulting from lower input costs and Project K savings as well as lower brand-building investment. This was partially offset by the sales performance, increased distribution costs, and resetting of incentive compensation levels.

U.S. Snacks
Currency-neutral comparable net sales declined 1.6% as a result of decreased volume which was partially offset by favorable pricing/mix. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks.

Crackers posted a sales decline as consumption declined across several of our products, while consumption increased for our Big 3 brands in combination (Cheez-It® , Town House®, and Club®). The consumption decline was due primarily to weakness in Special K® Cracker Chips during the first half of the year and full-year weakness in Special K® Popcorn Chips. The Special K® Cracker Chips products we restaged earlier this year posted consumption growth for the past two quarters as a result of improvements in packaging and food. We expect the impact of the remaining skus to lessen as we progress through 2016. The consumption increase for our Big 3 brands was primarily the result of strong consumption and share gains in Cheez-It® due to the Cheez-It® Grooves and Cheez-It® Extra Toasty innovations.

The bars business declined due to weakness in the Special K® and Fiber Plus® brands. The performance of our Special K bars has improved in the second half of the year as a result of new products and renovation that occurred early in the year and good results from Special K® Chewy Nut bars that were launched in mid-2015. Rice Krispies Treats® reported double-digit consumption gains and gained share as a result of good core growth and innovation.

The cookies business consumption declined for the year resulting in lost share, although we have seen improving trends over the second half of 2015 as a result of good performance in Chips Deluxe®, Fudge Shoppe®, and Famous Amos® due to expanded distribution, new products, and increased in-store activity. We have great brands in the category and we have some exciting new introductions planned for 2016. We are also going to give the brands new support in 2016, including the relaunch of advertising featuring the Keebler® Elves.

Savory snacks reported low-single-digit growth as a result of consumption growth due to core products and innovations. The Pringles® business had a good year including strength in the on-the-go segment. As we enter the new year we are adding new capacity and we have good plans; as a result, we look forward to a strong 2016.

Currency-neutral comparable operating profit declined by 11.3% due to unfavorable sales performance and the resetting of incentive compensation levels.

U.S. Specialty

Currency-neutral comparable net sales increased 0.7% as a result of favorable pricing/mix which was partially offset by decreased volume. Sales growth was reported in the Convenience and Vending channels, partially offset by a slight decline in Foodservice partially due to the exit of some unprofitable business early in the year.

Currency-neutral comparable operating profit declined by 0.8% due to the resetting of incentive compensation levels which more than offset the favorable sales performance.

North America Other
Currency-neutral comparable net sales declined 3.2% due to decreased volume and unfavorable pricing/mix.

The U.S. Frozen business reported a net sales decline due to the impact from egg prices, network improvements, and a decision to draw down inventories due to changes in packaging from boxes to bags for our veggie foods business. The packaging conversion is going well, but we expect sales to continue to be impacted in the first quarter of 2016 and for performance to improve over the balance of the year. The Eggo® hand-held sandwiches posted double-digit consumption growth and share gains for the year.

The Canada business reported a broad-based net sales increase across several categories for the year. For 2016, the Canadian team is planning introductions of new products and improved support, much like the rest of the North American region.

Kashi reported a double-digit net sales decline although the business continues to experience stabilized distribution and sequential improvement across the last two quarters in part due to the impact of the introduction of new products in the second half of 2015. Bear Naked® Granola posted double-digit consumption growth for the year. We expect continued improvement in 2016 due to further improvement in distribution and the impact of a focus on new products high in protein from plants.

Currency-neutral comparable operating profit declined 16.1% primarily due to unfavorable sales performance in the U.S. Frozen and Kashi businesses, net cost inflation including transactional currency expense in the Canadian business and increased material costs in the U.S. Frozen business, and the resetting of incentive compensation levels.
Europe
Currency-neutral comparable net sales declined 0.6% as a result of relatively flat volume and unfavorable pricing/mix.

The Pringles® business posted strong, double-digit net sales growth as a result of good promotions, innovations and distribution gains throughout the year. Both the base business and the launch of Pringles® Tortilla in the UK and Germany contributed. We have some exciting activity planned for Pringles® in 2016 as well, including soccer-themed activity planned to coincide with the Euros soccer tournament in the summer and the continued roll-out of Pringles® Tortilla in the region.

The wholesome snacks business posted growth in the second half of the year. This was due to better results in the UK driven in part by Disney®-branded snacks, mini biscuits, Crunchy Nut®, and Rice Krispies Squares®. In addition, the Russian business did well. We also have new foods coming across the region in 2016.

The Cereal business in Europe declined due to challenges in the category in many of the countries. However, we improved our plans for Special K® and Crunchy Nut® in the UK, saw good performance from Extra® in Italy, and invested behind Kellogg’s®-branded granola in Germany. Also, we recently launched the Ancient Legends® brands in the region. These are great products, which include on-trend ingredients like spelt, apples, sultanas, and chia seeds. We are also applying learnings from our US cereal business including the renovation of Special K® Red Berries, the launch of Special K® Nourish, and we’re also adding more fun in the box.

Currency-neutral comparable operating profit improved 4.3% due to net cost deflation and strong savings, including savings from Project K.
Latin America
Currency-neutral comparable net sales improved 24.6% due to favorable volume and pricing/mix, including the impact of pricing actions in Venezuela. Excluding Venezuela, currency-neutral comparable net sales would have grown 1.3%.

We experienced volume growth in several of our markets, including Mexico. We also realized strong price realization in Venezuela as a result of pricing actions taken to offset cost inflation. Cereal sales in the region increased and we have held or gained share in most of the region. These share gains have been driven by children's and family brands and the introduction of Kellogg-branded granolas and muesli products.

Sales in the snacks business also increased driven by innovation and go-to-market activity. The Pringles® business continued to perform well and we have launched Pringles® Tortilla in the region.

Our focus on high-frequency stores continues to drive results. We’ve seen results in Convenience and mini-Super stores in Mexico, and in smaller stores in Colombia. We have also had success driving sales growth through packaging initiatives designed to drive affordability and accessibility in various areas of the business.

Currency-neutral comparable operating profit improved by 15.4% due to favorable price realization which was partially offset by net cost inflation. Excluding Venezuela, currency neutral comparable operating profit declined 3.4% as sales growth and margin expansion were more than offset by increased investment in brand-building and business capabilities.

Asia Pacific
Currency-neutral comparable net sales increased 4.0% as a result of increased volume which was partially offset by unfavorable pricing/mix. Unfavorable pricing/mix was primarily the result of country mix.

The sales increase was the result of double-digit growth in the Asian markets, double-digit growth in Sub-Saharan Africa, and mid-single-digit growth in the savory snacks business across the region. The growth in Asia included double-digit sales growth in Japan driven by the continued growth of the granola category and the impact of new packaging as well as double-digit growth in Korea and Southeast Asia. The savory snacks business reported broad-based sales growth and share gains due to innovation and gains in distribution.

This sales performance was partially offset by weakness in the Australian cereal category. However, the granola and müesli segments are growing well and we have a plan to address the weakness in the overall Australian business in 2016. We are also applying lessons learned in our US business to our Australia business.

Currency-neutral comparable operating profit declined 3.7% as our investment of Project K savings into emerging markets in the region behind brand investments and capabilities more than offset the favorable sales performance.

Corporate
Currency-neutral comparable operating profit declined due to the resetting of incentive compensation levels which was partially offset by reduced pension costs.

2014 compared to 2013
The following tables provide an analysis of net sales and operating profit performance for 2014 versus 2013:

Year ended January 3, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported Net Sales	$3,108	$3,329	$1,198	$1,864	$2,869	$1,205	$1,007	$—	$14,580
Project K and cost reduction activities	—	—	—	(1)	—	(1)	—	—	(2)
Integration and transaction costs	—	—	—	—	—	—	(1)	—	(1)
Acquisitions/divestitures	—	—	—	—	—	—	—	—	—
Differences in shipping days	66	44	16	30	32	1	8	—	197
Comparable Net Sales	$3,042	$3,285	$1,182	$1,835	$2,837	$1,205	$1,000	$—	$14,386
Foreign currency impact	—	—	—	(43)	16	(37)	(50)	—	(114)
Currency-Neutral Comparable Net Sales	$3,042	$3,285	$1,182	$1,878	$2,821	$1,242	$1,050	$—	$14,500
Year ended December 28, 2013
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported Net Sales	$3,195	$3,379	$1,202	$1,940	$2,843	$1,195	$1,038	$—	$14,792
Project K and cost reduction activities	—	—	—	—	—	—	—	—	—
Integration and transaction costs	—	—	—	(1)	—	—	(4)	—	(5)
Acquisitions/divestitures	—	—	5	—	—	—	1	—	6
Differences in shipping days	—	—	—	—	—	—	—	—	—
Comparable Net Sales	$3,195	$3,379	$1,197	$1,941	$2,843	$1,195	$1,041	$—	$14,791
Foreign currency impact	—	—	—	—	—	—	—	—	—
Currency-Neutral Comparable Net Sales	$3,195	$3,379	$1,197	$1,941	$2,843	$1,195	$1,041	$—	$14,791
% change - 2014 vs. 2013:
As Reported	(2.7)%	(1.5)%	(0.3)%	(3.9)%	0.9%	0.9%	(3.0)%	—%	(1.4)%
Project K and cost reduction activities	—%	—%	—%	—%	—%	—%	—%	—%	—%
Integration and transaction costs	—%	—%	—%	—%	—%	—%	0.3%	—%	0.1%
Acquisitions/divestitures	—%	—%	(0.4)%	—%	—%	—%	(0.1)%	—%	(0.1)%
Differences in shipping days	2.1%	1.3%	1.3%	1.5%	1.1%	0.1%	0.8%	—%	1.3%
Comparable growth	(4.8)%	(2.8)%	(1.2)%	(5.4)%	(0.2)%	0.8%	(4.0)%	—%	(2.7)%
Foreign currency impact	—%	—%	—%	(2.2)%	0.6%	(3.1)%	(4.8)%	—%	(0.7)%
Currency-Neutral Comparable growth	(4.8)%	(2.8)%	(1.2)%	(3.2)%	(0.8)%	3.9%	0.8%	—%	(2.0)%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended January 3, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported Operating Profit	$479	$364	$266	$295	$232	$169	$53	$(834)	$1,024
Mark-to-market	—	—	—	—	—	—	—	(784)	(784)
Project K and cost reduction activities	(60)	(57)	(3)	(18)	(80)	(8)	(37)	(35)	(298)
Other costs impacting comparability	—	—	—	—	—	—	—	(6)	(6)
Integration and transaction costs	—	—	—	—	(36)	—	(7)	—	(43)
Acquisitions/divestitures	—	—	—	—	—	—	—	—	—
Differences in shipping days	19	6	3	8	6	(3)	—	(3)	36
Venezuela remeasurement	—	—	—	—	—	—	—	—	—
Comparable Operating Profit	$520	$415	$266	$305	$342	$180	$97	$(6)	$2,119
Foreign currency impact	—	—	—	(9)	9	(4)	(6)	2	(8)
Currency-Neutral Comparable Operating Profit	$520	$415	$266	$314	$333	$184	$103	$(8)	$2,127
Year ended December 28, 2013
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported Operating Profit	$469	$424	$265	$314	$249	$157	$67	$892	$2,837
Mark-to-market	—	—	—	—	—	—	—	947	947
Project K and cost reduction activities	(109)	(30)	(5)	(11)	(27)	(5)	(32)	(31)	(250)
Other costs impacting comparability	—	—	—	—	—	—	—	—	—
Integration and transaction costs	—	(12)	—	(1)	(34)	(1)	(11)	(6)	(65)
Acquisitions/divestitures	—	—	—	—	—	—	(1)	—	(1)
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(6)	—	—	(6)
Comparable Operating Profit	$578	$466	$270	$326	$310	$169	$111	$(18)	$2,212
Foreign currency impact	—	—	—	—	—	—	—	—	—
Currency-Neutral Comparable Operating Profit	$578	$466	$270	$326	$310	$169	$111	$(18)	$2,212
% change - 2014 vs. 2013:
As Reported	2.1%	(14.2)%	0.4%	(6.0)%	(7.0)%	7.3%	(19.6)%	(193.4)%	(63.9)%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	(203.1)%	(59.6)%
Project K and cost reduction activities	8.7%	(6.9)%	0.9%	(2.3)%	(19.9)%	(1.6)%	(11.2)%	(30.1)%	(2.8)%
Other costs impacting comparability	—%	—%	—%	—%	(0.1)%	—%	(0.2)%	(22.0)%	(0.2)%
Integration and transaction costs	—%	2.4%	—%	0.4%	0.9%	0.6%	3.2%	7.4%	0.9%
Acquisitions/divestitures	—%	—%	—%	—%	—%	—%	1.1%	—%	0.1%
Differences in shipping days	3.3%	1.2%	1.0%	2.4%	1.9%	(1.8)%	(0.3)%	(12.5)%	1.6%
Venezuela remeasurement	—%	—%	—%	—%	—%	3.8%	—%	—%	0.3%
Comparable growth	(9.9)%	(10.9)%	(1.5)%	(6.5)%	10.2%	6.3%	(12.2)%	66.9%	(4.2)%
Foreign currency impact	0.1%	—%	—%	(2.7)%	2.8%	(2.7)%	(4.9)%	12.9%	(0.4)%
Currency-Neutral Comparable growth	(10.0)%	(10.9)%	(1.5)%	(3.8)%	7.4%	9.0%	(7.3)%	54.0%	(3.8)%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
Currency-neutral comparable net sales declined 4.8% as a result of unfavorable volume and pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages.

The cereal category continued to decline through the year despite our continued investments behind category-building programs that started early in the year. Much of our decline in the cereal category has come from Special K®. We experienced weakness in Special K® as it faced headwinds from evolving consumer trends regarding weight management. As a result, we changed the positioning of the brand from a focus on dieting to weight wellness. This focus will stress the role that Special K® plays in a healthy lifestyle. We have begun the execution of this new positioning for the overall cereal business through the following initiatives:

•	We have launched the See You at Breakfast campaign and the Open for Breakfast digital program designed to help us connect directly with consumers

•	We are revitalizing the Special K® brand and are launching new products such as Special K® Gluten-free and Special K® Protein

We expect that these actions will have a positive impact on the performance of the Special K®, and on the cereal business as a whole. Our plan for investment is long-term and the levels, content, and effectiveness of the support will evolve, and increase over time.

Toaster pastries reported a sales decline for the year as a result of difficult comparisons due to the peanut butter innovations launched in 2013. However we did gain share for the year and introduced a new PB&J innovation in November and we expect this to improve sales results. Health and wellness bars and beverages each reported a sales decline for the year.

Currency-neutral comparable operating profit declined 10.0% due to the unfavorable sales performance and a mid-single-digit increase in cereal brand-building investment. This was partially offset by a decrease in brand-building investment behind health and wellness bars and beverages, and continued cost discipline.

U.S. Snacks
Currency-neutral comparable net sales declined 2.8% as a result of decreased volume partially offset by favorable pricing/mix. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks.

Crackers posted a slight sales increase and gained share as a result of the continued success of Cheez-It® innovations and core products in the Town House®, and Club® brands due to brand-building support and sales execution. Cheez-It®, Town House®, and Club® all reported solid consumption and share gains. The gains in these three brands have been offset by weakness in Special K® Cracker Chips due to similar consumer trends that we have experienced in the cereal category. We have addressed this weakness by launching completely restaged Cracker Chips with new flavors, better flavor and texture profiles, improved packaging, and new positioning. This new product started to arrive in stores in late 2014.

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

The cookies business declined resulting in lost share. However we saw share gains from Chips Deluxe® as a result of new co-branded products. We experienced soft performance in our 100-calorie packs business throughout the year. We are migrating consumers to an expanded line of single-serve products, which should help to reduce the impact of the decline. We also experienced the negative impact of a SKU rationalization initiative.

Savory snacks reported mid-single-digit sales growth and held share for the year behind the performance of the core business, Grab ‘n Go, and the new Pringles® Tortilla product.

Currency-neutral comparable operating profit declined by 10.9% due to unfavorable sales performance and net cost inflation. This was partially offset by continued cost discipline.

U.S. Specialty
Currency-neutral comparable net sales declined 1.2% as a result of decreased volume and unfavorable pricing/mix. Sales declines were the result of the negative impact of weather early in the year, supply issues with a co-packer, and an inventory de-load as a customer shifted from warehouse to direct delivery.

Currency-neutral comparable operating profit declined by 1.5% due to the unfavorable sales performance. This was partially offset by cost discipline.

North America Other
Currency-neutral comparable net sales declined 3.2% due to decreased volume and unfavorable pricing/mix.

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

Kashi reported a decline in sales as we continued to experience softness in the cereal category. We have identified areas of focus for Kashi® which is a great brand in a category that is on trend. We have begun the execution of this new positioning through the following initiatives:

•	All Kashi Go-Lean® products will be Non GMO Project Verified

•	All Kashi Heart-to-Heart® products will meet the USDA’s Organic standard

We expect that these initiatives will have a positive impact on the performance of Kashi®.

Currency-neutral comparable operating profit declined 3.8% primarily due to unfavorable sales performance. This was partially offset by continued cost discipline.

Europe
Currency-neutral comparable net sales declined 0.8% as a result of flat volume and unfavorable pricing/mix. Cereal category consumption remains soft in most developed markets, similar to the cereal category in the U.S. Emerging markets reported good growth for the year in both cereal and snacks. To address the cereal category softness, we executed brand-building activities in the second half of the year. New Special K® advertising has recently gone on air which addresses the recent health and wellness trends that have negatively impacted this brand.

Savory snacks performed well throughout the year, with the final quarter of 2014 reporting the highest sales since we acquired the business. New products are launching, including Pringles® Tortilla, and we have more capacity coming on-line mid-year.

Currency-neutral comparable operating profit improved 7.4% due to net cost deflation, including strong productivity savings, and decreased brand-building investment. This was partially offset by unfavorable sales performance.

Latin America
Currency-neutral comparable net sales improved 3.9% due to favorable pricing/mix which was partially offset by decreased volume. Strong price realization, primarily from Venezuela, has more than offset sales declines early in the year resulting from the volume elasticity impact of the introduction of a new food tax in Mexico. We reported growth in Venezuela, Mercosur, and the Pringles business as well as pricing gains in a majority of our markets. The cereal business posted good results, although we saw some competitive price promotions in Mexico which affected selected segments. The momentum of the savory snacks business continues, driven by strong commercial programs, innovation, and good execution.

Currency-neutral comparable operating profit improved by 9.0% due to favorable sales performance which was partially offset by net cost inflation, increased brand-building investment to support innovation and new programs, and increased overhead investment.

Asia Pacific
Currency-neutral comparable net sales increased 0.8% as a result of flat volume and favorable pricing/mix. The sales increase was the result of double-digit growth in the Asian markets and high-single-digit growth in the savory snacks business across the region. This sales performance was partially offset by weakness in the Australian cereal category and our performance in South Africa as we conducted construction work early in the year and it took longer than expected to bring the plant back on line.

Currency-neutral comparable operating profit declined 7.3% due to the weakness in the Australian cereal category and our performance in South Africa. This was partially offset by cost discipline.

Corporate
Currency-neutral comparable operating profit improved as a result of reduced pension costs which was partially offset by increased overhead investments.

Margin performance
2015 versus 2014 margin performance was as follows:

			Change vs. prior year (pts.)
	2015	2014
Reported gross margin (a)	34.6%	34.7%	(0.1)
Mark-to-market (COGS)	(2.2)%	(3.0)%	0.8
Project K and cost reduction activities (COGS)	(1.4)%	(1.0)%	(0.4)
VIE deconsolidation and other costs impacting comparability (COGS)	—%	—%	—
Integration and transaction costs (COGS)	(0.1)%	(0.2)%	0.1
Acquisitions/divestitures (COGS)	(0.1)%	—%	(0.1)
Shipping day differences (COGS)	—%	—%	—
Venezuela remeasurement (COGS)	(0.8)%	—%	(0.8)
Comparable gross margin	39.2%	38.9%	0.3
Foreign currency impact	0.4%	—%	0.4
Currency neutral comparable gross margin	38.8%	38.9%	(0.1)
Reported SGA%	(26.5)%	(27.7)%	1.2
Mark-to-market (SGA)	(1.1)%	(2.4)%	1.3
Project K and cost reduction activities (SGA)	(1.0)%	(1.0)%	—
VIE deconsolidation and other costs impacting comparability (SGA)	0.5%	—%	0.5
Integration and transactions costs (SGA)	(0.1)%	(0.1)%	—
Acquisitions/divestitures (SGA)	0.1%	—%	0.1
Shipping day differences (SGA)	—%	—%	—
Venezuela remeasurement (SGA)	(0.1)%	—%	(0.1)
Comparable SGA%	(24.8)%	(24.2)%	(0.6)
Foreign currency impact	(0.2)%	—%	(0.2)
Currency neutral comparable SGA%	(24.6)%	(24.2)%	(0.4)
Reported operating margin	8.1%	7.0%	1.1
Mark-to-market	(3.3)%	(5.4)%	2.1
Project K and cost reduction activities	(2.4)%	(2.0)%	(0.4)
VIE deconsolidation and other costs impacting comparability	0.5%	—%	0.5
Integration and transactions costs	(0.2)%	(0.3)%	0.1
Acquisitions/divestitures	—%	—%	—
Shipping day differences	—%	—%	—
Venezuela remeasurement	(0.9)%	—%	(0.9)
Comparable operating margin	14.4%	14.7%	(0.3)
Foreign currency impact	0.2%	—%	0.2
Currency neutral comparable operating margin	14.2%	14.7%	(0.5)
For information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

(a)	Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

Currency-neutral comparable gross margin declined by 10 basis points in 2015 due to the impact of Venezuela. Excluding the impact of Venezuela, currency-neutral comparable gross margin would have increased by 20 basis points as a result of productivity savings, Project K savings, and deflation in commodities and packaging which was partially offset by higher distribution costs and investment in our foods such as the launch of granolas and mueslis across the globe and the renovation of existing foods such as Special K®.

Currency-neutral comparable SG&A% was worse by 40 basis points as a result of resetting incentive compensation, reinvestment of Project K savings into sales capabilities including adding sales representatives, and re-establishing the Kashi business unit which was partially offset by improvements resulting from efficiency and effectiveness programs as well as decreased brand building investment.

Our 2015 and 2014 comparable gross profit, comparable SGA, and comparable operating profit measures are reconciled to the directly comparable U.S. GAAP measures as follows:

(dollars in millions)	2015	2014
Reported gross profit (a)	$4,681	$5,063
Mark-to-market (COGS)	(296)	(438)
Project K and cost reduction activities (COGS)	(195)	(154)
VIE deconsolidation and other costs impacting comparability (COGS)	—	—
Integration and transaction costs (COGS)	(15)	(23)
Acquisitions/divestitures (COGS)	12	—
Shipping day differences (COGS)	—	80
Venezuela remeasurement (COGS)	(112)	—
Comparable gross profit	$5,287	$5,598
Foreign currency impact	(355)	—
Currency neutral comparable gross profit	$5,642	$5,598
Reported SGA	$3,590	$4,039
Mark-to-market (SGA)	(150)	(346)
Project K and cost reduction activities (SGA)	(128)	(144)
VIE deconsolidation and other costs impacting comparability (SGA)	67	(6)
Integration and transaction costs (SGA)	(15)	(20)
Acquisitions/divestitures (SGA)	(8)	—
Shipping day differences (SGA)	—	(44)
Venezuela remeasurement (SGA)	(8)	—
Comparable SGA	$3,348	$3,479
Foreign currency impact	223	—
Currency neutral comparable SGA	$3,571	$3,479
Reported operating profit	$1,091	$1,024
Mark-to-market	(446)	(784)
Project K and cost reduction activities	(323)	(298)
VIE deconsolidation and other costs impacting comparability	67	(6)
Integration and transaction costs	(30)	(43)
Acquisitions/divestitures	4	—
Shipping day differences	—	36
Venezuela remeasurement	(120)	—
Comparable	$1,939	$2,119
Foreign currency impact	(132)	—
Currency neutral comparable operating profit	$2,071	$2,119
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

(a)	Gross profit is equal to net sales less cost of goods sold.

2014 versus 2013 margin performance was as follows:

			Change vs. prior year (pts.)
	2014	2013
Reported gross margin (a)	34.7%	41.3%	(6.6)
Mark-to-market (COGS)	(3.0)%	3.4%	(6.4)
Project K and cost reduction activities (COGS)	(1.0)%	(1.3)%	0.3
VIE deconsolidation and other costs impacting comparability (COGS)	—%	—%	—
Integration and transaction costs (COGS)	(0.2)%	(0.1)%	(0.1)
Acquisitions/divestitures (COGS)	—%	—%	—
Shipping day differences (COGS)	—%	—%	—
Venezuela remeasurement (COGS)	—%	—%	—
Comparable gross margin	38.9%	39.3%	(0.4)
Foreign currency impact	—%	—%	—
Currency neutral comparable gross margin	38.9%	39.3%	(0.4)
Reported SGA%	(27.7)%	(22.1)%	(5.6)
Mark-to-market (SGA)	(2.4)%	3.0%	(5.4)
Project K and cost reduction activities (SGA)	(1.0)%	(0.4)%	(0.6)
VIE deconsolidation and other costs impacting comparability (SGA)	—%	—%	—
Integration and transactions costs (SGA)	(0.1)%	(0.3)%	0.2
Acquisitions/divestitures (SGA)	—%	—%	—
Shipping day differences (SGA)	—%	—%	—
Venezuela remeasurement (SGA)	—%	—%	—
Comparable SGA%	(24.2)%	(24.4)%	0.2
Foreign currency impact	—%	—%	—
Currency neutral comparable SGA%	(24.2)%	(24.4)%	0.2
Reported operating margin	7.0%	19.2%	(12.2)
Mark-to-market	(5.4)%	6.4%	(11.8)
Project K and cost reduction activities	(2.0)%	(1.7)%	(0.3)
VIE deconsolidation and other costs impacting comparability	—%	—%	—
Integration and transactions costs	(0.3)%	(0.4)%	0.1
Acquisitions/divestitures	—%	—%	—
Shipping day differences	—%	—%	—
Venezuela remeasurement	—%	—%	—
Comparable operating margin	14.7%	14.9%	(0.2)
Foreign currency impact	—%	—%	—
Currency neutral comparable operating margin	14.7%	14.9%	(0.2)
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
Currency-neutral comparable gross margin declined by 40 basis points in 2014 due to the impact of inflation, net of productivity savings, and lower production volume resulting from soft sales performance. Currency-neutral comparable SG&A% improved by 20 basis points as a result of continued discipline in overhead control.

Our 2014 and 2013 comparable gross profit, comparable SGA, and comparable operating profit measures are reconciled to the directly comparable U.S. GAAP measures as follows:

(dollars in millions)	2014	2013
Reported gross profit (a)	$5,063	$6,103
Mark-to-market (COGS)	(438)	510
Project K and cost reduction activities (COGS)	(154)	(195)
VIE deconsolidation and other costs impacting comparability (COGS)	—	—
Integration and transaction costs (COGS)	(23)	(20)
Acquisitions/divestitures (COGS)	—	(1)
Shipping day differences (COGS)	80	—
Venezuela remeasurement (COGS)	—	(4)
Comparable gross profit	$5,598	$5,813
Foreign currency impact	(36)	—
Currency neutral comparable gross profit	$5,634	$5,813
Reported SGA	$4,039	$3,266
Mark-to-market (SGA)	(346)	437
Project K and cost reduction activities (SGA)	(144)	(55)
VIE deconsolidation and other costs impacting comparability (SGA)	(6)	—
Integration and transaction costs (SGA)	(20)	(45)
Acquisitions/divestitures (SGA)	—	—
Shipping day differences (SGA)	(44)	—
Venezuela remeasurement (SGA)	—	(2)
Comparable SGA	$3,479	$3,601
Foreign currency impact	28	—
Currency neutral comparable SGA	$3,507	$3,601
Reported operating profit	$1,024	$2,837
Mark-to-market	(784)	947
Project K and cost reduction activities	(298)	(250)
VIE deconsolidation and other costs impacting comparability	(6)	—
Integration and transaction costs	(43)	(65)
Acquisitions/divestitures	—	(1)
Shipping day differences	36	—
Venezuela remeasurement	—	(6)
Comparable	$2,119	$2,212
Foreign currency impact	(8)	—
Currency neutral comparable operating profit	$2,127	$2,212

For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

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

We currently anticipate that Project K will result in total pre-tax charges, once all phases are approved and implemented, of $1.2 to $1.4 billion, with after-tax cash costs, including incremental capital investments, estimated to be $900 million to $1.1 billion. Cash expenditures of approximately $625 million have been incurred through the end of fiscal year 2015. Total cash expenditures, as defined, are expected to be approximately $150 million for 2016 and the balance of $125 to $325 million thereafter. Total charges for Project K in 2016 are expected to be approximately $175 to $200 million.

We expect annual cost savings generated from Project K will be approximately $425 to $475 million by 2018, with approximately two-thirds of the cost savings to be realized in cost of goods sold. We have realized approximately $180 million of annual savings through the end of 2015. We expect approximately $100 million of incremental savings in 2016, approximately 75 to 80 percent of which will come from cost of goods sold. Cost savings will be utilized to increase margins and drive sales growth through additional investments in advertising, in-store execution, sales capabilities, including adding sales representatives, re-establishing the Kashi business unit, and in the design and quality of our products. We will also invest in production capacity in developing and emerging markets, and in global category teams.

As a result of Project K, capital spending levels were increased to 4% of net sales during both 2014 and 2015. Our on-going business model assumes capital spending to be approximately 3-4% of net sales annually.

Thus far, we have funded much of the cash requirements for Project K through our supplier financing initiative. Due to the difference in timing between expected cash costs for the project and expected future cash savings, we anticipate funding the project through a combination of cash on hand and short-term debt.

We also expect that the project will have an impact on our consolidated effective income tax rate during the execution of the project due to the timing of charges being taken in different tax jurisdictions. The impact of this project on our consolidated effective income tax rate will be excluded from the comparable income tax rate that will be disclosed on a quarterly basis.

Refer to Note 4 within Notes to Consolidated Financial Statements for further information related to Project K and other restructuring activities.
Other Projects
In 2015 we initiated the implementation of a zero-based budgeting (ZBB) program in our North America business. This ZBB program is expected to deliver visibility to $100 million in annual savings in North America during 2016. We will begin to expand ZBB into our international businesses during 2016 with modest savings expected in certain locations in 2016. We expect increased savings to be realized in our international businesses in 2017 and beyond.
In support of the ZBB initiative, we incurred pre-tax charges of approximately $12 million in 2015. We anticipate that ZBB will result in cumulative pre-tax charges of approximately $25 to $50 million through 2016 which will consist primarily of the design and implementation of business capabilities.

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

Interest expense
Annual interest expense is illustrated in the following table. The increase in 2015 was primarily due to a higher average level of long-term debt and to higher interest rates, partially resulting from lower levels of debt swapped to a variable rate. The decline in 2014 was primarily due to refinancing of maturing long-term debt at lower interest rates and lower interest rates on long-term debt which has effectively been converted to floating rate obligations through the use of interest rate swaps. Interest income (recorded in other income (expense), net) was (in millions), 2015-$4; 2014-$8; 2013-$7. We currently expect that our 2016 gross interest expense will be approximately $235 to $245 million.

(dollars in millions)				Change vs. prior year
	2015	2014	2013	2015	2014
Reported interest expense	$227	$209	$235
Amounts capitalized	4	5	2
Gross interest expense	$231	$214	$237	7.9%	(9.7)%
Income taxes
Our reported effective tax rates for 2015, 2014 and 2013 were 20.6%, 22.6% and 30.4% respectively. Comparable effective tax rates for 2015, 2014 and 2013 were 25.6%, 28.2%, and 28.4%, respectively.
The 2015 and 2014 effective income tax rates benefited from the mark-to-market loss recorded for our pension plans. Refer to Note 12 within Notes to Consolidated Financial Statements for further information. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory tax rates. Additionally, the rate could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.
The following table provides a reconciliation of as reported to currency-neutral comparable income taxes and effective income tax rate for 2015 and 2014.

Consolidated results (dollars in millions, except per share data)	2015	2014
Reported income taxes	$159	$186
Mark-to-market	(148)	(271)
Project K and cost reduction activities	(94)	(80)
VIE deconsolidation and other costs impacting comparability	(2)	(2)
Integration and transaction costs	(8)	(12)
Acquisitions/divestitures	(1)	—
Shipping day differences	—	11
Venezuela remeasurement	(20)	—
Comparable income taxes	$432	$540
Foreign currency impact	(19)	—
Currency neutral comparable income taxes	$451	$540
Reported effective income tax rate	20.6%	22.6%
Mark-to-market	(4.6)	(5.8)
Project K and cost reduction activities	(0.8)	0.2
VIE deconsolidation and other costs impact comparability	(0.9)	—
Integration and transaction costs	—	—
Acquisitions/divestitures	(0.2)	—
Shipping day differences	—	—
Venezuela remeasurement	1.5	—
Comparable effective income tax rate	25.6%	28.2%
Foreign currency impact	0.7	—
Currency neutral comparable effective income tax rate	24.9%	28.2%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

The following table provides a reconciliation of as reported to currency-neutral comparable income taxes and effective income tax rate for 2014 and 2013.

Consolidated results (dollars in millions, except per share data)	2014	2013
Reported income taxes	$186	$792
Mark-to-market	(271)	319
Project K and cost reduction activities	(80)	(67)
VIE deconsolidation and other costs impacting comparability	(2)	—
Integration and transaction costs	(12)	(19)
Acquisitions/divestitures	—	—
Shipping day differences	11	—
Venezuela remeasurement	—	(4)
Comparable income taxes	$540	$563
Foreign currency impact	(3)	—
Currency neutral comparable income taxes	$543	$563
Reported effective income tax rate	22.6%	30.4%
Mark-to-market	(5.8)	1.9
Project K and cost reduction activities	0.2	0.2
VIE deconsolidation and other costs impact comparability	—	—
Integration and transaction costs	—	(0.1)
Acquisitions/divestitures	—	—
Shipping day differences	—	—
Venezuela remeasurement	—	—
Comparable effective income tax rate	28.2%	28.4%
Foreign currency impact	—	—
Currency neutral comparable effective income tax rate	28.2%	28.4%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  In addition, we have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments.  These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $2.5 billion and $1.0 billion as of January 2, 2016 and January 3, 2015, respectively.
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
As of January 2, 2016 and January 3, 2015, we had $231 million and $257 million, respectively, of cash and cash equivalents held in international jurisdictions which will be used to fund capital and other cash requirements of international operations. These amounts include $2 million and $68 million at January 2, 2016 and January 3, 2015, respectively, subject to currency exchange controls in Venezuela, limiting the total amount of cash and cash equivalents held by our foreign subsidiaries that can be repatriated at any particular point in time.

The following table sets forth a summary of our cash flows:

(dollars in millions)	2015	2014	2013
Net cash provided by (used in):
Operating activities	$1,691	$1,793	$1,807
Investing activities	(1,127)	(573)	(641)
Financing activities	(706)	(1,063)	(1,141)
Effect of exchange rates on cash and cash equivalents	(50)	13	(33)
Net increase (decrease) in cash and cash equivalents	$(192)	$170	$(8)
Operating activities
The principal source of our operating cash flows is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Our net cash provided by operating activities for 2015 amounted to $1,691 million, a decrease of $102 million compared with 2014. The decrease compared to the prior year is the result of the negative year over year impact of accounts receivable mitigated somewhat by the incremental cash flow benefit from the supplier financing initiative of approximately $210 million. Our net cash provided by operating activities for 2014 amounted to $1,793 million, a decrease of $14 million compared with 2013, due primarily to the negative incremental impact of Project K cash requirements mitigated somewhat by the positive impact from the supplier financing initiative of approximately $210 million.
After-tax cash payments related to Project K were $192 million in 2015, $187 million in 2014, and $18 million in 2013.
Our cash conversion cycle (defined as days of inventory, excluding inventoriable mark-to-market pension costs, and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 14 days and 27 days for 2015 and 2014, respectively. Core working capital in 2015 averaged 6.2% of net sales, compared to 7.6% in 2014 and 7.8% in 2013. In 2015, both our cash conversion cycle and core working capital showed improvements in days of trade payables outstanding which includes the positive impact of a supplier financing initiative. Days of trade receivables and inventory on hand increased slightly from 2014 to 2015.
Our total pension and postretirement benefit plan funding amounted to $33 million, $53 million and $48 million, in 2015, 2014 and 2013, respectively.
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
We currently project that we will make total U.S. and foreign benefit plan contributions in 2016 of approximately $43 million. Actual 2016 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.
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

(dollars in millions)	2015	2014	2013
Net cash provided by operating activities	$1,691	$1,793	$1,807
Additions to properties	(553)	(582)	(637)
Cash flow	$1,138	$1,211	$1,170
year-over-year change	(6.0)%	3.5%

The decrease in cash flow (as defined) in 2015 compared to 2014 was due primarily to the unfavorable year over year impact of accounts receivable mitigated somewhat by the favorable year over year impact of trade payables as a result of the supplier financing initiative. The increase in cash flow in 2014 compared to 2013 was due primarily to lower capital expenditures and improved core working capital partially offset by the negative impact of Project K cash requirements.
Investing activities
Our net cash used in investing activities for 2015 amounted to $1,127 million, an increase of $554 million compared with 2014. In 2015, we acquired, for $445 million, a 50% interest in Multipro Singapore Pte. Ltd., a leading distributor of a variety of food products in Nigeria and Ghana, and an option to purchase a minority interest in an affiliated food manufacturer. In addition to our joint venture investment in 2015, we also acquired Mass Foods and a majority interest in Bisco Misr.
Capital spending in 2015 included investments in our supply chain infrastructure, and to support capacity requirements in certain markets and products, including Pringles in Asia-Pacific.
Net cash used in investing activities of $573 million in 2014 decreased $68 million compared with 2013.
Cash paid for additions to properties as a percentage of net sales increased to 4.1% in 2015, from 4.0% in 2014, which was a decrease from 4.3% in 2013.
Financing activities
Our net cash used by financing activities was $706 million, $1,063 million and $1,141 million for 2015, 2014 and 2013, respectively. The use of cash in financing activities compared to the prior year declined due primarily to net proceeds from notes payable of $374 million in 2015 versus $89 million in 2014.
Total debt was $7.8 billion and $7.4 billion at year-end 2015 and 2014, respectively.
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
In April 2013, the board of directors approved a $1 billion share repurchase program expiring in April 2014. In February 2014, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares through December 2015. In December 2015, the board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $1.5 billion beginning in 2016 through December 2017.
During 2015, we purchased 11 million shares totaling $731 million. During 2014, we purchased 11 million shares totaling $690 million. In May 2013, we entered into an Accelerated Share Repurchase (ASR) Agreement with a financial institution counterparty and paid $355 million for the purchase of shares during the term of the agreement which extended through August 2013. The total number of shares delivered upon settlement of the ASR was based upon the volume weighted average price of the Company’s stock over the term of the agreement. Total shares purchased in 2013, including shares delivered under the ASR, amounted to approximately 9 million shares totaling $544 million.
We paid quarterly dividends to shareholders totaling $1.98 per share in 2015, $1.90 per share in 2014 and $1.80 per share in 2013. Total cash paid for dividends increased by 3.0% in 2015 and 4.0% in 2014. In February 2016, the board of directors declared a dividend of $.50 per common share, payable on March 15, 2016 to shareholders of record at the close of business on March 1, 2016.
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
We are in compliance with all covenants as of January 2, 2016. We continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected bolt-on acquisitions. This will be accomplished through our strong cash flow, our short-term borrowings, and our maintenance of credit facilities on a global basis. We anticipate establishing a discrete customer program which would allow for extended customer payment terms.  In connection with this program, we may enter into an agreement with one or more financial institutions to monetize these receivables resulting in the receivables being de-recognized from our consolidated balance sheet.  We currently estimate that the amount of these receivables held at any time by the financial institution(s) will be approximately $500 to $600 million.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off-balance sheet arrangements
As of January 2, 2016 and January 3, 2015 we did not have any material off-balance sheet arrangements.
Contractual obligations
The following table summarizes our contractual obligations at January 2, 2016:

Contractual obligations	Payments due by period
(millions)	Total	2016	2017	2018	2019	2020	2021 and beyond
Long-term debt:
Principal	$6,517	$1,262	627	$407	$506	$851	$2,864
Interest (a)	1,837	217	188	178	161	151	942
Capital leases (b)	5	2	1	1	—	—	1
Operating leases (c)	672	171	152	119	81	62	87
Purchase obligations (d)	1,135	951	113	46	13	11	1
Uncertain tax positions (e)	13	13	—	—	—	—	—
Other long-term obligations (f)	732	101	53	51	53	124	350
Total	$10,911	$2,717	$1,134	$802	$814	$1,199	$4,245

(a)
Includes interest payments on our long-term debt and payments on our interest rate swaps. Interest calculated on our variable rate debt was forecasted using the LIBOR forward rate curve as of January 2, 2016.

(b)	The total expected cash payments on our capital leases include interest expense totaling less than $1 million over the periods presented above.

(c)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.

(d)
Purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2015, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(e)
As of January 2, 2016, our total liability for uncertain tax positions was $73 million, of which $13 million is expected to be paid in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $60 million.

(f)
Other long-term obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2015 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2021 as follows: 2016-$43; 2017-$34; 2018-$34; 2019-$34; 2020-$103; 2021-$190.

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
At January 2, 2016, we have property, plant and equipment of $3.6 billion, net of accumulated depreciation, on our balance sheet. Included in this amount are approximately $51 million of idle assets.
Goodwill and other intangible assets
We perform an impairment evaluation of goodwill and intangible assets with indefinite useful lives at least annually during the fourth quarter of each year in conjunction with our annual budgeting process.
Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. For the 2015 goodwill impairment test, the fair value of the reporting units was estimated based on market multiples. Our approach employs market multiples based on earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings for companies comparable to our reporting units. In the event the fair value determined using the market multiples approach is close to the carrying value, we may also supplement our fair value determination using discounted cash flows. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units.
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
At January 2, 2016, goodwill and other intangible assets amounted to $7.2 billion, consisting primarily of goodwill and brands associated with the 2001 acquisition of Keebler Foods Company and the 2012 acquisition of Pringles. Within this total, approximately $2.2 billion of non-goodwill intangible assets were classified as indefinite-lived, comprised principally of Keebler and Pringles trademarks. We currently believe that the fair value of our goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to our cash flows. The percentage of excess fair value over carrying value of the U.S. Snacks reporting unit was approximately 43% and 59% in 2015 and 2014, respectively. However, if we had used materially different assumptions, which we do not believe are reasonably possible, regarding the future performance of our business or a different market multiple in the valuation, this could have resulted in significant impairment losses. Additionally, we have $25 million of goodwill related to our 2008 acquisition of United Bakers in Russia. Fair value of the intangibles for this business exceeded carrying value in 2015. If we used modestly different assumptions regarding sales multiples and EBITDA in the valuation, this could have resulted in an impairment loss. Management will continue to monitor the situation closely.
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
To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 68% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis and future return expectations. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return have generally not been revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2016 of 8.5% equates to approximately the 57th percentile expectation of our model. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 32% of our global benefit plan assets.
Based on consolidated benefit plan assets at January 2, 2016, a 100 basis point increase or decrease in the assumed rate of return would correspondingly increase or decrease 2016 benefits expense by approximately

$55 million. For each of the three fiscal years, our actual return on plan assets exceeded (was less than) the recognized assumed return by the following amounts (in millions): 2015-$(666); 2014-$(41); 2013–$545.
To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components in our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 4.95%, our initial trend rate for 2016 of 5.00% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 0.25% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at January 2, 2016, a 100 basis point increase in the assumed health care cost trend rates would increase 2016 benefits expense by approximately $4 million and generate an immediate loss recognition of $89 million. A 100 basis point excess of 2016 actual health care claims cost over that calculated from the assumed trend rate would result in an experience loss of approximately $4 million and would increase 2016 expense by $0.2 million. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience loss arising from recognition of 2015 claims experience was approximately $3 million.
Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. At the end of 2014, we revised our mortality assumption after considering the Society of Actuaries' (SOA) updated mortality tables and improvement scale, as well as other mortality information available from the Social Security Administration to develop assumptions aligned with our expectation of future improvement rates. In determining the appropriate mortality assumptions as of January 2, 2016, we considered the SOA's 2015 updated improvement scale and believe our assumption remains appropriate.

To conduct our annual review of discount rates, we selected the discount rate based on a cash-flow matching analysis using Willis Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments constituting the projected benefit obligation for the plans. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. A similar methodology is applied in Canada and Europe, except the smaller bond markets imply that yields between the 10th and 90th percentiles are preferable. We use a December 31 measurement date for our defined benefit plans. Accordingly, we select discount rates to measure our benefit obligations that are consistent with market indices during December of each year.
Based on consolidated obligations at January 2, 2016, a 25 basis point decline in the weighted-average discount rate used for benefit plan measurement purposes would decrease 2016 benefits expense by approximately $2 million and would result in an immediate loss recognition of $222 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.
Despite the previously-described rigorous policies for selecting major actuarial assumptions, we periodically experience material differences between assumed and actual experience. During 2015, we recognized a net actuarial loss of approximately $418 million compared to a net actuarial loss of approximately $918 million in 2014. Of the total net loss recognized in 2015, approximately $(245) million was related primarily to favorable changes in the discount rate and other assumptions and $666 million was related to asset losses and $(3) million was related to a discrete benefit resulting from certain events affecting our benefit programs. Of the $918 million net loss recognized in 2014, approximately $911 million was related to unfavorable changes in the discount rate and mortality assumptions, and $41 million was related to asset losses, and $(34) million was related to a discrete benefit resulting from certain events affecting our benefit programs.
During 2015, we made contributions in the amount of $19 million to Kellogg’s global tax-qualified pension programs. This amount was mostly non-discretionary. Additionally we contributed $14 million to our retiree medical programs.
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
We recognize tax benefits associated with uncertain tax positions when, in our judgment, it is more likely than not that the positions will be sustained upon examination by a taxing authority. For tax positions that meet the more likely than not recognition threshold, we initially and subsequently measure the tax benefits as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, new or emerging legislation and tax planning. The tax position will be derecognized when it is no longer more likely than not of being sustained. Significant adjustments to our liability for unrecognized tax benefits impacting our effective tax rate are separately presented in the rate reconciliation table of Note 12 within Notes to Consolidated Financial Statements.

ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS
Recognition and measurement of financial assets and liabilities. In January 2016, the FASB issued an ASU which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. Entities should apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We will adopt the updated standard in the first quarter of 2018. We do not expect the adoption of this guidance to have a significant impact on our financial statements.

Balance sheet classification of deferred taxes. In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Entities should apply the new guidance either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. We are currently evaluating when we will adopt the updated standard and whether to use the prospective or retrospective method. Our year-end 2015 balance for current deferred tax assets and liabilities was $227 and $9 million, respectively.  Please see Note 12 for more information on our deferred tax assets and liabilities.

Simplifying the accounting for measurement-period adjustments. In September 2015, the FASB issued an ASU to simplify the accounting for measurement-period adjustments for items in a business combination. The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Entities should apply the new guidance prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier application permitted for financial statements that have not been issued. We will adopt the updated standard in the first quarter of 2016. We do not expect the adoption of this guidance to have a significant impact on our financial statements.

Simplifying the presentation of debt issuance costs. In April 2015, the FASB issued an ASU to simplify the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance on a retrospective basis. We will adopt the updated standard in the first quarter of 2016. We do not expect the adoption of this guidance to have a significant impact on our financial statements.

Customer's accounting for fees paid in a cloud computing arrangement. In April 2015, the FASB issued an ASU to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance either; 1) prospectively to all arrangements entered into or materially modified after the effective date or 2) retrospectively. We will adopt the updated standard prospectively in the first quarter of 2016. We do not expect the adoption of this guidance to have a significant impact on our financial statements.

Revenue from contracts with customers. In May 2014, the FASB issued an ASU which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. We will adopt the updated standard in the first quarter of 2018. We are currently evaluating the impact that implementing this ASU will have on our financial statements and disclosures, as well as whether we will use the retrospective or modified retrospective method of adoption.

FUTURE OUTLOOK
We expect during 2016 that Project K and zero-based budgeting savings will enable us to continue to invest in our businesses, our foods, and the categories in which we compete. We expect currency-neutral comparable net sales growth to be in the range of 1 to 3 percent. While our original 2016 guidance always included pricing to cover the impact of inflation in Venezuela, our latest outlook includes more pricing to offset inflation. While it is difficult to predict pricing actions that will be required in Venezuela, it is possible that currency-neutral comparable net sales growth could exceed our guidance range due to Venezuela.

We also expect currency-neutral comparable gross margin to be up slightly due to deflation resulting from material costs, savings from Project K and zero-based budgeting. This expectation for currency-neutral comparable gross margin excludes the impact of highly inflationary economies. Finally, we expect currency-neutral comparable operating profit growth in the range of 4 to 6 percent and currency-neutral comparable EPS to increase in the range of 6 to 8 percent.

We expect that full-year operating cash flow will be approximately $1.1 billion, including capital spending in the range of 4 to 5 percent of net sales. This capital spending expectation reflects much lower capital spending for Project K, but increased capital spending to support growth in our Pringles business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 13 within Notes to Consolidated Financial Statements for further information on our derivative financial and commodity instruments.
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
The total notional amount of foreign currency derivative instruments at year-end 2015 was $1.2 billion, representing a settlement receivable of $13 million. The total notional amount of foreign currency derivative instruments at year-end 2014 was $764 million, representing a settlement receivable of $23 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities, and mature within 18 months. Assuming an unfavorable 10% change in year-end exchange rates, the settlement receivable would have become a settlement obligation of $77 million at year-end 2015 and the settlement receivable at year-end 2014 would have become a settlement obligation of $53 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.

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

During 2015 we have experienced an increase in the amount of time it takes to exchange bolivars for U.S. dollars through the CENCOEX exchange. Given this economic backdrop, and upon review of current U.S. dollar cash needs in our Venezuela operations as of the quarter ended July 4, 2015, we concluded that we are no longer able to obtain sufficient U.S. dollars on a timely basis through the CENCOEX exchange to support our Venezuela operations, resulting in a decision to remeasure our Venezuela subsidiary's financial statements using the SIMADI rate. Please refer to Note 15 for more information regarding our operations in Venezuela and our change in foreign exchange rates.

As of July 4, 2015, certain non-monetary assets related to our Venezuelan subsidiary continued to be remeasured at historical exchange rates.  As these assets were utilized by our Venezuelan subsidiary during the second half of 2015 they were recognized in the income statement at historical exchange rates resulting in an unfavorable impact. During 2015, we recognized expense related to the utilization of a portion of these non-monetary assets, resulting in an unfavorable impact of approximately $17 million. We expect an additional unfavorable impact of approximately $4 million in 2016 related to the utilization of these remaining non-monetary assets. Including these impacts, the total impact of moving from the CENCOEX official rate to the SIMADI rate is anticipated to be $173 million, on a pre-tax basis, with $169 million recognized in 2015, or approximately $.42 on a fully-diluted EPS basis, plus an additional $4 million expected to be recognized in 2016.

In February 2016, the Venezuelan government announced a 59% devaluation of the CENCOEX official rate from 6.3 bolivars to 10.0 bolivars to the U.S. dollar.  Additionally the SICAD exchange rate was eliminated.  These changes are not expected to have a material impact on our results as we are currently using the SIMADI rate to remeasure our Venezuelan subsidiary’s financial statements.

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
During 2014, we entered into forward starting interest swaps with notional amounts totaling €500 million, as a hedge against interest rate volatility associated with a forecasted issuance of fixed rate debt to be used for general corporate purposes. These swaps were designated as cash flow hedges. During 2015 these forward starting interest swaps were settled and additional forward starting interest rate swaps with a notional amount totaling €600 million were entered into and were designated as cash flow hedges. These forward starting interest rate swaps were settled in March 2015, upon the issuance of fixed rate debt. A resulting aggregate loss of $12 million was recorded in accumulated other comprehensive income (loss) and will be amortized as interest expense over the life of the related fixed rate debt. Refer to Note 7 within Notes to Consolidated Financial Statements for further information related to the fixed rate debt issuance.
During 2015 we entered into new interest rate swaps with notional amounts totaling approximately $2.0 billion that were designated as fair value hedges of certain U.S. Dollar Notes. Additionally during 2015 we terminated interest rate swaps with notional amounts totaling approximately $4.3 billion which were previously designated as fair value hedges of certain U.S. Dollar Notes. Refer to Note 7 within Notes to Consolidated Financial Statements.
There were no outstanding interest rate swaps as of year-end 2015. The total notional amount of interest rate swaps at year-end 2014 was $3 billion, representing a settlement obligation of $12 million. As there were no interest rate swaps or variable rate debt outstanding at year-end 2015, changes in interest rates would have no impact to annual interest expense. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $36 million at year-end 2014.

Price risk
Our company is exposed to price fluctuations primarily as a result of anticipated purchases of raw and packaging materials, fuel, and energy. Primary exposures include corn, wheat, potato flakes, soybean oil, sugar, cocoa, cartonboard, natural gas, and diesel fuel. We have historically used the combination of long-term contracts with suppliers, and exchange-traded futures and option contracts to reduce price fluctuations in a desired percentage of forecasted raw material purchases over a duration of generally less than 18 months.
The total notional amount of commodity derivative instruments at year-end 2015 was $470 million, representing a settlement obligation of approximately $43 million. The total notional amount of commodity derivative instruments at year-end 2014 was $492 million, representing a settlement obligation of approximately $56 million. Assuming a 10% decrease in year-end commodity prices, the settlement obligation would have increased by approximately $27 million at year-end 2015, and $31 million at year-end 2014, generally offset by a reduction in the cost of the underlying commodity purchases.
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
Reciprocal collateralization agreements
In some instances we have reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a net liability position to us or our counterparties exceeds a certain amount. As of January 2, 2016 and January 3, 2015, we had no collateral posting requirements related to reciprocal collateralization agreements. As of January 2, 2016 and January 3, 2015, we posted $51 million and $50 million, respectively, in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)	2015	2014	2013
Net sales	$13,525	$14,580	$14,792
Cost of goods sold	8,844	9,517	8,689
Selling, general and administrative expense	3,590	4,039	3,266
Operating profit	$1,091	$1,024	$2,837
Interest expense	227	209	235
Other income (expense), net	(91)	10	4
Income before income taxes	773	825	2,606
Income taxes	159	186	792
Earnings (loss) from unconsolidated entities	—	(6)	(6)
Net income	$614	$633	$1,808
Net income (loss) attributable to noncontrolling interests	—	1	1
Net income attributable to Kellogg Company	$614	$632	$1,807
Per share amounts:
Basic	$1.74	$1.76	$4.98
Diluted	$1.72	$1.75	$4.94
Dividends per share	$1.98	$1.90	$1.80
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2015			2014			2013
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$614			$633			$1,808
Other comprehensive income:
Foreign currency translation adjustments	$(170)	$(26)	(196)	$(231)	$(32)	(263)	$(24)	$—	(24)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	8	(3)	5	(35)	18	(17)	11	(1)	10
Reclassification to net income	(23)	3	(20)	(10)	2	(8)	(6)	—	(6)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	—	—	—	(8)	3	(5)	17	(6)	11
Prior service credit (cost)	63	(24)	39	10	(3)	7	9	(2)	7
Reclassification to net income:
Net experience loss	3	(1)	2	3	(1)	2	5	(2)	3
Prior service cost	9	(3)	6	10	(3)	7	13	(4)	9
Other comprehensive income (loss)	$(110)	$(54)	$(164)	$(261)	$(16)	$(277)	$25	$(15)	$10
Comprehensive income			$450			$356			$1,818
Net income (loss) attributable to noncontrolling interests			—			1			1
Other comprehensive income (loss) attributable to noncontrolling interests			(1)			—			—
Comprehensive income attributable to Kellogg Company			$451			$355			$1,817
Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET

(millions, except share data)	2015	2014
Current assets
Cash and cash equivalents	$251	$443
Accounts receivable, net	1,344	1,276
Inventories	1,250	1,279
Other current assets	391	342
Total current assets	3,236	3,340
Property, net	3,621	3,769
Goodwill	4,968	4,971
Other intangibles, net	2,268	2,295
Investment in unconsolidated entities	456	1
Other assets	716	777
Total assets	$15,265	$15,153
Current liabilities
Current maturities of long-term debt	$1,266	$607
Notes payable	1,204	828
Accounts payable	1,907	1,528
Other current liabilities	1,362	1,401
Total current liabilities	5,739	4,364
Long-term debt	5,289	5,935
Deferred income taxes	685	726
Pension liability	946	777
Other liabilities	468	500
Commitments and contingencies	—	—
Equity
Common stock, $.25 par value, 1,000,000,000 shares authorized Issued: 420,315,589 shares in 2015 and 420,125,937 shares in 2014	105	105
Capital in excess of par value	745	678
Retained earnings	6,597	6,689
Treasury stock, at cost 70,291,514 shares in 2015 and 64,123,181 shares in 2014	(3,943)	(3,470)
Accumulated other comprehensive income (loss)	(1,376)	(1,213)
Total Kellogg Company equity	2,128	2,789
Noncontrolling interests	10	62
Total equity	2,138	2,851
Total liabilities and equity	$15,265	$15,153
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
	shares	amount			shares	amount
Balance, December 29, 2012	420	$105	$573	$5,615	58	$(2,943)	$(946)	$2,404	$61	$2,465	$1,021
Common stock repurchases					9	(544)		(544)		(544)
Net income (loss)				1,807				1,807	1	1,808	1,808
Dividends				(653)				(653)		(653)
Other comprehensive income							10	10		10	10
Stock compensation			28					28		28
Stock options exercised and other			25	(20)	(10)	488		493		493
Balance, December 28, 2013	420	$105	$626	$6,749	57	$(2,999)	$(936)	$3,545	$62	$3,607	$1,818
Common stock repurchases					11	(690)		(690)		(690)
Net income (loss)				632				632	1	633	633
Dividends				(680)				(680)	(1)	(681)
Other comprehensive loss							(277)	(277)		(277)	(277)
Stock compensation			29					29		29
Stock options exercised and other			23	(12)	(4)	219		230		230
Balance, January 3, 2015	420	$105	$678	$6,689	64	$(3,470)	$(1,213)	$2,789	$62	$2,851	$356
Common stock repurchases					11	(731)		(731)		(731)
Net income (loss)				614				614		614	614
Acquisition of noncontrolling interest									7	7
VIE deconsolidation									(58)	(58)
Dividends				(700)				(700)		(700)
Other comprehensive loss							(163)	(163)	(1)	(164)	(164)
Stock compensation			51					51		51
Stock options exercised and other	—		16	(6)	(5)	258		268		268
Balance, January 2, 2016	420	$105	$745	$6,597	70	$(3,943)	$(1,376)	$2,128	$10	$2,138	$450

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)	2015	2014	2013
Operating activities
Net income	$614	$633	$1,808
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	534	503	532
Postretirement benefit plan (income) expense	320	803	(1,078)
Deferred income taxes	(169)	(254)	317
Stock compensation	51	37	34
Venezuela remeasurement	169	—	15
VIE deconsolidation	(49)	—	—
Other	(13)	(125)	(15)
Postretirement benefit plan contributions	(33)	(53)	(48)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(127)	131	(50)
Inventories	(42)	(30)	112
Accounts payable	427	96	31
Accrued income taxes	29	87	4
Accrued interest expense	5	(2)	(9)
Accrued and prepaid advertising, promotion and trade allowances	7	(21)	(32)
Accrued salaries and wages	20	(7)	61
All other current assets and liabilities	(52)	(5)	125
Net cash provided by (used in) operating activities	$1,691	$1,793	$1,807
Investing activities
Additions to properties	$(553)	$(582)	$(637)
Acquisitions, net of cash acquired	(161)	—	—
Investments in unconsolidated entities	(456)	(6)	(6)
Other	43	15	2
Net cash provided by (used in) investing activities	$(1,127)	$(573)	$(641)
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	443	183	(524)
Issuances of notes payable, with maturities greater than 90 days	214	1,030	640
Reductions of notes payable, with maturities greater than 90 days	(283)	(1,124)	(442)
Issuances of long-term debt	696	952	645
Reductions of long-term debt	(606)	(960)	(762)
Net issuances of common stock	261	217	475
Common stock repurchases	(731)	(690)	(544)
Cash dividends	(700)	(680)	(653)
Other	—	9	24
Net cash provided by (used in) financing activities	$(706)	$(1,063)	$(1,141)
Effect of exchange rate changes on cash and cash equivalents	(50)	13	(33)
Increase (decrease) in cash and cash equivalents	$(192)	$170	$(8)
Cash and cash equivalents at beginning of period	443	273	281
Cash and cash equivalents at end of period	$251	$443	$273

Supplemental cash flow disclosures:
Interest paid	$228	$209	$234
Income taxes paid	$337	$414	$426

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$147	$136	$135

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
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2015 and 2013 fiscal years each contained 52 weeks and ended on January 2, 2016 and December 28, 2013, respectively. The Company’s 2014 fiscal year ended on January 3, 2015, and included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2014 included a 14th week.
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
Property
The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 5-30; office equipment 4-5; computer equipment and capitalized software 3-7; building components 15-25; building structures 30-50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. As of year-end 2015 and 2014, the carrying value of assets held for sale was insignificant.

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
Accounts payable
Beginning in 2014, the Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into this agreement is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under this arrangement. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers.  As of January 2, 2016, $501 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $407 million of those payment obligations to participating financial institutions. As of January 3, 2015, $236 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $184 million of those payment obligations to participating financial institutions.
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
Reportable segments are allocated service cost and amortization of prior service cost. All other components of pension and postretirement benefit expense, including interest cost, expected return on assets, and experience gains and losses are considered unallocated corporate costs and are not included in the measure of reportable segment operating results. See Note 17 for more information on reportable segments.
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

New accounting standards
Practical expedient for the measurement date of an employer's defined benefit obligation and plan assets. In April 2015, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) to provide a practical expedient for the measurement date of an employer’s defined benefit obligation and plan assets. For an entity with a fiscal year-end that does not coincide with a month-end, the amendments in this Update provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently to all plans from year to year. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance on a prospective basis. The Company early adopted the updated standard when measuring the fair value of plan assets at the end of its 2015 fiscal year with no impact to the Consolidated Financial Statements.

Presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists.  In July 2013, the FASB issued an ASU which provides guidance on financial statement presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This ASU is expected to eliminate diversity in practice resulting from lack of previously existing guidance. It applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforwards in the same tax jurisdiction as of the reporting date. The Company adopted the revised guidance in 2014 with no significant impact to the Consolidated Financial Statements.
Accounting standards to be adopted in future periods
Recognition and measurement of financial assets and liabilities. In January 2016, the FASB issued an ASU which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. Entities should apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company will adopt the updated standard in the first quarter of 2018. The Company does not expect the adoption of this guidance to have a significant impact on its financial statements.

Balance sheet classification of deferred taxes. In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Entities should apply the new guidance either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. The Company is currently evaluating when it will adopt the updated standard and whether to use the prospective or retrospective method. The year-end 2015 balance for current deferred tax assets and liabilities was

$227 million and $(9) million, respectively.  Please see Note 12 for more information on the Company’s deferred tax assets and liabilities.

Simplifying the accounting for measurement-period adjustments. In September 2015, the FASB issued an ASU to simplify the accounting for measurement-period adjustments for items in a business combination. The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Entities should apply the new guidance prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier application permitted for financial statements that have not been issued. The Company will adopt the updated standard in the first quarter of 2016. The Company does not expect the adoption of this guidance to have a significant impact on its financial statements.

Simplifying the presentation of debt issuance costs. In April 2015, the FASB issued an ASU to simplify the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance on a retrospective basis. The Company will adopt the updated standard in the first quarter of 2016. The Company does not expect the adoption of this guidance to have a significant impact on its financial statements.

Customer's accounting for fees paid in a cloud computing arrangement. In April 2015, the FASB issued an ASU to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance either; 1) prospectively to all arrangements entered into or materially modified after the effective date or 2) retrospectively. The Company will adopt the updated standard prospectively in the first quarter of 2016. The Company does not expect the adoption of this guidance to have a significant impact on its financial statements.

Revenue from contracts with customers. In May 2014, the FASB issued an ASU which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. The Company will adopt the updated standard in the first quarter of 2018. The Company is currently evaluating the impact that implementing this ASU will have on its financial statements and disclosures, as well as whether it will use the retrospective or modified retrospective method of adoption.

NOTE 2
GOODWILL AND OTHER INTANGIBLE ASSETS

Bisco Misr and Mass Foods acquisitions
In January 2015, the Company completed its acquisition of a majority interest in Bisco Misr, the number one packaged biscuits company in Egypt, for $125 million, or $117 million net of cash and cash equivalents acquired. In October 2015, the Company acquired additional ownership in Bisco Misr through payment of $13 million to non-controlling interests, which is reported as financing activity on the Consolidated Statement of Cash Flows. As of January 2, 2016, the Company owns greater than 95% of Bisco Misr outstanding shares.

In September 2015, the Company completed the acquisition of Mass Foods, Egypt's leading cereal company, for $46 million, or $44 million, net of cash and cash equivalents acquired, subject to certain purchase price adjustments.

The acquisitions were accounted for under the purchase method and were financed through cash on hand. The assets and liabilities of Bisco Misr and Mass Foods are included in the Consolidated Balance Sheet as of January 2, 2016 and the results of their operations subsequent to the acquisition date, which are immaterial, are included in the Consolidated Statement of Income within the Europe operating segment. In addition, the pro-forma effect of these acquisitions, if the acquisitions had been completed at the beginning of 2014, would have been immaterial.
The acquired assets and assumed liabilities include the following:

(millions)	January 18, 2015
Current assets	$21
Property	90
Goodwill	81
Intangible assets and other	46
Current liabilities	(24)
Other non current liabilities, primarily deferred taxes	(33)
Non-controlling interests	(20)
$161
Goodwill, which is not expected to be deductible for statutory tax purposes, is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded primarily reflects the value of providing an established platform to leverage the Company’s existing brands in the markets served by Bisco Misr and Mass Foods as well as any intangible assets that do not qualify for separate recognition. The allocation of purchase price for Bisco Misr was finalized in the 4th quarter of 2015. The allocation of the purchase price of Mass Foods is subject to revision when appraisals are finalized, which is expected to occur no later than the third quarter of 2016.

Changes in the carrying amount of goodwill are presented in the following table.

Changes in the carrying amount of goodwill
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 28, 2013*	$131	$3,589	$82	$470	$452	$89	$238	$5,051
Currency translation adjustment	—	—	—	(5)	(63)	(6)	(6)	(80)
January 3, 2015*	$131	$3,589	$82	$465	$389	$83	$232	$4,971
Additions	—	—	—	—	81	—	—	81
VIE deconsolidation	—	(21)	—	—	—	—	—	(21)
Currency translation adjustment	—	—	—	(9)	(39)	(7)	(8)	(63)
January 2, 2016	$131	$3,568	$82	$456	$431	$76	$224	$4,968
 * In conjunction with the establishment of the Kashi operating segment, included within the North America Other reportable segment, certain intangible assets were reallocated. All prior period balances were updated to conform with current presentation.

Intangible assets subject to amortization
(millions) Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 28, 2013	$8	$65	$—	$5	$42	$6	$10	$136
Currency translation adjustment	—	—	—	—	(4)	—	—	(4)
January 3, 2015	$8	$65	$—	$5	$38	$6	$10	$132
Additions	—	—	—	—	9	—	—	9
VIE deconsolidation	—	(23)	—	—	—	—	—	(23)
Currency translation adjustment	—	—	—	—	(2)	—	—	(2)
January 2, 2016	$8	$42	$—	$5	$45	$6	$10	$116

Accumulated Amortization
December 28, 2013	$8	$11	$—	$4	$4	$6	$1	$34
Amortization	—	5	—	—	3	—	1	9
January 3, 2015	$8	$16	$—	$4	$7	$6	$2	$43
VIE deconsolidation	—	(4)	—	—	—	—	—	(4)
Amortization (a)	—	4	—	—	4	—	—	8
January 2, 2016	$8	$16	$—	$4	$11	$6	$2	$47

Intangible assets subject to amortization, net
December 28, 2013	$—	$54	$—	$1	$38	$—	$9	$102
Amortization	—	(5)	—	—	(3)	—	(1)	(9)
Currency translation adjustment	—	—	—	—	(4)	—	—	(4)
January 3, 2015	$—	$49	$—	$1	$31	$—	$8	$89
Additions	—	—	—	—	9	—	—	9
VIE deconsolidation	—	(19)	—	—	—	—	—	(19)
Amortization (a)	—	(4)	—	—	(4)	—	—	(8)
Currency translation adjustment	—	—	—	—	(2)	—	—	(2)
January 2, 2016	$—	$26	$—	$1	$34	$—	$8	$69
(a) The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $7 million per year.

Intangible assets not subject to amortization
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 28, 2013*	$—	$1,625	$—	$158	$482	$—	$—	$2,265
Currency translation adjustment	—	—	—	—	(59)	—	—	(59)
January 3, 2015*	$—	$1,625	$—	$158	$423	$—	$—	$2,206
Additions	—	—	—	—	36	—	—	36
Currency translation adjustment	—	—	—	—	(43)	—	—	(43)
January 2, 2016	$—	$1,625	$—	$158	$416	$—	$—	$2,199
* In conjunction with the establishment of the Kashi operating segment, included within the North America Other reportable segment, certain intangible assets were reallocated. All prior period balances were updated to conform with current presentation.

NOTE 3
INVESTMENTS IN UNCONSOLIDATED ENTITIES

In September 2015, the Company acquired, for $445 million, a 50% interest in Multipro Singapore Pte. Ltd. (Multipro), a leading distributor of a variety of food products in Nigeria and Ghana and also obtained an option to acquire 24.5% of an affiliated food manufacturing entity under common ownership based on a fixed multiple of future earnings as defined in the agreement (Purchase Option). The amount paid, which was financed with cash on hand and commercial paper borrowings, is subject to purchase price adjustments, including the finalization of Multipro’s 2015 earnings as defined in the agreement.
The amount attributable to the Purchase Option of $77 million was recorded at cost and will be monitored for impairment through the exercise period. The Purchase Option becomes exercisable upon the earlier of the entity achieving a minimum level of earnings as defined in the agreement, in which case the Company has a one year exercise period, or 2020. The remaining $368 million paid for the 50% interest in Multipro is accounted for under the equity method of accounting
The difference between the amount paid for Multipro and the underlying equity in net assets is primarily attributable to intangible assets, a portion of which will be amortized in future periods, and goodwill.
Summarized combined financial information for the Company’s investments in unconsolidated entities is as follows (on a 100% basis):

Statement of Operations
(since time of investment in millions)	Period ended January 2, 2016
Net sales	$289
Gross profit	$44
Income before income taxes	$12
Net income	$5

Balance sheets	January 2, 2016
Current assets	$78
Non-current assets	$57
Current liabilities	$(81)
Non-current liabilities	$(25)

NOTE 4
RESTRUCTURING AND COST REDUCTION ACTIVITIES
The Company views its continued spending on restructuring and cost reduction activities as part of its ongoing operating principles to provide greater visibility in achieving its long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a 5-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.
Project K
Project K, a four-year efficiency and effectiveness program, was announced in November 2013 and is expected to generate a significant amount of savings that will be invested in key strategic areas of focus for the business. The Company expects that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow.
The focus of the program will be to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.
The Company currently anticipates that the program will result in total pre-tax charges, once all phases are approved and implemented, of $1.2 to $1.4 billion, with after-tax cash costs, including incremental capital expenditures, estimated to be $900 million to $1.1 billion. Based on current estimates and actual charges incurred to date, the Company expects the total project charges will consist of asset-related costs totaling $400 to $450 million which will consist primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs totaling $400 to $450 million which will include severance, pension and other termination benefits; and other costs totaling $400 to $500 million which will consist primarily of charges related to the design and implementation of global business capabilities. A significant portion of other costs are the result of the implementation of global business service centers which are intended to simplify and standardize business support processes.
The Company currently expects that total pre-tax charges related to Project K will impact reportable segments as follows: U.S. Morning Foods (approximately 18%), U.S. Snacks (approximately 13%), U.S. Specialty (approximately 1%), North America Other (approximately 10%), Europe (approximately 17%), Latin America (approximately 2%), Asia-Pacific (approximately 6%), and Corporate (approximately 33%). Certain costs impacting Corporate relate to additional initiatives to be approved and executed in the future. When these initiatives are fully defined and approved, the Company will update estimated costs by reportable segment as needed.
Since inception of Project K, the Company has recognized charges of $817 million that have been attributed to the program. The charges were comprised of $6 million being recorded as a reduction of revenue, $517 million being recorded in COGS and $294 million recorded in SGA.
Other Projects
In 2015 we initiated the implementation of a zero-based budgeting (ZBB) program in our North America business that is expected to deliver visibility to ongoing annual savings. In support of the ZBB initiative, we incurred pre-tax charges of approximately $12 million in 2015.
All Projects
During 2015, the Company recorded $323 million of charges associated with all cost reduction initiatives. The charges were comprised of $4 million being recorded as a reduction of revenue, $191 million being recorded in COGS and $128 million recorded in SGA expense.

During 2014, the Company recorded $298 million of charges associated with all cost reduction initiatives. The charges were comprised of $2 million million being recorded as a reduction of revenue, $152 million being recorded in COGS and $144 million recorded in SGA expense.
The Company recorded $250 million of costs in 2013 associated with cost reduction initiatives. The charges were comprised of $195 million being recorded in COGS and $55 million recorded in SGA expense.

The tables below provide the details for the charges incurred during 2015, 2014 and 2013 and program costs to date for all programs currently active as of January 2, 2016.

				Program costs to date
(millions)	2015	2014	2013	January 2, 2016
Employee related costs	$62	$90	$114	$259
Asset related costs	103	37	10	146
Asset impairment	18	21	70	105
Other costs	140	150	56	319
Total	$323	$298	$250	$829

				Program costs to date
(millions)	2015	2014	2013	January 2, 2016
U.S. Morning Foods	$58	$60	$109	$218
U.S. Snacks	50	57	30	126
U.S. Specialty	5	3	5	11
North America Other	63	18	11	90
Europe	74	80	27	173
Latin America	4	8	5	16
Asia Pacific	13	37	32	74
Corporate	56	35	31	121
Total	$323	$298	$250	$829
Employee related costs consisted of severance and pension charges. Asset impairments were recorded for fixed assets that were determined to be impaired and were written down to their estimated fair value. See Note 13 for more information. Asset related costs consist primarily of accelerated depreciation. Other costs incurred consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

At January 2, 2016 total project reserves were $88 million, related to severance payments and other costs of which a substantial portion will be paid in 2016 and 2017. The following table provides details for exit cost reserves.

(millions)	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 28, 2013	$66	$—	$—	$12	$78
2014 restructuring charges	90	21	37	150	298
Cash payments	(84)	—	(24)	(148)	(256)
Non-cash charges and other	24	(21)	(13)	—	(10)
Liability as of January 3, 2015	$96	$—	$—	$14	$110
2015 restructuring charges	62	18	103	140	323
Cash payments	(116)	—	(34)	(121)	(271)
Non-cash charges and other	13	(18)	(69)	—	(74)
Liability as of January 2, 2016	$55	$—	$—	$33	$88

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

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2015
Basic	$614	354	$1.74
Dilutive potential common shares		2	(0.02)
Diluted	$614	356	$1.72
2014
Basic	$632	358	$1.76
Dilutive potential common shares		2	(0.01)
Diluted	$632	360	$1.75
2013
Basic	$1,807	363	$4.98
Dilutive potential common shares		2	(0.04)
Diluted	$1,807	365	$4.94
The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (in millions): 2015-2.7; 2014-5.0; 2013-5.0.
Stock transactions
The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 8. The number of shares issued during the periods presented was (in millions): 2015–5; 2014–4; 2013–10. The Company issued shares totaling less than one million in each of the years presented under Kellogg Direct™ , a direct stock purchase and dividend reinvestment plan for U.S. shareholders.
In April 2013, the Company’s board of directors approved an authorization to repurchase up to $1 billion in shares through April 2014. In February 2014, the Company’s board of directors approved a new authorization to repurchase up to $1.5 billion in shares through December 2015. This authorization supersedes the April 2013 authorization and is intended to allow the Company to repurchase shares to offset issuances for employee benefit programs. In December 2015, the Company's board of directors approved an authorization to repurchase up to $1.5 billion in shares beginning in 2016 through December 2017.
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
During 2015, the Company repurchased 11 million million shares of common stock for a total of $731 million . During 2014, the Company repurchased 11 million million shares of common stock for a total of $690 million . During 2013, the Company repurchased 9 million shares of common stock at a total cost of $544 million.

Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all years presented consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience losses and prior service cost related to employee benefit plans. During the year ended January 2, 2016, the Company amended a U.S. postretirement health plan as well as a U.S. pension plan. As a result of the U.S. postretirement health plan amendment, a prior service credit was recognized in other comprehensive income with an offsetting reduction in the accumulated postretirement benefit obligation. The U.S. pension plan amendment increased the Company's pension benefit obligation with an offsetting increase in prior service costs in other comprehensive income. See Notes 9 and 10 for further details.

	2015			2014			2013
	Pre-tax	Tax (expense)	After-tax	Pre-tax	Tax (expense)	After-tax	Pre-tax	Tax (expense)	After-tax
	amount	benefit	amount	amount	benefit	amount	amount	benefit	amount
Net income			$614			$633			$1,808
Other comprehensive income:
Foreign currency translation adjustments	$(170)	$(26)	(196)	$(231)	$(32)	$(263)	$(24)	—	(24)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	8	(3)	5	(35)	18	(17)	11	(1)	10
Reclassification to net income	(23)	3	(20)	(10)	2	(8)	(6)	—	(6)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	—	—	—	(8)	3	(5)	17	(6)	11
Prior service credit (cost)	63	(24)	39	10	(3)	7	9	(2)	7
Reclassification to net income:
Net experience loss	3	(1)	2	3	(1)	2	5	(2)	3
Prior service cost	9	(3)	6	10	(3)	7	13	(4)	9
Other comprehensive income (loss)	$(110)	$(54)	$(164)	$(261)	$(16)	$(277)	$25	$(15)	$10
Comprehensive income			$450			$356			$1,818
Net income (loss) attributable to noncontrolling interests			—			1			1
Other comprehensive income (loss) attributable to noncontrolling interests			(1)			—			—
Comprehensive income attributable to Kellogg Company			$451			$355			$1,817

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) for the year ended January 2, 2016 and January 3, 2015, consisted of the following:

Details about AOCI Components	Amount reclassified from AOCI			Line item impacted within Income Statement
(millions)	2015	2014	2013
Gains and losses on cash flow hedges:
Foreign currency exchange contracts	$(40)	$(5)	$(10)	COGS
Foreign currency exchange contracts	2	(3)	(2)	SGA
Interest rate contracts	3	(9)	(4)	Interest expense
Commodity contracts	12	7	10	COGS
	$(23)	$(10)	$(6)	Total before tax
	3	2	—	Tax (expense) benefit
	$(20)	$(8)	$(6)	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$3	$3	$5	(a)
Prior service cost	9	10	13	(a)
	$12	$13	$18	Total before tax
	(4)	(4)	(6)	Tax (expense) benefit
	$8	$9	$12	Net of tax
Total reclassifications	$(12)	$1	$6	Net of tax
(a) See Note 9 and Note 10 for further details.
Accumulated other comprehensive income (loss) as of January 2, 2016 and January 3, 2015 consisted of the following:

(millions)	January 2, 2016	January 3, 2015
Foreign currency translation adjustments	$(1,314)	$(1,119)
Cash flow hedges — unrealized net gain (loss)	(39)	(24)
Postretirement and postemployment benefits:
Net experience loss	(16)	(18)
Prior service cost	(7)	(52)
Total accumulated other comprehensive income (loss)	$(1,376)	$(1,213)
Noncontrolling interests
In December 2012, the Company entered into a series of agreements with a third party including a subordinated loan (VIE Loan) of $44 million which is convertible into approximately 85% of the equity of the entity (VIE). Due to this convertible subordinated loan and other agreements, the Company determined that the entity was a variable interest entity, the Company was the primary beneficiary and the Company consolidated the financial statements of the VIE in the U.S. Snacks operating segment. During 2015, the 2012 Agreements were terminated and the VIE Loan, including related accrued interest and other receivables, were settled, resulting in a charge of $19 million, which was recorded as Other income (expenses) in the year ended January 2, 2016. Upon termination of the 2012 Agreements, the Company was no longer considered the primary beneficiary of the VIE, the VIE was deconsolidated, and the Company derecognized all assets and liabilities of the VIE, including an allocation of a portion of goodwill from the U.S. Snacks operating segment, resulting in a $67 million non-cash gain, which was recorded within SGA expense for the year ended January 2, 2016.

NOTE 6
LEASES AND OTHER COMMITMENTS
The Company’s leases are generally for equipment and warehouse space. Rent expense on all operating leases was (in millions): 2015-$189; 2014-$183; 2013-$174. During 2015, 2014 and 2013, the Company entered into less than $1 million in capital lease agreements.

At January 2, 2016, future minimum annual lease commitments under non-cancelable operating and capital leases were as follows:

(millions)	Operating leases	Capital leases
2016	$171	$2
2017	152	1
2018	119	1
2019	81	—
2020	62	—
2021 and beyond	87	1
Total minimum payments	$672	$5
Amount representing interest		—
Obligations under capital leases		5
Obligations due within one year		(2)
Long-term obligations under capital leases		$3
The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At January 2, 2016, the Company had not recorded any liability related to these indemnifications.

NOTE 7
DEBT
The following table presents the components of notes payable at year end January 2, 2016 and January 3, 2015:

(millions)	2015		2014
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$899	0.45%	$681	0.36%
Europe commercial paper	261	0.01	96	0.09
Bank borrowings	44		51
Total	$1,204		$828

The following table presents the components of long-term debt at year end January 2, 2016 and January 3, 2015:

(millions)	2015	2014
(a) 7.45% U.S. Dollar Debentures due 2031	$1,090	$1,090
(b) 1.25% Euro Notes due 2025	651	—
(c) 2.75% U.S. Dollar Notes due 2023	210	210
(d) 3.125% U.S. Dollar Notes due 2022	369	357
(e) 1.75% Euro Notes due 2021	541	597
(f) 4.0% U.S. Dollar Notes due 2020	861	842
(g) 4.15% U.S. Dollar Notes due 2019	514	497
(h) 3.25% U.S. Dollar Notes due 2018	412	410
(i) 2.05% Canadian Dollar Notes due 2017	217	259
(j) 1.75% U.S. Dollar Notes due 2017	400	396
(k) 1.875% U.S. Dollar Notes due 2016	502	504
(l) 4.45% U.S. Dollar Notes due 2016	753	760
(m) 1.125% U.S. Dollar Notes due 2015	—	350
(n) Floating-rate U.S. Dollar Notes due 2015	—	250
Other	35	20
	6,555	6,542
Less current maturities	(1,266)	(607)
Balance at year end	$5,289	$5,935

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

(b)
In March 2015, the Company issued €600 million (approximately $651 million at January 2, 2016, which reflects the discount and translation adjustments) of ten-year 1.25% Euro Notes due 2025, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 2.07%. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued.

(c)
In February 2013, the Company issued $400 million of ten-year 2.75% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including, together with cash on hand, to repay a portion of the Company’s $750 million 4.25% U.S. Dollar Notes that matured in March 2013. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement, was 2.74% . In March 2014, the Company redeemed $189 million of the Notes. In connection with the debt redemption, the Company reduced interest expense by $10 million , including $1 million of accelerated gains on interest rate swaps previously recorded in accumulated other comprehensive income, and incurred $2 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer.

(d)
In May 2012, the Company issued $700 million of ten-year 3.125% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount and interest rate swaps, was 2.69% at January 2, 2016. In March 2014, the Company redeemed $342 million of the Notes. In connection with the debt redemption, the Company reduced interest expense by $2 million and incurred $2 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer. The Company entered into interest rate swaps in 2013 and 2014 with notional amounts totaling $200 million and $158 million, respectively, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2015, the Company entered into and terminated a series of interest rate swaps and as of January 2, 2016 had terminated all interest rate swaps. The $13 million gain on termination at January 2, 2016 will be amortized to interest expense over the remaining term of the Notes. The fair value adjustment for the interest rate swaps was $1 million, at January 3, 2015, recorded as an increase in the hedged debt balance.

(e)
In May 2014, the Company issued €500 million  (approximately $541 million at January 2, 2016, which reflects the discount and translation adjustments) of seven-year 1.75% Euro Notes due 2021, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 2.18% . The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued.

(f)
In December 2010, the Company issued $1.0 billion of ten-year 4.0% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for incremental pension and postretirement benefit plan contributions and to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 2.98% at January 2, 2016. In March 2014, the Company redeemed $150 million of the Notes. In connection with the debt redemption, the Company incurred $12 million of interest expense offset by $7 million of accelerated gains on interest rate swaps previously recorded in accumulated other comprehensive income, and incurred $1 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer. The Company entered into interest rate swaps in 2013 and 2014 with notional amounts totaling $400 million and $300 million , respectively, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2015, the Company entered into and terminated a series of interest rate swaps and as of January 2, 2016 had terminated all interest rate swaps. The $14 million gain on termination at January 2, 2016 will be amortized to interest expense over the remaining term of the Notes. The fair value adjustment for the interest rate swaps was $3 million, at January 3, 2015, and was recorded as a decrease in the hedged debt balance.

(g)
In November 2009, the Company issued $500 million of ten-year 4.15% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its 6.6% U.S. Dollar Notes due 2011. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 3.52% at January 2, 2016. In 2012, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2015, the Company entered into and terminated a series of interest rate swaps and as of January 2, 2016 had terminated all interest rate swaps. The $15 million gain on termination at January 2, 2016 will be amortized to interest expense over the remaining term of the Notes. The fair value adjustment for the interest rate swaps was $2 million at January 3, 2015, and was recorded as a decrease in the hedged debt balance.

(h)
In May 2011, the Company issued $400 million of seven-year 3.25% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes including repayment of a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 2.52% at January 2, 2016. In 2011, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2013, the Company terminated all of the interest rate swaps and subsequently entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2015, the Company terminated all interest rate swaps, and the resulting unamortized gain of $12 million at January 2, 2016 will be amortized to interest expense over the remaining term of the Notes. The fair value adjustment for the interest rate swaps was $3 million at January 3, 2015, and was recorded as a decrease in the hedged debt balance.

(i)
In May 2014, the Company issued Cdn. $300 million (approximately $217 million USD at January 2, 2016, which reflects the discount and translation adjustments) of three-year 2.05% Canadian Dollar Notes due 2017, using the proceeds from these Notes, together with cash on hand, to repay the Company’s Cdn. $300 million, 2.10% Notes due 2014 at maturity. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 2.10% .

(j)
In May 2012, the Company issued $400 million of five-year 1.75% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount and interest rate swaps, was 1.71% at January 2, 2016. In 2013, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted the Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2015, the Company terminated all interest rate swaps, and the resulting unamortized gain of $1 million at January 2, 2016 will be amortized to interest expense over the remaining term of the Notes. The fair value adjustment for the interest rate swaps was $3 million, at January 3, 2015, and was recorded as a decrease in the hedged debt balance.

(k)
In November 2011, the Company issued $500 million of five-year 1.875% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes including repayment of a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 1.63% at January 2, 2016. In 2012, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In 2013, the Company terminated all of the interest rate swaps and subsequently entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In 2014, the Company terminated all of the interest rate swaps. The unamortized gain of $2 million at January 2, 2016 will be amortized to interest expense over the remaining term of the Notes.

(l)
In May 2009, the Company issued $750 million of seven-year 4.45% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 4.10% at January 2, 2016. The Company entered into interest rate swaps in 2011 and 2012 with notional amounts totaling $200 million and $550 million, respectively, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In 2013, the Company terminated all of the interest rate swaps. The unamortized gain of $3 million at January 2, 2016 will be amortized to interest expense over the remaining term of the Notes.

(m)
In May 2012, the Company issued $350 million of three-year 1.125% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount, was 1.16%. The Company redeemed these Notes in May 2015.

(n)
In February 2013, the Company issued $250 million of floating-rate U.S. Dollar Notes bearing interest at LIBOR plus 0.23% due February 2015. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand, to repay a portion the Company’s $750 million 4.25% U.S. Dollar Notes that matured in March 2013. The Company redeemed these Notes in February 2015.

All of the Company’s Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision.
The Company and two of its subsidiaries (the Issuers) maintain a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. There was $261 million and $96 million outstanding under this program as of January 2, 2016 and January 3, 2015, respectively.
At January 2, 2016, the Company had $2.3 billion of short-term lines of credit, virtually all of which were unused and available for borrowing on an unsecured basis. These lines were comprised principally of an unsecured Five-Year Credit Agreement, which the Company entered into in February 2014 and expires in 2019, replacing the Company’s unsecured Four-year Credit Agreement, which would have expired in March 2015. The Five-Year Credit Agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, which includes the ability to obtain letters of credit in an aggregate stated amount up to $75 million and swingline loans in aggregate principal amounts up to $200 million in U.S. Dollars and $400 million in Euros. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest.
The Company was in compliance with all covenants as of January 2, 2016.
Scheduled principal repayments on long-term debt are (in millions): 2016–$1,262; 2017–$627; 2018–$407; 2019–$506; 2020–$851; 2021 and beyond–$2,864.
Interest expense capitalized as part of the construction cost of fixed assets was (in millions): 2015–$4; 2014–$5; 2013–$2.
NOTE 8
STOCK COMPENSATION
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, restricted stock units and, to a lesser extent, executive performance shares and restricted stock grants. During 2015, the Company changed the mix of equity compensation, awarding an increasing number of restricted stock units and fewer stock option awards. The Company also sponsors a discounted stock purchase plan in the United States and matching-grant programs in several international locations. Additionally, the Company awards restricted stock to its outside directors. These awards are administered through several plans, as described within this Note.

The 2013 Long-Term Incentive Plan (2013 Plan), approved by shareholders in 2013, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2013 Plan, which replaced the 2009 Long-Term Incentive Plan (2009 Plan), authorizes the issuance of a total of (a) 22 million shares; plus (b) the total number of shares remaining available for future grants under the 2009 Plan. The total number of shares remaining available for issuance under the 2013 Plan will be reduced by two shares for each share issued pursuant to an award under the 2013 Plan other than a stock option or stock appreciation right, or potentially issuable pursuant to an outstanding award other than a stock option or stock appreciation right, which will in each case reduce the total number of shares remaining by one share for each share issued. The 2013 Plan includes several limitations on awards or payments to individual participants. Options granted under the 2013 and 2009 Plans generally vest over three years. At January 2, 2016, there were 16 million remaining authorized, but unissued, shares under the 2013 Plan.
The Non-Employee Director Stock Plan (2009 Director Plan) was approved by shareholders in 2009 and allows each eligible non-employee director to receive shares of the Company’s common stock annually. The number of shares granted pursuant to each annual award will be determined by the Nominating and Governance Committee of the Board of Directors. The 2009 Director Plan, which replaced the 2000 Non-Employee Director Stock Plan (2000 Director Plan), reserves 500,000 shares for issuance, plus the total number of shares as to which awards granted under the 2009 Director Plan or the 2000 Director Plans expire or are forfeited, terminated or settled in cash. Under both the 2009 and 2000 Director Plans, shares (other than stock options) are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the Grantor Trust). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board. Under the 2009 Director Plan, awards were as follows (number of shares): 2015-26,877; 2014-23,890; 2013-26,504.
The 2002 Employee Stock Purchase Plan was approved by shareholders in 2002 and permits eligible employees to purchase Company stock at a discounted price. This plan allows for a maximum of 2.5 million shares of Company stock to be issued at a purchase price equal to 95% of the fair market value of the stock on the last day of the quarterly purchase period. Total purchases through this plan for any employee are limited to a fair market value of $25,000 during any calendar year. At January 2, 2016, there were approximately 0.3 million remaining authorized, but unissued, shares under this plan. Shares were purchased by employees under this plan as follows (approximate number of shares): 2015–73,000; 2014–75,000; 2013–85,000. Options granted to employees to purchase discounted stock under this plan are included in the option activity tables within this note.

Additionally, an international subsidiary of the Company maintains a stock purchase plan for its employees. Subject to limitations, employee contributions to this plan are matched 1:1 by the Company. Under this plan, shares were granted by the Company to match an equal number of shares purchased by employees as follows (approximate number of shares): 2015–48,000; 2014–58,000; 2013–58,000.
Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2015	2014	2013
Pre-tax compensation expense	$55	$41	$38
Related income tax benefit	$20	$15	$14
As of January 2, 2016, total stock-based compensation cost related to non-vested awards not yet recognized was $62 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax benefits realized upon exercise or vesting of stock-based awards generally represent the tax benefit of the difference between the exercise price and the strike price of the option.
Cash used by the Company to settle equity instruments granted under stock-based awards was insignificant.

(millions)	2015	2014	2013
Total cash received from option exercises and similar instruments	$261	$217	$475
Tax benefits realized upon exercise or vesting of stock-based awards:
Windfall benefits classified as financing cash flow	$14	$11	$24
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

Stock option valuation model assumptions for grants within the year ended:	2015	2014	2013
Weighted-average expected volatility	16.00%	15.00%	15.00%
Weighted-average expected term (years)	6.87	7.34	7.44
Weighted-average risk-free interest rate	1.98%	2.35%	1.49%
Dividend yield	3.00%	3.00%	2.90%
Weighted-average fair value of options granted	$7.21	$6.70	$5.92

A summary of option activity for the year ended January 2, 2016 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of year	21	$56
Granted	3	64
Exercised	(5)	53
Forfeitures and expirations	—	60
Outstanding, end of year	19	$58	6.9	$264
Exercisable, end of year	10	$55	5.9	$180
Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data)	2014	2013
Outstanding, beginning of year	20	25
Granted	6	6
Exercised	(4)	(10)
Forfeitures and expirations	(1)	(1)
Outstanding, end of year	21	20
Exercisable, end of year	10	9
Weighted-average exercise price:
Outstanding, beginning of year	$54	$50
Granted	60	60
Exercised	50	48
Forfeitures and expirations	58	55
Outstanding, end of year	$56	$54
Exercisable, end of year	$53	$50
The total intrinsic value of options exercised during the periods presented was (in millions): 2015–$65; 2014–$56; 2013–$139.
Other stock-based awards
During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2013 and 2009 Plans.
In the first quarter of 2015, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year cumulative operating cash flow (CCF) and total shareholder return (TSR) of the Company's common stock relative to a select group of peer companies.
A Monte Carlo valuation was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of CCF achievement. Compensation cost related to CCF performance is revised for changes in the expected outcome. The 2015 target grant currently corresponds to approximately 172,000 shares, with a grant-date fair value of $58 per share.
In 2014 and 2013, the Company made performance share awards to a limited number of senior executive-level employees, which entitles these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year targets are achieved. The cumulative three-year targets involved operating profit and comparable net sales growth. Management estimates the fair value of performance share awards based on the market price of the underlying stock on the date of grant, reduced by the present value of estimated dividends foregone during the performance period. The 2014 and 2013 target grants (as revised for non-vested forfeitures and other adjustments) currently correspond to approximately 202,000 and 185,000 shares, respectively, with a grant-date fair value of $54 and $54 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved.

Based on the market price of the Company’s common stock at year-end 2015, the maximum future value that could be awarded on the vesting date was (in millions): 2015 award–$25; 2014 award–$29; and 2013 award–$27. The 2012 performance share award, payable in stock, was settled at 35% of target in February 2015 for a total dollar equivalent of $3 million.
The Company also grants restricted stock and restricted stock units to eligible employees under the 2013 Plan. Restrictions with respect to sale or transferability generally lapse after three years and, in the case of restricted stock, the grantee is normally entitled to receive shareholder dividends during the vesting period. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock and restricted stock unit activity for the year ended January 2, 2016, is presented in the following table:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted- average grant-date fair value
Non-vested, beginning of year	346	$54
Granted	617	59
Vested	(113)	50
Forfeited	(44)	58
Non-vested, end of year	806	$57
Additionally, restricted stock and restricted stock unit activity for 2014 and 2013 is presented in the following table:

Employee restricted stock and restricted stock units	2014	2013
Shares (in thousands):
Non-vested, beginning of year	318	316
Granted	114	139
Vested	(65)	(117)
Forfeited	(21)	(20)
Non-vested, end of year	346	318
Weighted-average exercise price:
Non-vested, beginning of year	$52	$50
Granted	56	52
Vested	51	51
Forfeited	53	47
Non-vested, end of year	$54	$52
The total fair value of restricted stock and restricted stock units vesting in the periods presented was (in millions): 2015–$7; 2014–$4; 2013–$6.

NOTE 9
PENSION BENEFITS
The Company sponsors a number of U.S. and foreign pension plans to provide retirement benefits for its employees. The majority of these plans are funded or unfunded defined benefit plans, although the Company does participate in a limited number of multiemployer or other defined contribution plans for certain employee groups. See Note 11 for more information regarding the Company’s participation in multiemployer plans. Defined benefits for salaried employees are generally based on salary and years of service, while union employee benefits are generally a negotiated amount for each year of service. Beginning in 2015, the Company used a December 31 measurement date for these plans and, when necessary, adjusts for plan contributions and significant events between December 31 and its fiscal year-end.

Obligations and funded status
The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2015	2014
Change in projected benefit obligation
Beginning of year	$5,570	$4,888
Service cost	114	106
Interest cost	206	225
Plan participants’ contributions	2	2
Amendments	25	4
Actuarial (gain)loss	(191)	754
Benefits paid	(262)	(281)
Curtailment and special termination benefits	(2)	—
Other	4	3
Foreign currency adjustments	(150)	(131)
End of year	$5,316	$5,570
Change in plan assets
Fair value beginning of year	$5,028	$5,014
Actual return on plan assets	(102)	390
Employer contributions	19	37
Plan participants’ contributions	2	2
Benefits paid	(235)	(261)
Other	4	3
Foreign currency adjustments	(132)	(157)
Fair value end of year	$4,584	$5,028
Funded status	$(732)	$(542)
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$231	$250
Other current liabilities	(17)	(15)
Other liabilities	(946)	(777)
Net amount recognized	$(732)	$(542)
Amounts recognized in accumulated other comprehensive income consist of
Prior service cost	$67	$59
Net amount recognized	$67	$59
The accumulated benefit obligation for all defined benefit pension plans was $4.9 billion and $5.1 billion at January 2, 2016 and January 3, 2015, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2015	2014
Projected benefit obligation	$3,769	$3,958
Accumulated benefit obligation	$3,574	$3,683
Fair value of plan assets	$2,835	$3,179

Expense
The components of pension expense are presented in the following table. Pension expense for defined contribution plans relates to certain foreign-based defined contribution plans and multiemployer plans in the United States in which the Company participates on behalf of certain unionized workforces.

(millions)	2015	2014	2013
Service cost	$114	$106	$133
Interest cost	206	225	203
Expected return on plan assets	(399)	(415)	(359)
Amortization of unrecognized prior service cost	13	14	16
Recognized net (gain)loss	303	782	(854)
Curtailment and special termination benefits	(1)	4	34
Pension (income)expense:
Defined benefit plans	236	716	(827)
Defined contribution plans	40	36	35
Total	$276	$752	$(792)
The estimated prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension expense over the next fiscal year is approximately $13 million.
The Company and certain of its subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2015 – $40 million; 2014 – $43 million; 2013 – $41 million. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.
Assumptions
The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2015	2014	2013
Discount rate	4.1%	3.9%	4.7%
Long-term rate of compensation increase	3.9%	4.0%	4.1%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2015	2014	2013
Discount rate	3.9%	4.7%	4.1%
Long-term rate of compensation increase	4.0%	4.1%	4.1%
Long-term rate of return on plan assets	8.3%	8.5%	8.5%
To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 68% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2015 of 8.5% equated to approximately the 57th percentile expectation. Refer to Note 1.
At the end of 2014, the Company revised their mortality assumption after considering the Society of Actuaries’ (SOA) updated mortality tables and improvement scale, as well as other mortality information available from the Social Security Administration to develop assumptions aligned with the Company’s expectation of future improvement rates. In determining the appropriate mortality assumptions as of January 2, 2016, the Company considered the SOA's 2015 updated improvement scale and believes its assumption is appropriate.
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
Beginning in 2016, the Company will change the method used to estimate the service and interest costs for pension and postretirement benefits. The new method utilizes a full yield curve approach to estimate service and interest costs by applying specific spot rates along the yield curve used to determine the benefit obligation of relevant projected cash outflows. Historically, the Company utilized a single weighted-average discount rate applied to projected cash outflows. The Company made the change to provide a more precise measurement of service and interest costs by aligning the timing of the plan's liability cash flows to the corresponding spot rate on the yield curve. The change does not impact the measurement of the plan's obligations. The Company has accounted for this change as a change in accounting estimate.
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
Buy-in annuity contracts:  Value based on the calculated pension benefit obligation covered by the non-participating annuity contracts at year-end.
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

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended January 2, 2016, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of January 2, 2016 summarized by level within the fair value hierarchy are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$83	$8	$—	$91
Corporate stock, common:
Domestic	608	—	—	608
International	109	—	—	109
Mutual funds:
International equity	—	441	—	441
Collective trusts:
Domestic equity	—	411	—	411
International equity	—	1,130	—	1,130
Eurozone sovereign debt	—	10	—	10
Other international debt	—	368	—	368
Limited partnerships	—	455	—	455
Bonds, corporate	—	419	—	419
Bonds, government	—	157	—	157
Bonds, other	—	49	—	49
Buy-in annuity contract	—	—	135	135
Real estate	—	—	135	135
Other	—	60	6	66
Total	$800	$3,508	$276	$4,584
The fair value of Plan assets at January 3, 2015 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$47	$44	$—	$91
Corporate stock, common:
Domestic	556	—	—	556
International	161	—	—	161
Mutual funds:
International equity	—	393	—	393
International debt	—	—	—	—
Collective trusts:
Domestic equity	—	594	—	594
International equity	—	1,261	—	1,261
Eurozone sovereign debt	—	11	—	11
Other international debt	—	534	—	534
Limited partnerships	—	475	—	475
Bonds, corporate	—	519	—	519
Bonds, government	—	172	—	172
Bonds, other	—	59	—	59
Real estate	—	—	130	130
Other	—	64	8	72
Total	$764	$4,126	$138	$5,028
There were no unfunded commitments to purchase investments at January 2, 2016 or January 3, 2015.
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

The current weighted-average target asset allocation reflected by this strategy is: equity securities–66%; debt securities–21%; real estate and other–13%. Investment in Company common stock represented 1.4% and 1.3% of consolidated plan assets at January 2, 2016 and January 3, 2015, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute approximately $28 million to its defined benefit pension plans during 2016.
Level 3 gains and losses
Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

(millions)	Bonds, corporate	Real estate	Buy-in Annuity Contract	Other	Total
December 28, 2013	$1	$125	—	$8	$134
Sales	(1)	(1)	—	—	(2)
Realized and unrealized gain	—	23	—	—	23
Currency translation	—	(17)	—	—	(17)
January 3, 2015	$—	$130	$—	$8	$138
Sales	—	(5)	—	(3)	(8)
Purchases	—	—	135	3	138
Realized and unrealized gain	—	16	—	(1)	15
Currency translation	—	(6)	—	(1)	(7)
January 2, 2016	$—	$135	$135	$6	$276
The net change in Level 3 assets includes a gain attributable to the change in unrealized holding gains or losses related to Level 3 assets held at January 2, 2016 and January 3, 2015 totaling $15 million and $23 million, respectively.
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2016–$416; 2017–$238; 2018–$243; 2019–$254; 2020–$265; 2021 to 2025–$1,501.

NOTE 10
NONPENSION POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
Postretirement
The Company sponsors a number of plans to provide health care and other welfare benefits to retired employees in the United States and Canada, who have met certain age and service requirements. The majority of these plans are funded or unfunded defined benefit plans, although the Company does participate in a limited number of multiemployer or other defined contribution plans for certain employee groups. The Company contributes to voluntary employee benefit association (VEBA) trusts to fund certain U.S. retiree health and welfare benefit obligations. Beginning in 2015, the Company used a December 31 measurement date for these plans and, when necessary, adjusts for plan contributions and significant events between December 31 and its fiscal year-end.

Obligations and funded status
The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2015	2014
Change in accumulated benefit obligation
Beginning of year	$1,288	$1,202
Service cost	29	28
Interest cost	48	55
Actuarial (gain) loss	(53)	116
Benefits paid	(57)	(62)
Curtailments	—	(28)
Amendments	(84)	(18)
Foreign currency adjustments	(8)	(5)
End of year	$1,163	$1,288
Change in plan assets
Fair value beginning of year	$1,204	$1,178
Actual return on plan assets	(65)	81
Employer contributions	14	16
Benefits paid	(69)	(71)
Fair value end of year	$1,084	$1,204
Funded status	$(79)	$(84)
Amounts recognized in the Consolidated Balance Sheet consist of
Other non-current assets	$—	$—
Other current liabilities	(2)	(2)
Other liabilities	(77)	(82)
Net amount recognized	$(79)	$(84)
Amounts recognized in accumulated other comprehensive income consist of
Prior service credit	(95)	(16)
Net amount recognized	$(95)	$(16)
Expense
Components of postretirement benefit expense (income) were:

(millions)	2015	2014	2013
Service cost	$29	$28	$34
Interest cost	48	55	50
Expected return on plan assets	(100)	(98)	(86)
Amortization of unrecognized prior service credit	(5)	(3)	(3)
Recognized net (gain) loss	112	133	(247)
Curtailment	—	(28)	1
Postretirement benefit expense:
Defined benefit plans	84	87	(251)
Defined contribution plans	14	14	13
Total	$98	$101	$(238)
The estimated prior service credit that will be amortized from accumulated other comprehensive income into nonpension postretirement benefit expense over the next fiscal year is expected to be approximately $9 million.
Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations were:

	2015	2014	2013
Discount rate	4.2%	4.0%	4.8%
The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2015	2014	2013
Discount rate	4.0%	4.8%	3.9%
Long-term rate of return on plan assets	8.5%	8.5%	8.5%

The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 9.
The assumed health care cost trend rate is 5.0% for 2016, decreasing gradually to 4.5% by the year 2018 and remaining at that level thereafter. These trend rates reflect the Company’s historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

(millions)	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$4	$(3)
Effect on postretirement benefit obligation	89	(72)

Plan assets
The fair value of Plan assets as of January 2, 2016 summarized by level within fair value hierarchy described in Note 9, are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$9	$13	$—	$22
Corporate stock, common:
Domestic	195	—	—	195
International	5	—	—	5
Mutual funds:
Domestic equity	—	52	—	52
International equity	—	111	—	111
Domestic debt	—	54	—	54
Collective trusts:
Domestic equity	—	150	—	150
International equity	—	148	—	148
Limited partnerships	—	166	—	166
Bonds, corporate	—	120	—	120
Bonds, government	—	48	—	48
Bonds, other	—	12	—	12
Other	—	1	—	1
Total	$209	$875	$—	$1,084
The fair value of Plan assets at January 3, 2015 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total
Cash and cash equivalents	$6	$27	$—	$33
Corporate stock, common:
Domestic	214	—	—	214
International	17	—	—	17
Mutual funds:
Domestic equity	—	153	—	153
International equity	—	120	—	120
Domestic debt	—	63	—	63
Collective trusts:
Domestic equity	—	53	—	53
International equity	—	164	—	164
Limited partnerships	—	174	—	174
Bonds, corporate	—	141	—	141
Bonds, government	—	54	—	54
Bonds, other	—	17	—	17
Other	—	1	—	1
Total	$237	$967	$—	$1,204

The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 9. The current target asset allocation is 75% equity securities and 25% debt securities. The Company currently expects to contribute approximately $15 million to its VEBA trusts during 2016.
There were no Level 3 assets during 2015 and 2014.
Postemployment
Under certain conditions, the Company provides benefits to former or inactive employees, including salary continuance, severance, and long-term disability, in the United States and several foreign locations. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension benefits in Note 9. The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2015	2014
Change in accumulated benefit obligation
Beginning of year	$104	$87
Service cost	7	7
Interest cost	4	4
Actuarial (gain)loss	—	8
Benefits paid	(6)	(9)
Amendments	—	8
Foreign currency adjustments	(1)	(1)
End of year	$108	$104
Funded status	$(108)	$(104)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(8)	$(8)
Other liabilities	(100)	(96)
Net amount recognized	$(108)	$(104)
Amounts recognized in accumulated other comprehensive income consist of
Net prior service cost	$6	$7
Net experience loss	27	30
Net amount recognized	$33	$37
Components of postemployment benefit expense were:

(millions)	2015	2014	2013
Service cost	$7	$7	$7
Interest cost	4	4	3
Amortization of unrecognized prior service cost	1	—	—
Recognized net loss	3	3	5
Postemployment benefit expense	$15	$14	$15
The estimated net experience loss and net prior service cost that will be amortized from accumulated other comprehensive income into postemployment benefit expense over the next fiscal year is $3 million and $1 million, respectively.
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2016	$71	$9
2017	72	8
2018	73	8
2019	73	8
2020	74	8
2021-2025	390	42

NOTE 11
MULTIEMPLOYER PENSION AND POSTRETIREMENT PLANS
The Company contributes to multiemployer defined contribution pension and postretirement benefit plans under the terms of collective-bargaining agreements that cover certain unionized employee groups in the United States. Contributions to these plans are included in total pension and postretirement benefit expense as reported in Note 9 and Note 10, respectively.

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

The Company’s participation in multiemployer pension plans for the year ended January 2, 2016, is outlined in the table below. The “EIN/PN” column provides the Employer Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status available for 2015 and 2014 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement(s) (CBA) to which the plans are subject.

		PPA Zone Status			Contributions (millions)
Pension trust fund	EIN/PN	2015	2014	FIP/RP Status	2015	2014	2013	Surcharge Imposed	Expiration Date of CBA
Bakery and Confectionary Union and Industry International Pension Fund (a)	52-6118572 / 001	Red - 12/31/2015	Red - 12/31/2014	Implemented	$5.1	$5.4	$5.2	Yes	7/31/2016 to 10/31/2017
Central States, Southeast and Southwest Areas Pension Fund (b)	36-6044243 / 001	Red - 12/31/2015	Red - 12/31/2014	Implemented	4.8	4.5	4.5	Yes	4/30/2016 to 7/31/2019
Western Conference of Teamsters Pension Trust ( c )	91-6145047 / 001	Green - 12/31/2015	Green - 12/31/2014	NA	1.6	1.6	1.5	No	1/31/2018 to 10/31/2018
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424 / 001	Red - 6/30/2016	Red - 6/30/2015	Implemented	0.5	0.5	0.5	No	9/28/2019
Local 734 Pension Plan	51-6040136 / 001	Red - 4/30/2016	Red - 4/30/2015	Implemented	0.3	0.3	0.3	Yes	4/1/2019
Twin Cities Bakery Drivers Pension Plan	41-6172265 / 001	Green - 12/31/2015	Green - 12/31/2014	NA	0.2	0.2	0.2	Yes	5/31/2018
Upstate New York Bakery Drivers and Industry Pension Fund	15-0612437 / 001	Green - 6/30/2015	Green - 6/30/2014	NA	0.2	0.2	0.1	No	9/10/2017
Other Plans					2.0	2.0	2.2
Total contributions:					$14.7	$14.7	$14.5

(a)
The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 70 percent of the Company’s participants in this fund are covered by a single CBA that expires on 4/30/2017.

(b)
The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 40 percent of the Company’s participants in this fund are covered by a single CBA that expires on 9/30/2018.

(c)
The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 40 percent of the Company’s participants in this fund are covered by a single CBA that expires on 3/24/2018.

The Company was listed in the Forms 5500 of the following plans as of the following plan year ends as providing more than 5 percent of total contributions:

Pension trust fund	Contributions to the plan exceeded more than 5% of total contributions (as of the Plan’s year end)
Hagerstown Motor Carriers and Teamsters Pension Fund	6/30/2014, 6/30/2013 and 6/30/2012
Local 734 Pension Plan	4/30/2015, 4/30/2014 and 4/30/2013
Twin Cities Bakery Drivers Pension Plan	12/31/2014, 12/31/2013 and 12/31/2012
Upstate New York Bakery Drivers and Industry Pension Fund	6/30/15, 6/30/2014 and 6/30/2013
At the date the Company’s financial statements were issued, certain Forms 5500 were not available for the plan years ending in 2015.
In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multiemployer pension plan has unfunded vested benefits and the Company decreases or ceases participation in that plan. The Company has recognized net estimated withdrawal expense related to curtailment and special termination benefits associated with the Company’s withdrawal from certain multiemployer plans aggregating (in millions): 2015 – $(2); 2014 – $0; 2013 – $0.
Postretirement benefits
Multiemployer postretirement benefit plans provide health care and other welfare benefits to active and retired employees who have met certain age and service requirements. Contributions to multiemployer postretirement benefit plans were (in millions): 2015 – $14; 2014 – $14; 2013 – $13.

NOTE 12
INCOME TAXES
The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2015	2014	2013
Income before income taxes
United States	$551	$502	$2,102
Foreign	222	323	504
	773	825	2,606
Income taxes
Currently payable
Federal	212	301	302
State	42	36	68
Foreign	74	103	105
	328	440	475
Deferred
Federal	(136)	(186)	331
State	(14)	(14)	(2)
Foreign	(19)	(54)	(12)
	(169)	(254)	317
Total income taxes	$159	$186	$792

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2015	2014	2013
U.S. statutory income tax rate	35.0	35.0%	35.0%
Foreign rates varying from 35%	(9.6)	(7.9)	(3.5)
State income taxes, net of federal benefit	2.3	1.7	1.7
Cost (benefit) of remitted and unremitted foreign earnings	(4.4)	(0.1)	(0.4)
U.S. deduction for qualified production activities	(2.3)	(2.8)	(0.9)
Statutory rate changes, deferred tax impact	(0.8)	(0.4)	(0.5)
VIE deconsolidation	(2.3)	—	—
Venezuela remeasurement	5.0	—	—
Other	(2.3)	(2.9)	(1.0)
Effective income tax rate	20.6%	22.6%	30.4%
As presented in the preceding table, the Company’s 2015 consolidated effective tax rate was 20.6%, as compared to 22.6% in 2014 and 30.4% in 2013.

The 2015 effective income tax rate benefited due to mark-to-market loss adjustments to the Company’s pension plans in primarily higher tax jurisdictions.  This results in a greater percentage of total income being generated in lower tax jurisdictions and permanent tax differences in the U.S. having a higher percentage impact on the tax rate.  In addition, the tax rate benefited from a reduction in tax related to current year remitted and unremitted earnings. The VIE deconsolidation, described in Note 5, included a $67 million non-cash non-taxable gain which positively impacted the tax rate.  During 2015, the Company recorded pre-tax charges of $112 million in the Latin America operating segment due to the devaluation of the Venezuelan currency which had no associated tax benefit.  As of January 2, 2016 substantially all foreign earnings were considered permanently invested.  Accumulated foreign earnings of approximately $2.0 billion, primarily in Europe, were considered indefinitely reinvested.  Due to the varying tax laws around the world and fluctuation in foreign exchange rates, it is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, would be dependent on circumstances existing when a repatriation, sale, or liquidation occurs.
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
The 2013 effective income tax rate was negatively impacted by income generated from mark-to-market adjustments for the Company’s pension plans that was generally incurred in jurisdictions with tax rates higher than the effective income tax rate. As of December 28, 2013, the Company recorded a deferred tax liability of $2 million related to $24 million of foreign earnings not considered indefinitely reinvested. Accumulated foreign earnings of approximately $2.2 billion , primarily in Europe and Mexico, were considered indefinitely reinvested. Due to varying tax laws around the world and fluctuations in foreign exchange rates, it is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, would be dependent on circumstances existing when a repatriation, sale or liquidation occurs.
Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2015 and 2014 were $55 million and $54 million, respectively, with related valuation allowances at year-end 2015 and 2014 of $45 million and $39 million, respectively. Of the total carryforwards at year-end 2015, substantially all will expire after 2019.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2015 and 2014. Deferred tax assets on employee benefits increased in 2015 due to lower asset returns and discount rate decreases associated with the Company’s pension and postretirement plans.

	Deferred tax assets		Deferred tax liabilities
(millions)	2015	2014	2015	2014
U.S. state income taxes	$13	$10	$43	$49
Advertising and promotion-related	15	21	—	—
Wages and payroll taxes	21	36	—	—
Inventory valuation	31	—	—	—
Employee benefits	366	305	—	—
Operating loss and credit carryforwards	55	54	—	—
Hedging transactions	43	48	—	—
Depreciation and asset disposals	—	—	345	352
Trademarks and other intangibles	—	—	576	555
Deferred compensation	35	35	—	—
Stock options	42	38	—	—
Unremitted foreign earnings	—	—	—	1
Other	86	84	—	—
	707	631	964	957
Less valuation allowance	(63)	(51)	—	—
Total deferred taxes	$644	$580	$964	$957
Net deferred tax asset (liability)	$(320)	$(377)
Classified in balance sheet as:
Other current assets	$227	$184
Other current liabilities	(9)	(10)
Other assets	147	175
Other liabilities	(685)	(726)
Net deferred tax asset (liability)	$(320)	$(377)
The change in valuation allowance reducing deferred tax assets was:

(millions)	2015	2014	2013
Balance at beginning of year	$51	$61	$59
Additions charged to income tax expense	23	9	17
Reductions credited to income tax expense	(7)	(3)	(3)
Other (a)	—	—	(10)
Currency translation adjustments	(4)	(16)	(2)
Balance at end of year	$63	$51	$61

(a)	Reduction due to the disposition of a business resulting in deferred tax asset and valuation allowance being eliminated.

Uncertain tax positions
The Company is subject to federal income taxes in the U.S. as well as various state, local, and foreign jurisdictions. The Company’s 2015 provision for U.S. federal income taxes represents approximately 50% of the Company’s consolidated income tax provision. The Company was chosen to participate in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP) beginning with the 2008 tax year. As a result, with limited exceptions, the Company is no longer subject to U.S. federal examinations by the IRS for years prior to 2015. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions.
As of January 2, 2016, the Company has classified $13 million of unrecognized tax benefits as a current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the current liability balance expected to be settled within one year, offset by approximately $8 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended January 2, 2016, January 3, 2015 and December 28, 2013. For the 2015 year, approximately $48 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2015	2014	2013
Balance at beginning of year	$78	$79	$80
Tax positions related to current year:
Additions	8	7	9
Tax positions related to prior years:
Additions	9	10	17
Reductions	(12)	(12)	(13)
Settlements	(10)	(2)	(14)
Lapses in statutes of limitation	—	(4)	—
Balance at end of year	$73	$78	$79
For the year ended January 2, 2016, the Company paid tax-related interest totaling $3 million reducing the accrual balance to $17 million at year end. For the year ended January 3, 2015, the Company recognized an increase of $3 million of tax-related interest resulting in an accrual balance of $20 million at January 3, 2015. For the year ended December 28, 2013, the Company recognized an increase of $4 million of tax-related interest and payments of $6 million, resulting in an accrual balance of approximately $17 million accrued at December 28, 2013.

NOTE 13
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
Total notional amounts of the Company’s derivative instruments as of January 2, 2016 and January 3, 2015 were as follows:

(millions)	2015	2014
Foreign currency exchange contracts	$1,210	$764
Interest rate contracts	—	2,958
Commodity contracts	470	492
Total	$1,680	$4,214
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at January 2, 2016 and January 3, 2015, measured on a recurring basis.
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
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of January 2, 2016 or January 3, 2015.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of January 2, 2016 and January 3, 2015:
Derivatives designated as hedging instruments:

	2015			2014
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$11	$11	$—	$29	$29
Interest rate contracts (a):
Other assets	—	—	—	—	7	7
Total assets	$—	$11	$11	$—	$36	$36
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(10)	$(10)	$—	$(6)	$(6)
Interest rate contracts:
Other current liabilities	—	—	—	—	(3)	(3)
Other liabilities	—	—	—	—	(16)	(16)
Commodity contracts:
Other current liabilities	—	(14)	(14)	—	(12)	(12)
Other liabilities	—	—	—	—	(11)	(11)
Total liabilities	$—	$(24)	$(24)	$—	$(48)	$(48)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.5 billion as of January 3, 2015.
Derivatives not designated as hedging instruments:

	2015			2014
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$18	$18	$—	$—	$—
Commodity contracts:
Other current assets	4	—	4	7	—	7
Total assets	$4	$18	$22	$7	$—	$7
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	(6)	$(6)	$—	$—	$—
Commodity contracts:
Other current liabilities	(33)	—	(33)	(36)	—	(36)
Other liabilities	—	—	—	(4)	—	(4)
Total liabilities	$(33)	$(6)	$(39)	$(40)	$—	$(40)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries foreign currency denominated net assets. The carrying value of this debt was $1.2 billion and $600 million as of January 2, 2016 and January 3, 2015, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of January 2, 2016 and January 3, 2015 would be adjusted as detailed in the following table:

As of January 2, 2016:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$33	$(12)	$—	$21
Total liability derivatives	$(63)	$12	$51	$—

As of January 3, 2015:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$43	$(29)	$—	$14
Total liability derivatives	$(88)	$29	$50	$(9)

The effect of derivative instruments on the Consolidated Statement of Income for the years ended January 2, 2016 and January 3, 2015 were as follows:
Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		2015	2014
Foreign currency exchange contracts	OIE	$(4)	$3
Interest rate contracts	Interest expense	20	17
Total		$16	$20

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (Loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	2015	2014		2015	2014		2015	2014
Foreign currency exchange contracts	$26	$34	COGS	$40	$5	OIE	$(3)	$(4)
Foreign currency exchange contracts	(6)	4	SGA expense	(2)	3	OIE	—	—
Interest rate contracts	(9)	(69)	Interest expense	(3)	9	N/A	—	—
Commodity contracts	(3)	(4)	COGS	(12)	(7)	OIE	—	—
Total	$8	$(35)		$23	$10		$(3)	$(4)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	2015	2014
Foreign currency denominated long-term debt	$70	$86
Total	$70	$86

Derivatives not designated as hedging instruments
(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		2015	2014
Foreign currency exchange contracts	COGS	$16	$—
Foreign currency exchange contracts	OIE	8	1
Interest rate contracts	Interest expense	—	(4)
Commodity contracts	COGS	(63)	(73)
Commodity contracts	SGA	(5)	(5)
Total		$(44)	$(81)

During the next 12 months, the Company expects $14 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at January 2, 2016 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on January 2, 2016 was $14 million. If the credit-risk-related contingent features were triggered as of January 2, 2016, the Company would be required to post collateral of $14 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of January 2, 2016 triggered by credit-risk-related contingent features.

Other fair value measurements
2015 Fair Value Measurements on a Nonrecurring Basis
As part of Project K the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. See Note 4 for more information regarding Project K.
During 2015, long-lived assets of $31 million related to a manufacturing facility in the Company's North America Other reportable segment, were written down to an estimated fair value of $13 million due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
Additionally during 2015, the Company moved from the CENCOEX foreign currency official exchange rate to the SIMADI foreign currency exchange rate for purposes of remeasuring the financial statements of its Venezuelan subsidiary. In connection with this change in foreign currency exchange rates, the Company also evaluated the carrying value of the long lived assets related to its Venezuelan subsidiary. See Note 15 for more information regarding Venezuela. During 2015, long-lived assets with a carrying value of $51 million were written down to an estimated fair value of $2 million. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
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
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at January 2, 2016:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$1,266	$1,266
Long-term debt	5,635	5,289
Total	$6,901	$6,555
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. If these counterparties fail to perform according to the terms of derivative contracts, this could result in a loss to the Company. As of January 2, 2016, there were no counterparties that represented a significant concentration of credit risk to the Company.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. As of January 2, 2016, the Company had no collateral posting requirements related to reciprocal collateralization agreements. As of January 2, 2016, the Company posted $51 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 29% of consolidated trade receivables at January 2, 2016.

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

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at January 2, 2016. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

In connection with the Company’s previous labor negotiations with the union representing the work-force at its Memphis, TN cereal production facility, the National Labor Relations Board (NLRB) filed a complaint alleging unfair labor practices under the National Labor Relations Act in March 2014. In July 2014, a U.S. District Court judge ruled that the Memphis employees were entitled to return to work while the underlying litigation continues and employees have subsequently returned to work. In August 2014, an NLRB Administrative Law Judge dismissed the complaint that initiated the underlying litigation. In May 2015, the NLRB reversed the decision of the Administrative Law Judge in favor of the union. The Company is appealing this decision and the case continues. This litigation is not expected to have a material effect on the production or distribution of products from the Memphis, TN facility or a material financial impact on the Company. As of January 2, 2016, the Company has not recorded a liability related to this matter as an adverse outcome is not considered probable. The Company will continue to evaluate the likelihood of potential outcomes for this case as the litigation continues.

NOTE 15
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
From February 2013 through July 4, 2015, the Company used the CENCOEX official rate, which was 6.3 bolivars to the U.S. dollar, to remeasure its Venezuelan subsidiary’s financial statements to U.S. dollars. The CENCOEX official rate is presently restricted toward goods and services for industry sectors considered essential, which are primarily food, medicines and a few others and was still 6.3 bolivars to the U.S. dollar at January 2, 2016.
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

As of January 2, 2016, the published SICAD and SIMADI rates offered were 13.5 and 200.0 bolivars to the U.S. dollar, respectively.
The Company continues to manufacture and sell products in Venezuela as well as import limited raw materials, packaging and spare parts, where the Company has a history of successfully exchanging bolivars for U.S. dollars to pay certain vendors as required under the terms of the related purchasing arrangements. While the Company continues to qualify for participation in CENCOEX at the official rate, there has been a continued reduction in the level of U.S. dollars available to exchange, in part due to recent declines in the price of oil and the overall decline of the macroeconomic environment within the country. During 2015, the Company has experienced an increase in the amount of time it takes to exchange bolivars for U.S. dollars through the CENCOEX exchange. Given this economic backdrop, and upon review of U.S. dollar cash needs in the Company's Venezuela operations as of the quarter ended July 4, 2015, the Company concluded that it is no longer able to obtain sufficient U.S. dollars on a timely basis through the CENCOEX exchange to support its Venezuela operations resulting in a decision to remeasure our Venezuela subsidiary's financial statements using the SIMADI rate. The Company has evaluated all of the facts and circumstances surrounding its Venezuelan business and determined that as of January 2, 2016, the SIMADI rate continues to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements.
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
For the year ended January 2, 2016, Venezuela represented approximately 2% of total net sales as the CENCOEX official rate was used to remeasure the Venezuelan subsidiary’s income statement through July 4, 2015. As of January 2, 2016, the Company’s net monetary assets denominated in the Venezuelan bolivar were immaterial after applying the SIMADI exchange rate. As of January 3, 2015 the Company’s net monetary assets denominated in the Venezuelan bolivar were approximately $100 million using the CENCOEX official rate.
The Company continues to monitor and actively manage its investment and exposures in Venezuela. The Company’s Venezuelan business does not rely heavily on imports and when items are imported, they are largely exchanged at the CENCOEX official rate however, the Company considers it reasonably possible to utilize alternate exchange mechanisms in the future. The Company is continuing to take actions to further reduce its reliance on imports in order to run its operations without the need for U.S. dollars, including the elimination of imported ingredients where possible and developing a local supply for parts and materials. Less than 2% of the total raw material needs of the Company's Venezuela operations are imported. The Company will continue to monitor local conditions and its ability to obtain U.S. dollars through the various exchange mechanisms available to determine the appropriate rate for remeasurement.

NOTE 16
QUARTERLY FINANCIAL DATA (unaudited)

	Net sales		Gross profit
(millions)	2015	2014	2015	2014
First	$3,556	$3,742	$1,245	$1,504
Second	3,498	3,685	1,241	1,411
Third	3,329	3,639	1,233	1,292
Fourth	3,142	3,514	962	856
	$13,525	$14,580	$4,681	$5,063

	Net income attributable to Kellogg Company		Per share amounts
(millions)	2015	2014	2015		2014
			Basic	Diluted	Basic	Diluted
First	$227	$406	$0.64	$0.64	$1.13	$1.12
Second	223	295	0.63	0.63	0.82	0.82
Third	205	224	0.58	0.58	0.63	0.62
Fourth	(41)	(293)	(0.12)	(0.12)	(0.82)	(0.82)
	$614	$632
The principal market for trading Kellogg shares is the New York Stock Exchange (NYSE). At January 2, 2016, the closing price (on the NYSE) was $72.27 and there were 35,704 shareholders of record.
Dividends paid per share and the quarterly price ranges on the NYSE during the last two years were:

	Dividend per share	Stock price
2015 — Quarter		High	Low
First	$0.49	$69.84	$61.97
Second	0.49	66.38	61.31
Third	0.50	69.77	62.74
Fourth	0.50	73.51	66.03
	$1.98
2014 — Quarter
First	$0.46	$62.13	$56.90
Second	0.46	69.39	62.62
Third	0.49	66.41	59.83
Fourth	0.49	67.24	59.70
	$1.90
During 2015, the Company recorded the following charges / (gains) in operating profit:

	2015
(millions)	First	Second	Third	Fourth	Full Year
Restructuring and cost reduction charges	$68	$90	$85	$80	$323
(Gains) / losses on mark-to-market adjustments	67	(35)	27	387	446
	$135	$55	$112	$467	$769
During 2014, the Company recorded the following charges / (gains) in operating profit:

	2014
(millions)	First	Second	Third	Fourth	Full Year
Restructuring and cost reduction charges	$54	$78	$92	$74	$298
(Gains) / losses on mark-to-market adjustments	(116)	12	66	822	784
	$(62)	$90	$158	$896	$1,082

NOTE 17
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
The Company manages its operations through 9 operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. The reportable segments are discussed in greater detail below.
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
The 3 remaining reportable segments are based on geographic location — Europe which consists principally of European countries; Latin America which consists of Central and South America and includes Mexico; and Asia Pacific which consists of Sub-Saharan Africa, Australia and other Asian and Pacific markets.
The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Intercompany transactions between operating segments were insignificant in all periods presented.

(millions)	2015	2014	2013
Net sales
U.S. Morning Foods	$2,992	$3,108	$3,195
U.S. Snacks	3,234	3,329	3,379
U.S. Specialty	1,181	1,198	1,202
North America Other	1,687	1,864	1,940
Europe	2,497	2,869	2,843
Latin America	1,015	1,205	1,195
Asia Pacific	919	1,007	1,038
Consolidated	$13,525	$14,580	$14,792
Operating profit
U.S. Morning Foods	$474	$479	$469
U.S. Snacks	385	364	424
U.S. Specialty	260	266	265
North America Other	178	295	314
Europe	247	232	249
Latin America	9	169	157
Asia Pacific	54	53	67
Total Reportable Segments	1,607	1,858	1,945
Corporate	(516)	(834)	892
Consolidated	$1,091	$1,024	$2,837
Depreciation and amortization (a)
U.S. Morning Foods	$123	$136	$181
U.S. Snacks	135	166	144
U.S. Specialty	11	10	8
North America Other	74	32	30
Europe	120	92	84
Latin America	28	32	29
Asia Pacific	29	31	40
Total Reportable Segments	520	499	516
Corporate	14	4	16
Consolidated	$534	$503	$532

(a)	Includes asset impairment charges as discussed in Note 13.

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by Management for the Company’s internationally-based reportable segments as shown below.

(millions)	2015	2014	2013
Interest expense
North America Other	$5	$6	$6
Europe	5	5	6
Latin America	5	3	1
Asia Pacific	2	1	3
Corporate	210	194	219
Consolidated	$227	$209	$235
Income taxes
Europe	$10	$(3)	$4
Latin America	34	42	35
Asia Pacific	—	(1)	6
Corporate & North America	115	148	747
Consolidated	$159	$186	$792
Management reviews balance sheet information, including total assets, based on geography. For all North American-based operating segments, balance sheet information is reviewed by Management in total and not on an individual operating segment basis.

(millions)	2015	2014	2013
Total assets
North America	$10,363	$10,489	$10,643
Europe	3,742	2,893	3,007
Latin America	587	905	1,052
Asia Pacific	1,106	1,111	1,049
Corporate	1,198	1,796	2,583
Elimination entries	(1,731)	(2,041)	(2,860)
Consolidated	$15,265	$15,153	$15,474
Additions to long-lived assets
North America	$342	$295	$296
Europe	110	129	182
Latin America	23	31	70
Asia Pacific	76	120	85
Corporate	2	7	4
Consolidated	$553	$582	$637
The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 21% of consolidated net sales during 2015, 2014, and 2013, comprised principally of sales within the United States.
Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2015	2014	2013
Net sales
United States	$8,560	$8,876	$9,060
All other countries	4,965	5,704	5,732
Consolidated	$13,525	$14,580	$14,792
Long-lived assets
United States	$2,220	$2,283	$2,343
All other countries	1,401	1,486	1,513
Consolidated	$3,621	$3,769	$3,856
Supplemental product information is provided below for net sales to external customers:

(millions)	2015	2014	2013
Cereal	$5,871	$6,570	$6,753
Snacks	6,698	7,002	7,011
Frozen	956	1,008	1,028
Consolidated	$13,525	$14,580	$14,792

NOTE 18
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2015	2014	2013
Research and development expense	$193	$199	$199
Advertising expense	$898	$1,094	$1,131

Advertising and consumer promotions are included in total brand-building, a measure that the Company uses to determine the level of investment it makes to support its brands.  Advertising has declined in 2015 as a result of foreign currency translation as well as the implementation of efficiency and effectiveness programs including a shift in investments to non-advertising consumer promotion programs.  Total brand-building investment has declined in 2015 approximately 50 basis points as a percentage of net sales.  Brand building is down including shifts of investment into other areas such as food, the evolving shift in media investment from TV to digital, and efficiency and effectiveness benefits.

Consolidated Balance Sheet (millions)	2015	2014
Trade receivables	$1,169	$1,101
Allowance for doubtful accounts	(8)	(7)
Refundable income taxes	27	16
Other receivables	156	166
Accounts receivable, net	$1,344	$1,276
Raw materials and supplies	$315	$327
Finished goods and materials in process	935	952
Inventories	$1,250	$1,279
Deferred income taxes	$227	$184
Other prepaid assets	164	158
Other current assets	$391	$342
Land	$142	$105
Buildings	2,076	2,154
Machinery and equipment	5,617	6,017
Capitalized software	328	327
Construction in progress	694	692
Accumulated depreciation	(5,236)	(5,526)
Property, net	$3,621	$3,769
Other intangibles	$2,315	$2,338
Accumulated amortization	(47)	(43)
Other intangibles, net	$2,268	$2,295
Pension	$231	$250
Other	485	527
Other assets	$716	$777
Accrued income taxes	$42	$39
Accrued salaries and wages	325	320
Accrued advertising and promotion	447	446
Other	548	596
Other current liabilities	$1,362	$1,401
Nonpension postretirement benefits	$77	$82
Other	391	418
Other liabilities	$468	$500

Allowance for doubtful accounts (millions)	2015	2014	2013
Balance at beginning of year	$7	$5	$6
Additions charged to expense	4	6	2
Doubtful accounts charged to reserve	(3)	(4)	(3)
Balance at end of year	$8	$7	$5

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
Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of January 2, 2016. The effectiveness of our internal control over financial reporting as of January 2, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

/s/ John A. Bryant
John A. Bryant
Chairman and Chief Executive Officer

/s/ Ronald L. Dissinger
Ronald L. Dissinger
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Kellogg Company
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kellogg Company and its subsidiaries at January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 24, 2016

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
As of January 2, 2016, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also attested to, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s attestation report are included in our 2015 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
(c) During the third quarter of 2014, we went live with the first phase of our Global Business Services (GBS) initiative, in conjunction with Project K, which includes the reorganization and relocation of certain financial and operational service processes, internal to the organization. This initiative is expected to continue through 2016 and will impact the design of our control framework. During the transition to GBS, we have put additional controls in place to monitor and maintain appropriate internal controls impacting financial reporting.
There have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 29, 2016 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.
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

Code of Ethics for Chief Executive Officer, Chief Financial Officer and Controller —We have adopted a Global Code of Ethics which applies to our chief executive officer, chief financial officer, corporate controller and all our other employees, and which can be found at www.kelloggcompany.com. Any amendments or waivers to the Global Code of Ethics applicable to our chief executive officer, chief financial officer or corporate controller may also be found at www.kelloggcompany.com.

ITEM 11. EXECUTIVE COMPENSATION
Refer to the information under the captions “2015 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” and “Potential Post-Employment Payments” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Refer to the information under the captions “Security Ownership — Five Percent Holders” and “Security Ownership — Officer and Director Stock Ownership” of the Proxy Statement, which information is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans

(millions, except per share data) Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of January 2, 2016 (a)	Weighted-average exercise price of outstanding options, warrants and rights as of January 2, 2016 (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) as of January 2, 2016 (c)*
Equity compensation plans approved by security holders	20.5	$58	16.4
Equity compensation plans not approved by security holders	—	NA	0.3
Total	20.5	$58	16.7

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
Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the plan through payroll deductions. The trustees of the plan use those contributions to buy shares of our common stock at fair market value on the open market, with Kellogg matching those contributions on a 1:1 basis. Shares must be withdrawn from the plan when employees cease employment. Under current law, eligible employees generally receive certain income and other tax benefits if those shares are held in the plan for a specified number of years. A similar plan is also available to employees in the Republic of Ireland. As these plans are open market plans with no set overall maximum, no amounts for these plans are included in the above table. However, approximately 48,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the plan for the Republic of Ireland and other similar predecessor plans during 2015, with approximately an additional 48,000 shares being provided as matched shares.
The Deferred Compensation Plan for Non-Employee Directors was amended and restated during 2013. Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of our common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee Directors’ accounts. Units must be paid in shares of our common stock, either in a lump sum or in up to ten annual installments, with the installments to begin as soon as practicable after the non-employee Director’s service as a Director terminates. No more than 300,000 shares are authorized for use under this plan, of which approximately 1,000 had been issued as of January 2, 2016.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 24, 2016, are included herein in Part II, Item 8.
(a) 1. Consolidated Financial Statements
Consolidated Statement of Income for the years ended January 2, 2016, January 3, 2015 and December 28, 2013.
Consolidated Statement of Comprehensive Income for the years ended January 2, 2016, January 3, 2015 and December 28, 2013.
Consolidated Balance Sheet at January 2, 2016 and January 3, 2015.
Consolidated Statement of Equity for the years ended January 2, 2016, January 3, 2015 and December 28, 2013.
Consolidated Statement of Cash Flows for the years ended January 2, 2016, January 3, 2015 and December 28, 2013.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of February, 2016.

KELLOGG COMPANY

By:	/s/ John A. Bryant
John A. Bryant
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ John A. Bryant John A. Bryant	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2016

/s/ Ronald L. Dissinger Ronald L. Dissinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2016

* Stephanie A. Burns	Director	February 24, 2016

* John T. Dillon	Director	February 24, 2016

* Gordon Gund	Director	February 24, 2016

* Zachary Gund	Director	February 24, 2016

* James M. Jenness	Director	February 24, 2016

* Ann McLaughlin Korologos	Director	February 24, 2016

* Donald R. Knauss	Director	February 24, 2016

* Mary Laschinger	Director	February 24, 2016

* Cynthia H. Milligan	Director	February 24, 2016

* La June Montgomery Tabron	Director	February 24, 2016

* Rogelio M. Rebolledo	Director	February 24, 2016

* Carolyn M. Tastad	Director	February 24, 2016

* Noel R. Wallace	Director	February 24, 2016

* By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-fact	February 24, 2016

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
2.01
Amended and Restated Transaction Agreement between us and The Procter & Gamble Company, incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K dated May 31, 2012, Commission file number 1-4171.
IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.	IBRF
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
IBRF
4.13
Officer’s Certificate of Kellogg Company (with form of 1.250% Senior Notes due 2025), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 9, 2015, Commission file number 1-4171.
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
IBRF
10.13	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.14	Stock Option Agreement between us and James Jenness, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-56536.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
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
10.28
Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*
IBRF
10.29
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
IBRF
10.32	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*	IBRF
10.33	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158826.*	IBRF
10.34
Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.
IBRF
10.35
Letter Agreement between us and Gary Pilnick, dated May 20, 2008, incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, commission file number 1-4171.*
IBRF
10.36
Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Appendix A of our Board of Directors’ proxy statement for the annual meeting of shareholders held on April 29, 2011.*
IBRF
10.37	2012-2014 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.38	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.39	Form of Restricted Stock Terms and Conditions, incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Commission file number 1-4171.*	IBRF
10.40
Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, Commission file number 1-4171.*
IBRF
10.41	2013-2015 Executive Performance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 27, 2013, Commission file number 1-4171.*	IBRF
10.42	Kellogg Company 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-188222.*	IBRF
10.43	Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.44	Amendment Number 1. to the Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.45
Kellogg Company Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*
IBRF
10.46	Kellogg Company Executive Compensation Deferral Plan, incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF
10.47	2014-2016 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 27, 2014, Commission file number 1-4171.*	IBRF
10.48
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
IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.49	Kellogg Company Change of Control Severance Policy for Key Executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.50	Amendment to Change of Control between the Company and John Bryant, dated December 5, 2014, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.51	2015-2017 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
10.52	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
10.53	2016-2018 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*	IBRF
10.54	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*	IBRF
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by John A. Bryant.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Ronald L. Dissinger.	E
32.1	Section 1350 Certification by John A. Bryant.	E
32.2	Section 1350 Certification by Ronald L. Dissinger.	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.
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