Form 10-Q
period 2016-04-02
KELLOGG CO
filed 2016-05-09
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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
Yes  ☐    No  ☒
Common Stock outstanding as of April 30, 2016 — 350,048,199 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	April 2, 2016 (unaudited)	January 2, 2016 *
Current assets
Cash and cash equivalents	$310	$251
Accounts receivable, net	1,505	1,344
Inventories:
Raw materials and supplies	330	315
Finished goods and materials in process	868	935
Deferred income taxes	—	227
Other prepaid assets	206	164
Total current assets	3,219	3,236
Property, net of accumulated depreciation of $5,263 and $5,236	3,617	3,621
Investments in unconsolidated entities	465	456
Goodwill	4,974	4,968
Other intangibles, net of accumulated amortization of $49 and $47	2,293	2,268
Pension	248	231
Other assets	481	471
Total assets	$15,297	$15,251
Current liabilities
Current maturities of long-term debt	$1,264	$1,266
Notes payable	718	1,204
Accounts payable	1,926	1,907
Accrued advertising and promotion	465	447
Accrued income taxes	19	42
Accrued salaries and wages	212	325
Other current liabilities	558	548
Total current liabilities	5,162	5,739
Long-term debt	6,256	5,275
Deferred income taxes	447	685
Pension liability	937	946
Nonpension postretirement benefits	70	77
Other liabilities	384	391
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	754	745
Retained earnings	6,595	6,597
Treasury stock, at cost	(3,989)	(3,943)
Accumulated other comprehensive income (loss)	(1,434)	(1,376)
Total Kellogg Company equity	2,031	2,128
Noncontrolling interests	10	10
Total equity	2,041	2,138
Total liabilities and equity	$15,297	$15,251
* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended
(Results are unaudited)	April 2, 2016	April 4, 2015
Net sales	$3,395	$3,556
Cost of goods sold	2,150	2,311
Selling, general and administrative expense	807	861
Operating profit	438	384
Interest expense	217	54
Other income (expense), net	—	(26)
Income before income taxes	221	304
Income taxes	47	76
Earnings (loss) from unconsolidated entities	1	(1)
Net income	$175	$227
Net income (loss) attributable to noncontrolling interests	—	—
Net income attributable to Kellogg Company	$175	$227
Per share amounts:
Basic	$0.50	$0.64
Diluted	$0.49	$0.64
Dividends per share	$0.50	$0.49
Average shares outstanding:
Basic	351	355
Diluted	355	357
Actual shares outstanding at period end	350	353
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended April 2, 2016
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$175
Other comprehensive income (loss):
Foreign currency translation adjustments	(55)	29	(26)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(57)	23	(34)
Reclassification to net income	2	(1)	1
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service credit (cost)	—	—	—
Reclassification to net income:
Net experience loss	1	—	1
Prior service cost	—	—	—
Other comprehensive income (loss)	$(109)	$51	$(58)
Comprehensive income			$117
Other comprehensive income (loss) attributable to noncontrolling interests			—
Comprehensive income attributable to Kellogg Company			$117

	Quarter ended April 4, 2015
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$227
Other comprehensive income (loss):
Foreign currency translation adjustments	(62)	(21)	(83)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	8	(1)	7
Reclassification to net income	(4)	—	(4)
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service credit (cost)	(1)	—	(1)
Reclassification to net income:
Net experience loss	1	—	1
Prior service cost	3	(1)	2
Other comprehensive income (loss)	$(55)	$(23)	$(78)
Comprehensive income			$149
Other comprehensive income (loss) attributable to noncontrolling interests			(1)
Comprehensive income attributable to Kellogg Company			$148
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, January 3, 2015	420	$105	$678	$6,689	64	$(3,470)	$(1,213)	$2,789	$62	$2,851
Common stock repurchases					11	(731)		(731)		(731)
Net income				614				614		614
Acquisition of noncontrolling interest, net									7	7
VIE deconsolidation									(58)	(58)
Dividends				(700)				(700)		(700)
Other comprehensive loss							(163)	(163)	(1)	(164)
Stock compensation			51					51		51
Stock options exercised and other			16	(6)	(5)	258		268		268
Balance, January 2, 2016	420	$105	$745	$6,597	70	$(3,943)	$(1,376)	$2,128	$10	$2,138
Common stock repurchases					3	(210)		(210)		(210)
Net income				175				175		175
Dividends				(176)				(176)		(176)
Other comprehensive loss							(58)	(58)		(58)
Stock compensation			15					15		15
Stock options exercised and other			(6)	(1)	(3)	164		157		157
Balance, April 2, 2016	420	$105	$754	$6,595	70	$(3,989)	$(1,434)	$2,031	$10	$2,041
Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Quarter ended
(unaudited)	April 2, 2016	April 4, 2015
Operating activities
Net income	$175	$227
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	115	131
Postretirement benefit plan expense (benefit)	(28)	(21)
Deferred income taxes	—	(2)
Stock compensation	15	10
Venezuela remeasurement	6	—
Variable-interest entity impairment	—	25
Other	(33)	22
Postretirement benefit plan contributions	(17)	(12)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(201)	(240)
Inventories	49	70
Accounts payable	89	92
Accrued income taxes	(13)	33
Accrued interest expense	12	17
Accrued and prepaid advertising, promotion and trade allowances	12	(12)
Accrued salaries and wages	(113)	(88)
All other current assets and liabilities	(63)	(92)
Net cash provided by (used in) operating activities	5	160
Investing activities
Additions to properties	(144)	(148)
Acquisitions, net of cash acquired	(18)	(117)
Other	7	3
Net cash provided by (used in) investing activities	(155)	(262)
Financing activities
Net issuances (reductions) of notes payable	(485)	(19)
Issuances of long-term debt	1,382	672
Reductions of long-term debt	(473)	(243)
Net issuances of common stock	164	57
Common stock repurchases	(198)	(285)
Cash dividends	(176)	(174)
Other	—	5
Net cash provided by (used in) financing activities	214	13
Effect of exchange rate changes on cash and cash equivalents	(5)	(5)
Increase (decrease) in cash and cash equivalents	59	(94)
Cash and cash equivalents at beginning of period	251	443
Cash and cash equivalents at end of period	$310	$349

Supplemental cash flow disclosures
Interest paid	$199	$40
Income taxes paid	$59	$50

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable*	$88	$71
*The Q1 2015 Consolidated Statement of Cash Flows has been revised to correctly eliminate the non-cash effect of accrued capital expenditures of $65 million from Changes in accounts payable, resulting in an increase in net cash provided by operations and from Additions to properties, resulting in an increase in net cash provided by investing activities. These revisions were not considered material to the previously issued Q1 2015 financial statements.
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended April 2, 2016 (unaudited)
Note 1 Accounting policies
Basis of presentation
The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects all normal recurring adjustments that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2015 Annual Report on Form 10-K.
The condensed balance sheet information at January 2, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended April 2, 2016 are not necessarily indicative of the results to be expected for other interim periods or the full year.
Accounts payable
The Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into this agreement is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under this arrangement. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of April 2, 2016, $566 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $392 million of those payment obligations to participating financial institutions. As of January 2, 2016, $501 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $407 million of those payment obligations to participating financial institutions.
New accounting standards
Improvements to employee share-based payment accounting. In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) as part of its simplification initiative. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company early adopted the accounting standard update in the first quarter of 2016. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The main provisions of the ASU are as follows:

•
Excess tax benefits and deficiencies for share-based payments are recorded as an adjustment of income taxes and reflected in operating cash flows after adoption of this ASU. Excess tax benefits and deficiencies were previously recorded in equity and as financing cash flows prior to adoption of this ASU. The Company adopted this provision prospectively and recorded $12 million of excess tax benefits for the first quarter of 2016, which is reported as operating cash flows on the Consolidated Cash Flow Statement. Please see Note 10 for additional information on the adoption of this provision.

•
The guidance allows the employer to withhold up to the maximum statutory tax rates in the applicable jurisdictions without triggering liability accounting. The Company's accounting treatment of outstanding equity awards was not impacted by its adoption of this provision of the ASU.

•
The guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The Company is not making this election, and will continue to account for forfeitures on an estimated basis.

Balance sheet classification of deferred taxes. In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Entities should apply the new guidance either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted. The Company early adopted the updated standard in the first quarter of 2016, on a prospective basis.  The year-end 2015 balances for current deferred tax assets and current deferred liabilities was $227 million and $9 million, respectively. Prior period balances have not been adjusted.
Simplifying the presentation of debt issuance costs. In April 2015, the FASB issued an ASU to simplify the presentation of debt issuance costs. The ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption was permitted. Entities should apply the new guidance on a retrospective basis. The Company adopted the updated standard in the first quarter of 2016 with no significant impact on its financial statements.
Simplifying the accounting for measurement-period adjustments. In September 2015, the FASB issued an ASU to simplify the accounting for measurement-period adjustments for items in a business combination. The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Entities should apply the new guidance prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier application permitted for financial statements that have not been issued. The Company adopted the updated standard in the first quarter of 2016 with no significant impact on its financial statements.
Customer's accounting for fees paid in a cloud computing arrangement. In April 2015, the FASB issued an ASU to help entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. Entities should apply the new guidance either; 1) prospectively to all arrangements entered into or materially modified after the effective date or 2) retrospectively. The Company adopted the updated standard prospectively in the first quarter of 2016 with no significant impact on its financial statements.
Accounting standards to be adopted in future periods
Leases. In February 2016, the FASB issued an ASU which will require the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The distinction between finance leases and operating leases will remain, with similar classification criteria as current GAAP to distinguish between capital and operating leases. The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. Lessor accounting remains substantially similar to current GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that implementing this ASU will have on its financial statements and disclosures, as well as timing of implementation.
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

Note 2 Sale of accounts receivable

During the quarter ended April 2, 2016, the Company entered into an agreement (the “Receivable Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Receivable Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $350 million.  During the quarter ended April 2, 2016, $53 million of accounts receivable was sold via this arrangement and the Company recorded cash proceeds of the same amount and paid a fee of less than one percent. Cash flows related to the sales of receivables are included in cash from operating activities in the consolidated statement of cash flows. The recorded net loss on sale of receivables is included in other income and expense and is not material.

The Company has no retained interests in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of April 2, 2016 for this agreement as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Note 3 Goodwill and other intangible assets

Acquisition
In March 2016, the Company completed the acquisition of an organic and natural snack company for $18 million, which was accounted for under the purchase method and financed with cash on hand.  The assets, which primarily consist of indefinite lived brand assets, and liabilities are included in the Consolidated Balance Sheet as of April 2, 2016 within the North America Other segment.

Joint Venture
In January 2016, the Company formed a Joint Venture with Tolaram Africa to develop snacks and breakfast foods for the West Africa market.  In connection with the formation, the Company contributed the rights to indefinitely use the Company’s brands in these categories, including the Pringles brand.  Accordingly, the Company recorded a contribution of $5 million of intangible assets not subject to amortization with a corresponding increase in Investments In Unconsolidated Entities during the quarter ended April 2, 2016, which represents the value attributed to the Pringles brand for this market.

Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 2, 2016	$131	$3,568	$82	$456	$431	$76	$224	$4,968
Currency translation adjustment	—	—	—	3	1	—	2	6
April 2, 2016	$131	$3,568	$82	$459	$432	$76	$226	$4,974

Intangible assets subject to amortization
(millions)

Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 2, 2016	$8	$42	$—	$5	$45	$6	$10	$116
Currency translation adjustment	—	—	—	—	—	—	—	—
April 2, 2016	$8	$42	$—	$5	$45	$6	$10	$116

Accumulated Amortization
January 2, 2016	$8	$16	$—	$4	$11	$6	$2	$47
Amortization	—	1	—	—	1	—	—	2
April 2, 2016	$8	$17	$—	$4	$12	$6	$2	$49

Intangible assets subject to amortization, net
January 2, 2016	$—	$26	$—	$1	$34	$—	$8	$69
Currency translation adjustment	—	—	—	—	—	—	—	—
Amortization	—	(1)	—	—	(1)	—	—	(2)
April 2, 2016	$—	$25	$—	$1	$33	$—	$8	$67
For intangible assets in the preceding table, amortization was $2 million for the quarters ended April 2, 2016 and April 4, 2015. The currently estimated aggregate annual amortization expense for full-year 2016 is approximately $8 million.
Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 2, 2016	$—	$1,625	$—	$158	$416	$—	$—	$2,199
Additions	—	—	—	18	—	—	—	18
Contribution to joint venture	—	—	—	—	(5)	—	—	(5)
Currency translation adjustment	—	—	—	1	13	—	—	14
April 2, 2016	$—	$1,625	$—	$177	$424	$—	$—	$2,226

Note 4 Investments in unconsolidated entities
In September 2015, the Company acquired, for $445 million, a 50% interest in Multipro Singapore Pte. Ltd. (Multipro), a leading distributor of a variety of food products in Nigeria and Ghana and also obtained an option to acquire 24.5% of an affiliated food manufacturing entity under common ownership based on a fixed multiple of future earnings as defined in the agreement (Purchase Option). The amount paid is subject to purchase price adjustments, including the finalization of Multipro’s 2015 earnings as defined in the agreement. The acquisition of the 50% interest is accounted for under the equity method of accounting. The Purchase Option, which was recorded at cost and will be monitored for impairment through the exercise period, which is upon the earlier of the entity achieving a minimum level of earnings as defined in the agreement, in which case the Company has a one year exercise period, or 2020.
The difference between the amount paid for Multipro and the underlying equity in net assets is primarily attributable to intangible assets, a portion of which will be amortized in future periods, and goodwill.
Note 5 Restructuring and cost reduction activities
The Company views its continued spending on restructuring and cost reduction activities as part of its ongoing operating principles to provide greater visibility in achieving its long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.
Project K
Project K, a four-year efficiency and effectiveness program, was announced in November 2013, and is expected to continue generating a significant amount of savings that may be invested in key strategic areas of focus for the business. The Company expects that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow.

The focus of the program is to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to continue to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.

The Company currently anticipates that Project K will result in total pre-tax charges, once all phases are approved and implemented, of $1.2 to $1.4 billion, with after-tax cash costs, including incremental capital investments, estimated to be $900 million to $1.1 billion. Based on current estimates and actual charges to date, the Company expects the total project charges will consist of asset-related costs totaling $400 to $450 million which will consist primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs totaling $400 to $450 million which will include severance, pension and other termination benefits; and other costs totaling $400 to $500 million which will consist primarily of charges related to the design and implementation of global business capabilities. A significant portion of other costs are the result of the implementation of global business service centers which are intended to simplify and standardize business support processes.
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
Since the inception of Project K, the Company has recognized charges of $862 million that have been attributed to the program. The charges consist of $6 million recorded as a reduction of revenue, $535 million recorded in COGS and $321 million recorded in SGA.

Other Projects
In 2015 the Company initiated the implementation of a zero-based budgeting (ZBB) program in its North America business that is expected to deliver visibility to ongoing annual savings. During 2016 ZBB was expanded to include the international segments of the business. In support of the ZBB initiative, the Company incurred pre-tax charges of approximately $7 million during the quarter ended April 2, 2016. Total charges of $19 million have been recognized since the inception of the ZBB program.

Total Projects
During the quarter ended April 2, 2016, the Company recorded total charges of $52 million across all restructuring and cost reduction activities. The charges were comprised of $18 million recorded in cost of goods sold (COGS) and $34 million recorded in selling, general and administrative (SGA) expense.
During the quarter ended April 4, 2015, the Company recorded total charges of $68 million across all restructuring and cost reduction activities. The charges were comprised of $2 million being recorded as a reduction of revenue, $32 million recorded in COGS and $34 million recorded in SGA expense.
The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarter and year-to-date periods ended April 2, 2016 and April 4, 2015 and program costs to date for programs currently active as of April 2, 2016.

	Quarter ended		Program costs to date
(millions)	April 2, 2016	April 4, 2015	April 2, 2016
Employee related costs	$14	$17	$273
Asset related costs	10	23	156
Asset impairment	—	—	105
Other costs	28	28	347
Total	$52	$68	$881

	Quarter ended		Program costs to date
(millions)	April 2, 2016	April 4, 2015	April 2, 2016
U.S. Morning Foods	$5	$8	$223
U.S. Snacks	20	9	146
U.S. Specialty	2	1	13
North America Other	9	6	99
Europe	14	19	187
Latin America	—	—	16
Asia Pacific	—	5	74
Corporate	2	20	123
Total	$52	$68	$881
For the quarters ended April 2, 2016 and April 4, 2015 employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.
At April 2, 2016 total exit cost reserves were $81 million, related to severance payments and other costs of which a substantial portion will be paid out in 2016 and 2017. The following table provides details for exit cost reserves.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of January 2, 2016	$55	$—	$—	$33	$88
2016 restructuring charges	14	—	10	28	52
Cash payments	(20)	—	(7)	(29)	(56)
Non-cash charges and other	—	—	(3)	—	(3)
Liability as of April 2, 2016	$49	$—	$—	$32	$81

Note 6 Equity
Earnings per share
Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were 2 million anti-dilutive potential common shares excluded from the reconciliation for the quarters ended April 2, 2016 and April 4, 2015.

Quarters ended April 2, 2016 and April 4, 2015:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2016
Basic	$175	351	$0.50
Dilutive potential common shares		4	(0.01)
Diluted	$175	355	$0.49
2015
Basic	$227	355	$0.64
Dilutive potential common shares		2	—
Diluted	$227	357	$0.64
In February 2014, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $1.5 billion of our common stock through December 2015. In December 2015, the board of directors approved a new authorization to repurchase of up to $1.5 billion of our common stock beginning in 2016 through December 2017.
During the quarter ended April 2, 2016, the Company repurchased approximately 3 million shares of common stock for a total of $210 million, of which $198 million was paid and $12 million payable at quarter-end. During the quarter ended April 4, 2015, the Company repurchased 4 million shares of common stock for a total of $285 million.

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
Reclassifications out of Accumulated Other Comprehensive Income (AOCI) for the quarters ended April 2, 2016 and April 4, 2015 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended April 2, 2016	Quarter ended April 4, 2015
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$(7)	$(7)	COGS
Foreign currency exchange contracts	—	—	SGA
Interest rate contracts	6	—	Interest expense
Commodity contracts	3	3	COGS
	$2	$(4)	Total before tax
	(1)	—	Tax (expense) benefit
	$1	$(4)	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$1	See Note 9 for further details
Prior service cost	—	3	See Note 9 for further details
	$1	$4	Total before tax
	—	(1)	Tax (expense) benefit
	$1	$3	Net of tax
Total reclassifications	$2	$(1)	Net of tax
Accumulated other comprehensive income (loss) as of April 2, 2016 and January 2, 2016 consisted of the following:

(millions)	April 2, 2016	January 2, 2016
Foreign currency translation adjustments	$(1,340)	$(1,314)
Cash flow hedges — unrealized net gain (loss)	(72)	(39)
Postretirement and postemployment benefits:
Net experience loss	(15)	(16)
Prior service cost	(7)	(7)
Total accumulated other comprehensive income (loss)	$(1,434)	$(1,376)

Noncontrolling interests
In December 2012, the Company entered into a series of agreements with a third party including a subordinated loan (VIE Loan) of $44 million which is convertible into approximately 85% of the equity of the entity (VIE). Due to this convertible subordinated loan and other agreements, the Company determined that the entity was a variable interest entity, the Company is the primary beneficiary and the Company has consolidated the financial statements of the VIE. The results of the VIE’s operations are included in the Consolidated Statements of Income for the quarter ended April 4, 2015. During the quarter ended April 4, 2015, the Company determined that certain assets related to the VIE may not be fully recoverable and recorded a non-cash charge of $25 million, which was recorded as other income (expense), net. During the quarter ended July 4, 2015, the 2012 Agreements were terminated and the VIE loan, including related accrued interest and other receivables, were settled.  This resulted in the Company no longer being considered the primary beneficiary of the VIE and accordingly, the VIE was deconsolidated as of July 4, 2015.

Note 7 Debt
The following table presents the components of notes payable at April 2, 2016 and January 2, 2016:

	April 2, 2016		January 2, 2016
(millions)	Principal amount	Effective interest rate (a)	Principal amount	Effective interest rate
U.S. commercial paper	$230	0.71%	$899	0.45%
Europe commercial paper	438	(0.03)%	261	0.01%
Bank borrowings	50		44
Total	$718		$1,204
(a) Negative effective interest rates on certain borrowings in Europe are the result of efforts by the European Central Bank to stimulate the economy in the eurozone.

In March 2016, the Company redeemed $475 million of its 7.45% U.S. Dollar Debentures due 2031. In connection with the debt redemption, the Company incurred $153 million of interest expense, consisting primarily of a premium on the tender offer and also including accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees related to the tender offer.

In March 2016, the Company issued $750 million of ten-year 3.25% U.S. Dollar Notes and $650 million of thirty-year 4.5% U.S. Dollar Notes, resulting in aggregate net proceeds after debt discount of $1.382 billion. The proceeds from these Notes were used for general corporate purposes, which included repayment of a portion of the Company’s 7.45% U.S. Dollar Debentures due 2031 and a portion of its commercial paper borrowings. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.
The effective interest rates on debt obligations resulting from the Company’s previous interest rate swaps as of April 2, 2016 were as follows: (a) seven-year 4.45% U.S. Dollar Notes due 2016 – 4.45%; (b) five-year 1.875% U.S. Dollar Notes due 2016 – 1.81%; (c) five-year 1.75% U.S. Dollar Notes due 2017 –  1.71%; (d) seven-year 3.25% U.S. Dollar Notes due 2018 – 2.52%; (e) ten-year 4.15% U.S. Dollar Notes due 2019 – 3.52%; (f) ten-year 4.00% U.S. Dollar Notes due 2020 – 2.98%; (g) ten-year 3.125% U.S. Dollar Notes due 2022 – 2.69%.
Note 8 Stock compensation
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, restricted stock units, and to a lesser extent, executive performance shares and restricted stock grants. The Company also sponsors a discounted stock purchase plan in the United States and matching-grant programs in several international locations. Additionally, the Company awards restricted stock to its outside directors. The interim information below should be read in conjunction with the disclosures included within the stock compensation footnote of the Company’s 2015 Annual Report on Form 10-K.
The Company classifies pre-tax stock compensation expense in SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended
(millions)	April 2, 2016	April 4, 2015
Pre-tax compensation expense	$16	$12
Related income tax benefit	$6	$4
As of April 2, 2016, total stock-based compensation cost related to non-vested awards not yet recognized was $133 million and the weighted-average period over which this amount is expected to be recognized was 2 years.

Stock options
During the quarters ended April 2, 2016 and April 4, 2015, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2015 Annual Report on Form 10-K.
Quarter ended April 2, 2016:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	19	$58
Granted	3	76
Exercised	(3)	55
Forfeitures and expirations	—	—
Outstanding, end of period	19	$61	7.4	$306
Exercisable, end of period	12	$57	6.4	$242
Quarter ended April 4, 2015:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	21	$56
Granted	3	64
Exercised	(1)	52
Forfeitures and expirations	—	—
Outstanding, end of period	23	$57	7.4	$204
Exercisable, end of period	14	$55	6.3	$163

The weighted-average fair value of options granted was $9.45 per share and $7.20 per share for the quarters ended April 2, 2016 and April 4, 2015, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the quarter ended April 2, 2016:	17%	6.9	1.60%	2.60%
Grants within the quarter ended April 4, 2015:	16%	6.9	1.98%	3.00%
The total intrinsic value of options exercised was $50 million and $17 million for the quarters ended April 2, 2016 and April 4, 2015, respectively.
Performance shares
In the first quarter of 2016, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year currency-neutral comparable operating profit growth and total shareholder return (TSR) of the Company’s common stock relative to a select group of peer companies.
A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of comparable operating profit growth achievement. Compensation cost related to comparable operating profit growth performance is revised for changes in the expected outcome. The 2016 target grant currently corresponds to approximately 195,000 shares, with a grant-date fair value of $76 per share.
Based on the market price of the Company’s common stock at April 2, 2016, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	April 2, 2016
2014 Award	$31
2015 Award	$27
2016 Award	$30
The 2013 performance share award, payable in stock, was settled at 35% of target in February 2016 for a total dollar equivalent of $3 million.
Other stock-based awards
During the quarter ended April 2, 2016, the Company granted restricted stock units and a nominal number of restricted stock awards to eligible employees as presented in the following table. Terms of these grants and the Company’s method of determining grant-date fair value were consistent with that described within the stock compensation footnote in the Company’s 2015 Annual Report on Form 10-K.
Quarter ended April 2, 2016:

Employee restricted stock and restricted stock units	Shares(thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	806	$58
Granted	547	70
Vested	(47)	55
Forfeited	(15)	56
Non-vested, end of period	1,291	$63
Quarter ended April 4, 2015:

Employee restricted stock and restricted stock units	Shares(thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	346	$54
Granted	563	58
Vested	(48)	51
Forfeited	(2)	58
Non-vested, end of period	859	$57

Note 9 Employee benefits
The Company sponsors a number of U.S. and foreign pension plans as well as other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2015 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended
(millions)	April 2, 2016	April 4, 2015
Service cost	$24	$28
Interest cost	44	53
Expected return on plan assets	(89)	(100)
Amortization of unrecognized prior service cost	3	3
Total pension (income) expense	$(18)	$(16)
Other nonpension postretirement

	Quarter ended
(millions)	April 2, 2016	April 4, 2015
Service cost	$5	$8
Interest cost	10	12
Expected return on plan assets	(22)	(25)
Amortization of unrecognized prior service cost (credit)	(3)	—
Total postretirement benefit (income) expense	$(10)	$(5)
Postemployment

	Quarter ended
(millions)	April 2, 2016	April 4, 2015
Service cost	$2	$2
Interest cost	1	1
Recognized net loss	1	1
Total postemployment benefit expense	$4	$4
Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
April 2, 2016	$13	$4	$17
April 4, 2015	$9	$3	$12
Full year:
Fiscal year 2016 (projected)	$28	$15	$43
Fiscal year 2015 (actual)	$19	$14	$33
Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Note 10 Income taxes
The consolidated effective tax rate for the quarter ended April 2, 2016 was 21% as compared to the prior year’s rate of 25%. The effective rate for the first quarter of 2016 benefited from excess tax benefits from share-based compensation as well as a benefit related to an audit closure. See Note 1 for further discussion regarding the ASU adoption. The effective tax rate for 2015 benefited from a reduction in tax related to current year remitted and unremitted earnings and the completion of certain tax examinations.
As of April 2, 2016, the Company classified $14 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $8 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended April 2, 2016; $48 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
January 2, 2016	$73
Tax positions related to current year:
Additions	1
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	—
Settlements	—
April 2, 2016	$74
For the quarter ended April 2, 2016, the Company recognized an increase of $1 million for tax-related interest. During the quarter ended April 4, 2015, the Company recognized a decrease of $1 million for tax-related interest. The accrual balance was $18 million at April 2, 2016.
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
Total notional amounts of the Company’s derivative instruments as of April 2, 2016 and January 2, 2016 were as follows:

(millions)	April 2, 2016	January 2, 2016
Foreign currency exchange contracts	$1,628	$1,210
Interest rate contracts	683	—
Commodity contracts	398	470
Total	$2,709	$1,680
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at April 2, 2016 and January 2, 2016, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of April 2, 2016 or January 2, 2016.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of April 2, 2016 and January 2, 2016:
Derivatives designated as hedging instruments

	April 2, 2016			January 2, 2016
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$21	$21	$—	$11	$11
Total assets	$—	$21	$21	$—	$11	$11
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(33)	$(33)	$—	$(10)	$(10)
Interest rate contracts:
Other current liabilities	—	(8)	(8)	—	—	—
Commodity contracts:
Other current liabilities	—	(11)	(11)	—	(14)	(14)
Total liabilities	$—	$(52)	$(52)	$—	$(24)	$(24)

Derivatives not designated as hedging instruments

	April 2, 2016			January 2, 2016
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$6	$6	$—	$18	$18
Commodity contracts:
Other prepaid assets	10	—	10	4	—	4
Total assets	$10	$6	$16	$4	$18	$22
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(1)	$(1)	$—	$(6)	$(6)
Commodity contracts:
Other current liabilities	(8)	—	(8)	$(33)	$—	$(33)
Total liabilities	$(8)	$(1)	$(9)	$(33)	$(6)	$(39)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $1.3 billion and $1.2 billion as of April 2, 2016 and January 2, 2016, respectively.
The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of April 2, 2016 and January 2, 2016 would be adjusted as detailed in the following table:

As of April 2, 2016:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$37	$(30)	$—	$7
Total liability derivatives	$(61)	$30	$13	$(18)

As of January 2, 2016:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$33	$(12)	$—	$21
Total liability derivatives	$(63)	$12	$51	$—

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended April 2, 2016 and April 4, 2015 was as follows:
Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		April 2, 2016	April 4, 2015
Foreign currency exchange contracts	Other income (expense), net	$—	$(4)
Interest rate contracts	Interest expense	6	9
Total		$6	$5

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	April 2, 2016	April 4, 2015		April 2, 2016	April 4, 2015		April 2, 2016	April 4, 2015
Foreign currency exchange contracts	$10	$17	COGS	$7	$7	Other income (expense), net	$—	$—
Interest rate contracts	(66)	(9)	Interest expense	(6)	—	N/A	—	—
Commodity contracts	(1)	—	COGS	(3)	(3)	Other income (expense), net	—	—
Total	$(57)	$8		$(2)	$4		$—	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	April 2, 2016	April 4, 2015
Foreign currency denominated long-term debt	$(58)	$57
Foreign currency exchange contracts	(22)	—
Total	$(80)	$57
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		April 2, 2016	April 4, 2015
Foreign currency exchange contracts	COGS	$(9)	$—
Foreign currency exchange contracts	Other income (expense), net	11	2
Commodity contracts	COGS	4	(11)
Total		$6	$(9)

During the next 12 months, the Company expects $9 million of net deferred losses reported in AOCI at April 2, 2016 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on April 2, 2016 was $31 million. If the credit-risk-related contingent features were triggered as of April 2, 2016, the Company would be required to post collateral of $31 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of April 2, 2016 triggered by credit-risk-related contingent features.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at April 2, 2016:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$1,264	$1,264
Long-term debt	6,665	6,256
Total	$7,929	$7,520
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of April 2, 2016, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of April 2, 2016, the Company had no collateral posting requirements related to reciprocal collateralization agreements. As of April 2, 2016 the Company posted $13 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 27% of consolidated trade receivables at April 2, 2016.

Note 12 Contingencies
In connection with the Company’s previous labor negotiations with the union representing the work-force at its Memphis, TN cereal production facility, the National Labor Relations Board (NLRB) filed a complaint alleging unfair labor practices under the National Labor Relations Act in March 2014. In July 2014, a U.S. District Court judge ruled that the Memphis employees were entitled to return to work while the underlying litigation continues and employees subsequently returned to work. In August 2014, an NLRB Administrative Law Judge dismissed the complaint that initiated the underlying litigation. In May 2015, the NLRB reversed the decision of the Administrative Law Judge in favor of the union. The Company is appealing this decision and the case continues. This litigation is not expected to have a material effect on the production or distribution of products from the Memphis, TN facility or a material financial impact on the Company. As of April 2, 2016, the Company has not recorded a liability related to this matter as an adverse outcome is not considered probable. The Company will continue to evaluate the likelihood of potential outcomes for this case as the litigation continues.
Note 13 Venezuela
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
From February 2013 through July 4, 2015, the Company used the CENCOEX, official rate, which was 6.3 bolivars to the U.S. dollar, to remeasure its Venezuelan subsidiary’s financial statements to U.S. dollars. The CENCOEX official rate was restricted toward goods and services for industry sectors considered essential, which are primarily food, medicines and a few others. In February 2015, the Venezuelan government announced the addition of a new foreign currency exchange system referred to as the Marginal Currency System, or SIMADI.
During 2015, the Company experienced an increase in the amount of time it takes to exchange bolivars for U.S. dollars through the CENCOEX exchange. Due to this reduced availability of U.S. dollars and upon review of U.S. dollar cash needs in the Company's Venezuela operations as of the quarter ended July 4, 2015, the Company concluded that it was no longer able to obtain sufficient U.S. dollars on a timely basis through the CENCOEX exchange resulting in a decision to remeasure our Venezuela subsidiary's financial statements using the SIMADI rate.
In February 2016, the Venezuelan government announced changes to its foreign currency exchange mechanisms, including a 59% devaluation of the CENCOEX (now named DIPRO) official rate from 6.3 bolivars to 10.0 bolivars to the U.S. dollar.  Additionally the SIMADI exchange rate was replaced by the DICOM exchange rate, a new floating exchange rate for non-essential imports. The DICOM exchange rate was introduced at 206 bolivars to the U.S. dollar and the Venezuelan government has reported that the DICOM exchange rate will be allowed to float to meet market needs.
The Company has evaluated all of the facts and circumstances surrounding its Venezuelan business and determined that as of April 2, 2016, the DICOM (formerly SIMADI) rate continues to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements.
As of April 2, 2016, the published DIPRO and DICOM rates offered were 10.0 and 276.2 bolivars to the U.S. dollar, respectively.
For the quarters ended April 2, 2016 and April 4, 2015, Venezuela represented less than 1% and approximately 2% of total net sales, respectively. The Company’s net monetary assets denominated in the Venezuelan bolivar were immaterial after applying the DICOM and SIMADI exchange rates as of April 2, 2016 and January 2, 2016, respectively.
The Company continues to monitor and actively manage its investment and exposure in Venezuela. The Company’s Venezuelan business does not rely heavily on imports and when items are imported, they are largely exchanged at the DIPRO official rate; however, the Company considers it reasonably possible to utilize alternate exchange mechanisms in the future. The Company is continuing to take actions to further reduce its reliance on imports in order to run its operations without the need for U.S. dollars, including the elimination of imported ingredients where possible and developing a local supply for parts and materials. Less than 2% of the total raw material needs of the Company's Venezuela operations are imported. The Company will continue to monitor local conditions and its ability to obtain U.S. dollars through the various exchange mechanisms available to determine the appropriate rate for remeasurement.

Note 14 Reportable segments
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

	Quarter ended
(millions)	April 2, 2016	April 4, 2015
Net sales
U.S. Morning Foods	$767	$776
U.S. Snacks	832	854
U.S. Specialty	376	361
North America Other	414	433
Europe	598	607
Latin America	192	295
Asia Pacific	216	230
Consolidated	$3,395	$3,556
Operating profit
U.S. Morning Foods	$148	$127
U.S. Snacks	83	80
U.S. Specialty	86	78
North America Other	45	59
Europe	70	61
Latin America (a)	23	51
Asia Pacific	17	12
Total Reportable Segments	472	468
Corporate (b)	(34)	(84)
Consolidated	$438	$384

(a)	Includes non-cash losses totaling $6 million associated with the remeasurement of the financial statements of the Company's Venezuela subsidiary during the quarter ended April 2, 2016.

(b)
Includes mark-to-market adjustments for pension plans, commodity and foreign currency contracts totaling $(24) million and ($67) million for the quarters ended April 2, 2016 and April 4, 2015, respectively.

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

Segments and growth targets
We manage our operations through nine operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. We report results of operations in the following reportable segments: U.S. Morning Foods; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. The reportable segments are discussed in greater detail in Note 14 within Notes to Consolidated Financial Statements.

We manage our Company for sustainable performance defined by our long-term annual growth targets. Our targeted long-term annual growth is low-single-digit (1 to 3%) for currency-neutral comparable net sales, mid-single-digit (4 to 6%) for currency-neutral comparable operating profit, and high-single-digit (7 to 9%) for currency-neutral comparable diluted net earnings per share (EPS).

Significant items impacting comparability
Project K and cost reduction activities
During 2013, we announced Project K, a four-year efficiency and effectiveness program. The program is expected to generate a significant amount of savings that may be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow. We recorded pre-tax charges related to this program of $45 million and $68 million for the quarters ended April 2, 2016 and April 4, 2015, respectively.

In 2015 we initiated the implementation of a zero-based budgeting (ZBB) program in our North America business. During 2016 ZBB is being expanded to include the international segments of the business. In support of the ZBB initiative, we incurred pre-tax charges of approximately $7 million for the quarter ended April 2, 2016.

See the Restructuring and cost reduction activities section for more information.

Acquisitions
In September 2015, we completed the acquisition of Mass Foods, Egypt's leading cereal company for $46 million, or $44 million net of cash and cash equivalents acquired. In our European reportable segment, the acquisition added $5 million in net sales and less than $1 million of operating profit (before integration costs) that impacted the comparability of our reported results for the quarter ended April 2, 2016.

In January 2015, we completed the acquisition of a majority interest in Bisco Misr, the number one packaged biscuits company in Egypt for $125 million, or $117 million net of cash and cash equivalents acquired. The quarter ended April 2, 2016 represents the final reporting period in which year-over-year comparability is impacted for this acquisition. In our European reportable segment, the acquisition added $9 million in net sales and less than $1 million of operating profit (before integration costs) that impacted the comparability of our reported results for the quarter ended April 2, 2016.

Integration and transaction costs
We have incurred integration costs related to the integration of the 2015 acquisitions of Bisco Misr and Mass Foods, the 2015 entry into a joint venture with Tolaram Africa, and the 2012 acquisition of Pringles as we move these businesses into the Kellogg business model. We recorded pre-tax integration and transaction costs that were less than $1 million for the quarter ended April 2, 2016 and $8 million for the quarter ended April 4, 2015.

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded pre-tax mark-to-market charges of $24 million and $67 million for the quarters ended April 2, 2016 and April 4, 2015, respectively.

Other costs impacting comparability
During the quarter ended April 2, 2016, we redeemed $475 million of our 7.45% U.S. Dollar Debentures due 2031. In connection with the debt redemption, we incurred $153 million of interest expense, consisting primarily of a premium on the tender offer and also including accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees related to the tender offer. Refer to Note 7 within the Notes to Consolidated Financial Statements for further information.

During the quarter ended April 4, 2015, we determined that certain assets related to a variable interest entity may not be fully recoverable and recorded a non-cash $25 million charge to other income (expense). Refer to Note 6 within the Notes to Consolidated Financial Statements for further information.

Venezuela remeasurement
During 2015 we experienced an increase in the amount of time it takes to exchange bolivars for U.S. dollars through the DIPRO (formerly CENCOEX) exchange. Due to this reduced availability of U.S. dollars and upon review of U.S. dollar cash needs in our Venezuela operations as of the quarter ended July 4, 2015, we concluded that we were no longer able to obtain sufficient U.S. dollars on a timely basis through the DIPRO exchange resulting in a decision to remeasure our Venezuela subsidiary's financial statements using the DICOM (formerly SIMADI) rate. We have evaluated all of the facts and circumstances surrounding our Venezuelan business and determined that as of April 2, 2016 the DICOM rate continues to be the appropriate rate to use for remeasuring our Venezuelan subsidiary’s financial statements.

Following the change to the SIMADI rate as of July 4, 2015, certain non-monetary assets related to our Venezuelan subsidiary continued to be remeasured at historical exchange rates. As these assets were utilized by our Venezuelan subsidiary during the second half of 2015 and first quarter of 2016 they were recognized in the income statement at historical exchange rates resulting in an unfavorable impact. We experienced an unfavorable impact of approximately $4 million in the quarter ended April 2, 2016 related to the utilization of these remaining non-monetary assets.

Additionally, with the introduction of the new DICOM floating rate we experienced an unfavorable COGS impact of approximately $2 million in the quarter ended April 2, 2016 related to the utilization of non-monetary assets that were originally acquired after our conversion to the SIMADI rate at July 4, 2015. These non-monetary assets were recognized in the income statement at historical exchange rates during the quarter.

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

As a result of our decision to change the exchange rate that we use to remeasure our Venezuela subsidiary from DIPRO (formerly CENCOEX) to the DICOM (formerly SIMADI) exchange rate beginning mid-2015, the methodology we use to calculate the impact of foreign currency translation, as described above, results in certain key performance metrics that are difficult to interpret when Venezuela is included in the financial results. To provide additional visibility to our business performance, we have also included key performance metrics excluding our Venezuela business. We believe the use of our standard currency-neutral methodology in combination with the additional visibility provided by excluding Venezuela from our key performance metrics provides important information to more fully understand currency-neutral operating results.

Non-GAAP Measures
Comparability of certain financial measures is affected significantly by several types of financial impacts such as foreign currency translation, integration and transaction costs, mark-to-market adjustments for pension plans, commodities and certain foreign currency contracts, Project K costs, costs associated with the Venezuela remeasurement, costs associated with the early redemption of debt outstanding, acquisitions, and other costs impacting comparability. We believe the use of such non-GAAP measures provides increased transparency and assists investors in understanding our underlying operating performance and segments and in the analysis of ongoing operating trends. All non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures.

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

Financial results
For the quarter ended April 2, 2016, our reported net sales declined by 4.5% due to the effect of currency devaluation. Currency-neutral comparable net sales improved by 6.6%, which includes the benefit of pricing actions in Venezuela to offset cost inflation. Excluding Venezuela, currency-neutral comparable net sales declined by 1.0%, slightly behind our expectations. This decline was primarily due to U.S. Snacks, European cereal, and Mexico cereal which was partially offset by mid-single-digit sales growth in U.S. Specialty, European Snacks, Latin America Snacks, and Asia.

Reported operating profit increased by 14.0%, primarily the result of year-over-year changes in pension mark-to-market, reduced restructuring charges, and improved profitability in several of our U.S. businesses resulting from ZBB savings and timing of brand-building investment. Currency-neutral comparable operating profit increased by 34.9% due to the benefit of the timing of pricing actions in Venezuela to offset cost inflation, and improved profitability in several of our U.S. businesses resulting from ZBB savings and timing of brand-building investment. Excluding Venezuela, currency-neutral comparable operating profit increased by 1.7%, exceeding our expectations.

Reported diluted EPS of $.49 for the quarter was down 23.4% compared to the prior year of $.64. Reported diluted EPS for the quarter was impacted negatively by foreign currency translation ($.36), costs related to the early redemption of debt ($.28), Project K costs ($.12), mark-to-market accounting ($.06), and the remeasurement of the Venezuelan business using the floating DICOM rate ($.02). Currency-neutral comparable diluted EPS of $1.33 increased by 35.7% compared to prior year of $.98 primarily due to the benefit of the timing of pricing actions in Venezuela, exceeding our expectations. Excluding Venezuela, currency-neutral comparable diluted EPS of $.98 increased by 2.1% compared to prior year of $.96, which exceeded our expectations.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended
Consolidated results (dollars in millions, except per share data)	April 2, 2016	April 4, 2015
Reported net income attributable to Kellogg Company	$175	$227
Mark-to-market	(19)	(46)
Project K and cost reduction activities	(43)	(47)
Other costs impacting comparability	(99)	(25)
Integration costs and acquisitions/divestitures	1	(6)
Venezuela remeasurement	(6)	—
Comparable net income attributable to Kellogg Company	$341	$351
Comparable net income attributable to Kellogg Company excluding Venezuela	$339	$343
Foreign currency impact	(132)	—
Currency-neutral comparable net income attributable to Kellogg Company	$473	$351
Currency-neutral comparable net income attributable to Kellogg Company excluding Venezuela	$347	$343
Reported diluted EPS	$0.49	$0.64
Mark-to-market	(0.06)	(0.13)
Project K and cost reduction activities	(0.12)	(0.13)
Other costs impacting comparability	(0.28)	(0.07)
Integration costs and acquisitions/divestitures	—	(0.01)
Venezuela remeasurement	(0.02)	—
Comparable diluted EPS	$0.97	$0.98
Comparable diluted EPS excluding Venezuela	$0.96	$0.96
Foreign currency impact	(0.36)	—
Currency-neutral comparable diluted EPS	$1.33	$0.98
Currency-neutral comparable diluted EPS growth	35.7%	3.0%
Currency-neutral comparable diluted EPS excluding Venezuela	$0.98	$0.96
Currency-neutral comparable diluted EPS growth excluding Venezuela	2.1%	3.1%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the first quarter of 2016 versus 2015:

Quarter ended April 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$767	$832	$376	$414	$598	$192	$216	$—	$3,395
Project K and cost reduction activities	—	—	—	—	—	—	—	—	—
Integration costs and acquisitions/divestitures	—	—	—	1	14	—	—	—	15
Differences in shipping days	—	—	—	—	—	—	—	—	—
Comparable net sales	$767	$832	$376	$413	$584	$192	$216	$—	$3,380
Comparable net sales excluding Venezuela						$183			$3,371
Foreign currency impact	—	—	—	(11)	(21)	(369)	(15)	—	(416)
Currency-neutral comparable net sales	$767	$832	$376	$424	$605	$561	$231	$—	$3,796
Currency-neutral comparable net sales excluding Venezuela						$209			$3,444
Quarter ended April 4, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$776	$854	$361	$433	$607	$295	$230	$—	$3,556
Project K and cost reduction activities	—	—	—	(2)	—	—	—	—	(2)
Integration costs and acquisitions/divestitures	—	—	—	—	—	—	—	—	—
Differences in shipping days	—	—	—	—	(3)	—	—	—	(3)
Comparable net sales	$776	$854	$361	$435	$610	$295	$230	$—	$3,561
Comparable net sales excluding Venezuela						$214			$3,480
Foreign currency impact	—	—	—	—	—	—	—	—	—
Currency-neutral comparable net sales	$776	$854	$361	$435	$610	$295	$230	$—	$3,561
Currency-neutral comparable net sales excluding Venezuela						$214			$3,480
% change - 2016 vs. 2015:
Reported growth	(1.2)%	(2.6)%	4.1%	(4.5)%	(1.6)%	(34.9)%	(5.8)%	—%	(4.5)%
Project K and cost reduction activities	—%	—%	—%	0.4%	—%	—%	—%	—%	0.1%
Integration costs and acquisitions/divestitures	—%	—%	—%	0.1%	2.3%	—%	(0.2)%	—%	0.4%
Differences in shipping days	—%	—%	—%	—%	0.5%	—%	—%	—%	0.1%
Comparable growth	(1.2)%	(2.6)%	4.1%	(5.0)%	(4.4)%	(34.9)%	(5.6)%	—%	(5.1)%
Comparable growth excluding Venezuela						(15.0)%			(3.2)%
Foreign currency impact	—%	—%	—%	(2.3)%	(3.5)%	(125.2)%	(6.5)%	—%	(11.7)%
Currency-neutral comparable growth	(1.2)%	(2.6)%	4.1%	(2.7)%	(0.9)%	90.3%	0.9%	—%	6.6%
Currency-neutral comparable growth excluding Venezuela						(2.0)%			(1.0)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended April 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$148	$83	$86	$45	$70	$23	$17	$(34)	$438
Mark-to-market	—	—	—	—	—	—	—	(24)	(24)
Project K and cost reduction activities	(5)	(20)	(2)	(9)	(14)	—	—	(2)	(52)
Other costs impacting comparability	—	—	—	—	—	—	—	—	—
Integration costs and acquisitions/divestitures	—	—	—	—	—	—	—	—	—
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(6)	—	—	(6)
Comparable operating profit	$153	$103	$88	$54	$84	$29	$17	$(8)	$520
Comparable operating profit excluding Venezuela						$24		$(8)	$515
Foreign currency impact	—	—	—	(1)	(2)	(190)	(1)	3	(191)
Currency-neutral comparable operating profit	$153	$103	$88	$55	$86	$219	$18	$(11)	$711
Currency-neutral comparable operating profit excluding Venezuela						$27		$(6)	$524
Quarter ended April 4, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$127	$80	$78	$59	$61	$51	$12	$(84)	$384
Mark-to-market	—	—	—	—	—	—	—	(67)	(67)
Project K and cost reduction activities	(8)	(9)	(1)	(6)	(19)	—	(5)	(20)	(68)
Other costs impacting comparability	—	—	—	—	—	—	—	—	—
Integration costs and acquisitions/divestitures	—	—	—	—	(5)	—	(3)	—	(8)
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	—	—	—	—
Comparable operating profit	$135	$89	$79	$65	$85	$51	$20	$3	$527
Comparable operating profit excluding Venezuela						$37		$5	$515
Foreign currency impact	—	—	—	—	—	—	—	—	—
Currency-neutral comparable operating profit	$135	$89	$79	$65	$85	$51	$20	$3	$527
Currency-neutral comparable operating profit excluding Venezuela						$37		$5	$515
% change - 2016 vs. 2015:
Reported growth	17.0%	4.7%	9.5%	(24.6)%	13.7%	(53.9)%	37.2%	59.4%	14.0%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	16.5%	11.6%
Project K and cost reduction activities	3.5%	(11.8)%	(0.8)%	(6.1)%	9.1%	(0.4)%	33.9%	389.6%	3.4%
Other costs impacting comparability	—%	—%	—%	—%	—%	—%	—%	—%	—%
Integration costs and acquisitions/divestitures	—%	—%	—%	(0.2)%	7.5%	—%	11.8%	(11.6)%	1.5%
Differences in shipping days	—%	—%	—%	—%	0.6%	—%	—%	—%	0.1%
Venezuela remeasurement	—%	—%	—%	—%	—%	(12.8)%	—%	—%	(1.3)%
Comparable growth	13.5%	16.5%	10.3%	(18.3)%	(3.5)%	(40.7)%	(8.5)%	(335.1)%	(1.3)%
Comparable growth excluding Venezuela						(33.4)%		(244.5)%	(0.1)%
Foreign currency impact	—%	—%	—%	(2.9)%	(4.1)%	(370.1)%	(2.2)%	108.0%	(36.2)%
Currency-neutral comparable growth	13.5%	16.5%	10.3%	(15.4)%	0.6%	329.4%	(6.3)%	(443.1)%	34.9%
Currency-neutral comparable growth excluding Venezuela						(26.7)%		(221.3)%	1.7%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
Currency-neutral comparable net sales declined 1.2% as a result of unfavorable volume and pricing/mix. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages.

The cereal category was down slightly in the quarter as were several of our non-core brands resulting in overall net sales decline for our cereal business in the quarter. However, our six core cereals in combination gained share in the quarter. Special K® continued its growth progression, with good performance resulting from redesigned messaging, product renovation, and innovation. We recently launched our Special K® Nourish innovation which has encouraging initial acceptance.

Toaster pastries reported mid-single-digit increase in net sales and share gains for the quarter. We have great new products planned, including Orange Crush® and A&W® root beer flavors.

Currency-neutral comparable operating profit increased 13.5% due to Project K savings, ZBB savings, and net deflation of input costs realized in COGS, in addition to ZBB savings realized in brand-building and overhead. This was partially offset by the unfavorable sales performance.

U.S. Snacks
Currency-neutral comparable net sales declined 2.6% as a result of decreased volume and pricing/mix. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks.

The net sales decline was primarily the result of two factors: the reorganization of our sales force, and the continued decline of the bars business.

We reorganized the U.S. Snacks sales force to create more clearly define roles for selling, merchandising, and support. We expect that this will result in more effective selling in future periods, although we did see some disruption in our sales and display activity as we transitioned employees to new roles, zones, and customer responsibilities. The impact was most visible in Cookies and Crackers and it continued early into the second quarter, but is expected to be behind us as we get through the second quarter.

Crackers posted flat sales for the quarter. Our big-three brands in combination posted good consumption growth and share gains, led by accelerated base consumption. We have continued to invest in these brands, both in brand-building and innovations, and it continues to drive results. We have good plans for this category for the rest of the year including innovations like Cheez-it® sandwich crackers and Club® snack stacks.

The bars business posted a decline in net sales. This business remains our largest challenge in U.S. Snacks with the continued impact of lost distribution, including the effect of certain prior innovations that did not perform well. Rice Krispies Treats® continued to perform well, gaining share again during the quarter. We also have several on-trend innovations and renovations launching in the second half of the year such as Special K® protein trail mix bars, Nutri-Grain® pumpkin spice and Coco Krispies® varieties, including one with M&Ms®. We anticipate that these new products will help to stabilize the business as the year progresses.

The cookies business posted a sales decline for the quarter. This category was the most affected by our sales force reorganization. Our investment plan behind this category will increase in the second quarter which will help performance. We are also investing in our core foods to renovate, innovate, and create new seasonal rotations. Advertising behind the Keebler® brand is returning after several years without advertising support. With these investments, we anticipate improved performance in future periods.

The savory snacks business posted net sales growth as a result of increased consumption. Core products posted double-digit gains aided by increased brand-building support and improved assortment. We also reported double-digit consumption growth for our on-the-go products. We have more brand investment and exciting promotional events planned later in the year giving us confidence in an accelerating growth trend for this brand.

Currency-neutral comparable operating profit increased 16.5% due to Project K and ZBB savings as well as reduced brand investment due to the timing of promotional activities. This was partially offset by the unfavorable sales performance.

U.S. Specialty
Currency-neutral comparable net sales improved 4.1% as a result of increased volume and improved pricing/mix.

Leading the way was double-digit growth in Convenience which featured strong consumption and share growth in the cereal, crackers, and salty snacks categories. Foodservice also recorded good sales growth in most categories. We also saw distribution gains in Vending and a strong Girl Scouts cookie season.

Currency-neutral comparable operating profit increased by 10.3% due primarily to improved sales and ZBB savings.

North America Other
Currency-neutral comparable net sales declined 2.7% due to decreased volume which was partially offset by favorable pricing/mix.

The U.S. Frozen business saw a decline in sales in the quarter as we expected. Our Eggo® business was down because of the SKU rationalization executed last year, and a shift in the timing of innovation to the second quarter. Our Eggo® business grew consumption in the quarter if the culled SKUs are excluded. Our Morningstar Farms® business was impacted by the previously announced packaging conversion, as we re-set the retailer shelves with new resealable packages. Where we have converted to the new resealable packaging in Morningstar Farms® we are seeing positive results, and this conversion is now largely behind us.

Across our U.S. Frozen business we have a significant amount of commercial activity planned, including advertising on core Eggo® and Morningstar Farms® and a promotion tie-in with the movie Finding Dory. We also have innovations planned for the second quarter that include an Eggo® Finding Dory-themed product, two varieties of Eggo® Oats and Berries, three varieties of Special K® crustless quiches, and multiple varieties of Morningstar Farms® products such as Organic Sausage and Grain Patties.

In Canada, net sales were flat, although we had good results in cereal and snacks. Cereal posted gains in net sales, consumption, and share, led by core brands and the continued recovery of Special K®.

Kashi posted lower sales in the quarter, primarily due to our bars business. We were also impacted by non-core SKUs and a reduction in trade inventory following our innovation launches in late 2015. However, the quarter represented yet another sequential improvement in cereal sales and consumption performance while maintaining overall cereal share and gaining share in the natural food channel. We have innovations planned in the second quarter including Kashi® and Bear Naked® cereals, new gluten-free crackers, and savory granola bars. In addition, we are introducing new plant-based protein powders. We continue to expect gradual improvement in the business as we progress through the year.

Currency-neutral comparable operating profit declined 15.4% primarily due to unfavorable sales performance in the U.S. Frozen and Kashi businesses, as well as net cost inflation which included transactional foreign currency impact in the Canadian business and investments in food in the Kashi business. This was partially offset by Project K and ZBB savings realized.

Europe
Currency-neutral comparable net sales declined 0.9% as a result of unfavorable pricing/mix partially offset by increased volume.

The Pringles® business posted high-single-digit net sales growth in the quarter due to sustained momentum in key markets and expansion of Pringles® Tortilla into new markets. Share gains were most pronounced in the U.K. and Germany.

The wholesome snacks business posted high-single-digit net sales growth in the quarter due to continued good performance in the UK, Russia, and the Mediterranean/Middle Eastern region.

Cereal sales remained soft, particularly in the UK and France. This result was primarily due to the timing of investment. Over the balance of the year we plan to invest in our food. Specifically, we have new innovation launches including Ancient Legends® and Special K® Nourish, which is similar to the product that recently launched in the United States. We continue to work on the underlying fundamentals, including focusing on increasing our distribution in alternate channels, and we have more investment planned in the remainder of the year.

Currency-neutral comparable operating profit improved 0.6% due to reduced brand-building investment based on timing of activities which was partially offset by the impact of lower sales.

Latin America
Currency-neutral comparable net sales improved 90.3% due to favorable pricing/mix, including the impact of pricing actions in Venezuela, which was partially offset by unfavorable volume. Excluding Venezuela, currency-neutral comparable net sales would have declined 2.0%.

This net sales decline was largely due to the reduction of trade inventories and the timing of promotional activity in Mexico. However, in the quarter we gained cereal category share in Mexico, our largest business in the region, due to strong innovation and commercial activities. In the Mercosur region we were impacted by economic softness and trade inventory reductions in Brazil, as we also lapped difficult year-ago comparisons. Despite the economic challenges, we increased share in the cereal and wholesome snacks categories in Brazil and Colombia.

Sales in the snacks business increased in the quarter mid-single-digits due to the continued growth of the Pringles® business, with growth and expansion in Mexico, and the Andean and Mercosur regions.

Currency-neutral comparable operating profit improved by 329.4% due to the impact of pricing in Venezuela. Excluding Venezuela, currency-neutral comparable operating profit declined 26.7% as sales declines and net cost inflation more than offset reduced brand-building investment based on timing of activities.

Asia Pacific
Currency-neutral comparable net sales increased 0.9% as a result of increased volume and favorable pricing/mix.

The sales increase was the result of solid results in Asia and Pringles®. We reported high-single-digit growth in the Asian business with most markets contributing to the growth. Pringles® posted mid-single-digit sales growth.

This sales performance was partially offset by continued weakness in the Australian cereal and snacks businesses, although we saw sequential improvement over results from last year. Specifically, the cereal business posted better sales results and the trends in consumption in public data also improved. Importantly, the cereal business responded to new activity in the region with Nutri-grain® showing noticeably improved trends. We also have innovation planned for introduction in Australia in the second quarter.

Currency-neutral comparable operating profit declined 6.3% as our investment of Project K savings into emerging markets in the region behind brand investments and capabilities more than offset the favorable sales performance.

Corporate
Currency-neutral comparable operating profit declined due primarily to increased pension and insurance costs.

Margin performance
Margin performance for the first quarter of 2016 versus 2015 is as follows:

Quarter	2016	2015	Change vs. prior year (pts.)
Reported gross margin (a)	36.7%	35.0%	1.7
Mark-to-market (COGS)	(0.7)	(1.9)	1.2
Project K and cost reduction activities (COGS)	(0.5)	(0.9)	0.4
Integration costs and acquisitions/divestitures (COGS)	(0.1)	(0.2)	0.1
Venezuela remeasurement (COGS)	(0.2)	—	(0.2)
Comparable gross margin	38.2%	38.0%	0.2
Comparable gross margin excluding Venezuela	38.1%	38.3%	(0.2)
Foreign currency impact	(1.9)	—	(1.9)
Currency-neutral comparable gross margin	40.1%	38.0%	2.1
Currency-neutral comparable gross margin excluding Venezuela	38.1%	38.3%	(0.2)
Reported SGA%	(23.8)%	(24.2)%	0.4
Mark-to-market (SGA)	—	—	—
Project K and cost reduction activities (SGA)	(1.0)	(1.0)	—
Integration costs and acquisitions/divestitures (SGA)	—	—	—
Venezuela remeasurement (SGA)	—	—	—
Comparable SGA%	(22.8)%	(23.2)%	0.4
Comparable SGA% excluding Venezuela	(22.8)%	(23.5)%	0.7
Foreign currency impact	(1.4)	—	(1.4)
Currency-neutral comparable SGA%	(21.4)%	(23.2)%	1.8
Currency-neutral comparable SGA% excluding Venezuela	(22.9)%	(23.5)%	0.6
Reported operating margin	12.9%	10.8%	2.1
Mark-to-market	(0.7)	(1.9)	1.2
Project K and cost reduction activities	(1.5)	(1.9)	0.4
Integration costs and acquisitions/divestitures	(0.1)	(0.2)	0.1
Venezuela remeasurement	(0.2)	—	(0.2)
Comparable operating margin	15.4%	14.8%	0.6
Comparable operating margin excluding Venezuela	15.3%	14.8%	0.5
Foreign currency impact	(3.3)	—	(3.3)
Currency-neutral comparable operating margin	18.7%	14.8%	3.9
Currency-neutral comparable operating margin excluding Venezuela	15.2%	14.8%	0.4
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

Currency-neutral comparable gross margin for the quarter was favorable 210 basis points due to the timing of significant pricing actions to cover inflation in Venezuela. Excluding Venezuela, currency-neutral comparable gross margin was unfavorable 20 basis points, reflecting the investment we are making in our food and packaging as well as unfavorable transactional foreign currency impact.

Currency-neutral comparable SGA% for the quarter was favorable 180 basis points primarily due to the impact of Venezuela. Excluding Venezuela, currency-neutral comparable SGA% was favorable 60 basis points due to the favorable impact to brand-building investment from ZBB efficiencies and overhead savings realized from Project K and ZBB. This was partially offset by continued reinvestment of Project K savings into sales capabilities including adding sales representatives and re-establishing the Kashi business.

We expect full-year currency-neutral comparable gross margin, excluding Venezuela, to be up slightly due to net deflation of input costs and savings from Project K and ZBB.

Our currency-neutral comparable gross profit, currency-neutral comparable SGA, and currency-neutral comparable operating profit measures are reconciled to the directly comparable U.S. GAAP measures as follows:

	Quarter ended
(dollars in millions)	April 2, 2016	April 4, 2015
Reported gross profit (a)	$1,245	$1,245
Mark-to-market (COGS)	(25)	(68)
Project K and cost reduction activities (COGS)	(18)	(34)
Integration costs and acquisitions/divestitures (COGS)	3	(6)
Venezuela remeasurement (COGS)	(5)	—
Comparable gross profit	$1,290	$1,353
Comparable gross profit excluding Venezuela	$1,285	$1,332
Foreign currency impact	(231)	—
Currency-neutral comparable gross profit	$1,521	$1,353
Currency-neutral comparable gross profit excluding Venezuela	$1,311	$1,332
Reported SGA	$807	$861
Mark-to-market (SGA)	(1)	(1)
Project K and cost reduction activities (SGA)	34	34
Integration costs and acquisitions/divestitures (SGA)	3	2
Venezuela remeasurement (SGA)	1	—
Comparable SGA	$770	$826
Comparable SGA excluding Venezuela	$770	$817
Foreign currency impact	(40)	—
Currency-neutral comparable SGA	$810	$826
Currency-neutral comparable SGA excluding Venezuela	$787	$817
Reported operating profit	$438	$384
Mark-to-market	(24)	(67)
Project K and cost reduction activities	(52)	(68)
Integration costs and acquisitions/divestitures	—	(8)
Venezuela remeasurement	(6)	—
Comparable operating profit	$520	$527
Comparable operating profit excluding Venezuela	$515	$515
Foreign currency impact	(191)	—
Currency-neutral comparable operating profit	$711	$527
Currency-neutral comparable operating profit excluding Venezuela	$524	$515
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

Project K
Project K, a four-year efficiency and effectiveness program, was announced in November 2013, and is expected to continue generating a significant amount of savings that may be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow.
The focus of the program is to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation. The program is expected to continue to provide a number of benefits, including an optimized supply chain infrastructure, the implementation of global business services, and a new global focus on categories.
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
We expect annual cost savings generated from Project K will be approximately $425 to $475 million by 2018, with approximately two-thirds of the cost savings to be realized in cost of goods sold. We have realized approximately $180 million of annual savings through the end of fiscal 2015. We expect approximately $100 million of incremental savings in 2016, approximately 75 to 80 percent of which will come from cost of goods sold. Cost savings will continue to be utilized to increase margins and drive sales growth through additional investments in advertising, in-store execution, sales capabilities, including adding sales representatives, re-establishing the Kashi business unit, and in the design and quality of our products. We have also invested in production capacity in developing and emerging markets, and in global category teams.
As a result of Project K, capital spending levels were increased to 4% of net sales during both 2014 and 2015. Our long-term targets assume capital spending to be approximately 3-4% of net sales annually.
Thus far, we have funded much of the cash requirements for Project K through the cash benefits of our supplier financing initiative. Due to the difference in timing between expected cash costs for the project and expected future cash savings, we anticipate funding the project through a combination of cash on hand and short-term debt.
We also expect that the project will have an impact on our consolidated effective income tax rate during the execution of the project due to the timing of charges being taken in different tax jurisdictions. The impact of this project on our consolidated effective income tax rate will be excluded from the comparable income tax rate that will be disclosed on a quarterly basis.

Refer to Note 5 within Notes to Consolidated Financial Statements for further information related to Project K and other restructuring activities.

Other Projects
In 2015 we initiated the implementation of a zero-based budgeting (ZBB) program in our North America business. This ZBB program is expected to deliver visibility to $100 million in annual savings in North America during 2016. We have begun to expand ZBB into our international businesses during 2016 with modest savings expected in certain locations in 2016. We expect increased savings to be realized in our international businesses in 2017 and beyond.

In support of the ZBB initiative, we incurred pre-tax charges of approximately $7 million in the quarter ended April 2, 2016. We anticipate that ZBB will result in total cumulative pre-tax charges of approximately $25 to $50 million through 2016 which will consist primarily of the design and implementation of business capabilities.

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

Interest expense
For the quarters ended April 2, 2016 and April 4, 2015, interest expense was $217 million and $54 million, respectively. Current year interest expense includes $153 million charge to redeem $475 million of 7.45% U.S. Dollar Debentures due 2031. The charge consisted primarily of a premium on the tender offer and also including accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees.
Comparable interest expense for the quarters ended April 2, 2016 and April 4, 2015, was $64 million and $54 million, respectively. The increase from the prior year was due primarily to increased weighting of fixed rate debt as well as higher average debt levels. For the full year 2016, we expect comparable gross interest expense to be approximately $235-$245 million, compared to 2015’s full year interest expense of $231 million.
The following table provides a reconciliation of as reported to currency-neutral comparable interest expense for the first quarter of 2016 and 2015.

	Quarter ended
Consolidated results (dollars in millions)	April 2, 2016	April 4, 2015
Reported interest expense	$217	$54
Other costs impacting comparability	153	—
Comparable interest expense	$64	$54
Comparable interest expense excluding Venezuela	$64	$54
Foreign currency impact	(5)	—
Currency-neutral comparable interest expense	$69	$54
Currency-neutral comparable interest expense excluding Venezuela	$65	$54

Income taxes
Our reported effective tax rates for the quarters ended April 2, 2016 and April 4, 2015 were 21% and 25%, respectively. The effective rate for 2016 benefited from excess compensation expense from share-based compensation as well as a benefit related to an audit closure. The effective tax rate for 2015 benefited from a reduction in tax related to current year remitted and unremitted earnings and the completion of certain tax examinations.
The comparable effective tax rate for the quarters ended April 2, 2016 and April 4, 2015 was 25%. Refer to Note 10 within Notes to Consolidated Financial Statements for further information.
For the full year 2016, we currently expect the comparable effective income tax rate to be in the range of 27%-28%. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory rates. Additionally, the rate could be impacted by tax legislation and if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

The following table provides a reconciliation of as reported to currency-neutral comparable income taxes and effective tax rate for the first quarter of 2016 and 2015.

	Quarter ended
Consolidated results (dollars in millions, except per share data)	April 2, 2016	April 4, 2015
Reported income taxes	$47	$76
Mark-to-market	(5)	(21)
Project K and cost reduction activities	(9)	(21)
Other costs impacting comparability	(54)	—
Integration costs and acquisitions/divestitures	(1)	(2)
Venezuela remeasurement	—	—
Comparable income taxes	$116	$120
Comparable income taxes excluding Venezuela	$114	$117
Foreign currency impact	(59)	—
Currency-neutral comparable income taxes	$175	$120
Currency-neutral comparable income taxes excluding Venezuela	$115	$117
Reported effective income tax rate	21.3%	25.1%
Mark-to-market	(0.1)%	(1.0)%
Project K and cost reduction activities	0.8%	(0.8)%
Other costs impacting comparability	(4.9)%	1.4%
Integration costs and acquisitions/divestitures	(0.2)%	0.1%
Venezuela remeasurement	0.4%	—%
Comparable effective income tax rate	25.3%	25.4%
Comparable effective income tax rate excluding Venezuela	25.2%	25.4%
Foreign currency impact	(1.7)%	—%
Currency-neutral comparable effective income tax rate	27.0%	25.4%
Currency-neutral comparable effective income tax rate excluding Venezuela	25.1%	25.4%

Liquidity and capital resources
Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  In addition, we have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments.  These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.9 billion and $0.6 billion as of April 2, 2016 and April 4, 2015, respectively.

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

The following table sets forth a summary of our cash flows:

	Quarter ended
(millions)	April 2, 2016	April 4, 2015
Net cash provided by (used in):
Operating activities	$5	$160
Investing activities	(155)	(262)
Financing activities	214	13
Effect of exchange rates on cash and cash equivalents	(5)	(5)
Net increase (decrease) in cash and cash equivalents	$59	$(94)
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the quarter ended April 2, 2016, totaled $5 million, a decrease of $155 million over the same period in 2015. The decrease compared to the prior year is primarily due to $153 million of interest expense, which included cash payments of approximately $145 million, incurred in conjunction with the $475 million redemption of our 7.45% U.S. Dollar Debentures due 2031. Additionally, we incurred a loss of $59 million related to forward starting interest rate swaps used to hedge the issuance of U.S. Dollar debt in the first quarter of 2016. The cash outflow from the settlement of these swaps was offset by positive year-over-year impact of core working capital.
After-tax Project K cash payments were $35 million and $49 million for the quarters ended April 2, 2016 and April 4, 2015, respectively. Core working capital includes the positive impact of a supplier financing initiative of approximately $62 million and $49 million for the quarters ended April 2, 2016 and April 4, 2015, respectively.
Our cash conversion cycle (defined as days of inventory, excluding inventoriable mark-to-market pension costs, and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 10 days and 23 days for the 12 month periods ended April 2, 2016 and April 4, 2015, respectively. Compared with the 12 month period ended April 4, 2015, the 2016 cash conversion cycle was positively impacted by an increase in the days of trade payables outstanding attributable to a supplier financing initiative.
Our pension and other postretirement benefit plan contributions amounted to $17 million and $12 million for the quarters ended April 2, 2016 and April 4, 2015, respectively. For the full year 2016, we currently expect that our contributions to pension and other postretirement plans will total approximately $43 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.
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

	Quarter ended
(millions)	April 2, 2016	April 4, 2015
Net cash provided by operating activities	$5	$160
Additions to properties	(144)	(148)
Cash flow	$(139)	$12
For the full-year 2016, we are projecting cash flow (as defined) to be approximately $1.1 billion.

Investing activities
Our net cash used in investing activities totaled $155 million for the quarter ended April 2, 2016 compared to $262 million in the same period of 2015. The decrease was primarily due to the $117 million acquisition of Bisco Misr during the first quarter of 2015.
For the full-year 2016, we project capital spending to be between 4% and 5% of net sales.
Financing activities
Our net cash provided by financing activities for the quarter ended April 2, 2016 totaled $214 million compared to $13 million in the same period of 2015.
In March 2016, we issued $750 million of ten-year 3.25% U.S. Dollar Notes and $650 million of thirty-year 4.50% U.S. Dollar Notes. Also in March 2016, we redeemed $475 million of our 7.45% U.S. Dollar Debentures due 2031.
In February 2015, we repaid our floating-rate $250 million U.S. Dollar Notes due 2015 at maturity and in March 2015, we issued €600 million of ten-year 1.25% Euro Notes due 2025.
In February 2014, the board of directors approved a share repurchase program authorizing us to repurchase up to $1.5 billion in shares through December 2015. In December 2015, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares beginning in 2016 through December 2017. Total purchases for the quarter ended April 2, 2016, were 3 million shares for $210 million, of which $198 million was paid and $12 million payable at quarter-end. Total purchases for the quarter ended April 4, 2015, were 4 million shares for $285 million.
We paid cash dividends of $176 million in the quarter ended April 2, 2016, compared to $174 million during the same period in 2015. The increase in dividends paid reflects our third quarter 2015 increase in the quarterly dividend to $.50 per common share from the previous $.49 per common share. In April 2016, the board of directors declared a dividend of $.50 per common share, payable on June 15, 2016 to shareholders of record at the close of business on June 1, 2016.  The dividend is broadly in line with our current plan to maintain our long-term dividend pay-out of approximately 50% of comparable net income.

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

During the quarter ended April 2, 2016, we executed a discrete customer program to extend customer payment terms.  In order to mitigate the net working capital impact of the extended terms, we entered into an agreement to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet.  The agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $350 million, but may be increased as additional financial institutions are added to the agreement.  We currently estimate that the amount of these receivables held at any time by the financial institution(s) will be approximately $500 to $600 million.

In addition to the discrete customer program above, we anticipate establishing a second program for certain customers which would allow for extended customer payment terms.  In order to mitigate the net working capital impact of the extended terms, we may enter into an agreement with one or more financial institutions to sell these receivables resulting in the receivables being de-recognized from our consolidated balance sheet.  We currently estimate that the amount of these receivables held at any time by the financial institution(s) will be up to approximately $1 billion.

Accounting standards to be adopted in future periods
In February 2016, the FASB issued an ASU which will require the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The distinction between finance leases and operating leases will remain, with similar classification criteria as current GAAP to distinguish between capital and operating leases. The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. Lessor accounting remains substantially similar to current GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact that implementing this ASU will have on our financial statements and disclosures, as well as timing of implementation.
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

•	the ability to realize the benefits we expect from the adoption of zero-based budgeting in the amounts and at the times expected;

•	the ability to realize the anticipated benefits and synergies from acquired businesses in the amounts and at the times expected;

•	the impact of competitive conditions;

•	the effectiveness of pricing, advertising, and promotional programs;

•	the success of innovation, renovation and new product introductions;

•	the recoverability of the carrying value of goodwill and other intangibles;

•	the success of productivity improvements and business transitions;

•	commodity and energy prices;

•	labor costs;

•	disruptions or inefficiencies in supply chain;

•	the availability of and interest rates on short-term and long-term financing;

•	actual market performance of benefit plan trust investments;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	changes in consumer behavior and preferences;

•	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

•	legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations;

•	the ultimate impact of product recalls;

•	adverse changes in global climate or extreme weather conditions;

•	business disruption or other losses from natural disasters, war, terrorist acts, or political unrest; and,

•	the risks and uncertainties described herein under Part II, Item 1A.
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
Refer to disclosures contained within Item 7A of our 2015 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of April 2, 2016.
During 2016, we entered into forward starting interest swaps with notional amounts totaling $1.4 billion and €600 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate U.S, Dollar and Euro debt, respectively, to be used for general corporate purposes. These swaps were designated as cash flow hedges. The U.S. Dollar forward starting interest rate swaps were settled during the quarter ended April 2, 2016, upon the issuance of fixed rate U.S. Dollar debt. A resulting aggregate loss of $59 million was recorded in accumulated other comprehensive income (loss) and will be amortized as interest expense over the life of the related fixed rate debt. The Euro forward starting interest rate swaps were still outstanding as of April 2, 2016 at a loss of $7 million. Refer to Note 7 within Notes to Consolidated Financial Statements for further information related to the fixed rate debt issuance.
We have no interest rate swaps outstanding at April 2, 2016 and January 2, 2016. As there were no interest rate swaps or variable rate debt outstanding at April 2, 2016 and January 2, 2016 changes in interest rates would have no impact to annual interest expense.
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
During 2015 we experienced an increase in the amount of time it takes to exchange bolivars for U.S. dollars through the CENCOEX exchange. Due to this reduced availability of U.S. dollars and upon review of current U.S. dollar cash needs in our Venezuela operations as of the quarter ended July 4, 2015, we concluded that we are no longer able to obtain sufficient U.S. dollars on a timely basis through the CENCOEX exchange, resulting in a decision to remeasure our Venezuela subsidiary's financial statements using the SIMADI rate.
In February 2016, the Venezuelan government announced changes to its foreign currency exchange mechanisms, including a 59% devaluation of the CENCOEX (now named DIPRO) official rate from 6.3 bolivars to 10.0 bolivars to the U.S. dollar.  Additionally the SIMADI exchange rate was replaced by the DICOM exchange rate, a new floating exchange rate for non-essential imports. The DICOM exchange rate was introduced at 206 bolivars to the U.S. dollar and the Venezuelan government has reported that the DICOM exchange rate will be allowed to float to meet market needs.
Please refer to Note 13 for more information regarding our operations in Venezuela and our change in foreign exchange rates.
Following the change to the SIMADI rate as of July 4, 2015, certain non-monetary assets related to our Venezuelan subsidiary continued to be remeasured at historical exchange rates. As these assets were utilized by our Venezuelan subsidiary during the second half of 2015 and first quarter of 2016 they were recognized in the income statement at historical exchange rates resulting in an unfavorable impact. During 2015, we recognized expense related to the utilization of a portion of these non-monetary assets, resulting in an unfavorable impact of approximately $17 million. We experienced an additional unfavorable impact of approximately $4 million in the quarter ended April 2, 2016 related to the utilization of these remaining non-monetary assets.
Additionally, with the introduction of the new DICOM floating rate we experienced an unfavorable COGS impact of approximately $2 million in the quarter ended April 2, 2016 related to the utilization of non-monetary assets that were originally acquired after our conversion to the SIMADI rate at July 4, 2015.  These non-monetary assets were recognized in the income statement at historical exchange rates during the quarter.

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
As of April 2, 2016, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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

KELLOGG COMPANY
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended January 2, 2016. The risk factors disclosed under those Reports in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
1/03/16-1/30/16	—	$—	—	$1,500
Month #2:
1/31/16-2/27/16	0.7	$74.07	0.7	$1,449
Month #3:
2/28/16-4/02/16	2.1	$75.11	2.1	$1,290
Total	2.8	$74.87	2.8
In December 2015, our board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $1.5 billion beginning in January 2016 through December 2017. This authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.
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

KELLOGG COMPANY

/s/ Ronald L. Dissinger
Ronald L. Dissinger
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ Donald O. Mondano
Donald O. Mondano
Principal Accounting Officer; Vice President and Corporate Controller

Date: May 9, 2016

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