Form 10-Q
period 2016-07-02
KELLOGG CO
filed 2016-08-08
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2016
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
Yes  ☐    No  ☒
Common Stock outstanding as of July 30, 2016 — 350,259,033 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	July 2, 2016 (unaudited)	January 2, 2016 *
Current assets
Cash and cash equivalents	$531	$251
Accounts receivable, net	1,473	1,344
Inventories:
Raw materials and supplies	322	315
Finished goods and materials in process	894	935
Deferred income taxes	—	227
Other prepaid assets	201	164
Total current assets	3,421	3,236
Property, net of accumulated depreciation of $5,310 and $5,236	3,543	3,621
Investments in unconsolidated entities	435	456
Goodwill	4,963	4,968
Other intangibles, net of accumulated amortization of $51 and $47	2,282	2,268
Pension	246	231
Other assets	497	471
Total assets	$15,387	$15,251
Current liabilities
Current maturities of long-term debt	$1,144	$1,266
Notes payable	780	1,204
Accounts payable	1,988	1,907
Accrued advertising and promotion	464	447
Accrued income taxes	83	42
Accrued salaries and wages	238	325
Other current liabilities	574	548
Total current liabilities	5,271	5,739
Long-term debt	6,277	5,275
Deferred income taxes	477	685
Pension liability	922	946
Nonpension postretirement benefits	58	77
Other liabilities	382	391
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	770	745
Retained earnings	6,701	6,597
Treasury stock, at cost	(4,092)	(3,943)
Accumulated other comprehensive income (loss)	(1,494)	(1,376)
Total Kellogg Company equity	1,990	2,128
Noncontrolling interests	10	10
Total equity	2,000	2,138
Total liabilities and equity	$15,387	$15,251
* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales	$3,268	$3,498	$6,663	$7,054
Cost of goods sold	1,998	2,257	4,148	4,568
Selling, general and administrative expense	821	829	1,628	1,690
Operating profit	449	412	887	796
Interest expense	68	58	285	112
Other income (expense), net	4	(46)	4	(72)
Income before income taxes	385	308	606	612
Income taxes	106	85	153	161
Earnings (loss) from unconsolidated entities	1	(1)	2	(2)
Net income	$280	$222	$455	$449
Net income (loss) attributable to noncontrolling interests	—	(1)	—	(1)
Net income attributable to Kellogg Company	$280	$223	$455	$450
Per share amounts:
Basic	$0.80	$0.63	$1.30	$1.27
Diluted	$0.79	$0.63	$1.29	$1.26
Dividends per share	$0.50	$0.49	$1.00	$0.98
Average shares outstanding:
Basic	350	353	350	354
Diluted	354	355	354	356
Actual shares outstanding at period end			349	353
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended July 2, 2016			Year-to-date period ended July 2, 2016
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$280			$455
Other comprehensive income (loss):
Foreign currency translation adjustments	(48)	(16)	(64)	(103)	13	(90)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(3)	1	(2)	(60)	24	(36)
Reclassification to net income	6	(2)	4	8	(3)	5
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service cost	(1)	—	(1)	(1)	—	(1)
Reclassification to net income:
Net experience loss	1	—	1	2	—	2
Prior service cost	2		2	2		2
Other comprehensive income (loss)	$(43)	$(17)	$(60)	$(152)	$34	$(118)
Comprehensive income			$220			$337
Comprehensive income attributable to Kellogg Company			$220			$337

	Quarter ended July 4, 2015			Year-to-date period ended July 4, 2015
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$222			$449
Other comprehensive income (loss):
Foreign currency translation adjustments	9	5	14	(54)	(16)	(70)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(4)	—	(4)	4	(1)	3
Reclassification to net income	(3)	—	(3)	(7)	—	(7)
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service credit (cost)	1	—	1	—	—	—
Reclassification to net income:
Net experience loss	1	—	1	2	—	2
Prior service cost	2	(1)	1	5	(2)	3
Other comprehensive income (loss)	$6	$4	$10	$(50)	$(19)	$(69)
Comprehensive income			$232			$380
Net Income (loss) attributable to noncontrolling interest			(1)			(1)
Other comprehensive income (loss) attributable to noncontrolling interests			—			(1)
Comprehensive income attributable to Kellogg Company			$233			$382
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, January 3, 2015	420	$105	$678	$6,689	64	$(3,470)	$(1,213)	$2,789	$62	$2,851
Common stock repurchases					11	(731)		(731)		(731)
Net income				614				614		614
Acquisition of noncontrolling interest, net									7	7
VIE deconsolidation									(58)	(58)
Dividends				(700)				(700)		(700)
Other comprehensive loss							(163)	(163)	(1)	(164)
Stock compensation			51					51		51
Stock options exercised and other			16	(6)	(5)	258		268		268
Balance, January 2, 2016	420	$105	$745	$6,597	70	$(3,943)	$(1,376)	$2,128	$10	$2,138
Common stock repurchases					5	(386)		(386)		(386)
Net income				455				455		455
Dividends				(351)				(351)		(351)
Other comprehensive loss							(118)	(118)		(118)
Stock compensation			30					30		30
Stock options exercised and other			(5)		(4)	237		232		232
Balance, July 2, 2016	420	$105	$770	$6,701	71	$(4,092)	$(1,494)	$1,990	$10	$2,000
Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	July 2, 2016	July 4, 2015
Operating activities
Net income	$455	$449
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	251	269
Postretirement benefit plan expense (benefit)	(56)	(41)
Deferred income taxes	7	(11)
Stock compensation	30	21
Venezuela remeasurement	11	152
Variable-interest entity impairment	—	(49)
Other	—	35
Postretirement benefit plan contributions	(23)	(17)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(159)	(207)
Inventories	17	5
Accounts payable	157	154
Accrued income taxes	54	(34)
Accrued interest expense	(2)	(2)
Accrued and prepaid advertising and promotion	10	9
Accrued salaries and wages	(87)	(61)
All other current assets and liabilities	(17)	(91)
Net cash provided by (used in) operating activities	648	581
Investing activities
Additions to properties	(249)	(258)
Acquisitions, net of cash acquired	(15)	(117)
Investments in unconsolidated entities, net proceeds	29	—
Other	(15)	42
Net cash provided by (used in) investing activities	(250)	(333)
Financing activities
Net issuances (reductions) of notes payable	(424)	114
Issuances of long-term debt	2,061	672
Reductions of long-term debt	(1,227)	(606)
Net issuances of common stock	233	90
Common stock repurchases	(386)	(285)
Cash dividends	(351)	(347)
Other	—	5
Net cash provided by (used in) financing activities	(94)	(357)
Effect of exchange rate changes on cash and cash equivalents	(24)	(40)
Increase (decrease) in cash and cash equivalents	280	(149)
Cash and cash equivalents at beginning of period	251	443
Cash and cash equivalents at end of period	$531	$294

Supplemental cash flow disclosures
Interest paid	$284	$114
Income taxes paid	$85	$240

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable*	$89	$96
*The Q2 2015 Consolidated Statement of Cash Flows has been revised to correctly eliminate the non-cash effect of accrued capital expenditures of $40 million from changes in Accounts payable, resulting in an increase in net cash provided by operations and from Additions to properties, resulting in an increase in net cash provided by investing activities. These revisions were not considered material to the previously issued Q2 2015 financial statements.
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended July 2, 2016 (unaudited)
Note 1 Accounting policies
Basis of presentation
The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2015 Annual Report on Form 10-K.
The condensed balance sheet information at January 2, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended July 2, 2016 are not necessarily indicative of the results to be expected for other interim periods or the full year.
Accounts payable
The Company has an agreement with a third party to provide an accounts payable tracking system which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into this agreement is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under this arrangement. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of July 2, 2016, $622 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $475 million of those payment obligations to participating financial institutions. As of January 2, 2016, $501 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $407 million of those payment obligations to participating financial institutions.
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

Note 2 Sale of accounts receivable

In March 2016, the Company entered into an agreement (the “Receivable Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Receivable Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is $550 million (increased from $350 million as of April 2, 2016).  During the year-to-date period ended July 2, 2016, $529 million of accounts receivable have been sold via this arrangement. Accounts receivable sold of $517 million remained outstanding under this arrangement as of July 2, 2016. The proceeds from these sales of receivables are included in cash from operating activities in the consolidated statement of cash flows. The recorded net loss on sale of receivables is included in other income and expense and is not material.

The Company has no retained interests in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of July 2, 2016 for this agreement as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Note 3 Goodwill and other intangible assets

Acquisition
In March 2016, the Company completed the acquisition of an organic and natural snack company for $18 million, which was accounted for under the purchase method and financed with cash on hand.  The assets, which primarily consist of indefinite lived brands, and liabilities are included in the Consolidated Balance Sheet as of July 2, 2016 within the North America Other segment.

Joint Venture
In January 2016, the Company formed a Joint Venture with Tolaram Africa to develop snacks and breakfast foods for the West Africa market.  In connection with the formation, the Company contributed the rights to indefinitely use the Company’s brands in these categories, including the Pringles brand.  Accordingly, the Company recorded a contribution of $5 million of intangible assets not subject to amortization with a corresponding increase in Investments in unconsolidated entities during the year-to-date period ended July 2, 2016, which represents the value attributed to the Pringles brand for this market.

Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 2, 2016	$131	$3,568	$82	$456	$431	$76	$224	$4,968
Currency translation adjustment	—	—	—	3	(8)	(1)	1	(5)
July 2, 2016	$131	$3,568	$82	$459	$423	$75	$225	$4,963

Intangible assets subject to amortization
(millions)

Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 2, 2016	$8	$42	$—	$5	$45	$6	$10	$116
Currency translation adjustment	—	—	—	—	—	—	—	—
July 2, 2016	$8	$42	$—	$5	$45	$6	$10	$116

Accumulated Amortization
January 2, 2016	$8	$16	$—	$4	$11	$6	$2	$47
Amortization	—	2	—	—	2	—	—	4
July 2, 2016	$8	$18	$—	$4	$13	$6	$2	$51

Intangible assets subject to amortization, net
January 2, 2016	$—	$26	$—	$1	$34	$—	$8	$69
Currency translation adjustment	—	—	—	—	—	—	—	—
Amortization	—	(2)	—	—	(2)	—	—	(4)
July 2, 2016	$—	$24	$—	$1	$32	$—	$8	$65
For intangible assets in the preceding table, amortization was $4 million for the year-to-date periods ended July 2, 2016 and July 4, 2015. The currently estimated aggregate annual amortization expense for full-year 2016 is approximately $7 million.
Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 2, 2016	$—	$1,625	$—	$158	$416	$—	$—	$2,199
Additions	—	—	—	18	—	—	—	18
Contribution to joint venture	—	—	—	—	(5)	—	—	(5)
Currency translation adjustment	—	—	—	1	4	—	—	5
July 2, 2016	$—	$1,625	$—	$177	$415	$—	$—	$2,217

Note 4 Investments in unconsolidated entities
In September 2015, the Company acquired, for $445 million, a 50% interest in Multipro Singapore Pte. Ltd. (Multipro), a leading distributor of a variety of food products in Nigeria and Ghana and also obtained an option to acquire 24.5% of an affiliated food manufacturing entity under common ownership based on a fixed multiple of future earnings as defined in the agreement (Purchase Option). The purchase price was subject to final adjustments based on Multipro’s 2015 earnings, as defined in the agreement, which was finalized during the quarter ended July 2, 2016. The final purchase price adjustment resulted in a $28 million reduction in the purchase price, which reduced the carrying amount of the investment. The acquisition of the 50% interest is accounted for under the equity method of accounting. The Purchase Option, which was recorded at cost and will be monitored for impairment through the exercise period, which is upon the earlier of the entity achieving a minimum level of earnings as defined in the agreement, in which case the Company has a one year exercise period, or 2020.
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
Project K
Project K, a four-year efficiency and effectiveness program, was announced in November 2013, and is expected to continue generating a significant amount of savings that may be invested in key strategic areas of focus for the business. Additionally, the Company expects that these savings may be used to drive future growth in the business.

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
The Company currently expects that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 18%), U.S. Snacks (approximately 17%), U.S. Specialty (approximately 1%), North America Other (approximately 10%), Europe (approximately 17%), Latin America (approximately 2%), Asia-Pacific (approximately 6%), and Corporate (approximately 29%). Certain costs impacting Corporate relate to additional initiatives to be approved and executed in the future. When these initiatives are fully defined and approved, the Company will update its estimated costs by reportable segment as needed.

Since the inception of Project K, the Company has recognized charges of $924 million that have been attributed to the program. The charges consist of $6 million recorded as a reduction of revenue, $571 million recorded in COGS and $347 million recorded in SGA.

Other Projects
In 2015 the Company initiated the implementation of a zero-based budgeting (ZBB) program in its North America business that is expected to deliver visibility to ongoing annual savings. During 2016 ZBB was expanded to include the international segments of the business. In support of the ZBB initiative, the Company incurred pre-tax charges of approximately $12 million and $17 million during the quarter and year-to-date period ended July 2, 2016, respectively. Total charges of $29 million have been recognized since the inception of the ZBB program.

Total Projects
During the quarter ended July 2, 2016, the Company recorded total charges of $72 million across all restructuring and cost reduction activities. The charges were comprised of $36 million recorded in cost of goods sold (COGS) and $36 million recorded in selling, general and administrative (SGA) expense. During the year-to-date period ended July 2, 2016, the Company recorded total charges of $124 million across all restructuring and cost reduction activities. The charges consist of $54 million recorded in COGS and $70 million recorded in SGA expense.
During the quarter ended July 4, 2015, the Company recorded total charges of $90 million across all restructuring and cost reduction activities. The charges consist of $65 million recorded in COGS and $25 million recorded in SGA expense. During the year-to-date period ended July 4, 2015, the Company recorded total charges of $158 million across all restructuring and cost reduction activities. The charges consist of $2 million recorded as a reduction of revenue, $97 million recorded in COGS and $59 million recorded in SGA expense.

The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarter and year-to-date periods ended July 2, 2016 and July 4, 2015 and program costs to date for programs currently active as of July 2, 2016.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	July 2, 2016
Employee related costs	$6	$16	$20	$33	$279
Asset related costs	17	24	27	47	173
Asset impairment	16	18	16	18	121
Other costs	33	32	61	60	380
Total	$72	$90	$124	$158	$953

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015	July 2, 2016
U.S. Morning Foods	$4	$13	$9	$21	$227
U.S. Snacks	34	10	54	19	180
U.S. Specialty	1	1	3	2	14
North America Other	4	23	13	29	103
Europe	14	25	28	44	201
Latin America	4	1	4	1	20
Asia Pacific	4	3	4	8	78
Corporate	7	14	9	34	130
Total	$72	$90	$124	$158	$953
For the quarters ended July 2, 2016 and July 4, 2015 employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.
At July 2, 2016 total exit cost reserves were $70 million, related to severance payments and other costs of which a substantial portion will be paid out in 2016 and 2017. The following table provides details for exit cost reserves.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of January 2, 2016	$55	$—	$—	$33	$88
2016 restructuring charges	20	16	27	61	124
Cash payments	(35)	—	(11)	(64)	(110)
Non-cash charges and other	—	(16)	(16)	—	(32)
Liability as of July 2, 2016	$40	$—	$—	$30	$70

Note 6 Equity
Earnings per share
Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were 3 million and 2 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended July 2, 2016, respectively. There were 3 million and 2 million anti dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended July 4, 2015, respectively.

Quarters ended July 2, 2016 and July 4, 2015:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2016
Basic	$280	350	$0.80
Dilutive potential common shares		4	(0.01)
Diluted	$280	354	$0.79
2015
Basic	$223	353	$0.63
Dilutive potential common shares		2	—
Diluted	$223	355	$0.63

Year-to-date periods ended July 2, 2016 and July 4, 2015:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2016
Basic	$455	350	$1.30
Dilutive potential common shares		4	(0.01)
Diluted	$455	354	$1.29
2015
Basic	$450	354	$1.27
Dilutive potential common shares		2	(0.01)
Diluted	$450	356	$1.26
In February 2014, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $1.5 billion of our common stock through December 2015. In December 2015, the board of directors approved a new authorization to repurchase of up to $1.5 billion of our common stock beginning in 2016 through December 2017.
During the year-to-date period ended July 2, 2016, the Company repurchased approximately 5 million shares of common stock for a total of $386 million. During the year-to-date period ended July 4, 2015, the Company repurchased 4 million shares of common stock for a total of $285 million.
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

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) for the quarter and year-to-date periods ended July 2, 2016 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended July 2, 2016	Year-to-date period ended July 2, 2016
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$—	$(7)	COGS
Foreign currency exchange contracts	—	—	SGA
Interest rate contracts	2	8	Interest expense
Commodity contracts	4	7	COGS
	$6	$8	Total before tax
	(2)	(3)	Tax expense (benefit)
	$4	$5	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$2	See Note 9 for further details
Prior service cost	2	2	See Note 9 for further details
	$3	$4	Total before tax
	—	—	Tax expense (benefit)
	$3	$4	Net of tax
Total reclassifications	$7	$9	Net of tax

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) for the quarter and year-to-date periods ended July 4, 2015 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended July 4, 2015	Year-to-date period ended July 4, 2015
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$(9)	$(16)	COGS
Foreign currency exchange contracts	2	2	SGA
Interest rate contracts	1	1	Interest expense
Commodity contracts	3	6	COGS
	$(3)	$(7)	Total before tax
	—	—	Tax expense (benefit)
	$(3)	$(7)	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$2	See Note 9 for further details
Prior service cost	2	5	See Note 9 for further details
	$3	$7	Total before tax
	(1)	(2)	Tax expense (benefit)
	$2	$5	Net of tax
Total reclassifications	$(1)	$(2)	Net of tax
Accumulated other comprehensive income (loss) as of July 2, 2016 and January 2, 2016 consisted of the following:

(millions)	July 2, 2016	January 2, 2016
Foreign currency translation adjustments	$(1,404)	$(1,314)
Cash flow hedges — unrealized net gain (loss)	(70)	(39)
Postretirement and postemployment benefits:
Net experience loss	(14)	(16)
Prior service cost	(6)	(7)
Total accumulated other comprehensive income (loss)	$(1,494)	$(1,376)

Noncontrolling interests
In December 2012, the Company entered into a series of agreements with a third party including a subordinated loan (VIE Loan) of $44 million which is convertible into approximately 85% of the equity of the entity (VIE). Due to this convertible subordinated loan and other agreements, the Company determined that the entity was a variable interest entity, the Company is the primary beneficiary and the Company has consolidated the financial statements of the VIE. The results of the VIE’s operations are included in the Consolidated Statements of Income for the six months period ended July 4, 2015. During the quarter ended April 4, 2015, the Company determined that certain assets related to the VIE may not be fully recoverable and recorded a non-cash charge of $25 million, which was recorded as other income (expense), net. During the quarter ended July 4, 2015, the 2012 Agreements were terminated and the VIE loan, including related accrued interest and other receivables, were settled, resulting in a partial reversal of the prior quarter charge of $6 million for the quarter ended July 4, 2015.  The net charge in the year-to-date period ended July 4, 2015 of $19 million was recorded in Other income (expense), net.  Upon termination of the 2013 Agreements, the Company is no longer considered the primary beneficiary of the VIE and accordingly, the VIE was deconsolidated as of July 4, 2015.  In connection with the deconsolidation, the Company derecognized all assets and liabilities of the VIE, including an allocation of a portion of goodwill from the U.S. Snacks operating segment, resulting in a $67 million non-cash gain, which was recorded within SGA expense for the quarter ended July 4, 2015.

Note 7 Debt
The following table presents the components of notes payable at July 2, 2016 and January 2, 2016:

	July 2, 2016		January 2, 2016
(millions)	Principal amount	Effective interest rate (a)	Principal amount	Effective interest rate
U.S. commercial paper	$425	0.70%	$899	0.45%
Europe commercial paper	328	(0.09)%	261	0.01%
Bank borrowings	27		44
Total	$780		$1,204
(a) Negative effective interest rates on certain borrowings in Europe are the result of efforts by the European Central Bank to stimulate the economy in the eurozone.

In May 2016, the Company issued €600 million (approximately $664 million USD at July 2, 2016, which reflects the discount and translation adjustments) of eight-year 1.00% Euro Notes due 2024, resulting in aggregate net proceeds after debt discount of $679 million . The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand and additional commercial paper borrowings, repayment of the Company's $750 million, five-year 4.45% U.S. Dollar Notes due 2016 at maturity. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision. The Notes were designated as a net investment hedge of the Company's investment in its Europe subsidiary when issued.

In the second quarter of 2016 the Company entered into interest rate swaps with notional amounts totaling approximately $958 million and €600 million which effectively converted $600 million of its 4.0% ten-year U.S. Dollar Notes due 2020, $358 million of its 3.125% U.S. Dollar Notes due 2022 and €600 million of its 1.00% Euro Notes due 2024 from fixed to floating rate obligations. The U.S. Dollar interest rate swaps were settled during the quarter for an unrealized gain of $12 million which will be amortized to interest expense over the remaining term of the related Notes.

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
The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of July 2, 2016 were as follows: (a) five-year 1.875% U.S. Dollar Notes due 2016 – 1.91%; (b) five-year 1.75% U.S. Dollar Notes due 2017 –  1.83%; (c) seven-year 3.25% U.S. Dollar Notes due 2018 – 2.58%; (d) ten-year 4.15% U.S. Dollar Notes due 2019 – 3.55%; (e) ten-year 4.00% U.S. Dollar Notes due 2020 – 2.99%; (f) ten-year 3.125% U.S. Dollar Notes due 2022 – 2.51%; (g) eight-year 1.00% Euro Notes due 2024 - 0.82%.
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

The Company classifies pre-tax stock compensation expense in COGS and SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended		Year-to-date period ended
(millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Pre-tax compensation expense	$17	$13	$33	$25
Related income tax benefit	$6	$5	$12	$9
As of July 2, 2016, total stock-based compensation cost related to non-vested awards not yet recognized was $115 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Stock options
During the year-to-date periods ended July 2, 2016 and July 4, 2015, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2015 Annual Report on Form 10-K.
Year-to-date period ended July 2, 2016:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	19	$58
Granted	3	76
Exercised	(4)	56
Forfeitures and expirations	—	—
Outstanding, end of period	18	$61	7.2	$335
Exercisable, end of period	10	$57	6.2	$247
Year-to-date period ended July 4, 2015:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	21	$56
Granted	3	64
Exercised	(2)	53
Forfeitures and expirations	—	—
Outstanding, end of period	22	$57	7.1	$131
Exercisable, end of period	13	$55	6.1	$114

The weighted-average fair value of options granted was $9.44 per share and $7.20 per share for the year-to-date periods ended July 2, 2016 and July 4, 2015, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the quarter ended July 2, 2016:	17%	6.9	1.60%	2.60%
Grants within the quarter ended July 4, 2015:	16%	6.9	1.98%	3.00%
The total intrinsic value of options exercised was $79 million and $23 million for the year-to-date periods ended July 2, 2016 and July 4, 2015, respectively.
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
A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of comparable operating profit growth achievement. Compensation cost related to comparable operating profit growth performance is revised for changes in the expected outcome. The 2016 target grant currently corresponds to approximately 188,000 shares, with a grant-date fair value of $76 per share.
Based on the market price of the Company’s common stock at July 2, 2016, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	July 2, 2016
2014 Award	$32
2015 Award	$27
2016 Award	$31
The 2013 performance share award, payable in stock, was settled at 35% of target in February 2016 for a total dollar equivalent of $3 million.
Other stock-based awards
During the year-to-date period ended July 2, 2016, the Company granted restricted stock units and a nominal number of restricted stock awards to eligible employees as presented in the following table. Terms of these grants and the Company’s method of determining grant-date fair value were consistent with that described within the stock compensation footnote in the Company’s 2015 Annual Report on Form 10-K.

Year-to-date period ended July 2, 2016:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	806	$58
Granted	574	70
Vested	(51)	55
Forfeited	(55)	62
Non-vested, end of period	1,274	$63
Year-to-date period ended July 4, 2015:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	346	$54
Granted	563	58
Vested	(79)	51
Forfeited	(17)	56
Non-vested, end of period	813	$57
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
Pension

	Quarter ended		Year-to-date period ended
(millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$25	$28	$49	$56
Interest cost	44	53	88	106
Expected return on plan assets	(90)	(100)	(179)	(200)
Amortization of unrecognized prior service cost	4	3	7	6
Total pension (income) expense	$(17)	$(16)	$(35)	$(32)
Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$5	$9	$10	$17
Interest cost	9	13	19	25
Expected return on plan assets	(23)	(25)	(45)	(50)
Amortization of unrecognized prior service cost (credit)	(2)	(1)	(5)	(1)
Total postretirement benefit (income) expense	$(11)	$(4)	$(21)	$(9)

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$2	$1	$4	$3
Interest cost	1	1	2	2
Recognized net loss	1	1	2	2
Total postemployment benefit expense	$4	$3	$8	$7
Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
July 2, 2016	$2	$4	$6
July 4, 2015	$1	$4	$5
Year-to-date period ended:
July 2, 2016	$15	$8	$23
July 4, 2015	$10	$7	$17
Full year:
Fiscal year 2016 (projected)	$28	$15	$43
Fiscal year 2015 (actual)	$19	$14	$33
Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 10 Income taxes
The consolidated effective tax rate for the quarter ended July 2, 2016 was 27% as compared to the prior year’s rate of 28%. The consolidated effective tax rates for the year-to-date periods ended July 2, 2016 and July 4, 2015 were 25% and 26%, respectively. The effective rate for the first half of 2016 benefited from excess tax benefits from share-based compensation as well as a benefit related to an audit closure. See Note 1 for further discussion regarding the ASU adoption. The effective tax rate for 2015 benefited from a reduction in tax related to current year remitted and unremitted earnings and the completion of certain tax examinations.
As of July 2, 2016, the Company classified $14 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $8 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended July 2, 2016; $50 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
January 2, 2016	$73
Tax positions related to current year:
Additions	3
Reductions	—
Tax positions related to prior years:
Additions	1
Reductions	—
Settlements	—
July 2, 2016	$77

For the quarter and year-to-date periods ended July 2, 2016, the Company recognized an increase of $1 million and $2 million, respectively, for tax-related interest. During the year-to-date period ended July 4, 2015, the Company recognized tax-related interest and penalties netting to zero. The accrual balance was $19 million at July 2, 2016.
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
Total notional amounts of the Company’s derivative instruments as of July 2, 2016 and January 2, 2016 were as follows:

(millions)	July 2, 2016	January 2, 2016
Foreign currency exchange contracts	$1,288	$1,210
Interest rate contracts	668	—
Commodity contracts	470	470
Total	$2,426	$1,680
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at July 2, 2016 and January 2, 2016, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of July 2, 2016 or January 2, 2016.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of July 2, 2016 and January 2, 2016:
Derivatives designated as hedging instruments

	July 2, 2016			January 2, 2016
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$20	$20	$—	$11	$11
Interest rate contracts:
Other assets (a)	—	10	10	—	—	—
Total assets	$—	$30	$30	$—	$11	$11
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(12)	$(12)	$—	$(10)	$(10)
Commodity contracts:
Other current liabilities	—	(6)	(6)	—	(14)	(14)
Total liabilities	$—	$(18)	$(18)	$—	$(24)	$(24)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $668 million as of July 2, 2016.
Derivatives not designated as hedging instruments

	July 2, 2016			January 2, 2016
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$9	$9	$—	$18	$18
Commodity contracts:
Other prepaid assets	7	—	7	4	—	4
Total assets	$7	$9	$16	$4	$18	$22
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(5)	$(5)	$—	$(6)	$(6)
Commodity contracts:
Other current liabilities	(16)	—	(16)	$(33)	$—	$(33)
Total liabilities	$(16)	$(5)	$(21)	$(33)	$(6)	$(39)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $1.9 billion and $1.2 billion as of July 2, 2016 and January 2, 2016, respectively.

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of July 2, 2016 and January 2, 2016 would be adjusted as detailed in the following table:

As of July 2, 2016:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$46	$(12)	$—	$34
Total liability derivatives	$(39)	$12	$27	$—

As of January 2, 2016:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$33	$(12)	$—	$21
Total liability derivatives	$(63)	$12	$51	$—

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended July 2, 2016 and July 4, 2015 was as follows:
Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		July 2, 2016	July 4, 2015
Foreign currency exchange contracts	Other income (expense), net	$—	$—
Interest rate contracts	Interest expense	3	(2)
Total		$3	$(2)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	July 2, 2016	July 4, 2015		July 2, 2016	July 4, 2015		July 2, 2016	July 4, 2015
Foreign currency exchange contracts	$(1)	$2	COGS	$—	$9	Other income (expense), net	$(1)	$(2)
Foreign currency exchange contracts	—	(6)	SGA expense	—	(2)	Other income (expense), net	—	—
Interest rate contracts	(3)	—	Interest expense	(2)	(1)	N/A	—	—
Commodity contracts	1	—	COGS	(4)	(3)	Other income (expense), net	—	—
Total	$(3)	$(4)		$(6)	$3		$(1)	$(2)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	July 2, 2016	July 4, 2015
Foreign currency denominated long-term debt	$46	$(14)
Foreign currency exchange contracts	(1)	—
Total	$45	$(14)
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		July 2, 2016	July 4, 2015
Foreign currency exchange contracts	COGS	$(1)	$1
Foreign currency exchange contracts	Other income (expense), net	(1)	5
Commodity contracts	COGS	6	13
Commodity contracts	SGA	2	1
Total		$6	$20

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended July 2, 2016 and July 4, 2015 was as follows:

Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		July 2, 2016	July 4, 2015
Foreign currency exchange contracts	Other income (expense), net	$—	$(4)
Interest rate contracts	Interest expense	9	7
Total		$9	$3
(a) Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	July 2, 2016	July 4, 2015		July 2, 2016	July 4, 2015		July 2, 2016	July 4, 2015
Foreign currency exchange contracts	$9	$19	COGS	$7	$16	Other income (expense), net	$(1)	$(2)
Foreign currency exchange contracts	—	(6)	SGA expense	—	(2)	Other income (expense), net	—	—
Interest rate contracts	(69)	(9)	Interest expense	(8)	(1)	N/A	—	—
Commodity contracts	—	—	COGS	(7)	(6)	Other income (expense), net	—	—
Total	$(60)	$4		$(8)	$7		$(1)	$(2)
(a) Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	July 2, 2016	July 4, 2015
Foreign currency denominated long-term debt	$(12)	$43
Foreign currency exchange contracts	(23)	—
Total	$(35)	$43

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		July 2, 2016	July 4, 2015
Foreign currency exchange contracts	COGS	$(10)	$1
Foreign currency exchange contracts	Other income (expense), net	10	7
Interest rate contracts	Interest expense	—	—
Commodity contracts	COGS	10	2
Commodity contracts	SGA	2	1
Total		$12	$11
During the next 12 months, the Company expects $9 million of net deferred losses reported in AOCI at July 2, 2016 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on July 2, 2016 was $5 million. If the credit-risk-related contingent features were triggered as of July 2, 2016, the Company would be required to post collateral of $5 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of July 2, 2016 triggered by credit-risk-related contingent features.
2016 fair value measurements on a nonrecurring basis
As part of Project K, the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. See Note 5 for more information regarding Project K.
During the quarter ended July 2, 2016, long-lived assets of $26 million related to a manufacturing facility in the Company's US Snacks reportable segment, were written down to an estimated fair value of $10 million due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
The following table presents level 3 assets that were measured at fair value on the consolidated Balance Sheet on a nonrecurring basis as of July 2, 2016:

(millions)	Fair Value	Total Loss
Description:
Long-lived assets	$10	$(16)
Total	$10	$(16)
2015 fair value measurements on a nonrecurring basis
During the quarter ended July 4, 2015, as part of Project K, long-lived assets of $31 million related to a manufacturing facility in the Company's North America Other reportable segment, were written down to an estimated fair value of $13 million due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
During the quarter ended July 4, 2015, the Company moved from the CENCOEX foreign currency official exchange rate to the SIMADI foreign currency exchange rate for purposes of remeasuring the financial statements of its Venezuelan subsidiary. In connection with this change in foreign currency exchange rates, the Company also evaluated the carrying value of the long lived assets related to its Venezuelan subsidiary. See Note 13 for more information regarding Venezuela. During the quarter-ended July 4, 2015 long-lived assets with a carrying value of $51 million were written down to an estimated fair value of $2 million. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
The following table presents level 3 assets that were measured at fair value on the consolidated Balance Sheet on a nonrecurring basis as of July 4, 2015:

(millions)	Fair Value	Total Loss
Description:
Long-lived assets	$15	$(67)
Total	$15	$(67)
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes and was as follows at July 2, 2016:

(millions)	Fair Value	Carrying Value
Current maturities of long-term debt	$1,144	$1,144
Long-term debt	6,815	6,277
Total	$7,959	$7,421
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of July 2, 2016, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of July 2, 2016, the Company had no collateral posting requirements related to reciprocal collateralization agreements. As of July 2, 2016 the Company posted $27 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 24% of consolidated trade receivables at July 2, 2016.

Note 12 Contingencies
In connection with the Company’s previous labor negotiations with the union representing the work-force at its Memphis, TN cereal production facility, the National Labor Relations Board (NLRB) filed a complaint alleging unfair labor practices under the National Labor Relations Act in March 2014. In July 2014, a U.S. District Court judge ruled that the Memphis employees were entitled to return to work while the underlying litigation continues and employees subsequently returned to work. In August 2014, an NLRB Administrative Law Judge dismissed the complaint that initiated the underlying litigation. In May 2015, the NLRB reversed the decision of the Administrative Law Judge in favor of the union. The Company is appealing this decision and the case continues. This litigation is not expected to have a material effect on the production or distribution of products from the Memphis, TN facility or a material financial impact on the Company. As of July 2, 2016, the Company has not recorded a liability related to this matter as an adverse outcome is not considered probable. The Company will continue to evaluate the likelihood of potential outcomes for this case as the litigation continues.
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
The Company has evaluated all of the facts and circumstances surrounding its Venezuelan business and determined that as of July 2, 2016, the DICOM (formerly SIMADI) rate continues to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements.
As of July 2, 2016, the published DIPRO and DICOM rates offered were 10.0 and 632.9 bolivars to the U.S. dollar, respectively.
For the year-to-date periods ended July 2, 2016 and July 4, 2015, Venezuela represented less than 1% and approximately 3% of total net sales, respectively. The Company’s net monetary assets denominated in the Venezuelan bolivar were immaterial after applying the DICOM and SIMADI exchange rates as of July 2, 2016 and January 2, 2016, respectively.

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
The U.S. Morning Foods operating segment includes cereal, toaster pastries, and health and wellness beverages and bars.
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

	Quarter ended		Year-to-date period ended
(millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales
U.S. Morning Foods	$727	$742	$1,494	$1,518
U.S. Snacks	803	835	1,635	1,689
U.S. Specialty	271	270	647	631
North America Other	406	439	820	872
Europe	629	650	1,227	1,257
Latin America	204	328	396	623
Asia Pacific	228	234	444	464
Consolidated	$3,268	$3,498	$6,663	$7,054
Operating profit
U.S. Morning Foods	$165	$131	$313	$258
U.S. Snacks (a)	69	160	152	240
U.S. Specialty	60	59	146	137
North America Other	47	37	92	96
Europe	68	57	138	118
Latin America (b)	20	(56)	43	(5)
Asia Pacific	12	10	29	22
Total Reportable Segments	441	398	913	866
Corporate (c)	8	14	(26)	(70)
Consolidated	$449	$412	$887	$796

(a)	Includes a non-cash gain of $67 million associated with the deconsolidation of a VIE during the quarter and year-to-date period ended July 4, 2015.

(b)
Includes non-cash losses totaling $7 million and $103 million associated with the remeasurement of the financial statements of the Company's Venezuela subsidiary during the quarters ended July 2, 2016 and July 4, 2015, respectively. Includes a non-cash loss of $13 million and $103 million associated with the remeasurement of the financial statements of the Company's Venezuela subsidiary during the year-to-date periods ended July 2, 2016 and July 4, 2015, respectively.

(c)
Includes mark-to-market adjustments for pension plans, commodity and foreign currency contracts totaling $20 million and $35 million for the quarters ended July 2, 2016 and July 4, 2015, respectively. Includes mark-to-market adjustments for pension plans, commodity and foreign currency contracts totaling ($4) million and ($32) million for the year-to-date periods ended July 2, 2016 and July 4, 2015, respectively.

Note 15 Subsequent events

On July 13, 2016, we entered into a $200 million U.S. accounts receivable securitization program with a third party financial institution. Under this program, we will receive cash consideration of up to $200 million and an other receivable for the remainder of the purchase price. We will account for transfers of receivables pursuant to this program as a sale and remove them from our consolidated balance sheet. This securitization program utilizes Kellogg Funding Company (Kellogg Funding), a wholly-owned subsidiary of the Company. Kellogg Funding's sole business consists of the purchase of receivables and related assets, from its parent or other subsidiary and subsequent transfer of such receivables and related assets to the financial institution. Although Kellogg Funding is included in our consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of Kellogg Funding assets prior to any assets or value in Kellogg Funding becoming available to the Company or its subsidiaries. The assets of Kellogg Funding are not available to pay creditors of the Company or its subsidiaries. This program expires in July 2017.

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

We manage our Company for sustainable performance as defined by our long-range annual growth targets. Our targeted long-range annual growth is low-single-digit (1 to 3%) for currency-neutral comparable net sales, mid-single-digit (4 to 6%) for currency-neutral comparable operating profit, and high-single-digit (7 to 9%) for currency-neutral comparable diluted net earnings per share (EPS).

Operating Margin Expansion by 2018
We have recently announced a plan to expand our currency-neutral comparable operating margin by 350 basis points during 2016 through 2018, reaching approximately 18%.  This is an increase and acceleration from our previous guidance, which targeted a 17-18% currency-neutral comparable operating margin by 2020.

There are four elements to this accelerated margin expansion plan:

•
Productivity and savings - In addition to annual productivity savings to offset inflation, we will expand our zero-based budgeting initiative in the U.S., and launch it in our international regions.  We also are working on additional Project K initiatives.  The result of these initiatives should be higher annual savings.

•	Price Realization - We will establish a more formal Revenue Growth Management discipline around the world, to help us realize price in a more effective way.

•	Investing for Impact - We are updating our investment model to align with today's consumer and technology in order to optimize the return on investment in our brands.

•	On-Trend Foods - We are adopting a more impactful approach to renovation and innovation of our foods.

During the execution of this initiative, we are moderating our currency-neutral comparable net sales growth outlook to approximately flat.  This reflects both the current industry dynamics as well as the result of some of the operating margin expansion efforts which could impact price elasticity and portfolio optimization.  Nevertheless, these margin-expansion actions are expected to drive accelerated growth in currency-neutral comparable operating profit and earnings growth in 2017 and 2018.

Guidance on operating profit margin expansion and net sales growth outlook is provided on a non-GAAP, currency-neutral comparable basis only because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company. Please refer to the "Non-GAAP Financial Measures" section for a further discussion of our use of non-GAAP measures, including quantification of known expected adjustment items.

Non-GAAP Financial Measures
This filing includes non-GAAP financial measures that we provide to management and investors that exclude certain items that we do not consider part of on-going operations. Items excluded from our non-GAAP financial measures are discussed in the "Significant items impacting comparability" section of this filing. Our management team consistently utilizes a combination of GAAP and non-GAAP financial measures to evaluate business results, to make decisions regarding the future direction of our business, and for resource allocation decisions, including incentive compensation. As a result, we believe the presentation of both GAAP and non-GAAP financial measures provides investors with increased transparency into financial measures used by our management team and improves investors’ understanding of our underlying operating performance and in their analysis of ongoing operating trends. All historic non-GAAP financial measures have been reconciled with the most directly comparable GAAP financial measures.

Non-GAAP financial measures used include comparable net sales, comparable gross margin, comparable SGA, comparable operating profit, comparable operating profit margin, comparable effective tax rate, comparable net income attributable to Kellogg Company, comparable diluted EPS, and cash flow. These non-GAAP financial measures are also evaluated for year-over-year growth and on a currency-neutral basis to evaluate the underlying growth of the business and to exclude the effect of foreign currency. We determine currency-neutral operating results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. These non-GAAP financial measures may not be comparable to similar measures used by other companies.

•
Comparable net sales: We adjust the GAAP financial measures to exclude the pre-tax effect of acquisitions, divestitures, and shipping day differences. We excluded the items which we believe may obscure trends in our underlying net sales performance. By providing this non-GAAP net sales measure, management intends to provide investors with a meaningful, consistent comparison of net sales performance for the Company and each of our reportable segments for the periods presented. Management uses this non-GAAP measure to evaluate the effectiveness of initiatives behind net sales growth, pricing realization, and the impact of mix on our business results. This non-GAAP measure is also used to make decisions regarding the future direction of our business, and for resource allocation decisions. Currency-neutral comparable net sales represents comparable net sales excluding the impact of foreign currency.

•
Comparable gross profit, comparable gross margin, comparable SGA, comparable SGA%, comparable operating profit, comparable operating profit margin, comparable net income attributable to Kellogg Company, and comparable diluted EPS: We adjust the GAAP financial measures to exclude the effect of Project K and cost reduction activities, acquisitions, divestitures, integration costs, mark-to-market adjustments for pension plans, commodities and certain foreign currency contracts, costs associated with the VIE deconsolidation and costs associated with the Venezuela remeasurement. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, such as Project K, ZBB and Revenue Growth Management, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments. Currency-neutral comparable represents comparable excluding foreign currency impact.

Comparable effective tax rate: We adjust the GAAP financial measure to exclude tax effect of Project K and cost reduction activities, acquisitions, divestitures, integration costs, mark-to-market adjustments for pension plans, commodities and certain foreign currency contracts, costs associated with the Venezuela remeasurement, costs associated with the VIE deconsolidation, and costs associated with the early redemption of debt outstanding. We excluded the items which we believe may obscure trends in our underlying tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

•
Cash flow: Defined as net cash provided by operating activities reduced by expenditures for property additions. Cash flow does not represent the residual cash flow available for discretionary expenditures. We use this non-GAAP financial measure of cash flow to focus management and investors on the amount of cash available for debt repayment, dividend distributions, acquisition opportunities, and share repurchases once all of the Company’s business needs and obligations are met. Additionally, certain performance-based compensation includes a component of this non-GAAP measure.

These measures have not been calculated in accordance with GAAP and should not be viewed as a substitute for GAAP reporting measures.

Significant items impacting comparability
Project K and cost reduction activities
During 2013, we announced Project K, a four-year efficiency and effectiveness program. The program is expected to generate a significant amount of savings that may be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow. We recorded pre-tax charges related to this program of $60 million and $107 million for the quarter and year-to-date periods ended July 2, 2016, respectively. We also recorded charges of $90 million and $158 million for the quarter and year-to-date periods ended July 4, 2015, respectively.

In 2015 we initiated the implementation of a zero-based budgeting (ZBB) program in our North America business. During 2016 ZBB is being expanded to include the international segments of the business. In support of the ZBB initiative, we incurred pre-tax charges of $12 million and $17 million for the quarter and year-to-date periods ended July 2, 2016.

See the Restructuring and cost reduction activities section for more information.

Acquisitions
In September 2015, we completed the acquisition of Mass Foods, Egypt's leading cereal company for $46 million, or $44 million net of cash and cash equivalents acquired. In our European reportable segment, for the quarter ended July 2, 2016 the acquisition added $5 million in net sales and less than $1 million of operating profit (before integration costs) that impacted the comparability of our reported results. For the year-to-date period ended July 2, 2016 the acquisition added $10 million in net sales and approximately $1 million in operating profit (before integration costs) that impacted comparability of our reported results.

In January 2015, we completed the acquisition of a majority interest in Bisco Misr, the number one packaged biscuits company in Egypt for $125 million, or $117 million net of cash and cash equivalents acquired. The quarter ended April 2, 2016 represented the final reporting period in which year-over-year comparability was impacted for this acquisition. In our European reportable segment, the acquisition added $9 million in net sales and less than $1 million of operating profit (before integration costs) that impacted the comparability of our reported results for the year-to-date period ended July 2, 2016.

Integration costs
We have incurred integration costs related to the integration of the 2015 acquisitions of Bisco Misr and Mass Foods, the 2015 entry into a joint venture with Tolaram Africa, and the 2012 acquisition of Pringles (integration completed in 2015) as we move these businesses into the Kellogg business model. We recorded pre-tax integration costs that were less than $1 million and approximately $1 million for the quarter and year-to-date periods ended July 2, 2016, respectively. We also recorded integration costs of $6 million and $14 million for the quarter and year-to-date periods ended July 4, 2015, respectively.

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market benefit of $20 million and a pre-tax mark-to-market charge of $4 million for the quarter and year-to-date periods ended July 2, 2016, respectively. We also recorded a pre-tax mark-to-market benefit of $35 million and a pre-tax mark-to-market charge of $32 million for the quarter and year-to-date periods ended July 4, 2015, respectively.

Other costs impacting comparability
During the quarter ended April 2, 2016, we redeemed $475 million of our 7.45% U.S. Dollar Debentures due 2031. During that same quarter, in connection with the debt redemption, we incurred $153 million of interest expense, consisting primarily of a premium on the tender offer and also including accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees related to the tender offer. Refer to Note 7 within the Notes to Consolidated Financial Statements for further information.

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

Venezuela remeasurement
During 2015 we experienced an increase in the amount of time it takes to exchange bolivars for U.S. dollars through the DIPRO (formerly CENCOEX) exchange. Due to this reduced availability of U.S. dollars and upon review of U.S. dollar cash needs in our Venezuela operations as of the quarter ended July 4, 2015, we concluded that we were no longer able to obtain sufficient U.S. dollars on a timely basis through the DIPRO exchange resulting in a decision to remeasure our Venezuela subsidiary's financial statements using the DICOM (formerly SIMADI) rate. In connection with the change in rates, we evaluated the carrying value of our non-monetary assets for impairment and lower of cost or market adjustments. As a result of moving from the CENCOEX official rate to the SIMADI rate, we recorded pre-tax charges totaling $152 million in the quarter ended July 4, 2015, including $112 million in the Latin America operating segment and $40 million in the Corporate operating segment. Of the total charges, $100 million was recorded in COGS, $3 million was recorded in SGA, and $49 million was recorded in Other income (expense), net. These charges consisted of $47 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar at the SIMADI exchange rate (recorded in Other income (expense), net), $56 million related to reducing inventory to the lower of cost or market (recorded in COGS) and $49 million related to the impairment of long-lived assets in Venezuela (recorded primarily in COGS).

We have evaluated all of the facts and circumstances surrounding our Venezuelan business and determined that as of July 2, 2016 the DICOM rate continues to be the appropriate rate to use for remeasuring our Venezuelan subsidiary’s financial statements.

Following the change to the SIMADI rate as of July 4, 2015, certain non-monetary assets related to our Venezuelan subsidiary continued to be remeasured at historical exchange rates. As these assets were utilized by our Venezuelan subsidiary during the second half of 2015 and first quarter of 2016 they were recognized in the income statement at historical exchange rates resulting in an unfavorable impact. We experienced an unfavorable pre-tax impact of approximately $4 million in the year-to-date period ended July 2, 2016 related to the utilization of these remaining non-monetary assets.

Additionally, with the introduction of the new DICOM floating rate in February 2016 we experienced an unfavorable pre-tax impact of approximately $5 million and $7 million in the quarter and year-to-date periods ended July 2, 2016 related to the utilization of non-monetary assets. These non-monetary assets were recognized in the income statement at historical exchange rates and primarily impacted COGS.

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

As a result of our decision to change the exchange rate that we use to remeasure our Venezuela subsidiary from DIPRO (formerly CENCOEX) to the DICOM (formerly SIMADI) exchange rate beginning mid-2015, the methodology we use to calculate the impact of foreign currency translation, as described above, results in certain key performance metrics that are difficult to interpret when Venezuela is included in the financial results. The impact of this change in Venezuela exchange rates on year-over-year performance metrics is anticipated to be most significant for the four quarters ended July 2, 2016. During this four-quarter transitional period, to provide additional visibility to our business performance, we have also included key performance metrics excluding our Venezuela business. We believe the use of our standard currency-neutral methodology in combination with the additional visibility provided by excluding Venezuela from our key performance metrics provides important information to more fully understand currency-neutral operating results during this four-quarter transition.

Financial results
For the quarter ended July 2, 2016, our reported net sales declined by 6.6% due to the effect of currency devaluation, which was partially offset by the benefit of pricing action in Venezuela to offset cost inflation. Currency-neutral comparable net sales improved by 8.6%. Excluding Venezuela, currency-neutral comparable net sales declined by 2.0%. This decline was primarily due to declines in U.S. Snacks, North America Other, U.S. Morning Foods, and European cereal which was partially offset by high-single-digit sales growth in European Snacks and low-single-digit sales growth in Asia.

Reported operating profit increased by 9.1%, primarily the result of favorable year-over-year net changes in Venezuela remeasurement and VIE deconsolidation, reduced restructuring charges, reduced integration costs, improved profitability in several of our U.S. businesses resulting from ZBB savings and operating profit growth in Europe, Latin America, and Asia-Pacific. Currency-neutral comparable operating profit increased by 10.6% due to the benefit of the timing of pricing actions in Venezuela to offset cost inflation. Excluding Venezuela, currency-neutral comparable operating profit increased by 5.3%, exceeding our expectations as broad-based operating profit growth contributed to a 30 basis point operating margin expansion, or 110 basis points after excluding the inflationary effects of Venezuela.

Reported diluted EPS of $.79 for the quarter was up 25.4% compared to the prior year of $.63. Reported diluted EPS for the quarter was impacted favorably by the benefit of pricing actions in Venezuela and broad-based profit growth, year-over-year changes in the Venezuela remeasurement ($.42), and reductions in Project K costs ($.05), while being unfavorably impacted by year-over-year changes in VIE deconsolidation ($.21), mark-to-market ($.05), and foreign currency translation ($.09). Currency-neutral comparable diluted EPS of $1.00 increased by 8.7% compared to prior year of $.92 due to the benefit of pricing actions in Venezuela and broad-based profit growth, exceeding our expectations. Excluding Venezuela, currency-neutral comparable diluted EPS of $.94 increased by 5.6% compared to prior year of $.89.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Reported net income attributable to Kellogg Company	$280	$223	$455	$450
Mark-to-market (pre-tax)	20	35	(4)	(32)
Project K and cost reduction activities (pre-tax)	(72)	(90)	(124)	(158)
Other costs impacting comparability (pre-tax)	—	73	(153)	48
Acquisitions/divestitures and integration costs (pre-tax)	—	(6)	—	(14)
Venezuela remeasurement (pre-tax)	(5)	(152)	(11)	(152)
Income tax benefit applicable to adjustments, net*	16	36	85	80
Comparable net income attributable to Kellogg Company	$321	$327	$662	$678
Foreign currency impact	(31)		(163)
Currency-neutral comparable net income attributable to Kellogg Company	$352		$825
Reported diluted EPS	$0.79	$0.63	$1.29	$1.26
Mark-to-market (pre-tax)	0.05	0.10	(0.01)	(0.09)
Project K and cost reduction activities (pre-tax)	(0.20)	(0.25)	(0.35)	(0.44)
Other costs impacting comparability (pre-tax)	—	0.21	(0.43)	0.13
Acquisitions/divestitures and integration costs (pre-tax)	—	(0.02)	—	(0.04)
Venezuela remeasurement (pre-tax)	(0.01)	(0.43)	(0.03)	(0.43)
Income tax benefit applicable to adjustments, net*	0.04	0.10	0.24	0.23
Comparable diluted EPS	$0.91	$0.92	$1.87	$1.90
Foreign currency impact	(0.09)		(0.46)
Currency-neutral comparable diluted EPS	$1.00		$2.33
Currency-neutral comparable diluted EPS growth	8.7%	(4.9)%	22.6%	(1.0)%
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the second quarter of 2016 versus 2015:

Quarter ended July 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$727	$803	$271	$406	$629	$204	$228	$—	$3,268
Project K and cost reduction activities	—	—	—	—	—	—	—	—	—
Acquisitions/divestitures and integration costs	—	—	—	—	5	—	—	—	5
Differences in shipping days	—	—	—	—	—	—	—	—	—
Comparable net sales	$727	$803	$271	$406	$624	$204	$228	$—	$3,263
Foreign currency impact	—	—	—	(4)	(26)	(491)	(7)	—	(528)
Currency-neutral comparable net sales	$727	$803	$271	$410	$650	$695	$235	$—	$3,791
Quarter ended July 4, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$742	$835	$270	$439	$650	$328	$234	$—	$3,498
Project K and cost reduction activities	—	—	—	—	—	—	—	—	—
Acquisitions/divestitures and integration costs	—	—	—	—	—	—	8	—	8
Differences in shipping days	—	—	—	—	—	—	—	—	—
Comparable net sales	$742	$835	$270	$439	$650	$328	$226	$—	$3,490
% change - 2016 vs. 2015:
Reported growth	(2.0)%	(3.9)%	0.5%	(7.4)%	(3.2)%	(37.9)%	(2.9)%	—%	(6.6)%
Project K and cost reduction activities	—%	—%	—%	—%	—%	—%	—%	—%	—%
Acquisitions/divestitures and integration costs	—%	—%	—%	0.1%	0.7%	—%	(3.1)%	—%	(0.1)%
Differences in shipping days	—%	—%	—%	—%	—%	—%	—%	—%	—%
Comparable growth	(2.0)%	(3.9)%	0.5%	(7.5)%	(3.9)%	(37.9)%	0.2%	—%	(6.5)%
Foreign currency impact	—%	—%	—%	(1.1)%	(3.9)%	(149.8)%	(3.2)%	—%	(15.1)%
Currency-neutral comparable growth	(2.0)%	(3.9)%	0.5%	(6.4)%	—%	111.9%	3.4%	—%	8.6%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended July 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$165	$69	$60	$47	$68	$20	$12	$8	$449
Mark-to-market	—	—	—	—	—	—	—	20	20
Project K and cost reduction activities	(4)	(34)	(1)	(4)	(14)	(4)	(4)	(7)	(72)
Other costs impacting comparability	—	—	—	—	—	—	—	—	—
Acquisitions/divestitures and integration costs	—	—	—	—	1	—	—	—	1
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(7)	—	—	(7)
Comparable operating profit	$169	$103	$61	$51	$81	$31	$16	$(5)	$507
Foreign currency impact	—	—	—	(2)	(7)	(47)	1	3	(52)
Currency-neutral comparable operating profit	$169	$103	$61	$53	$88	$78	$15	$(8)	$559
Quarter ended July 4, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$131	$160	$59	$37	$57	$(56)	$10	$14	$412
Mark-to-market	—	—	—	—	—	—	—	35	35
Project K and cost reduction activities	(13)	(10)	(1)	(23)	(25)	(1)	(3)	(14)	(90)
Other costs impacting comparability	—	67	—	—	—	—	—	—	67
Acquisitions/divestitures and integration costs	—	—	—	—	(3)	—	1	(1)	(3)
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(102)	—	(1)	(103)
Comparable operating profit	$144	$103	$60	$60	$85	$47	$12	$(5)	$506
% change - 2016 vs. 2015:
Reported growth	25.1%	(57.2)%	2.5%	31.8%	19.5%	135.2%	18.1%	(35.3)%	9.1%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	(83.7)%	(5.0)%
Project K and cost reduction activities	8.0%	(17.3)%	(1.5)%	43.5%	19.5%	(7.5)%	5.5%	1.6%	6.5%
Other costs impacting comparability	—%	(38.4)%	—%	—%	—%	—%	—%	—%	(17.9)%
Acquisitions/divestitures and integration costs	—%	—%	—%	(0.1)%	3.5%	(0.3)%	(5.8)%	14.6%	1.3%
Differences in shipping days	—%	—%	—%	—%	—%	—%	—%	—%	—%
Venezuela remeasurement	—%	—%	—%	—%	—%	179.9%	—%	13.2%	23.9%
Comparable growth	17.1%	(1.5)%	4.0%	(11.6)%	(3.5)%	(36.9)%	18.4%	19.0%	0.3%
Foreign currency impact	—%	—%	—%	(1.1)%	(7.2)%	(103.5)%	0.9%	68.5%	(10.3)%
Currency-neutral comparable growth	17.1%	(1.5)%	4.0%	(10.5)%	3.7%	66.6%	17.5%	(49.5)%	10.6%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
As Reported and Currency-neutral comparable net sales declined 2.0% as a result of unfavorable pricing/mix which was partially offset by increased volume. This segment consists of cereal, toaster pastries, and health and wellness bars.

The cereal category was flat in the quarter and several of our brands were down resulting in a net sales decline. Our share was off slightly in the quarter, mainly due to timing of promotional activity, but our six core brands held share. Toaster pastries reported high-single-digit increase in net sales and share gains for the quarter, with good contribution from the new Orange Crush® and A&W® root beer flavors.

During the second half of the year, we continue to expect improvement in net sales performance, particularly with the timing of the Olympics promotion Frosted Flakes® ad campaign.

As Reported operating profit increased 25.1% due to Project K savings, ZBB savings, net deflation of input costs and reduced restructuring charges. This was partially offset by the unfavorable sales performance. Currency-neutral comparable operating profit increased 17.1%, slightly less than As Reported after eliminating the benefit of reduced restructuring charges.

U.S. Snacks
As Reported and Currency-neutral comparable net sales declined 3.9% as a result of decreased volume and unfavorable pricing/mix. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks.

During the quarter, we completed the reorganization of the U.S. Snacks DSD sales force that was started in the first quarter. We did see some disruption in our sales and display activity as we transitioned employees to new roles, zones, and customer responsibilities. The impact is behind us now and we’ve already started to see signs of improved effectiveness.

Crackers posted a slight increase in sales for the quarter. Our big-three brands (Cheez-it®, Club®, and Townhouse®) in combination continued to post good consumption growth and collectively gaining share.

The bars business posted a decline in net sales primarily due to certain lines of Special K® bars reporting consumption double-digit declines. However, Rice Krispies Treats® and Nutri-Grain® posted mid-single-digit consumption growth in the quarter.

The cookies business posted a sales decline for the quarter. The Keebler® brand grew, as we turned on advertising for the Keebler elves for the first time in years resulting in consumption growth during the quarter.

The savory snacks business posted a slight sales decline. However, core products and our single-serve offerings reported consumption growth. During the second half of the year, we expect a reduced impact from the elimination of certain non-core products.

As Reported operating profit declined 57.2% due to the prior-year benefit of the VIE deconsolidation, increased restructuring charges in the current year, and the unfavorable sales performance. This was partially offset by Project K savings and ZBB savings. Currency-neutral comparable operating profit decreased 1.5% after excluding the impact of the prior-year VIE deconsolidation and the impact of restructuring charges.

U.S. Specialty
As Reported and Currency-neutral comparable net sales improved 0.5% as a result of improved pricing/mix which was partially offset by reduced volume.

Our sales growth was balanced among our three core channels: Foodservice, Convenience, and Vending. In Foodservice, we sustained strong growth in cereal, crackers, veggie, and wholesome snacks – all categories in which we have leading shares. In Convenience, we gained share in cereal, savory snacks and crackers. Additionally, innovation continued to perform well.

As Reported operating profit increased 2.5% due to the favorable sales performance and ZBB savings. Currency-neutral comparable operating profit increased 4.0% after excluding the impact of restructuring charges.

North America Other
As Reported net sales declined 7.4% due to decreased volume and the unfavorable impact of foreign currency which was partially offset by favorable pricing/mix as each of the businesses in this segment progressed through transitions. Currency-neutral comparable net sales declined 6.4% after excluding the impact of foreign currency.

The U.S. Frozen business saw a decline in sales in the quarter as we expected. We have reshaped the portfolio for Eggo®, and transitioned to new packaging for our entire Morningstar Farms® line. Even as we made these significant changes, the business posted improvement in profit margins, driven by Project K and ZBB.

In Canada, net sales was down as a result of volume declines and unfavorable foreign currency impact, partially offset by improved pricing/mix. We utilized price realization to cover the adverse transactional foreign currency impact on the cost of goods. This caused some elasticity impact on consumption in the quarter, but will help us better offset the adverse cost going forward. We continue to see share gains in our renovated and repositioned Special K®.

Kashi posted lower sales in the quarter, as the business also continues to go through the transition of its portfolio. We are investing heavily in our food. During the quarter, we completed an overhaul of our portfolio, making every product non-GMO verified. We also launched several new products and we believe this was the most innovation launched in a single quarter in Kashi’s history. Finally, we have redesigned our packaging across our Kashi portfolio.

As Reported operating profit increased 31.8% due to a reduction in restructuring charges in addition to Project K and ZBB savings realized in the U.S. Frozen and Canada businesses. This was partially offset by the unfavorable sales performance, unfavorable foreign currency impact (transactional and translational), and investments in food in the Kashi business. Currency-neutral comparable operating profit declined 10.5% after excluding the impact of restructuring charges and translational foreign currency.

Europe
As Reported net sales declined 3.2% due to unfavorable foreign currency which was partially offset by a slight increase in volume resulting from an acquisition and favorable pricing mix. Currency-neutral comparable net sales was flat after excluding the impact of foreign currency and the acquisition.

The Pringles® business posted double-digit net sales growth in the quarter. The wholesome snacks business posted mid-single-digit net sales growth in the quarter due to consumption growth in the UK and broad-based improvements in most markets.

Cereal sales remained soft, particularly in the U.K. where the category remains very soft in a difficult economic and retailer environment. We lost share as we work to reposition and renovate Special K®. While our efforts to renovate Special K® food and new inner-strength positioning are on-going, and new Special K® Nourish is doing well, this recovery may take some time.

As Reported operating profit increased 19.5% due to a reduction in restructuring charges and integration costs, as well as incremental Project K savings and reduced brand-building investment based on timing of activities. This was partially offset by unfavorable foreign currency impact and net inflation of input costs. Currency-neutral comparable operating profit improved 3.7% after excluding the impact of restructuring charges, integration costs and foreign currency.

Latin America
As Reported net sales declined 37.9% due to unfavorable foreign currency and a decline in volume. This was partially offset by the favorable impact of pricing/mix, the result of pricing actions in Venezuela. Excluding Venezuela, As Reported net sales declined 11.0% due to unfavorable foreign currency. Currency-neutral comparable net sales increased 111.9%, due to the impact of pricing actions in Venezuela. Excluding Venezuela, currency-neutral comparable net sales declined 1.0%.

We continue to manage well through a difficult business environment. The economic environment throughout the region, including Venezuela, is challenging. We are working through these challenges, and in the quarter we realized sequential improvement in sales and profit. Our consumption performance, particularly in cereal, remained solid resulting in good growth in Mexico and share gains in difficult markets like Brazil and Colombia. Our Copa America soccer promotion did well, and innovations like Special K Protein cereal are helping to stabilize that key brand. We are realizing price across the region, particularly as we cope with adverse transactional foreign currency impact. While we experienced initial price elasticity impact on volumes in the quarter, this should help sales and profit in the second half. We also have strong commercial plans slated for the second half, including Special K® Nourish snack bars and the launch of Kashi® cereals.

As Reported operating profit increased 135.2% due to the year-over-year change in Venezuela remeasurement impact, the favorable impact of pricing actions in Venezuela, and the favorable impact of reduced brand-building investments based on timing of activities. This was partially offset by unfavorable foreign currency impact. Excluding Venezuela, As Reported operating profit declined 14.3% due to foreign currency. Currency-neutral comparable operating profit improved 66.6% after excluding the impact of the Venezuela remeasurement and foreign currency. Excluding Venezuela, currency-neutral comparable operating profit improved 4.3%.

Asia Pacific
As Reported net sales declined 2.9% due to unfavorable foreign currency, disposition of a small business, and unfavorable pricing/mix. This was partially offset by improved volume resulting in a double-digit increase in sales in Sub-Saharan Africa and a high-single-digit net sales increase in Pringles®. Currency-neutral comparable net sales increased 3.4%, after excluding the impact of foreign currency and the disposition of a small business.

Our Australia business continued to moderate its declines, as we continue to execute a cereal recovery plan similar to what we’ve done for cereal in the U.S. and Canada. The business is focusing media behind our priority brands, executing big “tent-pole” promotions during key shopper weeks, and launching consumer-driven innovation and renovation. Our largest cereal brand in Australia, Nutri-Grain®, has returned to growth as a result of these efforts. In fact, across the entire cereal portfolio, we improved penetration and gained share in the quarter.

In Asia, modest growth was led by distribution gains in Southeast Asia and strong in-store promotion in Korea. The Sub-Saharan Africa business continued to out-pace the cereal category. Pringles in Asia-Pacific grew at a high single-digit rate in the quarter on the strength of effective promotions as well as renovations like the re-stage of sweet flavors in Korea and the roll-out of Tortilla in Australia and South Africa.

As Reported operating profit increased 18.1% due to net deflation of input costs and reduced brand-building investment based on timing of activities. Currency-neutral comparable operating profit improved 17.5% after excluding the minor impact of restructuring charges, integration costs and foreign currency.

Corporate
As Reported operating profit declined 35.3% due to increased pension costs and unfavorable year-over-year changes in mark-to-market impacts for certain commodity and foreign exchange contracts. This was partially offset by reductions in restructuring charges, integration costs, the impact of the Venezuela remeasurement, and a favorable foreign currency impact. Currency-neutral comparable operating profit declined 49.5% after excluding the impact of mark-to-market, restructuring charges, integration costs, Venezuela remeasurement, and foreign currency.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods of 2016 as compared to 2015:

Year-to-date period ended July 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$1,494	$1,635	$647	$820	$1,227	$396	$444	$—	$6,663
Project K and cost reduction activities	—	—	—	—	—	—	—	—	—
Acquisitions/divestitures and integration costs	—	—	—	1	19	—	—	—	20
Differences in shipping days	—	—	—	—	—	—	—	—	—
Comparable net sales	$1,494	$1,635	$647	$819	$1,208	$396	$444	$—	$6,643
Foreign currency impact	—	—	—	(15)	(47)	(860)	(22)	—	(944)
Currency-neutral comparable net sales	$1,494	$1,635	$647	$834	$1,255	$1,256	$466	$—	$7,587
Year-to-date period ended July 4, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$1,518	$1,689	$631	$872	$1,257	$623	$464	$—	$7,054
Project K and cost reduction activities	—	—	—	(2)	—	—	—	—	(2)
Acquisitions/divestitures and integration costs	—	—	—	—	—	—	8	—	8
Differences in shipping days	—	—	—	—	(3)	—	—	—	(3)
Comparable net sales	$1,518	$1,689	$631	$874	$1,260	$623	$456	$—	$7,051
% change - 2016 vs. 2015:
Reported growth	(1.6)%	(3.2)%	2.6%	(5.9)%	(2.4)%	(36.5)%	(4.3)%	—%	(5.5)%
Project K and cost reduction activities	—%	—%	—%	0.2%	—%	—%	—%	—%	—%
Acquisitions/divestitures and integration costs	—%	—%	—%	0.2%	1.5%	—%	(1.6)%	—%	0.2%
Differences in shipping days	—%	—%	—%	—%	0.2%	—%	—%	—%	0.1%
Comparable growth	(1.6)%	(3.2)%	2.6%	(6.3)%	(4.1)%	(36.5)%	(2.7)%	—%	(5.8)%
Foreign currency impact	—%	—%	—%	(1.8)%	(3.7)%	(138.2)%	(4.9)%	—%	(13.4)%
Currency-neutral comparable growth	(1.6)%	(3.2)%	2.6%	(4.5)%	(0.4)%	101.7%	2.2%	—%	7.6%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended July 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$313	$152	$146	$92	$138	$43	$29	$(26)	$887
Mark-to-market	—	—	—	—	—	—	—	(4)	(4)
Project K and cost reduction activities	(9)	(54)	(3)	(13)	(28)	(4)	(4)	(9)	(124)
Other costs impacting comparability	—	—	—	—	—	—	—	—	—
Acquisitions/divestitures and integration costs	—	—	—	—	1	—	—	—	1
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(13)	—	—	(13)
Comparable operating profit	$322	$206	$149	$105	$165	$60	$33	$(13)	$1,027
Foreign currency impact	—	—	—	(3)	(9)	(237)	—	6	(243)
Currency-neutral comparable operating profit	$322	$206	$149	$108	$174	$297	$33	$(19)	$1,270
Year-to-date period ended July 4, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$258	$240	$137	$96	$118	$(5)	$22	$(70)	$796
Mark-to-market	—	—	—	—	—	—	—	(32)	(32)
Project K and cost reduction activities	(21)	(19)	(2)	(29)	(44)	(1)	(8)	(34)	(158)
Other costs impacting comparability	—	67	—	—	—	—	—	—	67
Acquisitions/divestitures and integration costs	—	—	—	—	(8)	—	(2)	(1)	(11)
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(102)	—	(1)	(103)
Comparable operating profit	$279	$192	$139	$125	$170	$98	$32	$(2)	$1,033
% change - 2016 vs. 2015:
Reported growth	21.1%	(36.7)%	6.5%	(3.5)%	16.5%	929.1%	28.5%	64.3%	11.5%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	18.3%	3.8%
Project K and cost reduction activities	5.7%	(16.1)%	(1.1)%	11.8%	14.2%	(372.8)%	21.1%	234.9%	4.6%
Other costs impacting comparability	—%	(27.4)%	—%	—%	—%	—%	—%	—%	(7.4)%
Acquisitions/divestitures and integration costs	—%	—%	—%	(0.2)%	5.5%	(138.3)%	5.0%	172.7%	1.4%
Differences in shipping days	—%	—%	—%	—%	0.3%	—%	—%	—%	0.1%
Venezuela remeasurement	—%	—%	—%	—%	—%	1,479.1%	—%	276.1%	9.5%
Comparable growth	15.4%	6.8%	7.6%	(15.1)%	(3.5)%	(38.9)%	2.4%	(637.7)%	(0.5)%
Foreign currency impact	0.1%	—%	—%	(2.0)%	(5.6)%	(242.2)%	(0.9)%	435.0%	(23.5)%
Currency-neutral comparable growth	15.3%	6.8%	7.6%	(13.1)%	2.1%	203.3%	3.3%	(1,072.7)%	23.0%

U.S. Morning Foods
As Reported and Currency-neutral comparable net sales declined 1.6% as a result of unfavorable pricing/mix and a slight reduction in volume. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages.

The cereal category is down slightly as were several of our non-core brands resulting in overall net sales decline for our cereal business. However, our six core cereals in combination gained share.

Toaster pastries reported mid-single-digit increase in net sales and share gains, with good contribution from the new Orange Crush® and A&W® root beer flavors.

As Reported operating profit increased 21.1% due Project K savings, ZBB savings, net deflation of input costs and reduced restructuring charges. This was partially offset by the unfavorable sales performance. Currency-neutral comparable operating profit increased 15.3%, after eliminating the benefit of reduced restructuring charges.

U.S. Snacks
As Reported and Currency-neutral comparable net sales declined 3.2% as a result of decreased volume and unfavorable pricing/mix. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks.

The net sales decline was primarily due to the reorganization of our sales force and the continued decline of the bars business.

We reorganized the U.S. Snacks DSD sales force to create more clearly define roles for selling, merchandising, and support. We did see some disruption in our sales and display activity as we transitioned employees to new roles, zones, and customer responsibilities. The impact was most visible in Cookies and Crackers and it continued early into the second quarter. The impact is behind us now and we’ve already started to see signs of improved effectiveness.

Crackers posted a slight increase in sales. Our big-three brands (Cheez-it®, Club®, and Townhouse®) in combination posted good consumption growth and share gains, led by accelerated base consumption. We have continued to invest in these brands, both in brand-building and innovations, and it continues to drive results.

The bars business posted a decline in net sales as Special K® bars continued to decline. However, Rice Krispies Treats® posted mid-single-digit year-to-date consumption growth. We also have several on-trend innovations and renovations launching in the second half of the year. We anticipate that these new products will help to stabilize the business as the year progresses.

The cookies business posted a sales decline. This category was the most affected by our DSD sales force reorganization and is impacted by a tail of smaller and regional brands. Advertising behind the Keebler® brand has returned after several years without advertising support. With these investments, we anticipate improved performance in future periods.

The savory snacks business posted a slight sales growth as a result of increased consumption. Core products posted high-single-digit gains and single-serve offerings posted double-digit consumption gains in the first half of the year. During the second half of the year, we expect a reduced impact from the elimination of certain non-core products.

As Reported operating profit declined 36.7% due to the prior-year benefit of the VIE deconsolidation, increased restructuring charges in the current year, and the unfavorable sales performance. This was partially offset by net deflation of input costs, Project K savings, ZBB savings and reduced brand-building investment due to timing of activities. Currency-neutral comparable operating profit increased 6.8% after excluding the impact of the prior-year VIE deconsolidation and the impact of restructuring charges.

U.S. Specialty
As Reported and Currency-neutral comparable net sales improved 2.6% as a result of improved pricing/mix which was partially offset by reduced volume.

Our sales growth was balanced among our three core channels: Foodservice, Convenience, and Vending. In Foodservice, we sustained growth in the categories in which we have leading shares. In Convenience, we gained share in cereal, salty snacks and crackers. Additionally, innovation continued to perform well.

As Reported operating profit increased 6.5% due to the favorable sales performance and ZBB savings. Currency-neutral comparable operating profit increased 7.6% after excluding the minor impact of restructuring charges.

North America Other
As Reported net sales declined 5.9% due to decreased volume and the unfavorable impact of foreign currency which was partially offset by favorable pricing/mix. Currency-neutral comparable net sales declined 4.5% after excluding the impact of foreign currency.

The U.S. Frozen business saw a decline in sales. During the first half of the year we reshaped the portfolio for Eggo® and transitioned packaging for Morningstar Farms®. Despite the impact of these significant changes, the business posted improvement in profit margins, driven by Project K and ZBB.

In Canada, net sales was down as a result of volume declines and unfavorable foreign currency impact, partially offset by improved pricing/mix. We utilized price realization to cover the adverse transactional foreign currency impact on the cost of goods. This caused some elasticity impact on consumption, but will help us better offset the adverse cost going forward. We continue to see share gains in our renovated and repositioned Special K®.

Kashi posted lower sales during the period, as the business continues to go through the transition of its portfolio. We have exited several non-core product lines, including frozen pizza, hot cereal, and trail mix. While these exits negatively impacted sales, they provide tighter focus and better economics going forward. We are investing heavily in our food. During the period, we completed an overhaul of our portfolio, making every product non-GMO verified. We also launched several new products. Finally, we have redesigned our packaging across our Kashi portfolio.

As Reported operating profit decreased 3.5% due to the sales decline, unfavorable foreign currency impact, and investments in food in the Kashi business. This was partially offset by a reduction in restructuring charges in addition to Project K and ZBB savings realized in the U.S. Frozen and Canada businesses. Currency-neutral comparable operating profit declined 13.1% after excluding the impact of restructuring charges and foreign currency.

Europe
As Reported net sales declined 2.4% due to unfavorable foreign currency and unfavorable pricing/mix which was partially offset by a slight increase in volume resulting from an acquisition. Currency-neutral comparable net sales declined 0.4% after excluding the impact of foreign currency and the acquisition.

The Pringles® business posted high-single-digit net sales growth due to sustained momentum in key markets and expansion of Pringles® Tortilla into new markets. The business also benefited from an effective soccer-themed promotion. The wholesome snacks business posted mid-single-digit net sales growth due to continued good performance in the U.K. and most other markets in the region.

Cereal sales remained soft in most markets in the region. Over the balance of the year we plan to invest in our food. Specifically, we have new innovation launches including Ancient Legends® and Special K® Nourish, which is similar to the product that recently launched in the United States. In the U.K., the category remains very soft in a difficult economic and retailer environment. We lost share as we work to reposition and renovate Special K®. While our efforts to renovate Special K® food and new inner-strength positioning are on-going, and new Special K® Nourish is doing well, this recovery may take some time.

As Reported operating profit increased 16.5% due to a reduction in restructuring charges and integration costs, as well as incremental Project K savings and reduced brand-building investment based on timing of activities. This was partially offset by unfavorable foreign currency impact and net inflation of input costs. Currency-neutral comparable operating profit improved 2.1% after excluding the impact of restructuring charges, integration costs and foreign currency.

Latin America
As Reported net sales declined 36.5% due to unfavorable foreign currency and a decline in volume. This was partially offset by the favorable impact of pricing/mix, the result of pricing actions in Venezuela. Excluding Venezuela, As Reported net sales declined 13.0% due to unfavorable foreign currency. Currency-neutral comparable net sales increased 101.7%, due to the impact of pricing actions in Venezuela. Excluding Venezuela, currency-neutral comparable net sales declined 1.5%.

The reduction in sales is primarily due to the impact of the recessionary environment in the region. However, we continue to see good results in Mexico, our largest business in the region, due to strong innovation and commercial activities. Innovations like Special K Protein cereal are helping to stabilize that key brand. We are realizing price across the region, particularly as we cope with adverse transactional foreign currency impact. We also have strong commercial plans slated for the second half, including Special K® Nourish snack bars and the launch of Kashi® cereals.

As Reported operating profit increased 929.1% due to the year-over-year change in Venezuela remeasurement impact, the favorable impact of pricing actions in Venezuela, and the favorable impact of reduced brand-building investments based on timing of activities. This was partially offset by unfavorable foreign currency impact. Currency-neutral comparable operating profit improved 203.3% after excluding the impact of the Venezuela remeasurement and foreign currency. Excluding Venezuela, currency-neutral comparable operating profit declined 12.6%.

Asia Pacific
As Reported net sales declined 4.3% due to unfavorable foreign currency, disposition of a small business, and unfavorable pricing/mix. This was partially offset by improved volume resulting in a strong increase in sales in Asia, Sub-Saharan Africa and Pringles®. Currency-neutral comparable net sales increased 2.2%, after excluding the impact of foreign currency and the disposition of a small business.

Our Australia business continued to moderate its declines, as we continue to execute a cereal recovery plan similar to what we’ve done for cereal in the U.S. and Canada. The business is focusing media behind our priority brands, executing big “tent-pole” promotions during key shopper weeks, and launching consumer-driven innovation and renovation. Our largest cereal brand in Australia, Nutri-Grain®, has recently returned to growth as a result of these efforts.

In Asia, modest growth was led by Southeast Asia and Korea. The Sub-Saharan Africa business continued to perform well. Pringles grew at a mid-single-digit rate on the strength of effective promotions as well as renovations like the re-stage of sweet flavors in Korea and the roll-out of Tortilla in Australia and South Africa.

As Reported operating profit increased 28.5% due to improved sales performance, Project K savings, reduced restructuring charges, reduced integration costs, and reduced brand-building investment based on timing of activities. Currency-neutral comparable operating profit improved 3.3% after excluding the impact of restructuring charges, integration costs and foreign currency.

Corporate
As Reported operating profit improved 64.3% due to favorable year-over-year changes in mark-to-market impacts, reductions in restructuring charges and integration costs, the favorable year-over-year impact of the Venezuela remeasurement, and a favorable foreign currency impact. This was partially offset by increased pension and insurance costs. Currency-neutral comparable operating profit declined 1072.7% after excluding the impact of mark-to-market, restructuring charges, integration costs, Venezuela remeasurement, and foreign currency.

Margin performance
Margin performance for the quarter and year-to-date periods of 2016 versus 2015 is as follows:

Quarter	2016	2015	Change vs. prior year (pts.)
Reported gross margin (a)	38.9%	35.5%	3.4
Mark-to-market (COGS)	0.5	1.0	(0.5)
Project K and cost reduction activities (COGS)	(1.0)	(1.9)	0.9
Other costs impacting comparability (COGS)	—	—	—
Acquisitions/divestitures and integration costs (COGS)	—	—	—
Venezuela remeasurement (COGS)	(0.2)	(2.9)	2.7
Comparable gross margin	39.6%	39.3%	0.3
Foreign currency impact	3.0		3.0
Currency-neutral comparable gross margin	36.6%		(2.7)
Reported SGA%	(25.1)%	(23.7)%	(1.4)
Mark-to-market (SGA)	0.1	—	0.1
Project K and cost reduction activities (SGA)	(1.2)	(0.7)	(0.5)
Other costs impacting comparability (SGA)	—	1.9	(1.9)
Acquisitions/divestitures and integration costs (SGA)	—	(0.1)	0.1
Venezuela remeasurement (SGA)	—	—	—
Comparable SGA%	(24.0)%	(24.8)%	0.8
Foreign currency impact	(2.2)		(2.2)
Currency-neutral comparable SGA%	(21.8)%		3.0
Reported operating margin	13.8%	11.8%	2.0
Mark-to-market	0.6	1.0	(0.4)
Project K and cost reduction activities	(2.2)	(2.6)	0.4
Other costs impacting comparability	—	1.9	(1.9)
Acquisitions/divestitures and integration costs	—	(0.1)	0.1
Venezuela remeasurement	(0.2)	(2.9)	2.7
Comparable operating margin	15.6%	14.5%	1.1
Foreign currency impact	0.8		0.8
Currency-neutral comparable operating margin	14.8%		0.3

Reported gross margin for the quarter was favorable 340 basis points due to productivity, Project K, and ZBB savings initiatives all delivering as expected, the year-over-year benefit of foreign currency from the Venezuela business, the Venezuela remeasurement, and restructuring costs. This was partially offset by the impact of investments we are making in our food and packaging, unfavorable transactional foreign currency impact, unfavorable year-over-year impact of Venezuela inflation and mark-to-market. Currency-neutral comparable gross margin was down 270 basis points. Excluding Venezuela, currency-neutral comparable gross margin was flat.

Reported SGA% for the quarter was unfavorable 140 basis points due to the continued reinvestment of Project K savings into sales capabilities including adding sales representatives and re-establishing the Kashi business, the unfavorable year-over-year impact of foreign currency, VIE deconsolidation, and restructuring costs. This was partially offset by the favorable impact to brand-building investment from ZBB efficiencies and overhead savings realized from Project K and ZBB, and the favorable year-over-year impact of mark-to-market, integration costs, and Venezuela inflation. Currency-neutral comparable SGA% was favorable 300 basis points.

Reported operating margin for the quarter was favorable 200 basis points due to the favorable impact to brand-building investment from ZBB efficiencies and savings realized from Project K and ZBB, the continued reinvestment of Project K savings into sales capabilities including adding sales representatives and re-establishing the Kashi business, as well as the favorable year-over-year impact of Venezuela remeasurement, foreign currency, restructuring costs, and integration costs. This was partially offset by the impact of investments we are making in our food and packaging, unfavorable transactional foreign currency impact, the unfavorable year-over-year impact of VIE deconsolidation, mark-to-market, and Venezuela inflation. Currency-neutral comparable operating margin was favorable 30 basis points.

Year-to-date	2016	2015	Change vs. prior year (pts.)
Reported gross margin (a)	37.7%	35.3%	2.4
Mark-to-market (COGS)	(0.2)	(0.4)	0.2
Project K and cost reduction activities (COGS)	(0.8)	(1.4)	0.6
Other costs impacting comparability (COGS)	—	—	—
Acquisitions/divestitures and integration costs (COGS)	—	(0.2)	0.2
Differences in shipping days (COGS)	—	—	—
Venezuela remeasurement (COGS)	(0.2)	(1.4)	1.2
Comparable gross margin	38.9%	38.7%	0.2
Foreign currency impact	0.6		0.6
Currency-neutral comparable gross margin	38.3%		(0.4)
Reported SGA%	(24.4)%	(24.0)%	(0.4)
Mark-to-market (SGA)	0.1	(0.1)	0.2
Project K and cost reduction activities (SGA)	(1.1)	(0.8)	(0.3)
Other costs impacting comparability (SGA)	—	0.9	(0.9)
Acquisitions/divestitures and integration costs (SGA)	—	—	—
Differences in shipping days (SGA)	—	—	—
Venezuela remeasurement (SGA)	—	—	—
Comparable SGA%	(23.4)%	(24.0)%	0.6
Foreign currency impact	(1.8)		(1.8)
Currency-neutral comparable SGA%	(21.6)%		2.4
Reported operating margin	13.3%	11.3%	2.0
Mark-to-market	(0.1)	(0.5)	0.4
Project K and cost reduction activities	(1.9)	(2.2)	0.3
Other costs impacting comparability	—	0.9	(0.9)
Acquisitions/divestitures and integration costs	—	(0.2)	0.2
Differences in shipping days	—	—	—
Venezuela remeasurement	(0.2)	(1.4)	1.2
Comparable operating margin	15.5%	14.7%	0.8
Foreign currency impact	(1.2)		(1.2)
Currency-neutral comparable operating margin	16.7%		2.0
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

Reported gross margin for the year-to-date period was favorable 240 basis points due to savings realized from Project K and ZBB, the year-over-year benefit of foreign currency from the Venezuela business, the Venezuela remeasurement, restructuring costs, mark-to-market and integration costs. This was partially offset by the impact of investments we are making in our food and packaging, unfavorable transactional foreign currency impact, unfavorable mix, and the unfavorable year-over-year impact of Venezuela inflation. Currency-neutral comparable gross margin declined 40 basis points.

Reported SGA% for the year-to-date period was unfavorable 40 basis points primarily due to the continued reinvestment of Project K savings into sales capabilities including adding sales representatives and re-establishing the Kashi business, the unfavorable year-over-year impact of foreign currency, VIE deconsolidation, and restructuring costs. This was partially offset by the favorable year-over-year impact to brand-building investment from ZBB efficiencies and overhead savings realized from Project K and ZBB, mark-to-market, and Venezuela inflation. Currency-neutral comparable SGA% was favorable 240 basis points.

Reported operating margin for the year-to-date period was favorable 200 basis points due to the favorable year-over-year impact to brand-building investment from ZBB efficiencies and overhead savings realized from Project K and ZBB, favorable year-over-year impact of Venezuela inflation, the favorable impact to brand-building investment from ZBB efficiencies and overhead savings realized from Project K and ZBB, Venezuela remeasurement, mark-to-

market, restructuring costs, and integration costs. This was partially offset by the impact of investments we are making in our food and packaging, unfavorable transactional foreign currency impact, the continued reinvestment of Project K savings into sales capabilities including adding sales representatives and re-establishing the Kashi business, the unfavorable year-over-year impact of foreign currency, and VIE deconsolidation. Currency-neutral comparable operating margin was favorable 200 basis points.

Our currency-neutral comparable gross profit, currency-neutral comparable SGA, and currency-neutral comparable operating profit measures are reconciled to the directly comparable GAAP measures as follows:

	Quarter ended		Year-to-date period ended
(dollars in millions)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Reported gross profit (a)	$1,270	$1,241	$2,515	$2,486
Mark-to-market (COGS)	16	34	(9)	(34)
Project K and cost reduction activities (COGS)	(36)	(65)	(54)	(99)
Other costs impacting comparability (COGS)	—	—	—	—
Acquisitions/divestitures and integration costs (COGS)	2	—	5	(6)
Venezuela remeasurement (COGS)	(7)	(100)	(12)	(100)
Comparable gross profit	$1,295	$1,372	$2,585	$2,725
Foreign currency impact	(91)		(322)
Currency-neutral comparable gross profit	$1,386		$2,907
Reported SGA	$821	$829	$1,628	$1,690
Mark-to-market (SGA)	(4)	(1)	(5)	(2)
Project K and cost reduction activities (SGA)	36	25	70	59
Other costs impacting comparability (SGA)	—	(67)	—	(67)
Acquisitions/divestitures and integration costs (SGA)	1	3	4	5
Venezuela remeasurement (SGA)	—	3	1	3
Comparable SGA	$788	$866	$1,558	$1,692
Foreign currency impact	(39)		(79)
Currency-neutral comparable SGA	$827		$1,637
Reported operating profit	$449	$412	$887	$796
Mark-to-market	20	35	(4)	(32)
Project K and cost reduction activities	(72)	(90)	(124)	(158)
Other costs impacting comparability	—	67	—	67
Acquisitions/divestitures and integration costs	1	(3)	1	(11)
Venezuela remeasurement	(7)	(103)	(13)	(103)
Comparable operating profit	$507	$506	$1,027	$1,033
Foreign currency impact	(52)		(243)
Currency-neutral comparable operating profit	$559		$1,270
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

We continue to deliver our original expectations for Project K pre-tax charges, after-tax cash costs, and savings to be realized. In addition we are now working on additional Project K initiatives that will help us achieve our 350-basis-point currency-neutral comparable profit margin improvement plan, with the potential for further savings beyond 2018.

Project K
Project K, a four-year efficiency and effectiveness program, was announced in November 2013, and is expected to continue generating a significant amount of savings that may be invested in key strategic areas of focus for the business. We expect that these savings will drive future growth in the business.
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
We expect annual cost savings generated from Project K will be approximately $425 to $475 million by 2018, with approximately two-thirds of the cost savings to be realized in cost of goods sold. We have realized approximately $180 million of annual savings through the end of fiscal 2015. We expect approximately $100 million of incremental savings in 2016, approximately 75 to 80 percent of which will come from cost of goods sold. Cost savings will continue to be utilized to increase margins and be strategically invested in areas such as in-store execution, sales capabilities, including adding sales representatives, re-establishing the Kashi business unit, and in the design and quality of our products. We have also invested in production capacity in developing and emerging markets, and in global category teams.
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

Other Projects
In 2015 we initiated the implementation of a zero-based budgeting (ZBB) program in our North America business and during the first half of 2016 the program was expanded into our international businesses. This ZBB program is now expected to deliver visibility to $150 to $180 million in annual savings in 2016. Our North America business is finding more savings than anticipated at inception of the program and our international businesses now have savings commencing in the second half of 2016.

In support of the ZBB initiative, we incurred pre-tax charges of approximately $12 million and $17 million in the quarter and year-to-date period ended July 2, 2016, respectively. We anticipate that ZBB will result in total cumulative pre-tax charges up to approximately $50 million through 2016 which will consist primarily of the design and implementation of business capabilities.

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

Interest expense
For the year-to-date periods ended July 2, 2016 and July 4, 2015, interest expense was $285 million and $112 million, respectively. Current year interest expense includes $153 million charge to redeem $475 million of 7.45% U.S. Dollar Debentures due 2031. The charge consisted primarily of a premium on the tender offer and also including accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees. Additionally, increased weighting of fixed rate debt versus the prior year as well as higher average debt levels resulted in higher interest expense.
For the full year 2016, we expect gross interest expense to be approximately $400 million, including $153 million related to the first quarter tender offer. Full year interest expense for 2015 was $231 million.
Income taxes
Our reported effective tax rate for the quarters ended July 2, 2016 and July 4, 2015 was 27% and 28%, respectively. The reported effective tax rate for the year-to-date periods ended July 2, 2016 and July 4, 2015 was 25% and 26%, respectively. The effective rate for 2016 benefited from excess compensation expense from share-based compensation as well as a benefit related to an audit closure. The effective tax rate for 2015 benefited from a reduction in tax related to current year remitted and unremitted earnings and the completion of certain tax examinations.
The comparable effective tax rate for both year-to-date periods ended July 2, 2016 and July 4, 2015 was 26%. Refer to Note 10 within Notes to Consolidated Financial Statements for further information.
For the full year 2016, we currently expect the as reported effective income tax rate to be approximately 26% and the comparable effective tax rate to be approximately 27%. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory rates. Additionally, the rate could be impacted by tax legislation and if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

The following table provides a reconciliation of as reported to currency-neutral comparable income taxes and effective tax rate for the quarter and year-to-date periods ended July 2, 2016 and July 4, 2015.

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Reported income taxes	$106	$85	$153	$161
Mark-to-market	7	13	2	(8)
Project K and cost reduction activities	(23)	(26)	(32)	(47)
Other costs impacting comparability	—	(2)	(54)	(2)
Acquisitions/divestitures and integration costs	—	(1)	(1)	(3)
Venezuela remeasurement	—	(20)	—	(20)
Comparable income taxes	$122	$121	$238	$241
Reported effective income tax rate	27.4%	27.6%	25.2%	26.4%
Mark-to-market	0.5%	1.1%	0.5%	0.1%
Project K and cost reduction activities	(1.0)%	(0.5)%	(0.2)%	(0.7)%
Other costs impacting comparability	—%	(7.4)%	(1.7)%	(1.9)%
Acquisitions/divestitures and integration costs	—%	0.3%	(0.1)%	0.2%
Venezuela remeasurement	0.3%	7.2%	0.3%	2.6%
Comparable effective income tax rate	27.6%	26.9%	26.4%	26.1%

2016 full year guidance
Reported effective income tax rate		*
Mark-to-market		*
Project K and cost reduction activities		—%
Other costs impacting comparability		(1)%
Acquisitions/divestitures and integration costs		*
Venezuela remeasurement		*
Comparable effective income tax rate	Approx.	27%
* Full year guidance for this measure cannot be reasonably estimated as certain information necessary to calculate such measure on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company.

Liquidity and capital resources
Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  In addition, we have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments.  These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.9 billion and $2.5 billion as of July 2, 2016 and July 4, 2015, respectively.

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

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	July 2, 2016	July 4, 2015
Net cash provided by (used in):
Operating activities	$648	$581
Investing activities	(250)	(333)
Financing activities	(94)	(357)
Effect of exchange rates on cash and cash equivalents	(24)	(40)
Net increase (decrease) in cash and cash equivalents	$280	$(149)
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the year-to-date ended July 2, 2016, totaled $648 million, an increase of $67 million over the same period in 2015. The increase compared to the prior year is primarily due to changes in core working capital and other working capital mitigated somewhat by $97 million of after-tax cash costs related to the $475 million redemption of our 7.45% U.S. Dollar Debentures due 2031 in the first quarter of 2016.
After-tax Project K cash payments were $82 million and $97 million for the year-to-date periods ended July 2, 2016 and July 4, 2015, respectively. Core working capital includes the positive impact of a supplier financing initiative of approximately $145 million and $135 million for the quarters ended July 2, 2016 and July 4, 2015, respectively.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 7 days and 22 days for the 12 month periods ended July 2, 2016 and July 4, 2015, respectively. Compared with the 12 month period ended July 4, 2015, the 2016 cash conversion cycle was positively impacted by an increase in the days of trade payables outstanding attributable to a supplier financing initiative.
Our pension and other postretirement benefit plan contributions amounted to $23 million and $17 million for the year-to-date periods ended July 2, 2016 and July 4, 2015, respectively. For the full year 2016, we currently expect that our contributions to pension and other postretirement plans will total approximately $43 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Year-to-date period ended
(millions)	July 2, 2016	July 4, 2015	2016 full year guidance
Net cash provided by operating activities	$648	$581	Approx $1,675
Additions to properties	(249)	(258)	$525-$625
Cash flow	$399	$323	Approx $1,100
Investing activities
Our net cash used in investing activities totaled $250 million for the year-to-date period ended July 2, 2016 compared to $333 million in the same period of 2015. The decrease was primarily due to the $117 million acquisition of Bisco Misr during the first quarter of 2015 mitigated somewhat by a purchase price adjustment on our investment in Multipro resulting in a refund of $28 million during the second quarter of 2016.
Financing activities
Our net cash used in financing activities for the year-to-date period ended July 2, 2016 totaled $94 million compared to $357 million in the same period of 2015.
In May 2016, we issued €600 million of eight-year 1.00% Euro Notes due 2024 and repaid our 4.45% fixed rate $750 million U.S. Dollar Notes due 2016 at maturity.
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
In February 2014, the board of directors approved a share repurchase program authorizing us to repurchase up to $1.5 billion in shares through December 2015. In December 2015, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares beginning in 2016 through December 2017. Total purchases for the year-to-date period ended July 2, 2016, were 5 million shares for $386 million. Total purchases for the year-to-date period ended July 4, 2015, were 4 million shares for $285 million.
We paid cash dividends of $175 million in the quarter ended July 2, 2016, compared to $174 million during the same period in 2015. The increase in dividends paid reflects our third quarter 2015 increase in the quarterly dividend to $.50 per common share from the previous $.49 per common share. In July 2016, the board of directors declared a dividend of $.52 per common share, payable on September 15, 2016 to shareholders of record at the close of business on September 1, 2016.  The dividend is broadly in line with our current plan to maintain our long-term dividend pay-out of approximately 50% of comparable net income.

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

During the first half of 2016, we executed a discrete customer program to extend customer payment terms.  In order to mitigate the net working capital impact of the extended terms, we entered into an agreement to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet.  The agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $550 million, but may be increased as additional financial institutions are added to the agreement.  We currently estimate that the amount of these receivables held at any time by the financial institution(s) will be approximately $550 to $650 million.  During the year-to-date period ended July 2, 2016, $529 million of accounts receivable have been sold via this arrangement.

In addition to the discrete customer program above, we established a $200 million accounts receivable securitization program in July 2016 for certain customers which will allow for extended customer payment terms.  In order to mitigate the net working capital impact of the extended terms, we entered into an agreement with a financial institution to sell these receivables resulting in the receivables being de-recognized from our consolidated balance sheet.  We currently estimate that the amount of these receivables held at any time by the financial institution(s) will be up to approximately $1 billion.

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
Refer to disclosures contained within Item 7A of our 2015 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of July 2, 2016.
During 2016, we entered into forward starting interest swaps with notional amounts totaling $1.4 billion and €600 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate U.S, Dollar and Euro debt, respectively, to be used for general corporate purposes. These swaps were designated as cash flow hedges. The U.S. Dollar forward starting interest rate swaps were settled during the quarter ended April 2, 2016, upon the issuance of fixed rate U.S. Dollar debt. A resulting aggregate loss of $59 million was recorded in accumulated other comprehensive income (loss) and will be amortized as interest expense over the life of the related fixed rate debt. The Euro forward starting interest rate swaps were settled during the quarter ended July 2, 2016 upon issuance of fixed rate Euro debt. A resulting aggregate loss of $10 million was recorded in accumulated other comprehensive income (loss) and will be amortized as interest expense over the life of the related fixed rate debt. Refer to Note 7 within Notes to Consolidated Financial Statements for further information related to the fixed rate debt issuance.
During the quarter ended July 2, 2016 we entered into interest rate swaps with notional amounts totaling approximately $958 million and €600 million that are designated as fair value hedges of certain U.S. Dollar and Euro debt, respectively. The U.S. Dollar interest rate swaps were settled during the quarter ended July 2, 2016 for an aggregate gain of $12 million that will be amortized as interest expense over the life of the related fixed rate debt. Refer to Note 7 within Notes to Consolidated Financial Statements.
The total notional amount of interest rate swaps outstanding at July 2, 2016 was €600 million, with a related asset with a fair value of $10 million. We had no interest rate swaps outstanding at January 2, 2016. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased annual interest expense by approximately $8 million at July 2, 2016. As there were no interest rate swaps or variable rate debt outstanding at January 2, 2016 changes in interest rates would have no impact to annual interest expense.
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
Following the change to the SIMADI rate as of July 4, 2015, certain non-monetary assets related to our Venezuelan subsidiary continued to be remeasured at historical exchange rates. As these assets were utilized by our Venezuelan subsidiary during the second half of 2015 and first quarter of 2016 they were recognized in the income statement at historical exchange rates resulting in an unfavorable impact. During 2015, we recognized expense related to the utilization of a portion of these non-monetary assets, resulting in an unfavorable impact of approximately $17 million. We experienced an additional unfavorable impact of approximately $4 million in the year-to-date ended July 2, 2016 related to the utilization of these remaining non-monetary assets.
Additionally, with the introduction of the new DICOM floating rate we experienced an unfavorable impact, primarily in COGS, of approximately $8 million in the year-to-date period ended July 2, 2016 related to the utilization of non-monetary assets that were originally acquired after our conversion to the SIMADI rate at July 4, 2015.  These non-monetary assets were recognized in the income statement at historical exchange rates during the quarter.
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
As of July 2, 2016, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #4:
4/03/16-4/30/16	0.5	$76.50	0.5	$1,254
Month #5:
5/01/16-5/28/16	1.9	$75.62	1.9	$1,114
Month #6:
5/29/16-7/02/16	—	$—	—	$1,114
Total	2.4	$75.80	2.4
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

Date: August 8, 2016

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