Form 10-Q
period 2016-10-01
KELLOGG CO
filed 2016-11-07
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
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
Yes  ☐    No  ☒
Common Stock outstanding as of October 29, 2016 — 350,905,165 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	October 1, 2016 (unaudited)	January 2, 2016 *
Current assets
Cash and cash equivalents	$346	$251
Accounts receivable, net	1,523	1,344
Inventories:
Raw materials and supplies	321	315
Finished goods and materials in process	899	935
Deferred income taxes	—	227
Other prepaid assets	207	164
Total current assets	3,296	3,236
Property, net of accumulated depreciation of $5,356 and $5,236	3,558	3,621
Investments in unconsolidated entities	438	456
Goodwill	4,971	4,968
Other intangibles, net of accumulated amortization of $52 and $47	2,287	2,268
Pension	256	231
Other assets	513	471
Total assets	$15,319	$15,251
Current liabilities
Current maturities of long-term debt	$1,138	$1,266
Notes payable	454	1,204
Accounts payable	1,986	1,907
Accrued advertising and promotion	517	447
Accrued income taxes	35	42
Accrued salaries and wages	280	325
Other current liabilities	591	548
Total current liabilities	5,001	5,739
Long-term debt	6,296	5,275
Deferred income taxes	459	685
Pension liability	928	946
Nonpension postretirement benefits	50	77
Other liabilities	385	391
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	786	745
Retained earnings	6,807	6,597
Treasury stock, at cost	(4,008)	(3,943)
Accumulated other comprehensive income (loss)	(1,505)	(1,376)
Total Kellogg Company equity	2,185	2,128
Noncontrolling interests	15	10
Total equity	2,200	2,138
Total liabilities and equity	$15,319	$15,251
* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales	$3,254	$3,329	$9,917	$10,383
Cost of goods sold	1,990	2,096	6,138	6,664
Selling, general and administrative expense	854	899	2,482	2,589
Operating profit	410	334	1,297	1,130
Interest expense	58	56	343	168
Other income (expense), net	3	(6)	7	(78)
Income before income taxes	355	272	961	884
Income taxes	62	66	215	227
Earnings (loss) from unconsolidated entities	(1)	(1)	1	(3)
Net income	$292	$205	$747	$654
Net income (loss) attributable to noncontrolling interests	—	—	—	(1)
Net income attributable to Kellogg Company	$292	$205	$747	$655
Per share amounts:
Basic	$0.83	$0.58	$2.13	$1.85
Diluted	$0.82	$0.58	$2.11	$1.84
Dividends per share	$0.52	$0.50	$1.52	$1.48
Average shares outstanding:
Basic	350	354	350	354
Diluted	354	356	354	356
Actual shares outstanding at period end			351	354
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended October 1, 2016			Year-to-date period ended October 1, 2016
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$292			$747
Other comprehensive income (loss):
Foreign currency translation adjustments	(20)	7	(13)	(123)	20	(103)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	3	(1)	2	(57)	23	(34)
Reclassification to net income	—	(1)	(1)	8	(4)	4
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service cost	—	—	—	(1)	—	(1)
Reclassification to net income:
Net experience loss	1	—	1	3	—	3
Prior service cost	1	(1)	—	3	(1)	2
Other comprehensive income (loss)	$(15)	$4	$(11)	$(167)	$38	$(129)
Comprehensive income			$281			$618
Comprehensive income attributable to Kellogg Company			$281			$618

	Quarter ended October 3, 2015			Year-to-date period ended October 3, 2015
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$205			$654
Other comprehensive income (loss):
Foreign currency translation adjustments	(88)	5	(83)	(142)	(11)	(153)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	7	(2)	5	11	(3)	8
Reclassification to net income	(7)	1	(6)	(14)	1	(13)
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service credit (cost)	66	(25)	41	66	(25)	41
Reclassification to net income:
Net experience loss	1	—	1	3	—	3
Prior service cost	2	—	2	7	(2)	5
Other comprehensive income (loss)	$(19)	$(21)	$(40)	$(69)	$(40)	$(109)
Comprehensive income			$165			$545
Net Income (loss) attributable to noncontrolling interest			—			(1)
Other comprehensive income (loss) attributable to noncontrolling interests			1			—
Comprehensive income attributable to Kellogg Company			$164			$546
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, January 3, 2015	420	$105	$678	$6,689	64	$(3,470)	$(1,213)	$2,789	$62	$2,851
Common stock repurchases					11	(731)		(731)		(731)
Net income				614				614		614
Acquisition of noncontrolling interest, net									7	7
VIE deconsolidation									(58)	(58)
Dividends				(700)				(700)		(700)
Other comprehensive loss							(163)	(163)	(1)	(164)
Stock compensation			51					51		51
Stock options exercised and other			16	(6)	(5)	258		268		268
Balance, January 2, 2016	420	$105	$745	$6,597	70	$(3,943)	$(1,376)	$2,128	$10	$2,138
Common stock repurchases					6	(426)		(426)		(426)
Net income				747				747		747
Acquisition of noncontrolling interest, net									5	5
Dividends				(533)				(533)		(533)
Other comprehensive loss							(129)	(129)		(129)
Stock compensation			45					45		45
Stock options exercised and other			(4)	(4)	(6)	361		353		353
Balance, October 1, 2016	420	$105	$786	$6,807	70	$(4,008)	$(1,505)	$2,185	$15	$2,200
Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	October 1, 2016	October 3, 2015
Operating activities
Net income	$747	$654
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	357	387
Postretirement benefit plan expense (benefit)	(53)	(68)
Deferred income taxes	(26)	(61)
Stock compensation	45	32
Venezuela remeasurement	11	165
Variable-interest entity impairment	—	(49)
Other	(14)	35
Postretirement benefit plan contributions	(29)	(21)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(208)	(214)
Inventories	25	1
Accounts payable	139	162
Accrued income taxes	10	11
Accrued interest expense	53	15
Accrued and prepaid advertising and promotion	66	49
Accrued salaries and wages	(45)	(14)
All other current assets and liabilities	(57)	(115)
Net cash provided by (used in) operating activities	1,021	969
Investing activities
Additions to properties	(376)	(389)
Acquisitions, net of cash acquired	(21)	(161)
Investments in unconsolidated entities, net proceeds	27	(456)
Other	(11)	43
Net cash provided by (used in) investing activities	(381)	(963)
Financing activities
Net issuances (reductions) of notes payable	(749)	533
Issuances of long-term debt	2,061	672
Reductions of long-term debt	(1,230)	(604)
Net issuances of common stock	356	196
Common stock repurchases	(426)	(381)
Cash dividends	(533)	(523)
Other	—	(3)
Net cash provided by (used in) financing activities	(521)	(110)
Effect of exchange rate changes on cash and cash equivalents	(24)	(40)
Increase (decrease) in cash and cash equivalents	95	(144)
Cash and cash equivalents at beginning of period	251	443
Cash and cash equivalents at end of period	$346	$299

Supplemental cash flow disclosures
Interest paid	$294	$154
Income taxes paid	$225	$290

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable*	$87	$110
*The Q3 2015 Consolidated Statement of Cash Flows has been revised to correctly eliminate the non-cash effect of accrued capital expenditures of $27 million from changes in Accounts payable, resulting in an increase in net cash provided by operating activities and changes in Additions to properties, resulting in a decrease in net cash used in investing activities. These revisions were not considered material to the previously issued Q3 2015 financial statements.
Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended October 1, 2016 (unaudited)
Note 1 Accounting policies
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
The condensed balance sheet information at January 2, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended October 1, 2016 are not necessarily indicative of the results to be expected for other interim periods or the full year.
Accounts payable
The Company has agreements with certain third parties to provide accounts payable tracking systems which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into these agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under these arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of October 1, 2016, $692 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $513 million of those payment obligations to participating financial institutions. As of January 2, 2016, $524 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $425 million of those payment obligations to participating financial institutions.
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

Balance sheet classification of deferred taxes. In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Entities should apply the new guidance either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted the updated standard in the first quarter of 2016, on a prospective basis.  The year-end 2015 balances for current deferred tax assets and current deferred liabilities were $227 million and $9 million, respectively. Prior period balances have not been adjusted.
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
Accounting standards to be adopted in future periods
Income Taxes. In October 2016, the FASB, as part of their simplification initiative, issued an ASU to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Current Generally Accepted Accounting Principles (GAAP) prohibit recognition of current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments in the ASU eliminate the exception, such that entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. That is, early adoption should be the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the period of adoption.  The Company is currently assessing the impact and timing of adoption of the ASU.
Statement of Cash Flows. In August 2016, the FASB issued an ASU to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.   The amendments in this ASU should be applied retrospectively.  The Company is currently assessing the impact and timing of adoption of the ASU.
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
Revenue from contracts with customers. In May 2014, the FASB issued an ASU, as amended, which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. The Company will adopt the updated standard in the first quarter of 2018. The Company is currently evaluating the impact that implementing this ASU will have on its financial statements and disclosures, as well as whether it will use the retrospective or modified retrospective method of adoption.

Note 2 Sale of accounts receivable

In March 2016, the Company entered into an agreement (the “Receivable Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Receivable Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is $550 million (increased from $350 million as of April 2, 2016).  During the year-to-date period ended October 1, 2016, approximately $1.0 billion of accounts receivable have been sold via this arrangement. Accounts receivable sold of $546 million remained outstanding under this arrangement as of October 1, 2016. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is approximately $3 million for the year-to-date period ended October 1, 2016 and is included in Other income and expense.

In July 2016, the Company entered into a $200 million U.S. accounts receivable securitization program with a third party financial institution. In September 2016 the program was amended to increase its capacity to $400 million. Under the program, we receive cash consideration of up to $400 million and a deferred purchase price asset for the remainder of the purchase price. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. This securitization program utilizes Kellogg Funding Company (Kellogg Funding), a wholly-owned subsidiary of the Company. Kellogg Funding's sole business consists of the purchase of receivables, from its parent or other subsidiary and subsequent transfer of such receivables and related assets to financial institutions. Although Kellogg Funding is included in our consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of Kellogg Funding assets prior to any assets or value in Kellogg Funding becoming available to the Company or its subsidiaries. The assets of Kellogg Funding are not available to pay creditors of the Company or its subsidiaries. This program expires in July 2017.

During the year-to-date period ended October 1, 2016, $341 million of accounts receivable have been sold via the accounts receivable securitization program. As of October 1, 2016, approximately $260 million of accounts receivable sold to Kellogg Funding under the securitization program remained outstanding, for which the Company received net cash proceeds of approximately $222 million and a deferred purchase price asset of approximately $38 million. The portion of the purchase price for the receivables which is not paid in cash by the financial institutions is a deferred purchase price asset, which is paid to Kellogg Funding as payments on the receivables are collected from customers. The deferred purchase price asset represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price asset is included in Other prepaid assets on the Consolidated Balance Sheet. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is included in Other income and expense and is not material.

The Company has no retained interests in the receivables sold under the programs above, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of October 1, 2016 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Additionally, from time to time certain of the Company's foreign subsidiaries will factor, without recourse, accounts receivable balances of certain customers. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. No sold receivable balances under these programs were outstanding as of October 1, 2016. During the year-to-date period ended October 1, 2016, $33 million of accounts receivable have been sold via these programs. The recorded net loss on the sale of these receivables is included in Other income and expense and is not material.

Note 3 Goodwill and other intangible assets

Acquisitions
In March 2016, the Company completed the acquisition of an organic and natural snack company for $18 million, which was accounted for under the purchase method and financed with cash on hand.  The assets, which primarily consist of indefinite lived brands, and liabilities are included in the Consolidated Balance Sheet as of October 1, 2016 within the North America Other segment.

In September 2016, the Company acquired a majority ownership interest in a natural, bio-organic certified breakfast company for €5 million, which was accounted for under the purchase method and financed with cash on hand.  The assets, which primarily consist of indefinite lived intangible assets and goodwill, and liabilities, including non-controlling interests, are included in the Consolidated Balance Sheet as of October 1, 2016, within the Europe segment.

Joint Venture
In January 2016, the Company formed a Joint Venture with Tolaram Africa to develop snacks and breakfast foods for the West Africa market.  In connection with the formation, the Company contributed the rights to indefinitely use the Company’s brands for this market and these categories, including the Pringles brand.  Accordingly, the Company recorded a contribution of $5 million of intangible assets not subject to amortization with a corresponding increase in Investments in unconsolidated entities during the first quarter of 2016, which represents the value attributed to the Pringles brand for this market.

Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 2, 2016	$131	$3,568	$82	$456	$431	$76	$224	$4,968
Additions	—	—	—	—	8	—	—	8
Currency translation adjustment	—	—	—	2	(8)	(2)	3	(5)
October 1, 2016	$131	$3,568	$82	$458	$431	$74	$227	$4,971

Intangible assets subject to amortization
(millions)

Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 2, 2016	$8	$42	$—	$5	$45	$6	$10	$116
Currency translation adjustment	—	—	—	—	—	—	—	—
October 1, 2016	$8	$42	$—	$5	$45	$6	$10	$116

Accumulated Amortization
January 2, 2016	$8	$16	$—	$4	$11	$6	$2	$47
Amortization	—	2	—	—	2	—	1	5
October 1, 2016	$8	$18	$—	$4	$13	$6	$3	$52

Intangible assets subject to amortization, net
January 2, 2016	$—	$26	$—	$1	$34	$—	$8	$69
Currency translation adjustment	—	—	—	—	—	—	—	—
Amortization	—	(2)	—	—	(2)	—	(1)	(5)
October 1, 2016	$—	$24	$—	$1	$32	$—	$7	$64
For intangible assets in the preceding table, amortization was $5 million and $6 million for the year-to-date periods ended October 1, 2016 and October 3, 2015, respectively. The currently estimated aggregate annual amortization expense for full-year 2016 is approximately $7 million.
Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 2, 2016	$—	$1,625	$—	$158	$416	$—	$—	$2,199
Additions	—	—	—	18	3	—	—	21
Contribution to joint venture	—	—	—	—	(5)	—	—	(5)
Currency translation adjustment	—	—	—	1	7	—	—	8
October 1, 2016	$—	$1,625	$—	$177	$421	$—	$—	$2,223

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

Since the inception of Project K, the Company has recognized charges of $960 million that have been attributed to the program. The charges consist of $6 million recorded as a reduction of revenue, $583 million recorded in COGS and $371 million recorded in SGA.

Other Projects
In 2015 the Company implemented a zero-based budgeting (ZBB) program in its North America business that is expected to deliver visibility to ongoing annual savings. During 2016, ZBB was expanded to include the international segments of the business. In support of the ZBB initiative, the Company incurred pre-tax charges of approximately $4 million and $21 million during the quarter and year-to-date period ended October 1, 2016, respectively. Total charges of $33 million have been recognized since the inception of the ZBB program.

Total Projects
During the quarter ended October 1, 2016, the Company recorded total charges of $40 million across all restructuring and cost reduction activities. The charges were comprised of $12 million recorded in cost of goods sold (COGS) and $28 million recorded in selling, general and administrative (SGA) expense. During the year-to-date period ended October 1, 2016, the Company recorded total charges of $164 million across all restructuring and cost reduction activities. The charges consist of $66 million recorded in COGS and $98 million recorded in SGA expense.
During the quarter ended October 3, 2015, the Company recorded total charges of $85 million across all restructuring and cost reduction activities. The charges consist of $2 million recorded as a reduction of revenue, $57 million recorded in COGS and $26 million recorded in SGA expense. During the year-to-date period ended October 3, 2015, the Company recorded total charges of $243 million across all restructuring and cost reduction activities. The charges consist of $4 million recorded as a reduction of revenue, $154 million recorded in COGS and $85 million recorded in SGA expense.
The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarter and year-to-date periods ended October 1, 2016 and October 3, 2015 and program costs to date for programs currently active as of October 1, 2016.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	October 1, 2016
Employee related costs	$6	$31	$26	$64	$285
Asset related costs	5	15	32	62	178
Asset impairment	—	—	16	18	121
Other costs	29	39	90	99	409
Total	$40	$85	$164	$243	$993

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015	October 1, 2016
U.S. Morning Foods	$4	$30	$13	$51	$231
U.S. Snacks	8	15	62	34	188
U.S. Specialty	1	1	4	3	15
North America Other	7	11	20	40	110
Europe	6	12	34	56	207
Latin America	2	1	6	2	22
Asia Pacific	2	2	6	10	80
Corporate	10	13	19	47	140
Total	$40	$85	$164	$243	$993
For the quarters ended October 1, 2016 and October 3, 2015 employee related costs consist primarily of severance benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.
At October 1, 2016 total exit cost reserves were $67 million, related to severance payments and other costs of which a substantial portion will be paid out in 2016 and 2017. The following table provides details for exit cost reserves.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of January 2, 2016	$55	$—	$—	$33	$88
2016 restructuring charges	26	16	32	90	164
Cash payments	(46)	—	(14)	(91)	(151)
Non-cash charges and other	—	(16)	(18)	—	(34)
Liability as of October 1, 2016	$35	$—	$—	$32	$67

Note 6 Equity
Earnings per share
Basic earnings per share is determined by dividing net income attributable to Kellogg Company by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were 3 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended October 1, 2016, respectively. There were 3 million anti dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended October 3, 2015, respectively.

Quarters ended October 1, 2016 and October 3, 2015:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2016
Basic	$292	350	$0.83
Dilutive potential common shares		4	(0.01)
Diluted	$292	354	$0.82
2015
Basic	$205	354	$0.58
Dilutive potential common shares		2	—
Diluted	$205	356	$0.58

Year-to-date periods ended October 1, 2016 and October 3, 2015:

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2016
Basic	$747	350	$2.13
Dilutive potential common shares		4	(0.02)
Diluted	$747	354	$2.11
2015
Basic	$655	354	$1.85
Dilutive potential common shares		2	(0.01)
Diluted	$655	356	$1.84
In February 2014, the Company's board of directors approved a share repurchase program authorizing the repurchase of up to $1.5 billion of our common stock through December 2015. In December 2015, the board of directors approved a new authorization to repurchase of up to $1.5 billion of our common stock beginning in 2016 through December 2017.
During the year-to-date period ended October 1, 2016, the Company repurchased approximately 6 million shares of common stock for a total of $426 million. During the year-to-date period ended October 3, 2015, the Company repurchased 6 million shares of common stock for a total of $381 million.
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

Reclassifications out of AOCI for the quarter and year-to-date periods ended October 1, 2016 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended October 1, 2016	Year-to-date period ended October 1, 2016
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$(4)	$(11)	COGS
Foreign currency exchange contracts	(1)	(1)	SGA
Interest rate contracts	2	10	Interest expense
Commodity contracts	3	10	COGS
	$—	$8	Total before tax
	(1)	(4)	Tax expense (benefit)
	$(1)	$4	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$3	See Note 9 for further details
Prior service cost	1	3	See Note 9 for further details
	$2	$6	Total before tax
	(1)	(1)	Tax expense (benefit)
	$1	$5	Net of tax
Total reclassifications	$—	$9	Net of tax

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) for the quarter and year-to-date periods ended October 3, 2015 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended October 3, 2015	Year-to-date period ended October 3, 2015
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$(11)	$(27)	COGS
Foreign currency exchange contracts	—	2	SGA
Interest rate contracts	1	2	Interest expense
Commodity contracts	3	9	COGS
	$(7)	$(14)	Total before tax
	1	1	Tax expense (benefit)
	$(6)	$(13)	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$3	See Note 9 for further details
Prior service cost	2	7	See Note 9 for further details
	$3	$10	Total before tax
	—	(2)	Tax expense (benefit)
	$3	$8	Net of tax
Total reclassifications	$(3)	$(5)	Net of tax
Accumulated other comprehensive income (loss) as of October 1, 2016 and January 2, 2016 consisted of the following:

(millions)	October 1, 2016	January 2, 2016
Foreign currency translation adjustments	$(1,417)	$(1,314)
Cash flow hedges — unrealized net gain (loss)	(70)	(39)
Postretirement and postemployment benefits:
Net experience loss	(13)	(16)
Prior service cost	(5)	(7)
Total accumulated other comprehensive income (loss)	$(1,505)	$(1,376)

Noncontrolling interests
In December 2012, the Company entered into a series of agreements with a third party including a subordinated loan (VIE Loan) of $44 million which was convertible into approximately 85% of the equity of the entity (VIE). Due to this convertible subordinated loan and other agreements, the Company determined that the entity was a variable interest entity, the Company was the primary beneficiary and the Company consolidated the financial statements of the VIE. During 2015, the 2012 Agreements were terminated and the VIE loan, including related accrued interest and other receivables, were settled, resulting in a charge of $19 million which was recorded as Other income (expense) in the year-to-date period ended October 3, 2015.  Upon termination of the 2012 Agreements, the Company was no longer considered the primary beneficiary of the VIE, the VIE was deconsolidated, and the Company derecognized all assets and liabilities of the VIE, including an allocation of a portion of goodwill from the U.S. Snacks operating segment, resulting in a $67 million non-cash gain, which was recorded within SGA expense for the year-to-date period ended October 3, 2015.

Note 7 Debt
The following table presents the components of notes payable at October 1, 2016 and January 2, 2016:

	October 1, 2016		January 2, 2016
(millions)	Principal amount	Effective interest rate (a)	Principal amount	Effective interest rate
U.S. commercial paper	$100	0.48%	$899	0.45%
Europe commercial paper	320	(0.15)%	261	0.01%
Bank borrowings	34		44
Total	$454		$1,204
(a) Negative effective interest rates on certain borrowings in Europe are the result of efforts by the European Central Bank to stimulate the economy in the eurozone.

In the third quarter of 2016 the Company entered into interest rate swaps with notional amounts totaling approximately $1.6 billion, which effectively converted $700 million of its ten-year 4.0% U.S. Dollar Notes due 2020, $358 million of its ten-year 3.125% U.S. Dollar Notes due 2022, $211 million of its ten-year 2.75% notes due 2023 and $300 million of its ten-year 3.25% Notes due 2026 from fixed to floating rate obligations.

In August 2016, the Company terminated interest rate swaps with notional amounts totaling €600 million, which were designated as fair value hedges of its eight-year 1.00% EUR Notes due 2024. The interest rate swaps effectively converted the interest rate on the Notes from fixed to floating and the unrealized gain upon termination of $13 million will be amortized to interest rate expense over the remaining term of the Notes.

In May 2016, the Company issued €600 million (approximately $671 million USD at October 1, 2016, which reflects the discount and translation adjustments) of eight-year 1.00% Euro Notes due 2024, resulting in aggregate net proceeds after debt discount of $679 million. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand and additional commercial paper borrowings, repayment of the Company's $750 million, five-year 4.45% U.S. Dollar Notes due 2016 at maturity. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision. The Notes were designated as a net investment hedge of the Company's investment in its Europe subsidiary when issued.

In the second quarter of 2016 the Company entered into interest rate swaps with notional amounts totaling approximately $958 million and €600 million which effectively converted $600 million of its 4.0% ten-year U.S. Dollar Notes due 2020, $358 million of its ten-year 3.125% U.S. Dollar Notes due 2022 and €600 million of its eight-year 1.00% Euro Notes due 2024 from fixed to floating rate obligations. The U.S. Dollar interest rate swaps were settled during the quarter for an unrealized gain of $12 million which will be amortized to interest expense over the remaining term of the related Notes.

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
The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of October 1, 2016 were as follows: (a) five-year 1.875% U.S. Dollar Notes due 2016 – 2.01%; (b) five-year 1.75% U.S. Dollar Notes due 2017 –  1.87%; (c) seven-year 3.25% U.S. Dollar Notes due 2018 – 2.58%; (d) ten-year 4.15% U.S. Dollar Notes due 2019 – 3.54%; (e) ten-year 4.00% U.S. Dollar Notes due 2020 – 2.04%; (f) ten-year 3.125% U.S. Dollar Notes due 2022 – 1.30%; (g) ten-year 3.125% U.S. Dollar Notes due 2023 – 1.43%; (h) eight-year 1.00% Euro Notes due 2024 – 1.08% and (i) ten-year 3.25% U.S. Notes due 2026 – 3.12%.

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
The Company classifies pre-tax stock compensation expense in COGS and SGA expense principally within its corporate operations. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Pre-tax compensation expense	$16	$12	$49	$37
Related income tax benefit	$6	$4	$18	$13
As of October 1, 2016, total stock-based compensation cost related to non-vested awards not yet recognized was $99 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Stock options
During the year-to-date periods ended October 1, 2016 and October 3, 2015, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2015 Annual Report on Form 10-K.
Year-to-date period ended October 1, 2016:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	19	$58
Granted	3	76
Exercised	(6)	56
Forfeitures and expirations	(1)	67
Outstanding, end of period	15	$62	7.2	$226
Exercisable, end of period	8	$58	6.1	$168
Year-to-date period ended October 3, 2015:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	21	$56
Granted	3	64
Exercised	(4)	53
Forfeitures and expirations	—	—
Outstanding, end of period	20	$58	7.1	$192
Exercisable, end of period	12	$55	6.0	$145

The weighted-average grant date fair value of options granted was $9.44 per share and $7.20 per share for the year-to-date periods ended October 1, 2016 and October 3, 2015, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the quarter ended October 1, 2016:	17%	6.9	1.60%	2.60%
Grants within the quarter ended October 3, 2015:	16%	6.9	1.98%	3.00%
The total intrinsic value of options exercised was $140 million and $50 million for the year-to-date periods ended October 1, 2016 and October 3, 2015, respectively.
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
A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of comparable operating profit growth achievement. Compensation cost related to comparable operating profit growth performance is revised for changes in the expected outcome. The 2016 target grant currently corresponds to approximately 176,000 shares, with a grant-date fair value of $80 per share.
Based on the market price of the Company’s common stock at October 1, 2016, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	October 1, 2016
2014 Award	$30
2015 Award	$24
2016 Award	$27
The 2013 performance share award, payable in stock, was settled at 35% of target in February 2016 for a total dollar equivalent of $3 million.
Other stock-based awards
During the year-to-date period ended October 1, 2016, the Company granted restricted stock units and a nominal number of restricted stock awards to eligible employees as presented in the following table. Terms of these grants and the Company’s method of determining grant-date fair value were consistent with that described within the stock compensation footnote in the Company’s 2015 Annual Report on Form 10-K.

Year-to-date period ended October 1, 2016:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	806	$58
Granted	589	70
Vested	(68)	56
Forfeited	(85)	62
Non-vested, end of period	1,242	$63
Year-to-date period ended October 3, 2015:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	346	$54
Granted	587	59
Vested	(90)	50
Forfeited	(28)	57
Non-vested, end of period	815	$57
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
Pension

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service cost	$25	$28	$74	$84
Interest cost	43	50	131	156
Expected return on plan assets	(87)	(100)	(266)	(300)
Amortization of unrecognized prior service cost	3	4	10	10
Recognized net loss	28	—	28	—
Total pension (income) expense	$12	$(18)	$(23)	$(50)
Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service cost	$5	$7	$15	$24
Interest cost	10	11	29	36
Expected return on plan assets	(22)	(25)	(67)	(75)
Amortization of unrecognized prior service cost (credit)	(2)	(2)	(7)	(3)
Total postretirement benefit (income) expense	$(9)	$(9)	$(30)	$(18)

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service cost	$1	$2	$5	$5
Interest cost	1	1	3	3
Recognized net loss	1	1	3	3
Total postemployment benefit expense	$3	$4	$11	$11
During the quarter ended October 1, 2016, the Company recognized expense of $28 million related to the remeasurement of a U.S. pension plan as current year distributions exceeded service and interest costs resulting in settlement accounting for that particular plan. The amount of the remeasurement loss recognized during the quarter was due to an unfavorable change in the discount rate relative to prior year.
Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
October 1, 2016	$3	$3	$6
October 3, 2015	$1	$3	$4
Year-to-date period ended:
October 1, 2016	$18	$11	$29
October 3, 2015	$11	$10	$21
Full year:
Fiscal year 2016 (projected)	$28	$15	$43
Fiscal year 2015 (actual)	$19	$14	$33
Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 10 Income taxes
The consolidated effective tax rate for the quarter ended October 1, 2016 was 18% as compared to the prior year’s rate of 24%. For the quarter ended October 1, 2016, the effective tax rate benefited from excess tax benefits from share-based compensation totaling $16 million. See Note 1 for further discussion regarding the ASU adoption. Additionally, the effective tax rate for the quarter benefited from the completion of certain tax examinations partially offset by the establishment of a valuation allowance for certain deferred tax assets.
The consolidated effective tax rates for the year-to-date periods ended October 1, 2016 and October 3, 2015 were 22% and 26%, respectively. The current year-to-date period effective tax rate benefited from excess tax benefits from share-based compensation totaling $34 million as well as the completion of certain tax examinations.
The effective tax rate for 2015 benefited from a reduction in tax related to current year remitted and unremitted earnings and the completion of certain tax examinations.
As of October 1, 2016, the Company classified $16 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $8 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended October 1, 2016; $49 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
January 2, 2016	$73
Tax positions related to current year:
Additions	6
Reductions	—
Tax positions related to prior years:
Additions	1
Reductions	(4)
Settlements	1
Lapse in statute of limitations	(2)
October 1, 2016	$75

The accrual balance for tax-related interest was $19 million at October 1, 2016.
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
Total notional amounts of the Company’s derivative instruments as of October 1, 2016 and January 2, 2016 were as follows:

(millions)	October 1, 2016	January 2, 2016
Foreign currency exchange contracts	$1,276	$1,210
Interest rate contracts	1,769	—
Commodity contracts	453	470
Total	$3,498	$1,680
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at October 1, 2016 and January 2, 2016, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of October 1, 2016 or January 2, 2016.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of October 1, 2016 and January 2, 2016:
Derivatives designated as hedging instruments

	October 1, 2016			January 2, 2016
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$12	$12	$—	$11	$11
Interest rate contracts:
Other assets (a)	—	5	5	—	—	—
Total assets	$—	$17	$17	$—	$11	$11
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(7)	$(7)	$—	$(10)	$(10)
Interest rate contracts:
Other liabilities (a)	—	(2)	(2)	—	—	—
Commodity contracts:
Other current liabilities	—	(3)	(3)	—	(14)	(14)
Total liabilities	$—	$(12)	$(12)	$—	$(24)	$(24)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $1.7 billion as of October 1, 2016.
Derivatives not designated as hedging instruments

	October 1, 2016			January 2, 2016
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$15	$15	$—	$18	$18
Commodity contracts:
Other prepaid assets	6	—	6	4	—	4
Total assets	$6	$15	$21	$4	$18	$22
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(9)	$(9)	$—	$(6)	$(6)
Commodity contracts:
Other current liabilities	(23)	—	(23)	$(33)	$—	$(33)
Total liabilities	$(23)	$(9)	$(32)	$(33)	$(6)	$(39)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $1.9 billion and $1.2 billion as of October 1, 2016 and January 2, 2016, respectively.

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of October 1, 2016 and January 2, 2016 would be adjusted as detailed in the following table:

As of October 1, 2016:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$38	$(6)	$—	$32
Total liability derivatives	$(44)	$6	$38	$—

As of January 2, 2016:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$33	$(12)	$—	$21
Total liability derivatives	$(63)	$12	$51	$—

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended October 1, 2016 and October 3, 2015 was as follows:
Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		October 1, 2016	October 3, 2015
Interest rate contracts	Interest expense	$6	$6
Total		$6	$6

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	October 1, 2016	October 3, 2015		October 1, 2016	October 3, 2015		October 1, 2016	October 3, 2015
Foreign currency exchange contracts	$1	$9	COGS	$4	$11	Other income (expense), net	$(1)	$—
Foreign currency exchange contracts	1	—	SGA expense	1	—	Other income (expense), net	—	—
Interest rate contracts	1	—	Interest expense	(2)	(1)	N/A	—	—
Commodity contracts	—	(2)	COGS	(3)	(3)	Other income (expense), net	—	—
Total	$3	$7		$—	$7		$(1)	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	October 1, 2016	October 3, 2015
Foreign currency denominated long-term debt	$(19)	$(13)
Total	$(19)	$(13)
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 1, 2016	October 3, 2015
Foreign currency exchange contracts	COGS	$3	$5
Foreign currency exchange contracts	Other income (expense), net	(1)	(3)
Commodity contracts	COGS	(14)	(47)
Commodity contracts	SGA	—	(2)
Total		$(12)	$(47)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended October 1, 2016 and October 3, 2015 was as follows:

Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		October 1, 2016	October 3, 2015
Foreign currency exchange contracts	Other income (expense), net	$—	$(4)
Interest rate contracts	Interest expense	15	13
Total		$15	$9
(a) Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	October 1, 2016	October 3, 2015		October 1, 2016	October 3, 2015		October 1, 2016	October 3, 2015
Foreign currency exchange contracts	$10	$28	COGS	$11	$27	Other income (expense), net	$(2)	$(2)
Foreign currency exchange contracts	1	(6)	SGA expense	1	(2)	Other income (expense), net	—	—
Interest rate contracts	(68)	(9)	Interest expense	(10)	(2)	N/A	—	—
Commodity contracts	—	(2)	COGS	(10)	(9)	Other income (expense), net	—	—
Total	$(57)	$11		$(8)	$14		$(2)	$(2)
(a) Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	October 1, 2016	October 3, 2015
Foreign currency denominated long-term debt	$(31)	$30
Foreign currency exchange contracts	(23)	—
Total	$(54)	$30

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		October 1, 2016	October 3, 2015
Foreign currency exchange contracts	COGS	$(7)	$6
Foreign currency exchange contracts	Other income (expense), net	9	4
Interest rate contracts	Interest expense	—	—
Commodity contracts	COGS	(4)	(45)
Commodity contracts	SGA	2	(1)
Total		$—	$(36)
During the next 12 months, the Company expects $9 million of net deferred losses reported in AOCI at October 1, 2016 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on October 1, 2016 was $3 million. If the credit-risk-related contingent features were triggered as of October 1, 2016, the Company would be required to post collateral of $3 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of October 1, 2016 triggered by credit-risk-related contingent features.
2016 fair value measurements on a nonrecurring basis
As part of Project K, the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. See Note 5 for more information regarding Project K.
During the year-to-date period ended October 1, 2016, long-lived assets of $26 million related to a manufacturing facility in the Company's US Snacks reportable segment, were written down to an estimated fair value of $10 million due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
2015 fair value measurements on a nonrecurring basis
During the year-to-date period ended October 3, 2015, as part of Project K, long-lived assets of $31 million related to a manufacturing facility in the Company's North America Other reportable segment, were written down to an estimated fair value of $13 million due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
During the year-to-date period ended October 3, 2015, the Company moved from the CENCOEX foreign currency official exchange rate to the SIMADI foreign currency exchange rate for purposes of remeasuring the financial statements of its Venezuelan subsidiary. In connection with this change in foreign currency exchange rates, the Company also evaluated the carrying value of the long lived assets related to its Venezuelan subsidiary. See Note 13 for more information regarding Venezuela. During the year-to-date period ended October 3, 2015 long-lived assets with a carrying value of $51 million were written down to an estimated fair value of $2 million. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $6,863 million and $6,296 million, respectively, as of October 1, 2016.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of October 1, 2016, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of October 1, 2016, the Company had no collateral posting requirements related to reciprocal collateralization agreements. As of October 1, 2016 the Company posted $38 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 25% of consolidated trade receivables at October 1, 2016.
Note 12 Contingencies
In connection with the Company’s previous labor negotiations with the union representing the work-force at its Memphis, TN cereal production facility, the National Labor Relations Board (NLRB) filed a complaint alleging unfair labor practices under the National Labor Relations Act in March 2014. In July 2014, a U.S. District Court judge ruled that the Memphis employees were entitled to return to work while the underlying litigation continues and employees subsequently returned to work. In August 2014, an NLRB Administrative Law Judge dismissed the complaint that initiated the underlying litigation. In May 2015, the NLRB reversed the decision of the Administrative Law Judge in favor of the union. In August 2016, the Sixth Circuit Court of Appeals vacated the NLRB’s order and found that the Company’s actions were lawful. This litigation is not expected to have a material effect on the production or distribution of products from the Memphis, TN facility or a material financial impact on the Company. As of October 1, 2016, the Company has not recorded a liability related to this matter as an adverse outcome is considered remote.
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
The Company has evaluated all of the facts and circumstances surrounding its Venezuelan business and determined that as of October 1, 2016, the DICOM (formerly SIMADI) rate continues to be the appropriate rate to use for remeasuring its Venezuelan subsidiary’s financial statements.
As of October 1, 2016, the published DIPRO and DICOM rates offered were 10.0 and 657.9 bolivars to the U.S. dollar, respectively.
For the year-to-date periods ended October 1, 2016 and October 3, 2015, Venezuela represented less than 1% and approximately 2% of total net sales, respectively. The Company’s net monetary assets denominated in the Venezuelan bolivar were immaterial after applying the DICOM and SIMADI exchange rates as of October 1, 2016 and January 2, 2016, respectively.
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

	Quarter ended		Year-to-date period ended
(millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales
U.S. Morning Foods	$733	$762	$2,227	$2,280
U.S. Snacks	796	795	2,431	2,484
U.S. Specialty	284	281	931	912
North America Other	402	426	1,222	1,298
Europe	594	628	1,821	1,885
Latin America	197	202	593	825
Asia Pacific	248	235	692	699
Consolidated	$3,254	$3,329	$9,917	$10,383
Operating profit
U.S. Morning Foods	$144	$110	$457	$368
U.S. Snacks (a)	78	62	230	302
U.S. Specialty	68	63	214	200
North America Other	43	44	135	140
Europe	78	73	216	191
Latin America (b)	27	7	70	2
Asia Pacific	21	14	50	36
Total Reportable Segments	459	373	1,372	1,239
Corporate (c)	(49)	(39)	(75)	(109)
Consolidated	$410	$334	$1,297	$1,130

(a)	Includes a non-cash gain of $67 million associated with the deconsolidation of a VIE during the year-to-date period ended October 3, 2015.

(b)
Includes non-cash losses totaling $13 million associated with the remeasurement of the financial statements of the Company's Venezuela subsidiary during the quarter ended October 3, 2015. Includes a non-cash loss of $13 million and $115 million associated with the remeasurement of the financial statements of the Company's Venezuela subsidiary during the year-to-date periods ended October 1, 2016 and October 3, 2015, respectively.

(c)
Includes mark-to-market adjustments for pension plans, commodity and foreign currency contracts totaling $(31) million and ($27) million for the quarters ended October 1, 2016 and October 3, 2015, respectively. Includes mark-to-market adjustments for pension plans, commodity and foreign currency contracts totaling ($35) million and ($59) million for the year-to-date periods ended October 1, 2016 and October 3, 2015, respectively.

Note 15 Subsequent events

In October 2016, the Company announced that it entered into an agreement to acquire Ritmo Investimentos, the controlling shareholder of Parati, a manufacturer of biscuit, powdered beverage and pasta brands in Brazil for R$1.38 billion ($424 million USD at October 1, 2016).  The agreement is subject to customary closing conditions, is expected to close in the fourth quarter of 2016 and be funded through anticipated reductions in share repurchases increasing cash on hand and short term borrowings.

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

Operating Margin Expansion by 2018
We have recently announced a plan to expand our currency-neutral comparable operating margin excluding Venezuela by 350 basis points during 2016 through 2018, reaching approximately 18%.  This is an increase and acceleration from our previous guidance, which targeted a 17-18% currency-neutral comparable operating margin excluding Venezuela by 2020.

There are four elements to this accelerated margin expansion plan:

•
Productivity and savings - In addition to annual productivity savings to offset inflation, we will expand our zero-based budgeting initiative in the U.S. and our international regions.  We also are working on additional Project K initiatives.  The result of these initiatives should be higher annual savings.

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

While we intend to return to growth during the execution of this initiative, we believe it is prudent to moderate our currency-neutral comparable net sales growth excluding Venezuela outlook to approximately flat.  This reflects both the current industry dynamics as well as the result of some of the operating margin expansion efforts which could impact price elasticity and portfolio optimization.  Nevertheless, these margin-expansion actions are expected to drive accelerated growth in currency-neutral comparable operating profit excluding Venezuela and earnings growth in 2017 and 2018.

In the third quarter our brand building declined approximately 1 point as a percent to net sales and we expect a similar level of reduction for the full year.  This was driven by the evolution of the model to build brands from traditional TV media to digital and social media as well as efficiency and effectiveness benefits associated with our zero-based budgeting initiative.  We remain committed to investing behind our brands and ensuring our investment has the appropriate impact and return on investment to drive profitable revenue growth.

Guidance on operating profit margin expansion and net sales growth outlook is provided on a non-GAAP, currency-neutral comparable basis excluding Venezuela only because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company. Please refer to the "Non-GAAP Financial Measures" section for a further discussion of our use of non-GAAP measures, including quantification of known expected adjustment items.

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

•
Comparable gross profit, comparable gross margin, comparable SGA, comparable SGA%, comparable operating profit, comparable operating profit margin, comparable net income attributable to Kellogg Company, and comparable diluted EPS: We adjust the GAAP financial measures to exclude the effect of Project K and cost reduction activities, acquisitions, divestitures, integration costs, mark-to-market adjustments for pension plans, commodities and certain foreign currency contracts, costs associated with the VIE deconsolidation, costs associated with the early redemption of debt outstanding, and costs associated with the Venezuela remeasurement. We excluded the items which we believe may obscure trends in our underlying profitability. The impact of acquisitions and divestitures are not excluded from comparable diluted EPS. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, such as Project K, ZBB and Revenue Growth Management, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments. Currency-neutral comparable represents comparable excluding foreign currency impact.

Comparable effective tax rate: We adjust the GAAP financial measure to exclude tax effect of Project K and cost reduction activities, integration costs, mark-to-market adjustments for pension plans, commodities and certain foreign currency contracts, costs associated with the Venezuela remeasurement, costs associated with the VIE deconsolidation, and costs associated with the early redemption of debt outstanding. We excluded the items which we believe may obscure trends in our underlying tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability
Project K and cost reduction activities
During 2013, we announced Project K, a four-year efficiency and effectiveness program. The program is expected to generate a significant amount of savings that may be invested in key strategic areas of focus for the business. We expect that this investment will drive future growth in revenues, gross margin, operating profit, and cash flow. We recorded pre-tax charges related to this program of $36 million and $143 million for the quarter and year-to-date periods ended October 1, 2016, respectively. We also recorded charges of $85 million and $243 million for the quarter and year-to-date periods ended October 3, 2015, respectively.

In 2015 we initiated the implementation of a zero-based budgeting (ZBB) program in our North America business. During 2016 ZBB is being expanded to include the international segments of the business. In support of the ZBB initiative, we incurred pre-tax charges of $4 million and $21 million for the quarter and year-to-date periods ended October 1, 2016.

See the Restructuring and cost reduction activities section for more information.

Acquisitions
In September 2015, we completed the acquisition of Mass Foods, Egypt's leading cereal company for $46 million, or $44 million net of cash and cash equivalents acquired. The quarter ended October 1, 2016 represented the final reporting period in which year-over-year comparability was impacted for this acquisition. In our European reportable segment, for the quarter ended October 1, 2016 the acquisition added $6 million in net sales and less than $1 million of operating profit (before integration costs) that impacted the comparability of our reported results. For the year-to-date period ended October 1, 2016 the acquisition added $16 million in net sales and approximately $2 million in operating profit (before integration costs) that impacted comparability of our reported results.

In January 2015, we completed the acquisition of a majority interest in Bisco Misr, the number one packaged biscuits company in Egypt for $125 million, or $117 million net of cash and cash equivalents acquired. The quarter ended April 2, 2016 represented the final reporting period in which year-over-year comparability was impacted for this acquisition. In our European reportable segment, the acquisition added $9 million in net sales and less than $1 million of operating profit (before integration costs) that impacted the comparability of our reported results for the year-to-date period ended October 1, 2016.

Integration costs
We have incurred integration costs related to the integration of the 2015 acquisitions of Bisco Misr and Mass Foods, the 2015 entry into a joint venture with Tolaram Africa, and the 2012 acquisition of Pringles (integration completed in 2015) as we move these businesses into the Kellogg business model. We recorded pre-tax integration costs that were approximately $2 million and $3 million for the quarter and year-to-date periods ended October 1, 2016, respectively. We also recorded integration costs of $8 million and $22 million for the quarter and year-to-date periods ended October 3, 2015, respectively.

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. During the quarter and year-to-date periods ended October 1, 2016, we recognized a pre-tax mark-to-market charge of $28 million related to the remeasurement of a U.S. pension plan as a result of current year distributions in excess of service and interest costs. The amount of the remeasurement loss recognized during the quarter was due to an unfavorable change in the discount rate relative to prior year.
We also recorded a pre-tax mark-to-market charge of $3 million and $7 million for the quarter and year-to-date periods ended October 1, 2016, respectively. We also recorded a pre-tax mark-to-market charge of $27 million and $59 million for the quarter and year-to-date periods ended October 3, 2015, respectively.

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

We have evaluated all of the facts and circumstances surrounding our Venezuelan business and determined that as of October 1, 2016 the DICOM rate continues to be the appropriate rate to use for remeasuring our Venezuelan subsidiary’s financial statements.

Following the change to the SIMADI rate as of July 4, 2015, certain non-monetary assets related to our Venezuelan subsidiary continued to be remeasured at historical exchange rates. As these assets were utilized by our Venezuelan subsidiary during the second half of 2015 and first quarter of 2016 they were recognized in the income statement at historical exchange rates resulting in an unfavorable impact. We experienced an unfavorable pre-tax impact of approximately $4 million in the year-to-date period ended October 1, 2016 and $13 million during the quarter and year-to-date periods ended October 3, 2015 related to the utilization of these remaining non-monetary assets.

Additionally, with the introduction of the new DICOM floating rate in February 2016 we experienced an unfavorable pre-tax impact of approximately $7 million in the year-to-date period ended October 1, 2016 related to the utilization of non-monetary assets. These non-monetary assets were recognized in the income statement at historical exchange rates and primarily impacted COGS.

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

Financial results
For the quarter ended October 1, 2016, our reported net sales declined by 2.2% due to the translational impact of foreign currency and lower volume as a result of trade-inventory reductions in U.S. cereal and toaster pastries, softness in U.K. cereal, and the portfolio transitions in our U.S. Frozen and Kashi businesses. These declines were partially offset by growth in several businesses including U.S. Snacks, U.S. Specialty, Asia-Pacific and Latin America. Currency-neutral comparable net sales were down 1.0% after eliminating the impact of foreign currency, and down 1.6% excluding the impact of Venezuela.

Reported operating profit increased by 22.9%, primarily the result of reduced restructuring charges, expanded margins across all regions resulting from Project K and ZBB savings. Currency-neutral comparable operating profit increased by 6.8% after eliminating the impact of lower restructuring charges, and increased by 5.0% after excluding the favorable impact of Venezuela.

Reported operating margin for the quarter was favorable 260 basis points due to the favorable impact to brand-building investment from ZBB efficiencies, savings realized from Project K and ZBB, and lower restructuring costs, integration costs, and Venezuela remeasurement. Currency-neutral comparable operating margin was favorable 110 basis points after excluding the year-over-year impact of restructuring, integration costs, Venezuela remeasurement, and foreign currency.

Reported diluted EPS of $.82 for the quarter was up 41.4% compared to the prior year of $.58. Reported diluted EPS for the quarter was impacted favorably by lower restructuring charges, higher profit margins and a lower effective tax rate. Currency-neutral comparable diluted EPS of $1.00 increased by 17.6% compared to prior year of $.85, ahead of our expectations, due to higher profit margins driven by ZBB savings and a lower effective tax rate mainly due to the windfall tax benefit realized from stock option exercise activity in the quarter.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Reported net income attributable to Kellogg Company	$292	$205	$747	$655
Mark-to-market (pre-tax)	(31)	(27)	(35)	(59)
Project K and cost reduction activities (pre-tax)	(40)	(85)	(164)	(243)
Other costs impacting comparability (pre-tax)	—	—	(153)	48
Integration costs (pre-tax)	(1)	(7)	(1)	(19)
Venezuela remeasurement (pre-tax)	—	(13)	(11)	(165)
Income tax benefit applicable to adjustments, net*	24	36	109	115
Comparable net income attributable to Kellogg Company	$340	$301	$1,002	$978
Foreign currency impact	(16)		(179)
Currency-neutral comparable net income attributable to Kellogg Company	$356		$1,181
Reported diluted EPS	$0.82	$0.58	$2.11	$1.84
Mark-to-market (pre-tax)	(0.09)	(0.08)	(0.10)	(0.17)
Project K and cost reduction activities (pre-tax)	(0.11)	(0.24)	(0.46)	(0.68)
Other costs impacting comparability (pre-tax)	—	—	(0.43)	0.13
Integration costs (pre-tax)	(0.01)	(0.01)	(0.01)	(0.05)
Venezuela remeasurement (pre-tax)	—	(0.04)	(0.03)	(0.46)
Income tax benefit applicable to adjustments, net*	0.07	0.10	0.31	0.32
Comparable diluted EPS	$0.96	$0.85	$2.83	$2.75
Foreign currency impact	(0.04)		(0.50)
Currency-neutral comparable diluted EPS	$1.00		$3.33
Currency-neutral comparable diluted EPS growth	17.6%	2.1%	21.1%	(0.3)%
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2016 versus 2015:

Quarter ended October 1, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$733	$796	$284	$402	$594	$197	$248	$—	$3,254
Project K and cost reduction activities	—	—	—	—	—	—	—	—	—
Integration costs and acquisitions/divestitures	—	—	—	1	6	—	—	—	7
Differences in shipping days	—	—	—	—	—	—	—	—	—
Comparable net sales	$733	$796	$284	$401	$588	$197	$248	$—	$3,247
Comparable net sales excluding Venezuela						$190			$3,240
Foreign currency impact	—	—	—	1	(33)	(29)	12	—	(49)
Currency-neutral comparable net sales	$733	$796	$284	$400	$621	$226	$236	$—	$3,296
Currency-neutral comparable net sales excluding Venezuela						$200			$3,270
Quarter ended October 3, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$762	$795	$281	$426	$628	$202	$235	$—	$3,329
Project K and cost reduction activities	—	—	—	—	(2)	—	—	—	(2)
Integration costs and acquisitions/divestitures	—	—	—	—	—	—	2	—	2
Differences in shipping days	—	—	—	—	—	—	—	—	—
Comparable net sales	$762	$795	$281	$426	$630	$202	$233	$—	$3,329
Comparable net sales excluding Venezuela						$198			$3,325
% change - 2016 vs. 2015:
Reported growth	(3.8)%	0.1%	1.1%	(5.7)%	(5.4)%	(2.2)%	5.4%	—%	(2.2)%
Project K and cost reduction activities	—%	—%	—%	—%	0.3%	—%	—%	—%	0.1%
Integration costs and acquisitions/divestitures	—%	—%	—%	0.2%	0.9%	—%	(0.7)%	—%	0.2%
Differences in shipping days	—%	—%	—%	—%	—%	—%	—%	—%	—%
Comparable growth	(3.8)%	0.1%	1.1%	(5.9)%	(6.6)%	(2.2)%	6.1%	—%	(2.5)%
Comparable growth excluding Venezuela						(3.8)%			(2.6)%
Foreign currency impact	—%	—%	—%	0.3%	(5.2)%	(14.2)%	5.1%	—%	(1.5)%
Currency-neutral comparable growth	(3.8)%	0.1%	1.1%	(6.2)%	(1.4)%	12.0%	1.0%	—%	(1.0)%
Currency-neutral comparable growth excluding Venezuela						1.8%			(1.6)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended October 1, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$144	$78	$68	$43	$78	$27	$21	$(49)	$410
Mark-to-market	—	—	—	—	—	—	—	(31)	(31)
Project K and cost reduction activities	(4)	(8)	(1)	(7)	(6)	(2)	(2)	(10)	(40)
Other costs impacting comparability	—	—	—	—	—	—	—	—	—
Integration costs and acquisitions/divestitures	—	—	—	—	—	1	—	(2)	(1)
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	—	—	—	—
Comparable operating profit	$148	$86	$69	$50	$84	$28	$23	$(6)	$482
Comparable operating profit excluding Venezuela						$25		$(6)	$479
Foreign currency impact	—	—	—	1	(8)	(9)	2	(3)	(17)
Currency-neutral comparable operating profit	$148	$86	$69	$49	$92	$37	$21	$(3)	$499
Currency-neutral comparable operating profit excluding Venezuela						$28		$(4)	$489
Quarter ended October 3, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$110	$62	$63	$44	$73	$7	$14	$(39)	$334
Mark-to-market	—	—	—	—	—	—	—	(27)	(27)
Project K and cost reduction activities	(30)	(15)	(1)	(11)	(12)	(1)	(2)	(13)	(85)
Other costs impacting comparability	—	—	—	—	—	—	—	—	—
Integration costs and acquisitions/divestitures	—	—	—	—	—	(2)	(4)	(1)	(7)
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(13)	—	—	(13)
Comparable operating profit	$140	$77	$64	$55	$85	$23	$20	$2	$466
Comparable operating profit excluding Venezuela						$22		$2	$465
% change - 2016 vs. 2015:
Reported growth	31.8%	26.7%	7.8%	(5.2)%	8.8%	255.8%	59.2%	(28.6)%	22.9%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	45.0%	0.9%
Project K and cost reduction activities	25.8%	14.5%	0.3%	7.3%	9.2%	(13.5)%	11.3%	420.8%	14.4%
Other costs impacting comparability	—%	—%	—%	—%	—%	—%	—%	—%	—%
Integration costs and acquisitions/divestitures	—%	—%	—%	(0.1)%	0.4%	34.3%	29.1%	(124.2)%	1.2%
Differences in shipping days	—%	—%	—%	—%	—%	—%	—%	—%	—%
Venezuela remeasurement	—%	—%	—%	—%	—%	206.6%	—%	—%	3.1%
Comparable growth	6.0%	12.2%	7.5%	(12.4)%	(0.8)%	28.4%	18.8%	(370.2)%	3.3%
Comparable growth excluding Venezuela						20.8%		(360.3)%	2.9%
Foreign currency impact	—%	—%	—%	0.4%	(9.0)%	(40.4)%	12.4%	(96.7)%	(3.5)%
Currency-neutral comparable growth	6.0%	12.2%	7.5%	(12.8)%	8.2%	68.8%	6.4%	(273.5)%	6.8%
Currency-neutral comparable growth excluding Venezuela						30.8%		(262.3)%	5.0%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
As Reported and Currency-neutral comparable net sales declined 3.8% as a result of decreased volume and unfavorable pricing/mix. This segment consists of cereal, toaster pastries, and health and wellness bars.

As a result of a slight category decline and a sharp reduction in trade inventories, net sales decreased. Despite lower sales, we gained 20 basis points of share in the quarter led by our six core brands due to focused investment activity.

We have many of the highest velocity 2016 innovations, maintaining innovation share leadership, led by Special K
Nourish, Smorz, and our Finding Dory licensed cereal. In addition, we executed well during the key Back-to-School period, which coincided with our Olympics activation. This year’s Olympics program generated over 1.8 billion impressions at 30% less cost than our prior summer Olympics programs – this was driven by a greater focus on social activation and it demonstrates our new marketing model at work.

Toaster pastries grew share 50 basis points during the quarter. However, net sales declined for the quarter due to a reduction in trade inventories.

As Reported operating profit increased 31.8% due to Project K savings, brand-building efficiencies resulting from ZBB, and reduced restructuring charges. This was partially offset by unfavorable sales performance. Currency-neutral comparable operating profit increased 6.0%, less than As Reported after eliminating the benefit of reduced restructuring charges.

U.S. Snacks
As Reported and Currency-neutral comparable net sales were approximately flat as a result of increased volume partially offset by unfavorable pricing/mix. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks.

Crackers posted net sales growth for the quarter. Our big-three brands (Cheez-it®, Club®, and Townhouse®) in combination continued to post good consumption growth and improved share.

The Wholesome Snacks business posted a decline in net sales primarily due to certain lines of Special K® bars and cracker-chips. However, Rice Krispies Treats® posted sales gains and grew share during the quarter.

The cookies business posted a sales decline for the quarter as a result of decreased brand-building activity compared to the prior year.

The savory snacks business posted a sales decline. However, core products and our single-serve offerings reported consumption growth. During the remainder of the year, we expect a reduced impact from the elimination of certain non-core products.

Single-serve, a key element of our growth strategy, performed well with double-digit consumption gains in cookie/cracker caddy packs and in Pringles® snack stacks.

As Reported operating profit improved 26.7% due to Project K and brand-building efficiencies resulting from ZBB as well as lower restructuring charges in the current year. Currency-neutral comparable operating profit increased 12.2% after excluding the impact of restructuring charges.

U.S. Specialty
As Reported and Currency-neutral comparable net sales improved 1.1% as a result of improved pricing/mix which was partially offset by lower volume.

Our three core channels, Foodservice, Convenience, and Vending, posted sales growth for the quarter. We held or gained share in most categories during the quarter driven by increased distribution, effective promotions around the Olympics, and strong innovation performance in K-12. This is a critical business for our strategic priority to "Win Where the Shopper Shops".

As Reported operating profit increased 7.8% due to the favorable sales performance and ZBB savings. Currency-neutral comparable operating profit increased 7.5% after excluding the impact of restructuring charges.

North America Other
As Reported net sales declined 5.7% due to decreased volume and unfavorable pricing/mix as each of the businesses in this segment progressed through transitions. Currency-neutral comparable net sales declined 6.2% after excluding the impact of foreign currency.

The U.S. Frozen business saw a decline in sales in the quarter. Eggo® posted sales growth for the quarter, with particular success with Disney-licensed products, more than offset by the impact of distribution lost on Morningstar Farms® as we transitioned to new packaging over the past few quarters. Even as we made these significant changes, the business posted improvement in profit margins, driven by Project K and ZBB.

In Canada, net sales were down, as expected, resulting from volume declines, partially offset by improved pricing/mix. Beginning in the second quarter, we increased prices to help offset higher input costs due to significant transactional foreign exchange pressure.

Kashi posted lower sales in the quarter, as the business continues to go through the transition of its portfolio. Cereal saw flat share in measured channels and 5% growth in the natural channel. Our substantial innovation and renovation efforts are starting to take hold, and we haven't turned on broad-scale consumer communication yet. Wholesome Snacks sales continue to decline as consumption declined as distribution losses have continued prior to renovation and innovation initiatives planned for 2017.

As Reported operating profit declined 5.2% due to unfavorable sales performance partially offset by lower restructuring charges in addition to Project K and ZBB savings realized in the U.S. Frozen and Canada businesses. Currency-neutral comparable operating profit declined 12.8% after excluding the impact of restructuring charges and translational foreign currency.

Europe
As Reported net sales declined 5.4% due to unfavorable foreign currency and unfavorable pricing/mix which was partially offset by a slight increase in volume resulting from an acquisition. Currency-neutral comparable net sales declined 1.4% after excluding the impact of foreign currency and the acquisition.

Currency neutral comparable net sales were off slightly, almost solely due to our cereal business in the U.K. In the rest of Europe, we posted growth in virtually all of our sub-regions: France/Benelux grew high single-digits, Southern Europe and Mediterrannean/Middle East posted low single-digit growth, and Russia recorded a double-digit gain. We are holding or gaining share in over half of our Cereal markets, while sustaining strong Pringles® momentum.

As Reported operating profit increased 8.8% due to a reduction in restructuring charges as well as incremental Project K savings and brand-building efficiencies. This was partially offset by unfavorable foreign currency impact. Currency-neutral comparable operating profit improved 8.2% after excluding the impact of restructuring charges and foreign currency.

Latin America
As Reported net sales declined 2.2% due to unfavorable foreign currency and a decline in volume. This was partially offset by the favorable impact of pricing/mix, as a result of the inflationary environment in Venezuela. Excluding Venezuela, As Reported net sales declined 3.8% due to unfavorable foreign currency. Currency-neutral comparable net sales increased 12.0%, due to the impact of inflation in Venezuela. Excluding Venezuela, currency-neutral comparable net sales improved 1.8%.

We continue to manage well through a difficult business environment. The economic environment throughout the region, including Venezuela, is challenging. We are working through these challenges, and in the quarter we saw broad-based growth across the region in both cereal and snacks. Excluding Venezuela, cereal category share was flat compared to the prior year, with share gains posted in Brazil, Colombia and Puerto Rico.

As Reported operating profit increased 255.8% due to the year-over-year change in Venezuela remeasurement impact, inflation within Venezuela, the favorable impact of brand-building efficiencies, and our productivity efforts and price realization which are starting to flow through to profit margin. This was partially offset by unfavorable foreign currency impact. Currency-neutral comparable operating profit improved 68.8% after excluding the impact of the Venezuela remeasurement and foreign currency. Excluding Venezuela, currency-neutral comparable operating profit improved 30.8%.

Asia Pacific
As Reported net sales improved 5.4% due to favorable foreign currency and favorable pricing/mix partially offset by a slight decrease in volume. Currency-neutral comparable net sales increased 1.0%, after excluding the impact of foreign currency.

Our Australia business continued to stabilize, as cereal category share grew slightly versus the same quarter last year as a result of Nutri-Grain renovation, the launch of gluten free products, and improved store execution. Additionally, growth in emerging markets has reduced the region's dependence on Australia, as Sub-Saharan Africa posted double-digit net sales growth for the quarter.

Pringles® share in the region grew at a double-digit rate during the quarter, including strong performance in Japan, Korea, Thailand, Indonesia and South Africa. Share growth was driven by distribution expansion in emerging markets, and innovation, including the introduction of sweet flavors in Korea and the launch of Pringles® Tortilla across the region.

As Reported operating profit increased 59.2% due to improved sales performance, lower integration costs, and brand-building efficiencies. Currency-neutral comparable operating profit improved 6.4% after excluding the impact of integration costs and foreign currency.

Corporate
As Reported operating profit declined $10 million due to increased pension costs partially offset by favorable year-over-year mark-to-market adjustments related to commodity and foreign currency contracts. Currency-neutral comparable operating profit declined $5 million after excluding the impact of mark-to-market, restructuring charges, integration costs and foreign currency.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods of 2016 as compared to 2015:

Year-to-date period ended October 1, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$2,227	$2,431	$931	$1,222	$1,821	$593	$692	$—	$9,917
Project K and cost reduction activities	—	—	—	—	—	—	—	—	—
Integration costs and acquisitions/divestitures	—	—	—	2	25	—	—	—	27
Differences in shipping days	—	—	—	—	—	—	—	—	—
Comparable net sales	$2,227	$2,431	$931	$1,220	$1,796	$593	$692	$—	$9,890
Comparable net sales excluding Venezuela						$570			$9,867
Foreign currency impact	—	—	—	(14)	(80)	(889)	(10)	—	(993)
Currency-neutral comparable net sales	$2,227	$2,431	$931	$1,234	$1,876	$1,482	$702	$—	$10,883
Currency-neutral comparable net sales excluding Venezuela						$630			$10,031
Year-to-date period ended October 3, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$2,280	$2,484	$912	$1,298	$1,885	$825	$699	$—	$10,383
Project K and cost reduction activities	—	—	—	(2)	(2)	—	—	—	(4)
Integration costs and acquisitions/divestitures	—	—	—	—	—	—	10	—	10
Differences in shipping days	—	—	—	—	(3)	—	—	—	(3)
Comparable net sales	$2,280	$2,484	$912	$1,300	$1,890	$825	$689	$—	$10,380
Comparable net sales excluding Venezuela						$635			$10,190
% change - 2016 vs. 2015:
Reported growth	(2.3)%	(2.1)%	2.1%	(5.8)%	(3.4)%	(28.1)%	(1.1)%	—%	(4.5)%
Project K and cost reduction activities	—%	—%	—%	0.2%	0.1%	—%	—%	—%	—%
Integration costs and acquisitions/divestitures	—%	—%	—%	0.2%	1.3%	—%	(1.4)%	—%	0.2%
Differences in shipping days	—%	—%	—%	—%	0.2%	—%	—%	—%	—%
Comparable growth	(2.3)%	(2.1)%	2.1%	(6.2)%	(5.0)%	(28.1)%	0.3%	—%	(4.7)%
Comparable growth excluding Venezuela						(10.1)%			(3.2)%
Foreign currency impact	—%	—%	—%	(1.1)%	(4.2)%	(107.9)%	(1.5)%	—%	(9.5)%
Currency-neutral comparable growth	(2.3)%	(2.1)%	2.1%	(5.1)%	(0.8)%	79.8%	1.8%	—%	4.8%
Currency-neutral comparable growth excluding Venezuela						(0.5)%			(1.6)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended October 1, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$457	$230	$214	$135	$216	$70	$50	$(75)	$1,297
Mark-to-market	—	—	—	—	—	—	—	(35)	(35)
Project K and cost reduction activities	(13)	(62)	(4)	(20)	(34)	(6)	(6)	(19)	(164)
Other costs impacting comparability	—	—	—	—	—	—	—	—	—
Integration costs and acquisitions/divestitures	—	—	—	—	1	1	—	(2)	—
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(13)	—	—	(13)
Comparable operating profit	$470	$292	$218	$155	$249	$88	$56	$(19)	$1,509
Comparable operating profit excluding Venezuela						$80		$(19)	$1,501
Foreign currency impact	—	—	—	(2)	(17)	(246)	2	3	(260)
Currency-neutral comparable operating profit	$470	$292	$218	$157	$266	$334	$54	$(22)	$1,769
Currency-neutral comparable operating profit excluding Venezuela						$87		$(13)	$1,531
Year-to-date period ended October 3, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$368	$302	$200	$140	$191	$2	$36	$(109)	$1,130
Mark-to-market	—	—	—	—	—	—	—	(59)	(59)
Project K and cost reduction activities	(51)	(34)	(3)	(40)	(56)	(2)	(10)	(47)	(243)
Other costs impacting comparability	—	67	—	—	—	—	—	—	67
Integration costs and acquisitions/divestitures	—	—	—	—	(8)	(2)	(6)	(2)	(18)
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(115)	—	(1)	(116)
Comparable operating profit	$419	$269	$203	$180	$255	$121	$52	$—	$1,499
Comparable operating profit excluding Venezuela						$90		$5	$1,473
% change - 2016 vs. 2015:
Reported growth	24.3%	(23.7)%	6.9%	(4.1)%	13.6%	2,892.2%	40.0%	31.4%	14.8%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	11.3%	2.7%
Project K and cost reduction activities	12.1%	(10.6)%	(0.7)%	10.3%	12.2%	1,004.8%	18.4%	848.9%	7.6%
Other costs impacting comparability	—%	(21.5)%	—%	—%	—%	—%	—%	—%	(5.1)%
Integration costs and acquisitions/divestitures	—%	—%	—%	(0.1)%	3.8%	433.7%	12.8%	N/M	1.4%
Differences in shipping days	—%	—%	—%	—%	0.2%	—%	—%	—%	—%
Venezuela remeasurement	—%	—%	—%	—%	—%	1,480.3%	—%	N/M	7.5%
Comparable growth	12.2%	8.4%	7.6%	(14.3)%	(2.6)%	(26.6)%	8.8%	(2,069.2)%	0.7%
Comparable growth excluding Venezuela						(11.0)%		(434.7)%	1.9%
Foreign currency impact	—%	—%	—%	(1.3)%	(6.8)%	(205.4)%	4.3%	473.4%	(17.2)%
Currency-neutral comparable growth	12.2%	8.4%	7.6%	(13.0)%	4.2%	178.8%	4.5%	(2,542.6)%	17.9%
Currency-neutral comparable growth excluding Venezuela						(2.5)%		(337.9)%	3.9%
N/M = Not meaningful

U.S. Morning Foods
As Reported and Currency-neutral comparable net sales declined 2.3% as a result of unfavorable pricing/mix and a reduction in volume. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages.

The cereal category is down slightly as were several of our non-core brands resulting in overall net sales decline for our cereal business. However, our six core cereals in combination gained share.

Toaster pastries posted an increase in net sales and share gains, with good contribution from the new Orange Crush® and A&W® root beer flavors.

As Reported operating profit increased 24.3% due to Project K savings, brand-building efficiencies resulting from ZBB, net deflation of input costs and reduced restructuring charges. This was partially offset by the unfavorable sales performance. Currency-neutral comparable operating profit increased 12.2%, after eliminating the benefit of reduced restructuring charges.

U.S. Snacks
As Reported and Currency-neutral comparable net sales declined 2.1% as a result of decreased volume and unfavorable pricing/mix. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks.

The net sales decline was primarily due to the reorganization of our sales force and the continued decline of the bars business.

We reorganized the U.S. Snacks DSD sales force to create more clearly defined roles for selling, merchandising, and support. We did see some disruption in our sales and display activity as we transitioned employees to new roles, zones, and customer responsibilities. The impact was most visible in Cookies and Crackers during the first half of the year. The impact is behind us now and we’ve already started to see signs of improved effectiveness.

Crackers posted an increase in sales. Our big-three brands (Cheez-it®, Club®, and Townhouse®) in combination posted good consumption growth and share gains, led by accelerated base consumption. We have continued to invest in these brands, both in brand-building and innovations, and it continues to drive results.

The bars business posted a decline in net sales as Special K® bars continued to decline as the change in weight-management trends away from counting calories. We have plans in 2017 to reposition the brand with Snacks. Rice Krispies Treats® grew share during the year-to-date period.

The cookies business posted a sales decline. This category was the most affected by our DSD sales force reorganization and is impacted by a tail of smaller and regional brands. Advertising behind the Keebler® brand has returned after several years without advertising support. With these investments, we anticipate improved performance in future periods.

The savory snacks business posted a slight decline as a result of lower volume. During the fourth quarter, we expect a reduced impact from the elimination of certain non-core products.

As Reported operating profit declined 23.7% due to the prior-year benefit of the VIE deconsolidation, increased restructuring charges in the current year, and the unfavorable sales performance. This was partially offset by net deflation of input costs, Project K savings, and brand-building efficiencies resulting from ZBB. Currency-neutral comparable operating profit increased 8.4% after excluding the impact of the prior-year VIE deconsolidation and the impact of restructuring charges.

U.S. Specialty
As Reported and Currency-neutral comparable net sales improved 2.1% as a result of improved pricing/mix which was partially offset by reduced volume.

Sales growth was posted by each of our three core channels: Foodservice, Convenience, and Vending. In Foodservice, we sustained growth in the categories in which we have leading shares. In Convenience, we gained share in cereal, salty snacks and crackers. Share gains were driven by increased distribution, effective promotions, and strong innovation.

As Reported operating profit increased 6.9% due to the favorable sales performance and ZBB savings. Currency-neutral comparable operating profit increased 7.6% after excluding the minor impact of restructuring charges.

North America Other
As Reported net sales declined 5.8% due to decreased volume and the unfavorable impact of foreign currency which was partially offset by favorable pricing/mix. Currency-neutral comparable net sales declined 5.1% after excluding the impact of foreign currency.

The U.S. Frozen business saw a decline in sales. During the first half of the year we reshaped the portfolio for Eggo® and transitioned packaging for Morningstar Farms®. Despite the impact of these significant changes, the business posted improvement in profit margins, driven by Project K and ZBB.

In Canada, net sales were down as a result of volume declines and unfavorable foreign currency impact, partially offset by improved pricing/mix. Beginning in the second quarter, we increased prices to help offset higher input costs due to significant foreign exchange pressure. These pricing actions have resulted in lower volume. We continue to see share gains in our renovated and repositioned Special K®.

Kashi posted lower sales during the period, as the business continues to go through the transition of its portfolio. We have exited several non-core product lines, including frozen pizza, hot cereal, and trail mix. While these exits negatively impacted sales, they provide tighter focus and better economics going forward. We are investing heavily in our food. During the period, we completed an overhaul of our portfolio, making every product Non-GMO Project Verified. We also launched several new products. Finally, we have redesigned our packaging across our Kashi portfolio. Our substantial innovation and renovation efforts are starting to take hold, and we haven't turned on broad-scale consumer communication yet.

As Reported operating profit decreased 4.1% due to the sales decline, unfavorable foreign currency impact, and investments in food and packaging in the Kashi business. This was partially offset by a reduction in restructuring charges in addition to Project K and brand-building efficiencies resulting from ZBB realized in the U.S. Frozen and Canada businesses. Currency-neutral comparable operating profit declined 13.0% after excluding the impact of restructuring charges and foreign currency.

Europe
As Reported net sales declined 3.4% due to unfavorable foreign currency and pricing/mix offset by a slight increase in volume resulting from an acquisition. Currency-neutral comparable net sales declined 0.8% after excluding the impact of foreign currency and the acquisition.

The Pringles® business posted net sales growth due to sustained momentum in key markets and expansion of Pringles® Tortilla into new markets. The business also benefited from an effective soccer-themed promotion. The wholesome snacks business returned to growth in most of Europe, driven by the introduction of on-trend food and packaging on Special K® bars and new Kellogg-branded Fruit and Nut bars.

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
As Reported operating profit increased 13.6% due to a reduction in restructuring charges and integration costs, as well as incremental Project K savings and brand-building efficiencies. This was partially offset by unfavorable foreign currency impact and net inflation of input costs. Currency-neutral comparable operating profit improved 4.2% after excluding the impact of restructuring charges, integration costs and foreign currency.

Latin America
As Reported net sales declined 28.1% due to unfavorable foreign currency and a decline in volume. This was partially offset by the favorable impact of pricing/mix, primarily due to Venezuela. Excluding Venezuela, As Reported net sales declined 10.1% due to unfavorable foreign currency. Currency-neutral comparable net sales increased 79.8%, due to the impact of Venezuela. Excluding Venezuela, currency-neutral comparable net sales declined 0.5%.

The reduction in sales is primarily due to the impact of the recessionary environment in the region. However, we continue to see good results in Mexico, our largest business in the region, due to strong innovation and commercial activities. Innovations like Special K Protein cereal are helping to stabilize that key brand. We have realized price across the region, particularly as we are impacted by adverse transactional foreign currency.

As Reported operating profit increased 2,892.2% due to the year-over-year change in Venezuela remeasurement impact, the favorable impact of pricing actions in Venezuela, and the favorable impact of brand-building efficiencies. This was partially offset by unfavorable foreign currency impact. Currency-neutral comparable operating profit improved 178.8% after excluding the impact of the Venezuela remeasurement and foreign currency. Excluding Venezuela, currency-neutral comparable operating profit declined 2.5%.

Asia Pacific
As Reported net sales declined 1.1% due to unfavorable foreign currency, disposition of a small business, and unfavorable pricing/mix. This was partially offset by improved volume resulting in a strong increase in sales in Asia, Sub-Saharan Africa and Pringles®. Currency-neutral comparable net sales increased 1.8%, after excluding the impact of foreign currency and the disposition of a small business.

Our Australia business continued to stabilize, as we continue to execute a cereal recovery plan similar to what we’ve done for cereal in the U.S. and Canada. The business is focusing media behind our priority brands, executing big “tent-pole” promotions during key shopper weeks, and launching consumer-driven innovation and renovation. Our largest cereal brand in Australia, Nutri-Grain®, has recently returned to growth as a result of these efforts.

In Asia, modest growth was led by Southeast Asia and Korea. The Sub-Saharan Africa business continued to perform well. Pringles grew at a mid-single-digit rate on the strength of effective promotions as well as renovations like the re-stage of sweet flavors in Korea and the roll-out of Tortilla in Australia and South Africa.

As Reported operating profit increased 40.0% due to improved sales performance, Project K savings, reduced restructuring charges, reduced integration costs, and brand-building efficiencies. Currency-neutral comparable operating profit improved 4.5% after excluding the impact of restructuring charges, integration costs and foreign currency.

Corporate
As Reported operating profit improved $34 million due to favorable year-over-year impact of mark-to-market charges for certain commodity and foreign exchange contracts, and lower restructuring charges. This was partially offset by a current year mark-to-market charge related to the remeasurement of a U.S. pension plan. Currency-neutral comparable operating profit decreased $22 million after excluding the impact of mark-to-market, restructuring charges, and foreign currency.

Margin performance
Margin performance for the quarter and year-to-date periods of 2016 versus 2015 is as follows:

Quarter	2016	2015	Change vs. prior year (pts.)
Reported gross margin (a)	38.9%	37.0%	1.9
Mark-to-market (COGS)	(0.1)	(0.8)	0.7
Project K and cost reduction activities (COGS)	(0.4)	(1.7)	1.3
Other costs impacting comparability (COGS)	—	—	—
Integration costs and acquisitions/divestitures (COGS)	—	(0.2)	0.2
Venezuela remeasurement (COGS)	—	(0.3)	0.3
Comparable gross margin	39.4%	40.0%	(0.6)
Comparable gross margin excluding Venezuela	39.4%	40.0%	(0.6)
Foreign currency impact	—		—
Currency-neutral comparable gross margin	39.4%		(0.6)
Currency-neutral comparable gross margin excluding Venezuela	39.4%		(0.6)
Reported SGA%	(26.3)%	(27.0)%	0.7
Mark-to-market (SGA)	(0.8)	—	(0.8)
Project K and cost reduction activities (SGA)	(0.9)	(0.9)	—
Other costs impacting comparability (SGA)	—	—	—
Integration costs and acquisitions/divestitures (SGA)	—	—	—
Venezuela remeasurement (SGA)	—	(0.1)	0.1
Comparable SGA%	(24.6)%	(26.0)%	1.4
Comparable SGA% excluding Venezuela	(24.6)%	(26.0)%	1.4
Foreign currency impact	(0.3)		(0.3)
Currency-neutral comparable SGA%	(24.3)%		1.7
Currency-neutral comparable SGA% excluding Venezuela	(24.5)%		1.5
Reported operating margin	12.6%	10.0%	2.6
Mark-to-market	(0.9)	(0.8)	(0.1)
Project K and cost reduction activities	(1.3)	(2.6)	1.3
Other costs impacting comparability	—	—	—
Integration costs and acquisitions/divestitures	—	(0.2)	0.2
Venezuela remeasurement	—	(0.4)	0.4
Comparable operating margin	14.8%	14.0%	0.8
Comparable operating margin excluding Venezuela	14.8%	14.0%	0.8
Foreign currency impact	(0.3)		(0.3)
Currency-neutral comparable operating margin	15.1%		1.1
Currency-neutral comparable operating margin excluding Venezuela	14.9%		0.9

Reported gross margin for the quarter was favorable 190 basis points due to Project K and ZBB savings initiatives, as well as the year-over-year benefit of mark-to-market, restructuring, integration costs, and Venezuela remeasurement. This was partially offset by the impact of investments we are making in our food and packaging at Kashi, unfavorable transactional foreign currency impact, adverse mix in Snacks resulting from softness in our Wholesome Snacks business, and a deflationary retailer environment in Europe. Currency-neutral comparable gross margin was down 60 basis points after eliminating the impact of mark-to-market, restructuring, integration costs, Venezuela remeasurement, and foreign currency.

Reported SGA% for the quarter was favorable 70 basis points due to overhead savings realized from Project K and ZBB, the impact to brand-building investment from ZBB efficiencies, and Venezuela remeasurement. This was partially offset by mark-to-market charges related to the remeasurement of a U.S. pension plan. Currency-neutral comparable SGA% was favorable 170 basis points after excluding the impact of mark-to-market, Venezuela remeasurement, and foreign currency.

Reported operating margin for the quarter was favorable 260 basis points due to the favorable impact to brand-building investment from ZBB efficiencies, and savings realized from Project K and ZBB, restructuring costs, integration costs, and Venezuela remeasurement. This was partially offset by the impact of investments in our food and packaging, mark-to-market charges related to the remeasurement of a U.S. pension plan, and unfavorable transactional foreign currency impact. Currency-neutral comparable operating margin was favorable 110 basis points after excluding the year-over-year impact of restructuring, integration costs, Venezuela remeasurement, and foreign currency.

Year-to-date	2016	2015	Change vs. prior year (pts.)
Reported gross margin (a)	38.1%	35.8%	2.3
Mark-to-market (COGS)	(0.1)	(0.6)	0.5
Project K and cost reduction activities (COGS)	(0.7)	(1.5)	0.8
Other costs impacting comparability (COGS)	—	—	—
Integration costs and acquisitions/divestitures (COGS)	—	(0.2)	0.2
Differences in shipping days (COGS)	—	—	—
Venezuela remeasurement (COGS)	(0.1)	(1.0)	0.9
Comparable gross margin	39.0%	39.1%	(0.1)
Comparable gross margin excluding Venezuela	39.0%	39.4%	(0.4)
Foreign currency impact	0.3		0.3
Currency-neutral comparable gross margin	38.7%		(0.4)
Currency-neutral comparable gross margin excluding Venezuela	39.0%		(0.4)
Reported SGA%	(25.0)%	(24.9)%	(0.1)
Mark-to-market (SGA)	(0.2)	—	(0.2)
Project K and cost reduction activities (SGA)	(1.0)	(0.8)	(0.2)
Other costs impacting comparability (SGA)	—	0.6	(0.6)
Integration costs and acquisitions/divestitures (SGA)	—	—	—
Differences in shipping days (SGA)	—	—	—
Venezuela remeasurement (SGA)	(0.1)	(0.1)	—
Comparable SGA%	(23.7)%	(24.6)%	0.9
Comparable SGA% excluding Venezuela	(23.8)%	(24.9)%	1.1
Foreign currency impact	(1.3)		(1.3)
Currency-neutral comparable SGA%	(22.4)%		2.2
Currency-neutral comparable SGA% excluding Venezuela	(23.7)%		1.2
Reported operating margin	13.1%	10.9%	2.2
Mark-to-market	(0.3)	(0.6)	0.3
Project K and cost reduction activities	(1.7)	(2.3)	0.6
Other costs impacting comparability	—	0.6	(0.6)
Integration costs and acquisitions/divestitures	—	(0.2)	0.2
Differences in shipping days	—	—	—
Venezuela remeasurement	(0.2)	(1.1)	0.9
Comparable operating margin	15.3%	14.5%	0.8
Comparable operating margin excluding Venezuela	15.2%	14.5%	0.7
Foreign currency impact	(1.0)		(1.0)
Currency-neutral comparable operating margin	16.3%		1.8
Currency-neutral comparable operating margin excluding Venezuela	15.3%		0.8
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

Reported gross margin for the year-to-date period was favorable 230 basis points due to savings realized from Project K and ZBB, Venezuela remeasurement, restructuring costs, mark-to-market and integration costs. This was partially offset by the impact of investments we are making in our food and packaging, unfavorable transactional foreign currency impact, and unfavorable mix. Currency-neutral comparable gross margin declined 40 basis points, after excluding the impact of market-to-market, restructuring, integration costs, Venezuela remeasurement, and foreign currency.

Reported SGA% for the year-to-date period was unfavorable 10 basis points primarily due to mark-to-market charges related to the remeasurement of a U.S. pension plan and the unfavorable year-over-year impact of a VIE deconsolidation, continued reinvestment of Project K savings into sales capabilities including adding sales representatives and re-establishing the Kashi business, and foreign currency. This was partially offset by the favorable year-over-year impact to brand-building investment from ZBB efficiencies, and overhead savings realized from Project K and ZBB. Currency-neutral comparable SGA% was favorable 220 basis points, after excluding the impact of mark-to-market, VIE deconsolidation, and foreign currency.

Reported operating margin for the year-to-date period was favorable 220 basis points due to the favorable year-over-year impact to brand-building investment from ZBB efficiencies and overhead savings realized from Project K and ZBB, Venezuela remeasurement, mark-to-market, restructuring costs, and integration costs. This was partially offset by the impact of investments we are making in our food and packaging, unfavorable transactional foreign currency impact, the continued reinvestment of Project K savings into sales capabilities including adding sales representatives and re-establishing the Kashi business, the unfavorable year-over-year impact of foreign currency, and VIE deconsolidation. Currency-neutral comparable operating margin was favorable 180 basis points, after excluding the year-over-year impact of restructuring, integration costs, Venezuela remeasurement, VIE deconsolidation, and foreign currency.

Our currency-neutral comparable gross profit, currency-neutral comparable SGA, and currency-neutral comparable operating profit measures are reconciled to the directly comparable GAAP measures as follows:

	Quarter ended		Year-to-date period ended
(dollars in millions)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Reported gross profit (a)	$1,264	$1,233	$3,779	$3,719
Mark-to-market (COGS)	(3)	(26)	(12)	(60)
Project K and cost reduction activities (COGS)	(12)	(59)	(66)	(158)
Other costs impacting comparability (COGS)	—	—	—	—
Integration costs and acquisitions/divestitures (COGS)	3	(2)	8	(8)
Venezuela remeasurement (COGS)	—	(10)	(12)	(110)
Comparable gross profit	$1,276	$1,330	$3,861	$4,055
Comparable gross profit excluding Venezuela	$1,275	$1,329	$3,852	$4,006
Foreign currency impact	(24)		(346)
Currency-neutral comparable gross profit	$1,300		$4,207
Currency-neutral comparable gross profit excluding Venezuela	$1,288		$3,915
Reported SGA	$854	$899	$2,482	$2,589
Mark-to-market (SGA)	28	1	23	(1)
Project K and cost reduction activities (SGA)	28	26	98	85
Other costs impacting comparability (SGA)	—	—	—	(67)
Integration costs and acquisitions/divestitures (SGA)	4	5	8	10
Venezuela remeasurement (SGA)	—	3	1	6
Comparable SGA	$794	$864	$2,352	$2,556
Comparable SGA excluding Venezuela	$796	$864	$2,351	$2,533
Foreign currency impact	(7)		(86)
Currency-neutral comparable SGA	$801		$2,438
Currency-neutral comparable SGA excluding Venezuela	$799		$2,384
Reported operating profit	$410	$334	$1,297	$1,130
Mark-to-market	(31)	(27)	(35)	(59)
Project K and cost reduction activities	(40)	(85)	(164)	(243)
Other costs impacting comparability	—	—	—	67
Integration costs and acquisitions/divestitures	(1)	(7)	—	(18)
Venezuela remeasurement	—	(13)	(13)	(116)
Comparable operating profit	$482	$466	$1,509	$1,499
Comparable operating profit excluding Venezuela	$479	$465	$1,501	$1,473
Foreign currency impact	(17)		(260)
Currency-neutral comparable operating profit	$499		$1,769
Currency-neutral comparable operating profit excluding Venezuela	$489		$1,531
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

In support of the ZBB initiative, we incurred pre-tax charges of approximately $4 million and $21 million in the quarter and year-to-date period ended October 1, 2016, respectively. We anticipate that ZBB will result in total cumulative pre-tax charges up to approximately $50 million through 2016 which will consist primarily of the design and implementation of business capabilities.

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

Interest expense
For the year-to-date periods ended October 1, 2016 and October 3, 2015, interest expense was $343 million and $168 million, respectively. Current year interest expense includes $153 million charge to redeem $475 million of 7.45% U.S. Dollar Debentures due 2031. The charge consisted primarily of a premium on the tender offer and also including accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees. Additionally, increased weighting of fixed rate debt versus the prior year as well as higher average debt levels resulted in higher interest expense.
For the full year 2016, we expect gross interest expense to be approximately $400 million, including $153 million related to the first quarter tender offer. Full year interest expense for 2015 was $231 million.
Income taxes
Our reported effective tax rate for the quarters ended October 1, 2016 and October 3, 2015 was 18% and 24%, respectively. The reported effective tax rate for the year-to-date periods ended October 1, 2016 and October 3, 2015 was 22% and 26%, respectively.

For the quarter ended October 1, 2016, the effective tax rate benefited from excess tax benefits from share-based compensation totaling $16 million. Additionally, the effective tax rate for the quarter benefited from the completion of certain tax examinations partially offset by the establishment of a valuation allowance for certain deferred tax assets.

The effective tax rate for the year-to-date period ended October 1, 2016, benefited from excess tax benefits from share-based compensation totaling $34 million, the completion of certain tax examinations partially offset by the establishment of a valuation allowance for certain deferred tax assets.
The effective tax rate for the year-to-date period ended October 3, 2015, benefited from a reduction in tax related to current year remitted and unremitted earnings and the completion of certain tax examinations.
The comparable effective tax rate for the year-to-date periods ended October 1, 2016 and October 3, 2015 was 24% and 26%, respectively. Refer to Note 10 within Notes to Consolidated Financial Statements for further information.
For the full year 2016, we currently expect the comparable effective tax rate to be approximately 25%. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory rates. Additionally, the rate could be impacted by tax legislation and if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

The following table provides a reconciliation of as reported to currency-neutral comparable income taxes and effective tax rate for the quarter and year-to-date periods ended October 1, 2016 and October 3, 2015.

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Reported income taxes	$62	$66	$215	$227
Mark-to-market	(13)	(10)	(11)	(18)
Project K and cost reduction activities	(11)	(22)	(43)	(69)
Other costs impacting comparability	—	—	(54)	(2)
Integration costs	—	(4)	(1)	(6)
Venezuela remeasurement	—	—	—	(20)
Comparable income taxes	$86	$102	$324	$342
Reported effective income tax rate	17.5%	24.2%	22.3%	25.7%
Mark-to-market	(1.8)%	(1.1)%	(0.3)%	(0.3)%
Project K and cost reduction activities	(0.8)%	(0.2)%	(0.5)%	(0.5)%
Other costs impacting comparability	—%	—%	(1.4)%	(1.2)%
Integration costs	—%	(0.5)%	(0.1)%	(0.1)%
Venezuela remeasurement	—%	0.8%	0.2%	2.0%
Comparable effective income tax rate	20.1%	25.2%	24.4%	25.8%

2016 full year guidance
Reported effective income tax rate		*
Mark-to-market		*
Project K and cost reduction activities		—%
Other costs impacting comparability		(1)%
Integration costs		*
Venezuela remeasurement		*
Comparable effective income tax rate	Approx.	25%
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

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  In addition, we have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments.  These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.7 billion as of October 1, 2016 and October 3, 2015.

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

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	October 1, 2016	October 3, 2015
Net cash provided by (used in):
Operating activities	$1,021	$969
Investing activities	(381)	(963)
Financing activities	(521)	(110)
Effect of exchange rates on cash and cash equivalents	(24)	(40)
Net increase (decrease) in cash and cash equivalents	$95	$(144)
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the year-to-date ended October 1, 2016, totaled $1.0 billion, an increase of $52 million over the same period in 2015. The increase compared to the prior year is primarily due to lower after-tax Project K payments, lower tax payments, and changes in other working capital mitigated somewhat by $97 million of after-tax cash costs related to the $475 million redemption of our 7.45% U.S. Dollar Debentures due 2031 in the first quarter of 2016.
After-tax Project K cash payments were $112 million and $164 million for the year-to-date periods ended October 1, 2016 and October 3, 2015, respectively. Core working capital includes the positive impact of a supplier financing initiative of approximately $183 million and $161 million for the quarters ended October 1, 2016 and October 3, 2015, respectively.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 3 days and 19 days for the 12 month periods ended October 1, 2016 and October 3, 2015, respectively. Compared with the 12 month period ended October 3, 2015, the 2016 cash conversion cycle was positively impacted by an increase in the days of trade payables outstanding attributable to a supplier financing initiative.
Our pension and other postretirement benefit plan contributions amounted to $29 million and $21 million for the year-to-date periods ended October 1, 2016 and October 3, 2015, respectively. For the full year 2016, we currently expect that our contributions to pension and other postretirement plans will total approximately $43 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.

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

	Year-to-date period ended
(millions)	October 1, 2016	October 3, 2015	Approximate 2016 full year guidance
Net cash provided by operating activities	$1,021	$969	$1,600
Additions to properties	(376)	(389)	(500)
Cash flow	$645	$580	$1,100
Investing activities
Our net cash used in investing activities totaled $381 million for the year-to-date period ended October 1, 2016 compared to $963 million in the same period of 2015. The decrease was primarily due to acquisitions in the year-to-date period ended October 3, 2015. In the first quarter of 2015, we acquired Bisco Misr for $117 million. In the third quarter of 2015, we acquired a 50% interest in Multipro for $445 million.
Financing activities
Our net cash used in financing activities for the year-to-date period ended October 1, 2016 totaled $521 million compared to $110 million in the same period of 2015.
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
In February 2014, the board of directors approved a share repurchase program authorizing us to repurchase up to $1.5 billion in shares through December 2015. In December 2015, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares beginning in 2016 through December 2017. Total purchases for the year-to-date period ended October 1, 2016, were 6 million shares for $426 million. Total purchases for the year-to-date period ended October 3, 2015, were 6 million shares for $381 million.

The Company expects lower share repurchases for the remainder of 2016 to fund, in part, the anticipated acquisition of Ritmo Investimentos, the controlling shareholder of Parati, a manufacturer of biscuit, powdered beverage and pasta brands in Brazil.

We paid cash dividends of $533 million in the year-to-date period ended October 1, 2016, compared to $523 million during the same period in 2015. The increase in dividends paid reflects our third quarter 2015 increase in the quarterly dividend to $.50 per common share from the previous $.49 per common share. In October 2016, the board of directors declared a dividend of $.52 per common share, payable on December 15, 2016 to shareholders of record at the close of business on December 1, 2016.  The dividend is broadly in line with our current plan to maintain our long-term dividend pay-out of approximately 50% of comparable net income.

In February 2014, we entered into an unsecured five year credit agreement expiring in 2019, which allows us to borrow, on a revolving credit basis, up to $2.0 billion.
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

During the first half of 2016, we executed a discrete customer program to extend customer payment terms.  In order to mitigate the net working capital impact of the extended terms, we entered into an agreement to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from our

Consolidated Balance Sheet.  The agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $550 million, but may be increased as additional financial institutions are added to the agreement.  We currently estimate that the amount of these receivables held at any time by the financial institution(s) will be approximately $550 to $650 million.  During the year-to-date period ended October 1, 2016, approximately $1.0 billion million of accounts receivable have been sold via this arrangement. Accounts receivable sold of $546 million remained outstanding under this arrangement as of October 1, 2016.

In addition to the discrete customer program above, in the quarter-ended October 1, 2016 we established an accounts receivable securitization program for certain customers which allows for extended customer payment terms.  In order to mitigate the net working capital impact of the extended terms, we entered into an agreement with a financial institution to sell these receivables resulting in the receivables being de-recognized from our consolidated balance sheet.  The maximum funding from receivables that may be sold at any time is currently $400 million, but may be increased as additional financial institutions are added to the agreement. We currently estimate that the amount of these receivables held at any time by the financial institution(s) will be up to approximately $1 billion.  During the year-to-date period ended October 1, 2016, $341 million of accounts receivable have been sold through this program. As of October 1, 2016, approximately $260 million of accounts receivable sold under the securitization program remained outstanding, for which we received cash of approximately $222 million and a deferred purchase price asset of approximately $38 million.
Refer to Note 2 within Notes to Consolidated Financial Statements for further information related to the sale of accounts receivable.

Accounting standards to be adopted in future periods
In October 2016, the Financial Accounting Standards Board (FASB), as part of their simplification initiative, issued an ASU to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Current Generally Accepted Accounting Principles (GAAP) prohibit recognition of current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments in the ASU eliminate the exception, such that entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. That is, early adoption should be the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the period of adoption.  We are currently assessing the impact and timing of adoption of the ASU.
In August 2016, the FASB issued an ASU to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows.  The ASU is  effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.   The amendments in this ASU should be applied retrospectively.  We are currently assessing the impact and timing of adoption of the ASU.
In February 2016, the FASB issued an ASU which will require the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The distinction between finance leases and operating leases will remain, with similar classification criteria as current Generally Accepted Accounting Principles (GAAP) to distinguish between capital and operating leases. The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. Lessor accounting remains substantially similar to current GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact that implementing this ASU will have on our financial statements and disclosures, as well as timing of implementation.

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
Refer to disclosures contained within Item 7A of our 2015 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of October 1, 2016.
During 2016, we entered into forward starting interest swaps with notional amounts totaling $1.6 billion and €600 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate U.S, Dollar and Euro debt, respectively, to be used for general corporate purposes. These swaps were designated as cash flow hedges. Approximately $1.4 billion of the U.S. Dollar forward starting interest rate swaps were settled during the quarter ended April 2, 2016, upon the issuance of fixed rate U.S. Dollar debt. A resulting aggregate loss of $59 million was recorded in accumulated other comprehensive income (loss) and will be amortized as interest expense over the life of the related fixed rate debt. The Euro forward starting interest rate swaps were settled during the quarter ended July 2, 2016 upon issuance of fixed rate Euro debt. A resulting aggregate loss of $10 million was recorded in accumulated other comprehensive income (loss) and will be amortized as interest expense over the life of the related fixed rate debt. Refer to Note 7 within Notes to Consolidated Financial Statements for further information related to the fixed rate debt issuance.
The total notional amount of forward starting interest rate swaps outstanding at October 1, 2016 was $200 million, with a related asset with a fair value of $1 million. We had no forward starting interest rate swaps outstanding at January 2, 2016.
During 2016 we entered into interest rate swaps with notional amounts totaling approximately $2.5 billion and €600 million that are designated as fair value hedges of certain U.S. Dollar and Euro debt, respectively. Approximately $958 million of the U.S. Dollar interest rate swaps were settled during the quarter ended July 2, 2016 for an aggregate gain of $12 million that will be amortized as interest expense over the life of the related fixed rate debt. The Euro interest rate swaps were settled during the quarter ended October 1, 2016 for an aggregate gain of $13 million that will be amortized as interest expense over the life of the related fixed rate debt. Refer to Note 7 within Notes to Consolidated Financial Statements.

The total notional amount of interest rate swaps outstanding at October 1, 2016 was approximately $1.6 billion, with a related net asset with a fair value of $2 million. We had no interest rate swaps outstanding at January 2, 2016. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased annual interest expense by approximately $14 million at October 1, 2016. As there were no interest rate swaps or variable rate debt outstanding at January 2, 2016 changes in interest rates would have no impact to annual interest expense.
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
Following the change to the SIMADI rate as of July 4, 2015, certain non-monetary assets related to our Venezuelan subsidiary continued to be remeasured at historical exchange rates. As these assets were utilized by our Venezuelan subsidiary during the second half of 2015 and first quarter of 2016 they were recognized in the income statement at historical exchange rates resulting in an unfavorable impact. During 2015, we recognized expense related to the utilization of a portion of these non-monetary assets, resulting in an unfavorable impact of approximately $17 million. We experienced an additional unfavorable impact of approximately $4 million in the year-to-date ended October 1, 2016 related to the utilization of these remaining non-monetary assets.
Additionally, with the introduction of the new DICOM floating rate we experienced an unfavorable impact, primarily in COGS, of approximately $7 million in the year-to-date period ended October 1, 2016 related to the utilization of non-monetary assets that were originally acquired after our conversion to the SIMADI rate at July 4, 2015.  These non-monetary assets were recognized in the income statement at historical exchange rates during the quarter.
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
As of October 1, 2016, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #7:
7/03/2016 - 7/30/2016	—	$—	—	$1,114
Month #8:
7/31/2016 - 8/27/2016	—	$—	—	$1,114
Month #9:
8/28/2016 - 10/01/2016	0.5	$78.41	0.5	$1,074
Total	0.5	$78.41	0.5
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

Date: November 7, 2016

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