Form 10-K
period 2016-12-31
KELLOGG CO
filed 2017-02-21
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      To
Commission file number 1-4171
Kellogg Company
(Exact name of registrant as specified in its charter)

Delaware	38-0710690
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

 One Kellogg Square
Battle Creek, Michigan 49016-3599
(Address of Principal Executive Offices)
Registrant’s telephone number: (269) 961-2000

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.25 par value per share	New York Stock Exchange
1.750% Senior Notes due 2021	New York Stock Exchange
1.000% Senior Notes due 2024	New York Stock Exchange
1.250% Senior Notes due 2025	New York Stock Exchange

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on July 2, 2016 was approximately $22.7 billion based on the closing price of $81.60 for one share of common stock, as reported for the New York Stock Exchange on that date.
As of January 28, 2017, 351,139,083 shares of the common stock of the registrant were issued and outstanding.
Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 28, 2017 are incorporated by reference into Part III of this Report.

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
Financial Information About Segments. Information on segments is located in Note 18 within Notes to the Consolidated Financial Statements.
Principal Products. Our principal products are ready-to-eat cereals and convenience foods, such as cookies, crackers, savory snacks, toaster pastries, cereal bars, fruit-flavored snacks, frozen waffles and veggie foods. These products were, as of February 21, 2017, manufactured by us in 21 countries and marketed in more than 180 countries. Our cereal products are generally marketed under the Kellogg’s name and are sold to the grocery trade through direct sales forces for resale to consumers. We use broker and distributor arrangements for certain products. We also generally use these, or similar arrangements, in less-developed market areas or in those market areas outside of our focus.
We also market cookies, crackers, crisps, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Pringles, Murray, Austin and Famous Amos, to supermarkets in the United States through a variety of distribution methods.
Additional information pertaining to the relative sales of our products for the years 2014 through 2016 is located in Note 18 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.
Raw Materials. Agricultural commodities, including corn, wheat, potato flakes, vegetable oils, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and plastic are the principal packaging materials used by us. We continually monitor world supplies and prices of such commodities (which include such packaging materials), as well as government trade policies. The cost of such commodities may fluctuate widely due to government policy and regulation, weather conditions, climate change or other unforeseen circumstances. Continuous efforts are made to maintain and improve the quality and supply of such commodities for purposes of our short-term and long-term requirements.
The principal ingredients in the products produced by us in the United States include corn grits, wheat and wheat derivatives, potato flakes, oats, rice, cocoa and chocolate, soybeans and soybean derivatives, various fruits, sweeteners, vegetable oils, dairy products, eggs, and other ingredients, which are obtained from various sources. While most of these ingredients are purchased from sources in the United States, some materials are imported due to regional availability and specification requirements.
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
Natural gas and propane are the primary sources of energy used to power processing ovens at major domestic and international facilities, although certain locations may use electricity, oil, propane or solar cells on a back-up or alternative basis. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products.
Trademarks and Technology. Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to cereals and convenience foods manufactured and marketed by us, and we also grant licenses to third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals, convenience foods and our other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Bran Buds, Choco Zucaritas, Cocoa Krispies, Kellogg’s Corn Flakes, Corn Pops, Cracklin’ Oat Bran, Crispix, Eggo, , Froot Loops, Kellogg’s Frosted Flakes, Krave, Frosted Krispies, Frosted Mini-Wheats, Kellogg’s Low Fat Granola, Mueslix, Pops, Kellogg's Raisin Bran, Raisin Bran Crunch, Rice Krispies, Rice Krispies Treats, Smacks/Honey Smacks, Smart Start, Special K, Special K Nourish, Special K Red Berries and Zucaritas in the United States and elsewhere; Sucrilhos, Krunchy Granola, Kellogg's Extra, Kellness, Musli, and Choco Krispis for cereals in Latin America; Vector in Canada; Coco Pops, Choco Krispies, Frosties, Fruit ‘N Fibre, Kellogg’s Crunchy Nut, Krave, Honey Loops, Kellogg’s Extra, Country Store, Ricicles, Smacks, Start, Pops, Honey Bsss, Croco Copters and Tresor for cereals in Europe; and Froot Ring, Guardian, Sultana Bran, Frosties, Rice Bubbles, Nutri-Grain, and Sustain for cereals in Asia and Australia. Additional trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak and Variety.
Other brand names include Kellogg’s Corn Flake Crumbs; All-Bran, Choco Krispis, Special K, Squares, Zucaritas and Sucrilhos for cereal bars, Pop-Tarts for toaster pastries; Eggo and Nutri-Grain for frozen waffles and pancakes; Eggo, Special K and MorningStar Farms for breakfast sandwiches; Rice Krispies Treats for convenience foods; Special K protein shakes; Nutri-Grain cereal bars for convenience foods in the United States and elsewhere; K-Time, Rice Bubbles, Be Natural, Sunibrite and LCMs for convenience foods in Asia and Australia; Choco Krispies, Tresor and Rice Krispies Squares for convenience foods in Europe; Kashi for certain cereals, convenience foods, frozen foods, powders and pilaf; GoLean for cereals and nutrition bars; Special K and Vector for meal bars; Bear Naked for granola cereal, bars and trail mix, Pringles for potato crisps, corn crisps and potato sticks, and Morningstar Farms and Gardenburger for certain meat alternatives.
We also market convenience foods under trademarks and tradenames which include Keebler, Austin, Cheez-It, Chips Deluxe, Club, E. L. Fudge, Famous Amos, Fudge Shoppe, Gripz, Krispy, Minueto, Mother’s, Murray, Murray Sugar Free, Parati, Ready Crust, Sandies, Special K, Soft Batch, Simply Made, Stretch Island, Sunshine, Toasteds, Town House, Trink, Vienna Creams, Vienna Fingers, Zesta, and Zoo Cartoon. One of our subsidiaries is also the exclusive licensee of the Carr’s cracker line in the United States.
Our trademarks also include logos and depictions of certain animated characters in conjunction with our products, including Snap! Crackle! Pop! for Cocoa Krispies and Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Ernie Keebler for cookies, convenience foods and other products; the Hollow Tree logo for certain convenience foods; Toucan Sam for Froot Loops cereal; Dig ‘Em for Smacks/Honey Smacks cereal; Sunny for Kellogg’s Raisin Bran and Raisin Bran Crunch cereals, Coco the Monkey for Coco Pops cereal; Cornelius (aka Cornelio) for Kellogg’s Corn Flakes; Melvin the Elephant for certain cereal and convenience foods; Chocovore and Sammy the Seal (aka Smaxey the Seal) for certain cereal products and Mr. P or Julius Pringles for Pringles potato crisps, corn crisps and potato sticks.
The slogans The Original & Best, They’re Gr-r-reat!, Show Your Stripes and Follow Your Nose, are used in connection with our ready-to-eat cereals, along with L’ Eggo my Eggo, used in connection with our frozen waffles, pancakes, French toast sticks and breakfast sandwiches, Uncommonly Good and It Takes Heart To Make a Good Cookie used in connection with convenience food products, Just What the World Ordered used in connection with meat alternatives and You Don't Just Eat 'em used in connection with potato crisps are also important Kellogg trademarks.
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

Working Capital. A description of our working capital is included in the Liquidity section of MD&A within Item 7 of this report.
Customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2016, comprised principally of sales within the United States. At December 31, 2016, approximately 12% of our consolidated receivables balance and 18% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2016. During 2016, our top five customers, collectively, including Wal-Mart, accounted for approximately 34% of our consolidated net sales and approximately 47% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.
Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 31, 2016 and January 2, 2016 was not material to us.
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
Research and Development. Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately (in millions): 2016-$182; 2015-$193; 2014-$199.
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
Employees. At December 31, 2016, we had approximately 37,369 employees.
Financial Information About Geographic Areas. Information on geographic areas is located in Note 18 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Executive Officers. The names, ages, and positions of our executive officers (as of February 21, 2017) are listed below, together with their business experience. Executive officers are elected annually by the Board of Directors.

Amit Banati	48
Senior Vice President, Kellogg Company
President, Asia Pacific
Mr. Banati assumed his current position in March 2012. Prior to joining Kellogg Company, he served in a variety of board and leadership roles at Kraft Foods, Cadbury Schweppes and Procter & Gamble. Mr. Banati has worked extensively across the Asia Pacific region, particularly in Australia, India, China, Japan, Korea, Southeast Asia and Singapore. At Kraft Foods, he was President, North Asia and Asia Pacific strategy, leading the company’s operations in Japan, Korea, Taiwan, Hong Kong and Singapore. Prior to that, Mr. Banati served as President, Pacific, for Cadbury Schweppes, leading its Australia, New Zealand, Japan and Singapore operations. He was also Chairman of Cadbury Schweppes Australia Limited.

John A. Bryant	51
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

Ronald L. Dissinger	58
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

Alistair D. Hirst	57
Senior Vice President, Global Supply Chain
Mr. Hirst assumed his current position in April 2012. He joined the company in 1984 as a Food Technologist at the Springs, South Africa, plant. While at the facility, he was promoted to Quality Assurance Manager and Production Manager. From 1993 to 2001, Mr. Hirst held numerous positions in South Africa and Australia, including Production Manager, Plant Manager, and Director, Supply Chain. In 2001, Mr. Hirst was promoted to Director, Procurement at the Manchester, England, facility and was later named European Logistics Director. In 2005, he transferred to the U.S. when promoted to Vice President, Global Procurement. In 2008, he was promoted to Senior Vice President, Snacks Supply Chain and to Senior Vice President, North America Supply Chain, in October 2011.

Christopher M. Hood	54
Senior Vice President, Kellogg Company
President, Kellogg Europe
Mr. Hood assumed his current position in October 2013. He joined The Procter and Gamble Company in 1993, and had a distinguished 19-year career in Marketing and General Management, based in Cincinnati, Ohio. Mr. Hood joined Kellogg Company in 2012 as the Vice President of European Snacks. He has held a number of Board roles across the Food and Beverage Industry. Mr. Hood is currently serving on the Board of Food Drink Europe and the European Brands Association.

Melissa A. Howell	50
Senior Vice President, Global Human Services
Ms. Howell assumed her current position in June 2016. Prior to joining Kellogg, she was Chief Human Resource Officer for Rockford, Michigan-based Wolverine since 2014. Prior to Wolverine, Ms. Howell spent 24 years with General Motors where she led a team of 2,800 Human Resource professionals worldwide, supporting a global business at one of the top automotive companies in the world, and also among the largest public corporations. Ms. Howell joined General Motors as a Labor Relations Representative at its Ypsilanti, Michigan, assembly plant in 1990. Over the following years, she served in a series of key human resource leadership roles in Europe, Asia and U.S. leading teams on six continents across an array of functional areas. Ms. Howell was promoted to Executive Director of North American Human Resources in 2011 and subsequently promoted to Senior Vice President of Global Human Resources.

Fareed Khan	51
Senior Vice President and Chief Financial Officer (effective February 22, 2017)
Mr. Khan joined Kellogg in February 2017 and will become Kellogg Company's Chief Financial Officer on February 22, 2017. Before joining the Company, Mr. Khan served as Chief Financial Officer of US Foods Holding Corp. since 2013. Prior to that, Mr. Khan had been Senior Vice President and Chief Financial Officer of United Stationers Inc. since July 2011. Prior to United Stationers Inc., he spent twelve years with USG Corporation, where he most recently served as Executive Vice President, Finance and Strategy. Before joining USG Corporation in 1999, Mr. Khan was a consultant with McKinsey & Company, where he served global clients on a variety of projects.

Maria Fernanda Mejia	53
Senior Vice President, Kellogg Company
President, Kellogg Latin America
Ms. Mejia assumed her current position in November 2011. She previously held a variety of global marketing and management roles at the Colgate-Palmolive Company, including Corporate Vice President and General Manager, Global Personal Care and Corporate Fragrance Development, Corporate Vice President of Marketing and Innovation for Europe/South Pacific, and President and CEO of Colgate-Palmolive Spain. She joined Colgate in 1989.

Donald O. Mondano	45
Vice President and Corporate Controller
Mr. Mondano assumed his current position in March 2016. Prior to joining Kellogg Company, Mr. Mondano was Vice President, Finance and Corporate Controller at The Manitowoc Company, a Wisconsin-based manufacturer specializing in products for global foodservice and construction industries, since 2012. In this role, he was not only responsible for the enterprise reporting and accounting function, but he was also responsible for overseeing enterprise FP&A, management reporting and the overall finance function of one of the two business segments, the Cranes business unit. Mr. Mondano previously held positions in Phillip Semiconductors and The Bank of the Philippine Islands, as a cost accountant and commercial lender, respectively.

Paul T. Norman	52
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

Gary H. Pilnick	52
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

Clive M. Sirkin	53
Senior Vice President, Kellogg Company
Chief Growth Officer
Mr. Sirkin assumed his current position in December 2015. Prior to joining Kellogg Company, he served as Kimberly-Clark’s CMO since 2012. Prior to joining Kimberly-Clark, Mr. Sirkin served as Principal, Plunger Group, a consulting firm focused on working with CMOs to transform brand building from an analog advertising and communication model to a digitally driven commercial model focused on driving growth. Prior to founding Plunger Group, he served as Group Managing Director Leo Burnett Worldwide. During his 15-year tenure with Leo Burnett, Mr. Sirkin also served as Executive Vice President - Global Director, and Vice President, Leo Burnett Canada.
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
Forward-Looking Statements. This Report contains “forward-looking statements” with projections concerning, among other things, the Company’s global growth and efficiency program (Project K), the integration of acquired businesses, our strategy, zero-based budgeting, financial principles, and plans; initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including the ability to implement Project K, including exiting our Direct-Store-Door distribution system, as planned, whether the expected amount of costs associated with Project K will exceed forecasts, whether the Company will be able to realize the anticipated benefits from Project K in the amounts and times expected, the ability to realize the benefits we expect from the adoption of zero-based budgeting in the amounts and at the times expected, the ability to realize anticipated benefits from revenue growth management, the ability to realize the anticipated benefits and synergies from acquired businesses in the amounts and at the times expected, the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices; labor costs; disruptions or inefficiencies in supply chain; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations; the ultimate impact of product recalls; adverse changes in global climate or extreme weather conditions; business disruption or other losses from natural disasters, war, terrorist acts, or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.

ITEM 1A. RISK FACTORS
In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could materially adversely affect our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and financial condition.
We may not realize the benefits that we expect from our global efficiency and effectiveness program (Project K).
In November 2013, the Company announced a global efficiency and effectiveness program (Project K). The successful implementation of Project K presents significant organizational design and infrastructure challenges and in many cases will require successful negotiations with third parties, including labor organizations, suppliers, business partners, and other stakeholders. In addition, the project may not advance our business strategy as expected. As a result, we may not be able to implement Project K as planned, including the successful exit of our Direct Store Delivery network and transitioning that business to a warehouse model. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of the program, our ability to fund other initiatives may be adversely affected. Any failure to implement Project K in accordance with our expectations could adversely affect our financial condition, results of operations and cash flows.
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
We adopted zero-based budgeting which presents significant organizational challenges. As a result, we may not realize all or part of the anticipated cost savings or other benefits from the initiative. Other events and circumstances, such as financial or strategic difficulties, delays or unexpected costs, may also adversely impact our ability to realize all or part of the anticipated cost savings or other benefits, or cause us not to realize the anticipated cost savings or other benefits on the expected timetable. If we are unable to realize the anticipated cost savings, our ability to fund other initiatives may be adversely affected. In addition, the initiatives may not advance our strategy as expected. Finally, the complexity of the implementation will require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiatives. These and related demands on our resources may divert the organization's attention from other business issues, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale.
Any failure to implement our cost reduction, organizational design or other initiatives in accordance with our plans could adversely affect our business or financial results.
We may not realize the benefits we expect from revenue growth management.
We are establishing a more formal revenue growth management discipline to help us realize price in a more effective way. This approach addresses price strategy, price-pack architecture, promotion strategy, mix management, and trade strategies. Revenue growth management will involve changes to the way we do business and may not always be accepted by our customers or consumers causing us not to realize the anticipated benefits. In addition, the complexity of the implementation will require a substantial amount of management and operational resources. Our management team must successfully execute the administrative and operational changes necessary to achieve the anticipated benefits of the initiative. These and related demands on our resources may divert the organization's attention from other business issues and have adverse effects on existing business relationships with suppliers and customers. Any failure to implement revenue growth management in accordance with our plans could adversely affect our business or financial condition.
Our results may be materially and adversely impacted as a result of increases in the price of raw materials, including agricultural commodities, fuel and labor.
Agricultural commodities, including corn, wheat, potato flakes, vegetable oils, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and plastic are the principal packaging materials used by us. The cost of such commodities may fluctuate widely due to government policy and regulation, drought and other weather conditions (including the potential effects of climate change) or other unforeseen circumstances. To the extent that any of the foregoing factors affect the prices of such commodities and we are unable to increase our prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of our operations could be materially and adversely affected. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Our hedged price could exceed the spot price on the date of purchase, resulting in an unfavorable impact on both gross margin and net earnings.
Cereal processing ovens at major domestic and international facilities are regularly fueled by electricity, natural gas or propane, which are obtained from local utilities or other local suppliers. Short-term stand-by propane storage exists at several plants for use in case of interruption in natural gas supplies. Oil may also be used to fuel certain operations at various plants. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. The cost of fuel may fluctuate widely due to economic and political conditions, government policy and regulation, war, or other unforeseen circumstances which could have a material adverse effect on our consolidated operating results or financial condition.
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
We face competition across our product lines, including ready-to-eat cereals and convenience foods, from other companies which have varying abilities to withstand changes in market conditions. Most of our competitors have substantial financial, marketing and other resources, and competition with them in our various markets and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose category share, any of which could have a material adverse effect on our business and financial results. In some cases, our competitors may be able to respond to changing business and economic conditions more quickly than us. Category share and growth could also be adversely impacted if we are not successful in introducing new products or in effectively assessing, changing and setting proper pricing.
The changing retail environment could negatively impact our sales and profits.
Our businesses are largely concentrated in the traditional retail grocery trade. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2016, comprised principally of sales within the United States. At December 31, 2016, approximately 12% of our consolidated receivables balance and 18% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2016. During 2016, our top five customers, collectively, including Wal-Mart, accounted for approximately 34% of our consolidated net sales and approximately 47% of U.S. net sales. There can be no assurances that our largest customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. As the retail grocery trade continues to consolidate and retailers become larger, our large retail customers may seek to use their position to improve their profitability through improved efficiency, lower pricing, increased promotional programs funded by their suppliers and more favorable terms. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer for an extended length of time could negatively impact our sales and profits.
Additionally, alternative retails channels, such as internet-based retailers, discount and dollar stores, drug stores and club stores, have become more prevalent. If we are not successful in expanding sales in alternative retail channels, our business or financial results may be negatively impacted. Also, if these alternative retail channels like internet-based retailers were to take significant share away from traditional retailers that could have a flow over effect on our business and our financial results could be negatively impacted.
Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands.
We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers, or the failure to meet the nutrition expectations of our products or particular ingredients in our products (whether or not valid), including whether certain of our products are perceived to contribute to obesity. The growing use of social and digital media by consumers, Kellogg and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about Kellogg, our brands or our products on social or digital media could seriously damage our brands and reputation, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction. Brand recognition can also be impacted by the effectiveness of our advertising campaigns and marketing programs, as well as our use of social media. If we do not maintain the favorable perception of our brands, our results could be negatively impacted.
Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.
The Company is subject to taxes in the U.S. and numerous foreign jurisdictions where the Company’s subsidiaries are organized. Due to economic and political conditions (including shifts in the geopolitical landscape), tax rates in various foreign jurisdictions may be subject to significant change. The future effective tax rate could be effected by changes in mix of earnings in countries with differing statutory tax rates, changes in valuation of deferred tax asset and liabilities, or changes in tax laws or their interpretation which includes possible U.S. tax reform and contemplated changes in other countries of long-standing tax principles if finalized and adopted could have a material impact on our income tax expense and deferred tax balances.
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
We could also be adversely affected if consumers lose confidence in the safety and quality of certain food products or ingredients, or the food safety system generally. If another company recalls or experiences negative publicity related to a product in a category in which we compete, consumers might reduce their overall consumption of products in this category. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.
Unanticipated business disruptions could have an adverse effect on our business, financial condition and results of operations.
We manufacture and source products and materials on a global scale. We have a complex network of suppliers, owned manufacturing locations, contract manufacturer locations, distribution networks and information systems that support our ability to provide our products to our customers consistently. Our ability to make, move and sell products globally is critical to our success. Factors that are hard to predict or beyond our control, such as product or raw material scarcity, weather (including any potential effects of climate change), natural disasters, fires or explosions, terrorism, political unrest, health pandemics or strikes, could damage or disrupt our operations or our suppliers' or contract manufacturers' operations. If we do not effectively respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, production or supply systems, we may be late in delivering or unable to deliver products to our customers. If that occurs, we may lose our customers' confidence, and long-term consumer demand for our products could decline. These events could adversely affect our business, financial condition and results of operations.
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
The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax, anticorruption standards, advertising and claims, and environmental matters. The need to comply with new, evolving or revised tax, environmental, food quality and safety, labeling or other laws or regulations, or new, evolving or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling and serving size regulations), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Even if regulatory review does not result in these types of determinations, it could potentially create negative publicity or perceptions which could harm our business or reputation. Further, modifications to international trade policy, including changes to or repeal of the North American Free Trade Agreement, could have a negative impact on us or the industries we serve, including as a result of related uncertainty, and could materially and adversely impact our business, financial condition, results of operations and cash flows.
Our operations face significant foreign currency exchange rate exposure and currency restrictions which could negatively impact our operating results.
We hold assets and incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, including the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, and Russian ruble. Because our consolidated financial statements are presented in U.S. dollars, we must translate our assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates and face exposure to adverse movements in foreign currency exchange rates. For example, the announcement of Brexit has caused, and may continue to cause, significant volatility in currency exchange rate fluctuations. Consequently, changes in the value of the U.S. dollar may unpredictably and negatively affect the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.
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
With respect to proposed divestitures of assets or businesses, we may encounter difficulty in finding acquirers or alternative exit strategies on terms that are favorable to us, which could delay the accomplishment of our strategic objectives, or our divestiture activities may require us to recognize impairment charges. Companies or operations acquired or joint ventures created may not be profitable or may not achieve sales levels and profitability that justify the investments made. For example, at the end of 2016, we acquired Ritmo Investimentos, controlling shareholder of Parati S/A, Afical Ltda and Padua Ltda ("Parati Group"). The Company will be integrating the Parati Group in 2017 and our ability to realize the anticipated benefits from this acquisition will depend, in part, on the successful integration of this business. Our corporate development activities may present financial and operational risks, including diversion of management attention from existing core businesses, integrating or separating personnel and financial and other systems, and adverse effects on existing business relationships with suppliers and customers. Future acquisitions could also result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to certain intangible assets and increased operating expenses, which could adversely affect our results of operations and financial condition.
Potential liabilities and costs from litigation could adversely affect our business.
There is no guarantee that we will be successful in defending our self in civil, criminal or regulatory actions, including under general, commercial, employment, environmental, food quality and safety, anti-trust and trade, advertising and claims, and environmental laws and regulations, or in asserting our rights under various laws. For example, our marketing or claims could face allegations of false or deceptive advertising or other criticisms which could end up in litigation and result in potential liabilities or costs. In addition, we could incur substantial costs and fees in defending our self or in asserting our rights in these actions or meeting new legal requirements. The costs and other effects of potential and pending litigation and administrative actions against us, and new legal requirements, cannot be determined with certainty and may differ from expectations.

Our consolidated financial results and demand for our products are dependent on the successful development of new products and processes.
There are a number of trends in consumer preferences which may impact us and the industry as a whole. These include changing consumer dietary trends and the availability of substitute products.
Our success is dependent on anticipating changes in consumer preferences and on successful new product and process development and product relaunches in response to such changes. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced demand and price reductions for our brands and products. We aim to introduce products or new or improved production processes on a timely basis in order to counteract obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products and to the research, development and technology process functions of our business, we may not be successful in developing new products or our new products may not be commercially successful. In addition, if sales generated by new products cause a decline in sales of the Company's existing products, the Company's financial condition and results of operations could be materially adversely affected. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully identify, develop, manufacture, market and sell new or improved products in these changing markets.
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
We use available borrowings under the credit facilities and other available debt financing for cash to operate our business, which subjects us to market and counter-party risk, some of which is beyond our control.
In addition to cash we generate from our business, our principal existing sources of cash are borrowings available under our credit facilities and other available debt financing. If our access to such financing was unavailable or reduced, or if such financing were to become significantly more expensive for any reason, we may not be able to fund daily operations, which would cause material harm to our business or could affect our ability to operate our business as a going concern. In addition, if certain of our lenders experience difficulties that render them unable to fund future draws on the facilities, we may not be able to access all or a portion of these funds, which could have similar adverse consequences.
We have a substantial amount of indebtedness.
We have indebtedness that is substantial in relation to our shareholders’ equity, and we may incur additional indebtedness in the future, or enter into off-balance sheet financing, which would increase our leverage risks. As of December 31, 2016, we had total debt of approximately $7.8 billion and total Kellogg Company equity of $1.9 billion.
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
We may not be able to attract and retain the highly skilled people we need to support our business
We depend on the skills and continued service of key personnel, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, recruit, hire, train and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, recruit, train and retain other talented personnel. Any such loss or failure may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring and integrating qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who leave, or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results
An impairment of the carrying value of goodwill or other acquired intangibles could negatively affect our consolidated operating results and net worth.
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

As of December 31, 2016, the carrying value of intangible assets totaled approximately $7.5 billion, of which $5.2 billion was goodwill and $2.3 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $15.1 billion and total Kellogg Company equity of $1.9 billion.
Competition against retailer brands could negatively impact our business.
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
We increasingly rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to the reporting of our results of operations. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, consumers and suppliers depends on information technology. Our information technology systems may be vulnerable to a variety of interruptions, as a result of updating our enterprise platform or due to events beyond our control, including, but not limited to, network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. Moreover, our computer systems have been, and will likely continue to be subjected to computer viruses or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm. To date, we have not experienced a material breach of cyber security. While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.
The Company offers promotions, rebates, customer loyalty and other programs through which it may receive personal information, and it or its vendors could experience cyber-attacks, privacy breaches, data breaches or other incidents that result in unauthorized disclosure of consumer, customer, employee or Company information. If the Company suffers a loss as a result of a breach or other breakdown in its technology, including such cyber-attack, privacy breaches, data breaches or other incident involving one of the Company's vendors, that result in unauthorized disclosure or significant unavailability of business, financial, personal or stakeholder information, the Company may suffer reputational, competitive and/or business harm and may be exposed to legal liability, which may adversely affect the Company's results of operations and/or financial condition. In addition, if the Company's suppliers or customers experience such a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company's supply chain or reduced customer orders, which would adversely affect the Company's business operations.
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

We may be unaware of intellectual property rights of others that may cover some of our technology, brands or products. In addition, if, in the course of developing new products or improving the quality of existing products, we are found to have infringed the intellectual property rights of others, directly or indirectly, such finding could have an adverse impact on our business, financial condition or results of operations and may limit our ability to introduce new products or improve the quality of existing products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Third party claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain products.
We are subject to risks generally associated with companies that operate globally.
We are a global company and generated 35% of our 2016 net sales, 37% of 2015 and 39% of our 2014 net sales outside the United States. We manufacture our products in 21 countries and have operations in more than 180 countries, so we are subject to risks inherent in multinational operations. Those risks include:

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

•	discriminatory or conflicting fiscal policies,

•	increased sovereign risk, such as default by or deterioration in the economies and credit worthiness of local governments,

•	varying abilities to enforce intellectual property and contractual rights,

•	greater risk of uncollectible accounts and longer collection cycles,

•	loss of ability to manage our operations in certain markets which could result in the deconsolidation of such businesses,

•	design and implementation of effective control environment processes across our diverse operations and employee base,

•	imposition of more or new tariffs, quotas, trade barriers, and similar restrictions on our sales or regulations, taxes or policies that might negatively affect our sales, and

•	changes in trade policies and trade relations.
Please refer to Note 16 for more information regarding our operations in Venezuela, including the impact on our operations from currency restrictions and our decision to deconsolidate our Venezuelan operations effective December 31, 2016.
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
There may be uncertainty as a result of key global events during 2016. For example, the continuing uncertainty arising from the Brexit referendum in the United Kingdom as well as ongoing terrorist activity, may adversely impact global stock markets (including The New York Stock Market on which our common shares are traded) and general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
The results of the United Kingdom's referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.
The economic conditions and outlook in the United Kingdom, the European Union and elsewhere could be further adversely affected by (i) the uncertainty concerning the timing and terms of the exit, (ii) new or modified trading arrangements between the United Kingdom and other countries, (iii) the risk that one or more other European Union countries could come under increasing pressure to leave the European Union, or (iv) the risk that the euro as the single currency of the Eurozone could cease to exist. Any of these developments, or the perception that any of these developments are likely to occur, could affect economic growth or business activity in the United Kingdom or the European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, currency exchange rates, interest rates, financial institutions, and political, financial and monetary systems. Any of these developments, or the perception that any of them could occur, could depress economic activity and restrict our access to capital, which could materially and adversely affect our product sales, financial condition and results of operations.
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
We operated, as of February 21, 2017, offices, manufacturing plants and distribution and warehousing facilities totaling more than 41 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants or facilities in San Jose, California; Atlanta, Augusta, and Rome, Georgia; Chicago, Illinois; Seelyville, Indiana; Kansas City, Kansas; Florence, Louisville and Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary, North Carolina; Cincinnati and Zanesville, Ohio; Muncy, Pennsylvania; Jackson and Rossville, Tennessee; and Allyn, Washington.
Outside the United States, we had, as of February 21, 2017, additional manufacturing locations, some with warehousing facilities, in Australia, Austria, Belgium, Brazil, Canada, Colombia, Ecuador, Egypt, Germany, Great Britain, India, Japan, Malaysia, Mexico, Poland, Russia, South Africa, South Korea, Spain, Thailand, and Venezuela. We also have joint ventures in China, Nigeria, and Turkey which own or operate manufacturing or warehouse facilities.
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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information on the market for our common stock, number of shareowners and dividends is located in Note 17 within Notes to Consolidated Financial Statements.
In December 2015, the board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $1.5 billion beginning in January 2016 through December 2017.
The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended December 31, 2016.

(millions, except per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: 10/02/16-10/29/16	—	—	—	$1,074
Month #2: 10/30/16-11/26/16	—	—	—	$1,074
Month #3: 11/27/16-12/31/16	—	—	—	$1,074

ITEM 6. SELECTED FINANCIAL DATA
Kellogg Company and Subsidiaries
Selected Financial Data

(millions, except per share data and number of employees)	2016	2015	2014	2013	2012
Operating trends
Net sales	$13,014	$13,525	$14,580	$14,792	$14,197
Gross profit as a % of net sales	36.5%	34.6%	34.7%	41.3%	38.3%
Depreciation	510	526	494	523	444
Amortization	7	8	9	9	4
Advertising expense (a)	735	898	1,094	1,131	1,120
Research and development expense	182	193	199	199	206
Operating profit	1,395	1,091	1,024	2,837	1,562
Operating profit as a % of net sales	10.7%	8.1%	7.0%	19.2%	11.0%
Interest expense	406	227	209	235	261
Net income attributable to Kellogg Company	694	614	632	1,807	961
Average shares outstanding:
Basic	350	354	358	363	358
Diluted	354	356	360	365	360
Per share amounts:
Basic	1.98	1.74	1.76	4.98	2.68
Diluted	1.96	1.72	1.75	4.94	2.67
Cash flow trends
Net cash provided by operating activities	$1,628	$1,691	$1,793	$1,807	$1,758
Capital expenditures	507	553	582	637	533
Net cash provided by operating activities reduced by capital expenditures (b)	1,121	1,138	1,211	1,170	1,225
Net cash used in investing activities	(893)	(1,127)	(573)	(641)	(3,245)
Net cash provided by (used in) financing activities	(642)	(706)	(1,063)	(1,141)	1,317
Interest coverage ratio (c)	4.6	6.8	7.3	14.3	7.8
Capital structure trends
Total assets (d)	$15,111	$15,251	$15,139	$15,456	$15,151
Property, net	3,569	3,621	3,769	3,856	3,782
Short-term debt and current maturities of long-term debt (d)	1,069	2,470	1,435	1,028	1,820
Long-term debt (d)	6,698	5,275	5,921	6,312	6,064
Total Kellogg Company equity	1,911	2,128	2,789	3,545	2,404
Share price trends
Stock price range	$70-87	$61-74	$57-69	$55-68	$46-57
Cash dividends per common share	2.04	1.98	1.90	1.80	1.74
Number of employees	37,369	33,577	29,818	30,277	31,006

(a)
Advertising declined in both 2016 and 2015 as a result of foreign currency translation, implementation of efficiency and effectiveness programs including zero-based budgeting, the change in media landscape migrating investment to digital, and shifting investment to food innovation and renovation.  Total advertising expense declined in 2016 approximately 130 basis points and 2015 by approximately 50 basis points as a percentage of net sales.  As we continue to implement zero-based budgeting we may identify additional efficiency and effectiveness opportunities in advertising as we proceed through 2017.  We may choose to reinvest these savings back into advertising, or other areas such as food reformulation or capacity to drive revenue growth, or to achieve our 2018 Margin Expansion target.  We remain committed to invest in our brands at an industry-leading level to maintain the strength of our many recognizable brands in the marketplace.

(b)
We use this non-GAAP financial measure, which is reconciled above, to focus management and investors on the amount of cash available for debt repayment, dividend distribution, acquisition opportunities, and share repurchase.

(c)	Interest coverage ratio is calculated based on net income attributable to Kellogg Company before interest expense, income taxes, depreciation and amortization, divided by interest expense.

(d)
The Company adopted Accounting Standards Update (ASU) titled Simplifying the presentation of debt issuance costs during Q1 2016 with no significant impact to the financial statements. 2012 through 2015 have been revised for the adoption of the updated standard.

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

Segments and growth targets
We manage our operations through nine operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. We report results of operations in the following reportable segments: U.S. Morning Foods; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. The reportable segments are discussed in greater detail in Note 18 within Notes to Consolidated Financial Statements.

We manage our Company for sustainable performance defined by our long-range annual growth targets. Our targeted long-range annual growth is low-single-digit (1 to 3%) for currency-neutral comparable net sales, mid-single-digit (4 to 6%) for currency-neutral comparable operating profit, and high-single-digit (7 to 9%) for currency-neutral comparable diluted net earnings per share (EPS).

Operating Margin Expansion by 2018
In 2016 we announced a plan to expand our currency-neutral comparable operating margin excluding Venezuela by 350 basis points during 2016 through 2018. This is an increase and acceleration from our previous guidance, which targeted a 17-18% currency-neutral comparable operating margin excluding Venezuela by 2020.

There are four elements to this accelerated margin expansion plan:

•
Productivity and savings - In addition to annual productivity savings to offset inflation, we will expand our zero-based budgeting initiative in the U.S. and our international regions. We also are working on additional Project K initiatives. The result of these initiatives should be higher annual savings.

•	Price Realization - We are establishing a more formal Revenue Growth Management discipline around the world, to help us realize price in a more effective way.

•	Investing for Impact - We are updating our investment model to align with today's consumer and technology in order to optimize the return on investment in our brands.

•	On-Trend Foods - We are adopting a more impactful approach to renovation and innovation of our foods.

During this time period, we will be working to stabilize net sales, with an aim to returning to growth. However, the volume and price impact of exiting Direct Store Delivery (DSD), the elasticity impact of certain pricing actions, and the effect of portfolio optimization, in conjunction with current industry dynamics, lead us to forecast a decline in currency-neutral comparable net sales excluding Venezuela by approximately 2% in 2017. Nevertheless, these margin-expansion actions are expected to drive accelerated growth in currency-neutral comparable operating profit and currency neutral comparable earnings per share excluding Venezuela in 2017 and 2018.

In 2016 our advertising declined approximately 1.4 points as a percent to net sales, on a currency neutral comparable basis excluding Venezuela, as a result of implementation of efficiency and effectiveness programs including zero-based budgeting, the change in media landscape migrating investment to digital, and shifting investment to food innovation and renovation.   As we continue to implement zero-based budgeting we may identify additional efficiency and effectiveness opportunities in advertising as we proceed through 2017.  We may choose to reinvest these savings back into advertising, or other areas such as food reformulation or capacity to drive revenue growth, or to achieve our 2018 Margin Expansion target.  We remain committed to invest in our brands at an industry-leading level to maintain the strength of our many recognizable brands in the marketplace.

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

•
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

Significant items impacting comparability

Project K and cost reduction activities
On February 9, 2017, we announced an extension to our previously-announced efficiency and effectiveness program ("Project K"). Project K is expected to continue generating a significant amount of savings that may be invested in key strategic areas of focus for the business. The Company expects that these savings may be used to drive future growth in the business. We recorded pre-tax charges related to this program of $300 million in 2016, $311 million in 2015, and $298 million in 2014.

In 2015 we initiated the implementation of a Zero-Based Budgeting (ZBB) program in our North America business. During 2016 ZBB was expanded to include the international segments of the business. In support of the ZBB initiative, we incurred pretax charges of $25 million in 2016 and $12 million in 2015.

See the Restructuring and cost reduction activities section for more information.

Acquisitions and dispositions
In September 2015, we completed the acquisition of Mass Foods, Egypt's leading cereal company for $46 million, or $44 million net of cash and cash equivalents acquired. In our European reportable segment, the acquisition added $16 million in net sales and approximately $2 million in operating profit (before integration costs) in 2016 that impacted comparability to 2015 reported results. In addition, the acquisition added $4 million in net sales and less than $1 million of operating profit (before integration costs) in 2015 that impacted comparability to 2014 reported results.

In January 2015, we completed the acquisition of a majority interest in Bisco Misr, the number one packaged biscuits company in Egypt for $125 million, or $117 million net of cash and cash equivalents acquired. In our European reportable segment, the acquisition added $9 million in net sales and less than $1 million of operating profit (before integration costs) in 2016 that impacted the comparability to 2015 reported results. In addition, the acquisition added $54 million in net sales and $4 million of operating profit (before integration costs) in 2015 that impacted comparability to 2014 reported results.

Integration and transaction costs
We have incurred integration costs related to the integration of the 2016 acquisition of Parati Group, the 2015 acquisitions of Bisco Misr and Mass Foods, the 2015 entry into a joint venture with Tolaram Africa, and the 2012 acquisition of Pringles (integration completed in 2015) as we move these businesses into the Kellogg business model. We recorded pre-tax integration costs of $12 million, $30 million, and $43 million for 2016, 2015, and 2014, respectively.

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded total pre-tax mark-to-market charges of $261 million, $446 million, and $784 million for 2016, 2015, and 2014, respectively. Within this total, the pre-tax mark-to-market charges for pension plans were $314 million, $471 million, and $744 million for 2016, 2015, and 2014, respectively.

Other costs impacting comparability
In 2016, we redeemed $475 million of our 7.45% U.S. Dollar Debentures due 2031. In connection with the debt redemption, we incurred $153 million of interest expense, consisting primarily of a premium on the tender offer and also including accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees related to the tender offer.

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

Venezuela
There was a material change in the business environment, including a worsening of our access to key raw materials subject to restrictions, and a related significant drop in production volume in the fourth quarter. These supply chain disruptions, along with other factors such as the worsening economic environment in Venezuela and the limited access to dollars to import goods through the use of any of the available currency mechanisms, have impaired our ability to effectively operate and fully control our Venezuelan subsidiary.

As of December 31, 2016, we deconsolidated and changed to the cost method of accounting for our Venezuelan subsidiary. We recorded a $72 million pre-tax charge in Other income (expense), net as we fully impaired the value of our cost method investment in Venezuela. The deconsolidation charge included the historical cumulative translation losses of approximately $63 million related to our Venezuelan operations that had previously been recorded in accumulated other comprehensive losses within equity.

In 2015 we concluded that we were no longer able to obtain sufficient U.S. dollars on a timely basis through the DIPRO exchange resulting in a decision to remeasure our Venezuela subsidiary's financial statements using the DICOM (formerly SIMADI) rate. In connection with the change in rates, we recorded pre-tax charges totaling $152 million, including $112 million in the Latin America operating segment and $40 million in the Corporate operating segment. Of the total charges, $100 million was recorded in COGS, $3 million was recorded in SGA, and $49 million was recorded in Other income (expense), net. These charges consisted of $47 million related to the remeasurement of net monetary assets denominated in Venezuelan bolivar at the SIMADI exchange rate (recorded in Other income (expense), net), $56 million related to reducing inventory to the lower of cost or market (recorded in COGS) and $49 million related to the impairment of long-lived assets in Venezuela (recorded primarily in COGS).

Following the change to the DICOM (formerly SIMADI) rate in 2015, certain non-monetary assets related to our Venezuelan subsidiary continued to be remeasured at historical exchange rates. As these assets were utilized by our Venezuelan subsidiary during 2016 and 2015 they were recognized in the income statement at historical exchange rates resulting in an unfavorable impact. We experienced an unfavorable pre-tax impact of approximately $11 million in 2016 and $17 million in 2015 related to the utilization of these remaining non-monetary assets, primarily impacting COGS.

Shipping day differences
Our fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. Our 2014 fiscal year ended on January 3, 2015, and included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of 2014 included a 14th week. For comparability, the impact of the 53rd week is excluded from our comparable results. The impact of the fourth quarter 2014 53rd week was $197 million for net sales, $36 million for operating profit and $.07 on a fully-diluted EPS basis.

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

Financial results
For the full year 2016, our reported net sales decreased by 3.8% due primarily to the negative impact of foreign currency translation. Currency-neutral comparable net sales increased by 4.0% due to the favorable year-over-year impact of the Venezuela business. Currency-neutral comparable net sales excluding Venezuela decreased by 1.1%, which was in line with our expectations. The decline was driven primarily by declines in North America Other, where we transitioned to new food and packaging in Kashi® and Morningstar Farms®; in U.S. Snacks, where we experienced lower sales in the first half of the year; in Europe, where we face deflationary pressures in the U.K.; and in U.S. Morning Foods, where we experienced sharp declines in non-core categories. We experienced currency-neutral comparable net sales growth in U.S. Specialty, Latin America (excluding Venezuela), and Asia-Pacific.

Reported operating profit increased by 27.8% primarily due to expanded operating margins across several regions resulting from Project K and ZBB savings and the favorable year-over-year change in the pension mark-to-market which was partially offset by the negative impact of foreign currency translation and the unfavorable year-over-year impact of other one-time costs. Currency-neutral comparable operating profit increased by 17.7%, above our expectations, primarily due to expanded margins across all regions resulting from Project K and ZBB savings. Currency-neutral comparable operating profit excluding Venezuela increased 6.7%.

Reported operating margin improved 260 basis points due to the favorable impact to brand-building investment from ZBB efficiencies, savings realized from Project K and ZBB, lower mark-to-market charges, lower integration costs, reduced impact from the Venezuela remeasurement, which was partially offset by the unfavorable year-over-year impact of other one-time costs. Currency-neutral comparable operating margin was favorable 190 basis points after excluding the year-over-year impact of mark-to-market charges, restructuring, integration costs, other one-time costs, Venezuela remeasurement, and foreign currency. Currency-neutral comparable operating margin excluding Venezuela improved 110 basis points.

Reported diluted EPS of $1.96 was up 14.0% compared to the prior year of $1.72. Currency-neutral comparable diluted EPS of $4.31 was up 22.1% compared to prior year of $3.53, ahead of our expectations.

Reconciliation of certain non-GAAP Financial Measures

Consolidated results (dollars in millions, except per share data)	2016	2015
Reported net income attributable to Kellogg Company	$694	$614
Mark-to-market (pre-tax)	(261)	(446)
Project K and cost reduction activities (pre-tax)	(325)	(323)
Other costs impacting comparability (pre-tax)	(153)	48
Integration and transaction costs (pre-tax)	(11)	(26)
Venezuela deconsolidation (pre-tax)	(72)	—
Venezuela remeasurement (pre-tax)	(11)	(169)
Income tax benefit applicable to adjustments, net*	201	273
Comparable net income attributable to Kellogg Company	$1,326	$1,257
Foreign currency impact	(203)
Currency neutral comparable net income attributable to Kellogg Company	$1,529
Reported diluted EPS	$1.96	$1.72
Mark-to-market (pre-tax)	(0.74)	(1.25)
Project K and cost reduction activities (pre-tax)	(0.92)	(0.91)
Other costs impacting comparability (pre-tax)	(0.43)	0.13
Integration and transaction costs (pre-tax)	(0.03)	(0.08)
Venezuela deconsolidation (pre-tax)	(0.20)	—
Venezuela remeasurement (pre-tax)	(0.03)	(0.47)
Income tax benefit applicable to adjustments, net*	0.57	0.77
Comparable diluted EPS	$3.74	$3.53
Foreign currency impact	(0.57)
Currency neutral comparable diluted EPS	$4.31
Currency neutral comparable diluted EPS growth	22.1%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Consolidated results (dollars in millions, except per share data)	2015	2014
Reported net income attributable to Kellogg Company	$614	$632
Mark-to-market (pre-tax)	(446)	(784)
Project K and cost reduction activities (pre-tax)	(323)	(298)
Other costs impacting comparability (pre-tax)	48	(6)
Integration and transaction costs (pre-tax)	(26)	(43)
Shipping day differences (pre-tax)	—	36
Venezuela remeasurement (pre-tax)	(169)	—
Income tax benefit applicable to adjustments, net	273	354
Comparable net income attributable to Kellogg Company	$1,257	$1,373
Foreign currency impact	(100)
Currency neutral comparable net income attributable to Kellogg Company	$1,357
Reported diluted EPS	$1.72	$1.75
Mark-to-market (pre-tax)	(1.25)	(2.17)
Project K and cost reduction activities (pre-tax)	(0.91)	(0.83)
Other costs impacting comparability (pre-tax)	0.13	(0.02)
Integration and transaction costs (pre-tax)	(0.08)	(0.12)
Shipping day differences (pre-tax)	—	0.10
Venezuela remeasurement (pre-tax)	(0.47)	—
Income tax benefit applicable to adjustments, net	0.77	0.98
Comparable diluted EPS	$3.53	$3.81
Foreign currency impact	(0.28)
Currency neutral comparable diluted EPS	$3.81
Currency neutral comparable diluted EPS growth	—%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
2016 compared to 2015
The following tables provide an analysis of net sales and operating profit performance for 2016 versus 2015:

Year ended December 31, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$2,931	$3,198	$1,214	$1,598	$2,377	$780	$916	$—	$13,014
Project K and cost reduction activities	—	—	—	—	—	—	—	—	—
Integration and transaction costs	—	—	—	—	—	—	—	—	—
Acquisitions/divestitures	—	—	—	3	28	—	—	—	31
Differences in shipping days	—	—	—	—	—	—	—	—	—
Comparable net sales	$2,931	$3,198	$1,214	$1,595	$2,349	$780	$916	$—	$12,983
Comparable net sales excluding Venezuela						$749			$12,952
Foreign currency impact	—	—	—	(14)	(132)	(922)	(5)	—	(1,073)
Currency-neutral comparable net sales	$2,931	$3,198	$1,214	$1,609	$2,481	$1,702	$921	$—	$14,056
Currency-neutral comparable net sales excluding Venezuela						$824			$13,178
Year ended January 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$2,992	$3,234	$1,181	$1,687	$2,497	$1,015	$919	$—	$13,525
Project K and cost reduction activities	—	—	—	(2)	(2)	—	—	—	(4)
Integration and transaction costs	—	—	—	—	—	—	(1)	—	(1)
Acquisitions/divestitures	—	—	—	—	—	—	14	—	14
Differences in shipping days	—	—	—	—	(3)	—	—	—	(3)
Comparable net sales	$2,992	$3,234	$1,181	$1,689	$2,502	$1,015	$906	$—	$13,519
Comparable net sales excluding Venezuela						$818			$13,322
% change - 2016 vs. 2015:
As reported growth	(2.0)%	(1.1)%	2.8%	(5.3)%	(4.8)%	(23.1)%	(0.4)%	—%	(3.8)%
Project K and cost reduction activities	—%	—%	—%	0.1%	0.1%	—%	—%	—%	—%
Integration and transaction costs	—%	—%	—%	—%	—%	—%	0.2%	—%	—%
Acquisitions/divestitures	—%	—%	—%	0.2%	1.1%	—%	(1.6)%	—%	0.1%
Differences in shipping days	—%	—%	—%	—%	0.1%	—%	—%	—%	0.1%
Comparable growth	(2.0)%	(1.1)%	2.8%	(5.6)%	(6.1)%	(23.1)%	1.0%	—%	(4.0)%
Comparable growth excluding Venezuela						(8.4)%			(2.8)%
Foreign currency impact	—%	—%	—%	(0.9)%	(5.3)%	(90.8)%	(0.6)%	—%	(8.0)%
Currency-neutral comparable growth	(2.0)%	(1.1)%	2.8%	(4.7)%	(0.8)%	67.7%	1.6%	—%	4.0%
Currency-neutral comparable growth excluding Venezuela						0.7%			(1.1)%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended December 31, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$593	$324	$279	$181	$205	$84	$70	$(341)	$1,395
Mark-to-market	—	—	—	—	—	—	—	(261)	(261)
Project K and cost reduction activities	(23)	(76)	(8)	(38)	(126)	(8)	(7)	(39)	(325)
Other costs impacting comparability	—	—	—	—	—	—	—	—	—
Integration and transaction costs	—	—	—	—	(3)	(2)	(3)	(2)	(10)
Acquisitions/divestitures	—	—	—	(1)	2	—	—	—	1
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(13)	—	—	(13)
Comparable operating profit	$616	$400	$287	$220	$332	$107	$80	$(39)	$2,003
Comparable operating profit excluding Venezuela						$98		$(39)	$1,994
Foreign currency impact	—	—	—	(2)	(30)	(250)	2	2	(278)
Currency-neutral comparable operating profit	$616	$400	$287	$222	$362	$357	$78	$(41)	$2,281
Currency-neutral comparable operating profit excluding Venezuela						$106		$(31)	$2,040
Year ended January 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$474	$385	$260	$178	$247	$9	$54	$(516)	$1,091
Mark-to-market	—	—	—	—	—	—	—	(446)	(446)
Project K and cost reduction activities	(58)	(50)	(5)	(63)	(74)	(4)	(13)	(56)	(323)
Other costs impacting comparability	—	67	—	—	—	—	—	—	67
Integration and transaction costs	—	—	—	—	(11)	(3)	(14)	(2)	(30)
Acquisitions/divestitures	—	—	—	—	—	—	4	—	4
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(119)	—	(1)	(120)
Comparable operating profit	$532	$368	$265	$241	$332	$135	$77	$(11)	$1,939
Comparable operating profit excluding Venezuela						$103		$(6)	$1,912
% change - 2016 vs. 2015:
Reported growth	25.0%	(15.8)%	7.4%	1.9%	(16.9)%	855.2%	28.9%	33.8%	27.8%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	48.9%	20.1%
Project K and cost reduction activities	9.3%	(7.7)%	(1.4)%	11.0%	(20.3)%	252.8%	14.9%	188.5%	1.2%
Other costs impacting comparability	—%	(16.6)%	—%	—%	—%	—%	—%	—%	(4.0)%
Integration and transaction costs	—%	—%	—%	(0.1)%	2.5%	95.2%	15.1%	46.1%	1.3%
Acquisitions/divestitures	—%	—%	—%	(0.6)%	0.8%	—%	(6.8)%	—%	(0.3)%
Differences in shipping days	—%	—%	—%	—%	0.2%	—%	—%	—%	0.1%
Venezuela remeasurement	—%	—%	—%	—%	—%	527.9%	—%	31.6%	6.1%
Comparable growth	15.7%	8.5%	8.8%	(8.4)%	(0.1)%	(20.7)%	5.7%	(281.3)%	3.3%
Comparable growth excluding Venezuela						(5.9)%		(573.4)%	4.3%
Foreign currency impact	—%	—%	—%	(0.9)%	(9.0)%	(185.6)%	3.8%	13.2%	(14.4)%
Currency-neutral comparable growth	15.7%	8.5%	8.8%	(7.5)%	8.9%	164.9%	1.9%	(294.5)%	17.7%
Currency-neutral comparable growth excluding Venezuela						2.5%		(429.9)%	6.7%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
As reported and currency-neutral comparable net sales declined 2.0% as a result of unfavorable volume and pricing/mix. Most of the decline was related to drinks and non-core products. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages.

The cereal category and Kellogg share are both down approximately 1% for the year. However, our core six cereal brands collectively gained 20 basis points of share, including Special K®.

Toaster pastries reported an increase in net sales and share gains, with good contribution from innovation.

As we look to 2017, we expect to see some trade inventory come out in the first quarter, but otherwise, we expect another sequential improvement in sales performance in 2017, and another year of strong operating margin expansion.

As reported operating profit increased 25.0% due to Project K savings, brand-building efficiencies resulting from ZBB, net deflation of input costs and reduced restructuring charges. This was partially offset by unfavorable sales performance. Currency-neutral comparable operating profit increased 15.7%, excluding the benefit of reduced restructuring charges.

U.S. Snacks
As reported and currency-neutral comparable net sales declined 1.1% as a result of unfavorable pricing/mix and a slight decrease in volume. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks.

Crackers posted increased sales and share led by the Big 3 brands in combination (Cheez-It® , Town House®, and Club®). We have continued to invest in these brands, both in brand-building and innovation, and it continues to drive results.

The bars business declined due to weakness in the Special K® brand as the change in weight-management trends away from counting calories. The brand's declines are moderating with the success of on-trend offerings like Protein Trail Mix bars and Fruit & Nut bars. Additionally, we have significant renovation and innovation launching in the first quarter of 2017. Rice Krispies Treats® and Nutri-Grain® gained share during the year.

The cookies business consumption declined for the year resulting in lost share, although share losses moderated in the last half of the year. We are seeing the benefits of turning on advertising behind our Keebler® Elves.

Savory snacks reported low-single-digit growth as a result of consumption growth due to core Pringles® products driven, in part, by accelerated growth in on-the-go pack formats. This growth was partially offset by the lapping of SKU discontinuations during the year.

As reported operating profit declined 15.8% due to the prior year benefit of the VIE deconsolidation, increased restructuring charges in the current year, and unfavorable sales performance. This was partially offset by Project K savings and brand-building efficiencies from ZBB. Currency-neutral comparable operating profit increased 8.5% after excluding the impact of the prior year VIE deconsolidation and the impact of restructuring charges.

As announced, our U.S. Snacks reporting segment will transition to a more efficient and effective go-to-market model during 2017, switching a portion of its business from DSD to the warehouse distribution system used by the rest of that business as well as our other U.S. business units. The transition is expected to have an unfavorable impact on net sales and gross margin in 2017 and 2018, owing to the re-set of list prices to reflect no longer providing retailers with DSD services, as well as the impact of reduced stock-keeping units and at least some disruption during the transition. Lower overhead costs are expected to offset both the gross margin impact and reinvestment in brand building, resulting in a neutral impact on comparable operating profit in 2017 and positive thereafter.

U.S. Specialty
As reported and currency-neutral comparable net sales increased 2.8% as a result of favorable pricing/mix and a slight increase in volume. Reported net sales growth was led by growth in the Foodservice, Convenience and Vending channels. We held or gained share in cereal, crackers, wholesome snacks, and veggie in the Foodservice channel, and in cereal, crackers, and frozen breakfast in the Convenience channel.

We expect steady net sales growth and continued operating profit margin expansion in 2017 for this segment.

As reported operating profit increased 7.4% due to favorable sales performance and ZBB savings. Currency-neutral comparable operating profit increased 8.8% after excluding the minor impact of restructuring charges.

North America Other
As reported net sales decreased 5.3% due to lower volume, unfavorable impact of foreign currency and slightly unfavorable pricing/mix. Currency-neutral comparable net sales declined 4.7% after excluding the impact of foreign currency.

The U.S. Frozen business reported a net sales decline as we reshaped the portfolio for Eggo® and transitioned packaging for Morningstar Farms®. Despite the impact of these significant changes, the business posted improvement in operating profit and profit margins, driven by Project K and ZBB.

In Canada, net sales were down as a result of volume declines and unfavorable currency impact, partially offset by improved pricing/mix. Beginning in the second quarter, we increased prices to help offset higher input costs due to significant transactional foreign exchange pressure. The price increases resulted in lower volume. However, consumption and share declines moderated in the fourth quarter. Special K® gained share during 2016.

Kashi posted lower sales during the year as the business continues to transition its portfolio. We have exited several non-core product lines, including frozen pizza, hot cereal, and trail mix. While these exits negatively impacted sales, they provide tighter focus and better economics going forward. We are investing heavily in our food. During the year, we completed an overhaul of our cereal portfolio, making every product Non-GMO Project Verified. We also launched several new cereal and wholesome snacks products. Finally, we have redesigned our packaging across our Kashi portfolio. Our substantial innovation and renovation efforts are starting to take hold.

We expect to gradually stabilize net sales in this segment during 2017, while expanding operating profit margins meaningfully throughout the year.

As reported operating profit increased 1.9% due to lower restructuring charges as well as Project K savings and brand-building efficiencies resulting from ZBB in the U.S. Frozen and Canada businesses. These impacts were mitigated somewhat by investments in food and packaging in the Kashi business. Currency-neutral comparable operating profit declined 7.5% after excluding the impact of restructuring and foreign currency.
Europe
As reported net sales declined 4.8% due to unfavorable foreign currency and pricing/mix offset by a slight increase in volume. Currency-neutral comparable net sales declined 0.8% after excluding the impact of foreign currency and the impact of acquisitions.

The Pringles® business posted mid-single-digit net sales growth due to sustained momentum in key markets and expansion of Pringles® Tortilla into new markets.

The wholesome snacks business posted net sales growth for the year led by emerging markets. In addition, we increased share in the UK and France, where growth in kids' brands accelerated.

The cereal business in Europe posted a net sales decline mostly attributable to the UK, where consumption is down and a deflationary environment persists in our categories. We continue working to reposition and renovate Special K®.

Overall, we continue to see strong growth in emerging markets as currency-neutral comparable net sales increased at a double-digit rate in Mediterranean, Middle East, and Russia.

In 2017, we will utilize revenue growth management (RGM) to improve price realization in the U.K., and this will be accompanied by concentrating more of our investment behind our priority brands. We expect some challenges early in the year with certain retailers, but the expectation is to make progress there as the year goes on. Meanwhile, for the region as a whole, we will be renovating Pringles® and continuing our emerging markets expansion. We expect another year of strong operating profit margin expansion behind key initiatives like Project K, ZBB, and RGM.

As reported operating profit declined 16.9% due to increased restructuring charges and unfavorable foreign currency impact partially offset by Project K savings and productivity initiatives. Currency-neutral comparable operating profit improved 8.9%, excluding the impact of restructuring charges and foreign currency.
Latin America
As reported net sales declined 23.1% due to unfavorable foreign currency and lower volume. This was partially offset by the favorable impact of pricing/mix, primarily due to Venezuela. Currency-neutral comparable net sales improved 67.7% primarily due to the impact of Venezuela. Excluding Venezuela, currency-neutral comparable net sales would have grown 0.7%.

Our sales performance was driven by price realization, as we cover the adverse impact of currency, the focus on kids-oriented RTEC brands, the expansion of affordable formats in high-frequency stores, and the benefit of some distributor changes for Pringles®.

Cereal consumption and share grew in the back half of the year for Mexico led by our focus on kids' RTEC brands. The snacks business posted mid-single-digit net sales growth driven by strong Pringles® results, with notable growth in the Mexico and Andean markets. We've accelerated consumption growth in wholesome snacks in Mexico, led by new Special K® offerings.

As reported operating profit increased 855.2% due to the year-over-year change in Venezuela remeasurement impact, the favorable impact of pricing actions in Venezuela, and the favorable impact of brand-building efficiencies. Currency-neutral comparable operating profit improved by 164.9%, excluding the impact of Venezuela remeasurement and foreign currency. Excluding Venezuela, currency neutral comparable operating profit increased 2.5%.

In 2017, we expect low single-digit currency neutral comparable net sales growth and continued currency neutral comparable operating margin expansion. This excludes the impact of Parati, which we will be integrating in 2017. Parati is our largest ever acquisition in Latin America, and is expected to boost our capability and portfolio in high-frequency stores, and offer opportunity for geographic expansion and cost synergies.

Asia Pacific
As reported net sales declined 0.4% due to unfavorable foreign currency, disposition of a small business and unfavorable pricing/mix. Currency-neutral comparable net sales increased 1.6% after excluding the impact of foreign currency and disposition of a small business.

Our Australia business stabilized in 2016. The business is focusing media behind our priority brands, executing big “tent-pole” promotions during key shopper weeks, and launching consumer-driven innovation and renovation. Our largest cereal brand in Australia, Nutri-Grain®, returned to consumption and share growth as a result of these efforts.

In Asia, modest growth was led by Southeast Asia and Korea. The Sub-Saharan Africa business continued to perform well. Pringles® grew at a mid-single-digit rate on the strength of effective promotions as well as renovations like the re-stage of sweet flavors in Korea and the roll-out of Tortilla in Australia and South Africa. Pringles® posted share gains for the year in Korea, Japan, South Africa, Indonesia, and the Philippines.

As reported operating profit increased 28.9% due to reduced restructuring charges, Project K savings and productivity initiatives. Currency-neutral comparable operating profit increased 1.9% excluding the impact of restructuring charges, integration costs and foreign currency.

In 2017, we expect to see currency neutral comparable net sales growth driven by Pringles® and emerging market growth, as well as improved currency neutral comparable operating profit margins.

Corporate
As reported operating profit increased 33.8% due to lower year-over-year mark-to-market cost impacts, and lower restructuring costs partially offset by higher pension and benefit costs. Currency-neutral comparable operating profit declined after excluding the impact of mark-to-market pension and postretirement benefit and restructuring costs.

2015 compared to 2014
The following tables provide an analysis of net sales and operating profit performance for 2015 versus 2014:

Year ended January 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$2,992	$3,234	$1,181	$1,687	$2,497	$1,015	$919	$—	$13,525
Project K and cost reduction activities	—	—	—	(2)	(2)	—	—	—	(4)
Integration and transaction costs	—	—	—	—	—	—	(1)	—	(1)
Acquisitions/divestitures	—	—	—	—	58	—	—	—	58
Differences in shipping days	—	—	—	—	(3)	—	—	—	(3)
Comparable net sales	$2,992	$3,234	$1,181	$1,689	$2,444	$1,015	$920	$—	$13,475
Comparable net sales excluding Venezuela						$818		$—	$13,278
Foreign currency impact	—	—	—	(86)	(376)	(486)	(121)	—	(1,069)
Currency-neutral comparable net sales	$2,992	$3,234	$1,181	$1,775	$2,820	$1,501	$1,041	$—	$14,544
Currency-neutral comparable net sales excluding Venezuela						$962		$—	$14,005
Year ended January 3, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$3,108	$3,329	$1,198	$1,864	$2,869	$1,205	$1,007	$—	$14,580
Project K and cost reduction activities	—	—	—	(1)	—	(1)	—	—	(2)
Integration and transaction costs	—	—	—	—	—	—	(1)	—	(1)
Acquisitions/divestitures	—	—	9	—	—	—	—	—	9
Differences in shipping days	66	44	16	30	32	1	8	—	197
Comparable net sales	$3,042	$3,285	$1,173	$1,835	$2,837	$1,205	$1,000	$—	$14,377
Comparable net sales excluding Venezuela						$950		$—	$14,122
% change - 2015 vs. 2014:
As reported	(3.7)%	(2.9)%	(1.4)%	(9.5)%	(13.0)%	(15.8)%	(8.8)%	—%	(7.2)%
Project K and cost reduction activities	—%	—%	—%	—%	(0.1)%	—%	—%	—%	—%
Integration and transaction costs	—%	—%	—%	—%	—%	—%	(0.1)%	—%	—%
Acquisitions/divestitures	—%	—%	(0.8)%	—%	2.0%	—%	—%	—%	0.4%
Differences in shipping days	(2.1)%	(1.3)%	(1.3)%	(1.5)%	(1.1)%	—%	(0.8)%	—%	(1.3)%
Comparable growth	(1.6)%	(1.6)%	0.7%	(8.0)%	(13.8)%	(15.8)%	(7.9)%	—%	(6.3)%
Comparable growth excluding Venezuela						(14.0)%		—%	(6.0)%
Foreign currency impact	—%	—%	—%	(4.8)%	(13.2)%	(40.4)%	(11.9)%	—%	(7.5)%
Currency-neutral comparable growth	(1.6)%	(1.6)%	0.7%	(3.2)%	(0.6)%	24.6%	4.0%	—%	1.2%
Currency-neutral comparable growth excluding Venezuela						1.3%		—%	(0.8)%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended January 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$474	$385	$260	$178	$247	$9	$54	$(516)	$1,091
Mark-to-market	—	—	—	—	—	—	—	(446)	(446)
Project K and cost reduction activities	(58)	(50)	(5)	(63)	(74)	(4)	(13)	(56)	(323)
Other costs impacting comparability	—	67	—	—	—	—	—	—	67
Integration and transaction costs	—	—	—	—	(11)	(3)	(14)	(2)	(30)
Acquisitions/divestitures	—	—	—	—	4	—	—	—	4
Differences in shipping days	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(119)	—	(1)	(120)
Comparable operating profit	$532	$368	$265	$241	$328	$135	$81	$(11)	$1,939
Comparable operating profit excluding Venezuela						$103		$(6)	$1,912
Foreign currency impact	2	—	—	(15)	(29)	(72)	(13)	(5)	(132)
Currency-neutral comparable operating profit	$530	$368	$265	$256	$357	$207	$94	$(6)	$2,071
Currency-neutral comparable operating profit excluding Venezuela						$116		$3	$1,989
Year ended January 3, 2015
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$479	$364	$266	$295	$232	$169	$53	$(834)	$1,024
Mark-to-market	—	—	—	—	—	—	—	(784)	(784)
Project K and cost reduction activities	(60)	(57)	(3)	(18)	(80)	(8)	(37)	(35)	(298)
Other costs impacting comparability	—	—	—	—	—	—	—	(6)	(6)
Integration and transaction costs	—	—	—	—	(36)	—	(7)	—	(43)
Acquisitions/divestitures	—	—	—	—	—	—	—	—	—
Differences in shipping days	19	6	3	8	6	(3)	—	(3)	36
Venezuela remeasurement	—	—	—	—	—	—	—	—	—
Comparable operating profit	$520	$415	$266	$305	$342	$180	$97	$(6)	$2,119
Comparable operating profit excluding Venezuela						$121		$(2)	$2,064
% change - 2015 vs. 2014:
Reported growth	(0.9)%	5.9%	(2.4)%	(39.8)%	6.7%	(94.8)%	1.7%	38.1%	6.6%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	78.5%	21.6%
Project K and cost reduction activities	0.4%	2.6%	(0.6)%	(16.5)%	3.7%	(2.2)%	26.6%	(50.3)%	(3.3)%
Other costs impacting comparability	—%	15.8%	—%	—%	0.1%	—%	0.1%	51.8%	3.4%
Integration and transaction costs	—%	(0.1)%	—%	—%	7.3%	(1.4)%	(9.1)%	(10.0)%	0.3%
Acquisitions/divestitures	—%	—%	—%	—%	1.3%	—%	—%	—%	0.2%
Differences in shipping days	(3.7)%	(1.1)%	(1.0)%	(2.0)%	(1.7)%	0.2%	0.3%	50.2%	(1.4)%
Venezuela remeasurement	—%	—%	—%	—%	—%	(66.5)%	—%	(15.1)%	(5.7)%
Comparable growth	2.4%	(11.3)%	(0.8)%	(21.3)%	(4.0)%	(24.9)%	(16.2)%	(67.0)%	(8.5)%
Comparable growth excluding Venezuela						(14.5)%		(163.0)%	(7.4)%
Foreign currency impact	0.3%	—%	—%	(5.2)%	(8.3)%	(40.3)%	(12.5)%	(62.9)%	(6.2)%
Currency-neutral comparable growth	2.1%	(11.3)%	(0.8)%	(16.1)%	4.3%	15.4%	(3.7)%	(4.1)%	(2.3)%
Currency-neutral comparable growth excluding Venezuela						(3.4)%		227.0%	(3.6)%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
As reported net sales declined 3.7% as a result of unfavorable volume and pricing/mix. Currency-neutral comparable net sales declined 1.6% after excluding the negative impact of shipping day differences. This segment consists of cereal, toaster pastries, health and wellness bars, and beverages.

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

As reported operating profit decreased 0.9% due to the negative impact of shipping day differences, increased distribution costs, and resetting of incentive compensation levels. These factors were mitigated somewhat by improved gross margins resulting from lower input costs and Project K savings as well as lower brand-building investment. Currency-neutral comparable operating profit increased 2.1% after excluding the negative impact of shipping day differences.

U.S. Snacks
As reported net sales declined 2.9% as a result of decreased volume and shipping day differences which were partially offset by favorable pricing/mix. Currency-neutral comparable net sales declined 1.6% after excluding the negative impact of shipping day differences. This segment consists of crackers, cereal bars, cookies, savory snacks, and fruit-flavored snacks.

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
As reported operating profit increased 5.9% due to a non-cash gain related to the deconsolidation of a VIE partially mitigated by unfavorable sales performance and the resetting of incentive compensation levels. Currency-neutral comparable operating profit declined by 11.3% after excluding the gain related to the deconsolidation of a VIE.

U.S. Specialty
As reported net sales declined 1.4% due to lower volume and shipping day differences partly offset by favorable pricing/mix. Currency-neutral comparable net sales increased 0.7% after excluding the impact of shipping day differences. Sales growth was reported in the Convenience and Vending channels, partially offset by a slight decline in Foodservice partially due to the exit of some unprofitable business early in the year.

As reported operating profit decreased 2.4% due to the resetting of incentive compensation levels, increased restructuring charges, and shipping day differences which more than offset the favorable sales performance. Currency-neutral comparable operating profit declined by 0.8% after excluding the impact of restructuring costs and shipping day differences.

North America Other
As reported net sales decreased 9.5% due to the negative impact of shipping day differences, foreign currency, decreased volume and unfavorable pricing/mix. Currency-neutral comparable net sales declined 3.2% after excluding the impact of shipping day differences and foreign currency.

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

As reported operating profit declined 39.8% due to increased restructuring charges, unfavorable sales performance in the U.S. Frozen and Kashi businesses, net cost inflation including transactional currency expense in the Canadian business and increased material costs in the U.S. Frozen business, and the resetting of incentive compensation levels. Currency-neutral comparable operating profit declined 16.1% after excluding the impact of restructuring charges.

Europe
As reported net sales declined 13.0% as a result of foreign currency, shipping day differences, relatively flat volume and unfavorable pricing/mix partially offset by an acquisition. Currency-neutral comparable net sales declined 0.6% after excluding the impact of the acquisition, foreign currency and shipping day differences.

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

As reported operating profit increased 6.7% due to net cost deflation and strong savings, including savings from Project K, lower integration costs and foreign currency. Currency-neutral comparable operating profit improved 4.3% after excluding the impact of integration costs and foreign currency.

Latin America
As reported net sales declined 15.8% due to foreign currency mitigated somewhat by favorable volume and pricing/mix, including the impact of pricing actions in Venezuela. Currency-neutral comparable net sales improved 24.6% after excluding the impact of foreign currency. Excluding Venezuela, currency-neutral comparable net sales would have grown 1.3%.

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

As reported operating profit decreased 94.8% due to the remeasurement of our Venezuela business and foreign currency partly mitigated by favorable price realization which was partially offset by net cost inflation. Currency-neutral comparable operating profit improved by 15.4% after excluding the remeasurement of our Venezuela business and foreign currency. Excluding Venezuela, currency neutral comparable operating profit declined 3.4% as sales growth and margin expansion were more than offset by increased investment in brand-building and business capabilities.

Asia Pacific
As reported net sales declined 8.8% as a result of foreign currency and unfavorable pricing/mix partially mitigated by increased volume. Unfavorable pricing/mix was primarily the result of country mix. Currency-neutral comparable net sales increased 4.0% after excluding the impact of foreign currency.

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

This sales performance was partially offset by weakness in the Australian cereal category. However, the granola and müesli segments are growing well and we are applying lessons learned in our US business to our Australia business.

As reported operating profit increased 1.7% due to lower restructuring charges, foreign currency partially mitigated by our investment of Project K savings into emerging markets in the region behind brand investments and capabilities. Currency-neutral comparable operating profit declined 3.7% after excluding the impact of restructuring charges and foreign currency.

Corporate
As reported operating profit increased 38.1% due to lower mark-to-market expense and reduced pension costs partially offset by the resetting of incentive compensation levels and higher restructuring charges. Currency-neutral comparable operating profit declined 4.1% after excluding the impact of mark-to-market and restructuring charges.

Margin performance
2016 versus 2015 margin performance was as follows:

			Change vs. prior year (pts.)
	2016	2015
Reported gross margin (a)	36.5%	34.6%	1.9
Mark-to-market (COGS)	(1.3)%	(2.2)%	0.9
Project K and cost reduction activities (COGS)	(1.3)%	(1.4)%	0.1
Other costs impacting comparability (COGS)	—%	—%	—
Integration and transaction costs (COGS)	—%	(0.1)%	0.1
Venezuela remeasurement (COGS)	(0.1)%	(0.9)%	0.8
Comparable gross margin	39.2%	39.2%	—
Comparable gross margin excluding Venezuela	39.2%	39.4%	(0.2)
Foreign currency impact	0.3%		0.3
Currency-neutral comparable gross margin	38.9%		(0.3)
Currency-neutral comparable gross margin excluding Venezuela	39.2%		(0.2)
Reported SGA%	(25.8)%	(26.5)%	0.7
Mark-to-market (SGA)	(0.7)%	(1.1)%	0.4
Project K and cost reduction activities (SGA)	(1.2)%	(1.0)%	(0.2)
Other costs impacting comparability (SGA)	—%	0.5%	(0.5)
Integration and transactions costs (SGA)	(0.1)%	(0.1)%	—
Venezuela remeasurement (SGA)	—%	0.1%	(0.1)
Comparable SGA%	(23.8)%	(24.9)%	1.1
Comparable SGA% excluding Venezuela	(23.8)%	(25.0)%	1.2
Foreign currency impact	(1.1)%		(1.1)
Currency-neutral comparable SGA%	(22.7)%		2.2
Currency-neutral comparable SGA% excluding Venezuela	(23.7)%		1.3
Reported operating margin	10.7%	8.1%	2.6
Mark-to-market	(2.0)%	(3.3)%	1.3
Project K and cost reduction activities	(2.5)%	(2.4)%	(0.1)
Other costs impacting comparability	—%	0.5%	(0.5)
Integration and transactions costs	(0.1)%	(0.2)%	0.1
Venezuela remeasurement	(0.1)%	(0.8)%	0.7
Comparable operating margin	15.4%	14.3%	1.1
Comparable operating margin excluding Venezuela	15.4%	14.4%	1.0
Foreign currency impact	(0.8)%		(0.8)
Currency-neutral comparable operating margin	16.2%		1.9
Currency-neutral comparable operating margin excluding Venezuela	15.5%		1.1
For information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

(a)	Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

Reported gross margin for the year was favorable 190 basis points due to savings realized from Project K and ZBB, Venezuela remeasurement, restructuring costs, mark-to-market and integration costs. This was partially offset by the impact of investments we are making in our food and packaging, unfavorable transactional foreign currency impact, and unfavorable mix. Currency-neutral comparable gross margin declined 30 basis points, after excluding the impact of market-to-market, restructuring, integration costs, Venezuela remeasurement, and foreign currency. Currency-neutral comparable gross margin excluding Venezuela declined 20 basis points.
Reported SGA% for the year was favorable 70 basis points primarily due to the favorable year-over-year impact to brand-building investment from ZBB efficiencies, overhead savings realized from Project K and ZBB, and lower mark-to-market expense. These impacts were partially mitigated by the unfavorable year-over-year impact of a VIE deconsolidation, continued reinvestment of Project K savings into sales capabilities and re-establishing the Kashi business, and foreign currency. Currency-neutral comparable SGA% was favorable 220 basis points, after excluding the impact of mark-to-market, VIE deconsolidation, and foreign currency.

Reported operating margin for the year was favorable 260 basis points due to the favorable year-over-year impact to brand-building investment from ZBB efficiencies and overhead savings realized from Project K and ZBB,

Venezuela remeasurement, mark-to-market, and integration costs. This was partially offset by the impact of investments we are making in our food and packaging, general inflationary trends in wages and logistics, unfavorable transactional foreign currency impact, the continued reinvestment of Project K savings into sales capabilities, re-establishing the Kashi business, the unfavorable year-over-year impact of foreign currency, and VIE deconsolidation. Currency-neutral comparable operating margin was favorable 190 basis points, after excluding the year-over-year impact of restructuring, integration costs, Venezuela remeasurement, VIE deconsolidation, and foreign currency.
Our 2016 and 2015 comparable gross profit, comparable SGA, and comparable operating profit measures are reconciled to the directly comparable U.S. GAAP measures as follows:

(dollars in millions)	2016	2015
Reported gross profit (a)	$4,755	$4,681
Mark-to-market (COGS)	(159)	(296)
Project K and cost reduction activities (COGS)	(173)	(195)
Other costs impacting comparability (COGS)	—	—
Integration and transaction costs (COGS)	(2)	(15)
Acquisitions/divestitures (COGS)	9	5
Venezuela remeasurement (COGS)	(12)	(112)
Comparable gross profit	$5,092	$5,294
Comparable gross profit excluding Venezuela	5,081	5,243
Foreign currency impact	(377)
Currency-neutral comparable gross profit	$5,469
Currency-neutral comparable gross profit excluding Venezuela	$5,172
Reported SGA	$3,360	$3,590
Mark-to-market (SGA)	(102)	(150)
Project K and cost reduction activities (SGA)	(152)	(128)
VIE deconsolidation and other costs impacting comparability (SGA)	—	67
Integration and transaction costs (SGA)	(8)	(15)
Acquisitions/divestitures (SGA)	(8)	(1)
Venezuela remeasurement (SGA)	(1)	(8)
Comparable SGA	$3,089	$3,355
Comparable SGA excluding Venezuela	3,087	3,331
Foreign currency impact	99
Currency-neutral comparable SGA	$3,188
Currency-neutral comparable SGA excluding Venezuela	$3,132
Reported operating profit	$1,395	$1,091
Mark-to-market	(261)	(446)
Project K and cost reduction activities	(325)	(323)
Other costs impacting comparability	—	67
Integration and transaction costs	(10)	(30)
Acquisitions/divestitures	1	4
Venezuela remeasurement	(13)	(120)
Comparable operating profit	$2,003	$1,939
Comparable operating profit excluding Venezuela	$1,994	$1,912
Foreign currency impact	(278)
Currency-neutral comparable operating profit	$2,281
Currency-neutral comparable operating profit excluding Venezuela	$2,040
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

(a)	Gross profit is equal to net sales less cost of goods sold.

2015 versus 2014 margin performance was as follows:

			Change vs. prior year (pts.)
	2015	2014
Reported gross margin (a)	34.6%	34.7%	(0.1)
Mark-to-market (COGS)	(2.2)%	(3.0)%	0.8
Project K and cost reduction activities (COGS)	(1.4)%	(1.0)%	(0.4)
Other costs impacting comparability (COGS)	—%	—%	—
Integration and transaction costs (COGS)	(0.1)%	(0.2)%	0.1
Acquisitions/divestitures (COGS)	(0.1)%	—%	(0.1)
Venezuela remeasurement (COGS)	(0.8)%	—%	(0.8)
Comparable gross margin	39.2%	38.9%	0.3
Comparable gross margin excluding Venezuela	39.4%	39.1%	0.3
Foreign currency impact	0.4%		0.4
Currency-neutral comparable gross margin	38.8%		(0.1)
Currency-neutral comparable gross margin excluding Venezuela	39.3%		0.2
Reported SGA%	(26.5)%	(27.7)%	1.2
Mark-to-market (SGA)	(1.1)%	(2.4)%	1.3
Project K and cost reduction activities (SGA)	(1.0)%	(1.0)%	—
Other costs impacting comparability (SGA)	0.5%	—%	0.5
Integration and transactions costs (SGA)	(0.1)%	(0.1)%	—
Acquisitions/divestitures (SGA)	0.1%	—%	0.1
Venezuela remeasurement (SGA)	(0.1)%	—%	(0.1)
Comparable SGA%	(24.8)%	(24.2)%	(0.6)
Comparable SGA% excluding Venezuela	(25.0)%	(24.5)%	(0.5)
Foreign currency impact	(0.2)%		(0.2)
Currency-neutral comparable SGA%	(24.6)%		(0.4)
Currency-neutral comparable SGA% excluding Venezuela	(25.1)%		(0.6)
Reported operating margin	8.1%	7.0%	1.1
Mark-to-market	(3.3)%	(5.4)%	2.1
Project K and cost reduction activities	(2.4)%	(2.0)%	(0.4)
Other costs impacting comparability	0.5%	—%	0.5
Integration and transactions costs	(0.2)%	(0.3)%	0.1
Acquisitions/divestitures	—%	—%	—
Venezuela remeasurement	(0.9)%	—%	(0.9)
Comparable operating margin	14.4%	14.7%	(0.3)
Comparable operating margin excluding Venezuela	14.4%	14.6%	(0.2)
Foreign currency impact	0.2%		0.2
Currency-neutral comparable operating margin	14.2%		(0.5)
Currency-neutral comparable operating margin excluding Venezuela	14.2%		(0.4)
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Reported and currency-neutral comparable gross margin declined by 10 basis points in 2015 due to the impact of Venezuela. Excluding the impact of Venezuela, currency-neutral comparable gross margin would have increased by 20 basis points as a result of productivity savings, Project K savings, and deflation in commodities and packaging which was partially offset by higher distribution costs and investment in our foods such as the launch of granolas and mueslis across the globe and the renovation of existing foods such as Special K®.

Reported SG&A% improved 120 basis points primarily due to lower mark-to-market expense related to pension and postretirement benefit plans, improvements resulting from efficiency and effectiveness programs, and decreased brand building investment. These impacts were partially offset by the resetting of incentive compensation, reinvestment of Project K savings into sales capabilities including adding sales representatives, and re-establishing the Kashi business unit. Currency-neutral comparable SG&A% was worse by 40 basis points after excluding the impact of mark-to-market expense.

Our 2015 and 2014 comparable gross profit, comparable SGA, and comparable operating profit measures are reconciled to the directly comparable U.S. GAAP measures as follows:

(dollars in millions)	2015	2014
Reported gross profit (a)	$4,681	$5,063
Mark-to-market (COGS)	(296)	(438)
Project K and cost reduction activities (COGS)	(195)	(154)
Other costs impacting comparability (COGS)	—	—
Integration and transaction costs (COGS)	(15)	(23)
Acquisitions/divestitures (COGS)	12	—
Shipping day differences (COGS)	—	80
Venezuela remeasurement (COGS)	(112)	—
Comparable gross profit	$5,287	$5,598
Comparable gross profit excluding Venezuela	5,237	5,515
Foreign currency impact	(355)
Currency-neutral comparable gross profit	$5,642
Currency-neutral comparable gross profit excluding Venezuela	$5,506
Reported SGA	$3,590	$4,039
Mark-to-market (SGA)	(150)	(346)
Project K and cost reduction activities (SGA)	(128)	(144)
Other costs impacting comparability (SGA)	67	(6)
Integration and transaction costs (SGA)	(15)	(20)
Acquisitions/divestitures (SGA)	(8)	—
Shipping day differences (SGA)	—	(44)
Venezuela remeasurement (SGA)	(8)	—
Comparable SGA	$3,348	$3,479
Comparable SGA excluding Venezuela	$3,325	$3,451
Foreign currency impact	223
Currency-neutral comparable SGA	$3,571
Currency-neutral comparable SGA excluding Venezuela	$3,517
Reported operating profit	$1,091	$1,024
Mark-to-market	(446)	(784)
Project K and cost reduction activities	(323)	(298)
Other costs impacting comparability	67	(6)
Integration and transaction costs	(30)	(43)
Acquisitions/divestitures	4	—
Shipping day differences	—	36
Venezuela remeasurement	(120)	—
Comparable operating profit	$1,939	$2,119
Comparable operating profit excluding Venezuela	$1,912	$2,064
Foreign currency impact	(132)
Currency-neutral comparable operating profit	$2,071
Currency-neutral comparable operating profit excluding Venezuela	$1,989

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
Project K
In February 2017, the Company announced an expansion and an extension to its previously-announced global efficiency and effectiveness program (“Project K”), to reflect additional and changed initiatives. Project K is expected to continue generating a significant amount of savings that may be invested in key strategic areas of focus for the business or utilized to achieve our 2018 Margin Expansion target. The Company expects that these savings may be used to improve operating margins or drive future growth in the business.

In addition to the original program’s focus on strengthening existing businesses in core markets, increasing growth in developing and emerging markets, and driving an increased level of value-added innovation, the extended program will also focus on implementing a more efficient go-to-market model for certain businesses and creating a more efficient organizational design in several markets. Since inception, Project K has provided significant benefits and is expected to continue to provide a number of benefits in the future, including an optimized supply chain infrastructure, the implementation of global business services, a new global focus on categories, increased agility from a more efficient organization design, and improved effectiveness in go-to-market models.

We currently anticipate that Project K will result in total pre-tax charges, once all phases are approved and implemented, of $1.5 to $1.6 billion, with after-tax cash costs, including incremental capital investments, estimated to be approximately $1.1 billion. Cash expenditures of approximately $725 million have been incurred through the end of fiscal year 2016. Total cash expenditures, as defined, are expected to be approximately $300 million for 2017 and the balance thereafter. Total charges for Project K in 2017 are expected to be approximately $400 to $450 million.

We now expect annual cost savings generated from Project K will be approximately $600 to $700 million in 2019. The savings will be realized primarily in selling, general and administrative expense with additional benefit realized in gross profit as cost of goods sold savings are partially offset by negative volume and price impacts resulting from go-to-market business model changes. The overall savings profile of the project has been updated to reflect our go-to-market initiatives that will impact both selling, general and administrative expense and gross profit. We have realized approximately $300 million of annual savings through the end of 2016. Cost savings will continue to be utilized to increase margins and be strategically invested in areas such as in-store execution, sales capabilities, including adding sales representatives, re-establishing the Kashi business unit, and in the design and quality of our products. We have also invested in production capacity in developing and emerging markets, and in global category teams.

We funded much of the initial cash requirements for Project K through our supplier financing initiative. We are now able to fund much of the cash costs for the project through cash on hand as we have started to realize cash savings from the project.

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
Other Projects
In 2015 we initiated the implementation of a zero-based budgeting (ZBB) program in our North America business and during the first half of 2016 the program was expanded into our international businesses. We expect cumulative savings from the ZBB program to be approximately $450 to $500 million by the end of 2018, realized largely in selling, general and administrative expense.
In support of the ZBB initiative, we incurred pre-tax charges of approximately $25 million and $12 million during 2016 and 2015, respectively. We anticipate that ZBB will result in total cumulative pre-tax charges up to approximately $50 million through 2017 which will consist primarily of the design and implementation of business capabilities.
Foreign currency translation
The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily in the euro, British pound, Mexican peso, Australian dollar, Canadian dollar, and Russian ruble. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.

Interest expense
Interest expense in 2016 includes a $153 million pre-tax charge to redeem $475 million of 7.45% U.S. Dollar Debentures due 2031. The charge consisted primarily of a premium on the tender offer and also included accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees. Additionally, increased weighting of fixed rate debt versus the prior year as well as higher average debt levels resulted in higher interest expense. The increase in 2015 was driven by higher average levels of long-term debt and to higher interest rates, partially resulting from lower levels of debt swapped to a variable rate. Interest income (recorded in other income (expense), net) was (in millions), 2016-$5; 2015-$4; 2014-$8. We currently expect that our 2017 gross interest expense will be approximately $250 to $260 million.

(dollars in millions)				Change vs. prior year
	2016	2015	2014	2016	2015
Reported interest expense	$406	$227	$209
Amounts capitalized	4	4	5
Gross interest expense	$410	$231	$214	77.5%	7.9%
Income taxes
Our reported effective tax rates for 2016, 2015 and 2014 were 25.2%, 20.6%, and 22.6%, respectively. Comparable effective tax rates for 2016, 2015 and 2014 were 24.7%, 25.6%, and 28.2%, respectively.
The 2016 effective income tax rate benefited from excess tax benefits from share-based compensation totaling $36 million. The 2015 and 2014 effective income tax rates benefited from the mark-to-market loss recorded for our pension plans. Refer to Note 13 within Notes to Consolidated Financial Statements for further information. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory tax rates. Additionally, the rate could be impacted if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.
The following table provides a reconciliation of as reported to currency-neutral comparable income taxes and effective income tax rate for 2016 and 2015.

Consolidated results (dollars in millions, except per share data)	2016	2015
Reported income taxes	$233	$159
Mark-to-market	(59)	(148)
Project K and cost reduction activities	(85)	(94)
Other costs impacting comparability	(54)	(2)
Integration and transaction costs	(3)	(9)
Venezuela deconsolidation	—	—
Venezuela remeasurement	—	(20)
Comparable income taxes	$434	$432
Reported effective income tax rate	25.2%	20.6%
Mark-to-market	0.5	(4.6)
Project K and cost reduction activities	(0.3)	(0.8)
Other costs impact comparability	(0.9)	(0.9)
Integration and transaction costs	—	(0.2)
Venezuela deconsolidation	1.0	—
Venezuela remeasurement	0.2	1.5
Comparable effective income tax rate	24.7%	25.6%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

The following table provides a reconciliation of as reported to currency-neutral comparable income taxes and effective income tax rate for 2015 and 2014.

Consolidated results (dollars in millions, except per share data)	2015	2014
Reported income taxes	$159	$186
Mark-to-market	(148)	(271)
Project K and cost reduction activities	(94)	(80)
Other costs impacting comparability	(2)	(2)
Integration and transaction costs	(9)	(12)
Shipping day differences	—	11
Venezuela remeasurement	(20)	—
Comparable income taxes	$432	$540
Reported effective income tax rate	20.6%	22.6%
Mark-to-market	(4.6)	(5.8)
Project K and cost reduction activities	(0.8)	0.2
Other costs impact comparability	(0.9)	—
Integration and transaction costs	(0.2)	—
Shipping day differences	—	—
Venezuela remeasurement	1.5	—
Comparable effective income tax rate	25.6%	28.2%
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

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  In addition, we have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments.  Working capital is also impacted by the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock. We had negative working capital of $1.5 billion and $2.5 billion as of December 31, 2016 and January 2, 2016, respectively.
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
As of December 31, 2016 and January 2, 2016, we had $240 million and $231 million, respectively, of cash and cash equivalents held in international jurisdictions which will be used to fund capital and other cash requirements of international operations.
The following table sets forth a summary of our cash flows:

(dollars in millions)	2016	2015	2014
Net cash provided by (used in):
Operating activities	$1,628	$1,691	$1,793
Investing activities	(893)	(1,127)	(573)
Financing activities	(642)	(706)	(1,063)
Effect of exchange rates on cash and cash equivalents	(64)	(50)	13
Net increase (decrease) in cash and cash equivalents	$29	$(192)	$170
Operating activities
The principal source of our operating cash flows is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Our net cash provided by operating activities for 2016 totaled $1,628 million, a decrease of $63 million as compared to 2015. The decrease from the prior year is due primarily to $97 million of after-tax cash costs related to the $475 million redemption of our 7.45% U.S. Dollar Debentures due 2031 during the first quarter of 2016. In addition, the incremental cash benefit of the supplier financing program was approximately $160 million lower in 2016 as the program moves towards maturity. These year-over-year decreases were partly mitigated by lower cash outflows for Project K and taxes. Net cash provided by operating activities for 2015 amounted to $1,691 million, a decrease of $102 million compared with 2014. The decrease compared to the prior year is the result of the negative year over year impact of accounts receivable mitigated somewhat by the incremental cash flow benefit from the supplier financing initiative of approximately $210 million.
After-tax cash payments related to Project K were $147 million in 2016, $192 million in 2015, and $187 million in 2014.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 3 days and 15 days for 2016 and 2015, respectively. Core working capital in 2016 averaged 4.0% of net sales, compared to 6.2% in 2015 and 7.6% in 2014. In 2016, both our cash conversion cycle and core working capital showed improvements in days of trade payables outstanding which includes the positive impact of a supplier financing initiative. Days of trade receivables and inventory on hand increased slightly from 2015 to 2016.
Our total pension and postretirement benefit plan funding amounted to $33 million, $33 million and $53 million, in 2016, 2015 and 2014, respectively.
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
We currently project that we will make total U.S. and foreign benefit plan contributions in 2017 of approximately $42 million. Actual 2017 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.
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

(dollars in millions)	2016	2015	2014	2017 full year guidance
Net cash provided by operating activities	$1,628	$1,691	$1,793	$1,600-$1,700
Additions to properties	(507)	(553)	(582)	approx (500)
Cash flow	$1,121	$1,138	$1,211	$1,100-$1,200
year-over-year change	(1.5)%	(6.0)%
Investing activities
Our net cash used in investing activities for 2016 amounted to $893 million, a decrease of $234 million compared with 2015. In 2016, we acquired Parati, a manufacturer of biscuit, powdered beverage and pasta brands in Brazil for $381 million.

In 2015, we acquired, for $445 million, a 50% interest in Multipro Singapore Pte. Ltd., a leading distributor of a variety of food products in Nigeria and Ghana, and an option to purchase a minority interest in an affiliated food manufacturer. In addition to our joint venture investment in 2015, we also acquired Mass Foods and a majority interest in Bisco Misr.
Capital spending in 2016 included investments in our supply chain infrastructure, and to support capacity requirements in certain markets and products, including Pringles in Europe and the United States.

Net cash used in investing activities of $1,127 million in 2015 increased $554 million compared with 2014 due primarily to the 2015 acquisitions of Bisco Misr and Mass Foods described above.
Cash paid for additions to properties as a percentage of net sales decreased to 3.9% in 2016 from 4.1% in 2015, and 4.0% in 2014.
Financing activities
Our net cash used by financing activities was $642 million, $706 million and $1,063 million for 2016, 2015 and 2014, respectively.

Total debt was $7.8 billion and $7.7 billion at year-end 2016 and 2015, respectively.

In November 2016, we issued $600 million of seven-year 2.65% U.S. Dollar Notes and repaid our 1.875% $500 million U.S. Dollar Notes due 2016 at maturity.

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
During 2016, we purchased 6 million shares totaling $426 million. During 2015, we purchased 11 million shares totaling $731 million. During 2014, we purchased 11 million shares totaling $690 million.
We paid quarterly dividends to shareholders totaling $2.04 per share in 2016, $1.98 per share in 2015, and $1.90 per share in 2014. Total cash paid for dividends increased by 3.0% in both 2016 and 2015. On February 17, 2017, the board of directors declared a dividend of $.52 per common share, payable on March 15, 2017 to shareholders of record at the close of business on March 1, 2017.
In February 2014, we entered into an unsecured Five-Year Credit Agreement to replace the existing unsecured Four-Year Credit Agreement, which would have expired in March 2015. The Five-Year Credit Agreement allows us to borrow, on a revolving credit basis, up to $2.0 billion and expires in 2019.

In January 2017, we entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $800 million at any time outstanding.  The new credit facility contains customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.  There are no borrowings outstanding under the new credit facility.
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

We are in compliance with all covenants as of December 31, 2016. We continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected bolt-on acquisitions. This will be accomplished through our strong cash flow, our short-term borrowings, and our maintenance of credit facilities on a global basis.

During the first half of 2016, we executed a discrete customer program to extend customer payment terms.  In order to mitigate the net working capital impact of the extended terms, we entered into an agreement to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet.  The agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $700 million, but may be increased as additional financial institutions are added to the agreement.  During the year ended December 31, 2016, approximately $1.5 billion of accounts receivable have been sold via this arrangement. Accounts receivable sold of $562 million remained outstanding under this arrangement as of December 31, 2016.

In addition to the discrete customer program above, during 2016, we established an accounts receivable securitization program for certain customers which allows for extended customer payment terms.  In order to mitigate the net working capital impact of the extended terms, we entered into agreements with financial institutions to sell these receivables resulting in the receivables being de-recognized from our consolidated balance sheet.  The maximum funding from receivables that may be sold at any time is currently $600 million, but may be increased as additional financial institutions are added to the agreement.  During the year ended December 31, 2016, $839 million of accounts receivable have been sold through this program. As of December 31, 2016, approximately $292 million of accounts receivable sold under the securitization program remained outstanding, for which we received cash of approximately $255 million and a deferred purchase price asset of approximately $37 million.

Refer to Note 2 within Notes to Consolidated Financial Statements for further information related to the sale of accounts receivable.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off-balance sheet arrangements
At January 2, 2016 we did not have any material off-balance sheet arrangements. Refer to Note 2 within Notes to Consolidated Financial Statements for information on our accounts receivable securitization and factoring programs.

Contractual obligations
The following table summarizes our contractual obligations at December 31, 2016:

Contractual obligations	Payments due by period
(millions)	Total	2017	2018	2019	2020	2021	2022 and beyond
Long-term debt:
Principal	$7,379	$631	406	$506	$850	$527	$4,459
Interest (a)	2,362	228	218	201	191	157	1,367
Capital leases (b)	3	1	1	1	—	—	—
Operating leases (c)	625	172	143	104	71	66	69
Purchase obligations (d)	1,442	916	256	195	60	14	1
Uncertain tax positions (e)	16	16	—	—	—	—	—
Other long-term obligations (f)	856	166	51	56	96	206	281
Total	$12,683	$2,130	$1,075	$1,063	$1,268	$970	$6,177

(a)
Includes interest payments on our long-term debt and payments on our interest rate swaps. Interest calculated on our variable rate debt was forecasted using the LIBOR forward rate curve as of December 31, 2016.

(b)	The total expected cash payments on our capital leases include interest expense totaling less than $1 million over the periods presented above.

(c)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.

(d)
Purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2016, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(e)
As of December 31, 2016, our total liability for uncertain tax positions was $63 million, of which $16 million is expected to be paid in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $47 million.

(f)
Other long-term obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2016 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2022 as follows: 2017-$42; 2018-$32; 2019-$38; 2020-$75; 2021-$179; 2022-$198.

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
At December 31, 2016, we have property, plant and equipment of $3.6 billion, net of accumulated depreciation, on our balance sheet. Included in this amount are approximately $36 million of idle assets.

Goodwill and other intangible assets
We perform an impairment evaluation of goodwill and intangible assets with indefinite useful lives at least annually during the fourth quarter of each year in conjunction with our annual budgeting process.
Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. For the 2016 goodwill impairment test, the fair value of the reporting units was estimated based on market multiples. Our approach employs market multiples based on earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings for companies comparable to our reporting units. In the event the fair value determined using the market multiples approach is close to the carrying value, we may also supplement our fair value determination using discounted cash flows. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units.
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
At December 31, 2016, goodwill and other intangible assets amounted to $7.5 billion, consisting primarily of goodwill and brands associated with the 2001 acquisition of Keebler Foods Company and the 2012 acquisition of Pringles. Within this total, approximately $2.3 billion of non-goodwill intangible assets were classified as indefinite-lived, comprised principally of Keebler and Pringles trademarks. The majority of these intangible assets are recorded in our U.S. Snacks reporting unit. We currently believe that the fair value of our goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to our cash flows. The percentage of excess fair value over carrying value of the U.S. Snacks reporting unit was approximately 41% and 43% in 2016 and 2015, respectively. However, if we had used materially different assumptions, which we do not believe are reasonably possible, regarding the future performance of our business or a different market multiple in the valuation, this could have resulted in significant impairment losses.
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

To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 71% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis and future return expectations. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return have generally not been revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2016 of 8.5% equates to approximately the 62nd percentile expectation of our model. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 29% of our global benefit plan assets.
Based on consolidated benefit plan assets at December 31, 2016, a 100 basis point increase or decrease in the assumed rate of return would correspondingly increase or decrease 2016 benefits expense by approximately $54 million. For each of the three fiscal years, our actual return on plan assets exceeded (was less than) the recognized assumed return by the following amounts (in millions): 2016-$84; 2015-$(666); 2014-$(41).
To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components in our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 4.61%, our initial trend rate for 2017 of 4.75% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 0.25% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at December 31, 2016, a 100 basis point increase in the assumed health care cost trend rates would increase 2017 benefits expense by approximately $7 million and generate an immediate loss recognition of $111 million. A one percent increase in 2017 health care claims cost over that projected from the assumed trend rate would result in an experience loss of approximately $7 million and would increase 2017 expense by $0.2 million. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience loss arising from recognition of 2016 claims experience was approximately $5 million.
Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. At the end of 2014, we revised our mortality assumption after considering the Society of Actuaries' (SOA) updated mortality tables and improvement scale, as well as other mortality information available from the Social Security Administration to develop assumptions aligned with our expectation of future improvement rates. In determining the appropriate mortality assumptions as of December 31, 2016, we considered the SOA's 2016 updated improvement scale. The SOA's 2016 scale incorporates changes consistent with our view of future mortality improvements established in 2014. Therefore, we adopted the 2016 SOA improvement scale. This change to the mortality assumption decreased the year-end pension and other postretirement benefit obligations by $39 million and $10 million, respectively.
To conduct our annual review of discount rates, we selected the discount rate based on a cash-flow matching analysis using Willis Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments constituting the projected benefit obligation for the plans. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. A similar methodology is applied in Canada and Europe, except the smaller bond markets imply that yields between the 10th and 90th percentiles are preferable. We use a December 31 measurement date for our defined benefit plans. Accordingly, we select yield curves to measure our benefit obligations that are consistent with market indices during December of each year.

Based on consolidated obligations at December 31, 2016, a 25 basis point decline in the yield curve used for benefit plan measurement purposes would decrease 2017 benefits expense by approximately $3 million and would result in an immediate loss recognition of $230 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.
Despite the previously-described rigorous policies for selecting major actuarial assumptions, we periodically experience material actuarial losses due to differences between assumed and actual experience and due to changing economic conditions. During 2016, we recognized a net actuarial loss of approximately $307 million compared to a net actuarial loss of approximately $418 million in 2015. Of the total net loss recognized in 2016, approximately $393 million was related to assumption changes, primarily unfavorable changes in the discount rate which were partially offset by the change in mortality assumptions. The loss was offset by an $84 million gain from better than expected asset returns. Of the $418 million net loss recognized in 2015, approximately $(245)million was primarily related to favorable changes in the discount rate and other assumptions, $666 million was related to asset returns less than expected, and $(3) million was related to a discrete benefit resulting from certain events affecting our benefit programs.
During 2016, we made contributions in the amount of $18 million to Kellogg’s global tax-qualified pension programs. This amount was mostly non-discretionary. Additionally we contributed $15 million to our retiree medical programs.
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

As of December 31, 2016 substantially all foreign earnings were considered permanently invested.  Accumulated foreign earnings of approximately $1.9 billion, primarily in Europe, were considered indefinitely reinvested.  Due to the varying tax laws around the world and fluctuation in foreign exchange rates, it is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, would be dependent on circumstances existing when a repatriation, sale, or liquidation occurs.
We recognize tax benefits associated with uncertain tax positions when, in our judgment, it is more likely than not that the positions will be sustained upon examination by a taxing authority. For tax positions that meet the more likely than not recognition threshold, we initially and subsequently measure the tax benefits as the largest amount that we judge to have a greater than 50% likelihood of being realized upon ultimate settlement. Our liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of tax audits, new or emerging legislation and tax planning. The tax position will be derecognized when it is no longer more likely than not of being sustained. Significant adjustments to our liability for unrecognized tax benefits impacting our effective tax rate are separately presented in the rate reconciliation table of Note 13 within Notes to Consolidated Financial Statements.
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

ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS
Simplifying the test for goodwill impairment. In January 2017, the Financial Accounting Standards Board (FASB) issued an ASU to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU should be applied on a prospective basis. We are currently assessing the impact and timing of adoption of this ASU.
Intra-entity transfers of assets other than inventory. In October 2016, the FASB, as part of their simplification initiative, issued an ASU to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Current Generally Accepted Accounting Principles (GAAP) prohibit recognition of current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments in the ASU eliminate the exception, such that entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. That is, early adoption should be the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the period of adoption.  We will adopt the updated standard in the first quarter of 2017. As a result of a 2017 transaction, we anticipate a $38 million income tax benefit in the first quarter of 2017.
Classification of certain cash receipts and payments. In August 2016, the FASB issued an ASU to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows.  The ASU is  effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.   The amendments in this ASU should be applied retrospectively.  We are currently assessing the impact and timing of adoption of the ASU.
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

Recognition and measurement of financial assets and liabilities. In January 2016, the FASB issued an ASU which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. Entities should apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We will adopt the updated standard in the first quarter of 2018 and do not expect the adoption of this guidance to have a significant impact on our financial statements.

Revenue from contracts with customers. In May 2014, the FASB issued an ASU which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. We will adopt the guidance in the first quarter of 2018, using a modified retrospective transition method, and the adoption is not expected to have a significant impact on our historical financial statements or future financial position or results of operations.

FUTURE OUTLOOK
We provide guidance on a currency-neutral comparable basis. On this basis, we expect net sales to be down approximately 2% in 2017. Slightly more than one point of this decline is associated with price reductions and an expected volume decline associated with our exit from Direct Store Delivery (DSD) in U.S. Snacks. This initiative could create an unusual degree of variability in our net sales in 2017. The remainder of the business is expected to be flat to down 1%. We expect a slow start to the year, as a result of lower-than-anticipated consumption performance, trade-inventory reductions, challenges in our U.K. business, and price-elasticity as we execute revenue growth management initiatives across our business.

From a profitability standpoint, we expect currency-neutral comparable gross margin to increase as a result of price realization efforts and productivity initiatives, though partially offset by the impact of the change in our U.S. Snacks go-to-market model. Finally, we expect currency-neutral comparable operating profit growth in the range of 7 to 9 percent and currency-neutral comparable EPS to increase in the range of 8 to 10 percent.

We expect that full-year operating cash flow will be between $1.1 and $1.2 billion, including roughly $300 million in expenditures related to Project K as well as capital spending of 3 to 4 percent of net sales.

Non-GAAP Financial Measures
Forward-looking guidance for comparable net sales, comparable operating profit, comparable operating profit margin, comparable net income attributable to Kellogg, comparable diluted EPS, and cash flow is included in this filing. Guidance for net sales and operating profit excludes the impact of mark-to-market adjustments, integration costs, costs related to Project K, acquisitions, dispositions, foreign-currency translation, remeasurement of the Venezuelan business, and other items that could affect comparability. Guidance for earnings per share excludes the impact of mark-to-market adjustments, integration costs, costs related to Project K, foreign-currency translation, remeasurement of the Venezuelan business, and other items that could affect comparability; it includes the impact of acquisitions and dispositions. We have provided these non-GAAP measures for future guidance for the same reasons that were outlined above for historical non-GAAP measures.

We are unable to reasonably estimate the potential full-year financial impact of mark-to-market adjustments, Venezuela remeasurement, acquisitions or dispositions because these impacts are dependent on future changes in market conditions (interest rates, return on assets, and commodity prices) or future decisions to be made by our management team and Board of Directors. As a result, these items are not included in the guidance provided. Therefore, we are unable to provide a full reconciliation of these non-GAAP measures used in our guidance without unreasonable effort as certain information necessary to calculate such measure on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company.

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance:

Reconciliation of Non-GAAP amounts - 2017 Full Year Guidance*

	Net Sales	Operating Profit	EPS
Currency-Neutral Comparable Guidance	(2.0%)	7.0% - 9.0%	$4.03 - $4.09
Foreign currency impact	(2.0)%	(2.4)%	($.12)
Comparable Guidance	(4.0%)	4.6% - 6.6%	$3.91 - $3.97

Impact of certain items that are excluded from Non-GAAP guidance:
Project K and cost reduction activities	—	(2.8%) - (6.3%)	($1.28) - ($1.14)
Integration costs	—	(0.1%) - 0.3%	($.04) - ($.02)
Acquisitions/dispositions	1.4%	1.0%	$.08
Income tax benefit applicable to adjustments, net**			$.37 - $.33
* 2017 full year guidance for net sales, operating profit, and earnings per share are provided on a non-GAAP, comparable and currency-neutral comparable basis only because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company. The Company is providing quantification of known adjustment items where available.

** Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(millions)	Approximate
Full Year 2017
Net cash provided by (used in) operating activities	$1,600 - $1,700
Additions to properties	($500)
Cash Flow	$1,100 - $1,200

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our company is exposed to certain market risks, which exist as a part of our ongoing business operations. We use derivative financial and commodity instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. Refer to Note 14 within Notes to Consolidated Financial Statements for further information on our derivative financial and commodity instruments.
Foreign exchange risk
Our company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany transactions, and when applicable, nonfunctional currency denominated third-party debt. Our company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, our company is exposed to volatility in the translation of foreign currency denominated earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the euro, British pound, Mexican peso, Australian dollar, Canadian dollar and Russian ruble, and in the case of inter-subsidiary transactions, the British pound versus the euro. We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements may be established in conjunction with the term of underlying debt issuances.
The total notional amount of foreign currency derivative instruments at year-end 2016 was $1.4 billion, representing a settlement receivable of $16 million. The total notional amount of foreign currency derivative instruments at year-end 2015 was $1.2 billion, representing a settlement receivable of $13 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities, and mature within 18 months. Assuming an unfavorable 10% change in year-end exchange rates, the settlement receivable would have become a settlement obligation of $46 million at year-end 2016 and the settlement receivable at year-end 2015 would have become a settlement obligation of $77 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
Venezuela was designated as a highly inflationary economy as of the beginning of our 2010 fiscal year. Since that time, the functional currency for our operations in Venezuela has been the U.S. dollar, which in turn, required bolivar denominated monetary assets and liabilities to be remeasured into U.S. dollars using an exchange rate at which such balances could be settled as of the balance sheet date. In addition, revenues and expenses have been recorded in U.S. dollars at an appropriate rate on the date of the transaction. Gains and losses resulting from the remeasurement of the bolivar denominated monetary assets and liabilities were recorded in earnings.

As of December 31, 2016, we deconsolidated and changed to the cost method of accounting for our Venezuelan subsidiary. Beginning in fiscal year 2017, we will no longer include the financial statements of our Venezuelan subsidiary within our consolidated financial statements. Please refer to Note 16 for more information regarding our operations in Venezuela.
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
During 2016 and 2015, we entered into interest rate swaps, and in some instances terminated interest rate swaps, in connection with certain U.S. Dollar and Euro Notes. Refer to Note 8 within Notes to Consolidated Financial Statements. The total notional amount of interest rate swaps at year-end 2016 was $2.2 billion, representing a settlement obligation of $64 million. There were no outstanding interest rate swaps as of year-end 2015. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $17 million at year-end 2016. As there were no interest rate swaps or variable rate debt outstanding at year-end 2015, changes in interest rates would have no impact to annual interest expense.

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
The total notional amount of commodity derivative instruments at year-end 2016 was $437 million, representing a settlement receivable of approximately $6 million. The total notional amount of commodity derivative instruments at year-end 2015 was $470 million, representing a settlement obligation of approximately $43 million. Assuming a 10% decrease in year-end commodity prices, the settlement receivable would become a settlement obligation of approximately $20 million at year-end 2016, and the settlement obligation would increase approximately $27 million at year-end 2015, generally offset by a reduction in the cost of the underlying commodity purchases.
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
Reciprocal collateralization agreements
In some instances we have reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a net liability position to us or our counterparties exceeds a certain amount. As of December 31, 2016 we had posted collateral of $41 million in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet. As of January 2, 2016, we had no collateral posting requirements related to reciprocal collateralization agreements. As of December 31, 2016 and January 2, 2016, we posted $7 million and $51 million, respectively, in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)	2016	2015	2014
Net sales	$13,014	$13,525	$14,580
Cost of goods sold	8,259	8,844	9,517
Selling, general and administrative expense	3,360	3,590	4,039
Operating profit	$1,395	$1,091	$1,024
Interest expense	406	227	209
Other income (expense), net	(62)	(91)	10
Income before income taxes	927	773	825
Income taxes	233	159	186
Earnings (loss) from unconsolidated entities	1	—	(6)
Net income	$695	$614	$633
Net income (loss) attributable to noncontrolling interests	1	—	1
Net income attributable to Kellogg Company	$694	$614	$632
Per share amounts:
Basic	$1.98	$1.74	$1.76
Diluted	$1.96	$1.72	$1.75
Dividends per share	$2.04	$1.98	$1.90
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2016			2015			2014
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$695			$614			$633
Other comprehensive income:
Foreign currency translation adjustments	$(230)	$(24)	(254)	$(170)	$(26)	(196)	$(231)	$(32)	(263)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(55)	22	(33)	8	(3)	5	(35)	18	(17)
Reclassification to net income	11	(6)	5	(23)	3	(20)	(10)	2	(8)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	—	—	—	—	—	—	(8)	3	(5)
Prior service credit (cost)	21	(7)	14	63	(24)	39	10	(3)	7
Reclassification to net income:
Net experience loss	3	(1)	2	3	(1)	2	3	(1)	2
Prior service cost	5	(1)	4	9	(3)	6	10	(3)	7
Venezuela deconsolidation loss	63	—	63	—	—	—	—	—	—
Other comprehensive income (loss)	$(182)	$(17)	$(199)	$(110)	$(54)	$(164)	$(261)	$(16)	$(277)
Comprehensive income			$496			$450			$356
Net income (loss) attributable to noncontrolling interests			1			—			1
Other comprehensive income (loss) attributable to noncontrolling interests			—			(1)			—
Comprehensive income attributable to Kellogg Company			$495			$451			$355
Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET

(millions, except share data)	2016	2015
Current assets
Cash and cash equivalents	$280	$251
Accounts receivable, net	1,231	1,344
Inventories	1,238	1,250
Other current assets	191	391
Total current assets	2,940	3,236
Property, net	3,569	3,621
Goodwill	5,166	4,968
Other intangibles, net	2,369	2,268
Investment in unconsolidated entities	438	456
Other assets	629	702
Total assets	$15,111	$15,251
Current liabilities
Current maturities of long-term debt	$631	$1,266
Notes payable	438	1,204
Accounts payable	2,014	1,907
Other current liabilities	1,391	1,362
Total current liabilities	4,474	5,739
Long-term debt	6,698	5,275
Deferred income taxes	525	685
Pension liability	1,024	946
Other liabilities	464	468
Commitments and contingencies
Equity
Common stock, $.25 par value, 1,000,000,000 shares authorized Issued: 420,472,901 shares in 2016 and 420,315,589 shares in 2015	105	105
Capital in excess of par value	806	745
Retained earnings	6,571	6,597
Treasury stock, at cost 69,403,567 shares in 2016 and 70,291,514 shares in 2015	(3,997)	(3,943)
Accumulated other comprehensive income (loss)	(1,575)	(1,376)
Total Kellogg Company equity	1,910	2,128
Noncontrolling interests	16	10
Total equity	1,926	2,138
Total liabilities and equity	$15,111	$15,251
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity	Total comprehensive income (loss)
	shares	amount			shares	amount
Balance, December 28, 2013	420	$105	$626	$6,749	57	$(2,999)	$(936)	$3,545	$62	$3,607	$1,818
Common stock repurchases					11	(690)		(690)		(690)
Net income (loss)				632				632	1	633	633
Dividends				(680)				(680)	(1)	(681)
Other comprehensive income							(277)	(277)		(277)	(277)
Stock compensation			29					29		29
Stock options exercised and other			23	(12)	(4)	219		230		230
Balance, January 3, 2015	420	$105	$678	$6,689	64	$(3,470)	$(1,213)	$2,789	$62	$2,851	$356
Common stock repurchases					11	(731)		(731)		(731)
Net income (loss)				614				614		614	614
Acquisition of noncontrolling interest								—	7	7
VIE deconsolidation								—	(58)	(58)
Dividends				(700)				(700)		(700)
Other comprehensive loss							(163)	(163)	(1)	(164)	(164)
Stock compensation			51					51		51
Stock options exercised and other			16	(6)	(5)	258		268		268
Balance, January 2, 2016	420	$105	$745	$6,597	70	$(3,943)	$(1,376)	$2,128	$10	$2,138	$450
Common stock repurchases					6	(426)		(426)		(426)
Net income (loss)				694				694	1	695	695
Acquisition of noncontrolling interest								—	5	5
Dividends				(716)				(716)		(716)
Other comprehensive loss							(199)	(199)	—	(199)	(199)
Stock compensation			63					63		63
Stock options exercised and other			(2)	(4)	(7)	372		366		366
Balance, December 31, 2016	420	$105	$806	$6,571	69	$(3,997)	$(1,575)	$1,910	$16	$1,926	$496
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)	2016	2015	2014
Operating activities
Net income	$695	$614	$633
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	517	534	503
Postretirement benefit plan expense	198	320	803
Deferred income taxes	(26)	(169)	(254)
Stock compensation	63	51	37
Venezuela deconsolidation	72	—	—
Venezuela remeasurement	11	169	—
VIE deconsolidation	—	(49)	—
Other	(74)	(13)	(125)
Postretirement benefit plan contributions	(33)	(33)	(53)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	21	(127)	131
Inventories	7	(42)	(30)
Accounts payable	124	427	96
Accrued income taxes	4	29	87
Accrued interest expense	7	5	(2)
Accrued and prepaid advertising, promotion and trade allowances	14	7	(21)
Accrued salaries and wages	(7)	20	(7)
All other current assets and liabilities	35	(52)	(5)
Net cash provided by (used in) operating activities	$1,628	$1,691	$1,793
Investing activities
Additions to properties	$(507)	$(553)	$(582)
Acquisitions, net of cash acquired	(398)	(161)	—
Reduction of cash due to Venezuela deconsolidation	(2)	—	—
Investments in unconsolidated entities	27	(456)	(6)
Other	(13)	43	15
Net cash provided by (used in) investing activities	$(893)	$(1,127)	$(573)
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	(918)	443	183
Issuances of notes payable, with maturities greater than 90 days	1,961	214	1,030
Reductions of notes payable, with maturities greater than 90 days	(1,831)	(283)	(1,124)
Issuances of long-term debt	2,657	696	952
Reductions of long-term debt	(1,737)	(606)	(960)
Net issuances of common stock	368	261	217
Common stock repurchases	(426)	(731)	(690)
Cash dividends	(716)	(700)	(680)
Other	—	—	9
Net cash provided by (used in) financing activities	$(642)	$(706)	$(1,063)
Effect of exchange rate changes on cash and cash equivalents	(64)	(50)	13
Increase (decrease) in cash and cash equivalents	$29	$(192)	$170
Cash and cash equivalents at beginning of period	251	443	273
Cash and cash equivalents at end of period	$280	$251	$443

Supplemental cash flow disclosures:
Interest paid	$405	$228	$209
Income taxes paid	$256	$337	$414

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$161	$147	$136

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
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2016 and 2015 fiscal years each contained 52 weeks and ended on December 31, 2016 and January 2, 2016, respectively. The Company’s 2014 fiscal year ended on January 2, 2015, and included a 53rd week. While quarters normally consist of 13-week periods, the fourth quarter of fiscal 2014 included a 14th week.
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
Accounts receivable
Accounts receivable consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts and prompt payment discounts. Trade receivables do not bear interest. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data. Account balances are written off against the allowance when management determines the receivable is uncollectible. As of year-end 2016 and 2015, the Company's off-balance sheet credit exposure related to its customers was insignificant. Please refer to Note 2 for information on sales of accounts receivable.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined on an average cost basis.
Property
The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 5-30; office equipment 4-5; computer equipment and capitalized software 3-7; building components 15-25; building structures 30-50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. As of year-end 2016 and 2015, the carrying value of assets held for sale was insignificant.

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
Accounts payable
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into the agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers.  As of December 31, 2016, $677 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $507 million of those payment obligations to participating financial institutions. As of January 2, 2016, $524 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $425 million of those payment obligations to participating financial institutions.
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
The Company classifies pre-tax stock compensation expense in SGA and COGS expense within its corporate operations. Expense attributable to awards of equity instruments is recorded in capital in excess of par value in the Consolidated Balance Sheet.
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

As of December 31, 2016 substantially all foreign earnings were considered permanently invested.  Due to the varying tax laws around the world and fluctuation in foreign exchange rates, it is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, would be dependent on circumstances existing when a repatriation, sale, or liquidation occurs. Income taxes are provided on the portion of foreign earnings that is expected to be remitted to and taxable in the United States.
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
Reportable segments are allocated service cost and amortization of prior service cost. All other components of pension and postretirement benefit expense, including interest cost, expected return on assets, and experience gains and losses are considered unallocated corporate costs and are not included in the measure of reportable segment operating results. See Note 18 for more information on reportable segments. Management reviews the

Company’s expected long-term rates of return annually; however, the benefit trust investment performance for one particular year does not, by itself, significantly influence this evaluation. The expected rates of return are generally not revised provided these rates fall between the 25th and 75th percentile of expected long-term returns, as determined by the Company’s modeling process.
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

New accounting standards
Improvements to employee share-based payment accounting. In March 2016, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) as part of its simplification initiative. The Company early adopted the accounting standard update in the first quarter of 2016. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The main provisions of the ASU are as follows:

•
Excess tax benefits and deficiencies for share-based payments are recorded as an adjustment of income taxes and reflected in operating cash flows after adoption of this ASU. Excess tax benefits and deficiencies were previously recorded in equity and as financing cash flows prior to adoption of this ASU. As a result of adoption, the company recognized a $36 million tax benefit during the year ended December 31, 2016.  Adoption also resulted in a $36 million increase in operating cash flows and a corresponding $36 million reduction in financing cash flows for the year ended December 31, 2016. See Note 13 for more information on the impact of this accounting change.

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

Balance sheet classification of deferred taxes. In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Entities should apply the new guidance either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted the updated standard in the first quarter of 2016, on a prospective basis. The year-end 2015 balance for current deferred tax assets and liabilities was $227 million and $(9) million, respectively.  Please see Note 13 for more information on the Company’s deferred tax assets and liabilities. Prior period balances have not been adjusted.

Simplifying the accounting for measurement-period adjustments. In September 2015, the FASB issued an ASU to simplify the accounting for measurement-period adjustments for items in a business combination. The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Entities should apply the new guidance prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier application permitted for financial statements that have not been issued. The Company adopted the updated standard in the first quarter of 2016 with no significant impact to the financial statements.

Disclosures for investments in certain entities that calculate net asset value per share. In May 2015, the FASB issued an ASU to provide new guidance requiring investments measured at net asset value (NAV), as a practical expedient for fair value, to be excluded from the fair value hierarchy. The Company adopted the standard in the first quarter of 2016 with no significant impact on its financial statements. See Notes 10 and 11 for additional information regarding the adoption.

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

Disclosure of uncertainties about an entity’s ability to continue as a going concern. In August 2014, the FASB issued an ASU requiring management to assess an entity’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. The standard is effective for annual reporting periods, and interim periods therein, ending after December 15, 2016. Accordingly, the Company adopted this ASU and evaluated the Company’s ability to continue as a going concern as well as the need for related footnote disclosure. The Company has concluded no disclosure is necessary regarding the entity’s ability to continue as a going concern.

Accounting standards to be adopted in future periods
Simplifying the test for goodwill impairment. In January 2017, the FASB issued an ASU to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU should be applied on a prospective basis. The Company is currently assessing the impact and timing of adoption of this ASU.
Intra-entity transfers of assets other than inventory. In October 2016, the FASB, as part of their simplification initiative, issued an ASU to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Current Generally Accepted Accounting Principles (GAAP) prohibit recognition of current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments in the ASU eliminate the exception, such that entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. That is, early adoption should be the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the period of adoption.  The Company will adopt the updated standard in the first quarter of 2017. As a result of a 2017 transaction, we anticipate a $38 million reduction in income tax expense in the first quarter of 2017.
Classification of certain cash receipts and payments. In August 2016, the FASB issued an ASU to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.   The amendments in this ASU should be applied retrospectively.  The Company is currently assessing the impact and timing of adoption of the ASU.
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

Recognition and measurement of financial assets and liabilities. In January 2016, the FASB issued an ASU which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. Entities should apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company will adopt the updated standard in the first quarter of 2018 and does not expect the adoption of this guidance to have a significant impact on its financial statements.

Revenue from contracts with customers. In May 2014, the FASB issued an ASU which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. The Company will adopt the guidance in the first quarter of 2018, using a modified retrospective transition method, and the adoption is not expected to have a significant impact on its historical financial statements.

NOTE 2
SALE OF ACCOUNTS RECEIVABLE

In March 2016, the Company entered into an agreement (the “Receivable Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Receivable Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is $700 million (increased from $550 million as of October 1, 2016).  During 2016, approximately $1.5 billion of accounts receivable have been sold via this arrangement. Accounts receivable sold of $562 million remained outstanding under this arrangement as of December 31, 2016. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is approximately $5 million for the year ended December 31, 2016 and is included in Other income and expense.

In July 2016, the Company entered into a $200 million U.S. accounts receivable securitization program with third party financial institutions. Subsequently during 2016 the program was amended to increase to its current capacity of $600 million. Under the program, we receive cash consideration of up to $600 million and a deferred purchase price asset for the remainder of the purchase price. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. This securitization program utilizes Kellogg Funding Company (Kellogg Funding), a wholly-owned subsidiary of the Company. Kellogg Funding's sole business consists of the purchase of receivables, from its parent or other subsidiary and subsequent transfer of such receivables and related assets to financial institutions. Although Kellogg Funding is included in our consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of Kellogg Funding assets prior to any assets or value in Kellogg Funding becoming available to the Company or its subsidiaries. The assets of Kellogg Funding are not available to pay creditors of the Company or its subsidiaries. This program expires in July 2017, but can be renewed with consent from the parties to the program.

During the year ended December 31, 2016, $839 million of accounts receivable have been sold via the accounts receivable securitization program. As of December 31, 2016, approximately $292 million of accounts receivable sold to Kellogg Funding under the securitization program remained outstanding, for which the Company received net cash proceeds of approximately $255 million and a deferred purchase price asset of approximately $37 million. The portion of the purchase price for the receivables which is not paid in cash by the financial institutions is a deferred purchase price asset, which is paid to Kellogg Funding as payments on the receivables are collected from customers. The deferred purchase price asset represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price asset is included in Other current assets on the Consolidated Balance Sheet. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is included in Other income and expense and is not material.

The Company has no retained interests in the receivables sold under the programs above, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of December 31, 2016 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. During the year ended December 31, 2016, $164 million of accounts receivable have been sold via these programs. Accounts receivable sold of $124 million remained outstanding under these programs as of December 31, 2016. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on the sale of these receivables is included in Other income and expense and is not material.

NOTE 3
GOODWILL AND OTHER INTANGIBLE ASSETS

Parati acquisition
In December 2016, the Company acquired Ritmo Investimentos, controlling shareholder of Parati S/A, Afical Ltda and Padua Ltda ("Parati Group"), a leading Brazilian food group for approximately BRL1.38 billion ($381 million) or $379 million, net of cash and cash equivalents. The purchase price is subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the acquisition date compared to targeted amounts. The acquisition was accounted for under the purchase price method and was financed with cash on hand and short-term borrowings. The assets and liabilities of the Parati Group are included in the Consolidated Balance Sheet as of December 31, 2016 within the Latin America segment. The acquired assets and assumed liabilities include the following:

(millions)	December 1, 2016
Current assets	$44
Property	76
Goodwill	241
Intangible assets	121
Current liabilities	(48)
Non-current deferred tax liability and other	(55)
$379
The above amounts represent the preliminary allocation of purchase price and are subject to revision when the working capital and net debt adjustments to the purchase price are agreed between the parties and appraisals are finalized for property and intangible assets. These items will be finalized during 2017.

As of December 31, 2016, no tax basis on intangibles has been recorded as a result of the acquisition. The Company is evaluating the ability to legally merge its Brazilian current and acquired legal entities, which could result in tax basis on some intangible assets which modify the purchase price allocation adjustments between goodwill and deferred tax assets and liabilities.

A portion of the acquisition price aggregating $67 million was placed in escrow in favor of the seller for general representations and warranties, as well as pending resolution of certain contingencies arising from the business prior to the acquisition. The Company is still evaluating these amounts, which could result in the recognition of certain contingent liabilities along with corresponding receivables from the escrow account.

In September 2016, the Company acquired a majority ownership interest in a natural, bio-organic certified breakfast company for €3 million, which was accounted for under the purchase method and financed with cash on hand. The assets, which primarily consist of indefinite lived intangible assets and goodwill, and liabilities, including non-controlling interests, are included in the Consolidated Balance Sheet as of December 31, 2016, within the Europe segment.

In March 2016, the Company completed the acquisition of an organic and natural snack company for $18 million, which was accounted for under the purchase method and financed with cash on hand. The assets, which primarily consist of indefinite lived brands, and liabilities are included in the Consolidated Balance Sheet as of December 31, 2016 within the North America Other segment.

Bisco Misr acquisition
In January 2015, the Company completed its acquisition of a majority interest in Bisco Misr, the number one packaged biscuits company in Egypt, for $125 million, or $117 million net of cash and cash equivalents acquired. The acquisition was accounted for under the purchase method and was financed through cash on hand. The assets and liabilities of Bisco Misr are included in the Consolidated Balance Sheet as of December 31, 2016 and January 2, 2016 and the results of its operations subsequent to the acquisition date, which are immaterial, are included in the Consolidated Statement of Income within the Europe operating segment. In addition, the pro-forma effect of this acquisition, if the acquisition had been completed at the beginning of 2014, would have been immaterial.

The acquired assets and assumed liabilities include the following:

(millions)	January 18, 2015
Current assets	$11
Property	79
Goodwill	59
Intangible assets and other	30
Current liabilities	(15)
Other non current liabilities, primarily deferred taxes	(27)
Non-controlling interests	(20)
$117

Goodwill, which is not expected to be deductible for statutory tax purposes, is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded primarily reflects the value of providing an established platform to leverage the Company's existing brands in the markets served by Bisco Misr as well as any intangible assets that do not qualify for separate recognition. The allocation of purchase price was finalized in the 4th quarter of 2015.

In October 2015, the Company acquired additional ownership in Bisco Misr through payment of $13 million to non-controlling interests, which is reported as financing activity on the consolidated statement of cash flows. As of December 31, 2016 and January 2, 2016, the Company owns greater than 95% of Bisco Misr outstanding shares.

Mass Foods Acquisition
In September 2015, the Company completed the acquisition of Mass Foods, Egypt's leading cereal company, for $46 million, or $44 million net of cash and cash equivalents acquired. The purchase price was subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the acquisition date compared to targeted amounts. During 2016, the purchase price was finalized resulting in a reduction in the purchase price of $3 million. The acquisition was accounted for under the purchase method and financed through cash on hand. The assets and liabilities of Mass Foods are included in the Consolidated Balance Sheet as of December 31, 2016 and January 2, 2016 and the results of its operations subsequent to the acquisition date, which are immaterial, are included in the Consolidated Statement of Income within the Europe reportable segment. The pro-forma effect of this acquisition, if the acquisition had been completed at the beginning of 2014, would have been immaterial. The acquired assets and liabilities assumed include the following: Current assets - $8 million, Property, intangible assets and goodwill - $46 million, Current and non-current liabilities - $13 million. Goodwill, which is not expected to be deductible for statutory tax purposes, is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded primarily reflects the value of providing an established platform to leverage the Company's existing brands in the markets served by Mass Foods as well as any intangibles that do not qualify for separate recognition. The allocation of purchase price was finalized during 2016.

Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer lists, and indefinite-lived intangible assets, consisting of brands, are presented in the following tables:

Changes in the carrying amount of goodwill
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 3, 2015	$131	$3,589	$82	$465	$389	$83	$232	$4,971
Additions	—	—	—	—	81	—	—	81
VIE deconsolidation	—	(21)	—	—	—	—	—	(21)
Currency translation adjustment	—	—	—	(9)	(39)	(7)	(8)	(63)
January 2, 2016	$131	$3,568	$82	$456	$431	$76	$224	$4,968
Additions	—	—	—	—	4	241	—	245
Currency translation adjustment	—	—	—	1	(59)	11	—	(47)
December 31, 2016	$131	$3,568	$82	$457	$376	$328	$224	$5,166

Intangible assets subject to amortization
(millions) Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 3, 2015	$8	$65	$—	$5	$38	$6	$10	$132
Additions	—	—	—	—	9	—	—	9
VIE Deconsolidation	—	(23)	—	—	—	—	—	(23)
Currency translation adjustment	—	—	—	—	(2)	—	—	(2)
January 2, 2016	$8	$42	$—	$5	$45	$6	$10	$116
Additions	—	—	—	—	—	29	—	29
Currency translation adjustment	—	—	—	—	(5)	1	—	(4)
December 31, 2016	$8	$42	$—	$5	$40	$36	$10	$141

Accumulated Amortization
January 3, 2015	$8	$16	$—	$4	$7	$6	$2	$43
VIE deconsolidation	—	(4)	—	—	—	—	—	(4)
Amortization	—	4	—	—	4	—	—	8
January 2, 2016	$8	$16	$—	$4	$11	$6	$2	$47
Amortization (a)	—	3	—	—	3	—	1	7
December 31, 2016	$8	$19	$—	$4	$14	$6	$3	$54

Intangible assets subject to amortization, net
January 3, 2015	$—	$49	$—	$1	$31	$—	$8	$89
Additions	—	—	—	—	9	—	—	9
Amortization	—	(4)	—	—	(4)	—	—	(8)
VIE Deconsolidation	—	(19)	—	—	—	—	—	(19)
Currency translation adjustment	—	—	—	—	(2)	—	—	(2)
January 2, 2016	$—	$26	$—	$1	$34	$—	$8	$69
Additions	—	—	—	—	—	29	—	29
Amortization (a)	—	(3)	—	—	(3)	—	(1)	(7)
Currency translation adjustment	—	—	—	—	(5)	1	—	(4)
December 31, 2016	$—	$23	$—	$1	$26	$30	$7	$87
(a) The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $8 million for 2017 and 2018 and $7 million per year thereafter through 2021.

Intangible assets not subject to amortization
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 3, 2015	$—	$1,625	$—	$158	$423	$—	$—	$2,206
Additions	—	—	—	—	36	—	—	36
Currency translation adjustment	—	—	—	—	(43)	—	—	(43)
January 2, 2016	$—	$1,625	$—	$158	$416	$—	$—	$2,199
Additions	—	—	—	18	3	92	—	113
Contribution to joint venture	—	—	—	—	(5)	—	—	(5)
Currency translation adjustment	—	—	—	—	(31)	6	—	(25)
December 31, 2016	$—	$1,625	$—	$176	$383	$98	$—	$2,282

NOTE 4
INVESTMENTS IN UNCONSOLIDATED ENTITIES

In January 2016, the Company formed a Joint Venture with Tolaram Africa to develop snacks and breakfast foods for the West African market. In connection with the formation, the Company contributed rights to indefinitely use the Company's brands for this market and these categories, including the Pringles brand. Accordingly, the Company recorded a contribution of $5 million of intangible assets not subject to amortization with a corresponding increase in Investments in unconsolidated entities during 2016, which represents the value attributed to the Pringles brand for this market.

In September 2015, the Company acquired, for $445 million, a 50% interest in Multipro Singapore Pte. Ltd. (Multipro), a leading distributor of a variety of food products in Nigeria and Ghana and also obtained an option to acquire 24.5% of an affiliated food manufacturing entity under common ownership based on a fixed multiple of future earnings as defined in the agreement (Purchase Option). The purchase price was subject to final adjustments based on Multipro's 2015 earnings, as defined in the agreement, which was finalized during the quarter ended July 2, 2016. The final purchase price adjustment resulted in a $27 million reduction in the purchase price, which reduced the carrying amount of the investment. The acquisition of the 50% interest is accounted for under the equity method of accounting. The Purchase Option, which was recorded at cost and will be monitored for impairment through the exercise period, which is upon the earlier of the entity achieving a minimum level of earnings as defined in the agreement, in which case the Company has a 1 year exercise period, or 2020.
The difference between the amount paid for Multipro and the underlying equity in net assets is primarily attributable to intangible assets, a portion of which is being amortized over future periods, and goodwill.
Summarized unaudited combined financial information for the Company’s investments in unconsolidated entities is as follows (on a 100% basis, excluding amortization):

Statement of Operations
(millions)	2016	2015
Net sales:
Multipro (a)	$662	$240
Others	46	49
Total net sales	$708	$289
Gross profit:
Muiltipro (a)	$71	$32
Others	10	12
Total gross profit	$81	$44
Income before income taxes (a)	28	12
Net income (a)	15	5
Balance sheets	December 31, 2016	January 2, 2016
Current assets	$128	$78
Non-current assets	67	57
Current liabilities	(103)	(81)
Non-current liabilities	(5)	(25)
(a) 2015 includes three months of results for Multipro.

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
Project K
On February 8, 2017, the Company announced an expansion and an extension to its previously-announced global efficiency and effectiveness program (“Project K”), to reflect additional and changed initiatives. Project K is expected to continue generating a significant amount of savings that may be invested in key strategic areas of focus for the business or utilized to achieve our 2018 Margin Expansion target. The Company expects that these savings may be used to improve operating margins or improve operating margins or drive future growth in the business.

In addition to the original program’s focus on strengthening existing businesses in core markets, increasing growth in developing and emerging markets, and driving an increased level of value-added innovation, the extended program will also focus on implementing a more efficient go-to-market model for certain businesses and creating a more efficient organizational design in several markets. Since inception, Project K has provided significant benefits and is expected to continue to provide a number of benefits in the future, including an optimized supply chain infrastructure, the implementation of global business services, a new global focus on categories, increased agility from a more efficient organization design, and improved effectiveness in go-to-market strategies.
The Company currently anticipates that the program will result in total pre-tax charges, once all phases are approved and implemented, of $1.5 to $1.6 billion, with after-tax cash costs, including incremental capital expenditures, estimated to be approximately $1.1 billion. Based on current estimates and actual charges incurred to date, the Company expects the total project charges will consist of asset-related costs of approximately $500 million which consists primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs of approximately $500 million which includes severance, pension and other termination benefits; and other costs of approximately $600 million which consists primarily of charges related to the design and implementation of global business capabilities and a more efficient go-to-market model.
The Company currently expects that total pre-tax charges related to Project K will impact reportable segments as follows: U.S. Morning Foods (approximately 13%), U.S. Snacks (approximately 35%), U.S. Specialty (approximately 1%), North America Other (approximately 11%), Europe (approximately 21%), Latin America (approximately 1%), Asia-Pacific (approximately 6%), and Corporate (approximately 12%).
Since inception of Project K, the Company has recognized charges of $1,117 million that have been attributed to the program. The charges were comprised of $6 million being recorded as a reduction of revenue, $690 million being recorded in COGS and $421 million recorded in SGA.
Other Projects
In 2015 the Company implemented a zero-based budgeting (ZBB) program in its North America business that is expected to deliver visibility to ongoing annual savings. During 2016, ZBB was expanded to include the international segments of the business. In support of the ZBB initiative, the Company incurred pre-tax charges of approximately $25 million and $12 million for the years ended December 31, 2016 and January 2, 2016, respectively. Total charges of $37 million have been recognized since the inception of the ZBB program.
All Projects
The Company recorded $325 million of costs in 2016 associated with cost reduction initiatives. The charges were comprised of $173 million being recorded in COGS and $152 million recorded in SGA expense.

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

The tables below provide the details for the charges incurred during 2016, 2015 and 2014 and program costs to date for all programs currently active as of December 31, 2016.

				Program costs to date
(millions)	2016	2015	2014	December 31, 2016
Employee related costs	$109	$62	$90	$368
Asset related costs	46	103	37	192
Asset impairment	50	18	21	155
Other costs	120	140	150	439
Total	$325	$323	$298	$1,154

				Program costs to date
(millions)	2016	2015	2014	December 31, 2016
U.S. Morning Foods	$23	$58	$60	$241
U.S. Snacks	76	50	57	202
U.S. Specialty	8	5	3	19
North America Other	38	63	18	128
Europe	126	74	80	299
Latin America	8	4	8	24
Asia Pacific	7	13	37	81
Corporate	39	56	35	160
Total	$325	$323	$298	$1,154
Employee related costs consisted of severance and pension charges. Asset impairments were recorded for fixed assets that were determined to be impaired and were written down to their estimated fair value. See Note 14 for more information. Asset related costs consist primarily of accelerated depreciation. Other costs incurred consist primarily of third-party incremental costs related to the development and implementation of global business capabilities.

At December 31, 2016 total project reserves were $131 million, related to severance payments and other costs of which a substantial portion will be paid in 2017 and 2018. The following table provides details for exit cost reserves.

(millions)	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of January 3, 2015	$96	$—	$—	$14	$110
2015 restructuring charges	62	18	103	140	323
Cash payments	(116)	—	(34)	(121)	(271)
Non-cash charges and other	13	(18)	(69)	—	(74)
Liability as of January 2, 2016	$55	$—	$—	$33	$88
2016 restructuring charges	109	50	46	120	325
Cash payments	(62)	—	(14)	(124)	(200)
Non-cash charges and other	—	(50)	(32)	—	(82)
Liability as of December 31, 2016	$102	$—	$—	$29	$131

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

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2016
Basic	$694	350	$1.98
Dilutive potential common shares		4	(0.02)
Diluted	$694	354	$1.96
2015
Basic	$614	354	$1.74
Dilutive potential common shares		2	(0.02)
Diluted	$614	356	$1.72
2014
Basic	$632	358	$1.76
Dilutive potential common shares		2	(0.01)
Diluted	$632	360	$1.75
The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (shares in millions): 2016-2.8; 2015-2.7; 2014-5.0.
Stock transactions
The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 9. The number of shares issued during the periods presented was (shares in millions): 2016–7; 2015–5; 2014–4. The Company issued shares totaling less than one million in each of the years presented under Kellogg Direct™, a direct stock purchase and dividend reinvestment plan for U.S. shareholders.
In February 2014, the Company’s board of directors approved a share repurchase program authorizing the repurchase of up to $1.5 billion of our common stock through December 2015. In December 2015, the board of directors approved a new authorization to repurchase of up to $1.5 billion of our common stock beginning in 2016 through December 2017.
During 2016, the Company repurchased 6 million shares of common stock for a total of $426 million . During 2015, the Company repurchased 11 million shares of common stock for a total of $731 million . During 2014, the Company repurchased 11 million shares of common stock at a total cost of $690 million.

Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all years presented consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience losses and prior service cost related to employee benefit plans. During the year ended January 2, 2016, the Company amended a U.S. postretirement health plan as well as a U.S. pension plan. As a result of the U.S. postretirement health plan amendment, a prior service credit was recognized in other comprehensive income with an offsetting reduction in the accumulated postretirement benefit obligation. The U.S. pension plan amendment increased the Company's pension benefit obligation with an offsetting increase in prior service costs in other comprehensive income. See Note 10 and Note 11 for further details.

	2016			2015			2014
	Pre-tax	Tax (expense)	After-tax	Pre-tax	Tax (expense)	After-tax	Pre-tax	Tax (expense)	After-tax
	amount	benefit	amount	amount	benefit	amount	amount	benefit	amount
Net income			$695			$614			$633
Other comprehensive income:
Foreign currency translation adjustments	$(230)	$(24)	(254)	$(170)	$(26)	$(196)	$(231)	(32)	(263)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(55)	22	(33)	8	(3)	5	(35)	18	(17)
Reclassification to net income	11	(6)	5	(23)	3	(20)	(10)	2	(8)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	—	—	—	—	—	—	(8)	3	(5)
Prior service credit (cost)	21	(7)	14	63	(24)	39	10	(3)	7
Reclassification to net income:
Net experience loss	3	(1)	2	3	(1)	2	3	(1)	2
Prior service cost	5	(1)	4	9	(3)	6	10	(3)	7
Venezuela deconsolidation loss	63	—	63	—	—	—	—	—	—
Other comprehensive income (loss)	$(182)	$(17)	$(199)	$(110)	$(54)	$(164)	$(261)	$(16)	$(277)
Comprehensive income			$496			$450			$356
Net income (loss) attributable to noncontrolling interests			1			—			1
Other comprehensive income (loss) attributable to noncontrolling interests			—			(1)			—
Comprehensive income attributable to Kellogg Company			$495			$451			$355

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) for the year ended December 31, 2016 and January 2, 2016, consisted of the following:

Details about AOCI Components	Amount reclassified from AOCI			Line item impacted within Income Statement
(millions)	2016	2015	2014
Gains and losses on cash flow hedges:
Foreign currency exchange contracts	$(14)	$(40)	$(5)	COGS
Foreign currency exchange contracts	(1)	2	(3)	SGA
Interest rate contracts	13	3	(9)	Interest expense
Commodity contracts	13	12	7	COGS
	$11	$(23)	$(10)	Total before tax
	(6)	3	2	Tax (expense) benefit
	$5	$(20)	$(8)	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$3	$3	$3	(a)
Prior service cost	5	9	10	(a)
	$8	$12	$13	Total before tax
	(2)	(4)	(4)	Tax (expense) benefit
	$6	$8	$9	Net of tax

Venezuela deconsolidation loss	$63	$—	$—	Other (income) expense
Total reclassifications	$74	$(12)	$1	Net of tax
(a) See Note 10 and Note 11 for further details.
Accumulated other comprehensive income (loss) as of December 31, 2016 and January 2, 2016 consisted of the following:

(millions)	December 31, 2016	January 2, 2016
Foreign currency translation adjustments	$(1,505)	$(1,314)
Cash flow hedges — unrealized net gain (loss)	(67)	(39)
Postretirement and postemployment benefits:
Net experience loss	(14)	(16)
Prior service cost	11	(7)
Total accumulated other comprehensive income (loss)	$(1,575)	$(1,376)
Noncontrolling interests
In December 2012, the Company entered into a series of agreements with a third party including a subordinated loan (VIE Loan) of $44 million which was convertible into approximately 85% of the equity of the entity (VIE). Due to this convertible subordinated loan and other agreements, the Company determined that the entity was a variable interest entity, the Company was the primary beneficiary and the Company consolidated the financial statements of the VIE.  During 2015, the 2012 Agreements were terminated and the VIE loan, including related accrued interest and other receivables, were settled, resulting in a charge of $19 million which was recorded as Other income (expense) in the year ended January 2, 2016.  Upon termination of the 2012 Agreements, the Company was no longer considered the primary beneficiary of the VIE, the VIE was deconsolidated, and the Company derecognized all assets and liabilities of the VIE, including an allocation of a portion of goodwill from the U.S. Snacks operating segment, resulting in a $67 million non-cash gain, which was recorded within SGA expense for the year ended January 2, 2016.

NOTE 7
LEASES AND OTHER COMMITMENTS
The Company’s leases are generally for equipment and warehouse space. Rent expense on all operating leases was (in millions): 2016-$176; 2015-$189; 2014-$183. During 2016, 2015 and 2014, the Company entered into less than $1 million in capital lease agreements.

At December 31, 2016, future minimum annual lease commitments under non-cancelable operating and capital leases were as follows:

(millions)	Operating leases	Capital leases
2017	$172	$1
2018	143	1
2019	104	1
2020	71	—
2021	66	—
2022 and beyond	69	—
Total minimum payments	$625	$3
Amount representing interest		—
Obligations under capital leases		3
Obligations due within one year		(1)
Long-term obligations under capital leases		$2
The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At December 31, 2016, the Company had not recorded any liability related to these indemnifications.

NOTE 8
DEBT
The following table presents the components of notes payable at year end December 31, 2016 and January 2, 2016:

(millions)	2016		2015
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$80	0.61%	$899	0.45%
Europe commercial paper	306	(0.18)	261	0.01
Bank borrowings	52		44
Total	$438		$1,204

The following table presents the components of long-term debt at year end December 31, 2016 and January 2, 2016:

(millions)	2016	2015
(a) 4.50% U.S. Dollar Notes due 2046	$637	$—
(b) 7.45% U.S. Dollar Debentures due 2031	620	1,090
(c) 3.25% U.S. Dollar Notes due 2026	728	—
(d) 1.25% Euro Notes due 2025	629	648
(e) 1.00% Euro Notes due 2024	639	—
(f) 2.65% U.S. Dollar Notes due 2023	591	—
(g) 2.75% U.S. Dollar Notes due 2023	209	209
(h) 3.125% U.S. Dollar Notes due 2022	357	368
(i) 1.75% Euro Notes due 2021	523	539
(j) 4.0% U.S. Dollar Notes due 2020	844	858
(k) 4.15% U.S. Dollar Notes due 2019	510	513
(l) 3.25% U.S. Dollar Notes due 2018	406	411
(m) 2.05% Canadian Dollar Notes due 2017	223	217
(n) 1.75% U.S. Dollar Notes due 2017	400	400
(o) 1.875% U.S. Dollar Notes due 2016	—	501
(p) 4.45% U.S. Dollar Notes due 2016	—	752
Other	13	35
	7,329	6,541
Less current maturities	(631)	(1,266)
Balance at year end	$6,698	$5,275

(a)
In March 2016, the Company issued $650 million of thirty-year 4.50% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the Company's 7.45% U.S. Dollar Debentures due 2031 and a portion of its commercial paper borrowings. The effective interest rate on the Debentures, reflecting issuance discount and hedge settlement, was 4.67%.

(b)
In March 2001, the Company issued long-term debt instruments, primarily to finance the acquisition of Keebler Foods Company, of which $625 million of thirty-year 7.45% Debentures remain outstanding. The effective interest rate on the Debentures, reflecting issuance discount and hedge settlement, was 7.54%. The Debentures contain standard events of default and covenants, and can be redeemed in whole or in part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date). In March 2016, the Company redeemed $475 million of the Debentures. In connection with the debt redemption, the Company incurred $153 million of interest expense, consisting primarily of a premium on the tender offer and also including accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees related to the tender offer.

(c)
In March 2016, the Company issued $750 million of ten-year 3.25% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the Company's 7.45% U.S. Dollar Debentures due 2031 and a portion of its commercial paper borrowings. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 3.46% at December 31, 2016. In September 2016, the Company entered into interest rate swaps with notional amounts totaling $300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $17 million at December 31, 2016, recorded as a decrease in the hedged debt balance.

(d)
In March 2015, the Company issued €600 million (approximately $632 million at December 31, 2016, which reflects the discount, fees and translation adjustments) of ten-year 1.25% Euro Notes due 2025, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 2.07%. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued.

(e)
In May 2016, the Company issued €600 million (approximately $625 million USD at December 31, 2016, which reflects the discount, fees and translation adjustments) of eight-year 1.00% Euro Notes due 2024. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand and additional commercial paper borrowings, repayment of the Company's $750 million, seven-year 4.45% U.S. Dollar Notes due 2016 at maturity. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 0.76% at December 31, 2016. During 2016, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps, and the resulting unamortized gain of $12 million at December 31, 2016 will be amortized to interest expense over the remaining term of the Notes. In November 2016, the Company entered into interest rate swaps with notional amounts totaling €300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $1 million at December 31, 2016, recorded as an increase in the hedged debt balance.

(f)
In November 2016, the Company issued $600 million of seven-year 2.65% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment the Company's 1.875% U.S. Dollar Notes due 2016 at maturity and a portion of its commercial paper borrowings. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 2.15% at December 31, 2016. In November 2016, the Company entered into interest rate swaps with notional amounts totaling $300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $5 million at December 31, 2016, recorded as a decrease in the hedged debt balance.

(g)
In February 2013, the Company issued $400 million of ten-year 2.75% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including, together with cash on hand, to repay a portion of the Company’s $750 million 4.25% U.S. Dollar Notes that matured in March 2013. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement, was 2.34%. In March 2014, the Company redeemed $189 million of the Notes. In connection with the debt redemption, the Company reduced interest expense by $10 million, including $1 million of accelerated gains on interest rate swaps previously recorded in accumulated other comprehensive income, and incurred $2 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer. In September 2016, the Company entered into interest rate swaps with notional amounts totaling $211 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $9 million at December 31, 2016, recorded as a decrease in the hedged debt balance.

(h)
In May 2012, the Company issued $700 million of ten-year 3.125% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount and interest rate swaps, was 2.20% at December 31, 2016. In March 2014, the Company redeemed $342 million of the Notes. In connection with the debt redemption, the Company reduced interest expense by $2 million and incurred $2 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer. During 2016, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps. In November 2016, the Company entered into interest rate swaps with notional amounts totaling $358 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The $15 million gain on termination of the 2016 and prior year interest rate swaps at December 31, 2016 will be amortized to interest expense over the remaining term of the Notes. The fair value adjustment for the outstanding interest rate swaps was $14 million, at December 31, 2016, recorded as a decrease in the hedged debt balance.

(i)
In May 2014, the Company issued €500 million  (approximately $525 million at December 31, 2016, which reflects the discount and translation adjustments) of seven-year 1.75% Euro Notes due 2021, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 2.18%. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued.

(j)
In December 2010, the Company issued $1.0 billion of ten-year 4.0% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for incremental pension and postretirement benefit plan contributions and to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 2.78% at December 31, 2016. In March 2014, the Company redeemed $150 million of the Notes. In connection with the debt redemption, the Company incurred $12 million of interest expense offset by $7 million of accelerated gains on interest rate swaps previously recorded in accumulated other comprehensive income, and incurred $1 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer. During 2016, the Company entered into interest rate swaps with notional amounts of $600 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps. In July 2016, the Company entered into interest rate swaps with notional amounts totaling $700 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The $17 million gain on termination of the 2016 and prior year interest rate swaps at December 31, 2016 will be amortized to interest expense over the remaining term of the Notes. The fair value adjustment for the outstanding interest rate swaps was $19 million, at December 31, 2016, and was recorded as a decrease in the hedged debt balance.

(k)
In November 2009, the Company issued $500 million of ten-year 4.15% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its 6.6% U.S. Dollar Notes due 2011. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 3.54% at December 31, 2016. In 2012, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2015, the Company entered into and terminated a series of interest rate swaps and as of December 31, 2016 had terminated all interest rate swaps. The $11 million gain on termination at December 31, 2016 will be amortized to interest expense over the remaining term of the Notes.

(l)
In May 2011, the Company issued $400 million of seven-year 3.25% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes including repayment of a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 2.57% at December 31, 2016. In 2011, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2013, the Company terminated all of the interest rate swaps and subsequently entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2015, the Company terminated all interest rate swaps, and the resulting unamortized gain of $7 million at December 31, 2016 will be amortized to interest expense over the remaining term of the Notes.

(m)
In May 2014, the Company issued Cdn. $300 million (approximately $223 million USD at December 31, 2016, which reflects the discount and translation adjustments) of three-year 2.05% Canadian Dollar Notes due 2017, using the proceeds from these Notes, together with cash on hand, to repay the Company’s Cdn. $300 million, 2.10% Notes due 2014 at maturity. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 2.10%.

(n)
In May 2012, the Company issued $400 million of five-year 1.75% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount and interest rate swaps, was 1.91% at December 31, 2016. In 2013, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted the Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2015, the Company terminated all interest rate swaps.

(o)
In November 2011, the Company issued $500 million of five-year 1.875% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes including repayment of a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 1.63%. In 2012, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In 2013, the Company terminated all of the interest rate swaps and subsequently entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In 2014, the Company terminated all interest rate swaps. The Company redeemed these Notes in November 2016.

(p)
In May 2009, the Company issued $750 million of seven-year 4.45% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 4.10%. The Company entered into interest rate swaps in 2011 and 2012 with notional amounts totaling $200 million and $550 million, respectively, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In 2013, the Company terminated all interest rate swaps. The Company redeemed these Notes in May 2016.

All of the Company’s Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision.
The Company and two of its subsidiaries (the Issuers) maintain a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. There was $306 million and $261 million outstanding under this program as of December 31, 2016 and January 2, 2016, respectively.
At December 31, 2016, the Company had $2.3 billion of short-term lines of credit, virtually all of which were unused and available for borrowing on an unsecured basis. These lines were comprised principally of an unsecured Five-Year Credit Agreement, which the Company entered into in February 2014 and expires in 2019, replacing the Company’s unsecured Four-year Credit Agreement, which would have expired in March 2015. The Five-Year Credit Agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, which includes the ability to obtain letters of credit in an aggregate stated amount up to $75 million and swingline loans in aggregate principal amounts up to $200 million in U.S. Dollars and $400 million in Euros. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest.
The Company was in compliance with all covenants as of December 31, 2016.
On January 31, 2017, the Company entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $800 million at any time outstanding. The new credit facility contains customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest. There are no borrowings outstanding under the new credit facility.
Scheduled principal repayments on long-term debt are (in millions): 2017–$631; 2018–$406; 2019–$506; 2020–$850; 2021–$527; 2022 and beyond–$4,459.
Interest expense capitalized as part of the construction cost of fixed assets was (in millions): 2016–$4; 2015–$4; 2014–$5.
NOTE 9
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

The 2013 Long-Term Incentive Plan (2013 Plan), approved by shareholders in 2013, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2013 Plan, which replaced the 2009 Long-Term Incentive Plan (2009 Plan), authorizes the issuance of a total of (a) 22 million shares; plus (b) the total number of shares remaining available for future grants under the 2009 Plan. The total number of shares remaining available for issuance under the 2013 Plan will be reduced by two shares for each share issued pursuant to an award under the 2013 Plan other than a stock option or stock appreciation right, or potentially issuable pursuant to an outstanding award other than a stock option or stock appreciation right, which will in each case reduce the total number of shares remaining by one share for each share issued. The 2013 Plan includes several limitations on awards or payments to individual participants. Options granted under the 2013 and 2009 Plans generally vest over three years. At December 31, 2016, there were 12 million remaining authorized, but unissued, shares under the 2013 Plan.
The Non-Employee Director Stock Plan (2009 Director Plan) was approved by shareholders in 2009 and allows each eligible non-employee director to receive shares of the Company’s common stock annually. The number of shares granted pursuant to each annual award will be determined by the Nominating and Governance Committee of the Board of Directors. The 2009 Director Plan, which replaced the 2000 Non-Employee Director Stock Plan (2000 Director Plan), reserves 500,000 shares for issuance, plus the total number of shares as to which awards granted under the 2009 Director Plan or the 2000 Director Plans expire or are forfeited, terminated or settled in cash. Under both the 2009 and 2000 Director Plans, shares (other than stock options) are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the Grantor Trust). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board. Under the 2009 Director Plan, awards were as follows (number of shares): 2016-24,249; 2015-26,877; 2014-23,890.
The 2002 Employee Stock Purchase Plan was approved by shareholders in 2002 and permits eligible employees to purchase Company stock at a discounted price. This plan allows for a maximum of 2.5 million shares of Company stock to be issued at a purchase price equal to 95% of the fair market value of the stock on the last day of the quarterly purchase period. Total purchases through this plan for any employee are limited to a fair market value of $25,000 during any calendar year. At December 31, 2016, there were approximately 0.3 million remaining authorized, but unissued, shares under this plan. Shares were purchased by employees under this plan as follows (approximate number of shares): 2016–63,000; 2015–73,000; 2014–75,000. Options granted to employees to purchase discounted stock under this plan are included in the option activity tables within this note.
Additionally, an international subsidiary of the Company maintains a stock purchase plan for its employees. Subject to limitations, employee contributions to this plan are matched 1:1 by the Company. Under this plan, shares were granted by the Company to match an equal number of shares purchased by employees as follows (approximate number of shares): 2016–57,000; 2015–48,000; 2014–58,000.
Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2016	2015	2014
Pre-tax compensation expense	$68	$55	$41
Related income tax benefit	$25	$20	$15
As of December 31, 2016, total stock-based compensation cost related to non-vested awards not yet recognized was $85 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax benefits realized upon exercise or vesting of stock-based awards generally represent the tax benefit of the difference between the exercise price and the strike price of the option.
Cash used by the Company to settle equity instruments granted under stock-based awards was insignificant.

(millions)	2016	2015	2014
Total cash received from option exercises and similar instruments	$368	$261	$217
Tax benefits realized upon exercise or vesting of stock-based awards:
Windfall benefits classified as cash flow from operating activities	$36	NA	NA
Windfall benefits classified as cash flow from financing activities	NA	$14	$11
Shares used to satisfy stock-based awards are normally issued out of treasury stock, although management is authorized to issue new shares to the extent permitted by respective plan provisions. Refer to Note 6 for information on shares issued during the periods presented to employees and directors under various long-term incentive plans and share repurchases under the Company’s stock repurchase authorizations. The Company does not currently have a policy of repurchasing a specified number of shares issued under employee benefit programs during any particular time period.
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

Stock option valuation model assumptions for grants within the year ended:	2016	2015	2014
Weighted-average expected volatility	17.00%	16.00%	15.00%
Weighted-average expected term (years)	6.88	6.87	7.34
Weighted-average risk-free interest rate	1.60%	1.98%	2.35%
Dividend yield	2.60%	3.00%	3.00%
Weighted-average fair value of options granted	$9.44	$7.21	$6.70
A summary of option activity for the year ended December 31, 2016 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of year	19	$58
Granted	3	76
Exercised	(6)	56
Forfeitures and expirations	(1)	67
Outstanding, end of year	15	$62	7.0	$172
Exercisable, end of year	8	$58	5.8	$133
Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data)	2015	2014
Outstanding, beginning of year	21	20
Granted	3	6
Exercised	(5)	(4)
Forfeitures and expirations	—	(1)
Outstanding, end of year	19	21
Exercisable, end of year	10	10
Weighted-average exercise price:
Outstanding, beginning of year	$56	$54
Granted	64	60
Exercised	53	50
Forfeitures and expirations	60	58
Outstanding, end of year	$58	$56
Exercisable, end of year	$55	$53

The total intrinsic value of options exercised during the periods presented was (in millions): 2016–$145; 2015–$65; 2014–$56.
Other stock-based awards
During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2013 and 2009 Plans.
In the first quarter of 2016, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year currency-neutral comparable operating profit growth and total shareholder return (TSR) of the Company's common stock relative to a select group of peer companies.
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
In 2015, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year cumulative operating cash flow and TSR of the Company's common stock relative to a select group of peer companies. The 2015 target grant currently corresponds to approximately 158,000 shares, with a grant-date fair value of $58 per share.
In 2014, the Company granted performance share awards to a limited number of senior executive-level employees, which entitles these employees to receive a specified number of shares of the Company’s common stock on the vesting date, provided cumulative three-year targets are achieved. The cumulative three-year targets involved operating profit and comparable net sales growth. Management estimates the fair value of performance share awards based on the market price of the underlying stock on the date of grant, reduced by the present value of estimated dividends foregone during the performance period. The 2014 target grant (as revised for non-vested forfeitures and other adjustments) currently correspond to approximately 194,000 shares, respectively, with a grant-date fair value of $54 per share. The actual number of shares issued on the vesting date could range from 0 to 200% of target, depending on actual performance achieved.
Based on the market price of the Company’s common stock at year-end 2016, the maximum future value that could be awarded on the vesting date was (in millions): 2016 award–$26; 2015 award–$23; and 2014 award–$29. The 2013 performance share award, payable in stock, was settled at 35% of target in February 2016 for a total dollar equivalent of $3 million.
The Company also grants restricted stock and restricted stock units to eligible employees under the 2013 Plan. Restrictions with respect to sale or transferability generally lapse after three years and, in the case of restricted stock, the grantee is normally entitled to receive shareholder dividends during the vesting period. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock and restricted stock unit activity for the year ended December 31, 2016, is presented in the following table:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted- average grant-date fair value
Non-vested, beginning of year	806	$57
Granted	601	70
Vested	(116)	56
Forfeited	(125)	63
Non-vested, end of year	1,166	$63

Additionally, restricted stock and restricted stock unit activity for 2015 and 2014 is presented in the following table:

Employee restricted stock and restricted stock units	2015	2014
Shares (in thousands):
Non-vested, beginning of year	346	318
Granted	617	114
Vested	(113)	(65)
Forfeited	(44)	(21)
Non-vested, end of year	806	346
Weighted-average exercise price:
Non-vested, beginning of year	$54	$52
Granted	59	56
Vested	50	51
Forfeited	58	53
Non-vested, end of year	$57	$54
The total fair value of restricted stock and restricted stock units vesting in the periods presented was (in millions): 2016–$7; 2015–$7; 2014–$4.

NOTE 10
PENSION BENEFITS
The Company sponsors a number of U.S. and foreign pension plans to provide retirement benefits for its employees. The majority of these plans are funded or unfunded defined benefit plans, although the Company does participate in a limited number of multiemployer or other defined contribution plans for certain employee groups. See Note 12 for more information regarding the Company’s participation in multiemployer plans. Defined benefits for salaried employees are generally based on salary and years of service, while union employee benefits are generally a negotiated amount for each year of service. Beginning in 2015, the Company used a December 31 measurement date for these plans and, when necessary, adjusts for plan contributions and significant events between December 31 and its fiscal year-end.

Obligations and funded status
The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2016	2015
Change in projected benefit obligation
Beginning of year	$5,316	$5,570
Service cost	98	114
Interest cost	174	206
Plan participants’ contributions	1	2
Amendments	5	25
Actuarial (gain)loss	404	(191)
Benefits paid	(299)	(262)
Curtailment and special termination benefits	(1)	(2)
Other	2	4
Foreign currency adjustments	(190)	(150)
End of year	$5,510	$5,316
Change in plan assets
Fair value beginning of year	$4,584	$5,028
Actual return on plan assets	415	(102)
Employer contributions	18	19
Plan participants’ contributions	1	2
Benefits paid	(268)	(235)
Other	2	4
Foreign currency adjustments	(208)	(132)
Fair value end of year	$4,544	$4,584
Funded status	$(966)	$(732)
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$66	$231
Other current liabilities	(11)	(17)
Other liabilities	(1,021)	(946)
Net amount recognized	$(966)	$(732)
Amounts recognized in accumulated other comprehensive income consist of
Prior service cost	$56	$67
Net amount recognized	$56	$67

The accumulated benefit obligation for all defined benefit pension plans was $5.1 billion and $4.9 billion at December 31, 2016 and January 2, 2016, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2016	2015
Projected benefit obligation	$3,940	$3,769
Accumulated benefit obligation	$3,737	$3,574
Fair value of plan assets	$2,938	$2,835
Expense
The components of pension expense are presented in the following table. Pension expense for defined contribution plans relates to certain foreign-based defined contribution plans and multiemployer plans in the United States in which the Company participates on behalf of certain unionized workforces.

(millions)	2016	2015	2014
Service cost	$98	$114	$106
Interest cost	174	206	225
Expected return on plan assets	(352)	(399)	(415)
Amortization of unrecognized prior service cost	13	13	14
Recognized net (gain)loss	323	303	782
Curtailment and special termination benefits	1	(1)	4
Pension (income)expense:
Defined benefit plans	257	236	716
Defined contribution plans	36	40	36
Total	$293	$276	$752
The estimated prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension expense over the next fiscal year is approximately $9 million.
The Company and certain of its subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2016 – $39 million; 2015 – $40 million; 2014 – $43 million. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.
Assumptions
The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2016	2015	2014
Discount rate	3.6%	4.1%	3.9%
Long-term rate of compensation increase	3.9%	3.9%	4.0%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2016	2015	2014
Discount rate	4.1%	3.9%	4.7%
Long-term rate of compensation increase	3.9%	4.0%	4.1%
Long-term rate of return on plan assets	8.1%	8.3%	8.5%
To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 71% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2016 of 8.5% for the U.S. plans equated to approximately the 62nd percentile expectation. Refer to Note 1.

At the end of 2014, the Company revised their mortality assumption after considering the Society of Actuaries’ (SOA) updated mortality tables and improvement scale, as well as other mortality information available from the Social Security Administration to develop assumptions aligned with the Company’s expectation of future improvement rates. In determining the appropriate mortality assumptions as of December 31, 2016, the Company considered the SOA's 2016 updated improvement scale. The SOA's 2016 scale incorporates changes consistent with the Company's view of future mortality improvements established in 2014. Therefore, the Company adopted the 2016 SOA improvement scales. The change to the mortality assumption decreased the year-end pension liability by $39 million.
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
Beginning in 2016, the Company changed the method used to estimate the service and interest costs for pension and postretirement benefits. The new method utilized a full yield curve approach to estimate service and interest costs by applying specific spot rates along the yield curve used to determine the benefit obligation of relevant projected cash outflows. Historically, the Company utilized a single weighted-average discount rate applied to projected cash outflows. The Company made the change to provide a more precise measurement of service and interest costs by aligning the timing of the plan's liability cash flows to the corresponding spot rate on the yield curve. The change did not impact the measurement of the plan's obligations. The Company accounted for this change as a change in accounting estimate. As a result of the change, 2016 interest and service cost for pension and postretirement benefit plans were approximately $30 million and $10 million lower, respectively.
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

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended December 31, 2016, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of December 31, 2016 summarized by level within the fair value hierarchy are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	67	Total
Cash and cash equivalents	$54	$12	$—	$—		$66
Corporate stock, common:
Domestic	482	—	—	—		482
International	31	1	—	—		32
Mutual funds:
International equity	—	116	—	32		148
Domestic debt	—	24	—	42		66
Collective trusts:
Domestic equity	—	—	—	653		653
International equity	—	138	—	1,112		1,250
Other international debt	—	—	—	310		310
Limited partnerships	—	—	—	485		485
Bonds, corporate	—	452	—	—		452
Bonds, government	—	158	—	—		158
Bonds, other	—	41	—	—		41
Buy-in annuity contract	—	—	131	—		131
Real estate	—	—	—	117		117
Other	—	96	—	57		153
Total	$567	$1,038	$131	$2,808		$4,544
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The fair value of Plan assets at January 2, 2016 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$83	$8	$—	$—	$91
Corporate stock, common:
Domestic	608	—	—	—	608
International	109	—	—	—	109
Mutual funds:
International equity	—	331	—	33	364
Domestic debt	—	24	—	53	77
Collective trusts:
Domestic equity	—	—	—	411	411
International equity	—	181	—	949	1,130
Eurozone sovereign debt	—	—	—	10	10
Other international debt	—	—	—	368	368
Limited partnerships	—	—	—	455	455
Bonds, corporate	—	419	—	—	419
Bonds, government	—	157	—	—	157
Bonds, other	—	49	—	—	49
Buy-in annuity contract	—	—	135	—	135
Real estate	—	—	—	135	135
Other	—	5	6	55	66
Total	$800	$1,174	$141	$2,469	$4,584
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
There were no unfunded commitments to purchase investments at December 31, 2016 or January 2, 2016.
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
The current weighted-average target asset allocation reflected by this strategy is: equity securities–61%; debt securities–20%; real estate and other–19%. Investment in Company common stock represented 1.5% and 1.4% of consolidated plan assets at December 31, 2016 and January 2, 2016, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute approximately $26 million to its defined benefit pension plans during 2017.
Level 3 gains and losses
Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

(millions)	Buy-in Annuity Contract	Other	Total
January 3, 2015	—	$8	$8
Sales	—	(3)	(3)
Purchases	135	3	138
Realized and unrealized gain	—	(1)	(1)
Currency translation	—	(1)	(1)
January 2, 2016	$135	$6	$141
Sales	—	(3)	(3)
Purchases	—	—	—
Transfers	—	(3)	(3)
Realized and unrealized gain	(7)	—	(7)
Currency translation	3	—	3
December 31, 2016	$131	$—	$131
The net change in Level 3 assets includes a gain attributable to the change in unrealized holding gains or losses related to Level 3 assets held at December 31, 2016 and January 2, 2016 totaling $(7) million and $(1) million, respectively.
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2017–$371; 2018–$238; 2019–$246; 2020–$257; 2021–$272; 2022 to 2026–$1,463.

NOTE 11
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

Obligations and funded status
The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2016	2015
Change in accumulated benefit obligation
Beginning of year	$1,163	$1,288
Service cost	21	29
Interest cost	39	48
Actuarial (gain) loss	2	(53)
Benefits paid	(65)	(57)
Curtailments	—	—
Amendments	—	(84)
Foreign currency adjustments	1	(8)
End of year	$1,161	$1,163
Change in plan assets
Fair value beginning of year	$1,084	$1,204
Actual return on plan assets	111	(65)
Employer contributions	15	14
Benefits paid	(74)	(69)
Fair value end of year	$1,136	$1,084
Funded status	$(25)	$(79)
Amounts recognized in the Consolidated Balance Sheet consist of
Other non-current assets	$17	$—
Other current liabilities	(2)	(2)
Other liabilities	(40)	(77)
Net amount recognized	$(25)	$(79)
Amounts recognized in accumulated other comprehensive income consist of
Prior service credit	(86)	(95)
Net amount recognized	$(86)	$(95)
Expense
Components of postretirement benefit expense (income) were:

(millions)	2016	2015	2014
Service cost	$21	$29	$28
Interest cost	39	48	55
Expected return on plan assets	(90)	(100)	(98)
Amortization of unrecognized prior service credit	(9)	(5)	(3)
Recognized net (gain) loss	(19)	112	133
Curtailment	—	—	(28)
Postretirement benefit expense:
Defined benefit plans	(58)	84	87
Defined contribution plans	17	14	14
Total	$(41)	$98	$101
The estimated prior service credit that will be amortized from accumulated other comprehensive income into nonpension postretirement benefit expense over the next fiscal year is expected to be approximately $9 million.
Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations were:

	2016	2015	2014
Discount rate	4.0%	4.2%	4.0%
The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2016	2015	2014
Discount rate	4.2%	4.0%	4.8%
Long-term rate of return on plan assets	8.5%	8.5%	8.5%

The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 10.
The assumed health care cost trend rate is 4.75% for 2017, decreasing to 4.5% by the year 2018 and remaining at that level thereafter. These trend rates reflect the Company’s historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

(millions)	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$7	$(4)
Effect on postretirement benefit obligation	111	(77)

Plan assets
The fair value of Plan assets as of December 31, 2016 summarized by level within fair value hierarchy described in Note 10, are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$4	$6	$—	$—	$10
Corporate stock, common:
Domestic	143	—	—	—	143
International	6	1	—	—	7
Mutual funds:
Domestic equity	—	57	—	—	57
International equity	—	30	—	—	30
Domestic debt	—	53	—	—	53
Collective trusts:
Domestic equity	—	—	—	272	272
International equity	—	—	—	210	210
Limited partnerships	—	—	—	177	177
Bonds, corporate	—	117	—	—	117
Bonds, government	—	48	—	—	48
Bonds, other	—	10	—	—	10
Other	—	2	—	—	2
Total	$153	$324	$—	$659	$1,136
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The fair value of Plan assets at January 2, 2016 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$9	$13	$—	$—	$22
Corporate stock, common:
Domestic	195	—	—	—	195
International	5	—	—	—	5
Mutual funds:
Domestic equity	—	52	—	—	52
International equity	—	111	—	—	111
Domestic debt	—	54	—	—	54
Collective trusts:
Domestic equity	—	—	—	150	150
International equity	—	—	—	148	148
Limited partnerships	—	—	—	166	166
Bonds, corporate	—	120	—	—	120
Bonds, government	—	48	—	—	48
Bonds, other	—	12	—	—	12
Other	—	1	—	—	1
Total	$209	$411	$—	$464	$1,084
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 10. The current target asset allocation is 75% equity securities and 25% debt securities. The Company currently expects to contribute approximately $16 million to its VEBA trusts during 2017.
There were no Level 3 assets during 2016 and 2015.

Postemployment
Under certain conditions, the Company provides benefits to former or inactive employees, including salary continuance, severance, and long-term disability, in the United States and several foreign locations. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension benefits in Note 10. The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2016	2015
Change in accumulated benefit obligation
Beginning of year	$108	$104
Service cost	7	7
Interest cost	3	4
Actuarial (gain)loss	(25)	—
Benefits paid	(6)	(6)
Amendments	—	—
Foreign currency adjustments	—	(1)
End of year	$87	$108
Funded status	$(87)	$(108)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(8)	$(8)
Other liabilities	(79)	(100)
Net amount recognized	$(87)	$(108)
Amounts recognized in accumulated other comprehensive income consist of
Net prior service cost	$6	$6
Net experience loss	(1)	27
Net amount recognized	$5	$33
Components of postemployment benefit expense were:

(millions)	2016	2015	2014
Service cost	$7	$7	$7
Interest cost	3	4	4
Amortization of unrecognized prior service cost	1	1	—
Recognized net loss	3	3	3
Postemployment benefit expense	$14	$15	$14
The estimated net experience loss and net prior service cost that will be amortized from accumulated other comprehensive income into postemployment benefit expense over the next fiscal year is less than $1 million and $1 million, respectively.
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2017	$73	$9
2018	73	7
2019	73	7
2020	73	7
2021	74	7
2022-2026	387	37

NOTE 12
MULTIEMPLOYER PENSION AND POSTRETIREMENT PLANS
The Company contributes to multiemployer defined contribution pension and postretirement benefit plans under the terms of collective-bargaining agreements that cover certain unionized employee groups in the United States. Contributions to these plans are included in total pension and postretirement benefit expense as reported in Note 10 and Note 11, respectively.

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

The Company’s participation in multiemployer pension plans for the year ended December 31, 2016, is outlined in the table below. The “EIN/PN” column provides the Employer Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status available for 2016 and 2015 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement(s) (CBA) to which the plans are subject.

		PPA Zone Status			Contributions (millions)
Pension trust fund	EIN/PN	2016	2015	FIP/RP Status	2016	2015	2014	Surcharge Imposed	Expiration Date of CBA
Bakery and Confectionary Union and Industry International Pension Fund (a)	52-6118572 / 001	Red - 12/31/2016	Red - 12/31/2015	Implemented	$4.8	$5.1	$5.4	Yes	10/31/2017 to 3/16/2021
Central States, Southeast and Southwest Areas Pension Fund (b)	36-6044243 / 001	Red - 12/31/2016	Red - 12/31/2015	Implemented	4.8	4.8	4.5	Yes	3/31/2017 to 12/31/2019
Western Conference of Teamsters Pension Trust (c)	91-6145047 / 001	Green - 12/31/2016	Green - 12/31/2015	NA	1.0	1.6	1.6	No	1/31/2018 to 10/31/2018
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424 / 001	Red - 6/30/2017	Red - 6/30/2016	Implemented	0.6	0.5	0.5	No	9/28/2019
Local 734 Pension Plan	51-6040136 / 001	Red - 4/30/2017	Red - 4/30/2016	Implemented	0.2	0.3	0.3	Yes	4/1/2019
Twin Cities Bakery Drivers Pension Plan	41-6172265 / 001	Green - 12/31/2016	Green - 12/31/2015	NA	0.2	0.2	0.2	Yes	5/31/2018
Upstate New York Bakery Drivers and Industry Pension Fund	15-0612437 / 001	Green - 6/30/2016	Green - 6/30/2015	NA	—	0.2	0.2	No	9/10/2017
Other Plans					2.1	2.0	2.0
Total contributions:					$13.7	$14.7	$14.7

(a)
The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 70 percent of the Company’s participants in this fund are covered by a single CBA that expires on 3/16/2021.

(b)
The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 40 percent of the Company’s participants in this fund are covered by a single CBA that expires on 7/29/2017.

(c)
The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 40 percent of the Company’s participants in this fund are covered by a single CBA that expires on 3/24/2018.

The Company was listed in the Forms 5500 of the following plans as of the following plan year ends as providing more than 5 percent of total contributions:

Pension trust fund	Contributions to the plan exceeded more than 5% of total contributions (as of the Plan’s year end)
Hagerstown Motor Carriers and Teamsters Pension Fund	6/30/2015, 6/30/2014 and 6/30/2013
Local 734 Pension Plan	4/30/2016, 4/30/2015 and 4/30/2014
Twin Cities Bakery Drivers Pension Plan	12/31/2015, 12/31/2014 and 12/31/2013
Upstate New York Bakery Drivers and Industry Pension Fund	6/30/2016, 6/30/2015 and 6/30/2014
At the date the Company’s financial statements were issued, certain Forms 5500 were not available for the plan years ending in 2016.
In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multiemployer pension plan has unfunded vested benefits and the Company decreases or ceases participation in that plan. Net estimated withdrawal expense related to curtailment and special termination benefits associated with the Company’s withdrawal from multiemployer plans was not material for the fiscal years ended 2016, 2015 and 2014.
Postretirement benefits
Multiemployer postretirement benefit plans provide health care and other welfare benefits to active and retired employees who have met certain age and service requirements. Contributions to multiemployer postretirement benefit plans were (in millions): 2016 – $17; 2015 – $14; 2014 – $14.

NOTE 13
INCOME TAXES
The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2016	2015	2014
Income before income taxes
United States	$830	$551	$502
Foreign	97	222	323
	927	773	825
Income taxes
Currently payable
Federal	173	212	301
State	26	42	36
Foreign	60	74	103
	259	328	440
Deferred
Federal	16	(136)	(186)
State	6	(14)	(14)
Foreign	(48)	(19)	(54)
	(26)	(169)	(254)
Total income taxes	$233	$159	$186
The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2016	2015	2014
U.S. statutory income tax rate	35.0	35.0%	35.0%
Foreign rates varying from 35%	(5.0)	(9.6)	(7.9)
Excess tax benefits on share-based compensation	(3.7)	—	—
State income taxes, net of federal benefit	2.4	2.3	1.7
Cost (benefit) of remitted and unremitted foreign earnings	0.1	(4.4)	(0.1)
U.S. deduction for qualified production activities	(2.8)	(2.3)	(2.8)
Statutory rate changes, deferred tax impact	(0.1)	(0.8)	(0.4)
Venezuela deconsolidation	1.8	—	—
Venezuela remeasurement	0.4	5.0	—
VIE deconsolidation	—	(2.3)	—
Other	(2.9)	(2.3)	(2.9)
Effective income tax rate	25.2%	20.6%	22.6%
As presented in the preceding table, the Company’s 2016 consolidated effective tax rate was 25.2%, as compared to 20.6% in 2015 and 22.6% in 2014.

The 2016 effective income tax rate benefited from excess tax benefits from share-based compensation totaling $36 million for federal, state, and foreign income taxes. During 2016, as described in Note 16, the Company deconsolidated its Venezuelan operations resulting in a pre-tax charge of $72 million with no significant associated tax benefit. As of December 31, 2016 substantially all foreign earnings were considered permanently invested.  Accumulated foreign earnings of approximately $1.9 billion, primarily in Europe, were considered indefinitely reinvested.  Due to the varying tax laws around the world and fluctuation in foreign exchange rates, it is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, would be dependent on circumstances existing when a repatriation, sale, or liquidation occurs.

The 2015 effective income tax rate benefited due to mark-to-market loss adjustments to the Company’s pension plans in primarily higher tax jurisdictions.  This resulted in a greater percentage of total income being generated in lower tax jurisdictions and permanent tax differences in the U.S. having a higher percentage impact on the tax rate.  In addition, the tax rate benefited from a reduction in tax related to current year remitted and unremitted earnings. The VIE deconsolidation, described in Note 6, included a $67 million non-cash non-taxable gain which positively impacted the tax rate.  During 2015, the Company recorded pre-tax charges of $112 million in the Latin America operating segment due to the devaluation of the Venezuelan currency which had no associated tax benefit.  As of January 2, 2016 substantially all foreign earnings were considered permanently invested.  Accumulated foreign earnings of approximately $2.0 billion, primarily in Europe, were considered indefinitely reinvested.  Due to the varying tax laws around the world and fluctuation in foreign exchange rates, it is not practicable to determine the unrecognized deferred tax liability on these earnings because the actual tax liability, if any, would be dependent on circumstances existing when a repatriation, sale, or liquidation occurs.
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
Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2016 and 2015 were $119 million and $55 million, respectively, with related valuation allowances at year-end 2016 and 2015 of $113 million and $45 million, respectively. Of the total carryforwards at year-end 2016, substantially all will expire after 2020.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2016 and 2015. Deferred tax assets on employee benefits increased in 2016 due to lower asset returns and discount rate decreases associated with the Company’s pension and postretirement plans.

	Deferred tax assets		Deferred tax liabilities
(millions)	2016	2015	2016	2015
U.S. state income taxes	$—	$13	$34	$43
Advertising and promotion-related	17	15	—	—
Wages and payroll taxes	42	21	—	—
Inventory valuation	28	31	—	—
Employee benefits	403	366	—	—
Operating loss and credit carryforwards	119	55	—	—
Hedging transactions	—	43	—	—
Depreciation and asset disposals	—	—	318	345
Trademarks and other intangibles	—	—	602	576
Deferred compensation	38	35	—	—
Stock options	41	42	—	—
Other	42	86	—	—
	730	707	954	964
Less valuation allowance	(131)	(63)	—	—
Total deferred taxes	$599	$644	$954	$964
Net deferred tax asset (liability)	$(355)	$(320)
Classified in balance sheet as:
Other current assets	$—	$227
Other current liabilities	—	(9)
Other assets	170	147
Other liabilities	(525)	(685)
Net deferred tax asset (liability)	$(355)	$(320)
The change in valuation allowance reducing deferred tax assets was:

(millions)	2016	2015	2014
Balance at beginning of year	$63	$51	$61
Additions charged to income tax expense (a)	70	23	9
Reductions credited to income tax expense	(4)	(7)	(3)
Currency translation adjustments	2	(4)	(16)
Balance at end of year	$131	$63	$51
(a) During 2016, the Company increased its deferred tax assets by $34 million relating to a revision of 2014 foreign loss carryforwards.  The entire adjustment of $34 million was offset by a corresponding adjustment in the valuation allowance because it is not expected to be used in the future. These adjustments are not considered material to the previously issued or current year financial statements. Also during 2016, the Company increased its deferred tax assets by $26 million related to a foreign loss carryforward.  The entire amount was offset by a corresponding valuation allowance because it is not expected to be used in the future.

Uncertain tax positions
The Company is subject to federal income taxes in the U.S. as well as various state, local, and foreign jurisdictions. The Company’s 2016 provision for U.S. federal income taxes represents approximately 80% of the Company’s consolidated income tax provision. The Company was chosen to participate in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP) beginning with the 2008 tax year. As a result, with limited exceptions, the Company is no longer subject to U.S. federal examinations by the IRS for years prior to 2016. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions.
As of December 31, 2016, the Company has classified $16 million of unrecognized tax benefits as a current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the current liability balance expected to be settled within one year, offset by approximately $6 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 31, 2016, January 2, 2016 and January 3, 2015. For the 2016 year, approximately $42 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2016	2015	2014
Balance at beginning of year	$73	$78	$79
Tax positions related to current year:
Additions	6	8	7
Tax positions related to prior years:
Additions	1	9	10
Reductions	(14)	(12)	(12)
Settlements	1	(10)	(2)
Lapses in statutes of limitation	(4)	—	(4)
Balance at end of year	$63	$73	$78
For the year ended December 31, 2016, the Company recognized $2 million of tax-related interest resulting in an accrual balance of $19 million at year-end. For the year ended January 2, 2016, the Company paid tax-related interest totaling $3 million reducing the accrual balance to $17 million at year end. For the year ended January 3, 2015, the Company recognized of $3 million of tax-related interest resulting in an accrual balance of $20 million at January 3, 2015.

NOTE 14
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
Total notional amounts of the Company’s derivative instruments as of December 31, 2016 and January 2, 2016 were as follows:

(millions)	2016	2015
Foreign currency exchange contracts	$1,396	$1,210
Interest rate contracts	2,185	—
Commodity contracts	437	470
Total	$4,018	$1,680
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at December 31, 2016 and January 2, 2016, measured on a recurring basis.
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
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of December 31, 2016 or January 2, 2016.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of December 31, 2016 and January 2, 2016:
Derivatives designated as hedging instruments

	2016			2015
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$2	$2	$—	$11	$11
Interest rate contracts (a):
Other assets	—	1	1	—	—	—
Total assets	$—	$3	$3	$—	$11	$11
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$—	$—	$—	$(10)	$(10)
Interest rate contracts:
Other liabilities	—	(65)	(65)	—	—	—
Commodity contracts:
Other current liabilities	—	—	—	—	(14)	(14)
Total liabilities	$—	$(65)	$(65)	$—	$(24)	$(24)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.2 billion as of December 31, 2016.
Derivatives not designated as hedging instruments

	2016			2015
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$25	$25	$—	$18	$18
Commodity contracts:
Other current assets	13	—	13	4	—	4
Total assets	$13	$25	$38	$4	$18	$22
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	(11)	$(11)	$—	$(6)	$(6)
Commodity contracts:
Other current liabilities	(7)	—	(7)	(33)	—	(33)
Total liabilities	$(7)	$(11)	$(18)	$(33)	$(6)	$(39)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries foreign currency denominated net assets. The carrying value of this debt was $1.8 billion and $1.2 billion as of December 31, 2016 and January 2, 2016, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of December 31, 2016 and January 2, 2016 would be adjusted as detailed in the following table:

As of December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$41	$(24)	$—	$17
Total liability derivatives	$(83)	$24	$48	$(11)

As of January 2, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$33	$(12)	$—	$21
Total liability derivatives	$(63)	$12	$51	$—

The effect of derivative instruments on the Consolidated Statement of Income for the years ended December 31, 2016 and January 2, 2016 were as follows:
Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		2016	2015
Foreign currency exchange contracts	OIE	$—	$(4)
Interest rate contracts	Interest expense	18	20
Total		$18	$16

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (Loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	2016	2015		2016	2015		2016	2015
Foreign currency exchange contracts	$9	$26	COGS	$14	$40	OIE	$(2)	$(3)
Foreign currency exchange contracts	1	(6)	SGA expense	1	(2)	OIE	—	—
Interest rate contracts	(66)	(9)	Interest expense	(13)	(3)	N/A	—	—
Commodity contracts	—	(3)	COGS	(13)	(12)	OIE	—	—
Total	$(56)	$8		$(11)	$23		$(2)	$(3)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	2016	2015
Foreign currency denominated long-term debt	$88	$70
Foreign currency exchange contracts	(23)	—
Total	$65	$70

Derivatives not designated as hedging instruments
(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		2016	2015
Foreign currency exchange contracts	COGS	$6	$16
Foreign currency exchange contracts	SGA	(1)	—
Foreign currency exchange contracts	OIE	8	8
Commodity contracts	COGS	3	(63)
Commodity contracts	SGA	3	(5)
Total		$19	$(44)

During the next 12 months, the Company expects $9 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at December 31, 2016 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on December 31, 2016 was $59 million. If the credit-risk-related contingent features were triggered as of December 31, 2016, the Company would be required to post additional collateral of $18 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of December 31, 2016 triggered by credit-risk-related contingent features.

Other fair value measurements
2016 Fair Value Measurements on a Nonrecurring Basis

As part of Project K, the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. See Note 5 for more information regarding Project K.
During 2016, long-lived assets of $26 million and $57 million, related to manufacturing facilities in the Company's US Snacks and Europe reportable segments, respectively, were written down to estimated fair values of $10 million and $23 million, respectively, due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
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
Additionally during 2015, the Company moved from the CENCOEX foreign currency official exchange rate to the SIMADI foreign currency exchange rate for purposes of remeasuring the financial statements of its Venezuelan subsidiary. In connection with this change in foreign currency exchange rates, the Company also evaluated the carrying value of the long lived assets related to its Venezuelan subsidiary. See Note 16 for more information regarding Venezuela. During 2015, long-lived assets with a carrying value of $51 million were written down to an estimated fair value of $2 million. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $6,955 million and $6,698 million, respectively, as of December 31, 2016.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. If these counterparties fail to perform according to the terms of derivative contracts, this could result in a loss to the Company. As of December 31, 2016, there were no counterparties that represented a significant concentration of credit risk to the Company.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. As of December 31, 2016, the Company had posted collateral of $41 million in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet. As of January 2, 2016, the Company had no collateral posting requirements related to reciprocal collateralization agreements. As of December 31, 2016, the Company posted $7 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 26% of consolidated trade receivables at December 31, 2016.
Refer to Note 1 for disclosures regarding the Company’s accounting policies for derivative instruments.

NOTE 15
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

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at December 31, 2016. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

In connection with the Company’s previous labor negotiations with the union representing the work-force at its Memphis, TN cereal production facility, the National Labor Relations Board (NLRB) filed a complaint alleging unfair labor practices under the National Labor Relations Act in March 2014. In July 2014, a U.S. District Court judge ruled that the Memphis employees were entitled to return to work while the underlying litigation continues and employees subsequently returned to work. In August 2014, an NLRB Administrative Law Judge dismissed the complaint that initiated the underlying litigation. In May 2015, the NLRB reversed the decision of the Administrative Law Judge in favor of the union. In August 2016, the Sixth Circuit Court of Appeals vacated the NLRB’s order and found that the lockout was lawful. The time to seek review of the Sixth Circuit decision has lapsed and this matter is now closed.

NOTE 16
VENEZUELA

Venezuela is considered a highly inflationary economy. As such, the functional currency for the Company's operations in Venezuela is the U.S. dollar, which prior to December 31, 2016, required bolivar denominated monetary assets and liabilities to be remeasured into U.S. dollars using an exchange rate at which such balances could be settled as of the balance sheet date. In addition, prior to December 31, 2016 revenues and expenses were recorded in U.S. dollars at an appropriate rate on the date of the transaction and gains and losses resulting from the remeasurement of the bolivar denominated monetary assets and liabilities were recorded in earnings.

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

Effective as of December 31, 2016, the Company concluded that it no longer met the accounting criteria for consolidation of our Venezuela subsidiary due to a loss of control over the Venezuelan operations. Historically, the Company has taken steps to reduce its reliance on imports in order to run its operations in Venezuela without the need of foreign currency, including the substitution, where possible, of imported ingredients, materials and parts with locally produced inputs. However, the availability of certain key raw materials, even if locally sourced, is largely controlled by the local government and the Company has experienced an increase in government intervention and restrictions on the local supply of these key raw materials. During the fourth quarter of 2016, the Company experienced increased disruptions and restrictions in the procurement of certain locally sourced raw materials and packaging due to local government actions, which greatly diminished the Venezuelan operation’s ability to produce products for sale culminating in record low production volume and capacity utilization during the quarter. These supply chain disruptions, along with other factors such as the worsening economic environment in Venezuela and the limited access to dollars to import goods through the use of any of the available currency mechanisms, have impaired the Company’s ability to effectively operate and fully control its Venezuelan subsidiary.

As of December 31, 2016, we deconsolidated and changed to the cost method of accounting for our Venezuelan subsidiary. We recorded a $72 million pre-tax charge in Other income (expense), net as we fully impaired the value of our cost method investment in Venezuela. The deconsolidation charge included the historical cumulative translation losses of approximately $63 million related to our Venezuelan operations that had previously been recorded in accumulated other comprehensive losses within equity.

Beginning in fiscal year 2017, the Company will no longer include the financial statements of our Venezuelan subsidiary within its consolidated financial statements. Under the cost method of accounting, the Company will recognize earnings only to the extent cash is received from its Venezuelan subsidiary. The Company will continually monitor its ability to control its Venezuelan subsidiary as the facts and circumstances surrounding Venezuela may change over time and lead to consolidation at a future date. In the meantime, the Company will continue to operate its Venezuelan subsidiary in spite of the restrictive economic and operational environment.

For the years ended December 31, 2016 and January 2, 2016, Venezuela represented less than 1% and approximately 2% of total net sales, respectively.

NOTE 17
QUARTERLY FINANCIAL DATA (unaudited)

	Net sales		Gross profit
(millions)	2016	2015	2016	2015
First	$3,395	$3,556	$1,245	$1,245
Second	3,268	3,498	1,270	1,241
Third	3,254	3,329	1,264	1,233
Fourth	3,097	3,142	976	962
	$13,014	$13,525	$4,755	$4,681

	Net income attributable to Kellogg Company		Per share amounts
(millions)	2016	2015	2016		2015
			Basic	Diluted	Basic	Diluted
First	$175	$227	$0.50	$0.49	$0.64	$0.64
Second	280	223	0.80	0.79	0.63	0.63
Third	292	205	0.83	0.82	0.58	0.58
Fourth	(53)	(41)	(0.15)	(0.15)	(0.12)	(0.12)
	$694	$614
The principal market for trading Kellogg shares is the New York Stock Exchange (NYSE). At December 31, 2016, the closing price (on the NYSE) was $73.71 and there were 34,909 shareholders of record.
Dividends paid per share and the quarterly price ranges on the NYSE during the last two years were:

	Dividend per share	Stock price
2016 — Quarter		High	Low
First	$0.50	$77.86	$69.96
Second	0.50	81.65	74.30
Third	0.52	86.98	77.13
Fourth	0.52	77.25	70.96
	$2.04
2015 — Quarter
First	$0.49	$69.84	$61.97
Second	0.49	66.38	61.31
Third	0.50	69.77	62.74
Fourth	0.50	73.51	66.03
	$1.98
During 2016, the Company recorded the following charges (gains) in operating profit:

	2016
(millions)	First	Second	Third	Fourth	Full Year
Restructuring and cost reduction charges	$52	$72	$40	$161	$325
(Gains) / losses on mark-to-market adjustments	24	(20)	31	226	261
	$76	$52	$71	$387	$586
During 2015, the Company recorded the following charges (gains) in operating profit:

	2015
(millions)	First	Second	Third	Fourth	Full Year
Restructuring and cost reduction charges	$68	$90	$85	$80	$323
(Gains) / losses on mark-to-market adjustments	67	(35)	27	387	446
	$135	$55	$112	$467	$769

NOTE 18
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

(millions)	2016	2015	2014
Net sales
U.S. Morning Foods	$2,931	$2,992	$3,108
U.S. Snacks	3,198	3,234	3,329
U.S. Specialty	1,214	1,181	1,198
North America Other	1,598	1,687	1,864
Europe	2,377	2,497	2,869
Latin America	780	1,015	1,205
Asia Pacific	916	919	1,007
Consolidated	$13,014	$13,525	$14,580
Operating profit
U.S. Morning Foods	$593	$474	$479
U.S. Snacks	324	385	364
U.S. Specialty	279	260	266
North America Other	181	178	295
Europe	205	247	232
Latin America	84	9	169
Asia Pacific	70	54	53
Total Reportable Segments	1,736	1,607	1,858
Corporate	(341)	(516)	(834)
Consolidated	$1,395	$1,091	$1,024
Depreciation and amortization (a)
U.S. Morning Foods	$122	$123	$136
U.S. Snacks	159	135	166
U.S. Specialty	11	11	10
North America Other	56	74	32
Europe	114	120	92
Latin America	22	28	32
Asia Pacific	30	29	31
Total Reportable Segments	514	520	499
Corporate	3	14	4
Consolidated	$517	$534	$503

(a)	Includes asset impairment charges as discussed in Note 14.

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by Management for the Company’s internationally-based reportable segments as shown below.

(millions)	2016	2015	2014
Interest expense
North America Other	$5	$5	$6
Europe	8	5	5
Latin America	4	5	3
Asia Pacific	2	2	1
Corporate	387	210	194
Consolidated	$406	$227	$209
Income taxes
Europe	$(17)	$10	$(3)
Latin America	30	34	42
Asia Pacific	14	—	(1)
Corporate & North America	206	115	148
Consolidated	$233	$159	$186
Management reviews balance sheet information, including total assets, based on geography. For all North American-based operating segments, balance sheet information is reviewed by Management in total and not on an individual operating segment basis.

(millions)	2016	2015	2014
Total assets
North America	$10,533	$10,363	$10,488
Europe	3,824	3,742	2,893
Latin America	1,136	587	905
Asia Pacific	1,158	1,106	1,111
Corporate	1,248	1,184	1,783
Elimination entries	(2,788)	(1,731)	(2,041)
Consolidated	$15,111	$15,251	$15,139
Additions to long-lived assets
North America	$318	$342	$295
Europe	125	110	129
Latin America	24	23	31
Asia Pacific	36	76	120
Corporate	4	2	7
Consolidated	$507	$553	$582
The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2016, 21% in 2015, and 21% in 2014, comprised principally of sales within the United States.
Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2016	2015	2014
Net sales
United States	$8,438	$8,560	$8,876
All other countries	4,576	4,965	5,704
Consolidated	$13,014	$13,525	$14,580
Long-lived assets
United States	$2,208	$2,220	$2,283
All other countries	1,361	1,401	1,486
Consolidated	$3,569	$3,621	$3,769

Supplemental product information is provided below for net sales to external customers:

(millions)	2016	2015	2014
Cereal	$5,440	$5,871	$6,570
Snacks	6,660	6,698	7,002
Frozen	914	956	1,008
Consolidated	$13,014	$13,525	$14,580

NOTE 19
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2016	2015	2014
Research and development expense	$182	$193	$199
Advertising expense	$735	$898	$1,094

Advertising declined in both 2016 and 2015 as a result of foreign currency translation, implementation of efficiency and effectiveness programs including zero-based budgeting, the change in media landscape migrating investment to digital, and shifting investment to food innovation and renovation.  Total advertising expense declined in 2016 approximately 130 basis points and 2015 by approximately 50 basis points as a percentage of net sales.

Consolidated Balance Sheet (millions)	2016	2015
Trade receivables	$1,106	$1,169
Allowance for doubtful accounts	(8)	(8)
Refundable income taxes	24	27
Other receivables	109	156
Accounts receivable, net	$1,231	$1,344
Raw materials and supplies	$315	$315
Finished goods and materials in process	923	935
Inventories	$1,238	$1,250
Deferred income taxes	$—	$227
Other prepaid assets	191	164
Other current assets	$191	$391
Land	$131	$142
Buildings	2,020	2,076
Machinery and equipment	5,646	5,617
Capitalized software	366	328
Construction in progress	686	694
Accumulated depreciation	(5,280)	(5,236)
Property, net	$3,569	$3,621
Other intangibles	$2,423	$2,315
Accumulated amortization	(54)	(47)
Other intangibles, net	$2,369	$2,268
Pension	$66	$231
Other	563	471
Other assets	$629	$702
Accrued income taxes	$47	$42
Accrued salaries and wages	318	325
Accrued advertising and promotion	436	447
Other	590	548
Other current liabilities	$1,391	$1,362
Nonpension postretirement benefits	$40	$77
Other	424	391
Other liabilities	$464	$468

Allowance for doubtful accounts (millions)	2016	2015	2014
Balance at beginning of year	$8	$7	$5
Additions charged to expense	9	4	6
Doubtful accounts charged to reserve	(9)	(3)	(4)
Balance at end of year	$8	$8	$7

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with generally accepted accounting principles.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

SEC staff guidance discusses the exclusion of an acquired entity from management's assessment of internal control over financial reporting. Management excluded from its assessment those disclosure controls and procedures that are subsumed by the Parati Group business which was acquired in December, 2016 in a purchase business combination.  Parati Group is wholly owned and accounted for less than 1% of the consolidated total assets and less than 1% of consolidated net sales as of and for the year ended December 31, 2016.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

/s/ John A. Bryant
John A. Bryant
Chairman and Chief Executive Officer

/s/ Ronald L. Dissinger
Ronald L. Dissinger
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kellogg Company

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Kellogg Company and its subsidiaries as of December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for deferred income taxes in 2016.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Parati Group business from its assessment of internal control over financial reporting as of December 31, 2016 because it was acquired by the Company in a purchase business combination in the fourth quarter of 2016. We have also excluded the Parati Group from our audit of internal control over financial reporting. The Parati Group is wholly-owned and its total assets and total net sales each represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2016.

/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
February 21, 2017

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures.
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, rather than absolute, assurance of achieving the desired control objectives.

As of December 31, 2016, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. SEC staff guidance discusses the exclusion of an acquired entity from management's assessment of internal control over financial reporting. Management excluded from its assessment those disclosure controls and procedures that are subsumed by the Parati Group business which was acquired in December, 2016 in a purchase business combination.  Parati Group is wholly owned and accounted for less than 1% of the consolidated total assets and less than 1% of consolidated net sales as of and for the year ended December 31, 2016.  Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also audited, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2016 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting.
Kellogg’s Project K initiative which includes the reorganization and relocation of certain financial, information technology, and logistics and distribution processes; internal to the organization was initiated in 2014. This initiative is expected to continue through 2018 and will continue to impact the design of our control framework. During efforts associated with Project K, we have implemented additional controls to monitor and maintain appropriate internal controls over financial reporting. There were no changes during the quarter ended December 31, 2016, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 28, 2017 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
Refer to the information under the captions “2016 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” and “Potential Post-Employment Payments” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation and Talent Management Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 21, 2017, are included herein in Part II, Item 8.
(a) 1. Consolidated Financial Statements
Consolidated Statement of Income for the years ended December 31, 2016, January 2, 2016 and January 3, 2015.
Consolidated Statement of Comprehensive Income for the years ended December 31, 2016, January 2, 2016 and January 3, 2015.

Consolidated Balance Sheet at December 31, 2016 and January 2, 2016.
Consolidated Statement of Equity for the years ended December 31, 2016, January 2, 2016 and January 3, 2015.
Consolidated Statement of Cash Flows for the years ended December 31, 2016, January 2, 2016 and January 3, 2015.
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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 21st day of February, 2017.

KELLOGG COMPANY

By:	/s/ John A. Bryant
John A. Bryant
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ John A. Bryant John A. Bryant	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2017

/s/ Ronald L. Dissinger Ronald L. Dissinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 21, 2017

/s/ Donald O. Mondano Donald O. Mondano	Vice President and Corporate Controller (Principal Accounting Officer)	February 21, 2017

* Stephanie A. Burns	Director	February 21, 2017

* John T. Dillon	Director	February 21, 2017

* Richard W. Dreiling	Director	February 21, 2017

* Zachary Gund	Director	February 21, 2017

* James M. Jenness	Director	February 21, 2017

* Donald R. Knauss	Director	February 21, 2017

* Mary Laschinger	Director	February 21, 2017

* Cynthia H. Milligan	Director	February 21, 2017

* La June Montgomery Tabron	Director	February 21, 2017

* Rogelio M. Rebolledo	Director	February 21, 2017

* Carolyn M. Tastad	Director	February 21, 2017

* Noel R. Wallace	Director	February 21, 2017

* By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-fact	February 21, 2017

EXHIBIT INDEX

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
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
IBRF
4.02
Indenture, dated as of May 21, 2009, between Kellogg Company and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, Commission file number 333-209699.
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
IBRF
4.14
Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 2026 and 4.500% Senior Debentures due 2046), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated March 7, 2016, Commission file number 1-4171.
IBRF
4.15
Officers’ Certificate of Kellogg Company (with form of 1.000% Senior Notes due 2024), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 19, 2016, Commission file number 1-4171.
IBRF
4.16
Officers’ Certificate of Kellogg Company (with form of 2.650% Senior Notes due 2023), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 15, 2016, Commission file number 1-4171.
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
IBRF
10.37	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.38	Form of Restricted Stock Terms and Conditions, incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Commission file number 1-4171.*	IBRF
10.39
Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, Commission file number 1-4171.*
IBRF
10.40	2013-2015 Executive Performance Plan, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 27, 2013, Commission file number 1-4171.*	IBRF
10.41	Kellogg Company 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-188222.*	IBRF
10.42	Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.43	Amendment Number 1. to the Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.44
Kellogg Company Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*
IBRF
10.45	Kellogg Company Executive Compensation Deferral Plan, incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF
10.46	2014-2016 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 27, 2014, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.47
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
IBRF
10.48	Kellogg Company Change of Control Severance Policy for Key Executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.49	Amendment to Change of Control between the Company and John Bryant, dated December 5, 2014, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.50	2015-2017 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
10.51	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
10.52	2016-2018 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*	IBRF
10.53	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*	IBRF
10.54
Receivables Sale Agreement, dated as of July 13, 2016, among Kellogg Sales Company and Kellogg Funding Company, LLC, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated July 13, 2016, Commission file number 1-4171.
IBRF
10.55
Receivables Purchase Agreement, dated as of July 13, 2016, among Kellogg Funding Company, LLC, Kellogg Business Services Company and Coöperatieve Rabobank U.A., New York Branch, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated July 13, 2016, Commission file number 1-4171.
IBRF
10.56
Performance Undertaking Agreement, dated as of July 13, 2016, made by Kellogg Company in favor of Coöperatieve Rabobank U.A, New York Branch, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated July 13, 2016, Commission file number 1-4171.
IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.57
First Amendment to Receivables Purchase Agreement, dated as of September 29, 2016, among Kellogg Funding Company, LLC, Kellogg Business Services Company and Coöperatieve Rabobank U.A., New York Branch, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 29, 2016, Commission file number 1-4171.
IBRF
10.58
Joinder Agreement, dated as of September 30, 2016, among Kellogg Business Services Company, The Bank Of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Coöperatieve Rabobank U.A., New York Branch, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 29, 2016, Commission file number 1-4171.
IBRF
10.59
Second Amendment to Receivables Purchase Agreement, dated as of November 25, 2016, among Kellogg Funding Company, LLC, Kellogg Business Services Company, Coöperatieve Rabobank U.A., New York Branch, and the other Purchasers party thereto, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated November 25, 2016, Commission file number 1-4171.
IBRF
10.60
Joinder Agreement, dated as of November 25, 2016, among Kellogg Business Services Company, ING Luxembourg S.A., and Coöperatieve Rabobank U.A., New York Branch, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated November 25, 2016, Commission file number 1-4171.
IBRF
10.61
364-Day Credit Agreement dated as of January 31, 2017 with JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and JPMorgan Chase Bank, N.A., Barclays Bank PLC, Coöperatieve Rabobank U.A., New York Branch and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, and the lenders named therein, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated February 1, 2017, Commission file number 1-4171.
IBRF
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by John A. Bryant.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Ronald L. Dissinger.	E
32.1	Section 1350 Certification by John A. Bryant.	E
32.2	Section 1350 Certification by Ronald L. Dissinger.	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.
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