Form 10-Q
period 2017-04-01
KELLOGG CO
filed 2017-05-08
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Common Stock outstanding as of April 29, 2017 — 350,277,682 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	April 1, 2017 (unaudited)	December 31, 2016 *
Current assets
Cash and cash equivalents	$298	$280
Accounts receivable, net	1,464	1,231
Inventories:
Raw materials and supplies	318	315
Finished goods and materials in process	877	923
Other prepaid assets	189	191
Total current assets	3,146	2,940
Property, net of accumulated depreciation of $5,397 and $5,280	3,576	3,569
Investments in unconsolidated entities	440	438
Goodwill	5,084	5,166
Other intangibles, net of accumulated amortization of $56 and $54	2,442	2,369
Other assets	739	629
Total assets	$15,427	$15,111
Current liabilities
Current maturities of long-term debt	$632	$631
Notes payable	629	438
Accounts payable	1,995	2,014
Accrued advertising and promotion	464	436
Accrued income taxes	141	47
Accrued salaries and wages	251	318
Other current liabilities	620	590
Total current liabilities	4,732	4,474
Long-term debt	6,715	6,698
Deferred income taxes	456	525
Pension liability	1,008	1,024
Other liabilities	494	464
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	817	806
Retained earnings	6,650	6,571
Treasury stock, at cost	(4,078)	(3,997)
Accumulated other comprehensive income (loss)	(1,488)	(1,575)
Total Kellogg Company equity	2,006	1,910
Noncontrolling interests	16	16
Total equity	2,022	1,926
Total liabilities and equity	$15,427	$15,111
* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended
(Results are unaudited)	April 1, 2017	April 2, 2016
Net sales	$3,254	$3,395
Cost of goods sold	2,050	2,150
Selling, general and administrative expense	844	807
Operating profit	360	438
Interest expense	61	217
Other income (expense), net	3	—
Income before income taxes	302	221
Income taxes	42	47
Earnings (loss) from unconsolidated entities	2	1
Net Income	$262	$175
Per share amounts:
Basic earnings	$0.75	$0.50
Diluted earnings	$0.74	$0.49
Dividends	$0.52	$0.50
Average shares outstanding:
Basic	351	351
Diluted	354	355
Actual shares outstanding at period end	350	350
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended April 1, 2017
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$262
Other comprehensive income (loss):
Foreign currency translation adjustments	76	9	85
Cash flow hedges:
Reclassification to net income	2	(1)	1
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	1	—	1
Other comprehensive income (loss)	$79	$8	$87
Comprehensive income			$349

	Quarter ended April 2, 2016
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$175
Other comprehensive income (loss):
Foreign currency translation adjustments	(55)	29	(26)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(57)	23	(34)
Reclassification to net income	2	(1)	1
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	1	—	1
Other comprehensive income (loss)	$(109)	$51	$(58)
Comprehensive income			$117
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, January 2, 2016	420	$105	$745	$6,597	70	$(3,943)	$(1,376)	$2,128	$10	$2,138
Common stock repurchases					6	(426)		(426)		(426)
Net income				694				694	1	695
Acquisition of noncontrolling interest								—	5	5
Dividends				(716)				(716)		(716)
Other comprehensive loss							(199)	(199)	—	(199)
Stock compensation			63					63		63
Stock options exercised and other			(2)	(4)	(7)	372		366		366
Balance, December 31, 2016	420	$105	$806	$6,571	69	$(3,997)	$(1,575)	$1,910	$16	$1,926
Common stock repurchases					2	(125)		(125)		(125)
Net income				262				262		262
Dividends				(182)				(182)		(182)
Other comprehensive income							87	87		87
Stock compensation			17					17		17
Stock options exercised and other			(6)	(1)	(1)	44		37		37
Balance, April 1, 2017	420	$105	$817	$6,650	70	$(4,078)	$(1,488)	$2,006	$16	$2,022
Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Quarter ended
(unaudited)	April 1, 2017	April 2, 2016
Operating activities
Net income	$262	$175
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	121	115
Postretirement benefit plan expense (benefit)	(56)	(28)
Deferred income taxes	(67)	—
Stock compensation	17	15
Other	30	(27)
Postretirement benefit plan contributions	(24)	(17)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(192)	(201)
Inventories	58	49
Accounts payable	11	89
Accrued income taxes	92	(13)
Accrued interest expense	48	12
Accrued and prepaid advertising and promotion	18	12
Accrued salaries and wages	(71)	(113)
All other current assets and liabilities	(36)	(63)
Net cash provided by (used in) operating activities	211	5
Investing activities
Additions to properties	(130)	(144)
Acquisitions, net of cash acquired	—	(18)
Other	(1)	7
Net cash provided by (used in) investing activities	(131)	(155)
Financing activities
Net issuances (reductions) of notes payable	191	(485)
Issuances of long-term debt	—	1,382
Reductions of long-term debt	(1)	(473)
Net issuances of common stock	40	164
Common stock repurchases	(125)	(198)
Cash dividends	(182)	(176)
Other	—	—
Net cash provided by (used in) financing activities	(77)	214
Effect of exchange rate changes on cash and cash equivalents	15	(5)
Increase (decrease) in cash and cash equivalents	18	59
Cash and cash equivalents at beginning of period	280	251
Cash and cash equivalents at end of period	$298	$310

Supplemental cash flow disclosures
Interest paid	$16	$199
Income taxes paid	$16	$59

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$106	$88

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended April 1, 2017 (unaudited)
Note 1 Accounting policies

Basis of presentation
The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2016 Annual Report on Form 10-K.

The condensed balance sheet information at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended April 1, 2017 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with certain third parties to provide accounts payable tracking systems which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into these agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under these arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of April 1, 2017, $731 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $543 million of those payment obligations to participating financial institutions. As of December 31, 2016, $677 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $507 million of those payment obligations to participating financial institutions.

New accounting standards
Income Taxes. In October 2016, the FASB, as part of their simplification initiative, issued an ASU to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Current Generally Accepted Accounting Principles (GAAP) prohibit recognition of current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments in the ASU eliminate the exception, such that entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. That is, early adoption should be the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the period of adoption.  The Company early adopted the ASU in the first quarter of 2017. As a result of an intercompany transfer of intellectual property, the Company recorded a $38 million reduction in income tax expense in the quarter ended April 1, 2017. Upon adoption, there was no cumulative effect adjustment to retained earnings.

Accounting standards to be adopted in future periods
Improving the Presentation of net Periodic Pension Cost and net Periodic Postretirement Benefit Cost. In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company will adopt the ASU in the first quarter of 2018. See further discussion in Accounting policies to be adopted in future periods section of MD&A.

Simplifying the test for goodwill impairment. In January 2017, the FASB issued an ASU to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The ASU is effective for an entity's annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU should be applied on a prospective basis. The Company is currently assessing the impact and timing of adoption of this ASU.

Statement of Cash Flows. In August 2016, the FASB issued an ASU to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.   The amendments in this ASU should be applied retrospectively.  The Company will adopt the new ASU in the first quarter of 2018. The Company doesn't expect material impacts to the financial statements upon adoption, activities impacted by adoption of this ASU will continue to be monitored throughout its 2017 fiscal year.

Leases. In February 2016, the FASB issued an ASU which will require the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The distinction between finance leases and operating leases will remain, with similar classification criteria as current GAAP to distinguish between capital and operating leases. The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. Lessor accounting remains substantially similar to current GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company will adopt the ASU in the first quarter of 2019, and is currently evaluating the impact that implementing this ASU will have on its financial statements.

Recognition and measurement of financial assets and liabilities. In January 2016, the FASB issued an ASU which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. Entities should apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company will adopt the updated standard in the first quarter of 2018. The Company does not expect the adoption of this ASU to have a significant impact on its financial statements.

Revenue from contracts with customers. In May 2014, the FASB issued an ASU, as amended, which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. The Company will adopt the updated standard in the first quarter of 2018, using a modified retrospective transition method, and the adoption is not expected to have a significant impact on its historical financial statements.

Note 2 Sale of accounts receivable

In March 2016, the Company entered into an agreement (the “Receivable Sales Agreement”), to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Receivable Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is $700 million.  During the quarters ended April 1, 2017 and April 2, 2016 approximately $535 million and $53 million, respectively, of accounts receivable have been sold via this arrangement. Accounts receivable sold of $611 million and $562 million remained outstanding under this arrangement as of April 1, 2017 and December 31, 2016, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was immaterial for the quarters ended April 1, 2017 and April 2, 2016 and is included in Other income and expense.

In July 2016, the Company entered into a U.S. accounts receivable securitization program with a third party financial institution. Under the program, we receive cash consideration of up to $600 million and a deferred purchase price asset for the remainder of the purchase price. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. This securitization program utilizes Kellogg Funding Company (Kellogg Funding), a wholly-owned subsidiary of the Company. Kellogg Funding's sole business consists of the purchase of receivables, from its parent or other subsidiary and subsequent transfer of such receivables and related assets to financial institutions. Although Kellogg Funding is included in our consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of Kellogg Funding assets prior to any assets or value in Kellogg Funding becoming available to the Company or its subsidiaries. The assets of Kellogg Funding are not available to pay creditors of the Company or its subsidiaries. This program expires in July 2017 but can be renewed with consent from the parties to the program.

During the quarter ended April 1, 2017, $595 million of accounts receivable were sold via the accounts receivable securitization program. As of April 1, 2017, approximately $353 million of accounts receivable sold to Kellogg Funding under the securitization program remained outstanding, for which the Company received net cash proceeds of approximately $303 million and a deferred purchase price asset of approximately $50 million. As of December 31, 2016, approximately $292 million of accounts receivable sold to Kellogg Funding under the securitization program remained outstanding, for which the Company received net cash proceeds of approximately $255 million and a deferred purchase price asset of approximately $37 million. The portion of the purchase price for the receivables which is not paid in cash by the financial institutions is a deferred purchase price asset, which is paid to Kellogg Funding as payments on the receivables are collected from customers. The deferred purchase price asset represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price asset is included in Other prepaid assets on the Consolidated Balance Sheet. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables for the quarter ended April 1, 2017 is included in Other income and expense and is not material.

The Company has no retained interests in the receivables sold under the programs above which primarily enables the Company to extend customers payment terms for a net economic benefit attained on a cash flow neutral basis. The Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of April 1, 2017 and December 31, 2016 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. During the quarter ended April 1, 2017, $55 million of accounts receivable have been sold via these programs. Accounts receivable sold of $50 million and $124 million remained outstanding under these programs as of April 1, 2017 and December 31, 2016, respectively. The recorded net loss on the sale of these receivables is included in Other income and expense and is not material.

Note 3 Goodwill and other intangible assets

Parati acquisition
In December 2016, the Company acquired Ritmo Investimentos, controlling shareholder of Parati S/A, Afical Ltda and Padua Ltda ("Parati Group"), a leading Brazilian food group for approximately BRL 1.38 billion ($381 million) or $379 million, net of cash and cash equivalents. The purchase price is subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the acquisition date compared to targeted amounts. The acquisition was accounted for under the purchase price method and was financed with cash on hand and short-term borrowings. The assets and liabilities of the Parati Group are included in the Consolidated Balance Sheet as of April 1, 2017 within the Latin America segment. The acquired assets and assumed liabilities include the following:

(millions)	December 1, 2016
Current assets	$44
Property	72
Goodwill	145
Intangible assets	179
Current liabilities	(48)
Non-current deferred tax liability and other	(13)
$379

The above amounts represent the allocation of purchase price as of April 1, 2017 and are subject to revision when the working capital and net debt adjustments to the purchase price are agreed between the parties and appraisals are finalized for property and intangible assets. These items will be finalized during 2017.

As of April 1, 2017, the Company had finalized plans to merge the acquired and pre-existing Brazilian legal entities, which will result in tax basis of the acquired intangible assets. Accordingly, deferred tax liabilities and goodwill were both reduced by $41 million in the quarter ended April 1, 2017. In addition, during the first quarter, the value of intangible assets subject to amortization increased $57 million and intangible assets not subject to amortization increased $4 million with an offsetting $61 million adjustment to goodwill in conjunction with the updated allocation of the purchase price.

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

Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer lists, and indefinite-lived intangible assets, consisting of brands, are presented in the following tables:

Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2016	$131	$3,568	$82	$457	$376	$328	$224	$5,166
Purchase price allocation adjustment	—	—	—	—	—	(102)	—	(102)
Currency translation adjustment	—	—	—	1	7	9	3	20
April 1, 2017	$131	$3,568	$82	$458	$383	$235	$227	$5,084

Intangible assets subject to amortization

Gross carrying amount
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2016	$8	$42	$—	$5	$40	$36	$10	$141
Purchase price allocation adjustment	—	—	—	—	—	57	—	57
Currency translation adjustment	—	—	—	—	1	4	—	5
April 1, 2017	$8	$42	$—	$5	$41	$97	$10	$203

Accumulated Amortization
December 31, 2016	$8	$19	$—	$4	$14	$6	$3	$54
Amortization	—	1	—	—	1	—	—	2
April 1, 2017	$8	$20	$—	$4	$15	$6	$3	$56

Intangible assets subject to amortization, net
December 31, 2016	$—	$23	$—	$1	$26	$30	$7	$87
Purchase price allocation adjustment	—	—	—	—	—	57	—	57
Currency translation adjustment	—	—	—	—	1	4	—	5
Amortization	—	(1)	—	—	(1)	—	—	(2)
April 1, 2017	$—	$22	$—	$1	$26	$91	$7	$147
For intangible assets in the preceding table, amortization was $2 million and $2 million for the quarters ended April 1, 2017 and April 2, 2016, respectively. The currently estimated aggregate annual amortization expense for full-year 2017 is approximately $8 million.
Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2016	$—	$1,625	$—	$176	$383	$98	$—	$2,282
Purchase price allocation adjustment	—	—	—	—	—	4	—	4
Currency translation adjustment	—	—	—	—	5	4	—	9
April 1, 2017	$—	$1,625	$—	$176	$388	$106	$—	$2,295

Note 4 Restructuring and cost reduction activities
The Company views its restructuring and cost reduction activities as part of its operating principles to provide greater visibility in achieving its long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.

Total Projects
During the quarter ended April 1, 2017, the Company recorded total charges of $142 million across all restructuring and cost reduction activities. The charges were comprised of $15 million recorded in cost of goods sold (COGS) and $127 million recorded in selling, general and administrative (SG&A) expense.
During the quarter ended April 2, 2016, the Company recorded total charges of $52 million across all restructuring and cost reduction activities. The charges consist of $18 million recorded in COGS and $34 million recorded in SG&A expense.
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
The Company currently anticipates that Project K will result in total pre-tax charges, once all phases are approved and implemented, of $1.5 to $1.6 billion, with after-tax cash costs, including incremental capital investments, estimated to be to $1.1 billion. Based on current estimates and actual charges to date, the Company expects the total project charges will consist of asset-related costs of approximately $500 million which will consist primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs of approximately $500 million which will include severance, pension and other termination benefits; and other costs of approximately $600 million which consists primarily of charges related to the design and implementation of global business capabilities and a more efficient go-to-market model.
The Company currently expects that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 13%), U.S. Snacks (approximately 35%), U.S. Specialty (approximately 1%), North America Other (approximately 11%), Europe (approximately 21%), Latin America (approximately 1%), Asia-Pacific (approximately 6%), and Corporate (approximately 12%).

Since the inception of Project K, the Company has recognized charges of $1,258 million that have been attributed to the program. The charges consist of $6 million recorded as a reduction of revenue, $705 million recorded in COGS and $547 million recorded in SG&A expense.

Other Projects
In 2015 the Company implemented a zero-based budgeting (ZBB) program in its North America business that has deliver ongoing annual savings. During 2016, ZBB was expanded to include the international segments of the business. In support of the ZBB initiative, the Company incurred pre-tax charges of approximately $1 million and $7 million during the quarters ended April 1, 2017 and April 2, 2016, respectively. Total charges of $38 million have been recognized since the inception of the ZBB program.

The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarter and year-to-date periods ended April 1, 2017 and April 2, 2016 and program costs to date for programs currently active as of April 1, 2017.

	Quarter ended		Program costs to date
(millions)	April 1, 2017	April 2, 2016	April 1, 2017
Employee related costs	$111	$14	$479
Asset related costs	10	10	202
Asset impairment	—	—	155
Other costs	21	28	460
Total	$142	$52	$1,296

	Quarter ended		Program costs to date
(millions)	April 1, 2017	April 2, 2016	April 1, 2017
U.S. Morning Foods	$1	$5	$242
U.S. Snacks	120	20	322
U.S. Specialty	—	2	19
North America Other	7	9	135
Europe	6	14	305
Latin America	1	—	25
Asia Pacific	1	—	82
Corporate	6	2	166
Total	$142	$52	$1,296
For the quarters ended April 1, 2017 and April 2, 2016 employee related costs consist primarily of severance and other termination related benefits, asset related costs consist primarily of accelerated depreciation, and other costs consist primarily of third-party incremental costs related to the development and implementation of global business capabilities and a more efficient go-to-market model.
At April 1, 2017 total exit cost reserves were $204 million, related to severance payments and other costs of which a substantial portion will be paid out in 2017 and 2018. The following table provides details for exit cost reserves.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 31, 2016	$102	$—	$—	$29	$131
2017 restructuring charges	111	—	10	21	142
Cash payments	(16)	—	—	(39)	(55)
Non-cash charges and other	(4)	—	(10)	—	(14)
Liability as of April 1, 2017	$193	$—	$—	$11	$204
Note 5 Equity
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were 4 million and 2 million anti-dilutive potential common shares excluded from the reconciliation for the quarters ended April 1, 2017 and April 2, 2016, respectively.

Quarters ended April 1, 2017 and April 2, 2016:

(millions, except per share data)	Net income	Average shares outstanding	Earnings per share
2017
Basic	$262	351	$0.75
Dilutive potential common shares		3	(0.01)
Diluted	$262	354	$0.74
2016
Basic	$175	351	$0.50
Dilutive potential common shares		4	(0.01)
Diluted	$175	355	$0.49

In December 2015, the board of directors approved a new authorization to repurchase of up to $1.5 billion of our common stock beginning in 2016 through December 2017. As of April 1, 2017, $949 million remains available under the authorization.
During the quarter ended April 1, 2017, the Company repurchased approximately 2 million shares of common stock for a total of $125 million. During the quarter ended April 2, 2016, the Company repurchased 3 million shares of common stock for a total of $210 million.
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

Reclassifications out of AOCI for the quarter ended April 1, 2017 consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended April 1, 2017	Quarter ended April 2, 2016
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$(1)	$(7)	COGS
Foreign currency exchange contracts	—	—	SG&A
Interest rate contracts	2	6	Interest expense
Commodity contracts	—	3	COGS
	$1	$2	Total before tax
	—	(1)	Tax expense (benefit)
	$1	$1	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$1	See Note 8 for further details
Prior service cost	—	—	See Note 8 for further details
	$1	$1	Total before tax
	—	—	Tax expense (benefit)
	$1	$1	Net of tax
Total reclassifications	$2	$2	Net of tax

Accumulated other comprehensive income (loss) as of April 1, 2017 and December 31, 2016 consisted of the following:

(millions)	April 1, 2017	December 31, 2016
Foreign currency translation adjustments	$(1,420)	$(1,505)
Cash flow hedges — unrealized net gain (loss)	(66)	(67)
Postretirement and postemployment benefits:
Net experience loss	(13)	(14)
Prior service cost	11	11
Total accumulated other comprehensive income (loss)	$(1,488)	$(1,575)

Note 6 Debt
The following table presents the components of notes payable at April 1, 2017 and December 31, 2016:

	April 1, 2017		December 31, 2016
(millions)	Principal amount	Effective interest rate (a)	Principal amount	Effective interest rate (a)
U.S. commercial paper	$242	0.85%	$80	0.61%
Europe commercial paper	315	(0.17)%	306	(0.18)%
Bank borrowings	72		52
Total	$629		$438
(a) Negative effective interest rates on certain borrowings in Europe are the result of efforts by the European Central Bank to stimulate the economy in the eurozone.

The Company has entered into interest rate swaps with notional amounts totaling $2.2 billion, which effectively converts a portion of the associated U.S. Dollar Notes from fixed rate to floating rate obligations. These derivative instruments are designated as fair value hedges. The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of April 1, 2017 were as follows: (a) five-year 1.75% U.S. Dollar Notes due 2017 –  1.94%; (b) seven-year 3.25% U.S. Dollar Notes due 2018 – 2.56%; (c) ten-year 4.15% U.S. Dollar Notes due 2019 – 3.53%; (d) ten-year 4.00% U.S. Dollar Notes due 2020 – 2.91%; (e) ten-year 3.125% U.S. Dollar Notes due 2022 – 2.32%; (f) ten-year 2.75% U.S. Dollar Notes due 2023 – 2.47%; (g) seven-year 2.65% U.S. Dollar Notes due 2023 – 2.23%; (h) eight-year 1.00% Euro Notes due 2024 – 0.74% and (i) ten-year 3.25% U.S. Notes due 2026 – 3.52%.
Note 7 Stock compensation
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, restricted stock units, and to a lesser extent, executive performance shares and restricted stock grants. The Company also sponsors a discounted stock purchase plan in the United States and matching-grant programs in several international locations. Additionally, the Company awards restricted stock to its outside directors. The interim information below should be read in conjunction with the disclosures included within the stock compensation footnote of the Company’s 2016 Annual Report on Form 10-K.
The Company classifies pre-tax stock compensation expense in COGS and SG&A expense principally within its Corporate segment. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended
(millions)	April 1, 2017	April 2, 2016
Pre-tax compensation expense	$18	$16
Related income tax benefit	$6	$6
As of April 1, 2017, total stock-based compensation cost related to non-vested awards not yet recognized was $145 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Stock options
During the quarters ended April 1, 2017 and April 2, 2016, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2016 Annual Report on Form 10-K.
Quarter ended April 1, 2017:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	15	$62
Granted	2	73
Exercised	(1)	56
Forfeitures and expirations	—	—
Outstanding, end of period	16	$64	7.2	$147
Exercisable, end of period	11	$60	6.3	$140

Quarter ended April 2, 2016:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	19	$58
Granted	3	76
Exercised	(3)	55
Forfeitures and expirations	—	—
Outstanding, end of period	19	$61	7.4	$306
Exercisable, end of period	12	$57	6.4	$242

The weighted-average grant date fair value of options granted was $10.14 per share and $9.45 per share for the quarters ended April 1, 2017 and April 2, 2016, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the quarter ended April 1, 2017:	18%	6.6	2.26%	2.80%
Grants within the quarter ended April 2, 2016:	17%	6.9	1.60%	2.60%
The total intrinsic value of options exercised was $12 million and $50 million for the quarters ended April 1, 2017 and April 2, 2016, respectively.
Performance shares
In the first quarter of 2017, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include currency-neutral comparable operating margin and total shareholder return (TSR) of the Company’s common stock relative to a select group of peer companies.
A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of currency-neutral comparable operating margin expansion. Compensation cost related to currency-neutral comparable operating margin performance is revised for changes in the expected outcome. The 2017 target grant currently corresponds to approximately 189,000 shares, with a grant-date fair value of $67 per share.
Based on the market price of the Company’s common stock at April 1, 2017, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	April 1, 2017
2015 Award	$23
2016 Award	$26
2017 Award	$27
The 2014 performance share award, payable in stock, was settled at 35% of target in February 2017 for a total dollar equivalent of $5 million.
Other stock-based awards
During the quarter ended April 1, 2017, the Company granted restricted stock units and a nominal number of restricted stock awards to eligible employees as presented in the following table. Terms of these grants and the

Company’s method of determining grant-date fair value were consistent with that described within the stock compensation footnote in the Company’s 2016 Annual Report on Form 10-K.
Quarter ended April 1, 2017:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	1,166	$63
Granted	629	67
Vested	(25)	55
Forfeited	(22)	64
Non-vested, end of period	1,748	$65
Quarter ended April 2, 2016:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	806	$58
Granted	547	70
Vested	(47)	55
Forfeited	(15)	56
Non-vested, end of period	1,291	$63
Note 8 Employee benefits
The Company sponsors a number of U.S. and foreign pension plans as well as other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2016 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended
(millions)	April 1, 2017	April 2, 2016
Service cost	$25	$24
Interest cost	41	44
Expected return on plan assets	(90)	(89)
Amortization of unrecognized prior service cost	2	3
Recognized net loss	3	—
Curtailment loss	1	—
Total pension (income) expense	$(18)	$(18)

Other nonpension postretirement

	Quarter ended
(millions)	April 1, 2017	April 2, 2016
Service cost	$5	$5
Interest cost	9	10
Expected return on plan assets	(24)	(22)
Amortization of unrecognized prior service cost (credit)	(2)	(3)
Recognized net (gain) loss	(29)	—
Curtailment loss	3	—
Total postretirement benefit (income) expense	$(38)	$(10)
Postemployment

	Quarter ended
(millions)	April 1, 2017	April 2, 2016
Service cost	$1	$2
Interest cost	1	1
Recognized net loss	1	1
Total postemployment benefit expense	$3	$4
During the quarter ended April 1, 2017, the Company recognized curtailment losses of $1 million and $3 million within pension and nonpension postretirement plans, respectively, in conjunction with Project K restructuring activity. In addition, the Company remeasured the benefit obligation for impacted pension and nonpension postretirement plans. The remeasurement resulted in a mark-to-market loss of $3 million on a pension plan due primarily to a lower discount rate and a $29 million gain on a nonpension postretirement plan primarily due to plan asset investment returns slightly mitigated by the impact of a lower discount rate.
Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
April 1, 2017	$21	$3	$24
April 2, 2016	$13	$4	$17
Full year:
Fiscal year 2017 (projected)	$26	$16	$42
Fiscal year 2016 (actual)	$18	$15	$33
Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Additionally, during the quarter ended April 1, 2017, the Company recognized expense totaling $26 million related to the exit of several multi-employer plans associated with Project K restructuring activity. This amount represents management's best estimate, actual results could differ. The cash obligation is payable over a maximum 20-year period; management has not determined the actual period over which the payments will be made.

Note 9 Income taxes
The consolidated effective tax rate for the quarter ended April 1, 2017 was 14% as compared to the prior year’s rate of 21%. For the quarter ended April 1, 2017, the effective tax rate benefited from a deferred tax benefit of $38 million resulting from an intercompany transfer of intellectual property under the application of the newly adopted standard. See discussion regarding the adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, in Note 1.

The effective tax rate for 2016 benefited from excess tax benefits from share-based compensation, the completion of certain tax examinations partially offset by the establishment of a valuation allowance for certain deferred tax assets.
As of April 1, 2017, the Company classified $11 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $6 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the quarter ended April 1, 2017; $40 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 31, 2016	$63
Tax positions related to current year:
Additions	1
Reductions	—
Tax positions related to prior years:
Additions	1
Reductions	(5)
Settlements	—
Lapse in statute of limitations	—
April 1, 2017	$60

The accrual balance for tax-related interest was $20 million at April 1, 2017.
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
Total notional amounts of the Company’s derivative instruments as of April 1, 2017 and December 31, 2016 were as follows:

(millions)	April 1, 2017	December 31, 2016
Foreign currency exchange contracts	$1,385	$1,396
Interest rate contracts	2,190	2,185
Commodity contracts	608	437
Total	$4,183	$4,018
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at April 1, 2017 and December 31, 2016, measured on a recurring basis.

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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of April 1, 2017 or December 31, 2016.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of April 1, 2017 and December 31, 2016:

Derivatives designated as hedging instruments

	April 1, 2017			December 31, 2016
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$—	$—	$—	$2	$2
Interest rate contracts:
Other assets (a)	—	—	—	—	1	1
Total assets	$—	$—	$—	$—	$3	$3
Liabilities:
Interest rate contracts:
Other liabilities (a)	—	(68)	(68)	—	(65)	(65)
Total liabilities	$—	$(68)	$(68)	$—	$(65)	$(65)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $2.3 billion and $2.2 billion as of April 1, 2017 and December 31, 2016, respectively.

Derivatives not designated as hedging instruments

	April 1, 2017			December 31, 2016
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$11	$11	$—	$25	$25
Commodity contracts:
Other prepaid assets	3	—	3	13	—	13
Total assets	$3	$11	$14	$13	$25	$38
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(8)	$(8)	$—	$(11)	$(11)
Commodity contracts:
Other current liabilities	(17)	—	(17)	$(7)	$—	$(7)
Total liabilities	$(17)	$(8)	$(25)	$(7)	$(11)	$(18)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $1.8 billion as of April 1, 2017 and December 31, 2016, respectively.
The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of April 1, 2017 and December 31, 2016 would be adjusted as detailed in the following table:

As of April 1, 2017:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$14	$(12)	$—	$2
Total liability derivatives	$(93)	$12	$59	$(22)

As of December 31, 2016:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$41	$(24)	$—	$17
Total liability derivatives	$(83)	$24	$48	$(11)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended April 1, 2017 and April 2, 2016 was as follows:
Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		April 1, 2017	April 2, 2016
Interest rate contracts	Interest expense	$5	$6
Total		$5	$6

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	April 1, 2017	April 2, 2016		April 1, 2017	April 2, 2016		April 1, 2017	April 2, 2016
Foreign currency exchange contracts	$—	$10	COGS	$1	$7	Other income (expense), net	$—	$—
Interest rate contracts	—	(66)	Interest expense	(2)	(6)	N/A	—	—
Commodity contracts	—	(1)	COGS	—	(3)	Other income (expense), net	—	—
Total	$—	$(57)		$(1)	$(2)		$—	$—

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	April 1, 2017	April 2, 2016
Foreign currency denominated long-term debt	$(25)	$(58)
Foreign currency exchange contracts	—	(22)
Total	$(25)	$(80)
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		April 1, 2017	April 2, 2016
Foreign currency exchange contracts	COGS	$(9)	$(9)
Foreign currency exchange contracts	Other income (expense), net	(5)	11
Commodity contracts	COGS	(13)	4
Commodity contracts	SG&A	1	—
Total		$(26)	$6

During the next 12 months, the Company expects $7 million of net deferred losses reported in AOCI at April 1, 2017 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on April 1, 2017 was $67 million. If the credit-risk-related contingent features were triggered as of April 1, 2017, the Company would be required to post collateral of $43 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of April 1, 2017 triggered by credit-risk-related contingent features.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $6,961 million and $7,347 million, respectively, as of April 1, 2017.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of April 1, 2017, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of April 1, 2017, the Company posted $24 million related to reciprocal collateralization agreements. As of April 1, 2017 the Company posted $35 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 27% of consolidated trade receivables at April 1, 2017.
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

	Quarter ended
(millions)	April 1, 2017	April 2, 2016
Net sales
U.S. Morning Foods	$719	$767
U.S. Snacks	781	832
U.S. Specialty	395	376
North America Other	393	414
Europe	512	598
Latin America	222	192
Asia Pacific	232	216
Consolidated	$3,254	$3,395
Operating profit
U.S. Morning Foods	$160	$148
U.S. Snacks	(44)	83
U.S. Specialty	96	86
North America Other	49	45
Europe	66	70
Latin America	33	23
Asia Pacific	22	17
Total Reportable Segments	382	472
Corporate (a)	(22)	(34)
Consolidated	$360	$438

(a)
Includes mark-to-market adjustments for pension and postretirement plans, commodity and foreign currency contracts totaling ($21) million and ($24) million for the quarters ended April 1, 2017 and April 2, 2016, respectively.

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

Corporate responsibility and sustainability
As a grain-based food company, our success is dependent on timely access to high quality, low cost ingredients, and water and energy for our global manufacturing operations. We rely on natural capital including energy for product manufacturing and distribution, water as an ingredient, for facility cleaning and steam power, and food crops and commodities as an ingredient. These natural capital dependencies are at risk of shortage, price volatility, regulation, and quality impacts due to climate change which is assessed as part of our overall enterprise risk management program. Due to these risks, we have implemented major short and long-term initiatives to mitigate and adapt to these environmental pressures, as well as the resulting challenges of food security.

To address these risks, we partner with suppliers, customers, governments and non-governmental organizations, including the World Business Council for Sustainable Development and the Consumer Goods Forum. We are also committed to improving efficiency and technologies in our owned manufacturing footprint by reducing water use, total waste, energy use, and greenhouse gas (GHG) emissions as well as working across our supply chain with the goal of reducing risk of disruptions from unexpected constraints in natural resource availability or impacts on raw material pricing. In addition, we established third-party approved science-based targets to measure progress against our goal to significantly reduce absolute GHG emissions across our own footprint and that of our suppliers. In 2016, we expanded our global signature cause platform, Breakfasts for Better Days, with the intent to help address hunger relief and food security.

We have incorporated the risks and opportunities of climate change and food security into the Global 2020 Growth Strategy and Global Heart and Soul Strategy by continuing to identify risk, incorporating environmental and social indicators into strategic priorities and reporting regularly to leadership, the board of directors, and publicly. Future reporting on our environmental and social risks and performance against targets will be included in our Annual Report on Form 10-K.

Segments
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

Operating margin expansion through 2018
In 2016 we announced a plan to increase and accelerate our currency-neutral comparable operating margin. Specifically, we are targeting an expansion of 350 basis points during 2016 through 2018. There are four elements to this margin expansion plan:

•
Productivity and savings - In addition to annual productivity savings to offset inflation, we have expanded our Project K restructuring program, and we have expanded our zero-based budgeting initiative in the U.S. and our international regions.  We also are working on additional Project K initiatives.  The result of these initiatives should be higher annual savings.

•
Price and Mix - We have established a more formal Revenue Growth Management discipline around the world, to help us ensure our products and pack-sizes are priced correctly, and that we are generating a positive mix of sales volume.

•	Investing for Impact - We are updating our investment model to align with today's consumer and technology in order to optimize the return on investment in our brands.

•	On-Trend Foods - We are adopting a more impactful approach to renovation and innovation of our foods.

During this time period, we will be working to stabilize net sales, with an aim to returning to growth. Accordingly, our margin expansion target incorporates continued investment in food and packaging, investment in new capabilities, and an increase in brand investment in our U.S. Snacks business. These margin-expansion actions are expected to drive accelerated growth in currency-neutral comparable operating profit and currency neutral comparable earnings per share in 2017 and 2018.

In March 2017, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) changing the presentation of net periodic pension and postretirement benefit costs within the income statement. The ASU requires all components of net periodic benefit cost, other than service cost, be presented in the income statement outside of income from operations. We expect to adopt the ASU retrospectively in the first quarter of 2018. The impact of adoption, when applied retrospectively, is expected to reduce our 2015 currency-neutral comparable operating margin, the basis for our 350 basis point improvement target, by approximately 175-185 basis points. The adoption is anticipated to only impact the Corporate segment, and not expected to impact our ability to achieve 350 basis points of currency-neutral comparable operation margin expansion from this new base by the end of 2018. See the Accounting standards to be adopted in future periods section of the MD&A for additional information regarding the impact of this ASU.

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

Non-GAAP financial measures used include comparable net sales, comparable gross margin, comparable SG&A, comparable operating profit, comparable operating profit margin, comparable effective tax rate, comparable net income, comparable diluted EPS, and cash flow. These non-GAAP financial measures are also evaluated for year-over-year growth and on a currency-neutral basis to evaluate the underlying growth of the business and to exclude the effect of foreign currency. We determine currency-neutral operating results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. These non-GAAP financial measures may not be comparable to similar measures used by other companies.

•
Comparable net sales: We adjust the GAAP financial measures to exclude the pre-tax effect of acquisitions, and divestitures. We excluded the items which we believe may obscure trends in our underlying net sales performance. By providing this non-GAAP net sales measure, management intends to provide investors with a meaningful, consistent comparison of net sales performance for the Company and each of our reportable segments for the periods presented. Management uses this non-GAAP measure to evaluate the effectiveness of initiatives behind net sales growth, price realization, and the impact of mix on our business results. This non-GAAP measure is also used to make decisions regarding the future direction of our business, and for resource allocation decisions. Currency-neutral comparable net sales represents comparable net sales excluding the impact of foreign currency.

•
Comparable gross profit, comparable gross margin, comparable SG&A, comparable SG&A%, comparable operating profit, comparable operating profit margin, comparable net income, and comparable diluted EPS: We adjust the GAAP financial measures to exclude the effect of Project K and cost reduction activities, acquisitions, divestitures, integration costs, mark-to-market adjustments for pension plans, commodities and certain foreign currency contracts, costs associated with the early redemption of debt outstanding, and impacts of the prior-year Venezuela remeasurement and deconsolidation. We excluded the items which we believe may obscure trends in our underlying profitability. The impact of acquisitions and divestitures are not excluded from comparable diluted EPS. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, such as Project K, ZBB and Revenue Growth Management, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments. Currency-neutral comparable represents comparable excluding foreign currency impact.

Comparable effective tax rate: We adjust the GAAP financial measure to exclude tax effect of Project K and cost reduction activities, divestitures, integration costs, mark-to-market adjustments for pension plans, commodities and certain foreign currency contracts, costs associated with the early redemption of debt outstanding, and costs associated with prior-year Venezuela remeasurement. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our underlying tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability
Project K and cost reduction activities
In February 2017, the Company announced an expansion and an extension to its previously-announced global efficiency and effectiveness program ("Project K"). Project K is expected to continue generating a significant amount of savings that may be invested in key strategic areas of focus for the business. The Company expects that these savings may be used to drive future growth in the business. We recorded pre-tax charges related to this program of $141 million and $45 million for the quarters ended April 1, 2017 and April 2, 2016, respectively.

In 2015 we initiated the implementation of a Zero-Based Budgeting (ZBB) program in our North America business. During 2016 ZBB was expanded to include international segments of the business. In support of the ZBB initiative, we incurred pre-tax charges of $1 million and $7 million for the quarters ended April 1, 2017 and April 2, 2016, respectively.

See the Restructuring and cost reduction activities section for more information.

Acquisitions
In December 2016, the Company acquired Ritmo Investimentos, controlling shareholder of Parati S/A, Afical Ltda and Padua Ltda ("Parati Group"), a leading Brazilian food group for approximately BRL 1.38 billion ($381 million) or $379 million, net of cash and cash equivalents. The purchase price is subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the acquisition date compared to targeted amounts. In our Latin America reportable segment, for the quarter ended April 1, 2017 the acquisition added $47 million in net sales and $8 million of operating profit (before integration costs) that impacted the comparability of our reported results.

Integration costs
We have incurred integration costs related to the integration of the 2016 acquisition of Parati Group, the 2015 acquisitions of Bisco Misr and Mass Foods, and the 2015 entry into a joint venture with Tolaram Africa as we move these businesses into the Kellogg business model. We recorded pre-tax integration costs that were approximately $1 million for the quarters ended April 1, 2017 and April 2, 2016.

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded total pre-tax mark-to-market charges of $21 million and $24 million for the quarters ended April 1, 2017 and April 2, 2016, respectively. Within this total, the pre-tax mark-to-market charges for pension and postretirement plans were ($1) million and $34 million for the quarters ended April 1, 2017 and April 2, 2016, respectively.

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

Venezuela
There was a material change in the business environment, including a worsening of our access to key raw materials subject to restrictions, and a related significant drop in production volume in the fourth quarter of 2016. These supply chain disruptions, along with other factors such as the worsening economic environment in Venezuela and the limited access to dollars to import goods through the use of any of the available currency mechanisms, have impaired our ability to effectively operate and fully control our Venezuelan subsidiary.

As of December 31, 2016, we deconsolidated and changed to the cost method of accounting for our Venezuelan subsidiary. The deconsolidation reduced net sales by $9 million and operating profit by $5 million which impacted the comparability of our reported results for the quarter ended April 1, 2017 compared to the quarter ended April 2, 2016.

In 2016 certain non-monetary assets related to our Venezuelan subsidiary continued to be remeasured at historical exchange rates. As these assets were utilized by our Venezuelan subsidiary during 2016 they were recognized in the income statement at historical exchange rates resulting in an unfavorable impact. We experienced an unfavorable pre-tax impact of approximately $6 million during the quarter ended April 2, 2016 related to the utilization of these remaining non-monetary assets, primarily impacting COGS.

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

Financial results
For the quarter ended April 1, 2017, our reported net sales declined by 4.1% due to the translational impact of foreign currency and lower volume as a result of trade-inventory reductions in the U.S. and unexpectedly soft consumption trends across most categories during the quarter. These declines were partially offset by the impact of the Parati acquisition, and growth in U.S. Specialty and Asia-Pacific. Currency-neutral comparable net sales were down 4.4% after eliminating the impact of acquisitions, foreign currency, and prior year Venezuela results.

Reported operating profit decreased 17.6%, primarily the result of increased restructuring charges and foreign currency, partially offset by expanded margins across all regions resulting from Project K and ZBB savings and the Parati acquisition. Currency-neutral comparable operating profit increased by 2.2% after eliminating the impact of higher restructuring charges and foreign currency.

Reported operating margin for the quarter was unfavorable 180 basis points due primarily to increased Project K restructuring charges. These impacts were partially offset by COGS and SG&A savings realized from Project K and ZBB initiatives. Currency-neutral comparable operating margin was favorable 110 basis points after excluding the year-over-year impact of restructuring, mark-to-market, prior year Venezuela remeasurement, prior year Venezuela results, and foreign currency.

Reported diluted EPS of $.74 for the quarter was up 51% compared to the prior year of $.49. Reported diluted EPS for the first quarter was higher due to costs related to the bond tender in the first quarter of 2016 and a lower tax rate partially offset by higher restructuring charges. Currency-neutral comparable diluted EPS of $1.09 increased by 13.5% compared to prior year of $.96, ahead of our expectations, due to higher profit margins driven by productivity initiatives, ZBB savings and a lower effective tax rate.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended
Consolidated results (dollars in millions, except per share data)	April 1, 2017	April 2, 2016
Reported net income	$262	$175
Mark-to-market (pre-tax)	(21)	(24)
Project K and cost reduction activities (pre-tax)	(142)	(52)
Other costs impacting comparability (pre-tax)	—	(153)
Integration and transaction costs (pre-tax)	(1)	(1)
Venezuela operations impact (pre-tax)	—	5
Venezuela remeasurement (pre-tax)	—	(6)
Income tax benefit applicable to adjustments, net*	50	67
Comparable net income	$376	$339
Foreign currency impact	(9)
Currency-neutral comparable net income	$385
Reported diluted EPS	$0.74	$0.49
Mark-to-market (pre-tax)	(0.06)	(0.07)
Project K and cost reduction activities (pre-tax)	(0.40)	(0.14)
Other costs impacting comparability (pre-tax)	—	(0.43)
Venezuela operations impact (pre-tax)	—	0.01
Venezuela remeasurement (pre-tax)	—	(0.02)
Income tax benefit applicable to adjustments, net*	0.14	0.18
Comparable diluted EPS	$1.06	$0.96
Foreign currency impact	(0.03)
Currency-neutral comparable diluted EPS	$1.09
Currency-neutral comparable diluted EPS growth	13.5%	2.1%
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the first quarter of 2017 versus 2016:

Quarter ended April 1, 2017
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$719	$781	$395	$393	$512	$222	$232	$—	$3,254
Acquisitions	—	—	—	1	3	47	—	—	51
Comparable net sales	$719	$781	$395	$392	$509	$175	$232	$—	$3,203
Foreign currency impact	—	—	—	4	(39)	(6)	9	—	(32)
Currency-neutral comparable net sales	$719	$781	$395	$388	$548	$181	$223	$—	$3,235
Quarter ended April 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$767	$832	$376	$414	$598	$192	$216	$—	$3,395
Venezuela operations impact	—	—	—	—	—	9	—	—	9
Comparable net sales	$767	$832	$376	$414	$598	$183	$216	$—	$3,386
% change - 2017 vs. 2016:
Reported growth	(6.3)%	(6.1)%	5.1%	(5.1)%	(14.3)%	15.8%	7.3%	—%	(4.1)%
Acquisitions	—%	—%	—%	0.4%	0.5%	24.4%	—%	—%	1.6%
Venezuela operations impact	—%	—%	—%	—%	—%	(4.8)%	—%	—%	(0.3)%
Comparable growth	(6.3)%	(6.1)%	5.1%	(5.5)%	(14.8)%	(3.8)%	7.3%	—%	(5.4)%
Foreign currency impact	—%	—%	—%	0.7%	(6.5)%	(2.9)%	4.4%	—%	(1.0)%
Currency-neutral comparable growth	(6.3)%	(6.1)%	5.1%	(6.2)%	(8.3)%	(0.9)%	2.9%	—%	(4.4)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended April 1, 2017
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$160	$(44)	$96	$49	$66	$33	$22	$(22)	$360
Mark-to-market	—	—	—	—	—	—	—	(21)	(21)
Project K and cost reduction activities	(1)	(120)	—	(7)	(6)	(1)	(1)	(6)	(142)
Integration and transaction costs	—	—	—	—	—	(1)	—	—	(1)
Acquisitions	—	—	—	(2)	—	8	—	—	6
Comparable operating profit	$161	$76	$96	$58	$72	$27	$23	$5	$518
Foreign currency impact	—	—	—	—	(7)	(3)	1	—	(9)
Currency-neutral comparable operating profit	$161	$76	$96	$58	$79	$30	$22	$5	$527
Quarter ended April 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$148	$83	$86	$45	$70	$23	$17	$(34)	$438
Mark-to-market	—	—	—	—	—	—	—	(24)	(24)
Project K and cost reduction activities	(5)	(20)	(2)	(9)	(14)	—	—	(2)	(52)
Integration and transaction costs	—	—	—	—	(1)	—	—	—	(1)
Venezuela operations impact	—	—	—	—	—	5	—	—	5
Venezuela remeasurement	—	—	—	—	—	(6)	—	—	(6)
Comparable operating profit	$153	$103	$88	$54	$85	$24	$17	$(8)	$516
% change - 2017 vs. 2016:
Reported growth	8.5%	(152.8)%	11.4%	9.0%	(5.2)%	43.0%	33.0%	34.5%	(17.6)%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	(53.0)%	(0.2)%
Project K and cost reduction activities	3.2%	(126.2)%	2.4%	3.4%	8.7%	(2.4)%	(3.2)%	(62.2)%	(19.2)%
Integration and transaction costs	—%	—%	—%	—%	0.2%	(2.7)%	0.9%	(2.1)%	—%
Acquisitions	—%	—%	—%	(3.3)%	(0.4)%	31.7%	—%	—%	1.1%
Venezuela operations impact	—%	—%	—%	—%	—%	(35.0)%	—%	(1.0)%	(1.1)%
Venezuela remeasurement	—%	—%	—%	—%	—%	40.1%	—%	—%	1.3%
Comparable growth	5.3%	(26.6)%	9.0%	8.9%	(13.7)%	11.3%	35.3%	152.8%	0.5%
Foreign currency impact	—%	—%	—%	0.5%	(7.9)%	(9.3)%	7.2%	(20.9)%	(1.7)%
Currency-neutral comparable growth	5.3%	(26.6)%	9.0%	8.4%	(5.8)%	20.6%	28.1%	173.7%	2.2%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
This segment consists of cereal, toaster pastries, and health and wellness bars. As Reported and Currency-neutral comparable net sales declined 6.3% as a result of decreased volume partially offset by favorable pricing/mix. Volume declined as a result of a category-wide consumption slowdown in January and February of this year, trade inventory reductions related to shipment timing from the fourth quarter, and some year-on-year timing differences on innovation and promotions, particularly behind Special K and Frosted Mini-Wheats.

Our kids brands grew share in the first quarter behind strong performance of Frosted Flakes, which grew consumption and share behind the performance of Cinnamon Frosted Flakes, and Froot Loops, which grew behind the launch of its new "Whatever Froots Your Loops" marketing campaign.

We expect quarterly sequential improvement in cereal share driven by momentum in our kid brands, and by the renovation, innovation, and new communication for Special K and Mini-Wheats. We also have a major in-store event coming late second quarter behind the movie release of Despicable Me 3.

Toaster pastries grew share 70 basis points during the quarter helped by our new Dunkin' Donuts offerings. We will continue to drive this brand in the back half of the year with the launch of Jolly Rancher flavored Pop Tarts.

As Reported operating profit increased 8.5% due to productivity initiatives and reduced restructuring charges partially offset by lower net sales. Currency-neutral comparable operating profit increased 5.3%, less than As Reported after eliminating the benefit of reduced restructuring charges.

U.S. Snacks
This segment consists of crackers, cookies, savory snacks, wholesome snacks and fruit-flavored snacks. As Reported and Currency-neutral comparable net sales declined 6.1% as a result of decreased volume due to a category-wide consumption slowdown in January and February of this year, trade inventory reductions related to shipment timing in crackers, and some initial order softness in February as we informed affected employees of our exit from Direct Store Delivery (DSD). Price/mix was flat as compared to the first quarter of 2016.

Crackers share for the first quarter declined compared to the prior year due to slowed consumption and the timing of shipments. Despite lower sales, we continued to gain share in crackers led by collective gains by our big-three brands (Cheez-it®, Club®, and Townhouse®).

Wholesome Snacks posted a decline in consumption and share primarily due to certain lines of Special K® bars and cracker-chips. However, Rice Krispies Treats® grew share during the quarter.

Cookies posted a decline in consumption and share for the quarter. However, the newly supported Keebler brand gained share during the quarter.

Savory snacks posted a decline in share. However, during the quarter we renovated Pringles Tortilla into Pringles Loud and early indicators are positive.

As Reported operating profit declined 152.8% due to increased Project K restructuring charges in the current year and unfavorable sales performance. Currency-neutral comparable operating profit decreased 26.6% after excluding the impact of restructuring charges.

U.S. Specialty
As Reported and Currency-neutral comparable net sales improved 5.1% as a result of higher volume and improved pricing/mix aided by innovation and expansion in core and emerging growth channels.

As Reported operating profit increased 11.4% due to the higher net sales, savings from Project K and ZBB initiatives, and lower restructuring charges. Currency-neutral comparable operating profit increased 9.0% after excluding the impact of restructuring charges.

North America Other
This segment is composed of our U.S. Frozen Foods, Kashi, and Canada businesses. As Reported net sales declined 5.1% due to decreased volume partially offset by favorable pricing/mix, acquisitions, and foreign currency. Currency-neutral comparable net sales declined 6.2% after excluding the impact of acquisitions and foreign currency.

The U.S. Frozen business saw a decline in share during the quarter, owing primarily to category-wide softness experienced in January and February of this year. Eggo® experienced declines in consumption and share during the quarter, but consumption returned to growth in March. With the removal of artificial ingredients and a solid commercial plan, we expect improved performance in the remainder of the year. Similarly, Morningstar Farms® consumption returned to growth in March and our renovated product line is on the shelf and supported by a solid commercial plan.

In Canada, as reported net sales increased slightly during the quarter compared to the first quarter of 2016 due to improved pricing/mix offset by lower volume and foreign currency. Currency-neutral comparable net sales decreased slightly after excluding the impact of foreign currency. We are seeing the impacts of our efforts to improve price realization due to transactional foreign exchange pressure and will begin lapping our initial pricing action in the second quarter.

Kashi posted lower as reported net sales in the quarter due to the lapping of exited product lines and the performance of our wholesome snacks business partially offset by acquisitions. Currency-neutral comparable net sales declined after excluding the impact of acquisitions. Our overhauled cereal business grew consumption and share in the natural channel, with particularly encouraging gains for the Bear Naked® brand. We launched our Nut Butter bars during the quarter and early indicators are positive. We expect consumption performance to show gradual improvement during the remainder of 2017.

As Reported operating profit increased 9.0% due to lower net sales partially offset by lower restructuring charges in addition to Project K and ZBB savings. Currency-neutral comparable operating profit increased 8.4% after excluding the impact of restructuring charges, acquisitions and translational foreign currency.

Europe
As Reported net sales declined 14.3% due to unfavorable foreign currency and lower volume partially offset by the favorable impact of pricing/mix and acquisitions. Currency-neutral comparable net sales declined 8.3% after excluding the impact of foreign currency and acquisitions.

Pringles volume was lower due primarily to an extremely challenging retailer environment in the U.K. and the timing of promotional investment. While consumption held up during the quarter, our Pringles shipments had an unusual downturn due to customer-specific interruptions as we sought to price behind our food and packaging upgrades, in addition to higher input costs related to potato prices and currency.  This took some time to negotiate with customers, particularly in the U.K. and France. These negotiations have been resolved, so after some lingering impact and tough comparisons in the U.K. in the second quarter, we should see Pringles return to growth in the second half, particularly given its geographic expansion and stronger commercial plans.

Cereal continued to be pressured by an extremely challenging U.K. retailer environment.  However, most of our biggest brands gained or held share in the U.K. during the first quarter, giving us confidence that we can further stabilize our Europe cereal business over the course of the year.  We have strong commercial plans in the developed markets, with an emphasis on Special K, featuring renovation, innovation, and media-supported repositioning. We also expect to sustain our momentum in emerging markets like Russia and Arabia.

As Reported operating profit declined 5.2% due to lower net sales and the impact of foreign currency and integration costs partially mitigated by a reduction in restructuring charges as well as incremental Project K savings. Currency-neutral comparable operating profit declined 5.8% after excluding the impact of restructuring charges, acquisitions and foreign currency.

Latin America
As Reported net sales improved 15.8% due to increased volume as a result of the Parati acquisition and the impact of favorable pricing/mix. This was partially offset by lower volume in the base business and the unfavorable impact of foreign currency. Currency-neutral comparable net sales declined 0.9% after excluding the impact of acquisitions, prior year Venezuela results, and foreign currency.

Volume was adversely impacted due to distributor transitions in Central America and Peru. Solid consumption in our kids-oriented cereal brands and strong growth in high-frequency stores aided performance in Mexico.

Across the region, we sustained strong momentum in Pringles, including double digit gains in Chile and Argentina as well as continued gains in Mexico, Colombia and Brazil.

As Reported operating profit increased 43.0%, primarily due to the impact of the Parati acquisition, which more than offset the impact of higher restructuring and integration costs and adverse foreign currency.  Currency-neutral comparable operating profit, which excludes the impact of the prior-year Venezuela remeasurement and results, foreign currency and acquisitions increased by 20.6%.  This was driven by productivity initiatives and positive price/mix.

Asia Pacific
As Reported net sales improved 7.3% due to increased volume, favorable foreign currency and favorable pricing/mix. Currency-neutral comparable net sales increased 2.9%, after excluding the impact of foreign currency.

In Australia, our largest market in the region, we experienced sequential improvement, generating growth in cereal consumption and share. In Asia, we generated broad-based growth, where India is rebounding from last year’s de-monetization impact, and we are recording good growth in Southeast Asia, as well as Japan and Korea.

Pringles continued to grow across the region. In the first quarter, the growth was led by momentum and expansion of small cans in Korea; the successful launch of a popular new variety in Japan, helping us to return to share growth in that market; and strong double-digit gains in emerging markets.

Outside of our reported results, our joint ventures continued to perform extremely well in currency neutral double-digit net sales growth during the quarter. West Africa benefited from strong noodles volume and China more than doubled its e-commerce sales.

As Reported operating profit increased 33.0% due to higher net sales, lower integration costs, and brand-building efficiencies. Currency-neutral comparable operating profit improved 28.1% after excluding the impact of restructuring, integration costs and foreign currency.

Corporate
As Reported operating profit improved $12 million due primarily to lower pension and postretirement benefit costs. Currency-neutral comparable operating profit improved $13 million after excluding the impact of mark-to-market, restructuring charges, and foreign currency.

Margin performance
Margin performance for the first quarter of 2017 versus 2016 is as follows:

Quarter	2017	2016	Change vs. prior year (pts.)
Reported gross margin (a)	37.0%	36.7%	0.3
Mark-to-market (COGS)	(0.9)	(0.7)	(0.2)
Project K and cost reduction activities (COGS)	(0.5)	(0.5)	—
Integration and transaction costs (COGS)	—	(0.1)	0.1
Acquisitions (COGS)	0.1	—	0.1
Venezuela operations impact (COGS)	—	0.1	(0.1)
Venezuela remeasurement (COGS)	—	(0.2)	0.2
Comparable gross margin	38.3%	38.1%	0.2
Foreign currency impact	—		—
Currency-neutral comparable gross margin	38.3%		0.2
Reported SG&A%	(25.9)%	(23.8)%	(2.1)
Mark-to-market (SG&A)	0.3	—	0.3
Project K and cost reduction activities (SG&A)	(3.9)	(1.0)	(2.9)
Acquisitions (SG&A)	(0.2)	—	(0.2)
Venezuela operations impact (SG&A)	—	0.1	(0.1)
Comparable SG&A%	(22.1)%	(22.9)%	0.8
Foreign currency impact	(0.1)		(0.1)
Currency-neutral comparable SG&A%	(22.0)%		0.9
Reported operating margin	11.1%	12.9%	(1.8)
Mark-to-market	(0.6)	(0.7)	0.1
Project K and cost reduction activities	(4.4)	(1.5)	(2.9)
Integration and transaction costs	—	(0.1)	0.1
Acquisitions	(0.1)	—	(0.1)
Venezuela operations impact	—	0.2	(0.2)
Venezuela remeasurement	—	(0.2)	0.2
Comparable operating margin	16.2%	15.2%	1.0
Foreign currency impact	(0.1)		(0.1)
Currency-neutral comparable operating margin	16.3%		1.1
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

Reported gross margin for the quarter was favorable 30 basis points driven by good productivity and cost-savings under Project K and ZBB, favorable net input costs as well as the year-over-year benefit of acquisitions, integration costs, and Venezuela remeasurement. This was partially offset by the impact of mark-to-market accounting for pension plans, commodities and foreign currency contracts. Currency-neutral comparable gross margin improved 20 basis points after eliminating the impact of mark-to-market, restructuring, acquisitions, integration costs, Venezuela remeasurement, and Venezuela prior year operations.

Reported SG&A% for the quarter was unfavorable 210 basis points due to increased Project K restructuring charges associated with our Direct Store Delivery (DSD) exit. The impact of restructuring charges was partially mitigated by overhead savings realized from Project K and ZBB, the impact to brand-building investment from ZBB efficiencies, and mark-to-market. Currency-neutral comparable SG&A% was favorable 90 basis points after excluding the impact of restructuring, mark-to-market, acquisitions, Venezuela remeasurement, prior year Venezuela operations, and foreign currency.

Reported operating margin for the quarter was unfavorable 180 basis points primarily due to increased Project K restructuring charges. These impacts were partially offset by the favorable impact to COGS and SG&A expense realized from Project K and ZBB initiatives. Currency-neutral comparable operating margin was favorable 110 basis points after excluding the year-over-year impact of restructuring, mark-to-market, Venezuela remeasurement, prior year Venezuela operations, and foreign currency.

Our currency-neutral comparable gross profit, currency-neutral comparable SG&A, and currency-neutral comparable operating profit measures are reconciled to the directly comparable GAAP measures as follows:

	Quarter ended
(dollars in millions)	April 1, 2017	April 2, 2016
Reported gross profit (a)	$1,204	$1,245
Mark-to-market (COGS)	(29)	(25)
Project K and cost reduction activities (COGS)	(15)	(18)
Integration and transaction costs (COGS)	—	(1)
Acquisitions (COGS)	22	—
Venezuela operations impact (COGS)	—	5
Venezuela remeasurement (COGS)	—	(5)
Comparable gross profit	$1,226	$1,289
Foreign currency impact	(13)
Currency-neutral comparable gross profit	$1,239
Reported SG&A	$844	$807
Mark-to-market (SG&A)	(8)	(1)
Project K and cost reduction activities (SG&A)	127	34
Integration and transaction costs (SG&A)	1	—
Acquisitions (SG&A)	16	—
Venezuela remeasurement (SG&A)	—	1
Comparable SG&A	$708	$773
Foreign currency impact	(4)
Currency-neutral comparable SG&A	$712
Reported operating profit	$360	$438
Mark-to-market	(21)	(24)
Project K and cost reduction activities	(142)	(52)
Integration and transaction costs	(1)	(1)
Acquisitions	6	—
Venezuela operations impact	—	5
Venezuela remeasurement	—	(6)
Comparable operating profit	$518	$516
Foreign currency impact	(9)
Currency-neutral comparable operating profit	$527
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.

Restructuring and cost reduction activities
We view our restructuring and cost reduction activities as part of our operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.

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

Other Projects
In 2015 we implemented a zero-based budgeting (ZBB) program in our North America business and during the first half of 2016 the program was expanded into our international businesses. We expect cumulative savings from the ZBB program to be approximately $450 to $500 million by the end of 2018, realized largely in selling, general and administrative expense.
In support of the ZBB initiative, we incurred pre-tax charges of approximately $1 million and $7 million during the quarters ended April 1, 2017 and April 2, 2016, respectively. Total charges of $38 million have been recognized since the inception of the ZBB program. We anticipate that ZBB will result in total cumulative pre-tax charges of approximately $40 million through 2017 which will consist primarily of the design and implementation of business capabilities.

Foreign currency translation
The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, including the euro, British pound, Australian dollar, Canadian dollar, Mexican peso and Russian ruble. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have a significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.

Interest expense
For the quarters ended April 1, 2017 and April 2, 2016, interest expense was $61 million and $217 million, respectively. Prior year interest expense includes $153 million charge to redeem $475 million of 7.45% U.S. Dollar Debentures due 2031. The charge consisted primarily of a premium on the tender offer and also including accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees.
For the full year 2017, we expect gross interest expense to be approximately $250 million. Full year interest expense for 2016 was $406 million, including $153 million related to the tender offer.
Income taxes
Our reported effective tax rate for the quarters ended April 1, 2017 and April 2, 2016 was 14% and 21%, respectively.

For the quarter ended April 1, 2017, the effective tax rate benefited from a deferred tax benefit of $38 million resulting from the intercompany transfer of intellectual property. Additionally, the effective tax rate for the quarter benefited from the completion of certain tax examinations partially offset by the establishment of a valuation allowance for certain deferred tax assets. The effective tax rate for the quarter ended April 2, 2016, benefited from excess tax benefits from share-based compensation and the completion of certain tax examinations.

The comparable effective tax rate for the quarters ended April 1, 2017 and April 2, 2016 was 20% and 25%, respectively. Refer to Note 9 within Notes to Consolidated Financial Statements for further information.

For the full year 2017, we currently expect the comparable effective tax rate to be approximately 26-27%. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory rates. Additionally, the rate could be impacted by tax legislation and if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

The following table provides a reconciliation of as reported to comparable income taxes and effective tax rate for the quarters ended April 1, 2017 and April 2, 2016.

	Quarter ended
Consolidated results (dollars in millions, except per share data)	April 1, 2017	April 2, 2016
Reported income taxes	$42	$47
Mark-to-market	(4)	(5)
Project K and cost reduction activities	(46)	(9)
Other costs impacting comparability	—	(54)
Venezuela operations impact	—	1
Comparable income taxes	$92	$114
Reported effective income tax rate	14.0%	21.3%
Mark-to-market	(0.2)%	(0.1)%
Project K and cost reduction activities	(5.5)%	0.8%
Other costs impacting comparability	—%	(4.9)%
Venezuela operations impact	—%	(0.1)%
Venezuela remeasurement	—%	0.4%
Comparable effective income tax rate	19.7%	25.2%

2017 full year guidance
Reported effective income tax rate		*
Mark-to-market		*
Project K and cost reduction activities		—%
Integration costs		*
Comparable effective income tax rate	Approx.	26-27%
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

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  In addition, we have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments.  These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.6 billion and $1.9 billion as of April 1, 2017 and April 2, 2016, respectively.

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

The following table sets forth a summary of our cash flows:

	Quarter ended
(millions)	April 1, 2017	April 2, 2016
Net cash provided by (used in):
Operating activities	$211	$5
Investing activities	(131)	(155)
Financing activities	(77)	214
Effect of exchange rates on cash and cash equivalents	15	(5)
Net increase (decrease) in cash and cash equivalents	$18	$59
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the quarter ended April 1, 2017, totaled $211 million, an increase of $206 million over the same period in 2016. The increase compared to the prior year is primarily due to $144 million of pre-tax cash costs related to the $475 million redemption of our 7.45% U.S. Dollar Debentures due 2031 and $59 million cash settlement of forward starting swaps in the first quarter of 2016.
After-tax Project K cash payments were $37 million and $35 million for the quarters ended April 1, 2017 and April 2, 2016, respectively.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average) is relatively short, equating to approximately 1 day and 11 days for the 12 month periods ended April 1, 2017 and April 2, 2016, respectively. Compared with the 12 month period ended April 2, 2016, the 2017 cash conversion cycle was positively impacted by an increase in the days of trade payables outstanding attributable to a supplier financing initiative.
Our pension and other postretirement benefit plan contributions amounted to $24 million and $17 million for the quarters ended April 1, 2017 and April 2, 2016, respectively. For the full year 2017, we currently expect that our contributions to pension and other postretirement plans will total approximately $42 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.
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

	Quarter ended
(millions)	April 1, 2017	April 2, 2016	Approximate 2017 full year guidance
Net cash provided by operating activities	$211	$5	$1,600-$1,700
Additions to properties	(130)	(144)	(500)
Cash flow	$81	$(139)	$1,100-$1,200
Investing activities
Our net cash used in investing activities totaled $131 million for the quarter ended April 1, 2017 compared to $155 million in the same period of 2016. The decrease was primarily due to an $18 million acquisition during the first quarter of 2016 as well as lower capital expenditures.
Financing activities
Our net cash used in financing activities for the quarter ended April 1, 2017 totaled $77 million compared to cash provided totaling $214 million in the same period of 2016.

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

In December 2015, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares beginning in 2016 through December 2017. Total purchases for the quarter ended April 1, 2017, were 2 million shares for $125 million. Total purchases for the quarter ended April 2, 2016, were 3 million shares for $210 million.

We paid cash dividends of $182 million in the quarter ended April 1, 2017, compared to $176 million during the same period in 2016. The increase in dividends paid reflects our third quarter 2016 increase in the quarterly dividend to $.52 per common share from the previous $.50 per common share. In April 2017, the board of directors declared a dividend of $.52 per common share, payable on June 15, 2017 to shareholders of record at the close of business on June 1, 2017.  The dividend is broadly in line with our current plan to maintain our long-term dividend pay-out of approximately 50% of comparable net income.

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

During the first half of 2016, we executed a discrete customer program to extend customer payment terms.  In order to mitigate the net working capital impact of the extended terms, we entered into an agreement to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet.  The agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $700 million, but may be increased as additional financial institutions are added to the agreement.  We currently estimate that the amount of these receivables held at any time by the financial institution(s) will be approximately $550 to $650 million.  During the year-to-date period ended April 1, 2017, approximately $535 million of accounts receivable have been sold via this arrangement. Accounts receivable sold of $611 million remained outstanding under this arrangement as of April 1, 2017.

In addition to the discrete customer program above, in July 2016 we established an accounts receivable securitization program for certain customers which allows for extended customer payment terms.  In order to mitigate the net working capital impact of the extended terms, we entered into an agreement with a financial institution to sell these receivables resulting in the receivables being de-recognized from our consolidated balance sheet.  The maximum funding from receivables that may be sold at any time is currently $600 million, but may be increased as additional financial institutions are added to the agreement. We currently estimate that the amount of these receivables held at any time by the financial institution(s) will be up to approximately $1 billion.  During the year-to-date period ended April 1, 2017, $595 million of accounts receivable have been sold through this program. As of April 1, 2017, approximately $353 million of accounts receivable sold under the securitization program remained outstanding, for which we received cash of approximately $303 million and a deferred purchase price asset of approximately $50 million.
Refer to Note 2 within Notes to Consolidated Financial Statements for further information related to the sale of accounts receivable.

Accounting standards to be adopted in future periods
In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We will adopt the ASU in the first quarter of 2018. If we had adopted the ASU in the first quarter of 2017, on an as reported basis, the impact to our Corporate segment would have been an increase to COGS and SG&A of $27 million and $30 million, respectively, with an offsetting decrease to other income (expense), net (OIE) of $57 million in the quarter ended April 1, 2017, and an increase to SG&A and an offsetting decrease to OIE of $21 million in the quarter ended April 2, 2016. The impact to the Consolidated Balance Sheet for the quarters ended April 1, 2017 and April 2, 2016 would have been insignificant.
On a comparable basis, the impact would have been an increase to COGS and SG&A of $34 million and $21 million, respectively, with an offsetting decrease to OIE of $55 million in the quarter ended April 1, 2017, and an increase to COGS and SG&A of $27 million and $30 million, respectively, with a decrease to OIE of $57 million in the quarter ended April 2, 2016. On a comparable basis for the year ended December 31, 2016, the impact would have been an increase to COGS and SG&A of $144 million and $83 million, respectively, with an offsetting decrease to OIE of $227 million.
In January 2017, the FASB issued an ASU to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The ASU is effective for an entity's annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU should be applied on a prospective basis. We are currently assessing the impact and timing of adoption of this ASU.
In August 2016, the FASB issued an ASU to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.   The amendments in this ASU should be applied retrospectively.  We will adopt the new ASU in the first quarter of 2018. Based on the first quarter of 2017, the related activities would have resulted in an insignificant impact to our Consolidated Statement of Cash Flows. We will continue to monitor activities impacted by adoption of this ASU throughout our 2017 fiscal year.
In February 2016, the FASB issued an ASU which will require the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The distinction between finance leases and operating leases will remain, with similar classification criteria as current GAAP to distinguish between capital and operating leases. The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. Lessor accounting remains substantially similar to current GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We will adopt the ASU in the first quarter of 2019, and are currently evaluating the impact that implementing this ASU will have on our financial statements.

In January 2016, the FASB issued an ASU which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. Entities should apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We will adopt the updated standard in the first quarter of 2018. We do not expect the adoption of this ASU to have a significant impact on our financial statements.
In May 2014, the FASB issued an ASU which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. We will adopt the updated standard in the first quarter of 2018, using a modified retrospective transition method, and the adoption is not expected to have a significant impact on our historical financial statements or future financial position or results of operations.
Future outlook
We reaffirm our guidance for currency-neutral operating profit and earnings per share, as well as for cash flow, as strong productivity performance offsets a softened outlook for currency neutral comparable net sales. Because of the slow first quarter start, and to reflect only moderate improvement in developed markets' recent consumption trends, the company now forecasts a decline in currency-neutral comparable net sales of about (3)% in 2017, versus previous guidance of approximately (2)%.

Guidance is affirmed for currency-neutral comparable operating profit, which we believe will grow 7-9% year on year, as productivity savings offset the impact of lower net sales. The exit from DSD is still expected to be neutral to operating profit, as overhead savings later in the year offset the negative net sales impact from list-price adjustments, rationalization of stockkeeping units, and potential disruption during the transition. The Company's currency-neutral comparable operating profit margin is still expected to improve by more than a full percentage point, keeping it well on track toward its goal of 350 basis points of expansion from 2015 through
2018.

Guidance is also affirmed for earnings per share on a currency-neutral comparable basis. Specifically, we expect to generate growth of 8-10% off a 2016 base that excludes after-tax $0.02 from deconsolidated Venezuela results, to $4.03-$4.09. The growth should be driven by the aforementioned 7-9% growth in operating profit, with roughly 1% of additional leverage from modestly lower shares outstanding and other items, which slightly more than offsets a higher effective tax rate and flat interest expense. This earnings per share guidance excludes an estimated after-tax $(0.12) per share of currency translation impact. Including this impact, comparable-basis earnings per share are expected to be $3.91-3.97.

Comparable-basis and currency-neutral comparable-basis earnings per share guidance by definition excludes up-front costs of about after-tax $(0.80)-(0.90) per share, or $(400)-(450) million pretax, related to the Project K program, and these cost estimates are unchanged. The EPS guidance also continues to exclude after-tax $(0.01)-(0.03) per share of integration costs, related to the recent acquisition in Brazil, as well as previous acquisitions. Excluding these integration costs, the Brazil acquisition is expected to be neutral to currency-neutral comparable earnings per share.

We also affirmed our guidance for 2017 cash flow. Specifically, cash from operating activities should be approximately $1.6-1.7 billion, which after capital expenditure translates into cash flow of $1.1-1.2 billion. The latter would be an increase over 2016's $1.1 billion, as higher earnings and continued trimming of working capital and capital expenditure more than cover increased cash outlays related to Project K restructuring programs.

Reconciliation of Non-GAAP amounts - 2017 Full Year Guidance*
	Net sales	Operating profit	EPS
Currency-Neutral Comparable Guidance	Approx. (3.0%)	7.0% - 9.0%	$4.03 - $4.09
Foreign currency impact	(2.0%)	(2.4%)	($.12)
Comparable Guidance	Approx. (5.0%)	4.6% - 6.6%	$3.91 - $3.97

Impact of certain items that are excluded from Non-GAAP guidance:
Project K and cost reduction activities (pre-tax)	-	(2.8%) - (6.3%)	($1.28) - ($1.14)
Integration costs (pre-tax)	-	(0.1%) - 0.3%	($.04) - ($.02)
Acquisitions/dispositions (pre-tax)	1.4%	1.0%	$.08
Income tax benefit applicable to adjustments, net**			$.37 - $.33
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

•	the ability to realize the benefits we expect from the adoption of zero-based budgeting in the amounts and at the times expected;

•	the ability to realize the anticipated benefits from revenue growth management;

•	the ability to realize the anticipated benefits and synergies from acquired businesses in the amounts and at the times expected;

•	the impact of competitive conditions;

•	the effectiveness of pricing, advertising, and promotional programs;

•	the success of innovation, renovation and new product introductions;

•	the recoverability of the carrying value of goodwill and other intangibles;

•	the success of productivity improvements and business transitions;

•	commodity and energy prices;

•	labor costs;

•	disruptions or inefficiencies in supply chain;

•	the availability of and interest rates on short-term and long-term financing;

•	actual market performance of benefit plan trust investments;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	changes in consumer behavior and preferences;

•	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

•	legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations;

•	the ultimate impact of product recalls;

•	adverse changes in global climate or extreme weather conditions;

•	business disruption or other losses from natural disasters, war, terrorist acts, or political unrest; and,

•	the risks and uncertainties described herein under Part II, Item 1A.
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
Refer to disclosures contained within Item 7A of our 2016 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of April 1, 2017.
In the first quarter of 2017, we entered into forward starting interest swaps with notional amounts totaling €150 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate Euro debt to be used for general corporate purposes. These swaps were designated as cash flow hedges. The Euro forward starting interest rate swaps were still outstanding as of April 1, 2017 with a loss immaterial to the financial statements.

We have interest rate swaps with notional amounts totaling $2.2 billion outstanding at April 1, 2017 and December 31, 2016, representing a settlement obligation of $68 million and $64 million, respectively. The interest rate swaps are designated as fair value hedges of certain U.S. Dollar and Euro debt. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $26 million and $17 million at April 1, 2017 and December 31, 2016, respectively.

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
As of April 1, 2017, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Kellogg’s Project K initiative which includes the reorganization and relocation of certain financial, information technology, and logistics and distribution processes; internal to the organization was initiated in 2014. This initiative is expected to continue through 2018 and will continue to impact the design of our control framework. During efforts associated with Project K, we have implemented additional controls to monitor and maintain appropriate internal controls over financial reporting. There were no other changes during the quarter ended April 1, 2017, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

KELLOGG COMPANY
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
In April, 2016, the United States Environmental Protection Agency (the “EPA”) issued to The Eggo Company, a subsidiary of the Company, a notice of potential violation alleging that the Company’s Rossville, Tennessee facility had violated certain recordkeeping and reporting requirements under Section 112(r)(7) of the Clean Air Act (the “Notification”).  The Notification was based on the findings of an August 2013 inspection of the Company’s Rossville, Tennessee facility by the EPA relating to the ammonia refrigeration system operated at the facility. The Company and the EPA resolved this matter through a Consent Agreement and Final Order which was signed and filed with the EPA Region 4 Clerk on April 6, 2017. In accordance with the provisions of the Consent Agreement and Final Order, the Company paid a civil penalty of $133,000 in full settlement of the allegations set forth in the Consent Agreement and Final Order, but without admitting or denying the factual allegations set forth in that Consent Agreement and Final Order.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The risk factors disclosed under those Reports in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
1/01/2017 - 1/28/2017	—	$—	—	$1,074
Month #2:
1/29/2017 - 2/25/2017	1.7	$75.02	1.7	$949
Month #3:
2/26/2017 - 4/01/2017	—	$—	—	$949
Total	1.7	$75.02	1.7
In December 2015, our board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $1.5 billion beginning in January 2016 through December 2017. This authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs.

Item 6. Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant
31.2	Rule 13a-14(e)/15d-14(a) Certification from Fareed Khan
32.1	Section 1350 Certification from John A. Bryant
32.2	Section 1350 Certification from Fareed Khan
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

KELLOGG COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ Fareed Khan
Fareed Khan
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ Donald O. Mondano
Donald O. Mondano
Principal Accounting Officer; Vice President and Corporate Controller

Date: May 8, 2017

KELLOGG COMPANY
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
31.1	Rule 13a-14(e)/15d-14(a) Certification from John A. Bryant	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from Fareed Khan	E
32.1	Section 1350 Certification from John A. Bryant	E
32.2	Section 1350 Certification from Fareed Khan	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E