Form 10-Q
period 2017-07-01
KELLOGG CO
filed 2017-08-04
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2017
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
Yes  ☐    No  ☒
Common Stock outstanding as of July 29, 2017 — 345,134,700 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	July 1, 2017 (unaudited)	December 31, 2016 *
Current assets
Cash and cash equivalents	$334	$280
Accounts receivable, net	1,427	1,231
Inventories:
Raw materials and supplies	324	315
Finished goods and materials in process	877	923
Other prepaid assets	205	191
Total current assets	3,167	2,940
Property, net of accumulated depreciation of $5,530 and $5,280	3,613	3,569
Investments in unconsolidated entities	435	438
Goodwill	5,127	5,166
Other intangibles, net of accumulated amortization of $58 and $54	2,423	2,369
Other assets	770	629
Total assets	$15,535	$15,111
Current liabilities
Current maturities of long-term debt	$411	$631
Notes payable	724	438
Accounts payable	2,057	2,014
Accrued advertising and promotion	512	436
Accrued income taxes	48	47
Accrued salaries and wages	269	318
Other current liabilities	667	590
Total current liabilities	4,688	4,474
Long-term debt	7,123	6,698
Deferred income taxes	401	525
Pension liability	997	1,024
Other liabilities	476	464
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	836	806
Retained earnings	6,752	6,571
Treasury stock, at cost	(4,364)	(3,997)
Accumulated other comprehensive income (loss)	(1,495)	(1,575)
Total Kellogg Company equity	1,834	1,910
Noncontrolling interests	16	16
Total equity	1,850	1,926
Total liabilities and equity	$15,535	$15,111
* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$3,187	$3,268	$6,441	$6,663
Cost of goods sold	1,922	1,998	3,972	4,148
Selling, general and administrative expense	812	821	1,656	1,628
Operating profit	453	449	813	887
Interest expense	63	68	124	285
Other income (expense), net	(6)	4	(3)	4
Income before income taxes	384	385	686	606
Income taxes	102	106	144	153
Earnings (loss) from unconsolidated entities	—	1	2	2
Net Income	$282	$280	$544	$455
Per share amounts:
Basic earnings	$0.81	$0.80	$1.56	$1.30
Diluted earnings	$0.80	$0.79	$1.54	$1.29
Dividends	$0.52	$0.50	$1.04	$1.00
Average shares outstanding:
Basic	349	350	350	350
Diluted	352	354	353	354
Actual shares outstanding at period end			346	349
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended July 1, 2017			Year-to-date period ended July 1, 2017
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$282			$544
Other comprehensive income (loss):
Foreign currency translation adjustments	(66)	57	(9)	10	66	76
Cash flow hedges:
Reclassification to net income	2	—	2	4	(1)	3
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	—	—	—	1	—	1
Other comprehensive income (loss)	$(64)	$57	$(7)	$15	$65	$80
Comprehensive income			$275			$624

	Quarter ended July 2, 2016			Year-to-date period ended July 2, 2016
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$280			$455
Other comprehensive income (loss):
Foreign currency translation adjustments	(48)	(16)	(64)	(103)	13	(90)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	(3)	1	(2)	(60)	24	(36)
Reclassification to net income	6	(2)	4	8	(3)	5
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service cost	(1)	—	(1)	(1)	—	(1)
Reclassification to net income:
Net experience loss	1	—	1	2	—	2
Prior service cost	2	—	2	2	—	2
Other comprehensive income (loss)	$(43)	$(17)	$(60)	$(152)	$34	$(118)
Comprehensive income			$220			$337
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, January 2, 2016	420	$105	$745	$6,597	70	$(3,943)	$(1,376)	$2,128	$10	$2,138
Common stock repurchases					6	(426)		(426)		(426)
Net income				694				694	1	695
Acquisition of noncontrolling interest								—	5	5
Dividends				(716)				(716)		(716)
Other comprehensive loss							(199)	(199)	—	(199)
Stock compensation			63					63		63
Stock options exercised and other			(2)	(4)	(7)	372		366		366
Balance, December 31, 2016	420	$105	$806	$6,571	69	$(3,997)	$(1,575)	$1,910	$16	$1,926
Common stock repurchases					6	(435)		(435)		(435)
Net income				544				544		544
Dividends				(363)				(363)		(363)
Other comprehensive income							80	80	—	80
Stock compensation			36					36		36
Stock options exercised and other			(6)	—	(1)	68		62		62
Balance, July 1, 2017	420	$105	$836	$6,752	74	$(4,364)	$(1,495)	$1,834	$16	$1,850
Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	July 1, 2017	July 2, 2016
Operating activities
Net income	$544	$455
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	240	251
Postretirement benefit plan expense (benefit)	(96)	(56)
Deferred income taxes	(67)	7
Stock compensation	36	30
Other	30	11
Postretirement benefit plan contributions	(28)	(23)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(148)	(159)
Inventories	63	17
Accounts payable	70	157
Accrued income taxes	—	54
Accrued interest expense	(13)	(2)
Accrued and prepaid advertising and promotion	56	10
Accrued salaries and wages	(56)	(87)
All other current assets and liabilities, net	23	(17)
Net cash provided by (used in) operating activities	654	648
Investing activities
Additions to properties	(268)	(249)
Acquisitions, net of cash acquired	4	(15)
Investments in unconsolidated entities, net proceeds	6	29
Other	(4)	(15)
Net cash provided by (used in) investing activities	(262)	(250)
Financing activities
Net issuances (reductions) of notes payable	287	(424)
Issuances of long-term debt	655	2,061
Reductions of long-term debt	(626)	(1,227)
Net issuances of common stock	65	233
Common stock repurchases	(390)	(386)
Cash dividends	(363)	(351)
Other	—	—
Net cash provided by (used in) financing activities	(372)	(94)
Effect of exchange rate changes on cash and cash equivalents	34	(24)
Increase (decrease) in cash and cash equivalents	54	280
Cash and cash equivalents at beginning of period	280	251
Cash and cash equivalents at end of period	$334	$531

Supplemental cash flow disclosures
Interest paid	$138	$284
Income taxes paid	$205	$85

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$82	$89

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended July 1, 2017 (unaudited)
Note 1 Accounting policies

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

The condensed balance sheet information at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended July 1, 2017 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with certain third parties to provide accounts payable tracking systems which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into these agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under these arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of July 1, 2017, $769 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $556 million of those payment obligations to participating financial institutions. As of December 31, 2016, $677 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $507 million of those payment obligations to participating financial institutions.

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

Statement of Cash Flows. In August 2016, the FASB issued an ASU to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.   The amendments in this ASU should be applied retrospectively.  The Company will adopt the new ASU in the first quarter of 2018. If the Company adopted the ASU in the first quarter of 2017, cash flow from operations would have decreased $24 million and cash flow from investing activities would have increased $24 million for the year-to-date period ended July 1, 2017.

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

Revenue from contracts with customers. In May 2014, the FASB issued an ASU, as amended, which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. Based upon the Company's preliminary assessment, there will be some limited timing and classification differences upon adoption. The Company will adopt the updated standard in the first quarter of 2018, using a modified retrospective transition method, and the adoption is not expected to have a significant impact on its financial statements.

Note 2 Sale of accounts receivable

In 2016, the Company entered into a Receivable Sales Agreement and a separate U.S. accounts receivable securitization program (the "securitization program"), both described below, which primarily enable the Company to extend customers payment terms in exchange for elimination of the discount the Company offered for early payment. The agreements are intended to directly offset the impact that extended customer payment terms would have on the days-sales-outstanding (DSO) metric that is critical to the effective management of the Company's accounts receivable balance and overall working capital. See further discussion in the Liquidity and capital resources section of MD&A.

In March 2016, the Company entered into a Receivable Sales Agreement to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Receivable Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is $700 million.  During the year-to-date periods ended July 1, 2017 and July 2, 2016 approximately $1.1 billion and $529 million, respectively, of accounts receivable have been sold via this arrangement. Accounts receivable sold of $655 million and $562 million remained outstanding under this arrangement as of July 1, 2017 and December 31, 2016, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded loss on sale of receivables was $3 million and $5 million for the quarter and year-to-date period ended July 1, 2017, respectively, and was immaterial for the 2016 periods. The recorded loss is included in Other income and expense.

In July 2016, the Company entered into the securitization program with a third party financial institution. Under the program, the Company receives cash consideration of up to $600 million and a deferred purchase price asset for the remainder of the purchase price. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. This securitization program utilizes Kellogg Funding Company (Kellogg Funding), a wholly-owned subsidiary of the Company. Kellogg Funding's sole business consists of the purchase of receivables, from its parent or other subsidiary and subsequent transfer of such receivables and related assets to financial institutions. Although Kellogg Funding is included in the Company's consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of Kellogg Funding assets prior to any assets or value in Kellogg Funding becoming available to the Company or its subsidiaries. The assets of Kellogg Funding are not available to pay creditors of the Company or its subsidiaries. This program expires in July 2018 but can be renewed with consent from the parties to the program.

During the year-to-date period ended July 1, 2017, $1.3 billion of accounts receivable were sold via the accounts receivable securitization program. As of July 1, 2017, approximately $443 million of accounts receivable sold to Kellogg Funding under the securitization program remained outstanding, for which the Company received net cash proceeds of approximately $404 million and a deferred purchase price asset of approximately $39 million. As of December 31, 2016, approximately $292 million of accounts receivable sold to Kellogg Funding under the securitization program remained outstanding, for which the Company received net cash proceeds of approximately $255 million and a deferred purchase price asset of approximately $37 million. The portion of the purchase price for the receivables which is not paid in cash by the financial institutions is a deferred purchase price asset, which is paid to Kellogg Funding as payments on the receivables are collected from customers. The deferred purchase price asset represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price asset is included in Other prepaid assets on the Consolidated Balance Sheet. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded loss on sale of receivables was $2 million and $3 million for the quarter and year-to-date periods ended July 1, 2017, respectively. The recorded loss is included in Other income and expense.

The Company has no retained interests in the receivables sold under the programs above. The Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of July 1, 2017 and December 31, 2016 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. During the year-to-date period ended July 1, 2017, $94 million of accounts receivable have been sold via these programs. Accounts receivable sold of $35 million and $124 million remained outstanding under these programs as of July 1, 2017 and December 31, 2016, respectively. The recorded net loss on the sale of these receivables is included in Other income and expense and is not material.

Note 3 Goodwill and other intangible assets

Parati acquisition
In December 2016, the Company acquired Ritmo Investimentos, controlling shareholder of Parati S/A, Afical Ltda and Padua Ltda ("Parati Group"), a leading Brazilian food group for approximately BRL 1.38 billion ($381 million) or $379 million, net of cash and cash equivalents. The purchase price was subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the acquisition date compared to targeted amounts. These adjustments were finalized during the quarter ended July 1, 2017 and resulted in a purchase price reduction of BRL 14 million ($4 million). The acquisition was accounted for under the purchase price method and was financed with cash on hand and short-term borrowings.

In our Latin America reportable segment, for the quarter ended July 1, 2017 the acquisition added $46 million in net sales and $4 million of operating profit. For the year-to-date period ended July 1, 2017 the acquisition added $93 million in net sales and $12 million of operating profit.

The assets and liabilities of the Parati Group are included in the Consolidated Balance Sheet as of July 1, 2017 within the Latin America segment. The acquired assets and assumed liabilities include the following:

(millions)	December 1, 2016
Current assets	$46
Property	72
Goodwill	177
Intangible assets	147
Current liabilities	(48)
Non-current deferred tax liability and other	(19)
$375

During the year-to-date period ended July 1, 2017, the value of intangible assets subject to amortization increased $38 million and intangible assets not subject to amortization decreased $11 million with an offsetting $27 million adjustment to goodwill in conjunction with an updated allocation of the purchase price.

A portion of the acquisition price aggregating $67 million was placed in escrow in favor of the seller for general representations and warranties, as well as pending resolution of certain contingencies arising from the business prior to the acquisition. During the quarter ended July 1, 2017, the Company recognized $4 million for certain pre-acquisition contingencies which are considered to be probable of being incurred, which increased goodwill. The Company is still evaluating other potential contingencies, which could result in the recognition of certain contingent liabilities along with corresponding receivables from the escrow account.

During the quarter ended April 1, 2017, the Company finalized plans to merge the acquired and pre-existing Brazilian legal entities, which resulted in tax basis of the acquired intangible assets. Accordingly, deferred tax liabilities and goodwill were both reduced by $41 million during the first quarter of 2017.

The amounts in the above table represent the allocation of purchase price as of July 1, 2017 and are subject to revision when appraisals are finalized for intangible assets and the evaluation of pre-acquisition contingencies are completed, which will be finalized during 2017.

Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer lists, and indefinite-lived intangible assets, consisting of brands, are presented in the following tables:

Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2016	$131	$3,568	$82	$457	$376	$328	$224	$5,166
Purchase price allocation adjustment	—	—	—	—	—	(64)	—	(64)
Purchase price adjustment	—	—	—	—	—	(4)	—	(4)
Currency translation adjustment	—	—	—	1	24	—	4	29
July 1, 2017	$131	$3,568	$82	$458	$400	$260	$228	$5,127

Intangible assets subject to amortization

Gross carrying amount
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2016	$8	$42	$—	$5	$40	$36	$10	$141
Purchase price allocation adjustment	—	—	—	—	—	38	—	38
Currency translation adjustment	—	—	—	—	1	—	—	1
July 1, 2017	$8	$42	$—	$5	$41	$74	$10	$180

Accumulated Amortization
December 31, 2016	$8	$19	$—	$4	$14	$6	$3	$54
Amortization	—	2	—	—	1	1	—	4
July 1, 2017	$8	$21	$—	$4	$15	$7	$3	$58

Intangible assets subject to amortization, net
December 31, 2016	$—	$23	$—	$1	$26	$30	$7	$87
Purchase price allocation adjustment	—	—	—	—	—	38	—	38
Currency translation adjustment	—	—	—	—	1	—	—	1
Amortization	—	(2)	—	—	(1)	(1)	—	(4)
July 1, 2017	$—	$21	$—	$1	$26	$67	$7	$122
For intangible assets in the preceding table, amortization was $4 million for the year-to-date periods ended July 1, 2017 and July 2, 2016. The currently estimated aggregate annual amortization expense for full-year 2017 is approximately $8 million.

Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2016	$—	$1,625	$—	$176	$383	$98	$—	$2,282
Purchase price allocation adjustment	—	—	—	—	—	(11)	—	(11)
Currency translation adjustment	—	—	—	—	31	(1)	—	30
July 1, 2017	$—	$1,625	$—	$176	$414	$86	$—	$2,301

Note 4 Investments in unconsolidated entities
In 2015, the Company acquired, for a final net purchase price of $418 million, a 50% interest in Multipro Singapore Pte. Ltd. (Multipro), a leading distributor of a variety of food products in Nigeria and Ghana and also obtained a call option to acquire 24.5% of an affiliated food manufacturing entity under common ownership based on a fixed multiple of future earnings as defined in the agreement (Purchase Option).  The acquisition of the 50% interest is accounted for under the equity method of accounting.  The Purchase Option, is recorded at cost and has been monitored for impairment through July 1, 2017 with no impairment being required.  In July 2017, the Company received notification that the entity, through June 30, 2017, had achieved the level of earnings as defined in the agreement for the purchase option to become exercisable for a one year period.  During the exercise period, the Company will validate the information provided in the notification and evaluate whether to exercise its right to acquire the 24.5% interest. While no decision to exercise the option has been made by the Company, if the option is exercised, the Company would acquire 24.5% of the affiliated food manufacturing entity for approximately $400 million.

Note 5 Restructuring and cost reduction activities
The Company views its restructuring and cost reduction activities as part of its operating principles to provide greater visibility in achieving its long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.

Total Projects
During the quarter ended July 1, 2017, the Company recorded total charges of $96 million across all restructuring and cost reduction activities. The charges were comprised of $20 million recorded in cost of goods sold (COGS) and $76 million recorded in selling, general and administrative (SG&A) expense. During the year-to-date period ended July 1, 2017, the Company recorded total charges of $238 million across all restructuring and cost reduction activities. The charges were comprised of $35 million recorded in cost of goods sold (COGS) and $203 million recorded in selling, general and administrative (SG&A) expense.
During the quarter ended July 2, 2016, the Company recorded total charges of $72 million across all restructuring and cost reduction activities. The charges consist of $36 million recorded in COGS and $36 million recorded in SG&A expense. During the year-to-date period ended July 2, 2016, the Company recorded total charges of $124 million across all restructuring and cost reduction activities. The charges consist of $54 million recorded in COGS and $70 million recorded in SG&A expense.
Project K
In February 2017, the Company announced an expansion and an extension to its previously-announced global efficiency and effectiveness program (“Project K”), to reflect additional and changed initiatives. Project K is expected to continue generating a significant amount of savings that may be invested in key strategic areas of focus for the business to drive future growth or utilized to achieve our 2018 Margin Expansion target.
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

Since the inception of Project K, the Company has recognized charges of $1,354 million that have been attributed to the program. The charges consist of $6 million recorded as a reduction of revenue, $725 million recorded in COGS and $623 million recorded in SG&A expense.

Other Projects
In 2015 the Company implemented a zero-based budgeting (ZBB) program in its North America business that has delivered ongoing annual savings. During 2016, ZBB was expanded to include the international segments of the business. In support of the ZBB initiative, the Company incurred pre-tax charges of approximately $1 million and $17 million during the year-to-date periods ended July 1, 2017 and July 2, 2016, respectively. Total charges of $38 million have been recognized since the inception of the ZBB program.
The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarter and year-to-date periods ended July 1, 2017 and July 2, 2016 and program costs to date for programs currently active as of July 1, 2017.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017
Employee related costs	$25	$6	$136	$20	$504
Asset related costs	20	17	30	27	222
Asset impairment	—	16	—	16	155
Other costs	51	33	72	61	511
Total	$96	$72	$238	$124	$1,392

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016	July 1, 2017
U.S. Morning Foods	$1	$4	$2	$9	$243
U.S. Snacks	79	34	199	54	401
U.S. Specialty	1	1	1	3	20
North America Other	2	4	9	13	137
Europe	2	14	8	28	307
Latin America	3	4	4	4	28
Asia Pacific	3	4	4	4	85
Corporate	5	7	11	9	171
Total	$96	$72	$238	$124	$1,392

For the quarters ended July 1, 2017 and July 2, 2016 employee related costs consist primarily of severance and other termination related benefits, asset related costs consist primarily of accelerated depreciation and other costs consist primarily of lease termination costs as well as third-party incremental costs related to the development and implementation of global business capabilities and a more efficient go-to-market model.
At July 1, 2017 total exit cost reserves were $221 million, related to severance payments and other costs of which a substantial portion will be paid out in 2017 and 2018. The following table provides details for exit cost reserves.

	Employee Related Costs	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 31, 2016	$102	$—	$—	$29	$131
2017 restructuring charges	136	—	30	72	238
Cash payments	(52)	—	(8)	(67)	(127)
Non-cash charges and other	1	—	(22)	—	(21)
Liability as of July 1, 2017	$187	$—	$—	$34	$221
Note 6 Equity
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were 5 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended July 1, 2017. There were 3 million and 2 million anti dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended July 2, 2016, respectively.

Quarters ended July 1, 2017 and July 2, 2016:

(millions, except per share data)	Net income	Average shares outstanding	Earnings per share
2017
Basic	$282	349	$0.81
Dilutive potential common shares		3	(0.01)
Diluted	$282	352	$0.80
2016
Basic	$280	350	$0.80
Dilutive potential common shares		4	(0.01)
Diluted	$280	354	$0.79

Year-to-date periods ended July 1, 2017 and July 2, 2016:

(millions, except per share data)	Net income	Average shares outstanding	Earnings per share
2017
Basic	$544	350	$1.56
Dilutive potential common shares		3	(0.02)
Diluted	$544	353	$1.54
2016
Basic	$455	350	$1.30
Dilutive potential common shares		4	(0.01)
Diluted	$455	354	$1.29
In December 2015, the board of directors approved a new authorization to repurchase of up to $1.5 billion of our common stock beginning in 2016 through December 2017. As of July 1, 2017, $639 million remains available under the authorization.
During the year-to-date period ended July 1, 2017, the Company repurchased approximately 6 million shares of common stock for a total of $435 million, of which $390 million was paid and $45 million was payable at July 1, 2017. During the year-to-date period ended July 2, 2016, the Company repurchased 5 million shares of common stock for a total of $386 million.
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

Reclassifications out of AOCI for the quarter and year-to-date periods ended July 1, 2017 and July 2, 2016, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended July 1, 2017	Year-to-date period ended July 1, 2017
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$—	$(1)	COGS
Foreign currency exchange contracts	—	—	SG&A
Interest rate contracts	2	5	Interest expense
Commodity contracts	—	—	COGS
	$2	$4	Total before tax
	—	(1)	Tax expense (benefit)
	$2	$3	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$—	$1	See Note 9 for further details
Prior service cost	—	—	See Note 9 for further details
	$—	$1	Total before tax
	—	—	Tax expense (benefit)
	$—	$1	Net of tax
Total reclassifications	$2	$4	Net of tax

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended July 2, 2016	Year-to-date period ended July 2, 2016
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$—	$(7)	COGS
Foreign currency exchange contracts	—	—	SGA
Interest rate contracts	2	8	Interest expense
Commodity contracts	4	7	COGS
	$6	$8	Total before tax
	(2)	(3)	Tax expense (benefit)
	$4	$5	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$2	See Note 9 for further details
Prior service cost	2	2	See Note 9 for further details
	$3	$4	Total before tax
	—	—	Tax expense (benefit)
	$3	$4	Net of tax
Total reclassifications	$7	$9	Net of tax

Accumulated other comprehensive income (loss) as of July 1, 2017 and December 31, 2016 consisted of the following:

(millions)	July 1, 2017	December 31, 2016
Foreign currency translation adjustments	$(1,429)	$(1,505)
Cash flow hedges — unrealized net gain (loss)	(64)	(67)
Postretirement and postemployment benefits:
Net experience loss	(13)	(14)
Prior service cost	11	11
Total accumulated other comprehensive income (loss)	$(1,495)	$(1,575)

Note 7 Debt
The following table presents the components of notes payable at July 1, 2017 and December 31, 2016:

	July 1, 2017		December 31, 2016
(millions)	Principal amount	Effective interest rate (a)	Principal amount	Effective interest rate (a)
U.S. commercial paper	$229	1.15%	$80	0.61%
Europe commercial paper	423	(0.23)%	306	(0.18)%
Bank borrowings	72		52
Total	$724		$438
(a) Negative effective interest rates on certain borrowings in Europe are the result of efforts by the European Central Bank to stimulate the economy in the eurozone.

In May 2017, the Company issued €600 million (approximately $685 million USD at July 1, 2017, which reflects the discount and translation adjustments) of five-year 0.80% Euro Notes due 2022, resulting in aggregate net proceeds after debt discount of $656 million. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand and additional commercial paper borrowings, repayment of the Company's $400 million, five-year 1.75% U.S. Dollar Notes due 2017 at maturity. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision. The Notes were designated as a net investment hedge of the Company's investment in its Europe subsidiary when issued.

During the second quarter of 2017, the Company repaid its Cdn.$300 million three year 2.05% Canadian Dollar Notes.

In the second quarter of 2017, the Company entered into interest rate swaps with notional amounts totaling approximately €600 million which effectively converted €600 million of its 1.25% Euro Notes due 2025 from fixed to floating rate obligations. The U.S. Dollar interest rate swaps were settled during the quarter for an unrealized loss of $14 million which will be amortized to interest expense over the remaining term of the related Notes.

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

The Company has entered into interest rate swaps with notional amounts totaling $2.2 billion, which effectively converts a portion of the associated U.S. Dollar Notes and Euro Notes from fixed rate to floating rate obligations. These derivative instruments are designated as fair value hedges. The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of July 1, 2017 were as follows: (a) seven-year 3.25% U.S. Dollar Notes due 2018 – 2.75%; (b) ten-year 4.15% U.S. Dollar Notes due 2019 – 3.52%; (c) ten-year 4.00% U.S. Dollar Notes due 2020 – 3.41%; (d) ten-year 3.125% U.S. Dollar Notes due 2022 – 2.46%; (e) ten-year 2.75% U.S. Dollar Notes due 2023 – 2.61%; (f) seven-year 2.65% U.S. Dollar Notes due 2023 – 2.30%; (g) eight-year 1.00% Euro Notes due 2024 – 0.75%; (h) ten-year 1.25% Euro Notes due 2025 - 1.27% and (i) ten-year 3.25% U.S. Notes due 2026 – 3.58%.

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
The Company classifies pre-tax stock compensation expense in COGS and SG&A expense principally within its Corporate segment. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended		Year-to-date period ended
(millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Pre-tax compensation expense	$21	$17	$39	$33
Related income tax benefit	$8	$6	$14	$12
As of July 1, 2017, total stock-based compensation cost related to non-vested awards not yet recognized was $125 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Stock options
During the year-to-date periods ended July 1, 2017 and July 2, 2016, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2016 Annual Report on Form 10-K.
Year-to-date period ended July 1, 2017:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	15	$62
Granted	2	73
Exercised	(1)	57
Forfeitures and expirations	—	—
Outstanding, end of period	16	$64	7.0	$109
Exercisable, end of period	11	$60	6.1	$104
Year-to-date period ended July 2, 2016:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	19	$58
Granted	3	76
Exercised	(4)	56
Forfeitures and expirations	—	—
Outstanding, end of period	18	$61	7.2	$335
Exercisable, end of period	10	$57	6.2	$247

The weighted-average grant date fair value of options granted was $10.14 per share and $9.44 per share for the year-to-date periods ended July 1, 2017 and July 2, 2016, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended July 1, 2017:	18%	6.6	2.26%	2.80%
Grants within the year-to-date period ended July 1, 2016:	17%	6.9	1.60%	2.60%
The total intrinsic value of options exercised was $17 million and $79 million for the year-to-date periods ended July 1, 2017 and July 2, 2016, respectively.
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
A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of currency-neutral comparable operating margin expansion. Compensation cost related to currency-neutral comparable operating margin performance is revised for changes in the expected outcome. The 2017 target grant currently corresponds to approximately 186,000 shares, with a grant-date fair value of $67 per share.
Based on the market price of the Company’s common stock at July 1, 2017, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	July 1, 2017
2015 Award	$22
2016 Award	$24
2017 Award	$26
The 2014 performance share award, payable in stock, was settled at 35% of target in February 2017 for a total dollar equivalent of $5 million.
Other stock-based awards
During the year-to-date period ended July 1, 2017, the Company granted restricted stock units and a nominal number of restricted stock awards to eligible employees as presented in the following table. Terms of these grants and the Company’s method of determining grant-date fair value were consistent with that described within the stock compensation footnote in the Company’s 2016 Annual Report on Form 10-K.

Year-to-date period ended July 1, 2017:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	1,166	$63
Granted	654	67
Vested	(35)	57
Forfeited	(72)	65
Non-vested, end of period	1,713	$65
Year-to-date period ended July 2, 2016:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	806	$58
Granted	574	70
Vested	(51)	55
Forfeited	(55)	62
Non-vested, end of period	1,274	$63

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
Pension

	Quarter ended		Year-to-date period ended
(millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$25	$25	$50	$49
Interest cost	42	44	83	88
Expected return on plan assets	(90)	(90)	(180)	(179)
Amortization of unrecognized prior service cost	2	4	4	7
Recognized net (gain) loss	(2)	—	1	—
Curtailment (gain) loss	(3)	—	(2)	—
Total pension (income) expense	$(26)	$(17)	$(44)	$(35)
Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$4	$5	$9	$10
Interest cost	9	9	18	19
Expected return on plan assets	(25)	(23)	(49)	(45)
Amortization of unrecognized prior service (gain)	(2)	(2)	(4)	(5)
Recognized net (gain) loss	—	—	(29)	—
Curtailment loss	—	—	3	—
Total postretirement benefit (income) expense	$(14)	$(11)	$(52)	$(21)
Postemployment

	Quarter ended		Year-to-date period ended
(millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$2	$2	$3	$4
Interest cost	1	1	2	2
Recognized net loss	—	1	1	2
Total postemployment benefit expense	$3	$4	$6	$8
During the second quarter of 2017, the Company recognized a curtailment gain of $3 million within a pension plan in conjunction with Project K restructuring activity. The Company remeasured the benefit obligation for the impacted pension plan resulting in a mark-to-market gain of $2 million. The gain was due primarily to plan asset returns in excess of the expected rate of return.
During the first quarter of 2017, the Company recognized curtailment losses of $1 million and $3 million within pension and nonpension postretirement plans, respectively, in conjunction with Project K restructuring activity. In addition, the Company remeasured the benefit obligation for impacted pension and nonpension postretirement plans. The remeasurement resulted in a mark-to-market loss of $3 million on a pension plan due primarily to a lower discount rate and a $29 million gain on a nonpension postretirement plan primarily due to plan asset investment returns slightly mitigated by the impact of a lower discount rate.

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
July 1, 2017	$2	$2	$4
July 2, 2016	$2	$4	$6
Year-to-date period ended:
July 1, 2017	$23	$5	$28
July 2, 2016	$15	$8	$23
Full year:
Fiscal year 2017 (projected)	$26	$16	$42
Fiscal year 2016 (actual)	$18	$15	$33
Plan funding strategies may be modified in response to management’s evaluation of tax deductibility, market conditions, and competing investment alternatives.

Additionally, during the first quarter of 2017, the Company recognized expense totaling $26 million related to the exit of several multi-employer plans associated with Project K restructuring activity. This amount represents management's best estimate, actual results could differ. The cash obligation is payable over a maximum 20-year period; management has not determined the actual period over which the payments will be made.

Note 10 Income taxes
The consolidated effective tax rate for the quarter ended July 1, 2017 was 26% as compared to the prior year’s rate of 27%. The consolidated effective tax rates for the year-to-date periods ended July 1, 2017 and July 2, 2016 were 21% and 25%, respectively. For the year-to-date period ended July 1, 2017, the effective tax rate benefited from a deferred tax benefit of $38 million resulting from an intercompany transfer of intellectual property under the application of the newly adopted standard. See discussion regarding the adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, in Note 1.

The effective tax rate for the first half of 2016 benefited from excess tax benefits from share-based compensation and the completion of certain tax examinations.
As of July 1, 2017, the Company classified $8 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $5 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the quarter ended July 1, 2017; $38 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 31, 2016	$63
Tax positions related to current year:
Additions	2
Reductions	—
Tax positions related to prior years:
Additions	2
Reductions	(6)
Settlements	(4)
Lapse in statute of limitations	—
July 1, 2017	$57

The accrual balance for tax-related interest was $20 million at July 1, 2017.
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
Total notional amounts of the Company’s derivative instruments as of July 1, 2017 and December 31, 2016 were as follows:

(millions)	July 1, 2017	December 31, 2016
Foreign currency exchange contracts	$2,253	$1,396
Interest rate contracts	2,197	2,185
Commodity contracts	423	437
Total	$4,873	$4,018
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at July 1, 2017 and December 31, 2016, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of July 1, 2017 or December 31, 2016.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of July 1, 2017 and December 31, 2016:
Derivatives designated as hedging instruments

	July 1, 2017			December 31, 2016
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$—	$—	$—	$2	$2
Interest rate contracts:
Other assets (a)	—	—	—	—	1	1
Total assets	$—	$—	$—	$—	$3	$3
Liabilities:
Interest rate contracts:
Other liabilities (a)	—	(46)	(46)	—	(65)	(65)
Total liabilities	$—	$(46)	$(46)	$—	$(65)	$(65)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $2.2 billion and $2.2 billion as of July 1, 2017 and December 31, 2016, respectively.
Derivatives not designated as hedging instruments

	July 1, 2017			December 31, 2016
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$16	$16	$—	$25	$25
Commodity contracts:
Other prepaid assets	13	—	13	13	—	13
Total assets	$13	$16	$29	$13	$25	$38
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(21)	$(21)	$—	$(11)	$(11)
Commodity contracts:
Other current liabilities	(5)	—	(5)	$(7)	$—	$(7)
Total liabilities	$(5)	$(21)	$(26)	$(7)	$(11)	$(18)
The Company has designated its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $2.6 billion and $1.8 billion as of July 1, 2017 and December 31, 2016, respectively.

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of July 1, 2017 and December 31, 2016 would be adjusted as detailed in the following table:

As of July 1, 2017:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$29	$(18)	$—	$11
Total liability derivatives	$(72)	$18	$18	$(36)

As of December 31, 2016:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$41	$(24)	$—	$17
Total liability derivatives	$(83)	$24	$48	$(11)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended July 1, 2017 and July 2, 2016 was as follows:
Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		July 1, 2017	July 2, 2016
Interest rate contracts	Interest expense	$5	$3
Total		$5	$3

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016
Foreign currency exchange contracts	$—	$(1)	COGS	$—	$—	Other income (expense), net	$—	$(1)
Interest rate contracts	1	(3)	Interest expense	(3)	(2)	N/A	—	—
Commodity contracts	—	1	COGS	—	(4)	Other income (expense), net	—	—
Total	$1	$(3)		$(3)	$(6)		$—	$(1)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	July 1, 2017	July 2, 2016
Foreign currency denominated long-term debt	$(157)	$46
Foreign currency exchange contracts	—	(1)
Total	$(157)	$45

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		July 1, 2017	July 2, 2016
Foreign currency exchange contracts	COGS	$(4)	$(1)
Foreign currency exchange contracts	Other income (expense), net	(3)	(1)
Foreign currency exchange contracts	SG&A	(1)	—
Commodity contracts	COGS	10	6
Commodity contracts	SG&A	—	2
Total		$2	$6

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended July 1, 2017 and July 2, 2016 was as follows:

Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		July 1, 2017	July 2, 2016
Foreign currency exchange contracts	Other income (expense), net	$—	$—
Interest rate contracts	Interest expense	10	9
Total		$10	$9

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016		July 1, 2017	July 2, 2016
Foreign currency exchange contracts	$—	$9	COGS	$1	$7	Other income (expense), net	$—	$(1)
Foreign currency exchange contracts	—	—	SGA expense	—	—	Other income (expense), net	—	—
Interest rate contracts	1	(69)	Interest expense	(5)	(8)	N/A	—	—
Commodity contracts	—	—	COGS	—	(7)	Other income (expense), net	—	—
Total	$1	$(60)		$(4)	$(8)		$—	$(1)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	July 1, 2017	July 2, 2016
Foreign currency denominated long-term debt	$(182)	$(12)
Foreign currency exchange contracts	—	(23)
Total	$(182)	$(35)

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		July 1, 2017	July 2, 2016
Foreign currency exchange contracts	COGS	$(13)	$(10)
Foreign currency exchange contracts	Other income (expense), net	(8)	10
Foreign currency exchange contracts	SGA	(1)	—
Interest rate contracts	Interest expense	—	—
Commodity contracts	COGS	(3)	10
Commodity contracts	SGA	1	2
Total		$(24)	$12

During the next 12 months, the Company expects $9 million of net deferred losses reported in AOCI at July 1, 2017 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on July 1, 2017 was $54 million. If the credit-risk-related contingent features were triggered as of July 1, 2017, the Company would be required to post additional collateral of $45 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of July 1, 2017 triggered by credit-risk-related contingent features.
Fair value measurements on a nonrecurring basis
As part of Project K, the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. See Note 5 for more information regarding Project K.
During the quarter ended July 1, 2017, there were no long-lived asset impairment related to Project K.
During the quarter ended July 2, 2016, long-lived assets of $26 million related to a manufacturing facility in the Company's U.S. Snacks reportable segment, were written down to an estimated fair value of $10 million due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.

The following table presents level 3 assets that were measured at fair value on the consolidated Balance Sheet on a nonrecurring basis as of July 2, 2016:

(millions)	Fair Value	Total Loss
Description:
Long-lived assets	$10	$(16)
Total	$10	$(16)

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $7,442 million and $7,123 million, respectively, as of July 1, 2017.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of July 1, 2017, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of July 1, 2017, the Company posted $9 million related to reciprocal collateralization agreements. As of July 1, 2017 the Company posted $9 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 27% of consolidated trade receivables at July 1, 2017.
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

	Quarter ended		Year-to-date period ended
(millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales
U.S. Morning Foods	$679	$727	$1,398	$1,494
U.S. Snacks	803	803	1,584	1,635
U.S. Specialty	276	271	671	647
North America Other	391	406	784	820
Europe	566	629	1,078	1,227
Latin America	234	204	456	396
Asia Pacific	238	228	470	444
Consolidated	$3,187	$3,268	$6,441	$6,663
Operating profit
U.S. Morning Foods	$176	$165	$336	$313
U.S. Snacks	22	69	(22)	152
U.S. Specialty	70	60	166	146
North America Other	59	47	108	92
Europe	76	68	142	138
Latin America (a)	26	20	59	43
Asia Pacific	19	12	41	29
Total Reportable Segments	448	441	830	913
Corporate (b)	5	8	(17)	(26)
Consolidated	$453	$449	$813	$887

(a)
Includes non-cash losses totaling $7 million and $13 million associated with the remeasurement of the financial statements of the Company's Venezuela subsidiary during the quarter and year-to-date periods ended July 2, 2016, respectively.

(b)
Includes mark-to-market adjustments for pension and postretirement plans, commodity and foreign currency contracts totaling $7 million and $20 million for the quarters ended July 1, 2017 and July 2, 2016, respectively. Includes mark-to-market adjustments for pension and postretirement plans, commodity and foreign currency contracts totaling ($14) million and ($4) million for the year-to-date periods ended July 1, 2017 and July 2, 2016, respectively.

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

Operating margin expansion through 2018
In 2016 we announced a plan to increase our currency-neutral comparable operating margin. Specifically, we are targeting an expansion of 350 basis points. There are four elements to this margin expansion plan:

•
Productivity and savings - In addition to annual productivity savings to offset inflation, we have expanded our Project K restructuring program, and we have expanded our zero-based budgeting initiative in the U.S. and our international regions.  These initiatives are expected to result in higher annual savings.

•
Price and Mix - We have established a more formal Revenue Growth Management discipline around the world, to help us ensure our products and pack-sizes are priced correctly, and that we are generating a positive mix of sales volume.

•	Investing for Impact - We are updating our investment model to align with today's consumer and technology in order to optimize the return on investment in our brands.

•	On-Trend Foods and Packaging - We are adopting a more impactful approach to renovation and innovation of our foods.

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

In March 2017, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) changing the presentation of net periodic pension and postretirement benefit costs within the income statement. The ASU requires all components of net periodic benefit cost, other than service cost, be presented in the income statement outside of income from operations. We expect to adopt the ASU retrospectively in the first quarter of 2018. The impact of adoption, when applied retrospectively, is expected to reduce our 2015 currency-neutral comparable operating margin, the basis for our 350 basis point improvement target, by approximately 175-185 basis points. The adoption, which is anticipated to impact only the Corporate segment, and not expected to impact our ability to achieve 350 basis points of currency-neutral comparable operation margin expansion from this new base by the end of 2018. See the Accounting standards to be adopted in future periods section of the MD&A for additional information regarding the impact of this ASU.

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

Significant items impacting comparability
Project K and cost reduction activities
In February 2017, the Company announced an expansion and an extension to its previously-announced global efficiency and effectiveness program ("Project K"). Project K is expected to continue generating a significant amount of savings that may be invested in key strategic areas of focus for the business. The Company expects that these savings may be used to drive future growth in the business. We recorded pre-tax charges related to this program of $96 million and $237 million for the quarter and year-to-date periods ended July 1, 2017, respectively. We also recorded pre-tax charges of $60 million and $107 million for the quarter and year-to-date periods ended July 2, 2016, respectively.

In 2015 we initiated the implementation of a Zero-Based Budgeting (ZBB) program in our North America business. During 2016 ZBB was expanded to include international segments of the business. In support of the ZBB initiative, we incurred pre-tax charges of less than $1 million for the quarter ended July 1, 2017 and $1 million for the year-to-date period ended July 1, 2017. We also incurred pre-tax charges of $12 million and $17 million for the quarter and year-to-date periods ended July 2, 2016, respectively.

See the Restructuring and cost reduction activities section for more information.

Acquisitions
In December 2016, the Company acquired Ritmo Investimentos, controlling shareholder of Parati S/A, Afical Ltda and Padua Ltda ("Parati Group"), a leading Brazilian food group for approximately BRL 1.38 billion ($381 million) or $379 million, net of cash and cash equivalents. The purchase price was subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the acquisition date compared to targeted amounts. These adjustments were finalized during the quarter ended July 1, 2017 and resulted in a purchase price reduction of BRL 14 million ($4 million). In our Latin America reportable segment, for the quarter ended July 1, 2017 the acquisition added $46 million in net sales and $4 million of operating profit (before integration costs) that impacted the comparability of our reported results. For the year-to-date period ended July 1, 2017 the acquisition added $93 million in net sales and $12 million of operating profit (before integration costs) that impacted the comparability of our reported results.

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded total pre-tax mark-to-market benefit of $7 million and a pre-tax charge of $14 million for the quarter and year-to-date periods ended July 1, 2017, respectively. We also recorded a pre-tax mark-to-market benefit of $20 million and a pre-tax charge of $4 million for the quarter and year-to-date periods ended July 2, 2016, respectively.

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

As of December 31, 2016, we deconsolidated and changed to the cost method of accounting for our Venezuelan subsidiary. For the quarter ended July 2, 2016 the deconsolidation reduced net sales by $7 million and operating profit by less than $1 million which impacted the comparability of our reported results. For the year-to-date period ended July 2, 2016 the deconsolidation reduced net sales by $16 million and operating profit by $5 million which impacted the comparability of our reported results.

In 2016 certain non-monetary assets related to our Venezuelan subsidiary continued to be remeasured at historical exchange rates. As these assets were utilized by our Venezuelan subsidiary during 2016 they were recognized in the income statement at historical exchange rates resulting in an unfavorable impact. As a result of the utilization of the remaining non-monetary assets, we experienced an unfavorable pre-tax impact approximately $5 million and $11 million during the quarter and year-to-date periods ended July 2, 2016, primarily impacting COGS.

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

Financial results
For the quarter ended July 1, 2017, our reported net sales declined by 2.5% due to soft consumption trends in the U.S. and reduced merchandising activity in Europe related to pricing actions on Pringles. These declines were partially offset by the impact of the Parati acquisition, and growth in U.S. Specialty and Asia-Pacific. Currency-neutral comparable net sales were down 3.1% after eliminating the impact of acquisitions, foreign currency, and prior year Venezuela results.

Reported operating profit increased 0.7%, as productivity savings more than offset higher restructuring charges related to the Project K restructuring program, which includes this year's exit from its U.S. Snacks segment's Direct Store Delivery sales and delivery system. Currency-neutral comparable operating profit increased by 6.9% due to efficiencies in COGS and SG&A expense related to ZBB and Project K.

Reported operating margin for the quarter was favorable 40 basis points due primarily to COGS and SG&A savings realized from Project K and ZBB initiatives partially offset by higher restructuring charges. Currency-neutral comparable operating margin was favorable 160 basis points after excluding the year-over-year impact of restructuring, mark-to-market, acquisitions, and prior year Venezuela remeasurement.

Reported diluted EPS of $.80 for the quarter was up 1% compared to the prior year of $.79. Higher operating profit and a lower effective tax rate more than offset the impact of higher restructuring charges. Currency-neutral comparable diluted EPS of $.98 increased by 8% compared to prior year of $.91, due to higher profit margins driven by productivity initiatives and ZBB savings.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Reported net income	$282	$280	$544	$455
Mark-to-market (pre-tax)	7	20	(14)	(4)
Project K and cost reduction activities (pre-tax)	(96)	(72)	(238)	(124)
Other costs impacting comparability (pre-tax)	—	—	—	(153)
Integration and transaction costs (pre-tax)	—	—	(1)	(1)
Venezuela operations impact (pre-tax)	—	—	—	5
Venezuela remeasurement (pre-tax)	—	(5)	—	(11)
Income tax benefit applicable to adjustments, net*	31	16	81	83
Comparable net income	$340	$321	$716	$660
Foreign currency impact	(5)		(14)
Currency-neutral comparable net income	$345		$730
Reported diluted EPS	$0.80	$0.79	$1.54	$1.29
Mark-to-market (pre-tax)	0.02	0.05	(0.04)	(0.01)
Project K and cost reduction activities (pre-tax)	(0.27)	(0.20)	(0.67)	(0.35)
Other costs impacting comparability (pre-tax)	—	—	—	(0.43)
Venezuela operations impact (pre-tax)	—	—	—	0.01
Venezuela remeasurement (pre-tax)	—	(0.01)	—	(0.03)
Income tax benefit applicable to adjustments, net*	0.08	0.04	0.22	0.24
Comparable diluted EPS	$0.97	$0.91	$2.03	$1.86
Foreign currency impact	(0.01)		(0.04)
Currency-neutral comparable diluted EPS	$0.98		$2.07
Currency-neutral comparable diluted EPS growth	7.7%	5.6%	11.3%	3.2%
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the second quarter of 2017 versus 2016:

Quarter ended July 1, 2017
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$679	$803	$276	$391	$566	$234	$238	$—	$3,187
Acquisitions	—	—	—	—	4	46	—	—	50
Comparable net sales	$679	$803	$276	$391	$562	$188	$238	$—	$3,137
Foreign currency impact	—	—	—	(5)	(23)	(1)	6	—	(23)
Currency-neutral comparable net sales	$679	$803	$276	$396	$585	$189	$232	$—	$3,160
Quarter ended July 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$727	$803	$271	$406	$629	$204	$228	$—	$3,268
Venezuela operations impact	—	—	—	—	—	7	—	—	7
Comparable net sales	$727	$803	$271	$406	$629	$197	$228	$—	$3,261
% change - 2017 vs. 2016:
Reported growth	(6.6)%	—%	1.8%	(3.6)%	(10.0)%	14.8%	4.3%	—%	(2.5)%
Acquisitions	—%	—%	—%	—%	0.6%	22.4%	—%	—%	1.5%
Venezuela operations impact	—%	—%	—%	—%	—%	(2.7)%	—%	—%	(0.2)%
Comparable growth	(6.6)%	—%	1.8%	(3.6)%	(10.6)%	(4.9)%	4.3%	—%	(3.8)%
Foreign currency impact	—%	—%	—%	(1.0)%	(3.6)%	(0.9)%	2.2%	—%	(0.7)%
Currency-neutral comparable growth	(6.6)%	—%	1.8%	(2.6)%	(7.0)%	(4.0)%	2.1%	—%	(3.1)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended July 1, 2017
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$176	$22	$70	$59	$76	$26	$19	$5	$453
Mark-to-market	—	—	—	—	—	—	—	7	7
Project K and cost reduction activities	(1)	(79)	(1)	(2)	(2)	(3)	(3)	(5)	(96)
Acquisitions	—	—	—	—	—	4	—	—	4
Comparable operating profit	$177	$101	$71	$61	$78	$25	$22	$3	$538
Foreign currency impact	—	—	—	(1)	(4)	—	1	(2)	(6)
Currency-neutral comparable operating profit	$177	$101	$71	$62	$82	$25	$21	$5	$544
Quarter ended July 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$165	$69	$60	$47	$68	$20	$12	$8	$449
Mark-to-market	—	—	—	—	—	—	—	20	20
Project K and cost reduction activities	(4)	(34)	(1)	(4)	(14)	(4)	(4)	(7)	(72)
Venezuela remeasurement	—	—	—	—	—	(7)	—	—	(7)
Comparable operating profit	$169	$103	$61	$51	$82	$31	$16	$(5)	$508
% change - 2017 vs. 2016:
Reported growth	6.4%	(68.0)%	16.9%	26.1%	11.9%	29.2%	57.1%	(44.9)%	0.7%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	(126.2)%	(3.1)%
Project K and cost reduction activities	1.4%	(66.6)%	1.6%	8.6%	16.9%	6.6%	16.8%	(110.3)%	(4.2)%
Integration and transaction costs	—%	—%	—%	—%	0.4%	(2.0)%	1.5%	—%	—%
Acquisitions	—%	—%	—%	—%	(0.3)%	19.2%	—%	—%	0.8%
Venezuela operations impact	—%	—%	—%	—%	—%	(0.8)%	—%	(1.5)%	—%
Venezuela remeasurement	—%	—%	—%	—%	—%	22.5%	—%	—%	1.3%
Comparable growth	5.0%	(1.4)%	15.3%	17.5%	(5.1)%	(16.3)%	38.8%	193.1%	5.9%
Foreign currency impact	—%	—%	—%	(1.0)%	(4.0)%	(1.7)%	3.9%	(41.2)%	(1.0)%
Currency-neutral comparable growth	5.0%	(1.4)%	15.3%	18.5%	(1.1)%	(14.6)%	34.9%	234.3%	6.9%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
This segment consists of cereal, toaster pastries, and health and wellness bars. As reported and Currency-neutral comparable net sales declined 6.6% as a result of decreased volume partially offset by favorable pricing/mix. Volume declined as a result of lower category-wide consumption.

Our Core 6 cereal brands collectively held share during the quarter, led by taste-oriented brands like Froot Loops and Frosted Flakes, which continue to gain share behind effective media and innovation, respectively. Special K shipments were down year-on-year, but improved sequentially and returned to share growth in June.

Toaster pastries grew share by 50 basis points during the quarter despite lower consumption in the category.

As reported operating profit increased 6.4% due to productivity initiatives and reduced restructuring charges partially offset by lower net sales. Currency-neutral comparable operating profit increased 5.0% after excluding restructuring charges.

U.S. Snacks
This segment consists of crackers, cookies, savory snacks, wholesome snacks and fruit-flavored snacks. As reported and Currency-neutral comparable net sales were flat versus the comparable quarter. Price/mix and volume were both roughly flat compared to the second quarter of 2016. The inventory pipeline-fill of customer warehouses offset the consumption impact of reduced promotional activity in conjunction with conversion from DSD to warehouse distribution.

Crackers consumption in the second quarter declined on category softness and a reduction of promotion activity related to our efforts to smoothly transition out of DSD. However, our big-three brands (Cheez-it®, Club®, and Townhouse®) held share during the quarter.

Cookies posted a decline in consumption and share for the quarter, owing to reduced promotion activity during our transition out of DSD. However, Keebler Fudge Shoppe maintained consumption and share growth during the quarter.

Wholesome Snacks posted a decline in consumption and share primarily due to certain lines of Special K® bars and cracker-chips. However, Rice Krispies Treats® grew share during the quarter.

Savory snacks posted a decline in shipments and share during the quarter partially mitigated by favorable price/mix.

As reported operating profit declined 68.0% due to increased Project K restructuring charges in the current year associated with our DSD transition. Additionally, we increased brand building investment, as planned, and we also added incremental logistics costs as we resource our warehousing distribution ahead of the exit from DSD. Currency-neutral comparable operating profit decreased 1.4% after excluding the impact of restructuring charges.

U.S. Specialty
As reported and Currency-neutral comparable net sales improved 1.8% as a result of higher volume and improved pricing/mix aided by innovation and expansion in core and emerging growth channels.

Shipments grew for our three core channels; Foodservice, Convenience Stores, and Vending. In Foodservice, our growth was led by the K-12 segment, and in Convenience Stores and Vending growth was aided by innovation.

In the second quarter we implemented a transformation of our salesforce to a hybrid, direct-and-broker model. This is expected to offer us stronger focus on core accounts, while expanding our market coverage across the Foodservice and Convenience Store channels.

As Reported operating profit increased 16.9% due to the higher net sales and savings from Project K and ZBB initiatives. Currency-neutral comparable operating profit increased 15.3% after excluding the impact of restructuring charges.

North America Other
This segment is composed of our U.S. Frozen Foods, Kashi, and Canada businesses. As reported net sales declined 3.6% due to decreased volume and unfavorable foreign currency partially offset by favorable pricing/mix. Currency-neutral comparable net sales declined 2.6% after excluding the impact of foreign currency.

The U.S. Frozen business posted increased shipments due to higher volume partially mitigated by unfavorable price/mix. Eggo® grew share and consumption during the quarter, benefiting from the removal of artificial ingredients and the launch of kid-loved shapes, with Mickey Mouse-shaped waffles leading the way. Our frozen veggie business, under the Morningstar Farms® and Gardenburger® brands, added another quarter of consumption growth, due to our focus on core burger offerings.

In Canada, shipments decreased during the quarter due to lower volume and foreign currency partially offset by favorable pricing/mix. We are seeing the impacts of our efforts to improve price realization due to transactional foreign exchange pressure and we have started to lap our initial pricing action in the second quarter. Our in-market performance has started to improve, as well. In cereal, our consumption declines moderated sharply, and our base consumption remains strong, and we gained share as a result. In wholesome snacks, we gained share, also with strong base consumption, and Pringles gained consumption and share in the quarter, as well.

Kashi posted lower shipments in the quarter due to last year's exiting of non-core or less profitable SKUs, promotions, or categories. Our overhauled cereal business grew consumption and share. We also saw improved trends in these channels for the wholesome snacks business, as recent innovations and media are starting to take hold.

As Reported operating profit increased 26.1% due to lower restructuring charges in addition to Project K and ZBB savings partially offset by lower net sales and foreign currency. Currency-neutral comparable operating profit increased 18.5% after excluding the impact of restructuring charges and translational foreign currency.

Europe
As Reported net sales declined 10.0% due to unfavorable foreign currency and lower volume partially offset by the favorable impact of pricing/mix and acquisitions. Currency-neutral comparable net sales declined 7.0% after excluding the impact of foreign currency and acquisitions.

Pringles volume was lower due primarily to prolonged negotiations with our customers as we sought to price behind our food and packaging upgrades. These negotiations were resolved by April but caused us to miss out on several second quarter merchandising programs.

Cereal shipments declined on lower volume and foreign currency. However, the U.K. cereal business realized sequential improvement as consumption was down significantly less than in recent quarters. We gained share in All-family brands like Corn Flakes, Rice Krispies, and Crunchy Nut.

As reported operating profit increased 11.9% due to lower restructuring charges as well as incremental Project K savings partially mitigated by foreign currency. Currency-neutral comparable operating profit declined 1.1% after excluding the impact of restructuring charges, acquisitions and foreign currency.

Latin America
As reported net sales improved 14.8% due to increased volume as a result of the Parati acquisition and favorable pricing/mix. This was partially offset by lower volume in the base business and the unfavorable impact of foreign currency. Currency-neutral comparable net sales declined 4.0% after excluding the impact of acquisitions, prior year Venezuela results, and foreign currency.

The integration of Parati, our acquisition in Brazil, continues to progress well, as the business posted solid growth.
Offsetting the impact of Parati, volume of the base business was adversely impacted by softness related to market conditions and distributor transitions in the Caribbean/Central America sub-region. However, our large Mexico business continued to perform well, as did our legacy South America operations.

As reported operating profit increased 29.2%, primarily due to efficiencies from productivity initiatives, the impact of the Parati acquisition, lower restructuring costs, and Venezuela remeasurement.  Currency-neutral comparable operating profit decreased 14.6% after excluding the impact of restructuring costs, acquisitions, prior year Venezuela remeasurement and foreign currency.

Asia Pacific
As reported net sales improved 4.3% due to favorable pricing/mix and foreign currency partially offset by lower volume. Currency-neutral comparable net sales increased 2.1%, after excluding the impact of foreign currency.

Shipments increased in Australia, our largest market in the region, due primarily to innovation and renovation. In Asia, we generated growth in Korea and Japan with India down modestly because of a short-term disruption from the country's new Goods and Services Tax.

Across the region, our Pringles business posted high single-digit growth for the quarter.

Outside of our reported results, our joint ventures in West Africa and China continued to perform extremely well. Growth in West Africa was driven by strong noodles volume. The China JV more than tripled its e-commerce sales.

As reported operating profit increased 57.1% due to higher net sales, lower restructuring charges, and brand-building efficiencies. Currency-neutral comparable operating profit improved 34.9% after excluding the impact of restructuring, prior year integration costs and foreign currency.

Corporate
As reported operating profit declined $3 million due primarily to higher mark-to-market costs. Currency-neutral comparable operating profit improved $10 million due to lower pension and postretirement benefit costs after excluding the impact of mark-to-market, restructuring charges, and foreign currency.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods ended July 1, 2017 versus July 2, 2016:

Year-to-date period ended July 1, 2017
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$1,398	$1,584	$671	$784	$1,078	$456	$470	$—	$6,441
Acquisitions	—	—	—	1	7	93	—	—	101
Comparable net sales	$1,398	$1,584	$671	$783	$1,071	$363	$470	$—	$6,340
Foreign currency impact	—	—	—	(1)	(62)	(7)	15	—	(55)
Currency-neutral comparable net sales	$1,398	$1,584	$671	$784	$1,133	$370	$455	$—	$6,395
Year-to-date period ended July 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$1,494	$1,635	$647	$820	$1,227	$396	$444	$—	$6,663
Venezuela operations impact	—	—	—	—	—	16	—	—	16
Comparable net sales	$1,494	$1,635	$647	$820	$1,227	$380	$444	$—	$6,647
% change - 2017 vs. 2016:
Reported growth	(6.5)%	(3.1)%	3.7%	(4.3)%	(12.1)%	15.3%	5.7%	—%	(3.3)%
Acquisitions	—%	—%	—%	0.2%	0.6%	23.4%	—%	—%	1.5%
Venezuela operations impact	—%	—%	—%	—%	—%	(3.7)%	—%	—%	(0.2)%
Comparable growth	(6.5)%	(3.1)%	3.7%	(4.5)%	(12.7)%	(4.4)%	5.7%	—%	(4.6)%
Foreign currency impact	—%	—%	—%	(0.1)%	(5.1)%	(1.9)%	3.2%	—%	(0.8)%
Currency-neutral comparable growth	(6.5)%	(3.1)%	3.7%	(4.4)%	(7.6)%	(2.5)%	2.5%	—%	(3.8)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended July 1, 2017
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$336	$(22)	$166	$108	$142	$59	$41	$(17)	$813
Mark-to-market	—	—	—	—	—	—	—	(14)	(14)
Project K and cost reduction activities	(2)	(199)	(1)	(9)	(8)	(4)	(4)	(11)	(238)
Integration and transaction costs	—	—	—	—	—	(1)	—	—	(1)
Acquisitions	—	—	—	(2)	—	12	—	—	10
Comparable operating profit	$338	$177	$167	$119	$150	$52	$45	$8	$1,056
Foreign currency impact	—	—	—	(1)	(11)	(3)	2	(2)	(15)
Currency-neutral comparable operating profit	$338	$177	$167	$120	$161	$55	$43	$10	$1,071
Year-to-date period ended July 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$313	$152	$146	$92	$138	$43	$29	$(26)	$887
Mark-to-market	—	—	—	—	—	—	—	(4)	(4)
Project K and cost reduction activities	(9)	(54)	(3)	(13)	(28)	(4)	(4)	(9)	(124)
integration and transaction costs	—	—	—	—	(1)	—	—	—	(1)
Venezuela operations impact	—	—	—	—	—	5	—	—	5
Venezuela remeasurement	—	—	—	—	—	(13)	—	—	(13)
Comparable operating profit	$322	$206	$149	$105	$167	$55	$33	$(13)	$1,024
% change - 2017 vs. 2016:
Reported growth	7.4%	(114.5)%	13.7%	17.7%	3.3%	36.7%	43.0%	30.6%	(8.4)%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	(53.6)%	(1.2)%
Project K and cost reduction activities	2.2%	(100.5)%	2.1%	6.2%	12.8%	2.6%	4.9%	(79.3)%	(12.1)%
Integration and transaction costs	—%	—%	—%	—%	0.3%	(2.3)%	1.1%	(1.8)%	—%
Acquisitions	—%	—%	—%	(1.7)%	(0.3)%	25.5%	—%	—%	1.0%
Venezuela operations impact	—%	—%	—%	—%	—%	(15.1)%	—%	(1.1)%	(0.6)%
Venezuela remeasurement	—%	—%	—%	—%	—%	29.7%	—%	—%	1.3%
Comparable growth	5.2%	(14.0)%	11.6%	13.2%	(9.5)%	(3.7)%	37.0%	166.4%	3.2%
Foreign currency impact	—%	—%	—%	(0.2)%	(6.0)%	(5.2)%	5.7%	(27.8)%	(1.4)%
Currency-neutral comparable growth	5.2%	(14.0)%	11.6%	13.4%	(3.5)%	1.5%	31.3%	194.2%	4.6%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
This segment consists of cereal, toaster pastries, and health and wellness bars. As reported and Currency-neutral comparable net sales declined 6.5% as a result of decreased volume partially offset by favorable pricing/mix. Volume declined as a result of lower category-wide consumption.

Frosted Flakes grew consumption and share during the first half of the year behind effective media and innovation, including new Cinnamon Frosted Flakes. Froot Loops also grew share during the year-to-date period ended July 1, 2017. Special K shipments were down year-on-year, but improved sequentially and returned to share growth in June.

Toaster pastries grew share by 60 basis points during the first half of the year despite lower consumption in the category.

As Reported operating profit increased 7.4% due to productivity initiatives and reduced restructuring charges partially offset by lower net sales. Currency-neutral comparable operating profit increased 5.2% after eliminating the impact of restructuring charges.

U.S. Snacks
This segment consists of crackers, cookies, savory snacks, wholesome snacks and fruit-flavored snacks. As reported and Currency-neutral comparable net sales declined 3.1% as a result of decreased volume due to lower category-wide consumption and reduced promotional activity in conjunction with conversion from DSD to warehouse distribution.

Crackers share declined compared to the prior year due to slowing consumption. Despite reduced promotional activity, our big-three brands (Cheez-it®, Club®, and Townhouse®) gained share during the first half of the year.

Wholesome Snacks posted a decline in consumption and share primarily due to certain lines of Special K® bars and cracker-chips. However, Rice Krispies Treats® grew share during the first half of the year.

Cookies posted a decline in consumption and share for the quarter. However, Keebler Fudge Shoppe maintained consumption and share growth during the first half of the year.

Savory snacks posted a decline in shipments and share during the year-to-date period partially mitigated by favorable price/mix.

As reported operating profit declined 114.5% due to increased Project K restructuring charges in the current year and sales performance. Currency-neutral comparable operating profit decreased 14.0% after excluding the impact of restructuring charges.

U.S. Specialty
As reported and Currency-neutral comparable net sales improved 3.7% as a result of higher volume and improved pricing/mix aided by innovation and expansion in core and emerging growth channels.

As reported operating profit increased 13.7% due to the higher net sales, savings from Project K and ZBB initiatives, and lower restructuring charges. Currency-neutral comparable operating profit increased 11.6% after excluding the impact of restructuring charges.

North America Other
This segment is composed of our U.S. Frozen Foods, Kashi, and Canada businesses. As reported net sales declined 4.3% due to decreased volume and foreign currency partially offset by acquisitions. Currency-neutral comparable net sales declined 4.4% after excluding the impact of acquisitions and foreign currency.

The U.S. Frozen business posted slightly lower As reported net sales due to lower volume. Eggo® grew share and consumption during the year-to-date period, benefiting from the removal of artificial ingredients and the launch of kid-loved shapes, with Mickey Mouse-shaped waffles leading the way. Our frozen veggie business, under the Morningstar Farms® and Gardenburger® brands, returned to growth in the second quarter as our renovated product lines are on the shelf and supported by a solid commercial plan.

In Canada, shipments decreased during the period due to lower volume and foreign currency partially offset by favorable pricing/mix. We are seeing the impacts of our efforts to improve price realization due to transactional foreign exchange pressure and we have started to lap our pricing action in the second quarter.

Kashi posted lower shipments during the period on lower volume due to last year's exiting of non-core or less profitable SKUs, promotions, or categories. Our cereal business grew consumption and share. We also saw improved trends for the wholesome snacks business, as recent innovations and media are starting to take hold.

As Reported operating profit increased 17.7% due to lower restructuring charges in addition to Project K and ZBB savings partially offset by lower net sales and foreign currency. Currency-neutral comparable operating profit increased 13.4% after excluding the impact of restructuring charges and translational foreign currency.

Europe
As Reported net sales declined 12.1% due to unfavorable foreign currency and lower volume partially offset by the favorable impact of pricing/mix and acquisitions. Currency-neutral comparable net sales declined 7.6% after excluding the impact of foreign currency and acquisitions.

Pringles volume was lower due primarily to prolonged negotiations with our customers as we sought to price behind our food and packaging upgrades. These negotiations were resolved by April but caused us to miss out on several second quarter merchandising programs.

Cereal shipments declined on lower volume and foreign currency. However, the U.K. cereal business realized sequential improvement as consumption was down significantly less in the second quarter.

As reported operating profit increased 3.3% due to lower restructuring charges as well as incremental Project K savings partially mitigated by foreign currency. Currency-neutral comparable operating profit declined 3.5% after excluding the impact of restructuring charges, prior year integration costs, acquisitions and foreign currency.

Latin America
As Reported net sales improved 15.3% due to increased volume as a result of the Parati acquisition and the impact of favorable pricing/mix. This was partially offset by lower volume in the base business and the unfavorable impact of foreign currency. Currency-neutral comparable net sales declined 2.5% after excluding the impact of acquisitions, prior year Venezuela results, and foreign currency.

The integration of Parati, our acquisition in Brazil, continues to progress well, as the business posted solid growth.
Offsetting the impact of Parati, volume of the base business was adversely impacted by softness related to market conditions and distributor transitions in the Caribbean/Central America sub-region.

Across the region, we sustained strong momentum in Pringles, including gains in Chile, Argentina, Mexico, Colombia and Brazil.

As Reported operating profit increased 36.7%, primarily due to the impact of the Parati acquisition, which more than offset the impact of foreign currency.  Currency-neutral comparable operating profit increased 1.5% after excluding the impact of restructuring costs, acquisitions, prior year Venezuela remeasurement and foreign currency.

Asia Pacific
As Reported net sales improved 5.7% due to favorable foreign currency and pricing/mix as well as a slight increase in volume. Currency-neutral comparable net sales increased 2.5%, after excluding the impact of foreign currency.

Shipments increased in Australia, our largest market in the region, due primarily to innovation and renovation. In Asia, we generated broad-based growth, where Korea, India, and Southeast Asia all posted higher shipments.

Across the region, our Pringles business posted high single-digit growth.

Outside of our reported results, our joint ventures in West Africa and China continued to perform extremely well. Growth was driven by strong noodles volume in West Africa and e-commerce sales in China.

As reported operating profit increased 43.0% due to higher net sales, lower restructuring charges, and brand-building efficiencies. Currency-neutral comparable operating profit improved 31.3% after excluding the impact of restructuring, prior year integration costs and foreign currency.

Corporate
As Reported operating profit improved $9 million due primarily to lower pension and postretirement benefit costs. Currency-neutral comparable operating profit improved $23 million after excluding the impact of mark-to-market, restructuring charges, and foreign currency.

Margin performance
Margin performance for the quarter and year-to-date periods of 2017 versus 2016 is as follows:

Quarter	2017	2016	Change vs. prior year (pts.)
Reported gross margin (a)	39.7%	38.9%	0.8
Mark-to-market (COGS)	0.3	0.5	(0.2)
Project K and cost reduction activities (COGS)	(0.7)	(1.0)	0.3
Acquisitions (COGS)	0.1	—	0.1
Venezuela operations impact (COGS)	—	(0.1)	0.1
Venezuela remeasurement (COGS)	—	(0.2)	0.2
Comparable gross margin	40.0%	39.7%	0.3
Foreign currency impact	—		—
Currency-neutral comparable gross margin	40.0%		0.3
Reported SG&A%	(25.5)%	(25.1)%	(0.4)
Mark-to-market (SG&A)	(0.1)	0.1	(0.2)
Project K and cost reduction activities (SG&A)	(2.3)	(1.2)	(1.1)
Acquisitions (SG&A)	(0.3)	—	(0.3)
Venezuela operations impact (SG&A)	—	0.1	(0.1)
Comparable SG&A%	(22.8)%	(24.1)%	1.3
Foreign currency impact	—		—
Currency-neutral comparable SG&A%	(22.8)%		1.3
Reported operating margin	14.2%	13.8%	0.4
Mark-to-market	0.2	0.6	(0.4)
Project K and cost reduction activities	(3.0)	(2.2)	(0.8)
Acquisitions	(0.2)	—	(0.2)
Venezuela remeasurement	—	(0.2)	0.2
Comparable operating margin	17.2%	15.6%	1.6
Foreign currency impact	—		—
Currency-neutral comparable operating margin	17.2%		1.6
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

Reported gross margin for the quarter was favorable 80 basis points driven by good productivity and cost-savings under Project K and ZBB, favorable net input costs as well as the benefit of acquisitions, lower restructuring costs, Venezuela prior year operations, and Venezuela remeasurement. This was partially offset by the impact of mark-to-market accounting for pension, commodities and foreign currency contracts. Currency-neutral comparable gross margin improved 30 basis points after eliminating the impact of mark-to-market, restructuring, acquisitions, Venezuela remeasurement, and Venezuela prior year operations.

Reported SG&A% for the quarter was unfavorable 40 basis points due primarily to increased Project K restructuring charges associated with our Direct Store Delivery (DSD) exit. The impact of restructuring charges was partially mitigated by overhead savings realized from Project K and ZBB and the impact to brand-building investment from ZBB efficiencies. Currency-neutral comparable SG&A% was favorable 130 basis points after excluding the impact of restructuring, mark-to-market, acquisitions, and prior year Venezuela operations.

Reported operating margin for the quarter was favorable 40 basis points due primarily to COGS and SG&A savings realized from Project K and ZBB initiatives partially offset by higher restructuring charges. Currency-neutral comparable operating margin was favorable 160 basis points after excluding the year-over-year impact of restructuring, mark-to-market, acquisitions, and Venezuela remeasurement.

Year-to-date	2017	2016	Change vs. prior year (pts.)
Reported gross margin (a)	38.3%	37.7%	0.6
Mark-to-market (COGS)	(0.4)	(0.2)	(0.2)
Project K and cost reduction activities (COGS)	(0.5)	(0.8)	0.3
Acquisitions (COGS)	0.1	—	0.1
Venezuela remeasurement (COGS)	—	(0.2)	0.2
Comparable gross margin	39.1%	38.9%	0.2
Foreign currency impact	—		—
Currency-neutral comparable gross margin	39.1%		0.2
Reported SG&A%	(25.7)%	(24.4)%	(1.3)
Mark-to-market (SG&A)	0.2	0.1	0.1
Project K and cost reduction activities (SG&A)	(3.2)	(1.1)	(2.1)
Integration and transaction costs (SG&A)	(0.1)	—	(0.1)
Acquisitions (SG&A)	(0.2)	—	(0.2)
Venezuela operations impact (SG&A)	—	0.1	(0.1)
Comparable SG&A%	(22.4)%	(23.5)%	1.1
Foreign currency impact	—		—
Currency-neutral comparable SG&A%	(22.4)%		1.1
Reported operating margin	12.6%	13.3%	(0.7)
Mark-to-market	(0.2)	(0.1)	(0.1)
Project K and cost reduction activities	(3.7)	(1.9)	(1.8)
Integration and transaction costs	(0.1)	—	(0.1)
Acquisitions	(0.1)	—	(0.1)
Venezuela operations impact	—	0.1	(0.1)
Venezuela remeasurement	—	(0.2)	0.2
Comparable operating margin	16.7%	15.4%	1.3
Foreign currency impact	—		—
Currency-neutral comparable operating margin	16.7%		1.3
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

Reported gross margin for the year-to-date period was favorable 60 basis points driven by good productivity and cost-savings under Project K and ZBB, favorable net input costs, lower restructuring costs as well as the year-over-year benefit of acquisitions and Venezuela remeasurement. This was partially offset by the impact of mark-to-market accounting for pension plans, commodities and foreign currency contracts. Currency-neutral comparable gross margin improved 20 basis points after eliminating the impact of mark-to-market, restructuring, acquisitions, Venezuela remeasurement, and foreign currency.

Reported SG&A% for the quarter was unfavorable 130 basis points due to increased Project K restructuring charges associated with our Direct Store Delivery (DSD) exit. The impact of restructuring charges was partially mitigated by overhead savings realized from Project K and ZBB, the impact to brand-building investment from ZBB efficiencies, and mark-to-market. Currency-neutral comparable SG&A% was favorable 110 basis points after excluding the impact of restructuring, mark-to-market, integration costs, acquisitions, prior year Venezuela operations, and foreign currency.

Reported operating margin for the quarter was unfavorable 70 basis points primarily due to increased Project K restructuring charges. These impacts were partially offset by the favorable impact to COGS and SG&A expense realized from Project K and ZBB initiatives. Currency-neutral comparable operating margin was favorable 130 basis points after excluding the year-over-year impact of restructuring, mark-to-market, integration costs, acquisitions, Venezuela remeasurement, prior year Venezuela operations, and foreign currency.

Our currency-neutral comparable gross profit, currency-neutral comparable SG&A, and currency-neutral comparable operating profit measures are reconciled to the directly comparable GAAP measures as follows:

	Quarter ended		Year-to-date period ended
(dollars in millions)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Reported gross profit (a)	$1,265	$1,270	$2,469	$2,515
Mark-to-market (COGS)	8	16	(21)	(9)
Project K and cost reduction activities (COGS)	(20)	(36)	(35)	(54)
Integration and transaction costs (COGS)	—	—	—	(1)
Acquisitions (COGS)	21	—	43	—
Venezuela operations impact (COGS)	—	2	—	7
Venezuela remeasurement (COGS)	—	(7)	—	(12)
Comparable gross profit	$1,256	$1,295	$2,482	$2,584
Foreign currency impact	(7)		(20)
Currency-neutral comparable gross profit	$1,263		$2,502
Reported SG&A	$812	$821	$1,656	$1,628
Mark-to-market (SG&A)	1	(4)	(7)	(5)
Project K and cost reduction activities (SG&A)	76	36	203	70
Integration and transaction costs (SG&A)	—	—	1	—
Acquisitions (SG&A)	17	—	33	—
Venezuela operations impact (SGA)	—	2	—	2
Venezuela remeasurement (SG&A)	—	—	—	1
Comparable SG&A	$718	$787	$1,426	$1,560
Foreign currency impact	(1)		(5)
Currency-neutral comparable SG&A	$719		$1,431
Reported operating profit	$453	$449	$813	$887
Mark-to-market	7	20	(14)	(4)
Project K and cost reduction activities	(96)	(72)	(238)	(124)
Integration and transaction costs	—	—	(1)	(1)
Acquisitions	4	—	10	—
Venezuela operations impact	—	—	—	5
Venezuela remeasurement	—	(7)	—	(13)
Comparable operating profit	$538	$508	$1,056	$1,024
Foreign currency impact	(6)		(15)
Currency-neutral comparable operating profit	$544		$1,071
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

Project K
In February 2017, the Company announced an expansion and an extension to its previously-announced global efficiency and effectiveness program (“Project K”), to reflect additional and changed initiatives. Project K is expected to continue generating a significant amount of savings that may be invested in key strategic areas of focus for the business to drive future growth or utilized to achieve our 2018 Margin Expansion target.
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
In support of the ZBB initiative, we incurred pre-tax charges of approximately $1 million and $17 million during the year-to-date periods ended July 1, 2017 and July 2, 2016, respectively. Total charges of $38 million have been recognized since the inception of the ZBB program. We anticipate that ZBB will result in total cumulative pre-tax charges of approximately $40 million through 2017 which will consist primarily of the design and implementation of business capabilities.

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

Interest expense
For the year-to-date periods ended July 1, 2017 and July 2, 2016, interest expense was $124 million and $285 million, respectively. Prior year interest expense includes $153 million charge to redeem $475 million of 7.45% U.S. Dollar Debentures due 2031. The charge consisted primarily of a premium on the tender offer and also including accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees.

For the full year 2017, we expect gross interest expense to be approximately $250 million. Full year interest expense for 2016 was $406 million, including $153 million related to the tender offer.

Income taxes
Our reported effective tax rate for the quarters ended July 1, 2017 and July 2, 2016 was 26% and 27%, respectively. The reported effective tax rate for the year-to-date periods ended July 1, 2017 and July 2, 2016 was 21% and 25%, respectively.

For the year-to-date period ended July 1, 2017, the effective tax rate benefited from a deferred tax benefit of $38 million resulting from the intercompany transfer of intellectual property. The effective tax rate for the quarter and year-to-date periods ended July 2, 2016, benefited from excess tax benefits from share-based compensation and the completion of certain tax examinations.

The comparable effective tax rate for the quarters ended July 1, 2017 and July 2, 2016 was 28%. The comparable effective tax rate for the year-to-date periods ended July 1, 2017 and July 2, 2016 was 24% and 26%, respectively. Refer to Note 10 within Notes to Consolidated Financial Statements for further information.

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

The following table provides a reconciliation of as reported to comparable income taxes and effective tax rate for the quarter and year-to-date periods ended July 1, 2017 and July 2, 2016.

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Reported income taxes	$102	$106	$144	$153
Mark-to-market	3	7	(1)	2
Project K and cost reduction activities	(34)	(23)	(80)	(32)
Other costs impacting comparability	—	—	—	(54)
Venezuela operations impact	—	—	—	1
Venezuela remeasurement	—	—	—	—
Comparable income taxes	$133	$122	$225	$236
Reported effective income tax rate	26.4%	27.4%	20.9%	25.2%
Mark-to-market	0.1%	0.5%	0.2%	0.5%
Project K and cost reduction activities	(1.9)%	(1.0)%	(3.3)%	(0.2)%
Other costs impacting comparability	—%	—%	—%	(1.7)%
Venezuela operations impact	—%	—%	—%	(0.1)%
Venezuela remeasurement	—%	0.3%	—%	0.3%
Comparable effective income tax rate	28.2%	27.6%	24.0%	26.4%

2017 full year guidance
Reported effective income tax rate		*
Mark-to-market		*
Project K and cost reduction activities		(2)%
Integration costs		*
Comparable effective income tax rate	Approx.	26-27%
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

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  In addition, we have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments.  These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.5 billion and $1.9 billion as of July 1, 2017 and July 2, 2016, respectively.

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

The following table sets forth a summary of our cash flows:

	Year-to-date Period ended
(millions)	July 1, 2017	July 2, 2016
Net cash provided by (used in):
Operating activities	$654	$648
Investing activities	(262)	(250)
Financing activities	(372)	(94)
Effect of exchange rates on cash and cash equivalents	34	(24)
Net increase (decrease) in cash and cash equivalents	$54	$280
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the year-to-date period ended July 1, 2017, totaled $654 million, an increase of $6 million over the same period in 2016. Pre-tax cash costs totaling $144 million in the first half of 2016 related to the $475 million redemption of our 7.45% U.S. Dollar Debentures due 2031 and $59 million cash settlement of forward starting swaps were offset by $120 million increase in tax cash payments during the first half of 2017 as well as a lower year-over-year cash flow impact from the supplier financing initiative.
After-tax Project K cash payments were $95 million and $82 million for the year-to-date periods ended July 1, 2017 and July 2, 2016, respectively.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately zero days and 7 days for the 12 month periods ended July 1, 2017 and July 2, 2016, respectively. Compared with the 12 month period ended July 2, 2016, the 2017 cash conversion cycle was positively impacted by an increase in the days of trade payables outstanding attributable to a supplier financing initiative.
Our pension and other postretirement benefit plan contributions amounted to $28 million and $23 million for the year-to-date periods ended July 1, 2017 and July 2, 2016, respectively. For the full year 2017, we currently expect that our contributions to pension and other postretirement plans will total approximately $42 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.
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

	Quarter ended
(millions)	July 1, 2017	July 2, 2016	Approximate 2017 full year guidance
Net cash provided by operating activities	$654	$648	$1,600-$1,700
Additions to properties	(268)	(249)	(500)
Cash flow	$386	$399	$1,100-$1,200
Investing activities
Our net cash used in investing activities totaled $262 million for the year-to-date period ended July 1, 2017 compared to $250 million in the same period of 2016. The increase was primarily due to higher current year capital expenditures and and a purchase price adjustment on our investment in Multipro resulting in a refund of $28 million during the second quarter of 2016 mitigated by an $18 million acquisition during the first quarter of 2016.
Financing activities
Our net cash used in financing activities for the year-to-date period ended July 1, 2017 totaled $372 million compared to $94 million in the same period of 2016.

In May 2017, we issued €600 million of five-year 0.80% Euro Notes due 2022 and repaid our 1.75% fixed rate $400 million U.S. Dollar Notes due 2017 at maturity. Additionally, we repaid our 2.05% fixed rate Cdn. $300 million Canadian Dollar Notes at maturity.

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

In December 2015, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares beginning in 2016 through December 2017. Total purchases for the year-to-date period ended July 1, 2017, were 6 million shares for $435 million, of which $390 million was paid during the year-to-date period and $45 million was payable at July 1, 2017. Total purchases for the year-to-date period ended July 2, 2016, were 5 million shares for $386 million.

We paid cash dividends of $363 million in the year-to-date period ended July 1, 2017, compared to $351 million during the same period in 2016. The increase in dividends paid reflects our third quarter 2016 increase in the quarterly dividend to $.52 per common share from the previous $.50 per common share. In July 2017, the board of directors declared a dividend of $.54 per common share, payable on September 15, 2017 to shareholders of record at the close of business on September 1, 2017.  The dividend is broadly in line with our current plan to maintain our long-term dividend pay-out of approximately 50% of comparable net income.

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

During the first half of 2016, we executed a discrete customer program to extend customer payment terms in exchange for the elimination of the discount we had offered for early payment.  In order to mitigate the net working capital impact of the extended payment terms, we entered into an agreement to sell, on a revolving basis, certain trade accounts receivable balances of the customer to a third party financial institution. The agreement is intended to directly offset the impact that extended customer payment terms would have on our days-sales-outstanding (DSO) metric that is critical to the effective management of our accounts receivable balance and our overall working capital.  Consequently, we realize no negative effect on our net income or cash flow associated with the extended customer payment terms. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet.  The agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party to the agreement; however the maximum funding from receivables that may be sold at any time is currently $700 million, but may be increased as additional financial institutions are added to the agreement.  We currently estimate that the amount of these receivables held at any time by the financial institution(s) will be approximately $550 to $650 million.  During the year-to-date period ended July 1, 2017, approximately $1.1 billion of accounts receivable have been sold via this arrangement. Accounts receivable sold of $655 million remained outstanding under this arrangement as of July 1, 2017.

In addition to the discrete customer program above, in July 2016 we established an accounts receivable securitization program for certain customers which allows for extended customer payment terms in exchange for the elimination of the discount we had offered for early payment.  In order to mitigate the net working capital impact of the extended payment terms, we entered into an agreement with a financial institution to sell these receivables resulting in the receivables being de-recognized from our consolidated balance sheet.  The agreement is intended to directly offset the impact that extended customer payment terms would have on our days-sales-outstanding (DSO) metric that is critical to the effective management of our accounts receivable balance and our overall working capital.  Consequently, we realize no negative effect on our net income or cash flow associated with the extended customer payment terms. The maximum funding from receivables that may be sold at any time is currently $600 million, but may be increased as additional financial institutions are added to the agreement. We currently estimate that the amount of these receivables held at any time by the financial institution(s) will be up to approximately $1 billion.  During the year-to-date period ended July 1, 2017, $1.3 billion of accounts receivable have been sold through this program. As of July 1, 2017, approximately $443 million of accounts receivable sold under the securitization program remained outstanding, for which we received cash of approximately $404 million and a deferred purchase price asset of approximately $39 million.
Refer to Note 2 within Notes to Consolidated Financial Statements for further information related to the sale of accounts receivable.

Accounting standards to be adopted in future periods
In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We will adopt the ASU in the first quarter of 2018. If we had adopted the ASU in the first quarter of 2017, on an as reported basis, the impact to our Corporate segment would have been an increase to COGS and SG&A of $70 million and $54 million, respectively, with an offsetting decrease to other income (expense), net (OIE) of $124 million in the year-to-date period ended July 1, 2017. For the year-to-date period ended July 2, 2016, the impact to our Corporate segment would have been an increase to COGS and SG&A of $38 million and $42 million, respectively, with an offsetting decrease to OIE of $80 million. Adoption will have no impact on net income or cash flow. The impact to the Consolidated Balance Sheet at July 1, 2017 and July 2, 2016 would have been insignificant.

On a comparable basis, the impact would have been an increase to COGS and SG&A of $79 million and $47 million, respectively, with an offsetting decrease to OIE of $126 million in the year-to-date period ended July 1, 2017, and an increase to COGS and SG&A of $72 million and $42 million, respectively, with a decrease to OIE of $114 million in the year-to-date period ended July 2, 2016. On a comparable basis for the year ended December 31, 2016, the impact would have been an increase to COGS and SG&A of $144 million and $83 million, respectively, with an offsetting decrease to OIE of $227 million.

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

In August 2016, the FASB issued an ASU to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.   The amendments in this ASU should be applied retrospectively.  We will adopt the new ASU in the first quarter of 2018. If we had adopted the ASU in the first quarter of 2017, cash flow from operations would have decreased $24 million and cash flow from investing activities would have increased $24 million for the year-to-date period ended July 1, 2017.

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

Future outlook
We affirm our guidance for currency-neutral comparable net sales, operating profit and earnings per share, as well as for cash flow, as strong productivity performance offsets a softened outlook for currency neutral comparable net sales. The company affirms its guidance for about 3% decline in currency-neutral comparable net sales in 2017. This figure includes the expected (1%) impact from the U.S. Snacks transition to warehouse distribution from DSD, an estimate that has not changed.

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

Guidance is also affirmed for earnings per share on a currency-neutral comparable basis. Specifically, we expect to generate growth of 8-10% off a 2016 base that excludes after-tax $0.02 from deconsolidated Venezuela results, to $4.03-$4.09. The growth should be driven by the aforementioned 7-9% growth in operating profit, with roughly 1% of additional leverage from modestly lower shares outstanding and other items, which slightly more than offsets a higher effective tax rate and flat interest expense. This earnings per share guidance excludes currency translation impact, which we now believe may come in at roughly half of our previous forecast of after-tax ($0.12) per share, owing to the year-to-date weakening of the U.S. dollar against certain currencies. Including this impact, comparable-basis earnings per share are expected to be $3.97-4.03.

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

Reconciliation of Non-GAAP amounts - 2017 Full Year Guidance*
	Net sales	Operating profit	EPS
Currency-Neutral Comparable Guidance	Approx. (3.0%)	7.0% - 9.0%	$4.03 - $4.09
Foreign currency impact	(1.3%)	(1.6%)	Approx. ($.06)
Comparable Guidance	Approx. (4.3%)	5.4% - 7.4%	$3.97 - $4.03

Impact of certain items excluded from Non-GAAP guidance:
Project K and cost reduction activities (pre-tax)	-	(2.8%) - (6.3%)	($1.28) - ($1.14)
Integration costs (pre-tax)	-	0.3%	($.03) - ($.02)
Acquisitions/dispositions (pre-tax)	1.4%	1.0%	$.08
Income tax benefit applicable to adjustments, net**			$.37 - $.33
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

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
Approximate
(millions)	Full Year 2017
Net cash provided by (used in) operating activities	$1,600 - $1,700
Additions to properties	($500)
Cash Flow	$1,100 - $1,200

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
Refer to disclosures contained within Item 7A of our 2016 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of July 1, 2017.
During 2017, we entered into forward starting interest swaps with notional amounts totaling €300 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate Euro debt to be used for general corporate purposes. These swaps were designated as cash flow hedges. The Euro forward starting interest rate swaps were settled during the quarter ended July 1, 2017 upon issuance of fixed rate Euro debt. A resulting aggregate gain of $1 million was recorded in accumulated other comprehensive income (loss) and will be amortized as interest expense over the life of the related fixed rate debt. Refer to Note 7 within Notes to Consolidated Financial Statements for further information related to the fixed rate debt issuance.

During the quarter ended July 1, 2017, we entered into interest rate swaps with notional amounts totaling approximately €600 million that are designated as fair value hedges of certain Euro debt. Additionally during the year-to-date period ended July 1, 2017 we settled interest rate swaps with notional amounts totaling approximately $700 million which were previously designated as fair value hedges of certain U.S. Dollar Notes.
We recorded an aggregate loss of $14 million related to the settled swaps that will be amortized as interest expense over the life of the related fixed rate debt. Refer to Note 7 within Notes to Consolidated financial Statements.

We have interest rate swaps with notional amounts totaling $2.2 billion outstanding at July 1, 2017 and December 31, 2016, representing a settlement obligation of $46 million and $64 million, respectively. The interest rate swaps are designated as fair value hedges of certain U.S. Dollar and Euro debt. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $26 million and $17 million at July 1, 2017 and December 31, 2016, respectively.

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
As of July 1, 2017, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Kellogg’s Project K initiative which includes the reorganization and relocation of certain financial, information technology, and logistics and distribution processes; internal to the organization was initiated in 2014. This initiative is expected to continue through 2018 and will continue to impact the design of our control framework. During efforts associated with Project K, we have implemented additional controls to monitor and maintain appropriate internal controls over financial reporting. There were no other changes during the quarter ended July 1, 2017, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
4/02/2017 - 4/29/2017	—	$—	—	$949
Month #2:
4/30/2017 - 5/27/2017	2.3	$70.79	2.3	$789
Month #3:
5/28/2017 - 7/01/2017	2.1	$70.67	2.1	$639
Total	4.4	$70.73	4.4
In December 2015, our board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $1.5 billion beginning in January 2016 through December 2017. This authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. During the second quarter of 2017, the Company repurchased 4.4 million shares for a total of $310 million, of which $265 million was paid during the quarter and $45 million was payable at July 1, 2017.

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

Date: August 4, 2017

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