Form 10-Q
period 2017-09-30
KELLOGG CO
filed 2017-11-03
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Yes  ☐    No  ☒
Common Stock outstanding as of October 28, 2017 — 345,472,588 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	September 30, 2017 (unaudited)	December 31, 2016 *
Current assets
Cash and cash equivalents	$267	$280
Accounts receivable, net	1,512	1,231
Inventories:
Raw materials and supplies	327	315
Finished goods and materials in process	868	923
Other prepaid assets	198	191
Total current assets	3,172	2,940
Property, net of accumulated depreciation of $5,636 and $5,280	3,629	3,569
Investments in unconsolidated entities	432	438
Goodwill	5,135	5,166
Other intangibles, net of accumulated amortization of $62 and $54	2,442	2,369
Other assets	831	629
Total assets	$15,641	$15,111
Current liabilities
Current maturities of long-term debt	$410	$631
Notes payable	572	438
Accounts payable	2,140	2,014
Accrued advertising and promotion	552	436
Accrued income taxes	38	47
Accrued salaries and wages	277	318
Other current liabilities	658	590
Total current liabilities	4,647	4,474
Long-term debt	7,216	6,698
Deferred income taxes	411	525
Pension liability	933	1,024
Other liabilities	491	464
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	851	806
Retained earnings	6,862	6,571
Treasury stock, at cost	(4,425)	(3,997)
Accumulated other comprehensive income (loss)	(1,466)	(1,575)
Total Kellogg Company equity	1,927	1,910
Noncontrolling interests	16	16
Total equity	1,943	1,926
Total liabilities and equity	$15,641	$15,111
* Condensed from audited financial statements.

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$3,273	$3,254	$9,714	$9,917
Cost of goods sold	2,041	1,990	6,013	6,138
Selling, general and administrative expense	768	854	2,424	2,482
Operating profit	464	410	1,277	1,297
Interest expense	64	58	188	343
Other income (expense), net	(2)	3	(5)	7
Income before income taxes	398	355	1,084	961
Income taxes	104	62	248	215
Earnings (loss) from unconsolidated entities	3	(1)	5	1
Net Income	$297	$292	$841	$747
Per share amounts:
Basic earnings	$0.86	$0.83	$2.41	$2.13
Diluted earnings	$0.85	$0.82	$2.39	$2.11
Dividends	$0.54	$0.52	$1.58	$1.52
Average shares outstanding:
Basic	345	350	348	350
Diluted	348	354	351	354
Actual shares outstanding at period end			345	351
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended September 30, 2017			Year-to-date period ended September 30, 2017
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$297			$841
Other comprehensive income (loss):
Foreign currency translation adjustments	(6)	33	27	4	99	103
Cash flow hedges:
Reclassification to net income	3	(1)	2	7	(2)	5
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	—	—	—	1	—	1
Other comprehensive income (loss)	$(3)	$32	$29	$12	$97	$109
Comprehensive income			$326			$950

	Quarter ended October 1, 2016			Year-to-date period ended October 1, 2016
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$292			$747
Other comprehensive income (loss):
Foreign currency translation adjustments	(20)	7	(13)	(123)	20	(103)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	3	(1)	2	(57)	23	(34)
Reclassification to net income	—	(1)	(1)	8	(4)	4
Postretirement and postemployment benefits:
Amount arising during the period:
Prior service cost	—	—	—	(1)	—	(1)
Reclassification to net income:
Net experience loss	1	—	1	3	—	3
Prior service cost	1	(1)	—	3	(1)	2
Other comprehensive income (loss)	$(15)	$4	$(11)	$(167)	$38	$(129)
Comprehensive income			$281			$618
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, January 2, 2016	420	$105	$745	$6,597	70	$(3,943)	$(1,376)	$2,128	$10	$2,138
Common stock repurchases					6	(426)		(426)		(426)
Net income				694				694	1	695
Acquisition of noncontrolling interest								—	5	5
Dividends				(716)				(716)		(716)
Other comprehensive loss							(199)	(199)	—	(199)
Stock compensation			63					63		63
Stock options exercised and other			(2)	(4)	(7)	372		366		366
Balance, December 31, 2016	420	$105	$806	$6,571	69	$(3,997)	$(1,575)	$1,910	$16	$1,926
Common stock repurchases					7	(516)		(516)		(516)
Net income				841				841		841
Dividends				(550)				(550)		(550)
Other comprehensive income							109	109	—	109
Stock compensation			53					53		53
Stock options exercised and other			(8)	—	(1)	88		80		80
Balance, September 30, 2017	420	$105	$851	$6,862	75	$(4,425)	$(1,466)	$1,927	$16	$1,943
Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	September 30, 2017	October 1, 2016
Operating activities
Net income	$841	$747
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	366	357
Postretirement benefit plan expense (benefit)	(191)	(53)
Deferred income taxes	(20)	(26)
Stock compensation	53	45
Other	32	(3)
Postretirement benefit plan contributions	(33)	(29)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(223)	(208)
Inventories	78	25
Accounts payable	135	139
Accrued income taxes	(10)	10
Accrued interest expense	43	53
Accrued and prepaid advertising and promotion	83	66
Accrued salaries and wages	(50)	(45)
All other current assets and liabilities, net	17	(57)
Net cash provided by (used in) operating activities	1,121	1,021
Investing activities
Additions to properties	(374)	(376)
Acquisitions, net of cash acquired	4	(21)
Investments in unconsolidated entities, net proceeds	14	27
Other	(7)	(11)
Net cash provided by (used in) investing activities	(363)	(381)
Financing activities
Net issuances (reductions) of notes payable	134	(749)
Issuances of long-term debt	656	2,061
Reductions of long-term debt	(626)	(1,230)
Net issuances of common stock	87	356
Common stock repurchases	(516)	(426)
Cash dividends	(550)	(533)
Net cash provided by (used in) financing activities	(815)	(521)
Effect of exchange rate changes on cash and cash equivalents	44	(24)
Increase (decrease) in cash and cash equivalents	(13)	95
Cash and cash equivalents at beginning of period	280	251
Cash and cash equivalents at end of period	$267	$346

Supplemental cash flow disclosures
Interest paid	$149	$294
Income taxes paid	$279	$225

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$85	$87

Refer to Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended September 30, 2017 (unaudited)
Note 1 Accounting policies

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

The condensed balance sheet information at December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended September 30, 2017 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with certain third parties to provide accounts payable tracking systems which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into these agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under these arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of September 30, 2017, $798 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $582 million of those payment obligations to participating financial institutions. As of December 31, 2016, $677 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $507 million of those payment obligations to participating financial institutions.

New accounting standards
Income Taxes. In October 2016, the FASB, as part of their simplification initiative, issued an Accounting Standard Update (ASU) to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Current Generally Accepted Accounting Principles (GAAP) prohibit recognition of current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments in the ASU eliminate the exception, such that entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the period of adoption.  The Company early adopted the ASU in the first quarter of 2017. As a result of intercompany transfers of intellectual property, the Company recorded reductions totaling $39 million to income tax expense in the year-to-date period ended September 30, 2017. Upon adoption, there was no cumulative effect adjustment to retained earnings.

Accounting standards to be adopted in future periods
Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued an ASU intended to simplify hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. The new guidance is effective on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The Company is currently assessing the impact and timing of adoption of this ASU.

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

Statement of Cash Flows. In August 2016, the FASB issued an ASU to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.   The amendments in this ASU should be applied retrospectively.  The Company will adopt the new ASU in the first quarter of 2018. If the Company adopted the ASU in the first quarter of 2017, cash flow from operations would have decreased $45 million and cash flow from investing activities would have increased $45 million for the year-to-date period ended September 30, 2017.

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

Recognition and measurement of financial assets and liabilities. In January 2016, the FASB issued an ASU which which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and which updates certain presentation and disclosure requirements. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. Entities should apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company will adopt the updated standard in the first quarter of 2018. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

Revenue from contracts with customers. In May 2014, the FASB issued an ASU, as amended, which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. Based upon the Company's preliminary assessment, the impact of adoption is not expected to be material, and is limited to timing and classification differences as well as disaggregated revenue disclosures. The Company will adopt the updated standard in the first quarter of 2018, using a modified retrospective transition method.

Note 2 Sale of accounts receivable

In 2016, the Company entered into a Receivable Sales Agreement and a separate U.S. accounts receivable securitization program (the "securitization program"), both described below, which primarily enable the Company to extend payment terms for participating customers in exchange for elimination of the discount the Company offered for early payment. The agreements are intended to directly offset the impact that extended customer payment terms would have on the days-sales-outstanding (DSO) metric that is critical to the effective management of the Company's accounts receivable balance and overall working capital. See further discussion in the Liquidity and capital resources section of MD&A.

In March 2016, the Company entered into a Receivable Sales Agreement to sell, on a revolving basis, certain trade accounts receivable balances to a third party financial institution. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Receivable Sales Agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is $800 million (increased from $700 million as of July 1, 2017).  During the year-to-date periods ended September 30, 2017 and October 1, 2016 approximately $1.7 billion and $1.0 billion, respectively, of accounts receivable have been sold via this arrangement. Accounts receivable sold of $629 million and $562 million remained outstanding under this arrangement as of September 30, 2017 and December 31, 2016, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded loss on sale of receivables was $3 million and $8 million for the quarter and year-to-date period ended September 30, 2017, respectively, and was $1 million and $3 million for the quarter and year-to-date period ended October 1, 2016, respectively. The recorded loss is included in Other income and expense.

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

During the year-to-date periods ended September 30, 2017 and October 1, 2016, respectively, approximately $2.0 billion and $341 million of accounts receivable were sold via the accounts receivable securitization program. As of September 30, 2017, approximately $480 million of accounts receivable sold to Kellogg Funding under the securitization program remained outstanding, for which the Company received net cash proceeds of approximately $433 million and a deferred purchase price asset of approximately $47 million. As of December 31, 2016, approximately $292 million of accounts receivable sold to Kellogg Funding under the securitization program remained outstanding, for which the Company received net cash proceeds of approximately $255 million and a deferred purchase price asset of approximately $37 million. The portion of the purchase price for the receivables which is not paid in cash by the financial institutions is a deferred purchase price asset, which is paid to Kellogg Funding as payments on the receivables are collected from customers. The deferred purchase price asset represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price asset is included in Other prepaid assets on the Consolidated Balance Sheet. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded loss on sale of receivables was $1 million and $4 million for the quarter and year-to-date periods ended September 30, 2017, respectively and was not material for the 2016 periods. The recorded loss is included in Other income and expense.

The Company has no retained interests in the receivables sold under the programs above. The Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of September 30, 2017 and December 31, 2016 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. During the year-to-date periods ended September 30, 2017 and October 1, 2016, respectively, $145 million and $33 million of accounts receivable have been sold via these programs. Accounts receivable sold of $45 million and $124 million remained outstanding under these programs as of September 30, 2017 and December 31, 2016, respectively. The recorded net loss on the sale of these receivables is included in Other income and expense and is not material.

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

In our Latin America reportable segment, for the quarter ended September 30, 2017 the acquisition added $48 million in net sales and $3 million of operating profit. For the year-to-date period ended September 30, 2017 the acquisition added $141 million in net sales and $15 million of operating profit.

The assets and liabilities of the Parati Group are included in the Consolidated Balance Sheet as of September 30, 2017 within the Latin America segment. The acquired assets and assumed liabilities include the following:

(millions)	December 1, 2016
Current assets	$44
Property	72
Goodwill	165
Intangible assets	148
Current liabilities	(48)
Non-current deferred tax liability and other	(6)
$375

During the year-to-date period ended September 30, 2017, the value of intangible assets subject to amortization increased $38 million and intangible assets not subject to amortization decreased $11 million with an offsetting $27 million adjustment to goodwill in conjunction with an updated allocation of the purchase price.

A portion of the acquisition price aggregating $67 million was placed in escrow in favor of the seller for general representations and warranties, as well as pending resolution of certain contingencies arising from the business prior to the acquisition. During the quarter and year-to-date periods ended September 30, 2017, the Company recognized $3 million and $7 million, respectively, for certain pre-acquisition contingencies which are considered to be probable of being incurred, which increased goodwill.

During the quarter ended April 1, 2017, the Company finalized plans to merge the acquired and pre-existing Brazilian legal entities, which resulted in tax basis of the acquired intangible assets. Accordingly, deferred tax liabilities and goodwill were both reduced by $41 million during the first quarter of 2017. In addition, deferred tax liabilities related to basis differences were reduced by $15 million with a corresponding reduction in goodwill, for the quarter ended September 30, 2017.

The amounts in the above table represent the allocation of purchase price as of September 30, 2017 and represent the finalization of the appraisals for intangible assets and the Company's evaluation of pre-acquisition contingencies. The purchase price allocation remains subject to the Company’s finalization of the merger and the resulting income tax effects, which is expected to occur in November 2017. The goodwill from this acquisition is expected to be deductible for income tax purposes.

Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer lists, and indefinite-lived intangible assets, consisting of brands, are presented in the following tables:

Carrying amount of goodwill

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2016	$131	$3,568	$82	$457	$376	$328	$224	$5,166
Purchase price allocation adjustment	—	—	—	—	—	(79)	—	(79)
Purchase price adjustment	—	—	—	—	—	(4)	—	(4)
Currency translation adjustment	—	—	—	4	35	9	4	52
September 30, 2017	$131	$3,568	$82	$461	$411	$254	$228	$5,135

Intangible assets subject to amortization

Gross carrying amount
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2016	$8	$42	$—	$5	$40	$36	$10	$141
Purchase price allocation adjustment	—	—	—	—	—	39	—	39
Currency translation adjustment	—	—	—	—	3	2	—	5
September 30, 2017	$8	$42	$—	$5	$43	$77	$10	$185

Accumulated Amortization
December 31, 2016	$8	$19	$—	$4	$14	$6	$3	$54
Amortization	—	2	—	—	2	3	1	8
September 30, 2017	$8	$21	$—	$4	$16	$9	$4	$62

Intangible assets subject to amortization, net
December 31, 2016	$—	$23	$—	$1	$26	$30	$7	$87
Purchase price allocation adjustment	—	—	—	—	—	39	—	39
Currency translation adjustment	—	—	—	—	3	2	—	5
Amortization	—	(2)	—	—	(2)	(3)	(1)	(8)
September 30, 2017	$—	$21	$—	$1	$27	$68	$6	$123
For intangible assets in the preceding table, amortization was $8 million and $5 million for the year-to-date periods ended September 30, 2017 and October 1, 2016, respectively. The currently estimated aggregate annual amortization expense for full-year 2017 is approximately $11 million.
Intangible assets not subject to amortization

(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2016	$—	$1,625	$—	$176	$383	$98	$—	$2,282
Purchase price allocation adjustment	—	—	—	—	—	(11)	—	(11)
Currency translation adjustment	—	—	—	—	45	3	—	48
September 30, 2017	$—	$1,625	$—	$176	$428	$90	$—	$2,319

Note 4 Investments in unconsolidated entities
In 2015, the Company acquired, for a final net purchase price of $418 million, a 50% interest in Multipro Singapore Pte. Ltd. (Multipro), a leading distributor of a variety of food products in Nigeria and Ghana and also obtained a call option to acquire 24.5% of an affiliated food manufacturing entity under common ownership based on a fixed multiple of future earnings as defined in the agreement (Purchase Option).  The acquisition of the 50% interest is accounted for under the equity method of accounting.  The Purchase Option, is recorded at cost and has been monitored for impairment through September 30, 2017 with no impairment being required.  In July 2017, the Company received notification that the entity, through June 30, 2017, had achieved the level of earnings as defined in the agreement for the purchase option to become exercisable for a one year period.  During the exercise period, the Company will validate the information provided in the notification and evaluate whether to exercise its right to acquire the 24.5% interest. While no decision to exercise the option has been made by the Company, if the option is exercised, the Company would acquire 24.5% of the affiliated food manufacturing entity for approximately $400 million.

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

Total Projects
During the quarter ended September 30, 2017, the Company recorded total net charges of $1 million across all restructuring and cost reduction activities. The charges were comprised of a net $9 million credit recorded in cost of goods sold (COGS) and a net $10 million expense recorded in selling, general and administrative (SG&A) expense. During the year-to-date period ended September 30, 2017, the Company recorded total charges of $239 million across all restructuring and cost reduction activities. The charges were comprised of $26 million recorded in cost of goods sold (COGS) and $213 million recorded in selling, general and administrative (SG&A) expense.
During the quarter ended October 1, 2016, the Company recorded total charges of $40 million across all restructuring and cost reduction activities. The charges consist of $12 million recorded in COGS and $28 million recorded in SG&A expense. During the year-to-date period ended October 1, 2016, the Company recorded total charges of $164 million across all restructuring and cost reduction activities. The charges consist of $66 million recorded in COGS and $98 million recorded in SG&A expense.
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
The Company currently expects that total pre-tax charges will impact reportable segments as follows: U.S. Morning Foods (approximately 16%), U.S. Snacks (approximately 35%), U.S. Specialty (approximately 1%), North America Other (approximately 13%), Europe (approximately 23%), Latin America (approximately 2%), Asia-Pacific (approximately 5%), and Corporate (approximately 5%).

During the quarter ended September 30, 2017, the Company recorded a net curtailment gain of $134 million related to certain pension and post-retirement benefit plans. The curtailment gain is primarily the result of an amendment of certain defined benefit pension plans in the U.S. and Canada for salaried employees as well as other project related initiatives. See additional discussion regarding this net curtailment gain in Note 9 Employee benefits.

Since the inception of Project K, the Company has recognized charges of $1,355 million that have been attributed to the program. The charges consist of $6 million recorded as a reduction of revenue, $716 million recorded in COGS and $633 million recorded in SG&A expense.

Other Projects
In 2015 the Company implemented a zero-based budgeting (ZBB) program in its North America business that has delivered ongoing annual savings. During 2016, ZBB was expanded to include the international segments of the business. In support of the ZBB initiative, the Company incurred pre-tax charges of approximately $1 million and $21 million during the year-to-date periods ended September 30, 2017 and October 1, 2016, respectively. Total charges of $38 million have been recognized since the inception of the ZBB program.
The tables below provide the details for charges across all restructuring and cost reduction activities incurred during the quarter and year-to-date periods ended September 30, 2017 and October 1, 2016 and program costs to date for programs currently active as of September 30, 2017.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	September 30, 2017
Employee related costs	$31	$6	$166	$26	$523
Pension curtailment (gain) loss, net	(134)	—	(133)	—	(122)
Asset related costs	38	5	68	32	260
Asset impairment	—	—	—	16	155
Other costs	66	29	138	90	577
Total	$1	$40	$239	$164	$1,393

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016	September 30, 2017
U.S. Morning Foods	$14	$4	$16	$13	$257
U.S. Snacks	106	8	305	62	507
U.S. Specialty	—	1	1	4	20
North America Other	4	7	13	20	141
Europe	13	6	21	34	320
Latin America	2	2	6	6	30
Asia Pacific	1	2	5	6	86
Corporate	(139)	10	(128)	19	32
Total	$1	$40	$239	$164	$1,393
For the quarters ended September 30, 2017 and October 1, 2016 employee related costs consist primarily of severance and other termination related benefits, pension curtailment (gain) loss consists of curtailment gains or losses that resulted from project initiatives, asset related costs consist primarily of accelerated depreciation and other costs consist primarily of lease termination costs as well as third-party incremental costs related to the development and implementation of global business capabilities and a more efficient go-to-market model.
At September 30, 2017 total exit cost reserves were $194 million, related to severance payments and other costs of which a substantial portion will be paid out in 2017 and 2018. The following table provides details for exit cost reserves.

	Employee Related Costs	Pension curtailment (gain) loss, net	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 31, 2016	$102	$—	$—	$—	$29	$131
2017 restructuring charges	166	(133)	—	68	138	239
Cash payments	(146)	—	—	(31)	(98)	(275)
Non-cash charges and other	3	133	—	(37)	—	99
Liability as of September 30, 2017	$125	$—	$—	$—	$69	$194

Note 6 Equity
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were 5 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended September 30, 2017. There were 3 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended October 1, 2016, respectively.

Quarters ended September 30, 2017 and October 1, 2016:

(millions, except per share data)	Net income	Average shares outstanding	Earnings per share
2017
Basic	$297	345	$0.86
Dilutive potential common shares		3	(0.01)
Diluted	$297	348	$0.85
2016
Basic	$292	350	$0.83
Dilutive potential common shares		4	(0.01)
Diluted	$292	354	$0.82

Year-to-date periods ended September 30, 2017 and October 1, 2016:

(millions, except per share data)	Net income	Average shares outstanding	Earnings per share
2017
Basic	$841	348	$2.41
Dilutive potential common shares		3	(0.02)
Diluted	$841	351	$2.39
2016
Basic	$747	350	$2.13
Dilutive potential common shares		4	(0.02)
Diluted	$747	354	$2.11
In December 2015, the board of directors approved a new authorization to repurchase up to $1.5 billion of our common stock beginning in 2016 through December 2017. As of September 30, 2017, $558 million remains available under the authorization.
During the year-to-date period ended September 30, 2017, the Company repurchased approximately 7 million shares of common stock for a total of $516 million. During the year-to-date period ended October 1, 2016, the Company repurchased 6 million shares of common stock for a total of $426 million.
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

Reclassifications out of AOCI for the quarter and year-to-date periods ended September 30, 2017 and October 1, 2016, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended September 30, 2017	Year-to-date period ended September 30, 2017
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$—	$(1)	COGS
Interest rate contracts	3	8	Interest expense
	$3	$7	Total before tax
	(1)	(2)	Tax expense (benefit)
	$2	$5	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$—	$1	See Note 9 for further details
	$—	$1	Total before tax
	—	—	Tax expense (benefit)
	$—	$1	Net of tax
Total reclassifications	$2	$6	Net of tax

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended October 1, 2016	Year-to-date period ended October 1, 2016
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$(4)	$(11)	COGS
Foreign currency exchange contracts	(1)	(1)	SGA
Interest rate contracts	2	10	Interest expense
Commodity contracts	3	10	COGS
	$—	$8	Total before tax
	(1)	(4)	Tax expense (benefit)
	$(1)	$4	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$1	$3	See Note 9 for further details
Prior service cost	1	3	See Note 9 for further details
	$2	$6	Total before tax
	(1)	(1)	Tax expense (benefit)
	$1	$5	Net of tax
Total reclassifications	$—	$9	Net of tax

Accumulated other comprehensive income (loss), net of tax, as of September 30, 2017 and December 31, 2016 consisted of the following:

(millions)	September 30, 2017	December 31, 2016
Foreign currency translation adjustments	$(1,402)	$(1,505)
Cash flow hedges — unrealized net gain (loss)	(62)	(67)
Postretirement and postemployment benefits:
Net experience loss	(13)	(14)
Prior service cost	11	11
Total accumulated other comprehensive income (loss)	$(1,466)	$(1,575)

Note 7 Debt
The following table presents the components of notes payable at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(millions)	Principal amount	Effective interest rate (a)	Principal amount	Effective interest rate (a)
U.S. commercial paper	$285	1.29%	$80	0.61%
Europe commercial paper	201	(0.26)%	306	(0.18)%
Bank borrowings	86		52
Total	$572		$438
(a) Negative effective interest rates on certain borrowings in Europe are the result of efforts by the European Central Bank to stimulate the economy in the eurozone.

In May 2017, the Company issued €600 million (approximately $709 million USD at September 30, 2017, which reflects the discount and translation adjustments) of five-year 0.80% Euro Notes due 2022, resulting in aggregate net proceeds after debt discount of $656 million. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand and additional commercial paper borrowings, repayment of the Company's $400 million, five-year 1.75% U.S. Dollar Notes due 2017 at maturity. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision. The Notes were designated as a net investment hedge of the Company's investment in its Europe subsidiary when issued.

During the second quarter of 2017, the Company repaid its Cdn.$300 million three year 2.05% Canadian Dollar Notes.

In the second quarter of 2017, the Company entered into interest rate swaps with notional amounts totaling approximately €600 million which effectively converted €600 million of its 1.25% Euro Notes due 2025 from fixed to floating rate obligations. The U.S. Dollar interest rate swaps were settled during the second quarter for an unrealized loss of $14 million which will be amortized to interest expense over the remaining term of the related Notes.

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

The Company has entered into interest rate swaps with notional amounts totaling $2.2 billion, which effectively converts a portion of the associated U.S. Dollar Notes and Euro Notes from fixed rate to floating rate obligations. These derivative instruments are designated as fair value hedges. The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of September 30, 2017 were as follows: (a) seven-year 3.25% U.S. Dollar Notes due 2018 – 3.08%; (b) ten-year 4.15% U.S. Dollar Notes due 2019 – 3.51%; (c) ten-year 4.00% U.S. Dollar Notes due 2020 – 3.41%; (d) ten-year 3.125% U.S. Dollar Notes due 2022 – 2.58%; (e) ten-year 2.75% U.S. Dollar Notes due 2023 – 2.72%; (f) seven-year 2.65% U.S. Dollar Notes due 2023 – 2.36%; (g) eight-year 1.00% Euro Notes due 2024 – 0.72%; (h) ten-year 1.25% Euro Notes due 2025 - 1.33% and (i) ten-year 3.25% U.S. Notes due 2026 – 3.64%.
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
The Company classifies pre-tax stock compensation expense in COGS and SG&A expense principally within its Corporate segment. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Pre-tax compensation expense	$18	$16	$57	$49
Related income tax benefit	$7	$6	$21	$18
As of September 30, 2017, total stock-based compensation cost related to non-vested awards not yet recognized was $101 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Stock options
During the year-to-date periods ended September 30, 2017 and October 1, 2016, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2016 Annual Report on Form 10-K.
Year-to-date period ended September 30, 2017:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	15	$62
Granted	2	73
Exercised	(1)	57
Forfeitures and expirations	(1)	70
Outstanding, end of period	15	$64	6.8	$37
Exercisable, end of period	10	$60	5.8	$37

Year-to-date period ended October 1, 2016:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	19	$58
Granted	3	76
Exercised	(6)	56
Forfeitures and expirations	(1)	67
Outstanding, end of period	15	$62	7.2	$226
Exercisable, end of period	8	$58	6.1	$168

The weighted-average grant date fair value of options granted was $10.14 per share and $9.44 per share for the year-to-date periods ended September 30, 2017 and October 1, 2016, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended September 30, 2017:	18%	6.6	2.26%	2.80%
Grants within the year-to-date period ended October 1, 2016:	17%	6.9	1.60%	2.60%
The total intrinsic value of options exercised was $21 million and $140 million for the year-to-date periods ended September 30, 2017 and October 1, 2016, respectively.
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
Based on the market price of the Company’s common stock at September 30, 2017, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	September 30, 2017
2015 Award	$20
2016 Award	$22
2017 Award	$23
The 2014 performance share award, payable in stock, was settled at 35% of target in February 2017 for a total dollar equivalent of $5 million.
Other stock-based awards
During the year-to-date period ended September 30, 2017, the Company granted restricted stock units and a nominal number of restricted stock awards to eligible employees as presented in the following table. Terms of these grants and the Company’s method of determining grant-date fair value were consistent with that described within the stock compensation footnote in the Company’s 2016 Annual Report on Form 10-K.
Year-to-date period ended September 30, 2017:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	1,166	$63
Granted	666	67
Vested	(76)	57
Forfeited	(125)	65
Non-vested, end of period	1,631	$65
Year-to-date period ended October 1, 2016:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	806	$58
Granted	589	70
Vested	(68)	56
Forfeited	(85)	62
Non-vested, end of period	1,242	$63
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

In September 2017, the Company amended certain defined benefit pension plans in the U.S. and Canada for salaried employees. As of December 31, 2018, the amendment will freeze the compensation and service periods used to calculate pension benefits for active salaried employees who participate in the affected pension plans. Beginning January 1, 2019, impacted employees will not accrue additional benefits for future service and eligible compensation received under these plans.

Concurrently, the Company also amended its 401(k) savings plans effective January 1, 2019, to make previously ineligible salaried U.S. and Canada employees eligible for Company retirement contributions, which range from 3% to 7% of eligible compensation based on the employee’s length of employment.

Pension

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$22	$25	$72	$74
Interest cost	40	43	123	131
Expected return on plan assets	(97)	(87)	(277)	(266)
Amortization of unrecognized prior service cost	3	3	7	10
Recognized net (gain) loss	83	28	84	28
Net periodic benefit cost	51	12	9	(23)
Curtailment (gain) loss	(134)	—	(136)	—
Total pension (income) expense	$(83)	$12	$(127)	$(23)
Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$5	$5	$14	$15
Interest cost	10	10	28	29
Expected return on plan assets	(24)	(22)	(73)	(67)
Amortization of unrecognized prior service (gain)	(3)	(2)	(7)	(7)
Recognized net (gain) loss	—	—	(29)	—
Net periodic benefit cost	(12)	(9)	(67)	(30)
Curtailment loss	—	—	3	—
Total postretirement benefit (income) expense	$(12)	$(9)	$(64)	$(30)
Postemployment

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$1	$1	$4	$5
Interest cost	—	1	2	3
Recognized net loss	—	1	1	3
Total postemployment benefit expense	$1	$3	$7	$11

During the third quarter of 2017, the Company recognized pension plan curtailment gains totaling $134 million in conjunction with Project K restructuring activity which resulted from the amendment of certain defined benefit pension plans in the U.S. and Canada and workforce reductions. The Company remeasured the benefit obligation for the impacted pension plans resulting in a mark-to-market loss of $83 million. The loss was due primarily to changes in discount rates, partially offset by plan asset returns in excess of the expected rate of return.

On a year-to-date basis, the Company recognized pension plan curtailment gains totaling $136 million and a curtailment loss of $3 million within a nonpension postretirement plan, in conjunction with Project K restructuring activity. The curtailment gains and losses resulted from the amendment of certain defined benefit pension plans in the U.S. and Canada and global workforce reductions. In addition, the Company remeasured the benefit obligation for impacted pension and nonpension postretirement plans. The remeasurement resulted in a mark-to-market loss of $84 million on pension plans due primarily to a lower discount rate and a $29 million gain on a nonpension postretirement plan primarily due to plan asset investment returns slightly mitigated by the impact of a lower discount rate.

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
September 30, 2017	$2	$3	$5
October 1, 2016	$3	$3	$6
Year-to-date period ended:
September 30, 2017	$25	$8	$33
October 1, 2016	$18	$11	$29
Full year:
Fiscal year 2017 (projected)	$26	$16	$42
Fiscal year 2016 (actual)	$18	$15	$33
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
Note 10 Income taxes
The consolidated effective tax rate for the quarter ended September 30, 2017 was 26% as compared to the prior year’s rate of 18%. The effective tax rate for the quarter ended October 1, 2016 benefited from excess tax benefits from share-based compensation totaling $16 million.

The consolidated effective tax rates for the year-to-date periods ended September 30, 2017 and October 1, 2016 were 23% and 22%, respectively. For the year-to-date period ended September 30, 2017, the effective tax rate benefited from a deferred tax benefit of $39 million resulting from intercompany transfers of intellectual property under the application of the newly adopted standard. See discussion regarding the adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, in Note 1. The effective tax rate for the year-to-date period ended October 1, 2016 benefited from excess tax benefits from share-based compensation totaling $34 million as well as the completion of certain tax examinations.

As of September 30, 2017, the Company classified $8 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $5 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the quarter ended September 30, 2017; $37 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 31, 2016	$63
Tax positions related to current year:
Additions	4
Reductions	—
Tax positions related to prior years:
Additions	3
Reductions	(8)
Settlements	(4)
Lapse in statute of limitations	(2)
September 30, 2017	$56

The accrual balance for tax-related interest was approximately $20 million at September 30, 2017.
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
Total notional amounts of the Company’s derivative instruments as of September 30, 2017 and December 31, 2016 were as follows:

(millions)	September 30, 2017	December 31, 2016
Foreign currency exchange contracts	$2,079	$1,396
Interest rate contracts	2,232	2,185
Commodity contracts	294	437
Total	$4,605	$4,018
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at September 30, 2017 and December 31, 2016, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of September 30, 2017 or December 31, 2016.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of September 30, 2017 and December 31, 2016:
Derivatives designated as hedging instruments

	September 30, 2017			December 31, 2016
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$—	$—	$—	$2	$2
Interest rate contracts:
Other assets (a)	—	—	—	—	1	1
Total assets	$—	$—	$—	$—	$3	$3
Liabilities:
Interest rate contracts:
Other liabilities (a)	—	(43)	(43)	—	(65)	(65)
Total liabilities	$—	$(43)	$(43)	$—	$(65)	$(65)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $2.2 billion as of September 30, 2017 and December 31, 2016, respectively.
Derivatives not designated as hedging instruments

	September 30, 2017			December 31, 2016
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$10	$10	$—	$25	$25
Commodity contracts:
Other prepaid assets	4	—	4	13	—	13
Total assets	$4	$10	$14	$13	$25	$38
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(23)	$(23)	$—	$(11)	$(11)
Commodity contracts:
Other current liabilities	(5)	—	(5)	$(7)	$—	$(7)
Total liabilities	$(5)	$(23)	$(28)	$(7)	$(11)	$(18)
The Company has designated its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $2.7 billion and $1.8 billion as of September 30, 2017 and December 31, 2016, respectively.

The Company has elected not to offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of September 30, 2017 and December 31, 2016 would be adjusted as detailed in the following table:

As of September 30, 2017:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$14	$(14)	$—	$—
Total liability derivatives	$(71)	$14	$16	$(41)

As of December 31, 2016:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$41	$(24)	$—	$17
Total liability derivatives	$(83)	$24	$48	$(11)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended September 30, 2017 and October 1, 2016 was as follows:
Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		September 30, 2017	October 1, 2016
Interest rate contracts	Interest expense	$4	$6
Total		$4	$6

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	September 30, 2017	October 1, 2016		September 30, 2017	October 1, 2016		September 30, 2017	October 1, 2016
Foreign currency exchange contracts	$—	$1	COGS	$—	$4	Other income (expense), net	$—	$(1)
Foreign currency exchange contracts	—	1	SGA expense	—	1	Other income (expense), net	—	—
Interest rate contracts	—	1	Interest expense	(3)	(2)	N/A	—	—
Commodity contracts	—	—	COGS	—	(3)	Other income (expense), net	—	—
Total	$—	$3		$(3)	$—		$—	$(1)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	September 30, 2017	October 1, 2016
Foreign currency denominated long-term debt	$(90)	$(19)

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		September 30, 2017	October 1, 2016
Foreign currency exchange contracts	COGS	$—	$3
Foreign currency exchange contracts	Other income (expense), net	(3)	(1)
Foreign currency exchange contracts	SG&A	(1)	—
Commodity contracts	COGS	(13)	(14)
Commodity contracts	SG&A	(16)	—
Total		$(33)	$(12)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended September 30, 2017 and October 1, 2016 was as follows:

Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		September 30, 2017	October 1, 2016
Interest rate contracts	Interest expense	$14	$15

Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	September 30, 2017	October 1, 2016		September 30, 2017	October 1, 2016		September 30, 2017	October 1, 2016
Foreign currency exchange contracts	$—	$10	COGS	$1	$11	Other income (expense), net	$—	$(2)
Foreign currency exchange contracts	—	1	SGA expense	—	1	Other income (expense), net	—	—
Interest rate contracts	1	(68)	Interest expense	(8)	(10)	N/A	—	—
Commodity contracts	—	—	COGS	—	(10)	Other income (expense), net	—	—
Total	$1	$(57)		$(7)	$(8)		$—	$(2)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	September 30, 2017	October 1, 2016
Foreign currency denominated long-term debt	$(272)	$(31)
Foreign currency exchange contracts	—	(23)
Total	$(272)	$(54)

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		September 30, 2017	October 1, 2016
Foreign currency exchange contracts	COGS	$(13)	$(7)
Foreign currency exchange contracts	Other income (expense), net	(11)	9
Foreign currency exchange contracts	SGA	(2)	—
Commodity contracts	COGS	(16)	(4)
Commodity contracts	SGA	(15)	2
Total		$(57)	$—

During the next 12 months, the Company expects $8 million of net deferred losses reported in AOCI at September 30, 2017 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on September 30, 2017 was $55 million. If the credit-risk-related contingent features were triggered as of September 30, 2017, the Company would be required to post additional collateral of $48 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of September 30, 2017 triggered by credit-risk-related contingent features.
Fair value measurements on a nonrecurring basis
As part of Project K, the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. See Note 5 for more information regarding Project K.
During the year-to-date period ended September 30, 2017, there were no long-lived asset impairment related to Project K.
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

The following table presents level 3 assets that were measured at fair value on the consolidated Balance Sheet on a nonrecurring basis as of October 1, 2016:

(millions)	Fair Value	Total Loss
Description:
Long-lived assets	$10	$(16)
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $7,575 million and $7,216 million, respectively, as of September 30, 2017.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of September 30, 2017, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of September 30, 2017, the Company posted $7 million related to reciprocal collateralization agreements. As of September 30, 2017 the Company posted $9 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 28% of consolidated trade receivables at September 30, 2017.
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

	Quarter ended		Year-to-date period ended
(millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales
U.S. Morning Foods	$710	$733	$2,108	$2,227
U.S. Snacks	760	796	2,344	2,431
U.S. Specialty	290	284	961	931
North America Other	420	402	1,204	1,222
Europe	599	594	1,677	1,821
Latin America	240	197	696	593
Asia Pacific	254	248	724	692
Consolidated	$3,273	$3,254	$9,714	$9,917
Operating profit
U.S. Morning Foods	$141	$144	$477	$457
U.S. Snacks	14	78	(8)	230
U.S. Specialty	76	68	242	214
North America Other	65	43	173	135
Europe	72	78	214	216
Latin America (a)	23	27	82	70
Asia Pacific	25	21	66	50
Total Reportable Segments	416	459	1,246	1,372
Corporate (b)	48	(49)	31	(75)
Consolidated	$464	$410	$1,277	$1,297

(a)
Includes non-cash losses totaling $13 million associated with the remeasurement of the financial statements of the Company's Venezuela subsidiary during the year-to-date period ended October 1, 2016, respectively.

(b)
Includes mark-to-market adjustments for pension and postretirement plans, commodity and foreign currency contracts totaling ($104) million and ($31) million for the quarters ended September 30, 2017 and October 1, 2016, respectively. Includes mark-to-market adjustments for pension and postretirement plans, commodity and foreign currency contracts totaling ($118) million and ($35) million for the year-to-date periods ended September 30, 2017 and October 1, 2016, respectively. See further discussion in Note 9 Employee benefits.

Note 13 Subsequent Event

On October 27, 2017, the Company completed its acquisition of Chicago Bar Co., LLC, the manufacturer of RXBAR, for approximately $600 million, funded through short-term borrowings.  The purchase price is subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the acquisition date compared to targeted amounts. The major classes of assets and liabilities of Chicago Bar Co., LLC are expected to be net working capital, intangible assets (primarily, customer lists and brands), and goodwill.

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

Operating margin expansion through 2018
In 2016 we announced a plan to increase our currency-neutral comparable operating margin by 350 basis points from 2015 through 2018. There are four elements to this margin expansion plan:

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

We are currently on pace to deliver the 350 basis point improvement.

In March 2017, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) changing the presentation of net periodic pension and postretirement benefit costs within the income statement. The ASU requires all components of net periodic benefit cost, other than service cost, be presented in the income statement outside of income from operations. We expect to adopt the ASU retrospectively in the first quarter of 2018. The impact of adoption, when applied retrospectively, is expected to reduce our 2015 currency-neutral comparable operating margin, the basis for our 350 basis point improvement, by approximately 175-185 basis points. The adoption is anticipated to impact only the Corporate segment, and is not expected to impact our ability to achieve 350 basis points of currency-neutral comparable operation margin expansion from this new base by the end of 2018. See the Accounting standards to be adopted in future periods section of the MD&A for additional information regarding the impact of this ASU.

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

Significant items impacting comparability
Project K and cost reduction activities
In February 2017, the Company announced an expansion and an extension to its previously-announced global efficiency and effectiveness program ("Project K"). Project K is expected to continue generating a significant amount of savings that may be invested in key strategic areas of focus for the business. The Company expects that these savings may be used to drive future growth in the business. We recorded pre-tax charges related to this program of $1 million and $238 million for the quarter and year-to-date periods ended September 30, 2017, respectively. We also recorded pre-tax charges of $36 million and $143 million for the quarter and year-to-date periods ended October 1, 2016, respectively.

In 2015 we initiated the implementation of a Zero-Based Budgeting (ZBB) program in our North America business. During 2016 ZBB was expanded to include international segments of the business. In support of the ZBB initiative, we incurred pre-tax charges of $1 million for the year-to-date period ended September 30, 2017. We also incurred pre-tax charges of $4 million and $21 million for the quarter and year-to-date periods ended October 1, 2016, respectively.

See the Restructuring and cost reduction activities section for more information.

Acquisitions
In December 2016, the Company acquired Ritmo Investimentos, controlling shareholder of Parati S/A, Afical Ltda and Padua Ltda ("Parati Group"), a leading Brazilian food group. In our Latin America reportable segment, for the quarter ended September 30, 2017 the acquisition added $48 million in net sales and $3 million of operating profit (before integration costs) that impacted the comparability of our reported results. For the year-to-date period ended September 30, 2017 the acquisition added $141 million in net sales and $15 million of operating profit (before integration costs) that impacted the comparability of our reported results.

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded total pre-tax mark-to-market charges of $104 million and $31 million for quarters ended September 30, 2017 and October 1, 2016, respectively, and $118 million and $35 million for the year-to-date periods ended September 30, 2017 and October 1, 2016, respectively. Included within the aforementioned charges are pre-tax mark-to-market charges for pension plans of $76 million and $28 million for quarters ended September 30, 2017 and October 1, 2016, respectively, and $73 million and $62 million for the year-to-date periods ended September 30, 2017 and October 1, 2016, respectively.

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

As of December 31, 2016, we deconsolidated and changed to the cost method of accounting for our Venezuelan subsidiary. For the quarter ended October 1, 2016 the deconsolidation reduced net sales by $7 million and operating profit by $3 million which impacted the comparability of our reported results. For the year-to-date period ended October 1, 2016 the deconsolidation reduced net sales by $23 million and operating profit by $8 million which impacted the comparability of our reported results.

In 2016 certain non-monetary assets related to our Venezuelan subsidiary continued to be remeasured at historical exchange rates. As these assets were utilized by our Venezuelan subsidiary during 2016 they were recognized in the income statement at historical exchange rates resulting in an unfavorable impact. As a result of the utilization of the remaining non-monetary assets, we experienced an unfavorable operating profit impact of $13 million for year-to-date period ended October 1, 2016, primarily impacting COGS.

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

Financial results
For the quarter ended September 30, 2017, our reported net sales improved by 0.6% due primarily to the Parati acquisition in Brazil as well as favorable foreign currency translation. This principally reflects on the previously announced list-price adjustments and other impacts in U.S. Snacks related to its transition from DSD. Currency-neutral comparable net sales were down 1.4% after eliminating the impact of acquisitions, foreign currency, and prior year Venezuela results.

Reported operating profit increased 13.1%, as a result of productivity savings from Project K restructuring, which includes this year's exit from its U.S. Snacks segment's Direct Store Delivery sales and delivery system. Reported operating profit also benefited from lower year-over-year restructuring and integration expense, and the impact of acquisitions and foreign currency. This was partially offset by the impact of mark-to-market accounting for pension plans, commodities, prior year Venezuela operations, and foreign currency contracts. Currency-neutral comparable operating profit increased by 17.5% excluding the impact of mark-to-market, restructuring, integration costs, acquisitions, prior year Venezuela operations, and foreign currency.

Reported operating margin for the quarter was favorable 160 basis points due primarily to COGS and SG&A savings realized from Project K and ZBB initiatives, lower restructuring costs, and acquisitions, partially offset by the year-over-year impact of market-to-market. Currency-neutral comparable operating margin was favorable 280 basis points after excluding the impact of restructuring, mark-to-market, and acquisitions.

Reported diluted EPS of $.85 for the quarter was up almost 4% compared to the prior year of $.82. Higher operating profit as a result of productivity savings from Project K restructuring more than offset a higher effective tax rate. Currency-neutral comparable diluted EPS of $1.05 increased by 9% compared to prior year of $.96, due to higher profit margins driven by productivity initiatives.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Reported net income	$297	$292	$841	$747
Mark-to-market (pre-tax)	(104)	(31)	(118)	(35)
Project K and cost reduction activities (pre-tax)	(1)	(40)	(239)	(164)
Other costs impacting comparability (pre-tax)	—	—	—	(153)
Integration and transaction costs (pre-tax)	(1)	(2)	(2)	(3)
Venezuela operations impact (pre-tax)	—	3	—	8
Venezuela remeasurement (pre-tax)	—	—	—	(11)
Income tax benefit applicable to adjustments, net*	36	23	117	106
Comparable net income	$367	$339	$1,083	$999
Foreign currency impact	4		(10)
Currency-neutral comparable net income	$363		$1,093
Reported diluted EPS	$0.85	$0.82	$2.39	$2.11
Mark-to-market (pre-tax)	(0.30)	(0.09)	(0.34)	(0.10)
Project K and cost reduction activities (pre-tax)	—	(0.11)	(0.68)	(0.46)
Other costs impacting comparability (pre-tax)	—	—	—	(0.43)
Integration and transaction costs (pre-tax)	—	(0.01)	—	(0.01)
Venezuela operations impact (pre-tax)	—	—	—	0.01
Venezuela remeasurement (pre-tax)	—	—	—	(0.03)
Income tax benefit applicable to adjustments, net*	0.10	0.07	0.33	0.31
Comparable diluted EPS	$1.05	$0.96	$3.08	$2.82
Foreign currency impact	—		(0.03)
Currency-neutral comparable diluted EPS	$1.05		$3.11
Currency-neutral comparable diluted EPS growth	9.4%	15.1%	10.3%	7.4%
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2017 versus 2016:

Quarter ended September 30, 2017
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$710	$760	$290	$420	$599	$240	$254	$—	$3,273
Acquisitions	—	—	—	—	4	48	—	—	52
Comparable net sales	$710	$760	$290	$420	$595	$192	$254	$—	$3,221
Foreign currency impact	—	—	—	7	7	6	1	—	21
Currency-neutral comparable net sales	$710	$760	$290	$413	$588	$186	$253	$—	$3,200
Quarter ended October 1, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$733	$796	$284	$402	$594	$197	$248	$—	$3,254
Venezuela operations impact	—	—	—	—	—	7	—	—	7
Comparable net sales	$733	$796	$284	$402	$594	$190	$248	$—	$3,247
% change - 2017 vs. 2016:
Reported growth	(3.0)%	(4.5)%	1.9%	4.4%	0.8%	21.5%	2.9%	—%	0.6%
Acquisitions	—%	—%	—%	—%	0.7%	24.4%	—%	—%	1.6%
Venezuela operations impact	—%	—%	—%	—%	—%	(4.0)%	—%	—%	(0.2)%
Comparable growth	(3.0)%	(4.5)%	1.9%	4.4%	0.1%	1.1%	2.9%	—%	(0.8)%
Foreign currency impact	—%	—%	—%	1.5%	1.2%	3.2%	0.9%	—%	0.6%
Currency-neutral comparable growth	(3.0)%	(4.5)%	1.9%	2.9%	(1.1)%	(2.1)%	2.0%	—%	(1.4)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended September 30, 2017
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$141	$14	$76	$65	$72	$23	$25	$48	$464
Mark-to-market	—	—	—	—	—	—	—	(104)	(104)
Project K and cost reduction activities	(14)	(106)	—	(4)	(13)	(2)	(1)	139	(1)
Integration and transaction costs	—	—	—	—	—	(1)	—	—	(1)
Acquisitions	—	—	—	—	(1)	3	—	—	2
Comparable operating profit	$155	$120	$76	$69	$86	$23	$26	$13	$568
Foreign currency impact	—	—	—	2	3	—	—	(1)	4
Currency-neutral comparable operating profit	$155	$120	$76	$67	$83	$23	$26	$14	$564
Quarter ended October 1, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$144	$78	$68	$43	$78	$27	$21	$(49)	$410
Mark-to-market	—	—	—	—	—	—	—	(31)	(31)
Project K and cost reduction activities	(4)	(8)	(1)	(7)	(6)	(2)	(2)	(10)	(40)
Integration and transaction costs	—	—	—	—	(1)	1	—	(2)	(2)
Venezuela operations impact	—	—	—	—	—	3	—	—	3
Comparable operating profit	$148	$86	$69	$50	$85	$25	$23	$(6)	$480
% change - 2017 vs. 2016:
Reported growth	(2.6)%	(82.5)%	12.2%	52.8%	(9.2)%	(13.2)%	18.7%	197.0%	13.1%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	(721.7)%	(15.6)%
Project K and cost reduction activities	(6.8)%	(121.3)%	0.7%	12.7%	(9.3)%	(1.7)%	7.0%	647.7%	10.3%
Integration and transaction costs	—%	—%	—%	0.2%	1.3%	(3.5)%	0.8%	(28.0)%	0.4%
Acquisitions	—%	—%	—%	—%	(0.3)%	8.7%	—%	—%	0.4%
Venezuela operations impact	—%	—%	—%	—%	—%	(9.8)%	—%	(1.4)%	(0.7)%
Comparable growth	4.2%	38.8%	11.5%	39.9%	(0.9)%	(6.9)%	10.9%	300.4%	18.3%
Foreign currency impact	—%	—%	—%	2.0%	2.0%	2.3%	0.2%	4.4%	0.8%
Currency-neutral comparable growth	4.2%	38.8%	11.5%	37.9%	(2.9)%	(9.2)%	10.7%	296.0%	17.5%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
This segment consists of cereal, toaster pastries, and health and wellness bars. As reported and Currency-neutral comparable net sales declined 3.0% as a result of decreased volume partially offset by favorable pricing/mix.

In our cereal business, kid-oriented brands performed well during the quarter as Froot Loops and Frosted Flakes continued to gain share behind effective media and innovation. Adult-oriented brands declined, reflecting a category trend and our lack of sufficient food news and brand activity.

Toaster pastries grew share during the quarter despite lower consumption in the category.

As reported operating profit decreased 2.6% due to higher restructuring charges and lower net sales. Currency-neutral comparable operating profit increased 4.2% after excluding restructuring charges.

U.S. Snacks
This segment consists of crackers, cookies, savory snacks, wholesome snacks and fruit-flavored snacks.

As reported and Currency-neutral comparable net sales were 4.5% lower versus the comparable quarter due to price/mix and lower volume. During the quarter the Company discontinued shipping through its DSD distribution system. Accordingly, all sales are now made at a list-price that is reduced by a cost-to-serve for various DSD services no longer provided by the Company. As reported net sales were also affected by a pull-back in merchandising to facilitate customer transitions early in the quarter, and the impact of eliminating smaller, less productive SKUs.

Crackers, Cookies, and Wholesome Snacks declined in consumption in the third quarter due to the reduction of promotion activity related to our efforts to smoothly transition out of DSD. Savory snacks consumption was pulled down, in part, on the elimination of a promotion-sized can but Core Four flavors grew during the quarter.

As reported operating profit declined 82.5% due to increased Project K restructuring charges in the current year associated with our DSD transition. Currency-neutral comparable operating profit increased 38.8% after excluding the impact of restructuring charges; this was driven by DSD-related overhead reductions partially offset by increased brand investment.

U.S. Specialty
As reported and Currency-neutral comparable net sales improved 1.9% as a result of higher volume and improved pricing/mix.

Shipments grew in the quarter led by both our Convenience and Foodservice channels, with the latter additionally benefiting from hurricane-related orders.

As Reported operating profit increased 12.2% due to the higher net sales and savings from Project K and ZBB initiatives. Currency-neutral comparable operating profit increased 11.5% after excluding the impact of restructuring charges.

North America Other
This segment is composed of our U.S. Frozen Foods, Kashi Company, and Canada businesses.

As reported net sales increased 4.4% due to higher volume, favorable pricing/mix, and favorable foreign currency. Currency-neutral comparable net sales increased 2.9% after excluding the impact of foreign currency.

The U.S. Frozen business reported increased shipments on higher volume and favorable price/mix. Eggo® grew share and consumption during the quarter, benefiting from the removal of artificial ingredients and the success of Disney-shaped waffles, as well as the exit of a competitor. Our frozen veggie business, under the Morningstar Farms® and Gardenburger® brands, returned to consumption and share growth during the quarter, reflecting focused marketing support on our core burger offerings during the summer grilling season.

Canada reported increased shipments during the quarter on higher volume, positive price/mix, and favorable foreign currency. We generated continued improvement in consumption with broad-based share gains in both cereal and snacks. The business is past the elasticity impact of currency-driven pricing actions taken in the second quarter of 2016, and is showing consistent improvement as we invest in brand building and innovation.

Kashi Company posted lower net sales in the quarter due to the decision to eliminate less profitable SKUs in certain channels, but its sales performance did continue to improve sequentially from previous quarters. Our cereal business grew share, led by Bear Naked, which is now the largest granola brand in the U.S. Additionally, our renovated snacks offerings are stabilizing share more quickly than anticipated, with share flat during the quarter.

As Reported operating profit increased 52.8% due to lower restructuring charges, Project K and ZBB savings and favorable foreign currency. Currency-neutral comparable operating profit increased 37.9% after excluding the impact of restructuring charges and foreign currency.

Europe
As Reported net sales increased 0.8% due to favorable foreign currency, pricing/mix, and acquisitions, partially offset by lower volume. Currency-neutral comparable net sales declined 1.1% after excluding the impact of foreign currency and acquisitions.

Pringles returned to growth during the quarter, following temporary declines in the first half of 2017, when prolonged customer negotiations resulted in reduced promotional activity.

Cereal net sales declined due to softness in adult-oriented brands in continental Europe and economic softness in our Mediterranean, Middle East, and Africa sub-region. The U.K. cereal business grew consumption and share during the quarter, continuing its improving trend with growth in several brands.

As reported operating profit decreased 9.2% due to higher restructuring charges partially mitigated by incremental Project K savings and favorable foreign currency. Currency-neutral comparable operating profit declined 2.9% after excluding the impact of restructuring charges, acquisitions and foreign currency.

Latin America
As reported net sales improved 21.5% due to increased volume as a result of the Parati acquisition and favorable pricing/mix. This was partially offset by lower volume in the base business and the unfavorable impact of foreign currency. Currency-neutral comparable net sales declined 2.1% after excluding the impact of acquisitions, prior year Venezuela results, and foreign currency.

This decline was due solely to the Caribbean/Central America sub-region, where economic softness was exacerbated by shipment disruptions due to hurricanes Maria and Irma.

We did post growth in each of the other sub-regions within Latin America. Our Mexico business continued to perform well, despite disruptions related to two major earthquakes. Mercosur posted particularly strong growth in Pringles, despite a challenging environment.

The integration of Parati, our acquisition in Brazil, continues to progress well, as the business posted solid growth.

As reported operating profit decreased 13.2%, primarily due to the impact of prior year Venezuela results partially mitigated by efficiencies from productivity initiatives and the impact of the Parati acquisition. Currency-neutral comparable operating profit decreased 9.2% after excluding the impact of restructuring costs, acquisitions, prior year Venezuela remeasurement and foreign currency.

Asia Pacific
As reported net sales improved 2.9% due to higher volume and favorable foreign currency partially offset by unfavorable price/mix. Currency-neutral comparable net sales increased 2.0%, after excluding the impact of foreign currency.

Good growth in cereal was broad-based across the region, led by Asia's expansion in granola, e-commerce, and the re-acceleration of growth in India. Australia, our largest market in the region, posted consumption and share gains during the quarter, continuing its stabilization trend.

Our Pringles business posted growth for the quarter across the region.

As reported operating profit increased 18.7% due to higher net sales, lower restructuring charges, and brand-building efficiencies related to ZBB. Currency-neutral comparable operating profit improved 10.7% after excluding the impact of restructuring and foreign currency.

Outside of reported results, our joint ventures in West Africa and China continued to perform well. Our venture in West Africa posted double-digit growth for the quarter driven by strong noodles volume. The China JV is benefiting from granola cereal and rapid expansion of e-commerce sales.

Corporate
As reported operating profit increased $97 million due primarily to pension curtailment gains related to Project K restructuring partially offset by higher mark-to-market costs. Currency-neutral comparable operating profit improved $20 million due to lower pension and postretirement benefit costs after excluding the impact of mark-to-market, restructuring charges, and foreign currency.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods ended September 30, 2017 versus October 1, 2016:

Year-to-date period ended September 30, 2017
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$2,108	$2,344	$961	$1,204	$1,677	$696	$724	$—	$9,714
Acquisitions	—	—	—	1	11	141	—	—	153
Comparable net sales	$2,108	$2,344	$961	$1,203	$1,666	$555	$724	$—	$9,561
Foreign currency impact	—	—	—	6	(55)	(1)	16	—	(34)
Currency-neutral comparable net sales	$2,108	$2,344	$961	$1,197	$1,721	$556	$708	$—	$9,595
Year-to-date period ended October 1, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$2,227	$2,431	$931	$1,222	$1,821	$593	$692	$—	$9,917
Venezuela operations impact	—	—	—	—	—	23	—	—	23
Comparable net sales	$2,227	$2,431	$931	$1,222	$1,821	$570	$692	$—	$9,894
% change - 2017 vs. 2016:
Reported growth	(5.3)%	(3.6)%	3.2%	(1.5)%	(7.9)%	17.3%	4.7%	—%	(2.0)%
Acquisitions	—%	—%	—%	0.1%	0.6%	23.7%	—%	—%	1.6%
Venezuela operations impact	—%	—%	—%	—%	—%	(3.8)%	—%	—%	(0.2)%
Comparable growth	(5.3)%	(3.6)%	3.2%	(1.6)%	(8.5)%	(2.6)%	4.7%	—%	(3.4)%
Foreign currency impact	—%	—%	—%	0.4%	(3.0)%	(0.2)%	2.4%	—%	(0.4)%
Currency-neutral comparable growth	(5.3)%	(3.6)%	3.2%	(2.0)%	(5.5)%	(2.4)%	2.3%	—%	(3.0)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended September 30, 2017
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$477	$(8)	$242	$173	$214	$82	$66	$31	$1,277
Mark-to-market	—	—	—	—	—	—	—	(118)	(118)
Project K and cost reduction activities	(16)	(305)	(1)	(13)	(21)	(6)	(5)	128	(239)
Integration and transaction costs	—	—	—	—	—	(2)	—	—	(2)
Acquisitions	—	—	—	(2)	(1)	15	—	—	12
Comparable operating profit	$493	$297	$243	$188	$236	$75	$71	$21	$1,624
Foreign currency impact	—	—	—	1	(8)	(3)	2	(3)	(11)
Currency-neutral comparable operating profit	$493	$297	$243	$187	$244	$78	$69	$24	$1,635
Year-to-date period ended October 1, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$457	$230	$214	$135	$216	$70	$50	$(75)	$1,297
Mark-to-market	—	—	—	—	—	—	—	(35)	(35)
Project K and cost reduction activities	(13)	(62)	(4)	(20)	(34)	(6)	(6)	(19)	(164)
integration and transaction costs	—	—	—	—	(2)	1	—	(2)	(3)
Venezuela operations impact	—	—	—	—	—	8	—	—	8
Venezuela remeasurement	—	—	—	—	—	(13)	—	—	(13)
Comparable operating profit	$470	$292	$218	$155	$252	$80	$56	$(19)	$1,504
% change - 2017 vs. 2016:
Reported growth	4.3%	(103.7)%	13.2%	28.8%	(1.2)%	17.6%	32.7%	141.1%	(1.6)%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	(335.9)%	(6.3)%
Project K and cost reduction activities	(0.6)%	(105.3)%	1.6%	8.2%	5.0%	0.7%	5.8%	270.8%	(4.5)%
Integration and transaction costs	—%	—%	—%	0.1%	0.7%	(3.0)%	1.0%	(8.3)%	0.1%
Acquisitions	—%	—%	—%	(1.2)%	(0.3)%	19.2%	—%	—%	0.8%
Venezuela operations impact	—%	—%	—%	—%	—%	(13.0)%	—%	(1.6)%	(0.6)%
Venezuela remeasurement	—%	—%	—%	—%	—%	18.4%	—%	—%	0.9%
Comparable growth	4.9%	1.6%	11.6%	21.7%	(6.6)%	(4.7)%	25.9%	216.1%	8.0%
Foreign currency impact	—%	—%	—%	0.5%	(3.3)%	(2.8)%	3.4%	(15.9)%	(0.7)%
Currency-neutral comparable growth	4.9%	1.6%	11.6%	21.2%	(3.3)%	(1.9)%	22.5%	232.0%	8.7%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
This segment consists of cereal, toaster pastries, and health and wellness bars. As reported and currency-neutral comparable net sales declined 5.3% as a result of decreased volume partially offset by favorable pricing/mix.

Cereal consumption declined due to our adult-oriented brands, for which we have not supported with enough food news and brand activity to reverse a category-wide trend. Our kid-oriented brands have continued to perform well. Frosted Flakes grew consumption and share during the year-to-date period behind effective media and innovation, including new Cinnamon Frosted Flakes. Froot Loops also grew consumption and share during the year-to-date period reflecting effective innovation and brand-building.

Toaster pastries grew share during year-to-date period, despite lower consumption in the category.

As Reported operating profit increased 4.3% due to productivity initiatives partially offset by lower net sales and higher restructuring charges. Currency-neutral comparable operating profit increased 4.9% after eliminating the impact of restructuring charges.

U.S. Snacks
This segment consists of crackers, cookies, savory snacks, wholesome snacks and fruit-flavored snacks.

As reported and Currency-neutral comparable net sales declined 3.6% primarily due to impacts related to our conversion from DSD to warehouse distribution; specifically, reduced merchandising during the transition, reduction of SKUs, and a list-price adjustment.

Crackers, Cookies, and Wholesome Snacks declined in consumption in the third quarter due to the reduction of promotion activity related to our efforts to smoothly transition out of DSD. Savory snacks consumption was pulled down, in part, on the elimination of a promotion-sized can.

As reported operating profit declined 103.7% due to increased Project K restructuring charges in the current year associated with our DSD transition. Currency-neutral comparable operating profit increased 1.6% after excluding the impact of restructuring charges; this was driven by DSD-related overhead reductions partially offset by increased brand investment.

U.S. Specialty
As reported and Currency-neutral comparable net sales improved 3.2% as a result of higher volume and improved pricing/mix aided by innovation and expansion in core and emerging growth channels, and the third quarter benefit of hurricane-related shipments.

As reported operating profit increased 13.2% due to the higher net sales, savings from Project K and ZBB initiatives, and lower restructuring charges. Currency-neutral comparable operating profit increased 11.6% after excluding the impact of restructuring charges.

North America Other
This segment is composed of our U.S. Frozen Foods, Kashi Company, and Canada businesses.

As reported net sales declined 1.5% due to decreased volume and foreign currency partially offset by acquisitions. Currency-neutral comparable net sales declined 2.0% after excluding the impact of acquisitions and foreign currency.

In U.S. Frozen, Eggo® grew share and consumption during the year-to-date period, benefiting from the removal of artificial ingredients and the success of Disney-shaped waffles, as well as the exit of a competitor. Our frozen veggie business, under the Morningstar Farms® and Gardenburger® brands, returned to growth in the second and third quarters reflecting focused marketing support on our core burger offerings during the summer grilling season.

In Canada, consumption and share performance continued to improve in both cereal and in snacks.

Kashi Company shipments were impacted by the exit of non-core or less profitable SKUs, promotions, or categories. Our cereal business grew share during the year-to-date period. We also saw improved trends for the wholesome snacks business, as recent innovations and media are starting to take hold.

Reported operating profit increased 28.8% due to lower restructuring charges and by Project K and ZBB savings. Currency-neutral comparable operating profit increased 21.2% after excluding the impact of restructuring charges and foreign currency.

Europe
Reported net sales declined 7.9% due to lower volume partially offset by the favorable impact of foreign currency, pricing/mix and acquisitions. Currency-neutral comparable net sales declined 5.5% after excluding the impact of foreign currency and acquisitions.

Pringles volume was lower due primarily to prolonged negotiations with our customers as we sought to price behind our food and packaging upgrades. These negotiations were resolved by April but caused us to miss out on several first and second quarter merchandising programs.  Promotional activity resumed in the third quarter and the brand returned to year-over-year growth.

Cereal consumption has declined due to sluggish categories across the region and particular softness in the adult-oriented brands across the category, notably our Special K. In the U.K., our largest market in the region, consumption and share turned positive in the third quarter, continuing an improving trend that began early this year.

As reported operating profit decreased 1.2% due to lower sales offset somewhat by lower restructuring charges, incremental Project K savings, and favorable foreign currency. Currency-neutral comparable operating profit declined 3.3% after excluding the impact of restructuring charges, prior year integration costs, acquisitions and foreign currency.

Latin America
Reported net sales improved 17.3% due to increased volume as a result of the Parati acquisition and the impact of favorable pricing/mix. This was partially offset by lower volume in the base business and the unfavorable impact of foreign currency. Currency-neutral comparable net sales declined 2.4% after excluding the impact of acquisitions, prior year Venezuela results, and foreign currency.

This decline was due solely to the Caribbean/Central America sub-region, where distributor transitions and economic softness were exacerbated during the third quarter by shipment disruptions due to hurricanes Maria and Irma.

We did post growth in each of the other sub-regions within Latin America. Our Mexico business continued to perform well with consumption increasing year-on-year. Mercosur posted particularly strong growth in Pringles, despite a challenging environment, and continued its expansion in Argentina and Chile.

The integration of Parati, our acquisition in Brazil, continues to progress well, as the business posted solid growth.

As Reported operating profit increased 17.6%, primarily due to the impact of the Parati acquisition.  Currency-neutral comparable operating profit decreased 1.9% after excluding the impact of restructuring costs, acquisitions, prior year Venezuela remeasurement and foreign currency.

Asia Pacific
Reported net sales improved 4.7% due to favorable foreign currency and pricing/mix as well as a slight increase in volume. Currency-neutral comparable net sales increased 2.3%, after excluding the impact of foreign currency.

Growth in cereal was led by India and Korea. Australia, our largest market in the region, gained share during the period, reflecting continued stabilization.

Our Pringles business posted growth for the period across the region.

As reported operating profit increased 32.7% due to higher net sales, lower restructuring charges, and brand-building efficiencies. Currency-neutral comparable operating profit improved 22.5% after excluding the impact of restructuring, prior year integration costs and foreign currency.

Outside of our reported results, our joint ventures in West Africa and China continued to perform extremely well. Growth was driven by strong noodles volume in West Africa and e-commerce sales in China.

Corporate
As Reported operating profit improved $106 million due primarily to pension curtailments gains in conjunction with Project K restructuring mitigated somewhat by higher mark-to-market costs. Currency-neutral comparable operating profit improved $43 million after excluding the impact of mark-to-market, restructuring charges, and foreign currency.

Margin performance
Margin performance for the quarter and year-to-date periods of 2017 versus 2016 is as follows:

Quarter	2017	2016	Change vs. prior year (pts.)
Reported gross margin (a)	37.7%	38.9%	(1.2)
Mark-to-market (COGS)	(2.0)	(0.1)	(1.9)
Project K and cost reduction activities (COGS)	0.2	(0.4)	0.6
Acquisitions (COGS)	0.1	—	0.1
Comparable gross margin	39.4%	39.4%	—
Foreign currency impact	—		—
Currency-neutral comparable gross margin	39.4%		—
Reported SG&A%	(23.5)%	(26.3)%	2.8
Mark-to-market (SG&A)	(1.1)	(0.8)	(0.3)
Project K and cost reduction activities (SG&A)	(0.3)	(0.9)	0.6
Acquisitions (SG&A)	(0.3)	—	(0.3)
Comparable SG&A%	(21.8)%	(24.6)%	2.8
Foreign currency impact	—		—
Currency-neutral comparable SG&A%	(21.8)%		2.8
Reported operating margin	14.2%	12.6%	1.6
Mark-to-market	(3.1)	(0.9)	(2.2)
Project K and cost reduction activities	(0.1)	(1.3)	1.2
Acquisitions	(0.2)	—	(0.2)
Comparable operating margin	17.6%	14.8%	2.8
Foreign currency impact	—		—
Currency-neutral comparable operating margin	17.6%		2.8
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

Reported gross margin for the quarter was unfavorable 120 basis points due primarily to the impact of mark-to-market accounting for pension, commodities and foreign currency contracts, as well as the impact of U.S. Snacks transition out of DSD distribution, namely the list price adjustment and increased resources in warehouse logistics due to the DSD transition. This was partially offset by the impact of productivity and cost-savings under the Project K restructuring program, lower restructuring charges, and acquisitions. Currency-neutral comparable gross margin was flat compared to the third quarter of 2016 after eliminating the impact of mark-to-market, restructuring, and acquisitions.

Reported SG&A% for the quarter was favorable 280 basis points due primarily to overhead savings realized from Project K and ZBB, lower Project K restructuring charges, and acquisitions. These impacts were partially mitigated by higher year-over-year mark-to-market charges. Currency-neutral comparable SG&A% was favorable 280 basis points after excluding the impact of restructuring, mark-to-market, and acquisitions.

Reported operating margin for the quarter was favorable 160 basis points due primarily to COGS and SG&A savings realized from Project K and ZBB initiatives, lower restructuring charges, and acquisitions partially mitigated by the impact of mark-to-market accounting for pension, commodities and foreign currency contracts. Currency-neutral comparable operating margin was favorable 280 basis points after excluding the year-over-year impact of restructuring, mark-to-market, and acquisitions.

Year-to-date	2017	2016	Change vs. prior year (pts.)
Reported gross margin (a)	38.1%	38.1%	—
Mark-to-market (COGS)	(0.9)	(0.1)	(0.8)
Project K and cost reduction activities (COGS)	(0.3)	(0.7)	0.4
Acquisitions (COGS)	0.1	—	0.1
Venezuela remeasurement (COGS)	—	(0.1)	0.1
Comparable gross margin	39.2%	39.0%	0.2
Foreign currency impact	—		—
Currency-neutral comparable gross margin	39.2%		0.2
Reported SG&A%	(25.0)%	(25.0)%	—
Mark-to-market (SG&A)	(0.4)	(0.2)	(0.2)
Project K and cost reduction activities (SG&A)	(2.1)	(1.0)	(1.1)
Acquisitions (SG&A)	(0.3)	—	(0.3)
Venezuela operations impact (SG&A)	—	0.1	(0.1)
Venezuela remeasurement (SG&A)	—	(0.1)	0.1
Comparable SG&A%	(22.2)%	(23.8)%	1.6
Foreign currency impact	—		—
Currency-neutral comparable SG&A%	(22.2)%		1.6
Reported operating margin	13.1%	13.1%	—
Mark-to-market	(1.3)	(0.3)	(1.0)
Project K and cost reduction activities	(2.4)	(1.7)	(0.7)
Acquisitions	(0.2)	—	(0.2)
Venezuela operations impact	—	0.1	(0.1)
Venezuela remeasurement	—	(0.2)	0.2
Comparable operating margin	17.0%	15.2%	1.8
Foreign currency impact	—		—
Currency-neutral comparable operating margin	17.0%		1.8
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

Reported gross margin for the year-to-date period was flat versus the comparable prior year period. The impact of productivity and cost-savings under Project K, favorable net input costs, lower restructuring costs, and Venezuela remeasurement were partially offset by the impact of U.S. Snacks transition out of DSD distribution, namely the list price adjustment and increased resources in warehouse logistics due to the DSD transition, impact of acquisitions, mark-to-market accounting for pension plans, commodities and foreign currency contracts. Currency-neutral comparable gross margin improved 20 basis points after eliminating the impact of mark-to-market, restructuring, acquisitions, and Venezuela remeasurement.

Reported SG&A% for the year-to-date period was flat versus the comparable prior year period. Overhead savings realized from Project K and ZBB, the impact to brand-building investment from ZBB efficiencies, and acquisitions were mitigated by increased Project K restructuring and mark-to-market costs. Currency-neutral comparable SG&A% was favorable 160 basis points after excluding the impact of restructuring, mark-to-market, and acquisitions.

Reported operating margin for the year-to-date period was flat compared to the prior year. The favorable impact to COGS and SG&A expense realized from Project K and ZBB initiatives, acquisitions and Venezuela remeasurement were partially mitigated by higher market-to-market and restructuring charges. Currency-neutral comparable operating margin was favorable 180 basis points after excluding the year-over-year impact of restructuring, mark-to-market, acquisitions, and Venezuela remeasurement.

Our currency-neutral comparable gross profit, currency-neutral comparable SG&A, and currency-neutral comparable operating profit measures are reconciled to the directly comparable GAAP measures as follows:

	Quarter ended		Year-to-date period ended
(dollars in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Reported gross profit (a)	$1,232	$1,264	$3,701	$3,779
Mark-to-market (COGS)	(69)	(3)	(90)	(12)
Project K and cost reduction activities (COGS)	9	(12)	(26)	(66)
Integration and transaction costs (COGS)	—	—	—	(1)
Acquisitions (COGS)	22	—	65	—
Venezuela operations impact (COGS)	—	2	—	9
Venezuela remeasurement (COGS)	—	—	—	(12)
Comparable gross profit	$1,270	$1,277	$3,752	$3,861
Foreign currency impact	10		(10)
Currency-neutral comparable gross profit	$1,260		$3,762
Reported SG&A	$768	$854	$2,424	$2,482
Mark-to-market (SG&A)	35	28	28	23
Project K and cost reduction activities (SG&A)	10	28	213	98
Integration and transaction costs (SG&A)	1	2	2	2
Acquisitions (SG&A)	20	—	53	—
Venezuela operations impact (SGA)	—	(1)	—	1
Venezuela remeasurement (SG&A)	—	—	—	1
Comparable SG&A	$702	$797	$2,128	$2,357
Foreign currency impact	6		1
Currency-neutral comparable SG&A	$696		$2,127
Reported operating profit	$464	$410	$1,277	$1,297
Mark-to-market	(104)	(31)	(118)	(35)
Project K and cost reduction activities	(1)	(40)	(239)	(164)
Integration and transaction costs	(1)	(2)	(2)	(3)
Acquisitions	2	—	12	—
Venezuela operations impact	—	3	—	8
Venezuela remeasurement	—	—	—	(13)
Comparable operating profit	$568	$480	$1,624	$1,504
Foreign currency impact	4		(11)
Currency-neutral comparable operating profit	$564		$1,635
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
We currently anticipate that Project K will result in total pre-tax charges, once all phases are approved and implemented, of $1.5 to $1.6 billion, with after-tax cash costs, including incremental capital investments, estimated to be approximately $1.1 billion. Cash expenditures of approximately $725 million have been incurred through the end of fiscal year 2016. Total cash expenditures, as defined, are expected to be approximately $250 million for 2017 and the balance thereafter. Total charges for Project K in 2017 are expected to be approximately $325 to $375 million.
We expect annual cost savings generated from Project K will be approximately $600 to $700 million in 2019. The savings will be realized primarily in selling, general and administrative expense with additional benefit realized in gross profit as cost of goods sold savings are partially offset by negative volume and price impacts resulting from go-to-market business model changes. The overall savings profile of the project reflects our go-to-market initiatives that will impact both selling, general and administrative expense and gross profit. We have realized approximately $300 million of annual savings through the end of 2016. Cost savings have been utilized to increase margins and be strategically invested in areas such as in-store execution, sales capabilities, including adding sales representatives, re-establishing the Kashi business unit, and in the design and quality of our products. We have also invested in production capacity in developing and emerging markets, and in global category teams.
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
In support of the ZBB initiative, we incurred pre-tax charges of approximately $1 million and $21 million during the year-to-date periods ended September 30, 2017 and October 1, 2016, respectively. Total charges of $38 million have been recognized since the inception of the ZBB program. We anticipate that ZBB will result in total cumulative pre-tax charges of approximately $40 million through 2017 which will consist primarily of the design and implementation of business capabilities.

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

Interest expense
For the year-to-date periods ended September 30, 2017 and October 1, 2016, interest expense was $188 million and $343 million, respectively. Prior year interest expense includes $153 million charge to redeem $475 million of 7.45% U.S. Dollar Debentures due 2031. The charge consisted primarily of a premium on the tender offer and also including accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees.

For the full year 2017, we expect gross interest expense to be approximately $255 million. Full year interest expense for 2016 was $406 million, including $153 million related to the tender offer.
Income taxes
Our reported effective tax rate for the quarters ended September 30, 2017 and October 1, 2016 was 26% and 18%, respectively. The reported effective tax rate for the year-to-date periods ended September 30, 2017 and October 1, 2016 was 23% and 22%, respectively.

For the year-to-date period ended September 30, 2017, the effective tax rate benefited from a deferred tax benefit of $39 million resulting from the intercompany transfer of intellectual property. The effective tax rate for the quarter and year-to-date periods ended October 1, 2016, benefited from excess tax benefits from share-based compensation and the completion of certain tax examinations. Refer to Note 10 within Notes to Consolidated Financial Statements for further information.

The comparable effective tax rate for the quarters ended September 30, 2017 and October 1, 2016 was 28% and 20%, respectively. The comparable effective tax rate for the year-to-date periods ended September 30, 2017 and October 1, 2016 was 25% and 24%, respectively.

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

The following table provides a reconciliation of as reported to comparable income taxes and effective tax rate for the quarter and year-to-date periods ended September 30, 2017 and October 1, 2016.

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Reported income taxes	$104	$62	$248	$215
Mark-to-market	(38)	(13)	(39)	(11)
Project K and cost reduction activities	2	(11)	(78)	(43)
Other costs impacting comparability	—	—	—	(54)
Venezuela operations impact	—	1	—	2
Comparable income taxes	$140	$85	$365	$321
Reported effective income tax rate	26.3%	17.5%	22.9%	22.3%
Mark-to-market	(2.0)%	(1.8)%	(1.0)%	(0.3)%
Project K and cost reduction activities	0.5%	(0.8)%	(1.4)%	(0.5)%
Other costs impacting comparability	—%	—%	—%	(1.4)%
Venezuela operations impact	—%	0.1%	—%	—%
Venezuela remeasurement	—%	—%	—%	0.2%
Comparable effective income tax rate	27.8%	20.0%	25.3%	24.3%

2017 full year guidance
Reported effective income tax rate		*
Mark-to-market		*
Project K and cost reduction activities		(2)%
Integration costs		*
Comparable effective income tax rate	Approx.	26-27%
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

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  In addition, we have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments.  These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.5 billion and $1.7 billion as of September 30, 2017 and October 1, 2016, respectively.

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

The following table sets forth a summary of our cash flows:

	Year-to-date Period ended
(millions)	September 30, 2017	October 1, 2016
Net cash provided by (used in):
Operating activities	$1,121	$1,021
Investing activities	(363)	(381)
Financing activities	(815)	(521)
Effect of exchange rates on cash and cash equivalents	44	(24)
Net increase (decrease) in cash and cash equivalents	$(13)	$95
Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the year-to-date period ended September 30, 2017, totaled $1,121 million, an increase of $100 million over the same period in 2016. Pre-tax cash costs totaling $144 million in the year-to-date period ended October 1, 2016 related to the $475 million redemption of our 7.45% U.S. Dollar Debentures due 2031 and $59 million cash settlement of forward starting swaps were offset by an increase in tax cash payments during the year-to-date period ended September 30, 2017 as well as a lower year-over-year cash flow impact from the supplier financing initiative.
After-tax Project K cash payments were $185 million and $112 million for the year-to-date periods ended September 30, 2017 and October 1, 2016, respectively.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was slightly below zero days and 3 days for the 12 month periods ended September 30, 2017 and October 1, 2016, respectively. Compared with the 12 month period ended October 1, 2016, the 2017 cash conversion cycle was positively impacted by an increase in the days of trade payables outstanding attributable to a supplier financing initiative.
Our pension and other postretirement benefit plan contributions amounted to $33 million and $29 million for the year-to-date periods ended September 30, 2017 and October 1, 2016, respectively. For the full year 2017, we currently expect that our contributions to pension and other postretirement plans will total approximately $42 million. Plan funding strategies may be modified in response to our evaluation of tax deductibility, market conditions and competing investment alternatives.
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

	Quarter ended
(millions)	September 30, 2017	October 1, 2016	Approximate 2017 full year guidance
Net cash provided by operating activities	$1,121	$1,021	$1,600-$1,700
Additions to properties	(374)	(376)	(500)
Cash flow	$747	$645	$1,100-$1,200
Investing activities
Our net cash used in investing activities totaled $363 million for the year-to-date period ended September 30, 2017 compared to $381 million in the same period of 2016. The slight decrease was primarily due to an $18 million acquisition during the first quarter of 2016.
Financing activities
Our net cash used in financing activities for the year-to-date period ended September 30, 2017 totaled $815 million compared to $521 million in the same period of 2016. The difference is due to lower proceeds from issuance of common stock related primarily to option exercises. Proceeds from issuance of common stock was $87 million in the current year-to-date period compared to $356 million in the prior year-to-date period.

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

In December 2015, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares beginning in 2016 through December 2017. Total purchases for the year-to-date period ended September 30, 2017, were 7 million shares for $516 million. Total purchases for the year-to-date period ended October 1, 2016, were 6 million shares for $426 million.

We paid cash dividends of $550 million in the year-to-date period ended September 30, 2017, compared to $533 million during the same period in 2016. The increase in dividends paid reflects our third quarter 2016 increase in the quarterly dividend to $.52 per common share from the previous $.50 per common share. In October 2017, the board of directors declared a dividend of $.54 per common share, payable on December 15, 2017 to shareholders of record at the close of business on December 1, 2017.  The dividend is broadly in line with our current plan to maintain our long-term dividend pay-out of approximately 50% of comparable net income.

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
On October 27, 2017, we completed our acquisition of Chicago Bar Co., LLC, the manufacturer of RXBAR, for approximately $600 million, funded through short-term borrowings.

During the first half of 2016, we executed a discrete customer program to extend customer payment terms in exchange for the elimination of the discount we had offered for early payment.  In order to mitigate the net working capital impact of the extended payment terms, we entered into an agreement to sell, on a revolving basis, certain trade accounts receivable balances of the customer to a third party financial institution. The agreement is intended to directly offset the impact that extended customer payment terms would have on our days-sales-outstanding (DSO) metric that is critical to the effective management of our accounts receivable balance and our overall working capital.  Consequently, we realize no negative effect on our net income or cash flow associated with the extended customer payment terms. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet.  The agreement provides for the continuing sale of certain receivables on a revolving basis until terminated by either party to the agreement; however the maximum funding from receivables that may be sold at any time is currently $800 million, but may be increased as additional financial institutions are added to the agreement.  We currently estimate that the amount of these receivables held at any time by the financial institution(s) will be approximately $550 to $650 million.  During the year-to-date period ended September 30, 2017, approximately $1.7 billion of accounts receivable have been sold via this arrangement. Accounts receivable sold of $629 million remained outstanding under this arrangement as of September 30, 2017.

In addition to the discrete customer program above, in July 2016 we established an accounts receivable securitization program for certain customers which allows for extended customer payment terms in exchange for the elimination of the discount we had offered for early payment.  In order to mitigate the net working capital impact of the extended payment terms, we entered into an agreement with a financial institution to sell these receivables resulting in the receivables being de-recognized from our consolidated balance sheet.  The agreement is intended to directly offset the impact that extended customer payment terms would have on our days-sales-outstanding (DSO) metric that is critical to the effective management of our accounts receivable balance and our overall working capital.  Consequently, we realize no negative effect on our net income or cash flow associated with the extended customer payment terms. The maximum funding from receivables that may be sold at any time is currently $600 million, but may be increased as additional financial institutions are added to the agreement. We currently estimate that the amount of these receivables held at any time by the financial institution(s) will be up to approximately $1 billion.  During the year-to-date period ended September 30, 2017, $2.0 billion of accounts receivable have been sold through this program. As of September 30, 2017, approximately $480 million of accounts receivable sold under the securitization program remained outstanding, for which we received cash of approximately $433 million and a deferred purchase price asset of approximately $47 million.
Refer to Note 2 within Notes to Consolidated Financial Statements for further information related to the sale of accounts receivable.

Accounting standards to be adopted in future periods
Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued an ASU intended to simplify hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. The new guidance is effective on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The Company is currently assessing the impact and timing of adoption of this ASU.

In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We will adopt the ASU in the first quarter of 2018. If we had adopted the ASU in the first quarter of 2017, on an as reported basis, the impact to our Corporate segment would have been an increase to COGS and SG&A of $157 million and $120 million, respectively, with an offsetting decrease to other income (expense), net (OIE) of $277 million in the year-to-date period ended September 30, 2017. For the year-to-date period ended October 1, 2016, the impact to our Corporate segment would have been an increase to COGS and SG&A of $107 million and $35 million, respectively, with an offsetting decrease to OIE of $142 million. Adoption will have no impact on net income or cash flow. The impact to the Consolidated Balance Sheet at September 30, 2017 and October 1, 2016 would have been insignificant.

On a comparable basis, the impact would have been an increase to COGS and SG&A of $128 million and $71 million, respectively, with an offsetting decrease to OIE of $199 million in the year-to-date period ended September 30, 2017, and an increase to COGS and SG&A of $107 million and $63 million, respectively, with a decrease to OIE of $170 million in the year-to-date period ended October 1, 2016. On a comparable basis for the year ended December 31, 2016, the impact would have been an increase to COGS and SG&A of $144 million and $83 million, respectively, with an offsetting decrease to OIE of $227 million.

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

In August 2016, the FASB issued an ASU to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.   The amendments in this ASU should be applied retrospectively.  We will adopt the new ASU in the first quarter of 2018. If we had adopted the ASU in the first quarter of 2017, cash flow from operations would have decreased $45 million and cash flow from investing activities would have increased $45 million for the year-to-date period ended September 30, 2017.

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

In January 2016, the FASB issued an ASU which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. Entities should apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We will adopt the updated standard in the first quarter of 2018. We do not expect the adoption of this ASU to have a material impact on our financial statements.

In May 2014, the FASB issued an ASU which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. Based upon the Company's preliminary assessment, there will be some limited timing and classification differences upon adoption. The Company will adopt the updated standard in the first quarter of 2018, using a modified retrospective transition method, and the adoption is not expected to have a material impact on its financial statements.

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

Guidance is affirmed for currency-neutral comparable operating profit, which we believe will grow 7-9% year on year, as productivity savings offset the impact of lower net sales. The Company's currency-neutral comparable operating profit margin remains on pace to improve by 350 basis points from 2015 through 2018.

Guidance is also affirmed for earnings per share on a currency-neutral comparable basis. Specifically, we expect to generate growth of 8-10% off a 2016 base that excludes after-tax $0.02 from deconsolidated Venezuela results, to $4.03-$4.09. The growth should be driven by the aforementioned 7-9% growth in operating profit, with roughly 1% of additional leverage from modestly lower shares outstanding and other items, which slightly more than offsets a higher effective tax rate and flat interest expense. This earnings per share guidance excludes currency translation impact, which we now believe may come in at roughly half of our previous forecast of after-tax ($0.06) per share, owing to the year-to-date weakening of the U.S. dollar against certain currencies. Including this impact, comparable-basis earnings per share are expected to be $4.00-4.06.

Comparable-basis and currency-neutral comparable-basis earnings per share guidance by definition exclude up-front costs, principally related to the Project K program. These up-front costs are now expected to be after-tax $(0.65)-(0.75) per share, or $(325)-(375) million pretax, down from previous guidance of $(0.80)-(0.90) per share after tax and $(400)-(450) million pretax. The EPS guidance also continues to exclude integration costs, related to the Company's acquisition in Brazil, as well as previous acquisitions. These integration costs are now expected to come in toward the low end of our previous guidance range of $(0.01)-(0.03) per share after-tax.

We also affirmed our guidance for 2017 cash flow. Specifically, cash from operating activities should be approximately $1.6-1.7 billion, which after capital expenditure translates into cash flow of $1.1-1.2 billion.

Reconciliation of Non-GAAP amounts - 2017 Full Year Guidance*
	Net sales	Operating profit	EPS
Currency-Neutral Comparable Guidance	(3.0%)	7.0% - 9.0%	$4.03 - $4.09
Foreign currency impact	(0.5%)	(0.6%)	($.03)
Comparable Guidance	(3.5%)	6.4% - 8.4%	$4.00 - $4.06

Impact of certain items excluded from Non-GAAP guidance:
Project K and cost reduction activities (pre-tax)		1.9% - (1.5%)	($1.07) - ($.93)
Integration costs (pre-tax)		0.3%	($.02)
Acquisitions/dispositions (pre-tax)	1.4%	0.7%	$.07
Income tax benefit applicable to adjustments, net**			$.31 - $.27
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

•	the ability to realize the benefits we expect from the adoption of zero-based budgeting in the amounts and at the times expected;

•	the ability to realize the anticipated benefits from our implementation of a more formal revenue growth management discipline;

•	the ability to realize the anticipated benefits and synergies from acquired businesses in the amounts and at the times expected;

•	the impact of competitive conditions;

•	the effectiveness of pricing, advertising, and promotional programs;

•	the success of innovation, renovation and new product introductions;

•	the recoverability of the carrying value of goodwill and other intangibles;

•	the success of productivity improvements and business transitions;

•	commodity and energy prices;

•	labor costs;

•	disruptions or inefficiencies in supply chain;

•	the availability of and interest rates on short-term and long-term financing;

•	actual market performance of benefit plan trust investments;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	changes in consumer behavior and preferences;

•	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

•	legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations;

•	the ultimate impact of product recalls;

•	adverse changes in global climate or extreme weather conditions;

•	business disruption or other losses from natural disasters, war, terrorist acts, or political unrest; and,

•	the risks and uncertainties described herein under Part II, Item 1A.
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
Refer to disclosures contained within Item 7A of our 2016 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of September 30, 2017.
During 2017, we entered into forward starting interest swaps with notional amounts totaling €300 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate Euro debt to be used for general corporate purposes. These swaps were designated as cash flow hedges. The Euro forward starting interest rate swaps were settled upon issuance of fixed rate Euro debt. A resulting aggregate gain of $1 million was recorded in accumulated other comprehensive income (loss) and will be amortized as interest expense over the life of the related fixed rate debt. Refer to Note 7 within Notes to Consolidated Financial Statements for further information related to the fixed rate debt issuance.

During the year-to-date period ended September 30, 2017, we entered into interest rate swaps with notional amounts totaling approximately €600 million that are designated as fair value hedges of certain Euro debt. Additionally, we settled interest rate swaps with notional amounts totaling approximately $700 million which were previously designated as fair value hedges of certain U.S. Dollar Notes. We recorded an aggregate loss of $14 million related to the settled swaps that will be amortized as interest expense over the life of the related fixed rate debt. Refer to Note 7 within Notes to Consolidated financial Statements.

We have interest rate swaps with notional amounts totaling $2.2 billion outstanding at September 30, 2017 and December 31, 2016, representing a settlement obligation of $43 million and $64 million, respectively. The interest rate swaps are designated as fair value hedges of certain U.S. Dollar and Euro debt. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $26 million and $17 million at September 30, 2017 and December 31, 2016, respectively.

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
As of September 30, 2017, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Kellogg’s Project K initiative which includes the reorganization and relocation of certain financial, information technology, and logistics and distribution processes; internal to the organization was initiated in 2014. This initiative is expected to continue through 2018 and will continue to impact the design of our control framework. During efforts associated with Project K, we have implemented additional controls to monitor and maintain appropriate internal controls over financial reporting. There were no other changes during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
7/02/2017 - 7/29/2017	1.2	$66.82	—	$558
Month #2:
7/30/2017 - 8/26/2017	—	$—	—	$558
Month #3:
8/27/2017 - 9/30/2017	—	$—	—	$558
Total	1.2	$66.82	—
In December 2015, our board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $1.5 billion beginning in January 2016 through December 2017. This authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. During the third quarter of 2017, the Company repurchased 1.2 million shares for a total of $81 million.

Item 6. Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Fareed Khan
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Fareed Khan
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ Donald O. Mondano
Donald O. Mondano
Principal Accounting Officer; Vice President and Corporate Controller

Date: November 3, 2017

KELLOGG COMPANY
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from Fareed Khan	E
32.1	Section 1350 Certification from Steven A. Cahillane	E
32.2	Section 1350 Certification from Fareed Khan	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E