Form 10-K
period 2017-12-30
KELLOGG CO
filed 2018-02-20
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 30, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From                      To
Commission file number 1-4171
Kellogg Company
(Exact name of registrant as specified in its charter)

Delaware	38-0710690
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

 One Kellogg Square
Battle Creek, Michigan 49016-3599
(Address of Principal Executive Offices)
Registrant’s telephone number: (269) 961-2000

Securities registered pursuant to Section 12(b) of the Securities Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $.25 par value per share	New York Stock Exchange
1.750% Senior Notes due 2021	New York Stock Exchange
0.800% Senior Notes due 2022	New York Stock Exchange
1.000% Senior Notes due 2024	New York Stock Exchange
1.250% Senior Notes due 2025	New York Stock Exchange

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on July 1, 2017 was approximately $18.9 billion based on the closing price of $68.34 for one share of common stock, as reported for the New York Stock Exchange on that date.
As of January 27, 2018, 345,748,749 shares of the common stock of the registrant were issued and outstanding.
Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 27, 2018 are incorporated by reference into Part III of this Report.

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
Financial Information About Segments. Information on segments is located in Note 18 within Notes to the Consolidated Financial Statements.
Principal Products. Our principal products are snacks, such as cookies, crackers, savory snacks, toaster pastries, cereal bars, granola bars and bites, fruit-flavored snacks; and convenience foods, such as, ready-to-eat cereals, frozen waffles and veggie foods. These products were, as of February 20, 2018, manufactured by us in 21 countries and marketed in more than 180 countries. They are sold to retailers through direct sales forces for resale to consumers. We use broker and distributor arrangements for certain products and channels, as well as less-developed market areas or in those market areas outside of our focus.
Our snacks brands are marketed under brands such as Kellogg’s, Keebler, Cheez-It, Pringles, Murray, Austin, Famous Amos, Parati, and RXBAR.  Our cereals and cereal bars are generally marketed under the Kellogg’s name, with some under the Kashi and Bear Naked brands.  Our frozen foods are marketed under the Eggo and Morningstar Farms brands.
We also market cookies, crackers, crisps, and other convenience foods, under brands such as Kellogg’s, Keebler, Cheez-It, Pringles, Murray, Austin and Famous Amos, to supermarkets in the United States through a variety of distribution methods.
Additional information pertaining to the relative sales of our products for the years 2015 through 2017 is located in Note 18 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Corporate responsibility and sustainability. Climate change and food security are core business issues for Kellogg to ensure the long-term health and viability of the ingredients we use in our products. The Social Responsibility & Public Policy Committee of our Board of Directors oversees the company's sustainability efforts and climate policy. All four committee members are independent. At the executive level, environmental and social issues in our supply chain are overseen by our Chief Sustainability Officer and are aligned and included in parallel work streams within internal audit and audit committee. Policies and strategies regarding these topics are aligned in the organization’s lobbying, advocacy, and membership efforts. In multi-stakeholder initiatives, Kellogg partners with suppliers, customers, governments and non-governmental organizations, including the World Business Council for Sustainable Development and the Consumer Goods Forum.

Kellogg Company relies on natural capital including energy for product manufacturing and distribution, water as an ingredient, for facility cleaning and steam power, and food crops and commodities as an ingredient. These natural capital dependencies are at risk of shortage, price volatility, regulation, and quality impacts due to climate change which is assessed as part of Kellogg’s overall enterprise risk management approach. Specific risks including water stress and social accountability are specifically identified and assessed on a regular basis, especially in emerging market expansion that fuels company growth. Due to these risks, Kellogg has implemented major short- and long-term initiatives to mitigate and adapt to these environmental pressures, as well as the resulting challenge of food security.
Global sustainability commitments. Kellogg has committed to improving efficiency in its owned manufacturing footprint by reducing water use, total waste, energy use, and greenhouse gas (GHG) emissions by 15% per metric tonne of food produced by 2020 from a 2015 baseline. We will report 2017 energy, GHG, and water use reductions in our 2017/2018 Corporate Responsibility Report. The goal is to reduce the risk of disruptions from unexpected constraints in natural resource availability or impacts on raw material pricing. Additionally, Kellogg is committed to implement water reuse projects in at least 25% of our plants by 2020 from a 2015 baseline, with a specific focus on plants located in water stressed areas. Kellogg has committed to responsibly sourcing our ten priority ingredients as determined by environmental, social, and business risk by 2020 by partnering with suppliers and farmers to measure continuous improvement. In addition, Kellogg established third-party approved science-based targets to reduce absolute Scope 1 and 2 greenhouse emissions by 65% and Scope 3 greenhouse emissions by 50% by 2050 from a 2015 baseline. Through these commitments, Kellogg supports the United Nations Sustainable Development Goal #13 to take urgent action to combat climate change and its impacts.
In 2016, the manufacturing organization led sustainability efforts that resulted in a reduction in water use by 2.7%, energy use by 0.1%, an increase in GHG emissions by 1.8% per metric tonne of food produce compared to a 2015 baseline. In the first year of our science-based targets, we’ve reduced absolute Scope 1 and 2 emissions by 0.2%. Numerous factors contributed to our increased GHG emissions, including 1) in several countries where we operate, drought conditions have decreased the generation of clean energy from hydropower; 2) the decreasing prices of fossil fuels has encouraged some countries to generate more electricity from these non-renewable sources; and 3) our growing Pringles® business requires more energy (and water) to produce than other Kellogg foods. In September 2017, Kellogg joined RE100, an industry platform working together towards 100% renewable electricity. Increasing our use of renewable electricity will lower business risk and reduce GHG emissions.

Food Loss and Waste: As a global food company, Kellogg is committed to addressing the critical issues of climate and food security, and we’re committed to address food loss and waste. Kellogg supports the United Nations Sustainable Development Goal (SDG) 12.3, to halve per capita global food waste at the retail and consumer levels and reduce food losses along production and supply chains, including post-harvest losses, by 2030. These goals are aligned with Kellogg commitments to reduce waste, with a focus on food waste across our end-to-end supply chain. And through our global signature cause platform, Breakfasts for Better Days™ we’re donating food for hunger relief that may otherwise go to waste.

Breakfasts for Better Days: In 2016, this global social purpose platform expanded with the intent to contribute to food security - aligned to United Nations Sustainable Development Goal #2 SDG 2: End hunger, achieve food security and improved nutrition, and promote sustainable agriculture. The goal of the program is to create 3 billion Better Days by 2025 to address food security risks that can impact the Company as well as create opportunity to engage consumers. The Company’s five key commitments include food donations, expansion of breakfast clubs, supporting 500,000 farmers, committing to 45,000 employee volunteer days, and engaging 300 million people to join Kellogg in its hunger relief efforts. Through Breakfasts for Better Days, Kellogg has helped make billions of days better for people in need, providing 1.9 billion servings of food since 2013.
As a grain-based food company, the success of Kellogg Company is dependent on having timely access to high quality, low cost ingredients, water and energy for manufacturing globally. Risks are identified annually through annual reporting and evaluated in the short (<3 years), medium (3 - 6 years) and long terms (>6 years). The Company has incorporated the risks and opportunities of climate change and food security as part of the Global 2020 Growth Strategy and global Heart and Soul Strategy by continuing to identify risk, incorporate sustainability indicators into strategic priorities, and report regularly to leadership, the Board, and publicly. While these risks are not currently impacting business growth, they must be monitored, evaluated, and mitigated.
Raw Materials. Agricultural commodities, including corn, wheat, potato flakes, vegetable oils, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugate, and plastic are the principal packaging materials used by us. We continually monitor world supplies and prices of such commodities (which include such packaging materials), as well as government trade policies. The cost of such commodities may fluctuate widely due to government policy and regulation, weather conditions, climate change or other unforeseen circumstances. Continuous efforts are made to maintain and improve the quality and supply of such commodities for purposes of our short-term and long-term requirements.
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
We enter into long-term contracts for the materials described in this section and purchase these items on the open market, depending on our view of possible price fluctuations, supply levels, and our relative negotiating power. While the cost of some of these materials has, and may continue to increase over time, we believe that we will be able to purchase an adequate supply of these items as needed. As further discussed herein under Part II, Item 7A, we also use commodity futures and options to hedge some of our costs.

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
Trademarks and Technology. Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to cereals, snacks and various other foods manufactured and marketed by us, and we also grant licenses to third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals, convenience foods and our other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Choco Zucaritas, Cocoa Krispies, Kellogg’s Corn Flakes, Corn Pops, Cracklin’ Oat Bran, Crispix, Eggo, Froot Loops, Kellogg’s Frosted Flakes, Krave, Frosted Krispies, Frosted Mini-Wheats, Mueslix, Pops, Kellogg's Raisin Bran, Raisin Bran Crunch, Rice Krispies, Rice Krispies Treats, Smacks/Honey Smacks, Special K, Special K Nourish, Special K Red Berries and Zucaritas in the United States and elsewhere; Sucrilhos, Krunchy Granola, Kellogg's Extra, Kellness, Müsli, and Choco Krispis for cereals in Latin America; Vector in Canada; Ancient Legends, Coco Pops, Choco Krispies, Frosties, Fruit ‘N Fibre, Kellogg’s Crunchy Nut, Krave, Honey Loops, Kellogg’s Extra, Country Store, Smacks, Pops, Honey Bsss, Croco Copters, W.K. Kellogg, Toppas and Tresor for cereals in Europe; and Froot Ring, Guardian, Just Right, Sultana Bran, Frosties, Rice Bubbles, Nutri-Grain, and Sustain for cereals in Asia and Australia. Additional trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak and Variety.
Other brand names include Kellogg’s Corn Flake Crumbs; All-Bran, Choco Krispis, Crunchy Nut, Frutela, Special K, Squares, Zucaritas and Sucrilhos for cereal bars; Pop-Tarts for toaster pastries; Eggo and Nutri-Grain for frozen waffles and pancakes; Eggo, Special K and MorningStar Farms for breakfast sandwiches; Rice Krispies Treats for convenience foods; Special K protein shakes; Nutri-Grain cereal bars for convenience foods in the United States and elsewhere; K-Time, Split Stix, Be Natural, Sunibrite and LCMs for convenience foods in Australia; Choco Krispies, Coco Pops, and Rice Krispies Squares for convenience foods in Europe; Kashi for certain cereals, convenience foods, frozen foods, powders and pilaf; GoLean for cereals and nutrition bars; Special K and Vector for meal bars; Bear Naked for granola cereal and snack bites, Pringles for potato crisps, corn crisps, grain and vegetable crisps and potato sticks; and Morningstar Farms and Gardenburger for certain meat alternatives.
We also market convenience foods under trademarks and tradenames which include Keebler, Austin, Cheez-It, Chips Deluxe, Club, E. L. Fudge, Famous Amos, Fudge Shoppe, Gripz, Krispy, Minueto, Mother’s, Murray, Murray Sugar Free, Parati, Ready Crust, RXBAR, Sandies, Special K, Soft Batch, Simply Made, Stretch Island, Sunshine, Toasteds, Town House, Trink, Vienna Fingers, Zesta and Zoo Cartoon. One of our subsidiaries is also the exclusive licensee of the Carr’s cracker line in the United States.
Our trademarks also include logos and depictions of certain animated characters in conjunction with our products, including Snap! Crackle! Pop! for Cocoa Krispies and Rice Krispies cereals and Rice Krispies Treats convenience foods; Tony the Tiger for Kellogg’s Frosted Flakes, Zucaritas, Sucrilhos and Frosties cereals and convenience foods; Ernie Keebler for cookies, convenience foods and other products; the Hollow Tree logo for certain convenience foods; Toucan Sam for Froot Loops cereal; Dig ‘Em for Smacks/Honey Smacks cereal; Sunny for Kellogg’s Raisin Bran and Raisin Bran Crunch cereals; Coco the Monkey for Coco Pops and Chocos cereal; Cornelius (aka Cornelio) for Kellogg’s Corn Flakes; Melvin the Elephant for certain cereal and convenience foods; Chocovore and Sammy the Seal (aka Smaxey the Seal) for certain cereal products; and Mr. P or Julius Pringles for Pringles potato crisps, corn crisps, grain and vegetable crisps and potato sticks.
The slogans The Original & Best, They’re Gr-r-reat!, Show Your Stripes and Follow Your Nose, are used in connection with our ready-to-eat cereals, along with L’ Eggo my Eggo, used in connection with our frozen waffles, pancakes, French toast sticks and breakfast sandwiches, Uncommonly Good and It Takes Heart To Make a Good Cookie used in connection with convenience food products, Taste It To Believe It used in connection with meat alternatives and Pop Play Eat used in connection with potato crisps are also important Kellogg trademarks.
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
Customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2017, comprised principally of sales within the United States. At December 30, 2017, approximately 17% of our consolidated receivables balance and 26% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2017. During 2017, our top five customers, collectively, including Wal-Mart, accounted for approximately 35% of our consolidated net sales and approximately 49% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.
Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 30, 2017 and December 31, 2016 was not material to us.
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
Research and Development. Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately (in millions): 2017-$148; 2016-$182; 2015-$193.
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
Employees. At December 30, 2017, we had approximately 33,000 employees.
Financial Information About Geographic Areas. Information on geographic areas is located in Note 18 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Executive Officers. The names, ages, and positions of our executive officers (as of February 20, 2018) are listed below, together with their business experience. Executive officers are elected annually by the Board of Directors.

Amit Banati	49
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

John A. Bryant	52
Chairman

Mr. Bryant has been Chairman of the Board of Kellogg Company since July 2014.  Mr. Bryant retired from his role as President and Chief Executive Officer on October 1, 2017, having served in that role since January 2011.  He has been a member of Kellogg Company’s Board of Directors since July 2010.  From December 2006 through January 2011, Mr. Bryant held various operating roles, including President, Kellogg International; President, Kellogg North America; and Chief Operating Officer.  He was also the Chief Financial Officer of Kellogg Company from February 2002 until June 2004 and again from December 2006 through December 2009.   Mr. Bryant joined Kellogg Company in 1998 and was promoted during the next four years to a number of key financial and executive leadership roles.  He has also been a trustee of the W. K. Kellogg Foundation Trust since 2015, and is a director of Macy’s Inc.

Steven A. Cahillane	52
President and Chief Executive Officer

Mr. Cahillane became President and Chief Executive Officer on October 2, 2017, and has served as a Kellogg Director since October 2017. Prior to joining Kellogg, Mr. Cahillane served as Chief Executive Officer and President, and as member of the board of directors, of Alphabet Holding Company, Inc., and its wholly-owned operating subsidiary, The Nature’s Bounty Co., since September 8, 2014. Prior to that, Mr. Cahillane served as Executive Vice President of The Coca-Cola Company from February 2013 to February 2014 and President of Coca-Cola Americas, the global beverage maker’s largest business, with $25 billion in annual sales at that time, from January 2013 to February 2014. Mr. Cahillane served as President of various Coca-Cola operating groups from 2007 to 2012.

Alistair D. Hirst	58
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

Christopher M. Hood	55
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

Melissa A. Howell	51
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

Fareed Khan	52
Senior Vice President and Chief Financial Officer
Mr. Khan has been Senior Vice President, Chief Financial Officer and Principal Financial Officer, Kellogg Company since February 22, 2017. Mr. Khan joined Kellogg in February 2017. Before joining the Company, he served as Chief Financial Officer of US Foods Holding Corp. since 2013. Prior to that, Mr. Khan had been Senior Vice President and Chief Financial Officer of United Stationers Inc. since July 2011. Prior to United Stationers Inc., he spent twelve years with USG Corporation, where he most recently served as Executive Vice President, Finance and Strategy. Before joining USG Corporation in 1999, Mr. Khan was a consultant with McKinsey & Company, where he served global clients on a variety of projects.

Maria Fernanda Mejia	54
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

Donald O. Mondano	46
Vice President and Corporate Controller
Mr. Mondano assumed his current position in March 2016. Prior to joining Kellogg Company, Mr. Mondano was Vice President, Finance and Corporate Controller at The Manitowoc Company, a Wisconsin-based manufacturer specializing in products for global foodservice and construction industries, since 2012. In this role, he was not only responsible for the enterprise reporting and accounting function, but he was also responsible for overseeing enterprise financial planning and analysis, management reporting and the overall finance function of one of the two business segments, the Cranes business unit. Prior to that role, he worked in various roles of increasing responsibility at PricewaterhouseCoopers at various international and domestic offices from March 2000 to June 2012. Mr. Mondano previously held positions in Phillip Semiconductors and The Bank of the Philippine Islands, as a cost accountant and commercial lender, respectively.

Paul T. Norman	53
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

Gary H. Pilnick	53
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

Clive M. Sirkin	54
Senior Vice President, Kellogg Company
Chief Growth Officer
Mr. Sirkin assumed his current position in December 2015. Prior to joining Kellogg Company, he served as Kimberly-Clark’s Chief Marketing Officer (CMO) since 2012. Prior to joining Kimberly-Clark, Mr. Sirkin served as Principal, Plunger Group, a consulting firm focused on working with CMOs to transform brand building from an analog advertising and communication model to a digitally driven commercial model focused on driving growth. Prior to founding Plunger Group, he served as Group Managing Director Leo Burnett Worldwide. During his 15-year tenure with Leo Burnett, Mr. Sirkin also served as Executive Vice President - Global Director, and Vice President, Leo Burnett Canada.

Availability of Reports; Website Access; Other Information. Our internet address is http://www.kelloggcompany.com. Through “Investor Relations” — “Financial Reports” — “SEC Filings” on our home page, we make available free of charge our proxy statements, our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, SEC Forms 3, 4 and 5 and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Our reports filed with the Securities and Exchange Commission are also made available to read and copy at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information about the Public Reference Room by contacting the SEC at 1-800-SEC-0330. Reports filed with the SEC are also made available on its website at www.sec.gov.
Copies of the Corporate Governance Guidelines, the Charters of the Audit, Compensation and Talent Management, and Nominating and Governance Committees of the Board of Directors, the Code of Conduct for Kellogg Company directors and Global Code of Ethics for Kellogg Company employees (including the chief executive officer, chief financial officer and corporate controller) can also be found on the Kellogg Company website. Any amendments or waivers to the Global Code of Ethics applicable to the chief executive officer, chief financial officer and corporate controller can also be found in the “Investor Relations” section of the Kellogg Company website. Shareowners may also request a free copy of these documents from: Kellogg Company, P.O. Box CAMB, Battle Creek, Michigan 49016-9935 (phone: (800) 961-1413), Investor Relations Department at that same address (phone: (269) 961-2800) or investor.relations@kellogg.com.
Forward-Looking Statements. This Report contains “forward-looking statements” with projections concerning, among other things, the Company’s global growth and efficiency program (Project K), the integration of acquired businesses, our strategy, zero-based budgeting, financial principles, and plans; initiatives, improvements and growth; sales, margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “estimate,” “project,” “should,” or words or phrases of similar meaning. For example, forward-looking statements are found in this Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including the ability to implement Project K, including exiting our Direct-Store-Door distribution system, whether the expected amount of costs associated with Project K will exceed forecasts, whether the Company will be able to realize the anticipated benefits from Project K in the amounts and times expected, the ability to realize the benefits we expect from the adoption of zero-based budgeting in the amounts and at the times expected, the ability to realize anticipated benefits from revenue growth management, the ability to realize the anticipated benefits and synergies from acquired businesses in the amounts and at the times expected, the impact of competitive conditions; the effectiveness of pricing, advertising, and promotional programs; the success of innovation, renovation and new product introductions; the recoverability of the carrying value of goodwill and other intangibles; the success of productivity improvements and business transitions; commodity and energy prices; labor costs; disruptions or inefficiencies in supply chain; the availability of and interest rates on short-term and long-term financing; actual market performance of benefit plan trust investments; the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs; changes in consumer behavior and preferences; the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability; legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations; the ultimate impact of product recalls; adverse changes in global climate or extreme weather conditions; business disruption or other losses from natural disasters, war, terrorist acts, or political unrest; and the risks and uncertainties described in Item 1A below. Forward-looking statements speak only as of the date they were made, and we undertake no obligation to publicly update them.
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
In November 2013, the Company announced a global efficiency and effectiveness program (Project K). The successful implementation of Project K presents significant organizational design and infrastructure challenges and in many cases will require successful negotiations with third parties, including labor organizations, suppliers, business partners, and other stakeholders. In addition, the project may not advance our business strategy as expected. While we are four years into the implementation of Project K and many of the initiatives under the program have been successfully implemented or are nearing completion, we may not be able to implement Project K as planned, including the successful exit of our Direct Store Delivery network and transitioning that business to a warehouse model. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits or our not realizing the anticipated benefits on our expected timetable. If we are unable to realize the anticipated savings of the program, our ability to fund other initiatives may be adversely affected. Any failure to implement Project K in accordance with our expectations could adversely affect our financial condition, results of operations and cash flows.
In addition, the complexity of Project K has required, and will continue to require a substantial amount of management and operational resources. Our management team must successfully implement administrative and operational changes necessary to achieve the anticipated benefits of Project K. These and related demands on our resources may divert the organization’s attention from existing core businesses, integrating or separating personnel and financial or other systems, have adverse effects on existing business relationships with suppliers and customers, and impact employee morale. As a result our financial condition, results of operations or cash flows may be adversely affected.
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
We face competition across our product lines, including ready-to-eat cereals and convenience foods, from other companies which have varying abilities to withstand changes in market conditions. Most of our competitors have substantial financial, marketing and other resources, and competition with them in our various markets and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose category share, any of which could have a material adverse effect on our business and financial results. In some cases, our competitors may be able to respond to changing business and economic conditions more quickly than us. Category share and growth could also be adversely impacted if we are not successful in introducing new products, anticipating changes in consumer preferences with respect to dietary trends or purchasing behaviors or in effectively assessing, changing and setting proper pricing.

The changing retail environment could negatively impact our sales and profits.
Our businesses are largely concentrated in the traditional retail grocery trade. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2017, comprised principally of sales within the United States. At December 30, 2017, approximately 17% of our consolidated receivables balance and 26% of our U.S. receivables balance was comprised of amounts owed by Wal-Mart Stores, Inc. and its affiliates. No other customer accounted for greater than 10% of net sales in 2017. During 2017, our top five customers, collectively, including Wal-Mart, accounted for approximately 35% of our consolidated net sales and approximately 49% of U.S. net sales. There can be no assurances that our largest customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. As the retail grocery trade continues to consolidate and retailers become larger, our large retail customers have sought, and may continue to seek in the future, to use their position to improve their profitability through improved efficiency, lower pricing, increased promotional programs funded by their suppliers and more favorable terms. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer or severe adverse impact on the business operations of any large customer for an extended length of time could negatively impact our sales and profits.
Additionally, alternative retail channels, such as internet-based retailers, mobile applications, subscription services, discount and dollar stores, drug stores and club stores, have become more prevalent. If we are not successful in expanding sales in alternative retail channels, our business or financial results may be negatively impacted. In addition, these alternative retail channels may create consumer price deflation, affecting our retail customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases. Also, if these alternative retail channels, such as internet-based retailers were to take significant share away from traditional retailers that could have a flow over effect on our business and our financial results could be negatively impacted.
Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands.
We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers, or the failure to meet the nutrition expectations of our products or particular ingredients in our products (whether or not valid), including whether certain of our products are perceived to contribute to obesity. In addition, we might fail to anticipate consumer preferences with respect to dietary trends or purchasing behaviors, invest sufficiently in maintaining, extending and expanding our brand image or achieve the desired efforts of our marketing efforts. The growing use of social and digital media by consumers, Kellogg and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about Kellogg, our brands or our products on social or digital media could seriously damage our brands, reputation and brand loyalty, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction. Brand recognition and loyalty can also be impacted by the effectiveness of our advertising campaigns, marketing programs and sponsorships, as well as our use of social media. If we do not maintain the favorable perception of our brands, our results could be negatively impacted.
The impact of recently enacted tax reform legislation in the U.S. on our business is uncertain.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code which impact our year ended 12/30/17, including but not limited to, reducing the corporate tax rate from 35% to 21%,  requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may be electively paid over eight years, and accelerating first year expensing of certain capital expenditures.
The Tax Act also introduces new tax laws that may impact our taxable income beginning in 2018 which will include, but not limited to the repeal of the domestic production activity deduction, generally eliminating U.S. federal income taxes on foreign earnings (subject to certain important exceptions), a new provision designed to tax currently global intangible low taxed income (GILTI), a provision that could limit the amount of deductible interest expense, limitations on the deductibility of certain executive compensation, creating a base erosion anti-abuse tax (BEAT),  and modifying or repealing many deductions and credits.
The impact of many provisions of the Tax Act lack clarity and is subject to interpretation until additional Internal Revenue Service guidance is issued.  The ultimate impact of the act may differ from the Company’s estimates due to changes in the interpretations and assumptions made as well as any forthcoming regulatory guidance.
Tax matters, including changes in tax rates, disagreements with taxing authorities and imposition of new taxes could impact our results of operations and financial condition.
The Company is subject to taxes in the U.S. and numerous foreign jurisdictions where the Company’s subsidiaries are organized. Due to economic and political conditions (including shifts in the geopolitical landscape), tax rates in the U.S. and various foreign jurisdictions have been and may be subject to significant change. The future effective tax rate could be effected by changes in mix of earnings in countries with differing statutory tax rates, changes in valuation of deferred tax asset and liabilities, or changes in tax laws or their interpretation which includes recently enacted U.S. tax reform and contemplated changes in other countries of long-standing tax principles if finalized and adopted could have a material impact on our income tax expense and deferred tax balances.
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
Our activities or products, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Food and Drug Administration, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce and Labor, as well as similar and other authorities outside of the United States, International Accords and Treaties and others, including voluntary regulation by other bodies. In addition, legal and regulatory systems in emerging and developing markets may be less developed, and less certain. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic or social events. In addition, the enforcement of remedies in certain foreign jurisdictions may be less certain, resulting in varying abilities to enforce intellectual property and contractual rights.
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
The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax, anticorruption standards, advertising and claims, and environmental matters. The need to comply with new, evolving or revised tax, environmental, food quality and safety, labeling or other laws or regulations, or new, evolving or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations. Governmental and administrative bodies within the U.S. are considering a variety of trade and other regulatory forms. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling and serving size regulations), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Even if regulatory review does not result in these types of determinations, it could potentially create negative publicity or perceptions which could harm our business or reputation. Further, modifications to international trade policy, including changes to or repeal of the North American Free Trade Agreement or the imposition of increased or new tariffs, quotas or trade barriers on key commodities, could have a negative impact on us or the industries we serve, including as a result of related uncertainty, and could materially and adversely impact our business, financial condition, results of operations and cash flows.

Our operations face significant foreign currency exchange rate exposure and currency restrictions which could negatively impact our operating results.
We hold assets and incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, including the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian Real, Nigerian Naira, and Russian ruble. Because our consolidated financial statements are presented in U.S. dollars, we must translate our assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates and face exposure to adverse movements in foreign currency exchange rates. For example, the announcement of Brexit has caused, and may continue to cause, significant volatility in currency exchange rate fluctuations. Consequently, changes in the value of the U.S. dollar may unpredictably and negatively affect the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.
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
Our success is dependent on anticipating changes in consumer preferences and on successful new product and process development and product relaunches in response to such changes. Trends within the food industry change often, and failure to identify and react to changes in these trends could lead to, among other things, reduced loyalty demand and price reductions for our brands and products. We aim to introduce products or new or improved production processes on a timely basis in order to counteract obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products and to the research, development and technology process functions of our business, we may not be successful in developing new products or our new products may not be commercially successful. In addition, if sales generated by new products cause a decline in sales of the Company's existing products, the Company's financial condition and results of operations could be materially adversely affected. Our future results and our ability to maintain or improve our competitive position will depend on our capacity to gauge the direction of our key markets and upon our ability to successfully identify, develop, manufacture, market and sell new or improved products in these changing markets.
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
We have indebtedness that is substantial in relation to our shareholders’ equity, and we may incur additional indebtedness in the future, or enter into off-balance sheet financing, which would increase our leverage risks. As of December 30, 2017, we had total debt of approximately $8.6 billion and total Kellogg Company equity of $2.2 billion.
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
As of December 30, 2017, the carrying value of intangible assets totaled approximately $8.1 billion, of which $5.5 billion was goodwill and $2.6 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $16.4 billion and total Kellogg Company equity of $2.2 billion.
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
We increasingly rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to the reporting of our results of operations. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, consumers and suppliers depends on information technology. Our information technology systems, and the systems of the parties we communicate and collaborate with, may be vulnerable to a variety of interruptions, as a result of updating our enterprise platform or due to events beyond our or their control, including, but not limited to, network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. Moreover, our computer systems have been, and will likely continue to be subjected to computer viruses, malware, ransonware or other malicious codes, unauthorized access attempts, and cyber- or phishing-attacks. Cyber threats are constantly evolving and this increases the difficulty of detecting and successfully defending against them. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm. To date, we have not experienced a material breach of cyber security. While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.
The Company offers promotions, rebates, customer loyalty and other programs through which it may receive personal information, and it or its vendors could experience cyber-attacks, privacy breaches, data breaches or other incidents that result in unauthorized disclosure of consumer, customer, employee or Company information. If the Company suffers a loss as a result of a breach or other breakdown in its technology, including such cyber-attack, privacy breaches, data breaches or other incident involving one of the Company's vendors, that result in unauthorized disclosure or significant unavailability of business, financial, personal or stakeholder information, the Company may suffer reputational, competitive and/or business harm and may be exposed to legal liability, which may adversely affect the Company's results of operations and/or financial condition. The misuse, leakage or falsification of information could result in violations of data privacy laws, the Company may become subject to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems. In addition, if the Company's suppliers or customers experience such a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company's supply chain or reduced customer orders, which would adversely affect the Company's business operations.
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
We are a global company and generated 37% of our 2017 net sales, 35% of 2016 and 37% of our 2015 net sales outside the United States. We manufacture our products in 21 countries and have operations in more than 180 countries, so we are subject to risks inherent in multinational operations. Those risks include:

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
There may be uncertainty as a result of key global events during 2018. For example, the continuing uncertainty arising from the Brexit referendum in the United Kingdom as well as ongoing terrorist activity, may adversely impact global stock markets (including The New York Stock Exchange on which our common shares are traded) and general global economic conditions. All of these factors are outside of our control, but may nonetheless cause us to adjust our strategy in order to compete effectively in global markets.
The results of the United Kingdom's referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. In February 2017, the British Parliament voted in favor of allowing the British government to begin negotiating the terms of the United Kingdom’s withdrawal from the European Union, and, in March 2017, the British government invoked Article 50 of the Treaty on European Union, which, per the terms of the treaty, formally triggered a two-year negotiation process and puts the United Kingdom on a course to withdraw from the European Union by the end of March 2019. The terms of withdrawal have not been established and the United Kingdom will remain a member of the European Union until conclusion of the withdrawal agreement. If no agreement is concluded within two years of formal notification of withdrawal, however, then the United Kingdom may leave the European Union at such time. Accordingly, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum has also given rise to calls for the governments of other European Union member states to consider withdrawal.
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

Foreign, federal, state and local regulatory and legislative bodies have proposed various legislative and regulatory measures relating to climate change, regulating greenhouse gas emissions and energy policies. In the event that such regulation is enacted, we may experience significant increases in our costs of operation and delivery. In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. Lastly, consumers and customers may put an increased priority on purchasing products that are sustainably grown and made, requiring us to incur increased costs for additional transparency, due diligence and reporting. As a result, climate change could negatively affect our business and operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters and principal research and development facilities are located in Battle Creek, Michigan.
We operated, as of February 20, 2018, offices, manufacturing plants and distribution and warehousing facilities totaling more than 39 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants or facilities in San Jose, California; Atlanta, Augusta, and Rome, Georgia; Chicago, Illinois; Seelyville, Indiana; Kansas City, Kansas; Florence, Louisville and Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary, North Carolina; Cincinnati and Zanesville, Ohio; Muncy, Pennsylvania; Jackson and Rossville, Tennessee; and Allyn, Washington.
Outside the United States, we had, as of February 20, 2018, additional manufacturing locations, some with warehousing facilities, in Australia, Austria, Belgium, Brazil, Canada, Colombia, Ecuador, Egypt, Germany, Great Britain, India, Japan, Malaysia, Mexico, Poland, Russia, South Africa, South Korea, Spain, Thailand, and Venezuela. We also have joint ventures in China, Nigeria, Ghana and Turkey which own or operate manufacturing or warehouse facilities.
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
In December 2015, the board of directors approved a new authorization to repurchase of up to $1.5 billion of our common stock beginning in 2016 through December 2017. In December 2017, a new authorization by the board of directors approved the repurchase of up to $1.5 billion of our common stock beginning in January 2018 through December 2019.
The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended December 30, 2017.

(millions, except per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: 10/01/17-10/28/17	—	—	—	$558
Month #2: 10/29/17-11/25/17	—	—	—	$558
Month #3: 11/26/17-12/30/17	—	—	—	$558

ITEM 6. SELECTED FINANCIAL DATA
Kellogg Company and Subsidiaries
Selected Financial Data

(millions, except per share data and number of employees)	2017	2016	2015	2014	2013
Operating trends
Net sales	$12,923	$13,014	$13,525	$14,580	$14,792
Gross profit as a % of net sales	38.9%	36.5%	34.6%	34.7%	41.3%
Depreciation	469	510	526	494	523
Amortization	12	7	8	9	9
Advertising expense (a)	731	735	898	1,094	1,131
Research and development expense (a)	148	182	193	199	199
Operating profit	1,946	1,395	1,091	1,024	2,837
Operating profit as a % of net sales	15.1%	10.7%	8.1%	7.0%	19.2%
Interest expense	256	406	227	209	235
Net income attributable to Kellogg Company	1,269	694	614	632	1,807
Average shares outstanding:
Basic	348	350	354	358	363
Diluted	350	354	356	360	365
Per share amounts:
Basic	3.65	1.98	1.74	1.76	4.98
Diluted	3.62	1.96	1.72	1.75	4.94
Cash flow trends
Net cash provided by operating activities	$1,646	$1,628	$1,691	$1,793	$1,807
Capital expenditures	501	507	553	582	637
Net cash provided by operating activities reduced by capital expenditures (b)	1,145	1,121	1,138	1,211	1,170
Net cash used in investing activities	(1,094)	(893)	(1,127)	(573)	(641)
Net cash used in financing activities	(604)	(642)	(706)	(1,063)	(1,141)
Interest coverage ratio (c)	9.5	4.6	6.8	7.3	14.3
Capital structure trends
Total assets	$16,350	$15,111	$15,251	$15,139	$15,456
Property, net	3,716	3,569	3,621	3,769	3,856
Short-term debt and current maturities of long-term debt	779	1,069	2,470	1,435	1,028
Long-term debt	7,836	6,698	5,275	5,921	6,312
Total Kellogg Company equity	2,212	1,910	2,128	2,789	3,545
Share price trends
Stock price range	$59-76	$70-87	$61-74	$57-69	$55-68
Cash dividends per common share	2.12	2.04	1.98	1.90	1.80
Number of employees	33,000	37,000	34,000	30,000	30,000

(a)
Advertising declined in both 2016 and 2015 as a result of foreign currency translation, implementation of efficiency and effectiveness programs including zero-based budgeting, the change in media landscape migrating investment to digital, and shifting investment to food innovation and renovation.  Research and development declined due to changes intended to create a more efficient organizational design. We remain committed to invest in our brands at an industry-leading level to maintain the strength of our many recognizable brands in the marketplace.

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

For more than 100 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. These foods include snacks, such as cookies, crackers, savory snacks, toaster pastries, cereal bars and bites, fruit-flavored snacks; and convenience foods, such as, ready-to-eat cereals, frozen waffles and veggie foods.
Kellogg products are manufactured and marketed globally.

Segments
We manage our operations through ten operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. We report results of operations in the following reportable segments: U.S. Morning Foods; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. The reportable segments are discussed in greater detail in Note 18 within Notes to Consolidated Financial Statements.

Operating Margin Expansion Through 2018
In 2016, we announced a plan to increase our currency-neutral comparable operating margin by 350 basis points from 2015 through 2018, excluding the impact of pending accounting changes beginning in the first quarter of 2018. In 2017, currency-neutral comparable operating margin increased 160 basis points as a result of COGS and SG&A savings realized from Project K and ZBB initiatives. Currency-neutral comparable operating margin was 16.9% for the full year 2017, which is 250 basis points higher than the level recorded for 2015.

During 2018, we expect to realize more than half of the remaining Project K savings, including savings from our DSD exit, and all remaining planned ZBB savings. These savings are expected to more than offset increased reinvestment in brand building, modest input cost inflation and higher transportation costs. As a result, we are currently on pace to deliver our targeted 3-year goal of margin expansion in 2018, excluding the impact of accounting changes.

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

2017, 2016, and 2015 Non-GAAP Financial Measures
Non-GAAP financial measures used for evaluation of 2017, 2016 and 2015 performance include comparable net sales, comparable gross margin, comparable SGA, comparable operating profit, comparable operating profit margin, comparable effective tax rate, comparable net income attributable to Kellogg Company, comparable diluted EPS, and cash flow. These non-GAAP financial measures are also evaluated for year-over-year growth and on a currency-neutral basis to evaluate the underlying growth of the business and to exclude the effect of foreign currency. We determine currency-neutral operating results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. These non-GAAP financial measures may not be comparable to similar measures used by other companies.

•
Comparable net sales: We adjust the GAAP financial measures to exclude the pre-tax effect of acquisitions, divestitures, shipping day differences, and impacts of the Venezuela deconsolidation . We excluded the items which we believe may obscure trends in our underlying net sales performance. By providing this non-GAAP net sales measure, management intends to provide investors with a meaningful, consistent comparison of net sales performance for the Company and each of our reportable segments for the periods presented. Management uses this non-GAAP measure to evaluate the effectiveness of initiatives behind net sales growth, pricing realization, and the impact of mix on our business results. This non-GAAP measure is also used to make decisions regarding the future direction of our business, and for resource allocation decisions. Currency-neutral comparable net sales represents comparable net sales excluding the impact of foreign currency.

•
Comparable gross profit, comparable gross margin, comparable SGA, comparable SGA%, comparable operating profit, comparable operating profit margin, comparable net income attributable to Kellogg Company, and comparable diluted EPS: We adjust the GAAP financial measures to exclude the effect of Project K and cost reduction activities, acquisitions, divestitures, integration costs, mark-to-market adjustments for pension plans, commodities and certain foreign currency contracts, shipping day differences, impacts of the Venezuela remeasurement and deconsolidation, costs associated with the VIE deconsolidation, and costs associated with the early redemption of debt outstanding. We excluded the items which we believe may obscure trends in our underlying profitability. The impact of acquisitions and divestitures are not excluded from comparable diluted EPS. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, such as Project K, ZBB and Revenue Growth Management, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments. Currency-neutral comparable represents comparable excluding foreign currency impact.

•
Comparable effective tax rate: We adjust the GAAP financial measure to exclude tax effect of Project K and cost reduction activities, integration costs, mark-to-market adjustments for pension plans, commodities and certain foreign currency contracts, shipping day differences, impacts of the Venezuela remeasurement and deconsolidation, costs associated with the VIE deconsolidation, and costs associated with the early redemption of debt outstanding. In addition, we have excluded the impact of adopting U.S. Tax Reform. We excluded the items which we believe may obscure trends in our underlying tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability
Mark-to-market accounting for pension plans, commodities, and certain foreign currency contracts
We recognized mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a total pre-tax mark-to-market benefit of $45 million for 2017 and pre-tax mark-to-market charges of $261 million and $446 million for 2016, and 2015, respectively. Within this total, the pre-tax mark-to-market benefit for pension plans was $86 million for 2017 and pre-tax mark-to-market charges of $314 million and $471 million for 2016 and 2015, respectively.

Project K and cost reduction activities
In February 2017, the Company announced an expansion and an extension to its previously-announced global efficiency and effectiveness program ("Project K"). Project K continued generating a significant amount of savings used to invest in key strategic areas of focus for the business. We recorded pre-tax charges of $260 million in 2017, $300 million in 2016, and $311 million in 2015.

In support of the ZBB initiative, we incurred pre-tax charges of $3 million in 2017, $25 million in 2016, and $12 million in 2015.

See the Restructuring and cost reduction activities section for more information.

Debt redemption
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

Variable interest entity (VIE) deconsolidation
During the quarter ended July 4, 2015, a series of previously executed agreements between Kellogg's and a third party VIE were terminated resulting in our determination that we were no longer the primary beneficiary of the VIE. Accordingly, we deconsolidated the financial statements of the VIE as of the end of the quarter. As a result of the agreement terminations and related settlements, we recognized a gain of $6 million in Other income (expense), net during the quarter. This gain, in combination with a related $25 million charge that was recorded during the quarter ended April 4, 2015, resulted in a net loss of $19 million in Other income (expense), net for the year-to-date period ended July 4, 2015.

In connection with the deconsolidation that occurred during the quarter, we derecognized all assets and liabilities of the VIE, including an allocation of a portion of goodwill from the U.S. Snacks operating segment, resulting in a $67 million non-cash gain, which was recorded within operating profit.

Integration and transaction costs
We incurred integration costs related to the integration of various acquisitions in the years presented. We recorded pre-tax integration costs of $5 million, $12 million, and $30 million for 2017, 2016, and 2015, respectively.

Acquisitions
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

In December 2016, the Company acquired Ritmo Investimentos, controlling shareholder of Parati S/A, Afical Ltda and Padua Ltda ("Parati Group"), a leading Brazilian food group. In our Latin America reportable segment for the year-to-date period ended December 30, 2017, the acquisition added $203 million in net sales and $25 million of operating profit (before integration costs) that impacted the comparability to 2016 reported results.

In October of 2017, the Company acquired Chicago Bar Company LLC manufacturer of RXBAR, a high protein snack bar made of simple ingredients. In our North America Other reportable segment for year-to-date period ended December 30, 2017, the acquisition added $27 million in net sales and $3 million of operating profit (before integration costs) that impacted the comparability of 2016 reported results.

Shipping day differences
In December 2017, we eliminated a one-month timing difference in reporting of financial results for the Parati Group. This update resulted in an additional month of financial results being reported in the quarter and year-to-date period ended December 30, 2017, which included $14 million of net sales that impacted the comparability of our reported results.

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

As of December 31, 2016, we deconsolidated and changed to the cost method of accounting for our Venezuelan subsidiary. We recorded a $72 million pre-tax charge in Other income (expense), net as we fully impaired the value of our cost method investment in Venezuela. The deconsolidation charge included the historical cumulative translation losses of approximately $63 million related to our Venezuelan operations that had previously been recorded in accumulated other comprehensive losses within equity. Additionally, the deconsolidation reduced net sales by $31 million and operating profit by $9 million for the year-to-date period ended December 30, 2016 which impacted the comparability of 2017 to 2016 reported results.

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

Financial results
For the full year 2017, our reported net sales decreased by 0.7% due primarily to the list-price adjustments and other impacts in U.S. Snacks related to its transition from DSD and lower volume in U.S. Morning Foods. These impacts were partially offset by the Parati and RXBAR acquisitions, solid performance in U.S. Specialty and Asia-Pacific, and favorable foreign currency. Currency-neutral comparable net sales decreased by 2.6%, within our full year guidance, after eliminating the impact of acquisitions, shipping day differences, foreign currency and prior year Venezuela results.

Reported operating profit increased by 39.5% as a result of productivity savings from Project K restructuring, which includes this year's exit from its U.S. Snacks segment's Direct Store Delivery sales and delivery system. Reported operating profit also benefited from the year-over-year impact of mark-to-market, restructuring, integration costs, acquisitions, and Venezuela remeasurement, partially mitigated by prior year Venezuela results and foreign currency. Currency-neutral comparable operating profit increased by 7.6%, within our full-year guidance range, after excluding the impact of mark-to-market, restructuring, acquisitions, integration costs, prior year Venezuela results, Venezuela remeasurement, and foreign currency.

Reported operating margin for the year was favorable 440 basis points due primarily to COGS and SG&A savings realized from Project K and ZBB initiatives, the impact of mark-to-market accounting for pension, and lower restructuring charges. Currency-neutral comparable operating margin was favorable 160 basis points after excluding the year-over-year impact of mark-to-market, restructuring, integration costs, acquisitions, Venezuela remeasurement, and foreign currency.

Reported diluted EPS of $3.62 was up 84.7% compared to the prior year of $1.96 due primarily to higher operating profit, favorable mark-to-market adjustments, lower restructuring charges, and prior year debt redemption expense. Currency-neutral comparable diluted EPS of $4.06 was up 9.1% compared to prior year of $3.72, within our full-year guidance range, after excluding the impact of mark-to-market, restructuring, and debt redemption expense.

Reconciliation of certain non-GAAP Financial Measures

Consolidated results (dollars in millions, except per share data)	2017	2016
Reported net income attributable to Kellogg Company	$1,269	$694
Mark-to-market (pre-tax)	45	(261)
Project K and cost reduction activities (pre-tax)	(263)	(325)
Debt redemption (pre-tax)	—	(153)
Integration and transaction costs (pre-tax)	(5)	(12)
Shipping day differences (pre-tax)	(1)	—
Venezuela operations impact (pre-tax)	—	9
Venezuela deconsolidation (pre-tax)	—	(72)
Venezuela remeasurement (pre-tax)	—	(11)
Income tax impact applicable to adjustments, net*	82	200
U.S. Tax Reform adoption impact	(4)	—
Comparable net income attributable to Kellogg Company	$1,415	$1,319
Foreign currency impact	(6)
Currency neutral comparable net income attributable to Kellogg Company	$1,421
Reported diluted EPS	$3.62	$1.96
Mark-to-market (pre-tax)	0.13	(0.74)
Project K and cost reduction activities (pre-tax)	(0.75)	(0.92)
Debt redemption (pre-tax)	—	(0.43)
Integration and transaction costs (pre-tax)	(0.01)	(0.03)
Venezuela operations impact (pre-tax)	—	0.02
Venezuela deconsolidation (pre-tax)	—	(0.20)
Venezuela remeasurement (pre-tax)	—	(0.03)
Income tax impact applicable to adjustments, net*	0.22	0.57
U.S. Tax Reform adoption impact	(0.01)	—
Comparable diluted EPS	$4.04	$3.72
Foreign currency impact	(0.02)
Currency neutral comparable diluted EPS	$4.06
Currency neutral comparable diluted EPS growth	9.1%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Consolidated results (dollars in millions, except per share data)	2016	2015
Reported net income attributable to Kellogg Company	$694	$614
Mark-to-market (pre-tax)	(261)	(446)
Project K and cost reduction activities (pre-tax)	(325)	(323)
Debt redemption (pre-tax)	(153)
VIE deconsolidation (pre-tax)	—	48
Integration and transaction costs (pre-tax)	(12)	(26)
Acquisitions/divestitures (pre-tax)	1	—
Venezuela deconsolidation (pre-tax)	(72)	—
Venezuela remeasurement (pre-tax)	(11)	(169)
Income tax impact applicable to adjustments, net*	201	273
Comparable net income attributable to Kellogg Company	$1,326	$1,257
Foreign currency impact	(203)
Currency neutral comparable net income attributable to Kellogg Company	$1,529
Reported diluted EPS	$1.96	$1.72
Mark-to-market (pre-tax)	(0.74)	(1.25)
Project K and cost reduction activities (pre-tax)	(0.92)	(0.91)
Debt redemption (pre-tax)	(0.43)	—
VIE deconsolidation (pre-tax)	—	0.13
Integration and transaction costs (pre-tax)	(0.03)	(0.08)
Venezuela deconsolidation (pre-tax)	(0.20)	—
Venezuela remeasurement (pre-tax)	(0.03)	(0.47)
Income tax impact applicable to adjustments, net*	0.57	0.77
Comparable diluted EPS	$3.74	$3.53
Foreign currency impact	(0.57)
Currency neutral comparable diluted EPS	$4.31
Currency neutral comparable diluted EPS growth	22.1%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
2017 compared to 2016
The following tables provide an analysis of net sales and operating profit performance for 2017 versus 2016:

Year ended December 30, 2017
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$2,778	$3,067	$1,249	$1,616	$2,291	$955	$967	$—	$12,923
Acquisitions/divestitures	—	—	—	28	11	203	—	—	242
Shipping day differences	—	—	—	—	—	14	—	—	14
Comparable net sales	$2,778	$3,067	$1,249	$1,588	$2,280	$738	$967	$—	$12,667
Foreign currency impact	—	—	—	12	(14)	4	26	—	28
Currency-neutral comparable net sales	$2,778	$3,067	$1,249	$1,576	$2,294	$734	$941	$—	$12,639

Year ended December 31, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$2,931	$3,198	$1,214	$1,598	$2,377	$780	$916	$—	$13,014
Shipping day differences	—	—	—	—	—	—	—	—	—
Venezuela operations impact	—	—	—	—	—	31	—	—	31
Comparable net sales	$2,931	$3,198	$1,214	$1,598	$2,377	$749	$916	$—	$12,983
% change - 2017 vs. 2016:
Reported growth	(5.2)%	(4.1)%	2.9%	1.1%	(3.6)%	22.3%	5.6%	—%	(0.7)%
Acquisitions/divestitures	—%	—%	—%	1.7%	0.5%	25.9%	—%	—%	1.9%
Shipping day differences	—%	—%	—%	—%	—%	1.9%	—%	—%	0.1%
Venezuela operations impact	—%	—%	—%	—%	—%	(4.0)%	—%	—%	(0.3)%
Comparable Growth	(5.2)%	(4.1)%	2.9%	(0.6)%	(4.1)%	(1.5)%	5.6%	—%	(2.4)%
Foreign currency impact	—%	—%	—%	0.8%	(0.6)%	0.4%	2.8%	—%	0.2%
Currency-neutral comparable growth	(5.2)%	(4.1)%	2.9%	(1.4)%	(3.5)%	(1.9)%	2.8%	—%	(2.6)%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended December 30, 2017
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$601	$115	$312	$230	$279	$108	$86	$215	$1,946
Mark-to-market	—	—	—	—	—	—	—	45	45
Project K and cost reduction activities	(18)	(309)	(2)	(16)	(40)	(8)	(11)	141	(263)
Integration and transaction costs	—	—	—	(2)	—	(3)	—	—	(5)
Acquisitions/divestitures	—	—	—	1	(1)	25	—	—	25
Shipping day differences	—	—	—	—	—	—	—	—	—
Comparable operating profit	$619	$424	$314	$247	$320	$94	$97	$29	$2,144
Foreign currency impact	—	—	—	1	(4)	(1)	2	—	(2)
Currency-neutral comparable operating profit	$619	$424	$314	$246	$324	$95	$95	$29	$2,146

Year ended December 31, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$593	$324	$279	$181	$205	$84	$70	$(341)	$1,395
Mark-to-market	—	—	—	—	—	—	—	(261)	(261)
Project K and cost reduction activities	(23)	(76)	(8)	(38)	(126)	(8)	(7)	(39)	(325)
Integration and transaction costs	—	—	—	—	(3)	(2)	(3)	(2)	(10)
Shipping day differences	—	—	—	—	—	—	—	—	—
Venezuela operations impact	—	—	—	—	—	9	—	—	9
Venezuela remeasurement	—	—	—	—	—	(13)	—	—	(13)
Comparable operating profit	$616	$400	$287	$219	$334	$98	$80	$(39)	$1,995
% change - 2017 vs. 2016:
Reported growth	1.3%	(64.5)%	12.0%	27.3%	35.6%	28.2%	23.1%	163.0%	39.5%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	(149.5)%	24.7%
Project K and cost reduction activities	0.8%	(70.5)%	2.6%	14.5%	39.6%	2.5%	(3.3)%	143.8%	5.6%
Integration and transaction costs	—%	—%	—%	(0.8)%	1.0%	(0.5)%	5.3%	(2.5)%	0.3%
Acquisitions/divestitures	—%	—%	—%	0.4%	(0.3)%	26.9%	—%	—%	1.3%
Shipping day differences	—%	—%	—%	—%	—%	(0.2)%	—%	—%	—%
Venezuela operations impact	—%	—%	—%	—%	—%	(11.5)%	—%	(0.6)%	(0.5)%
Venezuela remeasurement	—%	—%	—%	—%	—%	14.7%	—%	—%	0.6%
Comparable growth	0.5%	6.0%	9.4%	13.2%	(4.7)%	(3.7)%	21.1%	171.8%	7.5%
Foreign currency impact	—%	—%	—%	0.8%	(1.3)%	(2.0)%	3.6%	(1.6)%	(0.1)%
Currency-neutral comparable growth	0.5%	6.0%	9.4%	12.4%	(3.4)%	(1.7)%	17.5%	173.4%	7.6%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
This segment consists of primarily cereal and toaster pastries. As reported and currency-neutral comparable net sales declined 5.2% as a result of decreased volume partially offset by favorable pricing/mix.

Cereal category consumption declined for the year, particularly in the health and wellness segment. Our kid-oriented brands have performed well. Frosted Flakes grew consumption and share during the year behind effective media and innovation, including new Cinnamon Frosted Flakes. Special K returned to share growth in the fourth quarter as a result of an effective media campaign and in-store activation.

Toaster pastries grew share during the year, despite lower consumption in the category.

As Reported operating profit increased 1.3% due to productivity initiatives and lower restructuring charges partially offset by lower net sales. Currency-neutral comparable operating profit increased 0.5% after eliminating the impact of restructuring charges.

U.S. Snacks
This segment consists of crackers, cookies, savory snacks, wholesome snacks and fruit-flavored snacks.

As reported and currency-neutral comparable net sales declined 4.1% primarily due to impacts related to our conversion from DSD to warehouse distribution; specifically, reduced merchandising during the transition, reduction of SKUs, and a list-price adjustment to eliminate the premium charged for DSD services.

Crackers, Cookies and Wholesome Snacks declined in consumption and share for the year due to the reduction of promotion activity related to our efforts to smoothly transition out of DSD during the second and third quarters. Savory snacks consumption was pulled down, in part, by the elimination of a promotion-sized can. Focused marketing investment behind key brands resulted in improved consumption in the second half for Cheez-it and Club crackers, Keebler Fudge Shoppe cookies, and Rice Krispies Treats wholesome snacks.

As reported operating profit declined 64.5% due to increased Project K restructuring charges in the current year associated with our DSD transition. Currency-neutral comparable operating profit increased 6.0% after excluding the impact of restructuring charges; this was driven by DSD-related overhead reductions partially offset by increased brand investment.

U.S. Specialty
This segment sells the full line of Kellogg products to channels such as food service, vending, convenience stores, and Girl Scouts.

As reported and currency-neutral comparable net sales improved 2.9% as a result of higher volume and improved pricing/mix aided by innovation and expansion in core and emerging growth channels. In addition, the back half of the year benefited from hurricane-related shipments.

As reported operating profit increased 12.0% due to the higher net sales, savings from Project K and ZBB initiatives, and lower restructuring charges. Currency-neutral comparable operating profit increased 9.4% after excluding the impact of restructuring charges.

North America Other
This segment is composed of our U.S. Frozen Foods, Kashi Company, Canada, and RXBAR businesses.

As reported net sales increased 1.1% due primarily to the RXBAR acquisition, U.S. Frozen growth, and foreign currency. Currency-neutral comparable net sales declined 1.4% after excluding the impact of acquisitions and foreign currency.

In U.S. Frozen, Eggo® grew share and consumption during the year, benefiting from the removal of artificial ingredients and the success of Disney-shaped waffles, as well as the exit of a competitor. Our frozen veggie business, under the Morningstar Farms® and Gardenburger® brands, returned to consumption and share growth during the second half of the year, driven by marketing and in-store support focused on core grilling items.

In Canada, consumption and share performance continued to improve in both cereal and in snacks during the back half of the year. Recent share gains in cereal were the result of effective innovation and commercial programs.

Kashi Company reported net sales and operating profit were lower versus the prior year, as we continue to stabilize the Kashi brand outside of the natural channel. The business benefited from the continued success of our Bear Naked brand, which has become the #1 granola brand in the U.S. behind on-trend innovation and expanded distribution. Bear Naked grew both consumption and share for the year.

Reported operating profit increased 27.3% due to lower restructuring charges and by Project K and ZBB savings. Currency-neutral comparable operating profit increased 12.4% after excluding the impact of restructuring charges and foreign currency.

Europe
Reported net sales declined 3.6% due to lower volume partially offset by the favorable impact of foreign currency, pricing/mix and acquisitions. Currency-neutral comparable net sales declined 3.5% after excluding the impact of foreign currency and acquisitions.

Pringles volume was lower due primarily to prolonged negotiations with our customers as we sought to price behind our food and packaging upgrades. These negotiations were resolved by April but caused us to miss out on several first and second quarter merchandising programs.  Promotional activity resumed in the third quarter and the brand returned to growth during the back half of the year with a particularly strong fourth quarter.

Cereal sales declined versus the prior year across the region but improved during the second half of the year. In the U.K., our largest market in the region, consumption and share turned positive in the second half of the year as a result of increased advertising behind our core brands, most notably Special K.

As reported operating profit increased 35.6% due to lower restructuring charges and incremental Project K savings, partially offset by lower sales and unfavorable foreign currency. Currency-neutral comparable operating profit declined 3.4% after excluding the impact of restructuring charges, prior year integration costs, acquisitions and foreign currency.

Latin America
Reported net sales improved 22.3% due to increased volume as a result of the Parati acquisition, favorable pricing/mix, and foreign currency. This was partially offset by lower volume in the Caribbean/Central America business and prior year Venezuela results. Currency-neutral comparable net sales declined 1.9% after excluding the impact of acquisitions, prior year Venezuela results, and foreign currency.

This decline was due primarily to the Caribbean/Central America sub-region, where first half distributor transitions and economic softness were followed during the back half of the year by shipment disruptions due to hurricanes Maria and Irma.

We did post solid growth for the year in Mexico and the Mercosur region. Our Mexico business continued to perform well with consumption and sales increasing versus the prior year in both cereal and snacks. Mercosur posted particularly strong growth in Pringles.

The integration of Parati, our acquisition in Brazil, continues to progress well, and the business posted double digit growth for the year.

As Reported operating profit increased 28.2%, primarily due to the impact of the Parati acquisition partially offset by lower sales in the Caribbean/Central America business.  Currency-neutral comparable operating profit decreased 1.7% after excluding the impact of restructuring costs, integration costs, acquisitions, prior year Venezuela operations, Venezuela remeasurement, and foreign currency.

Asia Pacific
Reported net sales improved 5.6% due to favorable foreign currency and pricing/mix as well as higher volume. Currency-neutral comparable net sales increased 2.8%, after excluding the impact of foreign currency.

Growth in cereal was led by India and Korea. Australia, our largest market in the region, gained share during the second half of the year, reflecting continued stabilization. We are experiencing growth in consumption and share through food news and media behind our health and wellness brands, as well as innovation and brand building behind our taste-oriented brands.

Our Pringles business posted solid growth for the year across the region, driven by emerging markets as well as Australia and Korea. We are also seeing the benefits from the expansion of our wholesome snacks business in the region.

As reported operating profit increased 23.1% due to higher net sales and brand-building efficiencies. Currency-neutral comparable operating profit improved 17.5% after excluding the impact of restructuring, prior year integration costs and foreign currency.

Outside of our reported results, our joint ventures in West Africa and China continued to perform extremely well. Double-digit growth was driven by strong noodles volume in West Africa and e-commerce sales in China.

Corporate
As reported operating expense improved $556 million year on year due primarily to the year over year benefit from pension mark-to-market as well as pension curtailment gains in conjunction with Project K restructuring. Currency-neutral comparable operating profit improved $68 million year on year, primarily due to lower pension costs, after excluding the impact of mark-to-market, restructuring, integration costs, and foreign currency.

2016 compared to 2015
The following tables provide an analysis of net sales and operating profit performance for 2016 versus 2015:

Year ended December 31, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$2,931	$3,198	$1,214	$1,598	$2,377	$780	$916	$—	$13,014
Project K and cost reduction activities	—	—	—	—	—	—	—	—	—
Integration and transaction costs	—	—	—	—	—	—	—	—	—
Acquisitions/divestitures	—	—	—	3	28		—	—	31
Shipping day differences	—	—	—	—	—	—	—	—	—
Comparable net sales	$2,931	$3,198	$1,214	$1,595	$2,349	$780	$916	$—	$12,983
Comparable net sales excluding Venezuela						$749			$12,952
Foreign currency impact	—	—	—	(14)	(132)	(922)	(5)	—	(1,073)
Currency-neutral comparable net sales	$2,931	$3,198	$1,214	$1,609	$2,481	$1,702	$921	$—	$14,056
Currency-neutral comparable net sales excluding Venezuela						$824			$13,178

Year ended January 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$2,992	$3,234	$1,181	$1,687	$2,497	$1,015	$919	$—	$13,525
Project K and cost reduction activities	—	—	—	(2)	(2)	—	—	—	(4)
Integration and transaction costs	—	—	—	—	—	—	(1)	—	(1)
Acquisitions/divestitures	—	—	—	—	—	—	14	—	14
Shipping day differences	—	—	—	—	(3)	—	—	—	(3)
Comparable net sales	$2,992	$3,234	$1,181	$1,689	$2,502	$1,015	$906	$—	$13,519
Comparable net sales excluding Venezuela						$818			$13,322
% change - 2016 vs. 2015:
Reported growth	(2.0)%	(1.1)%	2.8%	(5.3)%	(4.8)%	(23.1)%	(0.4)%	—%	(3.8)%
Project K and cost reduction activities	—%	—%	—%	0.1%	0.1%	—%	—%	—%	—%
Integration and transaction costs	—%	—%	—%	—%	—%	—%	0.2%	—%	—%
Acquisitions/divestitures	—%	—%	—%	0.2%	1.1%	—%	(1.6)%	—%	0.1%
Shipping day differences	—%	—%	—%	—%	0.1%	—%	—%	—%	0.1%
Comparable growth	(2.0)%	(1.1)%	2.8%	(5.6)%	(6.1)%	(23.1)%	1.0%	—%	(4.0)%
Comparable growth excluding Venezuela						(8.4)%			(2.8)%
Foreign currency impact	—%	—%	—%	(0.9)%	(5.3)%	(90.8)%	(0.6)%	—%	(8.0)%
Currency-neutral comparable growth	(2.0)%	(1.1)%	2.8%	(4.7)%	(0.8)%	67.7%	1.6%	—%	4.0%
Currency-neutral comparable growth excluding Venezuela						0.7%			(1.1)%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended December 31, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$593	$324	$279	$181	$205	$84	$70	$(341)	$1,395
Mark-to-market	—	—	—	—	—	—	—	(261)	(261)
Project K and cost reduction activities	(23)	(76)	(8)	(38)	(126)	(8)	(7)	(39)	(325)
VIE deconsolidation	—	—	—	—	—	—	—	—	—
Integration and transaction costs	—	—	—	—	(3)	(2)	(3)	(2)	(10)
Acquisitions/divestitures	—	—	—	(1)	2	—	—	—	1
Shipping day differences	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(13)	—	—	(13)
Comparable operating profit	$616	$400	$287	$220	$332	$107	$80	$(39)	$2,003
Comparable operating profit excluding Venezuela						98		(39)	1,994
Foreign currency impact	—	—	—	(2)	(30)	(250)	2	2	(278)
Currency-neutral comparable operating profit	$616	$400	$287	$222	$362	$357	$78	$(41)	$2,281
Currency-neutral comparable operating profit excluding Venezuela						$106		$(31)	$2,040

Year ended January 2, 2016
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$474	$385	$260	$178	$247	$9	$54	$(516)	$1,091
Mark-to-market	—	—	—	—	—	—	—	(446)	(446)
Project K and cost reduction activities	(58)	(50)	(5)	(63)	(74)	(4)	(13)	(56)	(323)
VIE deconsolidation	—	67	—	—	—	—	—	—	67
Integration and transaction costs	—	—	—	—	(11)	(3)	(14)	(2)	(30)
Acquisitions/divestitures	—	—	—	—	—	—	4	—	4
Shipping day differences	—	—	—	—	—	—	—	—	—
Venezuela remeasurement	—	—	—	—	—	(119)	—	(1)	(120)
Comparable operating profit	$532	$368	$265	$241	$332	$135	$77	$(11)	$1,939
Comparable operating profit excluding Venezuela						$103		$(6)	$1,912
% change - 2016 vs. 2015:
Reported growth	25.0%	(15.8)%	7.4%	1.9%	(16.9)%	855.2%	28.9%	33.8%	27.8%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	48.9%	20.1%
Project K and cost reduction activities	9.3%	(7.7)%	(1.4)%	11.0%	(20.3)%	252.8%	14.9%	188.5%	1.2%
VIE deconsolidation	—%	(16.6)%	—%	—%	—%	—%	—%	—%	(4.0)%
Integration and transaction costs	—%	—%	—%	(0.1)%	2.5%	95.2%	15.1%	46.1%	1.3%
Acquisitions/divestitures	—%	—%	—%	(0.6)%	0.8%	—%	(6.8)%	—%	(0.3)%
Shipping day differences	—%	—%	—%	—%	0.2%	—%	—%	—%	0.1%
Venezuela remeasurement	—%	—%	—%	—%	—%	527.9%	—%	31.6%	6.1%
Comparable growth	15.7%	8.5%	8.8%	(8.4)%	(0.1)%	(20.7)%	5.7%	(281.3)%	3.3%
Comparable growth excluding Venezuela						(5.9)%		(573.4)%	4.3%
Foreign currency impact	—%	—%	—%	(0.9)%	(9.0)%	(185.6)%	3.8%	13.2%	(14.4)%
Currency-neutral comparable growth	15.7%	8.5%	8.8%	(7.5)%	8.9%	164.9%	1.9%	(294.5)%	17.7%
Currency-neutral comparable growth excluding Venezuela						2.5%		(429.9)%	6.7%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Morning Foods
This segment consists primarily of cereal and toaster pastries. As reported and currency-neutral comparable net sales declined 2.0% as a result of unfavorable volume and pricing/mix. Most of the decline was related to drinks and non-core products.

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

The cookies business consumption declined for the year resulting in lost share, although share losses moderated in the last half of the year as we benefited from turning on advertising behind our Keebler® Elves.

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

U.S. Specialty
This segment sells the full line of Kellogg products to channels such as food service, vending, convenience stores, and Girl Scouts.

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

Our sales performance was driven by price realization, as we cover the adverse impact of currency, as well as the focus on kids-oriented RTEC brands, the expansion of affordable formats in high-frequency stores, and the benefit of some distributor changes for Pringles®.

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

Corporate
As reported operating expense improved 33.8% due to lower year-over-year mark-to-market cost impacts, and lower restructuring costs partially offset by higher pension and benefit costs. Currency-neutral comparable operating profit declined after excluding the impact of mark-to-market pension and postretirement benefit and restructuring costs.

Margin performance
2017 versus 2016 margin performance was as follows:

			Change vs. prior year (pts.)
	2017	2016
Reported gross margin (a)	38.9%	36.5%	2.4
Mark-to-market (COGS)	0.1%	(1.3)%	1.4
Project K and cost reduction activities (COGS)	(0.4)%	(1.3)%	0.9
Integration and transaction costs (COGS)	—%	—%	—
Acquisitions/divestitures (COGS)	0.1%	—%	0.1
Venezuela remeasurement (COGS)	—%	(0.1)%	0.1
Comparable gross margin	39.1%	39.2%	(0.1)
Foreign currency impact	0.1%		0.1
Currency-neutral comparable gross margin	39.0%		(0.2)
Reported SGA%	(23.8)%	(25.8)%	2.0
Mark-to-market (SGA)	0.3%	(0.7)%	1.0
Project K and cost reduction activities (SGA)	(1.7)%	(1.2)%	(0.5)
Integration and transactions costs (SGA)	—%	(0.1)%	0.1
Acquisitions/divestitures (SGA)	(0.2)%	—%	(0.2)
Venezuela remeasurement (SGA)	—%	—%	—
Comparable SGA%	(22.2)%	(23.8)%	1.6
Foreign currency impact	(0.2)%		(0.2)
Currency-neutral comparable SGA%	(22.0)%		1.8
Reported operating margin	15.1%	10.7%	4.4
Mark-to-market	0.4%	(2.0)%	2.4
Project K and cost reduction activities	(2.1)%	(2.5)%	0.4
Integration and transactions costs	—%	(0.1)%	0.1
Acquisitions/divestitures	(0.1)%	—%	(0.1)
Venezuela remeasurement	—%	(0.1)%	0.1
Comparable operating margin	16.9%	15.4%	1.5
Foreign currency impact	(0.1)%		(0.1)
Currency-neutral comparable operating margin	17.0%		1.6
For information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

Reported gross margin for the year was favorable 240 basis points due primarily to productivity and cost savings under our Project K restructuring program, the year over year impact of mark-to-market accounting for pension, and lower restructuring charges, largely due to the curtailment benefit resulting from the amendment of certain pension plans in the U.S. and Canada. These impacts were mitigated somewhat by our U.S. Snacks transition out of DSD distribution, namely the list price adjustment and increased resources in warehouse logistics due to the DSD transition. Currency-neutral comparable gross margin was 20 basis points lower compared to the prior year after eliminating the impact of mark-to-market, restructuring, acquisitions, Venezuela remeasurement, and foreign currency; this was due to the reset of list prices for U.S. Snacks' transition out of DSD.

Reported SG&A% for the year was favorable 200 basis points due primarily to overhead savings realized from Project K, including the transition out of DSD, and ZBB, and the year over year impact of mark-to-market pension accounting. These impacts were partially offset by higher year-over-year Project K restructuring charges and acquisitions. Currency-neutral comparable SG&A% was favorable 180 basis points after excluding the impact of restructuring, mark-to-market, integration costs and acquisitions.

Reported operating margin for the year was favorable 440 basis points due primarily to COGS and SG&A savings realized from Project K and ZBB initiatives, the impact of mark-to-market accounting for pension, and lower restructuring charges. Currency-neutral comparable operating margin was favorable 160 basis points after excluding the year-over-year impact of mark-to-market, restructuring, integration costs, acquisitions, Venezuela remeasurement, and foreign currency.

Our 2017 and 2016 comparable gross profit, comparable SGA, and comparable operating profit measures are reconciled to the directly comparable U.S. GAAP measures as follows:

(dollars in millions)	2017	2016
Reported gross profit (a)	$5,022	$4,755
Mark-to-market (COGS)	8	(159)
Project K and cost reduction activities (COGS)	(46)	(173)
Integration and transaction costs (COGS)	(1)	(2)
Acquisitions/divestitures (COGS)	106	—
Shipping day differences (COGS)	6	—
Venezuela operations impact (COGS)	—	11
Venezuela remeasurement (COGS)	—	(12)
Comparable gross profit	$4,949	$5,090
Foreign currency impact	14
Currency-neutral comparable gross profit	$4,935
Reported SGA	$3,076	$3,360
Mark-to-market (SGA)	37	(102)
Project K and cost reduction activities (SGA)	(217)	(152)
Integration and transaction costs (SGA)	(4)	(8)
Acquisitions/divestitures (SGA)	(81)	—
Shipping day differences (SGA)	(6)	—
Venezuela operations impact (SGA)	—	(2)
Venezuela remeasurement (SGA)	—	(1)
Comparable SGA	$2,805	$3,095
Foreign currency impact	(16)
Currency-neutral comparable SGA	$2,789
Reported operating profit	$1,946	$1,395
Mark-to-market	45	(261)
Project K and cost reduction activities	(263)	(325)
Integration and transaction costs	(5)	(10)
Acquisitions/divestitures	25	—
Shipping day differences	—	—
Venezuela operations impact	—	9
Venezuela remeasurement	—	(13)
Comparable operating profit	$2,144	$1,995
Foreign currency impact	(2)
Currency-neutral comparable operating profit	$2,146
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.

2016 versus 2015 margin performance was as follows:

			Change vs. prior year (pts.)
	2016	2015
Reported gross margin (a)	36.5%	34.6%	1.9
Mark-to-market (COGS)	(1.3)%	(2.2)%	0.9
Project K and cost reduction activities (COGS)	(1.3)%	(1.4)%	0.1
VIE deconsolidation (COGS)	—%	—%	—
Integration and transaction costs (COGS)	—%	(0.1)%	0.1
Venezuela remeasurement (COGS)	(0.1)%	(0.9)%	0.8
Comparable gross margin	39.2%	39.2%	—
Comparable gross margin excluding Venezuela	39.2%	39.4%	(0.2)
Foreign currency impact	0.3%		0.3
Currency-neutral comparable gross margin	38.9%		(0.3)
Currency-neutral comparable gross margin excluding Venezuela	39.2%		(0.2)
Reported SGA%	(25.8)%	(26.5)%	0.7
Mark-to-market (SGA)	(0.7)%	(1.1)%	0.4
Project K and cost reduction activities (SGA)	(1.2)%	(1.0)%	(0.2)
VIE deconsolidation (SGA)	—%	0.5%	(0.5)
Integration and transactions costs (SGA)	(0.1)%	(0.1)%	—
Venezuela remeasurement (SGA)	—%	0.1%	(0.1)
Comparable SGA%	(23.8)%	(24.9)%	1.1
Comparable SGA% excluding Venezuela	(23.8)%	(25.0)%	1.2
Foreign currency impact	(1.1)%		(1.1)
Currency-neutral comparable SGA%	(22.7)%		2.2
Currency-neutral comparable SGA% excluding Venezuela	(23.7)%		1.3
Reported operating margin	10.7%	8.1%	2.6
Mark-to-market	(2.0)%	(3.3)%	1.3
Project K and cost reduction activities	(2.5)%	(2.4)%	(0.1)
VIE deconsolidation	—%	0.5%	(0.5)
Integration and transactions costs	(0.1)%	(0.2)%	0.1
Venezuela remeasurement	(0.1)%	(0.8)%	0.7
Comparable operating margin	15.4%	14.3%	1.1
Comparable operating margin excluding Venezuela	15.4%	14.4%	1.0
Foreign currency impact	(0.8)%		(0.8)
Currency-neutral comparable operating margin	16.2%		1.9
Currency-neutral comparable operating margin excluding Venezuela	15.5%		1.1
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
Our 2016 and 2015 comparable gross profit, comparable SGA, and comparable operating profit measures are reconciled to the directly comparable U.S. GAAP measures as follows:

(dollars in millions)	2016	2015
Reported gross profit (a)	$4,755	$4,681
Mark-to-market (COGS)	(159)	(296)
Project K and cost reduction activities (COGS)	(173)	(195)
VIE deconsolidation (COGS)	—	—
Integration and transaction costs (COGS)	(2)	(15)
Acquisitions/divestitures (COGS)	9	5
Venezuela remeasurement (COGS)	(12)	(112)
Comparable gross profit	$5,092	$5,294
Comparable gross profit excluding Venezuela	5,081	5,243
Foreign currency impact	(377)
Currency-neutral comparable gross profit	$5,469
Currency-neutral comparable gross profit excluding Venezuela	$5,172
Reported SGA	$3,360	$3,590
Mark-to-market (SGA)	(102)	(150)
Project K and cost reduction activities (SGA)	(152)	(128)
VIE deconsolidation (SGA)	—	67
Integration and transaction costs (SGA)	(8)	(15)
Acquisitions/divestitures (SGA)	(8)	(1)
Venezuela remeasurement (SGA)	(1)	(8)
Comparable SGA	$3,089	$3,355
Comparable SGA excluding Venezuela	$3,087	$3,331
Foreign currency impact	99
Currency-neutral comparable SGA	$3,188
Currency-neutral comparable SGA excluding Venezuela	$3,132
Reported operating profit	$1,395	$1,091
Mark-to-market	(261)	(446)
Project K and cost reduction activities	(325)	(323)
VIE deconsolidation	—	67
Integration and transaction costs	(10)	(30)
Acquisitions/divestitures	1	4
Venezuela remeasurement	(13)	(120)
Comparable operating profit	$2,003	$1,939
Comparable operating profit excluding Venezuela	$1,994	$1,912
Foreign currency impact	(278)
Currency-neutral comparable operating profit	$2,281
Currency-neutral comparable operating profit excluding Venezuela	$2,040
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

In addition to the original program’s focus on strengthening existing businesses in core markets, increasing growth in developing and emerging markets, and driving an increased level of value-added innovation, the extended program also focuses on implementing a more efficient go-to-market model for certain businesses and creating a more efficient organizational design in several markets. Since inception, Project K has provided significant benefits and is expected to continue to provide a number of benefits in the future, including an optimized supply chain infrastructure, the implementation of global business services, a new global focus on categories, increased agility from a more efficient organization design, and improved effectiveness in go-to-market models.
We currently anticipate that Project K will result in total pre-tax charges, once all phases are approved and implemented, of $1.5 to $1.6 billion, with after-tax cash costs, including incremental capital investments, estimated to be approximately $1.1 billion. Cash expenditures of approximately $950 million have been incurred through the end of fiscal year 2017. Total cash expenditures, as defined, are expected to be approximately $175 million for 2018. Total charges for Project K in 2018 are expected to be approximately $75 to $125 million.
We expect annual cost savings generated from Project K will be approximately $600 to $700 million in 2019. The savings will be realized primarily in selling, general and administrative expense with additional benefit realized in gross profit as cost of goods sold savings are partially offset by negative volume and price impacts resulting from go-to-market business model changes. The overall savings profile of the project reflects our go-to-market initiatives that will impact both selling, general and administrative expense and gross profit. We have realized approximately $480 million of annual savings through the end of 2017. Cost savings have been utilized to increase margins and be strategically invested in areas such as in-store execution, sales capabilities, including adding sales representatives, re-establishing the Kashi business unit, and in the design and quality of our products. We have also invested in production capacity in developing and emerging markets, and in global category teams.
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
We will complete implementation of Project K in 2018, with annual savings expected to increase through 2019. Project charges, after-tax cash costs and annual savings remain in line with expectations.

Refer to Note 5 within Notes to Consolidated Financial Statements for further information related to Project K and other restructuring activities.
Other Projects
In 2015 we implemented a zero-based budgeting (ZBB) program in our North America business and during the first half of 2016 the program was expanded into our international businesses. We have realized annual savings from the ZBB program of $397 million through 2017 and expect cumulative savings to be approximately $450 to $500 million by the end of 2018, realized largely in selling, general and administrative expense.
In support of the ZBB initiative, we incurred pre-tax charges of approximately $3 million, $25 million and $12 million during 2017, 2016 and 2015, respectively. Total charges of $40 million have been recognized since the inception of the ZBB program which consists primarily of the design and implementation of business capabilities.
We completed implementation of the ZBB program in 2017, with annual savings expected to increase through 2018. Project charges, after-tax cash costs and annual savings remain in line with expectations.
Foreign currency translation
The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, primarily in the euro, British pound, Mexican peso, Australian dollar, Canadian dollar, Brazilian Real, Nigerian Naira, and Russian ruble. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.

Interest expense
Interest expense was lower in 2017 due to a $153 million pre-tax charge in 2016 to redeem $475 million of 7.45% U.S. Dollar Debentures due 2031. The charge consisted primarily of a premium on the tender offer and also included accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees. Also contributing to the increase from 2015 to 2016 was increased weighting of fixed rate debt and higher average debt levels.

Interest income (recorded in other income (expense), net) was (in millions), 2017-$9; 2016-$5; 2015-$4. We currently expect that our 2018 gross interest expense will increase from 2017 due to the $600 million, ten-year, 3.4% Senior Notes issued in November 2017 in conjunction with our acquisition of Chicago Bar Co., LLC, the manufacturer of RXBAR, and higher expected interest rates on floating rate debt.

(dollars in millions)				Change vs. prior year
	2017	2016	2015	2017	2016
Reported interest expense	$256	$406	$227
Amounts capitalized	4	4	4
Gross interest expense	$260	$410	$231	(36.6)%	77.5%
Income taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code which impact our year ended December 30, 2017 including but not limited to, reducing the corporate tax rate from 35% to 21%, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may be electively paid over eight years, and accelerating first year expensing of certain capital expenditures.

The Tax Act also introduces new tax laws that may impact our taxable income beginning in 2018 which will include, but not limited to, the repeal of the domestic production activity deduction, generally eliminating U.S. federal income taxes on foreign earnings (subject to certain important exceptions), a new provision designed to tax currently global intangible low taxed income (GILTI), a provision that could limit the amount of deductible interest expense, limitations on the deductibility of certain executive compensation, creating a base erosion anti-abuse tax (BEAT), and modifying or repealing many deductions and credits.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118) which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company acting in good faith may complete the accounting for the impacts of the Tax Act under ASC Topic 740. Per SAB 118, we must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete. To the extent our accounting for certain income tax effects of the Tax Act is incomplete, we can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If we cannot determine a provisional estimate to be included in the financial statements, we should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If we are unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined.

Our year end income tax provision includes $4 million of net additional income tax expense during the quarter ended December 30, 2017, driven by the reduction in the U.S. corporate tax rate and the transition tax on foreign earnings.

Reduction in U.S. Corporate Tax Rate: The tax provision includes a tax benefit of $153 million for the remeasurement of certain deferred tax assets and liabilities to reflect the corporate tax rate reduction impact to our net deferred tax balances. This adjustment is considered complete.

Transition tax on foreign earnings: The transition tax is a tax on the previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. In order to determine the amount of the Transition Tax, we must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. As of December 30, 2017, based on accumulated foreign earnings and profits of approximately $2.6 billion, which are primarily in Europe, we are able to make a reasonable estimate of the transition tax and recorded a transition tax obligation of $157 million which the Company expects to elect to pay over eight years. The current portion of $17 million is included in Other current liabilities and the remainder is included within Other liabilities on the balance sheet. However, we are awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information in order to finalize our calculations and complete the accounting for the transition tax liability.

In addition to the transition tax, the Tax Act introduced a territorial tax system, which will be effective beginning in 2018. The territorial tax system will impact our overall global capital and legal entity structure, working capital, and repatriation plan on a go-forward basis. In light of the territorial tax system, and other new international provisions within the Tax Act that are effective beginning in 2018, we are continuing to keep the $2.6 billion of accumulated foreign earnings and profits in Europe and other non-US jurisdictions and we can continue to support our assertion to indefinitely reinvest these foreign earnings and profits. As a result, as a reasonable provisional estimate, we are not recording any new deferred tax liabilities associated with the territorial tax system or for any changes to our indefinite reinvestment assertion. Further, it is impracticable for us to estimate any future tax cost for any unrecognized future tax liabilities associated with our indefinite reinvestment assertion as of December 30, 2017, because the actual tax liability, if any, would be dependent on complex analysis and calculations considering various tax laws, exchange rates, circumstances existing when a repatriation, sale, or liquidation occurs, and other factors.

If there are any changes to our indefinite reinvestment assertion as a result of finalizing our assessment of the new Tax Act, we will adjust our provisional estimates, record, and disclose any tax impacts in the appropriate period, pursuant to SAB 118.

For the year ended December 30, 2017, we did not identify any items from the Tax Act for which a provisional estimate could not be determined. In addition, other provisions of the Tax Act for which we have finalized or are continuing to finalize its accounting are not material (or expected to be material) to the financial statements as of and for the year ended December 30, 2017.

Our reported effective tax rates for 2017, 2016 and 2015 were 24.6%, 25.2%, and 20.6%, respectively. Comparable effective tax rates for 2017, 2016 and 2015 were 25.8%, 24.7%, and 25.6%, respectively.

For the year ended December 30, 2017, the effective tax rate benefited from a deferred tax benefit of $39 million resulting from the intercompany transfer of intellectual property. The 2016 effective income tax rate benefited from excess tax benefits from share-based compensation totaling $36 million. The 2015 effective income tax rates benefited from the mark-to-market loss recorded for our pension plans. Refer to Note 13 within Notes to Consolidated Financial Statements for further information.

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

The following table provides a reconciliation of as reported to currency-neutral comparable income taxes and effective income tax rate for 2017 and 2016.

Consolidated results (dollars in millions)	2017	2016
Reported income taxes	$412	$233
Mark-to-market	6	(59)
Project K and cost reduction activities	(86)	(85)
Debt redemption	—	(54)
Integration and transaction costs	(2)	(3)
Venezuela operations impact	—	1
Venezuela deconsolidation	—	—
Venezuela remeasurement	—	—
U.S. Tax Reform adoption impact	4
Comparable income taxes	$490	$433
Reported effective income tax rate	24.6%	25.2%
Mark-to-market	(0.3)	0.5
Project K and cost reduction activities	(1.1)	(0.3)
Debt redemption	—	(0.9)
Integration and transaction costs	—	—
Venezuela operations impact	—	(0.1)
Venezuela deconsolidation	—	1.0
Venezuela remeasurement	—	0.2
U.S. Tax Reform adoption impact	0.2	—
Comparable effective income tax rate	25.8%	24.8%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
The following table provides a reconciliation of as reported to currency-neutral comparable income taxes and effective income tax rate for 2016 and 2015.

Consolidated results (dollars in millions)	2016	2015
Reported income taxes	$233	$159
Mark-to-market	(59)	(148)
Project K and cost reduction activities	(85)	(94)
Debt redemption	(54)	—
VIE deconsolidation	—	(2)
Integration and transaction costs	(3)	(9)
Venezuela deconsolidation	—	—
Venezuela remeasurement	—	(20)
Comparable income taxes	$434	$432
Reported effective income tax rate	25.2%	20.6%
Mark-to-market	0.5	(4.6)
Project K and cost reduction activities	(0.3)	(0.8)
Debt redemption	(0.9)	—
VIE deconsolidation	—	(0.9)
Integration and transaction costs	—	(0.2)
Venezuela deconsolidation	1.0	—
Venezuela remeasurement	0.2	1.5
Comparable effective income tax rate	24.7%	25.6%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Investments in unconsolidated entities
After-tax earnings from unconsolidated entities for the year ended December 30, 2017 increased to $7 million compared to the prior year of $1 million. The change was driven by increased sales and favorable tax benefits in Multipro Singapore Pte Ltd ('Multipro'), partially offset by inflation on input costs for both Multipro and our Other unconsolidated entities.  Net sales attributed to our share of the unconsolidated entities were approximately $377 million for Multipro and approximately $28 million for all other unconsolidated entities.

The components of our unconsolidated entities’ net sales growth for 2017 versus 2016 are shown in the following table:

2017 versus 2016 (pts):	Multipro	Other	Total unconsolidated entities
Contributions from volume growth (a)	10.8	20.9	11.0
Net price realization and mix	27.1	6.9	26.2
Currency-neutral comparable sales growth	37.9	27.8	37.2
Foreign currency exchange	(24.0)	(7.8)	(22.9)
Reported net sales growth	13.9	20.0	14.3
(a) Measured in tons based on the stated weight of our product shipments.

After-tax earnings from unconsolidated entities for the year ended December 31, 2016 increased to $1 million compared to the prior year of less than $1 million. The change was driven by increased sales in Multipro partially offset by the other unconsolidated entities.  Net sales attributed to our share of the unconsolidated entities were approximately $331 million for Multipro and approximately $23 million for all other unconsolidated entities.

The components of our unconsolidated entities’ net sales growth for 2016 versus 2015 are shown in the following table:

2016 versus 2015 (pts):	Multipro (a)	Other	Total unconsolidated entities
Contributions from volume growth (b)	(5.8)	(1.1)	(5.5)
Net price realization and mix	51.1	1.7	43.2
Currency-neutral comparable sales growth	45.3	0.6	37.7
Foreign currency exchange	(48.7)	(6.8)	(41.6)
Reported net sales growth	(3.4)	(6.2)	(3.9)
(a) 2016 results based on four months of activity to be comparable to 2015.
(b) Measured in tons based on the stated weight of our product shipments.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  In addition, we have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments.  Working capital is also impacted by the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock. We had negative working capital of $1.4 billion and $1.5 billion as of December 30, 2017 and December 31, 2016, respectively.
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

As of December 30, 2017 and December 31, 2016, we had $204 million and $240 million, respectively, of cash and cash equivalents held in international jurisdictions. The cash we generate outside the U.S. is principally to be used to fund our international development. If the funds generated by our U.S. business are not sufficient to meet our need for cash in the U.S., we may need to repatriate a portion of our international earnings to the U.S. which may be subject to additional taxes.   The Tax Act required a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries.  The impact of the Tax Act provision on repatriation lacks clarity and is subject to interpretation and may ultimately vary from the provision amount reported.

The following table sets forth a summary of our cash flows:

(dollars in millions)	2017	2016	2015
Net cash provided by (used in):
Operating activities	$1,646	$1,628	$1,691
Investing activities	(1,094)	(893)	(1,127)
Financing activities	(604)	(642)	(706)
Effect of exchange rates on cash and cash equivalents	53	(64)	(50)
Net increase (decrease) in cash and cash equivalents	$1	$29	$(192)
Operating activities
The principal source of our operating cash flows is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Our net cash provided by operating activities for 2017 totaled $1,646 million, an increase of $18 million as compared to 2016. Pre-tax cash costs totaling $144 million in the year ended December 31, 2016 related to the $475 million redemption of our 7.45% U.S. Dollar Debentures due 2031 and $59 million cash settlement of forward starting swaps were offset by an increase in tax cash payments during the current year as well as a lower year-over-year cash flow impact from the supplier financing initiative.
After-tax cash payments related to Project K were $230 million in 2017, $117 million in 2016, and $191 million in 2015.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), is approximately negative 7 days and 3 days for 2017 and 2016, respectively. Core working capital in 2017 averaged 3.0% of net sales, compared to 4.0% in 2016 and 6.2% in 2015. In 2017, both our cash conversion cycle and core working capital showed improvements in days of trade payables outstanding which includes the positive impact of a supplier financing initiative. Days of trade receivables and inventory on hand were flat in 2017 compared to 2016.
Our total pension and postretirement benefit plan funding amounted to $44 million, $33 million and $53 million, in 2017, 2016 and 2015, respectively.
The Pension Protection Act (PPA), and subsequent regulations, determines defined benefit plan minimum funding requirements in the United States. We believe that we will not be required to make any contributions under PPA requirements until 2022 or beyond. Our projections concerning timing of PPA funding requirements are subject to change primarily based on general market conditions affecting trust asset performance, future discount rates based on average yields of high quality corporate bonds and our decisions regarding certain elective provisions of the PPA.
We currently project that we will make total U.S. and foreign benefit plan contributions in 2018 of approximately $37 million. Actual 2018 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.
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

(dollars in millions)	2017	2016	2015
Net cash provided by operating activities	$1,646	$1,628	$1,691
Additions to properties	(501)	(507)	(553)
Cash flow	$1,145	$1,121	$1,138
year-over-year change	2.1%	(1.5)%

Investing activities
Our net cash used in investing activities for 2017 amounted to $1,094 million, an increase of $201 million compared with 2016. In 2017, we acquired Chicago Bar Co., LLC, the manufacturer of RXBAR, for $596 million. In 2016, we acquired Parati, a manufacturer of biscuit, powdered beverage and pasta brands in Brazil for $381 million.

In 2015, we acquired, for $445 million, a 50% interest in Multipro Singapore Pte. Ltd., a leading distributor of a variety of food products in Nigeria and Ghana, and an option to purchase a minority interest in an affiliated food manufacturer. In addition to our joint venture investment in 2015, we also acquired Mass Foods and a majority interest in Bisco Misr.

Capital spending in 2017 included investments in our supply chain infrastructure and network optimization initiatives in global manufacturing and distribution.
Cash paid for additions to properties as a percentage of net sales was 3.9% in 2017, 3.9% in 2016, and 4.1% in 2015.
Financing activities
Our net cash used by financing activities was $604 million, $642 million and $706 million for 2017, 2016 and 2015, respectively.

Total debt was $8.6 billion and $7.8 billion at year-end 2017 and 2016, respectively.

In November 2017, we issued $600 million of ten-year 3.4% Senior Notes to pay down commercial paper issued in conjunction with the purchase of Chicago Bar Co., LLC, manufacturer of RXBAR.

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
In December 2015, the board of directors approved a share repurchase program authorizing us to repurchase shares of our common stock amounting to $1.5 billion beginning in 2016 through December 2017. In December 2017, the board of directors approved the repurchase of up to $1.5 billion of our common stock beginning in January 2018 through December 2019.
During 2017, we purchased 7 million shares totaling $516 million. During 2016, we purchased 6 million shares totaling $426 million. During 2015, we purchased 11 million shares totaling $731 million.
We paid quarterly dividends to shareholders totaling $2.12 per share in 2017, $2.04 per share in 2016, and $1.98 per share in 2015. Total cash paid for dividends increased by 4.0% in 2017 and 3.0% in 2016. On February 16, 2018, the board of directors declared a dividend of $.54 per common share, payable on March 15, 2018 to shareholders of record at the close of business on March 5, 2018.
We entered into an unsecured Five-Year Credit Agreement in February 2014, allowing us to borrow, on a revolving credit basis, up to $2.0 billion and expiring in 2019. In January 2018, we entered into an unsecured Five-Year Credit Agreement to replace the existing agreement allowing us to borrow up to $1.5 billion, on a revolving basis.

In January 2018, we entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, to replace the $800 million 364-day facility that expired in January 2018.  The new credit facilities contains customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.  There are no borrowings outstanding under the new credit facilities.
Our long-term debt agreements contain customary covenants that limit Kellogg Company and some of its subsidiaries from incurring certain liens or from entering into certain sale and lease-back transactions. Some agreements also contain change in control provisions. However, they do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in our credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our 364-Day Credit Facility, which expires in January 2019, as well as our Five-Year Credit Agreement, which expires in January 2023. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it.
We monitor the financial strength of our third-party financial institutions, including those that hold our cash and cash equivalents as well as those who serve as counterparties to our credit facilities, our derivative financial instruments, and other arrangements.

We are in compliance with all covenants as of December 30, 2017. We continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of selected bolt-on acquisitions. This will be accomplished through our strong cash flow, our short-term borrowings, and our maintenance of credit facilities on a global basis.

During 2016, we initiated a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program).

During the first half of 2016, in order to mitigate the net working capital impact of the Extended Terms Program for a discrete customer, we entered into an agreement to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Program). Transfers under the Monetization Program are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet.  The Monetization Program provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $800 million, but may be increased as additional financial institutions are added to the Monetization Program.  Accounts receivable sold of $601 million and $562 million remained outstanding under this arrangement as of December 30, 2017 and December 31, 2016, respectively. Approximately $2.2 billion and $1.5 billion of accounts receivable have been sold via the Monetization Program during the years ended December 30, 2017 and December 31, 2016, respectively.

In addition to the Monetization Program, during 2016, in order to mitigate the net working capital impact of the Extended Terms Program for other customers, we entered into agreements with financial institutions (Securitization Program) to sell these receivables resulting in the receivables being de-recognized from our consolidated balance sheet.  The maximum funding from receivables that may be sold at any time is currently $600 million, but may be increased as additional financial institutions are added to the agreement.  As of December 30, 2017, approximately $433 million of accounts receivable sold under the Securitization Program remained outstanding, for which we received cash of approximately $412 million and a deferred purchase price asset of approximately $21 million. As of December 31, 2016, approximately $292 million of accounts receivable sold under the securitization program remained outstanding, for which we received cash of approximately $255 million and a deferred purchase price asset of approximately $37 million. During the years ended December 30, 2017 and December 31, 2016, $2.6 billion and $839 million of accounts receivable were sold through the Securitization Program, respectively. In December 2017, we terminated the Securitization Program, such that no receivables will be sold after December 28, 2017. We terminated the Securitization Program as a result of declining customer interest in an extended-terms program, and recent changes to accounting guidelines that (i) no longer treat the advances from the securitization in a way that preserves Cash Flow, defined as Cash From Operations less Capital Expenditure, and (ii) require burdensome administration, including daily reconciliations of receivables sold and collected under the program. Terminating the Securitization Program will have no impact on our Cash Flow.

Refer to Note 2 within Notes to Consolidated Financial Statements for further information related to the sale of accounts receivable.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off-balance sheet arrangements
At December 30, 2017, we did not have any material off-balance sheet arrangements. Refer to Note 2 within Notes to Consolidated Financial Statements for information on our accounts receivable securitization and factoring programs.
Contractual obligations
The following table summarizes our contractual obligations at December 30, 2017:

Contractual obligations	Payments due by period
(millions)	Total	2018	2019	2020	2021	2022	2023 and beyond
Long-term debt:
Principal	$8,319	407	$507	$850	$600	$1,079	$4,876
Interest (a)	2,306	238	221	211	177	160	1,299
Capital leases (b)	3	1	1	1	—	—	—
Operating leases (c)	455	127	89	61	49	40	89
Purchase obligations (d)	1,341	924	306	86	21	3	1
Uncertain tax positions (e)	8	8	—	—	—	—	—
Other long-term obligations (f)	794	166	68	83	96	100	281
Total	$13,226	$1,871	$1,192	$1,292	$943	$1,382	$6,546

(a)
Includes interest payments on our long-term debt and payments on our interest rate swaps. Interest calculated on our variable rate debt was forecasted using the LIBOR forward rate curve as of December 30, 2017.

(b)	The total expected cash payments on our capital leases include interest expense totaling less than $1 million over the periods presented above.

(c)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.

(d)
Purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2017, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(e)
As of December 30, 2017, our total liability for uncertain tax positions was $60 million, of which $8 million is expected to be paid in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $52 million.

(f)
Other long-term obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2017 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2023 as follows: 2018-$56; 2019-$47; 2020-$65; 2021-$77; 2022-$76; 2023-$117.

In addition, the total tax repatriation payable of $157 million which expected to be paid over the next 8 years is included in the total above.

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
At December 30, 2017, we have property, plant and equipment of $3.7 billion, net of accumulated depreciation, on our balance sheet. Included in this amount are approximately $22 million of idle assets.
Goodwill and other intangible assets
We perform an impairment evaluation of goodwill and intangible assets with indefinite useful lives at least annually during the fourth quarter of each year in conjunction with our annual budgeting process.
Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. For the 2017 goodwill impairment test, the fair value of the reporting units was estimated based on market multiples. Our approach employs market multiples based on sales, if applicable, and/or earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings for companies comparable to our reporting units. In the event the fair value determined using the market multiples approach is close to the carrying value, we may also supplement our fair value determination using discounted cash flows. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units.
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
At December 30, 2017, goodwill and other intangible assets amounted to $8.1 billion, consisting primarily of goodwill and brands associated with the 2001 acquisition of Keebler Foods Company and the 2012 acquisition of Pringles. Within this total, approximately $2.5 billion of non-goodwill intangible assets were classified as indefinite-lived, comprised principally of Keebler and Pringles trademarks. The majority of these intangible assets are recorded in our U.S. Snacks reporting unit. We currently believe that the fair value of our goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to our cash flows. The percentage of excess fair value over carrying value of the U.S. Snacks reporting unit was approximately 57% and 41% in 2017 and 2016, respectively. However, if we had used materially different assumptions, which we do not believe are reasonably possible, regarding the future performance of our business or a different market multiple in the valuation, this could have resulted in significant impairment losses.
Additionally, we have $207 million of goodwill related to our Kashi reporting unit, which was primarily a result of establishing Kashi as a separate operating segment in 2015, which required an allocation of goodwill from our U.S. Snacks operating segment. The 2017 fair value of the Kashi reporting unit was estimated primarily based on a multiple of net sales and discounted cash flows. The percentage of excess over fair value was approximately 30%. The use of modestly different assumptions in the valuation could have resulted in an impairment.

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
To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 71% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis and future return expectations. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return have generally not been revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2017 of 8.5% equated to approximately the 62nd percentile expectation of our model. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 29% of our global benefit plan assets.
Based on consolidated benefit plan assets at December 30, 2017, a 100 basis point increase or decrease in the assumed rate of return would correspondingly increase or decrease 2018 benefits expense by approximately $62 million. For each of the three fiscal years, our actual return on plan assets exceeded (was less than) the recognized assumed return by the following amounts (in millions): 2017-$415; 2016-$84; 2015-$(666).
To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components in our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 5.19%, our initial trend rate for 2018 of 5.75% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 0.25% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at December 30, 2017, a 100 basis point increase in the assumed health care cost trend rates would increase 2018 benefits expense by approximately $7 million and generate an immediate loss recognition of $117 million. A one percent increase in 2018 health care claims cost over that projected from the assumed trend rate would result in an experience loss of approximately $7 million and would increase 2018 expense by $0.3 million. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience loss arising from recognition of 2017 claims experience was approximately $54 million.

Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. At the end of 2014, we revised our mortality assumption after considering the Society of Actuaries' (SOA) updated mortality tables and improvement scale, as well as other mortality information available from the Social Security Administration to develop assumptions aligned with our expectation of future improvement rates. In determining the appropriate mortality assumptions as of December 30, 2017, we considered the SOA's 2017 updated improvement scale. The SOA's 2017 scale incorporates changes consistent with our view of future mortality improvements established in 2014. Therefore, we adopted the 2017 SOA improvement scale. This change to the mortality assumption decreased the year-end U.S. pension and other postretirement benefit obligations by $21 million and $9 million, respectively.
To conduct our annual review of discount rates, we selected the discount rate based on a cash-flow matching analysis using Willis Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments constituting the projected benefit obligation for the plans. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. A similar methodology is applied in Canada and Europe, except the smaller bond markets imply that yields between the 10th and 90th percentiles are preferable and in the U.K. the underlying yield curve was derived after further adjustments to the universe of bonds to remove bonds from issuers where it is not clear if they are truly corporate bonds. We use a December 31 measurement date for our defined benefit plans. Accordingly, we select yield curves to measure our benefit obligations that are consistent with market indices during December of each year.
Based on consolidated obligations at December 30, 2017, a 25 basis point decline in the yield curve used for benefit plan measurement purposes would decrease 2018 benefits expense by approximately $4 million and would result in an immediate loss recognition of $239 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.
Despite the previously-described rigorous policies for selecting major actuarial assumptions, we periodically experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2017, we recognized a net actuarial gain of approximately $126 million compared to a net actuarial loss of approximately $307 million in 2016. The total net gain recognized in 2017 was driven by a $415 million gain from better than expected asset returns, offset by a loss of approximately $289 million of plan experience and assumption changes, including declines in the discount rate which were partially offset by the change in mortality assumptions. During 2017, we also recognized curtailment gains of $153 million related to benefit changes and certain events affecting our benefit programs.
Of the total net gain recognized in 2016, approximately $393 million was related to assumption changes, primarily declines in the discount rate which were partially offset by the change in mortality assumptions. The loss was offset by an $84 million gain from better than expected asset returns.
During 2017, we made contributions in the amount of $31 million to Kellogg’s global tax-qualified pension programs. This amount was mostly non-discretionary. Additionally we contributed $13 million to our retiree medical programs.
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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code including a one-time transition tax on certain current and accumulated earnings and profits of certain of our foreign subsidiaries. In order to determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. We are able to make a reasonable estimate of the transition tax and recorded a transition tax obligation of $157 million which we expect to elect to pay over eight years. The current portion of $17 million is included in Other current liabilities and the remainder is included within Other liabilities on the balance sheet. However, we are awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information to more precisely compute the amount of the transition tax liability.

In addition to the transition tax, the Tax Act introduced a territorial tax system, which will be effective beginning in 2018. As of the year-ended December 30, 2017, we have accumulated foreign earnings and profits of approximately $2.6 billion, which are primarily in Europe. As our accumulated foreign earnings and profits continue to be indefinitely reinvested and the company is still finalizing its assessment of the territorial tax system and the Tax Act on its indefinite reinvestment assertion on a go-forward basis, it is impracticable for us to estimate a future tax cost for any unrecognized deferred tax liabilities because the actual tax liability, if any, would be dependent on complex analysis and calculations considering various tax laws, exchange rates, circumstances existing when a repatriation, sale, or liquidation occurs, and other factors.
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

ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS
Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. In August 2017, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) intended to simplify hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. The new guidance is effective on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. We will adopt the new ASU in the first quarter of 2018 and are currently evaluating the impact of adoption.

Improving the Presentation of net Periodic Pension Cost and net Periodic Postretirement Benefit Cost. In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. We will adopt the ASU in the first quarter of 2018. If we had adopted the ASU in the first quarter of 2017, on an as reported basis, the impact to our Corporate segment would have been an increase to COGS and SG&A of $325 million and $217 million, respectively, with an offsetting decrease to other income (expense), net (OIE) of $542 million in the year ended December 30, 2017. For the year ended December 31, 2016, the impact to our Corporate segment would have been a decrease to COGS and SG&A of $54 million and $26 million, respectively, with an offsetting increase to OIE of $80 million. Adoption will have no impact on net income or cash flow. The impact to the Consolidated Balance Sheet at December 30, 2017 and December 31, 2016 would have been immaterial.

On a comparable basis, the impact would have been an increase to COGS and SG&A of $169 million and $99 million, respectively, with an offsetting decrease to OIE of $274 million in the year ended December 30, 2017. On a comparable basis for the year ended December 31, 2016, the impact would have been an increase to COGS and SG&A of $143 million and $82 million, respectively, with an offsetting decrease to OIE of $225 million.
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

Classification of certain cash receipts and payments. In August 2016, the FASB issued an ASU to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows.  The ASU is  effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.   The amendments in this ASU should be applied retrospectively.  We will adopt the new ASU in the first quarter of 2018 and are currently evaluating the impact of adoption.
Leases. In February 2016, the FASB issued an ASU which will require the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The distinction between finance leases and operating leases will remain, with similar classification criteria as current GAAP to distinguish between capital and operating leases. The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. Lessor accounting remains substantially similar to current GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. We will adopt the new ASU in the first quarter of 2019 and are currently evaluating the impact that implementing this ASU will have on our financial statements and disclosures. Please refer to Note 7 for a summary of our undiscounted minimum rental commitments under operating leases as of December 30, 2017.

Recognition and measurement of financial assets and liabilities. In January 2016, the FASB issued an ASU which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. Entities should apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We will adopt the updated standard in the first quarter of 2018 and do not expect the adoption of this guidance to have a material impact on our financial statements.

Revenue from contracts with customers. In May 2014, the FASB issued an ASU which provides guidance for accounting for revenue from contracts with customers across all industries, with final amendments issued in 2016. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The standard also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. We will adopt the guidance in the first quarter of 2018 using the full retrospective transition method which requires restating each prior reporting period presented. The adoption is not expected to have a material impact on our financial statements and is limited to timing and classification differences as well as disaggregated revenue disclosures.

FUTURE OUTLOOK
We provide net sales guidance on a currency-neutral basis. On this basis, we expect net sales to be flat in 2018. The October acquisition of RXBAR is expected to contribute 1-2% growth offset by a 1% decline related to the negative impact of our exit from Direct Store Delivery (DSD) in U.S. Snacks, including list-price adjustments and rationalization of stock-keeping units, and a flat to 1% decrease for the remainder of our business.

From a profitability standpoint, we expect currency-neutral adjusted operating profit to increase 4-6% during 2018. RXBAR is expected to contribute 1-2% of this growth, while the remaining growth is driven by remaining Project K and ZBB savings, partially offset by an increase in brand building. The resultant operating profit margin reaches our publicly stated margin-expansion target, excluding the impact of pending accounting changes.

Finally, we expect currency-neutral adjusted EPS to grow in the range of 9 to 11% in 2018. This growth incorporates an effective tax rate of 20-21%, 5-6% lower than 2017 as a result of U.S. Tax Reform. The tax benefit is partially offset by the impact of de-leveraging our capital structure and de-risking pension plans by making additional contributions or adjusting target pension asset allocations plans to a more conservative investment mix, which would be accompanied by a reduction in our Expected Return on Assets assumption.

We expect that full-year cash flow will be between $1.2 and $1.3 billion, with year on year growth driven by higher net income, sustained working capital improvement, and the benefits of U.S. Tax Reform. Our guidance includes remaining cash outlays related to Project K and capital expenditures of approximately $500 million.

2018 Non-GAAP Financial Measures
Starting in 2018, the Company is modifying its presentation of non-GAAP measurements.  This modification aligns with how the Company assesses its reporting segments, which now includes the delivery of objectives for acquired businesses, and presents performance in a way that is more simple and useful to investors, using nomenclature that is used by peer companies.  Non-GAAP financial measures used for 2018 guidance include organic net sales, adjusted operating profit, adjusted diluted EPS, and cash flow. These non-GAAP financial measures are also evaluated for year-over-year growth and on a currency-neutral basis to evaluate the underlying growth of the business and to exclude the effect of foreign currency. We determine currency-neutral operating results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. These non-GAAP financial measures may not be comparable to similar measures used by other companies.

•
Currency-neutral net sales and organic net sales: We adjust the GAAP financial measure to exclude the impact of foreign currency, resulting in currency-neutral sales. In addition, we exclude the impact of acquisitions, dispositions, related integration costs, shipping day differences, and foreign currency, resulting in organic net sales. We excluded the items which we believe may obscure trends in our underlying net sales performance. By providing these non-GAAP net sales measures, management intends to provide investors with a meaningful, consistent comparison of net sales performance for the Company and each of our reportable segments for the periods presented. Management uses these non-GAAP measures to evaluate the effectiveness of initiatives behind net sales growth, pricing realization, and the impact of mix on our business results. These non-GAAP measures are also used to make decisions regarding the future direction of our business, and for resource allocation decisions.

•
Currency-neutral adjusted operating profit and adjusted diluted EPS: We adjust the GAAP financial measures to exclude the effect of Project K and cost reduction activities, mark-to-market adjustments for pension plans, commodities and certain foreign currency contracts. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, such as Project K, ZBB and Revenue Growth Management, to assess performance of newly acquired businesses, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments. Currency-neutral adjusted represents adjusted excluding foreign currency impact.

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

We are unable to reasonably estimate the potential full-year financial impact of mark-to-market adjustments because these impacts are dependent on future changes in market conditions (interest rates, return on assets, and commodity prices) or future decisions to be made by our management team and Board of Directors, including decisions on future acquisitions or dispositions. Similarly, because of volatility in foreign exchange rates and shifting country mix of our international earnings, we are unable to reasonably estimate the potential full-year financial impact of foreign currency translation.

As a result, these impacts are not included in the guidance provided. Therefore, we are unable to provide a full reconciliation of these non-GAAP measures used in our guidance without unreasonable effort as certain information necessary to calculate such measure on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company.

The projected impact of certain other items that are excluded from non-GAAP guidance are shown below:

Impact of certain items excluded from non-GAAP guidance:	Net Sales	Operating Profit	Effective Tax Rate	Earnings Per Share
Project K and cost restructuring activities		$90-110M		$0.27-0.32
Income Tax benefit applicable to adjustments, net**				$0.05-0.06
Currency-neutral adjusted guidance	Flat	4-6%	20-21%	9-11%
* 2018 full year guidance for net sales, operating profit, and earnings per share are provided on a non-GAAP basis only because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company. The Company is providing quantification of known adjustment items where available.

** Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)
Approximate
Full Year 2018
Net cash provided by (used in) operating activities	$1.7 - $1.8
Additions to properties	~($.5)
Cash Flow	$1.2 - $1.3

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
Foreign exchange risk
Our company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany transactions, and when applicable, nonfunctional currency denominated third-party debt. Our company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, our company is exposed to volatility in the translation of foreign currency denominated earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the euro, British pound, Mexican peso, Australian dollar, Canadian dollar, Russian ruble, Brazilian Real and Nigerian Naira and in the case of inter-subsidiary transactions, the British pound versus the euro. We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements may be established in conjunction with the term of underlying debt issuances.
The total notional amount of foreign currency derivative instruments at year-end 2017 was $2.2 billion, representing a settlement obligation of $4 million. The total notional amount of foreign currency derivative instruments at year-end 2016 was $1.4 billion, representing a settlement receivable of $16 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities, and mature within 18 months. Assuming an unfavorable 10% change in year-end exchange rates, the settlement obligation would have increased by $71 million at year-end 2017 and the settlement receivable at year-end 2016 would have become a settlement obligation of $46 million. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
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
During 2017 and 2016, we entered into interest rate swaps, and in some instances terminated interest rate swaps, in connection with certain U.S. Dollar and Euro Notes. Refer to Note 8 within Notes to Consolidated Financial Statements. The total notional amount of interest rate swaps at year-end 2017 was $2.3 billion, representing a settlement obligation of $54 million. The total notional amount of interest rate swaps at year-end 2016 was $2.2 billion, representing a settlement obligation of $64 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $27 million and $17 million at year-end 2017 and 2016, respectively.

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
The total notional amount of commodity derivative instruments at year-end 2017 was $544 million, representing a settlement obligation of approximately $1 million. The total notional amount of commodity derivative instruments at year-end 2016 was $437 million, representing a settlement receivable of approximately $6 million. Assuming a 10% decrease in year-end commodity prices, the settlement obligation would have increased by $41 million at year-end 2017, and the settlement obligation would have increased by approximately $20 million at year-end 2016, generally offset by a reduction in the cost of the underlying commodity purchases.
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
Reciprocal collateralization agreements
In some instances we have reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a net liability position to us or our counterparties exceeds a certain amount. As of December 30, 2017 and December 31, 2016, we had posted collateral of $20 million and $41 million, respectively, in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet. As of December 30, 2017 and December 31, 2016, we posted $17 million and $7 million, respectively, in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)	2017	2016	2015
Net sales	$12,923	$13,014	$13,525
Cost of goods sold	7,901	8,259	8,844
Selling, general and administrative expense	3,076	3,360	3,590
Operating profit	$1,946	$1,395	$1,091
Interest expense	256	406	227
Other income (expense), net	(16)	(62)	(91)
Income before income taxes	1,674	927	773
Income taxes	412	233	159
Earnings (loss) from unconsolidated entities	7	1	—
Net income	$1,269	$695	$614
Net income (loss) attributable to noncontrolling interests	—	1	—
Net income attributable to Kellogg Company	$1,269	$694	$614
Per share amounts:
Basic	$3.65	$1.98	$1.74
Diluted	$3.62	$1.96	$1.72
Dividends per share	$2.12	$2.04	$1.98
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2017			2016			2015
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$1,269			$695			$614
Other comprehensive income:
Foreign currency translation adjustments	$(34)	$113	79	$(230)	$(24)	(254)	$(170)	$(26)	(196)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	—	—	—	(55)	22	(33)	8	(3)	5
Reclassification to net income	9	(3)	6	11	(6)	5	(23)	3	(20)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	44	(12)	32	25	(9)	16	—	—	—
Prior service credit (cost)	—	—	—	(4)	2	(2)	63	(24)	39
Reclassification to net income:
Net experience loss	—	—	—	3	(1)	2	3	(1)	2
Prior service cost	1	—	1	5	(1)	4	9	(3)	6
Venezuela deconsolidation loss	—	—	—	63	—	63	—	—	—
Other comprehensive income (loss)	$20	$98	$118	$(182)	$(17)	$(199)	$(110)	$(54)	$(164)
Comprehensive income			$1,387			$496			$450
Net income (loss) attributable to noncontrolling interests			—			1			—
Other comprehensive income (loss) attributable to noncontrolling interests			—			—			(1)
Comprehensive income attributable to Kellogg Company			$1,387			$495			$451
Refer to notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET

(millions, except share data)	2017	2016
Current assets
Cash and cash equivalents	$281	$280
Accounts receivable, net	1,389	1,231
Inventories	1,217	1,238
Other current assets	149	191
Total current assets	3,036	2,940
Property, net	3,716	3,569
Goodwill	5,504	5,166
Other intangibles, net	2,639	2,369
Investment in unconsolidated entities	429	438
Other assets	1,026	629
Total assets	$16,350	$15,111
Current liabilities
Current maturities of long-term debt	$409	$631
Notes payable	370	438
Accounts payable	2,269	2,014
Other current liabilities	1,431	1,391
Total current liabilities	4,479	4,474
Long-term debt	7,836	6,698
Deferred income taxes	363	525
Pension liability	839	1,024
Other liabilities	605	464
Commitments and contingencies
Equity
Common stock, $.25 par value, 1,000,000,000 shares authorized Issued: 420,514,582 shares in 2017 and 420,472,901 shares in 2016	105	105
Capital in excess of par value	878	806
Retained earnings	7,103	6,571
Treasury stock, at cost 74,911,865 shares in 2017 and 69,403,567 shares in 2016	(4,417)	(3,997)
Accumulated other comprehensive income (loss)	(1,457)	(1,575)
Total Kellogg Company equity	2,212	1,910
Noncontrolling interests	16	16
Total equity	2,228	1,926
Total liabilities and equity	$16,350	$15,111
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity
	shares	amount			shares	amount
Balance, January 3, 2015	420	$105	$678	$6,689	64	$(3,470)	$(1,213)	$2,789	$62	$2,851
Common stock repurchases					11	(731)		(731)		(731)
Net income (loss)				614				614	—	614
Acquisition of noncontrolling interest								—	7	7
VIE deconsolidation								—	(58)	(58)
Dividends				(700)				(700)		(700)
Other comprehensive income							(163)	(163)	(1)	(164)
Stock compensation			51					51		51
Stock options exercised and other			16	(6)	(5)	258		268		268
Balance, January 2, 2016	420	$105	$745	$6,597	70	$(3,943)	$(1,376)	$2,128	$10	$2,138
Common stock repurchases					6	(426)		(426)		(426)
Net income (loss)				694				694	1	695
Acquisition of noncontrolling interest								—	5	5
Dividends				(716)				(716)		(716)
Other comprehensive loss							(199)	(199)	—	(199)
Stock compensation			63					63		63
Stock options exercised and other			(2)	(4)	(7)	372		366		366
Balance, December 31, 2016	420	$105	$806	$6,571	69	$(3,997)	$(1,575)	$1,910	$16	$1,926
Common stock repurchases					7	(516)		(516)		(516)
Net income (loss)				1,269				1,269	—	1,269
Acquisition of noncontrolling interest								—	—	—
Dividends				(736)				(736)		(736)
Other comprehensive loss							118	118	—	118
Stock compensation			66					66		66
Stock options exercised and other	1		6	(1)	(1)	96		101		101
Balance, December 30, 2017	421	$105	$878	$7,103	75	$(4,417)	$(1,457)	$2,212	$16	$2,228

Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)	2017	2016	2015
Operating activities
Net income	$1,269	$695	$614
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	481	517	534
Postretirement benefit plan expense	(427)	198	320
Deferred income taxes	(56)	(26)	(169)
Stock compensation	66	63	51
Venezuela deconsolidation	—	72	—
Venezuela remeasurement	—	11	169
VIE deconsolidation	—	—	(49)
Noncurrent income taxes payable	144	(12)	(21)
Other	27	(62)	8
Postretirement benefit plan contributions	(44)	(33)	(33)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(57)	21	(127)
Inventories	80	7	(42)
Accounts payable	193	124	427
Accrued income taxes	(29)	4	29
Accrued interest expense	3	7	5
Accrued and prepaid advertising, promotion and trade allowances	34	14	7
Accrued salaries and wages	(27)	(7)	20
All other current assets and liabilities	(11)	35	(52)
Net cash provided by (used in) operating activities	$1,646	$1,628	$1,691
Investing activities
Additions to properties	$(501)	$(507)	$(553)
Acquisitions, net of cash acquired	(592)	(398)	(161)
Reduction of cash due to Venezuela deconsolidation	—	(2)	—
Investments in unconsolidated entities	—	27	(456)
Acquisition of cost method investments	(7)	(2)	—
Other	6	(11)	43
Net cash provided by (used in) investing activities	$(1,094)	$(893)	$(1,127)
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	153	(918)	443
Issuances of notes payable, with maturities greater than 90 days	17	1,961	214
Reductions of notes payable, with maturities greater than 90 days	(238)	(1,831)	(283)
Issuances of long-term debt	1,251	2,657	696
Reductions of long-term debt	(632)	(1,737)	(606)
Net issuances of common stock	97	368	261
Common stock repurchases	(516)	(426)	(731)
Cash dividends	(736)	(716)	(700)
Net cash provided by (used in) financing activities	$(604)	$(642)	$(706)
Effect of exchange rate changes on cash and cash equivalents	53	(64)	(50)
Increase (decrease) in cash and cash equivalents	$1	$29	$(192)
Cash and cash equivalents at beginning of period	280	251	443
Cash and cash equivalents at end of period	$281	$280	$251

Supplemental cash flow disclosures:
Interest paid	$258	$405	$228
Income taxes paid	$352	$256	$337

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$151	$161	$147
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
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2017, 2016 and 2015 fiscal years each contained 52 weeks and ended on December 30, 2017, December 31, 2016, and January 2, 2016, respectively.
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
Accounts receivable
Accounts receivable consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts and prompt payment discounts. Trade receivables do not bear interest. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data. Account balances are written off against the allowance when management determines the receivable is uncollectible. As of year-end 2017 and 2016, the Company's off-balance sheet credit exposure related to its customers was immaterial. Please refer to Note 2 for information on sales of accounts receivable.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis.
Property
The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 5-30; office equipment 4-5; computer equipment and capitalized software 3-7; building components 15-25; building structures 30-50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. As of year-end 2017 and 2016, the carrying value of assets held for sale was immaterial.

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
Accounts payable
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into the agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers.  As of December 30, 2017, $850 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $674 million of those payment obligations to participating financial institutions. As of December 31, 2016, $677 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $507 million of those payment obligations to participating financial institutions.
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

As of December 30, 2017 substantially all foreign earnings were considered permanently invested.  As the Company's accumulated foreign earnings and profits continue to be indefinitely reinvested and the company is still finalizing its assessment of the territorial tax system and the Tax Act on its indefinite reinvestment assertion on a go-forward basis, it is impracticable for the Company to estimate a future tax cost for any unrecognized deferred tax liabilities because the actual tax liability, if any, would be dependent on complex analyses and calculations considering various tax laws, exchange rates, circumstances existing when a repatriation, sale, or liquidation occurs, and other factors.
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

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes a provision designed to tax currently global intangible low taxed income (GILTI) starting in 2018. Under the provision, a U.S. shareholder is required to include in gross income the amount of its GILTI, which is 50% of the excess of the shareholder’s net tested income of its controlled foreign corporation over the deemed tangible income return. The amount of GILTI included by a U.S. shareholder is computed by aggregating all controlled foreign corporations (CFC). Shareholders are allowed to claim a foreign tax credit for 80 percent of the taxes paid or accrued with respect to the tested income of each CFC, subject to some limitations.

Beginning in 2018, the Company intends to account for the GILTI as a period cost and will include a provisional estimate for GILTI in its Q1 2018 effective tax rate. The FASB staff has indicated that a company should make and disclose a policy election as to whether it will (1) recognize deferred taxes for basis differences expected to reverse as GILTI or (2) account for GILTI as a period cost if and when incurred. The Company is currently applying the SAB 118 guidance to the selection of a GILTI accounting policy election and, therefore, as of December 30, 2017, the determination of its GILTI accounting policy is not complete. The Company intends to finalize its GILTI accounting policy in 2018 during the measurement period.
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

New accounting standards

Income Taxes. In October 2016, the Financial Accounting Standards Board (FASB), as part of their simplification initiative, issued an Accounting Standards Update (ASU) to improve the accounting for income tax consequences of intra-entity transfers of assets other than inventory. Current Generally Accepted Accounting Principles (GAAP) prohibit recognition of current and deferred income taxes for intra-entity asset transfers until the asset has been sold to an outside party, which is an exception to the principle of comprehensive recognition of current and deferred income taxes in GAAP. The amendments in the ASU eliminate the exception, such that entities should recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. That is, early adoption should be the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the period of adoption.  The Company early adopted the ASU in the first quarter of 2017. As a result of intercompany transfers of intellectual property, the Company recorded a $39 million reduction in income tax expense during the year ended December 30, 2017. Upon adoption, there was no cumulative effect adjustment to retained earnings.
Improvements to employee share-based payment accounting. In March 2016, the FASB issued an ASU as part of its simplification initiative. The Company early adopted the accounting standard update in the first quarter of 2016. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. The main provisions of the ASU are as follows:

•
Excess tax benefits and deficiencies for share-based payments are recorded as an adjustment of income taxes and reflected in operating cash flows after adoption of this ASU. Excess tax benefits and deficiencies were previously recorded in equity and as financing cash flows prior to adoption of this ASU. See Note 13 for information on the impact of this accounting change.

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

Simplifying the Measurement of Inventory. In July 2015, the FASB issued an ASU to simplify the measurement of inventory. The ASU requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted the updated standard in the first quarter of 2017 with no material impact to the financial statements,

Balance sheet classification of deferred taxes. In November 2015, the FASB issued an ASU to simplify the presentation of deferred income taxes. The ASU requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. Entities should apply the new guidance either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company early adopted the updated standard in the first quarter of 2016, on a prospective basis. The year-end 2015 balance for current deferred tax assets and liabilities was $227 million and $(9) million, respectively.  Please see Note 13 for more information on the Company’s deferred tax assets and liabilities. Prior period balances have not been adjusted.

Simplifying the accounting for measurement-period adjustments. In September 2015, the FASB issued an ASU to simplify the accounting for measurement-period adjustments for items in a business combination. The ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Entities should apply the new guidance prospectively to adjustments to provisional amounts that occur after the effective date of the ASU with earlier application permitted for financial statements that have not been issued. The Company adopted the updated standard in the first quarter of 2016 with no material impact to the financial statements.

Accounting standards to be adopted in future periods

Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued an ASU intended to simplify hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. The new guidance is effective on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The Company will adopt the new ASU in the first quarter of 2018 and is currently assessing the impact and timing of adoption of this ASU.

Improving the Presentation of net Periodic Pension Cost and net Periodic Postretirement Benefit Cost. In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption should be the first interim period if an entity issues interim financial statements. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company will adopt the ASU in the first quarter of 2018. If the Company had adopted the ASU in the first quarter of 2017, the impact to its Consolidated Statement of Income would have been an increase to COGS and SG&A of $325 million and $217 million, respectively, with an offsetting decrease to Other income (expense), net (OIE) of $542 million in the year ended December 30, 2017. For the year ended December 31, 2016, the impact to the Company's Consolidated Statement of Income would have been a decrease to COGS and SG&A of $54 million and $26 million, respectively, with an offsetting increase to OIE of $80 million. Adoption will have no impact on net income or cash flow. The impact to the Consolidated Balance Sheet at December 30, 2017 and December 31, 2016 would have been immaterial.

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

Statement of Cash Flows. In August 2016, the FASB issued an ASU to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.   The amendments in this ASU should be applied retrospectively.  The Company will adopt the new ASU in the first quarter of 2018 and is currently evaluating the impact of adoption.
Leases. In February 2016, the FASB issued an ASU which will require the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The distinction between finance leases and operating leases will remain, with similar classification criteria as current GAAP to distinguish between capital and operating leases. The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. Lessor accounting remains substantially similar to current GAAP. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company will adopt the new ASU in the first quarter of 2019 and is currently evaluating the impact that implementing this ASU will have on its financial statements and disclosures. Please refer to Note 7 for a summary of the Company's undiscounted minimum rental commitments under operating leases as of December 30, 2017.

Recognition and measurement of financial assets and liabilities. In January 2016, the FASB issued an ASU which primarily affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. Entities should apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company will adopt the updated standard in the first quarter of 2018 and does not expect the adoption of this guidance to have a material impact on its financial statements.

Revenue from contracts with customers. In May 2014, the FASB issued an ASU which provides guidance for accounting for revenue from contracts with customers across all industries with final amendments issued in 2016. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3)

determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The standard also calls for additional disclosures around the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and changes in judgments. When the ASU was originally issued it was effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and early adoption was not permitted. On July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. The updated standard will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Entities will be permitted to adopt the new revenue standard early, but not before the original effective date.  Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. The Company plans to adopt in the first quarter of 2018 using the full retrospective transition method which requires restating each prior reporting period presented. The adoption is not expected to have a material impact its financial statements and is limited to timing and classification differences as well as disaggregated revenue disclosures.

NOTE 2
SALE OF ACCOUNTS RECEIVABLE
During 2016, The Company initiated a program in which a customer could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program).

In 2016, the Company entered into a Receivable Sales Agreement (Monetization Program) and a separate U.S. accounts receivable securitization program (Securitization Program), both described below, which are intended to directly offset the impact the Extended Terms Program would have on the days-sales-outstanding (DSO) metric that is critical to the effective management of the Company's accounts receivable balance and overall working capital.

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of December 30, 2017 and December 31, 2016 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Monetization Program
In March 2016, the Company entered into a Monetization Program to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Monetization Program provides for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is $800 million.  Accounts receivable sold of $601 million and $562 million remained outstanding under this arrangement as of December 30, 2017 and December 31, 2016, respectively. During 2017 and 2016, approximately $2.2 billion and $1.5 billion of accounts receivable have been sold via the Monetization Program, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is approximately $11 million and $5 million for the years ended December 30, 2017 and December 31, 2016, respectively, and is included in Other income and expense.

Securitization Program
In July 2016, the Company entered into the Securitization Program with a third party financial institution. Under the program, the Company received cash consideration of up to $600 million and a deferred purchase price asset for the remainder of the purchase price. Transfers under the Securitization Program were accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. This Securitization Program utilized Kellogg Funding Company (Kellogg Funding), a wholly-owned subsidiary of the Company. Kellogg Funding's sole business consisted of the purchase of receivables, from its parent or other subsidiary and subsequent transfer of such receivables and related assets to financial institutions. Although Kellogg Funding is included in the Company's consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of Kellogg Funding assets prior to any assets or value in Kellogg Funding becoming available to the Company or its subsidiaries. The assets of Kellogg Funding are not available to pay creditors of the Company or its subsidiaries. The Securitization Program was structured to expire in July 2018, but was terminated at the end of 2017. The Company terminated the accounts receivable securitization program as a result of declining customer interest in an extended-terms program, and recent changes to accounting guidelines that (i) no longer treat the advances from the securitization in a way that preserves Cash Flow, defined as Cash From Operations less Capital Expenditure, and (ii) require burdensome administration, including daily reconciliations of receivables sold and collected under the program. Terminating the securitization will have no impact on our Cash Flow.

During the years ended December 30, 2017 and December 31, 2016, $2.6 billion and $839 million of accounts receivable were sold via the Securitization Program, respectively. As of December 30, 2017, approximately $433 million of accounts receivable sold to Kellogg Funding under the Securitization Program remained outstanding, for which the Company received net cash proceeds of approximately $412 million and a deferred purchase price asset of approximately $21 million. As of December 31, 2016, approximately $292 million of accounts receivable sold to Kellogg Funding under the Securitization Program remained outstanding, for which the Company received net cash proceeds of approximately $255 million and a deferred purchase price asset of approximately $37 million. The portion of the purchase price for the receivables which was not paid in cash by the financial institutions is a deferred purchase price asset, which is paid to Kellogg Funding as payments on the receivables are collected from customers. The deferred purchase price asset represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price asset is included in Other current assets on the Consolidated Balance Sheet. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables is approximately $7 million for the year end December 30, 2017 and was not material for year ended December 31, 2016. The recorded net loss on sale of receivables is included in Other income and expense.

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. During the years ended December 30, 2017 and December 31, 2016, $237 million and $164 million of accounts receivable were sold via these programs, respectively. Accounts receivable sold of $86 million and $124 million remained outstanding under these programs as of December 30, 2017 and December 31, 2016, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on the sale of these receivables is included in Other income and expense and is not material.

NOTE 3
GOODWILL AND OTHER INTANGIBLE ASSETS

RXBAR acquisition
In October 2017, the Company completed its acquisition of Chicago Bar Co., LLC, the manufacturer of RXBAR, for $600 million, or $596 million net of cash and cash equivalents. The purchase price is subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the acquisition date compared to targeted amounts. The acquisition was accounted for under the purchase price method and was financed with short-term borrowings.

For the post-acquisition period ended December 30, 2017, the acquisition added $27 million in net sales and less than $1 million of operating profit in the Company's North America Other reporting segment. The pro forma effects of this acquisition were not material.

The assets and liabilities are included in the Consolidated Balance Sheet as of December 30, 2017 within the North America Other reporting segment. The acquired assets and assumed liabilities include the following:

(millions)	October 27, 2017
Current assets	$43
Goodwill	375
Intangible assets, primarily indefinite-lived brands	201
Current liabilities	(23)
$596

The amounts in the above table represent the preliminary allocation of purchase price and are subject to revision when the working capital and net debt adjustments to the purchase price are agreed between the parties and valuations are finalized for intangible assets. These items will be finalized in 2018. The goodwill from this acquisition is expected to be deductible for income tax purposes and reflects the value of utilizing the Company’s resources to increase the number of distribution locations and customers as well as any intangible assets that do not qualify for separate recognition.

Parati acquisition
In December 2016, the Company acquired Ritmo Investimentos, controlling shareholder of Parati S/A, Afical Ltda and Padua Ltda ("Parati Group"), a leading Brazilian food group for approximately BRL1.38 billion ($381 million) or $379 million, net of cash and cash equivalents. The purchase price was subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the acquisition date compared to targeted amounts. These adjustments were finalized during 2017 and resulted in a purchase price reduction of BRL14 million ($4 million). The acquisition was accounted for under the purchase price method and was financed with cash on hand and short-term borrowings.

For the year ended December 30, 2017 the acquisition added $217 million in net sales and $22 million of operating profit in the Company's Latin America reporting segment.

The assets and liabilities of the Parati Group are included in the Consolidated Balance Sheet as of December 30, 2017 within the Latin America segment. The acquired assets and assumed liabilities include the following:

(millions)	December 1, 2016
Current assets	$44
Property	72
Goodwill	165
Intangible assets	148
Current liabilities	(48)
Non-current deferred tax liability and other	(6)
$375

During the year ended December 30, 2017, the value of intangible assets subject to amortization increased $39 million, resulting in an immaterial change to amortization expense, and intangible assets not subject to amortization decreased $11 million with an offsetting $28 million adjustment to goodwill in conjunction with an updated allocation of the purchase price.

A portion of the acquisition price aggregating $67 million was placed in escrow in favor of the seller for general representations and warranties, as well as pending resolution of certain contingencies arising from the business prior to the acquisition. During the year ended December 30, 2017, the Company recognized $7 million for certain pre-acquisition contingencies which are considered to be probable of being incurred, which increased goodwill.

During 2017, the Company finalized plans to merge the acquired and pre-existing Brazilian legal entities, which resulted in tax basis of the acquired intangible assets. Accordingly, deferred tax liabilities and goodwill were both reduced by $58 million.

The amounts in the above table represent the allocation of purchase price as of December 30, 2017 and represent the finalization of the valuations for intangible assets and the Company's evaluation of pre-acquisition contingencies and finalization of the merger. The goodwill from this acquisition is expected to be deductible for income tax purposes.

Other acquisitions
In September 2016, the Company acquired a majority ownership interest in a natural, bio-organic certified breakfast company for €3 million, which was accounted for under the purchase method and financed with cash on hand. The assets, which primarily consist of indefinite lived intangible assets and goodwill, and liabilities, including non-controlling interests, are included in the Consolidated Balance Sheet as of December 31, 2016 and December 30, 2017 within the Europe segment.

In March 2016, the Company completed the acquisition of an organic and natural snack company for $18 million, which was accounted for under the purchase method and financed with cash on hand. The assets, which primarily consist of indefinite lived brands, and liabilities are included in the Consolidated Balance Sheet as of December 31, 2016 and December 30, 2017 within the North America Other segment.

Bisco Misr acquisition
In January 2015, the Company completed its acquisition of a majority interest in Bisco Misr, the number one packaged biscuits company in Egypt, for $125 million, or $117 million net of cash and cash equivalents acquired. The acquisition was accounted for under the purchase method and was financed through cash on hand. The assets and liabilities of Bisco Misr are included in the Consolidated Balance Sheet as of December 30, 2017 and December 31, 2016 and the results of its operations subsequent to the acquisition date, which are immaterial, are included in the Consolidated Statement of Income within the Europe operating segment.

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

In October 2015, the Company acquired additional ownership in Bisco Misr through payment of $13 million to non-controlling interests, which is reported as financing activity on the consolidated statement of cash flows. As of December 30, 2017 and December 31, 2016 the Company owns greater than 95% of Bisco Misr outstanding shares.

Mass Food acquisition
In September 2015, the Company completed the acquisition of Mass Foods, Egypt's leading cereal company, for $46 million, or $44 million net of cash and cash equivalents acquired. The purchase price was subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the acquisition date compared to targeted amounts. During 2016, the purchase price was finalized resulting in a reduction in the purchase price of $3 million. The acquisition was accounted for under the purchase method and financed through cash on hand. The assets and liabilities of Mass Foods are included in the Consolidated Balance Sheet as of December 30, 2017 and December 31, 2016 and the results of its operations subsequent to the acquisition date, which are immaterial, are included in the Consolidated Statement of Income within the Europe reportable segment. The acquired assets and liabilities assumed include the following: Current assets - $8 million, Property, intangible assets and goodwill - $46 million, Current and non-current liabilities - $13 million. Goodwill, which is not expected to be deductible for statutory tax purposes, is calculated as the excess of the purchase price over the fair value of the net assets recognized. The goodwill recorded primarily reflects the value of providing an established platform to leverage the Company's existing brands in the markets served by Mass Foods as well as any intangibles that do not qualify for separate recognition. The allocation of purchase price was finalized during 2016.

Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer lists, and indefinite-lived intangible assets, consisting of brands, are presented in the following tables:

Carrying amount of goodwill

Changes in the carrying amount of goodwill
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 2, 2016	$131	$3,568	$82	$456	$431	$76	$224	$4,968
Additions	—	—	—	—	4	241	—	245
Currency translation adjustment	—	—	—	1	(59)	11	—	(47)
December 31, 2016	$131	$3,568	$82	$457	$376	$328	$224	$5,166
Additions	—	—	—	375	—	—	—	375
Purchase price allocation adjustment	—	—	—	—	—	(79)	—	(79)
Purchase price adjustment	—	—	—	—	—	(4)	—	(4)
Currency translation adjustment	—	—	—	4	38	(1)	5	46
December 30, 2017	$131	$3,568	$82	$836	$414	$244	$229	$5,504
Intangible assets subject to amortization

Intangible assets subject to amortization
(millions) Gross carrying amount	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 2, 2016	$8	$42	$—	$5	$45	$6	$10	$116
Additions	—	—	—	—	—	29	—	29
Currency translation adjustment	—	—	—	—	(5)	1	—	(4)
December 31, 2016	$8	$42	$—	$5	$40	$36	$10	$141
Additions	—	—	—	17	—	—	—	17
Purchase price allocation adjustment	—	—	—	—	—	39	—	39
Currency translation adjustment	—	—	—	—	5	(1)	—	4
December 30, 2017	$8	$42	$—	$22	$45	$74	$10	$201

Accumulated Amortization
January 2, 2016	$8	$16	$—	$4	$11	$6	$2	$47
Amortization	—	3	—	—	3	—	1	7
December 31, 2016	$8	$19	$—	$4	$14	$6	$3	$54
Amortization (a)	—	3	—	1	3	4	1	12
Currency translation adjustment	—	—	—	—	1	—	—	1
December 30, 2017	$8	$22	$—	$5	$18	$10	$4	$67

Intangible assets subject to amortization, net
January 2, 2016	$—	$26	$—	$1	$34	$—	$8	$69
Additions	—	—	—	—	—	29	—	29
Amortization	—	(3)	—	—	(3)	—	(1)	(7)
Currency translation adjustment	—	—	—	—	(5)	1	—	(4)
December 31, 2016	$—	$23	$—	$1	$26	$30	$7	$87
Additions	—	—	—	17	—	—	—	17
Amortization	—	(3)	—	(1)	(3)	(4)	(1)	(12)
Purchase price allocation adjustment	—	—	—	—	—	39	—	39
Currency translation adjustment	—	—	—	—	4	(1)	—	3
December 30, 2017	$—	$20	$—	$17	$27	$64	$6	$134
(a) The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $12 million for 2018 and $11 million per year thereafter through 2022.

Intangible assets not subject to amortization

Intangible assets not subject to amortization
(millions)	U.S. Morning Foods	U.S. Snacks	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
January 2, 2016	$—	$1,625	$—	$158	$416	$—	$—	$2,199
Additions	—	—	—	18	3	92	—	113
Contribution to joint venture	—	—	—	—	(5)	—	—	(5)
Currency translation adjustment	—	—	—	—	(31)	6	—	(25)
December 31, 2016	$—	$1,625	$—	$176	$383	$98	$—	$2,282
Additions	—	—	—	184	—	—	—	184
Purchase price allocation adjustment	—	—	—	—	—	(11)	—	(11)
Currency translation adjustment	—	—	—	—	51	(1)	—	50
December 30, 2017	$—	$1,625	$—	$360	$434	$86	$—	$2,505

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

In September 2015, the Company acquired, for a final net purchase price of $418 million, a 50% interest in Multipro Singapore Pte. Ltd. (Multipro), a leading distributor of a variety of food products in Nigeria and Ghana and also obtained a call option to acquire 24.5% of an affiliated food manufacturing entity under common ownership based on a fixed multiple of future earnings as defined in the agreement (Purchase Option).
The acquisition of the 50% interest is accounted for under the equity method of accounting. The Purchase Option, is recorded at cost and has been monitored for impairment through December 30, 2017 with no impairment being required. In July 2017, the Company received notification that the entity, through June 30, 2017, had achieved the level of earnings as defined in the agreement for the purchase option to become exercisable for a 1 year period. During the exercise period, the Company will validate the information provided in the notification and evaluate whether to exercise its rights to acquire the 24.5% interest. While no decision to exercise the option has been made by the Company, if the option is exercised, the Company would acquire 24.5% of the affiliated food manufacturing entity for approximately $400 million.
The difference between the amount paid for Multipro and the underlying equity in net assets is primarily attributable to intangible assets, a portion of which is being amortized over future periods, and goodwill.
Summarized combined financial information for the Company’s investments in unconsolidated entities is as follows (on a 100% basis, excluding amortization):

Statement of Operations
(millions)	2017	2016	2015
Net sales:
Multipro (a)	$754	$662	$240
Others	55	46	49
Total net sales	$809	$708	$289
Gross profit:
Multipro (a)	$86	$71	$32
Others	14	10	12
Total gross profit	$100	$81	$44
Income before income taxes (a)	43	28	12
Net income (a)	25	15	5
Balance sheets	December 30, 2017	December 31, 2016
Current assets	$155	$128
Non-current assets	139	67
Current liabilities	(181)	(103)
Non-current liabilities	(37)	(5)
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

Total projects
The Company recorded $263 million of costs in 2017 associated with cost reduction initiatives. The charges were comprised of $46 million being recorded in COGS and $217 million recorded in SGA expense.

During 2016, the Company recorded $325 million of charges associated with all cost reduction initiatives. The charges were comprised of $173 million being recorded in COGS and $152 million recorded in SGA expense.

During 2015, the Company recorded $323 million of charges associated with all cost reduction initiatives. The charges were comprised of $4 million being recorded as a reduction of revenue, $191 million being recorded in COGS and $128 million recorded in SGA expense.
Project K
In 2017, the Company announced an expansion and an extension to its previously-announced global efficiency and effectiveness program (“Project K”), to reflect additional and changed initiatives. Project K is expected to continue generating a significant amount of savings that may be invested in key strategic areas of focus for the business or utilized to achieve the Company's 2018 Margin Expansion target.
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
The Company currently anticipates that the program will result in total pre-tax charges, once all phases are approved and implemented, of approximately $1.5 to $1.6 billion, with after-tax cash costs, including incremental capital expenditures, estimated to be approximately $1.1 billion. Based on current estimates and actual charges incurred to date, the Company expects the total project charges will consist of asset-related costs of approximately $500 million which consists primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs of approximately $500 million which includes severance, pension and other termination benefits; and other costs of approximately $600 million which consists primarily of charges related to the design and implementation of global business capabilities and a more efficient go-to-market model.
The Company currently expects that total pre-tax charges related to Project K will impact reportable segments as follows: U.S. Morning Foods (approximately 17%), U.S. Snacks (approximately 34%), U.S. Specialty (approximately 1%), North America Other (approximately 13%), Europe (approximately 22%), Latin America (approximately 2%), Asia-Pacific (approximately 6%), and Corporate (approximately 5%).
Since inception of Project K, the Company has recognized charges of $1,377 million that have been attributed to the program. The charges were comprised of $6 million being recorded as a reduction of revenue, $736 million being recorded in COGS and $635 million recorded in SGA.

The Company will complete its implementation of Project K in 2018, with annual savings expected to increase through 2019. Project charges, after-tax cash costs and annual savings remain in line with expectations.
Other projects
In 2015 the Company implemented a zero-based budgeting (ZBB) program in its North America business that has delivered annual savings. During 2016, ZBB was expanded to include the international segments of the business. In support of the ZBB initiative, the Company incurred pre-tax charges of approximately $3 million, $25 million and $12 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. Total charges of $40 million have been recognized since the inception of the ZBB program.
The Company completed implementation of the ZBB program in 2017, with annual savings expected to increase through 2018. Project charges, after-tax cash costs and annual savings remain in line with expectations.

The tables below provide the details for the charges incurred during 2017, 2016 and 2015 and program costs to date for all programs currently active as of December 30, 2017.

				Program costs to date
(millions)	2017	2016	2015	December 30, 2017
Employee related costs	$177	$108	$63	$534
Pension curtailment (gain) loss, net	(148)	1	(1)	(137)
Asset related costs	77	46	103	269
Asset impairment	—	50	18	155
Other costs	157	120	140	596
Total	$263	$325	$323	$1,417

				Program costs to date
(millions)	2017	2016	2015	December 30, 2017
U.S. Morning Foods	$18	$23	$58	$259
U.S. Snacks	309	76	50	511
U.S. Specialty	2	8	5	21
North America Other	16	38	63	144
Europe	40	126	74	339
Latin America	9	8	4	33
Asia Pacific	11	7	13	92
Corporate	(142)	39	56	18
Total	$263	$325	$323	$1,417
Employee related costs consisted of severance and pension charges. Pension curtailment (gain) loss consists of curtailment gains or losses that resulted from project initiatives. Asset impairments were recorded for fixed assets that were determined to be impaired and were written down to their estimated fair value. See Note 14 for more information. Asset related costs consist primarily of accelerated depreciation. Other costs incurred consist primarily of lease termination costs as well as third-party incremental costs related to the development and implementation of global business capabilities and a more efficient to-to-market model.

At December 30, 2017 total project reserves were $160 million, related to severance payments and other costs of which a substantial portion will be paid in 2018 and 2019. The following table provides details for exit cost reserves.

(millions)	Employee Related Costs	Curtailment Gain Loss, net	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of January 2, 2016	$55	—	$—	$—	$33	$88
2016 restructuring charges	108	1	50	46	120	325
Cash payments	(62)	—	—	(14)	(124)	(200)
Non-cash charges and other	1	(1)	(50)	(32)	—	(82)
Liability as of December 31, 2016	$102	—	$—	$—	$29	$131
2017 restructuring charges	177	(148)	—	77	157	263
Cash payments	(182)	—	—	(34)	(123)	(339)
Non-cash charges and other	—	148	—	(43)	—	105
Liability as of December 30, 2017	$97	—	$—	$—	$63	$160

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

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2017
Basic	$1,269	348	$3.65
Dilutive potential common shares		2	(0.03)
Diluted	$1,269	350	$3.62
2016
Basic	$694	350	$1.98
Dilutive potential common shares		4	(0.02)
Diluted	$694	354	$1.96
2015
Basic	$614	354	$1.74
Dilutive potential common shares		2	(0.02)
Diluted	$614	356	$1.72
The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (shares in millions): 2017-4.9; 2016-2.8; 2015-2.7.
Stock transactions
The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 9. The number of shares issued during the periods presented was (shares in millions): 2017–7; 2016–7; 2015–5. The Company issued shares totaling less than one million in each of the years presented under Kellogg Direct™, a direct stock purchase and dividend reinvestment plan for U.S. shareholders.
In December 2015, the board of directors approved a new authorization to repurchase of up to $1.5 billion of the Company's common stock beginning in 2016 through December 2017. In December 2017, a new authorization by the board of directors approved the repurchase of up to $1.5 billion of our common stock beginning in January 2018 through December 2019.
During 2017, the Company repurchased 7 million shares of common stock for a total of $516 million . During 2016, the Company repurchased 6 million shares of common stock for a total of $426 million. During 2015, the Company repurchased 11 million shares of common stock at a total cost of $731 million.

Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all years presented consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience gains (losses) and prior service credit (cost) related to employee benefit plans. For the years ended December 30, 2017 and December 31, 2016, the Company modified assumptions for a U.S. postemployment benefit plan. As a result of the U.S. postemployment benefit plan assumption change, a net experience gain was recognized in other comprehensive income with an offsetting reduction in the accumulated postemployment benefit obligation. During the year ended January 2, 2016, the Company modified assumptions for a U.S. postemployment benefit plan and amended a U.S. defined-benefit pension plan. As a result of the U.S. postemployment benefit plan assumption change, a net experience gain was recognized in other comprehensive income with an offsetting reduction in the accumulated postretirement benefit obligation. The U.S. defined-benefit pension plan amendment increased the Company's pension benefit obligation with an offsetting increase in prior service costs in other comprehensive income. See Note 10 and Note 11 for further details.

	2017			2016			2015
	Pre-tax	Tax (expense)	After-tax	Pre-tax	Tax (expense)	After-tax	Pre-tax	Tax (expense)	After-tax
	amount	benefit	amount	amount	benefit	amount	amount	benefit	amount
Net income			$1,269			$695			$614
Other comprehensive income:
Foreign currency translation adjustments	$(34)	$113	79	$(230)	$(24)	$(254)	$(170)	(26)	(196)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	—	—	—	(55)	22	(33)	8	(3)	5
Reclassification to net income	9	(3)	6	11	(6)	5	(23)	3	(20)
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	44	(12)	32	25	(9)	16	—	—	—
Prior service credit (cost)	—	—	—	(4)	2	(2)	63	(24)	39
Reclassification to net income:
Net experience loss	—	—	—	3	(1)	2	3	(1)	2
Prior service cost	1	—	1	5	(1)	4	9	(3)	6
Venezuela deconsolidation loss	—	—	—	63	—	63	—	—	—
Other comprehensive income (loss)	$20	$98	$118	$(182)	$(17)	$(199)	$(110)	$(54)	$(164)
Comprehensive income			$1,387			$496			$450
Net income (loss) attributable to noncontrolling interests			—			1			—
Other comprehensive income (loss) attributable to noncontrolling interests			—			—			(1)
Comprehensive income attributable to Kellogg Company			$1,387			$495			$451

Reclassifications from Accumulated Other Comprehensive Income (AOCI) for the year ended December 30, 2017 and December 31, 2016, consisted of the following:

Details about AOCI Components	Amount reclassified from AOCI			Line item impacted within Income Statement
(millions)	2017	2016	2015
Gains and losses on cash flow hedges:
Foreign currency exchange contracts	$(1)	$(14)	$(40)	COGS
Foreign currency exchange contracts	—	(1)	2	SGA
Interest rate contracts	10	13	3	Interest expense
Commodity contracts	—	13	12	COGS
	$9	$11	$(23)	Total before tax
	(3)	(6)	3	Tax (expense) benefit
	$6	$5	$(20)	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$—	$3	$3	(a)
Prior service cost	1	5	9	(a)
	$1	$8	$12	Total before tax
	—	(2)	(4)	Tax (expense) benefit
	$1	$6	$8	Net of tax

Venezuela deconsolidation loss	$—	$63	$—	Other (income) expense
Total reclassifications	$7	$74	$(12)	Net of tax
(a) See Note 10 and Note 11 for further details.
Accumulated other comprehensive income (loss) as of December 30, 2017 and December 31, 2016 consisted of the following:

(millions)	December 30, 2017	December 31, 2016
Foreign currency translation adjustments	$(1,426)	$(1,505)
Cash flow hedges — unrealized net gain (loss)	(61)	(67)
Postretirement and postemployment benefits:
Net experience gain (loss)	34	2
Prior service credit (cost)	(4)	(5)
Total accumulated other comprehensive income (loss)	$(1,457)	$(1,575)
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
NOTE 7
LEASES AND OTHER COMMITMENTS
The Company’s leases are generally for equipment and warehouse space. Rent expense on all operating leases was (in millions): 2017-$195; 2016-$176; 2015-$189. During 2017, 2016 and 2015, the Company entered into less than $1 million in capital lease agreements.

At December 30, 2017, future minimum annual lease commitments under non-cancelable operating and capital leases were as follows:

(millions)	Operating leases	Capital leases
2018	127	1
2019	89	1
2020	61	1
2021	49	—
2022	40	—
2023 and beyond	89	—
Total minimum payments	$455	$3
Amount representing interest		—
Obligations under capital leases		3
Obligations due within one year		(1)
Long-term obligations under capital leases		$2
The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At December 30, 2017, the Company had not recorded any liability related to these indemnifications.
NOTE 8
DEBT
The following table presents the components of notes payable at year end December 30, 2017 and December 31, 2016:

(millions)	2017		2016
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$196	1.76%	$80	0.61%
Europe commercial paper	96	(0.32)	306	(0.18)
Bank borrowings	78		52
Total	$370		$438

The following table presents the components of long-term debt at year end December 30, 2017 and December 31, 2016:

(millions)	2017	2016
(a) 4.50% U.S. Dollar Notes due 2046	$637	$637
(b) 7.45% U.S. Dollar Debentures due 2031	620	620
(c) 3.40% U.S. Dollar Notes due 2027	595	—
(d) 3.25% U.S. Dollar Notes due 2026	729	728
(e) 1.25% Euro Notes due 2025	712	629
(f) 1.00% Euro Notes due 2024	723	639
(g) 2.65% U.S. Dollar Notes due 2023	589	591
(h) 2.75% U.S. Dollar Notes due 2023	201	201
(i) 3.125% U.S. Dollar Notes due 2022	354	357
(j) 0.80% Euro Notes due 2022	717	—
(k) 1.75% Euro Notes due 2021	597	523
(l) 4.0% U.S. Dollar Notes due 2020	847	844
(m) 4.15% U.S. Dollar Notes due 2019	506	510
(n) 3.25% U.S. Dollar Notes due 2018	402	406
(o) 2.05% Canadian Dollar Notes due 2017	—	223
(p) 1.75% U.S. Dollar Notes due 2017	—	400
Other	16	21
	8,245	7,329
Less current maturities	(409)	(631)
Balance at year end	$7,836	$6,698

(a)
In March 2016, the Company issued $650 million of thirty-year 4.50% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the Company's 7.45% U.S. Dollar Debentures due 2031 and a portion of its commercial paper borrowings. The effective interest rate on the Debentures, reflecting issuance discount and hedge settlement, was 4.58%.

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

(c)
In November 2017, the Company issued $600 million of ten-year 3.40% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the Company's commercial paper borrowings used to finance the acquisition of Chicago Bar Company LLC, the maker of RXBAR. The effective interest rate on the Debentures, reflecting issuance discount and hedge settlement, was 3.48%.

(d)
In March 2016, the Company issued $750 million of ten-year 3.25% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the Company's 7.45% U.S. Dollar Debentures due 2031 and a portion of its commercial paper borrowings. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 3.66% at December 30, 2017. In September 2016, the Company entered into interest rate swaps with notional amounts totaling $300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $17 million at December 30, 2017, recorded as a decrease in the hedged debt balance.

(e)
In March 2015, the Company issued €600 million (approximately $716 million at December 30, 2017, which reflects the discount, fees and translation adjustments) of ten-year 1.25% Euro Notes due 2025, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 1.28% at December 30, 2017. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued. In May 2017, the Company entered into interest rate swaps with notional amounts totaling €600 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $4 million at December 30, 2017, recorded as a decrease in the hedged debt balance.

(f)
In May 2016, the Company issued €600 million (approximately $714 million USD at December 30, 2017, which reflects the discount, fees and translation adjustments) of eight-year 1.00% Euro Notes due 2024. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand and additional commercial paper borrowings, repayment of the Company's $750 million, seven-year 4.45% U.S. Dollar Notes due 2016 at maturity. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 0.71% at December 30, 2017. During 2016, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps, and the resulting unamortized gain of $11 million at December 30, 2017 will be amortized to interest expense over the remaining term of the Notes. In November 2016, the Company entered into interest rate swaps with notional amounts totaling €300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $1 million at December 30, 2017, recorded as an increase in the hedged debt balance.

(g)
In November 2016, the Company issued $600 million of seven-year 2.65% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of the Company's 1.875% U.S. Dollar Notes due 2016 at maturity and a portion of its commercial paper borrowings. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 2.44% at December 30, 2017. In November 2016, the Company entered into interest rate swaps with notional amounts totaling $300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $7 million at December 30, 2017, recorded as a decrease in the hedged debt balance.

(h)
In February 2013, the Company issued $400 million of ten-year 2.75% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including, together with cash on hand, to repay a portion of the Company’s $750 million 4.25% U.S. Dollar Notes that matured in March 2013. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement, was 2.88%. In March 2014, the Company redeemed $189 million of the Notes. In connection with the debt redemption, the Company reduced interest expense by $10 million, including $1 million of accelerated gains on interest rate swaps previously recorded in accumulated other comprehensive income, and incurred $2 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer. In September 2016, the Company entered into interest rate swaps with notional amounts totaling $211 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $9 million at December 30, 2017, recorded as a decrease in the hedged debt balance.

(i)
In May 2012, the Company issued $700 million of ten-year 3.125% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount and interest rate swaps, was 2.69% at December 30, 2017. In March 2014, the Company redeemed $342 million of the Notes. In connection with the debt redemption, the Company reduced interest expense by $2 million and incurred $2 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer. During 2016, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps. In November 2016, the Company entered into interest rate swaps with notional amounts totaling $358 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The $13 million gain on termination of the 2016 and prior year interest rate swaps at December 30, 2017 will be amortized to interest expense over the remaining term of the Notes. The fair value adjustment for the outstanding interest rate swaps was $15 million, at December 30, 2017, recorded as a decrease in the hedged debt balance.

(j)
In May 2017, the Company issued €600 million (approximately $717 million USD at December 30, 2017, which reflects the discount and translation adjustments) of five-year 0.80% Euro Notes due 2022, resulting in aggregate net proceeds after debt discount of $656 million. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand and additional commercial paper borrowings, repayment of the Company's $400 million, five-year 1.75% U.S. Dollar Notes due 2017 at maturity. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 0.88%. The Notes were designated as a net investment hedge of the Company's investment in its Europe subsidiary when issued.

(k)
In May 2014, the Company issued €500 million  (approximately $597 million at December 30, 2017, which reflects the discount and translation adjustments) of seven-year 1.75% Euro Notes due 2021, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 2.36%. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued.

(l)
In December 2010, the Company issued $1.0 billion of ten-year 4.0% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for incremental pension and postretirement benefit plan contributions and to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 3.41% at December 30, 2017. In March 2014, the Company redeemed $150 million of the Notes. In connection with the debt redemption, the Company incurred $12 million of interest expense offset by $7 million of accelerated gains on interest rate swaps previously recorded in accumulated other comprehensive income, and incurred $1 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer. During 2016, the Company entered into interest rate swaps with notional amounts of $600 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps. In July 2016, the Company entered into interest rate swaps with notional amounts totaling $700 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The $1 million gain on termination of the 2016 and prior year interest rate swaps at December 30, 2017 will be amortized to interest expense over the remaining term of the Notes.

(m)
In November 2009, the Company issued $500 million of ten-year 4.15% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its 6.6% U.S. Dollar Notes due 2011. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 3.50% at December 30, 2017. In 2012, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2015, the Company entered into and terminated a series of interest rate swaps and as of December 30, 2017 had terminated all interest rate swaps. The $7 million gain on termination at December 30, 2017 will be amortized to interest expense over the remaining term of the Notes.

(n)
In May 2011, the Company issued $400 million of seven-year 3.25% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes including repayment of a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 3.41% at December 30, 2017. In 2011, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2013, the Company terminated all of the interest rate swaps and subsequently entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2015, the Company terminated all interest rate swaps, and the resulting unamortized gain of $2 million at December 30, 2017 will be amortized to interest expense over the remaining term of the Notes.

(o)
In May 2014, the Company issued Cdn. $300 million of three-year 2.05% Canadian Dollar Notes due 2017, using the proceeds from these Notes, together with cash on hand, to repay the Company’s Cdn. $300 million, 2.10% Notes due 2014 at maturity. The Company redeemed these Notes in May 2017.

(p)
In May 2012, the Company issued $400 million of five-year 1.75% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. In 2013, the Company entered into interest rate swaps with notional amounts totaling $400 million, which effectively converted the Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2015, the Company terminated all interest rate swaps. The Company redeemed these Notes in May 2017.

All of the Company’s Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision.
The Company and two of its subsidiaries (the Issuers) maintain a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. There was $96 million and $306 million outstanding under this program as of December 30, 2017 and December 31, 2016, respectively.
At December 30, 2017, the Company had $3.1 billion of short-term lines of credit, virtually all of which were unused and available for borrowing on an unsecured basis. These lines were comprised principally of an unsecured Five-Year Credit Agreement, which the Company entered into in February 2014 and expires in 2019, replacing the Company’s unsecured Four-year Credit Agreement, which would have expired in March 2015. The Five-Year Credit Agreement allows the Company to borrow, on a revolving credit basis, up to $2.0 billion, which includes the ability to obtain letters of credit in an aggregate stated amount up to $75 million and to obtain U.S. swingline loans in an aggregate principal amount up to $200 million and European swingline loans in an aggregate principal amount up to $400 million. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest.
The Company was in compliance with all covenants as of December 30, 2017.

In January 2018, the Company entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, to replace the $800 million 364-day facility that expired in January 2018.  The new credit facilities contains customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.  There are no borrowings outstanding under the new credit facilities.
Scheduled principal repayments on long-term debt are (in millions): 2018–$407; 2019–$507; 2020–$850; 2021–$600; 2022–$1,079; 2023 and beyond–$4,876.
Interest expense capitalized as part of the construction cost of fixed assets was (in millions): 2017–$4; 2016–$4; 2015–$4.
NOTE 9
STOCK COMPENSATION
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, restricted stock units and, to a lesser extent, executive performance shares. The Company also sponsors a discounted stock purchase plan in the United States and matching-grant programs in several international locations. Additionally, the Company awards restricted stock to its outside directors. These awards are administered through several plans, as described within this Note.

The 2017 Long-Term Incentive Plan (2017 Plan), approved by shareholders in 2017, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2017 Plan, which replaced the 2013 Long-Term Incentive Plan (2013 Plan), authorizes the issuance of a total of (a) 16 million shares; plus (b) the total number of shares remaining available for future grants under the 2013 Plan. The total number of shares remaining available for issuance under the 2017 Plan will be reduced by two shares for each share issued pursuant to an award under the 2017 Plan other than a stock option or stock appreciation right, or potentially issuable pursuant to an outstanding award other than a stock option or stock appreciation right, which will in each case reduce the total number of shares remaining by one share for each share issued. The 2017 Plan includes several limitations on awards or payments to individual participants. Options granted under the 2017 and 2013 Plans generally vest over three years. At December 30, 2017, there were 24 million remaining authorized, but unissued, shares under the 2017 Plan. This amount includes 8 million shares remaining available under the 2013 Plan.
The Non-Employee Director Stock Plan (2009 Director Plan) was approved by shareholders in 2009 and allows each eligible non-employee director to receive shares of the Company’s common stock annually. The number of shares granted pursuant to each annual award will be determined by the Nominating and Governance Committee of the Board of Directors. The 2009 Director Plan, which replaced the 2000 Non-Employee Director Stock Plan (2000 Director Plan), reserves 500,000 shares for issuance, plus the total number of shares as to which awards granted under the 2009 Director Plan or the 2000 Director Plans expire or are forfeited, terminated or settled in cash. Under both the 2009 and 2000 Director Plans, shares (other than stock options) are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the Grantor Trust). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board. Under the 2009 Director Plan, awards were as follows (number of shares): 2017-25,209; 2016-24,249; 2015-26,877.
The 2002 Employee Stock Purchase Plan was approved by shareholders in 2002 and permits eligible employees to purchase Company stock at a discounted price. This plan allows for a maximum of 2.5 million shares of Company stock to be issued at a purchase price equal to 95% of the fair market value of the stock on the last day of the quarterly purchase period. Total purchases through this plan for any employee are limited to a fair market value of $25,000 during any calendar year. At December 30, 2017, there were approximately 0.2 million remaining authorized, but unissued, shares under this plan. Shares were purchased by employees under this plan as follows (approximate number of shares): 2017–65,000; 2016–63,000; 2015–73,000. Options granted to employees to purchase discounted stock under this plan are included in the option activity tables within this note.
Additionally, an international subsidiary of the Company maintains a stock purchase plan for its employees. Subject to limitations, employee contributions to this plan are matched 1:1 by the Company. Under this plan, shares were granted by the Company to match an equal number of shares purchased by employees as follows (approximate number of shares): 2017–60,000; 2016–57,000; 2015–48,000.
Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2017	2016	2015
Pre-tax compensation expense	$71	$68	$55
Related income tax benefit	$26	$25	$20
As of December 30, 2017, total stock-based compensation cost related to non-vested awards not yet recognized was $79 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax benefits realized upon exercise or vesting of stock-based awards generally represent the tax benefit of the difference between the exercise price and the strike price of the option.
Cash used by the Company to settle equity instruments granted under stock-based awards was not material.

(millions)	2017	2016	2015
Total cash received from option exercises and similar instruments	$97	$368	$261
Tax benefits realized upon exercise or vesting of stock-based awards:
Windfall benefits classified as cash flow from operating activities	$4	$36	NA
Windfall benefits classified as cash flow from financing activities	NA	NA	$14

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
Stock options
During the periods presented, non-qualified stock options were granted to eligible employees under the 2017 and 2013 Plans with exercise prices equal to the fair market value of the Company’s stock on the grant date, a contractual term of ten years, and a three-year graded vesting period.
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

Stock option valuation model assumptions for grants within the year ended:	2017	2016	2015
Weighted-average expected volatility	18.00%	17.00%	16.00%
Weighted-average expected term (years)	6.60	6.88	6.87
Weighted-average risk-free interest rate	2.26%	1.60%	1.98%
Dividend yield	2.80%	2.60%	3.00%
Weighted-average fair value of options granted	$10.14	$9.44	$7.21
A summary of option activity for the year ended December 30, 2017 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of year	15	$62
Granted	2	73
Exercised	(2)	57
Forfeitures and expirations	(1)	70
Outstanding, end of year	14	$64	6.5	$36
Exercisable, end of year	10	$60	5.6	$36

Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data)	2016	2015
Outstanding, beginning of year	19	21
Granted	3	3
Exercised	(6)	(5)
Forfeitures and expirations	(1)	—
Outstanding, end of year	15	19
Exercisable, end of year	8	10
Weighted-average exercise price:
Outstanding, beginning of year	$58	$56
Granted	76	64
Exercised	56	53
Forfeitures and expirations	67	60
Outstanding, end of year	$62	$58
Exercisable, end of year	$58	$55
The total intrinsic value of options exercised during the periods presented was (in millions): 2017–$22; 2016–$145; 2015–$65.
Other stock-based awards
During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2017 and 2013 Plans.
In the first quarter of 2017, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year currency-neutral comparable operating margin and total shareholder return (TSR) of the Company's common stock relative to a select group of peer companies.
A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of currency-neutral comparable operating margin expansion. Compensation cost related to currency-neutral comparable operating margin performance is revised for changes in the expected outcome. The 2017 target grant currently corresponds to approximately 126,000 shares, with a grant-date fair value of $67 per share.
In 2016, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year currency-neutral comparable operating profit growth and total shareholder return (TSR) of the Company's common stock relative to a select group of peer companies. The 2016 target grant currently corresponds to approximately 133,000 shares, with a grant-date fair value of $80 per share.
In 2015, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year cumulative operating cash flow and TSR of the Company's common stock relative to a select group of peer companies. The 2015 target grant currently corresponds to approximately 145,000 shares, with a grant-date fair value of $58 per share.
Based on the market price of the Company’s common stock at year-end 2017, the maximum future value that could be awarded on the vesting date was (in millions): 2017 award–$17; 2016 award– $18; and 2015 award–$20. The 2014 performance share award, payable in stock, was settled at 35% of target in February 2017 for a total dollar equivalent of $5 million.

The Company also grants restricted stock and restricted stock units to eligible employees under the 2017 Plan. Restrictions with respect to sale or transferability generally lapse after three years and, in the case of restricted stock, the grantee is normally entitled to receive shareholder dividends during the vesting period. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock and restricted stock unit activity for the year ended December 30, 2017, is presented in the following table:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted- average grant-date fair value
Non-vested, beginning of year	1,166	$63
Granted	776	65
Vested	(109)	58
Forfeited	(160)	65
Non-vested, end of year	1,673	$65
Additionally, restricted stock and restricted stock unit activity for 2016 and 2015 is presented in the following table:

Employee restricted stock and restricted stock units	2016	2015
Shares (in thousands):
Non-vested, beginning of year	806	346
Granted	601	617
Vested	(116)	(113)
Forfeited	(125)	(44)
Non-vested, end of year	1,166	806
Weighted-average exercise price:
Non-vested, beginning of year	$57	$54
Granted	70	59
Vested	56	50
Forfeited	63	58
Non-vested, end of year	$63	$57
The total fair value of restricted stock and restricted stock units vesting in the periods presented was (in millions): 2017–$5; 2016–$7; 2015–$7.

NOTE 10
PENSION BENEFITS
The Company sponsors a number of U.S. and foreign pension plans to provide retirement benefits for its employees. The majority of these plans are funded or unfunded defined benefit plans, although the Company does participate in a limited number of multiemployer or other defined contribution plans for certain employee groups. See Note 12 for more information regarding the Company’s participation in multiemployer plans. Defined benefits for salaried employees are generally based on salary and years of service, while union employee benefits are generally a negotiated amount for each year of service. The Company uses a December 31 measurement date for these plans and, when necessary, adjusts for plan contributions and significant events between December 31 and its fiscal year-end.

In September 2017, the Company amended certain defined benefit pension plans in the U.S. and Canada for salaried employees. As of December 31, 2018, the amendment will freeze the compensation and service periods used to calculate pension benefits for active salaried employees who participate in the affected pension plans. During the third quarter of 2017, the Company recognized related pension curtailment gains totaling $136 million included within Project K restructuring activity.

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

Obligations and funded status
The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2017	2016
Change in projected benefit obligation
Beginning of year	$5,510	$5,316
Service cost	96	98
Interest cost	164	174
Plan participants’ contributions	1	1
Amendments	6	5
Actuarial (gain)loss	264	404
Benefits paid	(395)	(299)
Curtailment and special termination benefits	(156)	(1)
Other	1	2
Foreign currency adjustments	157	(190)
End of year	$5,648	$5,510
Change in plan assets
Fair value beginning of year	$4,544	$4,584
Actual return on plan assets	666	415
Employer contributions	31	18
Plan participants’ contributions	1	1
Benefits paid	(364)	(268)
Other	1	2
Foreign currency adjustments	164	(208)
Fair value end of year	$5,043	$4,544
Funded status	$(605)	$(966)
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$252	$66
Other current liabilities	(19)	(11)
Other liabilities	(838)	(1,021)
Net amount recognized	$(605)	$(966)
Amounts recognized in accumulated other comprehensive income consist of
Prior service cost	$48	$56
Net amount recognized	$48	$56

The accumulated benefit obligation for all defined benefit pension plans was $5.4 billion and $5.1 billion at December 30, 2017 and December 31, 2016, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2017	2016
Projected benefit obligation	$4,119	$3,940
Accumulated benefit obligation	$4,051	$3,737
Fair value of plan assets	$3,279	$2,938
Expense
The components of pension expense are presented in the following table. Pension expense for defined contribution plans relates to certain foreign-based defined contribution plans and multiemployer plans in the United States in which the Company participates on behalf of certain unionized workforces.

(millions)	2017	2016	2015
Service cost	$96	$98	$114
Interest cost	164	174	206
Expected return on plan assets	(371)	(352)	(399)
Amortization of unrecognized prior service cost	9	13	13
Recognized net (gain) loss	(36)	323	303
Net periodic benefit cost	(138)	256	237
Curtailment and special termination benefits	(151)	1	(1)
Pension (income) expense:
Defined benefit plans	(289)	257	236
Defined contribution plans	34	36	40
Total	$(255)	$293	$276
The estimated prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension expense over the next fiscal year is approximately $8 million.
The Company and certain of its subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2017 – $41 million; 2016 – $39 million; 2015 – $40 million. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.
Assumptions
The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2017	2016	2015
Discount rate	3.3%	3.6%	4.1%
Long-term rate of compensation increase	3.9%	3.9%	3.9%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2017	2016	2015
Discount rate	3.6%	4.1%	3.9%
Long-term rate of compensation increase	3.9%	3.9%	4.0%
Long-term rate of return on plan assets	8.1%	8.1%	8.3%
To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 71% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2017 of 8.5% for the U.S. plans equated to approximately the 62nd percentile expectation. Refer to Note 1.

At the end of 2014, the Company revised its mortality assumption after considering the Society of Actuaries’ (SOA) updated mortality tables and improvement scale, as well as other mortality information available from the Social Security Administration to develop assumptions aligned with the Company’s expectation of future improvement rates. In determining the appropriate mortality assumptions as of December 30, 2017, the Company considered the SOA's 2017 updated improvement scale. The SOA's 2017 scale incorporates changes consistent with the Company's view of future mortality improvements established in 2014. Therefore, the Company adopted the 2017 SOA improvement scales. The change to the mortality assumption decreased the year-end pension liability by $21 million.
To conduct the annual review of discount rates, the Company selected the discount rate based on a cash-flow matching analysis using Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments that constitute the projected benefit obligation for the plans. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. A similar methodology is applied in Canada and Europe, except the smaller bond markets imply that yields between the 10th and 90th percentiles are preferable and in the U.K. the underlying yield curve was derived after further adjustments to the universe of bonds to remove bonds from issuers where it is not clear if they are truly corporate bonds. The measurement dates for the defined benefit plans are consistent with the Company’s fiscal year end. Accordingly, the Company selected discount rates to measure the benefit obligations consistent with market indices at year-end.
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

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended December 30, 2017, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of December 30, 2017 summarized by level within the fair value hierarchy are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	67	Total
Cash and cash equivalents	$66	$21	$—	$—		$87
Corporate stock, common:
Domestic	500	—	—	—		500
International	17	1	—	—		18
Mutual funds:
International equity	—	120	—	38		158
Domestic debt	—	—	—	36		36
Collective trusts:
Domestic equity	—	—	—	525		525
International equity	—	176	—	1,390		1,566
Other international debt	—	—	—	365		365
Limited partnerships	—	—	—	591		591
Bonds, corporate	—	482	—	—		482
Bonds, government	—	177	—	—		177
Bonds, other	—	63	—	—		63
Buy-in annuity contract	—	—	—	—		—
Real estate	—	—	—	284		284
Other	—	128	—	63		191
Total	$583	$1,168	$—	$3,292		$5,043
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The fair value of Plan assets at December 31, 2016 are summarized as follows:

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
There were no unfunded commitments to purchase investments at December 30, 2017 or December 31, 2016.
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

The current weighted-average target asset allocation reflected by this strategy is: equity securities–58%; debt securities–20%; real estate and other–22%. Investment in Company common stock represented 1.2% and 1.5% of consolidated plan assets at December 30, 2017 and December 31, 2016, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute, before consideration of incremental discretionary contributions, approximately $24 million to its defined benefit pension plans during 2018. Additionally, the Company anticipates adjusting targeted asset allocation to a more conservative investment mix that will likely result in a lower Expected Rate of Return assumption for 2018.
Level 3 gains and losses
Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

(millions)	Buy-in Annuity Contract	Other	Total
January 2, 2016	$135	$6	$141
Sales	—	(3)	(3)
Purchases	—	—	—
Transfers	—	(3)	(3)
Realized and unrealized gain	(7)	—	(7)
Currency translation	3	—	3
December 31, 2016	$131	$—	$131
Sales	(131)	—	(131)
Purchases	—	—	—
Transfers	—	—	—
Realized and unrealized gain	—	—	—
Currency translation	—	—	—
December 30, 2017	$—	$—	$—
The net change in Level 3 assets includes a gain attributable to the change in unrealized holding gains or losses related to Level 3 assets held at December 30, 2017 was zero and $(7) million at December 31, 2016.
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2018–$261; 2019–$256; 2020–$263; 2021–$276; 2022–$276; 2023 to 2027–$1,448.

NOTE 11
NONPENSION POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
Postretirement
The Company sponsors a number of plans to provide health care and other welfare benefits to retired employees in the United States and Canada, who have met certain age and service requirements. The majority of these plans are funded or unfunded defined benefit plans, although the Company does participate in a limited number of multiemployer or other defined contribution plans for certain employee groups. The Company contributes to voluntary employee benefit association (VEBA) trusts to fund certain U.S. retiree health and welfare benefit obligations. The Company uses a December 31 measurement date for these plans and, when necessary, adjusts for plan contributions and significant events between December 31 and its fiscal year-end.

Obligations and funded status
The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2017	2016
Change in accumulated benefit obligation
Beginning of year	$1,161	$1,163
Service cost	18	21
Interest cost	37	39
Actuarial (gain) loss	29	2
Benefits paid	(61)	(65)
Curtailments	3	—
Amendments	—	—
Foreign currency adjustments	3	1
End of year	$1,190	$1,161
Change in plan assets
Fair value beginning of year	$1,136	$1,084
Actual return on plan assets	217	111
Employer contributions	13	15
Benefits paid	(74)	(74)
Fair value end of year	$1,292	$1,136
Funded status	$102	$(25)
Amounts recognized in the Consolidated Balance Sheet consist of
Other non-current assets	$144	$17
Other current liabilities	(2)	(2)
Other liabilities	(40)	(40)
Net amount recognized	$102	$(25)
Amounts recognized in accumulated other comprehensive income consist of
Prior service credit	(77)	(86)
Net amount recognized	$(77)	$(86)
Expense
Components of postretirement benefit expense (income) were:

(millions)	2017	2016	2015
Service cost	$18	$21	$29
Interest cost	37	39	48
Expected return on plan assets	(98)	(90)	(100)
Amortization of unrecognized prior service credit	(9)	(9)	(5)
Recognized net (gain) loss	(90)	(19)	112
Net periodic benefit cost	(142)	(58)	84
Curtailment	3	—	—
Postretirement benefit expense:
Defined benefit plans	(139)	(58)	84
Defined contribution plans	16	17	14
Total	$(123)	$(41)	$98
The estimated prior service credit that will be amortized from accumulated other comprehensive income into nonpension postretirement benefit expense over the next fiscal year is expected to be approximately $9 million.
Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations were:

	2017	2016	2015
Discount rate	3.6%	4.0%	4.2%

The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2017	2016	2015
Discount rate	4.0%	4.2%	4.0%
Long-term rate of return on plan assets	8.5%	8.5%	8.5%
The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 10.
The assumed health care cost trend rate is 5.7% for 2018, decreasing 0.25% annually to 4.5% by the year 2023 and remaining at that level thereafter. These trend rates reflect the Company’s historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

(millions)	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$7	$(4)
Effect on postretirement benefit obligation	117	(79)

Plan assets
The fair value of Plan assets as of December 30, 2017 summarized by level within fair value hierarchy described in Note 10, are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$—	$13	$—	$—	$13
Corporate stock, common:
Domestic	141	—	—	—	141
International	8	—	—	—	8
Mutual funds:
Domestic equity	—	52	—	—	52
International equity	—	40	—	—	40
Domestic debt	—	52	—	—	52
Collective trusts:
Domestic equity	—	—	—	273	273
International equity	—	—	—	266	266
Limited partnerships	—	—	—	215	215
Bonds, corporate	—	117	—	—	117
Bonds, government	—	53	—	—	53
Bonds, other	—	9	—	—	9
Real estate	—	—	—	51	51
Other	—	2	—	—	2
Total	$149	$338	$—	$805	$1,292
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The fair value of Plan assets at December 31, 2016 are summarized as follows:

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
The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 10. The current target asset allocation is 70% equity securities, 23% debt securities, and 7% real estate. The Company currently expects to contribute approximately $13 million to its VEBA trusts during 2018. Additionally, the Company anticipates adjusting targeted asset allocation to a more conservative investment mix that will likely result in a lower expected rate of return assumption for 2018.
There were no Level 3 assets during 2017 and 2016.

Postemployment
Under certain conditions, the Company provides benefits to former or inactive employees, including salary continuance, severance, and long-term disability, in the United States and several foreign locations. The Company’s postemployment benefit plans are unfunded. Actuarial assumptions used are generally consistent with those presented for pension benefits in Note 10. During 2017, the Company reduced its incidence rate assumption based on our review of historical experience, resulting in an actuarial gain of $31 million.

The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2017	2016
Change in accumulated benefit obligation
Beginning of year	$87	$108
Service cost	6	7
Interest cost	3	3
Actuarial (gain)loss	(45)	(25)
Benefits paid	(8)	(6)
Amendments	—	—
Foreign currency adjustments	—	—
End of year	$43	$87
Funded status	$(43)	$(87)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(4)	$(8)
Other liabilities	(39)	(79)
Net amount recognized	$(43)	$(87)
Amounts recognized in accumulated other comprehensive income consist of
Net prior service cost	$5	$6
Net experience gain	(46)	(1)
Net amount recognized	$(41)	$5
Components of postemployment benefit expense were:

(millions)	2017	2016	2015
Service cost	$6	$7	$7
Interest cost	3	3	4
Amortization of unrecognized prior service cost	1	1	1
Recognized net loss	—	3	3
Postemployment benefit expense	$10	$14	$15
The estimated net experience gain and net prior service cost that will be amortized from accumulated other comprehensive income into postemployment benefit expense over the next fiscal year is $5 million and $1 million, respectively.
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2018	$81	$4
2019	76	4
2020	73	4
2021	72	4
2022	73	3
2023-2027	367	18

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

The Company’s participation in multiemployer pension plans for the year ended December 30, 2017, is outlined in the table below. The “EIN/PN” column provides the Employer Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status available for 2017 and 2016 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement(s) (CBA) to which the plans are subject.

		PPA Zone Status			Contributions (millions)
Pension trust fund	EIN/PN	2017	2016	FIP/RP Status	2017	2016	2015	Surcharge Imposed	Expiration Date of CBA
Bakery and Confectionery Union and Industry International Pension Fund (a)	52-6118572 / 001	Red - 12/31/2017	Red - 12/31/2016	Implemented	$6.6	$4.8	$5.1	Yes	12/17/2019 to 3/16/2021 (b)
Central States, Southeast and Southwest Areas Pension Fund	36-6044243 / 001	Red - 12/31/217	Red - 12/31/2016	Implemented	4.8	4.8	4.8	Yes	7/29/2018 (b)
Western Conference of Teamsters Pension Trust	91-6145047 / 001	Green - 12/31/2017	Green - 12/31/2016	NA	1.4	1.0	1.6	No	3/24/2018 (c)
Hagerstown Motor Carriers and Teamsters Pension Fund	52-6045424 / 001	Red - 6/30/2018	Red - 6/30/2017	Implemented	0.4	0.6	0.5	No	(d)
Local 734 Pension Plan	51-6040136 / 001	Red - 4/30/2018	Red - 4/30/2017	Implemented	0.2	0.2	0.3	Yes	(d)
Twin Cities Bakery Drivers Pension Plan	41-6172265 / 001	Green - 12/31/2017	Green - 12/31/2016	NA	0.2	0.2	0.2	Yes	(d)
Upstate New York Bakery Drivers and Industry Pension Fund	15-0612437 / 001	Green - 6/30/2017	Green - 6/30/2016	NA	0.1	—	0.2	No	(d)
Other Plans					2.2	2.1	2.0		(e)
Total contributions:					$15.9	$13.7	$14.7

(a)
The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 80 percent of the Company’s participants in this fund are covered by a single CBA that expires on 3/16/2021.

(b)
During 2017, the Company terminated certain CBAs covered by these funds. Because of the Company's level of continuing involvement in each fund, the Company does not anticipate being subject to a withdrawal liability. The Company does not expect a material change in contributions for 2018.

(c)
During 2017, the Company terminated certain CBAs covered by this fund. As a result, the Company has partially withdrawn from the fund and recognized expense for its estimated withdrawal liability. The Company does not expect a material change in contributions for 2018.

(d)	During 2017, the Company terminated the CBAs, and withdrew from the funds. As a result, the Company recognized expense for the estimated withdrawal liability and will make no contributions in 2018.

(e)
During 2017, the Company terminated the CBAs covered by certain of these funds. As a result, for the impacted funds, the Company recognized expense for the estimated withdrawal liability and will make no contributions in 2018.

The Company was listed in the Forms 5500 of the following plans as of the following plan year ends as providing more than 5 percent of total contributions:

Pension trust fund	Contributions to the plan exceeded more than 5% of total contributions (as of the Plan’s year end)
Hagerstown Motor Carriers and Teamsters Pension Fund	6/30/2016, 6/30/2015 and 6/30/2014
Local 734 Pension Plan	4/30/2017, 4/30/2016 and 4/30/2015
Twin Cities Bakery Drivers Pension Plan	12/31/2016, 12/31/2015 and 12/31/2014
Upstate New York Bakery Drivers and Industry Pension Fund	6/30/2016, 6/30/2015 and 6/30/2014
At the date the Company’s financial statements were issued, certain Forms 5500 were not available for the plan years ending in 2017.
In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multiemployer pension plan has unfunded vested benefits and the Company decreases or ceases participation in that plan. In 2017, the Company recognized expense totaling $26 million related to the exit of several multiemployer plans associated with Project K restructuring activity. This amount represents management's best estimate, actual results could differ. The cash obligation is payable over a maximum 20-year period; management has not determined the actual period over which the payments will be made. Net estimated withdrawal expense related to curtailment and special termination benefits associated with the Company’s withdrawal from multiemployer plans was not material for the fiscal years ended 2016 and 2015.
Postretirement benefits
Multiemployer postretirement benefit plans provide health care and other welfare benefits to active and retired employees who have met certain age and service requirements. Contributions to multiemployer postretirement benefit plans were (in millions): 2017 – $16; 2016 – $17; 2015 – $14.

NOTE 13
INCOME TAXES
The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2017	2016	2015
Income before income taxes
United States	$1,109	$830	$551
Foreign	565	97	222
	1,674	927	773
Income taxes
Currently payable
Federal	358	173	212
State	31	26	42
Foreign	79	60	74
	468	259	328
Deferred
Federal	(39)	16	(136)
State	8	6	(14)
Foreign	(25)	(48)	(19)
	(56)	(26)	(169)
Total income taxes	$412	$233	$159
The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2017	2016	2015
U.S. statutory income tax rate	35.0%	35.0%	35.0%
Foreign rates varying from 35%	(6.7)	(5.0)	(9.6)
Excess tax benefits on share-based compensation	(0.3)	(3.7)	—
State income taxes, net of federal benefit	1.4	2.4	2.3
Cost (benefit) of remitted and unremitted foreign earnings	0.1	0.1	(4.4)
U.S. deduction for qualified production activities	(1.4)	(2.8)	(2.3)
Statutory rate changes, deferred tax impact	(9.0)	(0.1)	(0.8)
U.S. deemed repatriation tax	10.4	—	—
Intangible property transfer	(2.4)	—	—
Venezuela deconsolidation	—	1.8	—
Venezuela remeasurement	—	0.4	5.0
VIE deconsolidation	—	—	(2.3)
Other	(2.5)	(2.9)	(2.3)
Effective income tax rate	24.6%	25.2%	20.6%
As presented in the preceding table, the Company’s 2017 consolidated effective tax rate was 24.6%, as compared to 25.2% in 2016 and 20.6% in 2015.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code which impact our year ended December 30, 2017 including but not limited to, reducing the corporate tax rate from 35% to 21%, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may be electively paid over eight years, and accelerating first year expensing of certain capital expenditures.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provides a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company may complete the accounting for the impacts of the Tax Act under ASC Topic 740. Per SAB 118, the Company must reflect the income tax effects of the Tax Act in the reporting period in which the accounting under ASC Topic 740 is complete. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete, the Company can determine a reasonable estimate for those effects and record a provisional estimate in the financial statements in the first reporting period in which a reasonable estimate can be determined. If a Company cannot determine a provisional estimate to be included in the financial statements, the Company should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. If a Company is unable to provide a reasonable estimate of the impacts of the Tax Act in a reporting period, a provisional amount must be recorded in the first reporting period in which a reasonable estimate can be determined.

The Company's year end income tax provision includes $4 million of net additional income tax expense during the quarter ended December 30, 2017, driven by the reduction in the U.S. corporate tax rate and the transition tax on foreign earnings.

Reduction in U.S. Corporate Tax Rate: The tax provision includes a tax benefit of $153 million for the remeasurement of certain deferred tax assets and liabilities to reflect the corporate tax rate reduction impact to the Company's net deferred tax balances. This adjustment is considered complete.

Transition tax on foreign earnings: The transition tax is a tax on the previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. In order to determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. As of December 30, 2017, based on accumulated foreign earnings and profits of approximately $2.6 billion, which are primarily in Europe, the Company was able to make a reasonable estimate of the transition tax and recorded a transition tax obligation of $157 million, which the Company expects to elect to pay over eight years. The current portion of $17 million is included within Other current liabilities and the remainder is included within Other liabilities on the balance sheet. However, the Company is awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information in order to finalize calculations and complete the accounting for the transition tax liability.

In addition to the transition tax, the Tax Act introduced a territorial tax system, which will be effective beginning in 2018. The territorial tax system will impact the Company’s overall global capital and legal entity structure, working capital, and repatriation plan on a go-forward basis. In light of the territorial tax system, and other new international provisions within the Tax Act that are effective beginning in 2018, the Company is currently analyzing its global capital and legal entity structure, working capital requirements, and repatriation plans. Based on the Company's analysis of the territorial tax system and other new international tax provisions as of December 30, 2017, the Company continues to support the assertion to indefinitely reinvest $2.6 billion of accumulated foreign earnings and profits in Europe and other non-U.S. jurisdictions. As a result, as a reasonable provisional estimate, the Company did not record any new deferred tax liabilities associated with the territorial tax system or any changes to the indefinite reinvestment assertion. Further, it is impracticable for the Company to estimate any future tax costs for any unrecognized deferred tax liabilities associated with its indefinite reinvestment assertion as of December 30, 2017, because the actual tax liability, if any, would be dependent on complex analysis and calculations considering various tax laws, exchange rates, circumstances existing when a repatriation, sale, or liquidiation occurs, or other factors. If there are any changes to our indefinite reinvestment assertion as a result of finalizing our assessment of the new Tax Act, the Company will adjust its provisional estimates, record, and disclose any tax impacts in the appropriate period, pursuant to SAB 118.

As of December 30, 2017, the Company did not identify any items from the Tax Act for which a provisional estimate could not be determined. In addition, other provisions of the Tax Act for which the Company has finalized or is continuing to finalize its accounting are not material (or expected to be material) to the financial statements as of and for the year ended December 30, 2017.

The 2017 effective income tax rate benefited from a deferred tax benefit of $39 million resulting from intercompany transfers of intellectual property under the application of the newly adopted standard. See discussion regarding the adoption of ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, in Note 1.

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
Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2017 and 2016 were $239 million and $181 million, respectively, with related valuation allowances at year-end 2017 and 2016 of $153 million and $131 million, respectively. Of the total carryforwards at year-end 2017, substantially all will expire after 2021.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2017 and 2016. Deferred tax assets on employee benefits decreased in 2017 due primarily to the impact of the lower U.S. tax rate as a result of the Tax Act, the impact of favorable pension and postretirement plan asset returns, and a curtailment benefit in conjunction with the amendment of certain defined benefit pension plans in the U.S. and Canada for salaried employees freezing the compensation and service periods used to calculate pension benefits for active salaried employees who participate in the affected pension plans. Deferred tax liabilities related to intangible assets decreased as a result of the lower U.S. tax rate.

	Deferred tax assets		Deferred tax liabilities
(millions)	2017	2016	2017	2016
U.S. state income taxes	$—	$—	$48	$34
Advertising and promotion-related	13	17	—	—
Wages and payroll taxes	26	42	—	—
Inventory valuation	20	28	—	—
Employee benefits	154	403	—	—
Operating loss, credit and other carryforwards	239	181	—	—
Hedging transactions	42	—	—	51
Depreciation and asset disposals	—	—	208	318
Trademarks and other intangibles	—	—	332	602
Deferred compensation	25	38	—	—
Stock options	33	41	—	—
Other	71	31	—	—
	623	781	588	1,005
Less valuation allowance	(153)	(131)	—	—
Total deferred taxes	$470	$650	$588	$1,005
Net deferred tax asset (liability)	$(118)	$(355)
Classified in balance sheet as:
Other assets	$245	$170
Other liabilities	(363)	(525)
Net deferred tax asset (liability)	$(118)	$(355)
The change in valuation allowance reducing deferred tax assets was:

(millions)	2017	2016	2015
Balance at beginning of year	$131	$63	$51
Additions charged to income tax expense (a)	35	70	23
Reductions credited to income tax expense	(28)	(4)	(7)
Currency translation adjustments	15	2	(4)
Balance at end of year	$153	$131	$63
(a) During 2017, the Company increased deferred tax assets by $15 million related to a foreign loss carryforward related to the acquisition of a majority ownership interest in a natural, bio-organic certified breakfast company. The entire adjustment of $15 million was offset by a corresponding valuation allowance because it is not expected to be used in the future. During 2016, the Company increased its deferred tax assets by $34 million relating to a revision of 2014 foreign loss carryforwards.  The entire adjustment of $34 million was offset by a corresponding adjustment in the valuation allowance because it is not expected to be used in the future. These adjustments are not considered material to the previously issued or current year financial statements. Also during 2016, the Company increased its deferred tax assets by $26 million related to a foreign loss carryforward.  The entire amount was offset by a corresponding valuation allowance because it is not expected to be used in the future.

Uncertain tax positions
The Company is subject to federal income taxes in the U.S. as well as various state, local, and foreign jurisdictions. The Company’s 2017 provision for U.S. federal income taxes represents approximately 80% of the Company’s consolidated income tax provision. The Company was chosen to participate in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP) beginning with the 2008 tax year. As a result, with limited exceptions, the Company is no longer subject to U.S. federal examinations by the IRS for years prior to 2017. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions.
As of December 30, 2017, the Company has classified $8 million of unrecognized tax benefits as a current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the current liability balance expected to be settled within one year, offset by approximately $5 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 30, 2017, December 31, 2016 and January 2, 2016. For the 2017 year, approximately $47 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2017	2016	2015
Balance at beginning of year	$63	$73	$78
Tax positions related to current year:
Additions	6	6	8
Tax positions related to prior years:
Additions	5	1	9
Reductions	(8)	(14)	(12)
Settlements	(4)	1	(10)
Lapses in statutes of limitation	(2)	(4)	—
Balance at end of year	$60	$63	$73
For the year ended December 30, 2017, the Company recognized $2 million of tax-related interest resulting in an accrual balance of $21 million at year-end. For the year ended December 31, 2016, the Company recognized $2 million of tax-related interest resulting in an accrual balance of $19 million at year-end. For the year ended January 2, 2016, the Company paid tax-related interest totaling $3 million reducing the accrual balance to $17 million at year end.
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
Total notional amounts of the Company’s derivative instruments as of December 30, 2017 and December 31, 2016 were as follows:

(millions)	2017	2016
Foreign currency exchange contracts	$2,172	$1,396
Interest rate contracts	2,250	2,185
Commodity contracts	544	437
Total	$4,966	$4,018
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at December 30, 2017 and December 31, 2016, measured on a recurring basis.
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
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of December 30, 2017 or December 31, 2016.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of December 30, 2017 and December 31, 2016:
Derivatives designated as hedging instruments

	2017			2016
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$—	$—	$—	$2	$2
Interest rate contracts (a):
Other assets	—	—	—	—	1	1
Total assets	$—	$—	$—	$—	$3	$3
Liabilities:
Interest rate contracts:
Other liabilities (a)	—	(54)	(54)	—	(65)	(65)
Total liabilities	$—	$(54)	$(54)	$—	$(65)	$(65)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $2.3 billion as of December 30, 2017.
Derivatives not designated as hedging instruments

	2017			2016
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$10	$10	$—	$25	$25
Commodity contracts:
Other current assets	6	—	6	13	—	13
Total assets	$6	$10	$16	$13	$25	$38
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	(14)	$(14)	$—	$(11)	$(11)
Commodity contracts:
Other current liabilities	(7)	—	(7)	(7)	—	(7)
Total liabilities	$(7)	$(14)	$(21)	$(7)	$(11)	$(18)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries foreign currency denominated net assets. The carrying value of this debt was $2.7 billion and $1.8 billion as of December 30, 2017 and December 31, 2016, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of December 30, 2017 and December 31, 2016 would be adjusted as detailed in the following table:

As of December 30, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$16	$(15)	$—	$1
Total liability derivatives	$(75)	$15	$37	$(23)

As of December 31, 2016
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$41	$(24)	$—	$17
Total liability derivatives	$(83)	$24	$48	$(11)

The effect of derivative instruments on the Consolidated Statement of Income for the years ended December 30, 2017 and December 31, 2016 were as follows:
Derivatives in fair value hedging relationships

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income (a)
		2017	2016
Foreign currency exchange contracts	OIE	$(1)	$—
Interest rate contracts	Interest expense	18	18
Total		$17	$18

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.
Derivatives in cash flow hedging relationships

(millions)	Gain (loss) recognized in AOCI		Location of gain (loss) reclassified from AOCI	Gain (Loss) reclassified from AOCI into income		Location of gain (loss) recognized in income (a)	Gain (loss) recognized in income (a)
	2017	2016		2017	2016		2017	2016
Foreign currency exchange contracts	$—	$9	COGS	$1	$14	OIE	$—	$(2)
Foreign currency exchange contracts	—	1	SGA expense	—	1	OIE	—	—
Interest rate contracts	—	(65)	Interest expense	(10)	(13)	N/A	—	—
Commodity contracts	—	—	COGS	—	(13)	OIE	—	—
Total	$—	$(55)		$(9)	$(11)		$—	$(2)

(a)	Includes the ineffective portion and amount excluded from effectiveness testing.

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI
	2017	2016
Foreign currency denominated long-term debt	$(316)	$88
Foreign currency exchange contracts	—	(23)
Total	$(316)	$65

Derivatives not designated as hedging instruments
(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		2017	2016
Foreign currency exchange contracts	COGS	$(8)	$6
Foreign currency exchange contracts	SGA	(1)	(1)
Foreign currency exchange contracts	OIE	(10)	8
Commodity contracts	COGS	(18)	3
Commodity contracts	SGA	(15)	3
Total		$(52)	$19

During the next 12 months, the Company expects $8 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at December 30, 2017 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on December 30, 2017 was $59 million. If the credit-risk-related contingent features were triggered as of December 30, 2017, the Company would be required to post additional collateral of $39 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of December 30, 2017 triggered by credit-risk-related contingent features.
Other fair value measurements
Fair Value Measurements on a Nonrecurring Basis
As part of Project K, the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. See Note 5 for more information regarding Project K.
During 2017, the were no long-lived asset impairments related to Project K.
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
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $8.3 billion and $7.8 billion, respectively, as of December 30, 2017.

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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. If these counterparties fail to perform according to the terms of derivative contracts, this could result in a loss to the Company. As of December 30, 2017, there were no counterparties that represented a significant concentration of credit risk to the Company.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of December 30, 2017, the Company posted $20 million related to reciprocal collateralization agreements. As of December 30, 2017, the Company posted $17 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 26% of consolidated trade receivables at December 30, 2017.
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

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at December 30, 2017. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.
NOTE 16
VENEZUELA

Venezuela is considered a highly inflationary economy. As such, the functional currency for the Company's operations in Venezuela is the U.S. dollar for all reporting periods in which they were included in the Company’s consolidated results. This required bolivar denominated monetary assets and liabilities to be remeasured into U.S. dollars using an exchange rate at which such balances could be settled as of each balance sheet date. In addition, revenues and expenses were recorded in U.S. dollars at an appropriate rate on the date of the transaction and gains and losses resulting from the remeasurement of the bolivar denominated monetary assets and liabilities were recorded in earnings.

Deconsolidation
Effective as of December 31, 2016, the Company concluded that it no longer met the accounting criteria for consolidation of its Venezuela subsidiary due to a loss of control over the Venezuelan operations. Historically, the Company took steps to reduce its reliance on imports in order to run its operations in Venezuela without the need of foreign currency, including the substitution, where possible, of imported ingredients, materials and parts with locally produced inputs. However, the availability of certain key raw materials, even if locally sourced, was largely controlled by the local government and the Company experienced an increase in government intervention and restrictions on the local supply of these key raw materials. During the fourth quarter of 2016, the Company experienced increased disruptions and restrictions in the procurement of certain locally sourced raw materials and packaging due to local government actions, which greatly diminished the Venezuelan operation’s ability to produce products for sale, culminating in record low production volume and capacity utilization during the quarter. These supply chain disruptions, along with other factors such as the worsening economic environment in Venezuela and the limited access to dollars to import goods through the use of any of the available currency mechanisms, impaired the Company’s ability to effectively operate and fully control its Venezuelan subsidiary.

As of December 31, 2016, the Company deconsolidated and changed to the cost method of accounting for its Venezuelan subsidiary. During the fourth quarter of 2016, the Company recorded a $72 million pre-tax charge in Other income (expense), net as it fully impaired the value of its cost method investment in Venezuela. The deconsolidation charge included the historical cumulative translation losses of approximately $63 million related to the Company's Venezuelan operations that had previously been recorded in accumulated other comprehensive losses within equity.
Beginning in fiscal year 2017, the Company no longer included the financial statements of its Venezuelan subsidiary within its consolidated financial statements. Under the cost method of accounting, the Company will recognize earnings only to the extent cash is received from its Venezuelan subsidiary. The Company will continually monitor its ability to control its Venezuelan subsidiary as the facts and circumstances surrounding Venezuela may change over time and lead to consolidation at a future date. In the meantime, the Company will continue to operate its Venezuelan subsidiary in spite of the restrictive economic and operational environment.

Activity prior to deconsolidation
From February 2013 through July 4, 2015, the Company used the CENCOEX, official rate, which was 6.3 bolivars to the U.S. dollar, to remeasure its Venezuelan subsidiary’s financial statements to U.S. dollars. The CENCOEX official rate was restricted toward goods and services for industry sectors considered essential, which are primarily food, medicines and a few others. In February 2015, the Venezuelan government announced the addition of a new foreign currency exchange system referred to as the Marginal Currency System, or SIMADI.

During 2015, the Company experienced an increase in the amount of time it took to exchange bolivars for U.S. dollars through the CENCOEX exchange. Due to this reduced availability of U.S. dollars and upon review of U.S. dollar cash needs in the Company's Venezuela operations as of the quarter ended July 4, 2015, the Company concluded that it was no longer able to obtain sufficient U.S. dollars on a timely basis through the CENCOEX exchange resulting in a decision to remeasure its Venezuela subsidiary's financial statements using the SIMADI rate.

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

In February 2016, the Venezuelan government announced changes to its foreign currency exchange mechanisms, including a 59% devaluation of the CENCOEX (renamed DIPRO) official rate from 6.3 bolivars to 10.0 bolivars to the U.S. dollar.  Additionally the SIMADI exchange rate was replaced by the DICOM exchange rate, a floating exchange rate for non-essential imports. The DICOM exchange rate was introduced at 206 bolivars to the U.S. dollar.

For the years ended December 31, 2016 and January 2, 2016, Venezuela represented less than 1% and approximately 2% of total net sales, respectively.
NOTE 17
QUARTERLY FINANCIAL DATA (unaudited)

	Net sales		Gross profit
(millions)	2017	2016	2017	2016
First	$3,254	$3,395	$1,204	$1,245
Second	3,187	3,268	1,265	1,270
Third	3,273	3,254	1,232	1,264
Fourth	3,209	3,097	1,321	976
	$12,923	$13,014	$5,022	$4,755

	Net income attributable to Kellogg Company		Per share amounts
(millions)	2017	2016	2017		2016
			Basic	Diluted	Basic	Diluted
First	$262	$175	$0.75	$0.74	$0.50	$0.49
Second	282	280	0.81	0.80	0.80	0.79
Third	297	292	0.86	0.85	0.83	0.82
Fourth	428	(53)	1.24	1.23	(0.15)	(0.15)
	$1,269	$694
The principal market for trading Kellogg shares is the New York Stock Exchange (NYSE). At December 30, 2017, the closing price (on the NYSE) was $67.98 and there were 33,793 shareholders of record.
Dividends paid per share and the quarterly price ranges on the NYSE during the last two years were:

	Dividend per share	Stock price
2017 — Quarter		High	Low
First	$0.52	$76.44	$71.38
Second	0.52	73.49	68.69
Third	0.54	70.36	62.37
Fourth	0.54	68.29	58.87
	$2.12
2016 — Quarter
First	$0.50	$77.86	$69.96
Second	0.50	81.65	74.30
Third	0.52	86.98	77.13
Fourth	0.52	77.25	70.96
	$2.04

During 2017, the Company recorded the following charges (gains) in operating profit:

	2017
(millions)	First	Second	Third	Fourth	Full Year
Restructuring and cost reduction charges	$142	$96	$1	$24	$263
(Gains) / losses on mark-to-market adjustments	21	(7)	104	(163)	(45)
	$163	$89	$105	$(139)	$218
During 2016, the Company recorded the following charges (gains) in operating profit:

	2016
(millions)	First	Second	Third	Fourth	Full Year
Restructuring and cost reduction charges	$52	$72	$40	$161	$325
(Gains) / losses on mark-to-market adjustments	24	(20)	31	226	261
	$76	$52	$71	$387	$586

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
The Company has the following reportable segments: U.S. Morning Foods; U.S. Snacks; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. The Company manages its operations through 10 operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. The reportable segments are discussed in greater detail below.
The U.S. Morning Foods reportable segment includes primarily cereal and toaster pastries.
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
North America Other includes the U.S. Frozen, Kashi, Canada, and RXBAR operating segments. As these operating segments are not considered economically similar enough to aggregate with other operating segments and are immaterial for separate disclosure, they have been grouped together as a single reportable segment.
The 3 remaining reportable segments are based on geographic location — Europe which consists principally of European countries; Latin America which consists of Central and South America and includes Mexico; and Asia Pacific which consists of Sub-Saharan Africa, Australia and other Asian and Pacific markets.
The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Intercompany transactions between operating segments were immaterial for all periods presented.

(millions)	2017	2016	2015
Net sales
U.S. Morning Foods	$2,778	$2,931	$2,992
U.S. Snacks	3,067	3,198	3,234
U.S. Specialty	1,249	1,214	1,181
North America Other	1,616	1,598	1,687
Europe	2,291	2,377	2,497
Latin America	955	780	1,015
Asia Pacific	967	916	919
Consolidated	$12,923	$13,014	$13,525
Operating profit
U.S. Morning Foods	$601	$593	$474
U.S. Snacks	115	324	385
U.S. Specialty	312	279	260
North America Other	230	181	178
Europe	279	205	247
Latin America	108	84	9
Asia Pacific	86	70	54
Total Reportable Segments	1,731	1,736	1,607
Corporate	215	(341)	(516)
Consolidated	$1,946	$1,395	$1,091
Depreciation and amortization (a)
U.S. Morning Foods	$120	$122	$123
U.S. Snacks	146	159	135
U.S. Specialty	13	11	11
North America Other	51	56	74
Europe	80	114	120
Latin America	37	22	28
Asia Pacific	33	30	29
Total Reportable Segments	480	514	520
Corporate	1	3	14
Consolidated	$481	$517	$534

(a)	Includes asset impairment charges as discussed in Note 14.

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by Management for the Company’s internationally-based reportable segments as shown below.

(millions)	2017	2016	2015
Interest expense
North America	$3	$5	$5
Europe	16	8	5
Latin America	2	4	5
Asia Pacific	2	2	2
Corporate	233	387	210
Consolidated	$256	$406	$227
Income taxes
Europe	$(38)	$(17)	$10
Latin America	33	30	34
Asia Pacific	12	14	—
Corporate & North America	405	206	115
Consolidated	$412	$233	$159
Management reviews balance sheet information, including total assets, based on geography. For all North American-based operating segments, balance sheet information is reviewed by Management in total and not on an individual operating segment basis.

(millions)	2017	2016	2015
Total assets
North America	$10,867	$10,533	$10,363
Europe	4,057	3,824	3,742
Latin America	1,094	1,136	587
Asia Pacific	1,225	1,158	1,106
Corporate	1,426	1,248	1,184
Elimination entries	(2,319)	(2,788)	(1,731)
Consolidated	$16,350	$15,111	$15,251
Additions to long-lived assets
North America	$329	$318	$342
Europe	106	125	110
Latin America	32	24	23
Asia Pacific	30	36	76
Corporate	4	4	2
Consolidated	$501	$507	$553
The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 20% of consolidated net sales during 2017, 20% in 2016, and 21% in 2015, comprised principally of sales within the United States.
Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2017	2016	2015
Net sales
United States	$8,196	$8,438	$8,560
All other countries	4,727	4,576	4,965
Consolidated	$12,923	$13,014	$13,525
Long-lived assets
United States	$2,195	$2,208	$2,220
All other countries	1,521	1,361	1,401
Consolidated	$3,716	$3,569	$3,621
Supplemental product information is provided below for net sales to external customers:

(millions)	2017	2016	2015
Snacks	$6,700	$6,660	$6,698
Cereal	5,270	5,440	5,871
Frozen	953	914	956
Consolidated	$12,923	$13,014	$13,525

NOTE 19
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2017	2016	2015
Research and development expense	$148	$182	$193
Advertising expense	$731	$735	$898

Consolidated Balance Sheet (millions)	2017	2016
Trade receivables	$1,250	$1,106
Allowance for doubtful accounts	(10)	(8)
Refundable income taxes	23	24
Other receivables	126	109
Accounts receivable, net	$1,389	$1,231
Raw materials and supplies	$333	$315
Finished goods and materials in process	884	923
Inventories	$1,217	$1,238
Land	$111	$131
Buildings	2,200	2,020
Machinery and equipment	6,018	5,646
Capitalized software	403	366
Construction in progress	634	686
Accumulated depreciation	(5,650)	(5,280)
Property, net	$3,716	$3,569
Other intangibles	$2,706	$2,423
Accumulated amortization	(67)	(54)
Other intangibles, net	$2,639	$2,369
Pension	$252	$66
Deferred income taxes	245	170
Other	529	393
Other assets	$1,026	$629
Accrued income taxes	$31	$47
Accrued salaries and wages	311	318
Accrued advertising and promotion	538	436
Other	551	590
Other current liabilities	$1,431	$1,391
Income taxes payable	$192	$48
Nonpension postretirement benefits	40	40
Other	373	376
Other liabilities	$605	$464

Allowance for doubtful accounts (millions)	2017	2016	2015
Balance at beginning of year	$8	$8	$7
Additions charged to expense	14	9	4
Doubtful accounts charged to reserve	(12)	(9)	(3)
Balance at end of year	$10	$8	$8

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

SEC staff guidance discusses the exclusion of an acquired entity from management's assessment of internal control over financial reporting and disclosure controls and procedures. Management excluded from its assessment those disclosure controls and procedures of the Chicago Bar Company LLC, which was acquired in October, 2017 in a purchase business combination, that are subsumed by internal control over financial reporting. Chicago Bar Co., LLC is wholly owned and accounted for less than 0.1% of consolidated total assets and 0.2% of consolidated net sales as of and for the year ended December 30, 2017.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 30, 2017. The effectiveness of our internal control over financial reporting as of December 30, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

/s/ Steven A. Cahillane
Steven A. Cahillane
Chief Executive Officer

/s/ Fareed Khan
Fareed Khan
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kellogg Company

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the consolidated financial statements, including the related notes, of Kellogg Company and its subsidiaries as listed in the index appearing under Item 15(a)(1), (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the Chicago Bar Co., LLC, from its assessment of internal control over financial reporting as of December 30, 2017 because it was acquired by the Company in a purchase business combination during 2017. We have also excluded the Chicago Bar Co., LLC from our audit of internal control over financial reporting. The Chicago Bar Co., LLC is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent less than 0.1% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2017.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

Detroit, Michigan
February 20, 2018

We have served as the Company’s auditor since at least 1937. We have not determined the specific year we began serving as auditor of the Company.

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

As of December 30, 2017, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. SEC staff guidance discusses the exclusion of an acquired entity from management's assessment of internal control over financial reporting and disclosure controls and procedures. Management excluded from its assessment those disclosure controls and procedures of the Chicago Bar Company LLC, which was acquired in October, 2017 in a purchase business combination, that are subsumed by internal control over financial reporting. Chicago Bar Co., LLC is wholly owned and accounted for less than 0.1% of consolidated total assets and 0.2% of consolidated net sales as of and for the year ended December 30, 2017. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also audited, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2017 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting.
Kellogg’s Project K initiative which includes the reorganization and relocation of certain financial, information technology, and logistics and distribution processes; internal to the organization was initiated in 2014. This initiative is expected to continue through 2018 and will continue to impact the design of our control framework. During efforts associated with Project K, we have implemented additional controls to monitor and maintain appropriate internal controls over financial reporting. There were no changes during the quarter ended December 30, 2017, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 27, 2018 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION
Refer to the information under the captions “2017 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” and “Potential Post-Employment Payments” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation and Talent Management Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Refer to the information under the captions “Security Ownership — Five Percent Holders”, “Security Ownership — Officer and Director Stock Ownership” of the Proxy Statement, which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

(millions, except per share data)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights as of December 30, 2017 (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights as of December 30, 2017 ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) as of December 30, 2017 (c)(1)
Equity compensation plans approved by security holders	16.3	(2)	64	19.0	(3)
Equity compensation plans not approved by security holders	—		NA	0.3
Total	16.3		64	19.3

(1)
The total number of shares remaining available for issuance under the 2017 Long-Term Incentive Plan will be reduced by two shares for each share issued pursuant to an award other than a stock option or stock appreciation right, or potentially issuable pursuant to an outstanding award other than a stock option or stock appreciation right, which will in each case reduce the total number of shares remaining by one share for each share issued.

(2)	Includes 14.6 million stock options and 1.7 million restricted share units.
(3)
The total number of shares available remaining for issuance as of December 30, 2017 for each Equity Compensation Plan approved by shareowners are as follows:
- The 2017 Long-Term Incentive Plan - 18.6 million;
- The Non-Employee Director Stock Plan (2009 Director Plan) - 0.2 million;
- The 2002 Employee Stock Purchase Plan - 0.2 million.

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
Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the plan through payroll deductions. The trustees of the plan use those contributions to buy shares of our common stock at fair market value on the open market, with Kellogg matching those contributions on a 1:1 basis. Shares must be withdrawn from the plan when employees cease employment. Under current law, eligible employees generally receive certain income and other tax benefits if those shares are held in the plan for a specified number of years. A similar plan is also available to employees in the Republic of Ireland. As these plans are open market plans with no set overall maximum, no amounts for these plans are included in the above table. However, approximately 60,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the plan for the Republic of Ireland and other similar predecessor plans during 2017, with approximately an additional 60,000 shares being provided as matched shares.
The Deferred Compensation Plan for Non-Employee Directors was amended and restated during 2013. Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of our common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee Directors’ accounts. Units must be paid in shares of our common stock, either in a lump sum or in up to ten annual installments, with the installments to begin as soon as practicable after the non-employee Director’s service as a Director terminates. No more than 300,000 shares are authorized for use under this plan, of which approximately 22,000 had been issued as of December 30, 2017.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 20, 2018, are included herein in Part II, Item 8.
(a) 1. Consolidated Financial Statements

Consolidated Statement of Income for the years ended December 30, 2017, December 31, 2016 and January 2, 2016.
Consolidated Statement of Comprehensive Income for the years ended December 30, 2017, December 31, 2016 and January 2, 2016.
Consolidated Balance Sheet at December 30, 2017 and December 31, 2016.
Consolidated Statement of Equity for the years ended December 30, 2017, December 31, 2016 and January 2, 2016.
Consolidated Statement of Cash Flows for the years ended December 30, 2017, December 31, 2016 and January 2, 2016.
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
IBRF
3.01	Amended Restated Certificate of Incorporation of Kellogg Company, incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-8, file number 333-56536.	IBRF
3.02	Bylaws of Kellogg Company, as amended, incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 15, 2017, Commission file number 1-4171.	IBRF
4.01
Indenture, dated March 15, 2001, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.01 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.
IBRF
4.02
Supplemental Indenture, dated March 29, 2001, between Kellogg Company and BNY Midwest Trust Company, including the form of 7.45% Debentures due 2031, incorporated by reference to Exhibit 4.02 to our Quarterly Report on Form 10-Q for the quarter ending March 31, 2001, Commission file number 1-4171.
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
4.08
Officer’s Certificate of Kellogg Company (with form of Floating Rate Senior Notes due 2015 and 2.750% Senior Notes due 2023), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated February 14, 2013, Commission file number 1-4171.
IBRF
4.09
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
4.11
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
IBRF
4.13
Officers’ Certificate of Kellogg Company (with form of 0.800% Senior Notes due 2022), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated May 17, 2017, Commission file number 1-4171.
IBRF
4.14
Officers’ Certificate of Kellogg Company (with form of 3.400% Senior Notes due 2027), incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 13, 2017, Commission file number 1-4171.
IBRF
10.01
Kellogg Company Supplemental Savings and Investment Plan, as amended and restated as of January 1, 2003, incorporated by reference to Exhibit 10.03 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*
IBRF
10.02
Kellogg Company Key Employee Long Term Incentive Plan, incorporated by reference to Exhibit 10.07 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*
IBRF
10.03
Kellogg Company 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*
IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.04
Employment Letter between us and James M. Jenness, incorporated by reference to Exhibit 10.18 to our Annual Report in Form 10-K for the fiscal year ended January 1, 2005, Commission file number 1-4171.*
IBRF
10.05	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.06	Stock Option Agreement between us and James Jenness, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-56536.*	IBRF
10.07
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
10.09
Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10. to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*
IBRF
10.10	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.11
Form of Non-Qualified Option Agreement for Senior Executives under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*
IBRF
10.12
Form of Restricted Stock Grant Award under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*
IBRF
10.13
Form of Non-Qualified Option Agreement for Non-Employee Director under 2000 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal period ended September 25, 2004, Commission file number 1-4171.*
IBRF
10.14
First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*
IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.15
Restricted Stock Grant/Non-Compete Agreement between us and John Bryant, incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the period ended April 2, 2005, Commission file number 1-4171 (the “2005 Q1 Form 10-Q”).*
IBRF
10.16	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.17	Agreement between us and James M. Jenness, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated October 20, 2006, Commission file number 1-4171.*	IBRF
10.18	Letter Agreement between us and John A. Bryant, dated July 23, 2007, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 23, 2007, Commission file number 1-4171.*	IBRF
10.19	Agreement between us and James M. Jenness, dated February 22, 2008, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 22, 2008, Commission file number 1-4171.*	IBRF
10.20
Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*
IBRF
10.21
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
10.23
Form of Option Terms and Conditions for SVP Executive Officers under 2003 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 20, 2009, Commission file number 1-4171.*
IBRF
10.24	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*	IBRF
10.25	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158826.*	IBRF
10.26
Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.
IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.27
Letter Agreement between us and Gary Pilnick, dated May 20, 2008, incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, commission file number 1-4171.*
IBRF
10.28
Kellogg Company Senior Executive Annual Incentive Plan, incorporated by reference to Appendix A of our Board of Directors’ proxy statement for the annual meeting of shareholders held on April 29, 2011.*
IBRF
10.29	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.30	Form of Restricted Stock Terms and Conditions, incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, Commission file number 1-4171.*	IBRF
10.31
Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, Commission file number 1-4171.*
IBRF
10.32	Kellogg Company 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-188222.*	IBRF
10.33	Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.34	Amendment Number 1. to the Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.35
Kellogg Company Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*
IBRF
10.36	Kellogg Company Executive Compensation Deferral Plan, incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF
10.37	Kellogg Company Change of Control Severance Policy for Key Executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.38	Amendment to Change of Control between the Company and John Bryant, dated December 5, 2014, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.39	2015-2017 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.40	Kellogg Company Change of Control Severance Policy for Key Executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.41	Amendment to Change of Control between the Company and John Bryant, dated December 5, 2014, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.42	2015-2017 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
10.43	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
10.44	2016-2018 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*	IBRF
10.45	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*	IBRF
10.46
Receivables Sale Agreement, dated as of July 13, 2016, among Kellogg Sales Company and Kellogg Funding Company, LLC, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 13, 2016, Commission file number 1-4171.
IBRF
10.47
Receivables Purchase Agreement, dated as of July 13, 2016, among Kellogg Funding Company, LLC, Kellogg Business Services Company and Coöperatieve Rabobank U.A., New York Branch, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated July 13, 2016, Commission file number 1-4171.
IBRF
10.48
Performance Undertaking Agreement, dated as of July 13, 2016, made by Kellogg Company in favor of Coöperatieve Rabobank U.A, New York Branch, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated July 13, 2016, Commission file number 1-4171.
IBRF
10.49
First Amendment to Receivables Purchase Agreement, dated as of September 29, 2016, among Kellogg Funding Company, LLC, Kellogg Business Services Company and Coöperatieve Rabobank U.A., New York Branch, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 29, 2016, Commission file number 1-4171.
IBRF
10.50
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
10.51
Second Amendment to Receivables Purchase Agreement, dated as of November 25, 2016, among Kellogg Funding Company, LLC, Kellogg Business Services Company, Coöperatieve Rabobank U.A., New York Branch, and the other Purchasers party thereto, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated November 25, 2016, Commission file number 1-4171.
IBRF
10.52
Joinder Agreement, dated as of November 25, 2016, among Kellogg Business Services Company, ING Luxembourg S.A., and Coöperatieve Rabobank U.A., New York Branch, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated November 25, 2016, Commission file number 1-4171.
IBRF
10.53	2017-2019 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 24, 2017, Commission file number 1-4171.*	IBRF
10.54	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2017, Commission file number 1-4171.*	IBRF
10.55	Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-217769.*	IBRF
10.56
Third Amendment to Receivables Purchase Agreement, dated as of July 10, 2017, among Kellogg Funding Company, LLC, Kellogg Business Services Company, Coöperatieve Rabobank U.A., New York Branch, and the other Purchasers party thereto, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated July 12, 2017, Commission file number 1-4171.

IBRF
10.57	Letter agreement with Steve Cahillane, dated September 22, 2017, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 28, 2017, Commission file number 1-4171.*	IBRF
10.58	Letter agreement with John Bryant, dated September 22, 2017, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 28, 2017, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.59
Five-Year Credit Agreement dated as of January 30, 2018 with JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, Bank of America, N.A., Citibank, N.A., Cooperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as Documentation Agents, JPMorgan Chase Bank, N.A., Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Cooperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated February 1, 2018, Commission file number 1-4171.
IBRF
10.60
364-Day Credit Agreement dated as of January 30, 2018 with JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, JPMorgan Chase Bank, N.A. Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Coöperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein, incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K dated February 1, 2018, Commission file number 1-4171.

IBRF
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by Steven A. Cahillane.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Fareed Khan.	E
32.1	Section 1350 Certification by Steven A. Cahillane.	E
32.2	Section 1350 Certification by Fareed Khan.	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of February, 2018.

KELLOGG COMPANY

By:	/s/ Steven A. Cahillane
Steven A. Cahillane
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Steven A. Cahillane Steven A. Cahillane	Chief Executive Officer (Principal Executive Officer)	February 20, 2018

/s/ Fareed A. Khan Fareed A. Khan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 20, 2018

/s/ Donald O. Mondano Donald O. Mondano	Vice President and Corporate Controller (Principal Accounting Officer)	February 20, 2018

* John A. Bryant	Chairman and Director	February 20, 2018

* Stephanie A. Burns	Director	February 20, 2018

* Carter A. Cast	Director	February 20, 2018

* John T. Dillon	Director	February 20, 2018

* Richard W. Dreiling	Director	February 20, 2018

* Zachary Gund	Director	February 20, 2018

* James M. Jenness	Director	February 20, 2018

* Donald R. Knauss	Director	February 20, 2018

* Mary Laschinger	Director	February 20, 2018

* Cynthia H. Milligan	Director	February 20, 2018

* La June Montgomery Tabron	Director	February 20, 2018

* Carolyn M. Tastad	Director	February 20, 2018

* Noel R. Wallace	Director	February 20, 2018

* By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-fact	February 20, 2018