Form 10-Q
period 2018-03-31
KELLOGG CO
filed 2018-05-04
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Yes  ☐    No  ☒
Common Stock outstanding as of April 28, 2018 — 346,848,322 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	March 31, 2018 (unaudited)	December 30, 2017
Current assets
Cash and cash equivalents	$370	$281
Accounts receivable, net	1,601	1,389
Inventories	1,214	1,217
Other current assets	135	149
Total current assets	3,320	3,036
Property, net	3,713	3,716
Goodwill	5,514	5,504
Other intangibles, net	2,650	2,639
Investments in unconsolidated entities	425	429
Other assets	1,080	1,027
Total assets	$16,702	$16,351
Current liabilities
Current maturities of long-term debt	$408	$409
Notes payable	469	370
Accounts payable	2,230	2,269
Other current liabilities	1,408	1,474
Total current liabilities	4,515	4,522
Long-term debt	7,881	7,836
Deferred income taxes	357	355
Pension liability	812	839
Other liabilities	583	605
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	852	878
Retained earnings	7,334	7,069
Treasury stock, at cost	(4,346)	(4,417)
Accumulated other comprehensive income (loss)	(1,407)	(1,457)
Total Kellogg Company equity	2,538	2,178
Noncontrolling interests	16	16
Total equity	2,554	2,194
Total liabilities and equity	$16,702	$16,351
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended
(Results are unaudited)	March 31, 2018	April 1, 2017
Net sales	$3,401	$3,248
Cost of goods sold	2,149	2,088
Selling, general and administrative expense	742	880
Operating profit	510	280
Interest expense	69	61
Other income (expense), net	70	88
Income before income taxes	511	307
Income taxes	67	43
Earnings (loss) from unconsolidated entities	—	2
Net income	$444	$266
Per share amounts:
Basic earnings	$1.28	$0.76
Diluted earnings	$1.27	$0.75
Dividends	$0.54	$0.52
Average shares outstanding:
Basic	346	351
Diluted	348	354
Actual shares outstanding at period end	347	350
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended March 31, 2018
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$444
Other comprehensive income (loss):
Foreign currency translation adjustments	$30	$19	49
Cash flow hedges:
Reclassification to net income	2	—	2
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	(1)	—	(1)
Other comprehensive income (loss)	$31	$19	$50
Comprehensive income			$494

	Quarter ended April 1, 2017
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$266
Other comprehensive income (loss):
Foreign currency translation adjustments	$76	$9	85
Cash flow hedges:
Reclassification to net income	2	(1)	1
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	1	—	1
Other comprehensive income (loss)	$79	$8	$87
Comprehensive income			$353
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 31, 2016	420	$105	$806	$6,552	69	$(3,997)	$(1,575)	$1,891	$16	$1,907
Common stock repurchases					7	(516)		(516)		(516)
Net income				1,254				1,254	—	1,254
Dividends				(736)				(736)		(736)
Other comprehensive income							118	118	—	118
Stock compensation			66					66		66
Stock options exercised and other	1		6	(1)	(1)	96		101		101
Balance, December 30, 2017	421	$105	$878	$7,069	75	$(4,417)	$(1,457)	$2,178	$16	$2,194
Common stock repurchases					—	—		—		—
Net income				444				444		444
Dividends				(187)				(187)		(187)
Other comprehensive income							50	50	—	50
Stock compensation			16					16		16
Stock options exercised and other			(42)	8	(1)	71		37		37
Balance, March 31, 2018	421	$105	$852	$7,334	74	$(4,346)	$(1,407)	$2,538	$16	$2,554
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Quarter ended
(unaudited)	March 31, 2018	April 1, 2017
Operating activities
Net income	$444	$266
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	122	121
Postretirement benefit plan expense (benefit)	(47)	(56)
Deferred income taxes	(1)	(66)
Stock compensation	16	17
Other	(30)	30
Postretirement benefit plan contributions	(19)	(24)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(175)	(437)
Inventories	13	58
Accounts payable	(4)	11
All other current assets and liabilities	(91)	46
Net cash provided by (used in) operating activities	228	(34)
Investing activities
Additions to properties	(132)	(130)
Collections of deferred purchase price on securitized trade receivables	—	245
Other	1	(1)
Net cash provided by (used in) investing activities	(131)	114
Financing activities
Net issuances (reductions) of notes payable	99	191
Reductions of long-term debt	—	(1)
Net issuances of common stock	50	40
Common stock repurchases	—	(125)
Cash dividends	(187)	(182)
Net cash provided by (used in) financing activities	(38)	(77)
Effect of exchange rate changes on cash and cash equivalents	30	15
Increase (decrease) in cash and cash equivalents	89	18
Cash and cash equivalents at beginning of period	281	280
Cash and cash equivalents at end of period	$370	$298

Supplemental cash flow disclosures
Interest paid	$14	$16
Income taxes paid	$31	$16

Supplemental cash flow disclosures of non-cash investing activities:
Beneficial interests obtained in exchange for securitized trade receivables	$—	$256
Additions to properties included in accounts payable	$92	$106
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended March 31, 2018 (unaudited)
Note 1 Accounting policies

Basis of presentation
The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2017 Annual Report on Form 10-K.

The condensed balance sheet information at December 30, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended March 31, 2018 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with certain third parties to provide accounts payable tracking systems which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into these agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under these arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of March 31, 2018, $724 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $547 million of those payment obligations to participating financial institutions. As of December 30, 2017, $850 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $674 million of those payment obligations to participating financial institutions.

Revenue
The Company recognizes revenue from the sale of food products which are sold to retailers through direct sales forces, broker and distributor arrangements. The Company also recognizes revenue from the license of our trademarks granted to third parties who uses these trademarks on their merchandise. Revenue from these licenses are not material to the Company. Revenue, which includes shipping and handling charges billed to the customer, is reported net of applicable provisions for discounts, returns, allowances, and various government withholding taxes.

Contract balances where revenue is recognized in the current period that is not a result of current period performance is not material to the Company. The Company also does not incur costs to obtain or fulfill contracts.

Performance obligations

The Company recognizes revenue when (or as) performance obligations are satisfied by transferring control of the goods to customers. Control is transferred upon delivery of the goods to the customer. At the time of delivery, the customer is invoiced with payment terms which are commensurate with the customer’s credit profile. Shipping and/or handling costs that occur before the customer obtains control of the goods are deemed to be fulfillment activities and are accounted for as fulfillment costs.

The Company assesses the goods and services promised in its customers’ purchase orders and identifies a performance obligation for each promise to transfer a good or service (or bundle of goods or services) that is distinct. To identify the performance obligations, the Company considers all the goods or services promised, whether explicitly stated or implied based on customary business practices. For a purchase order that has more than one performance obligation, the Company allocates the total consideration to each distinct performance obligation on a relative standalone selling price basis.

Significant Judgments

The Company offers various forms of trade promotions and the methodologies for determining these provisions are dependent on local customer pricing and promotional practices, which range from contractually fixed percentage price reductions to provisions based on actual occurrence or performance. Where applicable, future provisions are estimated based on a combination of historical patterns and future expectations regarding specific in-market product performance.

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

Practical expedients

For the quarter ended March 30, 2018, the Company elected the following practical expedients in accordance with ASU 2014-09:

•
Significant financing component - The Company elected not to adjust the promised amount of consideration for the effects of a significant financing component as the Company expects, at contract inception, that the period between the transfer of a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

•
Shipping and handling costs - The Company elected to account for shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service.

•
Measurement of transaction price - The Company has elected to exclude from the measurement of transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from a customer for sales taxes.

New accounting standards adopted in the period

Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued an ASU intended to simplify hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. The new guidance is effective on January 1, 2019, with early adoption permitted. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The Company adopted the ASU in the first quarter of 2018. The impact of adoption was immaterial to the financial statements.

Improving the Presentation of net Periodic Pension Cost and net Periodic Postretirement Benefit Cost. In March 2017, the FASB issued an ASU to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. The ASU requires that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented. The amendments in this ASU should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The Company adopted the ASU in the first quarter of 2018.

Simplifying the test for goodwill impairment. In January 2017, the FASB issued an ASU to simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. The ASU is effective for an entity's annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments in this ASU should be applied on a prospective basis. The Company adopted the ASU in the first quarter of 2018 with no impact.

Statement of Cash Flows. In August 2016, the FASB issued an ASU to provide cash flow statement classification guidance for certain cash receipts and payments including (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period.   The amendments in this ASU should be applied retrospectively.  The Company adopted the new ASU in the first quarter of 2018.

Recognition and measurement of financial assets and liabilities. In January 2016, the FASB issued an ASU which requires equity investments that are not accounted for under the equity method of accounting to be measured at fair value with changes recognized in net income and which updates certain presentation and disclosure requirements. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. Entities should apply the update by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company adopted the updated standard in the first quarter of 2018. The impact of adoption was immaterial to the financial statements.

Revenue from contracts with customers. In May 2014, the FASB issued an ASU, as amended, which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The Company adopted the updated standard in the first quarter of 2018 using the full retrospective method and restated previously reported amounts. In connection with the adoption, the Company made reclassification of certain customer allowances. The adoption effects relate to the timing of recognition and classification of certain promotional allowances. The updated revenue standard also required additional disaggregated revenue disclosures. Refer to Impacts to Previously Reported Results below for the impact of adoption of the standard on our consolidated financial statements.
Impacts to Previously Reported Results
Adoption of the standards related to revenue recognition, pension and cash flow impacted our previously reported results as follows:

	As of December 30, 2017
Consolidated Balance Sheet	Previously Reported	Revenue Recognition ASU	Restated
Other assets	$1,026	$1	$1,027
Other current liabilities	$1,431	$43	$1,474
Deferred income taxes	$363	$(8)	$355
Retained earnings	$7,103	$(34)	$7,069

	Quarter ended April 1, 2017
Consolidated Statement of Income	Previously Reported	Revenue Recognition ASU	Pension ASU	Restated
Net sales	$3,254	$(6)	$—	$3,248
Cost of goods sold	$2,050	$(16)	$54	$2,088
Selling, general and administrative expense	$844	$5	$31	$880
Other income (expense), net	$3	$—	$85	$88
Income taxes	$42	$1	$—	$43
Net income	$262	$4	$—	$266
Per share amounts:
Basic earnings	$0.75	$0.01	$—	$0.76
Diluted earnings	$0.74	$0.01	$—	$0.75

	Quarter ended April 1, 2017
Consolidated Statement of Cash Flows	Previously Reported	Revenue Recognition ASU	Cash Flow ASU	Restated
Net income	$262	$4	$—	$266
Deferred income taxes	$(67)	$1	$—	$(66)
Trade receivables	$(192)	$—	$(245)	$(437)
Other	$30	$—	$—	$30
All other current assets and liabilities	$51	$(5)	$—	$46
Net cash provided by (used in) operating activities	$211	$—	$(245)	$(34)
Collections of deferred purchase price on securitized trade receivables	$—	$—	$245	$245
Net cash provided by (used in) investing activities	$(131)	$—	$245	$114

Accounting standards to be adopted in future periods

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued an ASU permitting a company to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income (AOCI). The reclassification is optional. Regardless of whether or not a company opts to make the reclassification, the new guidance requires all companies to include certain disclosures in their financial statements. The guidance is effective for all fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing whether to adopt the ASU and the impact of adoption.

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

The Company has two Receivable Sales Agreements (Monetization Programs) and previously had a separate U.S. accounts receivable securitization program (Securitization Program), both described below, which are intended to directly offset the impact the Extended Terms Program would have on the days-sales-outstanding (DSO) metric that is critical to the effective management of the Company's accounts receivable balance and overall working capital. The Company terminated the Securitization Program at the end of 2017 and entered into the second monetization program during the quarter ended March 31, 2018.

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of March 31, 2018 and December 30, 2017 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Monetization Programs
The Company has two Monetization Programs, for a discrete group of customers, to sell, on a revolving basis, certain trade accounts receivable invoices to third party financial institutions. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is $988 million (increased from $800 million as of December 30, 2017, reflecting the execution of a second monetization program on March 20, 2018).  Accounts receivable sold of $927 million and $601 million remained outstanding under these arrangement as of March 31, 2018 and December 30, 2017, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $7 million for the quarter ended March 31, 2018 and was immaterial for the quarter ended April 1, 2017. The recorded loss is included in Other income and expense.
Securitization Program
Between July 2016 and December 2017, the Company had a Securitization Program with a third party financial institution. Under the program, the Company received cash consideration of up to $600 million and a deferred purchase price asset for the remainder of the purchase price. Transfers under the Securitization Program were accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. This Securitization Program utilized Kellogg Funding Company (Kellogg Funding), a wholly-owned subsidiary of the Company. Kellogg Funding's sole business consisted of the purchase of receivables, from its parent or other subsidiary and subsequent transfer of such receivables and related assets to financial institutions. Although Kellogg Funding is included in the Company's consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of Kellogg Funding assets prior to any assets or value in Kellogg Funding becoming available to the Company or its subsidiaries. The assets of Kellogg Funding are not available to pay creditors of the Company or its subsidiaries. The Securitization Program was structured to expire in July 2018, but was terminated at the end of 2017. In March 2018 the Company substantially replaced the securitization program with the second monetization program.

As of December 30, 2017, approximately $433 million of accounts receivable sold to Kellogg Funding under the Securitization Program remained outstanding, for which the Company received net cash proceeds of approximately $412 million and a deferred purchase price asset of approximately $21 million. The portion of the purchase price for the receivables which is not paid in cash by the financial institutions is a deferred purchase price asset, which is paid to Kellogg Funding as payments on the receivables are collected from customers. The deferred purchase price asset represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price asset is included in Other current assets on the Consolidated Balance Sheet. Upon final settlement of the program in March 2018, the outstanding deferred purchase price asset of $21 million was exchanged for previously sold trade accounts receivable.

The recorded net loss on sale of receivables for the quarter ended April 1, 2017 is included in Other income and expense and is not material.

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $43 million and $86 million remained outstanding under these programs as of March 31, 2018 and December 30, 2017, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on the sale of these receivables is included in Other income and expense and is not material.

Note 3 Goodwill and other intangible assets

RXBAR acquisition
In October 2017, the Company completed its acquisition of Chicago Bar Co., LLC, the manufacturer of RXBAR, for $600 million, or $596 million net of cash and cash equivalents. The purchase price was subject to certain working capital adjustments based on the actual working capital on the acquisition date compared to targeted amounts. These adjustments were finalized during the quarter ended March 31, 2018 and resulted in a purchase price reduction of $1 million. The acquisition was accounted for under the purchase price method and was financed with short-term borrowings.

For the quarter ended March 31, 2018, the acquisition added $51 million in net sales in the Company's North America Other reporting segment.

The assets and liabilities are included in the Consolidated Balance Sheet as of March 31, 2018 within the North America Other reporting segment. The acquired assets and assumed liabilities include the following:

(millions)	October 27, 2017
Current assets	$42
Goodwill	373
Intangible assets, primarily indefinite-lived brands	203
Current liabilities	(23)
$595

The amounts in the above table represent the allocation of purchase price as of March 31, 2018 and represent the finalization of the valuations for intangible assets, which resulted in a $2 million increase in amortizable intangible assets with a corresponding reduction of goodwill.

Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer lists, and indefinite-lived intangible assets, consisting of brands, are presented in the following tables:

Carrying amount of goodwill

(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 30, 2017	$3,568	$131	$82	$836	$414	$244	$229	$5,504
Purchase price allocation adjustment	—	—	—	(1)	—	—	—	(1)
Purchase price adjustment	—	—	—	(1)	—	—	—	(1)
Currency translation adjustment	—	—	—	(1)	10	3	—	12
March 31, 2018	$3,568	$131	$82	$833	$424	$247	$229	$5,514

Intangible assets subject to amortization

Gross carrying amount
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 30, 2017	$42	$8	$—	$22	$45	$74	$10	$201
Purchase price allocation adjustment	—	—	—	2	—	—	—	2
Currency translation adjustment	—	—	—	—	1	—	—	1
March 31, 2018	$42	$8	$—	$24	$46	$74	$10	$204

Accumulated Amortization
December 30, 2017	$22	$8	$—	$5	$18	$10	$4	$67
Amortization	1	—	—	—	1	1	—	3
Currency translation adjustment	—	—	—	—	—	—	—	—
March 31, 2018	$23	$8	$—	$5	$19	$11	$4	$70

Intangible assets subject to amortization, net
December 30, 2017	$20	$—	$—	$17	$27	$64	$6	$134
Purchase price allocation adjustment	—	—	—	2	—	—	—	2
Amortization	(1)	—	—	—	(1)	(1)	—	(3)
Currency translation adjustment	—	—	—	—	1	—	—	1
March 31, 2018	$19	$—	$—	$19	$27	$63	$6	$134
For intangible assets in the preceding table, amortization was $3 million and $2 million for the quarters ended March 31, 2018 and April 1, 2017, respectively. The currently estimated aggregate annual amortization expense for full-year 2018 is approximately $12 million.
Intangible assets not subject to amortization

(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 30, 2017	$1,625	$—	$—	$360	$434	$86	$—	$2,505
Purchase price allocation adjustment	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	11	—	—	11
March 31, 2018	$1,625	$—	$—	$360	$445	$86	$—	$2,516

Note 4 Investments in unconsolidated entities
In 2015, the Company acquired, for a final net purchase price of $418 million, a 50% interest in Multipro Singapore Pte. Ltd. (Multipro), a leading distributor of a variety of food products in Nigeria and Ghana and also obtained a call option to indirectly acquire 24.5% of an affiliated food manufacturing entity under common ownership based on a fixed multiple of future earnings as defined in the agreement (Purchase Option).

In January 2016, the Company formed a Joint Venture with Tolaram Africa to develop snacks and breakfast foods for the West African market. In connection with the formation, the Company contributed rights to indefinitely use the Company's brands for this market and these categories, including the Pringles brand. Accordingly, the Company recorded a contribution of $5 million of intangible assets not subject to amortization with a corresponding increase in the investments in unconsolidated entities during 2016, which represents the value attributed to the Pringles brand for this market.

The acquisition of the 50% interest is accounted for under the equity method of accounting.  The Purchase Option, is recorded at cost and has been monitored for impairment through March 31, 2018 with no impairment being required.  In July 2017, the Company received notification that the entity, through June 30, 2017, had achieved the level of earnings as defined in the agreement for the purchase option to become exercisable for a one year period.

See Note 14 Subsequent Events for additional information related to Multipro and the Purchase Option.
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

Total Projects
During the quarter ended March 31, 2018, the Company recorded total charges of $20 million across all restructuring and cost reduction activities. The charges were comprised of $13 million recorded in cost of goods sold (COGS) and a $7 million expense recorded in selling, general and administrative (SG&A) expense.
During the quarter ended April 1, 2017, the Company recorded total charges of $142 million across all restructuring and cost reduction activities. The charges were comprised of $13 million recorded in COGS, $125 million recorded in SG&A expense and $4 million recorded in other (income) expense, net (OIE).
Project K
Project K is expected to continue generating savings that may be invested in key strategic areas of focus for the business or utilized to achieve our growth initiatives.
The program’s focus is on strengthening existing businesses in core markets, increasing growth in developing and emerging markets, driving an increased level of value-added innovation, implementing a more efficient go-to-market model for certain businesses and creating a more efficient organizational design in several markets. Since inception, Project K has provided significant benefits and is expected to continue to provide a number of benefits in the future, including an optimized supply chain infrastructure, the implementation of global business services, a new global focus on categories, increased agility from a more efficient organization design, and improved effectiveness in go-to-market strategies.
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
The Company currently expects that total pre-tax charges related to Project K will impact reportable segments as follows: U.S. Snacks (approximately 34%), U.S. Morning Foods (approximately 17%), U.S. Specialty (approximately 1%), North America Other (approximately 13%), Europe (approximately 22%), Latin America (approximately 2%), Asia-Pacific (approximately 6%), and Corporate (approximately 5%).

Since the inception of Project K, the Company has recognized charges of $1,397 million that have been attributed to the program. The charges consist of $6 million recorded as a reduction of revenue, $807 million recorded in COGS, $721 million recorded in SG&A, and ($137 million) recorded in OIE.

The tables below provide the details for charges incurred during the quarters ended March 31, 2018 and April 1, 2017 and program costs to date for programs currently active as of March 31, 2018.

	Quarter ended		Program costs to date
(millions)	March 31, 2018	April 1, 2017	March 31, 2018
Employee related costs	$4	$107	$538
Pension curtailment (gain) loss, net	—	4	(137)
Asset related costs	4	10	273
Asset impairment	—	—	155
Other costs	12	21	568
Total	$20	$142	$1,397

	Quarter ended		Program costs to date
(millions)	March 31, 2018	April 1, 2017	March 31, 2018
U.S. Snacks	$6	$120	$509
U.S. Morning Foods	2	1	253
U.S. Specialty	—	—	21
North America Other	2	7	142
Europe	7	6	337
Latin America	2	1	29
Asia Pacific	—	1	87
Corporate	1	6	19
Total	$20	$142	$1,397
Employee related costs consist primarily of severance and related benefits. Pension curtailment (gain) loss consists of curtailment gains or losses that resulted from project initiatives. Asset related costs consist primarily of accelerated depreciation. Asset impairments were recorded for fixed assets that were determined to be impaired and were written down to their estimated fair value. Other costs consist of lease termination costs as well as third-party incremental costs related to the development and implementation of global business capabilities and a more efficient go-to-market model.
At March 31, 2018 total project reserves were $94 million, related to severance payments and other costs of which a substantial portion will be paid in 2018 and 2019. The following table provides details for exit cost reserves.

	Employee Related Costs	Pension curtailment (gain) loss, net	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 31, 2017	$97	$—	$—	$—	$63	$160
2018 restructuring charges	4	—	—	4	12	20
Cash payments	(28)	—	—	—	(54)	(82)
Non-cash charges and other	—	—	—	(4)	—	(4)
Liability as of March 31, 2018	$73	$—	$—	$—	$21	$94

Note 6 Equity
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were 6 million anti-dilutive potential common shares excluded from the reconciliation for the quarter ended March 31, 2018. There were 4 million anti-dilutive potential common shares excluded from the reconciliation for the quarter ended April 1, 2017, respectively.

Quarters ended March 31, 2018 and April 1, 2017:

(millions, except per share data)	Net income	Average shares outstanding	Earnings per share
2018
Basic	$444	346	$1.28
Dilutive potential common shares		2	(0.01)
Diluted	$444	348	$1.27
2017
Basic	$266	351	$0.76
Dilutive potential common shares		3	(0.01)
Diluted	$266	354	$0.75

In December 2017, the board of directors approved a new authorization to repurchase up to $1.5 billion of our common stock beginning in January 2018 through December 2019. As of March 31, 2018, $1.5 billion remains available under the authorization.
During the quarter ended March 31, 2018, the Company did not repurchase any shares of common stock. During the quarter ended April 1, 2017, the Company repurchased 2 million shares of common stock for a total of $125 million.
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

Reclassifications out of AOCI for the quarters ended March 31, 2018 and April 1, 2017, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended March 31, 2018	Quarter ended April 1, 2017
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$—	$(1)	COGS
Interest rate contracts	2	2	Interest expense
	$2	$1	Total before tax
	—	—	Tax expense (benefit)
	$2	$1	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$(1)	$1	OIE
	$(1)	$1	Total before tax
	—	—	Tax expense (benefit)
	$(1)	$1	Net of tax
Total reclassifications	$1	$2	Net of tax

Accumulated other comprehensive income (loss), net of tax, as of March 31, 2018 and December 30, 2017 consisted of the following:

(millions)	March 31, 2018	December 30, 2017
Foreign currency translation adjustments	$(1,377)	$(1,426)
Cash flow hedges — unrealized net gain (loss)	(59)	(61)
Postretirement and postemployment benefits:
Net experience loss	33	34
Prior service cost	(4)	(4)
Total accumulated other comprehensive income (loss)	$(1,407)	$(1,457)
Note 7 Debt
The following table presents the components of notes payable at March 31, 2018 and December 30, 2017:

	March 31, 2018		December 30, 2017
(millions)	Principal amount	Effective interest rate (a)	Principal amount	Effective interest rate (a)
U.S. commercial paper	$191	2.15%	$196	1.76%
Europe commercial paper	197	(0.31)%	96	(0.32)%
Bank borrowings	81		78
Total	$469		$370
(a) Negative effective interest rates on certain borrowings in Europe are the result of efforts by the European Central Bank to stimulate the economy in the eurozone.

The Company has entered into interest rate swaps with notional amounts totaling $1.4 billion, which effectively converts a portion of the associated U.S. Dollar Notes and Euro Notes from fixed rate to floating rate obligations. These derivative instruments are designated as fair value hedges. The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of March 31, 2018 were as follows: (a) seven-year 3.25% U.S. Dollar Notes due 2018 – 2.57%; (b) ten-year 4.15% U.S. Dollar Notes due 2019 – 3.51%; (c) ten-year 4.00% U.S. Dollar Notes due 2020 – 3.39%; (d) ten-year 3.125% U.S. Dollar Notes due 2022 – 3.97%; (e) ten-year 2.75% U.S. Dollar Notes due 2023 – 4.09%; (f) seven-year 2.65% U.S. Dollar Notes due 2023 – 3.47%; (g) eight-year

1.00% Euro Notes due 2024 – 0.75%; (h) ten-year 1.25% Euro Notes due 2025 - 1.28% and (i) ten-year 3.25% U.S. Notes due 2026 – 3.82%.
Note 8 Stock compensation
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, restricted stock units, and to a lesser extent, executive performance shares and restricted stock grants. The Company also sponsors a discounted stock purchase plan in the United States and matching-grant programs in several international locations. Additionally, the Company awards restricted stock to its outside directors. The interim information below should be read in conjunction with the disclosures included within the stock compensation footnote of the Company’s 2017 Annual Report on Form 10-K.
The Company classifies pre-tax stock compensation expense in COGS and SG&A expense principally within its Corporate segment. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended
(millions)	March 31, 2018	April 1, 2017
Pre-tax compensation expense	$17	$18
Related income tax benefit	$4	$6
As of March 31, 2018, total stock-based compensation cost related to non-vested awards not yet recognized was $130 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Stock options
During the quarters ended March 31, 2018 and April 1, 2017, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2017 Annual Report on Form 10-K.
Quarter ended March 31, 2018:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	14	$64
Granted	3	70
Exercised	(1)	57
Forfeitures and expirations	—	—
Outstanding, end of period	16	$65	6.9	$52
Exercisable, end of period	11	$63	5.9	$52
Quarter ended April 1, 2017:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	15	$62
Granted	2	73
Exercised	(1)	56
Forfeitures and expirations	—	—
Outstanding, end of period	16	$64	7.2	$147
Exercisable, end of period	11	$60	6.3	$140

The weighted-average grant date fair value of options granted was $10.00 per share and $10.14 per share for the quarters ended March 31, 2018 and April 1, 2017, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the quarter ended March 31, 2018:	18%	6.6	2.82%	3.00%
Grants within the quarter ended April 1, 2017:	18%	6.6	2.26%	2.80%
The total intrinsic value of options exercised was $10 million and $12 million for the quarters ended March 31, 2018 and April 1, 2017, respectively.
Performance shares
In the first quarter of 2018, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include adjusted net sales growth and total shareholder return (TSR) of the Company’s common stock relative to a select group of peer companies.
A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of adjusted net sales growth achievement. Compensation cost related to adjusted net sales growth performance is revised for changes in the expected outcome. The 2018 target grant currently corresponds to approximately 188,000 shares, with a grant-date fair value of $72 per share.
Based on the market price of the Company’s common stock at March 31, 2018, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	March 31, 2018
2016 Award	$17
2017 Award	$15
2018 Award	$24
The 2015 performance share award, payable in stock, was settled at 75% of target in February 2018 for a total dollar equivalent of $8 million.
Other stock-based awards
During the quarter ended March 31, 2018, the Company granted restricted stock units and a nominal number of restricted stock awards to eligible employees as presented in the following table. Terms of these grants and the Company’s method of determining grant-date fair value were consistent with that described within the stock compensation footnote in the Company’s 2017 Annual Report on Form 10-K.

Quarter ended March 31, 2018:

Employee restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	1,673	$65
Granted	635	64
Vested	(399)	59
Forfeited	(44)	67
Non-vested, end of period	1,865	$66
Quarter ended April 1, 2017:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	1,166	$63
Granted	629	67
Vested	(25)	55
Forfeited	(22)	64
Non-vested, end of period	1,748	$65
Note 9 Employee benefits
The Company sponsors a number of U.S. and foreign pension plans as well as other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2017 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.

Pension

	Quarter ended
(millions)	March 31, 2018	April 1, 2017
Service cost	$22	$25
Interest cost	42	41
Expected return on plan assets	(92)	(90)
Amortization of unrecognized prior service cost	2	2
Recognized net (gain) loss	(9)	3
Net periodic benefit cost	(35)	(19)
Curtailment (gain) loss	—	1
Total pension (income) expense	$(35)	$(18)
Other nonpension postretirement

	Quarter ended
(millions)	March 31, 2018	April 1, 2017
Service cost	$5	$5
Interest cost	9	9
Expected return on plan assets	(24)	(24)
Amortization of unrecognized prior service (gain)	(2)	(2)
Recognized net (gain) loss	—	(29)
Net periodic benefit cost	(12)	(41)
Curtailment loss	—	3
Total postretirement benefit (income) expense	$(12)	$(38)
Postemployment

	Quarter ended
(millions)	March 31, 2018	April 1, 2017
Service cost	$1	$1
Interest cost	—	1
Recognized net (gain) loss	(1)	1
Total postemployment benefit expense	$—	$3

During the quarter ended March 31, 2018, the Company recognized a gain of $9 million related to the remeasurement of a U.S. pension plan as current year distributions are expected to exceed service and interest costs resulting in settlement accounting for that particular plan. The amount of the remeasurement gain recognized during the quarter was due primarily to a favorable change in the discount rate relative to prior year end.

During the quarter ended April 1, 2017, the Company recognized curtailment losses of $1 million and $3 million within pension and nonpension postretirement plan, respectively, in conjunction with Project K restructuring activity. In addition, the Company remeasured the benefit obligation for impacted pension and nonpension postretirement plans. The remeasurement resulted in a mark-to-market loss of $3 million on a pension plan due primarily to a lower discount rate and a $29 million gain on a nonpension postretirement plan primarily due to plan asset investment returns slightly mitigated by the impact of a lower discount rate.

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
March 31, 2018	$15	$4	$19
April 1, 2017	$21	$3	$24
Full year:
Fiscal year 2018 (projected)	$24	$13	$37
Fiscal year 2017 (actual)	$31	$13	$44

Actual 2018 contributions could be different from current projections, as influenced by potential discretionary funding of our benefit trusts versus other competing investment priorities.

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
Note 10 Income taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code including but not limited to, reducing the corporate tax rate from 35% to 21%, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may be electively paid over eight years, and accelerating first year expensing of certain capital expenditures.

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

The transition tax is on previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. In order to determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. The Company's estimate was unchanged during the first quarter of 2018. The Company is awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information in order to finalize calculations and complete the accounting for the transition tax liability.

In addition to the transition tax, the Tax Act introduced a territorial tax system, which was effective beginning in 2018. The territorial tax system will impact the Company’s overall global capital and legal entity structure, working capital, and repatriation plan on a go-forward basis. In light of the territorial tax system, and other new international provisions within the Tax Act effective beginning in 2018, the Company is currently analyzing its global capital and legal entity structure, working capital requirements, and repatriation plans. Based on the Company's analysis of the territorial tax system and other new international tax provisions as of March 31, 2018, the Company continues to support the assertion to indefinitely reinvest $2.6 billion of accumulated foreign earnings and profits in Europe and other non-U.S. jurisdictions. As a result, as a reasonable provisional estimate, the Company did not record any new deferred tax liabilities associated with the territorial tax system or any changes to the indefinite reinvestment assertion. Further, it is impracticable for the Company to estimate any future tax costs for any unrecognized deferred tax liabilities associated with its indefinite reinvestment assertion as of March 31, 2018, because the actual tax liability, if any, would be dependent on complex analysis and calculations considering various tax laws, exchange rates, circumstances existing when a repatriation, sale, or liquidation occurs, or other factors. If there are any changes to our indefinite reinvestment assertion as a result of finalizing our assessment of the new Tax Act, the Company will adjust its provisional estimates, record, and disclose any tax impacts in the appropriate period, pursuant to SAB 118.

The consolidated effective tax rate for the quarter ended March 31, 2018 was 13% as compared to 14% in the same quarter of the prior year. The effective tax rate for the quarter ended March 31, 2018 benefited from a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring as well as the reduction in the U.S. corporate tax rate effective at the beginning of 2018. These impacts were mitigated somewhat by an increased weighting of taxable income in higher tax rate jurisdictions versus the prior year. The effective tax rate for the quarter ended April 1, 2017 benefited from a deferred tax benefit of $38 million resulting from intercompany transfers of intellectual property.

As of March 31, 2018, the Company classified $10 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $6 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the quarter ended March 31, 2018; $50 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 30, 2017	$60
Tax positions related to current year:
Additions	2
Reductions	—
Tax positions related to prior years:
Additions	1
Reductions	—
Settlements	—
Lapse in statute of limitations	—
March 31, 2018	$63

The accrual balance for tax-related interest was approximately $24 million at March 31, 2018.
Note 11 Derivative instruments and fair value measurements
The Company is exposed to certain market risks such as changes in interest rates, foreign currency exchange rates, and commodity prices, which exist as a part of its ongoing business operations. Management uses derivative and nonderivative financial instruments and commodity instruments, including futures, options, and swaps, where appropriate, to manage these risks. Instruments used as hedges must be effective at reducing the risk associated with the exposure being hedged.
The Company designates derivatives and nonderivative hedging instruments as cash flow hedges, fair value hedges, net investment hedges, and uses other contracts to reduce volatility in interest rates, foreign currency and commodities. As a matter of policy, the Company does not engage in trading or speculative hedging transactions.

Total notional amounts of the Company’s derivative instruments as of March 31, 2018 and December 30, 2017 were as follows:

(millions)	March 31, 2018	December 30, 2017
Foreign currency exchange contracts	$1,277	$2,172
Cross-currency contracts	736	—
Interest rate contracts	1,710	2,250
Commodity contracts	550	544
Total	$4,273	$4,966
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at March 31, 2018 and December 30, 2017, measured on a recurring basis.
Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market. For the Company, level 1 financial assets and liabilities consist primarily of commodity derivative contracts.
Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. For the Company, level 2 financial assets and liabilities consist of interest rate swaps, cross-currency swaps and over-the-counter commodity and currency contracts.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of March 31, 2018 or December 30, 2017.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of March 31, 2018 and December 30, 2017:
Derivatives designated as hedging instruments

	March 31, 2018			December 30, 2017
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Liabilities:
Cross-currency contracts:
Other Liabilities		$(8)	$(8)
Interest rate contracts:
Other liabilities (a)	—	(32)	(32)	—	(54)	(54)
Total liabilities	$—	$(40)	$(40)	$—	$(54)	$(54)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $1.4 billion and $2.3 billion as of March 31, 2018 and December 30, 2017, respectively.

Derivatives not designated as hedging instruments

	March 31, 2018			December 30, 2017
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other prepaid assets	$—	$9	$9	$—	$10	$10
Commodity contracts:
Other prepaid assets	5	—	5	6	—	6
Total assets	$5	$9	$14	$6	$10	$16
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(6)	$(6)	$—	$(14)	$(14)
Commodity contracts:
Other current liabilities	(7)	—	(7)	$(7)	$—	$(7)
Total liabilities	$(7)	$(6)	$(13)	$(7)	$(14)	$(21)
The Company has designated its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $2.8 billion and $2.7 billion as of March 31, 2018 and December 30, 2017, respectively.

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of March 31, 2018 and December 30, 2017.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		March 31, 2018	December 30, 2017	March 31, 2018	December 30, 2017
Interest rate contracts	Current maturities of long-term debt	$401	$402	$1	$2
Interest rate contracts	Long-term debt	$3,406	$3,481	$(53)	$(22)
(a) The current maturities of hedged long-term debt includes $1 million and $2 million of hedging adjustment on discontinued hedging relationships as of March 31, 2018 and December 30, 2017, respectively. The hedged long-term debt includes $(20) million and $32 million of hedging adjustment on discontinued hedging relationships as of March 31, 2018 and December 30, 2017, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of March 31, 2018 and December 30, 2017 would be adjusted as detailed in the following table:

As of March 31, 2018:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$14	$(12)	$—	$2
Total liability derivatives	$(53)	$12	$30	$(11)

As of December 30, 2017:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$16	$(15)	$—	$1
Total liability derivatives	$(75)	$15	$37	$(23)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended March 31, 2018 and April 1, 2017 was as follows:

Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Foreign currency denominated long-term debt	$(73)	$(25)	$—	$—
Cross-currency contracts	(8)	—	3	—	Other income (expense), net
Total	$(81)	$(25)	$3	$—
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		March 31, 2018	April 1, 2017
Foreign currency exchange contracts	COGS	$3	$(9)
Foreign currency exchange contracts	Other income (expense), net	(4)	(5)
Foreign currency exchange contracts	SG&A	1	—
Commodity contracts	COGS	5	(13)
Commodity contracts	SG&A	—	1
Total		$5	$(26)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended March 31, 2018 and April 1, 2017:

	March 31, 2018	April 1, 2017
(millions)	Interest Expense	COGS	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$69	$2,088	$61
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	32	—	9
Derivatives designated as hedging instruments	(28)	—	(4)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(2)	—	(2)
Foreign exchange contracts:
Amount of gain (loss) reclassified from AOCI into income	—	1	—
During the next 12 months, the Company expects $7 million of net deferred losses reported in AOCI at March 31, 2018 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on March 31, 2018 was $39 million. If the credit-risk-related contingent features were triggered as of March 31, 2018, the Company would be required to post additional collateral of $23 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of March 31, 2018 triggered by credit-risk-related contingent features.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $8.1 billion and $7.9 billion, respectively, as of March 31, 2018.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of March 31, 2018, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of March 31, 2018, the Company posted $16 million related to reciprocal collateralization agreements. As of March 31, 2018 the Company posted $14 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 21% of consolidated trade receivables at March 31, 2018.
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
The Company manages its operations through ten operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. The reportable segments are discussed in greater detail below.
The U.S. Snacks operating segment includes cookies, crackers, cereal bars, savory snacks and fruit-flavored snacks.
U.S. Morning Foods includes primarily cereal and toaster pastries.
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
The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Intercompany transactions between operating segments were insignificant in all periods presented. Certain immaterial reclassifications have been made to the prior year amounts to conform with current year presentation.

	Quarter ended
(millions)	March 31, 2018	April 1, 2017
Net sales
U.S. Snacks	$762	$795
U.S. Morning Foods	691	708
U.S. Specialty	398	393
North America Other	479	392
Europe	587	513
Latin America	232	220
Asia Pacific	252	227
Consolidated	$3,401	$3,248
Operating profit
U.S. Snacks	$102	$(36)
U.S. Morning Foods	150	157
U.S. Specialty	80	96
North America Other	67	49
Europe	74	66
Latin America	22	33
Asia Pacific	27	22
Total Reportable Segments	522	387
Corporate	(12)	(107)
Consolidated	$510	$280
Supplemental product information is provided below for net sales to external customers:

	Quarter ended
(millions)	March 31, 2018	April 1, 2017
Snacks	$1,775	$1,717
Cereal	1,351	1,298
Frozen	275	233
Consolidated	$3,401	$3,248

Note 13 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	March 31, 2018 (unaudited)	December 30, 2017
Trade receivables	$1,459	$1,250
Allowance for doubtful accounts	(11)	(10)
Refundable income taxes	26	23
Other receivables	127	126
Accounts receivable, net	$1,601	$1,389
Raw materials and supplies	$335	$333
Finished goods and materials in process	879	884
Inventories	$1,214	$1,217
Property	$9,471	$9,366
Accumulated depreciation	(5,758)	(5,650)
Property, net	$3,713	$3,716
Pension	$290	$252
Deferred income taxes	254	246
Other	536	529
Other assets	$1,080	$1,027
Accrued income taxes	$65	$30
Accrued salaries and wages	199	311
Accrued advertising and promotion	597	582
Other	547	551
Other current liabilities	$1,408	$1,474
Income taxes payable	$192	$192
Nonpension postretirement benefits	39	40
Other	352	373
Other liabilities	$583	$605

Note 14 Subsequent Event

On May 2, 2018, the Company (i) acquired additional ownership in Multipro, a leading distributor of a variety of food products in Nigeria and Ghana, and (ii) exercised its call option (Purchase Option) to acquire an ownership interest in Tolaram Africa Foods, PTE LTD (TAF), one of the holding companies of an affiliated food manufacturing entity under common ownership. The aggregate consideration paid was approximately $420 million and was funded through cash on hand and short-term borrowings.

As a result of the Company’s additional ownership in Multipro as well as certain concurrent changes to the shareholders’ agreement, the assets and liabilities of Multipro will be included in the Consolidated Balance Sheet and the results of its operations will be included in the Consolidated Statement of Income subsequent to the acquisition date. The major classes of assets and liabilities of Multipro are expected to be net working capital (deficit), property, intangible assets (amortizable and non-amortizable), non-controlling interests and goodwill.

The consideration paid for the exercise of the call option in TAF, together with the existing cost value of the Purchase Option, will be (i) evaluated for impairment and (ii) accounted for under the equity method of accounting subsequent to the acquisition date. Any difference between the amount paid and the underlying equity in net assets will be identified and amortized over future periods, as appropriate.

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

Segments
We manage our operations through ten operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. We report results of operations in the following reportable segments: U.S. Snacks: U.S. Morning Foods; U.S. Specialty; North America Other; Europe; Latin America; and Asia Pacific. The reportable segments are discussed in greater detail in Note 12 within Notes to Consolidated Financial Statements.

Restatement of 2017 financial statements
Financial statements for 2017 were restated to reflect changes in accounting standards that were adopted on a retrospective basis, as well as product transfer between reportable segments.

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

Non-GAAP financial measures used include currency-neutral and organic net sales, currency-neutral adjusted operating profit, currency-neutral adjusted diluted EPS, and cash flow. We determine currency-neutral results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. These non-GAAP financial measures may not be comparable to similar measures used by other companies.

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

•
Currency-neutral adjusted: gross profit, gross margin, SG&A, SG&A%, operating profit, operating profit margin, net income, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of Project K and cost reduction activities, mark-to-market adjustments for pension plans, commodities and certain foreign currency contracts, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, such as Project K, ZBB, and Revenue Growth Management, to assess performance of newly acquired businesses, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•
Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of Project K and cost reduction activities, mark-to-market adjustments for pension plans, commodities and certain foreign currency contracts. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market benefit of $39 million and a pre-tax mark-to-market charge of $21 million for the quarter ended March 31, 2018 and April 1, 2017, respectively. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $25 million and $1 million for the quarter ended March 31, 2018 and April 1, 2017, respectively.

Project K and cost reduction activities
Project K continued generating savings used to invest in key strategic areas of focus for the business. We recorded pre-tax charges related to this program of $20 million and $142 million for the quarter ended March 31, 2018 and April 1, 2017, respectively.

See the Restructuring and cost reduction activities section for more information.

Acquisitions
In October of 2017, the Company acquired Chicago Bar Company LLC, manufacturer of RXBAR, a high protein snack bar made of simple ingredients. In our North America Other reportable segment, for the quarter ended March 31, 2018 the acquisition added $51 million in net sales that impacted the comparability of our reported results.

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

Financial results
For the quarter ended March 31, 2018, our reported net sales improved by 4.7% due primarily to the RXBAR acquisition in North America Other, favorable foreign currency translation, and improved business delivery. These impacts were partially offset by the previously announced list-price adjustments and other impacts in U.S. Snacks related to its transition from DSD. Currency-neutral net sales increased 2.2% after eliminating the impact foreign currency. Organic net sales increased 0.6% from the prior year after excluding RXBAR results.

First quarter reported operating profit and operating profit margin increased versus the year-ago quarter, driven by productivity savings and higher net sales, as well as by significantly lower restructuring charges and favorable mark-to-market impacts year-on-year. Operating profit and operating profit margin both increased on a currency-neutral adjusted basis, as well, owing to the higher sales growth and strong productivity savings related to the Project K restructuring program. These savings, driven primarily by last summer's exit and elimination of overhead from its U.S. Snacks segment's Direct Store Delivery system, more than offset a substantial year-on-year increase in advertising and promotion investment, as well as various cost pressures, including a significant rise in freight costs.

Reported diluted EPS of $1.27 for the quarter was up 69% compared to the prior year of $.75 due to lower restructuring charges, favorable mark-to-market adjustments, favorable currency translation, a lower effective tax rate and improved business delivery. Currency-neutral adjusted diluted EPS of $1.19 increased by 11% compared to prior year of $1.07, after excluding the impact of mark-to-market, restructuring, and foreign currency.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended
Consolidated results (dollars in millions, except per share data)	March 31, 2018	April 1, 2017
Reported net income	$444	$266
Mark-to-market (pre-tax)	39	(21)
Project K and cost reduction activities (pre-tax)	(20)	(142)
Income tax impact applicable to adjustments, net*	(3)	50
Foreign currency impact	13
Currency-neutral adjusted net income	$415	$379
Reported diluted EPS	$1.27	$0.75
Mark-to-market (pre-tax)	0.11	(0.06)
Project K and cost reduction activities (pre-tax)	(0.06)	(0.40)
Income tax impact applicable to adjustments, net*	(0.01)	0.14
Foreign currency impact	0.04
Currency-neutral adjusted diluted EPS	$1.19	$1.07
Currency-neutral adjusted diluted EPS growth	11.2%
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the first quarter of 2018 versus 2017:

Quarter ended March 31, 2018
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$762	$691	$398	$479	$587	$232	$252	$—	$3,401
Foreign currency impact	—	—	—	5	62	4	11	—	82
Currency-neutral net sales	$762	$691	$398	$474	$525	$228	$241	$—	$3,319
Acquisitions/divestitures	—	—	—	51	—	—	—	—	51
Organic net sales	$762	$691	$398	$423	$525	$228	$241	$—	$3,268

Quarter ended April 1, 2017
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$795	$708	$393	$392	$513	$220	$227	$—	$3,248

% change - 2018 vs. 2017:
Reported growth	(4.1)%	(2.4)%	1.3%	22.1%	14.4%	5.3%	11.0%	—%	4.7%
Foreign currency impact	—%	—%	—%	1.2%	12.2%	2.0%	4.8%	—%	2.5%
Currency-neutral growth	(4.1)%	(2.4)%	1.3%	20.9%	2.2%	3.3%	6.2%	—%	2.2%
Acquisitions/divestitures	—%	—%	—%	13.1%	—%	—%	—%	—%	1.6%
Organic growth	(4.1)%	(2.4)%	1.3%	7.8%	2.2%	3.3%	6.2%	—%	0.6%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended March 31, 2018
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$102	$150	$80	$67	$74	$22	$27	$(12)	$510
Mark-to-market	—	—	—	—	—	—	—	30	30
Project K and cost reduction activities	(6)	(2)	—	(2)	(7)	(2)	—	(1)	(20)
Foreign currency impact	—	—	—	—	8	1	1	1	11
Currency-neutral adjusted operating profit	$108	$152	$80	$69	$73	$23	$26	$(42)	$489

Quarter ended April 1, 2017
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$(36)	$157	$96	$49	$66	$33	$22	$(107)	$280
Mark-to-market	—	—	—	—	—	—	—	(47)	(47)
Project K and cost reduction activities	(120)	(1)	—	(7)	(6)	(1)	(1)	(2)	(138)
Adjusted operating profit	$84	$158	$96	$56	$72	$34	$23	$(58)	$465

% change - 2018 vs. 2017:
Reported growth	382.7%	(4.8)%	(16.2)%	36.6%	11.8%	(33.0)%	25.6%	88.2%	81.7%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	59.6%	35.3%
Project K and cost reduction activities	353.8%	(0.9)%	—%	14.3%	0.1%	(2.4)%	3.6%	0.3%	38.9%
Foreign currency impact	—%	—%	—%	0.9%	10.6%	2.2%	4.7%	2.1%	2.4%
Currency-neutral adjusted growth	28.9%	(3.9)%	(16.2)%	21.4%	1.1%	(32.8)%	17.3%	26.2%	5.1%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Snacks
This segment consists of crackers, cookies, savory snacks, wholesome snacks and fruit-flavored snacks.

As reported and Currency-neutral net sales were 4.1% lower versus the comparable quarter due primarily to price/mix as a result of the year on year impact of list-price adjustments and rationalization of stock-keeping units related to the DSD exit during the second half of 2017. These impacts were partially offset by offset by improved performance by key brands.

All of our ex-DSD categories experienced year over year gains in velocity during the first quarter, as we now have a stronger set of SKUs on the shelf which are being supported with sufficient brand-building.

The Big 3 crackers brands (Cheez-it, Club and Townhouse) collectively returned to consumption and share growth during the first quarter of 2018. Pringles, which was never in DSD, grew both consumption and share during the first quarter as a result of our successful flavor-stacking campaign, involving both media and in-store activation.

As reported operating profit increased significantly due to lower Project K restructuring charges and overhead reductions in conjunction with our DSD transition partially offset by a significant increase in brand investment. Currency-neutral adjusted operating profit increased 29% after excluding the impact of restructuring charges.

U.S. Morning Foods
This segment consists of cereal and toaster pastries. As reported and Currency-neutral net sales declined 2.4% as a result of decreased volume partially offset by favorable pricing/mix.

Despite heavy competitor promotion that held back our performance in kid-oriented brands, a focus on food news and brand communication in the adult-oriented Health & Wellness segment helped moderate our declines from

2017. Special K returned to consumption and share growth during the first quarter as a result of communication around its new inner-strength positioning. Similarly, Mini-Wheats, Raisin Bran, and Rice Krispies all started to improve their trends during the quarter as we renewed communication about their key wellness attributes.

As reported operating profit decreased 4.8% due to higher restructuring charges and lower net sales. Currency-neutral adjusted operating profit decreased 3.9% after excluding restructuring charges.

U.S. Specialty
This segment is comprised of sales of most of our brands through channels such as foodservice, convenience stores, vending, and others. As reported and Currency-neutral net sales improved 1.3% as a result of higher volume and improved pricing/mix.

The Vending, Convenience, and Girls Scouts channels posted strong growth. Foodservice posted a modest decline against a strong first quarter of 2017.

As Reported operating profit and Currency-neutral adjusted operating profit decreased 16.2% due to a revised allocation of costs between U.S. operating segments.

North America Other
This segment is composed of our U.S. Frozen Foods, Kashi Company, Canada, and RXBAR businesses.

As reported net sales increased 22.1% due to the RXBAR acquisition, higher volume, favorable pricing/mix, and favorable foreign currency. Currency-neutral net sales increased 20.9% after excluding the impact of foreign currency. Organic net sales increased 7.8% from the prior year after excluding RXBAR results, led by growth momentum in U.S. Frozen Foods.

RXBAR consumption and share grew as we continued to expand distribution of core bars.

The U.S. Frozen business reported increased net sales on higher volume and favorable price/mix. Eggo and Morningstar Farms both grew share and consumption during the quarter, benefiting from renovated food and packaging, new innovations, and a focus on core offerings.

As Reported operating profit increased 36.6% due to lower restructuring charges, Project K and ZBB savings and favorable foreign currency. Currency-neutral adjusted operating profit increased 21.4% after excluding the impact of restructuring charges and foreign currency.

Europe
As Reported net sales increased 14.4% due to favorable foreign currency and higher volume partially offset by unfavorable pricing/mix. Currency-neutral net sales and Organic net sales increased 2.2% after excluding the impact of foreign currency, as the impact of sales growth and productivity savings more than offset the effect of a significant increase in brand investment.

Growth was led by Pringles, which lapped year-ago promotional disruptions in some markets. Pringles continued to grow across the region, well beyond the markets that experienced last year's disruption.

Cereal currency-neutral net sales declined modestly due to softness in Northern Europe, but trends continue to improve. The U.K. cereal business grew consumption and share during the quarter, continuing its improving trend with growth in several brands.

Additionally, emerging markets were also a driver of Europe's growth in both cereal and snacks, led by Egypt and Russia.

As reported operating profit increased 11.8% due primarily to favorable foreign currency. Currency-neutral adjusted operating profit increased 1.1% after excluding the impact of restructuring charges and foreign currency.

Latin America
As reported net sales improved 5.3% due to increased volume, favorable pricing/mix and favorable foreign currency. Currency-neutral net sales increased 3.3% after excluding the impact of foreign currency.

Mexico posted its eighth straight quarter of organic net sales growth, growing consumption and share in cereal, while snacks growth was led by Pringles. Mercosur posted double-digit growth driven by cereal, Pringles, and Parati. We continue to leverage Parati's presence and expertise in high-frequency stores.

Caribbean/Central America declines moderated sequentially in the first quarter despite post-hurricane store closings in Puerto Rico.

As reported operating profit and Currency-neutral adjusted operating profit decreased 33%, primarily due to the expected negative impact of transactional currency exchange on cost of goods sold. We expect this impact is isolated to the first quarter. The positive impact of foreign currency translation was mostly offset by the higher restructuring charges.

Asia Pacific
As reported net sales improved 11.0% due to higher volume and favorable foreign currency partially offset by unfavorable price/mix. Currency-neutral net sales increased 6.2%, after excluding the impact of foreign currency.

Cereal and wholesome snacks businesses experienced growth across Asia and Africa, including double-digit growth in India, South East Asia, and Korea. To achieve this growth, we are executing our emerging market cereal category development model: leveraging the Kellogg master brand, launching affordable and locally relevant innovation, offering the right price/pack combination across retail channels, and expanding the quantity and quality of our distribution.

Our Pringles business posted double-digit growth for the quarter in Asia Pacific. We continue to expand product offerings in certain markets while launching new pack-formats in others, extending the brand's distribution reach.

Australia, our largest market in the region, posted share gains during the quarter, continuing its stabilization trend.

As reported operating profit increased 25.6% due to higher net sales, lower restructuring charges, and productivity and brand-building efficiencies as a result of Project K and ZBB initiatives, partially offset by a double-digit increase in brand building. Currency-neutral adjusted operating profit improved 17.3% after excluding the impact of restructuring and foreign currency.

Outside of our reported results, our joint ventures in West Africa and China continued to perform extremely well. Double-digit growth was driven by strong noodles volume in West Africa and by e-commerce sales in China.

Corporate
As reported operating profit increased $95 million due primarily to the favorable impact of year on year mark-to-market costs. Currency-neutral adjusted operating profit improved $16 million after excluding the impact of mark-to-market, restructuring charges, and foreign currency.

Margin performance
Margin performance for the quarter and year-to-date periods of 2018 versus 2017 is as follows:

Quarter	2018	2017	Change vs. prior year (pts.)
Reported gross margin (a)	36.8%	35.7%	1.1
Mark-to-market (COGS)	0.9%	(1.4)%	2.3
Project K and cost reduction activities (COGS)	(0.4)%	(0.4)%	—
Foreign currency impact	—%	—%	—
Currency-neutral adjusted gross margin	36.3%	37.5%	(1.2)
Reported SG&A%	(21.8)%	(27.1)%	5.3
Mark-to-market (SG&A)	—%	(0.1)%	0.1
Project K and cost reduction activities (SG&A)	(0.2)%	(3.8)%	3.6
Foreign currency impact	—%	—%	—
Currency-neutral adjusted SG&A%	(21.6)%	(23.2)%	1.6
Reported operating margin	15.0%	8.6%	6.4
Mark-to-market	0.9%	(1.5)%	2.4
Project K and cost reduction activities	(0.6)%	(4.2)%	3.6
Foreign currency impact	—%	—%	—
Currency-neutral adjusted operating margin	14.7%	14.3%	0.4
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

Reported gross margin for the quarter was favorable 110 basis points due primarily to productivity savings as a result of Project K restructuring initiatives and favorable mark-to-market adjustments, partially offset by the impact of U.S. Snacks transition out of DSD distribution and a substantial year-over-year increase in freight costs. The former reflects the elimination of the list price premium, as DSD services are no longer provided, and the inclusion of logistics costs in COGS in a warehouse distribution model. Logistics costs were expensed to SG&A in the DSD model. Currency-neutral adjusted gross margin was unfavorable 120 basis points compared to the first quarter of 2017 after eliminating the impact of mark-to-market and restructuring.

Reported SG&A% for the quarter was favorable 530 basis points due primarily to overhead savings realized from Project K and lower Project K restructuring charges. Currency-neutral adjusted SG&A% was favorable 160 basis points after excluding the impact of restructuring and mark-to-market

Reported operating margin for the quarter was favorable 640 basis points due to significantly lower restructuring charges, favorable market-to-market and foreign currency impacts, as well as productivity savings from Project K restructuring, which includes this year's exit from its U.S. Snacks segment's Direct Store Delivery sales and delivery system. These savings more than offset a substantial year-over-year increase in advertising and promotion investment. Currency-neutral adjusted operating margin was favorable 40 basis points after excluding the impact of mark-to-market, restructuring, and foreign currency.

Our currency-neutral adjusted gross profit, currency-neutral adjusted SG&A, and currency-neutral adjusted operating profit measures are reconciled to the directly comparable GAAP measures as follows:

	Quarter ended
(dollars in millions)	March 31, 2018	April 1, 2017
Reported gross profit (a)	$1,252	$1,160
Mark-to-market (COGS)	30	(45)
Project K and cost reduction activities (COGS)	(13)	(13)
Foreign currency impact	29	—
Currency-neutral adjusted gross profit	1,206	1,218
Reported SG&A	$742	$880
Mark-to-market (SG&A)	—	2
Project K and cost reduction activities (SG&A)	7	125
Foreign currency impact	18	—
Currency-neutral adjusted SG&A%	717	753
Reported operating profit	$510	$280
Mark-to-market	30	(47)
Project K and cost reduction activities	(20)	(138)
Foreign currency impact	11	—
Currency-neutral adjusted operating profit	489	465

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

Project K
Project K is expected to continue generating savings that may be invested in key strategic areas of focus for the business to drive future growth or utilized to achieve our growth initiatives.
The program’s focus is on strengthening existing businesses in core markets, increasing growth in developing and emerging markets, driving an increased level of value-added innovation, implementing a more efficient go-to-market model for certain businesses and creating a more efficient organizational design in several markets. Since inception, Project K has provided significant benefits and is expected to continue to provide a number of benefits in the future, including an optimized supply chain infrastructure, the implementation of global business services, a new global focus on categories, increased agility from a more efficient organization design, and improved effectiveness in go-to-market models.
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
We also expect that the project will have an impact on our consolidated effective income tax rate during the execution of the project due to the timing of charges being taken in different tax jurisdictions. The impact of this project on our consolidated effective income tax rate will be excluded from the adjusted income tax rate that will be disclosed on a quarterly basis.
We will complete the implementation of Project K in 2018, with annual savings expected to increase through 2019. Project charges, after-tax cash costs and annual savings remain in line with expectations.
Refer to Note 5 within Notes to Consolidated Financial Statements for further information related to Project K and other restructuring activities.

Foreign currency translation
The reporting currency for our financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses and revenues are denominated in currencies other than the U.S. dollar, including the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Russian ruble, Brazilian Real, and Nigerian Naira. To prepare our consolidated financial statements, we must translate those assets, liabilities, expenses and revenues into U.S. dollars at the applicable exchange rates. As a result, increases and decreases in the value of the U.S. dollar against these other currencies will affect the amount of these items in our consolidated financial statements, even if their value has not changed in their original currency. This could have a significant impact on our results if such increase or decrease in the value of the U.S. dollar is substantial.

Interest expense
For the quarters ended March 31, 2018 and April 1, 2017, interest expense was $69 million and $61 million, respectively. The increase from the comparable prior year period is due to higher interest rates on floating rate debt as well as Senior Notes issued in November 2017 in conjunction with our acquisition of the RXBAR business.
Income taxes
Our reported effective tax rate for the quarters ended March 31, 2018 and April 1, 2017 was 13% and 14%, respectively. For the quarter ended March 31, 2018, the effective tax rate benefited from a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring, as well as the reduction in the U.S. corporate tax rate effective at the beginning of 2018. These impacts were mitigated somewhat by an increased weighting of taxable income in higher tax rate jurisdictions versus the prior year. The effective tax rate for the quarter ended April 1, 2017, benefited from a deferred tax benefit of $38 million resulting from the intercompany transfer of intellectual property.

The adjusted effective income tax rate for the quarters ended March 31, 2018 and April 1, 2017 was 13% and 20%, respectively. The decrease from the comparable prior year quarter is due primarily to the reduction in the U.S. corporate tax rate.

For the full year 2018, we currently expect the effective income tax rate to be approximately 20-21%. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory rates. Additionally, the rate could be impacted by tax legislation and if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

The following table provides a reconciliation of as reported to adjusted income taxes and effective tax rate for the quarters ended March 31, 2018 and April 1, 2017.

	Quarter ended
Consolidated results (dollars in millions)	March 31, 2018	April 1, 2017
Reported income taxes	$67	$43
Mark-to-market	7	(4)
Project K and cost reduction activities	(4)	(46)
Adjusted income taxes	64	93
Reported effective income tax rate	13.1%	14.0%
Mark-to-market	0.5%	(0.2)%
Project K and cost reduction activities	(0.3)%	(5.5)%
Adjusted effective income tax rate	12.9%	19.7%

Investments in Unconsolidated entities
After-tax earnings from unconsolidated entities for the quarter ended March 31, 2018 decreased to less than $1 million loss compared to prior year income of $2 million. The decrease was driven by increased advertising and promotional activities in one of our joint ventures within the all other unconsolidated entities.  Net sales attributable to our share of the unconsolidated entities were approximately $104 million for Multipro and approximately $7 million for all other unconsolidated entities.
The components of our unconsolidated entities’ net sales growth for first quarter of 2018 versus 2017 are shown in the following table:

	Multipro	Other	Total unconsolidated entities
Contributions from volume growth (a)	26.4%	55.9%	27.1%
Net price realization and mix	(4.5)	(23.2)	(4.6)
Currency-neutral adjusted growth	21.9	32.7	22.5
Foreign currency impact	(0.1)	5.6	0.3
Reported net sales growth	21.8%	38.3%	22.8%
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

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  In addition, we have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments.  These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.2 billion and $1.6 billion as of March 31, 2018 and April 1, 2017, respectively.

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

The following table sets forth a summary of our cash flows:

	Quarter ended
(millions)	March 31, 2018	April 1, 2017
Net cash provided by (used in):
Operating activities	$228	$(34)
Investing activities	(131)	114
Financing activities	(38)	(77)
Effect of exchange rates on cash and cash equivalents	30	15
Net increase (decrease) in cash and cash equivalents	$89	$18

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the quarter ended March 31, 2018, totaled $228 million, an increase of $262 million over the same period in 2017, as restated, due primarily to the termination of our accounts receivable securitization program at the end of 2017. Collections of deferred purchase price on securitized trade receivables totaled $245 million in the quarter ended April 1, 2017 versus zero in the current quarter.
After-tax Project K cash payments were $66 million and $37 million for the quarters ended March 31, 2018 and April 1, 2017, respectively.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), is approximately negative 6 days and zero days for the 12 month periods ended March 31, 2018 and April 1, 2017, respectively. Compared with the 12 month period ended April 1, 2017, the 2018 cash conversion cycle was positively impacted by an increase in the days of trade payables outstanding attributable to a supplier financing initiative.
Our pension and other postretirement benefit plan contributions amounted to $19 million and $24 million for the quarters ended March 31, 2018 and April 1, 2017, respectively. For the full year 2018, we currently expect that our contributions to pension and other postretirement plans will total approximately $37 million. Actual 2018 contributions could be different from our current projections, as influenced by potential discretionary funding of our benefit trusts versus other competing investment priorities.
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

	Quarter ended
(millions)	March 31, 2018	April 1, 2017
Net cash provided by operating activities	$228	$(34)
Additions to properties	(132)	(130)
Cash flow	$96	$(164)

Investing activities
Our net cash used in investing activities totaled $131 million for the quarter ended March 31, 2018 compared to cash provided of $114 million in the same period of 2017, as restated. The decrease from the prior year was primarily due to the impact of collections of deferred purchase price on securitized trade receivables during the first quarter of 2017. This program was terminated at the end of 2017.
Financing activities
Our net cash used in financing activities for the quarter ended March 31, 2018 totaled $38 million compared to $77 million in the same period of 2017. The difference is due to common stock repurchases of $125 million during the first quarter of 2017 mitigated somewhat by lower proceeds from net issuance of notes payable during the first quarter of 2018 versus 2017.

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

In December 2017, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares beginning in 2018 through December 2019. We did not repurchase shares during the quarter ended March 31, 2018 as we weighed several investment alternatives, including additional investments in West Africa and discretionary pension contributions. Total purchases for the quarter ended April 1, 2017, were 2 million shares for $125 million.

We paid cash dividends of $187 million in the quarter ended March 31, 2018, compared to $182 million during the same period in 2017. The increase in dividends paid reflects our third quarter 2017 increase in the quarterly dividend to $.54 per common share from the previous $.52 per common share. In April 2018, the board of directors declared a dividend of $.54 per common share, payable on June 15, 2018 to shareholders of record at the close of business on June 1, 2018.  The dividend is broadly in line with our current plan to maintain our long-term dividend pay-out of approximately 50% of adjusted net income. In addition, the board of directors announced plans to increase the quarterly dividend to $.56 per common share beginning with the third quarter of 2018.

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
In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $988 million (increased from $800 million as of December 30, 2017, reflecting the execution of a second monetization program on March 20, 2018), but may be increased as additional financial institutions are added to the Monetization Programs. Accounts receivable sold of $929 million and $601 million remained outstanding under this arrangement as of March 31, 2018 and December 30, 2017, respectively.
Previously, in order to mitigate the net working capital impact of the Extended Terms Program for certain customers, we entered into agreements with financial institutions (Securitization Program) to sell these receivables resulting in the receivables being de-recognized from our consolidated balance sheet. The maximum funding from receivables that may be sold at any time was $600 million. In December 2017, we terminated the Securitization Program, such that no receivables were sold after December 28, 2017. In March 2018 we substantially replaced the securitization program with a second monetization program. Terminating the Securitization Program had no impact on our Cash Flow.
As of December 30, 2017, approximately $433 million of accounts receivable sold under the Securitization Program remained outstanding, for which we received cash of approximately $412 million and a deferred purchase price asset of approximately $21 million.
Refer to Note 2 within Notes to Consolidated Financial Statements for further information related to the sale of accounts receivable.

Future outlook
The Company updated financial guidance for 2018. While we reaffirmed previous guidance for the base business, we are raising guidance for currency-neutral net sales and currency-neutral adjusted operating profit to reflect the impact of our expanded investment in West Africa and the resultant consolidation of Multipro's results.

We expect currency-neutral net sales to be up 3-4% in 2018. This reflects eight months of net sales for Multipro, which adds to the base business. There were no changes to the outlook for the base business of Kellogg, which is expected to be flat.

We expect currency-neutral adjusted operating profit will be up 5-7% with the addition of Multipro for the remaining eight months of the year contributing more than one point of additional growth. RXBAR is expected to contribute 1-2% of this growth, while the remaining growth is driven by remaining Project K and ZBB savings, partially offset by an increase in brand building as well as a significant increase in freight costs.

Finally, we expect currency-neutral adjusted EPS to grow in the range of 9 to 11% in 2018, unchanged from previous guidance, driven by growth in adjusted operating profit and the benefit on effective tax rate of recent U.S. Tax Reform. The increased investments in Multipro and TAF should have an immaterial impact on currency-neutral adjusted EPS in 2018, as contribution to operating profit from consolidating Multipro is largely offset by increased interest expense and the combination of lower Earnings from unconsolidated entities and higher deduction related to Net income attributable to noncontrolling interests.

We continue to project Net cash provided by operating activities to increase to $1.7-1.8 billion in 2018, driven by higher net income, sustained working-capital improvement, and benefits from U.S. Tax Reform. Capital expenditure is still expected to be roughly flat at $0.5 billion. The impact of Multipro is immaterial to our Cash Flow in 2018. This estimate excludes the potential impact of discretionary pension contributions, which are being contemplated.

Impact of certain items excluded from Non-GAAP guidance:	Net sales	Operating profit	EPS
Project K and cost reduction activities (pre-tax)		$90-110M	$0.27-$0.32
Income tax benefit applicable to adjustments, net**			$0.05 - $0.27
Currency-neutral adjusted guidance*	3-4%	5-7%	9-11%
* 2018 full year guidance for net sales, operating profit, and earnings per share are provided on a non-GAAP, currency-neutral adjusted basis only because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company.  The Company is providing quantification of known adjustment items where available.
** Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
Approximate
(billions)	Full Year 2018
Net cash provided by (used in) operating activities	$1.7 - $1.8
Additions to properties	($.5)
Cash Flow	$1.2 - $1.3

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
Refer to disclosures contained within Item 7A of our 2017 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of March 31, 2018.
In the first quarter in 2018, we entered into forward starting interest rate swaps with notional amounts totaling $300 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate debt to be used for general corporate purposes. These swaps were designated as cash flow hedges. The forward starting interest rate swaps were still outstanding as of March 31, 2018 with a loss immaterial to the financial statements.

During the quarter ended March 31, 2018, we entered into cross currency swaps with notional amounts totaling approximately $737 million, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. The cross currency swaps were still outstanding as of March 31, 2018 with a loss of $8M.
We have interest rate swaps with notional amounts totaling $1.4 billion and $2.3 billion outstanding at March 31, 2018 and December 31, 2017, respectively, representing a settlement obligation of $32 million and $54 million, respectively. The interest rate swaps are designated as fair value hedges of certain U.S. Dollar debt. During the quarter ended March 31, 2018, we settled interest rate swaps with notional amounts totaling approximately $869 million which were previously designated as fair value hedges of certain U.S. Dollar Notes. We recorded an aggregate loss of $49 million related to the settled swaps that will be amortized as interest expense over the life of the related fixed rate debt. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $15 million and $27 million at March 31, 2018 and December 31, 2016, respectively.
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
As of March 31, 2018, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Kellogg’s Project K initiative which includes the reorganization and relocation of certain financial, information technology, and logistics and distribution processes; internal to the organization was initiated in 2014. This initiative is expected to continue through 2018 and will continue to impact the design of our control framework. During efforts associated with Project K, we have implemented additional controls to monitor and maintain appropriate internal controls over financial reporting. There were no other changes during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

KELLOGG COMPANY
PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. The risk factors disclosed under those Reports in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In December 2017, the board of directors approved an authorization to repurchase of up to $1.5 billion of our common stock beginning in January 2018 through December 2019. This authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. During the first quarter of 2018, the Company did not repurchase any shares of common stock.
The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended March 31, 2018.

(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
12/31/2017 - 1/27/2018	—	$—	—	$1,500
Month #2:
1/28/2018 - 2/24/2018	—	$—	—	$1,500
Month #3:
2/25/2018 - 3/31/2018	—	$—	—	$1,500
Total	—	$—	—

Item 6. Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Fareed Khan
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Fareed Khan
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 4, 2018

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