Form 10-Q
period 2018-06-30
KELLOGG CO
filed 2018-08-03
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Yes  ☐    No  ☒
Common Stock outstanding as of July 28, 2018 — 346,672,653 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	June 30, 2018 (unaudited)	December 30, 2017
Current assets
Cash and cash equivalents	$257	$281
Accounts receivable, net	1,530	1,389
Inventories	1,291	1,217
Other current assets	189	149
Total current assets	3,267	3,036
Property, net	3,638	3,716
Goodwill	6,072	5,504
Other intangibles, net	3,391	2,639
Investments in unconsolidated entities	421	429
Other assets	1,112	1,027
Total assets	$17,901	$16,351
Current liabilities
Current maturities of long-term debt	$7	$409
Notes payable	324	370
Accounts payable	2,306	2,269
Other current liabilities	1,329	1,474
Total current liabilities	3,966	4,522
Long-term debt	8,737	7,836
Deferred income taxes	714	355
Pension liability	532	839
Other liabilities	548	605
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	866	878
Retained earnings	7,743	7,069
Treasury stock, at cost	(4,375)	(4,417)
Accumulated other comprehensive income (loss)	(1,501)	(1,457)
Total Kellogg Company equity	2,838	2,178
Noncontrolling interests	566	16
Total equity	3,404	2,194
Total liabilities and equity	$17,901	$16,351
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$3,360	$3,175	$6,761	$6,423
Cost of goods sold	2,151	1,950	4,300	4,038
Selling, general and administrative expense	735	840	1,477	1,720
Operating profit	474	385	984	665
Interest expense	72	63	141	124
Other income (expense), net	69	63	139	151
Income before income taxes	471	385	982	692
Income taxes	70	102	137	145
Earnings (loss) from unconsolidated entities	198	—	198	2
Net income	599	283	1,043	549
Net income (loss) attributable to noncontrolling interests	3	—	3	—
Net income attributable to Kellogg Company	$596	$283	$1,040	$549
Per share amounts:
Basic earnings	$1.72	$0.81	$3.00	$1.57
Diluted earnings	$1.71	$0.80	$2.99	$1.56
Dividends	$0.54	$0.52	$1.08	$1.04
Average shares outstanding:
Basic	347	349	346	350
Diluted	348	352	348	353
Actual shares outstanding at period end			346	346
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended June 30, 2018			Year-to-date period ended June 30, 2018
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$599			$1,043
Other comprehensive income (loss):
Foreign currency translation adjustments	$(54)	$(46)	(100)	$(24)	$(27)	(51)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	3	(1)	2	3	(1)	2
Reclassification to net income	2	(1)	1	4	(1)	3
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	(1)	—	(1)	(2)	—	(2)
Other comprehensive income (loss)	$(50)	$(48)	$(98)	$(19)	$(29)	$(48)
Comprehensive income			$501			$995
Net Income (loss) attributable to noncontrolling interests			3			3
Other comprehensive income (loss) attributable to noncontrolling interests			(4)			(4)
Comprehensive income attributable to Kellogg Company			$502			$996

	Quarter ended July 1, 2017			Year-to-date period ended July 1, 2017
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$283			$549
Other comprehensive income (loss):
Foreign currency translation adjustments	$(66)	$57	(9)	$10	$66	76
Cash flow hedges:
Reclassification to net income	2	—	2	4	(1)	3
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	—	—	—	1	—	1
Other comprehensive income (loss)	$(64)	$57	$(7)	$15	$65	$80
Comprehensive income			$276			$629
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 31, 2016	420	$105	$806	$6,552	69	$(3,997)	$(1,575)	$1,891	$16	$1,907
Common stock repurchases					7	(516)		(516)		(516)
Net income				1,254				1,254	—	1,254
Dividends				(736)				(736)		(736)
Other comprehensive income							118	118	—	118
Stock compensation			66					66		66
Stock options exercised and other	1		6	(1)	(1)	96		101		101
Balance, December 30, 2017	421	$105	$878	$7,069	75	$(4,417)	$(1,457)	$2,178	$16	$2,194
Common stock repurchases					1	(50)		(50)		(50)
Net income				1,040				1,040	3	1,043
Acquisition of noncontrolling interest, net								—	552	552
Dividends				(374)				(374)	(1)	(375)
Other comprehensive income							(44)	(44)	(4)	(48)
Stock compensation			30					30		30
Stock options exercised and other			(42)	8	(2)	92		58		58
Balance, June 30, 2018	421	$105	$866	$7,743	74	$(4,375)	$(1,501)	$2,838	$566	$3,404
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	June 30, 2018	July 1, 2017
Operating activities
Net income	$1,043	$549
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	234	240
Postretirement benefit plan expense (benefit)	(86)	(96)
Deferred income taxes	69	(66)
Stock compensation	30	36
Gain on unconsolidated entities, net	(200)	—
Other	(67)	36
Postretirement benefit plan contributions	(274)	(28)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(83)	(716)
Inventories	(38)	63
Accounts payable	64	70
All other current assets and liabilities	(245)	4
Net cash provided by (used in) operating activities	447	92
Investing activities
Additions to properties	(270)	(268)
Collections of deferred purchase price on securitized trade receivables	—	568
Acquisitions, net of cash acquired	(28)	4
Investments in unconsolidated entities	(388)	—
Acquisition of cost method investments	(4)	—
Other	29	(4)
Net cash provided by (used in) investing activities	(661)	300
Financing activities
Net issuances (reductions) of notes payable	(76)	287
Issuances of long-term debt	993	655
Reductions of long-term debt	(401)	(626)
Net issuances of common stock	70	65
Common stock repurchases	(50)	(390)
Cash dividends	(374)	(363)
Net cash provided by (used in) financing activities	162	(372)
Effect of exchange rate changes on cash and cash equivalents	28	34
Increase (decrease) in cash and cash equivalents	(24)	54
Cash and cash equivalents at beginning of period	281	280
Cash and cash equivalents at end of period	$257	$334

Supplemental cash flow disclosures
Interest paid	$151	$138
Income taxes paid	$76	$205

Supplemental cash flow disclosures of non-cash investing activities:
Beneficial interests obtained in exchange for securitized trade receivables	$—	$566
Additions to properties included in accounts payable	$77	$82
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended June 30, 2018 (unaudited)
Note 1 Accounting policies

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

The condensed balance sheet information at December 30, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended June 30, 2018 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with certain third parties to provide accounts payable tracking systems which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into these agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under these arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of June 30, 2018, $834 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $572 million of those payment obligations to participating financial institutions. As of December 30, 2017, $850 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $674 million of those payment obligations to participating financial institutions.

Revenue
The Company recognizes revenue from the sale of food products which are sold to retailers through direct sales forces, broker and distributor arrangements. The Company also recognizes revenue from the license of our trademarks granted to third parties who uses these trademarks on their merchandise. Revenue from these licenses are not material to the Company. Revenue, which includes shipping and handling charges billed to the customer, is reported net of applicable discounts, returns, allowances, and various government withholding taxes.

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
Impacts to Previously Reported Results
Adoption of the standards related to revenue recognition, pension and cash flow impacted our previously reported results as follows:

	As of December 30, 2017
Consolidated Balance Sheet	Previously Reported	Revenue Recognition ASU	Restated
Other assets	$1,026	$1	$1,027
Other current liabilities	$1,431	$43	$1,474
Deferred income taxes	$363	$(8)	$355
Retained earnings	$7,103	$(34)	$7,069

	Quarter ended July 1, 2017
Consolidated Statement of Income	Previously Reported	Revenue Recognition ASU	Pension ASU	Restated
Net sales	$3,187	$(12)	$—	$3,175
Cost of goods sold	$1,922	$(17)	$45	$1,950
Selling, general and administrative expense	$812	$4	$24	$840
Other income (expense), net	$(6)	$—	$69	$63
Income taxes	$102	$—	$—	$102
Net income	$282	$1	$—	$283
Per share amounts:
Basic earnings	$0.81	$—	$—	$0.81
Diluted earnings	$0.80	$—	$—	$0.80

	Year-to-date period ended July 1, 2017
Consolidated Statement of Income	Previously Reported	Revenue Recognition ASU	Pension ASU	Restated
Net sales	$6,441	$(18)	$—	$6,423
Cost of goods sold	$3,972	$(33)	$99	$4,038
Selling, general and administrative expense	$1,656	$9	$55	$1,720
Other income (expense), net	$(3)	$—	$154	$151
Income taxes	$144	$1	$—	$145
Net income	$544	$5	$—	$549
Per share amounts:
Basic earnings	$1.56	$0.01	$—	$1.57
Diluted earnings	$1.54	$0.02	$—	$1.56

	Year-to-date period ended July 1, 2017
Consolidated Statement of Cash Flows	Previously Reported	Revenue Recognition ASU	Cash Flow ASU	Restated
Net income	$544	$5	$—	$549
Deferred income taxes	$(67)	$1	$—	$(66)
Other	$30	$—	$6	$36
Trade receivables	$(148)	$—	$(568)	$(716)
All other current assets and liabilities, net	$10	$(6)	$—	$4
Net cash provided by (used in) operating activities	$654	$—	$(562)	$92
Collections of deferred purchase price on securitized trade receivables	$—	$—	$568	$568
Investment in unconsolidated entities, net proceeds	$6	$—	$(6)	$—
Net cash provided by (used in) investing activities	$(262)	$—	$562	$300

Accounting standards to be adopted in future periods

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued an ASU permitting a company to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income (AOCI). The reclassification is optional. Regardless of whether or not a company opts to make the reclassification, the new guidance requires all companies to include certain disclosures in their financial statements. The guidance is effective for all fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing when to adopt the ASU and the impact of adoption.

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

The Company has two Receivable Sales Agreements (Monetization Programs) and previously had a separate U.S. accounts receivable securitization program (Securitization Program), both described below, which are intended to directly offset the impact the Extended Terms Program would have on the days-sales-outstanding (DSO) metric that is critical to the effective management of the Company's accounts receivable balance and overall working capital. The Company terminated the Securitization Program at the end of 2017 and entered into the second monetization program during the quarter ended March 31, 2018. The impact on working capital of the Extended Terms Program is effectively offset by the Monetization and Securitization Programs.

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of June 30, 2018 and December 30, 2017 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Monetization Programs
The Company has two Monetization Programs, for a discrete group of customers, to sell, on a revolving basis, certain trade accounts receivable invoices to third party financial institutions. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is $1,033 million (increased from $988 million as of March 31, 2018, reflecting the execution of an amendment to the second monetization program on June 26, 2018).  Accounts receivable sold of $936 million and $601 million remained outstanding under these arrangements as of June 30, 2018 and December 30, 2017, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $6 million and $12 million for the quarter and year-to-date periods ended June 30, 2018, respectively and was $3 million and $5 million for the quarter and year-to-date periods ended July 1, 2017, respectively. The recorded loss is included in Other income and expense.

Securitization Program
Between July 2016 and December 2017, the Company had a Securitization Program with a third party financial institution. Under the program, the Company received cash consideration of up to $600 million and a deferred purchase price asset for the remainder of the purchase price. Transfers under the Securitization Program were accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. This Securitization Program utilized Kellogg Funding Company (Kellogg Funding), a wholly-owned subsidiary of the Company. Kellogg Funding's sole business consisted of the purchase of receivables, from its parent or other subsidiary and subsequent transfer of such receivables and related assets to financial institutions. Although Kellogg Funding is included in the Company's consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of Kellogg Funding assets prior to any assets or value in Kellogg Funding becoming available to the Company or its subsidiaries. The assets of Kellogg Funding are not available to pay creditors of the Company or its subsidiaries. The Securitization Program was structured to expire in July 2018, but was terminated at the end of 2017. In March 2018 the Company substantially replaced the securitization program with the second monetization program. Kellogg Funding had no creditors and held no assets at June 30, 2018.

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

The recorded net loss on sale of receivables for the year-to-date period ended July 1, 2017 is included in Other income and expense and is not material.

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $26 million and $86 million remained outstanding under these programs as of June 30, 2018 and December 30, 2017, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on the sale of these receivables is included in Other income and expense and is not material.

Note 3 Acquisitions, West Africa investments, goodwill and other intangible assets

Multipro acquisition
On May 2, 2018, the Company (i) acquired an incremental 1% ownership interest in Multipro, a leading distributor of a variety of food products in Nigeria and Ghana, and (ii) exercised its call option (Purchase Option) to acquire a 50% interest in Tolaram Africa Foods, PTE LTD (TAF), a holding company with a 49% equity interest in an affiliated food manufacturer, resulting in the Company having a 24.5% interest in the affiliated food manufacturer. The aggregate cash consideration paid was approximately $419 million and was funded through cash on hand and short-term borrowings, which was refinanced with long-term borrowings in May 2018. As part of the consideration for the acquisition, an escrow established in connection with the original Multipro investment in 2015, which represented a significant portion of the amount paid for the Company’s initial investment, was released by the Company. The amount paid to exercise the Purchase Option is subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the exercise date compared to targeted amounts.

As a result of the Company’s incremental ownership interest in Multipro and concurrent changes to the shareholders' agreement, the Company now has a 51% controlling interest in and began consolidating Multipro. Accordingly, the acquisition was accounted for as a business combination and the assets and liabilities of Multipro were included in the June 30, 2018 Consolidated Balance Sheet and the results of its operations have been included in the Consolidated Statement of Income subsequent to the acquisition date. The aggregate of the consideration paid and the fair value of previously held equity interest totaled $626 million, or $617 million net of cash acquired. The Multipro investment was previously accounted for under the equity method of accounting and the Company recorded our share of equity income or loss from Multipro within Earnings (loss) from unconsolidated entities. In connection with the business combination, the Company recognized a one-time, non-cash gain on the disposition of our previously held equity interest in Multipro of $245 million, which is included within Earnings (loss) from unconsolidated entities.

The assets and liabilities are included in the Consolidated Balance Sheet as of June 30, 2018 within the Asia-Pacific reporting segment. The acquired assets and assumed liabilities include the following:

(millions)	May 2, 2018
Current assets	$118
Property	41
Goodwill	616
Intangible assets subject to amortization, primarily customer relationships	425
Intangible assets not subject to amortization, primarily distribution rights	373
Deferred tax liability	(256)
Other liabilities	(148)
Noncontrolling interest	(552)
$617

The amounts in the above table represent the preliminary allocation of purchase price and are subject to revision when valuations are finalized for intangible assets, which are expected in 2018. The goodwill from the acquisition is not expected to be deductible for income tax purposes.

Multipro contributed net revenues of $129 million and net earnings of $2 million since the acquisition, including transaction fees and integration costs. The unaudited pro forma historical net sales, as if Multipro had been acquired at the beginning of 2017 are estimated as follows:

	Quarter ended		Year-to-date period ended
(millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales	$3,433	$3,326	$7,043	$6,739

The impact of the business combination as if Multipro had been acquired at the beginning of 2017, on the unaudited pro forma historical net income and net income attributable to Kellogg Company, exclusive of the non-cash $245 million gain on the disposition of the equity interest, was immaterial.

Investment in TAF
The investment in TAF is accounted for under the equity method of accounting with the Company’s share of equity income or loss being recognized within Earnings (loss) from unconsolidated entities. The $458 million aggregate of the consideration paid upon exercise and the historical cost value of the Put Option was compared to the estimated fair value of the Company’s ownership percentage of TAF and the Company recognized a one-time, non-cash loss of $45 million within Earnings (loss) from unconsolidated entities, which represents an other than temporary excess of cost over fair value of the investment. The difference between the carrying amount of TAF and the underlying equity in net assets is primarily attributable to brand and customer list intangible assets, a portion of which is being amortized over future periods, and goodwill.

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

For the year-to-date period ended June 30, 2018, the acquisition added net sales in the Company's North America Other reporting segment totaling $110 million and net earnings totaling $6 million, respectively.

The assets and liabilities are included in the Consolidated Balance Sheet as of June 30, 2018 within the North America Other reporting segment. The acquired assets and assumed liabilities include the following:

(millions)	October 27, 2017
Current assets	$42
Goodwill	373
Intangible assets, primarily indefinite-lived brands	203
Current liabilities	(23)
$595

The amounts in the above table represent the final allocation of purchase price as of June 30, 2018, which resulted in a $2 million increase in amortizable intangible assets with a corresponding reduction of goodwill during the first quarter of 2018.

Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer lists, and indefinite-lived intangible assets, consisting of brands and distribution agreements, are presented in the following tables:

Carrying amount of goodwill

(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 30, 2017	$3,568	$131	$82	$836	$414	$244	$229	$5,504
Additions	—	—	—	—	—	—	616	616
Purchase price allocation adjustment	—	—	—	(1)	—	—	—	(1)
Purchase price adjustment	—	—	—	(1)	—	—	—	(1)
Currency translation adjustment	—	—	—	(2)	(12)	(25)	(7)	(46)
June 30, 2018	$3,568	$131	$82	$832	$402	$219	$838	$6,072

Intangible assets subject to amortization

Gross carrying amount
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 30, 2017	$42	$8	$—	$22	$45	$74	$10	$201
Additions	—	—	—	—	—	—	425	425
Purchase price allocation adjustment	—	—	—	2	—	—	—	2
Currency translation adjustment	—	—	—	—	(1)	(10)	(3)	(14)
June 30, 2018	$42	$8	$—	$24	$44	$64	$432	$614

Accumulated Amortization
December 30, 2017	$22	$8	$—	$5	$18	$10	$4	$67
Amortization	2	—	—	1	1	2	3	9
Currency translation adjustment	—	—	—	—	—	(1)	—	(1)
June 30, 2018	$24	$8	$—	$6	$19	$11	$7	$75

Intangible assets subject to amortization, net
December 30, 2017	$20	$—	$—	$17	$27	$64	$6	$134
Additions	—	—	—	—	—	—	425	425
Purchase price allocation adjustment	—	—	—	2	—	—	—	2
Amortization	(2)	—	—	(1)	(1)	(2)	(3)	(9)
Currency translation adjustment	—	—	—	—	(1)	(9)	(3)	(13)
June 30, 2018	$18	$—	$—	$18	$25	$53	$425	$539
For intangible assets in the preceding table, amortization was $9 million and $4 million for the year-to-date periods ended June 30, 2018 and July 1, 2017, respectively. The currently estimated aggregate annual amortization expense for full-year 2018 is approximately $23 million.
Intangible assets not subject to amortization

(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 30, 2017	$1,625	$—	$—	$360	$434	$86	$—	$2,505
Additions	—	—	—	—	—	—	373	373
Currency translation adjustment	—	—	—	—	(10)	(13)	(3)	(26)
June 30, 2018	$1,625	$—	$—	$360	$424	$73	$370	$2,852

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

Total Projects
During the quarter ended June 30, 2018, the Company recorded total net charges of $5 million across all restructuring and cost reduction activities. The charges were comprised of $(4) million net gain recorded in cost of goods sold (COGS) and a $9 million expense recorded in selling, general and administrative (SG&A) expense. During the year-to-date period ended June 30, 2018, the Company recorded total charges of $25 million across all restructuring and cost reduction activities. The charges were comprised of $9 million recorded in COGS and $16 million recorded in SG&A expense.
During the quarter ended July 1, 2017, the Company recorded total charges of $96 million across all restructuring and cost reduction activities. The charges were comprised of $24 million recorded in COGS, $75 million recorded in SG&A expense and $(3) million net gain recorded in other (income) expense, net (OIE). During the year-to-date period ended July 1, 2017, the Company recorded total charges of $238 million across all restructuring and cost reduction activities. The charges were comprised of $37 million recorded in COGS, $200 million recorded in SG&A expense and $1 million recorded in OIE.
Project K
Project K is expected to continue generating savings that may be invested in key strategic areas of focus for the business or utilized to achieve our growth initiatives.

Since inception, Project K has reduced the Company’s cost structure, and is expected to provide enduring benefits, including an optimized supply chain infrastructure, an efficient global business services model, a global focus on categories, increased agility from a more efficient organization design, and improved effectiveness in go-to-market models.  These benefits are intended to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation.

The Company currently anticipates that the program will result in total pre-tax charges, once all phases are approved and implemented, on the lower end of a range of $1.5 to $1.6 billion, with after-tax cash costs, including incremental capital investments, estimated to be approximately $1.1 billion. Based on current estimates and actual charges to date, the Company expects the total project charges will consist of asset-related costs of approximately $500 million which will consist primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs of approximately $500 million which will include severance, pension and other termination benefits; and other costs of approximately $600 million which consists primarily of charges related to the design and implementation of global business capabilities and a more efficient go-to-market model.
The Company currently expects that total pre-tax charges related to Project K will impact reportable segments as follows: U.S. Snacks (approximately 34%), U.S. Morning Foods (approximately 17%), U.S. Specialty Channels (approximately 1%), North America Other (approximately 13%), Europe (approximately 22%), Latin America (approximately 2%), Asia-Pacific (approximately 6%), and Corporate (approximately 5%).

Since the inception of Project K, the Company has recognized charges of $1,402 million that have been attributed to the program. The charges consist of $6 million recorded as a reduction of revenue, $803 million recorded in COGS, $730 million recorded in SG&A, and ($137 million) recorded in OIE.

The tables below provide the details for charges incurred during the quarters and year-to-date periods ended June 30, 2018 and July 1, 2017 and program costs to date for programs currently active as of June 30, 2018.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018
Employee related costs	$1	$28	$5	$135	$539
Pension curtailment (gain) loss, net	—	(3)	—	1	(137)
Asset related costs	(14)	20	(10)	30	259
Asset impairment	—	—	—	—	155
Other costs	18	51	30	72	586
Total	$5	$96	$25	$238	$1,402

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017	June 30, 2018
U.S. Snacks	$3	$79	9	$199	$512
U.S. Morning Foods	10	1	12	2	263
U.S. Specialty Channels	—	1	—	1	21
North America Other	(1)	2	1	9	141
Europe	(13)	2	(6)	8	324
Latin America	2	3	4	4	31
Asia Pacific	3	3	3	4	90
Corporate	1	5	2	11	20
Total	$5	$96	$25	$238	$1,402
Employee related costs consist primarily of severance and related benefits. Pension curtailment (gain) loss consists of curtailment gains or losses that resulted from project initiatives. Asset related costs consist primarily of accelerated depreciation. During the quarter ended June 30, 2018, a gain was recognized related to the sale of a manufacturing facility in Europe that was previously impacted as part of Project K. Asset impairments were recorded for fixed assets that were determined to be impaired and were written down to their estimated fair value. Other costs consist of lease termination costs as well as third-party incremental costs related to the development and implementation of global business capabilities and a more efficient go-to-market model.
At June 30, 2018 total project reserves were $76 million, related to severance payments and other costs of which a substantial portion will be paid in 2018 and 2019. The following table provides details for exit cost reserves.

	Employee Related Costs	Pension curtailment (gain) loss, net	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 31, 2017	$97	$—	$—	$—	$63	$160
2018 restructuring charges	5	—	—	(10)	30	25
Cash payments	(43)	—	—	—	(76)	(119)
Non-cash charges and other	—	—	—	10	—	10
Liability as of June 30, 2018	$59	$—	$—	$—	$17	$76

Note 5 Equity
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were 9 million and 6 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended June 30, 2018, respectively. There were 5 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended July 1, 2017, respectively.

Quarters ended June 30, 2018 and July 1, 2017:

(millions, except per share data)	Net income	Average shares outstanding	Earnings per share
2018
Basic	$596	347	$1.72
Dilutive potential common shares		1	(0.01)
Diluted	$596	348	$1.71
2017
Basic	$283	349	$0.81
Dilutive potential common shares		3	(0.01)
Diluted	$283	352	$0.80

Year-to-date periods ended June 30, 2018 and July 1, 2017:

(millions, except per share data)	Net income	Average shares outstanding	Earnings per share
2018
Basic	$1,040	346	$3.00
Dilutive potential common shares		2	(0.01)
Diluted	$1,040	348	$2.99
2017
Basic	$549	350	$1.57
Dilutive potential common shares		3	(0.01)
Diluted	$549	353	$1.56

In December 2017, the board of directors approved a new authorization to repurchase up to $1.5 billion of our common stock beginning in January 2018 through December 2019. As of June 30, 2018, $1.45 billion remains available under the authorization.
During the year-to-date period ended June 30, 2018, the Company repurchased less than 1 million shares of common stock for a total of $50 million. During the year-to-date period ended July 1, 2017, the Company repurchased 6 million shares of common stock for a total of $435 million, of which $390 million was paid and $45 million was payable at July 1, 2017.

Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience losses and prior service cost related to employee benefit plans, net of related tax effects.
Reclassifications out of AOCI for the quarter and year-to-date periods ended June 30, 2018 and July 1, 2017, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended June 30, 2018	Year-to-date period ended June 30, 2018
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$—	$—	COGS
Interest rate contracts	2	4	Interest expense
	$2	$4	Total before tax
	(1)	(1)	Tax expense (benefit)
	$1	$3	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$(1)	$(2)	OIE
	$(1)	$(2)	Total before tax
	—	—	Tax expense (benefit)
	$(1)	$(2)	Net of tax
Total reclassifications	$—	$1	Net of tax

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended July 1, 2017	Year-to-date period ended July 1, 2017
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$—	$(1)	COGS
Foreign currency exchange contracts	—	—	SGA
Interest rate contracts	2	5	Interest expense
Commodity contracts	—	—	COGS
	$2	$4	Total before tax
	—	(1)	Tax expense (benefit)
	$2	$3	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$—	$1	See Note 8 for further details
Prior service cost	—	—	See Note 8 for further details
	$—	$1	Total before tax
	—	—	Tax expense (benefit)
	$—	$1	Net of tax
Total reclassifications	$2	$4	Net of tax

Accumulated other comprehensive income (loss), net of tax, as of June 30, 2018 and December 30, 2017 consisted of the following:

(millions)	June 30, 2018	December 30, 2017
Foreign currency translation adjustments	$(1,473)	$(1,426)
Cash flow hedges — unrealized net gain (loss)	(56)	(61)
Postretirement and postemployment benefits:
Net experience loss	32	34
Prior service cost	(4)	(4)
Total accumulated other comprehensive income (loss)	$(1,501)	$(1,457)
Note 6 Debt
The following table presents the components of notes payable at June 30, 2018 and December 30, 2017:

	June 30, 2018		December 30, 2017
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate (a)
U.S. commercial paper	$197	2.26%	$196	1.76%
Europe commercial paper	—	—%	96	(0.32)%
Bank borrowings	127		78
Total	$324		$370
(a) Negative effective interest rates on certain borrowings in Europe are the result of efforts by the European Central Bank to stimulate the economy in the eurozone.

In May 2018, the Company issued $600 million of ten-year 4.30% Senior Notes due 2028 and $400 million of three-year 3.25% Senior Notes due 2021, resulting in aggregate net proceeds after debt discount of $994 million. The proceeds from these Notes were used for general corporate purposes, including the repayment of the Company's $400 million, seven-year 3.25% U.S. Dollar Notes due 2018 at maturity, and the repayment of a portion of the Company's commercial paper borrowings used to finance the acquisition of ownership interests in TAF and

Multipro. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision.

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

The Company has entered into interest rate swaps with notional amounts totaling $1.5 billion, which effectively converts a portion of the associated U.S. Dollar Notes and Euro Notes from fixed rate to floating rate obligations. These derivative instruments are designated as fair value hedges. The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of June 30, 2018 were as follows: (a) ten-year 4.15% U.S. Dollar Notes due 2019 – 3.50%; (b) ten-year 4.00% U.S. Dollar Notes due 2020 – 3.39%; (c) ten-year 3.125% U.S. Dollar Notes due 2022 – 3.87%; (d) ten-year 2.75% U.S. Dollar Notes due 2023 – 4.00%; (e) seven-year 2.65% U.S. Dollar Notes due 2023 – 3.42%; (f) eight-year 1.00% Euro Notes due 2024 – 0.72%; (g) ten-year 1.25% Euro Notes due 2025 - 1.30% and (h) ten-year 3.25% U.S. Notes due 2026 – 4.06%.
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
The Company classifies pre-tax stock compensation expense in COGS and SG&A expense principally within its Corporate segment. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended		Year-to-date period ended
(millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Pre-tax compensation expense	$16	$21	$33	$39
Related income tax benefit	$4	$8	$8	$14
As of June 30, 2018, total stock-based compensation cost related to non-vested awards not yet recognized was $112 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Stock options
During the year-to-date periods ended June 30, 2018 and July 1, 2017, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2017 Annual Report on Form 10-K.

Year-to-date period ended June 30, 2018:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	14	$64
Granted	3	70
Exercised	(1)	57
Forfeitures and expirations	(1)	70
Outstanding, end of period	15	$65	6.6	$92
Exercisable, end of period	11	$63	5.7	$91
Year-to-date period ended July 1, 2017:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	15	$62
Granted	2	73
Exercised	(1)	57
Forfeitures and expirations	—	—
Outstanding, end of period	16	$64	7.0	$109
Exercisable, end of period	11	$60	6.1	$104

The weighted-average grant date fair value of options granted was $10.00 per share and $10.14 per share for the year-to-date periods ended June 30, 2018 and July 1, 2017, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended June 30, 2018:	18%	6.6	2.82%	3.00%
Grants within the year-to-date period ended July 1, 2017:	18%	6.6	2.26%	2.80%
The total intrinsic value of options exercised was $13 million and $17 million for the year-to-date periods ended June 30, 2018 and July 1, 2017, respectively.
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

Based on the market price of the Company’s common stock at June 30, 2018, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	June 30, 2018
2016 Award	$18
2017 Award	$16
2018 Award	$26
The 2015 performance share award, payable in stock, was settled at 75% of target in February 2018 for a total dollar equivalent of $8 million.
Other stock-based awards
During the year-to-date period ended June 30, 2018, the Company granted restricted stock units and a nominal number of restricted stock awards to eligible employees as presented in the following table. Terms of these grants and the Company’s method of determining grant-date fair value were consistent with that described within the stock compensation footnote in the Company’s 2017 Annual Report on Form 10-K.
Year-to-date period ended June 30, 2018:

Employee restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	1,673	$65
Granted	697	63
Vested	(416)	59
Forfeited	(151)	63
Non-vested, end of period	1,803	$66
Year-to-date period ended July 1, 2017:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	1,166	$63
Granted	654	67
Vested	(35)	57
Forfeited	(72)	65
Non-vested, end of period	1,713	$65
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

Pension

	Quarter ended		Year-to-date period ended
(millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$22	$25	$44	$50
Interest cost	41	42	83	83
Expected return on plan assets	(90)	(90)	(182)	(180)
Amortization of unrecognized prior service cost	2	2	4	4
Recognized net (gain) loss	(2)	(2)	(11)	1
Net periodic benefit cost	(27)	(23)	(62)	(42)
Curtailment (gain) loss	—	(3)	—	(2)
Total pension (income) expense	$(27)	$(26)	$(62)	$(44)
Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$4	$4	$9	$9
Interest cost	9	9	18	18
Expected return on plan assets	(23)	(25)	(47)	(49)
Amortization of unrecognized prior service (gain)	(2)	(2)	(4)	(4)
Recognized net (gain) loss	—	—	—	(29)
Net periodic benefit cost	(12)	(14)	(24)	(55)
Curtailment loss	—	—	—	3
Total postretirement benefit (income) expense	$(12)	$(14)	$(24)	$(52)
Postemployment

	Quarter ended		Year-to-date period ended
(millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Service cost	$1	$2	$2	$3
Interest cost	—	1	—	2
Recognized net (gain) loss	(1)	—	(2)	1
Total postemployment benefit expense	$—	$3	$—	$6

During the year-to-date period ended June 30, 2018, the Company recognized a gain of $11 million related to the remeasurement of a U.S. pension plan as current year distributions are expected to exceed service and interest costs resulting in settlement accounting for that particular plan. The amount of the remeasurement gain recognized during the quarter was due primarily to a favorable change in the discount rate relative to prior year end.

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

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
June 30, 2018	$251	$4	$255
July 1, 2017	$2	$2	$4
Year-to-date period ended:
June 30, 2018	$266	$8	$274
July 1, 2017	$23	$5	$28
Full year:
Fiscal year 2018 (projected)	$274	$13	$287
Fiscal year 2017 (actual)	$31	$13	$44

During the second quarter of 2018, the Company made discretionary contributions to certain U.S. pension plans totaling $250 million. Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.

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

The transition tax is on previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. In order to determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. The Company's estimate was unchanged during the second quarter of 2018. The Company is awaiting further interpretative guidance, continuing to assess available tax methods and elections, and continuing to gather additional information in order to finalize calculations and complete the accounting for the transition tax liability.

In addition to the transition tax, the Tax Act introduced a territorial tax system, which was effective beginning in 2018. The territorial tax system will impact the Company’s overall global capital and legal entity structure, working capital, and repatriation plan on a go-forward basis. In light of the territorial tax system, and other new international provisions within the Tax Act effective beginning in 2018, the Company is currently analyzing its global capital and legal entity structure, working capital requirements, and repatriation plans. Based on the Company's analysis of the territorial tax system and other new international tax provisions as of June 30, 2018, the Company continues to support the assertion to indefinitely reinvest $2.6 billion of accumulated foreign earnings and profits in Europe and other non-U.S. jurisdictions. As a result, as a reasonable provisional estimate, the Company did not record any new deferred tax liabilities associated with the territorial tax system or any changes to the indefinite reinvestment assertion. Further, it is impracticable for the Company to estimate any future tax costs for any unrecognized deferred tax liabilities associated with its indefinite reinvestment assertion as of June 30, 2018, because the actual tax liability, if any, would be dependent on complex analysis and calculations considering various tax laws, exchange rates, circumstances existing when a repatriation, sale, or liquidation occurs, or other factors. If there are any changes to our indefinite reinvestment assertion as a result of finalizing our assessment of the new Tax Act, the Company will adjust its provisional estimates, record, and disclose any tax impacts in the appropriate period, pursuant to SAB 118.

The consolidated effective tax rate for the quarter ended June 30, 2018 was 15% as compared to 26% in the same quarter of the prior year. The effective tax rate for the second quarter benefited from the reduction of the U.S. corporate tax rate as well as a tax benefit of $31 million attributable to discretionary pension contributions made in the second quarter of 2018 totaling $250 million, which are designated as 2017 tax year contributions.

The consolidated effective tax rate for the year-to-date periods ended June 30, 2018 and July 1, 2017 was 14% and 21%, respectively. The effective tax rate for the year-to-date period ended June 30, 2018 benefited from a discretionary pension contribution during the second quarter of 2018, a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring in the first quarter of 2018, as well as the reduction in the U.S. corporate tax rate effective at the beginning of 2018. These impacts were mitigated somewhat by an increased weighting of taxable income in higher tax rate jurisdictions versus the prior year. The effective tax rate for the year-to-date period ended July 1, 2017 benefited from a deferred tax benefit of $38 million resulting from intercompany transfers of intellectual property.

As of June 30, 2018, the Company classified $8 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $6 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended June 30, 2018; $45 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 30, 2017	$60
Tax positions related to current year:
Additions	3
Reductions	—
Tax positions related to prior years:
Additions	2
Reductions	(6)
Settlements	(2)
Lapse in statute of limitations	—
June 30, 2018	$57

The accrual balance for tax-related interest was approximately $25 million at June 30, 2018.

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
Total notional amounts of the Company’s derivative instruments as of June 30, 2018 and December 30, 2017 were as follows:

(millions)	June 30, 2018	December 30, 2017
Foreign currency exchange contracts	$1,518	$2,172
Cross-currency contracts	696	—
Interest rate contracts	1,468	2,250
Commodity contracts	348	544
Total	$4,030	$4,966
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at June 30, 2018 and December 30, 2017, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of June 30, 2018 or December 30, 2017.

The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of June 30, 2018 and December 30, 2017:
Derivatives designated as hedging instruments

	June 30, 2018			December 30, 2017
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts
Other current assets	$—	$27	$27	$—	$—	$—
Interest rate contracts:
Other assets (a)	—	4	4	—	—	—
Total assets	$—	$31	$31	$—	$—	$—
Liabilities:
Interest rate contracts:
Other liabilities (a)	—	(29)	(29)	—	(54)	(54)
Total liabilities	$—	$(29)	$(29)	$—	$(54)	$(54)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $1.5 billion and $2.3 billion as of June 30, 2018 and December 30, 2017, respectively.
Derivatives not designated as hedging instruments

	June 30, 2018			December 30, 2017
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$26	$26	$—	$10	$10
Commodity contracts:
Other current assets	3	—	3	6	—	6
Total assets	$3	$26	$29	$6	$10	$16
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(14)	$(14)	$—	$(14)	$(14)
Commodity contracts:
Other current liabilities	(10)	—	(10)	$(7)	$—	$(7)
Total liabilities	$(10)	$(14)	$(24)	$(7)	$(14)	$(21)
The Company has designated its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $2.7 billion as of June 30, 2018 and December 30, 2017.

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of June 30, 2018 and December 30, 2017.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		June 30, 2018	December 30, 2017	June 30, 2018	December 30, 2017
Interest rate contracts	Current maturities of long-term debt	$—	$402	$—	$2
Interest rate contracts	Long-term debt	$3,357	$3,481	$(45)	$(22)
(a) The current maturities of hedged long-term debt includes $2 million of hedging adjustment on discontinued hedging relationships as of December 30, 2017. The hedged long-term debt includes $(19) million and $32 million of hedging adjustment on discontinued hedging relationships as of June 30, 2018 and December 30, 2017, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of June 30, 2018 and December 30, 2017 would be adjusted as detailed in the following table:

As of June 30, 2018:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$60	$(28)	$—	$32
Total liability derivatives	$(53)	$28	$25	$—

As of December 30, 2017:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$16	$(15)	$—	$1
Total liability derivatives	$(75)	$15	$37	$(23)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended June 30, 2018 and July 1, 2017 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign currency denominated long-term debt	$146	$(157)	$—	$—
Cross-currency contracts	35	—	$3	—	Other income (expense), net
Total	$181	$(157)	$3	$—
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		June 30, 2018	July 1, 2017
Foreign currency exchange contracts	COGS	$4	$(4)
Foreign currency exchange contracts	Other income (expense), net	—	(3)
Foreign currency exchange contracts	SG&A	—	(1)
Commodity contracts	COGS	(8)	10
Total		$(4)	$2

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended June 30, 2018 and July 1, 2017 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign currency denominated long-term debt	$73	$(182)	$—	$—
Cross-currency contracts	27	—	6	—	Other income (expense), net
Total	$100	$(182)	$6	$—

Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		June 30, 2018	July 1, 2017
Foreign currency exchange contracts	COGS	$7	$(13)
Foreign currency exchange contracts	Other income (expense), net	(4)	(8)
Foreign currency exchange contracts	SGA	1	(1)
Commodity contracts	COGS	(3)	(3)
Commodity contracts	SGA	—	1
Total		$1	$(24)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended June 30, 2018 and July 1, 2017:

	June 30, 2018	July 1, 2017
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$72	$63
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(7)	(3)
Derivatives designated as hedging instruments	7	8

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(2)	(3)
Foreign exchange contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended June 30, 2018 and July 1, 2017:

	June 30, 2018	July 1, 2017
(millions)	Interest Expense	COGS	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$141	$4,038	$124
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	25	—	6
Derivatives designated as hedging instruments	(21)	—	4

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(4)	—	(5)
Foreign exchange contracts:
Amount of gain (loss) reclassified from AOCI into income	—	1	—
During the next 12 months, the Company expects $7 million of net deferred losses reported in AOCI at June 30, 2018 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on June 30, 2018 was $15 million. If the credit-risk-related contingent features were triggered as of June 30, 2018, the Company would be required to post additional collateral of $10 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of June 30, 2018 triggered by credit-risk-related contingent features.

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $8.9 billion and $8.7 billion, respectively, as of June 30, 2018.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of June 30, 2018, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of June 30, 2018, the Company posted $5 million related to reciprocal collateralization agreements. As of June 30, 2018 the Company posted $17 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 22% of consolidated trade receivables at June 30, 2018.
Note 11 Reportable segments
Kellogg Company is the world’s leading producer of cereal, second largest producer of cookies and crackers, and a leading producer of savory snacks and frozen foods. Additional product offerings include toaster pastries, cereal bars, fruit-flavored snacks, veggie foods and noodles. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States and United Kingdom.
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
U.S. Specialty Channels primarily represents food away from home channels, including food service, convenience, vending, Girl Scouts and food manufacturing. The food service business is mostly non-commercial, serving institutions such as schools and hospitals. The convenience business includes traditional convenience stores as well as alternate retail outlets.
North America Other includes the U.S. Frozen, Kashi, Canada, and RXBAR operating segments. As these operating segments are not considered economically similar enough to aggregate with other operating segments and are immaterial for separate disclosure, they have been grouped together as a single reportable segment.

The three remaining reportable segments are based on geographic location – Europe which consists principally of European countries, the Middle east and Northern Africa; Latin America which consists of Central and South America and includes Mexico; and Asia Pacific which consists of Sub-Saharan Africa, Australia and other Asian and Pacific markets.
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

	Quarter ended		Year-to-date period ended
(millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net sales
U.S. Snacks	$745	$815	$1,507	$1,610
U.S. Morning Foods	643	664	1,334	1,372
U.S. Specialty Channels	277	275	675	668
North America Other	462	390	941	782
Europe	621	567	1,208	1,080
Latin America	239	232	471	452
Asia Pacific	373	232	625	459
Consolidated	$3,360	$3,175	$6,761	$6,423
Operating profit
U.S. Snacks	$111	$29	$213	$(7)
U.S. Morning Foods	138	170	288	327
U.S. Specialty Channels	60	70	140	166
North America Other	76	59	143	108
Europe	97	77	171	143
Latin America	20	26	42	59
Asia Pacific	28	18	55	40
Total Reportable Segments	530	449	1,052	836
Corporate	(56)	(64)	(68)	(171)
Consolidated	$474	$385	$984	$665
Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Snacks	$1,684	$1,635	$3,458	$3,351
Cereal	1,304	1,305	2,655	2,603
Frozen and other	372	235	648	469
Consolidated	$3,360	$3,175	$6,761	$6,423

Note 12 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	June 30, 2018 (unaudited)	December 30, 2017
Trade receivables	$1,339	$1,250
Allowance for doubtful accounts	(10)	(10)
Refundable income taxes	18	23
Other receivables	183	126
Accounts receivable, net	$1,530	$1,389
Raw materials and supplies	$337	$333
Finished goods and materials in process	954	884
Inventories	$1,291	$1,217
Property	$9,063	$9,366
Accumulated depreciation	(5,425)	(5,650)
Property, net	$3,638	$3,716
Pension	$290	$252
Deferred income taxes	242	246
Other	580	529
Other assets	$1,112	$1,027
Accrued income taxes	$32	$30
Accrued salaries and wages	225	311
Accrued advertising and promotion	570	582
Other	502	551
Other current liabilities	$1,329	$1,474
Income taxes payable	$182	$192
Nonpension postretirement benefits	39	40
Other	327	373
Other liabilities	$548	$605

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

For more than 100 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. These foods include snacks, such as cookies, crackers, savory snacks, toaster pastries, cereal bars and bites, fruit-flavored snacks; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods, and noodles.
Kellogg products are manufactured and marketed globally.

Segments
We manage our operations through ten operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. We report results of operations in the following reportable segments: U.S. Snacks: U.S. Morning Foods; U.S. Specialty Channels; North America Other; Europe; Latin America; and Asia Pacific. The reportable segments are discussed in greater detail in Note 11 within Notes to Consolidated Financial Statements.

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

Non-GAAP financial measures used include currency-neutral and organic net sales, adjusted and currency-neutral adjusted operating profit, adjusted and currency-neutral adjusted diluted EPS, and cash flow. We determine currency-neutral results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. These non-GAAP financial measures may not be comparable to similar measures used by other companies.

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

•
Adjusted: operating profit, net income, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of Project K and cost reduction activities, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, such as Project K, ZBB, and Revenue Growth Management, to assess performance of newly acquired businesses, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•
Currency-neutral adjusted: gross profit, gross margin, SG&A, SG&A%, operating profit, operating profit margin, net income, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of Project K and cost reduction activities, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, such as Project K, ZBB, and Revenue Growth Management, to assess performance of newly acquired businesses, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•
Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of Project K and cost reduction activities, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market benefit of $5 million and $44 million for the quarter and year-to-date periods ended June 30, 2018, respectively. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $2 million and $27 million for the quarter and year-to-date periods ended June 30, 2018, respectively. We also recorded a pre-tax mark-to-market benefit of $6 million and a pre-tax mark-to-market charge of $15 million for the quarter and year-to-date periods ended July 1, 2017, respectively. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $2 million and $3 million for the quarter and year-to-date periods ended July 1, 2017, respectively.

Project K and cost reduction activities
Project K continued generating savings used to invest in key strategic areas of focus for the business. We recorded pre-tax charges related to this program of $5 million and $25 million for the quarter and year-to-date periods ended June 30, 2018, respectively. We also recorded pre-tax charges related to this program of $95 million and $237 million for the quarter and year-to-date periods ended July 1, 2017, respectively.

See the Restructuring and cost reduction activities section for more information.

Acquisitions
In October of 2017, the Company acquired Chicago Bar Company LLC, manufacturer of RXBAR, a high protein snack bar made of simple ingredients. In our North America Other reportable segment, for the quarter and year-to-date periods ended June 30, 2018, the acquisition added $59 million and $110 million, respectively, in net sales that impacted the comparability of our reported results.

In May of 2018, the Company acquired an incremental 1% ownership interest in Multipro, which along with concurrent changes to the shareholders' agreement, resulted in the Company now having a 51% controlling interest in and began consolidating Multipro, a leading distributor of a variety of food products in Nigeria and Ghana. In our Asia Pacific reportable segment, for the quarter and year-to-date periods ended June 30, 2018, the acquisition added $129 million in net sales that impacted the comparability of our reported results.

Gain on unconsolidated entities, net
In connection with the Multipro business combination, the Company recognized a one-time, non-cash gain on the disposition of our previously held equity interest in Multipro of $245 million. Additionally, the Company exercised its call option to acquire a 50% interest in Tolaram Africa Foods, PTE LTD, a holding company with a 49% equity interest in an affiliated food manufacturer, resulting in the Company have a 24.5% interest in the affiliated food manufacturer. In conjunction with the exercise, the Company recognized a one-time, non-cash loss of $45 million, which represents an other than temporary excess of cost over fair value of the investment. These amounts were recorded within Earnings (loss) from unconsolidated entities.

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

Financial results
For the quarter ended June 30, 2018, our reported net sales improved by 5.9% due primarily to the inclusion of RXBAR and Multipro results. These impacts were partially offset by the previously announced list-price adjustments and other impacts in U.S. Snacks related to its transition from DSD as well as unfavorable foreign currency. Currency-neutral net sales increased 6.3% after eliminating the impact of foreign currency. Organic net sales decreased 0.4% from the prior year after also excluding the impact of acquisitions.

Second quarter reported operating profit and operating profit margin increased versus the year-ago quarter, driven by productivity savings and higher net sales, as well as by significantly lower restructuring charges and favorable mark-to-market impacts year-on-year. Currency-neutral adjusted operating profit increased, owing to the higher sales growth and strong productivity savings related to the Project K restructuring program. These savings, driven primarily by last summer's exit and elimination of overhead from its U.S. Snacks segment's Direct Store Delivery system, more than offset a substantial year-on-year increase in advertising and promotion investment, as well as various cost pressures, including a significant rise in freight costs.

Reported diluted EPS of $1.71 for the quarter was up 114% compared to the prior year of $.80 due to a one-time non-cash gain related to our transaction in West Africa, lower restructuring charges, a lower effective tax rate, and favorable mark-to-market adjustments year-on-year. Currency-neutral adjusted diluted EPS of $1.12 increased by 15.5% compared to prior year of $.97, after excluding the impact of mark-to-market and restructuring.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Reported net income	$596	$283	$1,040	$549
Mark-to-market (pre-tax)	5	6	44	(15)
Project K and cost reduction activities (pre-tax)	(5)	(95)	(25)	(237)
Income tax impact applicable to adjustments, net*	—	31	(3)	81
Gain from unconsolidated entities, net	200	—	200	—
Adjusted net income	$396	$341	$824	$720
Foreign currency impact	4		17
Currency-neutral adjusted net income	$392	$341	$807	$720
Reported diluted EPS	$1.71	$0.80	$2.99	$1.56
Mark-to-market (pre-tax)	0.01	0.02	0.13	(0.04)
Project K and cost reduction activities (pre-tax)	(0.01)	(0.27)	(0.07)	(0.67)
Income tax impact applicable to adjustments, net*	—	0.08	(0.01)	0.23
Gain from unconsolidated entities, net	0.57	—	0.57	—
Adjusted diluted EPS	$1.14	$0.97	$2.37	$2.04
Foreign currency impact	0.02		0.05
Currency-neutral adjusted diluted EPS	$1.12	$0.97	$2.32	$2.04
Currency-neutral adjusted diluted EPS growth	15.5%		13.7%
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the second quarter of 2018 versus 2017:

Quarter ended June 30, 2018
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$745	$643	$277	$462	$621	$239	$373	$—	$3,360
Foreign currency impact on total business (inc)/dec	—	—	—	3	20	(13)	(23)	—	(13)
Currency-neutral net sales	$745	$643	$277	$459	$601	$252	$396	$—	$3,373
Acquisitions	—	—	—	59	—	—	129	—	188
Foreign currency impact on acquisitions (inc)/dec	—	—	—	—	—	—	23	—	23
Organic net sales	$745	$643	$277	$400	$601	$252	$244	$—	$3,162

Quarter ended July 1, 2017
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$815	$664	$275	$390	$567	$232	$232	$—	$3,175

% change - 2018 vs. 2017:
Reported growth	(8.6)%	(3.2)%	1.1%	18.4%	9.5%	3.5%	60.8%	—%	5.9%
Foreign currency impact on total business (inc)/dec	—%	—%	—%	0.9%	3.6%	(5.7)%	(10.1)%	—%	(0.4)%
Currency-neutral growth	(8.6)%	(3.2)%	1.1%	17.5%	5.9%	9.2%	70.9%	—%	6.3%
Acquisitions	—%	—%	—%	14.8%	—%	—%	55.9%	—%	5.9%
Foreign currency impact on acquisitions (inc)/dec	—%	—%	—%	—%	—%	—%	10.0%	—%	0.8%
Organic growth	(8.6)%	(3.2)%	1.1%	2.7%	5.9%	9.2%	5.0%	—%	(0.4)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended June 30, 2018
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$111	$138	$60	$76	$97	$20	$28	$(56)	$474
Mark-to-market	—	—	—	—	—	—	—	3	3
Project K and cost reduction activities	(3)	(10)	—	1	13	(2)	(3)	(1)	(5)
Adjusted operating profit	$114	$148	$60	$75	$84	$22	$31	$(58)	$476
Foreign currency impact	—	—	—	1	3	(1)	(1)	—	2
Currency-neutral adjusted operating profit	$114	$148	$60	$74	$81	$23	$32	$(58)	$474

Quarter ended July 1, 2017
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$29	$170	$70	$59	$77	$26	$18	$(64)	$385
Mark-to-market	—	—	—	—	—	—	—	5	5
Project K and cost reduction activities	(79)	(1)	(1)	(2)	(2)	(3)	(3)	(7)	(98)
Adjusted operating profit	$108	$171	$71	$61	$79	$29	$21	$(62)	$478

% change - 2018 vs. 2017:
Reported growth	294.3%	(18.5)%	(15.3)%	28.3%	25.4%	(20.4)%	54.1%	12.8%	23.5%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	(2.3)%	(0.9)%
Project K and cost reduction activities	287.9%	(4.9)%	0.7%	5.7%	18.6%	0.1%	7.7%	9.4%	24.7%
Adjusted growth	6.4%	(13.6)%	(16.0)%	22.6%	6.8%	(20.5)%	46.4%	5.7%	(0.3)%
Foreign currency impact	—%	—%	—%	0.4%	3.8%	(1.1)%	(6.1)%	0.3%	0.4%
Currency-neutral adjusted growth	6.4%	(13.6)%	(16.0)%	22.2%	3.0%	(19.4)%	52.5%	5.4%	(0.7)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Snacks
This segment consists of crackers, cookies, savory snacks, wholesome snacks and fruit-flavored snacks.

As reported and Currency-neutral net sales were 8.6% lower versus the comparable quarter due primarily to price/mix as a result of the year on year impact of list-price adjustments and rationalization of stock-keeping units related to the DSD exit during the second half of 2017. These impacts were partially offset by improved performance by key brands.

All of our ex-DSD categories experienced year over year gains in velocity during the second quarter, as we now have a stronger set of SKUs on the shelf which are being supported with brand-building.

The Big 3 crackers brands (Cheez-it, Club and Townhouse) collectively grew consumption and share during the second quarter of 2018. Pringles, which was never in DSD, grew both consumption and share during the second quarter lead by our core flavors and immediate-consumption pack-formats.

Wholesome snacks growth was lead by Rice Krispies Treats, which grew consumption and share during the quarter, driven by innovation and advertising.

As reported operating profit increased significantly due to lower Project K restructuring charges and overhead reductions in conjunction with our DSD transition partially offset by a significant increase in brand investment. Currency-neutral adjusted operating profit increased 6.4% after excluding the impact of restructuring charges.

U.S. Morning Foods
This segment consists of cereal and toaster pastries. As reported and Currency-neutral net sales declined 3.2% as a result of decreased volume on lower cereal consumption, partially offset by favorable pricing/mix.

During the quarter, our share in the cereal category stabilized, with our Core 6 cereal brands collectively resuming share growth. Special K grew consumption and share during the second quarter as a result of communication around its inner-strength positioning. Raisin Bran grew consumption and share during the quarter, aided by the launch of Raisin Bran Crunch with Bananas, and supported by advertising highlighting Raisin Bran's health attributes. The quarter was negatively impacted by a recall on co-manufactured Honey Smacks.

As reported operating profit decreased 18.5% due to higher restructuring charges, higher commercial investment, and lower net sales. Currency-neutral adjusted operating profit decreased 13.6% after excluding restructuring charges.

U.S. Specialty Channels
This segment is comprised of sales of most of our brands through channels such as foodservice, convenience stores, vending, and others. As reported and Currency-neutral net sales improved 1.1%, primarily the result of higher volume.

The Vending, Girl Scouts, and Convenience channels posted strong growth. Foodservice experienced a modest decline, particularly in K-12 schools and military.

As Reported operating profit decreased 15.3% due to a revised allocation of costs between U.S. operating segments. Currency-neutral adjusted operating profit decreased 16.0% after excluding the impact of restructuring charges.

North America Other
This segment is composed of our U.S. Frozen Foods, Kashi Company, Canada, and RXBAR businesses.

As reported net sales increased 18.4% due to the RXBAR acquisition, higher volume, favorable pricing/mix, and favorable foreign currency. Currency-neutral net sales increased 17.5% after excluding the impact of foreign currency. Organic net sales increased 2.7% from the prior year after also excluding RXBAR results, led by growth momentum in U.S. Frozen Foods.

RXBAR consumption and share grew as we continued to expand distribution of core bars.

U.S. Frozen Foods reported increased net sales on higher volume and favorable price/mix. Eggo and Morningstar Farms both grew share and consumption during the quarter, benefiting from renovated food and packaging, new innovations, and a focus on core offerings.

In Canada, we posted sales growth during the quarter and we gained share in most of our categories.

As Reported operating profit increased 28.3% due to lower restructuring charges, Project K savings and favorable foreign currency. Currency-neutral adjusted operating profit increased 22.2% after excluding the impact of restructuring charges and foreign currency.

Europe
As Reported net sales increased 9.5% due to favorable foreign currency and higher volume partially offset by unfavorable pricing/mix. Currency-neutral net sales increased 5.9% after excluding the impact of foreign currency.

Growth was led by Pringles, which lapped year-ago promotional disruptions in some markets. Pringles continued to grow across the region, well beyond the markets that experienced last year's disruption.

Cereal currency-neutral net sales declined due to softness in Continental Europe, most notably France and Benelux. The U.K. cereal business grew share during the quarter, continuing its improving trend with growth in several brands.

Emerging markets were also a driver of Europe's growth in both cereal and snacks, led by Egypt, Russia, and the Middle East.

As reported operating profit increased 25.4%, despite a double-digit increase in brand investment, due primarily to sales growth, lower restructuring charges and favorable foreign currency. Currency-neutral adjusted operating profit increased 3.0% after excluding the impact of restructuring charges and foreign currency.

Latin America
As reported net sales improved 3.5% due to increased volume partially offset by unfavorable pricing/mix and foreign currency. Currency-neutral net sales increased 9.2% after excluding the impact of foreign currency.

Mexico posted its ninth straight quarter of organic net sales growth, growing consumption and share in cereal, while snacks growth was led by Pringles.

Parati continued to grow consumption and share in cookies and crackers in Brazil.

We continued to see good recovery in our Caribbean/Central America business.

As reported operating profit decreased 20.4% due primarily to a substantial increase in advertising and promotion investment as well as costs related to the Brazilian trucking strike. Currency-neutral adjusted operating profit decreased 19.4% after excluding the impact of foreign currency translation and restructuring charges.

Asia Pacific
As reported net sales improved 61% due to higher volume from the consolidation of Multipro results and favorable price/mix partially offset by unfavorable foreign currency. Currency-neutral net sales increased 71%, after excluding the impact of foreign currency. Organic net sales increased 5.0% after also excluding the impact of Multipro.

Our Pringles business posted strong growth for the quarter in Asia Pacific. We continue to expand product offerings in certain markets while launching new pack-formats in others, extending the brand's distribution reach.

Emerging markets cereal grew during the quarter, with double-digit growth in India.

Australia, our largest market in the region, posted higher net sales for the quarter, driven by consumption growth in cereal.

As reported operating profit increased 54% due to the consolidation of Multipro results, higher organic net sales, and productivity and brand-building efficiencies as a result of Project K and ZBB initiatives. Currency-neutral adjusted operating profit improved 53% after excluding the impact of restructuring and foreign currency.

Corporate
As reported operating profit increased $8 million due primarily to lower restructuring charges. Currency-neutral adjusted operating profit improved $4 million after excluding the impact of mark-to-market, restructuring charges,and foreign currency.

Year-to-date period ended June 30, 2018
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$1,507	$1,334	$675	$941	$1,208	$471	$625	$—	$6,761
Foreign currency impact on total business (inc)/dec	—	—	—	8	82	(9)	(12)	—	69
Currency-neutral net sales	$1,507	$1,334	$675	$933	$1,126	$480	$637	$—	$6,692
Acquisitions	—	—	—	110	—	—	129	—	239
Foreign currency impact on acquisitions (inc)/dec	—	—	—	—	—	—	23	—	23
Organic net sales	$1,507	$1,334	$675	$823	$1,126	$480	$485	$—	$6,430

Year-to-date period ended July 1, 2017
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$1,610	$1,372	$668	$782	$1,080	$452	$459	$—	$6,423

% change - 2018 vs. 2017:
Reported growth	(6.4)%	(2.8)%	1.2%	20.2%	11.8%	4.4%	36.2%	—%	5.3%
Foreign currency impact on total business (inc)/dec	—%	—%	—%	1.0%	7.6%	(2.0)%	(2.7)%	—%	1.1%
Currency-neutral growth	(6.4)%	(2.8)%	1.2%	19.2%	4.2%	6.4%	38.9%	—%	4.2%
Acquisitions	—%	—%	—%	14.0%	—%	—%	28.2%	—%	3.7%
Foreign currency impact on acquisitions (inc)/dec	—%	—%	—%	—%	—%	—%	5.1%	—%	0.4%
Organic growth	(6.4)%	(2.8)%	1.2%	5.2%	4.2%	6.4%	5.6%	—%	0.1%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended June 30, 2018
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$213	$288	$140	$143	$171	$42	$55	$(68)	$984
Mark-to-market	—	—	—	—	—	—	—	33	33
Project K and cost reduction activities	(9)	(12)	—	(1)	6	(4)	(3)	(2)	(25)
Adjusted operating profit	$222	$300	$140	$144	$165	$46	$58	$(99)	$976
Foreign currency impact	—	—	—	1	11	—	—	1	13
Currency-neutral adjusted operating profit	$222	$300	$140	$143	$154	$46	$58	$(100)	$963

Year-to-date period ended July 1, 2017
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$(7)	$327	$166	$108	$143	$59	$40	$(171)	$665
Mark-to-market	—	—	—	—	—	—	—	(42)	(42)
Project K and cost reduction activities	(199)	(2)	(1)	(9)	(8)	(4)	(4)	(9)	(236)
Adjusted operating profit	$192	$329	$167	$117	$151	$63	$44	$(120)	$943

% change - 2018 vs. 2017:
Reported growth	2,883.9%	(11.9)%	(15.8)%	32.1%	19.1%	(27.6)%	38.6%	60.1%	48.1%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	38.7%	13.5%
Project K and cost reduction activities	2,867.6%	(3.0)%	0.3%	9.6%	10.0%	(1.6)%	5.0%	4.6%	31.1%
Adjusted growth	16.3%	(8.9)%	(16.1)%	22.5%	9.1%	(26.0)%	33.6%	16.8%	3.5%
Foreign currency impact	—%	—%	—%	0.7%	7.0%	0.7%	(0.5)%	1.2%	1.4%
Currency-neutral adjusted growth	16.3%	(8.9)%	(16.1)%	21.8%	2.1%	(26.7)%	34.1%	15.6%	2.1%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Snacks
This segment consists of crackers, cookies, savory snacks, wholesome snacks and fruit-flavored snacks.

As reported and Currency-neutral net sales were 6.4% lower versus the comparable year-to-date period due primarily to price/mix as a result of the year on year impact of list-price adjustments and rationalization of stock-keeping units related to the DSD exit during the second half of 2017. These impacts were partially offset by offset by improved performance by key brands.

All of our ex-DSD categories experienced year over year gains in velocity during the first half, as we now have a stronger set of SKUs on the shelf which are being supported with brand-building.

The Big 3 crackers brands (Cheez-it, Club and Townhouse) collectively returned to consumption and share growth during the first half of 2018. Pringles, which was never in DSD, grew both consumption and share during the first half of 2018 as a result of our successful flavor-stacking campaign, involving both media and in-store activation, as well as immediate-consumption pack-formats.

Wholesome snacks growth was lead by Rice Krispies Treats, which grew consumption and share during the first half of 2018, driven by innovation and advertising.

As reported operating profit increased significantly due to lower Project K restructuring charges and overhead reductions in conjunction with our DSD transition partially offset by a significant increase in brand investment. Currency-neutral adjusted operating profit increased 16.3% after excluding the impact of restructuring charges.

U.S. Morning Foods
This segment consists of cereal and toaster pastries. As reported and Currency-neutral net sales declined 2.8% as a result of decreased volume on lower cereal consumption, partially offset by favorable pricing/mix.

A focus on food news and brand communication in the adult-oriented Health & Wellness segment helped moderate our declines from 2017. Our share in the cereal category stabilized during the second quarter, with our Core 6 cereal brands collectively resuming share growth. Special K grew consumption and share during the first half of the year as a result of communication around its inner-strength positioning. The second quarter was negatively impacted by a recall on co-manufactured Honey Smacks.

As reported operating profit decreased 11.9% due to higher restructuring charges and lower net sales. Currency-neutral adjusted operating profit decreased 8.9% after excluding restructuring charges.

U.S. Specialty Channels
This segment is comprised of sales of most of our brands through channels such as foodservice, convenience stores, vending, and others. As reported and Currency-neutral net sales improved 1.2% as a result of higher volume and improved pricing/mix.

The Vending, Convenience, and Girls Scouts channels posted strong growth. Foodservice posted a modest decline, against a strong first half of 2017.

As Reported operating profit decreased 15.8% due to a revised allocation of costs between U.S. operating segments. Currency-neutral adjusted operating profit decreased 16.1% after excluding the impact of restructuring charges.

North America Other
This segment is composed of our U.S. Frozen Foods, Kashi Company, Canada, and RXBAR businesses.

As reported net sales increased 20.2% due to the RXBAR acquisition, higher volume, favorable pricing/mix, and favorable foreign currency. Currency-neutral net sales increased 19.2% after excluding the impact of foreign currency. Organic net sales increased 5.2% from the prior year after also excluding RXBAR results, led by growth momentum in U.S. Frozen Foods.

RXBAR consumption and share grew as we continued to expand distribution of core bars.

U.S. Frozen Foods reported increased net sales on higher volume and favorable price/mix. Eggo and Morningstar Farms both grew share and consumption during the first half of the year, benefiting from renovated food and packaging, new innovations, and a focus on core offerings.

In Canada, we posted sales growth during the first half of 2018 on higher volume as we gained share in most of our categories.

As Reported operating profit increased 32.1% due to lower restructuring charges, Project K savings and favorable foreign currency. Currency-neutral adjusted operating profit increased 21.8% after excluding the impact of restructuring charges and foreign currency.

Europe
As Reported net sales increased 11.8% due to favorable foreign currency and higher volume partially offset by unfavorable pricing/mix. Currency-neutral net sales increased 4.2% after excluding the impact of foreign currency.

Growth was led by Pringles, which lapped year-ago promotional disruptions in some markets. Pringles continued to grow across the region, well beyond the markets that experienced last year's disruption.

Cereal currency-neutral net sales declined modestly due to softness in Northern Europe, but trends continue to improve. The U.K. cereal business grew consumption and share during the first half, continuing its improving trend with growth in several brands.

Emerging markets were also a driver of Europe's growth in both cereal and snacks, led by Egypt and Russia.

As reported operating profit increased 19.1% due primarily to sales growth and productivity saving which more than offset a significant increase in Brand Building. The first half also benefited from lower restructuring charges and favorable foreign currency. Currency-neutral adjusted operating profit increased 2.1% after excluding the impact of restructuring charges and foreign currency.

Latin America
As reported net sales improved 4.4% due to increased volume, favorable pricing/mix and favorable foreign currency. Currency-neutral net sales increased 6.4% after excluding the impact of foreign currency.

Mexico posted net sales growth during the year-to-date period, growing consumption and share in cereal, while snacks growth was led by Pringles. Mercosur posted double-digit growth driven by cereal, Pringles, and Parati. Parati continued to grow consumption and share in cookies and crackers in Brazil, and we continue to leverage its presence and expertise in high-frequency stores.

As reported operating profit decreased 27.6%, primarily due to a double-digit increase in Brand Building investment, the expected negative impact of transactional currency exchange on cost of goods sold in the first quarter , and costs related to a Brazilian trucking strike in the second quarter. The positive impact of foreign currency translation was mostly offset by the higher restructuring charges.  Currency-neutral adjusted operating profit decreased 26.7%, after excluding the impact of restructuring charges and foreign currency.

Asia Pacific
As reported net sales improved 36% due to the consolidation of Multipro results and favorable foreign currency partially offset by unfavorable price/mix. Currency-neutral net sales increased 39%, after excluding the impact of foreign currency. Organic net sales increased 5.6% after also excluding the impact of Multipro.

Cereal and wholesome snacks businesses experienced growth across Asia and Africa, including double-digit growth in India, as well as growth in South East Asia and Korea. To achieve this growth, we are executing our emerging market cereal category development model: leveraging the Kellogg master brand, launching affordable and locally relevant innovation, offering the right price/pack combination across retail channels, and expanding the quantity and quality of our distribution.

Our Pringles business posted high single-digit growth for the first half in Asia Pacific. We continue to expand product offerings in certain markets while launching new pack-formats in others, extending the brand's distribution reach.

Australia, our largest market in the region, posted share gains during the first half, continuing its stabilization trend.

As reported operating profit increased 39% due to higher net sales, which include two months of Multipro results, lower restructuring charges, and productivity and brand-building efficiencies as a result of Project K and ZBB initiatives, partially offset by a double-digit increase in brand building. Currency-neutral adjusted operating profit improved 34% after excluding the impact of restructuring and foreign currency.

Corporate
As reported operating profit increased $103 million due primarily to the favorable impact of year on year mark-to-market costs, and lower restructuring costs. Currency-neutral adjusted operating profit improved $20 million after excluding the impact of mark-to-market, restructuring charges, and foreign currency.

Margin performance
Margin performance for the quarter and year-to-date periods of 2018 versus 2017 is as follows:

Quarter	2018	2017	Change vs. prior year (pts.)
Reported gross margin (a)	36.0%	38.5%	(2.5)
Mark-to-market (COGS)	—%	0.1%	(0.1)
Project K and cost reduction activities (COGS)	0.2%	(0.7)%	0.9
Foreign currency impact	0.1%	—%	0.1
Currency-neutral adjusted gross margin	35.7%	39.1%	(3.4)
Reported SG&A%	(21.9)%	(26.4)%	4.5
Mark-to-market (SG&A)	0.1%	0.1%	—
Project K and cost reduction activities (SG&A)	(0.4)%	(2.5)%	2.1
Foreign currency impact	—%	—%	—
Currency-neutral adjusted SG&A%	(21.6)%	(24.0)%	2.4
Reported operating margin	14.1%	12.1%	2.0
Mark-to-market	0.1%	0.2%	(0.1)
Project K and cost reduction activities	(0.2)%	(3.2)%	3.0
Foreign currency impact	0.1%	—%	0.1
Currency-neutral adjusted operating margin	14.1%	15.1%	(1.0)
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

Reported gross margin for the quarter was unfavorable 250 basis points due primarily to the impact of U.S. Snacks transition out of DSD distribution, unfavorable mix, the consolidation of Multipro results, a substantial year-over-year increase in freight costs, and unfavorable mark-to-market impacts. The U.S. Snacks transition out of DSD distribution reflects the elimination of the list price premium, as DSD services are no longer provided, and the inclusion of logistics costs in COGS in a warehouse distribution model. Logistics costs were expensed to SG&A in the DSD model. These impacts were mitigated somewhat by lower restructuring charges and the impact of foreign currency. Currency-neutral adjusted gross margin was unfavorable 340 basis points compared to the second quarter of 2017 after eliminating the impact of mark-to-market, restructuring, and foreign currency.

Reported SG&A% for the quarter was favorable 450 basis points due primarily to overhead savings realized from Project K and lower Project K restructuring charges. Currency-neutral adjusted SG&A% was favorable 240 basis points after excluding the impact of restructuring.

Reported operating margin for the quarter was favorable 200 basis points due to significantly lower restructuring charges as well as productivity savings from Project K restructuring, which includes this year's exit from its U.S. Snacks segment's Direct Store Delivery sales and delivery system. These savings more than offset a substantial year-over-year increase in advertising and promotion investment. Currency-neutral adjusted operating margin was unfavorable 100 basis points after excluding the impact of mark-to-market, restructuring, and foreign currency.

Year-to-date	2018	2017	Change vs. prior year (pts.)
Reported gross margin (a)	36.4%	37.1%	(0.7)
Mark-to-market (COGS)	0.5%	(0.6)%	1.1
Project K and cost reduction activities (COGS)	(0.2)%	(0.6)%	0.4
Foreign currency impact	0.1%	—%	0.1
Currency-neutral adjusted gross margin	36.0%	38.3%	(2.3)
Reported SG&A%	(21.8)%	(26.7)%	4.9
Mark-to-market (SG&A)	—%	—%	—
Project K and cost reduction activities (SG&A)	(0.1)%	(3.1)%	3.0
Foreign currency impact	(0.1)%	—%	(0.1)
Currency-neutral adjusted SG&A%	(21.6)%	(23.6)%	2.0
Reported operating margin	14.6%	10.4%	4.2
Mark-to-market	0.5%	(0.6)%	1.1
Project K and cost reduction activities	(0.3)%	(3.7)%	3.4
Foreign currency impact	—%	—%	—
Currency-neutral adjusted operating margin	14.4%	14.7%	(0.3)
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

Reported gross margin for the year-to-date period was unfavorable 70 basis points due primarily to the impact of U.S. Snacks transition out of DSD distribution, unfavorable mix, the impact of consolidating the Multipro business, and a substantial year-over-year increase in freight costs. The former reflects the elimination of the list price premium, as DSD services are no longer provided, and the inclusion of logistics costs in COGS in a warehouse distribution model. Logistics costs were expensed to SG&A in the DSD model. These impacts were partially mitigated by the favorable year-over-year impacts of mark-to-market, restructuring, and foreign currency. Currency-neutral adjusted gross margin was unfavorable 230 basis points compared to the first half of 2017 after eliminating the impact of mark-to-market, restructuring, and foreign currency.

Reported SG&A% for the year-to-date period was favorable 490 basis points due primarily to overhead savings realized from Project K and lower Project K restructuring charges, more than offsetting a double-digit increase in Brand Building. Currency-neutral adjusted SG&A% was favorable 200 basis points after excluding the impact of restructuring and foreign currency.

Reported operating margin for the year-to-date period was favorable 420 basis points due to significantly lower restructuring charges, favorable market-to-market impact, as well as productivity savings from Project K restructuring, which includes this year's exit from its U.S. Snacks segment's Direct Store Delivery sales and delivery system. These savings more than offset a substantial year-over-year increase in advertising and promotion investment. Currency-neutral adjusted operating margin was unfavorable 30 basis points after excluding the impact of mark-to-market and restructuring.

Our currency-neutral adjusted gross profit, currency-neutral adjusted SG&A, and currency-neutral adjusted operating profit measures are reconciled to the directly comparable GAAP measures as follows:

	Quarter ended		Year-to-date period ended
(millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Reported gross profit (a)	$1,209	$1,225	$2,461	$2,385
Mark-to-market (COGS)	2	6	32	(39)
Project K and cost reduction activities (COGS)	4	(23)	(9)	(36)
Foreign currency impact	—	—	29	—
Currency-neutral adjusted gross profit	$1,203	$1,242	$2,409	$2,460
Reported SG&A	$735	$840	$1,477	$1,720
Mark-to-market (SG&A)	(1)	1	(1)	3
Project K and cost reduction activities (SG&A)	9	75	16	200
Foreign currency impact	(2)	—	16	—
Currency-neutral adjusted SG&A	$729	$764	$1,446	$1,517
Reported operating profit	$474	$385	$984	$665
Mark-to-market	3	5	33	(42)
Project K and cost reduction activities	(5)	(98)	(25)	(236)
Foreign currency impact	2	—	13	—
Currency-neutral adjusted operating profit	$474	$478	$963	$943
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

Since inception, Project K has reduced the Company’s cost structure, and is expected to provide enduring benefits, including an optimized supply chain infrastructure, an efficient global business services model, a global focus on categories, increased agility from a more efficient organization design, and improved effectiveness in go-to-market models.  These benefits are intended to strengthen existing businesses in core markets, increase growth in developing and emerging markets, and drive an increased level of value-added innovation.

We currently anticipate that Project K will result in total pre-tax charges, once all phases are approved and implemented, on the lower end of a range of $1.5 to $1.6 billion, with after-tax cash costs, including incremental capital investments, estimated to be approximately $1.1 billion. Cash expenditures of approximately $950 million have been incurred through the end of fiscal year 2017. Total cash expenditures, as defined, are expected to be approximately $175 million for 2018. Total charges for Project K in 2018 are expected to be approximately $90 to $110 million.
We expect annual cost savings generated from Project K will be on the higher end of a range of approximately $600 to $700 million in 2019. The savings will be realized primarily in selling, general and administrative expense with additional benefit realized in gross profit as cost of goods sold savings are partially offset by negative volume and price impacts resulting from go-to-market business model changes. The overall savings profile of the project reflects our go-to-market initiatives that will impact both selling, general and administrative expense and gross profit. We have realized approximately $480 million of annual savings through the end of 2017. Cost savings have been utilized to increase margins and be strategically invested in areas such as in-store execution, sales capabilities, including adding sales representatives, re-establishing the Kashi business unit, and in the design and quality of our products. We have also invested in production capacity in developing and emerging markets, and in global category teams.
We funded much of the initial cash requirements for Project K through improved working capital. We are now able to fund much of the cash costs for the project through cash on hand as we have started to realize cash savings from the project.
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

Interest expense
For the year-to-date periods ended June 30, 2018 and July 1, 2017, interest expense was $141 million and $124 million, respectively. The increase from the comparable prior year period is due to higher interest rates on floating rate debt as well as Senior Notes issued in November 2017 in conjunction with our acquisition of the RXBAR business, and Senior Notes issued in May 2018 in conjunction with our purchase of additional equity interests in Tolaram Africa Foods, PTE LTD and Multipro.
Income taxes
Our reported effective tax rate for the quarters ended June 30, 2018 and July 1, 2017 was 15% and 26%, respectively. The effective tax rate for the second quarter benefited from the reduction of the U.S. corporate tax rate as well as a tax benefit of $31 million attributable to discretionary pension contributions made in the second quarter of 2018 totaling $250 million, which are designated as 2017 tax year contributions.

The reported effective tax rate for the year-to-date periods ended June 30, 2018 and July 1, 2017 was 14% and 21%, respectively. For the quarter ended June 30, 2018, the effective tax rate benefited from a discretionary pension contribution during the second quarter of 2018, a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring, as well as the reduction in the U.S. corporate tax rate effective at the beginning of 2018. These impacts were mitigated somewhat by an increased weighting of taxable income in higher tax rate jurisdictions versus the prior year. The effective tax rate for the year-to-date period ended July 1, 2017, benefited from a deferred tax benefit of $38 million resulting from the intercompany transfer of intellectual property.

The adjusted effective income tax rate for the quarters ended June 30, 2018 and July 1, 2017 was 15% and 28%, respectively. The adjusted effective income tax rate for the year-to-date periods ended June 30, 2018 and July 1, 2017 was 14% and 24%, respectively. The decreases from the comparable prior year periods are due primarily to the reduction in the U.S. corporate tax rate.

For the full year 2018, we currently expect the effective income tax rate to be approximately 18-19%. Fluctuations in foreign currency exchange rates could impact the expected effective income tax rate as it is dependent upon U.S. dollar earnings of foreign subsidiaries doing business in various countries with differing statutory rates. Additionally, the rate could be impacted by tax legislation and if pending uncertain tax matters, including tax positions that could be affected by planning initiatives, are resolved more or less favorably than we currently expect.

The following table provides a reconciliation of as reported to adjusted income taxes and effective tax rate for the quarter and year-to-date periods ended June 30, 2018 and July 1, 2017.

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Reported income taxes	$70	$102	$137	$145
Mark-to-market	1	3	8	(1)
Project K and cost reduction activities	(1)	(34)	(5)	(80)
Adjusted income taxes	$70	$133	$134	$226
Reported effective income tax rate	15.0%	26.4%	14.0%	20.9%
Mark-to-market	—%	0.1%	0.2%	0.2%
Project K and cost reduction activities	(0.1)%	(1.9)%	(0.2)%	(3.3)%
Adjusted effective income tax rate	15.1%	28.2%	14.0%	24.0%
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

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  The impacts of the extended customer terms programs and the of monetization,and securitization programs are included in our calculation of core working capital and are largely offsetting. Core working capital was improved by the extension of supplier payment terms. These programs are all part of our ongoing working capital management.

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $0.7 billion and $1.5 billion as of June 30, 2018 and July 1, 2017, respectively.

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
The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	June 30, 2018	July 1, 2017
Net cash provided by (used in):
Operating activities	$447	$92
Investing activities	(661)	300
Financing activities	162	(372)
Effect of exchange rates on cash and cash equivalents	28	34
Net increase (decrease) in cash and cash equivalents	$(24)	$54

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the year-to-date period ended June 30, 2018, totaled $447 million, an increase of $355 million over the same period in 2017, as restated, due primarily to the termination of our accounts receivable securitization program at the end of 2017. Collections of deferred purchase price on securitized trade receivables totaled $568 million in the first half of 2017 versus zero in the current period. The year-over-year impact of the accounts receivable securitization program was mitigated somewhat by discretionary pension contributions totaling $250 million during the second quarter of 2018. Exclusive of the impact of accounting changes and the discretionary pension contribution in 2018, year-over-year cash flow increased.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), is approximately negative 6 days and negative one day for the 12 month periods ended June 30, 2018 and July 1, 2017, respectively. Compared with the 12 month period ended July 1, 2017, the 2018 cash conversion cycle was positively impacted by an increase in the days of trade payables outstanding attributable to extended supplier payment terms.
Our pension and other postretirement benefit plan contributions amounted to $274 million and $28 million for the year-to-date periods ended June 30, 2018 and July 1, 2017, respectively. For the full year 2018, we currently expect that our contributions to pension and other postretirement plans will total approximately $287 million. Actual 2018 contributions could be different from our current projections, as influenced by potential discretionary funding of our benefit trusts versus other competing investment priorities.
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

	Year-to-date period ended
(millions)	June 30, 2018	July 1, 2017
Net cash provided by operating activities	$447	$92
Additions to properties	(270)	(268)
Cash flow	$177	$(176)

Investing activities
Our net cash used in investing activities totaled $661 million for the year-to-date period ended June 30, 2018 compared to cash provided of $300 million in the same period of 2017, as restated. The decrease from the prior year was primarily due to the acquisition of an ownership interest in TAF for $381 million during the second quarter of 2018, and the impact of collections of deferred purchase price on securitized trade receivables during the first half of 2017. This program was terminated at the end of 2017.
Financing activities
Our net cash provided by financing activities for the year-to-date period ended June 30, 2018 totaled $162 million compared to net cash used of $372 million during the first half of 2017. The difference is primarily due to an increase in proceeds from net debt issuance during the first half of 2018 versus the comparable prior year period.

In May 2018, we issued $600 million of ten-year 4.30% Senior Notes due 2028 and $400 million of three-year 3.25% Senior Notes due 2021, resulting in aggregate net proceeds after debt discount of $994 million. The proceeds from these Notes were used for general corporate purposes, including the repayment of our $400 million,seven-year 3.25% U.S. Dollar Notes due 2018 at maturity, and the repayment of a portion of our commercial paper borrowings used to finance our acquisition of ownership interests in TAF and Multipro.

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

In December 2017, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares beginning in 2018 through December 2019. Total purchases for the year-to-date period ended June 30, 2018, were 1 million shares for $50 million. Total purchases for the year-to-date period ended July 1, 2017, were 6 million shares for $435 million, of which $390 million was paid during the year-to-date period and $45 million was payable at July 1, 2017.

We paid cash dividends of $374 million in the year-to-date period ended June 30, 2018, compared to $363 million during the same period in 2017. The increase in dividends paid reflects our third quarter 2017 increase in the quarterly dividend to $.54 per common share from the previous $.52 per common share. In July 2018, the board of directors declared a dividend of $.56 per common share, payable on September 17, 2018 to shareholders of record at the close of business on September 4, 2018.  The dividend is broadly in line with our current plan to maintain our long-term dividend pay-out of approximately 50% of adjusted net income.

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

During 2016, we initiated a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $1,033 million (increased from $988 million as of March 31, 2018, reflecting the execution of an amendment to the second monetization program on June 26, 2018), but may be increased as additional financial institutions are added to the Monetization Programs. Accounts receivable sold of $936 million and $601 million remained outstanding under this arrangement as of June 30, 2018 and December 30, 2017, respectively.

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

Future outlook
The Company updated financial guidance for 2018 based on first half momentum, as well as a lower effective tax rate.

We expect currency-neutral net sales to be up 4-5% in 2018, up from our previous guidance of 3-4%. This reflects stronger-than-expected organic growth in the first half. The new guidance implies full-year organic net sales to be flat to down 1%, which still includes a negative impact of 1% from U.S. Snacks’ DSD transition, including its list-price adjustment and rationalization of SKUs. Acquisitions, namely RXBAR and Multipro, are still expected to account for 4-6 percentage points of growth.

We expect currency-neutral adjusted operating profit will be up 5-7% in 2018. While net sales outlook is increased, the Company is holding its operating profit forecast to its existing range to reflect a prudent view toward mix trends, cost pressures, and potential increases to brand investment. Less than half of this year-on-year growth remains related to the acquisitions of RXBAR and Multipro, while the rest of the growth is driven by our underlying business, even after a strong increase in Brand Building investment.

Finally, we expect currency-neutral adjusted EPS to grow in the range of 11-13% in 2018, from previous guidance of 9-11%, driven by various incremental tax benefits, including the tax benefit related to the second quarter discretionary pension contribution. Specifically, the Company's effective tax rate is now expected to be 18-19% in 2018.

During the second quarter, we elected to make a discretionary pension contribution of $250 million designated for the 2017 tax year to deduct at the pre-Tax Reform corporate tax rate. To reflect this contribution, the Company now projects Net cash provided by operating activities of approximately $1.5 billion in 2018, driven by higher net income, sustained working-capital improvement, and benefits from U.S. Tax Reform. Additionally, we are increasing planned capital expenditure by slightly less than $50 million, to fund growth initiatives such as single-serve pack formats and emerging market capacity.

Impact of certain items excluded from Non-GAAP guidance:	Net sales	Operating profit	EPS
Project K and cost reduction activities (pre-tax)		$90-110M	$0.27-$0.32
Income tax benefit applicable to adjustments, net**			$0.05 - $0.06
Currency-neutral adjusted guidance*	4-5%	5-7%	11-13%
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

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
Approximate
(billions)	Full Year 2018
Net cash provided by (used in) operating activities	$1.5
Additions to properties	($.5)
Cash Flow	$1.0

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

•	the ability to realize the benefits we expect from the adoption of zero-based budgeting in the amounts and at the times expected;

•	the ability to realize the anticipated benefits from our implementation of a more formal revenue growth management discipline;

•	the ability to realize the anticipated benefits and synergies from acquired businesses in the amounts and at the times expected;

•	the impact of competitive conditions;

•	the effectiveness of pricing, advertising, and promotional programs;

•	the success of innovation, renovation and new product introductions;

•	the recoverability of the carrying value of goodwill and other intangibles;

•	the success of productivity improvements and business transitions;

•	commodity and energy prices;

•	labor and transportation costs;

•	disruptions or inefficiencies in supply chain;

•	the availability of and interest rates on short-term and long-term financing;

•	actual market performance of benefit plan trust investments;

•	the levels of spending on systems initiatives, properties, business opportunities, integration of acquired businesses, and other general and administrative costs;

•	changes in consumer behavior and preferences;

•	the effect of U.S. and foreign economic conditions on items such as interest rates, statutory tax rates, currency conversion and availability;

•	legal and regulatory factors including changes in food safety, advertising and labeling laws and regulations;

•	the ultimate impact of product recalls;

•	adverse changes in global climate or extreme weather conditions;

•	business disruption or other losses from natural disasters, war, terrorist acts, or political unrest; and,

•	the risks and uncertainties described herein under Part II, Item 1A.

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
Refer to disclosures contained within Item 7A of our 2017 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of June 30, 2018.
During 2018, we entered into forward starting interest rate swaps with notional amounts totaling $300 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate debt to be used for general corporate purposes. These swaps were designated as cash flow hedges. The forward starting interest rate swaps were settled upon issuance of fixed rate debt. A resulting aggregate gain immaterial to the financial statements was recorded in accumulated other comprehensive income (loss) and will be amortized as interest expense over the life of the related fixed rate debt. Refer to Note 6 within Notes to Consolidated Financial Statements for further information related to the fixed rate debt issuance.

During 2018, we entered into cross currency swaps with notional amounts totaling approximately $696 million, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. The cross currency swaps were still outstanding as of June 30, 2018, representing a settlement receivable of $29M.
We have interest rate swaps with notional amounts totaling $1.5 billion and $2.3 billion outstanding at June 30, 2018 and December 30, 2017, respectively, representing a net settlement obligation of $25 million and $54 million, respectively. The interest rate swaps are designated as fair value hedges of certain U.S. Dollar debt. During the year-to-date period ended June 30, 2018, we settled interest rate swaps with notional amounts totaling approximately $869 million which were previously designated as fair value hedges of certain U.S. Dollar Notes. We recorded an aggregate loss of $49 million related to the settled swaps that will be amortized as interest expense over the life of the related fixed rate debt. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $21 million and $27 million at June 30, 2018 and December 30, 2017, respectively.
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
As of June 30, 2018, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Kellogg’s Project K initiative which includes the reorganization and relocation of certain financial, information technology, and logistics and distribution processes; internal to the organization was initiated in 2014. This initiative is expected to continue through 2018 and will continue to impact the design of our control framework. During efforts associated with Project K, we have implemented additional controls to monitor and maintain appropriate internal controls over financial reporting. There were no other changes during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In December 2017, the board of directors approved an authorization to repurchase of up to $1.5 billion of our common stock beginning in January 2018 through December 2019. This authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. During the second quarter of 2018, the Company repurchased 0.8 million shares for a total of $50 million.
The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended June 30, 2018.

(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
4/1/2018 - 4/28/2018	—	$—	—	$1,500
Month #2:
4/29/2018 - 5/26/2018	0.8	$61.29	0.8	$1,450
Month #3:
5/27/2018 - 6/30/2018	—	$—	—	$1,450
Total	0.8	$61.29	0.8

Item 6. Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Fareed Khan
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Fareed Khan
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: August 3, 2018

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