Form 10-Q
period 2018-09-29
KELLOGG CO
filed 2018-11-01
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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
Yes  ☐    No  ☒
Common Stock outstanding as of October 27, 2018 — 347,021,144 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	September 29, 2018 (unaudited)	December 30, 2017
Current assets
Cash and cash equivalents	$309	$281
Accounts receivable, net	1,612	1,389
Inventories	1,319	1,217
Other current assets	163	149
Total current assets	3,403	3,036
Property, net	3,639	3,716
Goodwill	6,055	5,504
Other intangibles, net	3,372	2,639
Investments in unconsolidated entities	422	429
Other assets	1,223	1,027
Total assets	$18,114	$16,351
Current liabilities
Current maturities of long-term debt	$6	$409
Notes payable	202	370
Accounts payable	2,367	2,269
Other current liabilities	1,455	1,474
Total current liabilities	4,030	4,522
Long-term debt	8,715	7,836
Deferred income taxes	752	355
Pension liability	513	839
Other liabilities	489	605
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	883	878
Retained earnings	7,929	7,069
Treasury stock, at cost	(4,357)	(4,417)
Accumulated other comprehensive income (loss)	(1,512)	(1,457)
Total Kellogg Company equity	3,048	2,178
Noncontrolling interests	567	16
Total equity	3,615	2,194
Total liabilities and equity	$18,114	$16,351
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$3,469	$3,246	$10,230	$9,669
Cost of goods sold	2,293	2,074	6,593	6,112
Selling, general and administrative expense	780	839	2,257	2,559
Operating profit	396	333	1,380	998
Interest expense	72	64	213	188
Other income (expense), net	130	117	269	268
Income before income taxes	454	386	1,436	1,078
Income taxes	69	101	206	246
Earnings (loss) from unconsolidated entities	(2)	3	196	5
Net income	383	288	1,426	837
Net income (loss) attributable to noncontrolling interests	3	—	6	—
Net income attributable to Kellogg Company	$380	$288	$1,420	$837
Per share amounts:
Basic earnings	$1.10	$0.83	$4.10	$2.40
Diluted earnings	$1.09	$0.83	$4.07	$2.38
Dividends	$0.56	$0.54	$1.64	$1.58
Average shares outstanding:
Basic	347	345	346	348
Diluted	349	348	349	351
Actual shares outstanding at period end			347	345
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended September 29, 2018			Year-to-date period ended September 29, 2018
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$383			$1,426
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5)	$(7)	(12)	$(29)	$(34)	(63)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	—	—	—	3	(1)	2
Reclassification to net income	2	(1)	1	6	(2)	4
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	(1)	—	(1)	(3)	—	(3)
Prior service cost	(1)	—	(1)	(1)	—	(1)
Other comprehensive income (loss)	$(5)	$(8)	$(13)	$(24)	$(37)	$(61)
Comprehensive income			$370			$1,365
Net Income (loss) attributable to noncontrolling interests			3			6
Other comprehensive income (loss) attributable to noncontrolling interests			(2)			(6)
Comprehensive income attributable to Kellogg Company			$369			$1,365

	Quarter ended September 30, 2017			Year-to-date period ended September 30, 2017
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$288			$837
Other comprehensive income (loss):
Foreign currency translation adjustments	$(6)	$33	27	$4	$99	103
Cash flow hedges:
Reclassification to net income	3	(1)	2	7	(2)	5
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience loss	—	—	—	1	—	1
Other comprehensive income (loss)	$(3)	$32	$29	$12	$97	$109
Comprehensive income			$317			$946
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 31, 2016	420	$105	$806	$6,552	69	$(3,997)	$(1,575)	$1,891	$16	$1,907
Common stock repurchases					7	(516)		(516)		(516)
Net income				1,254				1,254	—	1,254
Dividends				(736)				(736)		(736)
Other comprehensive income							118	118	—	118
Stock compensation			66					66		66
Stock options exercised and other	1		6	(1)	(1)	96		101		101
Balance, December 30, 2017	421	$105	$878	$7,069	75	$(4,417)	$(1,457)	$2,178	$16	$2,194
Common stock repurchases					2	(120)		(120)		(120)
Net income				1,420				1,420	6	1,426
Acquisition of noncontrolling interest - Multipro								—	552	552
Dividends				(568)				(568)	(1)	(569)
Other comprehensive income							(55)	(55)	(6)	(61)
Stock compensation			42					42		42
Stock options exercised and other			(37)	8	(3)	180		151		151
Balance, September 29, 2018	421	$105	$883	$7,929	74	$(4,357)	$(1,512)	$3,048	$567	$3,615
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	September 29, 2018	September 30, 2017
Operating activities
Net income	$1,426	$837
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	374	366
Postretirement benefit plan expense (benefit)	(188)	(191)
Deferred income taxes	99	(21)
Stock compensation	42	53
Gain on unconsolidated entities, net	(200)	—
Other	(91)	46
Postretirement benefit plan contributions	(279)	(33)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(139)	(1,168)
Inventories	(67)	78
Accounts payable	103	135
All other current assets and liabilities	(154)	88
Net cash provided by (used in) operating activities	926	190
Investing activities
Additions to properties	(389)	(374)
Collections of deferred purchase price on securitized trade receivables	—	945
Acquisitions, net of cash acquired	(28)	4
Investments in unconsolidated entities	(389)	—
Acquisition of cost method investments	(6)	(6)
Other	27	(1)
Net cash provided by (used in) investing activities	(785)	568
Financing activities
Net issuances (reductions) of notes payable	(198)	134
Issuances of long-term debt	993	656
Reductions of long-term debt	(401)	(626)
Net issuances of common stock	160	87
Common stock repurchases	(120)	(516)
Cash dividends	(568)	(550)
Other	(2)	—
Net cash provided by (used in) financing activities	(136)	(815)
Effect of exchange rate changes on cash and cash equivalents	23	44
Increase (decrease) in cash and cash equivalents	28	(13)
Cash and cash equivalents at beginning of period	281	280
Cash and cash equivalents at end of period	$309	$267

Supplemental cash flow disclosures
Interest paid	$153	$149
Income taxes paid	$163	$279

Supplemental cash flow disclosures of non-cash investing activities:
Beneficial interests obtained in exchange for securitized trade receivables	$—	$951
Additions to properties included in accounts payable	$98	$85
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended September 29, 2018 (unaudited)
Note 1 Accounting policies

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

The condensed balance sheet information at December 30, 2017 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended September 29, 2018 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with certain third parties to provide accounts payable tracking systems which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into these agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under these arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of September 29, 2018, $889 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $664 million of those payment obligations to participating financial institutions. As of December 30, 2017, $850 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $674 million of those payment obligations to participating financial institutions.

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
Impacts to Previously Reported Results
Adoption of the standards related to revenue recognition, pension and cash flow impacted our previously reported results as follows:

(Dollars in millions, except per share data)	As of December 30, 2017
Consolidated Balance Sheet	Previously Reported	Revenue Recognition ASU	Restated
Other assets	$1,026	$1	$1,027
Other current liabilities	$1,431	$43	$1,474
Deferred income taxes	$363	$(8)	$355
Retained earnings	$7,103	$(34)	$7,069

(Dollars in millions, except per share data)	Quarter ended September 30, 2017
Consolidated Statement of Income	Previously Reported	Revenue Recognition ASU	Pension ASU	Restated
Net sales	$3,273	$(27)	$—	$3,246
Cost of goods sold	$2,041	$(21)	$54	$2,074
Selling, general and administrative expense	$768	$6	$65	$839
Other income (expense), net	$(2)	$—	$119	$117
Income taxes	$104	$(3)	$—	$101
Net income	$297	$(9)	$—	$288
Per share amounts:
Basic earnings	$0.86	$(0.03)	$—	$0.83
Diluted earnings	$0.85	$(0.02)	$—	$0.83

(Dollars in millions, except per share data)	Year-to-date period ended September 30, 2017
Consolidated Statement of Income	Previously Reported	Revenue Recognition ASU	Pension ASU	Restated
Net sales	$9,714	$(45)	$—	$9,669
Cost of goods sold	$6,013	$(54)	$153	$6,112
Selling, general and administrative expense	$2,424	$15	$120	$2,559
Other income (expense), net	$(5)	$—	$273	$268
Income taxes	$248	$(2)	$—	$246
Net income	$841	$(4)	$—	$837
Per share amounts:
Basic earnings	$2.41	$(0.01)	$—	$2.40
Diluted earnings	$2.39	$(0.01)	$—	$2.38

(Dollars in millions, except per share data)	Year-to-date period ended September 30, 2017
Consolidated Statement of Cash Flows	Previously Reported	Revenue Recognition ASU	Cash Flow ASU	Restated
Net income	$841	$(4)	$—	$837
Deferred income taxes	$(20)	$(1)	$—	$(21)
Other	$32	$—	$14	$46
Trade receivables	$(223)	$—	$(945)	$(1,168)
All other current assets and liabilities, net	$83	$5	$—	$88
Net cash provided by (used in) operating activities	$1,121	$—	$(931)	$190
Collections of deferred purchase price on securitized trade receivables	$—	$—	$945	$945
Investment in unconsolidated entities, net proceeds	$14	$—	$(14)	$—
Net cash provided by (used in) investing activities	$(363)	$—	$931	$568

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

Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15: Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and can be applied retrospectively or prospectively. Early adoption is permitted. The Company is currently assessing when to adopt the ASU and the impact of adoption.

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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of September 29, 2018 and December 30, 2017 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Monetization Programs
The Company has two Monetization Programs, for a discrete group of customers, to sell, on a revolving basis, certain trade accounts receivable invoices to third party financial institutions. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is $1,033 million (increased from $988 million as of March 31, 2018, reflecting the execution of an amendment to the second monetization program on June 26, 2018).  Accounts receivable sold of $942 million and $601 million remained outstanding under these arrangements as of September 29, 2018 and December 30, 2017, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $7 million and $20 million for the quarter and year-to-date periods ended September 29, 2018, respectively and was $3 million and $8 million for the quarter and year-to-date periods ended September 30, 2017, respectively. The recorded loss is included in Other income and expense.
Securitization Program
Between July 2016 and December 2017, the Company had a Securitization Program with a third party financial institution. Under the program, the Company received cash consideration of up to $600 million and a deferred purchase price asset for the remainder of the purchase price. Transfers under the Securitization Program were accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. This Securitization Program utilized Kellogg Funding Company (Kellogg Funding), a wholly-owned subsidiary of the Company. Kellogg Funding's sole business consisted of the purchase of receivables, from its parent or other subsidiary and subsequent transfer of such receivables and related assets to financial institutions. Although Kellogg Funding is included in the Company's consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of Kellogg Funding assets prior to any assets or value in Kellogg Funding becoming available to the Company or its subsidiaries. The assets of Kellogg Funding are not available to pay creditors of the Company or its subsidiaries. The Securitization Program was structured to expire in July 2018, but was terminated at the end of 2017. In March 2018 the Company substantially replaced the securitization program with the second monetization program. Kellogg Funding had no creditors and held no assets at September 29, 2018.

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

The recorded net loss on sale of receivables for the year-to-date period ended September 30, 2017 is included in Other income and expense and is not material.

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $23 million and $86 million remained outstanding under these programs as of September 29, 2018 and December 30, 2017, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on the sale of these receivables is included in Other income and expense and is not material.

Note 3 Acquisitions, West Africa investments, goodwill and other intangible assets

Multipro acquisition
On May 2, 2018, the Company (i) acquired an incremental 1% ownership interest in Multipro, a leading distributor of a variety of food products in Nigeria and Ghana, and (ii) exercised its call option (Purchase Option) to acquire a 50% interest in Tolaram Africa Foods, PTE LTD (TAF), a holding company with a 49% equity interest in an affiliated food manufacturer, resulting in the Company having a 24.5% interest in the affiliated food manufacturer. The aggregate cash consideration paid was approximately $419 million and was funded through cash on hand and short-term borrowings, which was refinanced with long-term borrowings in May 2018. As part of the consideration for the acquisition, an escrow established in connection with the original Multipro investment in 2015, which represented a significant portion of the amount paid for the Company’s initial investment, was released by the Company. The amount paid to exercise the Purchase Option was subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the exercise date compared to targeted amounts. These adjustments were finalized during the quarter ended September 29, 2018 and resulted in an increase in the purchase price of $1 million.

As a result of the Company’s incremental ownership interest in Multipro and concurrent changes to the shareholders' agreement, the Company now has a 51% controlling interest in and began consolidating Multipro. Accordingly, the acquisition was accounted for as a business combination and the assets and liabilities of Multipro were included in the September 29, 2018 Consolidated Balance Sheet and the results of its operations have been included in the Consolidated Statement of Income subsequent to the acquisition date. The aggregate of the consideration paid and the fair value of previously held equity interest totaled $626 million, or $617 million net of cash acquired. The Multipro investment was previously accounted for under the equity method of accounting and the Company recorded our share of equity income or loss from Multipro within Earnings (loss) from unconsolidated entities. In connection with the business combination, the Company recognized a one-time, non-cash gain on the disposition of our previously held equity interest in Multipro of $245 million, which is included within Earnings (loss) from unconsolidated entities.

The assets and liabilities are included in the Consolidated Balance Sheet as of September 29, 2018 within the Asia-Pacific reporting segment. The acquired assets and assumed liabilities include the following:

(millions)	May 2, 2018
Current assets	$118
Property	41
Goodwill	612
Intangible assets subject to amortization, primarily customer relationships	425
Intangible assets not subject to amortization, primarily distribution rights	373
Deferred tax liability	(252)
Other liabilities	(148)
Noncontrolling interest	(552)
$617

The amounts in the above table represent the preliminary allocation of purchase price and are subject to revision when valuations are finalized for intangible assets, which are expected in 2018. The goodwill from the acquisition is not expected to be deductible for income tax purposes. During the quarter ended September 29, 2018, goodwill and deferred tax liabilities were decreased by $4 million in conjunction with an updated allocation of the purchase price.

Multipro contributed net sales of $328 million and net earnings of $6 million since the acquisition, including transaction fees and integration costs. The Company's consolidated unaudited pro forma historical net sales and net income, as if Multipro had been acquired at the beginning of 2017, exclusive of the non-cash $245 million gain on the disposition of the equity interest recognized in the second quarter of 2018, are estimated as follows:

	Quarter ended		Year-to-date period ended
(millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales	$3,469	$3,412	$10,511	$10,151
Net Income attributable to Kellogg Company	$380	$289	$1,420	$837

Investment in TAF
The investment in TAF, our interest in an affiliated food manufacturer, is accounted for under the equity method of accounting with the Company’s share of equity income or loss being recognized within Earnings (loss) from unconsolidated entities. The $458 million aggregate of the consideration paid upon exercise and the historical cost value of the Put Option was compared to the estimated fair value of the Company’s ownership percentage of TAF and the Company recognized a one-time, non-cash loss of $45 million within Earnings (loss) from unconsolidated entities, which represents an other than temporary excess of cost over fair value of the investment. The difference between the carrying amount of TAF and the underlying equity in net assets is primarily attributable to brand and customer list intangible assets, a portion of which is being amortized over future periods, and goodwill.

RX acquisition
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

For the year-to-date period ended September 29, 2018, the acquisition added $167 million of net sales and an immaterial profitability impact to the Company's North America Other reporting segment.

The assets and liabilities are included in the Consolidated Balance Sheet as of September 29, 2018 within the North America Other reporting segment. The acquired assets and assumed liabilities include the following:

(millions)	October 27, 2017
Current assets	$42
Goodwill	373
Intangible assets, primarily indefinite-lived brands	203
Current liabilities	(23)
$595

The amounts in the above table represent the final allocation of purchase price as of September 29, 2018, which resulted in a $2 million increase in amortizable intangible assets with a corresponding reduction of goodwill during the first quarter of 2018.

Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer lists, and indefinite-lived intangible assets, consisting of brands and distribution agreements, are presented in the following tables:

Carrying amount of goodwill

(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 30, 2017	$3,568	$131	$82	$836	$414	$244	$229	$5,504
Additions	—	—	—	—	—	—	616	616
Purchase price allocation adjustment	—	—	—	(1)	—	—	(4)	(5)
Purchase price adjustment	—	—	—	(1)	—	—	—	(1)
Currency translation adjustment	—	—	—	(1)	(15)	(30)	(13)	(59)
September 29, 2018	$3,568	$131	$82	$833	$399	$214	$828	$6,055

Intangible assets subject to amortization

Gross carrying amount
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 30, 2017	$42	$8	$—	$22	$45	$74	$10	$201
Additions	—	—	—	—	—	—	425	425
Purchase price allocation adjustment	—	—	—	2	—	—	—	2
Currency translation adjustment	—	—	—	—	(1)	(13)	(5)	(19)
September 29, 2018	$42	$8	$—	$24	$44	$61	$430	$609

Accumulated Amortization
December 30, 2017	$22	$8	$—	$5	$18	$10	$4	$67
Amortization	2	—	—	1	2	3	8	16
Currency translation adjustment	—	—	—	—	—	(2)	—	(2)
September 29, 2018	$24	$8	$—	$6	$20	$11	$12	$81

Intangible assets subject to amortization, net
December 30, 2017	$20	$—	$—	$17	$27	$64	$6	$134
Additions	—	—	—	—	—	—	425	425
Purchase price allocation adjustment	—	—	—	2	—	—	—	2
Amortization	(2)	—	—	(1)	(2)	(3)	(8)	(16)
Currency translation adjustment	—	—	—	—	(1)	(11)	(5)	(17)
September 29, 2018	$18	$—	$—	$18	$24	$50	$418	$528
For intangible assets in the preceding table, amortization was $16 million and $8 million for the year-to-date periods ended September 29, 2018 and September 30, 2017, respectively. The currently estimated aggregate annual amortization expense for full-year 2018 is approximately $23 million.
Intangible assets not subject to amortization

(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 30, 2017	$1,625	$—	$—	$360	$434	$86	$—	$2,505
Additions	—	—	—	—	—	—	373	373
Currency translation adjustment	—	—	—	—	(13)	(16)	(5)	(34)
September 29, 2018	$1,625	$—	$—	$360	$421	$70	$368	$2,844

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

Total Projects
During the quarter ended September 29, 2018, the Company recorded total net charges of $34 million across all restructuring and cost reduction activities. The charges were comprised of a $49 million expense recorded in cost of goods sold (COGS), a $15 million expense recorded in selling, general and administrative (SG&A) expense and a $(30) million net curtailment gain related to the freeze of certain European pension plans recorded in other (income) expense, net (OIE). During the year-to-date period ended September 29, 2018, the Company recorded total net charges of $59 million across all restructuring and cost reduction activities. The charges were comprised of $58 million recorded in COGS, $31 million recorded in SG&A expense and a net gain of $(30) million recorded in OIE.
During the quarter ended September 30, 2017, the Company recorded total charges of $1 million across all restructuring and cost reduction activities. The charges were comprised of $49 million recorded in COGS, $86 million recorded in SG&A expense and $(134) million net gain recorded in OIE. During the year-to-date period ended September 30, 2017, the Company recorded total charges of $239 million across all restructuring and cost reduction activities. The charges were comprised of $85 million recorded in COGS, $287 million recorded in SG&A expense and $(133) million net gain recorded in OIE.
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
The Company currently expects that total pre-tax charges related to Project K will impact reportable segments as follows: U.S. Snacks (approximately 32%), U.S. Morning Foods (approximately 17%), U.S. Specialty Channels (approximately 1%), North America Other (approximately 15%), Europe (approximately 22%), Latin America (approximately 3%), Asia-Pacific (approximately 6%), and Corporate (approximately 4%).

Since the inception of Project K, the Company has recognized charges of $1,436 million that have been attributed to the program. The charges consist of $6 million recorded as a reduction of revenue, $852 million recorded in COGS, $745 million recorded in SG&A, and $(167) million recorded in OIE.

The tables below provide the details for charges incurred during the quarters and year-to-date periods ended September 29, 2018 and September 30, 2017 and program costs to date for programs currently active as of

September 29, 2018.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018
Employee related costs	$17	$31	$22	$166	$556
Pension curtailment (gain) loss, net	(30)	(134)	(30)	(133)	(167)
Asset related costs	10	38	—	68	269
Asset impairment	14	—	14	—	169
Other costs	23	66	53	138	609
Total	$34	$1	$59	$239	$1,436

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017	September 29, 2018
U.S. Snacks	$4	$106	13	$305	$516
U.S. Morning Foods	19	14	31	16	282
U.S. Specialty Channels	1	—	1	1	22
North America Other	20	4	21	13	161
Europe	(16)	13	(22)	21	308
Latin America	3	2	7	6	34
Asia Pacific	2	1	5	5	92
Corporate	1	(139)	3	(128)	21
Total	$34	$1	$59	$239	$1,436
Employee related costs consist primarily of severance and related benefits. Pension curtailment (gain) loss consists of curtailment gains or losses that resulted from project initiatives. Asset related costs consist primarily of accelerated depreciation. During the year-to-date period ended ended September 29, 2018, a gain was recognized related to the sale of a manufacturing facility in Europe that was previously impacted as part of Project K. Asset impairments were recorded for fixed assets that were determined to be impaired and were written down to their estimated fair value. Other costs consist of lease termination costs as well as third-party incremental costs related to the development and implementation of global business capabilities and a more efficient go-to-market model.
At September 29, 2018 total project reserves were $83 million, related to severance payments and other costs of which a substantial portion will be paid in 2018 and 2019. The following table provides details for exit cost reserves.

	Employee Related Costs	Pension curtailment (gain) loss, net	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 31, 2017	$97	$—	$—	$—	$63	$160
2018 restructuring charges	22	(30)	14	—	53	59
Cash payments	(52)	—	—	(3)	(103)	(158)
Non-cash charges and other	—	30	(14)	6	—	22
Liability as of September 29, 2018	$67	$—	$—	$3	$13	$83

Note 5 Equity
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. Basic earnings per share is reconciled to diluted earnings per share in the following table. There were 7 million and 6 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended September 29, 2018, respectively. There were 5 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended September 30, 2017, respectively.

Quarters ended September 29, 2018 and September 30, 2017:

(millions, except per share data)	Net income	Average shares outstanding	Earnings per share
2018
Basic	$380	347	$1.10
Dilutive potential common shares		2	(0.01)
Diluted	$380	349	$1.09
2017
Basic	$288	345	$0.83
Dilutive potential common shares		3	—
Diluted	$288	348	$0.83

Year-to-date periods ended September 29, 2018 and September 30, 2017:

(millions, except per share data)	Net income	Average shares outstanding	Earnings per share
2018
Basic	$1,420	346	$4.10
Dilutive potential common shares		3	(0.03)
Diluted	$1,420	349	$4.07
2017
Basic	$837	348	$2.40
Dilutive potential common shares		3	(0.02)
Diluted	$837	351	$2.38

In December 2017, the board of directors approved a new authorization to repurchase up to $1.5 billion of our common stock beginning in January 2018 through December 2019. As of September 29, 2018, $1.4 billion remains available under the authorization.
During the year-to-date period ended September 29, 2018, the Company repurchased approximately 2 million shares of common stock for a total of $120 million. During the year-to-date period ended September 30, 2017, the Company repurchased approximately 7 million shares of common stock for a total of $516 million.

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
Reclassifications out of AOCI for the quarter and year-to-date periods ended September 29, 2018 and September 30, 2017, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended September 29, 2018	Year-to-date period ended September 29, 2018
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$—	$—	COGS
Interest rate contracts	2	6	Interest expense
	$2	$6	Total before tax
	(1)	(2)	Tax expense (benefit)
	$1	$4	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$(1)	$(3)	OIE
	$(1)	$(3)	Total before tax
	—	—	Tax expense (benefit)
	$(1)	$(3)	Net of tax
Total reclassifications	$—	$1	Net of tax

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended September 30, 2017	Year-to-date period ended September 30, 2017
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$—	$(1)	COGS
Interest rate contracts	3	8	Interest expense
	$3	$7	Total before tax
	(1)	(2)	Tax expense (benefit)
	$2	$5	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$—	$1	See Note 8 for further details
	$—	$1	Total before tax
	—	—	Tax expense (benefit)
	$—	$1	Net of tax
Total reclassifications	$2	$6	Net of tax

Accumulated other comprehensive income (loss), net of tax, as of September 29, 2018 and December 30, 2017 consisted of the following:

(millions)	September 29, 2018	December 30, 2017
Foreign currency translation adjustments	$(1,483)	$(1,426)
Cash flow hedges — unrealized net gain (loss)	(55)	(61)
Postretirement and postemployment benefits:
Net experience loss	31	34
Prior service cost	(5)	(4)
Total accumulated other comprehensive income (loss)	$(1,512)	$(1,457)
Note 6 Debt
The following table presents the components of notes payable at September 29, 2018 and December 30, 2017:

	September 29, 2018		December 30, 2017
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate (a)
U.S. commercial paper	$76	2.29%	$196	1.76%
Europe commercial paper	—	—%	96	(0.32)%
Bank borrowings	126		78
Total	$202		$370
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

In May 2017, the Company issued €600 million (approximately $697 million USD at September 29, 2018, which reflects the discount and translation adjustments) of five-year 0.80% Euro Notes due 2022, resulting in aggregate net proceeds after debt discount of $656 million. The proceeds from these Notes were used for general corporate purposes, including repayment of the Company's $400 million, five-year 1.75% U.S. Dollar Notes due 2017 at maturity. The Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions, as well as a change of control provision. The Notes were designated as a net investment hedge of the Company's investment in its Europe subsidiary when issued.

During the second quarter of 2017, the Company repaid its Cdn.$300 million three year 2.05% Canadian Dollar Notes.

As of September 29, 2018, the Company has entered into interest rate swaps with notional amounts totaling $1.3 billion, which effectively converts a portion of the associated U.S. Dollar Notes and Euro Notes from fixed rate to floating rate obligations. These derivative instruments are designated as fair value hedges. The effective interest rates on debt obligations resulting from the Company’s interest rate swaps as of September 29, 2018 were as follows: (a) ten-year 4.15% U.S. Dollar Notes due 2019 – 3.48%; (b) ten-year 4.00% U.S. Dollar Notes due 2020 – 3.41%; (c) ten-year 3.125% U.S. Dollar Notes due 2022 – 3.88%; (d) ten-year 2.75% U.S. Dollar Notes due 2023 – 4.02%; (e) seven-year 2.65% U.S. Dollar Notes due 2023 – 3.42%; (f) eight-year 1.00% Euro Notes due 2024 – 0.71%; (g) ten-year 1.25% Euro Notes due 2025 - 1.31% and (h) ten-year 3.25% U.S. Notes due 2026 – 4.07%.
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
The Company classifies pre-tax stock compensation expense in COGS and SG&A expense principally within its Corporate segment. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended		Year-to-date period ended
(millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Pre-tax compensation expense	$13	$18	$46	$57
Related income tax benefit	$3	$7	$11	$21
As of September 29, 2018, total stock-based compensation cost related to non-vested awards not yet recognized was $101 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Stock options
During the year-to-date periods ended September 29, 2018 and September 30, 2017, the Company granted non-qualified stock options to eligible employees as presented in the following activity tables. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2017 Annual Report on Form 10-K.

Year-to-date period ended September 29, 2018:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	14	$64
Granted	3	70
Exercised	(2)	58
Forfeitures and expirations	(1)	71
Outstanding, end of period	14	$66	6.6	$77
Exercisable, end of period	10	$63	5.6	$76
Year-to-date period ended September 30, 2017:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)

Outstanding, beginning of period	15	$62
Granted	2	73
Exercised	(1)	57
Forfeitures and expirations	(1)	70
Outstanding, end of period	15	$64	6.8	$37
Exercisable, end of period	10	$60	5.8	$37

The weighted-average grant date fair value of options granted was $10.00 per share and $10.14 per share for the year-to-date periods ended September 29, 2018 and September 30, 2017, respectively. The fair value was estimated using the following assumptions:

	Weighted- average expected volatility	Weighted- average expected term (years)	Weighted- average risk-free interest rate	Dividend yield
Grants within the year-to-date period ended September 29, 2018:	18%	6.6	2.82%	3.00%
Grants within the year-to-date period ended September 30, 2017:	18%	6.6	2.26%	2.80%
The total intrinsic value of options exercised was $33 million and $21 million for the year-to-date periods ended September 29, 2018 and September 30, 2017, respectively.
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
A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of adjusted net sales growth achievement. Compensation cost related to adjusted net sales growth performance is revised for changes in the expected outcome. The 2018 target grant currently corresponds to approximately 175,000 shares, with a grant-date fair value of $72 per share.

Based on the market price of the Company’s common stock at September 29, 2018, the maximum future value that could be awarded to employees on the vesting date for all outstanding performance share awards was as follows:

(millions)	September 29, 2018
2016 Award	$18
2017 Award	$15
2018 Award	$25
The 2015 performance share award, payable in stock, was settled at 75% of target in February 2018 for a total dollar equivalent of $8 million.
Other stock-based awards
During the year-to-date period ended September 29, 2018, the Company granted restricted stock units and a nominal number of restricted stock awards to eligible employees as presented in the following table. Terms of these grants and the Company’s method of determining grant-date fair value were consistent with that described within the stock compensation footnote in the Company’s 2017 Annual Report on Form 10-K.
Year-to-date period ended September 29, 2018:

Employee restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	1,673	$65
Granted	729	63
Vested	(451)	59
Forfeited	(203)	64
Non-vested, end of period	1,748	$66
Year-to-date period ended September 30, 2017:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted-average grant-date fair value
Non-vested, beginning of year	1,166	$63
Granted	666	67
Vested	(76)	57
Forfeited	(125)	65
Non-vested, end of period	1,631	$65
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

Pension

	Quarter ended		Year-to-date period ended
(millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$22	$22	$66	$72
Interest cost	41	40	124	123
Expected return on plan assets	(91)	(97)	(273)	(277)
Amortization of unrecognized prior service cost	2	3	6	7
Recognized net (gain) loss	(36)	83	(47)	84
Net periodic benefit cost	(62)	51	(124)	9
Curtailment (gain) loss	(30)	(134)	(30)	(136)
Total pension (income) expense	$(92)	$(83)	$(154)	$(127)
Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$5	$5	$14	$14
Interest cost	10	10	28	28
Expected return on plan assets	(22)	(24)	(69)	(73)
Amortization of unrecognized prior service (gain)	(3)	(3)	(7)	(7)
Recognized net (gain) loss	—	—	—	(29)
Net periodic benefit cost	(10)	(12)	(34)	(67)
Curtailment loss	—	—	—	3
Total postretirement benefit (income) expense	$(10)	$(12)	$(34)	$(64)
Postemployment

	Quarter ended		Year-to-date period ended
(millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Service cost	$1	$1	$3	$4
Interest cost	—	—	—	2
Recognized net (gain) loss	(1)	—	(3)	1
Total postemployment benefit expense	$—	$1	$—	$7

During the third quarter of 2018, the Company recognized a curtailment gain of $30 million as certain European pension plans were frozen as of December 31, 2018 in conjunction with Project K restructuring activity. The Company remeasured the benefit obligation for the impacted pension plan resulting in a mark-to-market gain of $33 million. The gain was due primarily to plan asset returns in excess of the expected rate of return and a favorable change in the discount rate relative to prior year end.

For the year-to-date period ended September 29, 2018, the Company recognized a gain of $14 million related to the remeasurement of a U.S. pension plan as current year distributions are expected to exceed service and interest costs resulting in settlement accounting for that particular plan. The amount of the remeasurement gain recognized was due primarily to a favorable change in the discount rate.

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

For the year-to-date period ended September 30, 2017, the Company recognized pension plan curtailment gains totaling $136 million and a curtailment loss of $3 million within a nonpension postretirement plan, in conjunction with

Project K restructuring activity. The curtailment gains and losses resulted from the amendment of certain defined benefit pension plans in the U.S. and Canada and global workforce reductions. In addition, the Company remeasured the benefit obligation for impacted pension and nonpension postretirement plans. The remeasurement resulted in a mark-to-market loss of $84 million on pension plans due primarily to a lower discount rate and a $29 million gain on a nonpension postretirement plan primarily due to plan asset investment returns slightly offset by the impact of a lower discount rate.
Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
September 29, 2018	$—	$5	$5
September 30, 2017	$2	$3	$5
Year-to-date period ended:
September 29, 2018	$266	$13	$279
September 30, 2017	$25	$8	$33
Full year:
Fiscal year 2018 (projected)	$274	$17	$291
Fiscal year 2017 (actual)	$31	$13	$44

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

The transition tax is on previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. In order to determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. The Company updated its estimate during the third quarter of 2018 resulting in a $16 million reduction of income tax expense. As of the third quarter 2018, the Company is awaiting further interpretative guidance in order to complete accounting for the transition tax liability.

In addition to the transition tax, the Tax Act introduced a territorial tax system, which was effective beginning in 2018. The territorial tax system will impact the Company’s overall global capital and legal entity structure, working capital, and repatriation plan on a go-forward basis. In light of the territorial tax system, and other new international provisions within the Tax Act effective beginning in 2018, the Company is currently analyzing its global capital and legal entity structure, working capital requirements, and repatriation plans. Based on the Company's analysis of the territorial tax system and other new international tax provisions as of September 29, 2018, the Company continues to support the assertion to indefinitely reinvest $2.6 billion of accumulated foreign earnings and profits in Europe and other non-U.S. jurisdictions. As a result, as a reasonable provisional estimate, the Company did not record any new deferred tax liabilities associated with the territorial tax system or any changes to the indefinite reinvestment assertion. Further, it is impracticable for the Company to estimate any future tax costs for any unrecognized deferred tax liabilities associated with its indefinite reinvestment assertion as of September 29, 2018, because the actual tax liability, if any, would be dependent on complex analysis and calculations considering various tax laws, exchange rates, circumstances existing when a repatriation, sale, or liquidation occurs, or other factors. If there are any changes to our indefinite reinvestment assertion as a result of finalizing our assessment of the new Tax Act, the Company will adjust its provisional estimates, record, and disclose any tax impacts in the appropriate period, pursuant to SAB 118.

The consolidated effective tax rate for the quarter ended September 29, 2018 was 15% as compared to 26% in the same quarter of the prior year. The effective tax rate for the third quarter benefited from the reduction of the U.S. corporate tax rate, as well as a $16 million reduction of income tax expense related to the updated estimate of the Company's transition tax liability.

The consolidated effective tax rate for the year-to-date periods ended September 29, 2018 and September 30, 2017 was 14% and 23%, respectively. The effective tax rate for the year-to-date period ended September 29, 2018 benefited from the reduction of the U.S. corporate tax rate as well as a $16 million reduction of income tax expense related to the updated estimate of the Company's transition tax liability in the third quarter, the impact of discretionary pension contributions totaling $250 million during the second quarter of 2018, which were designated as 2017 tax year contributions, and a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring in the first quarter of 2018. The effective tax rate for the year-to-date period ended September 30, 2017 benefited from a deferred tax benefit of $39 million resulting from intercompany transfers of intellectual property.

As of September 29, 2018, the Company classified $2 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $6 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits for the year-to-date period ended September 29, 2018; $40 million of this total represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)
December 30, 2017	$60
Tax positions related to current year:
Additions	5
Reductions	—
Tax positions related to prior years:
Additions	2
Reductions	(11)
Settlements	(4)
Lapse in statute of limitations	(1)
September 29, 2018	$51

The accrual balance for tax-related interest was approximately $21 million at September 29, 2018.

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
Total notional amounts of the Company’s derivative instruments as of September 29, 2018 and December 30, 2017 were as follows:

(millions)	September 29, 2018	December 30, 2017
Foreign currency exchange contracts	$1,556	$2,172
Cross-currency contracts	688	—
Interest rate contracts	1,345	2,250
Commodity contracts	474	544
Total	$4,063	$4,966
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at September 29, 2018 and December 30, 2017, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of September 29, 2018 or December 30, 2017.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of September 29, 2018 and December 30, 2017:
Derivatives designated as hedging instruments

	September 29, 2018			December 30, 2017
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts
Other current assets	$—	$36	$36	$—	$—	$—
Interest rate contracts:
Other assets (a)	—	—	—	—	—	—
Total assets	$—	$36	$36	$—	$—	$—
Liabilities:
Interest rate contracts:
Other liabilities (a)	—	(33)	(33)	—	(54)	(54)
Total liabilities	$—	$(33)	$(33)	$—	$(54)	$(54)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $1.3 billion and $2.3 billion as of September 29, 2018 and December 30, 2017, respectively.
Derivatives not designated as hedging instruments

	September 29, 2018			December 30, 2017
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$17	$17	$—	$10	$10
Commodity contracts:
Other current assets	4	—	4	6	—	6
Total assets	$4	$17	$21	$6	$10	$16
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(14)	$(14)	$—	$(14)	$(14)
Commodity contracts:
Other current liabilities	(6)	—	(6)	$(7)	$—	$(7)
Total liabilities	$(6)	$(14)	$(20)	$(7)	$(14)	$(21)
The Company has designated its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $2.7 billion as of September 29, 2018 and December 30, 2017.

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of September 29, 2018 and December 30, 2017.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		September 29, 2018	December 30, 2017	September 29, 2018	December 30, 2017
Interest rate contracts	Current maturities of long-term debt	$—	$402	$—	$2
Interest rate contracts	Long-term debt	$3,343	$3,481	$(54)	$(22)
(a) The current maturities of hedged long-term debt includes $2 million of hedging adjustment on discontinued hedging relationships as of December 30, 2017. The hedged long-term debt includes $(19) million and $32 million of hedging adjustment on discontinued hedging relationships as of September 29, 2018 and December 30, 2017, respectively.
The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of September 29, 2018 and December 30, 2017 would be adjusted as detailed in the following table:

As of September 29, 2018:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$57	$(31)	$—	$26
Total liability derivatives	$(53)	$31	$16	$(6)

As of December 30, 2017:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$16	$(15)	$—	$1
Total liability derivatives	$(75)	$15	$37	$(23)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended September 29, 2018 and September 30, 2017 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign currency denominated long-term debt	$16	$(90)	$—	$—
Cross-currency contracts	9	—	$4	—	Other income (expense), net
Total	$25	$(90)	$4	$—
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		September 29, 2018	September 30, 2017
Foreign currency exchange contracts	COGS	$1	$—
Foreign currency exchange contracts	Other income (expense), net	2	(3)
Foreign currency exchange contracts	SG&A	—	(1)
Commodity contracts	COGS	(2)	(13)
Commodity contracts	SG&A	—	(16)
Total		$1	$(33)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended September 29, 2018 and September 30, 2017 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign currency denominated long-term debt	$89	$(272)	$—	$—
Cross-currency contracts	36	—	10	—	Other income (expense), net
Total	$125	$(272)	$10	$—
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		September 29, 2018	September 30, 2017
Foreign currency exchange contracts	COGS	$8	$(13)
Foreign currency exchange contracts	Other income (expense), net	(2)	(11)
Foreign currency exchange contracts	SGA	1	(2)
Commodity contracts	COGS	(5)	(16)
Commodity contracts	SGA	—	(15)
Total		$2	$(57)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended September 29, 2018 and September 30, 2017:

	September 29, 2018	September 30, 2017
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$72	$64
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	9	—
Derivatives designated as hedging instruments	(9)	4

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(2)	(3)
Foreign exchange contracts:
Amount of gain (loss) reclassified from AOCI into income	—	—

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended September 29, 2018 and September 30, 2017:

	September 29, 2018	September 30, 2017
(millions)	Interest Expense	COGS	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$213	$6,112	$188
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	34	—	6
Derivatives designated as hedging instruments	(30)	—	8

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(6)	—	(8)
Foreign exchange contracts:
Amount of gain (loss) reclassified from AOCI into income	—	1	—
During the next 12 months, the Company expects $7 million of net deferred losses reported in AOCI at September 29, 2018 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on September 29, 2018 was $20 million. If the credit-risk-related contingent features were triggered as of September 29, 2018, the Company would be required to post collateral of $20 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of September 29, 2018 triggered by credit-risk-related contingent features.
Other fair value measurements
Fair value measurements on a nonrecurring basis

As part of Project K, the Company will be consolidating the usage of and disposing certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. See Note 4 for more information regarding Project K.

During the quarter and year-to-date period ended September 29, 2018, long-lived assets of $19 million related to a manufacturing facility in the Company's North America Other reportable segment, were written down to an estimated fair value of $5 million due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.

During the year-to-date period ended September 30, 2017, there were no long-lived asset impairment related to Project K.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $8.8 billion and $8.7 billion, respectively, as of September 29, 2018.

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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of September 29, 2018, the Company was not in a significant net asset position with any counterparties with which a master netting agreement would apply.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of September 29, 2018, the Company had no collateral posting requirements related to reciprocal collateralization agreements. As of September 29, 2018 the Company posted $18 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 21% of consolidated trade receivables at September 29, 2018.
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
North America Other includes the U.S. Frozen Foods, Kashi, Canada, and RX operating segments. As these operating segments are not considered economically similar enough to aggregate with other operating segments and are immaterial for separate disclosure, they have been grouped together as a single reportable segment.
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

	Quarter ended		Year-to-date period ended
(millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net sales
U.S. Snacks	$737	$764	$2,244	$2,374
U.S. Morning Foods	683	692	2,017	2,064
U.S. Specialty Channels	285	288	960	956
North America Other	483	419	1,424	1,201
Europe	596	599	1,804	1,679
Latin America	239	235	710	687
Asia Pacific	446	249	1,071	708
Consolidated	$3,469	$3,246	$10,230	$9,669
Operating profit
U.S. Snacks	$119	$13	$332	$6
U.S. Morning Foods	112	132	400	459
U.S. Specialty Channels	62	76	202	242
North America Other	37	65	180	173
Europe	74	71	245	214
Latin America	28	23	70	82
Asia Pacific	35	24	90	64
Total Reportable Segments	467	404	1,519	1,240
Corporate	(71)	(71)	(139)	(242)
Consolidated	$396	$333	$1,380	$998
Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Snacks	$1,688	$1,649	$5,146	$5,000
Cereal	1,330	1,355	3,985	3,958
Frozen and other	451	242	1,099	711
Consolidated	$3,469	$3,246	$10,230	$9,669

Note 12 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	September 29, 2018 (unaudited)	December 30, 2017
Trade receivables	$1,393	$1,250
Allowance for doubtful accounts	(11)	(10)
Refundable income taxes	13	23
Other receivables	217	126
Accounts receivable, net	$1,612	$1,389
Raw materials and supplies	$341	$333
Finished goods and materials in process	978	884
Inventories	$1,319	$1,217
Property	$9,134	$9,366
Accumulated depreciation	(5,495)	(5,650)
Property, net	$3,639	$3,716
Pension	$366	$252
Deferred income taxes	246	246
Other	611	529
Other assets	$1,223	$1,027
Accrued income taxes	$33	$30
Accrued salaries and wages	271	311
Accrued advertising and promotion	583	582
Other	568	551
Other current liabilities	$1,455	$1,474
Income taxes payable	$121	$192
Nonpension postretirement benefits	39	40
Other	329	373
Other liabilities	$489	$605

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

•
Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of Project K and cost reduction activities, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts. In addition, we have excluded an adjustment for the provisional estimates related to the adoption of U.S. Tax Reform. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market benefit of $25 million and $69 million for the quarter and year-to-date periods ended September 29, 2018, respectively. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $36 million and $63 million for the quarter and year-to-date periods ended September 29, 2018, respectively. We also recorded a pre-tax mark-to-market charge of $103 million and $118 million for the quarter and year-to-date periods ended September 30, 2017, respectively. Included within the aforementioned was a pre-tax mark-to-market charge for pension plans of $76 million and $73 million for the quarter and year-to-date periods ended September 30, 2017, respectively.

Project K and cost reduction activities
Project K continued generating savings used to invest in key strategic areas of focus for the business. We recorded pre-tax charges related to this program of $34 million and $59 million for the quarter and year-to-date periods ended September 29, 2018, respectively. We also recorded pre-tax charges related to this program of $2 million and $239 million for the quarter and year-to-date periods ended September 30, 2017, respectively.

See the Restructuring and cost reduction activities section for more information.

Acquisitions
In October of 2017, the Company acquired Chicago Bar Company LLC, manufacturer of RXBAR, a high protein snack bar made of simple ingredients. In our North America Other reportable segment, for the quarter and year-to-date periods ended September 29, 2018, the acquisition added $57 million and $167 million, respectively, in net sales that impacted the comparability of our reported results.

In May of 2018, the Company acquired an incremental 1% ownership interest in Multipro, which along with concurrent changes to the shareholders' agreement, resulted in the Company now having a 51% controlling interest in and began consolidating Multipro, a leading distributor of a variety of food products in Nigeria and Ghana. In our Asia Pacific reportable segment, for the quarter and year-to-date periods ended September 29, 2018, the acquisition added $199 million and $328 million, respectively, in net sales that impacted the comparability of our reported results.

U.S. Tax Reform
In conjunction with the adoption of U.S. Tax Reform, the Company updated the provisional estimate related to our transition tax liability. The updated estimate resulted in a $16 million reduction of income tax expense for the quarter and year-to-date periods ended September 29, 2018. The Company is currently awaiting further interpretive guidance in order to complete accounting for the transition tax liability.

Gain on unconsolidated entities, net
In connection with the Multipro business combination, the Company recognized a one-time, non-cash gain on the disposition of our previously held equity interest in Multipro of $245 million. Additionally, the Company exercised its call option to acquire a 50% interest in Tolaram Africa Foods, PTE LTD, a holding company with a 49% equity interest in an affiliated food manufacturer, resulting in the Company have a 24.5% interest in the affiliated food manufacturer. In conjunction with the exercise, the Company recognized a one-time, non-cash loss of $45 million, which represents an other than temporary excess of cost over fair value of the investment. These amounts were recorded within Earnings (loss) from unconsolidated entities during the second quarter of 2018.

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

Financial results
For the quarter ended September 29, 2018, our reported net sales improved by 6.8% due primarily to the acquisition of RX (October 2017) and consolidation of Multipro results (May 2018). These impacts were partially offset by unfavorable foreign currency, which reduced net sales 2.5 percentage points, and the previously announced list-price adjustments and other impacts in U.S. Snacks related to its transition from DSD. Currency-neutral net sales increased 9.3% after eliminating the impact of foreign currency. Organic net sales increased 0.4% from the prior year after also excluding the impact of acquisitions.

Third quarter reported operating profit and operating profit margin increased substantially versus the year-ago quarter, driven primarily by lower restructuring charges and favorable year-on-year mark-to-market impacts. This was partially offset by a substantial planned increase in brand building investment, consolidation of the Multipro distributor business, adverse mix and distribution costs, much of which was related to growth in new pack formats that are currently co-packed. Productivity and cost savings combined to offset rising inflation in distribution and packaging. Currency-neutral adjusted operating profit and operating profit margin decreased after excluding the favorable year-on-year impact of restructuring charges and mark-to-market.

Reported diluted EPS of $1.09 for the quarter was up 31% compared to the prior year of $.83 due to a lower effective tax rate, favorable mark-to-market adjustments year-on-year, and the one-time adjustment for the provisional estimates related the adoption of U.S. Tax Reform, partially offset by higher restructuring charges. Currency-neutral adjusted diluted EPS of $1.07 increased by almost 4% compared to prior year of $1.03, after excluding the impact of mark-to-market, restructuring, and U.S. Tax reform.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Reported net income	$380	$288	$1,420	$837
Mark-to-market (pre-tax)	25	(103)	69	(118)
Project K and cost reduction activities (pre-tax)	(34)	(2)	(59)	(239)
Income tax impact applicable to adjustments, net*	4	36	1	117
U.S Tax Reform	16	—	16	—
Gain from unconsolidated entities, net	—		200
Adjusted net income	$369	$357	$1,193	$1,077
Foreign currency impact	(6)		11
Currency-neutral adjusted net income	$375	$357	$1,182	$1,077
Reported diluted EPS	$1.09	$0.83	$4.07	$2.38
Mark-to-market (pre-tax)	0.07	(0.30)	0.20	(0.34)
Project K and cost reduction activities (pre-tax)	(0.10)	—	(0.17)	(0.68)
Income tax impact applicable to adjustments, net*	0.01	0.10	—	0.33
U.S Tax Reform	0.05	—	0.05	—
Gain from unconsolidated entities, net	—	—	0.57	—
Adjusted diluted EPS	$1.06	$1.03	$3.42	$3.07
Foreign currency impact	(0.01)		0.03
Currency-neutral adjusted diluted EPS	$1.07	$1.03	$3.39	$3.07
Currency-neutral adjusted diluted EPS growth	3.9%		10.4%
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2018 versus 2017:

Quarter ended September 29, 2018
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$737	$683	$285	$483	$596	$239	$446	$—	$3,469
Foreign currency impact on total business (inc)/dec	—	—	—	(5)	(10)	(21)	(44)	—	(80)
Currency-neutral net sales	$737	$683	$285	$488	$606	$260	$490	$—	$3,549
Acquisitions	—	—	—	57	—	—	199	—	256
Foreign currency impact on acquisitions (inc)/dec	—	—	—	—	—	—	33	—	33
Organic net sales	$737	$683	$285	$431	$606	$260	$258	$—	$3,260

Quarter ended September 30, 2017
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$764	$692	$288	$419	$599	$235	$249	$—	$3,246

% change - 2018 vs. 2017:
Reported growth	(3.5)%	(1.3)%	(1.3)%	15.2%	(0.5)%	1.4%	79.0%	—%	6.8%
Foreign currency impact on total business (inc)/dec	—%	—%	—%	(1.3)%	(1.8)%	(9.1)%	(17.3)%	—%	(2.5)%
Currency-neutral growth	(3.5)%	(1.3)%	(1.3)%	16.5%	1.3%	10.5%	96.3%	—%	9.3%
Acquisitions	—%	—%	—%	13.7%	—%	—%	79.5%	—%	7.9%
Foreign currency impact on acquisitions (inc)/dec	—%	—%	—%	—%	—%	—%	13.2%	—%	1.0%
Organic growth	(3.5)%	(1.3)%	(1.3)%	2.8%	1.3%	10.5%	3.6%	—%	0.4%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended September 29, 2018
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$119	$112	$62	$37	$74	$28	$35	$(71)	$396
Mark-to-market	—	—	—	—	—	—	—	(11)	(11)
Project K and cost reduction activities	(4)	(19)	(1)	(20)	(14)	(3)	(2)	(1)	(64)
Adjusted operating profit	$123	$131	$63	$57	$88	$31	$37	$(59)	$471
Foreign currency impact	—	—	—	(1)	(2)	(1)	(3)	—	(7)
Currency-neutral adjusted operating profit	$123	$131	$63	$58	$90	$32	$40	$(59)	$478

Quarter ended September 30, 2017
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$13	$132	$76	$65	$71	$23	$24	$(71)	$333
Mark-to-market	—	—	—	—	—	—	—	(21)	(21)
Project K and cost reduction activities	(106)	(14)	—	(4)	(13)	(2)	(1)	4	(136)
Adjusted operating profit	$119	$146	$76	$69	$84	$25	$25	$(54)	$490

% change - 2018 vs. 2017:
Reported growth	778.3%	(15.1)%	(19.1)%	(42.3)%	5.2%	16.0%	42.3%	1.7%	18.8%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	19.8%	4.0%
Project K and cost reduction activities	775.4%	(5.2)%	(0.3)%	(26.3)%	(0.5)%	(2.1)%	0.3%	(11.5)%	18.8%
Adjusted growth	2.9%	(9.9)%	(18.8)%	(16.0)%	5.7%	18.1%	42.0%	(6.6)%	(4.0)%
Foreign currency impact	—%	—%	—%	(1.2)%	(1.8)%	(6.1)%	(11.8)%	0.4%	(1.4)%
Currency-neutral adjusted growth	2.9%	(9.9)%	(18.8)%	(14.8)%	7.5%	24.2%	53.8%	(7.0)%	(2.6)%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Snacks
This segment consists of crackers, cookies, savory snacks, wholesome snacks and fruit-flavored snacks.

As reported and Currency-neutral net sales were 3.5% lower versus the comparable quarter due primarily to price/mix as a result of the year on year impact of list-price adjustments and rationalization of stock-keeping units related to the DSD exit during the second half of 2017. These impacts were partially offset by improved performance by key brands.

Crackers grew share and consumption during the third quarter of 2018 led by Cheez-it and Club. Pringles grew both consumption and share during the third quarter led by our core flavors and immediate-consumption pack-formats. Cookies resumed investment support behind Keebler Fudge Shoppe, Keebler Grahams, Mother's, and Famous Amos, bringing these brands into consumption and share growth during the quarter. Wholesome snacks growth was led by Rice Krispies Treats, which grew consumption and share during the quarter, despite supply constraints.

As reported operating profit increased significantly due to lower Project K restructuring charges and to overhead reductions in conjunction with our DSD transition, partially offset by increased in brand investment and costs related to new pack formats, a strategic priority. These incremental costs in the third quarter were less offset by overhead savings than in previous quarters this year as the elimination of DSD overhead began in the third quarter of 2017. Currency-neutral adjusted operating profit increased 2.9% after excluding the impact of restructuring charges.

U.S. Morning Foods
This segment consists of cereal and toaster pastries.

As reported and Currency-neutral net sales declined 1.3% as a result of decreased volume on lower cereal consumption as well as slightly unfavorable pricing/mix.

During the quarter, our share in the cereal category was 20 basis points lower, adversely impacted by the June recall of Honey Smacks, which accounted for 40 basis points of the overall decline, masking improvements elsewhere in the portfolio. The brand was previously manufactured by a third-party prior to the recall. We have brought production in-house and shipments have commenced in late October. Our Core 6 cereal brands collectively grew share during the quarter as we continued to make progress toward stabilizing our key health and wellness brands, emphasizing their wellness attributes.

Pop-Tarts returned to consumption growth during the quarter led by Splitz and Gone Nutty.

As reported operating profit decreased 15.1% due to higher restructuring charges, higher commercial investment, and lower net sales. Currency-neutral adjusted operating profit decreased 9.9% after excluding restructuring charges.

U.S. Specialty Channels
This segment is comprised of sales of most of our brands through channels such as foodservice, convenience stores, vending, and others.

As reported and Currency-neutral net sales declined 1.3%, primarily the result of lower volume as a result of lapping hurricane-related shipments in the third quarter of 2017.

As Reported operating profit decreased 19.1% due to a revised allocation of costs between U.S. operating segments and lower sales. Currency-neutral adjusted operating profit decreased 18.8% after excluding the impact of restructuring charges.

North America Other
This segment is composed of our U.S. Frozen Foods, Kashi Company, Canada, and RX businesses.

As reported net sales increased 15.2% due to the RX acquisition and higher sales in U.S. Frozen Foods, offset somewhat by slightly unfavorable foreign currency and price/mix. Currency-neutral net sales increased 16.5% after excluding the impact of foreign currency. Organic net sales increased 2.8% from the prior year after also excluding RX results, led by growth momentum in U.S. Frozen Foods.

RX continued to expand during the quarter with share gains and triple-digit consumption growth, as we continued to expand distribution of core bars and launched our first national ad campaign.

U.S. Frozen Foods reported increased net sales on higher volume. Eggo grew share and consumption during the quarter. Morningstar Farms' consumption slowed during the quarter, as the brand and overall category lapped strong growth in the third quarter of 2017, but continues to benefit from favorable consumer trends and a strong innovation pipeline.

Kashi's net sales declined slightly during the quarter, but less than the prior year. Our cereal consumption continued to grow, led by GOLEAN and the launch of Kashi by kids. Bear Naked continued to add to its leading share in granola.

North America Other's reported operating profit decreased 42% due to higher restructuring charges, unfavorable foreign currency impact, and higher brand building investment. Currency-neutral adjusted operating profit decreased 14.8% after excluding the impact of restructuring charges and foreign currency.

Europe
As Reported net sales decreased 0.5% due to unfavorable foreign currency and price/mix partially offset by higher volume. Currency-neutral net sales increased 1.3% after excluding the impact of foreign currency.

Growth was led by Pringles, with double-digit consumption growth in Europe during the quarter. Pringles continued to grow across the region, well beyond the markets that experienced last year's disruption.

Cereal currency-neutral net sales declined due to softness in Continental Europe, most notably UK and France. However, the U.K. cereal business grew share during the quarter, continuing its improving trend with growth in several brands, and consumption declines moderated meaningfully in France.

Emerging markets were also a driver of Europe's growth in both cereal and snacks, led by Egypt, Russia, and the Middle East.

As reported operating profit increased 5.2%, despite a double-digit increase in brand investment, higher restructuring charges and unfavorable foreign currency due to productivity initiatives. Excluding the impact of restructuring charges and foreign currency, currency-neutral adjusted operating profit increased 7.5%.

Latin America
As reported net sales improved 1.4% due to increased volume partially offset by unfavorable foreign currency and pricing/mix. Currency-neutral net sales increased 10.5% after excluding the impact of foreign currency.

Mexico posted another quarter of organic net sales growth, growing consumption and share in cereal, while snacks growth was led by Pringles.

Parati continued to grow consumption and share in cookies and crackers in Brazil.

We continued to see good recovery in our Caribbean/Central America business.

As reported operating profit increased 16.0% due primarily to higher organic net sales and despite unfavorable foreign currency, higher restructuring charges, and a double-digit increase in brand investment during the quarter. Currency-neutral adjusted operating profit decreased 24.2% after excluding the impact of foreign currency translation and restructuring charges.

Asia Pacific
As reported net sales improved 79% due to higher volume from the consolidation of Multipro results partially offset by unfavorable foreign currency. Currency-neutral net sales increased 96%, after excluding the impact of foreign currency. Organic net sales increased 3.6% due to higher volume and favorable price/mix after also excluding the impact of Multipro.

Our Pringles business posted strong growth as we continue to expand product offerings in certain markets while launching new pack-formats in others, extending the brand's distribution reach.

Emerging markets cereal grew during the quarter, with consumption gains in India, Southeast Asia, and South Africa.

Australia, our largest developed market in the region, grew cereal share and consumption during the quarter.

As reported operating profit increased 42% due to the consolidation of Multipro results, higher organic net sales, and productivity and brand building efficiencies as a result of Project K. Currency-neutral adjusted operating profit improved 54% after excluding the impact of restructuring and foreign currency.

Corporate
As reported operating profit increased 1.7% versus the comparable prior year quarter due to favorable mark-to-market impacts partially offset by higher restructuring charges. Currency-neutral adjusted operating profit decreased $5 million after excluding the impact of mark-to-market, restructuring charges, and foreign currency.

Year-to-date period ended September 29, 2018
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$2,244	$2,017	$960	$1,424	$1,804	$710	$1,071	$—	$10,230
Foreign currency impact on total business (inc)/dec	—	—	—	3	72	(30)	(56)	—	(11)
Currency-neutral net sales	$2,244	$2,017	$960	$1,421	$1,732	$740	$1,127	$—	$10,241
Acquisitions	—	—	—	167	—	—	328	—	495
Foreign currency impact on acquisitions (inc)/dec	—	—	—	—	—	—	56	—	56
Organic net sales	$2,244	$2,017	$960	$1,254	$1,732	$740	$743	$—	$9,690

Year-to-date period ended September 30, 2017
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$2,374	$2,064	$956	$1,201	$1,679	$687	$708	$—	$9,669

% change - 2018 vs. 2017:
Reported growth	(5.5)%	(2.3)%	0.5%	18.5%	7.4%	3.4%	51.3%	—%	5.8%
Foreign currency impact on total business (inc)/dec	—%	—%	—%	0.2%	4.3%	(4.4)%	(7.8)%	—%	(0.1)%
Currency-neutral growth	(5.5)%	(2.3)%	0.5%	18.3%	3.1%	7.8%	59.1%	—%	5.9%
Acquisitions	—%	—%	—%	13.9%	—%	—%	46.3%	—%	5.1%
Foreign currency impact on acquisitions (inc)/dec	—%	—%	—%	—%	—%	—%	7.9%	—%	0.6%
Organic growth	(5.5)%	(2.3)%	0.5%	4.4%	3.1%	7.8%	4.9%	—%	0.2%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended September 29, 2018
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$332	$400	$202	$180	$245	$70	$90	$(139)	$1,380
Mark-to-market	—	—	—	—	—	—	—	22	22
Project K and cost reduction activities	(13)	(31)	(1)	(21)	(8)	(7)	(5)	(3)	(89)
Adjusted operating profit	$345	$431	$203	$201	$253	$77	$95	$(158)	$1,447
Foreign currency impact	—	—	—	—	9	(1)	(3)	1	6
Currency-neutral adjusted operating profit	$345	$431	$203	$201	$244	$78	$98	$(159)	$1,441

Year-to-date period ended September 30, 2017
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$6	$459	$242	$173	$214	$82	$64	$(242)	$998
Mark-to-market	—	—	—	—	—	—	—	(63)	(63)
Project K and cost reduction activities	(305)	(16)	(1)	(13)	(21)	(6)	(5)	(5)	(372)
Adjusted operating profit	$311	$475	$243	$186	$235	$88	$69	$(174)	$1,433

% change - 2018 vs. 2017:
Reported growth	5,540.6%	(12.8)%	(16.8)%	4.2%	14.6%	(15.2)%	40.0%	42.8%	38.3%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	32.4%	10.3%
Project K and cost reduction activities	5,529.5%	(3.6)%	0.1%	(4.1)%	6.7%	(1.8)%	3.2%	0.9%	27.0%
Adjusted growth	11.1%	(9.2)%	(16.9)%	8.3%	7.9%	(13.4)%	36.8%	9.5%	1.0%
Foreign currency impact	—%	—%	—%	(0.1)%	3.9%	(1.3)%	(4.8)%	0.9%	0.5%
Currency-neutral adjusted growth	11.1%	(9.2)%	(16.9)%	8.4%	4.0%	(12.1)%	41.6%	8.6%	0.5%
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Snacks
This segment consists of crackers, cookies, savory snacks, wholesome snacks and fruit-flavored snacks.

As reported and Currency-neutral net sales were 5.5% lower versus the comparable year-to-date period due primarily to price/mix as a result of the year on year impact of list-price adjustments and rationalization of stock-keeping units related to the DSD exit during the second half of 2017. These impacts were partially offset by offset by improved performance by key brands.

All of our ex-DSD categories experienced year over year gains in velocity during the year-to-date period, as we now have a stronger set of SKUs on the shelf which are being supported with brand building.

The Big 3 crackers brands (Cheez-it, Club and Townhouse) collectively returned to consumption and share growth during the first nine months of 2018. Pringles grew both consumption and share during the year-to-date period as a result of our successful flavor-stacking campaign, involving both media and in-store activation, as well as expansion of immediate-consumption pack-formats.

As reported operating profit increased significantly due to lower Project K restructuring charges and overhead reductions in conjunction with our DSD transition partially offset by a significant increase in brand investment and costs related to new pack formats. Currency-neutral adjusted operating profit increased 11.1% after excluding the impact of restructuring charges.

U.S. Morning Foods
This segment consists of cereal and toaster pastries.

As reported and Currency-neutral net sales declined 2.3% as a result of decreased volume on lower cereal consumption, partially offset by favorable pricing/mix.

A focus on food news and brand communication in the adult-oriented Health & Wellness segment helped moderate our declines from 2017. Our share in the cereal category stabilized during the year-to-date period, with our Core 6 cereal brands collectively resuming share growth. Raisin Bran and Froot Loops grew consumption and share during the year-to-date period.

Overall cereal share and consumption were negatively impacted by a recall on co-manufactured Honey Smacks, masking improvements elsewhere in the portfolio. The brand was previously manufactured by a third-party prior to the recall. We have brought production in-house and shipments have commenced in late October.

As reported operating profit decreased 12.8% due to higher restructuring charges and lower net sales. Currency-neutral adjusted operating profit decreased 9.2% after excluding restructuring charges.

U.S. Specialty Channels
This segment is comprised of sales of most of our brands through channels such as foodservice, convenience stores, vending, and others.

As reported and Currency-neutral net sales improved 0.5% as a result of higher volume and improved pricing/mix.

The Vending, Convenience, and Girls Scouts channels posted strong year-to-date growth. Foodservice posted a modest decline, against a strong comparable prior year-to-date period.

As Reported operating profit decreased 16.8% due to a revised allocation of costs between U.S. operating segments. Currency-neutral adjusted operating profit decreased 16.9% after excluding the impact of restructuring charges.

North America Other
This segment is composed of our U.S. Frozen Foods, Kashi Company, Canada, and RX businesses.

As reported net sales increased 18.5% due to the RX acquisition, higher volume, favorable pricing/mix, and favorable foreign currency. Currency-neutral net sales increased 18.3% after excluding the impact of foreign currency. Organic net sales increased 4.4% from the prior year after also excluding RX results, led by growth momentum in U.S. Frozen Foods.

RX consumption and share grew as we continued to expand distribution of core bars.

U.S. Frozen Foods reported increased net sales on higher volume. Eggo and Morningstar Farms both grew share and consumption during the year-to-date period, benefiting from renovated food and packaging, new innovations, and a focus on core offerings.

In Canada, we posted sales growth during the year-to-date period on favorable price/mix partially offset by slightly lower volume as we gained share in most of our categories.

As Reported operating profit increased 4.2% due to higher net sales and Project K savings partially offset by higher restructuring charges. Currency-neutral adjusted operating profit increased 8.4% after excluding the impact of restructuring charges and foreign currency.

Europe
As Reported net sales increased 7.4% due to favorable foreign currency and higher volume partially offset by unfavorable pricing/mix. Currency-neutral net sales increased 3.1% after excluding the impact of foreign currency.

Growth was led by Pringles, which lapped year-ago promotional disruptions in some markets. Pringles continued to grow across the region, well beyond the markets that experienced last year's disruption.

Cereal currency-neutral net sales declined modestly due to softness in France and Benelux, but trends continue to improve. The U.K. cereal business grew consumption and share during the year-to-date period, continuing its improving trend with growth in several brands.

Emerging markets were also a driver of Europe's growth in both cereal and snacks, led by Egypt, Russia, and the Middle East.

As reported operating profit increased 14.6% due primarily to sales growth and productivity saving which more than offset a significant increase in brand building. The year-to-date period also benefited from lower restructuring charges and favorable foreign currency. Currency-neutral adjusted operating profit increased 4.0% after excluding the impact of restructuring charges and foreign currency.

Latin America
As reported net sales improved 3.4% due to increased volume partially offset by unfavorable pricing/mix and unfavorable foreign currency. Currency-neutral net sales increased 7.8% after excluding the impact of foreign currency.

Mexico posted net sales growth during the year-to-date period, growing consumption and share in cereal, while snacks growth was led by Pringles. Mercosur posted growth driven by cereal, Pringles, and Parati. Parati continued to grow consumption and share in cookies and crackers in Brazil, and we continue to leverage its presence and expertise in high-frequency stores.

As reported operating profit decreased 15.2%, primarily due to increased brand building investment, the expected negative impact of transactional currency exchange on cost of goods sold in the first quarter, costs related to a Brazilian trucking strike in the second quarter, and unfavorable foreign currency.   Currency-neutral adjusted operating profit decreased 12.1%, after excluding the impact of restructuring charges and foreign currency.

Asia Pacific
As reported net sales improved 51% due to the consolidation of Multipro results and favorable price/mix partially offset by unfavorable foreign currency. Currency-neutral net sales increased 59%, after excluding the impact of foreign currency. Organic net sales increased 4.9% after also excluding the impact of Multipro.

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

Our Pringles business posted high single-digit growth for the year-to-date period ended September 29, 2018. We continue to expand product offerings in certain markets while launching new pack-formats in others, extending the brand's distribution reach.

Australia, our largest developed market in the region, posted share gains during the year-to-date period, continuing its stabilization trend.

As reported operating profit increased 40% due to the consolidation of Multipro results beginning in May, higher organic net sales, productivity and brand building efficiencies as a result of Project K and ZBB initiatives, partially offset by unfavorable foreign currency and increased brand building investments. Currency-neutral adjusted operating profit improved almost 42% after excluding the impact of restructuring and foreign currency.

Corporate
As reported operating profit increased $103 million due primarily to the favorable impact of year on year mark-to-market costs, and lower restructuring costs. Currency-neutral adjusted operating profit improved $15 million after excluding the impact of mark-to-market, restructuring charges, and foreign currency.

Margin performance
Margin performance for the quarter and year-to-date periods of 2018 versus 2017 is as follows:

Quarter	2018	2017	Change vs. prior year (pts.)
Reported gross margin (a)	33.9%	36.1%	(2.2)
Mark-to-market (COGS)	(0.3)%	(0.7)%	0.4
Project K and cost reduction activities (COGS)	(1.4)%	(1.5)%	0.1
Foreign currency impact	0.2%	—%	0.2
Currency-neutral adjusted gross margin	35.4%	38.3%	(2.9)
Reported SG&A%	(22.5)%	(25.9)%	3.4
Mark-to-market (SG&A)	—%	—%	—
Project K and cost reduction activities (SG&A)	(0.5)%	(2.7)%	2.2
Foreign currency impact	—%	—%	—
Currency-neutral adjusted SG&A%	(22.0)%	(23.2)%	1.2
Reported operating margin	11.4%	10.2%	1.2
Mark-to-market	(0.3)%	(0.7)%	0.4
Project K and cost reduction activities	(1.9)%	(4.2)%	2.3
Foreign currency impact	0.2%	—%	0.2
Currency-neutral adjusted operating margin	13.4%	15.1%	(1.7)
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

Reported gross margin for the quarter was unfavorable 220 basis points due primarily to the consolidation of Multipro results, the impact of U.S. Snacks transition out of DSD distribution, and adverse mix and distribution costs, much of which was related to growth in new pack formats that are currently co-packed. Productivity and cost savings combined to offset rising inflation in distribution and packaging. These impacts were offset somewhat by favorable mark-to-market, and lower restructuring costs. Currency-neutral adjusted gross margin was unfavorable 290 basis points compared to the third quarter of 2017 after eliminating the impact of mark-to-market and restructuring.

Reported SG&A% for the quarter was favorable 340 basis points due primarily to lower Project K restructuring charges and overhead elimination with the DSD exit partially offset by a substantial increase in brand investment. Currency-neutral adjusted SG&A% was favorable 120 basis points after excluding the impact of restructuring.

Reported operating margin for the quarter was favorable 120 basis points due to significantly lower restructuring charges as well as productivity savings from Project K restructuring, which includes this year's exit from its U.S. Snacks segment's Direct Store Delivery sales and delivery system. These savings more than offset a substantial year-over-year increase in brand building investment, the consolidation of Multipro results, and adverse mix and distribution costs, much of which was related to growth in new pack formats that are currently co-packed. Productivity and cost savings combined to offset rising inflation in distribution and packaging. Currency-neutral adjusted operating margin was unfavorable 170 basis points after excluding the impact of mark-to-market, restructuring, and foreign currency.

Year-to-date	2018	2017	Change vs. prior year (pts.)
Reported gross margin (a)	35.6%	36.8%	(1.2)
Mark-to-market (COGS)	0.3%	(0.6)%	0.9
Project K and cost reduction activities (COGS)	(0.6)%	(0.9)%	0.3
Foreign currency impact	0.1%	—%	0.1
Currency-neutral adjusted gross margin	35.8%	38.3%	(2.5)
Reported SG&A%	(22.1)%	(26.5)%	4.4
Mark-to-market (SG&A)	(0.1)%	(0.1)%	—
Project K and cost reduction activities (SG&A)	(0.2)%	(2.9)%	2.7
Foreign currency impact	(0.1)%	—%	(0.1)
Currency-neutral adjusted SG&A%	(21.7)%	(23.5)%	1.8
Reported operating margin	13.5%	10.3%	3.2
Mark-to-market	0.2%	(0.7)%	0.9
Project K and cost reduction activities	(0.8)%	(3.8)%	3.0
Foreign currency impact	—%	—%	—
Currency-neutral adjusted operating margin	14.1%	14.8%	(0.7)
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross profit as a percentage of net sales. Gross profit is equal to net sales less cost of goods sold.

Reported gross margin for the year-to-date period was unfavorable 120 basis points due primarily to the consolidation of Multipro results, the impact of U.S. Snacks transition out of DSD distribution, and adverse mix and distribution costs, much of which was related to growth in new pack formats that are currently co-packed. Productivity and cost savings combined to offset rising inflation in distribution and packaging. These impacts were partially offset by the favorable year-over-year impacts of mark-to-market, and restructuring costs. Currency-neutral adjusted gross margin was unfavorable 250 basis points versus the comparable prior year period after eliminating the impact of mark-to-market and restructuring.

Reported SG&A% for the year-to-date period was favorable 440 basis points due primarily to lower Project K restructuring charges and overhead elimination with the DSD exit partially offset by a substantial increase in brand investment. more than offsetting a double-digit increase in brand building. Currency-neutral adjusted SG&A% was favorable 180 basis points after excluding the impact of restructuring.

Reported operating margin for the quarter was favorable 320 basis points due to significantly lower restructuring charges, favorable mark-to-market impact, as well as productivity savings from Project K restructuring, which includes this year's exit from its U.S. Snacks segment's Direct Store Delivery sales and delivery system. These savings more than offset a substantial year-over-year increase in brand building investment, the consolidation of Multipro results, and adverse mix and distribution costs, much of which was related to growth in new pack formats that are currently co-packed. Productivity and cost savings combined to offset rising inflation in distribution and packaging. Currency-neutral adjusted operating margin was unfavorable 70 basis points after excluding the impact of mark-to-market and restructuring.

Our currency-neutral adjusted gross profit, currency-neutral adjusted SG&A, and currency-neutral adjusted operating profit measures are reconciled to the directly comparable GAAP measures as follows:

	Quarter ended		Year-to-date period ended
(millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Reported gross profit (a)	$1,176	$1,172	$3,637	$3,557
Mark-to-market (COGS)	(10)	(21)	22	(60)
Project K and cost reduction activities (COGS)	(49)	(49)	(58)	(85)
Foreign currency impact	(22)	—	7	—
Currency-neutral adjusted gross profit	$1,257	$1,242	$3,666	$3,702
Reported SG&A	$780	$839	$2,257	$2,559
Mark-to-market (SG&A)	1	—	—	3
Project K and cost reduction activities (SG&A)	15	87	31	287
Foreign currency impact	(15)	—	1	—
Currency-neutral adjusted SG&A	$779	$752	$2,225	$2,269
Reported operating profit	$396	$333	$1,380	$998
Mark-to-market	(11)	(21)	22	(63)
Project K and cost reduction activities	(64)	(136)	(89)	(372)
Foreign currency impact	(7)	—	6	—
Currency-neutral adjusted operating profit	$478	$490	$1,441	$1,433
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

We currently anticipate that Project K will result in total pre-tax charges, once all phases are approved and implemented, of $1.5 to $1.6 billion, with after-tax cash costs, including incremental capital investments, estimated to be approximately $1.1 billion. Cash expenditures of approximately $950 million have been incurred through the end of fiscal year 2017. Total cash expenditures, as defined, are expected to be approximately $175 million for 2018. Total net pre-tax charges for Project K in 2018 are expected to be approximately $115 to $135 million, which includes $150 to $165 million of charges in operating profit, net of $30 to $35 million of pension curtailment gains in OIE. As we wind down Project K, charges incurred in 2019 are not expected to be significant.
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

Interest expense
For the year-to-date periods ended September 29, 2018 and September 30, 2017, interest expense was $213 million and $188 million, respectively. The increase from the comparable prior year period is due to higher interest rates on floating rate debt as well as Senior Notes issued in November 2017 in conjunction with our acquisition of the RX business, and Senior Notes issued in May 2018 in conjunction with our purchase of additional equity interests in Tolaram Africa Foods, PTE LTD and Multipro.
Income taxes
Our reported effective tax rate for the quarters ended September 29, 2018 and September 30, 2017 was 15% and 26%, respectively. The effective tax rate for the third quarter of 2018 benefited from the reduction of the U.S. corporate tax rate as well as a $16 million reduction of income tax expense related to the updated estimate of the Company's transition tax liability.

The reported effective tax rate for the year-to-date periods ended September 29, 2018 and September 30, 2017 was 14% and 23%, respectively. For the year-to-date period ended September 29, 2018, the effective tax rate benefited from the reduction of the U.S. corporate tax rate as well as a $16 million reduction of income tax expense related to the updated estimate the Company's transition tax liability in the third quarter, a tax benefit related to discretionary pension contributions during the second quarter, and a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring in the first quarter. The effective tax rate for the year-to-date period ended September 30, 2017, benefited from a deferred tax benefit of $39 million resulting from the intercompany transfer of intellectual property.

The adjusted effective income tax rate for the quarters ended September 29, 2018 and September 30, 2017 was 19% and 28%, respectively. The adjusted effective income tax rate for the year-to-date periods ended September 29, 2018 and September 30, 2017 was 16% and 25%, respectively.

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

The following table provides a reconciliation of as reported to adjusted income taxes and effective tax rate for the quarter and year-to-date periods ended September 29, 2018 and September 30, 2017.

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Reported income taxes	$69	$101	$206	$246
Mark-to-market	4	(38)	12	(39)
Project K and cost reduction activities	(8)	2	(13)	(78)
U.S. Tax Reform	(16)	—	(16)	—
Adjusted income taxes	$89	$137	$223	$363
Reported effective income tax rate	15.0%	26.3%	14.3%	22.9%
Mark-to-market	—%	(2.0)%	0.1%	(1.0)%
Project K and cost reduction activities	(0.6)%	0.5%	(0.3)%	(1.4)%
U.S. Tax Reform	(3.4)%	—%	(1.1)%	—%
Adjusted effective income tax rate	19.0%	27.8%	15.6%	25.3%
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

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  The impacts of the extended customer terms programs and the of monetization, and securitization programs are included in our calculation of core working capital and are largely offsetting. Core working capital was improved by the extension of supplier payment terms. These programs are all part of our ongoing working capital management.

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $0.6 billion and $1.5 billion as of September 29, 2018 and September 30, 2017, respectively.

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
The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	September 29, 2018	September 30, 2017
Net cash provided by (used in):
Operating activities	$926	$190
Investing activities	(785)	568
Financing activities	(136)	(815)
Effect of exchange rates on cash and cash equivalents	23	44
Net increase (decrease) in cash and cash equivalents	$28	$(13)

Operating activities

The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the year-to-date period ended September 29, 2018, totaled $926 million, an increase of $736 million over the same period in 2017, as restated, due primarily to the termination of our accounts receivable securitization program at the end of 2017. Collections of deferred purchase price on securitized trade receivables totaled $945 million in 2017 versus zero in the comparable current year-to-date period. The year-over-year impact of the accounts receivable securitization program was offset somewhat by discretionary pension contributions totaling $250 million during the second quarter of 2018. Exclusive of the impact of accounting changes and the discretionary pension contribution in 2018, year-over-year cash flow increased.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), is approximately negative 7 days and negative 3 days for the 12 month periods ended September 29, 2018 and September 30, 2017, respectively. Compared with the 12 month period ended September 30, 2017, the 2018 cash conversion cycle was positively impacted by an increase in the days of trade payables outstanding.
Our pension and other postretirement benefit plan contributions amounted to $279 million and $33 million for the year-to-date periods ended September 29, 2018 and September 30, 2017, respectively. For the full year 2018, we currently expect that our contributions to pension and other postretirement plans will total approximately $291 million. Actual 2018 contributions could be different from our current projections, as influenced by potential discretionary funding of our benefit trusts versus other competing investment priorities.
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

	Year-to-date period ended
(millions)	September 29, 2018	September 30, 2017
Net cash provided by operating activities	$926	$190
Additions to properties	(389)	(374)
Cash flow	$537	$(184)

Investing activities
Our net cash used in investing activities totaled $785 million for the year-to-date period ended September 29, 2018 compared to cash provided of $568 million in the same period of 2017, as restated. The decrease from the prior year was primarily due to the acquisition of an ownership interest in TAF for $381 million during the second quarter of 2018, and the impact of collections of deferred purchase price on securitized trade receivables during the comparable year-to-date period of 2017. This program was terminated at the end of 2017.
Financing activities
Our net cash used in financing activities for the year-to-date period ended September 29, 2018 totaled $136 million compared to $815 million during the comparable year-to-date period of 2017. The difference is primarily due to an increase in proceeds from net debt issuance and lower common stock repurchases during 2018 versus the comparable prior year period.

In May 2018, we issued $600 million of ten-year 4.30% Senior Notes due 2028 and $400 million of three-year 3.25% Senior Notes due 2021, resulting in aggregate net proceeds after debt discount of $994 million. The proceeds from these Notes were used for general corporate purposes, including the repayment of our $400 million, seven-year 3.25% U.S. Dollar Notes due 2018 at maturity, and the repayment of a portion of our commercial paper borrowings used to finance our acquisition of ownership interests in TAF and Multipro.

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

In December 2017, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares beginning in 2018 through December 2019. Total purchases for the year-to-date period ended September 29, 2018, were 2 million shares for $120 million. Total purchases for the year-to-date period ended September 30, 2017, were 7 million shares for $516 million.

We paid cash dividends of $568 million in the year-to-date period ended September 29, 2018, compared to $550 million during the same period in 2017. The increase in dividends paid reflects our third quarter 2018 increase in the quarterly dividend to $.56 per common share from the previous $.54 per common share. In October 2018, the board of directors declared a dividend of $.56 per common share, payable on December 17, 2018 to shareholders of record at the close of business on November 30, 2018.  The dividend is broadly in line with our current plan to maintain our long-term dividend pay-out of approximately 50% of adjusted net income.

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

During 2016, we initiated a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $1,033 million (increased from $988 million as of March 31, 2018, reflecting the execution of an amendment to the second monetization program on June 26, 2018), but may be increased as additional financial institutions are added to the Monetization Programs. Accounts receivable sold of $942 million and $601 million remained outstanding under this arrangement as of September 29, 2018 and December 30, 2017, respectively.

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

Future outlook
The Company updated financial guidance for 2018 to reflect improved net sales performance, increased investment and growth-related costs and mix shifts.

We expect currency-neutral net sales to be up approximately 5% in 2018, the high end of our previous guidance range, and still includes a negative impact of 1% from U.S. Snacks' DSD transition, including its list-price adjustments and rationalization of SKUs. The updated guidance also reflects improved net sales and consumption trends continued across our portfolio, as our brands respond to increased investment and improved execution, and a possible reduction in trade inventories during the fourth quarter in a couple of our post-DSD snacks categories.

We are reducing guidance for currency-neutral adjusted operating profit to roughly flat. The Company's operating profit growth will be restrained in the fourth quarter by similar factors experienced in the third quarter. Increased investments and continued mix shifts and costs as the Company expands its co-packed pack formats.

We are reducing currency-neutral adjusted EPS to grow in the range of 7-8% in 2018, driven by the reduction in operating profit guidance.

Impact of certain items excluded from Non-GAAP guidance:	Net sales	Operating profit	EPS
Project K and cost restructuring activities (pre-tax, within Operating Profit)		$150-165M	$0.43-0.47
Project K and cost restructuring activities (pre-tax, within Other Income and Expense)***			($0.09)-(0.10)
Income tax impact applicable to adjustments, net**			$0.08-0.09
Currency-neutral adjusted guidance*	~5%	~Flat	7-8%
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

*** Includes ($30)-($35) million of pension curtailment gain in Other (income) expense

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)	Full Year 2018
Net cash provided by (used in) operating activities	~$1.5
Additions to properties	~($.5)
Cash Flow	~$1.0

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
Refer to disclosures contained within Item 7A of our 2017 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of September 29, 2018.

The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Argentina, can impact our results and financial guidance. Effective July 1, 2018, we will account for Argentina as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeds 100%. Accordingly, our Argentina subsidiary will use the U.S. dollar as its functional currency. Accordingly, changes in the value of the Argentine Peso versus the U.S. dollar applied to our peso-denominated net monetary asset position is recorded in income at the time of the change.  Net monetary assets denominated in Argentine Pesos are not material as of September 29, 2018.

There have also been periods of increased market volatility and currency exchange rate fluctuations specifically within the United Kingdom and Europe, as a result of the UK referendum held on June 23, 2016, in which voters approved an exit from the European Union, commonly referred to as Brexit. As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.
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

During 2018, we entered into cross currency swaps with notional amounts totaling approximately $688 million, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. The cross currency swaps were still outstanding as of September 29, 2018, representing a settlement receivable of $36 million.
We have interest rate swaps with notional amounts totaling $1.3 billion and $2.3 billion outstanding at September 29, 2018 and December 30, 2017, respectively, representing a net settlement obligation of $33 million and $54 million, respectively. The interest rate swaps are designated as fair value hedges of certain U.S. Dollar debt. During the year-to-date period ended September 29, 2018, we settled interest rate swaps with notional amounts totaling approximately $869 million which were previously designated as fair value hedges of certain U.S. Dollar Notes. We recorded an aggregate loss of $49 million related to the settled swaps that will be amortized as interest expense over the life of the related fixed rate debt. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $19 million and $27 million at September 29, 2018 and December 30, 2017, respectively.
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
As of September 29, 2018, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Kellogg’s Project K initiative which includes the reorganization and relocation of certain financial, information technology, and logistics and distribution processes; internal to the organization was initiated in 2014. This initiative is expected to continue through 2018 and will continue to impact the design of our control framework. During efforts associated with Project K, we have implemented additional controls to monitor and maintain appropriate internal controls over financial reporting. There were no other changes during the quarter ended September 29, 2018, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In December 2017, the board of directors approved an authorization to repurchase of up to $1.5 billion of our common stock beginning in January 2018 through December 2019. This authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. During the third quarter of 2018, the Company repurchased 0.9 million shares for a total of $70 million.
The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended September 29, 2018.

(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
7/1/2018 - 7/28/2018	—	$—	—	$1,450
Month #2:
7/29/2018 - 8/25/2018	0.6	$72.59	0.6	$1,405
Month #3:
8/26/2018 - 9/29/2018	0.3	$71.76	0.3	$1,380
Total	0.9	$72.59	0.9

Item 6. Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Fareed Khan
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Fareed Khan
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

KELLOGG COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ Fareed Khan
Fareed Khan
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ Kurt Forche
Kurt Forche
Principal Accounting Officer; Vice President and Corporate Controller

Date: November 1, 2018

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