Form 10-K
period 2018-12-29
KELLOGG CO
filed 2019-02-25
CIK 55067

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 29, 2018

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant (assuming for purposes of this computation only that the W. K. Kellogg Foundation Trust, directors and executive officers may be affiliates) as of the close of business on June 30, 2018 was approximately $19.1 billion based on the closing price of $68.71 for one share of common stock, as reported for the New York Stock Exchange on that date.
As of January 26, 2019, 343,894,654 shares of the common stock of the registrant were issued and outstanding.
Parts of the registrant’s Proxy Statement for the Annual Meeting of Shareowners to be held on April 26, 2019 are incorporated by reference into Part III of this Report.

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
Financial Information About Segments. Information on segments is located in Note 18 within Notes to the Consolidated Financial Statements.
Principal Products. Our principal products are snacks, such as crackers, cookies, savory snacks, toaster pastries, cereal bars, granola bars and bites, fruit-flavored snacks; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods and noodles. These products were, as of February 25, 2019, manufactured by us in 21 countries and marketed in more than 180 countries. They are sold to retailers through direct sales forces for resale to consumers. We use broker and distributor arrangements for certain products and channels, as well as less-developed market areas or in those market areas outside of our focus.
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
Additional information pertaining to the relative sales of our products for the years 2016 through 2018 is located in Note 18 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

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
Global sustainability commitments. Kellogg has committed to improving efficiency in its owned manufacturing footprint by reducing water use, total waste, energy use, and greenhouse gas (GHG) emissions by 15% per metric tonne of food produced by 2020 from a 2015 baseline. We will report 2018 energy, GHG, and water use reductions in our 2018/2019 Corporate Responsibility Report. The goal is to reduce the risk of disruptions from unexpected constraints in natural resource availability or impacts on raw material pricing. Additionally, Kellogg is committed to implement water reuse projects in at least 25% of our plants by 2020 from a 2015 baseline, with a specific focus on plants located in water stressed areas. Kellogg has committed to responsibly sourcing our ten priority ingredients as determined by environmental, social, and business risk by 2020 by partnering with suppliers and farmers to measure continuous improvement. In addition, Kellogg established third-party approved science-based targets to reduce absolute Scope 1 and 2 greenhouse emissions by 65% and Scope 3 greenhouse emissions by 50% by 2050 from a 2015 baseline. Through these commitments, Kellogg supports the United Nations Sustainable Development Goal #13 to take urgent action to combat climate change and its impacts.
In 2017, the manufacturing organization led sustainability efforts that resulted in a reduction in water use by 1.8%, energy use by 2.1%, and GHG emissions by 11.4% per metric tonne of food produce compared to a 2015 baseline. In the first year of our science-based targets, we’ve reduced absolute Scope 1 and 2 emissions by 13.6%. In September 2017, Kellogg joined RE100, an industry platform working together towards 100% renewable electricity. Increasing our use of renewable electricity will lower business risk and reduce GHG emissions.

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

Breakfasts for Better Days: In 2016, this global social purpose platform expanded with the intent to contribute to food security - aligned to United Nations Sustainable Development Goal #2 (SDG 2): End hunger, achieve food security and improved nutrition, and promote sustainable agriculture. The goal of the program is to create 3 billion Better Days by 2025 to address food security risks that can impact the Company as well as create opportunity to engage consumers. The Company’s five key commitments include food donations, expansion of breakfast clubs, supporting 500,000 farmers, committing to 45,000 employee volunteer days, and engaging 300 million people to join Kellogg in its hunger relief efforts. Through Breakfasts for Better Days, Kellogg has helped make billions of days better for people in need, providing 2.5 billion servings of food since 2013.
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
Trademarks. Generally, our products are marketed under trademarks we own. Our principal trademarks are our housemarks, brand names, slogans, and designs related to cereals, snacks and various other foods manufactured and marketed by us, and we also grant licenses to third parties to use these marks on various goods. These trademarks include Kellogg’s for cereals, convenience foods and our other products, and the brand names of certain ready-to-eat cereals, including All-Bran, Apple Jacks, Choco Zucaritas, Cocoa Krispies, Kellogg’s Corn Flakes, Corn Pops, Cracklin’ Oat Bran, Crispix, Eggo, Froot Loops, Kellogg’s Frosted Flakes, Krave, Frosted Krispies, Frosted Mini-Wheats, Mueslix, Pops, Kellogg's Raisin Bran, Raisin Bran Crunch, Rice Krispies, Rice Krispies Treats, Smacks/Honey Smacks, Special K, Special K Nourish, Special K Red Berries and Zucaritas in the United States and elsewhere; Sucrilhos, Krunchy Granola, Kellogg's Extra, Kellness, Müsli, and Choco Krispis for cereals in Latin America; Vector in Canada; Ancient Legends, Coco Pops, Choco Krispies, Frosties, Fruit ‘N Fibre, Kellogg’s Crunchy Nut, Krave, Honey Loops, Kellogg’s Extra, Country Store, Smacks, Pops, Honey Bsss, Croco Copters, W.K. Kellogg, Toppas and Tresor for cereals in Europe; and Froot Ring, Guardian, Just Right, Sultana Bran, Frosties, Rice Bubbles, Nutri-Grain, and Sustain for cereals in Asia and Australia. Additional trademarks are the names of certain combinations of ready-to-eat Kellogg’s cereals, including Fun Pak and Variety.
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
Seasonality. Demand for our products has generally been approximately level throughout the year, although some of our convenience foods have a bias for stronger demand in the second half of the year due to events and holidays. We also custom-bake cookies under a trademark license agreement with the Girl Scouts of the U.S.A., which cookies are principally sold in the first quarter of the year.
Working Capital. A description of our working capital is included in the Liquidity section of MD&A within Item 7 of this report.
Customers. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during 2018, comprised principally of sales within the United States. No other customer accounted for greater than 10% of net sales in 2018. During 2018, our top five customers, collectively, including Wal-Mart, accounted for approximately 33% of our consolidated net sales and approximately 49% of U.S. net sales. There has been significant worldwide consolidation in the grocery industry and we believe that this trend is likely to continue. Although the loss of any large customer for an extended length of time could negatively impact our sales and profits, we do not anticipate that this will occur to a significant extent due to the consumer demand for our products and our relationships with our customers. Our products have been generally sold through our own sales forces and through broker and distributor arrangements, and have been generally resold to consumers in retail stores, restaurants, and other food service establishments.
Backlog. For the most part, orders are filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders at December 29, 2018 and December 30, 2017 was not material to us.
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
Research and Development. Research to support and expand the use of our existing products and to develop new food products is carried on at the W. K. Kellogg Institute for Food and Nutrition Research in Battle Creek, Michigan, and at other locations around the world. Our expenditures for research and development were approximately (in millions): 2018-$154; 2017-$148; 2016-$182.
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
Employees. At December 29, 2018, we had approximately 34,000 employees.
Financial Information About Geographic Areas. Information on geographic areas is located in Note 18 within Notes to the Consolidated Financial Statements, which are included herein under Part II, Item 8.

Executive Officers. The names, ages, and positions of our executive officers (as of February 25, 2019) are listed below, together with their business experience. Executive officers are elected annually by the Board of Directors.

Amit Banati	50
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

Steven A. Cahillane	53
Chairman and Chief Executive Officer
Mr. Cahillane has been Chairman of the Board of Kellogg Company since March 2018, and President and Chief Executive Officer since October 2017. He has also served as a Kellogg Director since October 2017. Prior to joining Kellogg, Mr. Cahillane served as Chief Executive Officer and President, and as member of the board of directors, of Alphabet Holding Company, Inc., and its wholly-owned operating subsidiary, The Nature’s Bounty Co., until September 2014. Prior to that, Mr. Cahillane served as Executive Vice President of The Coca-Cola Company from February 2013 to February 2014 and President of Coca-Cola Americas, the global beverage maker’s largest business, with $25 billion in annual sales at that time, from January 2013 to February 2014. Mr. Cahillane served as President of various Coca-Cola operating groups from 2007 to 2012. He has also been a trustee of the W. K. Kellogg Foundation Trust since 2018.

Kurt D. Forche	49
Vice President and Corporate Controller
Mr. Forche was appointed Vice President and Corporate Controller, Kellogg Company, in July 2018. Previously, Mr. Forche served as Vice President, Assistant Corporate Controller since December 2016. Mr. Forche joined Kellogg as an internal auditor in 1997, subsequently holding a number of Finance roles in the North American business until being named Sr Director, Corporate Financial Reporting in April 2014.  Prior to joining Kellogg in 1997, he spent four years at Price Waterhouse as an auditor.

Alistair D. Hirst	59
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

Christopher M. Hood	56
Senior Vice President, Kellogg Company
President, Kellogg North America
Mr. Hood assumed his current position in July 2018. He most recently served as President, Kellogg Europe. Mr. Hood joined Kellogg Company in 2012 as the Vice President of European Snacks. Prior to Kellogg, he served The Procter and Gamble Company in 1993, and had a distinguished 19-year career in Marketing and General Management, based in Cincinnati, Ohio. Mr. Hood has held a number of Board roles across the Food and Beverage Industry. He currently serves on the GMA Board of Directors and FMI Foundation Board of Trustees.

Melissa A. Howell	52
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

Fareed Khan	53
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

David Lawlor	51
Senior Vice President, Kellogg Company
President, Kellogg Europe
Mr. Lawlor assumed his current position in July 2018. He most recently served as Vice President, European Cereal from November 2017 to June 2018. Mr. Lawlor began his career at Kellogg in 1991, joining as a sales manager in its Dublin office. Following this, he held a number of senior roles, including running the company’s Middle Eastern business, setting up its Dubai office and helping to launch its joint venture in Turkey with domestic food company Ulker. Mr. Lawlor then served as General Manager of Kellogg Russia from October 2008 to August 2016 and led the integration of United Bakers Group, a local biscuit and cracker manufacturer. In August 2016, he was appointed Managing Director, UK/ROI where he refocused the company’s efforts to stabilize and grow its core cereal business.

Maria Fernanda Mejia	55
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

Monica H. McGurk	48
Senior Vice President, Kellogg Company
Chief Growth Officer
Ms. McGurk assumed her current position in January 2019. Ms. McGurk began her career at Kellogg in July 2018, serving as Chief Revenue and eCommerce Officer. Ms. McGurk was the Chief Growth Officer for Tyson Foods, Inc. through September 2017, having previously joined the company in 2016 as Executive Vice President of Strategy and New Ventures & President of Foodservice. Prior to joining Tyson Foods, Inc., Ms. McGurk worked for The Coca-Cola Company as Senior Vice President, Strategy, Decision Support and eCommerce, North America Group from 2014 to 2016, and as Vice President, Strategy & eCommerce from 2012 to 2014.

Gary H. Pilnick	54
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
From time to time, we may evaluate potential acquisitions, alliances, divestitures or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns, expected synergies and other benefits as a result of integration challenges, or may not achieve those objectives on a timely basis. Future acquisitions of foreign companies or new foreign ventures would subject us to local laws and regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, government price control, repatriation of profits and liabilities relating to the U.S. Foreign Corrupt Practices Act.
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

The proposed divestiture of our cookies and fruit snacks businesses is subject to various risks and uncertainties, and may not be completed on the terms or timeline currently contemplated, if at all.
On November 12, 2018, we announced our intention to explore a sale of our cookies business (including the Keebler, Famous Amos, Mother’s and Murray brands), fruit snacks business (including the Stretch Island brand), and our pie crust and ice cream cone businesses. There can be no assurance of the terms, timing or structure of any transaction involving such businesses, whether we will be able to identify buyers for the businesses on favorable terms or at all, or whether any such transaction will take place at all. In addition, any such transaction is subject to risks and uncertainties, including unanticipated developments, regulatory approvals or clearances and uncertainty in the financial markets, that could delay or prevent the completion of any such transaction.
The proposed divestiture of our cookies and fruit snacks businesses may not achieve some or all of the anticipated benefits.
Executing the proposed divestiture of our cookies, fruit snacks, pie crust and ice cream cone businesses will require us to incur costs and will require the time and attention of our senior management and key employees, which could distract them from operating our business, disrupt operations, and result in the loss of business opportunities, each of which could adversely affect our business, financial condition, and results of operations. We may also experience increased difficulty in attracting, retaining and motivating key employees during the pendency of the divestiture and following its completion, which could harm our business. Even if the proposed divestiture is completed, we may not realize some or all of the anticipated benefits from the divestiture and the divestiture may in fact adversely affect our business.
We may not realize the benefits that we expect from our global efficiency and effectiveness program (Project K).
In November 2013, the Company announced a global efficiency and effectiveness program (Project K). While we are in the final year of Project K and many of the initiatives under the program have been successfully implemented or are nearing completion, we may not be able to conclude Project K as planned. Events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing the remaining anticipated benefits or our not realizing the anticipated benefits on our expected timetable. Any failure to conclude Project K in accordance with our expectations could adversely affect our financial condition, results of operations and cash flows.
We may not realize the benefits we expect from revenue growth management.
We are utilizing formal revenue growth management practices to help us realize price in a more effective way. This approach addresses price strategy, price-pack architecture, promotion strategy, mix management, and trade strategies. Revenue growth management involves changes to the way we do business and may not always be accepted by our customers, consumers or third party providers causing us not to realize the anticipated benefits. In addition, the complexity of the execution requires a substantial amount of management and operational resources. These and related demands on our resources may divert the organization's attention from other business issues and have adverse effects on existing business relationships with suppliers and customers. Any failure to execute revenue growth management in accordance with our plans could adversely affect our business or financial condition.
Our results may be materially and adversely impacted as a result of increases in the price of raw materials, including agricultural commodities, fuel and labor.
Agricultural commodities, including corn, wheat, potato flakes, vegetable oils, sugar and cocoa, are the principal raw materials used in our products. Cartonboard, corrugated, and plastic are the principal packaging materials used by us. The cost of such commodities may fluctuate widely due to government policy, regulation, and/or shutdown, drought and other weather conditions (including the potential effects of climate change) or other unforeseen circumstances. To the extent that any of the foregoing factors affect the prices of such commodities and we are unable to increase our prices or adequately hedge against such changes in prices in a manner that offsets such changes, the results of our operations could be materially and adversely affected. In addition, we use derivatives to hedge price risk associated with forecasted purchases of raw materials. Our hedged price could exceed the spot price on the date of purchase, resulting in an unfavorable impact on both gross margin and net earnings.
Cereal processing ovens at major domestic and international facilities are regularly fueled by electricity, natural gas or propane, which are obtained from local utilities or other local suppliers. Short-term stand-by propane storage exists at several plants for use in case of interruption in natural gas supplies. Oil may also be used to fuel certain operations at various plants. In addition, considerable amounts of diesel fuel are used in connection with the distribution of our products. The cost of fuel may fluctuate widely due to economic and political conditions, government policy, regulation and/or shutdown, war, or other unforeseen circumstances which could have a material adverse effect on our consolidated operating results or financial condition.

Our results may be adversely affected by increases in transportation costs and reduced availability of or increases in the price of oil or other fuels.

We rely on trucking and railroad operators to deliver incoming ingredients to our manufacturing locations and to deliver finished products to our customers. Shortages of truck drivers and railroad workers have contributed to increased freight costs, which has had a material and adverse effect on our business, financial condition and results of operations. Transportation costs are further increasing as a result of high levels of long-haul driver turnover and increased railroad traffic and service issues. Additionally, energy and fuel costs can fluctuate dramatically and, at times, have resulted in significant cost increases, particularly for the price of oil and gasoline. An increase in the price of oil increases our transportation costs for distribution and costs to purchase our products from suppliers. Increases in transportation and energy and fuel costs has, and may continue to affect our profitability and may increase the cost of our products, which may reduce consumer demand.
A shortage in the labor pool, failure to successfully negotiate collectively bargained agreements, or other general inflationary pressures or changes in applicable laws and regulations could increase labor cost, which could have a material adverse effect on our consolidated operating results or financial condition.
Our labor costs include the cost of providing benefits for employees. We sponsor a number of benefit plans for employees in the United States and various foreign locations, including pension, retiree health and welfare, active health care, severance and other postemployment benefits. We also participate in a number of multiemployer pension plans for certain of our manufacturing locations. Our major pension plans and U.S. collectively bargained retiree health and welfare plans are funded with trust assets invested in a globally diversified portfolio of equity securities with smaller holdings of bonds, real estate and other investments. The annual cost of benefits can vary significantly from year to year and is materially affected by such factors as changes in the assumed or actual rate of return on major plan assets, a change in the weighted-average discount rate used to measure obligations, the rate or trend of health care cost inflation, and the outcome of collectively-bargained wage and benefit agreements. Many of our employees are covered by collectively-bargained agreements and other employees may seek to be covered by collectively-bargained agreements. Strikes or work stoppages and interruptions could occur if we are unable to renew these agreements on satisfactory terms or enter into new agreements on satisfactory terms, which could adversely impact our operating results. The terms and conditions of existing, renegotiated or new agreements could also increase our costs or otherwise affect our ability to fully implement future operational changes to enhance our efficiency.
Multiemployer pension plans could adversely affect our business.
We participate in various “multiemployer” pension plans administered by labor unions representing some of our employees. We make periodic contributions to these plans to allow them to meet their pension benefit obligations to their participants. Our required contributions to these funds could increase because of a shrinking contribution base as a result of the insolvency or withdrawal of other companies that currently contribute to these funds, inability or failure of withdrawing companies to pay their withdrawal liability, lower than expected returns on pension fund assets or other funding deficiencies. In the event that we withdraw from participation in one of these plans, then applicable law could require us to make an additional lump-sum contribution to the plan, and we would have to reflect that as an expense in our consolidated statement of operations and as a liability on our consolidated balance sheet. There is the potential that the sale of our cookies, fruit snacks, pie crust and ice cream cone businesses may result in withdrawal liability under certain multiemployer pension plans and any such withdrawal could have a material adverse effect on our consolidated operating results or financial condition.  Our withdrawal liability for any multiemployer plan would depend on the extent of the plan’s funding of vested benefits. In the ordinary course of our renegotiation of collective bargaining agreements with labor unions that maintain these plans, we may decide to discontinue participation in a plan, and in that event, we could face a withdrawal liability. Some multiemployer plans in which we participate are reported to have significant underfunded liabilities. Such underfunding could increase the size of our potential withdrawal liability.

We operate in the highly competitive food industry.
We face competition across our product lines, including snacks, ready-to-eat cereals and other convenience foods, from other companies which have varying abilities to withstand changes in market conditions. The principal aspects of our business where we face competition include brand recognition, taste, nutritional value, price, promotion, innovation, shelf space, navigating the growing e-commerce marketplace, convenient ordering and delivery to the consumer and customer service. Most of our competitors have substantial financial, marketing and other resources, and some of our competitors may spend more aggressively on advertising and promotional activities than we do. Our competition with other companies in our various markets and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose category share, any of which could have a material adverse effect on our business and financial results. In some cases, our competitors may be able to respond to changing business and economic conditions more quickly than us. Category share and growth could also be adversely impacted if we are not successful in introducing new products, anticipating changes in consumer preferences with respect to dietary trends or purchasing behaviors or in effectively assessing, changing and setting proper pricing.
The changing retail environment and the growing presence of alternative retail channels, could negatively impact our sales and profits.
Our businesses are largely concentrated in the traditional retail grocery trade. Our largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during 2018, comprised principally of sales within the United States. No other customer accounted for greater than 10% of net sales in 2018. During 2018, our top five customers, collectively, including Wal-Mart, accounted for approximately 33% of our consolidated net sales and approximately 49% of U.S. net sales. There can be no assurances that our largest customers will continue to purchase our products in the same mix or quantities or on the same terms as in the past. As the retail grocery trade continues to consolidate and retailers become larger, our large retail customers have sought, and may continue to seek in the future, to use their position to improve their profitability through improved efficiency, lower pricing, increased promotional programs funded by their suppliers and more favorable terms. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond, our profitability or volume growth could be negatively affected. The loss of any large customer or severe adverse impact on the business operations of any large customer for an extended length of time could negatively impact our sales and profits.
Additionally, alternative retail channels, such as internet-based retailers, mobile applications, subscription services, discount and dollar stores, drug stores and club stores, have become more prevalent. This trend away from traditional retail grocery, and towards such channels, is expected to continue in the future. If we are not successful in expanding sales in alternative retail channels, our business or financial results may be negatively impacted. In addition, these alternative retail channels may create consumer price deflation, affecting our retail customer relationships and presenting additional challenges to increasing prices in response to commodity or other cost increases. Also, if these alternative retail channels, such as internet-based retailers were to take significant share away from traditional retailers that could have a flow over effect on our business and our financial results could be negatively impacted.

Our results may be negatively impacted if consumers do not maintain their favorable perception of our brands.
We have a number of iconic brands with significant value. Maintaining and continually enhancing the value of these brands is critical to the success of our business. Brand value is based in large part on consumer perceptions. Success in promoting and enhancing brand value depends in large part on our ability to provide high-quality products. Brand value could diminish significantly due to a number of factors, including consumer perception that we, or any of our employees, have acted in an irresponsible manner, adverse publicity about our products (whether or not valid), our failure to maintain the quality of our products, the failure of our products to deliver consistently positive consumer experiences, the products becoming unavailable to consumers, or the failure to meet the nutrition expectations of our products or particular ingredients in our products (whether or not valid), including whether certain of our products are perceived to contribute to obesity. In addition, we might fail to anticipate consumer preferences with respect to dietary trends or purchasing behaviors, invest sufficiently in maintaining, extending and expanding our brand image or achieve the desired efforts of our marketing efforts. The growing use of social and digital media by consumers, Kellogg and third parties increases the speed and extent that information or misinformation and opinions can be shared. Negative posts or comments about Kellogg, our brands, our products or any of our employees on social or digital media could seriously damage our brands, reputation and brand loyalty, regardless of the information’s accuracy. The harm may be immediate without affording us an opportunity for redress or correction. Brand recognition and loyalty can also be impacted by the effectiveness of our advertising campaigns, marketing programs and sponsorships, as well as our use of social media. If we do not maintain the favorable perception of our brands, our results could be negatively impacted.
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
Selling food products involves a number of legal and other risks, including product contamination, food borne illnesses, spoilage, product tampering, allergens, or other adulteration. We may need to recall some of our products if they become adulterated or misbranded. We may also be liable if the consumption of any of our products causes injury, illness or death. A widespread product recall or market withdrawal could result in significant losses due to their costs, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have a material adverse effect on our business results and the value of our brands. Moreover, even if a product liability or consumer fraud claim is meritless, does not prevail or is not pursued, the negative publicity surrounding assertions against our company and our products or processes could adversely affect our reputation or brands.
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
We manufacture and source products and materials on a global scale. We have a complex network of suppliers, owned manufacturing locations, contract manufacturer locations, warehousing and distribution networks and information systems that support our ability to provide our products to our customers consistently. Our ability to make, move and sell products globally is critical to our success. Factors that are hard to predict or beyond our control, such as product or raw material scarcity, weather (including any potential effects of climate change), natural disasters, fires or explosions, terrorism, political unrest, unrest or government shutdowns, cybersecurity breaches, health pandemics, disruptions in logistics, loss or impairment of key manufacturing sites, supplier capacity constraints, or strikes, could damage or disrupt our operations or our suppliers' or contract manufacturers' operations. If we do not effectively respond to disruptions in our operations, for example, by finding alternative suppliers or replacing capacity at key manufacturing or distribution locations, or cannot quickly repair damage to our information, technology, production or supply systems, we may be late in delivering or unable to deliver products to our customers. If that occurs, we may lose our customers' confidence, and long-term consumer demand for our products could decline. These events could adversely affect our business, financial condition and results of operations.
Evolving tax, environmental, food quality and safety or other regulations or failure to comply with existing licensing, labeling, trade, food quality and safety and other regulations and laws could have a material adverse effect on our consolidated financial condition.
Our activities or products, both in and outside of the United States, are subject to regulation by various federal, state, provincial and local laws, regulations and government agencies, including the U.S. Food and Drug Administration, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce and Labor, as well as similar and other authorities outside of the United States, International Accords and Treaties and others, including voluntary regulation by other bodies. Legal and regulatory systems can change quickly, as demonstrated by the events of the Brexit vote. In addition, legal and regulatory systems in emerging and developing markets may be less developed, and less certain. These laws and regulations and interpretations thereof may change, sometimes dramatically, as a result of a variety of factors, including political, economic, regulatory or social events. In addition, the enforcement of remedies in certain foreign jurisdictions may be less certain, resulting in varying abilities to enforce intellectual property and contractual rights.
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
The marketing of food products has come under increased regulatory scrutiny in recent years, and the food industry has been subject to an increasing number of proceedings and claims relating to alleged false or deceptive marketing under federal, state and foreign laws or regulations. We are also regulated with respect to matters such as licensing requirements, trade and pricing practices, tax, anticorruption standards, advertising and claims, and environmental matters. The need to comply with new, evolving or revised tax, environmental, food quality and safety, labeling or other laws or regulations, or new, evolving or changed interpretations or enforcement of existing laws or regulations, may have a material adverse effect on our business and results of operations. Governmental and administrative bodies within the U.S. are considering a variety of trade and other regulatory reforms. Changes in legal or regulatory requirements (such as new food safety requirements and revised nutrition facts labeling and serving size regulations), or evolving interpretations of existing legal or regulatory requirements, may result in increased compliance costs, capital expenditures and other financial obligations that could adversely affect our business or financial results. If we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, termination of necessary licenses or permits, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business. Even if regulatory review does not result in these types of determinations, it could potentially create negative publicity or perceptions which could harm our business or reputation. Further, modifications to international trade policy, including changes to or repeal of the North American Free Trade Agreement, changes in the European Union (such as Brexit) or the imposition of increased or new tariffs, quotas or trade barriers on key commodities, could have a negative impact on us or the industries we serve, including as a result of related uncertainty, and could materially and adversely impact our business, financial condition, results of operations and cash flows.
Our operations face significant foreign currency exchange rate exposure and currency restrictions which could negatively impact our operating results.
We hold assets and incur liabilities, earn revenue and pay expenses in a variety of currencies other than the U.S. dollar, including the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian Real, Nigerian Naira, and Russian ruble. Because our consolidated financial statements are presented in U.S. dollars, we must translate our assets, liabilities, revenue and expenses into U.S. dollars at then-applicable exchange rates and face exposure to adverse movements in foreign currency exchange rates. For example, the announcement and implementation of Brexit has caused, and may continue to cause, significant volatility in currency exchange rate fluctuations. Consequently, changes in the value of the U.S. dollar may unpredictably and negatively affect the value of these items in our consolidated financial statements, even if their value has not changed in their original currency.
Potential liabilities and costs from litigation could adversely affect our business.
There is no guarantee that we will be successful in defending our self in civil, criminal or regulatory actions, including under general, commercial, employment, environmental, data privacy or security, intellectual property, food quality and safety, anti-trust and trade, advertising and claims, and environmental laws and regulations, or in asserting our rights under various laws. For example, our marketing or claims could face allegations of false or deceptive advertising or other criticisms which could end up in litigation and result in potential liabilities or costs. In addition, we could incur substantial costs and fees in defending our self or in asserting our rights in these actions or meeting new legal requirements. The costs and other effects of potential and pending litigation and administrative actions against us, and new legal requirements, cannot be determined with certainty and may differ from expectations.
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
Increases in the costs of postretirement medical and pension benefits may continue and negatively affect our business as a result of increased usage of medical benefits by retired employees and medical cost inflation, an increase in participants enrolled, the effect of potential declines in the stock and bond markets on the performance of our pension and post-retirement plan assets, potential reductions in the discount rate used to determine the present value of our benefit obligations, and changes to our investment strategy that may impact our expected return on pension and post-retirement plan assets assumptions. U.S. generally accepted accounting principles require that we calculate income or expense for the plans using actuarial valuations. These valuations reflect assumptions about financial markets and interest rates, which may change based on economic conditions. The Company’s accounting policy for defined benefit plans may subject earnings to volatility due to the recognition of actuarial gains and losses, particularly those due to the change in the fair value of pension and post-retirement plan assets and interest rates. In addition, funding requirements for our plans may become more significant. However, the ultimate amounts to be contributed are dependent upon, among other things, interest rates, underlying asset returns, and the impact of legislative or regulatory changes related to pension and post-retirement funding obligations.
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

We utilize extended payment terms for customers and suppliers supplemented with third party financing programs to assist in effectively managing our core working capital. If the extension of payment terms are reversed or financial institutions terminate their participation, our ability to maintain current levels of core working capital could be adversely impacted.

Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. We utilize third-party financing programs to offset the negative impact of offering extended customer payment terms. In addition, in combination with extending supplier payment terms, structured payables programs are available to our suppliers which enable suppliers, at their sole discretion, to enter bilateral agreements to sell Company payment obligations to designated third-party financial institutions.

Changes in financial markets or interest rates could make these third party financing programs less attractive to the financial institutions purchasing trade accounts receivables and Company payment obligations thereunder and these financial institutions may seek to terminate their participation. In the event of such termination or if our extended payment terms are reversed, our ability to effectively manage core working capital could be adversely impacted.
We have a substantial amount of indebtedness.
We have indebtedness that is substantial in relation to our shareholders’ equity, and we may incur additional indebtedness in the future, or enter into off-balance sheet financing, which would increase our leverage risks. As of December 29, 2018, we had total debt of approximately $9.4 billion and total Kellogg Company equity of $2.6 billion.
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

Our performance is affected by general economic, political and social conditions and taxation policies.
Customer and consumer demand for our products may be impacted by recession, financial and credit market disruptions, or other economic downturns in the United States or other nations. Our results in the past have been, and in the future may continue to be, materially affected by changes in general economic, political and social conditions in the United States and other countries, including the interest rate environment in which we conduct business, the financial markets through which we access capital and currency, political and social unrest and terrorist acts in the United States or other countries in which we carry on business. The economic, political and social conditions resulting from Brexit, among other events, may adversely impact our overall performance.
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
We may not be able to attract, develop and retain the highly skilled people we need to support our business.
We depend on the skills and continued service of key personnel, including our experienced management team. In addition, our ability to achieve our strategic and operating goals depends on our ability to identify, recruit, hire, train and retain qualified individuals. We compete with other companies both within and outside of our industry for talented personnel, and we may lose key personnel or fail to attract, recruit, train, develop and retain other talented personnel. Any such loss, failure or negative perception with respect to these individuals may adversely affect our business or financial results. In addition, activities related to identifying, recruiting, hiring and integrating qualified individuals may require significant time and expense. We may not be able to locate suitable replacements for any key employees who leave, or offer employment to potential replacements on reasonable terms, each of which may adversely affect our business and financial results. Additionally, changes in immigration laws and policies could also make it more difficult for us to recruit or relocate skilled employees.
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
As of December 29, 2018, the carrying value of intangible assets totaled approximately $9.4 billion, of which $6.1 billion was goodwill and $3.3 billion represented trademarks, tradenames, and other acquired intangibles compared to total assets of $17.8 billion and total Kellogg Company equity of $2.6 billion.
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
Technology failures, cyber attacks, privacy breaches or data breaches could disrupt our operations, reputation and negatively impact our business.
We increasingly rely on information technology systems and third party service providers, including through the internet, to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to the reporting of our results of operations. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, consumers and suppliers depends on information technology. Our information technology systems, and the systems of the parties we communicate and collaborate with, may be vulnerable to a variety of interruptions, as a result of updating our enterprise platform or due to events beyond our or their control, including, but not limited to, network or hardware failures, malicious or disruptive software, unintentional or malicious actions of employees or contractors, cyberattacks by common hackers, criminal groups or nation-state organizations or social-activist (hacktivist) organizations, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events.
Moreover, our computer systems have been, and will likely continue to be subjected to computer viruses, malware, ransomware or other malicious codes, social engineering attacks, unauthorized access attempts, password theft, physical breaches, employee or inside error, malfeasance and cyber- or phishing-attacks. Cyber threats are constantly evolving, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives, and this increases the difficulty of detecting and successfully defending against them. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm. To date, we have not experienced a material breach of cyber security. While we have implemented administrative and technical controls and taken other preventive actions, such as the maintenance of an information security program that includes updating our technology and security policies, cyber insurance, employee training, and monitoring and routinely testing our information technology systems to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.
The Company offers promotions, rebates, customer loyalty and other programs through which it may receive personal information, and it or its vendors could experience cyber-attacks, privacy breaches, data breaches or other incidents that result in unauthorized disclosure of consumer, customer, employee or Company information. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the United States and other jurisdictions regarding privacy, data protection, and data security, including those related to the collection, storage, handling, use, disclosure, transfer, and security of personal data. There is significant uncertainty with respect to compliance with such privacy and data protection laws and regulations, including with respect to the European Union General Data Protection Regulation (GDPR) (which imposes additional obligations on companies regarding the handling of personal data and provides certain individual privacy rights to persons whose data is stored), because they are continuously evolving and developing and may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Additionally, our efforts to comply with privacy and data protection laws, including the GDPR, may impose significant costs and challenges that are likely to increase over time.
If the Company suffers a loss as a result of a breach or other breakdown in its technology, including such cyber-attack, privacy breaches, data breaches, issues with or errors in system maintenance or security, migration of applications to the cloud, power outages, hardware or software failures, denial of service, telecommunication or other incident involving one of the Company's vendors, that result in unauthorized disclosure or significant unavailability of business, financial, personal or stakeholder information, the Company may suffer reputational, competitive and/or business harm and may be exposed to legal liability and government investigations, which may adversely affect the Company's results of operations and/or financial condition. The misuse, leakage or falsification of information could result in violations of data privacy laws, the Company may become subject to legal action and increased regulatory oversight. The Company could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems. In addition, if the Company's suppliers or customers experience such a breach or unauthorized disclosure or system failure, their businesses could be disrupted or otherwise negatively affected, which may result in a disruption in the Company's supply chain or reduced customer orders, which would adversely affect the Company's business operations.
Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.
We consider our intellectual property rights, particularly and most notably our trademarks, but also including patents, trade secrets, copyrights and licensing agreements, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements, third party nondisclosure and assignment agreements and policing of third party misuses of our intellectual property. Our failure to obtain or adequately protect our trademarks, products, new features of our products, our technology, or any other form of intellectual property, or any change in law or other changes that serve to lessen or remove the current legal protections of our intellectual property, may diminish our competitiveness and could materially harm our business.

We may be unaware of intellectual property rights of others that may cover some of our technology, brands or products or operations. In addition, if, in the course of developing new products or improving the quality of existing products, we are found to have infringed the intellectual property rights of others, directly or indirectly, such finding could have an adverse impact on our business, financial condition or results of operations and may limit our ability to introduce new products or improve the quality of existing products. Any litigation regarding patents or other intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. Third party claims of intellectual property infringement might also require us to enter into costly license agreements. We also may be subject to significant damages or injunctions against development and sale of certain products.
We are subject to risks generally associated with companies that operate globally.
We are a global company and generated 40%, 37%, and 35% of our net sales for 2018, 2017 and 2016, respectively outside the United States. We manufacture our products in 21 countries and have operations in more than 180 countries, so we are subject to risks inherent in multinational operations. Those risks include:

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

•
changes in capital controls, including currency exchange controls, government currency policies or other limits on our ability to import raw materials or finished product or repatriate cash from outside the United States,

•
changes in local regulations and laws, the uncertainty of enforcement of remedies in foreign jurisdictions, and foreign ownership restrictions and the potential for nationalization or expropriation of property or other resources,

•	Laws relating to information security, privacy (including the GDPR), cashless payments, and consumer protection,

•	uncertainty relating to Brexit and its impact on the local and international markets, the flow of goods and materials across borders, and political environments,

•	discriminatory or conflicting fiscal policies,

•	challenges associated with cross-border product distribution,

•	increased sovereign risk, such as default by or deterioration in the economies and credit worthiness of local governments,

•	varying abilities to enforce intellectual property and contractual rights,

•	greater risk of uncollectible accounts and longer collection cycles,

•	loss of ability to manage our operations in certain markets which could result in the deconsolidation of such businesses,

•	design and implementation of effective control environment processes across our diverse operations and employee base,

•	imposition of more or new tariffs, quotas, trade barriers, and similar restrictions on our sales or regulations, taxes or policies that might negatively affect our sales, and

•	changes in trade policies and trade relations.
Please refer to Note 16 for more information regarding our operations in Venezuela, including the impact on our operations from currency restrictions and our decision to deconsolidate our Venezuelan operations effective December 31, 2016.
In addition, political and economic changes or volatility, geopolitical regional conflicts, terrorist activity, political unrest and government shutdowns, civil strife, acts of war, public corruption, expropriation and other economic or political or social uncertainties could interrupt and negatively affect our business operations or customer demand. The slowdown in economic growth or high unemployment in some emerging markets could constrain consumer spending, and declining consumer purchasing power could adversely impact our profitability. Continued instability in the banking and governmental sectors of certain countries in the European Union or the dynamics associated with the federal and state debt and budget challenges in the United States could adversely affect us. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.
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

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. In February 2017, the British Parliament voted in favor of allowing the British government to begin negotiating the terms of the United Kingdom’s withdrawal from the European Union, and, in March 2017, the British government invoked Article 50 of the Treaty on European Union, which, per the terms of the treaty, formally triggered a two-year negotiation process and puts the United Kingdom on a course to withdraw from the European Union by the end of March 2019. In January 2019, the draft of the withdrawal agreement that was previously published in November 2018 was rejected by UK parliament. If no agreement is concluded by March 29, 2019 the United Kingdom will leave the European Union at such time. Accordingly, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal.

The economic conditions and outlook in the United Kingdom, the European Union and elsewhere could be further adversely affected by (i) the uncertainty concerning the timing and terms of the exit, (ii) new or modified trading arrangements between the United Kingdom and other countries. Any of these developments, or the perception that any of these developments are likely to occur, could affect economic growth or business activity in the United Kingdom or the European Union, and could result in the relocation of businesses, cause business interruptions, lead to economic recession or depression, and impact the stability of the financial markets, availability of credit, currency exchange rates, compliance risks, interest rates, financial institutions, and political, financial and monetary systems. Any of these developments, or the perception that any of them could occur, could depress economic activity and restrict our access to capital, which could materially and adversely affect our product sales, financial condition and results of operations.

Potential impacts to our business include: (i) reduced efficiency in processing of product shipments between the United Kingdom and other countries that could impact our ability to have sufficient products in the appropriate market for sale to customers, (ii) requirement to increase inventory levels maintained in both the United Kingdom and other countries to ensure adequate supply of product to support both base and promotional activities normally executed with our customers, (iii) increased costs related to incremental warehousing and logistics services required to adequately service our customers, (iv) significant financial impact resulting from tariffs that are implemented between the United Kingdom and other countries as the location of our European production facilities and the markets we sell in regularly require significant import and export shipments involving the United Kingdom, (v) our ability to realize future benefit from other assets on our balance sheet, such as deferred tax assets, may be impacted which could result in additional valuation allowances or reserves being established.
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

Adverse changes in the global climate or extreme weather conditions could adversely affect our business or operations.

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
We operated, as of February 25, 2019, offices, manufacturing plants and distribution and warehousing facilities totaling more than 41 million square feet of building area in the United States and other countries. Our plants have been designed and constructed to meet our specific production requirements, and we periodically invest money for capital and technological improvements. At the time of its selection, each location was considered to be favorable, based on the location of markets, sources of raw materials, availability of suitable labor, transportation facilities, location of our other plants producing similar products, and other factors. Our manufacturing facilities in the United States include four cereal plants and warehouses located in Battle Creek, Michigan; Lancaster, Pennsylvania; Memphis, Tennessee; and Omaha, Nebraska and other plants or facilities in San Jose, California; Atlanta, Augusta, and Rome, Georgia; Chicago, Illinois; Kansas City, Kansas; Florence, Louisville and Pikeville, Kentucky; Grand Rapids and Wyoming, Michigan; Blue Anchor, New Jersey; Cary, North Carolina; Cincinnati and Zanesville, Ohio; Muncy, Pennsylvania; Jackson and Rossville, Tennessee; and Allyn, Washington.
Outside the United States, we had, as of February 25, 2019, additional manufacturing locations, some with warehousing facilities, in Australia, Austria, Belgium, Brazil, Canada, Colombia, Ecuador, Egypt, Great Britain, India, Japan, Malaysia, Mexico, Poland, Russia, South Africa, South Korea, Spain, Thailand, and Turkey. We also have joint ventures in China, Nigeria, and Ghana which own or operate manufacturing or warehouse facilities.
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
In December 2017, the board of directors approved an authorization to repurchase up to $1.5 billion of our common stock beginning in January 2018 through December 2019. This authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. During the fourth quarter 2018, the Company repurchased 3.2 million shares for a total of $200 million.
The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended December 29, 2018.

(millions, except per share data)
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1: 9/30/18-10/27/18	—	—	—	$1,380
Month #2: 10/28/18-11/24/18	2.4	$62.16	2.4	$1,230
Month #3: 11/25/18-12/29/18	0.8	$59.42	0.8	$1,180

ITEM 6. SELECTED FINANCIAL DATA
Kellogg Company and Subsidiaries
Selected Financial Data

(millions, except per share data and number of employees)	2018	2017	2016	2015	2014
Operating trends
Net sales	$13,547	$12,854	$12,965	$13,525	$14,580
Gross profit as a % of net sales	34.9%	36.6%	37.3%	35.4%	37.5%
Depreciation	493	469	510	526	494
Amortization	23	12	7	8	9
Advertising expense (a)	752	732	736	898	1,094
Research and development expense (a)	154	148	182	193	199
Operating profit	1,706	1,387	1,483	1,268	1,693
Operating profit as a % of net sales	12.6%	10.8%	11.4%	9.4%	11.6%
Interest expense	287	256	406	227	209
Net income attributable to Kellogg Company	1,336	1,254	699	614	632
Average shares outstanding:
Basic	347	348	350	354	358
Diluted	348	350	354	356	360
Per share amounts:
Basic	3.85	3.61	1.99	1.74	1.76
Diluted	3.83	3.58	1.97	1.72	1.75
Cash flow trends
Net cash provided by (used in) operating activities	$1,536	$403	$1,271	$1,691	$1,793
Capital expenditures	578	501	507	553	582
Net cash provided by (used in) operating activities reduced by capital expenditures (b)	958	(98)	764	1,138	1,211
Net cash provided by (used in) investing activities	(948)	149	(392)	(1,127)	(573)
Net cash provided by (used in) used in financing activities	(566)	(604)	(786)	(706)	(1,063)
Interest coverage ratio (c)	8.1	9.4	4.6	6.8	7.3
Capital structure trends
Total assets	$17,780	$16,351	$15,111	$15,251	$15,139
Property, net	3,731	3,716	3,569	3,621	3,769
Short-term debt and current maturities of long-term debt	686	779	1,069	2,470	1,435
Long-term debt	8,207	7,836	6,698	5,275	5,921
Total Kellogg Company equity	2,601	2,178	1,891	2,128	2,789
Share price trends
Stock price range	$56-75	$59-76	$70-87	$61-74	$57-69
Cash dividends per common share	2.20	2.12	2.04	1.98	1.90
Number of employees	34,000	33,000	37,000	34,000	30,000

The above amounts have been restated to include the impact of Accounting Standard Updates adopted in Q1 2018 with the exception of 2015 and 2014, which were not restated for the Revenue Recognition ASU. See additional discussion in Footnote 1.

(a)
Recent declines in advertising were the result of foreign currency translation, implementation of efficiency and effectiveness programs including zero-based budgeting, the change in media landscape migrating investment to digital, and shifting investment to food innovation and renovation.

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

For more than 100 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. These foods include snacks, such as cookies, crackers, savory snacks, toaster pastries, cereal bars and bites, fruit-flavored snacks; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods and noodles.
Kellogg products are manufactured and marketed globally. Consumption and share data noted within based on Nielsen x-AOC or other comparable source, for the applicable period.

Segments
As of December 29, 2018, we manage our operations through ten operating segments that are based on product category or geographic location. These operating segments have been evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. For the periods presented we have the following reportable segments: U.S. Snacks; U.S. Morning Foods; U.S. Specialty Channels; North America Other; Europe; Latin America; and Asia Pacific. The operating segments will change beginning in 2019.

On November 12, 2018, we announced that we would be exploring the sale of our cookies business (including the Keebler, Famous Amos, Mother's and Murray brands), fruit snacks business (including the Stretch Island brand) pie crust and ice cream cone businesses to enable us to bring a sharper focus to our core businesses. This exploration was driven by our need to make strategic choices about our business and the brands within our portfolio. Nevertheless, we believe these iconic and beloved brands can thrive in the portfolio of another organization that can focus on driving growth in these particular categories. The financial impact of the potential sale of businesses will be addressed upon the announcement of any transaction.

Restatement of financial statements
Financial statements for 2017 and 2016 were restated to reflect changes in accounting standards that were adopted on a retrospective basis, as well as product transfer between reportable segments.

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

Non-GAAP Financial Measures
Non-GAAP financial measures used for evaluation of performance include currency-neutral and organic net sales, adjusted and currency-neutral adjusted operating profit, adjusted and currency-neutral adjusted diluted earnings per share (EPS), and cash flow. We determine currency-neutral results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. These non-GAAP financial measures may not be comparable to similar measures used by other companies.

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

•
Adjusted: operating profit, net income, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of Project K and cost reduction activities, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, such as Project K, Zero Based Budgeting (ZBB), and Revenue Growth Management, to assess performance of newly acquired businesses, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•
Currency-neutral adjusted: gross profit, gross margin, operating profit, net income, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of Project K and cost reduction activities, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, such as Project K, Zero Based Budgeting (ZBB), and Revenue Growth Management, to assess performance of newly acquired businesses, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•
Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of Project K and cost reduction activities, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts. In addition, we have excluded an adjustment for the transitional estimates related to the adoption of U.S. Tax Reform. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability
Mark-to-market accounting for pension plans, commodities, and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a total pre-tax mark-to-market charge of $343 million for 2018, a total pre-tax mark-to-market benefit of $45 million in 2017 and a total pre-tax mark-to-market charge of $261 million in 2016. Within these totals, the pre-tax mark-to-market charge for pension plans was $335 million for 2018, a pre-tax mark-to-market benefit for pension plans was $86 million for 2017 and a pre-tax mark-to-market charge for pension plans was $314 million for 2016.

Project K and cost reduction activities
Project K continued generating savings used to invest in key strategic areas of focus for the business. We recorded pre-tax charges related to this program of $143 million in 2018, $263 million in 2017, and $325 million in 2016.

See the Restructuring and cost reduction activities section for more information.

Brexit impacts
With the uncertainty of the United Kingdom (U.K.) exiting the European Union (EU), commonly referred to as Brexit, we have begun preparations to proactively prepare for the potential adverse impacts of Brexit, such as delays at ports of entry and departure. As a result, we incurred pre-tax charges of $3 million for the year ended December 29, 2018.

Business and portfolio realignment
Up front and/or one-time costs related to: pending and prospective divestitures and acquisitions, including our previously announced proposed divestiture of our cookies, fruit snacks, pie crusts, and ice-cream cone businesses. As a result, we incurred pre-tax charges of $5 million for the year ended December 29, 2018.

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

Venezuela
As of December 31, 2016, we deconsolidated and changed to the cost method of accounting for our Venezuelan subsidiary. We recorded a $72 million pre-tax charge in Other income (expense), net as we fully impaired the value of our cost method investment in Venezuela. The deconsolidation charge included the historical cumulative translation losses of approximately $63 million related to our Venezuelan operations that had previously been recorded in accumulated other comprehensive losses within equity. Additionally, the deconsolidation reduced net sales by $31 million for the year ended December 31, 2016 which impacted the comparability of 2017 to 2016 reported results.

In 2015 we concluded that we were no longer able to obtain sufficient U.S. dollars on a timely basis through the DIPRO exchange resulting in a decision to remeasure our Venezuela subsidiary's financial statements using the DICOM (formerly SIMADI) rate. Following the change to the DICOM (formerly SIMADI) rate in 2015, certain non-monetary assets related to our Venezuelan subsidiary continued to be remeasured at historical exchange rates. As these assets were utilized by our Venezuelan subsidiary during 2016 they were recognized in the income statement at historical exchange rates resulting in an unfavorable impact. We experienced an unfavorable pre-tax impact of approximately $11 million in 2016 related to the utilization of these remaining non-monetary assets, primarily impacting COGS.

Acquisitions
In December 2016, the Company acquired Ritmo Investimentos, controlling shareholder of Parati S/A, Afical Ltda and Padua Ltda ("Parati Group"), a leading Brazilian food group. In our Latin America reportable segment for the year ended December 30, 2017, the acquisition added $203 million in net sales that impacted the comparability to 2016 reported results.

In October of 2017, the Company acquired Chicago Bar Company LLC manufacturer of RXBAR, a high protein snack bar made of simple ingredients. In our North America Other reportable segment for the year ended December 29, 2018, the acquisition added $186 million in net sales that impacted the comparability of 2017 reported results. Additionally, for the year ended December 30, 2017, the acquisition added $27 million in net sales that impacted the comparability of 2016 reported results.

In May of 2018, the Company acquired an incremental 1% ownership interest in Multipro, which along with concurrent changes to the shareholders' agreement, resulted in the Company now having a 51% controlling interest in and began consolidating Multipro, a leading distributor of a variety of food products in Nigeria and Ghana. In our Asia Pacific reportable segment, for the year ended December 30, 2018, the acquisition added $536 million in net sales that impacted the comparability of 2017 reported results.

Shipping day differences
In December 2017, we eliminated a one-month timing difference in reporting of financial results for the Parati Group. This update resulted in an additional month of financial results being reported in the year ended December 30, 2017, which included $14 million of net sales that impacted the comparability of 2018 versus 2017 and 2017 versus 2016 reported results.

Adoption of U.S. Tax Reform
In conjunction with the adoption of U.S. Tax Reform, we finalized our provisional estimates resulting in a net $11 million reduction of income tax expense for the year ended December 29, 2018, primarily related to the transition tax and assertion on foreign earnings. Additionally, for the year ended December 30, 2017, we recorded net tax expense totaling $8 million related primarily to the remeasurement of deferred tax assets and liabilities, as well as the transition tax on foreign earnings.

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

Foreign currency translation
We evaluate the operating results of our business on a currency-neutral basis. We determine currency-neutral operating results by dividing or multiplying, as appropriate, the current period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. Organic net sales exclude the impact of acquisitions, including the foreign currency impact calculated by applying the prior year foreign currency rates to current period results.

Financial results
For the full year 2018, our reported net sales increased by 5.4% due primarily to acquisition of RX (October 2017) and the consolidation of Multipro (May 2018) partially offset by unfavorable foreign currency as the U.S. Dollar strengthened against key currencies. Organic net sales were flat compared to the prior year as underlying growth was offset by the negative impact of list-price adjustments and rationalization of stock-keeping units related to the mid-2017 transition from Direct-Store Delivery (DSD) in U.S. Snacks.

Reported operating profit increased by 23% due to lower restructuring charges, the consolidation of Multipro results, and favorable year-over-year mark-to-market impacts. Currency-neutral adjusted operating profit was up slightly compared to the prior year due to cost savings that funded and offset a substantial planned increase in advertising and promotion investment as well as higher freight costs, and adverse mix and incremental costs, much of which was related to growth in new pack formats. Currency-neutral adjusted operating profit excludes the impact of restructuring, mark-to-market, foreign currency and other expenses related to the proposed divestiture of our cookies, fruit snacks, pie crusts, and ice-cream cone businesses, as well as preparing for potential Brexit.

Reported diluted EPS of $3.83 was up 7% compared to the prior year of $3.58 due primarily to a one-time non-cash gain related to our transaction in West Africa, a lower effective tax rate as a result of U.S. Tax Reform as well as benefits from discrete tax items, and lower restructuring charges partially offset by unfavorable mark-to-market impacts. Currency-neutral adjusted diluted EPS of $4.32 was up 8% compared to prior year of $4.00, after excluding the impact of mark-to-market, restructuring, the adoption of U.S. Tax Reform, gain from unconsolidated entities, costs related to proposed divestitures and Brexit.

Reconciliation of certain non-GAAP Financial Measures

Consolidated results (dollars in millions, except per share data)	2018	2017
Reported net income attributable to Kellogg Company	$1,336	$1,254
Mark-to-market (pre-tax)	(343)	45
Project K and cost reduction activities (pre-tax)	(143)	(263)
Brexit impacts (pre-tax)	(3)	—
Business and portfolio realignment (pre-tax)	(5)	—
Income tax impact applicable to adjustments, net*	109	80
Adoption of U.S. Tax Reform	11	(8)
Gain from unconsolidated entities, net	200	—
Adjusted net income attributable to Kellogg Company	$1,510	$1,400
Foreign currency impact	4
Currency-neutral adjusted net income attributable to Kellogg Company	$1,506	$1,400
Reported diluted EPS	$3.83	$3.58
Mark-to-market (pre-tax)	(0.98)	0.13
Project K and cost reduction activities (pre-tax)	(0.41)	(0.75)
Brexit impacts (pre-tax)	(0.01)	—
Business and portfolio realignment (pre-tax)	(0.01)	—
Income tax impact applicable to adjustments, net*	0.30	0.22
Adoption of U.S. Tax Reform	0.04	(0.02)
Gain from unconsolidated entities, net	0.57	—
Adjusted diluted EPS	$4.33	$4.00
Foreign currency impact	0.01
Currency-neutral adjusted diluted EPS	$4.32	$4.00
Currency-neutral adjusted diluted EPS growth	8.0%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Consolidated results (dollars in millions, except per share data)	2017	2016
Reported net income attributable to Kellogg Company	$1,254	$699
Mark-to-market (pre-tax)	45	(261)
Project K and cost reduction activities (pre-tax)	(263)	(325)
Debt redemption (pre-tax)	—	(153)
Venezuela deconsolidation (pre-tax)	—	(72)
Venezuela remeasurement (pre-tax)	—	(11)
Income tax impact applicable to adjustments, net*	80	198
Adoption of U.S. Tax Reform	(8)	—
Adjusted net income attributable to Kellogg Company	$1,400	$1,323
Foreign currency impact	(6)
Currency-neutral adjusted net income attributable to Kellogg Company	$1,406	$1,323
Reported diluted EPS	$3.58	$1.97
Mark-to-market (pre-tax)	0.13	(0.74)
Project K and cost reduction activities (pre-tax)	(0.75)	(0.92)
Debt redemption (pre-tax)	—	(0.43)
Venezuela deconsolidation (pre-tax)	—	(0.20)
Venezuela remeasurement (pre-tax)	—	(0.03)
Income tax impact applicable to adjustments, net*	0.22	0.55
Adoption of U.S. Tax Reform	(0.02)	—
Adjusted diluted EPS	$4.00	$3.74
Foreign currency impact	(0.02)
Currency-neutral adjusted diluted EPS	$4.02	$3.74
Currency-neutral adjusted diluted EPS growth	7.5%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Net sales and operating profit
2018 compared to 2017
The following tables provide an analysis of net sales and operating profit performance for 2018 versus 2017:

Year ended December 29, 2018
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$2,957	$2,643	$1,235	$1,853	$2,395	$947	$1,517	$—	$13,547
Foreign currency impact on total business (inc)/dec	—	—	—	(3)	46	(47)	(102)	—	(106)
Currency-neutral net sales	$2,957	$2,643	$1,235	$1,856	$2,349	$994	$1,619	$—	$13,653
Acquisitions	—	—	—	186	—	—	536	—	722
Foreign currency impact on acquisitions (inc)/dec	—	—	—	—	—	—	89	—	89
Organic net sales	$2,957	$2,643	$1,235	$1,670	$2,349	$994	$994	$—	$12,842

Year ended December 30, 2017
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$3,110	$2,709	$1,242	$1,612	$2,291	$944	$946	$—	$12,854
Shipping day differences	—	—	—	—	—	14	—	—	14
Organic net sales	$3,110	$2,709	$1,242	$1,612	$2,291	$930	$946	$—	$12,840

% change - 2018 vs. 2017:
Reported growth	(4.9)%	(2.4)%	(0.6)%	15.0%	4.5%	0.3%	60.4%	—%	5.4%
Foreign currency impact	—%	—%	—%	(0.2)%	1.9%	(5.0)%	(10.7)%	—%	(0.8)%
Currency-neutral growth	(4.9)%	(2.4)%	(0.6)%	15.2%	2.6%	5.3%	71.1%	—%	6.2%
Acquisitions	—%	—%	—%	11.5%	—%	—%	56.6%	—%	5.6%
Shipping day differences	—%	—%	—%	—%	—%	(1.6)%	—%	—%	(0.1)%
Foreign currency impact on acquisitions (inc)/dec	—%	—%	—%	—%	—%	—%	9.5%	—%	0.7%
Organic growth	(4.9)%	(2.4)%	(0.6)%	3.7%	2.6%	6.9%	5.0%	—%	—%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended December 29, 2018
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$446	$478	$251	$222	$297	$102	$128	$(218)	$1,706
Mark-to-market	—	—	—	—	—	—	—	7	7
Project K and cost reduction activities	(28)	(50)	(4)	(25)	(33)	(15)	(11)	(7)	(173)
Brexit impacts	—	—	—	—	(3)	—	—	—	(3)
Business and portfolio realignment	(3)	—	—	—	—	—	—	(2)	(5)
Adjusted operating profit	$477	$528	$255	$247	$333	$117	$139	$(216)	$1,880
Foreign currency impact	—	—	—	(2)	6	(3)	(7)	3	(3)
Currency-neutral adjusted operating profit	$477	$528	$255	$249	$327	$120	$146	$(219)	$1,883

Year ended December 30, 2017
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$138	$567	$312	$229	$276	$108	$84	$(327)	$1,387
Mark-to-market	—	—	—	—	—	—	—	(81)	(81)
Project K and cost reduction activities	(309)	(18)	(2)	(16)	(40)	(8)	(11)	(7)	(411)
Adjusted operating profit	$447	$585	$314	$245	$316	$116	$95	$(239)	$1,879

% change - 2018 vs. 2017:
Reported growth	224.4%	(15.7)%	(19.8)%	(3.0)%	7.8%	(5.2)%	50.7%	33.1%	22.9%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	25.2%	7.3%
Project K and cost reduction activities	218.3%	(6.0)%	(0.7)%	(3.9)%	3.1%	(5.6)%	6.1%	(0.5)%	16.1%
Brexit impacts	—%	—%	—%	—%	(0.9)%	—%	—%	—%	(0.2)%
Business and portfolio realignment	(0.8)%	—%	—%	—%	—%	—%	—%	(0.8)%	(0.3)%
Adjusted growth	6.9%	(9.7)%	(19.1)%	0.9%	5.6%	0.4%	44.6%	9.2%	—%
Foreign currency impact	—%	—%	—%	(0.4)%	1.9%	(2.8)%	(7.2)%	0.6%	(0.1)%
Currency-neutral adjusted growth	6.9%	(9.7)%	(19.1)%	1.3%	3.7%	3.2%	51.8%	8.6%	0.1%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Snacks
This segment consists primarily of crackers, cookies, savory snacks, wholesome snacks and fruit-flavored snacks.

Reported net sales declined 4.9% primarily due to unfavorable price/mix as a result of the year-on-year impact of list-price adjustments and rationalization of stock-keeping units related to the DSD exit in the back half of 2017 and a slight decrease in volume. These impacts were partially offset by improved performance of key brands like Cheez-it, Pringles, and Rice Krispies Treats, all of which grew consumption and share during the year.

All of our ex-DSD categories experienced year-over-year gains in velocity, as we now have a stronger set of SKUs on the shelf which are being supported with brand building.

Overall, the cookie category was flat compared to the prior year. We lost both consumption and share on lower volume. However, Keebler Fudge Shoppe, Keebler Grahams, Mother's and Famous Amos grew both consumption and share during the year behind resumed investment support.

Reported operating profit increased significantly from the prior year due primarily to lower restructuring charges as the prior year included costs associated with our DSD transition. Currency-neutral adjusted operating profit increased 6.9% after excluding the impact of restructuring charges due to lower overhead expense as a result of our transition out of DSD in mid-2017.

U.S. Morning Foods
This segment consists primarily of cereal and toaster pastries. Reported net sales declined 2.4% as a result of decreased volume and unfavorable pricing/mix.

Cereal net sales were down on lower volume and unfavorable pricing/mix as consumption and share were impacted by category-wide softness and the mid-year supply chain disruption for Honey Smacks, which returned to shelves in the fourth quarter, but offset improving performance elsewhere in the portfolio. Cereal share excluding Honey Smacks was roughly flat compared to the prior year as we continued to make progress toward stabilizing key health and wellness brands by emphasizing their wellness attributes and our Core 6 cereal brands collectively grew share during 2018.

Additionally, Pop-Tarts posted a slight increase in net sales on higher volume while returning to consumption growth in the second half of the year.

Reported operating profit decreased 16% due to higher restructuring charges, lower net sales and adverse mix and costs related to launching new pack formats. Currency-neutral adjusted operating profit decreased 9.7% after eliminating the impact of restructuring charges.

U.S. Specialty Channels
This segment sells the full line of Kellogg products to channels such as food service, convenience stores, vending and others.

Reported net sales declined 0.6% as a result of lower volume and unfavorable pricing/mix as it lapped hurricane-related shipments in the back-half of 2017. The hurricane impact was mainly in the food service channel, offsetting growth in the segment's other major channels.

Reported operating profit decreased 20% due to revised allocation of costs between U.S. operating segments. Currency-neutral adjusted operating profit decreased 19% after excluding the impact of restructuring charges.

North America Other
This segment is composed of our U.S. Frozen Foods, Kashi Company, Canada, and RX businesses.

Reported net sales increased 15% due primarily to the RXBAR acquisition and growth in U.S. Frozen and Canada. Organic net sales increased 3.7% on higher volume and favorable pricing/mix after excluding the impact of the RX acquisition and foreign currency.

U.S. Frozen net sales for the year grew on higher volume and favorable price/mix. Eggo® grew share and consumption during the year, benefiting from renovated food and packaging, including the relaunch of our premium Thick N' Fluffy line as well as continued success with Disney-shaped waffles. Morningstar Farms' consumption accelerated in 2018, as we refocused on our core offerings, renovating our food for cleaner labeling and honing our message around plant-based protein.

In Canada we posted sales growth on favorable pricing/mix offset by slightly lower volume as we gained share in most of our categories.

Kashi Company reported slightly lower net sales on lower volume partially offset by favorable pricing/mix. Kashi cereals increased both consumption and share during 2018 as a result of strong innovation and effective messaging. Innovations like Kashi by kids and new offerings under the GoLean line are gaining traction, and the business benefited from the continued success of our Bear Naked brand which grew consumption during the year. The improvements in cereal were offset by lower consumption and share in wholesome snacks during 2018.

Reported operating profit decreased 3.0% due to higher restructuring charges and a double-digit increase in brand building. These impacts were partially offset by higher net sales and Project K savings. Currency-neutral adjusted operating profit increased 1.3% after excluding the impact of restructuring and foreign currency.

Europe
Reported net sales increased 4.5% due primarily to higher volume and favorable foreign currency partially offset by unfavorable pricing/mix. Organic net sales increased 2.6% after excluding the impact of foreign currency.

The return to organic net sales growth in 2018 was led by broad-based growth in Pringles, and by expansion in emerging markets like Russia and the Middle East.

In Pringles, we ran a successful campaign during the World Cup in the summer and sustained the brand with new pack formats and effective media. The brand grew share in seven of our eight major markets.

Cereal net sales declines moderated during 2018 due to improving share performance in markets across the region. Most notably, we grew share in both the U.K. and France, continuing its improving trend with growth in several brands.

Emerging markets were a driver of Europe's growth in both cereal and snacks, led by Northern Africa, Russia, and the Middle East.

Reported operating profit increased 7.8% due to higher net sales, lower restructuring charges, and favorable foreign currency. Currency-neutral adjusted operating profit increased 3.7% after excluding the impact of restructuring charges and foreign currency.

Latin America
Reported net sales increased 0.3% due to higher volume partially offset by shipping day differences, unfavorable pricing/mix and unfavorable foreign currency. Organic net sales increased 6.9%, led by Mexico and Mercosur markets, after excluding the impact of foreign currency and shipping days.

Mexico posted net sales growth during the year on higher volume and favorable pricing/mix, growing consumption and share in cereal. Across the region, our cereal sales grew at a mid-single digit rate in 2018.

Our snacks business posted growth, lead by Pringles in Mexico and Caribbean/Central America.

Parati net sales grew on higher volume and favorable pricing/mix, and continued to grow consumption and share in Brazil, despite the trucker strike and volatile political environment.

Reported operating profit decreased 5.2%, primarily due to higher restructuring charges and unfavorable foreign currency.  Currency-neutral adjusted operating profit increased 3.2% after excluding the impact of restructuring and foreign currency.

Asia Pacific
Reported net sales increased 60% due primarily to the consolidation of the Multipro business partially offset by unfavorable foreign currency. Organic net sales increased 5.0% on higher volume and slightly favorable pricing/mix after excluding Multipro results and the impact of foreign currency.

Organic growth was led by cereal, whose broad-based growth accelerated in 2018. Our cereal business held share in the stabilized Australia market, gained share in markets like Japan and Korea, and continued to generate double-digit growth in emerging markets like India and Southeast Asia.

Our Pringles business posted high single-digit growth for the year as we continue to expand product offerings in certain markets while launching new pack-formats in others, extending the brand's distribution reach.

Reported operating profit increased 51% due primarily to the consolidation of the Multipro business beginning in May of 2018, as well as productivity and brand building efficiencies as a result of Project K, partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit improved 52% after excluding the impact of restructuring and foreign currency.

Corporate
Reported operating expense improved 33% due primarily to favorable year-over-year mark-to-market impacts. Currency-neutral adjusted operating profit improved 8.6% due primarily to lower pension costs, after excluding the impact of mark-to-market, restructuring, foreign currency and business and portfolio realignment activities.

2017 compared to 2016
The following tables provide an analysis of net sales and operating profit performance for 2017 versus 2016:

Year ended December 30, 2017
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$3,110	$2,709	$1,242	$1,612	$2,291	$944	$946	$—	$12,854
Foreign currency impact on total business (inc)/dec	—	—	—	12	(18)	17	25	—	36
Currency-neutral net sales	$3,110	$2,709	$1,242	$1,600	$2,309	$927	$921	$—	$12,818
Acquisitions	—	—	—	28	11	203	—	—	242
Shipping day differences	—	—	—	—	—	14	—	—	14
Foreign currency impact on acquisitions (inc)/dec	—	—	—	—	—	(13)	—	—	(13)
Organic net sales	$3,110	$2,709	$1,242	$1,572	$2,298	$723	$921	$—	$12,575

Year ended December 31, 2016
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported net sales	$3,197	$2,917	$1,207	$1,593	$2,383	$772	$896	$—	$12,965
Venezuela operations impact	—	—	—	—	—	31	—	—	31
Organic net sales	$3,197	$2,917	$1,207	$1,593	$2,383	$741	$896	$—	$12,934

% change - 2017 vs. 2016:
Reported growth	(2.8)%	(7.1)%	2.9%	1.2%	(3.9)%	22.2%	5.6%	—%	(0.9)%
Foreign currency impact on total business (inc)/dec	—%	—%	—%	0.8%	(0.8)%	2.1%	2.8%	—%	0.2%
Currency-neutral growth	(2.8)%	(7.1)%	2.9%	0.4%	(3.1)%	20.1%	2.8%	—%	(1.1)%
Acquisitions	—%	—%	—%	1.8%	0.5%	26.2%	—%	—%	1.9%
Venezuela operations impact	—%	—%	—%	—%	—%	(3.9)%	—%	—%	(0.2)%
Shipping day differences	—%	—%	—%	—%	—%	1.9%	—%	—%	0.1%
Foreign currency impact on acquisitions (inc)/dec	—%	—%	—%	—%	—%	(1.8)%	—%	—%	(0.1)%
Organic growth	(2.8)%	(7.1)%	2.9%	(1.4)%	(3.6)%	(2.3)%	2.8%	—%	(2.8)%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year ended December 30, 2017
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$138	$567	$312	$229	$276	$108	$84	$(327)	$1,387
Mark-to-market	—	—	—	—	—	—	—	(81)	(81)
Project K and cost reduction activities	(309)	(18)	(2)	(16)	(40)	(8)	(11)	(7)	(411)
Adjusted operating profit	$447	$585	$314	$245	$316	$116	$95	$(239)	$1,879
Foreign currency impact	—	—	—	1	(6)	—	2	2	(1)
Currency-neutral adjusted operating profit	$447	$585	$314	$244	$322	$116	$93	$(241)	$1,880

Year ended December 31, 2016
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Corporate	Kellogg Consolidated
Reported operating profit	$325	$597	$279	$181	$208	$84	$69	$(260)	$1,483
Mark-to-market	—	—	—	—	—	—	—	43	43
Project K and cost reduction activities	(76)	(23)	(8)	(38)	(126)	(8)	(7)	(38)	(324)
Venezuela remeasurement	—	—	—	—	—	(13)	—	—	(13)
Adjusted operating profit	$401	$620	$287	$219	$334	$105	$76	$(265)	$1,777

% change - 2017 vs. 2016:
Reported growth	(57.7)%	(5.0)%	12.0%	26.3%	32.0%	28.2%	22.9%	(25.2)%	(6.4)%
Mark-to-market	—%	—%	—%	—%	—%	—%	—%	(44.4)%	(8.4)%
Project K and cost reduction activities	(69.1)%	0.6%	2.5%	14.3%	37.8%	2.5%	(3.3)%	9.1%	(4.6)%
Venezuela remeasurement	—%	—%	—%	—%	—%	15.3%	—%	—%	0.8%
Adjusted growth	11.4%	(5.6)%	9.5%	12.0%	(5.8)%	10.4%	26.2%	10.1%	5.8%
Foreign currency impact	—%	—%	—%	0.9%	(2.1)%	(0.1)%	3.8%	0.5%	(0.1)%
Currency-neutral adjusted growth	11.4%	(5.6)%	9.5%	11.1%	(3.7)%	10.5%	22.4%	9.6%	5.9%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

U.S. Snacks
This segment consists primarily of crackers, cookies, savory snacks, wholesome snacks and fruit-flavored snacks.

Reported and Organic net sales declined 2.8% on lower volume and unfavorable price/mix primarily due to impacts related to our conversion from DSD to warehouse distribution; specifically, reduced merchandising during the transition, reduction of SKUs, and a list-price adjustment to eliminate the premium charged for DSD services.

Crackers, Cookies and Wholesome Snacks declined in consumption and share for the year due to the reduction of promotion activity related to our efforts to smoothly transition out of DSD during the second and third quarters. Net sales for these categories also declined as a result of unfavorable pricing/mix due primarily to the list-price adjustment to eliminate the premium formerly charged for DSD services.

Savory snacks consumption was pulled down, in part, by the elimination of a promotion-sized can. Focused marketing investment behind key brands resulted in improved consumption in the second half for Cheez-it and Club crackers, Keebler Fudge Shoppe cookies, and Rice Krispies Treats wholesome snacks.

Reported operating profit declined 58% due to increased Project K restructuring charges associated with our DSD transition. Currency-neutral adjusted operating profit increased 11% after excluding the impact of restructuring charges; this was driven by DSD-related overhead reductions partially offset by increased brand investment.

U.S. Morning Foods
This segment consists primarily of cereal and toaster pastries. Reported and Organic net sales declined 7.1% as a result of decreased volume partially offset by favorable pricing/mix.

Cereal category consumption declined for the year, particularly in the health and wellness segment. Our kid-oriented brands performed well. Frosted Flakes grew consumption and share during the year behind effective media and innovation, including new Cinnamon Frosted Flakes. Special K returned to share growth as a result of an effective media campaign and in-store activation.

Toaster pastries net sales declined on lower volume partially offset by slightly favorable pricing/mix. Despite overall weakness in the category, we grew share during the year.

Reported operating profit decreased 5.0% due to lower net sales partially offset by productivity initiatives and lower restructuring charges. Currency-neutral adjusted operating profit decreased 5.6% after eliminating the impact of restructuring charges.

U.S. Specialty Channels
This segment sells the full line of Kellogg products to channels such as food service, vending, convenience stores, and Girl Scouts.

Reported and Organic net sales improved 2.9% as a result of higher volume and improved pricing/mix aided by innovation and expansion in core and emerging growth channels. In addition, the back half of the year benefited from hurricane-related shipments.

Reported operating profit increased 12.0% due to the higher net sales, savings from Project K and ZBB initiatives, and lower restructuring charges. Currency-neutral adjusted operating profit increased 9.5% after excluding the impact of restructuring charges.

North America Other
This segment is composed of our U.S. Frozen Foods, Kashi Company, Canada, and RX businesses.

Reported net sales increased 1.2% due primarily to the RXBAR acquisition, U.S. Frozen growth, and foreign currency. Organic net sales declined 1.4% on lower volume and slightly unfavorable pricing/mix, after excluding the impact of acquisitions and foreign currency.

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

Kashi Company reported net sales and operating profit were lower versus the prior year, as we continued to stabilize the Kashi brand outside of the natural channel. The business benefited from the continued success of our Bear Naked brand, which is the #1 granola brand in the U.S. behind on-trend innovation and expanded distribution. Bear Naked grew both consumption and share for the year.

Reported operating profit increased 26.3% due to lower restructuring charges and by Project K and ZBB savings. Currency-neutral adjusted operating profit increased 11.1% after excluding the impact of restructuring charges and foreign currency.

Europe
Reported net sales declined 3.9% due to lower volume partially offset by the favorable impact of foreign currency, pricing/mix and acquisitions. Organic net sales declined 3.6% after excluding the impact of foreign currency and acquisitions.

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

Reported operating profit increased 32% due to lower restructuring charges and incremental Project K savings, partially offset by lower sales and unfavorable foreign currency. Currency-neutral adjusted operating profit declined 3.7% after excluding the impact of restructuring charges and foreign currency.

Latin America
Reported net sales improved 22% due to increased volume as a result of the Parati acquisition, favorable pricing/mix, and foreign currency. This was partially offset by lower volume in the Caribbean/Central America business and prior year Venezuela results. Organic net sales declined 2.3% after excluding the impact of the Parati acquisition, prior year Venezuela results, and foreign currency.

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

The integration of Parati, our acquisition in Brazil, continued to progress well, and the business posted double digit growth for the year.

Reported operating profit increased 28.2%, primarily due to the impact of the Parati acquisition partially offset by lower sales in the Caribbean/Central America business.  Currency-neutral adjusted operating profit increased 10.5% after excluding the impact of restructuring costs, integration costs, Venezuela remeasurement, and foreign currency.

Asia Pacific
Reported net sales improved 5.6% due to favorable foreign currency and pricing/mix as well as higher volume. Currency-neutral and Organic net sales increased 2.8%, after excluding the impact of foreign currency.

Growth in cereal was led by India and Korea. Australia, our largest market in the region, gained share during the second half of the year, reflecting continued stabilization. We experienced growth in consumption and share through food news and media behind our health and wellness brands, as well as innovation and brand building behind our taste-oriented brands.

Our Pringles business posted solid growth for the year across the region, driven by emerging markets as well as Australia and Korea. We also realized the benefits from the expansion of our wholesome snacks business in the region.

Reported operating profit increased 23% due to higher net sales and brand-building efficiencies. Currency-neutral adjusted operating profit improved 22% after excluding the impact of restructuring and foreign currency.

Outside of our reported results, our joint ventures in West Africa and China continued to perform extremely well. Double-digit growth was driven by strong noodles volume in West Africa and e-commerce sales in China.

Corporate
As reported operating expense declined 25% due primarily to unfavorable mark-to-market impacts partially offset by lower restructuring charges. Currency-neutral adjusted operating profit increased 9.6%, after excluding the impact of mark-to-market, restructuring and foreign currency.

Margin performance
2018 versus 2017 gross margin performance was as follows:

			Change vs. prior year (pts.)
	2018	2017
Reported gross margin (a)	34.9%	36.6%	(1.7)
Mark-to-market (COGS)	0.1%	(0.6)%	0.7
Project K and cost reduction activities (COGS)	(0.8)%	(0.9)%	0.1
Brexit impacts (COGS)	—%	—%	—
Business and portfolio realignment (COGS)	—%	—%	—
Foreign currency impact	0.1%	—%	0.1
Currency-neutral adjusted gross margin	35.5%	38.1%	(2.6)
For information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Reported gross margin as a percentage of net sales. Gross margin is equal to net sales less cost of goods sold.

Reported gross margin for the year was unfavorable 170 basis points due primarily to the consolidation of Multipro results, the impact of U.S. Snacks transition out of DSD distribution, and adverse mix and distribution costs, much of which was related to growth in new pack formats. Productivity and cost savings combined to offset rising inflation in distribution and packaging. These impacts were offset somewhat by favorable mark-to-market, lower restructuring costs and favorable foreign currency. Currency-neutral adjusted gross margin was unfavorable 260 basis points compared to the prior year after eliminating the impact of mark-to-market, restructuring and foreign currency.

Our 2018 and 2017 currency-neutral adjusted gross profit is reconciled to the most comparable U.S. GAAP measures as follows:

(dollars in millions)	2018	2017
Reported gross profit (a)	$4,726	$4,699
Mark-to-market (COGS)	6	(79)
Project K and cost reduction activities (COGS)	(99)	(115)
Brexit impacts (COGS)	(2)	—
Business and portfolio realignment (COGS)	—	—
Foreign currency impact	(19)	—
Currency-neutral adjusted gross profit	$4,840	$4,893
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.

2017 versus 2016 gross margin performance was as follows:

			Change vs. prior year (pts.)
	2017	2016
Reported gross margin (a)	36.6%	37.3%	(0.7)
Mark-to-market (COGS)	(0.6)%	0.3%	(0.9)
Project K and cost reduction activities (COGS)	(0.9)%	(1.3)%	0.4
Venezuela remeasurement (COGS)	—%	(0.1)%	0.1
Foreign currency impact	0.1%	—%	0.1
Currency-neutral adjusted gross margin	38.0%	38.4%	(0.4)
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Reported gross margin for the year was unfavorable 70 basis points due primarily to our U.S. Snacks transition out of DSD distribution, namely the list price adjustment and increased resources in warehouse logistics due to the DSD transition partially offset by productivity and cost savings under Project K. Currency-neutral adjusted gross margin was 40 basis points lower compared to the prior year after eliminating the impact of mark-to-market, restructuring, Venezuela remeasurement, and foreign currency.
Our 2017 and 2016 currency-neutral adjusted gross profit is reconciled to the most comparable U.S. GAAP measures as follows:

(dollars in millions)	2017	2016
Reported gross profit (a)	$4,699	$4,834
Mark-to-market (COGS)	(79)	36
Project K and cost reduction activities (COGS)	(115)	(172)
Venezuela remeasurement (COGS)	—	(12)
Foreign currency impact	18	—
Currency-neutral adjusted gross profit	$4,875	$4,982
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
Restructuring and cost reduction activities
We view our restructuring and cost reduction activities as part of our operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a three to five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.
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
As of the end of 2018, the Company has approved all remaining Project K initiatives and implementation of these remaining initiatives will be completed in 2019. Project charges, after-tax cash costs and annual savings remain in line with expectations.
We currently anticipate that Project K will result in total pre-tax charges, once all phases are implemented, of approximately $1.6 billion, with after-tax cash costs, including incremental capital investments, estimated to be approximately $1.2 billion. Cash expenditures of approximately $1,150 million have been incurred through the end of fiscal year 2018. As we complete the implementation of previously approved Project K initiatives in 2019, we expect to incur additional charges of approximately $50 million.
We expect annual cost savings generated from Project K will be approximately $700 million in 2019. The savings will be realized primarily in selling, general and administrative expense with additional benefit realized in gross profit as cost of goods sold savings are partially offset by negative volume and price impacts resulting from go-to-market business model changes. The overall savings profile of the project reflects our go-to-market initiatives that will impact both selling, general and administrative expense and gross profit. We have realized approximately $650 million of annual savings through the end of 2018. Cost savings have been utilized to offset inflation and fund investments in areas such as in-store execution, sales capabilities, including adding sales representatives, re-establishing the Kashi business unit, and in the design and quality of our products. We have also invested in production capacity in developing and emerging markets, and in global category teams.
We funded much of the initial cash requirements for Project K through our supplier financing initiative and subsequently were able to fund much of the cash costs for the project through cash on hand as we have started to realize cash savings from the project.
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

Other Projects
In 2017 the Company completed the implementation of a global zero-based budgeting (ZBB) program. We have realized annual savings from the ZBB program of approximately $450 million through 2018, realized largely in selling, general and administrative expense. Final project charges, after-tax cash costs and annual savings were in line with expectations.
In support of the ZBB initiative, we incurred pre-tax charges of approximately $3 million and $25 million during 2017 and 2016, respectively. Total charges of $40 million were recognized related to the implementation of the ZBB program which consisted primarily of the design and implementation of business capabilities.
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

Interest expense
Interest expense was (in millions) 2018-$287; 2017-$256; 2016-$406 and interest expense capitalized as part of the construction cost of fixed assets was immaterial for all periods presented. Interest expense was higher in 2018 due to the issuance of the $600 million of ten-year 4.30% Senior Notes due 2028 and $400 million of three-year 3.25% Senior Notes due 2021. The decrease from 2016 to 2017 was due to a $153 million pre-tax charge in 2016 to redeem $475 million of 7.45% U.S. Dollar Debentures due 2031. The charge consisted primarily of a premium on the tender offer and also included accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees.

Interest income (recorded in other income (expense), net) was (in millions), 2018-$16; 2017-$9; 2016-$5. We currently expect that our 2019 gross interest expense will increase slightly from 2018 due to the issuance of the $600 million of ten-year 4.30% Senior Notes due 2028 and $400 million of three-year 3.25% Senior Notes due 2021 issued in May 2018.
Income taxes
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code which impacted our year ended December 30, 2017 including but not limited to, reducing the corporate tax rate from 35% to 21%, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may be electively paid over eight years, and accelerating first year expensing of certain capital expenditures.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provided a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company may complete the accounting for the impacts of the Tax Act under ASC Topic 740.

Our 2018 income tax provision includes an $11 million reduction to income tax expense due to changes in estimates related to the Tax Act. The reduction is primarily related to a reduction in the transition tax estimate and additional tax associated with the final assessment of changes in our indefinite reinvestment assertion and resulting tax.

Our 2017 income tax provision includes $8 million of net additional income tax expense during the quarter ended December 30, 2017, driven by the reduction in the U.S. corporate tax rate and the transition tax on foreign earnings.

Transition tax on foreign earnings: The transition tax is a tax on the previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. In order to determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. As of December 30, 2017, based on accumulated foreign earnings and profits of approximately $2.6 billion, which are primarily in Europe, we were able to make a reasonable estimate of the transition tax and recorded a transition tax obligation of $157 million, which we elected to pay over eight years. In the third quarter of 2018, we recorded a $16 million reduction to the transition tax liability and tax expense based on updated estimates of E&P. During the fourth quarter of 2018, the Company, as part of completing its accounting under SAB 118, revised its estimate of the transition tax liability to $94 million, and recorded $47 million of tax reserves related to uncertainty in our interpretation of the statute and associated regulations.

Indefinite reinvestment assertion:  Prior to the Tax Act, we treated a significant portion of our undistributed foreign earnings as indefinitely reinvested.  In light of the Tax Act, which included a new territorial tax regime, as of the period ended December 30, 2017, Management determined that the Company would analyze its global capital structure and working capital strategy and considered the indefinite reinvestment assertion to be provisional under SAB 118. In the fourth quarter of 2018, we finished analyzing our global capital structure and working capital strategy and determined that $2.4 billion of foreign earnings as of December 30, 2017, were no longer considered to be indefinitely invested.  Accordingly, income tax expense of $5 million was recorded in the fourth quarter of 2018.  We have completed our assessment and accounting under SAB 118 for our indefinite investment assertion.

In conjunction with SAB 118, we have completed the accounting for the Tax Act in the fourth quarter 2018.

Our reported effective tax rates for 2018, 2017 and 2016 were 13.6%, 24.8%, and 25.2%, respectively. Adjusted effective tax rates for 2018, 2017 and 2016 were 16.5%, 25.8%, and 24.7%, respectively.

The 2018 effective income tax rate benefited from the reduction of the U.S. corporate tax rate as well as an $11 million reduction of income tax expense due to a changes in estimates related to the Tax Act, the impact of discretionary pension contributions totaling $250 million in 2018, which were designated as 2017 tax year contributions, and a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring.

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

The following table provides a reconciliation of reported to adjusted income taxes and effective income tax rate for 2018 and 2017.

Consolidated results (dollars in millions)	2018	2017
Reported income taxes	$181	$410
Mark-to-market	(75)	6
Project K and cost reduction activities	(33)	(86)
Business and portfolio realignment	(1)	—
Adoption of U.S. Tax Reform	(11)	8
Adjusted income taxes	$301	$482
Reported effective income tax rate	13.6%	24.8%
Mark-to-market	(1.7)	(0.3)
Project K and cost reduction activities	(0.6)	(1.1)
Business and portfolio realignment	—	—
Adoption of U.S. Tax Reform	(0.6)	0.4
Adjusted effective income tax rate	16.5%	25.8%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.
The following table provides a reconciliation of reported to adjusted income taxes and effective income tax rate for 2017 and 2016.

Consolidated results (dollars in millions)	2017	2016
Reported income taxes	$410	$235
Mark-to-market	6	(59)
Project K and cost reduction activities	(86)	(85)
Debt redemption	—	(54)
Venezuela deconsolidation	—	—
Venezuela remeasurement	—	—
Adoption of U.S. Tax Reform	8	—
Adjusted income taxes	$482	$433
Reported effective income tax rate	24.8%	25.2%
Mark-to-market	(0.3)	0.5
Project K and cost reduction activities	(1.1)	(0.3)
Debt redemption	—	(0.9)
Venezuela deconsolidation	—	1.0
Venezuela remeasurement	—	0.2
Adoption of U.S. Tax Reform	0.4	—
Adjusted effective income tax rate	25.8%	24.7%
For more information on reconciling items in the table above, please refer to the Significant items impacting comparability section.

Brexit
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. In February 2017, the British Parliament voted in favor of allowing the British government to begin negotiating the terms of the United Kingdom’s withdrawal from the European Union, and, in March 2017, the British government invoked Article 50 of the Treaty on European Union, which, per the terms of the treaty, formally triggered a two-year negotiation process and puts the United Kingdom on a course to withdraw from the European Union by the end of March 2019. With no agreement concluded as yet, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal.

The impact to the financial trends of our European and Consolidated businesses resulting from Brexit is currently being evaluated. During 2018 we generated approximately 5% of our net sales and hold approximately 3% of consolidated assets in the United Kingdom as of December 29, 2018. As details of the United Kingdom’s withdrawal from the European Union are finalized in March 2019, we will continue to evaluate the impacts to our business. Brexit may impact our future financial trends in areas such as:

•
Net sales could be negatively impacted by reduced efficiency in processing of product shipments between the United Kingdom and other countries resulting in insufficient products in the appropriate market for sale to customers,

•	Cost of goods sold could increase due to increased costs related to incremental warehousing and logistics services required to adequately service our customers,

•
Cost of goods sold could increase significantly due to tariffs that are implemented between the United Kingdom and other countries as the location of our European production facilities and the markets we sell in regularly require significant import and export shipments involving the United Kingdom,

•
Profitability may be impacted as we update our conclusions on our ability to realize future benefit from other assets, such as deferred tax assets, or as we evaluate the effectiveness of existing or future derivative contracts. This may result in additional valuation allowances or reserves being established, or require changes in the notional value of derivative contracts,

•
Cash flow could decrease as a result of the requirement to increase inventory levels maintained in both the United Kingdom and other countries to ensure adequate supply of product to support both base and promotional activities normally executed with our customers.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  The impacts of the extended customer terms programs and of the monetization and securitization programs, which are designed to effectively offset the impact of extended terms, are included in our calculation of core working capital. Core working capital was improved by the extension of supplier payment terms. These programs are all part of our ongoing working capital management.

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
We had negative working capital of $1.4 billion as of December 29, 2018 and December 30, 2017.
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

As of December 29, 2018 and December 30, 2017, we had $252 million and $204 million, respectively, of cash and cash equivalents held in international jurisdictions. The cash we generate outside the U.S. is principally to be used to fund our international development. If the funds generated by our U.S. business are not sufficient to meet our need for cash in the U.S., we may need to repatriate a portion of our international earnings to the U.S. which may be subject to additional taxes.

The following table sets forth a summary of our cash flows:

(dollars in millions)	2018	2017	2016
Net cash provided by (used in):
Operating activities	$1,536	$403	$1,271
Investing activities	(948)	149	(392)
Financing activities	(566)	(604)	(786)
Effect of exchange rates on cash and cash equivalents	18	53	(64)
Net increase (decrease) in cash and cash equivalents	$40	$1	$29
Operating activities
The principal source of our operating cash flows is net earnings, primarily cash receipts from the sale of our products, net of costs to manufacture and market our products.
Our net cash provided by operating activities for 2018 totaled $1,536 million, an increase of $1.1 billion as compared to 2017. The increase was due primarily to the termination of our accounts receivable securitization program at the end of 2017. Collections of deferred purchase price on securitized trade receivables, totaled $1,243 million in 2017 versus zero in the current year. Additionally, cash provided by operating activities benefited by lower tax cash payments due primarily to U.S. Tax Reform. These year-over-year benefits were partially offset by the pre-tax discretionary pension contribution of $250 million in 2018.
Our net cash provided by operating activities for 2017 totaled $403 million, a decrease of $868 million as compared to 2016. The decrease was due primarily to the difference in year-over-year utilization of our accounts receivable securitization program entered into in July 2016. Collections of deferred purchase price on securitized trade receivables totaled $1,243 million in 2017 versus $501 million in 2016.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), is approximately negative 6 days for 2018 and 2017, respectively. Core working capital in 2018 averaged 2.4% of net sales, compared to 2.9% in 2017 and 4.0% in 2016. In 2017, both our cash conversion cycle and core working capital showed improvements in days of trade payables outstanding which includes the positive impact of a supplier terms initiative. Days of trade receivables and inventory on hand were flat in 2017 compared to 2016.
Our total pension and postretirement benefit plan funding amounted to $287 million, $44 million and $33 million, in 2018, 2017 and 2016, respectively. The 2018 contributions included $250 million of pre-tax discretionary contributions to U.S. plans designated for the 2017 tax year.
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
We currently project that we will make total U.S. and foreign benefit plan contributions in 2019 of approximately $25 million. Actual 2019 contributions could be different from our current projections, as influenced by our decision to undertake discretionary funding of our benefit trusts versus other competing investment priorities, future changes in government requirements, trust asset performance, renewals of union contracts, or higher-than-expected health care claims cost experience.
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

(dollars in millions)	2018	2017	2016
Net cash provided by operating activities	$1,536	$403	$1,271
Additions to properties	(578)	(501)	(507)
Cash flow	$958	$(98)	$764
year-over-year change	1,078%	(113)%

Investing activities
Our net cash used in investing activities for 2018 totaled $948 million, an increase of $1.1 billion compared with 2017. The increase was due primarily to the 2018 acquisition of an ownership interest in Tolaram Africa Foods, PTE LTD for $381 million and the year-over-year impact of collections of deferred purchase price on securitized trade receivables during 2017. This program was terminated at the end of 2017. Additionally, we acquired Chicago Bar Co., LLC, the manufacturer of RXBAR, for $596 million in 2017.

In 2016, we acquired Parati, a manufacturer of biscuit, powdered beverage and pasta brands in Brazil for $381 million.

Capital spending in 2018 included investments in our supply chain infrastructure, network optimization, and packaging flexibility in global manufacturing and distribution.
Cash paid for additions to properties as a percentage of net sales was 4.3% in 2018 and 3.9% in both 2017 and 2016.

In November 2018, the Company announced that it will begin to explore the potential sale of the cookie, fruit snacks, pie crust, and ice cream cone businesses.  These businesses are primarily reported as part of the U.S. Snacks, U.S. Specialty and North America Other reportable segments and represent approximately $900 million in net sales for the year ended December 29, 2018.  If the divestiture occurs, we expect to use the proceeds to reduce debt for opportunistic share repurchases or potential future acquisitions.
Financing activities
Our net cash used by financing activities was $566 million, $604 million and $786 million for 2018, 2017 and 2016, respectively.

Total debt was $8.9 billion and $8.6 billion at year-end 2018 and 2017, respectively.

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

In March 2016, we issued $750 million of ten-year 3.25% U.S. Dollar Notes and $650 million of thirty-year 4.50% U.S. Dollar Notes. Also in March 2016, we redeemed $475 million of our 7.45% U.S. Dollar Debentures due 2031 at a pre-tax cash cost of $144 million.
In December 2017, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares beginning in 2018 through December 2019. During 2018, we purchased 5 million shares totaling $320 million. During 2017, we purchased 7 million shares totaling $516 million. During 2016, we purchased 6 million shares totaling $426 million.
We paid quarterly dividends to shareholders totaling $2.20 per share in 2018, $2.12 per share in 2017, and $2.04 per share in 2016. Total cash paid for dividends increased by 3.5% in 2018 and 4.0% in 2017. On February 22, 2019, the board of directors declared a dividend of $.56 per common share, payable on March 15, 2019 to shareholders of record at the close of business on March 5, 2019.

We entered into an unsecured Five-Year Credit Agreement in January 2018, allowing us to borrow, on a revolving credit basis, up to $1.5 billion and expiring in January 2023.

In January 2019, we entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, to replace the $1.0 billion 364-day facility that expired in January 2019.  The new credit facilities contains customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.  There are no borrowings outstanding under the new credit facilities.
Our long-term debt agreements contain customary covenants that limit Kellogg Company and some of its subsidiaries from incurring certain liens or from entering into certain sale and lease-back transactions. Some agreements also contain change in control provisions. However, they do not contain acceleration of maturity clauses that are dependent on credit ratings. A change in our credit ratings could limit our access to the U.S. short-term debt market and/or increase the cost of refinancing long-term debt in the future. However, even under these circumstances, we would continue to have access to our 364-Day Credit Facility, which expires in January 2020, as well as our Five-Year Credit Agreement, which expires in January 2023. This source of liquidity is unused and available on an unsecured basis, although we do not currently plan to use it.
We monitor the financial strength of our third-party financial institutions, including those that hold our cash and cash equivalents as well as those who serve as counterparties to our credit facilities, our derivative financial instruments, and other arrangements.

We are in compliance with all covenants as of December 29, 2018. We continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future, while still meeting our operational needs, including the pursuit of select acquisitions. This will be accomplished through our strong cash flow, our short-term borrowings, and our maintenance of credit facilities on a global basis.
Monetization and securitization programs
During 2016, we initiated a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $1,033 million (increased from $800 million from December 30, 2017, reflecting the execution of a second monetization program during 2018), but may be increased or decreased as customers move in or out of the Extended Terms Program and as financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $900 million and $601 million remained outstanding under this arrangement as of December 29, 2018 and December 30, 2017, respectively.
If financial institutions were to terminate their participation in the Monetization Programs and we were unable secure alternative arrangements, our ability to offer our Extended Terms Program and effectively manage our accounts receivable balance and overall working capital could be negatively impacted.
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

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS
Off-balance sheet arrangements
At December 29, 2018, we did not have any material off-balance sheet arrangements. Refer to Note 2 within Notes to Consolidated Financial Statements for information on our accounts receivable securitization and factoring programs.
Contractual obligations
The following table summarizes our contractual obligations at December 29, 2018:

Contractual obligations	Payments due by period
(millions)	Total	2019	2020	2021	2022	2023	2024 and beyond
Long-term debt:
Principal	$8,785	507	$851	$973	$1,045	$811	$4,598
Interest (a)	2,359	260	250	215	193	172	1,269
Capital leases (b)	1	1	—	—	—	—	—
Operating leases (c)	525	121	97	73	57	48	129
Purchase obligations (d)	1,239	1,057	117	27	9	5	24
Uncertain tax positions (e)	4	4	—	—	—	—	—
Other long-term obligations (f)	640	122	51	50	96	98	223
Total	$13,553	$2,072	$1,366	$1,338	$1,400	$1,134	$6,243

(a)
Includes interest payments on our long-term debt and payments on our interest rate swaps. Interest calculated on our variable rate debt was forecasted using the LIBOR forward rate curve as of December 29, 2018.

(b)	The total expected cash payments on our capital leases include interest expense totaling less than $1 million over the periods presented above.

(c)	Operating leases represent the minimum rental commitments under non-cancelable operating leases.

(d)
Purchase obligations consist primarily of fixed commitments for raw materials to be utilized in the normal course of business and for marketing, advertising and other services. The amounts presented in the table do not include items already recorded in accounts payable or other current liabilities at year-end 2018, nor does the table reflect cash flows we are likely to incur based on our plans, but are not obligated to incur. Therefore, it should be noted that the exclusion of these items from the table could be a limitation in assessing our total future cash flows under contracts.

(e)
As of December 29, 2018, our total liability for uncertain tax positions was $97 million, of which $4 million is expected to be paid in the next twelve months. We are not able to reasonably estimate the timing of future cash flows related to the remaining $93 million.

(f)
Other long-term obligations are those associated with noncurrent liabilities recorded within the Consolidated Balance Sheet at year-end 2018 and consist principally of projected commitments under deferred compensation arrangements, multiemployer plans, and supplemental employee retirement benefits. The table also includes our current estimate of minimum contributions to defined benefit pension and postretirement benefit plans through 2024 as follows: 2019-$42; 2020-$37; 2021-$39; 2022-$83; 2023-$78; 2024-$103.

In addition, the total remaining tax repatriation payable of $80 million which is expected to be paid over the next 7 years is included in the total above.

CRITICAL ACCOUNTING ESTIMATES
Promotional expenditures
Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally immaterial and recognized as a change in management estimate in a subsequent period. On a full-year basis, these subsequent period adjustments represent approximately 0.3% of our company’s net sales. However, our company’s total promotional expenditures (including amounts classified as a revenue reduction) are significant, so it is likely our results would be materially different if different assumptions or conditions were to prevail.

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
At December 29, 2018, we have property, plant and equipment of $3.7 billion, net of accumulated depreciation, on our balance sheet.
Goodwill and other intangible assets
We perform an impairment evaluation of goodwill and intangible assets with indefinite useful lives at least annually during the fourth quarter of each year in conjunction with our annual budgeting process.
Goodwill impairment testing first requires a comparison between the carrying value and fair value of a reporting unit with associated goodwill. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit, which often requires allocation of shared or corporate items among reporting units. For the 2018 goodwill impairment test, the fair value of the reporting units was estimated based on market multiples. Our approach employs market multiples based on sales, if applicable, and/or earnings before interest, taxes, depreciation and amortization (EBITDA) and earnings for companies comparable to our reporting units. In the event the fair value determined using the market multiples approach is close to the carrying value, we may also supplement our fair value determination using discounted cash flows. Management believes the assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for our reporting units.
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
At December 29, 2018, goodwill and other intangible assets amounted to $9.4 billion, consisting primarily of goodwill and brands associated with the 2001 acquisition of Keebler Foods Company and the 2012 acquisition of Pringles. Within this total, approximately $2.8 billion of non-goodwill intangible assets were classified as indefinite-lived, comprised principally of Keebler and Pringles trademarks. The majority of these intangible assets are recorded in our U.S. Snacks reporting unit. We currently believe that the fair value of our goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to our cash flows. The percentage of excess fair value over carrying value of the U.S. Snacks reporting unit was approximately 62% and 57% in 2018 and 2017, respectively. However, if we had used materially different assumptions, which we do not believe are reasonably possible, regarding the future performance of our business or a different market multiple in the valuation, this could have resulted in significant impairment losses.
On November 12, 2018, we announced that we would be exploring the sale of our cookies business (including the Keebler, Famous Amos, Mother's and Murray brands), fruit snacks business (including the Stretch Island brand) pie crust and ice cream cone businesses.
Additionally, we have $207 million of goodwill related to our Kashi reporting unit, which was primarily a result of establishing Kashi as a separate operating segment in 2015, which required an allocation of goodwill from our U.S.

Snacks operating segment. The 2018 fair value of the Kashi reporting unit was estimated primarily based on a multiple of net sales and discounted cash flows. The percentage of excess over fair value was approximately 12% and 9%, in 2018 and 2017, respectively, using the same methodology on a year-on-year basis. The use of modestly different assumptions in the valuation could have resulted in an impairment.

We also have $616 million and $798 million of goodwill and other intangible assets, respectively, related to our Multipro operating segment as a result of the acquisition of this business in May 2018.  Consistent with our expectations given the recent acquisition, the 2018 fair value approximates carrying value for both goodwill and the indefinitely lived assets.  The use of modestly different assumptions in these valuations could have resulted in an impairment.

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
To conduct our annual review of the long-term rate of return on plan assets, we model expected returns over a 20-year investment horizon with respect to the specific investment mix of each of our major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. Our U.S. plan model, corresponding to approximately 72% of our trust assets globally, currently incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis and future return expectations. Although we review our expected long-term rates of return annually, our benefit trust investment performance for one particular year does not, by itself, significantly influence our evaluation. Our expected rates of return have generally not been revised, provided these rates continue to fall within a “more likely than not” corridor of between the 25th and 75th percentile of expected long-term returns, as determined by our modeling process. Our assumed rate of return for U.S. plans in 2018 of 7.5% equated to approximately the 39th percentile expectation of our model. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. Foreign trust investments represent approximately 28% of our global benefit plan assets.
Based on consolidated benefit plan assets at December 29, 2018, a 100 basis point increase or decrease in the assumed rate of return would correspondingly increase or decrease 2019 benefits expense by approximately $57 million. For each of the three fiscal years, our actual return on plan assets exceeded (was less than) the recognized assumed return by the following amounts (in millions): 2018-$(845); 2017-$415; 2016-$84.
To conduct our annual review of health care cost trend rates, we model our actual claims cost data over a five-year historical period, including an analysis of pre-65 versus post-65 age groups and other important demographic components in our covered retiree population. This data is adjusted to eliminate the impact of plan changes and other factors that would tend to distort the underlying cost inflation trends. Our initial health care cost trend rate is reviewed annually and adjusted as necessary to remain consistent with recent historical experience and our expectations regarding short-term future trends. In comparison to our actual five-year compound annual claims cost growth rate of approximately 4.98%, our initial trend rate for 2019 of 5.50% reflects the expected future impact of faster-growing claims experience for certain demographic groups within our total employee population. Our initial rate is trended downward by 0.25% per year, until the ultimate trend rate of 4.5% is reached. The ultimate trend rate is adjusted annually, as necessary, to approximate the current economic view on the rate of long-term inflation plus an appropriate health care cost premium. Based on consolidated obligations at December 29, 2018, a 100 basis point increase in the assumed health care cost trend rates would increase 2019 benefits expense by approximately $6 million and generate an immediate loss recognition of $97 million. A one percent increase in 2019 health care claims cost over that projected from the assumed trend rate would result in an experience loss of approximately $7 million and would increase 2019 expense by $0.3 million. Any arising health care claims cost-related experience gain or loss is recognized in the year in which they occur. The experience gain arising from recognition of 2018 claims experience was approximately $27 million.
Assumed mortality rates of plan participants are a critical estimate in measuring the expected payments a participant will receive over their lifetime and the amount of expense we recognize. At the end of 2014, we revised our mortality assumption after considering the Society of Actuaries' (SOA) updated mortality tables and improvement scale, as well as other mortality information available from the Social Security Administration to develop assumptions aligned with our expectation of future improvement rates. In determining the appropriate mortality assumptions as of December 29, 2018, we considered the SOA's 2018 updated improvement scale. The SOA's 2018 scale incorporates changes consistent with our view of future mortality improvements established in 2014. Therefore, we adopted the 2018 SOA improvement scale. This change to the mortality assumption decreased the year-end U.S. pension and other postretirement benefit obligations by $10 million and $2 million, respectively.
To conduct our annual review of discount rates, we selected the discount rate based on a cash-flow matching analysis using Willis Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments constituting the projected benefit obligation for the plans. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The spot rates used in this process are derived from a yield curve created from yields on the 40th to 90th percentile of U.S. high quality bonds. A similar methodology is applied in Canada and Europe, except the smaller bond markets imply that yields between the 10th and 90th percentiles are preferable and in the U.K. the underlying yield curve was derived after further adjustments to the universe of bonds to remove government backed bonds. We use a December 31 measurement date for our defined benefit plans. Accordingly, we select yield curves to measure our benefit obligations that are consistent with market indices during December of each year.
Based on consolidated obligations at December 29, 2018, a 25 basis point decline in the yield curve used for benefit plan measurement purposes would decrease 2019 benefits expense by approximately $6 million and would result in an immediate loss recognition of $201 million. All obligation-related actuarial gains and losses are recognized immediately in the year in which they occur.
Despite the previously-described policies for selecting major actuarial assumptions, we periodically experience material actuarial gains or losses due to differences between assumed and actual experience and due to changing economic conditions. During 2018, we recognized a net actuarial loss of approximately $346 million compared to a net actuarial gain of approximately $126 million in 2017. The total net loss recognized in 2018 was driven by a $845 million loss from worse than expected asset returns, offset by a gain of approximately $499 million of plan experience and assumption changes, including increases in the discount rate and the change in mortality assumptions. During 2018, we also recognized curtailment gains of $30 million related to benefit changes and certain events affecting our benefit programs.
Of the total net gain recognized in 2017, approximately $415 million was from better than expected asset returns. The gain was offset by a $289 million loss from plan experience and assumption changes, including declines in the discount rate which were partially offset by the change in mortality assumptions. During 2017, we also recognized curtailment gains of $153 million related to benefit changes and certain events affecting our benefit programs.

During 2018, we made contributions in the amount of $270 million to Kellogg’s global tax-qualified pension programs. This amount includes discretionary contributions totaling $250 million designated for the 2017 tax year. Additionally we contributed $17 million to our retiree medical programs.
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
Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration as well as the reinvestment assertion regarding our undistributed foreign earnings. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future.

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

The FASB staff has indicated that a company should make and disclose a policy election as to whether it will (1) recognize deferred taxes for basis differences expected to reverse as GILTI or (2) account for GILTI as a period cost if and when incurred. During 2018, the Company elected to account for the GILTI as a period cost and has included an estimate for GILTI in its effective tax rate.

ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) permitting a company to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income (AOCI). The reclassification is optional. Regardless of whether or not a company opts to make the reclassification, the new guidance requires all companies to include certain disclosures in their financial statements. The guidance is effective for all fiscal years beginning after December 15, 2018. Early adoption is permitted. We will adopt the ASU in the first quarter of 2019.

Leases. In February 2016, the FASB issued an ASU which will require the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The distinction between finance leases and operating leases will remain, with similar classification criteria as current GAAP to distinguish between capital and operating leases.  The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. Lessor accounting remains substantially similar to current GAAP.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.  Early adoption is permitted.  The Company will adopt the ASU in the first quarter of 2019, and expects to elect certain practical expedients permitted under the transition guidance.  Additionally, the Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.  The Company continues to evaluate the effect of adoption to its Consolidated Financial Statements and disclosures, however the Company currently estimates total assets and liabilities will increase approximately $450 million to $500 million upon adoption.  This estimate could change as the Company continues to progress with implementation and will also fluctuate based on the lease portfolio and discount rates as of the adoption date.  We do not expect a material impact to the Company’s Consolidated Statements of Income or Cash Flows.

Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15: Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and can be applied retrospectively or prospectively. Early adoption is permitted. We are currently assessing when to adopt the ASU and the impact of adoption.

Compensation Retirement Benefits. In August 2018, the FASB issued ASU 2018-14: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU removed disclosures that no longer are considered cost beneficial, clarified the specific requirements of disclosures, and added disclosure requirements identified as relevant. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020 and can be applied retrospectively or prospectively. Early adoption is permitted. We are currently assessing when to adopt the ASU and the impact of adoption.

FUTURE OUTLOOK
We provide net sales guidance on a currency-neutral basis. On this basis, we expect currency-neutral net sales to be up 3-4% in 2019. This includes an additional four months of Multipro net sales and an improved organic growth rate of 1-2%. The Company expects gradual improvement over the year with balanced contributions from volume and price/mix, driven by recent revenue-growth management actions.

From a profitability standpoint, we expect currency-neutral adjusted operating profit to be approximately flat during 2019. The Company plans another year of investment in pack formats, advertising, and capabilities. Underlying cost inflation is expected to accelerate in 2019, but will largely be offset by productivity savings and revenue growth management actions. Negative mix and cost impacts from the expansion of alternative pack formats and channels, particularly on-the-go offerings, will be a headwind to gross profit margin, moderating in the second half.

We expect currency-neutral adjusted EPS to decrease in the range of 5 to 7% in 2019. This decline reflects the 2018 discrete tax benefits, especially in the first half, as well as the impact on OIE of the financial markets' decline in late 2018, which reduced the value of pension assets entering the new year.

We expect that full-year non-GAAP cash flow will be roughly flat compared to the prior year. The positive impact of the 2018 voluntary pension contribution is offset by increased tax cash payments and capital expenditures. The latter will support growth initiatives, including investments in capacity and technology.

Additionally, due to front-weighted investments and cost pressures and the lapping of discrete tax benefits noted previously, we expect to see a double-digit decline in currency-neutral adjusted EPS for the first half of the year, with the first quarter down more than the second quarter. During the back half of the year, we expect to return to growth in both currency-neutral adjusted operating profit and currency-neutral adjusted EPS.

We are unable to reasonably estimate the potential full-year financial impact of mark-to-market adjustments, costs associated with Brexit and business and portfolio realignment because these impacts are dependent on future changes in market conditions (interest rates, return on assets, and commodity prices) or future decisions to be made by our management team and Board of Directors. Similarly, because of volatility in foreign exchange rates and shifts in country mix of our international earnings, we are unable to reasonably estimate the potential full-year financial impact of foreign currency translation.

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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2019:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Project K and cost restructuring activities (pre-tax)		$45-55M	$0.13-0.16
Income tax impact applicable to adjustments, net**			$0.03-0.04
Currency-neutral adjusted guidance*	3-4%	~Flat	(5)-(7)%
Acquisitions	~2%
Organic guidance	1-2%
* 2019 full year guidance for net sales, operating profit, and earnings per share are provided on a non-GAAP basis only because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company. These items for 2019 include impacts of Brexit, costs associated with the business and portfolio realignment, and mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts. The Company is providing quantification of known adjustment items where available.

** Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)
Full Year 2019
Net cash provided by (used in) operating activities	~$1.5-1.6
Additions to properties	~($0.6)
Cash Flow	~$0.9-1.0

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
Foreign exchange risk
Our company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases, intercompany transactions, and when applicable, nonfunctional currency denominated third-party debt. Our company is also exposed to fluctuations in the value of foreign currency investments in subsidiaries and cash flows related to repatriation of these investments. Additionally, our company is exposed to volatility in the translation of foreign currency denominated earnings to U.S. dollars. Primary exposures include the U.S. dollar versus the euro, British pound, Australian dollar, Canadian dollar, Mexican peso, Brazilian real, Nigerian naira, Russian ruble and Egyptian pound, and in the case of inter-subsidiary transactions, the British pound versus the euro.

The impact of possible currency devaluations in countries experiencing high inflation rates or significant exchange fluctuations, including Argentina, can impact our results and financial guidance. Effective July 1, 2018, we have accounted for Argentina as a highly inflationary economy, as the projected three-year cumulative inflation rate exceeds 100%. Accordingly, our Argentina subsidiary will use the U.S. dollar as its functional currency. Accordingly, changes in the value of the Argentine Peso versus the U.S. dollar applied to our peso-denominated net monetary asset position is recorded in income at the time of the change.  Net monetary assets denominated in Argentine Pesos are not material as of December 29, 2018.

There have also been periods of increased market volatility and currency exchange rate fluctuations specifically within the United Kingdom and Europe, as a result of the UK referendum held on June 23, 2016, in which voters approved an exit from the European Union, commonly referred to as Brexit. As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. In January 2019, the draft of the withdrawal agreement, that was previously published in November 2018, was rejected by the UK parliament. The terms of withdrawal have not been established. If no agreement is concluded by March 29, 2019, the United Kingdom will leave the European Union at such time. Accordingly, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.

We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts, options, and currency swaps to reduce fluctuations in long or short currency positions. Forward contracts and options are generally less than 18 months duration. Currency swap agreements may be established in conjunction with the term of underlying debt issuances.
The total notional amount of foreign currency derivative instruments, including cross currency swaps, at year-end 2018 was $3.1 billion, representing a settlement receivable of $78 million. The total notional amount of foreign currency derivative instruments at year-end 2017 was $2.2 billion, representing a settlement obligation of $4 million. All of these derivatives were hedges of anticipated transactions, translational exposure, or existing assets or liabilities. Foreign currency contracts generally mature within 18 months and cross currency contracts mature with the related debt. Assuming an unfavorable 10% change in year-end exchange rates, the settlement receivable would have decreased by $199 million, resulting in a net settlement obligation of $121 million at year-end 2018 and the settlement obligation would have increased by $71 million at year-end 2017. These unfavorable changes would generally have been offset by favorable changes in the values of the underlying exposures.
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

During 2018 and 2017, we entered into interest rate swaps, and in some instances terminated interest rate swaps, in connection with certain U.S. Dollar and Euro Notes. Refer to Note 8 within Notes to Consolidated Financial Statements. The total notional amount of interest rate swaps at year-end 2018 was $1.6 billion, representing a settlement obligation of $5 million. The total notional amount of interest rate swaps at year-end 2017 was $2.3 billion, representing a settlement obligation of $54 million. Assuming average variable rate debt levels during the year, a one percentage point increase in interest rates would have increased interest expense by approximately $22 million and $27 million at year-end 2018 and 2017, respectively.

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
The total notional amount of commodity derivative instruments at year-end 2018 was $417 million, representing a settlement obligation of approximately $6 million. The total notional amount of commodity derivative instruments at year-end 2017 was $544 million, representing a settlement obligation of approximately $1 million. Assuming a 10% decrease in year-end commodity prices, the settlement obligation would have increased by $34 million at year-end 2018, and the settlement obligation would have increased by approximately $41 million at year-end 2017, generally offset by a reduction in the cost of the underlying commodity purchases.
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
Reciprocal collateralization agreements
In some instances we have reciprocal collateralization agreements with counterparties regarding fair value positions in excess of certain thresholds. These agreements call for the posting of collateral in the form of cash, treasury securities or letters of credit if a net liability position to us or our counterparties exceeds a certain amount. We were not required to post collateral as of December 29, 2018 and collected approximately $20 million of collateral at December 29, 2018 in the form of cash, which was reflected as an increase in other liabilities, net on the Consolidated Balance Sheet. As of December 30, 2017, we had posted collateral of $20 million, in the form of cash, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet. As of December 29, 2018 and December 30, 2017, we posted $18 million and $17 million, respectively, in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME

(millions, except per share data)	2018	2017	2016
Net sales	$13,547	$12,854	$12,965
Cost of goods sold	8,821	8,155	8,131
Selling, general and administrative expense	3,020	3,312	3,351
Operating profit	$1,706	$1,387	$1,483
Interest expense	287	256	406
Other income (expense), net	(90)	526	(143)
Income before income taxes	1,329	1,657	934
Income taxes	181	410	235
Earnings (loss) from unconsolidated entities	196	7	1
Net income	$1,344	$1,254	$700
Net income (loss) attributable to noncontrolling interests	8	—	1
Net income attributable to Kellogg Company	$1,336	$1,254	$699
Per share amounts:
Basic	$3.85	$3.61	$1.99
Diluted	$3.83	$3.58	$1.97
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	2018			2017			2016
(millions)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$1,344			$1,254			$700
Other comprehensive income:
Foreign currency translation adjustments	$5	$(53)	(48)	$(34)	$113	79	$(230)	$(24)	(254)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	3	(1)	2	—	—	—	(55)	22	(33)
Reclassification to net income	8	(2)	6	9	(3)	6	11	(6)	5
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(8)	1	(7)	44	(12)	32	25	(9)	16
Prior service credit (cost)	1	—	1	—	—	—	(4)	2	(2)
Reclassification to net income:
Net experience (gain) loss	(5)	1	(4)	—	—	—	3	(1)	2
Prior service (credit) cost	—	—	—	1	—	1	5	(1)	4
Venezuela deconsolidation loss	—	—	—	—	—	—	63	—	63
Other comprehensive income (loss)	$4	$(54)	$(50)	$20	$98	$118	$(182)	$(17)	$(199)
Comprehensive income			$1,294			$1,372			$501
Net income (loss) attributable to noncontrolling interests			8			—			1
Other comprehensive income (loss) attributable to noncontrolling interests			(7)			—			—
Comprehensive income attributable to Kellogg Company			$1,293			$1,372			$500
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET

(millions, except share data)	2018	2017
Current assets
Cash and cash equivalents	$321	$281
Accounts receivable, net	1,375	1,389
Inventories	1,330	1,217
Other current assets	131	149
Total current assets	3,157	3,036
Property, net	3,731	3,716
Goodwill	6,050	5,504
Other intangibles, net	3,361	2,639
Investment in unconsolidated entities	413	429
Other assets	1,068	1,027
Total assets	$17,780	$16,351
Current liabilities
Current maturities of long-term debt	$510	$409
Notes payable	176	370
Accounts payable	2,427	2,269
Other current liabilities	1,416	1,474
Total current liabilities	4,529	4,522
Long-term debt	8,207	7,836
Deferred income taxes	730	355
Pension liability	651	839
Other liabilities	504	605
Commitments and contingencies
Equity
Common stock, $.25 par value, 1,000,000,000 shares authorized Issued: 420,666,780 shares in 2018 and 420,514,582 shares in 2017	105	105
Capital in excess of par value	895	878
Retained earnings	7,652	7,069
Treasury stock, at cost 76,801,314 shares in 2018 and 74,911,865 shares in 2017	(4,551)	(4,417)
Accumulated other comprehensive income (loss)	(1,500)	(1,457)
Total Kellogg Company equity	2,601	2,178
Noncontrolling interests	558	16
Total equity	3,159	2,194
Total liabilities and equity	$17,780	$16,351
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY

(millions)	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non- controlling interests	Total equity
	shares	amount			shares	amount
Balance, January 2, 2016	420	$105	$745	$6,573	70	$(3,943)	$(1,376)	$2,104	$10	$2,114
Common stock repurchases					6	(426)		(426)		(426)
Net income (loss)				699				699	1	700
Acquisition of noncontrolling interest								—	5	5
Dividends declared ($2.04 per share)				(716)				(716)		(716)
Other comprehensive income (loss)							(199)	(199)	—	(199)
Stock compensation			63					63		63
Stock options exercised and other			(2)	(4)	(7)	372		366		366
Balance, December 31, 2016	420	$105	$806	$6,552	69	$(3,997)	$(1,575)	$1,891	$16	$1,907
Common stock repurchases					7	(516)		(516)		(516)
Net income (loss)				1,254				1,254	—	1,254
Acquisition of noncontrolling interest								—	—	—
Dividends declared ($2.12 per share)				(736)				(736)		(736)
Other comprehensive income (loss)							118	118	—	118
Stock compensation			66					66		66
Stock options exercised and other	1		6	(1)	(1)	96		101		101
Balance, December 30, 2017	421	$105	$878	$7,069	75	$(4,417)	$(1,457)	$2,178	$16	$2,194
Common stock repurchases					5	(320)		(320)		(320)
Net income (loss)				1,336				1,336	8	1,344
Acquisition of noncontrolling interest								—	552	552
Dividends declared ($2.20 per share)				(762)				(762)	(11)	(773)
Other comprehensive income (loss)							(43)	(43)	(7)	(50)
Stock compensation			59					59		59
Stock options exercised and other	—		(42)	9	(3)	186		153		153
Balance, December 29, 2018	421	$105	$895	$7,652	77	$(4,551)	$(1,500)	$2,601	$558	$3,159
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS

(millions)	2018	2017	2016
Operating activities
Net income	$1,344	$1,254	$700
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	516	481	517
Postretirement benefit plan expense (benefit)	170	(427)	198
Deferred income taxes	46	(58)	(24)
Stock compensation	59	66	63
Venezuela deconsolidation	—	—	72
Venezuela remeasurement	—	—	11
Gain from unconsolidated entities, net	(200)	—	—
Noncurrent income taxes payable	(23)	144	(12)
Other	(40)	27	82
Postretirement benefit plan contributions	(287)	(44)	(33)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	76	(1,300)	(480)
Inventories	(86)	80	7
Accounts payable	115	193	124
All other current assets and liabilities	(154)	(13)	46
Net cash provided by (used in) operating activities	$1,536	$403	$1,271
Investing activities
Additions to properties	$(578)	$(501)	$(507)
Collections of deferred purchase price on securitized trade receivables	—	1,243	501
Acquisitions, net of cash acquired	(28)	(592)	(398)
Reduction of cash due to Venezuela deconsolidation	—	—	(2)
Investments in unconsolidated entities	(389)	—	27
Acquisition of cost method investments	(8)	(7)	(2)
Other	55	6	(11)
Net cash provided by (used in) investing activities	$(948)	$149	$(392)
Financing activities
Net increase (reduction) of notes payable, with maturities less than or equal to 90 days	(264)	153	(918)
Issuances of notes payable, with maturities greater than 90 days	62	17	1,961
Reductions of notes payable, with maturities greater than 90 days	(23)	(238)	(1,831)
Issuances of long-term debt	993	1,251	2,657
Reductions of long-term debt	(408)	(632)	(1,737)
Debt extinguishment costs	—	—	(144)
Net issuances of common stock	167	97	368
Common stock repurchases	(320)	(516)	(426)
Cash dividends	(762)	(736)	(716)
Other	(11)	—	—
Net cash provided by (used in) financing activities	$(566)	$(604)	$(786)
Effect of exchange rate changes on cash and cash equivalents	18	53	(64)
Increase (decrease) in cash and cash equivalents	$40	$1	$29
Cash and cash equivalents at beginning of period	281	280	251
Cash and cash equivalents at end of period	$321	$281	$280

Supplemental cash flow disclosures:
Interest paid	$280	$258	$405
Income taxes paid	$188	$352	$256

Supplemental cash flow disclosures of non-cash investing activities:
Beneficial interests obtained in exchange for securitized trade receivables	$—	$1,222	$538
Additions to properties included in accounts payable	$162	$151	$161
Refer to Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1
ACCOUNTING POLICIES
Basis of presentation
The consolidated financial statements include the accounts of the Kellogg Company, those of the subsidiaries that it controls due to ownership of a majority voting interest (Kellogg or the Company). The Company continually evaluates its involvement with variable interest entities (VIEs) to determine whether it has variable interests and is the primary beneficiary of the VIE. When these criteria are met, the Company is required to consolidate the VIE. The Company’s share of earnings or losses of nonconsolidated affiliates is included in its consolidated operating results using the equity method of accounting when it is able to exercise significant influence over the operating and financial decisions of the affiliate. The Company uses the cost method of accounting if it is not able to exercise significant influence over the operating and financial decisions of the affiliate. Intercompany balances and transactions are eliminated.
The Company’s fiscal year normally ends on the Saturday closest to December 31 and as a result, a 53rd week is added approximately every sixth year. The Company’s 2018, 2017 and 2016 fiscal years each contained 52 weeks and ended on December 29, 2018, December 30, 2017, and December 31, 2016, respectively.
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
Accounts receivable
Accounts receivable consists principally of trade receivables, which are recorded at the invoiced amount, net of allowances for doubtful accounts and prompt payment discounts. Trade receivables do not bear interest. The allowance for doubtful accounts represents management’s estimate of the amount of probable credit losses in existing accounts receivable, as determined from a review of past due balances and other specific account data. Account balances are written off against the allowance when management determines the receivable is uncollectible. As of year-end 2018, the Company did not have off-balance sheet credit exposure related to its customers. As of year-end 2017, the Company's off-balance sheet credit exposure related to its customers was immaterial. Please refer to Note 2 for information on sales of accounts receivable.
Inventories
Inventories are valued at the lower of cost or net realizable value. Cost is determined on an average cost basis.
Property
The Company’s property consists mainly of plants and equipment used for manufacturing activities. These assets are recorded at cost and depreciated over estimated useful lives using straight-line methods for financial reporting and accelerated methods, where permitted, for tax reporting. Major property categories are depreciated over various periods as follows (in years): manufacturing machinery and equipment 15-30; office equipment 5; computer equipment and capitalized software 3-7; building components 20; building structures 10-50. Cost includes interest associated with significant capital projects. Plant and equipment are reviewed for impairment when conditions indicate that the carrying value may not be recoverable. Such conditions include an extended period of idleness or a plan of disposal. Assets to be disposed of at a future date are depreciated over the remaining period of use. Assets to be sold are written down to realizable value at the time the assets are being actively marketed for sale and a sale is expected to occur within one year. There were no assets held for sale at the year-end 2018. As of year-end 2017, the carrying value of assets held for sale was immaterial.

Goodwill and other intangible assets
Goodwill and indefinite-lived intangibles are not amortized, but are tested at least annually for impairment of value and whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. An intangible asset with a finite life is amortized on a straight-line basis over the estimated useful life, which materially approximates the pattern of economic benefit.
For the goodwill impairment test, the fair value of the reporting units are estimated based on market multiples. This approach employs market multiples based on either sales or earnings before interest, taxes, depreciation and amortization for companies that are comparable to the Company’s reporting units. In the event the fair value determined using the market multiple approach is close to carrying value, the Company may supplement the fair value determination using discounted cash flows. The assumptions used for the impairment test are consistent with those utilized by a market participant performing similar valuations for the Company’s reporting units.
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
Accounts payable
The Company has agreements with third parties to provide accounts payable tracking systems which facilitate participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal is to capture overall supplier savings, in the form of payment terms or vendor funding, and the agreements facilitate the suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. The Company has no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under the arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by the agreements for those payment obligations that have been sold by suppliers.  As of December 29, 2018, $893 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $701 million of those payment obligations to participating financial institutions. As of December 30, 2017, $850 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $674 million of those payment obligations to participating financial institutions.
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

The Company recognizes revenue from the sale of food products which are sold to retailers through direct sales forces, broker and distributor arrangements. The Company also recognizes revenue from the license of our trademarks granted to third parties who uses these trademarks on their merchandise and revenue from hauling services provided to third parties within certain markets. Revenue from these licenses and hauling services is not material to the Company.

Contract balances recognized in the current period that are not the result of current period performance are not material to the Company. The Company also does not incur costs to obtain or fulfill contracts.

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

Our promotional activities are conducted either through the retail trade or directly with consumers and include activities such as in-store displays and events, feature price discounts, consumer coupons, contests and loyalty programs. The costs of these activities are generally recognized at the time the related revenue is recorded, which normally precedes the actual cash expenditure. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by either the retail trade or consumer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are normally immaterial and recognized as a change in management estimate in a subsequent period.

Advertising and promotion
The Company expenses production costs of advertising the first time the advertising takes place. Advertising expense is classified in selling, general and administrative (SGA) expense.

The Company classifies promotional payments to its customers, the cost of consumer coupons, and other cash redemption offers in net sales. Promotional allowances are estimated using various techniques including historical cash expenditure and redemption experience and patterns. Differences between estimated expense and actual redemptions are normally immaterial and recognized as a change in management estimate in a subsequent period. The liability associated with these promotions are recorded in other current liabilities.
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

The Company classifies pre-tax stock compensation expense in SGA and COGS within its corporate operations. Expense attributable to awards of equity instruments is recorded in capital in excess of par value in the Consolidated Balance Sheet.
Certain of the Company’s stock-based compensation plans contain provisions that prorate vesting of awards upon retirement, disability, or death of eligible employees and directors. A stock-based award is considered vested for expense attribution purposes when the employee’s retention of the award is no longer contingent on providing subsequent service. Accordingly, the Company recognizes compensation cost immediately for awards granted to retirement-eligible individuals or over the period from the grant date to the date retirement eligibility is achieved, if less than the stated vesting period.

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
Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration as well as the reinvestment assertion regarding our undistributed foreign earnings. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future.

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

The Financial Accounting Standards Board (FASB) staff has indicated that a company should make and disclose a policy election as to whether it will (1) recognize deferred taxes for basis differences expected to reverse as GILTI or (2) account for GILTI as a period cost if and when incurred. During 2018, the Company elected to account for the GILTI as a period cost and has included an estimate for GILTI in its effective tax rate.
Derivative Instruments
The fair value of derivative instruments is recorded in other current assets, other assets, other current liabilities or other liabilities. Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in the Consolidated Statement of Income in other income (expense), net (OIE) or interest expense. In the Consolidated Statement of Cash Flows, settlements of cash flow and fair value hedges are classified as an operating activity; settlements of all other derivative instruments, including instruments for which hedge accounting has been discontinued, are classified consistent with the nature of the instrument.
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
The recognition of benefit expense is based on actuarial assumptions, such as discount rate, long-term rate of compensation increase, and long-term rate of return on plan assets and health care cost trend rate. Service cost is reported in COGS and SGA expense on the Consolidated Statement of Income. All other components of net periodic pension cost are included in OIE.
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

Reportable segments are allocated service cost. All other components of pension and postretirement benefit expense, including interest cost, expected return on assets, prior service cost, and experience gains and losses are considered unallocated corporate costs and are not included in the measure of reportable segment operating results. See Note 18 for more information on reportable segments. Management reviews the Company’s expected long-term rates of return annually; however, the benefit trust investment performance for one particular year does not, by itself, significantly influence this evaluation. The expected rates of return are generally not revised provided these rates fall between the 25th and 75th percentile of expected long-term returns, as determined by the Company’s modeling process.
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

Simplifying the Measurement of Inventory. In July 2015, the FASB issued an ASU to simplify the measurement of inventory. The ASU requires that inventory be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted the updated standard in the first quarter of 2017 with no material impact to the financial statements,

Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued an ASU intended to simplify hedge accounting by better aligning an entity’s financial reporting for hedging relationships with its risk management activities. The ASU also simplifies the application of the hedge accounting guidance. The new guidance is effective fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For cash flow hedges existing at the adoption date, the standard requires adoption on a modified retrospective basis with a cumulative-effect adjustment to the Consolidated Balance Sheet as of the beginning of the year of adoption. The amendments to presentation guidance and disclosure requirements are required to be adopted prospectively. The Company adopted the ASU in the first quarter of 2018. The impact of adoption was immaterial to the financial statements.

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

Statement of Cash Flows. In August 2016, the FASB issued an ASU to provide various cash flow statement classification guidance for certain cash receipts and payments of which the following amendments were most applicable to the Company: (a) debt prepayment or extinguishment costs; (b) contingent consideration payments made after a business combination; (c) insurance settlement proceeds; (d) distributions from equity method investees; (e) beneficial interests in securitization transactions and (f) application of the predominance principle for cash receipts and payments with aspects of more than one class of cash flows.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period, in which case adjustments should be reflected as of the beginning of the fiscal year that includes the interim period. The amendments in this ASU should be applied retrospectively.  The Company adopted the new ASU in the first quarter of 2018. Refer to Impacts to Previously Reported Results below for the impact of adoption of the standard on our consolidated financial statements.

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

Impacts to Previously Reported Results
Adoption of the standards related to revenue recognition, pension and cash flow impacted our previously reported 2017 results as follows:

(Dollars in millions, except per share data)	Year ended December 30, 2017
Consolidated Statement of Income	Previously Reported	Revenue Recognition ASU	Pension ASU	Restated
Net sales	$12,923	$(69)	$—	$12,854
Cost of goods sold	$7,901	$(71)	$325	$8,155
Selling, general and administrative expense	$3,076	$19	$217	$3,312
Other income (expense), net	$(16)	$—	$542	$526
Income taxes	$412	$(2)	$—	$410
Net income	$1,269	$(15)	$—	$1,254
Per share amounts:
Basic earnings	$3.65	$(0.04)	$—	$3.61
Diluted earnings	$3.62	$(0.04)	$—	$3.58

(Dollars in millions, except per share data)	As of December 30, 2017
Consolidated Balance Sheet	Previously Reported	Revenue Recognition ASU	Restated
Other assets	$1,026	$1	$1,027
Other current liabilities	$1,431	$43	$1,474
Deferred income taxes	$363	$(8)	$355
Retained earnings	$7,103	$(34)	$7,069

(Dollars in millions, except per share data)	Year ended December 30, 2017
Consolidated Statement of Cash Flows	Previously Reported	Revenue Recognition ASU	Cash Flow ASU	Restated
Net income	$1,269	$(15)	$—	$1,254
Deferred income taxes	$(56)	$(2)	$—	$(58)
Trade receivables	$(57)	$—	$(1,243)	$(1,300)
All other current assets and liabilities, net	$(30)	$17	$—	$(13)
Net cash provided by (used in) operating activities	$1,646	$—	$(1,243)	$403
Collections of deferred purchase price on securitized trade receivables	$—	$—	$1,243	$1,243
Net cash provided by (used in) investing activities	$(1,094)	$—	$1,243	$149

Adoption of the standards related to revenue recognition, pension and cash flow impacted our previously reported 2016 results as follows:

(Dollars in millions, except per share data)	Year ended December 31, 2016
Consolidated Statement of Income	Previously Reported	Revenue Recognition ASU	Pension ASU	Restated
Net sales	$13,014	$(49)	$—	$12,965
Cost of goods sold	$8,259	$(73)	$(55)	$8,131
Selling, general and administrative expense	$3,360	$17	$(26)	$3,351
Other income (expense), net	$(62)	$—	$(81)	$(143)
Income taxes	$233	$2	$—	$235
Net income	$695	$5	$—	$700
Per share amounts:
Basic earnings	$1.98	$0.01	$—	$1.99
Diluted earnings	$1.96	$0.01	$—	$1.97

(Dollars in millions, except per share data)	Year ended December 31, 2016
Consolidated Statement of Cash Flows	Previously Reported	Revenue Recognition ASU	Cash Flow ASU	Restated
Net income	$695	$5	$—	$700
Deferred income taxes	$(26)	$2	$—	$(24)
Other	$(62)	$—	$144	$82
Trade receivables	$21	$—	$(501)	$(480)
All other current assets and liabilities, net	$53	$(7)	$—	$46
Net cash provided by (used in) operating activities	$1,628	$—	$(357)	$1,271
Collections of deferred purchase price on securitized trade receivables	$—	$—	$501	$501
Net cash provided by (used in) investing activities	$(893)	$—	$501	$(392)
Debt extinguishment costs	$—	$—	$(144)	$(144)
Net cash provided by (used in) financing activities	$(642)	$—	$(144)	$(786)

Accounting standards to be adopted in future periods

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the FASB issued an ASU permitting a company to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income (AOCI). The reclassification is optional. Regardless of whether or not a company opts to make the reclassification, the new guidance requires all companies to include certain disclosures in their financial statements. The guidance is effective for all fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company will adopt the ASU in the first quarter of 2019.

Leases. In February 2016, the FASB issued an ASU which will require the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The distinction between finance leases and operating leases will remain, with similar classification criteria as current GAAP to distinguish between capital and operating leases.  The principal difference from current guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. Lessor accounting remains substantially similar to current GAAP.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.  Early adoption is permitted.  The Company will adopt the ASU in the first quarter of 2019, and expects to elect certain practical expedients permitted under the transition guidance.  Additionally, the Company will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods.  The Company continues to evaluate the effect of adoption to its Consolidated Financial Statements and disclosures, however the Company currently estimates total assets and liabilities will increase approximately $450 million to $500 million upon adoption.  This estimate could change as the Company continues to progress with implementation and will also fluctuate based on the lease portfolio and discount rates as of the adoption date.  The Company does not expect a material impact to the Company’s Consolidated Statements of Income or Cash Flows.

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

Compensation Retirement Benefits. In August 2018, the FASB issued ASU 2018-14: Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU removed disclosures that no longer are considered cost beneficial, clarified the specific requirements of disclosures, and added disclosure requirements identified as relevant. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020 and can be applied retrospectively or prospectively. Early adoption is permitted. The Company is currently assessing when to adopt the ASU and the impact of adoption.

NOTE 2
SALE OF ACCOUNTS RECEIVABLE
During 2016, The Company initiated a program in which a customer could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program).
The Company has two Receivable Sales Agreements (Monetization Programs) and previously had a separate U.S. accounts receivable securitization program (Securitization Program), both described below, which are intended to directly offset the impact the Extended Terms Program would have on the days-sales-outstanding (DSO) metric that is critical to the effective management of the Company's accounts receivable balance and overall working capital. The Company terminated the Securitization Program at the end of 2017 and entered into the second monetization program during the quarter ended March 31, 2018. The Monetization and Securitization Programs are designed to effectively offset the impact on working capital of the Extended Terms Program.

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of December 29, 2018 and December 30, 2017 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.

Monetization Program
The Company has two Monetization Programs, for a discrete group of customers, to sell, on a revolving basis, certain trade accounts receivable invoices to third party financial institutions. Transfers under this agreement are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is $1,033 million. Accounts receivable sold of $900 million and $601 million remained outstanding under these arrangements as of December 29, 2018 and December 30, 2017, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on sale of receivables was $26 million, $11 million and $5 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. The recorded loss is included in Other income and expense.

Securitization Program
Between July 2016 and December 2017, the Company had a Securitization Program with a third party financial institution. Under the program, the Company received cash consideration of up to $600 million and a deferred purchase price asset for the remainder of the purchase price. Transfers under the Securitization Program were accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. This Securitization Program utilized Kellogg Funding Company (Kellogg Funding), a wholly-owned subsidiary of the Company. Kellogg Funding's sole business consisted of the purchase of receivables, from its parent or other subsidiary and subsequent transfer of such receivables and related assets to financial institutions. Although Kellogg Funding is included in the Company's consolidated financial statements, it is a separate legal entity with separate creditors who will be entitled, upon its liquidation, to be satisfied out of Kellogg Funding assets prior to any assets or value in Kellogg Funding becoming available to the Company or its subsidiaries. The assets of Kellogg Funding are not available to pay creditors of the Company or its subsidiaries. The Securitization Program was structured to expire in July 2018, but was terminated at the end of 2017. In March 2018 the Company substantially replaced the securitization program with the second monetization program. Kellogg Funding had no creditors and held no assets at December 29, 2018.
As of December 30, 2017, approximately $433 million of accounts receivable sold to Kellogg Funding under the Securitization Program remained outstanding, for which the Company received net cash proceeds of approximately $412 million and a deferred purchase price asset of approximately $21 million. The portion of the purchase price for the receivables which is not paid in cash by the financial institutions is a deferred purchase price asset, which is paid to Kellogg Funding as payments on the receivables are collected from customers. The deferred purchase price asset represents a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price asset is included in Other current assets on the Consolidated Balance Sheet as of December 30, 2017. Upon final settlement of the program in March 2018, the outstanding deferred purchase price asset of $21 million was exchanged for previously sold trade accounts receivable.
The recorded net loss on sale of receivables is approximately $7 million for the year ended December 30, 2017 and is not material for year ended December 31, 2016. The recorded net loss on sale of receivables is included in Other income and expense.

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $93 million and $86 million remained outstanding under these programs as of December 29, 2018 and December 30, 2017, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows. The recorded net loss on the sale of these receivables is included in Other income and expense and is not material.

NOTE 3
ACQUISITIONS, WEST AFRICA INVESTMENTS, GOODWILL AND OTHER INTANGIBLE ASSETS

Multipro acquisition
On May 2, 2018, the Company (i) acquired an incremental 1% ownership interest in Multipro, a leading distributor of a variety of food products in Nigeria and Ghana, and (ii) exercised its call option (Purchase Option) to acquire a 50% interest in Tolaram Africa Foods, PTE LTD (TAF), a holding company with a 49% equity interest in an affiliated food manufacturer, resulting in the Company having a 24.5% interest in the affiliated food manufacturer. The aggregate cash consideration paid was approximately $419 million and was funded through cash on hand and short-term borrowings, which was refinanced with long-term borrowings in May 2018. As part of the consideration for the acquisition, an escrow established in connection with the original Multipro investment in 2015, which represented a significant portion of the amount paid for the Company’s initial investment, was released by the Company. The amount paid to exercise the Purchase Option was subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the exercise date compared to targeted amounts. These adjustments were finalized during 2018 and resulted in an increase in the purchase price of $1 million.

As a result of the Company’s incremental ownership interest in Multipro and concurrent changes to the shareholders' agreement, the Company now has a 51% controlling interest in and began consolidating Multipro.

Accordingly, the acquisition was accounted for as a business combination and the assets and liabilities of Multipro were included in the December 29, 2018 Consolidated Balance Sheet and the results of its operations have been included in the Consolidated Statement of Income subsequent to the acquisition date. The aggregate of the consideration paid and the fair value of previously held equity interest totaled $626 million, or $617 million net of cash acquired. The Multipro investment was previously accounted for under the equity method of accounting and the Company recorded our share of equity income or loss from Multipro within Earnings (loss) from unconsolidated entities. In connection with the business combination, the Company recognized a one-time, non-cash gain on the disposition of our previously held equity interest in Multipro of $245 million, which is included within Earnings (loss) from unconsolidated entities.

We utilized estimated fair values at the acquisition date to allocate the total consideration exchanged to the net tangible and intangible assets acquired and liabilities assumed.

The acquisition resulted in $616 million of non-tax deductible goodwill relating principally to planned growth in new markets, deferred taxes associated with intangible assets, and any intangible assets that did not qualify for separate recognition.  We used the excess earnings method, a variation of the income approach, to value a perpetual distribution agreement indefinite lived intangible asset. We also valued customer relationships, using either the excess earnings method or with-and-without method, which is also a variation of the income approach.  Some of the more significant assumptions inherent in developing the valuations included the estimated annual net cash flows for each indefinite-lived or definite-lived intangible asset (including net sales, cost of products sold, selling and marketing costs, and working capital/contributory asset charges), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables.

We used carrying values as of the acquisition date to value certain current and non-current assets and liabilities, as we determined that they represented the fair value of those items at the acquisition date.  Deferred income tax assets and liabilities as of the acquisition date represented the expected future tax consequences of temporary differences between the fair values of the assets acquired and liabilities assumed and their tax bases.  We estimated the fair value of non-controlling interests assumed consistent with the manner in which we valued all of the underlying assets and liabilities.

The assets and liabilities are included in the Consolidated Balance Sheet as of December 29, 2018 within the Asia-Pacific reporting segment. The fair value of the acquired assets, assumed liabilities, and noncontrolling interest include the following:

(millions)	May 2, 2018
Current assets	$118
Property	41
Goodwill	616
Intangible assets subject to amortization, primarily customer relationships	425
Intangible assets not subject to amortization, primarily distribution rights	373
Deferred tax liability	(254)
Other liabilities	(150)
Noncontrolling interest	(552)
$617

The amounts in the above table represent the final allocation of purchase price as of December 29, 2018. During 2018, deferred tax liabilities were decreased by $2 million and other liabilities were increased by $2 million in conjunction with an updated allocation of the purchase price.

Multipro contributed net sales of $536 million and net earnings of $8 million since the acquisition, including transaction fees and integration costs. The Company's consolidated unaudited pro forma historical net sales and net income, as if Multipro had been acquired at the beginning of 2017, exclusive of the non-cash $245 million gain on the disposition of the equity interest recognized in the second quarter of 2018, are estimated as follows:

	Year-to-date period ended
(millions)	December 29, 2018	December 30, 2017
Net sales	$13,829	$13,511
Net Income attributable to Kellogg Company	$1,336	$1,255

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

RX acquisition
In October 2017, the Company completed its acquisition of Chicago Bar Co., LLC, the manufacturer of RXBAR, for $600 million, or $596 million net of cash and cash equivalents. The purchase price was subject to certain working capital and net debt adjustments based on the actual working capital and net debt existing on the acquisition date compared to targeted amounts. These adjustments were finalized during 2018 and resulted in a purchase price reduction of $1 million. The acquisition was accounted for under the purchase price method and was financed with short-term borrowings.

For the post-acquisition period ended December 30, 2017, the acquisition added $27 million in net sales and less than $1 million of operating profit in the Company's North America Other reporting segment. The pro forma effects of this acquisition were not material.

The assets and liabilities are included in the Consolidated Balance Sheet as of December 29, 2018 within the North America Other reporting segment. The acquired assets and assumed liabilities include the following:

(millions)	October 27, 2017
Current assets	$42
Goodwill	373
Intangible assets, primarily indefinite-lived brands	203
Current liabilities	(23)
$595

The amounts in the above table represent the final allocation of purchase price as of December 29, 2018, which resulted in a $2 million increase in amortizable intangible assets with a corresponding reduction of goodwill during 2018.

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

For the post-acquisition period ended December 31, 2016, the impacts to net sales and operating profit were not material. The pro forma effects of this acquisition were not material.

The assets and liabilities of the Parati Group are included in the Consolidated Balance Sheet as of December 30, 2017 within the Latin America segment. The acquired assets and assumed liabilities include the following:

(millions)	December 1, 2016
Current assets	$44
Property	72
Goodwill	165
Intangible assets	148
Current liabilities	(48)
Non-current deferred tax liability and other	(6)
$375

During the year ended December 30, 2017, the value of intangible assets subject to amortization increased $39 million, resulting in an immaterial change to amortization expense, and intangible assets not subject to amortization decreased $11 million with an offsetting $28 million adjustment to goodwill in conjunction with an updated allocation of the purchase price. The Company also recognized $7 million for certain pre-acquisition contingencies which increased goodwill during 2017 and are considered to be probable of being incurred as of December 29, 2018 and December 30, 2017.

A portion of the acquisition price aggregating $67 million was placed in escrow in favor of the seller for general representations and warranties, as well as pending resolution of specified contingencies arising from the business prior to the acquisition. As of December 29, 2018, approximately $17 million remained in escrow related to specified contingencies, of which approximately $4 million and $1 million is scheduled to be released in 2019 and 2020, respectively. The remaining balance will be released only upon resolution of the related contingency.

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

Other acquisitions
In September 2016, the Company acquired a majority ownership interest in a natural, bio-organic certified breakfast company for €3 million, which was accounted for under the purchase method and financed with cash on hand. The assets, which primarily consist of indefinite lived intangible assets and goodwill, and liabilities, including non-controlling interests, are included in the Consolidated Balance Sheet as of December 30, 2017 and December 29, 2018 within the Europe segment.

In March 2016, the Company completed the acquisition of an organic and natural snack company for $18 million, which was accounted for under the purchase method and financed with cash on hand. The assets, which primarily consist of indefinite lived brands, and liabilities are included in the Consolidated Balance Sheet as of December 30, 2017 and December 29, 2018 within the North America Other segment.

Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer relationships, distribution agreements, and indefinite-lived intangible assets, consisting of brands, are presented in the following tables:

Carrying amount of goodwill

(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2016	$3,568	$131	$82	$457	$376	$328	$224	$5,166
Additions	—	—	—	375	—	—	—	375
Purchase price allocation adjustment	—	—	—	—	—	(79)	—	(79)
Purchase price adjustment	—	—	—	—	—	(4)	—	(4)
Currency translation adjustment	—	—	—	4	38	(1)	5	46
December 30, 2017	$3,568	$131	$82	$836	$414	$244	$229	$5,504
Additions	—	—	—	—	—	—	616	616
Purchase price allocation adjustment	—	—	—	(2)	—	—	—	(2)
Purchase price adjustment	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	(4)	(22)	(26)	(16)	(68)
December 29, 2018	$3,568	$131	$82	$830	$392	$218	$829	$6,050

Intangible assets subject to amortization

Gross carrying amount
(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2016	$42	$8	$—	$5	$40	$36	$10	$141
Additions	—	—	—	17	—	—	—	17
Purchase price allocation adjustment	—	—	—	—	—	39	—	39
Currency translation adjustment	—	—	—	—	5	(1)	—	4
December 30, 2017	$42	$8	$—	$22	$45	$74	$10	$201
Additions	—	—	—	—	—	—	425	425
Purchase price allocation adjustment	—	—	—	2	—	—	—	2
Currency translation adjustment	—	—	—	—	(2)	(11)	(7)	(20)
December 29, 2018	$42	$8	$—	$24	$43	$63	$428	$608

Accumulated Amortization
December 31, 2016	$19	$8	$—	$4	$14	$6	$3	$54
Amortization	3	—	—	1	3	4	1	12
Currency translation adjustment	—	—	—	—	1	—	—	1
December 30, 2017	$22	$8	$—	$5	$18	$10	$4	$67
Amortization (a)	3	—	—	1	3	4	12	23
Currency translation adjustment	—	—	—	—	(1)	(2)	—	(3)
December 29, 2018	$25	$8	$—	$6	$20	$12	$16	$87

Intangible assets subject to amortization, net
December 31, 2016	$23	$—	$—	$1	$26	$30	$7	$87
Additions	—	—	—	17	—	—	—	17
Amortization	(3)	—	—	(1)	(3)	(4)	(1)	(12)
Purchase price allocation adjustment	—	—	—	—	—	39	—	39
Currency translation adjustment	—	—	—	—	4	(1)	—	3
December 30, 2017	$20	$—	$—	$17	$27	$64	$6	$134
Additions	—	—	—	—	—	—	425	425
Amortization	(3)	—	—	(1)	(3)	(4)	(12)	(23)
Purchase price allocation adjustment	—	—	—	2	—	—	—	2
Currency translation adjustment	—	—	—	—	(1)	(9)	(7)	(17)
December 29, 2018	$17	$—	$—	$18	$23	$51	$412	$521
(a) The currently estimated aggregate amortization expense for each of the next five succeeding fiscal periods is approximately $27 million per year through 2023.

Intangible assets not subject to amortization

(millions)	U.S. Snacks	U.S. Morning Foods	U.S. Specialty Channels	North America Other	Europe	Latin America	Asia Pacific	Consoli- dated
December 31, 2016	$1,625	$—	$—	$176	$383	$98	$—	$2,282
Additions	—	—	—	184	—	—	—	184
Purchase price allocation adjustment	—	—	—	—	—	(11)	—	(11)
Currency translation adjustment	—	—	—	—	51	(1)	—	50
December 30, 2017	$1,625	$—	$—	$360	$434	$86	$—	$2,505
Additions	—	—	—	—	—	—	373	373
Purchase price allocation adjustment	—	—	—	—	—	—	—	—
Currency translation adjustment	—	—	—	—	(19)	(13)	(6)	(38)
December 29, 2018	$1,625	$—	$—	$360	$415	$73	$367	$2,840

Annual Impairment Testing
At December 29, 2018, goodwill and other intangible assets amounted to $9.4 billion, consisting primarily of goodwill and brands associated with the 2001 acquisition of Keebler Foods Company and the 2012 acquisition of Pringles. Within this total, approximately $2.8 billion of non-goodwill intangible assets were classified as indefinite-lived, comprised principally of Keebler and Pringles trademarks. The majority of these intangible assets are recorded in our U.S. Snacks reporting unit. The Company currently believes the fair value of goodwill and other intangible assets exceeds their carrying value and that those intangibles so classified will contribute indefinitely to cash flows. The percentage of excess fair value over carrying value of the U.S. Snacks reporting unit was approximately 62% and 57% in 2018 and 2017, respectively.
Additionally, the Company has $207 million of goodwill related to the Kashi reporting unit, which was primarily a result of establishing Kashi as a separate operating segment in 2015, which required an allocation of goodwill from our U.S. Snacks operating segment. The 2018 fair value of the Kashi reporting unit was estimated primarily based on a multiple of net sales and discounted cash flows. The percentage of excess over fair value was approximately 12% and 9%, in 2018 and 2017, respectively, using the same methodology on a year-on-year basis.

The Company also has $616 million and $798 million of goodwill and other intangible assets, respectively, related to our Multipro operating segment as a result of the acquisition of this business in May 2018.  Consistent with expectations given the recent acquisition, the 2018 fair value approximates carrying value for both goodwill and the indefinitely lived assets.

NOTE 4
INVESTMENTS IN UNCONSOLIDATED ENTITIES

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
As a result of the Company's incremental ownership interest in Multipro and concurrent changes to the shareholders' agreement, the Company now has a 51% controlling interest in and began consolidating Multipro. Accordingly, the acquisition was accounted for as a business combination and the assets and liabilities of Multipro were included in the June 30, 2018 Consolidated Balance Sheet and the results of its operations have been included in the Consolidated Statement of Income subsequent to the acquisition date.

TAF and other unconsolidated entities of the Company are suppliers of Multipro. The related trade payables are generally settled on a monthly basis. TAF’s net sales consist of inventory purchases by Multipro.  Multipro’s cost of goods sold primarily consists of inventory purchases from TAF and other unconsolidated entities of the Company.

See discussion regarding the Multipro acquisition and Investment in TAF, in Note 3.
Summarized combined financial information for the Company’s investments in unconsolidated entities is as follows (on a 100% basis, excluding amortization and before the elimination of intercompany accounts):

Statement of Operations
(millions)	2018	2017	2016
Net sales (a):
TAF	$350	$—	$—
Multipro	281	754	662
Others	81	55	46
Total net sales	$712	$809	$708
Gross profit (a):
TAF	$70	$—	$—
Multipro	30	86	71
Others	12	14	10
Total gross profit	$112	$100	$81
Income before income taxes (a)	16	43	28
Net income (a)	9	25	15
Balance sheets	December 29, 2018	December 30, 2017
Current assets	$312	$155
Non-current assets	213	139
Current liabilities	(233)	(181)
Non-current liabilities	(167)	(37)
(a) 2018 includes four months of results for Multipro and seven months of results for TAF.

NOTE 5
RESTRUCTURING AND COST REDUCTION ACTIVITIES
The Company views its restructuring and cost reduction activities as part of its operating principles to provide greater visibility in achieving its long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a 3 to 5-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.
Total projects
The Company recorded $143 million of costs in 2018 associated with cost reduction initiatives. The charges were comprised of $99 million being recorded in Cost of Goods Sold (COGS), $74 million recorded in Selling, General, Administrative (SG&A) expense and $(30) million recorded in Other (Income) Expense, net (OIE).

The Company recorded $263 million of costs in 2017 associated with all cost reduction initiatives. The charges were comprised of $115 million expense being recorded in COGS, a $296 million expense recorded in SGA expense, and a $(148) million gain recorded in OIE.

During 2016, the Company recorded $325 million of charges associated with all cost reduction initiatives. The charges were comprised of $172 million expense being recorded in COGS, a $152 million expense recorded in SGA expense, and a $1 million loss recorded in OIE.
Project K
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
As of the end of 2018, the Company has approved all remaining Project K initiatives and implementation of these remaining initiatives will be completed in 2019. Project charges, after-tax cash costs and annual savings remain in line with expectations.
The Company currently anticipates that the program will result in total pre-tax charges, once all phases are implemented, of approximately $1.6 billion, with after-tax cash costs, including incremental capital expenditures, estimated to be approximately $1.2 billion. Based on current estimates and actual charges incurred to date, the Company expects the total project charges will consist of asset-related costs of approximately $500 million which consists primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs of approximately $400 million which includes severance, pension and other termination benefits; and other costs of approximately $700 million which consists primarily of charges related to the design and implementation of global business capabilities and a more efficient go-to-market model.
The Company currently expects that total pre-tax charges related to Project K will impact reportable segments as follows: U.S. Morning Foods (approximately 17%), U.S. Snacks (approximately 31%), U.S. Specialty Channels (approximately 1%), North America Other (approximately 16%), Europe (approximately 22%), Latin America (approximately 3%), Asia-Pacific (approximately 6%), and Corporate (approximately 4%).
Since inception of Project K, the Company has recognized charges of $1,520 million that have been attributed to the program. The charges were comprised of $6 million being recorded as a reduction of revenue, $893 million being recorded in COGS, $788 million recorded in SGA and $(167) million recorded in OIE.
Other projects
The Company implemented a global zero-based budgeting (ZBB) program that has delivered annual savings. The Company completed implementation of the ZBB program in 2017. Final project charges, after-tax cash costs and annual savings remain in line with expectations.
In support of the ZBB initiative, the Company incurred pre-tax charges of approximately $3 million and $25 million for the years ended December 30, 2017 and December 31, 2016, respectively. Total charges of $40 million were recognized related to implementation of the ZBB program.

The tables below provide the details for the charges incurred during 2018, 2017 and 2016 and program costs to date for all programs currently active as of December 29, 2018.

				Program costs to date
(millions)	2018	2017	2016	December 29, 2018
Employee related costs	$63	$177	$108	$597
Pension curtailment (gain) loss, net	(30)	(148)	1	(167)
Asset related costs	16	77	46	285
Asset impairment	14	—	50	169
Other costs	80	157	120	636
Total	$143	$263	$325	$1,520

				Program costs to date
(millions)	2018	2017	2016	December 29, 2018
U.S. Morning Foods	$50	$18	$23	$301
U.S. Snacks	28	309	76	531
U.S. Specialty Channels	4	2	8	25
North America Other	25	16	38	165
Europe	3	40	126	333
Latin America	15	9	8	42
Asia Pacific	11	11	7	98
Corporate	7	(142)	39	25
Total	$143	$263	$325	$1,520
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

At December 29, 2018 total project reserves were $104 million, related to severance payments and other costs of which a substantial portion will be paid in 2019. The following table provides details for exit cost reserves.

(millions)	Employee Related Costs	Curtailment Gain Loss, net	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 31, 2016	$102	—	$—	$—	$29	$131
2017 restructuring charges	177	(148)	—	77	157	263
Cash payments	(182)	—	—	(34)	(123)	(339)
Non-cash charges and other	—	148	—	(43)	—	105
Liability as of December 30, 2017	$97	$—	$—	$—	$63	$160
2018 restructuring charges	63	(30)	14	16	80	143
Cash payments	(67)	—	—	(9)	(133)	(209)
Non-cash charges and other	—	30	(14)	(6)	—	10
Liability as of December 29, 2018	$93	$—	$—	$1	$10	$104

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

(millions, except per share data)	Net income attributable to Kellogg Company	Average shares outstanding	Earnings per share
2018
Basic	$1,336	347	$3.85
Dilutive potential common shares		1	(0.02)
Diluted	$1,336	348	$3.83
2017
Basic	$1,254	348	$3.61
Dilutive potential common shares		2	(0.03)
Diluted	$1,254	350	$3.58
2016
Basic	$699	350	$1.99
Dilutive potential common shares		4	(0.02)
Diluted	$699	354	$1.97
The total number of anti-dilutive potential common shares excluded from the reconciliation for each period was (shares in millions): 2018-6.5; 2017-4.9; 2016-2.8.
Stock transactions
The Company issues shares to employees and directors under various equity-based compensation and stock purchase programs, as further discussed in Note 9. The number of shares issued during the periods presented was (shares in millions): 2018–8; 2017–7; 2016–7. The Company issued shares totaling less than one million in each of the years presented under Kellogg Direct™, a direct stock purchase and dividend reinvestment plan for U.S. shareholders.
In December 2017, the board of directors approved a new authorization to repurchase up to $1.5 billion of the Company's common stock beginning in 2018 through December 2019.
During 2018, the Company repurchased 5 million shares of common stock for a total of $320 million . During 2017, the Company repurchased 7 million shares of common stock for a total of $516 million. During 2016, the Company repurchased 6 million shares of common stock at a total cost of $426 million.

Comprehensive income
Comprehensive income includes net income and all other changes in equity during a period except those resulting from investments by or distributions to shareholders. Other comprehensive income for all years presented consists of foreign currency translation adjustments, fair value adjustments associated with cash flow hedges and adjustments for net experience gains (losses) and prior service credit (cost) related to employee benefit plans. For the years ended December 30, 2017 and December 31, 2016, the Company modified assumptions for a U.S. postemployment benefit plan. As a result of the U.S. postemployment benefit plan assumption change, a net experience gain was recognized in other comprehensive income with an offsetting reduction in the accumulated postemployment benefit obligation. See Note 10 and Note 11 for further details.

	2018			2017			2016
	Pre-tax	Tax (expense)	After-tax	Pre-tax	Tax (expense)	After-tax	Pre-tax	Tax (expense)	After-tax
	amount	benefit	amount	amount	benefit	amount	amount	benefit	amount
Net income			$1,344			$1,254			$700
Other comprehensive income:
Foreign currency translation adjustments	$5	$(53)	(48)	$(34)	$113	$79	$(230)	(24)	(254)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	3	(1)	2	—	—	—	(55)	22	(33)
Reclassification to net income	8	(2)	6	9	(3)	6	11	(6)	5
Postretirement and postemployment benefits:
Amounts arising during the period:
Net experience gain (loss)	(8)	1	(7)	44	(12)	32	25	(9)	16
Prior service credit (cost)	1	—	1	—	—	—	(4)	2	(2)
Reclassification to net income:
Net experience (gain) loss	(5)	1	(4)	—	—	—	3	(1)	2
Prior service (credit) cost	—	—	—	1	—	1	5	(1)	4
Venezuela deconsolidation loss	—	—	—	—	—	—	63	—	63
Other comprehensive income (loss)	$4	$(54)	$(50)	$20	$98	$118	$(182)	$(17)	$(199)
Comprehensive income			$1,294			$1,372			$501
Net income (loss) attributable to noncontrolling interests			8			—			1
Other comprehensive income (loss) attributable to noncontrolling interests			(7)			—			—
Comprehensive income attributable to Kellogg Company			$1,293			$1,372			$500

Reclassifications from Accumulated Other Comprehensive Income (AOCI) for the year ended December 29, 2018 and December 30, 2017, consisted of the following:

Details about AOCI Components	Amount reclassified from AOCI			Line item impacted within Income Statement
(millions)	2018	2017	2016
Gains and losses on cash flow hedges:
Foreign currency exchange contracts	$—	$(1)	$(14)	COGS
Foreign currency exchange contracts	—	—	(1)	SGA
Interest rate contracts	8	10	13	Interest expense
Commodity contracts	—	—	13	COGS
	$8	$9	$11	Total before tax
	(2)	(3)	(6)	Tax (expense) benefit
	$6	$6	$5	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$(5)	$—	$3	OIE
Prior service cost	—	1	5	OIE
	$(5)	$1	$8	Total before tax
	1	—	(2)	Tax (expense) benefit
	$(4)	$1	$6	Net of tax

Venezuela deconsolidation loss	$—	$—	$63	Other (income) expense
Total reclassifications	$2	$7	$74	Net of tax
Accumulated other comprehensive income (loss) as of December 29, 2018 and December 30, 2017 consisted of the following:

(millions)	December 29, 2018	December 30, 2017
Foreign currency translation adjustments	$(1,467)	$(1,426)
Cash flow hedges — unrealized net gain (loss)	(53)	(61)
Postretirement and postemployment benefits:
Net experience gain (loss)	23	34
Prior service credit (cost)	(3)	(4)
Total accumulated other comprehensive income (loss)	$(1,500)	$(1,457)

NOTE 7
LEASES AND OTHER COMMITMENTS
The Company’s leases are generally for equipment and warehouse space. Rent expense on all operating leases was (in millions): 2018-$133; 2017-$195; 2016-$176. During 2018, 2017 and 2016, the Company entered into less than $1 million in capital lease agreements.

At December 29, 2018, future minimum annual lease commitments under non-cancelable operating leases were as follows:

(millions)	Operating leases
2019	121
2020	97
2021	73
2022	57
2023	48
2024 and beyond	129
Total minimum payments	$525

At December 29, 2018, future minimum annual lease commitments under non-cancelable capital leases were immaterial.
The Company has provided various standard indemnifications in agreements to sell and purchase business assets and lease facilities over the past several years, related primarily to pre-existing tax, environmental, and employee benefit obligations. Certain of these indemnifications are limited by agreement in either amount and/or term and others are unlimited. The Company has also provided various “hold harmless” provisions within certain service type agreements. Because the Company is not currently aware of any actual exposures associated with these indemnifications, management is unable to estimate the maximum potential future payments to be made. At December 29, 2018, the Company had not recorded any liability related to these indemnifications.
NOTE 8
DEBT
The following table presents the components of notes payable at year end December 29, 2018 and December 30, 2017:

(millions)	2018		2017
	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$15	2.75%	$196	1.76%
Europe commercial paper	—	—	96	(0.32)
Bank borrowings	161		78
Total	$176		$370

The following table presents the components of long-term debt at year end December 29, 2018 and December 30, 2017:

(millions)	2018	2017
(a) 4.50% U.S. Dollar Notes due 2046	$638	$637
(b) 7.45% U.S. Dollar Debentures due 2031	621	620
(c) 4.30% U.S. Dollar Notes due 2028	595	—
(d) 3.40% U.S. Dollar Notes due 2027	595	595
(e) 3.25% U.S. Dollar Notes due 2026	731	729
(f) 1.25% Euro Notes due 2025	693	712
(g) 1.00% Euro Notes due 2024	697	723
(h) 2.65% U.S. Dollar Notes due 2023	585	589
(i) 2.75% U.S. Dollar Notes due 2023	198	201
(j) 3.125% U.S. Dollar Notes due 2022	351	354
(k) 0.80% Euro Notes due 2022	684	717
(l) 1.75% Euro Notes due 2021	570	597
(m) 3.25% U.S. Notes Dollar Notes due 2021	399	—
(n) 4.0% U.S. Dollar Notes due 2020	848	847
(o) 4.15% U.S. Dollar Notes due 2019	503	506
(p) 3.25% U.S. Dollar Notes due 2018	—	402

Other	9	16
	8,717	8,245
Less current maturities	(510)	(409)
Balance at year end	$8,207	$7,836

(a)
In March 2016, the Company issued $650 million of thirty-year 4.50% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the Company's 7.45% U.S. Dollar Debentures due 2031 and a portion of its commercial paper borrowings. The effective interest rate on the Debentures, reflecting issuance discount and hedge settlement, was 4.59%.

(b)
In March 2001, the Company issued long-term debt instruments, primarily to finance the acquisition of Keebler Foods Company, of which $625 million of thirty-year 7.45% Debentures remain outstanding. The effective interest rate on the Debentures, reflecting issuance discount and hedge settlement, was 7.55%. The Debentures contain standard events of default and covenants, and can be redeemed in whole or in part by the Company at any time at prices determined under a formula (but not less than 100% of the principal amount plus unpaid interest to the redemption date). In March 2016, the Company redeemed $475 million of the Debentures. In connection with the debt redemption, the Company incurred $153 million of interest expense, consisting primarily of a premium on the tender offer and also including accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees related to the tender offer.

(c)
In May 2018, the Company issued $600 million of ten-year 4.30% Senior Notes due 2028, using the net proceeds for general corporate purposes, which included repayment of the Company's $400 million , seven-year 3.25% U.S. Dollar Notes due 2018 at maturity, and the repayment of a portion of the Company's commercial paper borrowings used to finance the acquisition of ownership interests in TAF and Multipro. The effective interest rate on the Debentures, reflecting issuance discount and hedge settlement, was 4.34%.

(d)
In November 2017, the Company issued $600 million of ten-year 3.40% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the Company's commercial paper borrowings used to finance the acquisition of Chicago Bar Company LLC, the maker of RXBAR. The effective interest rate on the Debentures, reflecting issuance discount and hedge settlement, was 3.49%.

(e)
In March 2016, the Company issued $750 million of ten-year 3.25% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of a portion of the Company's 7.45% U.S. Dollar Debentures due 2031 and a portion of its commercial paper borrowings. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 4.00% at December 29, 2018. In September 2016, the Company entered into interest rate swaps with notional amounts totaling $300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In October 2018, the Company entered into interest rate swaps with notional amounts totaling $450 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps, and the resulting unamortized gain of $8 million at December 29, 2018 will be amortized to interest expense over the remaining term of the Notes. The fair value adjustment for the interest rate swaps was $22 million at December 29, 2018, recorded as a decrease in the hedged debt balance.

(f)
In March 2015, the Company issued €600 million (approximately $686 million at December 29, 2018, which reflects the discount, fees and translation adjustments) of ten-year 1.25% Euro Notes due 2025, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 1.32% at December 29, 2018. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued. In May 2017, the Company entered into interest rate swaps with notional amounts totaling €600 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $8 million at December 29, 2018, recorded as a decrease in the hedged debt balance.

(g)
In May 2016, the Company issued €600 million (approximately $686 million USD at December 29, 2018, which reflects the discount, fees and translation adjustments) of eight-year 1.00% Euro Notes due 2024. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand and additional commercial paper borrowings, repayment of the Company's $750 million, seven-year 4.45% U.S. Dollar Notes due 2016 at maturity. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 0.34% at December 29, 2018. During 2016, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps, and the resulting unamortized gain of $9 million at December 29, 2018 will be amortized to interest expense over the remaining term of the Notes. In November 2016, the Company entered into interest rate swaps with notional amounts totaling €300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. In October 2018, the Company entered into interest rate swaps with notional amounts totaling €348 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The fair value adjustment for the interest rate swaps was $7 million at December 29, 2018, recorded as an increase in the hedged debt balance.

(h)
In November 2016, the Company issued $600 million of seven-year 2.65% U.S. Dollar Notes, using the net proceeds for general corporate purposes, which included repayment of the Company's 1.875% U.S. Dollar Notes due 2016 at maturity and a portion of its commercial paper borrowings. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 3.43% at December 29, 2018. In November 2016, the Company entered into interest rate swaps with notional amounts totaling $300 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps in the first quarter of 2018, and the resulting unamortized loss of $12 million at December 29, 2018 will be amortized to interest expense over the remaining term of the Notes.

(i)
In February 2013, the Company issued $400 million of ten-year 2.75% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including, together with cash on hand, to repay a portion of the Company’s $750 million 4.25% U.S. Dollar Notes that matured in March 2013. The effective interest rate on these Notes, reflecting issuance discount and hedge settlement, was 4.04%. In March 2014, the Company redeemed $189 million of the Notes. In connection with the debt redemption, the Company reduced interest expense by $10 million, including $1 million of accelerated gains on interest rate swaps previously recorded in accumulated other comprehensive income, and incurred $2 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer. In September 2016, the Company entered into interest rate swaps with notional amounts totaling $211 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps in the first quarter of 2018, and the resulting unamortized loss of $12 million at December 29, 2018 will be amortized to interest expense over the remaining term of the Notes.

(j)
In May 2012, the Company issued $700 million of ten-year 3.125% U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes, including financing a portion of the acquisition of Pringles. The effective interest rate on these Notes, reflecting issuance discount and interest rate swaps, was 3.72% at December 29, 2018. In March 2014, the Company redeemed $342 million of the Notes. In connection with the debt redemption, the Company reduced interest expense by $2 million and incurred $2 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer. During 2016, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps. In November 2016, the Company entered into interest rate swaps with notional amounts totaling $358 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps in the first quarter of 2018. In October 2018, the Company entered into interest rate swaps with notional amounts totaling $358 million, which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps in the fourth quarter of 2018. The $6 million loss on termination of the interest rate swaps at December 29, 2018 will be amortized to interest expense over the remaining term of the Notes.

(k)
In May 2017, the Company issued €600 million (approximately $686 million USD at December 29, 2018, which reflects the discount and translation adjustments) of five-year 0.80% Euro Notes due 2022, resulting in aggregate net proceeds after debt discount of $656 million. The proceeds from these Notes were used for general corporate purposes, including, together with cash on hand and additional commercial paper borrowings, repayment of the Company's $400 million, five-year 1.75% U.S. Dollar Notes due 2017 at maturity. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 0.87%. The Notes were designated as a net investment hedge of the Company's investment in its Europe subsidiary when issued.

(l)
In May 2014, the Company issued €500 million  (approximately $572 million at December 29, 2018, which reflects the discount and translation adjustments) of seven-year 1.75% Euro Notes due 2021, using the proceeds from these Notes for general corporate purposes, which included repayment of a portion of the Company’s commercial paper borrowings. The effective interest rate on the Notes, reflecting issuance discount and hedge settlement, was 2.34%. The Notes were designated as a net investment hedge of the Company’s investment in its Europe subsidiary when issued.

(m)
In May 2018, the Company issued $400 million of three-year 3.25% Senior Notes due 2021, using the net proceeds for general corporate purposes, which included repayment of the Company's $400 million, seven-year 3.25% U.S. Dollar Notes due 2018 at maturity, and the repayment of a portion of the Company's commercial paper borrowings used to finance the acquisition of ownership interests in TAF and Multipro. The effective interest rate on the Debentures, reflecting issuance discount and hedge settlement, was 3.40%.

(n)
In December 2010, the Company issued $1.0 billion of ten-year 4.0% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for incremental pension and postretirement benefit plan contributions and to retire a portion of its commercial paper. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps, was 3.37% at December 29, 2018. In March 2014, the Company redeemed $150 million of the Notes. In connection with the debt redemption, the Company incurred $12 million of interest expense offset by $7 million of accelerated gains on interest rate swaps previously recorded in accumulated other comprehensive income, and incurred $1 million expense, recorded in Other Income, Expense (net), related to acceleration of fees on the redeemed debt and fees related to the tender offer. During 2016, the Company entered into interest rate swaps with notional amounts of $600 million, which effectively converted a portion of these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The Company subsequently terminated the interest rate swaps. In July 2016, the Company entered into interest rate swaps with notional amounts totaling $700 million, which effectively converted a portion of these

Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. The $1 million gain on termination of the 2016 and prior year interest rate swaps at December 29, 2018 will be amortized to interest expense over the remaining term of the Notes.

(o)
In November 2009, the Company issued $500 million of ten-year 4.15% fixed rate U.S. Dollar Notes, using net proceeds from these Notes to retire a portion of its 6.6% U.S. Dollar Notes due 2011. The effective interest rate on these Notes, reflecting issuance discount, hedge settlement and interest rate swaps was 3.41% at December 29, 2018. In 2012, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2015, the Company entered into and terminated a series of interest rate swaps and as of December 29, 2018 had terminated all interest rate swaps. The $3 million gain on termination at December 29, 2018 will be amortized to interest expense over the remaining term of the Notes.

(p)
In May 2011, the Company issued $400 million of seven-year 3.25% fixed rate U.S. Dollar Notes, using net proceeds from these Notes for general corporate purposes including repayment of a portion of its commercial paper. In 2011, the Company entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2013, the Company terminated all of the interest rate swaps and subsequently entered into interest rate swaps which effectively converted these Notes from a fixed rate to a floating rate obligation. These derivative instruments were designated as fair value hedges of the debt obligation. During 2015, the Company terminated all interest rate swaps. The Company redeemed these Notes in May 2018.

All of the Company’s Notes contain customary covenants that limit the ability of the Company and its restricted subsidiaries (as defined) to incur certain liens or enter into certain sale and lease-back transactions and also contain a change of control provision.
The Company and two of its subsidiaries (the Issuers) maintain a program under which the Issuers may issue euro-commercial paper notes up to a maximum aggregate amount outstanding at any time of $750 million or its equivalent in alternative currencies. The notes may have maturities ranging up to 364 days and will be senior unsecured obligations of the applicable Issuer. Notes issued by subsidiary Issuers will be guaranteed by the Company. The notes may be issued at a discount or may bear fixed or floating rate interest or a coupon calculated by reference to an index or formula. There were no commercial paper notes outstanding under this program as of December 29, 2018 and $96 million outstanding under this program as of December 30, 2017.
At December 29, 2018, the Company had $2.8 billion of short-term lines of credit, virtually all of which were unused and available for borrowing on an unsecured basis. These lines were comprised principally of an unsecured Five-Year Credit Agreement, which the Company entered into in January 2018 and expires in 2023, replacing the Company’s unsecured Five-year Credit Agreement, which would have expired in February 2019. The Five-Year Credit Agreement allows the Company to borrow, on a revolving credit basis, up to $1.5 billion, which includes the ability to obtain letters of credit in an aggregate stated amount up to $75 million and to obtain European swingline loans in an aggregate principal amount up to the equivalent of $300 million. The agreement contains customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest coverage ratio. If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender’s letter of credit exposure plus interest.
The Company was in compliance with all covenants as of December 29, 2018.

In January 2019, the Company entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, to replace the $1.0 billion 364-day facility that expired in January 2019.  The new credit facilities contains customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.  There are no borrowings outstanding under the new credit facilities.
Scheduled principal repayments on long-term debt are (in millions): 2019–$507; 2020–$851; 2021–$973; 2022–$1,045; 2023–$811; 2024 and beyond–$4,598.
Interest expense capitalized as part of the construction cost of fixed assets was immaterial for all periods presented.

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

The 2017 Long-Term Incentive Plan (2017 Plan), approved by shareholders in 2017, permits awards to employees and officers in the form of incentive and non-qualified stock options, performance units, restricted stock or restricted stock units, and stock appreciation rights. The 2017 Plan, which replaced the 2013 Long-Term Incentive Plan (2013 Plan), authorizes the issuance of a total of (a) 16 million shares; plus (b) the total number of shares remaining available for future grants under the 2013 Plan. The total number of shares remaining available for issuance under the 2017 Plan will be reduced by two shares for each share issued pursuant to an award under the 2017 Plan other than a stock option or stock appreciation right, or potentially issuable pursuant to an outstanding award other than a stock option or stock appreciation right, which will in each case reduce the total number of shares remaining by one share for each share issued. The 2017 Plan includes several limitations on awards or payments to individual participants. Options granted under the 2017 and 2013 Plans generally vest over three years. At December 29, 2018, there were 20 million remaining authorized, but unissued, shares under the 2017 Plan.

The Non-Employee Director Stock Plan (2009 Director Plan) was approved by shareholders in 2009 and allows each eligible non-employee director to receive shares of the Company’s common stock annually. The number of shares granted pursuant to each annual award will be determined by the Nominating and Governance Committee of the Board of Directors. The 2009 Director Plan, which replaced the 2000 Non-Employee Director Stock Plan (2000 Director Plan), reserves 500,000 shares for issuance, plus the total number of shares as to which awards granted under the 2009 Director Plan or the 2000 Director Plans expire or are forfeited, terminated or settled in cash. Under both the 2009 and 2000 Director Plans, shares (other than stock options) are placed in the Kellogg Company Grantor Trust for Non-Employee Directors (the Grantor Trust). Under the terms of the Grantor Trust, shares are available to a director only upon termination of service on the Board. Under the 2009 Director Plan, awards were as follows (number of shares): 2018-30,045; 2017-25,209; 2016-24,249.
The 2002 Employee Stock Purchase Plan was approved by shareholders in 2002 and permits eligible employees to purchase Company stock at a discounted price. This plan allows for a maximum of 2.5 million shares of Company stock to be issued at a purchase price equal to 95% of the fair market value of the stock on the last day of the quarterly purchase period. Total purchases through this plan for any employee are limited to a fair market value of $25,000 during any calendar year. At December 29, 2018, there were approximately 0.2 million remaining authorized, but unissued, shares under this plan. Shares were purchased by employees under this plan as follows (approximate number of shares): 2018–54,000; 2017–65,000; 2016–63,000. Options granted to employees to purchase discounted stock under this plan are included in the option activity tables within this note.
Additionally, an international subsidiary of the Company maintains a stock purchase plan for its employees. Subject to limitations, employee contributions to this plan are matched 1:1 by the Company. Under this plan, shares were granted by the Company to match an equal number of shares purchased by employees as follows (approximate number of shares): 2018–63,000; 2017–60,000; 2016–57,000.
Compensation expense for all types of equity-based programs and the related income tax benefit recognized were as follows:

(millions)	2018	2017	2016
Pre-tax compensation expense	$64	$71	$68
Related income tax benefit	$16	$26	$25
As of December 29, 2018, total stock-based compensation cost related to non-vested awards not yet recognized was $85 million and the weighted-average period over which this amount is expected to be recognized was 2 years.
Cash flows realized upon exercise or vesting of stock-based awards in the periods presented are included in the following table. Tax benefits realized upon exercise or vesting of stock-based awards generally represent the tax benefit of the difference between the exercise price and the strike price of the option.

Cash used by the Company to settle equity instruments granted under stock-based awards was not material.

(millions)	2018	2017	2016
Total cash received from option exercises and similar instruments	$167	$97	$368
Tax benefits realized upon exercise or vesting of stock-based awards:
Windfall benefits classified as cash flow from operating activities	$11	$4	$36
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

Stock option valuation model assumptions for grants within the year ended:	2018	2017	2016
Weighted-average expected volatility	18.00%	18.00%	17.00%
Weighted-average expected term (years)	6.60	6.60	6.88
Weighted-average risk-free interest rate	2.82%	2.26%	1.60%
Dividend yield	3.00%	2.80%	2.60%
Weighted-average fair value of options granted	$10.00	$10.14	$9.44
A summary of option activity for the year ended December 29, 2018 is presented in the following table:

Employee and director stock options	Shares (millions)	Weighted- average exercise price	Weighted- average remaining contractual term (yrs.)	Aggregate intrinsic value (millions)
Outstanding, beginning of year	14	$64
Granted	3	70
Exercised	(2)	58
Forfeitures and expirations	(1)	71
Outstanding, end of year	14	$66	6.3	$7
Exercisable, end of year	10	$63	5.3	$7

Additionally, option activity for the comparable prior year periods is presented in the following table:

(millions, except per share data)	2017	2016
Outstanding, beginning of year	15	19
Granted	2	3
Exercised	(2)	(6)
Forfeitures and expirations	(1)	(1)
Outstanding, end of year	14	15
Exercisable, end of year	10	8
Weighted-average exercise price:
Outstanding, beginning of year	$62	$58
Granted	73	76
Exercised	57	56
Forfeitures and expirations	70	67
Outstanding, end of year	$64	$62
Exercisable, end of year	$60	$58
The total intrinsic value of options exercised during the periods presented was (in millions): 2018–$33; 2017–$22; 2016–$145.
Other stock-based awards
During the periods presented, other stock-based awards consisted principally of executive performance shares and restricted stock granted under the 2017 and 2013 Plans.
In the first quarter of 2018, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year currency-neutral net sales growth and total shareholder return (TSR) of the Company's common stock relative to a select group of peer companies.
A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of currency-neutral comparable operating margin expansion. Compensation cost related to currency-neutral net sales growth performance is revised for changes in the expected outcome. The 2018 target grant currently corresponds to approximately 166,000 shares, with a grant-date fair value of $72 per share.
In 2017, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year currency-neutral comparable operating margin expansion and total shareholder return (TSR) of the Company's common stock relative to a select group of peer companies. The 2017 target grant currently corresponds to approximately 100,000 shares, with a grant-date fair value of $67 per share.
In 2016, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company's common stock upon vesting. The number of shares earned could range between 0 and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include three-year currency neutral adjusted operating profit growth and TSR of the Company's common stock relative to a select group of peer companies. The 2016 target grant currently corresponds to approximately 129,000 shares, with a grant-date fair value of $80 per share.
Based on the market price of the Company’s common stock at year-end 2018, the maximum future value that could be awarded on the vesting date was (in millions): 2018 award–$19; 2017 award– $11; and 2016 award–$15. The 2015 performance share award, payable in stock, was settled at 75% of target in February 2018 for a total dollar equivalent of $8 million.

The Company also grants restricted stock and restricted stock units to eligible employees under the 2017 Plan. Restrictions with respect to sale or transferability generally lapse after three years and, in the case of restricted stock, the grantee is normally entitled to receive shareholder dividends during the vesting period. Management estimates the fair value of restricted stock grants based on the market price of the underlying stock on the date of grant. A summary of restricted stock and restricted stock unit activity for the year ended December 29, 2018, is presented in the following table:

Employee restricted stock and restricted stock units	Shares (thousands)	Weighted- average grant-date fair value
Non-vested, beginning of year	1,673	$65
Granted	772	63
Vested	(507)	59
Forfeited	(230)	64
Non-vested, end of year	1,708	$65
Additionally, restricted stock and restricted stock unit activity for 2017 and 2016 is presented in the following table:

Employee restricted stock and restricted stock units	2017	2016
Shares (in thousands):
Non-vested, beginning of year	1,166	806
Granted	776	601
Vested	(109)	(116)
Forfeited	(160)	(125)
Non-vested, end of year	1,673	1,166
Weighted-average exercise price:
Non-vested, beginning of year	$63	$57
Granted	65	70
Vested	58	56
Forfeited	65	63
Non-vested, end of year	$65	$63
The total fair value of restricted stock and restricted stock units vesting in the periods presented was (in millions): 2018–$35; 2017–$5; 2016–$7.

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

In September 2018, the Company recognized a curtailment gain of $30 million as certain European pension plans were frozen as of December 29, 2018 in conjunction with Project K restructuring.

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
Obligations and funded status
The aggregate change in projected benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2018	2017
Change in projected benefit obligation
Beginning of year	$5,648	$5,510
Service cost	87	96
Interest cost	165	164
Plan participants’ contributions	1	1
Amendments	6	6
Actuarial (gain)loss	(384)	264
Benefits paid	(280)	(395)
Curtailment and special termination benefits	(36)	(156)
Other	1	1
Foreign currency adjustments	(91)	157
End of year	$5,117	$5,648
Change in plan assets
Fair value beginning of year	$5,043	$4,544
Actual return on plan assets	(299)	666
Employer contributions	270	31
Plan participants’ contributions	1	1
Benefits paid	(236)	(364)
Other	(1)	1
Foreign currency adjustments	(101)	164
Fair value end of year	$4,677	$5,043
Funded status	$(440)	$(605)
Amounts recognized in the Consolidated Balance Sheet consist of
Other assets	$228	$252
Other current liabilities	(17)	(19)
Other liabilities	(651)	(838)
Net amount recognized	$(440)	$(605)
Amounts recognized in accumulated other comprehensive income consist of
Prior service cost	$41	$48
Net amount recognized	$41	$48

The accumulated benefit obligation for all defined benefit pension plans was $5.0 billion and $5.4 billion at December 29, 2018 and December 30, 2017, respectively. Information for pension plans with accumulated benefit obligations in excess of plan assets were:

(millions)	2018	2017
Projected benefit obligation	$3,725	$4,119
Accumulated benefit obligation	$3,689	$4,051
Fair value of plan assets	$3,081	$3,279
Expense
The components of pension expense are presented in the following table. Service cost is recorded in COGS and SGA expense. All other components of net periodic benefit cost are included in OIE. Pension expense for defined contribution plans relates to certain foreign-based defined contribution plans and multiemployer plans in the United States in which the Company participates on behalf of certain unionized workforces.

(millions)	2018	2017	2016
Service cost	$87	$96	$98
Interest cost	165	164	174
Expected return on plan assets	(361)	(371)	(352)
Amortization of unrecognized prior service cost	8	9	13
Recognized net (gain) loss	269	(36)	323
Net periodic benefit cost	168	(138)	256
Curtailment and special termination benefits	(30)	(151)	1
Pension (income) expense:
Defined benefit plans	138	(289)	257
Defined contribution plans	27	34	36
Total	$165	$(255)	$293
The estimated prior service cost for defined benefit pension plans that will be amortized from accumulated other comprehensive income into pension expense over the next fiscal year is approximately $7 million.
The Company and certain of its subsidiaries sponsor 401(k) or similar savings plans for active employees. Expense related to these plans was (in millions): 2018 – $38 million; 2017 – $41 million; 2016 – $39 million. These amounts are not included in the preceding expense table. Company contributions to these savings plans approximate annual expense. Company contributions to multiemployer and other defined contribution pension plans approximate the amount of annual expense presented in the preceding table.
Assumptions
The worldwide weighted-average actuarial assumptions used to determine benefit obligations were:

	2018	2017	2016
Discount rate	3.9%	3.3%	3.6%
Long-term rate of compensation increase	3.8%	3.9%	3.9%

The worldwide weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2018	2017	2016
Discount rate	3.3%	3.6%	4.1%
Long-term rate of compensation increase	3.9%	3.9%	3.9%
Long-term rate of return on plan assets	7.4%	8.1%	8.1%
To determine the overall expected long-term rate of return on plan assets, the Company models expected returns over a 20-year investment horizon with respect to the specific investment mix of its major plans. The return assumptions used reflect a combination of rigorous historical performance analysis and forward-looking views of the financial markets including consideration of current yields on long-term bonds, price-earnings ratios of the major stock market indices, and long-term inflation. The U.S. model, which corresponds to approximately 72% of consolidated pension and other postretirement benefit plan assets, incorporates a long-term inflation assumption of 2.5% and an active management premium of 1% (net of fees) validated by historical analysis. Similar methods are used for various foreign plans with invested assets, reflecting local economic conditions. The expected rate of return for 2018 of 7.5% for the U.S. plans equated to approximately the 39th percentile expectation. Refer to Note 1.
At the end of 2014, the Company revised its mortality assumption after considering the Society of Actuaries’ (SOA) updated mortality tables and improvement scale, as well as other mortality information available from the Social Security Administration to develop assumptions aligned with the Company’s expectation of future improvement rates. In determining the appropriate mortality assumptions as of December 29, 2018, the Company considered the SOA's 2018 updated improvement scale. The SOA's 2018 scale incorporates changes consistent with the Company's view of future mortality improvements established in 2014. Therefore, the Company adopted the 2018 SOA improvement scales. The change to the mortality assumption decreased the year-end pension liability by $10 million.
To conduct the annual review of discount rates, the Company selected the discount rate based on a cash-flow matching analysis using Towers Watson’s proprietary RATE:Link tool and projections of the future benefit payments that constitute the projected benefit obligation for the plans. RATE:Link establishes the uniform discount rate that produces the same present value of the estimated future benefit payments, as is generated by discounting each year’s benefit payments by a spot rate applicable to that year. The measurement dates for the defined benefit plans are consistent with the Company’s fiscal year end. Accordingly, the Company selects yield curves to measure benefit obligations consistent with market indices during December of each year.
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
Mutual funds:  Valued at exit prices quoted in active or non-active markets or based on observable inputs.
Collective trusts:  Valued at exit prices quoted in active or non-active markets or based on observable inputs.
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

The Company’s practice regarding the timing of transfers between levels is to measure transfers in at the beginning of the month and transfers out at the end of the month. For the year ended December 29, 2018, the Company had no transfers between Levels 1 and 2.

The fair value of Plan assets as of December 29, 2018 summarized by level within the fair value hierarchy are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$75	$—	$—	$—	$75
Corporate stock, common:
Domestic	412	—	—	—	412
International	10	1	—	—	11
Mutual funds:
International equity	—	7	—	34	41
Domestic debt	—	53	—	—	53
Collective trusts:
Domestic equity	—	—	—	437	437
International equity	—	92	—	1,330	1,422
Other international debt	—	—	—	331	331
Limited partnerships	—	—	—	283	283
Bonds, corporate	—	498	—	—	498
Bonds, government	—	562	—	—	562
Bonds, other	—	62	—	—	62
Real estate	—	—	—	378	378
Other	—	55	—	57	112
Total	$497	$1,330	$—	$2,850	$4,677
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The fair value of Plan assets at December 30, 2017 are summarized as follows:

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
There were no unfunded commitments to purchase investments at December 29, 2018 or December 30, 2017.
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

The current weighted-average target asset allocation reflected by this strategy is: equity securities–45%; debt securities–28%; real estate and other–27%. Investment in Company common stock represented 1.0% and 1.2% of consolidated plan assets at December 29, 2018 and December 30, 2017, respectively. Plan funding strategies are influenced by tax regulations and funding requirements. The Company currently expects to contribute, before consideration of incremental discretionary contributions, approximately $7 million to its defined benefit pension plans during 2019.
Level 3 gains and losses
Changes in the fair value of the Plan’s Level 3 assets are summarized as follows:

(millions)	Buy-in Annuity Contract	Other	Total
December 31, 2016	$131	$—	$131
Sales	(131)	—	(131)
Purchases	—	—	—
Transfers	—	—	—
Realized and unrealized gain	—	—	—
Currency translation	—	—	—
December 30, 2017	$—	$—	$—
The net change in Level 3 assets includes a gain attributable to the change in unrealized holding gains or losses related to Level 3 assets held at December 29, 2018 and December 30, 2017 was zero.
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in millions): 2019–$261; 2020–$261; 2021–$269; 2022–$275; 2023–$281; 2024 to 2028–$1,482.

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

Obligations and funded status
The aggregate change in accumulated postretirement benefit obligation, plan assets, and funded status is presented in the following tables.

(millions)	2018	2017
Change in accumulated benefit obligation
Beginning of year	$1,190	$1,161
Service cost	18	18
Interest cost	36	37
Actuarial (gain) loss	(105)	29
Benefits paid	(67)	(61)
Curtailments	—	3
Amendments	—	—
Foreign currency adjustments	(3)	3
End of year	$1,069	$1,190
Change in plan assets
Fair value beginning of year	$1,292	$1,136
Actual return on plan assets	(91)	217
Employer contributions	17	13
Benefits paid	(78)	(74)
Fair value end of year	$1,140	$1,292
Funded status	$71	$102
Amounts recognized in the Consolidated Balance Sheet consist of
Other non-current assets	$107	$144
Other current liabilities	(2)	(2)
Other liabilities	(34)	(40)
Net amount recognized	$71	$102
Amounts recognized in accumulated other comprehensive income consist of
Prior service credit	(68)	(77)
Net amount recognized	$(68)	$(77)
Expense
Components of postretirement benefit expense (income) were:

(millions)	2018	2017	2016
Service cost	$18	$18	$21
Interest cost	36	37	39
Expected return on plan assets	(94)	(98)	(90)
Amortization of unrecognized prior service credit	(9)	(9)	(9)
Recognized net (gain) loss	81	(90)	(19)
Net periodic benefit cost	32	(142)	(58)
Curtailment	—	3	—
Postretirement benefit expense:
Defined benefit plans	32	(139)	(58)
Defined contribution plans	11	16	17
Total	$43	$(123)	$(41)
The estimated prior service credit that will be amortized from accumulated other comprehensive income into nonpension postretirement benefit expense over the next fiscal year is expected to be approximately $9 million.
Assumptions
The weighted-average actuarial assumptions used to determine benefit obligations were:

	2018	2017	2016
Discount rate	4.3%	3.6%	4.0%

The weighted-average actuarial assumptions used to determine annual net periodic benefit cost were:

	2018	2017	2016
Discount rate	3.6%	4.0%	4.2%
Long-term rate of return on plan assets	7.5%	8.5%	8.5%
The Company determines the overall discount rate and expected long-term rate of return on VEBA trust obligations and assets in the same manner as that described for pension trusts in Note 10.
The assumed health care cost trend rate is 5.5% for 2019, decreasing 0.25% annually to 4.5% by the year 2023 and remaining at that level thereafter. These trend rates reflect the Company’s historical experience and management’s expectations regarding future trends. A one percentage point change in assumed health care cost trend rates would have the following effects:

(millions)	One percentage point increase	One percentage point decrease
Effect on total of service and interest cost components	$6	$(3)
Effect on postretirement benefit obligation	97	(67)

Plan assets
The fair value of Plan assets as of December 29, 2018 summarized by level within fair value hierarchy described in Note 10, are as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$2	$1	$—	$—	$3
Corporate stock, common:
Domestic	108	—	—	—	108
International	5	1	—	—	6
Mutual funds:
Domestic equity	—	37	—	—	37
International equity	—	—	—	—	—
Domestic debt	—	42	—	—	42
Collective trusts:
Domestic equity	—	—	—	281	281
International equity	—	—	—	228	228
Limited partnerships	—	—	—	199	199
Bonds, corporate	—	95	—	—	95
Bonds, government	—	50	—	—	50
Bonds, other	—	7	—	—	7
Real estate	—	—	—	83	83
Other	—	1	—	—	1
Total	$115	$234	$—	$791	$1,140
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The fair value of Plan assets at December 30, 2017 are summarized as follows:

(millions)	Total Level 1	Total Level 2	Total Level 3	Total NAV (practical expedient)(a)	Total
Cash and cash equivalents	$—	$13	$—	$—	$13
Corporate stock, common:
Domestic	141	—	—	—	141
International	8	—	—	—	8
Mutual funds:
Domestic equity	—	52	—	—	52
International equity	—	40	—	—	40
Domestic debt	—	52	—	—	52
Collective trusts:
Domestic equity	—	—	—	273	273
International equity	—	—	—	266	266
Limited partnerships	—	—	—	215	215
Bonds, corporate	—	117	—	—	117
Bonds, government	—	53	—	—	53
Bonds, other	—	9	—	51	60
Other	—	2	—	—	2
Total	$149	$338	$—	$805	$1,292
(a) Certain assets that are measured at fair value using the NAV per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
The Company’s asset investment strategy for its VEBA trusts is consistent with that described for its pension trusts in Note 10. The current target asset allocation is 58% equity securities, 35% debt securities, and 7% real estate. The Company currently expects to contribute approximately $18 million to its VEBA trusts during 2019.
There were no Level 3 assets during 2018 and 2017.

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

The aggregate change in accumulated postemployment benefit obligation and the net amount recognized were:

(millions)	2018	2017
Change in accumulated benefit obligation
Beginning of year	$43	$87
Service cost	3	6
Interest cost	1	3
Actuarial (gain)loss	3	(45)
Benefits paid	(8)	(8)
Amendments	—	—
Foreign currency adjustments	—	—
End of year	$42	$43
Funded status	$(42)	$(43)
Amounts recognized in the Consolidated Balance Sheet consist of
Other current liabilities	$(5)	$(4)
Other liabilities	(37)	(39)
Net amount recognized	$(42)	$(43)
Amounts recognized in accumulated other comprehensive income consist of
Net prior service cost	$4	$5
Net experience gain	(38)	(46)
Net amount recognized	$(34)	$(41)
Components of postemployment benefit expense were:

(millions)	2018	2017	2016
Service cost	$3	$6	$7
Interest cost	1	3	3
Amortization of unrecognized prior service cost	1	1	1
Recognized net loss	(5)	—	3
Postemployment benefit expense	$—	$10	$14
The estimated net experience gain and net prior service cost that will be amortized from accumulated other comprehensive income into postemployment benefit expense over the next fiscal year is $5 million and $1 million, respectively.
Benefit payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

(millions)	Postretirement	Postemployment
2019	$80	$5
2020	73	4
2021	72	4
2022	73	4
2023	73	4
2024-2028	361	18

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

The Company’s participation in multiemployer pension plans for the year ended December 29, 2018, is outlined in the table below. The “EIN/PN” column provides the Employer Identification Number (EIN) and the three-digit plan number (PN). The most recent Pension Protection Act (PPA) zone status available for 2018 and 2017 is for the plan year-ends as indicated below. The zone status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status” column indicates plans for which a financial improvement plan (FIP) or a rehabilitation plan (RP) is either pending or has been implemented. In addition to regular plan contributions, the Company may be subject to a surcharge if the plan is in the red zone. The “Surcharge Imposed” column indicates whether a surcharge has been imposed on contributions to the plan. The last column lists the expiration date(s) of the collective-bargaining agreement(s) (CBA) to which the plans are subject. The Company was not listed in the available Forms 5500 of the three plans listed below as providing more than 5 percent of total contributions. At the date the Company’s financial statements were issued, certain Forms 5500 were not available for the plan years ending in 2018.

		PPA Zone Status			Contributions (millions)
Pension trust fund	EIN/PN	2018	2017	FIP/RP Status	2018	2017	2016	Surcharge Imposed	Expiration Date of CBA
Bakery and Confectionery Union and Industry International Pension Fund (a)	52-6118572 / 001	Red - 12/31/2018	Red - 12/31/2017	Implemented	$6.5	$6.6	$4.8	Yes	12/17/2019 to 3/16/2021 (b)
Central States, Southeast and Southwest Areas Pension Fund	36-6044243 / 001	Red - 12/31/2018	Red - 12/31/2017	Implemented	1.9	4.8	4.8	Yes	7/28/2019 (b)
Western Conference of Teamsters Pension Trust	91-6145047 / 001	Green - 12/31/2018	Green - 12/31/2017	NA	1.0	1.4	1.0	No	3/26/2022 (c)
Other Plans					1.0	3.1	3.1		(d)
Total contributions:					$10.4	$15.9	$13.7

(a)
The Company is party to multiple CBAs requiring contributions to this fund, each with its own expiration date. Over 80 percent of the Company’s participants in this fund are covered by a single CBA that expires on 3/16/2021.

(b)
During 2017, the Company terminated certain CBAs covered by these funds. Because of the Company's level of continuing involvement in each fund, the Company does not anticipate being subject to a withdrawal liability. The Company does not expect 2019 contributions to be materially different than 2018.

(c)
During 2017, the Company terminated certain CBAs covered by this fund. As a result, the Company has partially withdrawn from the fund and recognized expense for its estimated withdrawal liability. The Company does not expect 2019 contributions to be materially different than 2018.

(d)
During 2017, the Company terminated the CBAs covered by certain of these funds. As a result, for the impacted funds, the Company recognized expense for the estimated withdrawal liability and made no contributions in 2018. The Company does not expect 2019 contributions to the remaining funds to be materially different from 2018.

As discussed in Note 5, the Company engages in restructuring and cost reduction projects to help achieve its long-term growth targets. Current and future restructuring and cost reduction activities and other strategic initiatives could impact the Company's participation in certain multiemployer plans. In addition to regular contributions, the Company could be obligated to pay additional amounts, known as a withdrawal liability, if a multiemployer pension plan has unfunded vested benefits and the Company decreases or ceases participation in that plan. The Company exited several multiemployer plans associated with Project K restructuring activity and recognized expense as follows (millions): 2018 - $7; 2017 - $26; 2016 - $0. These amounts represent management's best estimate; actual results could differ. The cash obligation is payable over a maximum 20-year period; management has not determined the actual period over which the payments will be made. Withdrawal liability payments of $3 million were made during 2018 to multiemployer plans. Withdrawal liability payments made in 2017 and 2016 were immaterial. The Company had withdrawal liabilities of $32 million and $28 million at December 29, 2018 and December 30, 2017, respectively.
Postretirement benefits
Multiemployer postretirement benefit plans provide health care and other welfare benefits to active and retired employees who have met certain age and service requirements. Contributions to multiemployer postretirement benefit plans were (in millions): 2018 – $11; 2017 – $16; 2016 – $17.

NOTE 13
INCOME TAXES
The components of income before income taxes and the provision for income taxes were as follows:

(millions)	2018	2017	2016
Income before income taxes
United States	$851	$1,097	$835
Foreign	478	560	99
	1,329	1,657	934
Income taxes
Currently payable
Federal	7	358	173
State	28	31	26
Foreign	99	79	60
	134	468	259
Deferred
Federal	109	(41)	18
State	(59)	8	6
Foreign	(3)	(25)	(48)
	47	(58)	(24)
Total income taxes	$181	$410	$235
The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	2018	2017	2016
U.S. statutory income tax rate	21.0%	35.0%	35.0%
Foreign rates varying from U.S. statutory rate	(3.0)	(6.7)	(5.0)
Excess tax benefits on share-based compensation	(0.3)	(0.3)	(3.7)
State income taxes, net of federal benefit	1.5	1.4	2.4
Cost (benefit) of remitted and unremitted foreign earnings	0.7	0.1	0.1
Legal entity restructuring, deferred tax impact	(3.3)	—	—
Discretionary pension contributions	(2.3)	—	—
Net change in valuation allowance	2.0	(0.4)	0.5
U.S. deduction for qualified production activities	—	(1.4)	(2.8)
Statutory rate changes, deferred tax impact	—	(9.0)	(0.1)
U.S. deemed repatriation tax	(1.2)	10.4	—
Intangible property transfer	—	(2.4)	—
Venezuela deconsolidation	—	—	1.8
Venezuela remeasurement	—	—	0.4
Other	(1.5)	(1.9)	(3.4)
Effective income tax rate	13.6%	24.8%	25.2%
As presented in the preceding table, the Company’s 2018 consolidated effective tax rate was 13.6%, as compared to 24.8% in 2017 and 25.2% in 2016.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act makes broad and complex changes to the U.S. tax code which impacted our year ended December 30, 2017 including but not limited to, reducing the corporate tax rate from 35%

to 21%, requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that may be electively paid over eight years, and accelerating first year expensing of certain capital expenditures.

Shortly after the Tax Act was enacted, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which provides guidance on accounting for the Tax Act’s impact. SAB 118 provided a measurement period, which in no case should extend beyond one year from the Tax Act enactment date, during which a company may complete the accounting for the impacts of the Tax Act under ASC Topic 740.

The Company's 2018 income tax provision includes an $11 million reduction to income tax expense due to changes in estimates related to the Tax Act. The reduction is primarily related to a $16 million reduction in the transition tax estimate and $5 million of additional tax associated primarily with the final assessment of changes in our indefinite reinvestment assertion and resulting tax.

The Company's 2017 year end income tax provision includes $8 million of net additional income tax expense during the quarter ended December 30, 2017, driven by the reduction in the U.S. corporate tax rate and the transition tax on foreign earnings.

Transition tax on foreign earnings: The transition tax is a tax on the previously untaxed accumulated and current earnings and profits of certain of our foreign subsidiaries. In order to determine the amount of the transition tax, the Company must determine, in addition to other factors, the amount of post-1986 earnings and profits (E&P) of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. As of December 30, 2017, based on accumulated foreign earnings and profits of approximately $2.6 billion, which are primarily in Europe, the Company was able to make a reasonable estimate of the transition tax and recorded a transition tax obligation of $157 million, which the Company expects to elect to pay over eight years. In the third quarter of 2018, the Company recorded a $16 million reduction to the transition tax liability and tax expense based on updated estimates of E&P. During the fourth quarter of 2018, the Company, as part of completing its accounting under SAB 118, revised its estimate of the transition tax liability to $94 million, and recorded $47 million of tax reserves related to uncertainty in our interpretation of the statute and associated regulations.

Indefinite reinvestment assertion:  Prior to the Tax Act, we treated a significant portion of our undistributed foreign earnings as indefinitely reinvested.  In light of the Tax Act, which included a new territorial tax regime, as of the period ended December 30, 2017, Management determined that the Company would analyze its global capital structure and working capital strategy and considered the indefinite reinvestment assertion to be provisional under SAB 118. In the fourth quarter of 2018, we finished analyzing our global capital structure and working capital strategy and determined that $2.4 billion of foreign earnings as of December 30, 2017 were no longer considered to be indefinitely invested.  Accordingly, income tax expense of approximately $5 million was recorded in the fourth quarter of 2018.  We have completed the assessment and accounting under SAB 118 for our indefinite investment assertion.

Reduction in U.S. Corporate Tax Rate: The tax provision as of December 30, 2017, included a tax benefit of $149 million for the remeasurement of certain deferred tax assets and liabilities to reflect the corporate income tax rate reduction impact to the Company's net deferred tax balances. The accounting for the reduction in the U.S. Corporate Tax rate was considered complete in the fourth quarter of 2017.

The Tax Act also created a new requirement that certain income earned by foreign subsidiaries, known as global intangible low-tax income (GILTI), must be included in the gross income of their U.S. shareholder. During the fourth quarter of 2018, the Company elected to treat the tax effect of GILTI as a current-period expense when incurred.

In conjunction with SAB 118, we have completed the accounting for the Tax Act in the fourth quarter 2018.

The 2018 effective income tax rate benefited from the reduction of the U.S. corporate tax rate as well as a $11 million reduction of income tax expense due to changes in estimates related to the Tax Act, the impact of discretionary pension contributions totaling $250 million in 2018, which were designated as 2017 tax year contributions, and a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring. As of December 29, 2018, approximately $700 million of unremitted earnings were considered indefinitely reinvested. The unrecognized deferred tax liability for these earnings is estimated at approximately $20 million. However, this estimate could change based on the manner in which the outside basis difference associated with these earnings reverses.

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
Management monitors the Company’s ability to utilize certain future tax deductions, operating losses and tax credit carryforwards, prior to expiration. Changes resulting from management’s assessment will result in impacts to deferred tax assets and the corresponding impacts on the effective income tax rate. Valuation allowances were recorded to reduce deferred tax assets to an amount that will, more likely than not, be realized in the future. The total tax benefit of carryforwards at year-end 2018 and 2017 were $270 million and $239 million, respectively, with related valuation allowances at year-end 2018 and 2017 of $166 million and $153 million, respectively. Of the total carryforwards at year-end 2018, substantially all will expire after 2022.

The following table provides an analysis of the Company’s deferred tax assets and liabilities as of year-end 2018 and 2017. Deferred tax liabilities increased in 2018 due primarily to the additional investment and consolidation of Multipro resulting in a deferred tax liability of $253 million.

	Deferred tax assets		Deferred tax liabilities
(millions)	2018	2017	2018	2017
U.S. state income taxes	$—	$—	$19	$48
Advertising and promotion-related	11	22	—	—
Wages and payroll taxes	20	26	—	—
Inventory valuation	14	20	—	—
Employee benefits	132	154	—	—
Operating loss, credit and other carryforwards	270	239	—	—
Hedging transactions	10	42	—	—
Depreciation and asset disposals	—	—	220	208
Trademarks and other intangibles	—	—	613	332
Deferred compensation	20	25	—	—
Stock options	31	33	—	—
Other	26	71	—	—
	534	632	852	588
Less valuation allowance	(166)	(153)	—	—
Total deferred taxes	$368	$479	$852	$588
Net deferred tax asset (liability)	$(484)	$(109)
Classified in balance sheet as:
Other assets	$246	$246
Other liabilities	(730)	(355)
Net deferred tax asset (liability)	$(484)	$(109)
The change in valuation allowance reducing deferred tax assets was:

(millions)	2018	2017	2016
Balance at beginning of year	$153	$131	$63
Additions charged to income tax expense (a)	29	35	70
Reductions credited to income tax expense	(1)	(28)	(4)
Currency translation adjustments	(15)	15	2
Balance at end of year	$166	$153	$131
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

Uncertain tax positions
The Company is subject to federal income taxes in the U.S. as well as various state, local, and foreign jurisdictions. The Company’s 2018 provision for U.S. federal income taxes represents approximately 65% of the Company’s consolidated income tax provision. The Company was chosen to participate in the Internal Revenue Service (IRS) Compliance Assurance Program (CAP) beginning with the 2008 tax year. As a result, with limited exceptions, the Company is no longer subject to U.S. federal examinations by the IRS for years prior to 2018. The Company is under examination for income and non-income tax filings in various state and foreign jurisdictions.
As of December 29, 2018, the Company has classified $12 million of unrecognized tax benefits as a current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months is comprised of the current liability balance expected to be settled within one year, offset by approximately $4 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals, or other material deviation in this estimate.

Following is a reconciliation of the Company’s total gross unrecognized tax benefits as of the years ended December 29, 2018, December 30, 2017 and December 31, 2016. For the 2018 year, approximately $86 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

(millions)	2018	2017	2016
Balance at beginning of year	$60	$63	$73
Tax positions related to current year:
Additions (a)	51	6	6
Tax positions related to prior years:
Additions	4	5	1
Reductions	(13)	(8)	(14)
Settlements	(4)	(4)	1
Lapses in statutes of limitation	(1)	(2)	(4)
Balance at end of year	$97	$60	$63
(a) During the fourth quarter of 2018, the Company recorded, as part of its final estimate under SAB 118, $47 million of tax reserves related to uncertainty in our interpretation of the statute and associated regulations.
For the year ended December 29, 2018, the Company paid tax-related interest totaling $2 million and recognized $3 million of tax-related interest increasing the accrual balance to $22 million at year end. For the year ended December 30, 2017, the Company recognized $2 million of tax-related interest resulting in an accrual balance of $21 million at year-end. For the year ended December 31, 2016, the Company recognized $2 million of tax-related interest resulting in an accrual balance of $19 million at year-end.
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
Total notional amounts of the Company’s derivative instruments as of December 29, 2018 and December 30, 2017 were as follows:

(millions)	2018	2017
Foreign currency exchange contracts	$1,863	$2,172
Cross-currency contracts	1,197	—
Interest rate contracts	1,608	2,250
Commodity contracts	417	544
Total	$5,085	$4,966
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at December 29, 2018 and December 30, 2017, measured on a recurring basis.
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

The Company’s calculation of the fair value of interest rate swaps is derived from a discounted cash flow analysis based on the terms of the contract and the interest rate curve. Over-the-counter commodity derivatives are valued using an income approach based on the commodity index prices less the contract rate multiplied by the notional amount. Foreign currency contracts are valued using an income approach based on forward rates less the contract rate multiplied by the notional amount. Cross-currency contracts are valued based on changes in the spot rate at the time of valuation compared to the spot rate at the time of execution, as well as the change in the interest differential between the two currencies. The Company’s calculation of the fair value of level 2 financial assets and liabilities takes into consideration the risk of nonperformance, including counterparty credit risk.
Level 3 — Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of December 29, 2018 or December 30, 2017.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of December 29, 2018 and December 30, 2017:
Derivatives designated as hedging instruments

	2018			2017
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross currency contracts:
Other Assets	$—	$79	$79	$—	$—	$—
Interest rate contracts (a):
Other assets	—	17	17	—	—	—
Total assets	$—	$96	$96	$—	$—	$—
Liabilities:
Interest rate contracts:
Other liabilities (a)	—	(22)	(22)	—	(54)	(54)
Total liabilities	$—	$(22)	$(22)	$—	$(54)	$(54)

(a)	The fair value of the related hedged portion of the Company’s long-term debt, a level 2 liability, was $1.6 billion and $2.3 billion as of December 29, 2018 and December 30, 2017, respectively.
Derivatives not designated as hedging instruments

	2018			2017
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$3	$3	$—	$10	$10
Commodity contracts:
Other current assets	3	—	3	6	—	6
Total assets	$3	$3	$6	$6	$10	$16
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	(4)	$(4)	$—	$(14)	$(14)
Commodity contracts:
Other current liabilities	(9)	—	(9)	(7)	—	(7)
Total liabilities	$(9)	$(4)	$(13)	$(7)	$(14)	$(21)
The Company has designated a portion of its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries foreign currency denominated net assets. The carrying value of this debt was $2.6 billion and $2.7 billion as of December 29, 2018 and December 30, 2017, respectively.

The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of December 29, 2018 and December 30, 2017.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Interest rate contracts	Current maturities of long-term debt	$503	$402	$3	$2
Interest rate contracts	Long-term debt	$3,354	$3,481	$(18)	$(22)

(a)
The current maturities of hedged long-term debt includes $3 million and $2 million of hedging adjustment on discontinued hedging relationships as of December 29, 2018 and December 30, 2017. The hedged long-term debt includes $(12) million and $32 million of hedging adjustment on discontinued hedging relationships as of December 29, 2018 and December 30, 2017, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of December 29, 2018 and December 30, 2017 would be adjusted as detailed in the following table:

As of December 29, 2018
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$102	$(27)	$(2)	$73
Total liability derivatives	$(35)	$27	$—	$(8)

As of December 30, 2017
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$16	$(15)	$—	$1
Total liability derivatives	$(75)	$15	$37	$(23)

The effect of derivative instruments on the Consolidated Statement of Income for the years ended December 29, 2018 and December 30, 2017 were as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	2018	2017	2018	2017
Foreign currency denominated long-term debt	$129	$(316)	$—	$—
Cross-currency contracts	79	—	16	—	Interest expense
Total	$208	$(316)	$16	$—

Derivatives not designated as hedging instruments
(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		2018	2017
Foreign currency exchange contracts	COGS	$19	$(8)
Foreign currency exchange contracts	SGA	1	(1)
Foreign currency exchange contracts	OIE	—	(10)
Commodity contracts	COGS	(23)	(18)
Commodity contracts	SGA	—	(15)
Total		$(3)	$(52)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended December 29, 2018 and December 30, 2017:

	December 29, 2018	December 30, 2017
(millions)	Interest Expense	COGS	Interest Expense	Other Income / (Expense)
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$287	$8,155	$256	$526
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(5)	—	22	—
Derivatives designated as hedging instruments	9	—	(4)	(1)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(8)	—	(10)	—
Foreign exchange contracts:
Amount of gain (loss) reclassified from AOCI into income	—	1	—	—

 During the next 12 months, the Company expects $7 million of net deferred losses reported in accumulated other comprehensive income (AOCI) at December 29, 2018 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating falls below BB+ (S&P), or

Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on December 29, 2018 was $3 million. If the credit-risk-related contingent features were triggered as of December 29, 2018, the Company would be required to post additional collateral of $3 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting requirements as of December 29, 2018 triggered by credit-risk-related contingent features.
Other fair value measurements
Fair Value Measurements on a Nonrecurring Basis
As part of Project K, the Company has consolidated the usage of and has disposed certain long-lived assets, including manufacturing facilities and Corporate owned assets over the term of the program. See Note 5 for more information regarding Project K.

During the year-to-date period ended December 29, 2018, long-lived assets of $19 million related to a manufacturing facility in the Company's North America Other reportable segment, were written down to an estimated fair value of $5 million due to Project K activities. The Company's calculation of the fair value of these long-lived assets is based on level 3 inputs, including market comparables, market trends and the condition of the assets.
During 2017, there were no long-lived asset impairments related to Project K.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $8.2 billion as of December 29, 2018.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. If these counterparties fail to perform according to the terms of derivative contracts, this could result in a loss to the Company. As of December 29, 2018, there were no counterparties that represented a significant concentration of credit risk to the Company.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of December 29, 2018, the Company had no collateral posting requirements related to reciprocal collateralization agreements and collected approximately $20 million of collateral related to reciprocal collaterization agreements which is reflected as an increase in other liabilities. As of December 29, 2018, the Company posted $18 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 20% of consolidated trade receivables at December 29, 2018.
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

The Company has established accruals for certain matters where losses are deemed probable and reasonably estimable. There are other claims and legal proceedings pending against the Company for which accruals have not been established. It is reasonably possible that some of these matters could result in an unfavorable judgment against the Company and could require payment of claims in amounts that cannot be estimated at December 29, 2018. Based upon current information, management does not expect any of the claims or legal proceedings pending against the Company to have a material impact on the Company’s consolidated financial statements.

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
NOTE 17
QUARTERLY FINANCIAL DATA (unaudited)

	Net sales		Gross profit
(millions)	2018	2017	2018	2017
First	$3,401	$3,248	$1,252	$1,160
Second	3,360	3,175	1,209	1,225
Third	3,469	3,246	1,176	1,172
Fourth	3,317	3,185	1,089	1,142
	$13,547	$12,854	$4,726	$4,699

	Net income (loss) attributable to Kellogg Company		Per share amounts
(millions)	2018	2017	2018		2017
			Basic	Diluted	Basic	Diluted
First	$444	$266	$1.28	$1.27	$0.76	$0.75
Second	596	283	1.72	1.71	0.81	0.80
Third	380	288	1.10	1.09	0.83	0.83
Fourth (a)	(84)	417	(0.24)	(0.24)	1.21	1.20
	$1,336	$1,254

(a)	The significant decrease in the fourth quarter 2018 net income is primarily due to a mark-to-market adjustment recognized on pension assets.
The principal market for trading Kellogg shares (Ticker symbol: K) is the New York Stock Exchange (NYSE). At December 29, 2018 there were 30,802 shareholders of record.
Dividends paid per share during the last two years were:

Quarter	2018	2017
First	$0.54	$0.52
Second	0.54	0.52
Third	0.56	0.54
Fourth	0.56	0.54
	$2.20	$2.12
During 2018, the Company recorded the following in operating profit and other income (expense):

	2018
(millions)	First	Second	Third	Fourth	Full Year
Operating profit
Restructuring and cost reduction charges	$(20)	$(5)	$(64)	$(84)	$(173)
Gains / (losses) on mark-to-market adjustments	30	3	(11)	(15)	7

Other income (expense)
Restructuring and cost reduction charges	$—	$—	$30	$—	$30
Gains / (losses) on mark-to-market adjustments	9	2	36	(397)	$(350)

During 2017, the Company recorded the following in operating profit and other income (expense):

	2017
(millions)	First	Second	Third	Fourth	Full Year
Operating profit
Restructuring and cost reduction charges	$(138)	$(98)	$(136)	$(39)	$(411)
Gains / (losses) on mark-to-market adjustments	(47)	5	(21)	(18)	(81)

Other income (expense)
Restructuring and cost reduction charges	$(4)	$3	$134	$15	$148
Gains / (losses) on mark-to-market adjustments	26	1	(82)	181	$126

NOTE 18
REPORTABLE SEGMENTS
Kellogg Company is the world’s leading producer of cereal, second largest producer of crackers and cookies and a leading producer of savory snacks and frozen foods. Additional product offerings include toaster pastries, cereal bars, fruit-flavored snacks, veggie foods, and noodles. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States and United Kingdom.
For the periods presented, the Company has the following reportable segments: U.S. Snacks; U.S. Morning Foods; U.S. Specialty Channels; North America Other; Europe; Latin America; and Asia Pacific. The Company manages its operations through ten operating segments that are based on product category or geographic location. These operating segments are evaluated for similarity with regards to economic characteristics, products, production processes, types or classes of customers, distribution methods and regulatory environments to determine if they can be aggregated into reportable segments. The reportable segments are discussed in greater detail below.
U.S. Snacks includes crackers, cookies, cereal bars, savory snacks and fruit-flavored snacks.
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
North America Other includes the U.S. Frozen, Kashi, Canada, and RX operating segments.  As these operating segments are not considered economically similar enough to aggregate with other operating segments and are immaterial for separate disclosure, they have been grouped together as a single reportable segment.
The three remaining reportable segments are based on geographic location — Europe which consists principally of European countries, the Middle East and Northern Africa; Latin America which consists of Central and South America and includes Mexico; and Asia Pacific which consists of Sub-Saharan Africa, Australia and other Asian and Pacific markets.
In November 2018, the Company announced plans to reorganize Kellogg North America effective at the beginning of fiscal 2019. As a result of these changes, the Company has re-evaluated its North American operating segments and determined that effective at the beginning of fiscal 2019, the Company will have the following reportable segments: North America, Europe, Latin America, and Asia Middle East and Africa (AMEA).
Additionally, the Company announced the transfer of the Middle East, Northern Africa, and Turkey businesses out of the Europe reportable segment and into Asia Pacific. The Asia Pacific reportable segment will be renamed Kellogg AMEA, at the beginning of fiscal 2019.

Also in November 2018, the Company announced that it will begin to explore the potential sale of the cookie, fruit snacks, pie crusts, and ice cream cone businesses.  These businesses are primarily reported as part of the U.S. Snacks, U.S. Specialty Channels and North America Other reportable segments and represent approximately $900 million in net sales for the year ended December 29, 2018.  At December 29, 2018, these businesses were not classified as held for sale based upon the status of the process and board authorization.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

(millions)	2018	2017	2016
Net sales
U.S. Snacks	$2,957	$3,110	$3,197
U.S. Morning Foods	2,643	2,709	2,917
U.S. Specialty Channels	1,235	1,242	1,207
North America Other	1,853	1,612	1,593
Europe	2,395	2,291	2,383
Latin America	947	944	772
Asia Pacific	1,517	946	896
Consolidated	$13,547	$12,854	$12,965
Operating profit
U.S. Snacks	$446	$138	$325
U.S. Morning Foods	478	567	597
U.S. Specialty Channels	251	312	279
North America Other	222	229	181
Europe	297	276	208
Latin America	102	108	84
Asia Pacific	128	84	69
Total Reportable Segments	1,924	1,714	1,743
Corporate	(218)	(327)	(260)
Consolidated	$1,706	$1,387	$1,483
Depreciation and amortization (a)
U.S. Snacks	$138	$146	$159
U.S. Morning Foods	127	120	122
U.S. Specialty Channels	12	13	11
North America Other	64	51	56
Europe	80	80	114
Latin America	37	37	22
Asia Pacific	55	33	30
Total Reportable Segments	513	480	514
Corporate	3	1	3
Consolidated	$516	$481	$517

(a)	Includes asset impairment charges as discussed in Note 14.

Certain items such as interest expense and income taxes, while not included in the measure of reportable segment operating results, are regularly reviewed by Management for the Company’s internationally-based reportable segments as shown below.

(millions)	2018	2017	2016
Interest expense
North America	$1	$3	$5
Europe	10	16	8
Latin America	3	2	4
Asia Pacific	5	2	2
Corporate	268	233	387
Consolidated	$287	$256	$406
Income taxes
Europe	$22	$(39)	$(16)
Latin America	30	33	30
Asia Pacific	24	12	14
Corporate & North America	105	404	207
Consolidated	$181	$410	$235

Management reviews balance sheet information, including total assets, based on geography. For all North American-based operating segments, balance sheet information is reviewed by Management in total and not on an individual operating segment basis.

(millions)	2018	2017	2016
Additions to long-lived assets
North America	$336	$329	$318
Europe	90	106	125
Latin America	76	32	24
Asia Pacific	73	30	36
Corporate	3	4	4
Consolidated	$578	$501	$507

(millions)	2018	2017
Total assets
North America	$10,777	$10,867
Europe	4,870	4,057
Latin America	1,060	1,094
Asia Pacific	2,812	1,226
Corporate	649	1,426
Elimination entries	(2,388)	(2,319)
Consolidated	$17,780	$16,351
The Company’s largest customer, Wal-Mart Stores, Inc. and its affiliates, accounted for approximately 19% of consolidated net sales during 2018, 20% in 2017, and 20% in 2016, comprised principally of sales within the United States.
Supplemental geographic information is provided below for net sales to external customers and long-lived assets:

(millions)	2018	2017	2016
Net sales
United States	$8,176	$8,160	$8,413
All other countries	5,371	4,694	4,552
Consolidated	$13,547	$12,854	$12,965
Long-lived assets
United States	$2,197	$2,195	$2,208
All other countries	1,534	1,521	1,361
Consolidated	$3,731	$3,716	$3,569
Supplemental product information is provided below for net sales to external customers:

(millions)	2018	2017	2016
Snacks	$6,797	$6,683	$6,655
Cereal	5,208	5,222	5,402
Frozen and other	1,542	949	908
Consolidated	$13,547	$12,854	$12,965

NOTE 19
SUPPLEMENTAL FINANCIAL STATEMENT DATA

Consolidated Statement of Income (millions)	2018	2017	2016
Research and development expense	$154	$148	$182
Advertising expense	$752	$732	$736

Consolidated Balance Sheet (millions)	2018	2017
Trade receivables	$1,163	$1,250
Allowance for doubtful accounts	(10)	(10)
Refundable income taxes	28	23
Other receivables	194	126
Accounts receivable, net	$1,375	$1,389
Raw materials and supplies	$339	$333
Finished goods and materials in process	991	884
Inventories	$1,330	$1,217
Land	$120	$111
Buildings	2,061	2,200
Machinery and equipment	5,971	6,018
Capitalized software	438	403
Construction in progress	583	634
Accumulated depreciation	(5,442)	(5,650)
Property, net	$3,731	$3,716
Other intangibles	$3,448	$2,706
Accumulated amortization	(87)	(67)
Other intangibles, net	$3,361	$2,639
Pension	$228	$252
Deferred income taxes	246	246
Other	594	529
Other assets	$1,068	$1,027
Accrued income taxes	$48	$30
Accrued salaries and wages	309	311
Accrued advertising and promotion	557	582
Other	502	551
Other current liabilities	$1,416	$1,474
Income taxes payable	$115	$192
Nonpension postretirement benefits	34	40
Other	355	373
Other liabilities	$504	$605

Allowance for doubtful accounts (millions)	2018	2017	2016
Balance at beginning of year	$10	$8	$8
Additions charged to expense	4	14	9
Doubtful accounts charged to reserve	(4)	(12)	(9)
Balance at end of year	$10	$10	$8

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

SEC staff guidance discusses the exclusion of an acquired entity from management's assessment of internal control over financial reporting. Management excluded from its assessment the internal control over financial reporting of its 51% investment in Multipro Singapore Pte Ltd, which became a consolidated subsidiary in May of 2018. Multipro accounted for approximately 1% of consolidated total assets and 4% of consolidated net sales as of and for the year ended December 29, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on our evaluation under the framework in Internal Control — Integrated Framework (2013), management concluded that our internal control over financial reporting was effective as of December 29, 2018. The effectiveness of our internal control over financial reporting as of December 29, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which follows.

/s/ Steven A. Cahillane
Steven A. Cahillane
Chairman and Chief Executive Officer

/s/ Fareed Khan
Fareed Khan
Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Kellogg Company

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, of Kellogg Company and its subsidiaries (the “Company”) as listed in the index appearing under Item 15(a)(1), (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2018 and December 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Multipro Singapore Pte Ltd from its assessment of internal control over financial reporting as of December 29, 2018 because it became a consolidated subsidiary in May of 2018. We have also excluded Multipro Singapore Pte Ltd from our audit of internal control over financial reporting. Multipro Singapore Pte Ltd is a majority owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 29, 2018.

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

/s/PricewaterhouseCoopers LLP

Detroit, Michigan
February 25, 2019

We have served as the Company’s auditor since at least 1937. We have not been able to determine the specific year we began serving as auditor of the Company.

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

As of December 29, 2018, management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. SEC staff guidance discusses the exclusion of an acquired entity from management's assessment of internal control over financial reporting and disclosure controls and procedures. Management excluded from its assessment those disclosure controls and procedures of Multipro, which was consolidated in May 2018, upon acquiring an additional 1% ownership interest, that are subsumed by internal control over financial reporting. Multipro is a 51% owned and accounted for approximately 1% of consolidated total assets and 4% of consolidated net sales as of and for the year ended December 29, 2018. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Internal Control over Financial Reporting.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have included a report of management’s assessment of the design and effectiveness of our internal control over financial reporting as part of this Annual Report on Form 10-K. The independent registered public accounting firm of PricewaterhouseCoopers LLP also audited, and reported on, the effectiveness of our internal control over financial reporting. Management’s report and the independent registered public accounting firm’s audit report are included in our 2018 financial statements in Item 8 of this Report under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.

(c) Changes in Internal Control over Financial Reporting.
There were no changes during the quarter ended December 29, 2018, that materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors — Refer to the information in our Proxy Statement to be filed with the Securities and Exchange Commission for the Annual Meeting of Shareowners to be held on April 26, 2019 (the “Proxy Statement”), under the caption “Proposal 1 — Election of Directors,” which information is incorporated herein by reference.
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

ITEM 11. EXECUTIVE COMPENSATION
Refer to the information under the captions “2018 Director Compensation and Benefits,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Retirement and Non-Qualified Defined Contribution and Deferred Compensation Plans,” and “Potential Post-Employment Payments” of the Proxy Statement, which is incorporated herein by reference. See also the information under the caption “Compensation and Talent Management Committee Report” of the Proxy Statement, which information is incorporated herein by reference; however, such information is only “furnished” hereunder and not deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Refer to the information under the captions “Security Ownership — Five Percent Holders”, “Security Ownership — Officer and Director Stock Ownership” of the Proxy Statement, which information is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

(millions, except per share data)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights as of December 29, 2018 (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights as of December 29, 2018 ($)(b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) as of December 29, 2018 (c)(1)
Equity compensation plans approved by security holders	15.4	(2)	66	20.2	(3)
Equity compensation plans not approved by security holders	—		NA	0.3
Total	15.4		66	20.5

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

(2)	Includes 13.7 million stock options and 1.7 million restricted share units.
(3)
The total number of shares available remaining for issuance as of December 29, 2018 for each Equity Compensation Plan approved by shareowners are as follows:
- The 2017 Long-Term Incentive Plan - 19.8 million;
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
Under the Kellogg Share Incentive Plan, eligible U.K. employees may contribute up to 1,500 Pounds Sterling annually to the plan through payroll deductions. The trustees of the plan use those contributions to buy shares of our common stock at fair market value on the open market, with Kellogg matching those contributions on a 1:1 basis. Shares must be withdrawn from the plan when employees cease employment. Under current law, eligible employees generally receive certain income and other tax benefits if those shares are held in the plan for a specified number of years. A similar plan is also available to employees in the Republic of Ireland. As these plans are open market plans with no set overall maximum, no amounts for these plans are included in the above table. However, approximately 63,000 shares were purchased by eligible employees under the Kellogg Share Incentive Plan, the plan for the Republic of Ireland and other similar predecessor plans during 2018, with approximately an additional 63,000 shares being provided as matched shares.
The Deferred Compensation Plan for Non-Employee Directors was amended and restated during 2013. Under the Deferred Compensation Plan for Non-Employee Directors, non-employee Directors may elect to defer all or part of their compensation (other than expense reimbursement) into units which are credited to their accounts. The units have a value equal to the fair market value of a share of our common stock on the appropriate date, with dividend equivalents being earned on the whole units in non-employee Directors’ accounts. Units must be paid in shares of our common stock, either in a lump sum or in up to ten annual installments, with the installments to begin as soon as practicable after the non-employee Director’s service as a Director terminates. No more than 300,000 shares are authorized for use under this plan, of which approximately 24,000 had been issued as of December 29, 2018.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Consolidated Financial Statements and related Notes, together with Management’s Report on Internal Control over Financial Reporting, and the Report thereon of PricewaterhouseCoopers LLP dated February 25, 2019, are included herein in Part II, Item 8.
(a) 1. Consolidated Financial Statements

Consolidated Statement of Income for the years ended December 29, 2018, December 30, 2017 and December 31, 2016.
Consolidated Statement of Comprehensive Income for the years ended December 29, 2018, December 30, 2017 and December 31, 2016.
Consolidated Balance Sheet at December 29, 2018 and December 30, 2017.
Consolidated Statement of Equity for the years ended December 29, 2018, December 30, 2017 and December 31, 2016.
Consolidated Statement of Cash Flows for the years ended December 29, 2018, December 30, 2017 and December 31, 2016.
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
4.08
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
IBRF
4.14
Officers’ Certificate of Kellogg Company (with form of 3.250% Senior Notes due 20201 and form of 4.300% Senior Notes due 2028), incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated May 15, 2018, Commission file number 1-4171.

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
IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.04	Agreement between us and other executives, incorporated by reference to Exhibit 10.05 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, Commission file number 1-4171.*	IBRF
10.05
Kellogg Company 2002 Employee Stock Purchase Plan, as amended and restated as of January 1, 2008, incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*
IBRF
10.06
Kellogg Company 1993 Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007, Commission file number 1-4171.*
IBRF
10.07
Kellogg Company 2003 Long-Term Incentive Plan, as amended and restated as of December 8, 2006, incorporated by reference to Exhibit 10. to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006, Commission file number 1-4171.*
IBRF
10.08	Kellogg Company Severance Plan, incorporated by reference to Exhibit 10.25 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2002, Commission file number 1-4171.*	IBRF
10.09
First Amendment to the Key Executive Benefits Plan, incorporated by reference to Exhibit 10.39 of our Annual Report in Form 10-K for our fiscal year ended January 1, 2005, Commission file number 1-4171.*
IBRF
10.10	Executive Survivor Income Plan, incorporated by reference to Exhibit 10.42 of our Annual Report in Form 10-K for our fiscal year ended December 31, 2005, Commission file number 1-4171.*	IBRF
10.11
Form of Amendment to Form of Agreement between us and certain executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2008, Commission file number 1-4171.*
IBRF
10.12	Kellogg Company 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158824.*	IBRF
10.13	Kellogg Company 2009 Non-Employee Director Stock Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8 dated April 27, 2009, Commission file number 333-158826.*	IBRF
10.14
Form of Option Terms and Conditions under 2009 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 25, 2011, Commission file number 1-4171.
IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.15
Letter Agreement between us and Gary Pilnick, dated May 20, 2008, incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the fiscal year ended January 1, 2011, commission file number 1-4171.*
IBRF
10.16	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 23, 2012, Commission file number 1-4171.*	IBRF
10.17	Kellogg Company 2013 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-188222.*	IBRF
10.18	Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.3 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.19	Amendment Number 1. to the Kellogg Company Pringles Savings and Investment Plan, incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8, file number 333-189638.*	IBRF
10.20
Kellogg Company Deferred Compensation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*
IBRF
10.21	Kellogg Company Executive Compensation Deferral Plan, incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K dated February 24, 2014, Commission file number 1-4171.*	IBRF
10.22	Kellogg Company Change of Control Severance Policy for Key Executives, incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 11, 2014.*	IBRF
10.23	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2015, Commission file number 1-4171.*	IBRF
10.24	2016-2018 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*	IBRF
10.25	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 23, 2016, Commission file number 1-4171.*	IBRF
10.26	2017-2019 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 24, 2017, Commission file number 1-4171.*	IBRF
10.27	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 24, 2017, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.28	Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to our Registration Statement on Form S-8, file number 333-217769.*	IBRF
10.29	Letter agreement with Steve Cahillane, dated September 22, 2017, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated September 28, 2017, Commission file number 1-4171.*	IBRF
10.30	Letter agreement with John Bryant, dated September 22, 2017, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated September 28, 2017, Commission file number 1-4171.*	IBRF
10.31
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
IBRF
10.32	Letter Agreement with Paul Norman, dated February 16, 2018, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 16, 2018, Commission file number 1-4171.*	IBRF
10.33	2018-2020 Executive Performance Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated February 22, 2018, Commission file number 1-4171.*	IBRF
10.34	Form of Restricted Stock Unit Terms and Conditions, incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K dated February 22, 2018, Commission File number 1-4171.*	IBRF
10.35	Form of Option Terms and Conditions, incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K dated February 22, 2018, Commission file number 4-4171.*	IBRF
10.36	Amendment to the Kellogg Company 2017 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K dated June 11, 2018, Commission file number 1-4171.*	IBRF

Exhibit No.	Description	Electronic(E), Paper(P) or Incorp. By Ref.(IBRF)
10.37
364-Day Credit Agreement dated as of January 29, 2019 with JPMorgan Chase Bank, N.A., as Administrative Agent, Barclays Bank PLC, as Syndication Agent, and JPMorgan Chase Bank, N.A. Barclays Bank PLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Coöperatieve Rabobank U.A., New York Branch, Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners and the lenders named therein, incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K dated February 4, 2019, Commission file number 1-4171.
IBRF
21.01	Domestic and Foreign Subsidiaries of Kellogg.	E
23.01	Consent of Independent Registered Public Accounting Firm.	E
24.01	Powers of Attorney authorizing Gary H. Pilnick to execute our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, on behalf of the Board of Directors, and each of them.	E
31.1	Rule 13a-14(a)/15d-14(a) Certification by Steven A. Cahillane.	E
31.2	Rule 13a-14(a)/15d-14(a) Certification by Fareed Khan.	E
32.1	Section 1350 Certification by Steven A. Cahillane.	E
32.2	Section 1350 Certification by Fareed Khan.	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E

*	A management contract or compensatory plan required to be filed with this Report.
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
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, this 25th day of February, 2019.

KELLOGG COMPANY

By:	/s/ Steven A. Cahillane
Steven A. Cahillane
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Steven A. Cahillane Steven A. Cahillane	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2019

/s/ Fareed A. Khan Fareed A. Khan	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2019

/s/ Kurt Forche Kurt Forche	Vice President and Corporate Controller (Principal Accounting Officer)	February 25, 2019

* Stephanie A. Burns	Director	February 25, 2019

* Carter A. Cast	Director	February 25, 2019

* Richard W. Dreiling	Director	February 25, 2019

* Zachary Gund	Director	February 25, 2019

* James M. Jenness	Director	February 25, 2019

* Donald R. Knauss	Director	February 25, 2019

* Mary Laschinger	Director	February 25, 2019

* Cynthia H. Milligan	Director	February 25, 2019

* La June Montgomery Tabron	Director	February 25, 2019

* Carolyn M. Tastad	Director	February 25, 2019

* By:	/s/ Gary H. Pilnick Gary H. Pilnick	Attorney-in-fact	February 25, 2019