Form 10-Q
period 2019-03-30
KELLOGG CO
filed 2019-05-03
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
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
Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.25 par value per share	K	New York Stock Exchange
1.750% Senior Notes due 2021	K 21	New York Stock Exchange
0.800% Senior Notes due 2022	K 22A	New York Stock Exchange
1.000% Senior Notes due 2024	K 24	New York Stock Exchange
1.250% Senior Notes due 2025	K 25	New York Stock Exchange
Common Stock outstanding as of April 27, 2019 — 340,496,962 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	March 30, 2019 (unaudited)	December 29, 2018
Current assets
Cash and cash equivalents	$272	$321
Accounts receivable, net	1,633	1,375
Inventories	1,319	1,330
Other current assets	149	131
Total current assets	3,373	3,157
Property, net	3,733	3,731
Operating lease right-of-use assets	438	—
Goodwill	6,054	6,050
Other intangibles, net	3,349	3,361
Investments in unconsolidated entities	410	413
Other assets	1,108	1,068
Total assets	$18,465	$17,780
Current liabilities
Current maturities of long-term debt	$509	$510
Notes payable	605	176
Accounts payable	2,370	2,427
Current operating lease liabilities	108	—
Other current liabilities	1,386	1,416
Total current liabilities	4,978	4,529
Long-term debt	8,183	8,207
Operating lease liabilities	339	—
Deferred income taxes	755	730
Pension liability	630	651
Other liabilities	483	504
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	877	895
Retained earnings	7,762	7,652
Treasury stock, at cost	(4,744)	(4,551)
Accumulated other comprehensive income (loss)	(1,467)	(1,500)
Total Kellogg Company equity	2,533	2,601
Noncontrolling interests	564	558
Total equity	3,097	3,159
Total liabilities and equity	$18,465	$17,780
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended
(Results are unaudited)	March 30, 2019	March 31, 2018
Net sales	$3,522	$3,401
Cost of goods sold	2,415	2,149
Selling, general and administrative expense	726	742
Operating profit	381	510
Interest expense	74	69
Other income (expense), net	52	70
Income before income taxes	359	511
Income taxes	72	67
Earnings (loss) from unconsolidated entities	(2)	—
Net income	285	444
Net income attributable to noncontrolling interests	3	—
Net income attributable to Kellogg Company	$282	$444
Per share amounts:
Basic earnings	$0.82	$1.28
Diluted earnings	$0.82	$1.27
Average shares outstanding:
Basic	342	346
Diluted	343	348
Actual shares outstanding at period end	340	347
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended March 30, 2019
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$285
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$66	$(10)	56
Cash flow hedges:
Reclassification to net income	1	—	1
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)
Unrealized gain (loss) on available-for-sale securities	2	—	2
Other comprehensive income (loss)	$68	$(10)	$58
Comprehensive income			$343
Net Income (loss) attributable to noncontrolling interests			3
Other comprehensive income (loss) attributable to noncontrolling interests			3
Comprehensive income attributable to Kellogg Company			$337

	Quarter ended March 31, 2018
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$444
Other comprehensive income (loss):
Foreign currency translation adjustments	$30	$19	49
Cash flow hedges:
Reclassification to net income	2	—	2
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)
Other comprehensive income (loss)	$31	$19	$50
Comprehensive income			$494
Net Income (loss) attributable to noncontrolling interests			—
Other comprehensive income (loss) attributable to noncontrolling interests			—
Comprehensive income attributable to Kellogg Company			$494
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Quarter ended March 30, 2019
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 29, 2018	421	$105	$895	$7,652	77	$(4,551)	$(1,500)	$2,601	$558	$3,159
Common stock repurchases					4	(220)		(220)		(220)
Net income				282				282	3	285
Dividends declared ($0.56 per share)				(192)				(192)		(192)
Other comprehensive income							55	55	3	58
Reclassification of tax effects relating to U.S. tax reform				22			(22)	—		—
Stock compensation			13					13		13
Stock options exercised and other			(31)	(2)	(1)	27		(6)		(6)
Balance, March 30, 2019	421	$105	$877	$7,762	80	$(4,744)	$(1,467)	$2,533	$564	$3,097

	Quarter ended March 31, 2018
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 30, 2017	421	$105	$878	$7,069	75	$(4,417)	$(1,457)	$2,178	$16	$2,194
Net income				444				444		444
Dividends declared ($0.54 per share)				(187)				(187)		(187)
Other comprehensive income							50	50		50
Stock compensation			16					16		16
Stock options exercised and other			(42)	8	(1)	71		37		37
Balance, March 31, 2018	421	$105	$852	$7,334	74	$(4,346)	$(1,407)	$2,538	$16	$2,554
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Quarter ended
(unaudited)	March 30, 2019	March 31, 2018
Operating activities
Net income	$285	$444
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	124	122
Postretirement benefit plan expense (benefit)	(38)	(47)
Deferred income taxes	7	(1)
Stock compensation	13	16
Other	(8)	(30)
Postretirement benefit plan contributions	(5)	(19)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(229)	(175)
Inventories	12	13
Accounts payable	(16)	(4)
All other current assets and liabilities	(75)	(91)
Net cash provided by (used in) operating activities	70	228
Investing activities
Additions to properties	(148)	(132)
Purchases of available for sale securities	(7)	—
Sales of available for sale securities	7	—
Other	(15)	1
Net cash provided by (used in) investing activities	(163)	(131)
Financing activities
Net issuances (reductions) of notes payable	429	99
Net issuances of common stock	7	50
Common stock repurchases	(220)	—
Cash dividends	(192)	(187)
Net cash provided by (used in) financing activities	24	(38)
Effect of exchange rate changes on cash and cash equivalents	20	30
Increase (decrease) in cash and cash equivalents	(49)	89
Cash and cash equivalents at beginning of period	321	281
Cash and cash equivalents at end of period	$272	$370

Supplemental cash flow disclosures
Interest paid	$8	$14
Income taxes paid	$79	$31

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$122	$92
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended March 30, 2019 (unaudited)
Note 1 Accounting policies

Basis of presentation
The unaudited interim financial information of Kellogg Company (the Company) included in this report reflects all adjustments, all of which are of a normal and recurring nature, that management believes are necessary for a fair statement of the results of operations, comprehensive income, financial position, equity and cash flows for the periods presented. This interim information should be read in conjunction with the financial statements and accompanying footnotes within the Company’s 2018 Annual Report on Form 10-K.

The condensed balance sheet information at December 29, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended March 30, 2019 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with certain third parties to provide accounts payable tracking systems which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into these agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under these arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of March 30, 2019, $849 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $593 million of those payment obligations to participating financial institutions. As of December 29, 2018, $893 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $701 million of those payment obligations to participating financial institutions.

New accounting standards adopted in the period

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. In February 2018, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) permitting a company to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income (AOCI) to retained earnings. We elected to adopt the ASU effective in the first quarter of 2019 and reclassified the disproportionate income tax effect recorded within AOCI to retained earnings. This resulted in a decrease to AOCI and an increase to retained earnings of $22 million. The adjustment primarily related to deferred taxes previously recorded for pension and other postretirement benefits, as well as hedging positions for debt and net investment hedges.

Leases. In February 2016, the FASB issued an ASU requiring the recognition of lease assets and lease liabilities by lessees for all leases with terms greater than 12 months. The distinction between finance leases and operating leases remains, with similar classification criteria as current GAAP to distinguish between capital and operating leases. The principal difference from prior guidance is that the lease assets and lease liabilities arising from operating leases will be recognized on the Consolidated Balance Sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018 and was adopted in the first quarter of 2019.

The Company adopted the ASU in the first quarter of 2019, using the optional transition method that allows for a cumulative-effect adjustment in the period of adoption with no restatement of prior periods. The Company elected the package of practical expedients permitted under the transition guidance that allows for the carry forward of historical lease classifications and consistent treatment of initial direct costs for existing leases. The Company also elected to apply the practical expedient that allows the continued historical treatment of land easements. The Company did not elect the practical expedient for the use of hindsight in evaluating the expected lease term of existing leases.

The adoption of the ASU resulted in the recording of operating lease assets and operating lease liabilities of approximately $453 million and $461 million, respectively, as of December 30, 2018. The difference between the additional lease assets and lease liabilities, represents existing deferred rent and prepaid lease balances that were reclassified on the balance sheet. The adoption of the ASU did not have a material impact to the Company’s Consolidated Statements of Income or Cash Flows.

Accounting standards to be adopted in future periods
Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15: Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and can be applied retrospectively or prospectively. Early adoption is permitted. The Company is currently assessing when to adopt the ASU and the impact of adoption.

Note 2 Sale of accounts receivable

The Company has a program in which a discrete group of customers are allowed to extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program).

The Company has two Receivable Sales Agreements (Monetization Programs) described below, which are intended to directly offset the impact the Extended Terms Program would have on the days-sales-outstanding (DSO) metric that is critical to the effective management of the Company's accounts receivable balance and overall working capital. The Monetization Programs are designed to effectively offset the impact on working capital of the Extended Terms Program. The Monetization Programs sell, on a revolving basis, certain trade accounts receivable invoices to third party financial institutions. Transfers under these agreements are accounted for as sales of receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum receivables that may be sold at any time is $1,033 million.

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of March 30, 2019 and December 29, 2018 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $944 million and $900 million remained outstanding under these arrangements as of March 30, 2019 and December 29, 2018, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $8 million and $7 million for the quarters ended March 30, 2019 and March 31, 2018, respectively. The recorded loss is included in Other income and expense.

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable balances of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $29 million and $93 million remained outstanding under these programs as of March 30, 2019 and December 29, 2018, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in Other income and expense (OIE) and is not material.

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

As a result of the Company’s incremental ownership interest in Multipro and concurrent changes to the shareholders' agreement, the Company now has a 51% controlling interest in and began consolidating Multipro. Accordingly, the acquisition was accounted for as a business combination and the assets and liabilities of Multipro were included in the March 30, 2019 and December 29, 2018 Consolidated Balance Sheet and the results of its operations have been included in the Consolidated Statement of Income subsequent to the acquisition date within the AMEA reporting segment. The Multipro investment was previously accounted for under the equity method of accounting and the Company recorded our share of equity income or loss from Multipro within Earnings (loss) from unconsolidated entities. In connection with the business combination, the Company recognized a one-time, non-cash gain in the second quarter of 2018 on the disposition of our previously held equity interest in Multipro of $245 million, which is included within Earnings (loss) from unconsolidated entities.

The Company's March 31, 2018 quarter-to-date consolidated unaudited pro forma historical net sales and net income, as if Multipro had been acquired at the beginning of 2018 are estimated as follows:

Quarter ended
(millions)	March 31, 2018
Net sales	$3,609
Net Income attributable to Kellogg Company	$444

Investment in TAF
The investment in TAF, our interest in an affiliated food manufacturer, is accounted for under the equity method of accounting with the Company’s share of equity income or loss being recognized within Earnings (loss) from unconsolidated entities. The $458 million aggregate of the consideration paid upon exercise and the historical cost value of the Put Option was compared to the estimated fair value of the Company’s ownership percentage of TAF and the Company recognized a one-time, non-cash loss in the second quarter of 2018 of $45 million within Earnings (loss) from unconsolidated entities, which represents an other than temporary excess of cost over fair value of the investment. The difference between the carrying amount of TAF and the underlying equity in net assets is primarily attributable to brand and customer list intangible assets, a portion of which is being amortized over future periods, and goodwill.

Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer relationships, distribution agreements, and indefinite-lived intangible assets, consisting of brands, are presented in the following tables:

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 29, 2018	$4,611	$346	$218	$875	$6,050
Currency translation adjustment	1	(1)	(1)	5	4
March 30, 2019	$4,612	$345	$217	$880	$6,054

Intangible assets subject to amortization

Gross carrying amount
(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 29, 2018	$74	$39	$63	$432	$608
Currency translation adjustment	—	(2)	—	2	—
March 30, 2019	$74	$37	$63	$434	$608

Accumulated Amortization
December 29, 2018	$39	$18	$12	$18	$87
Amortization	1	1	1	4	7
Currency translation adjustment	—	(1)	—	—	(1)
March 30, 2019	$40	$18	$13	$22	$93

Intangible assets subject to amortization, net
December 29, 2018	$35	$21	$51	$414	$521
Amortization	(1)	(1)	(1)	(4)	(7)
Currency translation adjustment	—	(1)	—	2	1
March 30, 2019	$34	$19	$50	$412	$515
For intangible assets in the preceding table, amortization was $7 million and $3 million for the quarters ended March 30, 2019 and March 31, 2018, respectively. The currently estimated aggregate annual amortization expense for full-year 2019 is approximately $27 million.
Intangible assets not subject to amortization

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 29, 2018	$1,985	$401	$73	$381	$2,840
Currency translation adjustment	—	(8)	(1)	3	(6)
March 30, 2019	$1,985	$393	$72	$384	$2,834

Impairment Testing
Goodwill is tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value of the asset may be impaired, including a change in reporting units or composition of reporting units as a result of a re-organization in internal reporting structures.

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

On December 30, 2018 the Company reorganized our North American business. The reorganization eliminated the legacy business unit structure and internal reporting. In addition, the Company changed the internal reporting provided to the chief operating decision maker (CODM) and segment manager. As a result, the Company reevaluated its operating segments and reporting units.

In addition, we transferred the management of our Middle East, North Africa, and Turkey businesses from Kellogg Europe to Kellogg AMEA, effective December 30, 2018.

Refer to Note 12, Reportable Segments for further details on these changes. As a result of these changes in operating segments and related reporting units, the Company re-allocated goodwill between reporting units where necessary and compared the carrying value to the fair value of each impacted reporting unit on a before and after basis. This evaluation was only required to be performed on reporting units impacted by the changes noted above.

Effective December 30, 2018 in North America, the previous U.S. Snacks, U.S. Morning Foods, U.S. Specialty Channels, U.S. Frozen Foods, Kashi, Canada and RX operating segments are now a single operating segment (Kellogg North America). At the beginning of 2019, the Company evaluated the related impacted reporting units for impairment on a before and after basis and concluded that the fair values of each reporting unit exceeded their carrying values. On a before basis, the previous Kashi reporting unit's percentage of excess of fair value over carrying value was approximately 18% using the same methodology as the 2018 annual impairment analysis, which was performed as of the beginning of the fourth quarter of 2018. The fair value of the previous Kashi reporting unit was estimated primarily based on a multiple of net sales and discounted cash flows.

Approximately $46 million of goodwill was re-allocated between the impacted reporting units within the Kellogg Europe and Kellogg AMEA related to the transfer of businesses between these operating segments. The Company performed a goodwill evaluation of the impacted reporting units on a before and after basis and concluded that the fair value of the impacted reporting units exceeded their carrying values.

Additionally, as of March 30, 2019, the Company determined that it was more likely than not that the Company would be selling its selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses within the Kellogg North America reporting unit as previously announced. As a result, the Company performed a goodwill impairment evaluation on the Kellogg North America reporting unit as of March 30, 2019 and concluded that the fair value exceeded the carrying value of the reporting unit.
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
Project K
Project K continued generating savings used to invest in key strategic areas of focus for the business or utilized to achieve our growth initiatives.

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

The Company approved all remaining Project K initiatives as of the end of 2018 and implementation of these remaining initiatives will be completed in 2019. Project charges, after-tax costs and annual savings remain in line with expectations.

The Company currently anticipates that the program will result in total pre-tax charges, once all phases are implemented, of $1.6 billion, with after-tax cash costs, including incremental capital investments, estimated to be approximately $1.2 billion. Based on current estimates and actual charges to date, the Company expects the total project charges will consist of asset-related costs of approximately $500 million which will consist primarily of asset impairments, accelerated depreciation and other exit-related costs; employee-related costs of approximately $400 million which includes severance, pension and other termination benefits; and other costs of approximately $700 million which consists primarily of charges related to the design and implementation of global business capabilities and a more efficient go-to-market model.

The Company currently expects that total pre-tax charges related to Project K will impact reportable segments as follows: North America (approximately 65%), Europe (approximately 22%), Latin America (approximately 3%), AMEA (approximately 6%), and Corporate (approximately 4%).

Since the inception of Project K, the Company has recognized charges of $1,528 million that have been attributed to the program. The charges consist of $6 million recorded as a reduction of revenue, $899 million recorded in cost of goods sold (COGS), $790 million recorded in selling, general and administrative (SG&A) expense, and $(167) million recorded in OIE.

The tables below provide the details for charges incurred during the quarters ended March 30, 2019 and March 31, 2018 and program costs to date for all programs currently active as of March 30, 2019.

	Quarter ended		Program costs to date
(millions)	March 30, 2019	March 31, 2018	March 30, 2019
Employee related costs	$(3)	$4	$594
Pension curtailment (gain) loss, net	—	—	(167)
Asset related costs	3	4	288
Asset impairment	—	—	169
Other costs	8	12	644
Total	$8	$20	$1,528

	Quarter ended		Program costs to date
(millions)	March 30, 2019	March 31, 2018	March 30, 2019
North America	$4	$10	$1,026
Europe	1	7	334
Latin America	2	2	44
AMEA	1	—	99
Corporate	—	1	25
Total	$8	$20	$1,528

During the quarter ended March 30, 2019, the Company recorded total net charges of $8 million across all restructuring and cost reduction activities. The charges were comprised of a $6 million expense recorded in COGS, a $2 million expense recorded in SG&A expense.
During the quarter ended March 31, 2018, the Company recorded total charges of $20 million across all restructuring and cost reduction activities. The charges were comprised of $13 million recorded in COGS, $7 million recorded in SG&A expense.
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

At March 30, 2019 total project reserves were $74 million, related to severance payments and other costs of which a substantial portion will be paid in 2019. The following table provides details for exit cost reserves.

	Employee Related Costs	Pension curtailment (gain) loss, net	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 29, 2018	$93	$—	$—	$1	$10	$104
2019 restructuring charges	(3)	—	—	3	8	8
Cash payments	(19)	—	—	(3)	(15)	(37)
Non-cash charges and other	—	—	—	(1)	—	(1)
Liability as of March 30, 2019	$71	$—	$—	$—	$3	$74
Note 5 Equity
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. There were 14 million anti-dilutive potential common shares excluded from the reconciliation for the quarter ended March 30, 2019. There were 6 million anti-dilutive potential common shares excluded from the reconciliation for the quarter ended March 31, 2018. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarters ended March 30, 2019 and March 31, 2018.
Share repurchases
In December 2017, the board of directors approved a new authorization to repurchase up to $1.5 billion of our common stock beginning in January 2018 through December 2019. As of March 30, 2019, $960 million remains available under the authorization.
During the quarter ended March 30, 2019, the Company repurchased approximately 4 million shares of common stock for a total of $220 million. During the quarter ended March 31, 2018, the Company did not repurchase any shares of common stock.
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

Reclassifications out of AOCI for the quarters ended March 30, 2019 and March 31, 2018, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended March 30, 2019	Quarter ended March 31, 2018
(Gains) losses on cash flow hedges:
Foreign currency exchange contracts	$—	$—	COGS
Interest rate contracts	1	2	Interest expense
	$1	$2	Total before tax
	—	—	Tax expense (benefit)
	$1	$2	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gain) loss	$(1)	$(1)	OIE
	$(1)	$(1)	Total before tax
	—	—	Tax expense (benefit)
	$(1)	$(1)	Net of tax
Total reclassifications	$—	$1	Net of tax

Accumulated other comprehensive income (loss), net of tax, as of March 30, 2019 and December 29, 2018 consisted of the following:

(millions)	March 30, 2019	December 29, 2018
Foreign currency translation adjustments	$(1,427)	$(1,467)
Cash flow hedges — unrealized net gain (loss)	(66)	(53)
Postretirement and postemployment benefits:
Net experience gain (loss)	21	23
Prior service credit (cost)	3	(3)
Available-for-sale securities unrealized net gain (loss)	2	—
Total accumulated other comprehensive income (loss)	$(1,467)	$(1,500)

Note 6 Leases

The Company leases certain warehouses, equipment, vehicles, and office space primarily through operating lease agreements. Finance lease obligations and activity are not material to the Consolidated Financial Statements. Lease obligations are primarily for real estate assets, with the remainder related to manufacturing and distribution related equipment, vehicles, information technology equipment, and rail cars. Leases with an initial term of 12 months or less are not recorded on the balance sheet.

A portion of the Company's real estate leases include future variable rental payments that include inflationary adjustment factors. The future variability of these adjustments is unknown and therefore not included in the minimum lease payments. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The leases have remaining terms which range from less than 1 year to 10 years and the majority of leases provide the Company with the option to exercise one or more renewal terms. The length of the lease term used in recording lease assets and lease liabilities is based on the contractually required lease term adjusted for any options to renew or early terminate the lease that are reasonably certain of being executed.

The Company combines lease and non-lease components together in determining the minimum lease payments for the majority of leases. The Company has elected to not combine lease and non-lease components for certain asset types in service-related agreements that include significant production related costs. The Company has closely analyzed these agreements to ensure any embedded costs related to the securing of the leased asset is properly segregated and accounted for in measuring the lease assets and liabilities.

The majority of the leases do not include a stated interest rate, and therefore the Company's periodic incremental borrowing rate is used to determine the present value of lease payments. This rate is calculated based on a collateralized rate for the specific currencies used in leasing activities and the borrowing ability of the applicable Company legal entity. For the initial implementation of the lease standard, the incremental borrowing rate at December 29, 2018 was used to present value operating lease assets and liabilities.

The Company recorded operating lease costs of $32 million for the quarter ended March 30, 2019. Lease related costs associated with variable rent, short-term leases, and sale-leaseback arrangements, as well as sublease income, are each immaterial.

(millions)	Quarter ended March 30, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$31
Right-of-use assets obtained in exchange for new operating lease liabilities	$12
Weighted-average remaining lease term - operating leases	6 years
Weighted-average discount rate - operating leases	3.1%

At March 30, 2019 future maturities of operating leases were as follows:

(millions)	Operating leases
2019 (nine months remaining)	93
2020	94
2021	71
2022	57
2023	47
2024 and beyond	125
Total minimum payments	$487
Less interest	(40)
Present value of lease liabilities	$447

Operating lease payments presented in the table above exclude $144 million of minimum lease payments for real-estate leases signed but not yet commenced. The leases are expected to commence in 2019 and 2020.

As previously disclosed in our 2018 Annual Report on Form 10-K and under previous lease standard (Topic 840), at December 29, 2018, future minimum annual lease commitments under non-cancelable operating leases were as follows:

(millions)	Operating leases
2019	121
2020	97
2021	73
2022	57
2023	48
2024 and beyond	129
Total minimum payments	$525

Rent expense on operating leases for the year ended December 29, 2018 was $133 million.
Note 7 Debt
The following table presents the components of notes payable at March 30, 2019 and December 29, 2018:

	March 30, 2019		December 29, 2018
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate (a)
U.S. commercial paper	$409	2.68%	$15	2.75%
Bank borrowings	196		161
Total	$605		$176

Note 8 Stock compensation
The Company uses various equity-based compensation programs to provide long-term performance incentives for its global workforce. Currently, these incentives consist principally of stock options, restricted stock units, and to a lesser extent, executive performance shares and restricted stock grants. The Company also sponsors a discounted stock purchase plan in the United States and matching-grant programs in several international locations. Additionally, the Company awards restricted stock to its outside directors. The interim information below should be read in conjunction with the disclosures included within the stock compensation footnote of the Company’s 2018 Annual Report on Form 10-K.
The Company classifies pre-tax stock compensation expense in COGS and SG&A expense principally within its Corporate segment. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended
(millions)	March 30, 2019	March 31, 2018
Pre-tax compensation expense	$13	$17
Related income tax benefit	$4	$4
During the quarter ended March 30, 2019, the Company granted approximately 0.9 million restricted stock units at a weighted average cost of $56 per share and 2.8 million non-qualified stock options at a weighted average cost of $7 per share. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2018 Annual Report on Form 10-K.

Performance shares
In the first quarter of 2019, the Company granted performance shares to a limited number of senior executive-level employees, which entitle these employees to receive a specified number of shares of the Company’s common stock upon vesting. The number of shares earned could range between 0% and 200% of the target amount depending upon performance achieved over the three year vesting period. The performance conditions of the award include organic net sales growth and total shareholder return (TSR) of the Company’s common stock relative to a select group of peer companies.
A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of organic net sales growth achievement. Compensation cost related to organic net sales growth performance is revised for changes in the expected outcome. The 2019 target grant currently corresponds to approximately 256,000 shares, with a grant-date fair value of $59 per share.
The 2016 performance share award, payable in stock, was settled at 85% of target in February 2019 for a total dollar equivalent of $6 million.
Note 9 Employee benefits
The Company sponsors a number of U.S. and foreign pension plans as well as other nonpension postretirement and postemployment plans to provide various benefits for its employees. These plans are described within the footnotes to the Consolidated Financial Statements included in the Company’s 2018 Annual Report on Form 10-K. Components of Company plan benefit expense for the periods presented are included in the tables below.
Pension

	Quarter ended
(millions)	March 30, 2019	March 31, 2018
Service cost	$9	$22
Interest cost	45	42
Expected return on plan assets	(85)	(92)
Amortization of unrecognized prior service cost	2	2
Recognized net (gain) loss	1	(9)
Total pension (income) expense	$(28)	$(35)
Other nonpension postretirement

	Quarter ended
(millions)	March 30, 2019	March 31, 2018
Service cost	$3	$5
Interest cost	10	9
Expected return on plan assets	(21)	(24)
Amortization of unrecognized prior service (gain)	(2)	(2)
Total postretirement benefit (income) expense	$(10)	$(12)
Postemployment

	Quarter ended
(millions)	March 30, 2019	March 31, 2018
Service cost	$1	$1
Interest cost	—	—
Recognized net (gain) loss	(1)	(1)
Total postemployment benefit expense	$—	$—

For the quarter ended March 30, 2019, the Company recognized a loss of $1 million related to the remeasurement of a U.S. pension plan as current year distributions are expected to exceed service and interest costs resulting in settlement accounting for that particular plan. The amount of the remeasurement loss recognized was due primarily to an unfavorable change in the discount rate.
Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
March 30, 2019	$1	$4	$5
March 31, 2018	$15	$4	$19
Full year:
Fiscal year 2019 (projected)	$7	$18	$25
Fiscal year 2018 (actual)	$270	$17	$287

Prior year contributions included $250 million of pre-tax discretionary contributions to U.S. plans in the second quarter of 2018 designated for the 2017 tax year. Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 10 Income taxes
The consolidated effective tax rate for the quarter ended March 30, 2019 was 20% as compared to 13% in the same quarter of the prior year. The effective tax rate for the first quarter of 2018 benefited from a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring.

As of March 30, 2019, the Company classified $10 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $2 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of March 30, 2019 was $97 million, unchanged from year-end. Of this balance, $87 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

The accrual balance for tax-related interest was approximately $22 million at March 30, 2019.
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

Total notional amounts of the Company’s derivative instruments as of March 30, 2019 and December 29, 2018 were as follows:

(millions)	March 30, 2019	December 29, 2018
Foreign currency exchange contracts	$2,371	$1,863
Cross-currency contracts	1,372	1,197
Interest rate contracts	1,646	1,608
Commodity contracts	535	417
Total	$5,924	$5,085
Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at March 30, 2019 and December 29, 2018, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of March 30, 2019 or December 29, 2018.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of March 30, 2019 and December 29, 2018:
Derivatives designated as hedging instruments

	March 30, 2019			December 29, 2018
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other assets	$—	$71	$71	$—	$79	$79
Interest rate contracts:
Other assets (a)	—	35	35	—	17	17
Total assets	$—	$106	$106	$—	$96	$96
Liabilities:
Interest rate contracts:
Other liabilities (a)	—	(15)	(15)	—	(22)	(22)
Total liabilities	$—	$(15)	$(15)	$—	$(22)	$(22)
(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $1.7 billion and $1.6 billion as of March 30, 2019 and December 29, 2018, respectively.

Derivatives not designated as hedging instruments

	March 30, 2019			December 29, 2018
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$11	$11	$—	$3	$3
Commodity contracts:
Other current assets	3	—	3	3	—	3
Total assets	$3	$11	$14	$3	$3	$6
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(17)	$(17)	$—	$(4)	$(4)
Commodity contracts:
Other current liabilities	(13)	—	(13)	(9)	—	(9)
Total liabilities	$(13)	$(17)	$(30)	$(9)	$(4)	$(13)
The Company has designated its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $2.6 billion as of March 30, 2019 and December 29, 2018.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of March 30, 2019 and December 29, 2018.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		March 30, 2019	December 29, 2018	March 30, 2019	December 29, 2018
Interest rate contracts	Current maturities of long-term debt	$502	$503	$2	$3
Interest rate contracts	Long-term debt	$3,354	$3,354	$7	$(18)
(a) The current maturities of hedged long-term debt includes $2 million and $3 million of hedging adjustment on discontinued hedging relationships as of March 30, 2019 and December 29, 2018, respectively. The hedged long-term debt includes $(11) million and $(12) million of hedging adjustment on discontinued hedging relationships as of March 30, 2019 and December 29, 2018, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of March 30, 2019 and December 29, 2018 would be adjusted as detailed in the following table:

As of March 30, 2019:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$120	$(32)	$—	$88
Total liability derivatives	$(45)	$32	$2	$(11)

As of December 29, 2018:
		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$102	$(27)	$(2)	$73
Total liability derivatives	$(35)	$27	$—	$(8)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended March 30, 2019 and March 31, 2018 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Foreign currency denominated long-term debt	$51	$(73)	$—	$—
Cross-currency contracts	(8)	(8)	8	3	Interest expense
Total	$43	$(81)	$8	$3
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		March 30, 2019	March 31, 2018
Foreign currency exchange contracts	COGS	$(11)	$3
Foreign currency exchange contracts	Other income (expense), net	(1)	(4)
Foreign currency exchange contracts	SG&A	—	1
Commodity contracts	COGS	(32)	5
Total		$(44)	$5

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended March 30, 2019 and March 31, 2018:

	March 30, 2019	March 31, 2018
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$74	$69
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(24)	32
Derivatives designated as hedging instruments	24	(28)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(1)	(2)

During the next 12 months, the Company expects $10 million of net deferred losses reported in AOCI at March 30, 2019 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on March 30, 2019 was $3 million. If the credit-risk-related contingent features were triggered as of March 30, 2019, the Company would be required to post collateral of $3 million. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of March 30, 2019 triggered by credit-risk-related contingent features.

Other fair value measurements

The following is a summary of the carrying and market values of the Company's available for sale securities:

	March 30, 2019			December 29, 2018
		Unrealized			Unrealized
(millions)	Cost	Gain (Loss)	Market Value	Cost	Gain (Loss)	Market Value
Corporate bonds	$59	$2	$61	$59	$—	$59

The market values of the Company's investments in level 2 corporate bonds are based on matrices or models from pricing vendors. Unrealized gains and losses are included in the Consolidated Statement of Comprehensive Income.

The Company reviews its investment portfolio for any unrealized losses that would be deemed other-than-temporary and requires the recognition of an impairment loss in earnings. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than its cost, the Company's intent to hold the investment, and whether it is more likely than not that the Company will be required to sell the investment before recovery of the cost basis. The Company also considers the type of security, related industry and sector performance, and published investment ratings. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If conditions within individual markets, industry segments, or macro-economic environments deteriorate, the Company could incur future impairments.

The investments are recorded within Other current assets and Other assets on the Consolidated Balance Sheet, based on the maturity of the individual security. The maturity dates of the securities range from 2020 to 2029.

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $8.4 billion and $8.2 billion, respectively, as of March 30, 2019. The fair value and carrying value of the Company's long-term debt were both $8.2 billion as of December 29, 2018.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of March 30, 2019, the Company was not in a material net asset position with any counterparties with which a master netting agreement would apply.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of March 30, 2019, the Company had no collateral posting requirements related to reciprocal collateralization agreements and collected approximately $20 million of collateral related to reciprocal collaterization agreements which is reflected as an increase in other liabilities. As of March 30, 2019 the Company posted $30 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 20% of consolidated trade receivables at March 30, 2019.
Note 12 Reportable segments
Kellogg Company is the world’s leading producer of cereal, second largest producer of cookies and crackers, and a leading producer of savory snacks and frozen foods. Additional product offerings include toaster pastries, cereal bars, fruit-flavored snacks, veggie foods and noodles. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States, United Kingdom, and Nigeria.

On December 30, 2018 the Company reorganized its North American business. The reorganization eliminated the legacy business unit structure and internal reporting. In addition, the Company changed the internal reporting provided to the chief operating decision maker (CODM) and segment manager. As a result, the Company reevaluated its operating segments. In conjunction with the reorganization, certain global research and development resources and related costs were transferred from the North America business to Corporate. Prior period segment results were not restated for the transfer as the impacts were not considered material.

In addition, the Company transferred its Middle East, North Africa, and Turkey businesses from Kellogg Europe to Kellogg AMEA, effective December 30, 2018. This consolidated the Company's Africa business under a single regional management team. All comparable prior periods have been restated to reflect the change. For the quarter ended March 31, 2018, the change resulted in $67 million of reported net sales and $14 million of reported operating profit transferring from Kellogg Europe to Kellogg AMEA.
The Company manages its operations through four operating segments that are based primarily on geographic location – North America which includes U.S. businesses and Canada; Europe which consists principally of European countries; Latin America which consists of Central and South America and includes Mexico; and AMEA

(Asia Middle East Africa) which consists of Africa, Middle East, Australia and other Asian and Pacific markets. These operating segments also represent our reportable segments.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended
(millions)	March 30, 2019	March 31, 2018
Net sales
North America	$2,289	$2,330
Europe	497	520
Latin America	225	232
AMEA	511	319
Consolidated	$3,522	$3,401
Operating profit
North America	$380	$399
Europe	60	60
Latin America	21	22
AMEA	47	41
Total Reportable Segments	508	522
Corporate	(127)	(12)
Consolidated	$381	$510
Supplemental product information is provided below for net sales to external customers:

	Quarter ended
(millions)	March 30, 2019	March 31, 2018
Snacks	$1,780	$1,775
Cereal	1,275	1,351
Frozen	271	275
Noodles and other	196	—
Consolidated	$3,522	$3,401

Note 13 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	March 30, 2019 (unaudited)	December 29, 2018
Trade receivables	$1,394	$1,163
Allowance for doubtful accounts	(10)	(10)
Refundable income taxes	22	28
Other receivables	227	194
Accounts receivable, net	$1,633	$1,375
Raw materials and supplies	$356	$339
Finished goods and materials in process	963	991
Inventories	$1,319	$1,330
Property	$9,279	$9,173
Accumulated depreciation	(5,546)	(5,442)
Property, net	$3,733	$3,731
Pension	$251	$228
Deferred income taxes	245	246
Other	612	594
Other assets	$1,108	$1,068
Accrued income taxes	$29	$48
Accrued salaries and wages	205	309
Accrued advertising and promotion	582	557
Other	570	502
Other current liabilities	$1,386	$1,416
Income taxes payable	$118	$115
Nonpension postretirement benefits	35	34
Other	330	355
Other liabilities	$483	$504

Note 14 Subsequent Event
On March 31, 2019, the Company entered into a definitive agreement to sell selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero International S.A. (Ferrero) for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism.  In addition, the Company will have royalty free licenses to utilize certain brands for a specified transition period and, indefinitely on selected cracker products.  The fair value of these licenses will be incremental non-cash consideration for the sale.  The Company expects the businesses to be classified as held for sale during the second quarter and the transaction to be completed in the third quarter of 2019, subject to certain customary closing conditions including regulatory approvals.  Both the total assets and net assets of the businesses, including a targeted working capital amount is estimated to be approximately $1.3 billion, and is expected to result in an immaterial pre-tax gain when recognized upon closing. During the year ended December 29, 2018, these businesses recorded net sales of approximately $900 million and operating profit of approximately $75 million, including an allocation of indirect corporate expenses, primarily in the North America reportable segment.

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

Segments
On December 30, 2018 we reorganized our North American business. The reorganization eliminated the legacy business unit structure and internal reporting. In addition, we changed the internal reporting provided to the chief operating decision maker (CODM) and segment manager. As a result, we reevaluated our operating segments.

In addition, we transferred our Middle East, North Africa, and Turkey businesses from Kellogg Europe to Kellogg AMEA, effective December 30, 2018. This consolidated all of the Company's Africa business under a single regional management team. All comparable prior periods have been restated to reflect the change. For the quarter ended March 31, 2018, the change resulted in $67 million of reported net sales and $14 million of reported operating profit transferring from Europe to AMEA.

On March 31, 2019, we entered into a stock and asset purchase agreement with Ferrero International S.A. (“Ferrero”), pursuant to which, subject to the satisfaction or waiver of certain conditions, we will divest to Ferrero selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses for $1.3 billion in cash, on a cash-free, debt-free basis and subject to a working capital adjustment mechanism.

Consummation of the divestiture is subject to customary closing conditions, including the receipt of certain regulatory approvals, the absence of any law, injunction or other judgment prohibiting the divestiture, the accuracy of the representations and warranties of each party (subject to materiality qualifiers) and the compliance by each party with its covenants in all material respects. The divestiture is currently expected to close at the end of July 2019.

We manage our operations through four operating segments that are based primarily on geographic location – North America which includes the U.S. businesses and Canada; Europe which consists principally of European countries; Latin America which consists of Central and South America and includes Mexico; and AMEA (Asia Middle East Africa) which consists of Africa, Middle East, Australia and other Asian and Pacific markets. These operating segments also represent our reportable segments.

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

Non-GAAP financial measures used include currency-neutral and organic net sales, adjusted and currency-neutral adjusted operating profit, adjusted and currency-neutral adjusted diluted EPS, currency-neutral gross profit, currency-neutral gross margin, and cash flow. We determine currency-neutral results by dividing or multiplying, as appropriate, the current-period local currency operating results by the currency exchange rates used to translate our financial statements in the comparable prior-year period to determine what the current period U.S. dollar operating results would have been if the currency exchange rate had not changed from the comparable prior-year period. These non-GAAP financial measures may not be comparable to similar measures used by other companies.

•
Currency-neutral net sales and organic net sales: We adjust the GAAP financial measure to exclude the impact of foreign currency, resulting in currency-neutral sales. In addition, we exclude the impact of acquisitions, dispositions, related integration costs, and foreign currency, resulting in organic net sales. We excluded the items which we believe may obscure trends in our underlying net sales performance. By providing these non-GAAP net sales measures, management intends to provide investors with a meaningful, consistent comparison of net sales performance for the Company and each of our reportable segments for the periods presented. Management uses these non-GAAP measures to evaluate the effectiveness of initiatives behind net sales growth, pricing realization, and the impact of mix on our business results. These non-GAAP measures are also used to make decisions regarding the future direction of our business, and for resource allocation decisions.

•
Adjusted: operating profit, net income, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring and cost reduction activities, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•
Currency-neutral adjusted: gross profit, gross margin, operating profit, net income, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring and cost reduction activities, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•
Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring and cost reduction activities, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market expense of $41 million for the quarter ended March 30, 2019. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $1 million for the quarter ended March 30, 2019. Additionally, we recorded a pre-tax mark-to-market benefit of $39 million for the quarter ended March 31, 2018. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $25 million for the quarter ended March 31, 2018.

Restructuring and cost reduction activities
Project K continued generating savings used to invest in key strategic areas of focus for the business. We recorded pre-tax charges related to this program of $8 million and $20 million for the quarters ended March 30, 2019 and March 31, 2018, respectively.

See the Restructuring and cost reduction activities section for more information.

Brexit impacts
With the uncertainty of the United Kingdom (U.K.) exiting the European Union (EU), commonly referred to as Brexit, we have begun preparations to proactively prepare for the potential adverse impacts of Brexit, such as delays at ports of entry and departure. As a result, we incurred pre-tax charges of $3 million for the quarter ended March 30, 2019.

Business and portfolio realignment
Up front and/or one-time costs related to: pending and prospective divestitures and acquisitions, including our previously announced proposed divestiture of our cookies, fruit snacks, pie crusts, and ice-cream cone businesses; reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; and investments in enhancing capabilities prioritized by our Deploy for Growth strategy. As a result, we incurred pre-tax charges of $31 million for the quarter ended March 30, 2019.

Acquisitions
In May of 2018, the Company acquired an incremental 1% ownership interest in Multipro, which along with concurrent changes to the shareholders' agreement, resulted in the Company now having a 51% controlling interest in and began consolidating Multipro, a leading distributor of a variety of food products in Nigeria and Ghana. In our AMEA reportable segment, for the quarter ended March 30, 2019, the acquisition added $198 million in net sales that impacted the comparability of our reported results.

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

Financial results
For the quarter ended March 30, 2019, our reported net sales improved by 3.5% due primarily to the consolidation of Multipro results (May 2018). These impacts were partially offset by unfavorable foreign currency which reduced net sales 3.7 percentage points. Organic net sales increased 0.3% from the prior year after excluding the impact of Multipro and foreign currency, due to growth in our international businesses and favorable price realization.

First quarter reported operating profit decreased 25% versus the year-ago quarter, driven primarily by higher input and distribution costs, business realignment costs in the current quarter, and unfavorable year-on-year mark-to-market and foreign currency impacts. Currency-neutral adjusted operating profit decreased 4.6% after excluding foreign currency, mark-to-market, business realignment, restructuring, and costs preparing for potential Brexit.

Reported diluted EPS of $0.82 for the quarter was down 35% compared to the prior year quarter of $1.27 due primarily to higher input and distribution costs, a higher tax rate, business realignment costs in the current quarter, and unfavorable year-on-year mark-to-market and foreign currency impacts. Currency-neutral adjusted diluted EPS of $1.04 decreased by 15% compared to prior year quarter of $1.23, after excluding the impact of foreign currency, mark-to-market, business realignment, restructuring, and costs preparing for potential Brexit.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended
Consolidated results (dollars in millions, except per share data)	March 30, 2019	March 31, 2018
Reported net income	$282	$444
Mark-to-market (pre-tax)	(41)	39
Restructuring and cost reduction activities (pre-tax)	(8)	(20)
Brexit impacts (pre-tax)	(3)	—
Business and portfolio realignment (pre-tax)	(31)	—
Income tax impact applicable to adjustments, net*	19	(3)
Adjusted net income	$346	$428
Foreign currency impact	(11)
Currency-neutral adjusted net income	$357	$428
Reported diluted EPS	$0.82	$1.27
Mark-to-market (pre-tax)	(0.12)	0.11
Restructuring and cost reduction activities (pre-tax)	(0.02)	(0.06)
Brexit impacts (pre-tax)	(0.01)	—
Business and portfolio realignment (pre-tax)	(0.09)	—
Income tax impact applicable to adjustments, net*	0.05	(0.01)
Adjusted diluted EPS	$1.01	$1.23
Foreign currency impact	(0.03)
Currency-neutral adjusted diluted EPS	$1.04	$1.23
Currency-neutral adjusted diluted EPS growth	(15.4)%
Note: Tables may not foot due to rounding.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the first quarter of 2019 versus 2018:

Quarter ended March 30, 2019
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,289	$497	$225	$511	$—	$3,522
Foreign currency impact on total business (inc)/dec	(6)	(46)	(17)	(55)	—	(123)
Currency-neutral net sales	$2,295	$543	$242	$566	$—	$3,645
Acquisitions	—	—	—	198	—	198
Foreign currency impact on acquisitions (inc)/dec	—	—	—	36	—	36
Organic net sales	$2,295	$543	$242	$332	$—	$3,411

Quarter ended March 31, 2018
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,330	$520	$232	$319	$—	$3,401

% change - 2019 vs. 2018:
Reported growth	(1.8)%	(4.4)%	(3.0)%	60.4%	—%	3.5%
Foreign currency impact on total business (inc)/dec	(0.3)%	(8.8)%	(7.3)%	(17.1)%	—%	(3.7)%
Currency-neutral growth	(1.5)%	4.4%	4.3%	77.5%	—%	7.2%
Acquisitions	—%	—%	—%	62.0%	—%	5.8%
Foreign currency impact on acquisitions (inc)/dec	—%	—%	—%	11.4%	—%	1.1%
Organic growth	(1.5)%	4.4%	4.3%	4.1%	—%	0.3%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended March 30, 2019
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$380	$60	$21	$47	$(127)	$381
Mark-to-market	—	—	—	—	(42)	(42)
Restructuring and cost reduction activities	(4)	(1)	(2)	(1)	—	(8)
Brexit impacts	—	(3)	—	—	—	(3)
Business and portfolio realignment	(11)	(4)	—	—	(16)	(31)
Adjusted operating profit	$395	$67	$22	$48	$(68)	$465
Foreign currency impact	(1)	(7)	(1)	(4)	—	(12)
Currency-neutral adjusted operating profit	$396	$74	$23	$52	$(68)	$477

Quarter ended March 31, 2018
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported operating profit	$399	$60	$22	$41	$(12)	$510
Mark-to-market	—	—	—	—	30	30
Restructuring and cost reduction activities	(10)	(7)	(2)	—	(1)	(20)
Adjusted operating profit	$409	$67	$24	$41	$(41)	$500

% change - 2019 vs. 2018:
Reported growth	(4.7)%	(1.2)%	(8.1)%	15.8%	(907.7)%	(25.4)%
Mark-to-market	—%	—%	—%	—%	(812.2)%	(13.7)%
Restructuring and cost reduction activities	1.6%	8.3%	(1.1)%	(1.4)%	4.0%	2.1%
Brexit impacts	—%	(4.5)%	—%	—%	—%	(0.6)%
Business and portfolio realignment	(2.7)%	(5.8)%	—%	(0.1)%	(38.4)%	(6.3)%
Adjusted growth	(3.6)%	0.8%	(7.0)%	17.3%	(61.1)%	(6.9)%
Foreign currency impact	(0.2)%	(9.1)%	(4.4)%	(9.4)%	—%	(2.3)%
Currency-neutral adjusted growth	(3.4)%	9.9%	(2.6)%	26.7%	(61.1)%	(4.6)%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales decreased 1.8% versus the comparable quarter of 2018 due primarily to lower volume partly offset by favorable pricing/mix. Organic net sales decreased 1.5% after excluding the impact of foreign currency.

Net sales % change - first quarter 2019 vs. 2018:
North America	Reported net sales	Foreign currency	Currency-neutral net sales
Snacks	(0.2)%	(0.2)%	—%
Cereal	(4.9)%	(0.5)%	(4.4)%
Frozen	(1.5)%	(0.2)%	(1.3)%

North America snacks currency-neutral net sales were flat in the quarter due to sustained momentum and innovations in key brands, including Cheez-It, Rice Krispies Treats, Pringles and Pop-Tarts, which all grew consumption during the quarter. These impacts were mostly offset by the unfavorable impact of the RXBAR recall.

North America cereal currency-neutral net sales declined by 4.4% driven by loss of share and lower consumption of our Special K branded cereals, continued category softness, and a shift in overall cereal trade inventory. While our consumption trend did not change significantly, shipments lagged during the quarter suggesting the shift in trade inventory.

North America frozen currency-neutral net sales declined by 1.3%, comparing against a notably strong, double-digit growth in the prior year quarter.

North America reported operating profit decreased 4.7% due to higher input and distribution costs and lower net sales. Currency-neutral adjusted operating profit declined 3.4% after excluding the impact of restructuring, business realignment costs, and foreign currency.

Europe
Reported net sales decreased 4.4% due to unfavorable foreign currency. Organic net sales increased 4.4% after excluding the impact of foreign currency driven by higher volume and favorable price/mix.

Growth was driven by snacks, led by Pringles and accompanied by a return to growth in wholesome snacks. Pringles grew behind innovation and an effective marketing campaign.

Cereal sales declined during the quarter but moderated from the prior year. The declines were isolated to the UK and France markets as cereal grew almost everywhere else in the region.

As reported operating profit decreased 1.2% due primarily to unfavorable foreign currency. Currency-neutral adjusted operating profit increased 9.9% as a result of higher sales and improved gross profit margin after excluding the impact of foreign currency and costs related to restructuring, business realignment and Brexit.

Latin America
Reported net sales decreased 3.0% due to unfavorable foreign currency. Organic net sales increased 4.3% after excluding the impact of foreign currency driven by both favorable price/mix and higher volume.

Growth was driven by Mexico cereal and Parati in Brazil. Mexico's cereal consumption growth continues to accelerate behind strong commercial programs, effective in-store execution, and continued expansion in high-frequency stores. Parati posted growth in net sales, share, and consumption during the quarter in key categories.

Reported operating profit decreased 8.1% due primarily to unfavorable foreign currency, higher input costs and investments. Currency-neutral adjusted operating profit decreased 2.6% after excluding the impact of foreign currency and restructuring.

AMEA
Reported net sales improved 60% due to higher volume from the consolidation of Multipro results, Pringles growth across the region, and double-digit growth in the Middle East, North Africa, Turkey business, partially offset by unfavorable foreign currency. Organic net sales increased 4.1% due to favorable price/mix and higher volume after excluding the impact of Multipro and foreign currency.

Reported operating profit increased 16% due to the consolidation of Multipro results and higher organic net sales. Currency-neutral adjusted operating profit improved 27% after excluding the impact of restructuring and foreign currency.

Corporate
Reported operating profit decreased $115 million versus the comparable prior year quarter due primarily to unfavorable mark-to-market impacts and business realignment costs. Currency-neutral adjusted operating profit decreased $27 million after excluding the impact of mark-to-market and business realignment costs.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the first quarter of 2019 versus 2018 are reconciled to the directly comparable GAAP measures as follows:

Quarter	2019		2018		GM change vs. prior year (pts.)
	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,107	31.4%	$1,252	36.8%	(5.4)
Mark-to-market	(42)	(1.2)%	30	0.9%	(2.1)
Restructuring and cost reduction activities	(6)	(0.2)%	(13)	(0.4)%	0.2
Brexit impacts	(3)	(0.1)%	—	—%	(0.1)
Business and portfolio realignment	(4)	(0.1)%	—	—%	(0.1)
Foreign currency impact	(36)	0.1%	—	—%	0.1
Currency-neutral adjusted	$1,198	32.9%	$1,235	36.3%	(3.4)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter was unfavorable 540 basis points due primarily to the consolidation of Multipro results, higher input and distribution costs, mix shifts and costs related to growth in new pack formats, as well as unfavorable mark-to-market and foreign currency impacts. Currency-neutral adjusted gross margin was unfavorable 340 basis points compared to the first quarter of 2018 after eliminating the impact of mark-to-market and foreign currency.

Restructuring and cost reduction activities
We view our restructuring and cost reduction activities as part of our operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. We continually evaluate potential restructuring and cost reduction initiatives and may pursue future initiatives that generate meaningful savings that can be utilized in achieving our long-term profit growth targets.

Project K
Project K continued generating savings used to invest in key strategic areas of focus for the business or utilized to achieve our growth initiatives.

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

The Company approved all remaining Project K initiatives as of the end of 2018 and implementation of these remaining initiatives will be completed in 2019. Project charges, after-tax cash costs and annual savings remain in line with expectations.

We currently anticipate that Project K will result in total pre-tax charges, once all phases are approved and implemented, of approximately $1.6 billion, with after-tax cash costs, including incremental capital investments, estimated to be approximately $1.2 billion. Cash expenditures of approximately $1,150 million have been incurred through the end of fiscal year 2018. As we complete the implementation of previously approved Project K initiatives in 2019, we expect to incur additional charges of approximately $50 million.

We expect annual cost savings generated from Project K will be approximately $700 million in 2019. The savings will be realized primarily in selling, general and administrative expense with additional benefit realized in gross profit as cost of goods sold savings are partially offset by negative volume and price impacts resulting from go-to-market business model changes. The overall savings profile of the project reflects our go-to-market initiatives that will impact both selling, general and administrative expense and gross profit. We have realized approximately $650 million of annual savings through the end of 2018. Cost savings have been utilized to offset inflation and fund investments in areas such as in-store execution, sales capabilities, including adding sales representatives, re-establishing the Kashi business, and in the design and quality of our products. We have also invested in production capacity in developing and emerging markets, and in global category teams.
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

Interest expense
For the quarters ended March 30, 2019 and March 31, 2018, interest expense was $74 million and $69 million, respectively. The increase from the comparable prior year quarter is due primarily to the issuance of $400 million of three-year 3.25% Senior Notes due 2021 in conjunction with our purchase of additional equity interests in Tolaram Africa Foods, PTE LTD and Multipro in the second quarter of 2018.
Income Taxes
Our reported effective tax rate for the quarters ended March 30, 2019 and March 31, 2018 was 20% and 13%, respectively. The effective tax rate for the first quarter of 2018 benefited from a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring.
The adjusted effective income tax rate for the quarters ended March 30, 2019 and March 31, 2018 was 21% and 13%, respectively.
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

	Quarter ended
Consolidated results (dollars in millions)	March 30, 2019	March 31, 2018
Reported income taxes	$72	$67
Mark-to-market	(12)	7
Restructuring and cost reduction activities	—	(4)
Brexit impacts	—	—
Business and portfolio realignment	(7)	—
Adjusted income taxes	$91	$64
Reported effective income tax rate	20.0%	13.1%
Mark-to-market	(0.8)%	0.5%
Restructuring and cost reduction activities	0.4%	(0.3)%
Brexit impacts	0.1%	—%
Business and portfolio realignment	(0.2)%	—%
Adjusted effective income tax rate	20.5%	12.9%

Brexit
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. In February 2017, the British Parliament voted in favor of allowing the British government to begin negotiating the terms of the United Kingdom’s withdrawal from the European Union, and, in March 2017, the British government invoked Article 50 of the Treaty on European Union, which, per the terms of the treaty, formally triggered a two-year negotiation process and put the United Kingdom on a course to withdraw from the European Union by the end of March 2019. The European Union recently granted an extension of the withdrawal date to October 31, 2019. With no agreement concluded as yet, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal.

The impact to the financial trends of our European and Consolidated businesses resulting from Brexit is currently being evaluated. During 2018 we generated approximately 5% of our net sales and hold approximately 3% of consolidated assets in the United Kingdom as of March 30, 2019. As details of the United Kingdom’s withdrawal from the European Union are finalized, we will continue to evaluate the impacts to our business.

Liquidity and capital resources
Our principal source of liquidity is operating cash flows supplemented by borrowings for major acquisitions and other significant transactions. Our cash-generating capability is one of our fundamental strengths and provides us with substantial financial flexibility in meeting operating and investing needs.

We have historically reported negative working capital primarily as the result of our focus to improve core working capital by reducing our levels of trade receivables and inventory while extending the timing of payment of our trade payables.  The impacts of the extended customer terms program and the monetization programs are included in our calculation of core working capital and are largely offsetting. Core working capital was improved by the extension of supplier payment terms. These programs are all part of our ongoing working capital management.

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.6 billion and $1.2 billion as of March 30, 2019 and March 31, 2018, respectively.

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
The following table sets forth a summary of our cash flows:

	Quarter ended
(millions)	March 30, 2019	March 31, 2018
Net cash provided by (used in):
Operating activities	$70	$228
Investing activities	(163)	(131)
Financing activities	24	(38)
Effect of exchange rates on cash and cash equivalents	20	30
Net increase (decrease) in cash and cash equivalents	$(49)	$89

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.

Net cash provided by our operating activities for the quarter ended March 30, 2019, totaled $70 million, a decrease of $158 million over the same period in 2018, due to lower net income primarily as a result of higher input and distribution costs and the timing of tax payments. First quarter operating cash flow exceeded our expectations.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately negative 6 days for both of the 12 month periods ended March 30, 2019 and March 31, 2018.
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

	Quarter ended
(millions)	March 30, 2019	March 31, 2018
Net cash provided by operating activities	$70	$228
Additions to properties	(148)	(132)
Cash flow	$(78)	$96

Our non-GAAP measure for cash flow decreased to ($78) million in the first quarter of 2019 from $96 million in the comparable prior year quarter due to lower net income, the timing of tax payments, and higher capital expenditures.

Investing activities
Our net cash used in investing activities totaled $163 million for the quarter ended March 30, 2019 compared to $131 million in the same quarter of 2018 due primarily higher capital expenditures.

During the second quarter of 2019, we entered into a definitive agreement to sell selected cookie, fruit snacks, pie crusts, and ice cream cone businesses. Upon closing, we expect to use the divestiture proceeds to reduce debt, creating financial flexibility for opportunistic share repurchases or potential future acquisitions.
Financing activities
Our net cash provided by financing activities for the quarter ended March 30, 2019 totaled $24 million compared to cash used of $38 million during the comparable quarter of 2018 due primarily to proceeds from commercial paper borrowings partially offset by share repurchases. Commercial paper outstanding as of March 30, 2019 totaled $409 million compared to $388 million at March 31, 2018.

In December 2017, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares beginning in 2018 through December 2019. Total purchases for the quarter ended March 30, 2019, were 4 million shares for $220 million. We did not repurchase shares during the quarter ended March 31, 2018.

We paid cash dividends of $192 million in the quarter ended March 30, 2019, compared to $187 million during the same period in 2018. The increase in dividends paid reflects our third quarter 2018 increase in the quarterly dividend to $.56 per common share from the previous $.54 per common share. In April 2019, the board of directors declared a dividend of $.56 per common share, payable on June 14, 2019 to shareholders of record at the close of business on June 3, 2019.  In addition, the board of directors announced plans to increase the dividend to $.57 per common share beginning with the third quarter of 2019. The dividend is broadly in line with our current plan to maintain our long-term dividend pay-out of approximately 50% of adjusted net income.

In January 2018, we entered into an unsecured Five-Year Credit Agreement to replace the existing agreement allowing us to borrow up to $1.5 billion, on a revolving basis.

In January 2019, we entered into an unsecured 364-Day Credit Agreement to borrow, on a revolving credit basis, up to $1.0 billion at any time outstanding, to replace the $1.0 billion 364-day facility that expired in January 2019.  The new credit facilities contains customary covenants and warranties, including specified restrictions on indebtedness, liens and a specified interest expense coverage ratio.  If an event of default occurs, then, to the extent permitted, the administrative agent may terminate the commitments under the credit facility, accelerate any outstanding loans under the agreement, and demand the deposit of cash collateral equal to the lender's letter of credit exposure plus interest.  There are no borrowings outstanding under the credit facilities.

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

Monetization programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $1,033 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $944 million and $900 million remained outstanding under this arrangement as of March 30, 2019 and December 29, 2018, respectively.

The Monetization Programs are designed to directly offset the impact the Extended Terms Program would have on the days-sales-outstanding (DSO) metric that is critical to the effective management of the Company's accounts receivable balance and overall working capital. Current DSO levels within North America are consistent with DSO levels prior to the execution of the Extended Term Program and Monetization Programs.

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

Future outlook
Excluding divestiture impacts, guidance previously provided is unchanged. The estimated divestiture impacts provided below assume the transaction closes at the end of July 2019.

Pre-divestiture, we expect currency-neutral net sales to be up 3-4% in 2019, as previously guided. The divestiture would reduce our outlook by approximately 2-3% as we lose net sales for the divested brands for approximately five months. There is no change to our outlook for organic net sales growth of 1-2% as divestitures are excluded from organic.

Pre-divestiture, currency-neutral adjusted operating profit is expected to be approximately flat during 2019, per our previous guidance. The divestiture would reduce our forecast approximately 4-5%, reflecting the loss of operating profit for the divested brands and includes certain indirect expenses expected to remain during the transition period.

Pre-divestiture, currency-neutral adjusted EPS is expected to decrease in the range of 5 to 7% in 2019, as previously guided. This decline reflects the 2018 discrete tax benefits, especially in the first half, as well as the impact on OIE of the financial markets' decline in late 2018, which reduced the value of pension assets entering the new year. The pending divestiture will likely reduce currency-neutral adjusted EPS by approximately 4-5% suggesting an overall 10-11% decline in currency-neutral adjusted EPS in 2019.

Pre-divestiture, full-year non-GAAP cash flow is expected to be roughly flat compared to the prior year. The lapping of the 2018 voluntary pension contribution is offset by increased tax cash payments. We will provide updated cash flow guidance for the divestiture when we have improved visibility to all of the related impacts.

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
See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2019:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Project K and cost restructuring activities (pre-tax)		$45-55M	$0.13-0.16
Income tax impact applicable to adjustments, net**			$0.03-0.04
Currency-neutral adjusted guidance (before pending divestiture)*	3-4%	~Flat	(5)-(7)%

Pending divestiture impacts	~(2)-(3)%	~(4)-(5)%	~(4)-(5)%
Updated Currency-neutral adjusted guidance (including pending divestiture)*	1-2%	(4)-(5)%	(10)-(11)%
Subtract: Acquisitions	2%
Add Back: Divestiture	~(2)-(3)%
Organic guidance	1-2%
* 2019 full year guidance for net sales, operating profit, and earnings per share are provided on a non-GAAP basis only because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company. These items for 2019 include impacts of Brexit, costs associated with business and portfolio realignment, and mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts. The Company is providing quantification of known adjustment items where available.

** Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)	Full Year 2019
Net cash provided by (used in) operating activities	~$1.5-1.6
Additions to properties	~($0.6)
Cash Flow*	~$0.9-1.0
* Represents pre-divestiture forecast. We will provide updated cash flow guidance for the divestiture when we have improved visibility to all of the related impacts.

Forward-looking statements
This Report contains “forward-looking statements” with projections concerning, among other things, the Company’s global growth and efficiency program (Project K), the integration of acquired businesses, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “project,” “should,” “estimate,” or words or phrases of similar meaning. For example, forward-looking statements are found in Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:

•
the expected benefits and costs of the divestiture of selected cookies, fruit and fruit flavored-snacks, pie crusts, and ice-cream cones businesses of the Company, the expected timing of the completion of the divestiture, the ability of the Company to complete the divestiture considering the various conditions to the completion of the divestiture, some of which are outside the Company’s control, including those conditions related to regulatory approvals, the risk that disruptions from the divestiture will divert management's focus or harm the Company’s business, risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects, risks associated with the Company’s provision of transition services to the divested businesses post-closing;

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
Refer to disclosures contained within Item 7A of our 2018 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of March 30, 2019.

There have also been periods of increased market volatility and currency exchange rate fluctuations specifically within the United Kingdom and Europe, as a result of the UK referendum held on June 23, 2016, in which voters approved an exit from the European Union, commonly referred to as Brexit. As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. In January 2019, the draft of the withdrawal agreement, that was previously published in November 2018, was rejected by the UK parliament. The terms of withdrawal have not been established. The European Union granted an extension from the original March

29, 2019 deadline to October 31, 2019. If no agreement is concluded by that date, the United Kingdom will leave the European Union at such time. Accordingly, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.

During 2019, we entered into cross currency swaps with notional amounts totaling approximately €150 million, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $1.4 billion outstanding as of March 30, 2019 representing a settlement receivable of $71 million. The total notional amount of cross currency swaps outstanding as of December 29, 2018 was $1.2 billion representing a net settlement receivable of $79 million.
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
As of March 30, 2019, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

KELLOGG COMPANY
PART II — OTHER INFORMATION
Item 1A. Risk Factors
The following risk factors are in addition to those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. The risk factors disclosed under those Reports in addition to the other information set forth in this Report, could materially affect our business, financial condition, or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial could also materially adversely affect our business, financial condition, or results.

In our pursuit of strategic acquisitions, alliances, divestitures (such as the recently-announced divestiture of selected cookies, fruit and fruit flavored-snacks, pie crusts and ice cream cones businesses) or joint ventures, we may not be able to successfully consummate favorable transactions or successfully integrate acquired businesses.

From time to time, we may evaluate potential acquisitions, alliances, divestitures (such as the recently-announced divestiture of selected cookies, fruit and fruit flavored-snacks, pie crusts and ice cream cones businesses) or joint ventures that would further our strategic objectives. With respect to acquisitions, we may not be able to identify suitable candidates, consummate a transaction on terms that are favorable to us, or achieve expected returns, expected synergies and other benefits as a result of integration challenges, or may not achieve those objectives on a timely basis. Future acquisitions of foreign companies or new foreign ventures would subject us to local laws and regulations and could potentially lead to risks related to, among other things, increased exposure to foreign exchange rate changes, government price control, repatriation of profits and liabilities relating to the U.S. Foreign Corrupt Practices Act.

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

The recently-announced divestiture of selected cookies, fruit and fruit flavored-snacks, pie crusts and ice cream cones businesses is subject to various risks and uncertainties, and may not be completed on the terms or timeline currently contemplated, if at all.

On April 1, 2019, we announced our entry into a stock and asset purchase agreement pursuant to which, subject to the satisfaction or waiver of certain conditions, we will divest to Ferrero International S.A. (“Ferrero”) selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses (such businesses, collectively, the “Business” and the divestiture of the Business, the “Divestiture”). There can be no assurance that we will be able to complete the Divestiture on the terms currently contemplated or at all. The Divestiture is subject to certain closing conditions, including, among others, the receipt of certain regulatory approvals and the absence of any law, injunction or other judgment prohibiting the Divestiture.

If we complete the Divestiture, there can be no assurance that we will achieve all of the anticipated benefits and we could face unanticipated challenges.

Executing the Divestiture will require us to incur costs and will require the time and attention of our senior management and key employees, which could distract them from operating our business, disrupt operations, and result in the loss of business opportunities, each of which could adversely affect our business, financial condition, and results of operations. We may also experience increased difficulty in attracting, retaining and motivating key employees during the pendency of the Divestiture and following its completion, which could harm our business. Even if the Divestiture is completed, we may not realize some or all of the anticipated benefits from the Divestiture and the Divestiture may in fact adversely affect our remaining business following the completion of the Divestiture and risks associated with our provision of transition services to the Business post-closing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In December 2017, the board of directors approved an authorization to repurchase of up to $1.5 billion of our common stock beginning in January 2018 through December 2019. This authorization is intended to allow us to repurchase shares for general corporate purposes and to offset issuances for employee benefit programs. During the first quarter of 2019, the Company repurchased 4 million shares for a total of $220 million.
The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended March 30, 2019.
(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
12/30/2018 - 1/26/2019	—	$—	—	$1,180
Month #2:
1/27/2019 - 2/23/2019	3.9	$56.62	3.9	$960
Month #3:
2/24/2019 - 3/30/2019	—	$—	—	$960
Total	3.9	$56.62	3.9
Item 6. Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Fareed Khan
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Fareed Khan
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 3, 2019

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