Form 10-Q
period 2019-06-29
KELLOGG CO
filed 2019-08-02
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-4171
KELLOGG COMPANY

State of Incorporation—	Delaware	IRS Employer Identification No.	38-0710690
One Kellogg Square, P.O. Box 3599, Battle Creek, MI 49016-3599
Registrant’s telephone number: 269-961-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $.25 par value per share	K	New York Stock Exchange
1.750% Senior Notes due 2021	K 21	New York Stock Exchange
0.800% Senior Notes due 2022	K 22A	New York Stock Exchange
1.000% Senior Notes due 2024	K 24	New York Stock Exchange
1.250% Senior Notes due 2025	K 25	New York Stock Exchange
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
Yes  ☐    No  ☒
Common Stock outstanding as of July 27, 2019 — 340,631,924 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	June 29, 2019 (unaudited)	December 29, 2018
Current assets
Cash and cash equivalents	$340	$321
Accounts receivable, net	1,643	1,375
Inventories	1,234	1,330
Other current assets	175	131
Current assets held for sale	112	—
Total current assets	3,504	3,157
Property, net	3,526	3,731
Operating lease right-of-use assets	415	—
Goodwill	5,871	6,050
Other intangibles, net	2,587	3,361
Investments in unconsolidated entities	407	413
Other assets	1,171	1,068
Noncurrent assets held for sale	1,188	—
Total assets	$18,669	$17,780
Current liabilities
Current maturities of long-term debt	$508	$510
Notes payable	568	176
Accounts payable	2,401	2,427
Current operating lease liabilities	103	—
Other current liabilities	1,409	1,416
Total current liabilities	4,989	4,529
Long-term debt	8,262	8,207
Operating lease liabilities	321	—
Deferred income taxes	778	730
Pension liability	619	651
Other liabilities	488	504
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	895	895
Retained earnings	7,858	7,652
Treasury stock, at cost	(4,739)	(4,551)
Accumulated other comprehensive income (loss)	(1,469)	(1,500)
Total Kellogg Company equity	2,650	2,601
Noncontrolling interests	562	558
Total equity	3,212	3,159
Total liabilities and equity	$18,669	$17,780

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales	$3,461	$3,360	$6,983	$6,761
Cost of goods sold	2,275	2,151	4,690	4,300
Selling, general and administrative expense	789	735	1,515	1,477
Operating profit	397	474	778	984
Interest expense	75	72	149	141
Other income (expense), net	45	69	97	139
Income before income taxes	367	471	726	982
Income taxes	74	70	146	137
Earnings (loss) from unconsolidated entities	(1)	198	(3)	198
Net income	292	599	577	1,043
Net income attributable to noncontrolling interests	6	3	9	3
Net income attributable to Kellogg Company	$286	$596	$568	$1,040
Per share amounts:
Basic earnings	$0.84	$1.72	$1.66	$3.00
Diluted earnings	$0.84	$1.71	$1.66	$2.99
Average shares outstanding:
Basic	340	347	341	346
Diluted	341	348	342	348
Actual shares outstanding at period end			341	346

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended June 29, 2019			Year-to-date period ended June 29, 2019
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$292			$577
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$(5)	$1	(4)	$61	$(9)	52
Cash flow hedges:
Reclassification to net income	2	(1)	1	3	(1)	2
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	1	—	(2)	1	(1)
Unrealized gain (loss) on available-for-sale securities	1	—	1	3	—	3
Other comprehensive income (loss)	$(3)	$1	$(2)	$65	$(9)	$56
Comprehensive income			$290			$633
Net Income attributable to noncontrolling interests			6			9
Other comprehensive income (loss) attributable to noncontrolling interests			—			3
Comprehensive income attributable to Kellogg Company			$284			$621

	Quarter ended June 30, 2018			Year-to-date period ended June 30, 2018
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$599			$1,043
Other comprehensive income (loss):
Foreign currency translation adjustments	$(54)	$(46)	(100)	$(24)	$(27)	(51)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	3	(1)	2	3	(1)	2
Reclassification to net income	2	(1)	1	4	(1)	3
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)	(2)	—	(2)
Other comprehensive income (loss)	$(50)	$(48)	$(98)	$(19)	$(29)	$(48)
Comprehensive income			$501			$995
Net Income attributable to noncontrolling interests			3			3
Other comprehensive income (loss) attributable to noncontrolling interests			(4)			(4)
Comprehensive income attributable to Kellogg Company			$502			$996

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Quarter ended June 29, 2019
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, March 30, 2019	421	$105	$877	$7,762	80	$(4,744)	$(1,467)	$2,533	$564	$3,097
Net income				286				286	6	292
Sale of subsidiary shares to noncontrolling interest								—	1	1
Dividends declared ($0.56 per share)				(188)				(188)		(188)
Distributions to noncontrolling interest								—	(9)	(9)
Other comprehensive income							(2)	(2)		(2)
Stock compensation			16					16		16
Stock options exercised and other			2	(2)	—	5		5		5
Balance, June 29, 2019	421	$105	$895	$7,858	80	$(4,739)	$(1,469)	$2,650	$562	$3,212

	Year-to-date period ended June 29, 2019
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 29, 2018	421	$105	$895	$7,652	77	$(4,551)	$(1,500)	$2,601	$558	$3,159
Common stock repurchases					4	(220)		(220)		(220)
Net income				568				568	9	577
Sale of subsidiary shares to noncontrolling interest								—	1	1
Dividends declared ($1.12 per share)				(380)				(380)		(380)
Distributions to noncontrolling interest								—	(9)	(9)
Other comprehensive income							53	53	3	56
Reclassification of tax effects relating to U.S. tax reform				22			(22)	—		—
Stock compensation			29					29		29
Stock options exercised and other			(29)	(4)	(1)	32		(1)		(1)
Balance, June 29, 2019	421	$105	$895	$7,858	80	$(4,739)	$(1,469)	$2,650	$562	$3,212

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY (cont.)
(millions)

	Quarter ended June 30, 2018
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, March 31, 2018	421	$105	$852	$7,334	74	$(4,346)	$(1,407)	$2,538	$16	$2,554
Common stock repurchases					1	(50)		(50)		(50)
Net income				596				596	3	599
Acquisition of noncontrolling interest - Multipro								—	552	552
Dividends declared ($0.54 per share)				(187)				(187)		(187)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income							(94)	(94)	(4)	(98)
Stock compensation			14					14		14
Stock options exercised and other			—	—	(1)	21		21		21
Balance, June 30, 2018	421	$105	$866	$7,743	74	$(4,375)	$(1,501)	$2,838	$566	$3,404

	Year-to-date period ended June 30, 2018
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 30, 2017	421	$105	$878	$7,069	75	$(4,417)	$(1,457)	$2,178	$16	$2,194
Common stock repurchases					1	(50)		(50)		(50)
Net income				1,040				1,040	3	1,043
Acquisition of noncontrolling interest - Multipro								—	552	552
Dividends declared ($1.08 per share)				(374)				(374)		(374)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income							(44)	(44)	(4)	(48)
Stock compensation			30	—				30		30
Stock options exercised and other			(42)	8	(2)	92		58		58
Balance, June 30, 2018	421	$105	$866	$7,743	74	$(4,375)	$(1,501)	$2,838	$566	$3,404
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	June 29, 2019	June 30, 2018
Operating activities
Net income	$577	$1,043
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	243	234
Postretirement benefit plan expense (benefit)	(65)	(86)
Deferred income taxes	23	69
Stock compensation	29	30
Gain on unconsolidated entities, net	—	(200)
Other	1	(67)
Postretirement benefit plan contributions	(12)	(274)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(239)	(83)
Inventories	(6)	(38)
Accounts payable	29	64
All other current assets and liabilities	(60)	(245)
Net cash provided by (used in) operating activities	520	447
Investing activities
Additions to properties	(294)	(270)
Acquisitions, net of cash acquired	(8)	(28)
Investments in unconsolidated entities	—	(388)
Acquisition of cost method investments	—	(4)
Purchases of available for sale securities	(16)	—
Sales of available for sale securities	16	—
Other	(25)	29
Net cash provided by (used in) investing activities	(327)	(661)
Financing activities
Net issuances (reductions) of notes payable	391	(76)
Issuances of long-term debt	28	993
Reductions of long-term debt	—	(401)
Net issuances of common stock	12	70
Common stock repurchases	(220)	(50)
Cash dividends	(380)	(374)
Other	(8)	—
Net cash provided by (used in) financing activities	(177)	162
Effect of exchange rate changes on cash and cash equivalents	3	28
Increase (decrease) in cash and cash equivalents	19	(24)
Cash and cash equivalents at beginning of period	321	281
Cash and cash equivalents at end of period	$340	$257

Supplemental cash flow disclosures
Interest paid	$154	$151
Income taxes paid	$157	$76

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$100	$77

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended June 29, 2019 (unaudited)
Note 1 Accounting policies

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

The condensed balance sheet information at December 29, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended June 29, 2019 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with certain third parties to provide accounts payable tracking systems which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into these agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under these arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of June 29, 2019, $823 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $595 million of those payment obligations to participating financial institutions. As of December 29, 2018, $893 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $701 million of those payment obligations to participating financial institutions.

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

Accounting standards to be adopted in future periods
Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15: Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and can be applied retrospectively or prospectively. Early adoption is permitted. The Company is currently assessing the impact of adoption.

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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of June 29, 2019 and December 29, 2018 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $947 million and $900 million remained outstanding under these arrangements as of June 29, 2019 and December 29, 2018, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $7 million and $15 million for the quarter and year-to-date periods ended June 29, 2019, respectively and was $6 million and $12 million for the quarter and year-to-date periods ended June 30, 2018, respectively. The recorded loss is included in Other income and expense.

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $21 million and $93 million remained outstanding under these programs as of June 29, 2019 and December 29, 2018, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in Other income and expense (OIE) and is not material.

Note 3 Divestitures and held for sale
On March 31, 2019, the Company entered into a definitive agreement to sell selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero International S.A. (Ferrero) for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism.  Both the total assets and net assets of the businesses, including a targeted working capital amount is estimated to be approximately $1.3 billion, and is expected to result in an immaterial pre-tax gain when recognized upon closing.
The net assets and liabilities of these businesses were classified as held for sale during the second quarter of 2019. The following table presents the major classes of assets and liabilities classified as held for sale on the Consolidated Balance Sheet as of June 29, 2019:

(millions)	June 29, 2019
Inventory and other assets	$112
Total current assets	112
Property and equipment	227
Goodwill and intangible assets	956
Operating lease right-of-use assets	5
Total noncurrent assets	1,188
Total assets	$1,300

Current operating lease liabilities	$1
Total current liabilities	1
Operating lease liabilities	4
Total liabilities	$5

Note 4 Acquisitions, West Africa investments, goodwill and other intangible assets

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

As a result of the Company’s incremental ownership interest in Multipro and concurrent changes to the shareholders' agreement, the Company has a 51% controlling interest in and is consolidating Multipro. The acquisition was accounted for as a business combination and the assets and liabilities of Multipro were included in the June 29, 2019 and December 29, 2018 Consolidated Balance Sheet and the results of its operations have been included in the Consolidated Statement of Income subsequent to the acquisition date within the AMEA reporting segment. The Multipro investment was previously accounted for under the equity method of accounting and the Company recorded our share of equity income or loss from Multipro within Earnings (loss) from unconsolidated entities. In connection with the business combination, the Company recognized a one-time, non-cash gain in the second quarter of 2018 on the disposition of our previously held equity interest in Multipro of $245 million, which is included within Earnings (loss) from unconsolidated entities.

The Company's June 30, 2018 quarter-to-date and year-to-date consolidated unaudited pro forma historical net sales and net income, as if Multipro had been acquired at the beginning of 2018, exclusive of the non-cash $245 million gain on the disposition of the equity interest recognized in the second quarter of 2018, are estimated as follows:

	Quarter ended	Year-to-date period ended
(millions)	June 30, 2018	June 30, 2018
Net sales	$3,433	$7,043
Net Income attributable to Kellogg Company	$596	$1,040

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

Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer relationships, distribution agreements, and indefinite-lived intangible assets, consisting of brands, are presented in the following tables:

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 29, 2018	$4,611	$346	$218	$875	$6,050
Held for sale	(191)	—	—	—	(191)
Currency translation adjustment	2	1	2	7	12
June 29, 2019	$4,422	$347	$220	$882	$5,871

Intangible assets subject to amortization

Gross carrying amount
(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 29, 2018	$74	$39	$63	$432	$608
Held for sale	(12)	—	—	—	(12)
Currency translation adjustment	—	(2)	1	3	2
June 29, 2019	$62	$37	$64	$435	$598

Accumulated Amortization
December 29, 2018	$39	$18	$12	$18	$87
Amortization	2	1	2	9	14
Held for sale	(12)	—	—	—	(12)
Currency translation adjustment	—	(1)	—	—	(1)
June 29, 2019	$29	$18	$14	$27	$88

Intangible assets subject to amortization, net
December 29, 2018	$35	$21	$51	$414	$521
Amortization	(2)	(1)	(2)	(9)	(14)
Currency translation adjustment	—	(1)	1	3	3
June 29, 2019	$33	$19	$50	$408	$510

For intangible assets in the preceding table, amortization was $14 million and $9 million for the year-to-date periods ended June 29, 2019 and June 30, 2018, respectively. The currently estimated aggregate annual amortization expense for full-year 2019 is approximately $27 million.
Intangible assets not subject to amortization

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 29, 2018	$1,985	$401	$73	$381	$2,840
Held for sale	(765)	—	—	—	(765)
Currency translation adjustment	—	(2)	1	3	2
June 29, 2019	$1,220	$399	$74	$384	$2,077

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

Approximately $46 million of goodwill was re-allocated between the impacted reporting units within Kellogg Europe and Kellogg AMEA related to the transfer of businesses between these operating segments. The Company performed a goodwill evaluation of the impacted reporting units on a before and after basis and concluded that the fair value of the impacted reporting units exceeded their carrying values.

Additionally, during the first quarter of 2019, the Company determined that it was more likely than not that the Company would be selling its selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses within the North America reporting unit. As a result, the Company performed a goodwill impairment evaluation on the North America reporting unit in the first quarter of 2019 and concluded that the fair value exceeded the carrying value of the reporting unit. During the second quarter of 2019, the Company entered into a definitive agreement to sell the businesses to Ferrero. In connection with the execution of the definitive agreement, the net assets and liabilities of these businesses, included in the North America reporting unit, were classified as held for sale including $191 million of Goodwill and $765 million of Net Intangibles.
Note 5 Restructuring Programs
The Company views its restructuring programs as part of its operating principles to provide greater visibility in achieving its long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a 3 to 5-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation.
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

During the quarter and year-to-date period ended June 29, 2019, the Company recorded total net charges of $15 million and $23 million, respectively related to Project K. During the quarter and year-to-date period ended June 30, 2018, the Company recorded total net charges of $5 million and $25 million, respectively related to Project K.

Since the inception of Project K, the Company has recognized charges of $1,543 million that have been attributed to the program. The charges consist of $6 million recorded as a reduction of revenue, $910 million recorded in cost of goods sold (COGS), $794 million recorded in selling, general and administrative (SG&A) expense, and $(167) million recorded in OIE.

Other Programs
During the second quarter of 2019, the Company announced a reorganization plan for the European reportable segment designed to simplify the organization, increase organizational efficiency, and enhance key processes. The overall project is expected to be substantially completed by December 31, 2020.
The project is expected to result in cumulative pretax net charges of approximately $50 million, including certain non-cash credits. Cash costs are expected to be approximately $57 million. The total expected charges will include severance and other termination benefits and charges related to relocation, third party legal and consulting fees, and contract termination costs.
During the quarter ended June 29, 2019, the Company recorded total charges of $32 million related to this initiative. The charges were recorded in SG&A expense.
Additionally during the second quarter of 2019, the Company announced a reorganization plan which primarily impacts the North America reportable segment. The reorganization plan is designed to simplify the organization that supports the remaining North America reportable segment after the divestiture and related transition. The overall project is expected to be substantially completed by December 31, 2020.
The overall project is expected to result in cumulative pretax charges of approximately $35 million. Cash costs are expected to approximate the pretax charges. Total expected charges will include severance and other termination benefits and charges related to third party consulting fees.
During the quarter ended June 29, 2019, the Company recorded total charges of $18 million related to this initiative. The charges were recorded in SG&A expense.

All Programs
During the quarter ended June 29, 2019, the Company recorded total net charges of $65 million across all restructuring programs. The charges were comprised of $11 million of expense recorded in COGS, $54 million of expense recorded in SG&A expense. During the year-to-date period ended June 29, 2019, the Company recorded total charges of $73 million across all restructuring programs. The charges were comprised of $17 million recorded in COGS and $56 million recorded in SG&A expense.
During the quarter ended June 30, 2018, the Company recorded total net charges of $5 million across all restructuring programs. The charges were comprised of $(4) million net gain recorded in COGS, $9 million recorded in SG&A expense. During the year-to-date period ended June 30, 2018, the Company recorded total charges of $25 million across all restructuring programs. The charges were comprised of $9 million recorded in COGS and $16 million recorded in SG&A expense.

The tables below provide the details for charges incurred during the quarters ended June 29, 2019 and June 30, 2018 and program costs to date for all programs currently active as of June 29, 2019.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019
Employee related costs	$45	$1	$42	$5	$639
Pension curtailment (gain) loss, net	—	—	—	—	(167)
Asset related costs	7	(14)	10	(10)	295
Asset impairment	—	—	—	—	169
Other costs	13	18	21	30	657
Total	$65	$5	$73	$25	$1,593

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018	June 29, 2019
North America	$28	$12	$32	$22	$1,054
Europe	33	(13)	34	(6)	367
Latin America	2	2	4	4	46
AMEA	2	3	3	3	101
Corporate	—	1	—	2	25
Total	$65	$5	$73	$25	$1,593

Employee related costs consist primarily of severance and related benefits. Pension curtailment (gain) loss consists of curtailment gains or losses that resulted from project initiatives. Asset related costs consist primarily of accelerated depreciation. Asset impairments were recorded for fixed assets that were determined to be impaired and were written down to their estimated fair value. Other costs consist of third-party incremental costs related to the development and implementation of enhanced global structures and capabilities.
At June 29, 2019 total project reserves were $104 million, related to severance payments and other costs of which a substantial portion will be paid in 2019. The following table provides details for exit cost reserves.

	Employee Related Costs	Pension curtailment (gain) loss, net	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 29, 2018	$93	$—	$—	$1	$10	$104
2019 restructuring charges	42	—	—	10	21	73
Cash payments	(35)	—	—	(5)	(29)	(69)
Non-cash charges and other	—	—	—	(4)	—	(4)
Liability as of June 29, 2019	$100	$—	$—	$2	$2	$104

Note 6 Equity
Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. There were 15 million and 14 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended June 29, 2019. There were 9 million and 6 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended June 30, 2018. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarters ended June 29, 2019 and June 30, 2018.

Share repurchases
In December 2017, the board of directors approved a new authorization to repurchase up to $1.5 billion of our common stock beginning in January 2018 through December 2019. As of June 29, 2019, $960 million remains available under the authorization.
During the year-to-date period ended June 29, 2019, the Company repurchased approximately 4 million shares of common stock for a total of $220 million. During the year-to-date period ended June 30, 2018, the Company repurchased less than 1 million shares of common stock for a total of $50 million.
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
Reclassifications out of AOCI for the quarter and year-to-date periods ended June 29, 2019 and June 30, 2018, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended June 29, 2019	Year-to-date period ended June 29, 2019
(Gains) losses on cash flow hedges:
Interest rate contracts	$2	$3	Interest expense
	$2	$3	Total before tax
	(1)	(1)	Tax expense (benefit)
	$1	$2	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gain) loss	$(1)	$(2)	OIE
	$(1)	$(2)	Total before tax
	1	1	Tax expense (benefit)
	$—	$(1)	Net of tax
Total reclassifications	$1	$1	Net of tax

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended June 30, 2018	Year-to-date period ended June 30, 2018
(Gains) losses on cash flow hedges:
Interest rate contracts	$2	$4	Interest expense
	$2	$4	Total before tax
	(1)	(1)	Tax expense (benefit)
	$1	$3	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$(1)	$(2)	See Note 8 for further details
	$(1)	$(2)	Total before tax
	—	—	Tax expense (benefit)
	$(1)	$(2)	Net of tax
Total reclassifications	$—	$1	Net of tax

Accumulated other comprehensive income (loss), net of tax, as of June 29, 2019 and December 29, 2018 consisted of the following:

(millions)	June 29, 2019	December 29, 2018
Foreign currency translation adjustments	$(1,431)	$(1,467)
Cash flow hedges — unrealized net gain (loss)	(65)	(53)
Postretirement and postemployment benefits:
Net experience gain (loss)	21	23
Prior service credit (cost)	3	(3)
Available-for-sale securities unrealized net gain (loss)	3	—
Total accumulated other comprehensive income (loss)	$(1,469)	$(1,500)

Note 7 Leases

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

The Company recorded operating lease costs of $32 million and $64 million for the quarter and year-to-date periods ended June 29, 2019. Lease related costs associated with variable rent, short-term leases, and sale-leaseback arrangements, as well as sublease income, are each immaterial.

(millions)	Quarter ended June 29, 2019	Year-to-date period ended June 29, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$32	$63
Right-of-use assets obtained in exchange for new operating lease liabilities	$8	$20

Weighted-average remaining lease term - operating leases	6 years
Weighted-average discount rate - operating leases	3.1%

At June 29, 2019, future maturities of operating leases were as follows:

(millions)	Operating leases
2019 (six months remaining)	65
2020	99
2021	75
2022	59
2023	47
2024 and beyond	124
Total minimum payments	$469
Less interest	$(40)
Less leases accounted for as held for sale	$(5)
Present value of lease liabilities	$424

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

As previously disclosed in our 2018 Annual Report on Form 10-K and under previous lease standard (Topic 840), at December 29, 2018, future minimum annual lease commitments under non-cancelable operating leases were as follows:

(millions)	Operating leases
2019	121
2020	97
2021	73
2022	57
2023	48
2024 and beyond	129
Total minimum payments	$525

Rent expense on operating leases for the year ended December 29, 2018 was $133 million.

Note 8 Debt
The following table presents the components of notes payable at June 29, 2019 and December 29, 2018:

	June 29, 2019		December 29, 2018
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate (a)
U.S. commercial paper	$355	2.55%	$15	2.75%
Bank borrowings	213		161
Total	$568		$176

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
The Company classifies pre-tax stock compensation expense in COGS and SG&A expense principally within its Corporate segment. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Pre-tax compensation expense	$18	$16	$32	$33
Related income tax benefit	$5	$4	$8	$8

During the year-to-date period ended June 29, 2019, the Company granted approximately 0.9 million restricted stock units at a weighted average cost of $56 per share and 2.8 million non-qualified stock options at a weighted average cost of $7 per share. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2018 Annual Report on Form 10-K.
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
A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of organic net sales growth achievement. Compensation cost related to organic net sales growth performance is revised for changes in the expected outcome. The 2019 target grant currently corresponds to approximately 239,000 shares, with a grant-date fair value of $59 per share.
The 2016 performance share award, payable in stock, was settled at 85% of target in February 2019 for a total dollar equivalent of $6 million.

Note 10 Employee benefits
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
Pension

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$9	$22	$18	$44
Interest cost	44	41	89	83
Expected return on plan assets	(83)	(90)	(168)	(182)
Amortization of unrecognized prior service cost	2	2	4	4
Recognized net (gain) loss	10	(2)	11	(11)
Net periodic benefit cost	$(18)	$(27)	$(46)	$(62)

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$4	$4	$7	$9
Interest cost	10	9	20	18
Expected return on plan assets	(21)	(23)	(42)	(47)
Amortization of unrecognized prior service (gain)	(2)	(2)	(4)	(4)
Total postretirement benefit (income) expense	$(9)	$(12)	$(19)	$(24)

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Service cost	$1	$1	$2	$2
Interest cost	1	—	1	—
Recognized net (gain) loss	(1)	(1)	(2)	(2)
Total postemployment benefit expense	$1	$—	$1	$—

For the year-to-date period ended June 29, 2019, the Company recognized a loss of $11 million related to the remeasurement of a U.S. pension plan as current year distributions are expected to exceed service and interest costs resulting in settlement accounting for that particular plan. The amount of the remeasurement loss recognized was due primarily to an unfavorable change in the discount rate.

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
June 29, 2019	$3	$4	$7
June 30, 2018	$251	$4	$255
Year-to-date period ended:
June 29, 2019	$4	$8	$12
June 30, 2018	$266	$8	$274
Full year:
Fiscal year 2019 (projected)	$7	$18	$25
Fiscal year 2018 (actual)	$270	$17	$287

Prior year contributions included $250 million of pre-tax discretionary contributions to U.S. plans in the second quarter of 2018 designated for the 2017 tax year. Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.
Note 11 Income taxes
The consolidated effective tax rate for the quarter ended June 29, 2019 was 20% as compared to 15% in the same quarter of the prior year. The effective tax rate for the second quarter of 2018 benefited $31 million due to discretionary pension contributions made in the second quarter of 2018 totaling $250 million, which were designated as 2017 tax year contributions.

The consolidated effective tax rate for the year-to-date periods ended June 29, 2019 and June 30, 2018 was 20% and 14%, respectively. The effective tax rate for the year-to-date period ended June 30, 2018 benefited from a discretionary pension contribution and a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring.

As of June 29, 2019, the Company classified $10 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $2 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of June 29, 2019 was $97 million, unchanged from year-end. Of this balance, $87 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

The accrual balance for tax-related interest was approximately $22 million at June 29, 2019.

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

Total notional amounts of the Company’s derivative instruments as of June 29, 2019 and December 29, 2018 were as follows:

(millions)	June 29, 2019	December 29, 2018
Foreign currency exchange contracts	$1,623	$1,863
Cross-currency contracts	1,363	1,197
Interest rate contracts	1,507	1,608
Commodity contracts	322	417
Total	$4,815	$5,085

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at June 29, 2019 and December 29, 2018, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of June 29, 2019 or December 29, 2018.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of June 29, 2019 and December 29, 2018:
Derivatives designated as hedging instruments

	June 29, 2019			December 29, 2018
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other assets	$—	$95	$95	$—	$79	$79
Interest rate contracts:
Other assets (a)	—	6	6	—	17	17
Total assets	$—	$101	$101	$—	$96	$96
Liabilities:
Interest rate contracts:
Other liabilities (a)	—	—	—	—	(22)	(22)
Total liabilities	$—	$—	$—	$—	$(22)	$(22)

(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $0.7 billion and $1.6 billion as of June 29, 2019 and December 29, 2018, respectively.

Derivatives not designated as hedging instruments

	June 29, 2019			December 29, 2018
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$10	$10	$—	$3	$3
Commodity contracts:
Other current assets	3	—	3	3	—	3
Total assets	$3	$10	$13	$3	$3	$6
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(10)	$(10)	$—	$(4)	$(4)
Other liabilities	—	(1)	(1)	—	—	—
Interest rate contracts:
Other liabilities	—	(14)	(14)	—	—	—
Commodity contracts:
Other current liabilities	(8)	—	(8)	(9)	—	(9)
Total liabilities	$(8)	$(25)	$(33)	$(9)	$(4)	$(13)

The Company has designated its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $2.6 billion as of June 29, 2019 and December 29, 2018.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of June 29, 2019 and December 29, 2018.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		June 29, 2019	December 29, 2018	June 29, 2019	December 29, 2018
Interest rate contracts	Current maturities of long-term debt	$501	$503	$1	$3
Interest rate contracts	Long-term debt	$3,388	$3,354	$22	$(18)
(a) The current maturities of hedged long-term debt includes $1 million and $3 million of hedging adjustment on discontinued hedging relationships as of June 29, 2019 and December 29, 2018, respectively. The hedged long-term debt includes $16 million and $(12) million of hedging adjustment on discontinued hedging relationships as of June 29, 2019 and December 29, 2018, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of June 29, 2019 and December 29, 2018 would be adjusted as detailed in the following table:

As of June 29, 2019:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$114	$(25)	$(7)	$82
Total liability derivatives	$(33)	$25	$—	$(8)

As of December 29, 2018:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$102	$(27)	$(2)	$73
Total liability derivatives	$(35)	$27	$—	$(8)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended June 29, 2019 and June 30, 2018 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign currency denominated long-term debt	$(35)	$146	$—	$—
Cross-currency contracts	23	35	8	3	Interest expense
Total	$(12)	$181	$8	$3
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		June 29, 2019	June 30, 2018
Foreign currency exchange contracts	COGS	$1	$4
Commodity contracts	COGS	40	(8)
Total		$41	$(4)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended June 29, 2019 and June 30, 2018 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Foreign currency denominated long-term debt	$16	$73	$—	$—
Cross-currency contracts	15	27	16	6	Other income (expense), net
Total	$31	$100	$16	$6
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		June 29, 2019	June 30, 2018
Foreign currency exchange contracts	COGS	$(10)	$7
Foreign currency exchange contracts	Other income (expense), net	(1)	(4)
Foreign currency exchange contracts	SGA	—	1
Commodity contracts	COGS	8	(3)
Total		$(3)	$1

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended June 29, 2019 and June 30, 2018:

	June 29, 2019	June 30, 2018
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$75	$72
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(13)	(7)
Derivatives designated as hedging instruments	13	7

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(2)	(2)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended June 29, 2019 and June 30, 2018:

	June 29, 2019	June 30, 2018
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$149	$141
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(37)	25
Derivatives designated as hedging instruments	37	(21)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(3)	(4)
During the next 12 months, the Company expects $5 million of net deferred losses reported in AOCI at June 29, 2019 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on June 29, 2019 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of June 29, 2019 triggered by credit-risk-related contingent features.

Other fair value measurements

The following is a summary of the carrying and market values of the Company's available for sale securities:

	June 29, 2019			December 29, 2018
		Unrealized			Unrealized
(millions)	Cost	Gain (Loss)	Market Value	Cost	Gain (Loss)	Market Value
Corporate bonds	$60	$3	$63	$59	$—	$59

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

The investments are recorded within Other current assets and Other assets on the Consolidated Balance Sheet, based on the maturity of the individual security. The maturity dates of the securities range from 2020 to 2028.

Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $8.7 billion and $8.3 billion, respectively, as of June 29, 2019. The fair value and carrying value of the Company's long-term debt were both $8.2 billion as of December 29, 2018.
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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company. As of June 29, 2019, the Company was not in a material net asset position with any counterparties with which a master netting agreement would apply.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of June 29, 2019, the Company had no collateral posting requirements related to reciprocal collateralization agreements and collected approximately $19 million of collateral related to reciprocal collaterization agreements which is reflected as an increase in other liabilities. As of June 29, 2019 the Company posted $12 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 20% of consolidated trade receivables at June 29, 2019.
Note 13 Reportable segments
Kellogg Company is the world’s leading producer of cereal, second largest producer of crackers, and a leading producer of savory snacks and frozen foods. Additional product offerings include toaster pastries, cereal bars, cookies, veggie foods and noodles. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States, United Kingdom, and Nigeria.

On December 30, 2018 the Company reorganized its North American business. The reorganization eliminated the legacy business unit structure and internal reporting. In addition, the Company changed the internal reporting provided to the chief operating decision maker (CODM) and segment manager. As a result, the Company reevaluated its operating segments. In conjunction with the reorganization, certain global research and development resources and related activities were transferred from the North America business to Corporate. Prior period segment results were not restated for the transfer as the impacts were not considered material.

In addition, the Company transferred its Middle East, North Africa, and Turkey businesses from Kellogg Europe to Kellogg AMEA, effective December 30, 2018. This consolidated the Company's Africa business under a single regional management team. All comparable prior periods have been restated to reflect the change. For the quarter and year-to-date periods ended June 30, 2018, the change resulted in $62 million and $129 million, respectively, of reported net sales and $10 million and $24 million, respectively, of reported operating profit transferring from Kellogg Europe to Kellogg AMEA.
The Company manages its operations through four operating segments that are based on geographic location – North America which includes U.S. businesses and Canada; Europe which consists principally of European countries; Latin America which consists of Central and South America and includes Mexico; and AMEA (Asia Middle East Africa) which consists of Africa, Middle East, Australia and other Asian and Pacific markets. These operating segments also represent our reportable segments.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Net sales
North America	$2,148	$2,127	$4,437	$4,457
Europe	541	559	1,038	1,079
Latin America	239	239	464	471
AMEA	533	435	1,044	754
Consolidated	$3,461	$3,360	$6,983	$6,761
Operating profit
North America*	$322	$385	$702	$784
Europe	36	87	96	147
Latin America	17	20	38	42
AMEA	45	38	92	79
Total Reportable Segments	420	530	928	1,052
Corporate*	(23)	(56)	(150)	(68)
Consolidated	$397	$474	$778	$984

* Corporate in 2019 includes the cost of certain global research and development activities that were previously included in the North America reportable segment in 2018 that totaled approximately $12 million and $24 million for the quarter and year-to-date periods, respectively.
Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Snacks	$1,741	$1,684	$3,521	$3,458
Cereal	1,256	1,304	2,531	2,655
Frozen	256	247	527	523
Noodles and other	208	125	404	125
Consolidated	$3,461	$3,360	$6,983	$6,761

Note 14 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	June 29, 2019 (unaudited)	December 29, 2018
Trade receivables	$1,409	$1,163
Allowance for doubtful accounts	(9)	(10)
Refundable income taxes	18	28
Other receivables	225	194
Accounts receivable, net	$1,643	$1,375
Raw materials and supplies	$327	$339
Finished goods and materials in process	907	991
Inventories	$1,234	$1,330
Property	$8,814	$9,173
Accumulated depreciation	(5,288)	(5,442)
Property, net	$3,526	$3,731
Pension	$267	$228
Deferred income taxes	256	246
Other	648	594
Other assets	$1,171	$1,068
Accrued income taxes	$10	$48
Accrued salaries and wages	243	309
Accrued advertising and promotion	603	557
Current liabilities held for sale	1	—
Other	552	502
Other current liabilities	$1,409	$1,416
Income taxes payable	$118	$115
Nonpension postretirement benefits	36	34
Noncurrent liabilities held for sale	4	—
Other	330	355
Other liabilities	$488	$504

Note 15 Subsequent events
On July 24, 2019, the Company announced a tender offer to purchase for cash any and all of the $$500 million 4.15% Senior Notes due November 2019, plus up to $500 million of aggregate principal of its 4.0% Senior Notes due December 2020, 3.25% Senior Notes due May 2021, 2.65% Senior Notes due May 2023, and 3.4% Senior Notes due November 2027.

On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism.  Both the total assets and net assets of the businesses, including a targeted working capital amount is estimated to be approximately $1.3 billion, and resulted in an immaterial pre-tax gain upon closing. After-tax proceeds from the divestiture are expected to be utilized to repay debt.

In conjunction with the completion of the sale, the Company incurred closing costs of approximately $15 million in the third quarter and expects to incur a cash tax liability of approximately $260 million to be paid in the fourth quarter of 2019.

Subsequent to quarter end, the Company is no longer obligated to contribute to certain multi-employer pension plans and it is probable it will incur a withdrawal liability estimated at $110 million related to its exit from these plans. This amount represents management's best estimate. Actual results could differ. The cash obligation is payable over a maximum period of 20 years; management has not determined the actual period over which payments will be made.

KELLOGG COMPANY
PART I—FINANCIAL INFORMATION
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Kellogg Company, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in Item 1 of this report. Our MD&A references consumption and net sales in discussing our sales trends for certain categories and brands.  We record net sales upon delivery of shipments to our customers.  Consumption refers to consumer purchases of our products from our customers, and is based on third party consumption data.

For more than 100 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. These foods include snacks, such as crackers, savory snacks, toaster pastries, cereal bars and bites, cookies; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods, and noodles.
Kellogg products are manufactured and marketed globally.

Segments
On December 30, 2018 we reorganized our North American business. The reorganization eliminated the legacy business unit structure and internal reporting. In addition, we changed the internal reporting provided to the chief operating decision maker (CODM) and segment manager. As a result, we reevaluated our operating segments. In conjunction with the reorganization, certain global research and development resources and related activities were transferred from the North America business to Corporate. Prior period segment results were not restated for the transfer as the impacts were not considered material.

In addition, we transferred our Middle East, North Africa, and Turkey businesses from Kellogg Europe to Kellogg AMEA, effective December 30, 2018. This consolidated all of the Company's Africa business under a single regional management team. All comparable prior periods have been restated to reflect the change. For the quarter and year-to-date periods ended June 30, 2018, the change resulted in $62 million and $129 million, respectively, of reported net sales and $10 million and $24 million, respectively, of reported operating profit transferring from Europe to AMEA.

On March 31, 2019, we entered into a stock and asset purchase agreement with Ferrero International S.A. (“Ferrero”), pursuant to which, subject to the satisfaction or waiver of certain conditions, we will divest to Ferrero selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses for $1.3 billion in cash, on a cash-free, debt-free basis and subject to a working capital adjustment mechanism. On July 28, 2019, we completed the sale of the businesses to Ferrero.

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

•
Currency-neutral net sales and organic net sales: We adjust the GAAP financial measure to exclude the impact of foreign currency, resulting in currency-neutral sales. In addition, we exclude the impact of acquisitions, dispositions, and foreign currency, resulting in organic net sales. We excluded the items which we believe may obscure trends in our underlying net sales performance. By providing these non-GAAP net sales measures, management intends to provide investors with a meaningful, consistent comparison of net sales performance for the Company and each of our reportable segments for the periods presented. Management uses these non-GAAP measures to evaluate the effectiveness of initiatives behind net sales growth, pricing realization, and the impact of mix on our business results. These non-GAAP measures are also used to make decisions regarding the future direction of our business, and for resource allocation decisions.

•
Adjusted: operating profit, net income, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•
Currency-neutral adjusted: gross profit, gross margin, operating profit, net income, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•
Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market benefit of $35 million and a pre-tax mark-to-market expense of $6 million for the quarter and year-to-date periods ended June 29, 2019, respectively. Included within the aforementioned was a pre-tax mark-to-market expense for pension plans of $11 million and $10 million for the quarter and year-to-date periods ended June 29, 2019, respectively. We also recorded a pre-tax mark-to-market benefit of $5 million and $44 million for the quarter and year-to-date periods ended June 30, 2018, respectively. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $2 million and $27 million for the quarter and year-to-date periods ended June 30, 2018, respectively.

Project K
Project K continued generating savings used to invest in key strategic areas of focus for the business. We recorded pre-tax charges related to this program of $15 million and $23 million for the quarter and year-to-date periods ended June 29, 2019 respectively. We also recorded pre-tax charges related to this program of $5 million and $25 million for the quarter and year-to-date periods ended June 30, 2018, respectively.

See the Restructuring Programs section for more information.

Brexit impacts
With the uncertainty of the United Kingdom (U.K.) exiting the European Union (EU), commonly referred to as Brexit, we have begun preparations to proactively prepare for the potential adverse impacts of Brexit, such as delays at ports of entry and departure. As a result, we incurred pre-tax charges of $3 million and $6 million for the quarter and year-to-date periods ended June 29, 2019, respectively.

Business and portfolio realignment
One-time costs related to: pending and prospective divestitures and acquisitions, including the divestiture of our cookies, fruit snacks, pie crusts, and ice-cream cone businesses; reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; and investments in enhancing capabilities prioritized by our Deploy for Growth strategy. We incurred pre-tax charges related, primarily to reorganizations, of $83 million and $114 million for the quarter and year-to-date periods ended June 29, 2019, respectively.

Acquisitions
In May of 2018, the Company acquired an incremental 1% ownership interest in Multipro, which along with concurrent changes to the shareholders' agreement, resulted in the Company now having a 51% controlling interest in and began consolidating Multipro, a leading distributor of a variety of food products in Nigeria and Ghana. In our AMEA reportable segment, for the quarter and year-to-date periods ended June 29, 2019, the acquisition added $73 million and $271 million, respectively, in net sales that impacted the comparability of our reported results.

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

Financial results
For the quarter ended June 29, 2019, our reported net sales improved by 3.0% due primarily to the consolidation of Multipro results (May 2018). These impacts were partially offset by unfavorable foreign currency which reduced net sales 1.9 percentage points. Organic net sales increased 2.3% from the prior year after excluding the impact of Multipro and foreign currency, due to growth in our international businesses and favorable pricing/mix.

Second quarter reported operating profit decreased 16% versus the year-ago quarter, driven primarily by higher input costs and higher Project K and business and portfolio realignment costs in the current quarter, as well as unfavorable foreign currency, partially offset by favorable mark-to-market impacts. Currency-neutral adjusted operating profit decreased 3.8% after excluding foreign currency, mark-to-market, Project K, business and portfolio realignment, and Brexit.

Reported diluted EPS of $0.84 for the quarter was down 51% compared to the prior year quarter of $1.71 due primarily to higher input costs, higher Project K and business and portfolio realignment costs in the current quarter, unfavorable foreign currency, and lower expected return on pension assets, partially offset by favorable mark-to-market. Currency-neutral adjusted diluted EPS of $1.00 decreased by 12% compared to prior year quarter of $1.14, after excluding the impact of foreign currency, mark-to-market, Project K, business and portfolio realignment, and Brexit.
Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Reported net income	$286	$596	$568	$1,040
Mark-to-market (pre-tax)	35	5	(6)	44
Project K (pre-tax)	(15)	(5)	(23)	(25)
Brexit impacts (pre-tax)	(3)	—	(6)	—
Business and portfolio realignment (pre-tax)	(83)	—	(114)	—
Income tax impact applicable to adjustments, net*	15	—	34	(3)
Gain from unconsolidated entities, net	—	200	—	200
Adjusted net income	$337	$396	$683	$824
Foreign currency impact	(6)		(17)
Currency-neutral adjusted net income	$343	$396	$700	$824
Reported diluted EPS	$0.84	$1.71	$1.66	$2.99
Mark-to-market (pre-tax)	0.10	0.01	(0.02)	0.13
Project K (pre-tax)	(0.05)	(0.01)	(0.07)	(0.07)
Brexit impacts (pre-tax)	(0.01)	—	(0.02)	—
Business and portfolio realignment (pre-tax)	(0.24)	—	(0.33)	—
Income tax impact applicable to adjustments, net*	0.05	—	0.10	(0.01)
Gain from unconsolidated entities, net	—	0.57	—	0.57
Adjusted diluted EPS	$0.99	$1.14	$2.00	$2.37
Foreign currency impact	(0.01)		(0.05)
Currency-neutral adjusted diluted EPS	$1.00	$1.14	$2.05	$2.37
Currency-neutral adjusted diluted EPS growth	(12.3)%		(13.5)%
Note: Tables may not foot due to rounding.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the second quarter of 2019 versus 2018:

Quarter ended June 29, 2019
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,148	$541	$239	$533	$—	$3,461
Foreign currency impact on total business (inc)/dec	(4)	(28)	(5)	(25)	—	(62)
Currency-neutral net sales	$2,151	$569	$245	$558	$—	$3,524
Acquisitions	—	—	—	73	—	73
Foreign currency impact on acquisitions (inc)/dec	—	—	—	13	—	13
Organic net sales	$2,151	$569	$245	$471	$—	$3,437

Quarter ended June 30, 2018
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,127	$559	$239	$435	$—	$3,360

% change - 2019 vs. 2018:
Reported growth	1.0%	(3.2)%	0.2%	22.6%	—%	3.0%
Foreign currency impact on total business (inc)/dec	(0.1)%	(5.0)%	(2.1)%	(5.8)%	—%	(1.9)%
Currency-neutral growth	1.1%	1.8%	2.3%	28.4%	—%	4.9%
Acquisitions	—%	—%	—%	16.9%	—%	2.2%
Foreign currency impact on acquisitions (inc)/dec	—%	—%	—%	3.0%	—%	0.4%
Organic growth	1.1%	1.8%	2.3%	8.5%	—%	2.3%
Volume (tonnage)	(1.8)%	1.3%	(2.1)%	—%	—%	(1.0)%
Pricing/mix	2.9%	0.5%	4.4%	8.5%	—%	3.3%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended June 29, 2019
(millions)	North America*	Europe	Latin America	AMEA	Corporate*	Kellogg Consolidated
Reported operating profit	$322	$36	$17	$45	$(23)	$397
Mark-to-market	—	—	—	—	46	46
Project K	(10)	—	(2)	(3)	—	(15)
Brexit impacts	—	(3)	—	—	—	(3)
Business and portfolio realignment	(42)	(32)	(2)	(2)	(5)	(83)
Adjusted operating profit	$374	$72	$22	$49	$(64)	$452
Foreign currency impact	—	(3)	—	(2)	—	(6)
Currency-neutral adjusted operating profit	$373	$75	$22	$51	$(64)	$458

Quarter ended June 30, 2018
(millions)	North America*	Europe	Latin America	AMEA	Corporate*	Kellogg Consolidated
Reported operating profit	$385	$87	$20	$38	$(56)	$474
Mark-to-market	—	—	—	—	3	3
Project K	(12)	13	(2)	(3)	(1)	(5)
Adjusted operating profit	$397	$74	$22	$41	$(58)	$476

% change - 2019 vs. 2018:
Reported growth	(16.6)%	(58.4)%	(12.8)%	16.3%	60.8%	(16.2)%
Mark-to-market	—%	—%	—%	—%	77.2%	9.4%
Project K	(0.2)%	(7.7)%	(0.6)%	(0.2)%	2.2%	(2.7)%
Brexit impacts	—%	(3.6)%	—%	—%	—%	(0.5)%
Business and portfolio realignment	(10.5)%	(43.8)%	(8.4)%	(5.0)%	(8.0)%	(17.3)%
Adjusted growth	(5.9)%	(3.3)%	(3.8)%	21.5%	(10.6)%	(5.1)%
Foreign currency impact	—%	(5.0)%	0.7%	(5.6)%	0.2%	(1.3)%
Currency-neutral adjusted growth	(5.9)%	1.7%	(4.5)%	27.1%	(10.8)%	(3.8)%
Note: Tables may not foot due to rounding.
* Corporate in 2019 includes the cost of certain global research and development activities that were previously included in the North America reportable segment in 2018 that totaled approximately $12 million.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales increased 1.0% versus the comparable quarter of 2018 due primarily to favorable pricing/mix partially offset by lower volume. Currency-neutral net sales increased 1.1% after excluding the impact of foreign currency.

Net sales % change - second quarter 2019 vs. 2018:
North America	Reported net sales	Foreign currency	Currency-neutral net sales
Snacks	3.6%	(0.1)%	3.7%
Cereal	(4.8)%	(0.3)%	(4.5)%
Frozen	3.1%	(0.1)%	3.2%

North America snacks currency-neutral net sales increased 3.7% in the quarter due to sustained momentum and innovations in key brands, including Pringles, Cheez-It, Rice Krispies Treats, Pop-Tarts, and RXBAR.

North America cereal currency-neutral net sales declined by 4.5% largely due to reduced promotional activity during our second and final wave of pack-size harmonization as well as category softness.

Frozen foods currency-neutral net sales increased 3.2%, led by innovation and effective commercial programs for Morningstar Farms veggie foods and Eggo waffles and french toast.

North America reported operating profit decreased 16.6% due to higher input costs, business and portfolio realignment charges during the quarter and lower net sales in cereal. Currency-neutral adjusted operating profit declined 5.9% after excluding the impact of Project K, business and portfolio realignment, and foreign currency. Additionally, North America operating profit benefited from the transfer of certain global research and development activities from North America to Corporate at the beginning of 2019.

Europe
Reported net sales decreased 3.2% due primarily to unfavorable foreign currency. Currency-neutral net sales increased 1.8% after excluding the impact of foreign currency, driven by higher volume and favorable price/mix.

Growth was driven by snacks, led by Pringles, as well as higher net sales in Russia. Growth was partially offset by modest declines in certain developed markets' cereal and wholesome snacks businesses.

Reported operating profit decreased 58% due primarily to business and portfolio realignment costs as well as unfavorable foreign currency. Currency-neutral adjusted operating profit increased 1.7% after excluding the impact of foreign currency, and costs related to Project K, business and portfolio realignment, and Brexit.

Latin America
Reported net sales increased 0.2% due to favorable pricing/mix partially offset by lower volume and unfavorable foreign currency. Currency-neutral net sales increased 2.3% after excluding the impact of foreign currency.

Cereal net sales growth was led by share growth in Mexico.

Pringles net sales grew in Mexico but were more than offset by lower sales in Argentina related to economic and currency weakness, and in Caribbean/Central America due to economic conditions and a distributor transition.

Reported operating profit decreased 12.8% due primarily to business and portfolio realignment charges during the quarter, higher input costs, and investments in capabilities. Currency-neutral adjusted operating profit decreased 4.5% after excluding the impact of foreign currency, Project K, and business and portfolio realignment.

AMEA
Reported net sales improved 22.6% due to higher volume from the consolidation of Multipro results beginning in May 2018, improved price realization, and Pringles growth across the region, particularly in emerging markets, partially offset by unfavorable foreign currency. Organic net sales increased 8.5% after excluding the impact of Multipro and foreign currency.

Multipro posted double-digit reported net sales growth during the quarter and contributed to organic growth beginning in May, lapping last year's consolidation of the business.

Snacks posted solid growth in the quarter, led by sustained momentum in Pringles, which gained share collectively across the region.

Cereal posted growth across the region, with the exception of Australia where shipment timing resulted in a modest decline, but consumption remained positive.

Reported operating profit increased 16% due to the consolidation of Multipro results and higher organic net sales. Currency-neutral adjusted operating profit improved 27% after excluding the impact of Project K, business and portfolio realignment, and foreign currency.

Corporate
Reported operating profit increased $33 million versus the comparable prior year quarter due primarily to favorable mark-to-market impacts. Currency-neutral adjusted operating profit decreased $6 million after excluding the impact of mark-to-market, Project K, and business and portfolio realignment, due primarily to the transfer of certain global research and development activities from North America to Corporate at the beginning of 2019.

Year-to-date period ended June 29, 2019
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$4,437	$1,038	$464	$1,044	$—	$6,983
Foreign currency impact on total business (inc)/dec	(10)	(74)	(22)	(80)	—	(185)
Currency-neutral net sales	$4,446	$1,112	$487	$1,124	$—	$7,169
Acquisitions	—	—	—	271	—	271
Foreign currency impact on acquisitions (inc)/dec	—	—	—	49	—	49
Organic net sales	$4,446	$1,112	$487	$803	$—	$6,848

Year-to-date period ended June 30, 2018
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$4,457	$1,079	$471	$754	$—	$6,761

% change - 2019 vs. 2018:
Reported growth	(0.5)%	(3.8)%	(1.4)%	38.6%	—%	3.3%
Foreign currency impact on total business (inc)/dec	(0.2)%	(6.8)%	(4.7)%	(10.6)%	—%	(2.7)%
Currency-neutral growth	(0.3)%	3.0%	3.3%	49.2%	—%	6.0%
Acquisitions	—%	—%	—%	36.0%	—%	4.0%
Foreign currency impact on acquisitions (inc)/dec	—%	—%	—%	6.6%	—%	0.7%
Organic growth	(0.3)%	3.0%	3.3%	6.6%	—%	1.3%
Volume (tonnage)	(1.7)%	2.0%	(0.8)%	0.2%	—%	(0.7)%
Pricing/mix	1.4%	1.0%	4.1%	6.4%	—%	2.0%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended June 29, 2019
(millions)	North America*	Europe	Latin America	AMEA	Corporate*	Kellogg Consolidated
Reported operating profit	$702	$96	$38	$92	$(150)	$778
Mark-to-market	—	—	—	—	4	4
Project K	(14)	(1)	(4)	(4)	—	(23)
Brexit impacts	—	(6)	—	—	—	(6)
Business and portfolio realignment	(53)	(36)	(2)	(2)	(21)	(114)
Adjusted operating profit	$769	$139	$44	$97	$(132)	$917
Foreign currency impact	(1)	(10)	(1)	(6)	—	(18)
Currency-neutral adjusted operating profit	$769	$149	$45	$103	$(132)	$935

Year-to-date period June 30, 2018
(millions)	North America*	Europe	Latin America	AMEA	Corporate*	Kellogg Consolidated
Reported operating profit	$784	$147	$42	$79	$(68)	$984
Mark-to-market	—	—	—	—	33	33
Project K	(22)	6	(4)	(3)	(2)	(25)
Adjusted operating profit	$806	$141	$46	$82	$(99)	$976

% change - 2019 vs. 2018:
Reported growth	(10.5)%	(34.9)%	(10.3)%	16.0%	(117.8)%	(20.9)%
Mark-to-market	—%	—%	—%	—%	(67.9)%	(2.3)%
Project K	0.8%	(3.8)%	(0.8)%	(0.8)%	2.9%	(0.3)%
Brexit impacts	—%	(4.0)%	—%	—%	—%	(0.6)%
Business and portfolio realignment	(6.6)%	(25.7)%	(4.1)%	(2.6)%	(20.8)%	(11.7)%
Adjusted growth	(4.7)%	(1.4)%	(5.4)%	19.4%	(32.0)%	(6.0)%
Foreign currency impact	(0.1)%	(7.0)%	(1.9)%	(7.5)%	0.1%	(1.8)%
Currency-neutral adjusted growth	(4.6)%	5.6%	(3.5)%	26.9%	(32.1)%	(4.2)%
Note: Tables may not foot due to rounding.
* Corporate in 2019 includes the cost of certain global research and development activities that were previously included in the North America reportable segment in 2018 that totaled approximately $24 million.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales decreased 0.5% versus the comparable year-to-date period of 2018 due primarily to lower volume partially offset by favorable pricing/mix. Organic net sales decreased 0.3% after excluding the impact of foreign currency.

Net sales % change - second quarter year-to-date 2019 vs. 2018:
North America	Reported net sales	Foreign currency	Currency-neutral net sales
Snacks	1.6%	(0.2)%	1.8%
Cereal	(4.8)%	(0.3)%	(4.5)%
Frozen	0.7%	(0.1)%	0.8%

North America snacks currency-neutral net sales increased 1.8% in the year-to-date period due to sustained momentum and innovations in key brands, including Cheez-It, Rice Krispies Treats, Pringles and Pop-Tarts. These impacts were partially offset by the unfavorable impact of the RXBAR recall during the first quarter.

North America cereal currency-neutral net sales declined by 4.5% largely due to reduced promotional activity during two waves of pack-size harmonization during the first half of the year as well as the loss of share of our Special K branded cereals.

North America frozen currency-neutral net sales increased by 0.8%, comparing against a notably strong, double-digit growth in the prior year-to-date period.

North America reported operating profit decreased 10.5% due to higher input costs, lower cereal volume, and business and portfolio realignment charges during the year-to-date period. Currency-neutral adjusted operating profit declined 4.6% after excluding the impact of restructuring, business and portfolio realignment costs, and foreign currency. Additionally, North America operating profit benefited from the transfer of certain global research and development activities from North America to Corporate at the beginning of 2019.

Europe
Reported net sales decreased 3.8% due primarily to unfavorable foreign currency partially offset by higher volume and favorable pricing/mix. Organic net sales increased 3.0% after excluding the impact of foreign currency.

Growth was driven by snacks, led by Pringles, as well as higher net sales in Russia. Growth was partially offset by modest declines in certain developed markets' cereal and wholesome snacks.

Cereal sales declined during the year-to-date period but the decline moderated from the prior year. The declines were primarily due to performance in France and Benelux as cereal grew in most other markets in the region.

As reported operating profit decreased 35% due primarily to business and portfolio realignment costs and unfavorable foreign currency. Currency-neutral adjusted operating profit increased 5.6% after excluding the impact of foreign currency and costs related to Project K, business and portfolio realignment, and Brexit.

Latin America
Reported net sales decreased 1.4% due to favorable pricing/mix partially offset by lower volume and unfavorable foreign currency. Organic net sales increased 3.3% after excluding the impact of foreign currency.

Growth was driven by Mexico cereal and Parati in Brazil. Mexico's cereal net sales growth continues to accelerate behind strong commercial programs, effective in-store execution, and continued expansion in high-frequency stores. Parati posted growth in net sales and share during the quarter in key categories.

Reported operating profit decreased 10.3% due primarily to higher input costs and investments. Currency-neutral adjusted operating profit decreased 3.5% after excluding the impact of foreign currency, Project K, and business and portfolio realignment.

AMEA
Reported net sales improved 39% due to higher volume from the consolidation of Multipro results beginning in May 2018, and Pringles growth across the region, partially offset by unfavorable foreign currency. Organic net sales increased 6.6% due primarily to favorable pricing/mix after excluding the impact of Multipro and foreign currency.

Multipro posted double-digit reported net sales growth during the year-to-date period and contributed to organic growth beginning in May, lapping last year's consolidation of the business.

Snacks posted solid growth in the first half, led by sustained momentum in Pringles, which gained share collectively across the region.

Reported operating profit increased 16% due to the consolidation of Multipro results and higher organic net sales partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit improved 27% after excluding the impact of foreign currency, Project K, and business and portfolio realignment.

Corporate
Reported operating profit decreased $82 million versus the comparable prior year quarter due primarily to favorable mark-to-market impacts. Currency-neutral adjusted operating profit decreased $33 million after excluding the impact of mark-to-market, Project K, and business and portfolio realignment, due primarily to the transfer of certain global research and development activities from North America to Corporate at the beginning of 2019.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter and year-to-date periods ended June 29, 2019 and June 30, 2018 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	June 29, 2019		June 30, 2018		GM change vs. prior year (pts.)
	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,186	34.3%	$1,209	36.0%	(1.7)
Mark-to-market	47	1.4%	2	—%	1.4
Project K	(11)	(0.3)%	4	0.2%	(0.5)
Brexit impacts	(3)	(0.1)%	—	—%	(0.1)
Business and portfolio realignment	(4)	(0.1)%	—	—%	(0.1)
Foreign currency impact	(19)	—%	—	—%	—
Currency-neutral adjusted	$1,176	33.4%	$1,203	35.8%	(2.4)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter was unfavorable 170 basis points due primarily to the consolidation of Multipro results, higher input costs, mix shifts and costs related to growth in new pack formats, as well as unfavorable mark-to-market. Currency-neutral adjusted gross margin was unfavorable 240 basis points compared to the second quarter of 2018 after eliminating the impact of mark-to-market, Project K, Brexit, business and portfolio realignment, and foreign currency.

Year-to-date period ended	June 29, 2019		June 30, 2018		GM change vs. prior year (pts.)
	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$2,293	32.8%	$2,461	36.4%	(3.6)
Mark-to-market	5	—%	32	0.5%	(0.5)
Project K	(17)	(0.2)%	(9)	(0.2)%	—
Brexit impacts	(6)	(0.1)%	—	—%	(0.1)
Business and portfolio realignment	(8)	(0.1)%	—	—%	(0.1)
Foreign currency impact	(55)	0.1%	—	—%	0.1
Currency-neutral adjusted	$2,374	33.1%	$2,438	36.1%	(3.0)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year-to-date period ended June 29, 2019, was unfavorable 360 basis points due primarily to the consolidation of Multipro results, higher input costs, mix shifts and costs related to growth in new pack formats, partially offset by favorable mark-to-market impacts. Currency-neutral adjusted gross margin was unfavorable 300 basis points compared to the prior year-to-date period after eliminating the impact of mark-to-market, Project K, Brexit, business and portfolio realignment, and foreign currency.

Restructuring Programs
We view our restructuring programs as part of our operating principles to provide greater visibility in achieving our long-term profit growth targets. Initiatives undertaken are currently expected to recover cash implementation costs within a five-year period of completion. Upon completion (or as each major stage is completed in the case of multi-year programs), the project begins to deliver cash savings and/or reduced depreciation. We continually evaluate potential restructuring programs and may pursue future initiatives that generate meaningful savings that can be utilized in achieving our long-term profit growth targets.

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

The Company approved all remaining Project K initiatives as of the end of 2018 and implementation of these remaining initiatives will be completed in 2019. We expect to incur total charges of approximately $50 million in 2019 as we complete the implementation of previously approved Project K initiatives. For year-to-date period ended June 29, 2019, the Company has recorded total net charges of approximately $23 million related to Project K.

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

Other Programs
During the second quarter of 2019, the Company announced a reorganization plan for the European reportable segment designed to simplify the organization, increase organizational efficiency, and enhance key processes. The overall program is expected to be substantially completed by December 31, 2020.
The program is expected to result in cumulative pretax charges of approximately $50 million, including certain non-cash credits. Cash costs are expected to be approximately $57 million. The total expected charges will include severance and other termination benefits; and charges related to relocation, third party legal and consulting fees, and contract termination costs. Annual savings from the program are expected to be approximately $35 million, with the majority of the savings realized by the end of 2020.
During the quarter ended June 29, 2019, the Company recorded total net charges of $32 million related to this initiative. The charges were recorded in SG&A expense.
Additionally during the second quarter of 2019, the Company announced a reorganization plan which primarily impacts the North America segment. The reorganization plan is designed to simplify the organization that supports the remaining North America business after the divestiture and related transition. This program is expected to be substantially completed by December 31, 2020.

The overall program is expected to result in cumulative pretax charges of approximately $35 million. Cash costs are expected to approximate the pretax charges. Total expected charges will include severance and other termination benefits and charges related to third party consulting fees. Annual savings from the project are expected to be approximately $50 million, with the majority of the savings realized by the end of 2020.
During the quarter ended June 29, 2019, the Company recorded total net charges of $18 million related to this initiative. The charges were recorded in SG&A expense.

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

Interest expense
For the year-to-date periods ended June 29, 2019 and June 30, 2018, interest expense was $149 million and $141 million, respectively. The increase from the comparable prior year period is due primarily to a higher average commercial paper balance during the period as well as the issuance of $400 million of three-year 3.25% Senior Notes due 2021 in conjunction with our purchase of additional equity interests in Tolaram Africa Foods, PTE LTD and Multipro in the second quarter of 2018.

Income Taxes
Our reported effective tax rate for the quarters ended June 29, 2019 and June 30, 2018 was 20% and 15%, respectively. The effective tax rate for the second quarter of 2018 benefited from a $31 million tax benefit attributable to discretionary pension contributions made in the second quarter of 2018 totaling $250 million, which were designated as 2017 tax year contributions.
The reported effective tax rate for the year-to-date periods ended June 29, 2019 and June 30, 2018 was 20% and 14%, respectively. For the year-to-date period ended June 30, 2018, the effective tax rate benefited from a discretionary pension contribution and a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring.
The adjusted effective income tax rate for the quarters ended June 29, 2019 and June 30, 2018 was 21% and 15%, respectively. The adjusted effective income tax rate for the year-to-date periods ended June 29, 2019 and June 30, 2018 was 21% and 14%, respectively.
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

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Reported income taxes	$74	$70	$146	$137
Mark-to-market	10	1	(2)	8
Project K	(4)	(1)	(4)	(5)
Brexit impacts	(1)	—	(1)	—
Business and portfolio realignment	(20)	—	(27)	—
Adjusted income taxes	$89	$70	$180	$134
Reported effective income tax rate	20.1%	15.0%	20.1%	14.0%
Mark-to-market	0.7%	—%	(0.1)%	0.2%
Project K	(0.3)%	(0.1)%	0.1%	(0.2)%
Brexit impacts	—%	—%	0.1%	—%
Business and portfolio realignment	(0.8)%	—%	(0.5)%	—%
Adjusted effective income tax rate	20.5%	15.1%	20.5%	14.0%

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

The impact to the financial trends of our European and Consolidated businesses resulting from Brexit is currently being evaluated. During 2018 we generated approximately 5% of our net sales and hold approximately 4% of consolidated assets in the United Kingdom as of June 29, 2019. As details of the United Kingdom’s withdrawal from the European Union are finalized, we will continue to evaluate the impacts to our business.

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

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $1.5 billion and $0.7 billion as of June 29, 2019 and June 30, 2018, respectively.

With the July 28, 2019 closing of the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash, we reduced our non-GAAP cash flow guidance for the estimated cash tax on proceeds from the sale, the absence of the divested businesses cash flow, working capital impacts of assets and liabilities not sold with the businesses, and transaction-related costs.  After-tax proceeds of approximately $1.0 billion will be used to repay outstanding debt, in order to reduce our leverage and provide additional financial flexibility for future operating and investing needs.

We believe that our operating cash flows, together with our credit facilities and other available financing, will be adequate to meet our operating, investing and financing needs in the foreseeable future. However, there can be no assurance that volatility and/or disruption in the global capital and credit markets will not impair our ability to access these markets on terms acceptable to us, or at all.

The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	June 29, 2019	June 30, 2018
Net cash provided by (used in):
Operating activities	$520	$447
Investing activities	(327)	(661)
Financing activities	(177)	162
Effect of exchange rates on cash and cash equivalents	3	28
Net increase (decrease) in cash and cash equivalents	$19	$(24)

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the year-to-date period ended June 29, 2019, totaled $520 million, an increase of $73 million over the same period in 2018, due to lower pension contributions in the current year partially offset by lower net income primarily as a result of higher input costs.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately negative 6 days for both of the 12 month periods ended June 29, 2019 and June 30, 2018.
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

	Year-to-date period ended
(millions)	June 29, 2019	June 30, 2018
Net cash provided by operating activities	$520	$447
Additions to properties	(294)	(270)
Cash flow	$226	$177

Our non-GAAP measure for cash flow increased to $226 million in the year-to-date period ended June 29, 2019, from $177 million in the comparable prior year period due to lower pension contributions partially offset by lower net income, the timing of tax payments, and higher capital expenditures.

Investing activities
Our net cash used in investing activities totaled $327 million for the year-to-date period ended June 29, 2019 compared to $661 million in the same period of 2018 due primarily our acquisition of an ownership interest in TAF for $381 million during the second quarter of 2018 and higher capital expenditures.
Financing activities
Our net cash used in financing activities for the year-to-date period ended June 29, 2019 totaled $177 million compared to cash provided of $162 million during the comparable period of 2018 due primarily to higher share repurchases and lower proceeds from issuance of common stock. Commercial paper outstanding as of June 29, 2019 totaled $355 million compared to $197 million at June 30, 2018.

In December 2017, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares beginning in 2018 through December 2019. Total purchases for the year-to-date period ended June 29, 2019, were 4 million shares for $220 million. Total purchases for the year-to-date period ended June 30, 2018, were 1 million shares for $50 million.

We paid cash dividends of $380 million in the year-to-date period ended June 29, 2019, compared to $374 million during the same period in 2018. The increase in dividends paid reflects our third quarter 2018 increase in the quarterly dividend to $.56 per common share from the previous $.54 per common share. In July 2019, the board of directors declared a dividend of $.57 per common share, payable on September 13, 2019 to shareholders of record at the close of business on September 3, 2019. The dividend is broadly in line with our current plan to maintain our long-term dividend pay-out of approximately 50% of adjusted net income.

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

We are in compliance with all debt covenants. We continue to believe that we will be able to meet our interest and principal repayment obligations and maintain our debt covenants for the foreseeable future. We expect our access to financing sources, along with operating cash flows, will be adequate to meet future operating, investing and financing needs, including the pursuit of selected acquisitions.

Monetization programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $1,033 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $947 million and $900 million remained outstanding under this arrangement as of June 29, 2019 and December 29, 2018, respectively.

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

Future outlook
The Company reaffirmed full-year guidance based on first-half results and enhanced visibility after completion of its divestiture of selected cookies, fruit snacks, pie crusts, and ice-cream cones businesses on July 28, 2019.

Net sales growth is still expected to be 1-2% year on year on both a currency-neutral and organic basis.

Currency-neutral adjusted operating profit is expected to decline in the range of 4-5%, reflecting the loss of operating profit for the divested businesses.

Currency-neutral adjusted EPS is expected to decrease in the range of 10 to 11% year on year, as previously guided.

With the closing of its recent divestiture, the Company updated non-GAAP cash flow guidance for impacts of the divestiture. Operating cash flow is expected to be approximately $1.0 billion, down from $1.6-1.5 billion, and capital expenditures are expected to be closer to approximately $500 million, down slightly from our previous estimate. Non-GAAP cash flow, defined as operating cash flow less expenditures for property additions, is expected to be approximately $500 million. The update from previous guidance reflects estimated cash tax on proceeds from the sale, the absence of the divested businesses cash flow, working capital impacts of assets and liabilities not sold with the businesses, and transaction-related costs.

We are unable to reasonably estimate the potential full-year financial impact of mark-to-market adjustments, and costs associated with Brexit because these impacts are dependent on future changes in market and regulatory conditions. Similarly, because of volatility in foreign exchange rates and shifts in country mix of our international earnings, we are unable to reasonably estimate the potential full-year financial impact of foreign currency translation.

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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2019:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Project K (pre-tax)		$45-55M	$0.13-0.16
Business and portfolio realignment (pre-tax)		$170-190M	$0.50-0.56
Multi-employer pension plan withdrawal liability		~$110M	~$0.29
Income tax impact applicable to adjustments, net**			$0.22-0.24
Currency-neutral adjusted guidance*	1-2%	(4)-(5)%	(10)-(11)%
Subtract: Acquisitions	2%
Add Back: Divestiture	~(2)-(3)%
Organic guidance	1-2%
* 2019 full year guidance for net sales, operating profit, and earnings per share are provided on a non-GAAP basis only because certain information necessary to calculate such measures on a GAAP basis is unavailable, dependent on future events outside of our control and cannot be predicted without unreasonable efforts by the Company. These items for 2019 include impacts of Brexit and mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts. The Company is providing quantification of known adjustment items where available.

** Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.

Reconciliation of Non-GAAP amounts - Cash Flow Guidance
(billions)	Full Year 2019
Net cash provided by (used in) operating activities	~$1.0
Additions to properties	~(0.5)
Cash Flow	~$0.5

Forward-looking statements
This Report contains “forward-looking statements” with projections concerning, among other things, the Company’s global growth and efficiency program (Project K), the integration of acquired businesses, our strategy, financial principles, and plans; initiatives, improvements and growth; sales, gross margins, advertising, promotion, merchandising, brand building, operating profit, and earnings per share; innovation; investments; capital expenditures; asset write-offs and expenditures and costs related to productivity or efficiency initiatives; the impact of accounting changes and significant accounting estimates; our ability to meet interest and debt principal repayment obligations; minimum contractual obligations; future common stock repurchases or debt reduction; effective income tax rate; cash flow and core working capital improvements; interest expense; commodity, and energy prices; and employee benefit plan costs and funding. Forward-looking statements include predictions of future results or activities and may contain the words “expect,” “believe,” “will,” “can,” “anticipate,” “project,” “should,” “estimate,” or words or phrases of similar meaning. For example, forward-looking statements are found in Item 1 and in several sections of Management’s Discussion and Analysis. Our actual results or activities may differ materially from these predictions. Our future results could be affected by a variety of factors, including:

•
the expected benefits and costs of the divestiture of selected cookies, fruit and fruit flavored-snacks, pie crusts, and ice-cream cones businesses of the Company, the risk that disruptions from the divestiture will divert management's focus or harm the Company’s business, risks relating to any unforeseen changes to or effects on liabilities, future capital expenditures, revenues, expenses, earnings, synergies, indebtedness, financial condition, losses and future prospects, risks associated with the Company’s provision of transition services to the divested businesses post-closing;

•
the ability to implement restructuring and reorganization plans, as planned, whether the expected amount of costs associated with these plans will exceed forecasts, whether the Company will be able to realize the anticipated benefits from these plans in the amounts and times expected;

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
Refer to disclosures contained within Item 7A of our 2018 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of June 29, 2019.

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

During the quarter ended June 29, 2019, we entered into forward starting interest swaps with notional amounts totaling $225 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate U.S. Dollar debt. These swaps were designated as cash flow hedges.

During the quarter ended June 29, 2019, we settled interest rate swaps with notional amounts totaling €1.8 billion that were previously designated as fair value hedges for certain Euro debt for an aggregate gain of $40 million. This gain will be amortized to interest expense over the life of the related debt. Additionally during the quarter ended June 29, 2019, we entered into new interest rate swaps with notional amounts totaling €1.2 billion that were designated as fair value hedges for certain Euro debt.

We have interest rate contracts with notional amounts totaling $1.5 billion representing a settlement obligation of $8 million as of June 29, 2019. We had interest rate contracts with notional amounts totaling $1.6 billion representing a settlement obligation of $5 million as of December 29, 2018.

During 2019, we entered into cross currency swaps with notional amounts totaling approximately €150 million, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $1.4 billion outstanding as of June 29, 2019 representing a settlement receivable of $95 million. The total notional amount of cross currency swaps outstanding as of December 29, 2018 was $1.2 billion representing a net settlement receivable of $79 million.
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
As of June 29, 2019, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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
The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended June 29, 2019.
(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
3/31/2019 - 4/27/2019	—	$—	—	$960
Month #2:
4/28/2019 - 5/25/2019	—	$—	—	$960
Month #3:
5/26/2019 - 6/29/2019	—	$—	—	$960
Total	—	$—	—
Item 6. Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

KELLOGG COMPANY
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KELLOGG COMPANY

/s/ Amit Banati
Amit Banati
Principal Financial Officer; Senior Vice President and Chief Financial Officer

/s/ Kurt Forche
Kurt Forche
Principal Accounting Officer; Vice President and Corporate Controller

Date: August 2, 2019

KELLOGG COMPANY
EXHIBIT INDEX

Exhibit No.	Description	Electronic (E) Paper (P) Incorp. By Ref. (IBRF)
31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane	E
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati	E
32.1	Section 1350 Certification from Steven A. Cahillane	E
32.2	Section 1350 Certification from Amit Banati	E
101.INS	XBRL Instance Document	E
101.SCH	XBRL Taxonomy Extension Schema Document	E
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	E
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	E
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	E
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	E