Form 10-Q
period 2019-09-28
KELLOGG CO
filed 2019-10-30
CIK 55067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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
Yes  ☐    No  ☒
Common Stock outstanding as of September 28, 2019 — 341,094,178 shares

KELLOGG COMPANY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Kellogg Company and Subsidiaries
CONSOLIDATED BALANCE SHEET
(millions, except per share data)

	September 28, 2019 (unaudited)	December 29, 2018
Current assets
Cash and cash equivalents	$453	$321
Accounts receivable, net	1,643	1,375
Inventories	1,200	1,330
Other current assets	196	131
Total current assets	3,492	3,157
Property, net	3,493	3,731
Operating lease right-of-use assets	464	—
Goodwill	5,842	6,050
Other intangibles, net	2,572	3,361
Investments in unconsolidated entities	405	413
Other assets	1,231	1,068
Total assets	$17,499	$17,780
Current liabilities
Current maturities of long-term debt	$6	$510
Notes payable	185	176
Accounts payable	2,338	2,427
Current operating lease liabilities	105	—
Other current liabilities	1,755	1,416
Total current liabilities	4,389	4,529
Long-term debt	7,683	8,207
Operating lease liabilities	366	—
Deferred income taxes	589	730
Pension liability	605	651
Other liabilities	579	504
Commitments and contingencies
Equity
Common stock, $.25 par value	105	105
Capital in excess of par value	909	895
Retained earnings	7,910	7,652
Treasury stock, at cost	(4,714)	(4,551)
Accumulated other comprehensive income (loss)	(1,483)	(1,500)
Total Kellogg Company equity	2,727	2,601
Noncontrolling interests	561	558
Total equity	3,288	3,159
Total liabilities and equity	$17,499	$17,780

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF INCOME
(millions, except per share data)

	Quarter ended		Year-to-date period ended
(Results are unaudited)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales	$3,372	$3,469	$10,355	$10,230
Cost of goods sold	2,372	2,293	7,062	6,593
Selling, general and administrative expense	737	780	2,252	2,257
Operating profit	263	396	1,041	1,380
Interest expense	72	72	221	213
Other income (expense), net	150	130	247	269
Income before income taxes	341	454	1,067	1,436
Income taxes	91	69	237	206
Earnings (loss) from unconsolidated entities	(2)	(2)	(5)	196
Net income	248	383	825	1,426
Net income attributable to noncontrolling interests	1	3	10	6
Net income attributable to Kellogg Company	$247	$380	$815	$1,420
Per share amounts:
Basic earnings	$0.73	$1.10	$2.39	$4.10
Diluted earnings	$0.72	$1.09	$2.38	$4.07
Average shares outstanding:
Basic	341	347	341	346
Diluted	342	349	342	349
Actual shares outstanding at period end			341	347

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(millions)

	Quarter ended September 28, 2019			Year-to-date period ended September 28, 2019
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$248			$825
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during period	$35	$(38)	(3)	$96	$(47)	49
Cash flow hedges:
Unrealized gain (loss)	(12)	4	(8)	(12)	4	(8)
Reclassification to net income	(1)	—	(1)	2	(1)	1
Postretirement and postemployment benefits:
Net experience (gain) loss	(1)	—	(1)	(3)	1	(2)
Available-for-sale securities:
Unrealized gain (loss)	1	—	1	4	—	4
Reclassification to net income	(4)	—	(4)	(4)	—	(4)
Other comprehensive income (loss)	$18	$(34)	$(16)	$83	$(43)	$40
Comprehensive income			$232			$865
Net Income attributable to noncontrolling interests			1			10
Other comprehensive income (loss) attributable to noncontrolling interests			(2)			1
Comprehensive income attributable to Kellogg Company			$233			$854

	Quarter ended September 29, 2018			Year-to-date period ended September 29, 2018
(Results are unaudited)	Pre-tax amount	Tax (expense) benefit	After-tax amount	Pre-tax amount	Tax (expense) benefit	After-tax amount
Net income			$383			$1,426
Other comprehensive income (loss):
Foreign currency translation adjustments	$(5)	$(7)	(12)	$(29)	$(34)	(63)
Cash flow hedges:
Unrealized gain (loss) on cash flow hedges	—	—	—	3	(1)	2
Reclassification to net income	2	(1)	1	6	(2)	4
Postretirement and postemployment benefits:
Reclassification to net income:
Net experience (gain) loss	(1)	—	(1)	(3)	—	(3)
Prior service cost	(1)	—	(1)	(1)	—	(1)
Other comprehensive income (loss)	$(5)	$(8)	$(13)	$(24)	$(37)	$(61)
Comprehensive income			$370			$1,365
Net Income attributable to noncontrolling interests			3			6
Other comprehensive income (loss) attributable to noncontrolling interests			(2)			(6)
Comprehensive income attributable to Kellogg Company			$369			$1,365

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY
(millions)

	Quarter ended September 28, 2019
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, June 29, 2019	421	$105	$895	$7,858	80	$(4,739)	$(1,469)	$2,650	$562	$3,212
Net income				247				247	1	248
Sale of subsidiary shares to noncontrolling interest								—	—	—
Dividends declared ($0.57 per share)				(194)				(194)		(194)
Distributions to noncontrolling interest								—	—	—
Other comprehensive income							(14)	(14)	(2)	(16)
Stock compensation			13					13		13
Stock options exercised and other			1	(1)	—	25		25		25
Balance, September 28, 2019	421	$105	$909	$7,910	80	$(4,714)	$(1,483)	$2,727	$561	$3,288

	Year-to-date period ended September 28, 2019
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 29, 2018	421	$105	$895	$7,652	77	$(4,551)	$(1,500)	$2,601	$558	$3,159
Common stock repurchases					4	(220)		(220)		(220)
Net income				815				815	10	825
Sale of subsidiary shares to noncontrolling interest								—	1	1
Dividends declared ($1.69 per share)				(574)				(574)		(574)
Distributions to noncontrolling interest								—	(9)	(9)
Other comprehensive income							39	39	1	40
Reclassification of tax effects relating to U.S. tax reform				22			(22)	—		—
Stock compensation			42					42		42
Stock options exercised and other			(28)	(5)	(1)	57		24		24
Balance, September 28, 2019	421	$105	$909	$7,910	80	$(4,714)	$(1,483)	$2,727	$561	$3,288

See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF EQUITY (cont.)
(millions)

	Quarter ended September 29, 2018
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, June 30, 2018	421	$105	$866	$7,743	74	$(4,375)	$(1,501)	$2,838	$566	$3,404
Common stock repurchases					1	(70)		(70)		(70)
Net income				380				380	3	383
Acquisition of noncontrolling interest - Multipro								—	—	—
Dividends declared ($0.56 per share)				(194)				(194)		(194)
Distributions to noncontrolling interest								—	—	—
Other comprehensive income							(11)	(11)	(2)	(13)
Stock compensation			12					12		12
Stock options exercised and other			5	—	(1)	88		93		93
Balance, September 29, 2018	421	$105	$883	$7,929	74	$(4,357)	$(1,512)	$3,048	$567	$3,615

	Year-to-date period ended September 29, 2018
	Common stock		Capital in excess of par value	Retained earnings	Treasury stock		Accumulated other comprehensive income (loss)	Total Kellogg Company equity	Non-controlling interests	Total equity
(unaudited)	shares	amount			shares	amount
Balance, December 30, 2017	421	$105	$878	$7,069	75	$(4,417)	$(1,457)	$2,178	$16	$2,194
Common stock repurchases					2	(120)		(120)		(120)
Net income				1,420				1,420	6	1,426
Acquisition of noncontrolling interest - Multipro								—	552	552
Dividends declared ($1.64 per share)				(568)				(568)		(568)
Distributions to noncontrolling interest								—	(1)	(1)
Other comprehensive income							(55)	(55)	(6)	(61)
Stock compensation			42	—				42		42
Stock options exercised and other			(37)	8	(3)	180		151		151
Balance, September 29, 2018	421	$105	$883	$7,929	74	$(4,357)	$(1,512)	$3,048	$567	$3,615
See accompanying Notes to Consolidated Financial Statements.

Kellogg Company and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
(millions)

	Year-to-date period ended
(unaudited)	September 28, 2019	September 29, 2018
Operating activities
Net income	$825	$1,426
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	360	374
Postretirement benefit plan expense (benefit)	(158)	(188)
Deferred income taxes	(206)	99
Stock compensation	42	42
Multi-employer pension plan exit liability	132	—
Gain on unconsolidated entities, net	—	(200)
Other	(70)	(91)
Postretirement benefit plan contributions	(19)	(279)
Changes in operating assets and liabilities, net of acquisitions:
Trade receivables	(253)	(139)
Inventories	16	(67)
Accounts payable	—	103
All other current assets and liabilities	256	(154)
Net cash provided by (used in) operating activities	925	926
Investing activities
Additions to properties	(436)	(389)
Acquisitions, net of cash acquired	(8)	(28)
Divestiture	1,332	—
Investments in unconsolidated entities	—	(389)
Acquisition of cost method investments	—	(6)
Purchases of available for sale securities	(18)	—
Sales of available for sale securities	83	—
Other	(22)	27
Net cash provided by (used in) investing activities	931	(785)
Financing activities
Net issuances (reductions) of notes payable	9	(198)
Issuances of long-term debt	40	993
Reductions of long-term debt	(1,000)	(401)
Debt redemption costs	(17)	—
Net issuances of common stock	40	160
Common stock repurchases	(220)	(120)
Cash dividends	(574)	(568)
Other	(9)	(2)
Net cash provided by (used in) financing activities	(1,731)	(136)
Effect of exchange rate changes on cash and cash equivalents	7	23
Increase (decrease) in cash and cash equivalents	132	28
Cash and cash equivalents at beginning of period	321	281
Cash and cash equivalents at end of period	$453	$309

Supplemental cash flow disclosures
Interest paid	$180	$153
Income taxes paid	$211	$163

Supplemental cash flow disclosures of non-cash investing activities:
Additions to properties included in accounts payable	$93	$98
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
for the quarter ended September 28, 2019 (unaudited)
Note 1 Accounting policies

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

The condensed balance sheet information at December 29, 2018 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the quarterly period ended September 28, 2019 are not necessarily indicative of the results to be expected for other interim periods or the full year.

Accounts payable
The Company has agreements with certain third parties to provide accounts payable tracking systems which facilitates participating suppliers’ ability to monitor and, if elected, sell payment obligations from the Company to designated third-party financial institutions. Participating suppliers may, at their sole discretion, make offers to sell one or more payment obligations of the Company prior to their scheduled due dates at a discounted price to participating financial institutions. The Company’s goal in entering into these agreements is to capture overall supplier savings, in the form of payment terms or vendor funding, created by facilitating suppliers’ ability to sell payment obligations, while providing them with greater working capital flexibility. We have no economic interest in the sale of these suppliers’ receivables and no direct financial relationship with the financial institutions concerning these services. The Company’s obligations to its suppliers, including amounts due and scheduled payment dates, are not impacted by suppliers’ decisions to sell amounts under these arrangements. However, the Company’s right to offset balances due from suppliers against payment obligations is restricted by this agreement for those payment obligations that have been sold by suppliers. As of September 28, 2019, $809 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $572 million of those payment obligations to participating financial institutions. As of December 29, 2018, $893 million of the Company’s outstanding payment obligations had been placed in the accounts payable tracking system, and participating suppliers had sold $701 million of those payment obligations to participating financial institutions.

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

Accounting standards to be adopted in future periods
Cloud Computing Arrangements. In August 2018, the FASB issued ASU 2018-15: Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The ASU allows companies to capitalize implementation costs incurred in a hosting arrangement that is a service contract over the term of the hosting arrangement, including periods covered by renewal options that are reasonably certain to be exercised. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019 and can be applied retrospectively or prospectively. Early adoption is permitted. The Company plans to adopt the ASU in the first quarter of 2020 and apply it prospectively. The adoption is not expected to have a material impact to the Company's Consolidated Financial Statements.

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

The Company has no retained interest in the receivables sold, however the Company does have collection and administrative responsibilities for the sold receivables. The Company has not recorded any servicing assets or liabilities as of September 28, 2019 and December 29, 2018 for these agreements as the fair value of these servicing arrangements as well as the fees earned were not material to the financial statements.
Accounts receivable sold of $918 million and $900 million remained outstanding under these arrangements as of September 28, 2019 and December 29, 2018, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on sale of receivables was $6 million and $21 million for the quarter and year-to-date periods ended September 28, 2019, respectively and was $7 million and $20 million for the quarter and year-to-date periods ended September 29, 2018, respectively. The recorded loss is included in Other income and expense.

Other programs
Additionally, from time to time certain of the Company's foreign subsidiaries will transfer, without recourse, accounts receivable invoices of certain customers to financial institutions. These transactions are accounted for as sales of the receivables resulting in the receivables being de-recognized from the Consolidated Balance Sheet. Accounts receivable sold of $23 million and $93 million remained outstanding under these programs as of September 28, 2019 and December 29, 2018, respectively. The proceeds from these sales of receivables are included in cash from operating activities in the Consolidated Statement of Cash Flows in the period of sale. The recorded net loss on the sale of these receivables is included in Other income and expense (OIE) and is not material.

Note 3 Divestiture
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero International S.A. (“Ferrero”) for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism.  Both the total assets and net assets of the businesses were approximately $1.3 billion, resulting in a net pre-tax gain of $38 million during the quarter ended September 28, 2019, recorded in Other income and (expense), after including related costs to sell of $14 million. Additionally, the Company recognized curtailment gains related to the divestiture totaling $17 million in our U.S. pension and nonpension postretirement plans. The operating results for these businesses were primarily included in the North America reporting segment prior to the sale.

Proceeds from the divestiture were used primarily to redeem $1.0 billion of debt during the third quarter. The Company expects to pay approximately $260 million of cash taxes on the divestiture in the fourth quarter of 2019.

In connection with the sale, the Company entered into a transition services agreement (TSA) with Ferrero, under which the Company will provide certain services to Ferrero to help facilitate an orderly transition of the businesses following the sale. In return for these services, Ferrero is required to pay certain agreed upon fees that are designed to reimburse the Company for certain costs incurred by the Company in providing such services, plus specified nominal margins which are immaterial. The TSA provides for a term of services starting at the sale completion date and continuing for a period of up to 18 months.

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

As a result of the Company’s incremental ownership interest in Multipro and concurrent changes to the shareholders' agreement, the Company has a 51% controlling interest in and is consolidating Multipro. The acquisition was accounted for as a business combination and the assets and liabilities of Multipro were included in the September 28, 2019 and December 29, 2018 Consolidated Balance Sheet and the results of its operations have been included in the Consolidated Statement of Income subsequent to the acquisition date within the AMEA reporting segment. The Multipro investment was previously accounted for under the equity method of accounting and the Company recorded our share of equity income or loss from Multipro within Earnings (loss) from unconsolidated entities. In connection with the business combination, the Company recognized a one-time, non-cash gain in the second quarter of 2018 on the disposition of our previously held equity interest in Multipro of $245 million, which is included within Earnings (loss) from unconsolidated entities.

The Company's September 29, 2018 quarter and year-to-date consolidated unaudited pro forma historical net sales and net income, as if Multipro had been acquired at the beginning of 2018, exclusive of the non-cash $245 million gain on the disposition of the equity interest recognized in the second quarter of 2018, are estimated as follows:

	Quarter ended	Year-to-date period ended
(millions)	September 29, 2018	September 29, 2018
Net sales	$3,469	$10,512
Net Income attributable to Kellogg Company	$380	$1,420

Investment in TAF
The investment in TAF, our interest in an affiliated food manufacturer, is accounted for under the equity method of accounting with the Company’s share of equity income or loss being recognized within Earnings (loss) from unconsolidated entities. The $458 million aggregate of the consideration paid upon exercise and the historical cost value of the Purchase Option was compared to the estimated fair value of the Company’s ownership percentage of TAF and the Company recognized a one-time, non-cash loss in the second quarter of 2018 of $45 million within Earnings (loss) from unconsolidated entities, which represents an other than temporary excess of cost over fair value of the investment. The difference between the carrying amount of TAF and the underlying equity in net assets is primarily attributable to brand and customer list intangible assets, a portion of which is being amortized over future periods, and goodwill.

Goodwill and Intangible Assets
Changes in the carrying amount of goodwill, intangible assets subject to amortization, consisting primarily of customer relationships, distribution agreements, and indefinite-lived intangible assets, consisting of brands, are presented in the following tables:

Carrying amount of goodwill

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 29, 2018	$4,611	$346	$218	$875	$6,050
Divestiture	(191)	—	—	—	(191)
Currency translation adjustment	—	(10)	(10)	3	(17)
September 28, 2019	$4,420	$336	$208	$878	$5,842

Intangible assets subject to amortization

Gross carrying amount
(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 29, 2018	$74	$39	$63	$432	$608
Additions	2	—	—	—	2
Divestiture	(12)	—	—	—	(12)
Currency translation adjustment	—	(3)	(4)	1	(6)
September 28, 2019	$64	$36	$59	$433	$592

Accumulated Amortization
December 29, 2018	$39	$18	$12	$18	$87
Amortization	2	2	3	13	20
Divestiture	(12)	—	—	—	(12)
Currency translation adjustment	—	(1)	(1)	(1)	(3)
September 28, 2019	$29	$19	$14	$30	$92

Intangible assets subject to amortization, net
December 29, 2018	$35	$21	$51	$414	$521
Amortization	(2)	(2)	(3)	(13)	(20)
Currency translation adjustment	—	(2)	(3)	2	(3)
September 28, 2019	$33	$17	$45	$403	$498

For intangible assets in the preceding table, amortization was $20 million and $16 million for the year-to-date periods ended September 28, 2019 and September 29, 2018, respectively. The currently estimated aggregate annual amortization expense for full-year 2019 is approximately $27 million.

Intangible assets not subject to amortization

(millions)	North America	Europe	Latin America	AMEA	Consoli- dated
December 29, 2018	$1,985	$401	$73	$381	$2,840
Additions	18	—	—	—	18
Divestiture	(765)	—	—	—	(765)
Currency translation adjustment	—	(16)	(5)	2	(19)
September 28, 2019	$1,238	$385	$68	$383	$2,074

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

Refer to Note 13, Reportable Segments for further details on these changes. As a result of these changes in operating segments and related reporting units, the Company re-allocated goodwill between reporting units where necessary and compared the carrying value to the fair value of each impacted reporting unit on a before and after basis. This evaluation was only required to be performed on reporting units impacted by the changes noted above.

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

Additionally, during the first quarter of 2019, the Company determined that it was more likely than not that the Company would be selling selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses within the North America reporting unit. As a result, the Company performed a goodwill impairment evaluation on the North America reporting unit in the first quarter of 2019 and concluded that the fair value exceeded the carrying value of the reporting unit. During the second quarter of 2019, the Company entered into a definitive agreement to sell the businesses to Ferrero. The sale was completed during the third quarter of 2019 and resulted in the divestiture of the net assets and liabilities of these businesses, included in the North America reporting unit, including $191 million of Goodwill and $765 million of Net Intangibles. In addition to the cash consideration received, the Company entered into a perpetual royalty-free licensing agreement with Ferrero, allowing Kellogg the use of certain brand names for cracker products. The license agreement was fair valued at $18 million and recorded as an indefinite-lived intangible asset.
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

The Company approved all remaining Project K initiatives as of the end of 2018 and implementation of these remaining initiatives will be completed in 2019. Project charges, after-tax costs and annual savings remain in line with previous estimates.

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

During the quarter and year-to-date period ended September 28, 2019, the Company recorded total net charges of $15 million and $38 million, respectively related to Project K. During the quarter and year-to-date period ended September 29, 2018, the Company recorded total net charges of $34 million and $59 million, respectively related to Project K.

Since the inception of Project K, the Company has recognized charges of $1,558 million that have been attributed to the program. The charges consist of $6 million recorded as a reduction of revenue, $923 million recorded in cost of goods sold (COGS), $796 million recorded in selling, general and administrative (SG&A) expense, and $(167) million recorded in OIE.

Other Programs
During the second quarter of 2019, the Company announced a reorganization plan for the European reportable segment designed to simplify the organization, increase organizational efficiency, and enhance key processes. The overall project is expected to be substantially completed by December 31, 2020.
The project is expected to result in cumulative pretax net charges of approximately $40 million, including certain non-cash credits. Cash costs are expected to be approximately $50 million. The total expected charges will include severance and other termination benefits and charges related to relocation, third party legal and consulting fees, and contract termination costs.

During the year-to-date periods ended September 28, 2019, the Company recorded total charges of $32 million related to this initiative. These charges were recorded in SG&A expense.
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
The overall project is expected to result in cumulative pretax charges of approximately $30 million. Cash costs are expected to approximate the pretax charges. Total expected charges will include severance and other termination benefits and charges related to third party consulting fees.
During the quarter and year-to-date periods ended September 28, 2019, the Company recorded total charges of $3 million and $21 million, respectively, related to this initiative. These charges were recorded in SG&A expense.

All Programs
During the quarter ended September 28, 2019, the Company recorded total net charges of $18 million across all restructuring programs. The charges were comprised of $13 million of expense recorded in COGS, $5 million of expense recorded in SG&A expense. During the year-to-date period ended September 28, 2019, the Company recorded total charges of $91 million across all restructuring programs. The charges were comprised of $30 million recorded in COGS and $61 million recorded in SG&A expense.
During the quarter ended September 29, 2018, the Company recorded total net charges of $34 million across all restructuring programs. The charges were comprised of $49 million recorded in COGS, $15 million recorded in SG&A expense and a $(30) million net curtailment gain recorded in OIE. During the year-to-date period ended September 29, 2018, the Company recorded total charges of $59 million across all restructuring programs. The charges were comprised of $58 million recorded in COGS, $31 million recorded in SG&A expense and a net gain of $(30) million recorded in OIE.

The tables below provide the details for charges incurred during the quarters ended September 28, 2019 and September 29, 2018 and program costs to date for all programs currently active as of September 28, 2019.

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	September 28, 2019
Employee related costs	$(1)	$17	$41	$22	$638
Pension curtailment (gain) loss, net	—	(30)	—	(30)	(167)
Asset related costs	5	10	15	—	300
Asset impairment	—	14	—	14	169
Other costs	14	23	35	53	671
Total	$18	$34	$91	$59	$1,611

	Quarter ended		Year-to-date period ended		Program costs to date
(millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018	September 28, 2019
North America	$13	$44	$45	$66	$1,067
Europe	1	(16)	35	(22)	368
Latin America	4	3	8	7	50
AMEA	—	2	3	5	101
Corporate	—	1	—	3	25
Total	$18	$34	$91	$59	$1,611

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

At September 28, 2019 total project reserves were $84 million, related to severance payments and other costs of which a substantial portion will be paid in 2019. The following table provides details for exit cost reserves.

	Employee Related Costs	Pension curtailment (gain) loss, net	Asset Impairment	Asset Related Costs	Other Costs	Total
Liability as of December 29, 2018	$93	$—	$—	$1	$10	$104
2019 restructuring charges	41	—	—	15	35	91
Cash payments	(58)	—	—	(7)	(38)	(103)
Non-cash charges and other	—	—	—	(8)	—	(8)
Liability as of September 28, 2019	$76	$—	$—	$1	$7	$84

Note 6 Equity

Earnings per share
Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is similarly determined, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued. Dilutive potential common shares consist principally of employee stock options issued by the Company, restricted stock units, and to a lesser extent, certain contingently issuable performance shares. There were 10 million and 14 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended September 28, 2019. There were 7 million and 6 million anti-dilutive potential common shares excluded from the reconciliation for the quarter and year-to-date periods ended September 29, 2018. Please refer to the Consolidated Statement of Income for basic and diluted earnings per share for the quarters ended September 28, 2019 and September 29, 2018.

Share repurchases
In December 2017, the board of directors approved a new authorization to repurchase up to $1.5 billion of our common stock beginning in January 2018 through December 2019. As of September 28, 2019, $960 million remains available under the authorization.
During the year-to-date period ended September 28, 2019, the Company repurchased approximately 4 million shares of common stock for a total of $220 million. During the year-to-date period ended September 29, 2018, the Company repurchased approximately 2 million shares of common stock for a total of $120 million.

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

Reclassifications out of AOCI for the quarter and year-to-date periods ended September 28, 2019 and September 29, 2018, consisted of the following:

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended September 28, 2019	Year-to-date period ended September 28, 2019
(Gains) losses on cash flow hedges:
Interest rate contracts	$(1)	$2	Interest expense
	$(1)	$2	Total before tax
	—	(1)	Tax expense (benefit)
	$(1)	$1	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience (gain) loss	$(1)	$(3)	OIE
	$(1)	$(3)	Total before tax
	—	1	Tax expense (benefit)
	$(1)	$(2)	Net of tax
(Gains) losses on available-for-sale securities:
Corporate bonds	$(4)	$(4)	OIE
	$(4)	$(4)	Total before tax
	—	—	Tax expense (benefit)
	$(4)	$(4)	Net of tax
Total reclassifications	$(6)	$(5)	Net of tax

(millions)
Details about AOCI components	Amount reclassified from AOCI		Line item impacted within Income Statement
	Quarter ended September 29, 2018	Year-to-date period ended September 29, 2018
(Gains) losses on cash flow hedges:
Interest rate contracts	$2	$6	Interest expense
	$2	$6	Total before tax
	(1)	(2)	Tax expense (benefit)
	$1	$4	Net of tax
Amortization of postretirement and postemployment benefits:
Net experience loss	$(1)	$(3)	See Note 10 for further details
	$(1)	$(3)	Total before tax
	—	—	Tax expense (benefit)
	$(1)	$(3)	Net of tax
Total reclassifications	$—	$1	Net of tax

Accumulated other comprehensive income (loss), net of tax, as of September 28, 2019 and December 29, 2018 consisted of the following:

(millions)	September 28, 2019	December 29, 2018
Foreign currency translation adjustments	$(1,432)	$(1,467)
Cash flow hedges — unrealized net gain (loss)	(74)	(53)
Postretirement and postemployment benefits:
Net experience gain (loss)	20	23
Prior service credit (cost)	3	(3)
Total accumulated other comprehensive income (loss)	$(1,483)	$(1,500)

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

The Company recorded operating lease costs of $36 million and $100 million for the quarter and year-to-date periods ended September 28, 2019. Lease related costs associated with variable rent, short-term leases, and sale-leaseback arrangements, as well as sublease income, are each immaterial.

(millions)	Quarter ended September 28, 2019	Year-to-date period ended September 28, 2019
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$39	$102
Right-of-use assets obtained in exchange for new operating lease liabilities	$67	$87

Weighted-average remaining lease term - operating leases	7 years
Weighted-average discount rate - operating leases	3.0%

At September 28, 2019, future maturities of operating leases were as follows:

(millions)	Operating leases
2019 (three months remaining)	36
2020	111
2021	86
2022	69
2023	57
2024 and beyond	166
Total minimum payments	$525
Less interest	$(54)
Present value of lease liabilities	$471

Operating lease payments presented in the table above exclude $82 million of minimum lease payments for real-estate leases signed but not yet commenced. The leases are expected to commence in 2019 and 2020.

As previously disclosed in our 2018 Annual Report on Form 10-K and under previous lease standard (Topic 840), at December 29, 2018, future minimum annual lease commitments under non-cancelable operating leases were as follows:

(millions)	Operating leases
2019	121
2020	97
2021	73
2022	57
2023	48
2024 and beyond	129
Total minimum payments	$525

Rent expense on operating leases for the year ended December 29, 2018 was $133 million.

Note 8 Debt
The following table presents the components of notes payable at September 28, 2019 and December 29, 2018:

	September 28, 2019		December 29, 2018
(millions)	Principal amount	Effective interest rate	Principal amount	Effective interest rate
U.S. commercial paper	$25	2.13%	$15	2.75%
Bank borrowings	160		161
Total	$185		$176

In August 2019, the Company redeemed $191 million of its 4.15% U.S. Dollar Notes due November 2019, $248 million of its 4.00% U.S. Dollar Notes due 2020, $202 million of its 3.25% U.S. Dollar Notes due 2021, and $50 million of its 2.65% U.S. Dollar Notes due 2023. In connection with the debt redemption, the Company incurred $15 million of interest expense, consisting primarily of a premium on the tender offer and also including accelerated losses on pre-issuance interest rate hedges, acceleration of unamortized debt discount and fees on the redeemed debt and fees related to the tender offer.

In September 2019, the Company redeemed $309 million of its 4.15% U.S. Dollar Notes due November 2019, the remaining principal balance subsequent to the August redemption. In connection with the debt redemption, the Company incurred $1 million of interest expense, consisting primarily of a premium and also including accelerated losses on pre-issuance interest rate hedges, acceleration of fees and debt discount on the redeemed debt and fees related to the make whole call.
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
The Company classifies pre-tax stock compensation expense in COGS and SG&A expense principally within its Corporate segment. For the periods presented, compensation expense for all types of equity-based programs and the related income tax benefit recognized was as follows:

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Pre-tax compensation expense	$14	$13	$46	$46
Related income tax benefit	$4	$3	$12	$11

During the year-to-date period ended September 28, 2019, the Company granted approximately 0.9 million restricted stock units at a weighted average cost of $56 per share and 2.8 million non-qualified stock options at a weighted average cost of $7 per share. Terms of these grants and the Company’s methods for determining grant-date fair value of the awards were consistent with that described within the stock compensation footnote in the Company’s 2018 Annual Report on Form 10-K.
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

A Monte Carlo valuation model was used to determine the fair value of the awards. The TSR performance metric is a market condition. Therefore, compensation cost of the TSR condition is fixed at the measurement date and is not revised based on actual performance. The TSR metric was valued as a multiplier of possible levels of organic net sales growth achievement. Compensation cost related to organic net sales growth performance is revised for changes in the expected outcome. The 2019 target grant currently corresponds to approximately 236,000 shares, with a grant-date fair value of $59 per share.
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
Pension

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$9	$22	$27	$66
Interest cost	42	41	131	124
Expected return on plan assets	(86)	(91)	(254)	(273)
Amortization of unrecognized prior service cost	1	2	5	6
Recognized net (gain) loss	23	(36)	34	(47)
Net periodic benefit cost	$(11)	$(62)	$(57)	$(124)
Curtailment (gain) loss	(11)	(30)	(11)	(30)
Total pension (income) expense	$(22)	$(92)	$(68)	$(154)

Other nonpension postretirement

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$5	$5	$12	$14
Interest cost	10	10	30	28
Expected return on plan assets	(23)	(22)	(65)	(69)
Amortization of unrecognized prior service (gain)	(2)	(3)	(6)	(7)
Recognized net (gain) loss	(55)	—	(55)	—
Net periodic benefit cost	(65)	(10)	(84)	(34)
Curtailment (gain) loss	(6)	—	(6)	—
Total postretirement benefit (income) expense	$(71)	$(10)	$(90)	$(34)

Postemployment

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Service cost	$1	$1	$3	$3
Interest cost	—	—	1	—
Recognized net (gain) loss	(1)	(1)	(3)	(3)
Total postemployment benefit expense	$—	$—	$1	$—

In conjunction with the completion of the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses on July 28, 2019, the Company recognized curtailment gains in its U.S. pension and nonpension postretirement plans of $11 million and $6 million, respectively. Additionally, the Company was required to remeasure those plans. The Company recorded a mark-to-market loss of $8 million in our U.S. pension plan due to a lower discount rate and a reduction of the expected return on assets from 7.5% to 7.0% based on an updated target portfolio mix. These decreases were partially offset by better than expected asset returns. We recorded a mark-to-market gain of $55 million related to the remeasurement of a U.S. nonpension postretirement plan as a result of better than expected asset returns, partially offset by a lower discount rate and a reduction of the expected return on assets from 7.5% to 7.0% based on an updated target portfolio mix.

For the quarter and year-to-date periods ended September 28, 2019, the Company recognized a loss of $15 million and $26 million, respectively, related to the remeasurement of a U.S. pension plan as current year distributions are expected to exceed service and interest costs resulting in settlement accounting for that particular plan. The amount of the remeasurement loss recognized was due primarily to a lower discount rate relative to the previous measurement.

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

For the quarter and year-to-date periods ended September 29, 2018, the Company recognized mark-to-market gains of $3 million and $14 million, respectively, related to the remeasurement of a U.S. pension plan as current year distributions are expected to exceed service and interest costs resulting in settlement accounting for that particular plan. The amount of the remeasurement gain recognized was due primarily to a favorable change in the discount rate relative to the previous measurement.

Company contributions to employee benefit plans are summarized as follows:

(millions)	Pension	Nonpension postretirement	Total
Quarter ended:
September 28, 2019	$2	$5	$7
September 29, 2018	$—	$5	$5
Year-to-date period ended:
September 28, 2019	$6	$13	$19
September 29, 2018	$266	$13	$279
Full year:
Fiscal year 2019 (projected)	$7	$18	$25
Fiscal year 2018 (actual)	$270	$17	$287

Prior year contributions included $250 million of pre-tax discretionary contributions to U.S. plans in the second quarter of 2018 designated for the 2017 tax year. Plan funding strategies may be modified in response to management's evaluation of tax deductibility, market conditions, and competing investment alternatives.

Multi-employer pension plan exit liability
During the third quarter of 2019, the Company incurred a pre-tax charge of $132 million due to withdrawing from two multi-employer pension plans. While this is our best estimate of the ultimate cost of withdrawing from the plans at this time, the actual cost could differ based on final funding assessments. Any changes to the estimate will be recorded in the period identified. The cash obligation is approximately $8 million annually for 20 years. The net present value of the liability was determined using a risk free interest rate.  The charge was recorded within Cost of goods sold on the Consolidated Statement of Income and Other current liabilities and Other liabilities on the Consolidated Balance Sheet.

Note 11 Income taxes
The consolidated effective tax rate for the quarter ended September 28, 2019 was 27% as compared to 15% in the same quarter of the prior year. The effective tax rate for the third quarter of 2019 was unfavorably impacted by a permanent basis difference in the assets sold to Ferrero partially offset by the resolution of an uncertain tax position. The effective tax rate for the third quarter of 2018 benefited from a $16 million reduction of income tax expense related to the updated estimate of the Company's U.S. Tax Reform transition tax liability.

The consolidated effective tax rate for the year-to-date periods ended September 28, 2019 and September 29, 2018 was 22% and 14%, respectively. The effective tax rate for the year-to-date period ended September 28, 2019 was unfavorably impacted by a permanent basis difference in the assets sold to Ferrero. The effective tax rate for the year-to-date period ended September 29, 2018 benefited from a reduction of income tax expense related to the updated estimate of the Company's transition tax liability, a discretionary pension contribution, and a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring.

As a result of the divestiture of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses during the third quarter of 2019, the Company reclassified approximately $200 million of deferred tax liabilities to current tax liability and recognized approximately $60 million of current tax liability related to permanent basis differences on the assets sold to Ferrero. The Company expects to pay cash taxes of approximately $260 million in the fourth quarter of 2019 related to the divestiture.

As of September 28, 2019, the Company classified $19 million of unrecognized tax benefits as a net current liability. Management’s estimate of reasonably possible changes in unrecognized tax benefits during the next twelve months consists of the current liability balance expected to be settled within one year, offset by approximately $2 million of projected additions related primarily to ongoing intercompany transfer pricing activity. Management is currently unaware of any issues under review that could result in significant additional payments, accruals or other material deviation in this estimate.
The Company’s total gross unrecognized tax benefits as of September 28, 2019 was $86 million. Of this balance, $78 million represents the amount that, if recognized, would affect the Company’s effective income tax rate in future periods.

December 29, 2018	$97
Tax positions related to current year:
Additions	2
Reductions	—
Tax positions related to prior years:
Additions	—
Reductions	(12)
Settlements	—
Lapse in statute of limitations	(1)
September 28, 2019	$86

The accrual balance for tax-related interest was approximately $11 million at September 28, 2019. During the third quarter of 2019, the Company settled a tax matter resulting in an $11 million reduction of the accrual.
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

Total notional amounts of the Company’s derivative instruments as of September 28, 2019 and December 29, 2018 were as follows:

(millions)	September 28, 2019	December 29, 2018
Foreign currency exchange contracts	$2,250	$1,863
Cross-currency contracts	1,480	1,197
Interest rate contracts	1,856	1,608
Commodity contracts	319	417
Total	$5,905	$5,085

Following is a description of each category in the fair value hierarchy and the financial assets and liabilities of the Company that were included in each category at September 28, 2019 and December 29, 2018, measured on a recurring basis.
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

Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumptions about the assumptions a market participant would use in pricing the asset or liability. The Company did not have any level 3 financial assets or liabilities as of September 28, 2019 or December 29, 2018.
The following table presents assets and liabilities that were measured at fair value in the Consolidated Balance Sheet on a recurring basis as of September 28, 2019 and December 29, 2018:
Derivatives designated as hedging instruments

	September 28, 2019			December 29, 2018
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Cross-currency contracts:
Other assets	$—	$143	$143	$—	$79	$79
Interest rate contracts:
Other assets (a)	—	11	11	—	17	17
Total assets	$—	$154	$154	$—	$96	$96
Liabilities:
Interest rate contracts:
Other liabilities (a)	—	(13)	(13)	—	(22)	(22)
Total liabilities	$—	$(13)	$(13)	$—	$(22)	$(22)

(a) The fair value of the related hedged portion of the Company's long-term debt, a level 2 liability, was $0.7 billion and $1.6 billion as of September 28, 2019 and December 29, 2018, respectively.

Derivatives not designated as hedging instruments

	September 28, 2019			December 29, 2018
(millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Foreign currency exchange contracts:
Other current assets	$—	$23	$23	$—	$3	$3
Commodity contracts:
Other current assets	4	—	4	3	—	3
Total assets	$4	$23	$27	$3	$3	$6
Liabilities:
Foreign currency exchange contracts:
Other current liabilities	$—	$(14)	$(14)	$—	$(4)	$(4)
Interest rate contracts:
Other liabilities	—	(13)	(13)	—	—	—
Commodity contracts:
Other current liabilities	(2)	—	(2)	(9)	—	(9)
Total liabilities	$(2)	$(27)	$(29)	$(9)	$(4)	$(13)

The Company has designated its outstanding foreign currency denominated long-term debt as a net investment hedge of a portion of the Company’s investment in its subsidiaries’ foreign currency denominated net assets. The carrying value of this debt was approximately $2.5 billion and $2.6 billion as of September 28, 2019 and December 29, 2018, respectively.
The following amounts were recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for existing fair value hedges as of September 28, 2019 and December 29, 2018.

(millions)	Line Item in the Consolidated Balance Sheet in which the hedged item is included	Carrying amount of the hedged liabilities		Cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged liabilities (a)
		September 28, 2019	December 29, 2018	September 28, 2019	December 29, 2018
Interest rate contracts	Current maturities of long-term debt	$—	$503	$—	$3
Interest rate contracts	Long-term debt	$3,114	$3,354	$27	$(18)
(a) The current maturities of hedged long-term debt includes $3 million of hedging adjustment on discontinued hedging relationships as of December 29, 2018. The hedged long-term debt includes $16 million and $(12) million of hedging adjustment on discontinued hedging relationships as of September 28, 2019 and December 29, 2018, respectively.

The Company has elected to not offset the fair values of derivative assets and liabilities executed with the same counterparty that are generally subject to enforceable netting agreements. However, if the Company were to offset and record the asset and liability balances of derivatives on a net basis, the amounts presented in the Consolidated Balance Sheet as of September 28, 2019 and December 29, 2018 would be adjusted as detailed in the following table:

As of September 28, 2019:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$181	$(38)	$(9)	$134
Total liability derivatives	$(42)	$38	$—	$(4)

As of December 29, 2018:		Gross Amounts Not Offset in the Consolidated Balance Sheet
	Amounts Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received/ Posted	Net Amount
Total asset derivatives	$102	$(27)	$(2)	$73
Total liability derivatives	$(35)	$27	$—	$(8)

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the quarters ended September 28, 2019 and September 29, 2018 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign currency denominated long-term debt	$99	$16	$—	$—
Cross-currency contracts	49	9	9	4	Interest expense
Total	$148	$25	$9	$4
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		September 28, 2019	September 29, 2018
Foreign currency exchange contracts	COGS	$7	$1
Foreign currency exchange contracts	Other income (expense), net	—	2
Commodity contracts	COGS	(21)	(2)
Total		$(14)	$1

The effect of derivative instruments on the Consolidated Statements of Income and Comprehensive Income for the year-to-date periods ended September 28, 2019 and September 29, 2018 was as follows:
Derivatives and non-derivatives in net investment hedging relationships

(millions)	Gain (loss) recognized in AOCI		Gain (loss) excluded from assessment of hedge effectiveness		Location of gain (loss) in income of excluded component
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Foreign currency denominated long-term debt	$115	$89	$—	$—
Cross-currency contracts	64	36	25	10	Interest expense
Total	$179	$125	$25	$10
Derivatives not designated as hedging instruments

(millions)	Location of gain (loss) recognized in income	Gain (loss) recognized in income
		September 28, 2019	September 29, 2018
Foreign currency exchange contracts	COGS	$(3)	$8
Foreign currency exchange contracts	Other income (expense), net	(1)	(2)
Foreign currency exchange contracts	SGA	—	1
Commodity contracts	COGS	(13)	(5)
Total		$(17)	$2

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the quarters ended September 28, 2019 and September 29, 2018:

	September 28, 2019	September 29, 2018
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$72	$72
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(5)	9
Derivatives designated as hedging instruments	7	(9)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	1	(2)

The effect of fair value and cash flow hedge accounting on the Consolidated Income Statement for the year-to-date periods ended September 28, 2019 and September 29, 2018:

	September 28, 2019	September 29, 2018
(millions)	Interest Expense	Interest Expense
Total amounts of income and expense line items presented in the Consolidated Income Statement in which the effects of fair value or cash flow hedges are recorded	$221	$213
Gain (loss) on fair value hedging relationships:
Interest contracts:
Hedged items	(42)	34
Derivatives designated as hedging instruments	44	(30)

Gain (loss) on cash flow hedging relationships:
Interest contracts:
Amount of gain (loss) reclassified from AOCI into income	(2)	(6)

During the next 12 months, the Company expects $9 million of net deferred losses reported in AOCI at September 28, 2019 to be reclassified to income, assuming market rates remain constant through contract maturities.

Certain of the Company’s derivative instruments contain provisions requiring the Company to post collateral on those derivative instruments that are in a liability position if the Company’s credit rating is at or below BB+ (S&P), or Baa1 (Moody’s). The fair value of all derivative instruments with credit-risk-related contingent features in a liability position on September 28, 2019 was not material. In addition, certain derivative instruments contain provisions that would be triggered in the event the Company defaults on its debt agreements. There were no collateral posting as of September 28, 2019 triggered by credit-risk-related contingent features.

Other fair value measurements

The following is a summary of the carrying and market values of the Company's available for sale securities:

	September 28, 2019			December 29, 2018
		Unrealized			Unrealized
(millions)	Cost	Gain (Loss)	Market Value	Cost	Gain (Loss)	Market Value
Corporate bonds	$—	$—	$—	$59	$—	$59

During the third quarter of 2019, the Company's investments in level 2 corporate bonds were sold for $63 million resulting in a gain of $4 million, recorded in Other income and (expense).

The market values of the Company's investments in level 2 corporate bonds were based on matrices or models from pricing vendors. Unrealized gains and losses were included in the Consolidated Statement of Comprehensive Income. Additionally, these investments were recorded within Other current assets and Other assets on the Consolidated Balance Sheet, based on the maturity of the individual security.
Financial instruments
The carrying values of the Company’s short-term items, including cash, cash equivalents, accounts receivable, accounts payable, notes payable and current maturities of long-term debt approximate fair value. The fair value of the Company’s long-term debt, which are level 2 liabilities, is calculated based on broker quotes. The fair value and carrying value of the Company's long-term debt was $8.3 billion and $7.7 billion, respectively, as of September 28, 2019. The fair value and carrying value of the Company's long-term debt were both $8.2 billion as of December 29, 2018.

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
Master netting agreements apply in situations where the Company executes multiple contracts with the same counterparty. Certain counterparties represent a concentration of credit risk to the Company. If those counterparties fail to perform according to the terms of derivative contracts, this would result in a loss to the Company of approximately $112 million, net of collateral already received from those counterparties, as of September 28, 2019.
For certain derivative contracts, reciprocal collateralization agreements with counterparties call for the posting of collateral in the form of cash, treasury securities or letters of credit if a fair value loss position to the Company or its counterparties exceeds a certain amount. In addition, the Company is required to maintain cash margin accounts in connection with its open positions for exchange-traded commodity derivative instruments executed with the counterparty that are subject to enforceable netting agreements. As of September 28, 2019, the Company had no collateral posting requirements related to reciprocal collateralization agreements and collected approximately $19 million of collateral related to reciprocal collaterization agreements which is reflected as an increase in other liabilities. As of September 28, 2019 the Company posted $10 million in margin deposits for exchange-traded commodity derivative instruments, which was reflected as an increase in accounts receivable, net on the Consolidated Balance Sheet.
Management believes concentrations of credit risk with respect to accounts receivable is limited due to the generally high credit quality of the Company’s major customers, as well as the large number and geographic dispersion of smaller customers. However, the Company conducts a disproportionate amount of business with a small number of large multinational grocery retailers, with the five largest accounts encompassing approximately 19% of consolidated trade receivables at September 28, 2019.
Note 13 Reportable segments
Kellogg Company is the world’s leading producer of cereal, second largest producer of crackers, and a leading producer of savory snacks and frozen foods. Additional product offerings include toaster pastries, cereal bars, veggie foods and noodles. Kellogg products are manufactured and marketed globally. Principal markets for these products include the United States, United Kingdom, and Nigeria.

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

In addition, the Company transferred its Middle East, North Africa, and Turkey businesses from Kellogg Europe to Kellogg AMEA, effective December 30, 2018. This consolidated the Company's Africa business under a single regional management team. All comparable prior periods have been restated to reflect the change. For the quarter and year-to-date periods ended September 29, 2018, the change resulted in $65 million and $194 million, respectively, of reported net sales and $11 million and $35 million, respectively, of reported operating profit transferring from Kellogg Europe to Kellogg AMEA.
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
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash.  Both the total assets and net assets, consisting primarily of goodwill and intangibles, property, plant and equipment, and inventory, of the businesses were approximately $1.3 billion. The operating results for these businesses were primarily included in the North America reporting segment prior to the sale.

The measurement of reportable segment results is based on segment operating profit which is generally consistent with the presentation of operating profit in the Consolidated Statement of Income. Reportable segment results were as follows:

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Net sales
North America	$2,059	$2,188	$6,496	$6,645
Europe	527	531	1,566	1,610
Latin America	244	239	707	710
AMEA	542	511	1,586	1,265
Consolidated	$3,372	$3,469	$10,355	$10,230
Operating profit
North America (a)(b)	$208	$330	$910	$1,114
Europe	68	63	164	210
Latin America	23	28	61	70
AMEA (c)	53	46	145	125
Total Reportable Segments	352	467	1,280	1,519
Corporate (b)	(89)	(71)	(239)	(139)
Consolidated	$263	$396	$1,041	$1,380

(a) During the third quarter of 2019, North America operating profit includes the recognition of multi-employer pension plan exit liabilities totaling $132 million.
(b) Corporate operating profit in 2019 includes the cost of certain global research and development activities that were previously included in the North America reportable segment in 2018 that totaled approximately $12 million and $36 million for the quarter and year-to-date periods, respectively.
(c) During the third quarter of 2019, AMEA operating profit includes the $13 million reversal of indirect excise tax liabilities largely the result of participating in a tax amnesty program.
Supplemental product information is provided below for net sales to external customers:

	Quarter ended		Year-to-date period ended
(millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Snacks	$1,610	$1,688	$5,132	$5,146
Cereal	1,280	1,330	3,811	3,985
Frozen	260	258	786	781
Noodles and other	222	193	626	318
Consolidated	$3,372	$3,469	$10,355	$10,230

Note 14 Supplemental Financial Statement Data

Consolidated Balance Sheet
(millions)	September 28, 2019 (unaudited)	December 29, 2018
Trade receivables	$1,399	$1,163
Allowance for doubtful accounts	(9)	(10)
Refundable income taxes	14	28
Other receivables	239	194
Accounts receivable, net	$1,643	$1,375
Raw materials and supplies	$320	$339
Finished goods and materials in process	880	991
Inventories	$1,200	$1,330
Property	$8,804	$9,173
Accumulated depreciation	(5,311)	(5,442)
Property, net	$3,493	$3,731
Pension	$275	$228
Deferred income taxes	256	246
Other	700	594
Other assets	$1,231	$1,068
Accrued income taxes	$294	$48
Accrued salaries and wages	259	309
Accrued advertising and promotion	643	557
Other	559	502
Other current liabilities	$1,755	$1,416
Income taxes payable	$97	$115
Nonpension postretirement benefits	36	34
Other	446	355
Other liabilities	$579	$504

Note 15 Contingencies
In 2016, a class action complaint was filed against Kellogg in the Northern District of California relating to statements made on packaging for certain products. In August 2019, the Court ruled in favor of the plaintiff regarding certain statements made on the Company’s products and ordered the parties to conduct settlement discussions related to all matters in dispute. As of September 28, 2019, the Company concluded that the contingency related to the unfavorable ruling was probable and estimable, resulting in a liability being recorded. On October 21, 2019, the parties filed a motion to the Court to approve a settlement. This litigation, including any potential settlement, is not expected to have a material impact on the Company’s consolidated financial statements.  The Company will continue to evaluate the likelihood of potential outcomes as the litigation continues.

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

For more than 100 years, consumers have counted on Kellogg for great-tasting, high-quality and nutritious foods. These foods include snacks, such as crackers, savory snacks, toaster pastries, cereal bars and bites; and convenience foods, such as, ready-to-eat cereals, frozen waffles, veggie foods, and noodles.
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

In addition, we transferred our Middle East, North Africa, and Turkey businesses (MENAT) from Kellogg Europe to Kellogg AMEA, effective December 30, 2018. This consolidated all of the Company's Africa business under a single regional management team. All comparable prior periods have been restated to reflect the change. For the quarter and year-to-date periods ended September 29, 2018, the change resulted in $65 million and $194 million, respectively, of reported net sales and $11 million and $35 million, respectively, of reported operating profit transferring from Europe to AMEA.

On July 28, 2019, we completed the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero International S.A. (“Ferrero”) for $1.3 billion in cash, on a cash-free, debt-free basis and subject to a working capital adjustment mechanism. The operating results for these businesses were included in our North America and Latin America reporting segments prior to the sale.

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

•
Currency-neutral net sales and organic net sales: We adjust the GAAP financial measure to exclude the impact of foreign currency, resulting in currency-neutral sales. In addition, we exclude the impact of acquisitions, divestitures, and foreign currency, resulting in organic net sales. We excluded the items which we believe may obscure trends in our underlying net sales performance. By providing these non-GAAP net sales measures, management intends to provide investors with a meaningful, consistent comparison of net sales performance for the Company and each of our reportable segments for the periods presented. Management uses these non-GAAP measures to evaluate the effectiveness of initiatives behind net sales growth, pricing realization, and the impact of mix on our business results. These non-GAAP measures are also used to make decisions regarding the future direction of our business, and for resource allocation decisions.

•
Adjusted: operating profit and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan exit liabilities, the gain on the divestiture of selected cookies, fruit snacks, pie crusts, and ice cream cone businesses, and other costs impacting comparability resulting in adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

•
Currency-neutral adjusted: gross profit, gross margin, operating profit, and diluted EPS: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan exit liabilities, the gain on the divestiture of selected cookies, fruit snacks, pie crusts, and ice cream cone businesses, other costs impacting comparability, and foreign currency, resulting in currency-neutral adjusted. We excluded the items which we believe may obscure trends in our underlying profitability. By providing these non-GAAP profitability measures, management intends to provide investors with a meaningful, consistent comparison of the Company's profitability measures for the periods presented. Management uses these non-GAAP financial measures to evaluate the effectiveness of initiatives intended to improve profitability, as well as to evaluate the impacts of inflationary pressures and decisions to invest in new initiatives within each of our segments.

Adjusted effective income tax rate: We adjust the GAAP financial measures to exclude the effect of restructuring programs, mark-to-market adjustments for pension plans (service cost, interest cost, expected return on plan assets, and other net periodic pension costs are not excluded), commodities and certain foreign currency contracts, multi-employer pension plan exit liabilities, the gain on the divestiture of selected cookies, fruit snacks, pie crusts, and ice cream cone businesses, and other costs impacting comparability. We excluded the items which we believe may obscure trends in our pre-tax income and the related tax effect of those items on our adjusted effective income tax rate. By providing this non-GAAP measure, management intends to provide investors with a meaningful, consistent comparison of the Company's effective tax rate, excluding the pre-tax income and tax effect of the items noted above, for the periods presented. Management uses this non-GAAP measure to monitor the effectiveness of initiatives in place to optimize our global tax rate.

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

Significant items impacting comparability

Mark-to-market accounting for pension plans, commodities and certain foreign currency contracts
We recognize mark-to-market adjustments for pension plans, commodity contracts, and certain foreign currency contracts as incurred. Actuarial gains/losses for pension plans are recognized in the year they occur. Changes between contract and market prices for commodities contracts and certain foreign currency contracts result in gains/losses that are recognized in the quarter they occur. We recorded a pre-tax mark-to-market benefit of $21 million and a pre-tax mark-to-market expense of $15 million for the quarter and year-to-date periods ended September 28, 2019, respectively. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $32 million and $22 million for the quarter and year-to-date periods ended September 28, 2019, respectively. We also recorded a pre-tax mark-to-market benefit of $25 million and $69 million for the quarter and year-to-date periods ended September 29, 2018, respectively. Included within the aforementioned was a pre-tax mark-to-market benefit for pension plans of $36 million and $63 million for the quarter and year-to-date periods ended September 29, 2018, respectively.

Project K
Project K continued generating savings used to invest in key strategic areas of focus for the business. We recorded pre-tax charges related to this program of $15 million and $38 million for the quarter and year-to-date periods ended September 28, 2019 respectively. We also recorded pre-tax charges related to this program of $34 million and $59 million for the quarter and year-to-date periods ended September 29, 2018, respectively.

See the Restructuring Programs section for more information.

Brexit impacts
With the uncertainty of the United Kingdom (U.K.) exiting the European Union (EU), commonly referred to as Brexit, we have begun preparations to proactively prepare for the potential adverse impacts of Brexit, such as delays at ports of entry and departure. As a result, we incurred pre-tax charges of $1 million and $7 million for the quarter and year-to-date periods ended September 28, 2019, respectively.

Business and portfolio realignment
One-time costs related to: completed and prospective divestitures and acquisitions, including the divestiture of our selected cookies, fruit snacks, pie crusts, and ice-cream cone businesses; reorganizations in support of our Deploy for Growth priorities and a reshaped portfolio; and investments in enhancing capabilities prioritized by our Deploy for Growth strategy. We incurred pre-tax charges related, primarily to reorganizations, of $21 million and $135 million for the quarter and year-to-date periods ended September 28, 2019, respectively.

Multi-employer pension plan exit liability
During the third quarter of 2019, the Company incurred a pre-tax charge of $132 million due to withdrawing from two multi-employer pension plans.

Divestiture
On July 28, 2019, the Company completed its sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash, subject to a working capital adjustment mechanism.  Both the total assets and net assets of the businesses were approximately $1.3 billion, resulting in a net pre-tax gain of $38 million for the quarter ended September 28, 2019, recorded in Other income and (expense). Additionally, the Company recognized curtailment gains related to the divestiture totaling $17 million in our U.S. pension and nonpension postretirement plans.

The operating results for these businesses were included primarily in our North America reportable segment, and to a lesser extent, Latin America, prior to the sale. Reported net sales for the divested businesses totaled $132 million for the two month period ended September 29, 2018.

Adoption of U.S. Tax Reform
In conjunction with the adoption of U.S. Tax Reform, the Company recorded a $16 million reduction of income tax expense for the quarter and year-to-date periods ended September 29, 2018 related to our transition tax liability.

Gain on unconsolidated entities, net
In connection with the Multipro business combination during the second quarter of 2018, the Company recognized a one-time, non-cash gain on the disposition of our previously held equity interest in Multipro of $245 million. Additionally, the Company exercised its call option to acquire a 50% interest in Tolaram Africa Foods, PTE LTD, a holding company with a 49% equity interest in an affiliated food manufacturer, resulting in the Company having a 24.5% interest in the affiliated food manufacturer. In conjunction with the exercise, the Company recognized a one-time, non-cash loss of $45 million, which represents an other than temporary excess of cost over fair value of the investment. These amounts were recorded within Earnings (loss) from unconsolidated entities during the second quarter of 2018.

Acquisitions
In May of 2018, the Company acquired an incremental 1% ownership interest in Multipro, which along with concurrent changes to the shareholders' agreement, resulted in the Company now having a 51% controlling interest in and began consolidating Multipro, a leading distributor of a variety of food products in Nigeria and Ghana. In our AMEA reportable segment, for the year-to-date period ended September 28, 2019, the acquisition added $271 million, in net sales that impacted the comparability of our reported results.

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

Financial results
For the quarter ended September 28, 2019, our reported net sales decreased 2.8% due primarily to the absence of results from the selected cookies, fruit snacks, pie crusts, and ice cream cones businesses that were divested in July, and unfavorable foreign currency. Organic net sales increased 2.4% from the prior year after excluding the impact of the divestiture and foreign currency, due to growth and favorable pricing/mix across all of our operating segments.

Third quarter reported operating profit decreased 33% versus the year-ago quarter, due primarily to the recognition of a $132 million liability during the quarter related to our exit from two multi-employer pension plans and the absence of results from the businesses divested during the quarter. Additionally, higher business and portfolio realignment costs, and unfavorable foreign currency contributed to the decline. These impacts were partially offset by lower Project K costs during the current quarter. Currency-neutral adjusted operating profit decreased 4.4%, which included 5 percentage points of decline related to the absence of results from the businesses divested during the quarter. Currency-neutral adjusted operating profit excludes the impact of multi-employer pension plan exit liabilities, foreign currency, Project K, business and portfolio realignment, and Brexit.

Reported diluted EPS of $0.72 for the quarter was down 34% compared to the prior year quarter of $1.09 due primarily to the recognition of liabilities related to our exit from multi-employer pension plans during the current quarter, the unfavorable impact of the divestiture, increased business and portfolio realignment costs, U.S. Tax Reform, and unfavorable foreign currency, partially offset by lower Project K costs. Currency-neutral adjusted diluted EPS of $1.05 decreased less than 1% compared to prior year quarter of $1.06, after excluding the impact of multi-employer pension plan exit liabilities, foreign currency, mark-to-market, Project K, business and portfolio realignment, and Brexit.

Reconciliation of certain non-GAAP Financial Measures

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions, except per share data)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Reported net income	$247	$380	$815	$1,420
Mark-to-market (pre-tax)	21	25	15	69
Project K (pre-tax)	(15)	(34)	(38)	(59)
Brexit impacts (pre-tax)	(1)	—	(7)	—
Business and portfolio realignment (pre-tax)	(21)	—	(135)	—
Multi-employer pension plan exit liability (pre-tax)	(132)	—	(132)	—
Gain on divestiture (pre-tax)	55	—	55	—
Income tax impact applicable to adjustments, net*	(13)	4	21	1
Adoption of U.S Tax Reform	—	16	—	16
Gain from unconsolidated entities, net	—	—	—	200
Adjusted net income	$353	$369	$1,036	$1,193
Foreign currency impact	(6)		(23)
Currency-neutral adjusted net income	$359	$369	$1,059	$1,193
Reported diluted EPS	$0.72	$1.09	$2.38	$4.07
Mark-to-market (pre-tax)	0.06	0.07	0.04	0.20
Project K (pre-tax)	(0.04)	(0.10)	(0.11)	(0.17)
Brexit impacts (pre-tax)	—	—	(0.02)	—
Business and portfolio realignment (pre-tax)	(0.06)	—	(0.39)	—
Multi-employer pension plan exit liability (pre-tax)	(0.39)	—	(0.39)	—
Gain on divestiture (pre-tax)	0.16	—	0.16	—
Income tax impact applicable to adjustments, net*	(0.04)	0.01	0.06	—
Adoption of U.S Tax Reform	—	0.05	—	0.05
Gain from unconsolidated entities, net	—	—	—	0.57
Adjusted diluted EPS	$1.03	$1.06	$3.03	$3.42
Foreign currency impact	(0.02)		(0.07)
Currency-neutral adjusted diluted EPS	$1.05	$1.06	$3.10	$3.42
Currency-neutral adjusted diluted EPS growth	(0.9)%		(9.4)%
Note: Tables may not foot due to rounding.
* Represents the estimated income tax effect on the reconciling items, using weighted-average statutory tax rates, depending upon the applicable jurisdiction.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Net sales and operating profit
The following tables provide an analysis of net sales and operating profit performance for the third quarter of 2019 versus 2018:

Quarter ended September 28, 2019
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,059	$527	$244	$542	$—	$3,372
Foreign currency impact on total business (inc)/dec	(3)	(27)	(8)	(7)	—	(45)
Currency-neutral net sales	$2,061	$554	$251	$549	$—	$3,416
Acquisitions	—	—	—	—	—	—
Foreign currency impact on acquisitions (inc)/dec	—	—	—	—	—	—
Organic net sales	$2,061	$554	$251	$549	$—	$3,416

Quarter ended September 29, 2018
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$2,188	$531	$239	$511	$—	$3,469
Divestiture	130	—	2	—	—	132
Organic net sales	$2,058	$531	$237	$511	$—	$3,337

% change - 2019 vs. 2018:
Reported growth	(5.9)%	(0.7)%	1.7%	6.1%	—%	(2.8)%
Foreign currency impact on total business (inc)/dec	(0.1)%	(4.9)%	(3.4)%	(1.5)%	—%	(1.3)%
Currency-neutral growth	(5.8)%	4.2%	5.1%	7.6%	—%	(1.5)%
Acquisitions	—%	—%	—%	—%	—%	—%
Divestiture	(6.0)%	—%	(0.8)%	—%	—%	(3.9)%
Foreign currency impact on acquisitions (inc)/dec	—%	—%	—%	—%	—%	—%
Organic growth	0.2%	4.2%	5.9%	7.6%	—%	2.4%
Volume (tonnage)	(2.5)%	2.1%	2.1%	(0.1)%	—%	(0.7)%
Pricing/mix	2.7%	2.1%	3.8%	7.7%	—%	3.1%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Quarter ended September 28, 2019
(millions)	North America*	Europe	Latin America	AMEA	Corporate*	Kellogg Consolidated
Reported operating profit	$208	$68	$23	$53	$(89)	$263
Mark-to-market	—	—	—	—	(11)	(11)
Project K	(9)	(1)	(4)	—	—	(15)
Brexit impacts	—	(1)	—	—	—	(1)
Business and portfolio realignment	(2)	1	—	(2)	(18)	(21)
Multi-employer pension plan liability	(132)	—	—	—	—	(132)
Adjusted operating profit	$351	$69	$28	$56	$(61)	$444
Foreign currency impact	—	(4)	(1)	(1)	—	(6)
Currency-neutral adjusted operating profit	$352	$73	$29	$58	$(61)	$450

Quarter ended September 29, 2018
(millions)	North America*	Europe	Latin America	AMEA	Corporate*	Kellogg Consolidated
Reported operating profit	$330	$63	$28	$46	$(71)	$396
Mark-to-market	—	—	—	—	(11)	(11)
Project K	(44)	(14)	(3)	(2)	(1)	(64)
Brexit impacts	—	—	—	—	—	—
Business and portfolio realignment	—	—	—	—	—	—
Multi-employer pension plan exit liability	—	—	—	—	—	—
Adjusted operating profit	$374	$77	$31	$48	$(59)	$471

% change - 2019 vs. 2018:
Reported growth	(36.7)%	8.9%	(14.5)%	14.9%	(27.8)%	(33.4)%
Mark-to-market	—%	—%	—%	—%	5.4%	(0.9)%
Project K	5.0%	19.0%	(6.0)%	4.8%	2.9%	6.2%
Brexit impacts	—%	(1.9)%	—%	—%	—%	(0.4)%
Business and portfolio realignment	(0.6)%	1.8%	(0.3)%	(4.9)%	(30.7)%	(4.4)%
Multi-employer pension plan exit liability	(35.4)%	—%	—%	—%	—%	(28.2)%
Adjusted growth	(5.7)%	(10.0)%	(8.2)%	15.0%	(5.4)%	(5.7)%
Foreign currency impact	(0.1)%	(4.7)%	(3.4)%	(2.9)%	—%	(1.3)%
Currency-neutral adjusted growth	(5.6)%	(5.3)%	(4.8)%	17.9%	(5.4)%	(4.4)%
Note: Tables may not foot due to rounding.
* Corporate in 2019 includes the cost of certain global research and development activities that were previously included in the North America reportable segment in 2018 that totaled approximately $12 million.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales decreased 5.9% versus the comparable quarter of 2018 due primarily to the absence of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses that were divested in July and unfavorable foreign currency, partially offset by favorable price/mix. Organic net sales increased 0.2% after excluding the impact of the divestiture and foreign currency.

Net sales % change - third quarter 2019 vs. 2018:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(7.6)%	—%	(7.6)%	(12.8)%	5.2%
Cereal	(5.0)%	(0.2)%	(4.8)%	—%	(4.8)%
Frozen	0.5%	(0.1)%	0.6%	—%	0.6%

North America snacks reported net sales decreased 7.6% due primarily to the divestiture. Organic net sales increased 5.2% in the quarter primarily due to sustained momentum in key brands, including Cheez-It, Rice Krispies Treats, and Pop-Tarts.

North America cereal reported net sales declined by 5.0% due primarily to category softness and a gradual return to brand building activity during the quarter following our pack-size harmonization during the first half of the year.

North America frozen foods reported net sales increased 0.5%, lapping strong prior year growth and the impact of phasing out certain SKU’s. More than offsetting these factors was accelerated growth in MorningStar Farms, with double-digit net sales and consumption growth during the quarter behind innovation and strong commercial programs.

North America reported operating profit decreased 37% due primarily to the recognition of a $132 million liability during the quarter related to our exit from two multi-employer pension plans and the absence of results from the businesses divested during the quarter. Additionally, higher business and portfolio realignment costs, and unfavorable foreign currency contributed to the decline. These impacts were partially offset by lower Project K costs during the current quarter. Currency-neutral adjusted operating profit declined 5.6%, which included 6 percentage points of decline related to the absence of results from the businesses divested during the quarter. Currency-neutral adjusted operating profit excludes the impact of the multi-employer plan exit liability, Project K, business and portfolio realignment, and foreign currency. Additionally, North America operating profit benefited from the transfer of certain global research and development activities from North America to Corporate at the beginning of 2019.

Europe
Reported net sales decreased 0.7% due primarily to unfavorable foreign currency. Currency-neutral net sales increased 4.2% after excluding the impact of foreign currency, driven by higher volume and favorable price/mix.

Growth was driven by snacks, led by Pringles, with increased net sales and consumption in key markets behind innovation, effective brand-building, and new pack formats. Growth was partially offset by modest declines in certain developed markets' cereal and wholesome snacks businesses.

Reported operating profit increased 8.9% due primarily to lower Project K costs partially offset by unfavorable foreign currency, timing of promotional activities, and cost pressures. Currency-neutral adjusted operating profit decreased 5.3% after excluding the impact of foreign currency, and costs related to Project K, business and portfolio realignment, and Brexit.

Latin America
Reported net sales increased 1.7% due to higher volume and favorable pricing/mix partially offset by the impact of the divestiture and unfavorable foreign currency. Organic net sales increased 5.9% after excluding the impact of the divestiture and foreign currency.

Cereal performance was led by net sales and consumption growth in Mexico for the quarter, despite lapping strong prior year comparisons. Cereal net sales in Brazil also increased despite category softness.

Snacks performance was led by Pringles, with increased net sales and consumption in both Mexico and Brazil for the quarter.

Reported operating profit decreased 14.5% due primarily to unfavorable foreign currency, higher input costs, and investments in capabilities. These impacts were partially offset by the recognition of an indirect tax receivable for prior periods during the quarter. Currency-neutral adjusted operating profit decreased 4.8% after excluding the impact of foreign currency and Project K.

AMEA
Reported net sales improved 6.1% due to improved price realization, partially offset by unfavorable foreign currency. Currency-neutral net sales increased 7.6% after excluding the impact of foreign currency.

Snacks posted solid growth in the quarter, led by sustained momentum in Pringles, which grew net sales and consumption collectively across the region.

Cereal net sales growth for the region was led by Asia and MENAT.

Africa posted reported net sales growth during the quarter on continued growth of the Multipro business in West Africa as well as expanded distribution of Kellogg-branded noodles elsewhere on the continent.

Reported operating profit increased 15% due to the reversal of indirect excise tax liabilities largely the result of participating in a tax amnesty program and higher net sales partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit improved 18% after excluding the impact of Project K, business and portfolio realignment, and foreign currency.

Corporate
Reported operating profit decreased $18 million versus the comparable prior year quarter due primarily to higher business and portfolio realignment costs during the current quarter as well as the transfer of certain global research and development activities from North America to Corporate at the beginning of 2019, partially offset by savings resulting from restructuring programs. Currency-neutral adjusted operating profit decreased $2 million after excluding the impact of mark-to-market, Project K, and business and portfolio realignment.

The following tables provide an analysis of net sales and operating profit performance for the year-to-date periods ended September 28, 2019 and September 29, 2018:

Year-to-date period ended September 28, 2019
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$6,496	$1,566	$707	$1,586	$—	$10,355
Foreign currency impact on total business (inc)/dec	(12)	(100)	(30)	(87)	—	(230)
Currency-neutral net sales	$6,508	$1,666	$738	$1,673	$—	$10,585
Acquisitions	—	—	—	271	—	271
Foreign currency impact on acquisitions (inc)/dec	—	—	—	49	—	49
Organic net sales	$6,508	$1,666	$738	$1,353	$—	$10,265

Year-to-date period ended September 29, 2018
(millions)	North America	Europe	Latin America	AMEA	Corporate	Kellogg Consolidated
Reported net sales	$6,645	$1,610	$710	$1,265	$—	$10,230
Divestiture	130	—	2	—	—	132
Organic net sales	$6,515	$1,610	$708	$1,265	$—	$10,098

% change - 2019 vs. 2018:
Reported growth	(2.3)%	(2.8)%	(0.4)%	25.5%	—%	1.2%
Foreign currency impact on total business (inc)/dec	(0.2)%	(6.2)%	(4.3)%	(6.9)%	—%	(2.3)%
Currency-neutral growth	(2.1)%	3.4%	3.9%	32.4%	—%	3.5%
Acquisitions	—%	—%	—%	21.5%	—%	2.7%
Divestiture	(2.0)%	—%	(0.3)%	—%	—%	(1.3)%
Foreign currency impact on acquisitions (inc)/dec	—%	—%	—%	3.9%	—%	0.5%
Organic growth	(0.1)%	3.4%	4.2%	7.0%	—%	1.6%
Volume (tonnage)	(1.9)%	2.0%	0.2%	0.1%	—%	(0.7)%
Pricing/mix	1.8%	1.4%	4.0%	6.9%	—%	2.3%
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

Year-to-date period ended September 28, 2019
(millions)	North America*		Europe	Latin America	AMEA	Corporate*	Kellogg Consolidated
Reported operating profit	$910		$164	$61	$145	$(239)	$1,041
Mark-to-market	—		—	—	—	(7)	(7)
Project K	(23)		(2)	(8)	(4)	—	(38)
Brexit impacts	—		(7)	—	—	—	(7)
Business and portfolio realignment	(55)		(35)	(2)	(4)	(39)	(135)
Multi-employer pension plan exit liability	(132)		—	—	—	—	(132)
Adjusted operating profit	$1,120		$208	$72	$153	$(193)	$1,361
Foreign currency impact	(1)		(13)	(2)	(8)	—	(24)
Currency-neutral adjusted operating profit	$1,121		$222	$74	$161	$(193)	$1,385

Year-to-date period September 29, 2018
(millions)	North America*		Europe	Latin America	AMEA	Corporate*	Kellogg Consolidated
Reported operating profit	$1,114	210	$210	$70	$125	$(139)	$1,380
Mark-to-market	—		—	—	—	22	22
Project K	(66)		(8)	(7)	(5)	(3)	(89)
Adjusted operating profit	$1,180		$218	$77	$130	$(158)	$1,447

% change - 2019 vs. 2018:
Reported growth	(18.3)%		(21.8)%	(11.9)%	15.6%	(72.1)%	(24.5)%
Mark-to-market	—%		—%	—%	—%	(28.4)%	(1.8)%
Project K	2.6%		1.9%	(2.8)%	1.3%	3.0%	2.2%
Brexit impacts	—%		(3.3)%	—%	—%	—%	(0.5)%
Business and portfolio realignment	(4.7)%		(16.0)%	(2.6)%	(3.4)%	(24.5)%	(9.3)%
Multi-employer pension plan exit liability	(11.2)%		—%	—%	—%	—%	(9.2)%
Adjusted growth	(5.0)%		(4.4)%	(6.5)%	17.7%	(22.2)%	(5.9)%
Foreign currency impact	(0.1)%		(6.2)%	(2.5)%	(5.8)%	0.1%	(1.6)%
Currency-neutral adjusted growth	(4.9)%		1.8%	(4.0)%	23.5%	(22.3)%	(4.3)%
Note: Tables may not foot due to rounding.
* Corporate in 2019 includes the cost of certain global research and development activities that were previously included in the North America reportable segment in 2018 that totaled approximately $36 million.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.

North America
Reported net sales decreased 2.3% versus the comparable year-to-date period of 2018 due primarily to the divestiture partially offset by favorable pricing/mix. Organic net sales decreased 0.1% after excluding the impact of the divestiture and foreign currency.

Net sales % change - third quarter year-to-date 2019 vs. 2018:
North America	Reported net sales	Foreign currency	Currency-neutral net sales	Divestiture	Organic net sales
Snacks	(1.4)%	(0.1)%	(1.3)%	(4.1)%	2.8%
Cereal	(4.9)%	(0.3)%	(4.6)%	—%	(4.6)%
Frozen	0.6%	(0.2)%	0.8%	—%	0.8%

North America snacks reported net sales decreased 1.4% due primarily to the divestiture. Organic net sales increased 2.8% in the year-to-date period due primarily to sustained momentum and innovations in key brands, including Cheez-It, Rice Krispies Treats, Pringles and Pop-Tarts partially offset by the first quarter RXBAR recall.

North America cereal reported net sales declined by 4.9% largely due to reduced promotional activity during two waves of pack-size harmonization during the first half of the year as well as the loss of share of our Special K branded cereals.

North America frozen foods reported net sales increased by 0.6%, lapping strong year-ago growth and felt the impact of phasing out certain SKU’s. More than offsetting these factors was accelerated growth in MorningStar Farms as net sales, consumption, and share grew during the year-to-date period on innovation and strong commercial programs.

North America reported operating profit decreased 18% due primarily to the recognition of a $132 million liability related to our exit from two multi-employer pension plans and the absence of results from the businesses divested during the quarter. Additionally, higher input costs, higher business and portfolio realignment costs, and unfavorable foreign currency contributed to the decline. These impacts were partially offset by lower Project K costs. Currency-neutral adjusted operating profit declined 4.9%, which included 2 percentage points of decline related to the absence of results from the businesses divested during the period. Currency-neutral adjusted operating profit excludes the impacts of the multi-employer plan exit liability, Project K, business and portfolio realignment, and foreign currency. Additionally, North America operating profit benefited from the transfer of certain global research and development activities from North America to Corporate at the beginning of 2019.

Europe
Reported net sales decreased 2.8% due primarily to unfavorable foreign currency partially offset by higher volume and favorable pricing/mix. Currency-neutral net sales increased 3.4% after excluding the impact of foreign currency.

Growth was driven by snacks, led by Pringles, with increased net sales and consumption in key markets behind innovation, effective brand-building, and new pack formats. In addition, Russia net sales showed strong growth in both cereal and snacks in the year-to-date period.

Growth was partially offset by declines in certain developed cereal markets, most notably France.

As reported operating profit decreased 22% due primarily to business and portfolio realignment costs, Brexit, and unfavorable foreign currency. Currency-neutral adjusted operating profit increased 1.8% after excluding the impact of foreign currency and costs related to Project K, business and portfolio realignment, and Brexit.

Latin America
Reported net sales decreased 0.4% due to unfavorable foreign currency partially offset by favorable pricing/mix. Organic net sales increased 4.2% after excluding the impact of the divestiture and foreign currency.

Cereal performance was led by net sales growth in Mexico for the year-to-date period, despite lapping strong prior year comparisons. Cereal net sales in Brazil also increased despite category softness.

Snacks performance was led by Pringles, with increased net sales and consumption growth in Mexico for the year-to-date period.

Reported operating profit decreased 12% due primarily to higher input costs and investments as well as higher business and portfolio realignment costs and unfavorable foreign currency. Currency-neutral adjusted operating profit decreased 4.0% after excluding the impact of foreign currency, Project K, and business and portfolio realignment.

AMEA
Reported net sales improved 26% due to higher volume from the consolidation of Multipro results beginning in May 2018, and Pringles growth across the region, partially offset by unfavorable foreign currency. Organic net sales increased 7.0% due primarily to favorable pricing/mix after excluding the acquisition impact of Multipro and foreign currency.

Multipro posted double-digit reported net sales growth during the year-to-date period and contributed to organic growth beginning in May, lapping last year's consolidation of the business.

Snacks posted solid growth in the year-to-date period, led by sustained momentum in Pringles, which grew net sales and consumption collectively across the region.

Reported operating profit increased 16% due to the consolidation of Multipro results, higher organic net sales, and the reversal of indirect excise tax liabilities largely the result of participating in a tax amnesty program partially offset by unfavorable foreign currency. Currency-neutral adjusted operating profit improved 24% after excluding the impact of foreign currency, Project K, and business and portfolio realignment.

Corporate
Reported operating profit decreased $100 million versus the comparable prior year-to-date period due primarily to higher business and portfolio realignment costs and the transfer of certain global research and development activities from North America to Corporate at the beginning of 2019. These impacts were partially offset by favorable mark-to-market impacts and lower Project K costs. Currency-neutral adjusted operating profit decreased $35 million after excluding the impact of mark-to-market, Project K, and business and portfolio realignment costs.

Margin performance
Our currency-neutral adjusted gross profit and gross profit margin performance for the quarter and year-to-date periods ended September 28, 2019 and September 29, 2018 are reconciled to the directly comparable GAAP measures as follows:

Quarter ended	September 28, 2019		September 29, 2018		GM change vs. prior year (pts.)
	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$1,000	29.7%	$1,176	33.9%	(4.2)
Mark-to-market	(12)	(0.3)%	(10)	(0.3)%	—
Project K	(13)	(0.4)%	(49)	(1.4)%	1.0
Brexit impacts	(1)	(0.1)%	—	—%	(0.1)
Business and portfolio realignment	(3)	—%	—	—%	—
Multi-employer pension plan exit liability	(132)	(4.0)%	—	—%	(4.0)
Foreign currency impact	(16)	—%	—	—%	—
Currency-neutral adjusted	$1,177	34.5%	$1,235	35.6%	(1.1)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the quarter was unfavorable 420 basis points due primarily to the recognition of a $132 million liability during the quarter related to our exit from two multi-employer pension plans. Additionally, margins were negatively impacted by the consolidation of Multipro results, higher input costs, mix shifts and costs related to growth in new pack formats. Currency-neutral adjusted gross margin was unfavorable 110 basis points compared to the third quarter of 2018 after eliminating the impact of the multi-employer pension plan exit liability, mark-to-market, Project K, Brexit, business and portfolio realignment, and foreign currency.

Year-to-date period ended	September 28, 2019		September 29, 2018		GM change vs. prior year (pts.)
	Gross Profit (a)	Gross Margin (b)	Gross Profit (a)	Gross Margin (b)
Reported	$3,293	31.8%	$3,637	35.6%	(3.8)
Mark-to-market	(7)	(0.1)%	22	0.3%	(0.4)
Project K	(30)	(0.3)%	(58)	(0.6)%	0.3
Brexit impacts	(7)	—%	—	—%	—
Business and portfolio realignment	(11)	(0.1)%	—	—%	(0.1)
Multi-employer pension plan exit liability	(132)	(1.3)%	—	—%	(1.3)
Foreign currency impact	(71)	—%	—	—%	—
Currency-neutral adjusted	$3,551	33.6%	$3,673	35.9%	(2.3)
Note: Tables may not foot due to rounding.
For more information on the reconciling items in the table above, please refer to the Significant items impacting comparability section.
(a) Gross profit is equal to net sales less cost of goods sold.
(b) Gross profit as a percentage of net sales.

Reported gross margin for the year-to-date period ended September 28, 2019, was unfavorable 380 basis points due primarily to the recognition of a $132 million liability during the quarter related to our exit from two multi-employer pension plans. Additionally, margins were negatively impacted by the consolidation of Multipro results, higher input costs, mix shifts and costs related to growth in new pack formats. Currency-neutral adjusted gross margin was unfavorable 230 basis points compared to the prior year-to-date period after eliminating the impact of the multi-employer pension plan exit liability, mark-to-market, Project K, Brexit, business and portfolio realignment, and foreign currency.

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

The Company approved all remaining Project K initiatives as of the end of 2018 and implementation of these remaining initiatives will be completed in 2019. We expect to incur total charges of approximately $50 million in 2019 as we complete the implementation of previously approved Project K initiatives. For year-to-date period ended September 28, 2019, the Company has recorded total net charges of approximately $38 million related to Project K.

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
Project charges, after-tax cash costs and annual savings remain in line with previous estimates.

Other Programs
During the second quarter of 2019, the Company announced a reorganization plan for the European reportable segment designed to simplify the organization, increase organizational efficiency, and enhance key processes. The overall program is expected to be substantially completed by December 31, 2020.
The program is expected to result in cumulative pretax charges of approximately $40 million, including certain non-cash credits. Cash costs are expected to be approximately $50 million. The total expected charges will include severance and other termination benefits; and charges related to relocation, third party legal and consulting fees, and contract termination costs. Annual savings from the program are expected to be approximately $35 million, with the majority of the savings realized by the end of 2020.
During the year-to-date period ended September 28, 2019, the Company recorded total net charges of $32 million related to this initiative. The charges were recorded in SG&A expense.
Additionally during the second quarter of 2019, the Company announced a reorganization plan which primarily impacts the North America segment. The reorganization plan is designed to simplify the organization that supports the remaining North America business after the divestiture and related transition. This program is expected to be substantially completed by December 31, 2020.
The overall program is expected to result in cumulative pretax charges of approximately $30 million. Cash costs are expected to approximate the pretax charges. Total expected charges will include severance and other termination benefits and charges related to third party consulting fees. Annual savings from the project are expected to be approximately $50 million, with the majority of the savings realized by the end of 2020.
During the quarter and year-to-date period ended September 28, 2019, the Company recorded total net charges of $3 million and $21 million, respectively, related to this initiative. The charges were recorded in SG&A expense.

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

Interest expense
For the quarters ended September 28, 2019 and September 29, 2018, interest expense was $72 million. Debt redemption costs of $16 million during the current quarter were offset by interest savings on the related debt and the impact of a favorable settlement of tax-related interest.

For the year-to-date periods ended September 28, 2019 and September 29, 2018, interest expense was $221 million and $213 million, respectively. The increase from the comparable prior year-to-date period is due primarily to higher average commercial paper balances, primarily during the first half of the year, as well as Senior Notes issued in May 2018 in conjunction with our purchase of additional equity interests in Tolaram Africa Foods, PTE LTD and Multipro.
Income Taxes
Our reported effective tax rate for the quarters ended September 28, 2019 and September 29, 2018 was 27% and 15%, respectively. The effective tax rate for the third quarter of 2019 was unfavorably impacted by a permanent basis difference in the assets sold to Ferrero partially offset by the resolution of an uncertain tax position. The effective tax rate for the third quarter of 2018 benefited from a $16 million reduction of income tax expense related to the updated estimate of the Company's transition tax liability.
The reported effective tax rate for the year-to-date periods ended September 28, 2019 and September 29, 2018 was 22% and 14%, respectively. The effective tax rate for the year-to-date period ended September 28, 2019 was unfavorably impacted by a permanent basis difference in the assets sold to Ferrero. For the year-to-date period ended September 29, 2018, the effective tax rate benefited from a $16 million reduction of income tax expense related to the updated estimate of the Company's transition tax liability, a discretionary pension contribution, and a $44 million discrete tax benefit as a result of the remeasurement of deferred taxes following a legal entity restructuring.
The adjusted effective income tax rate for the quarters ended September 28, 2019 and September 29, 2018 was 18% and 19%, respectively. The adjusted effective income tax rate for the year-to-date periods ended September 28, 2019 and September 29, 2018 was 20% and 16%, respectively.

As a result of the divestiture of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses during the third quarter of 2019, the Company reclassified approximately $200 million of deferred tax liabilities to current tax liability and recognized approximately $60 million of current tax liability related to permanent basis differences on the assets sold to Ferrero. The Company expects to pay cash taxes of approximately $260 million in the fourth quarter of 2019 related to the divestiture.

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

	Quarter ended		Year-to-date period ended
Consolidated results (dollars in millions)	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Reported income taxes	$91	$69	$237	$206
Mark-to-market	5	4	3	12
Project K	(4)	(8)	(8)	(13)
Brexit impacts	—	—	(1)	—
Business and portfolio realignment	(12)	—	(39)	—
Multiemployer pension plan liability	(31)	—	(31)	—
Gain on divestiture	55	—	55	—
Adoption of U.S. Tax Reform	—	(16)	—	(16)
Adjusted income taxes	$78	$89	$258	$223
Reported effective income tax rate	26.7%	15.0%	22.2%	14.3%
Mark-to-market	—%	—%	—%	0.1%
Project K	—%	(0.6)%	—%	(0.3)%
Brexit impacts	—%	—%	0.1%	—%
Business and portfolio realignment	(1.8)%	—%	(0.7)%	—%
Multiemployer pension plan liability	1.3%	—%	(0.1)%	—%
Gain on divestiture	9.3%	—%	3.3%	—%
Adoption of U.S. Tax Reform	—%	(3.4)%	—%	(1.1)%
Adjusted effective income tax rate	17.9%	19.0%	19.6%	15.6%

Brexit
In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. In February 2017, the British Parliament voted in favor of allowing the British government to begin negotiating the terms of the United Kingdom’s withdrawal from the European Union, and, in March 2017, the British government invoked Article 50 of the Treaty on European Union, which, per the terms of the treaty, formally triggered a two-year negotiation process and put the United Kingdom on a course to withdraw from the European Union by the end of March 2019. The European Union recently granted an extension of the withdrawal date to January 31, 2020. With no agreement concluded as yet, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal.

The impact to the financial trends of our European and Consolidated businesses resulting from Brexit continues to be evaluated. During 2018 we generated approximately 5% of our net sales and hold approximately 4% of consolidated assets in the United Kingdom as of September 28, 2019. As details of the United Kingdom’s withdrawal from the European Union are finalized, we will continue to evaluate the impacts to our business.

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

We have a substantial amount of indebtedness which results in current maturities of long-term debt and notes payable which can have a significant impact on working capital as a result of the timing of these required payments. These factors, coupled with the use of our ongoing cash flows from operations to service our debt obligations, pay dividends, fund acquisition opportunities, and repurchase our common stock, reduce our working capital amounts. We had negative working capital of $0.9 billion and $0.6 billion as of September 28, 2019 and September 29, 2018, respectively.

With the July 28, 2019 closing of the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash, we reduced our non-GAAP cash flow guidance for the estimated cash tax on proceeds from the sale, the absence of the divested businesses cash flow, working capital impacts of assets and liabilities not sold with the businesses, and transaction-related costs.  After-tax proceeds of approximately $1.0 billion were used to redeem outstanding debt, which reduced our leverage and provides additional financial flexibility for future operating and investing needs.

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
The following table sets forth a summary of our cash flows:

	Year-to-date period ended
(millions)	September 28, 2019	September 29, 2018
Net cash provided by (used in):
Operating activities	$925	$926
Investing activities	931	(785)
Financing activities	(1,731)	(136)
Effect of exchange rates on cash and cash equivalents	7	23
Net increase (decrease) in cash and cash equivalents	$132	$28

Operating activities
The principal source of our operating cash flow is net earnings, meaning cash receipts from the sale of our products, net of costs to manufacture and market our products.
Net cash provided by our operating activities for the year-to-date period ended September 28, 2019, totaled $925 million, flat compared to the same period in 2018. The impact of the divestiture and related restructuring costs and higher input costs in the current year-to-date period were mostly offset by lower pension contributions.
Our cash conversion cycle (defined as days of inventory and trade receivables outstanding less days of trade payables outstanding, based on a trailing 12 month average), was approximately negative 5 days and negative 7 days for the 12 month periods ended September 28, 2019 and September 29, 2018, respectively. The decrease from the prior year is due primarily to a slight decline in days trade payables are outstanding.
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

	Year-to-date period ended
(millions)	September 28, 2019	September 29, 2018
Net cash provided by operating activities	$925	$926
Additions to properties	(436)	(389)
Cash flow	$489	$537

Our non-GAAP measure for cash flow decreased to $489 million in the year-to-date period ended September 28, 2019, from $537 million in the comparable prior year period due primarily to the divestiture and related restructuring costs, increased input costs, and higher capital expenditures, mostly offset by lower pension contributions.

Investing activities
Our net cash provided by investing activities totaled $931 million for the year-to-date period ended September 28, 2019 compared to cash used of $785 million in the same period of 2018. The year-over-year increase is due primarily to the sale of selected cookies, fruit and fruit-flavored snacks, pie crusts, and ice cream cones businesses to Ferrero for approximately $1.3 billion in cash, and our acquisition of an ownership interest in TAF for $381 million during 2018.
Financing activities
Our net cash used in financing activities for the year-to-date period ended September 28, 2019 totaled $1,731 million compared to $136 million during the comparable period of 2018 due primarily to the debt redemptions during the third quarter of 2019 totaling approximately $1.0 billion as well as net long-term debt issuances in the prior year period. In August 2019, the Company redeemed $191 million of its 4.15% U.S. Dollar Notes due November 2019, $248 million of its 4.00% U.S. Dollar Notes due 2020, $202 million of its 3.25% U.S. Dollar Notes due 2021, and $50 million of its 2.65% U.S. Dollar Notes due 2023. In September 2019, the Company redeemed $309 million of its 4.15% U.S. Dollar Notes due November 2019, the remaining principal balance subsequent to the August redemption.

In December 2017, the board of directors approved a new authorization to repurchase up to $1.5 billion in shares beginning in 2018 through December 2019. Total purchases for the year-to-date period ended September 28, 2019, were 4 million shares for $220 million. Total purchases for the year-to-date period ended September 29, 2018, were 2 million shares for $120 million.

We paid cash dividends of $574 million in the year-to-date period ended September 28, 2019, compared to $568 million during the same period in 2018. During the third quarter of 2019 we increased the quarterly dividend to $.57 per common share from the previous $.56 per common share. In October 2019, the board of directors declared a dividend of $.57 per common share, payable on December 16, 2019 to shareholders of record at the close of business on December 2, 2019. The dividend is broadly in line with our current plan to maintain our long-term dividend pay-out of approximately 50% of adjusted net income.

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

Monetization programs
We have a program in which customers could extend their payment terms in exchange for the elimination of early payment discounts (Extended Terms Program). In order to mitigate the net working capital impact of the Extended Terms Program for discrete customers, we entered into agreements to sell, on a revolving basis, certain trade accounts receivable balances to third party financial institutions (Monetization Programs). Transfers under the Monetization Programs are accounted for as sales of receivables resulting in the receivables being de-recognized from our Consolidated Balance Sheet. The Monetization Programs provide for the continuing sale of certain receivables on a revolving basis until terminated by either party; however the maximum funding from receivables that may be sold at any time is currently $1,033 million, but may be increased or decreased as customers move in or out of the Extended Terms Program and as additional financial institutions move in or out of the Monetization Programs. Accounts receivable sold of $918 million and $900 million remained outstanding under this arrangement as of September 28, 2019 and December 29, 2018, respectively.

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

Future outlook
The Company reaffirmed full-year guidance:

Net sales growth is still expected to be 1-2% year on year on both a currency-neutral and organic basis.

Currency-neutral adjusted operating profit expectations continue to be for a decline in the range of 4-5%.

Currency-neutral adjusted EPS is expected to decline by approximately 10%, the favorable end of our previous guidance, due primarily to a slightly lower tax rate and favorable Other income (expense).

Non-GAAP operating cash flow, defined as operating cash flow less expenditures for property additions, is expected to be approximately $0.5 billion for the year, reflecting the impact of the divestiture.

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

See the table below that outlines the projected impact of certain other items that are excluded from non-GAAP guidance for 2019:

Impact of certain items excluded from Non-GAAP guidance:	Net Sales	Operating Profit	Earnings Per Share
Project K (pre-tax)		~$50M	~$0.15
Business and portfolio realignment (pre-tax)		~$170-180	~$0.50-0.53
Multi-employer pension plan exit liability (pre-tax)		$132M	$0.39
Income tax impact applicable to adjustments, net**			~$0.24
Currency-neutral adjusted guidance*	1-2%	(4)-(5)%	~(10)%
Subtract: Acquisitions	2%
Add Back: Divestiture	~(2)-(3)%
Organic guidance	1-2%
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
Refer to disclosures contained within Item 7A of our 2018 Annual Report on Form 10-K. Other than changes noted here, there have been no material changes in the Company’s market risk as of September 28, 2019.

There have also been periods of increased market volatility and currency exchange rate fluctuations specifically within the United Kingdom and Europe, as a result of the UK referendum held on June 23, 2016, in which voters approved an exit from the European Union, commonly referred to as Brexit. As a result of the referendum, the British government formally initiated the process for withdrawal in March 2017. The terms of withdrawal have not yet been ratified by the UK parliament, and the European Union has, therefore, granted a further extension from the original March 29, 2019 deadline to January 31, 2020. If the current agreement is not ratified by that date, the United Kingdom will leave the European Union at such time with no agreement. Accordingly, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. We recognize that there are still significant uncertainties surrounding the ultimate resolution of Brexit negotiations, and we will continue to monitor any changes that may arise and assess their potential impact on our business.

During 2019, we've entered into forward starting interest swaps with notional amounts totaling $600 million, as hedges against interest rate volatility associated with a forecasted issuance of fixed rate U.S. Dollar debt. These swaps were designated as cash flow hedges.

During 2019, we've settled interest rate swaps with notional amounts totaling €1.8 billion that were previously designated as fair value hedges for certain Euro debt for an aggregate gain of $40 million. This gain will be amortized to interest expense over the life of the related debt. Additionally we've entered into new interest rate swaps with notional amounts totaling €1.2 billion that were designated as fair value hedges for certain Euro debt.

We have interest rate contracts with notional amounts totaling $1.9 billion representing a settlement obligation of $15 million as of September 28, 2019. We had interest rate contracts with notional amounts totaling $1.6 billion representing a settlement obligation of $5 million as of December 29, 2018.

During 2019, we entered into cross currency swaps with notional amounts totaling approximately €300 million, as hedges against foreign currency volatility associated with our net investment in our wholly-owned foreign subsidiaries. These swaps were designated as net investment hedges. We have cross currency swaps with notional amounts totaling $1.5 billion outstanding as of September 28, 2019 representing a net settlement receivable of $143 million. The total notional amount of cross currency swaps outstanding as of December 29, 2018 was $1.2 billion representing a net settlement receivable of $79 million.
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
As of September 28, 2019, we carried out an evaluation under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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
The following table provides information with respect to purchases of common shares under programs authorized by our board of directors during the quarter ended September 28, 2019.
(c) Issuer Purchases of Equity Securities
(millions, except per share data)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1:
6/30/2019 - 7/27/2019	—	$—	—	$960
Month #2:
7/28/2019 - 8/24/2019	—	$—	—	$960
Month #3:
8/25/2019 - 9/28/2019	—	$—	—	$960
Total	—	$—	—
Item 6. Exhibits

(a)	Exhibits:

31.1	Rule 13a-14(e)/15d-14(a) Certification from Steven A. Cahillane
31.2	Rule 13a-14(e)/15d-14(a) Certification from Amit Banati
32.1	Section 1350 Certification from Steven A. Cahillane
32.2	Section 1350 Certification from Amit Banati
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: October 30, 2019

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